Form 10-K
period 2006-07-01
Hanesbrands Inc.
filed 2006-09-28
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32891

Hanesbrands Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-3552316
(State of incorporation)	(I.R.S. employer identification no.)

1000 East Hanes Mill Road Winston-Salem, North Carolina	27105
(Address of principal executive office)	(Zip code)

(336) 519-4400
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of September 15, 2006, there were 96,306,232 shares of registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $2,041,254,084 based on the closing price of the common stock of $21.20 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates.

Trademarks, Trade Names and Service Marks

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Annual Report on Form 10-K include the Hanes, Champion, C9 by Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Beefy-T, Outer Banks and Duofold marks, which may be registered in the United States and other jurisdictions. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K is, to our knowledge, owned by such other company.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials we have filed or will file with the Securities and Exchange Commission, or the “SEC,” contain, or will contain, certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information included under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Our Business” contain forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements.

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	our ability to migrate our production and manufacturing operations to lower-cost centers around the world;

•	the highly competitive and evolving nature of the industry in which we compete;

•	our ability to effectively manage our inventory and reduce inventory reserves;

•	any failure by us to successfully streamline our operations;

•	retailer consolidation and other changes in the apparel essentials industry;

•	our ability to keep pace with changing consumer preferences in intimate apparel;

•	any loss of or reduction in sales to any of our top customers, especially Wal-Mart;

•	financial difficulties experienced by any of our top customers;

•	risks associated with our foreign operations or foreign supply sources, such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	the impact of economic and business conditions and industry trends in the countries in which we operate on our supply chain;

•	any failure by us to protect against dramatic changes in the volatile market price of cotton, the primary material used in the manufacture of our products;

•	costs and adverse publicity arising from violations of labor and environmental laws by us or any of our third-party manufacturers;

•	our ability to attract and retain key personnel;

•	our substantial debt and debt service requirements that restrict our operating and financial flexibility and impose significant interest and financing costs;

•	the risk of inflation or deflation;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	the receipt of licenses and other rights associated with Sara Lee’s branded apparel business;

•	rapid technological changes;

•	future financial performance, including availability, terms and deployment of capital;

•	the outcome of any pending or threatened litigation;

•	our ability to comply with environmental and occupational health and safety laws and regulations;

•	general economic conditions; and

•	possible terrorists attacks and ongoing military action in the Middle East and other parts of the world.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report on Form 10-K. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any other change in events, conditions or circumstances on which any such statement is based, other than as required by law.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the SEC. You can inspect, read and copy these reports, proxy statements and other information at the public reference facilities the SEC maintains at 100 F Street, N.E., Washington, D.C. 20549.

We make available free of charge at www.hanesbrands.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. You can also obtain copies of these materials at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically with it.

Throughout this Annual Report on Form 10-K, we refer you to our website, www.hanesbrands.com, as a source for certain information. By making these references, we do not incorporate our website or its contents into this Annual Report on Form 10-K.

PART I

Item 1.	Business

OUR BUSINESS

General

We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Playtex, Bali, Just My Size, barely there and Wonderbra. We design, manufacture, source and sell a broad range of apparel essentials such as t-shirts, bras, panties, men’s underwear, kids’ underwear, socks, hosiery, casualwear and activewear. Our brands hold either the number one or number two U.S. market position by sales in most product categories in which we compete.

We were spun off from Sara Lee Corporation on September 5, 2006. In connection with the spin off, Sara Lee contributed its branded apparel Americas and Asia business to us and distributed all of the outstanding shares of our common stock to its stockholders on a pro rata basis. As a result of the spin off, Sara Lee ceased to own any equity interest in our company. In this Annual Report on Form 10-K, we describe the businesses contributed to us by Sara Lee in the spin off as if the contributed businesses were our business for all historical periods described. References in this Annual Report on Form 10-K to our historical assets, liabilities, products, businesses or activities of our business are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the contributed businesses as the businesses were conducted as part of Sara Lee and its subsidiaries prior to the spin off.

Our products are sold through multiple distribution channels. In fiscal 2006, 44% of our net sales were to mass merchants, 19% were to national chains and department stores, 8% were direct to consumer, 8% were in our international segment and 21% were to other retail channels such as embellishers, specialty retailers, warehouse clubs and sporting goods stores. In addition to designing and marketing apparel essentials, we have a long history of operating a global supply chain that incorporates a mix of self-manufacturing, third-party contractors and third-party sourcing.

The apparel essentials segment of the apparel industry is characterized by frequently replenished items, such as t-shirts, bras, panties, men’s underwear, kids’ underwear, socks and hosiery. Growth and sales in the apparel essentials industry are not primarily driven by fashion, in contrast to other areas of the broader apparel industry. Rather, we focus on the core attributes of comfort, fit and value, while remaining current with regard to consumer trends.

Our business is organized into four operating segments. These segments—innerwear, outerwear, hosiery and international—are treated as reportable segments for financial reporting purposes.

The following table summarizes our operating segments by category:

Segment	Primary Products	Primary Brands

Innerwear	Intimate apparel, such as bras, panties and bodywear	Hanes, Playtex, Bali, barely there, Just My Size, Wonderbra
	Men’s underwear and kids’ underwear	Hanes, Champion, Polo Ralph Lauren**
	Socks	Hanes, Champion
Outerwear	Activewear, such as performance t-shirts and shorts	Hanes, Champion, Just My Size
	Casualwear, such as t-shirts, fleece and sport shirts	Hanes, Just My Size, Outerbanks, Hanes Beefy-T
Hosiery	Hosiery	L’eggs, Hanes, Just My Size
International	Activewear, men’s underwear, kids’ underwear, intimate apparel, socks, hosiery and casualwear	Hanes, Wonderbra*, Playtex*,Champion, Rinbros, Bali

*	As a result of the February 2006 sale of Sara Lee’s European branded apparel business, we are not permitted to sell this brand in the European Union, or EU, several other European countries and South Africa.

**	Brand used under a license agreement.

Our brands have a strong heritage in the apparel essentials industry. According to The NPD Group/Consumer Panel Tracksm, or “NPD,” our brands possess either the number one or number two market position in the United States in most of the product categories in which we compete, on a rolling year-end basis as of May 2006. According to a 2006 survey of consumer brand awareness by Women’s Wear Daily, Hanes is the most recognized apparel and accessory brand among women in the United States. According to NPD, our largest brand, Hanes, is the top selling apparel brand in the United States by units sold, on a rolling year-end basis as of May 2006.

We sell high-volume, frequently replenished apparel essentials. The majority of our core styles continue from year to year, with variations only in color, fabric or design details, and are frequently replenished by consumers. For example, we believe the average U.S. consumer makes 3.5 trips to retailers to purchase men’s underwear and 4.5 trips to purchase panties annually.

We are the largest seller of apparel essentials in the United States as measured by sales. As an example of the scale of our operations, we manufactured and sold more than 400 million t-shirts (innerwear and outerwear) and almost half a billion pairs of socks in fiscal 2006. Most of our products are sold to large retailers that have high-volume demands. We have met the demands of our customers by developing vertically integrated operations and an extensive network of owned facilities and third-party manufacturers over a broad geographic footprint.

We sell our products primarily through large, high-volume retailers, including mass merchants, department stores and national chains. We have strong, long-term relationships with our top customers, including relationships of more than ten years with each of our top ten customers. The size and operational scale of the high-volume retailers with which we do business require extensive category and product knowledge and specialized services regarding the quantity, quality and planning of orders. In the late 1980s, we undertook a shift in our approach to our relationships with our largest customers when we sought to align significant parts of our organization with corresponding parts of their organizations. For example, we are organized into teams that sell to and service our customers across a range of functional areas, such as demand planning, replenishment and logistics. We also have entered into customer-specific programs such as the introduction in 2004 of C9 by Champion products marketed and sold through Target stores. Through these efforts, we have become the largest apparel essentials supplier to many of our customers.

Our ability to react to changing customer needs and industry trends will continue to be key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We intend to leverage our insights into consumer demand in the apparel essentials industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends.

Examples of our success to date include:

•	Tagless garments—where the label is embroidered or printed directly on the garment instead of attached on a tag—which we first released in t-shirts under our Hanes brand (2002), and subsequently expanded into other products such as outerwear tops (2003) and panties (2004).

•	“Comfort Soft” bands in our underwear and bra lines, which deliver to our consumers a softer, more comfortable feel with the same durable fit (2004 and 2005).

•	New versions of our Double Dry wicking products and Friction Free running products under our Champion brand (2005).

•	The “no poke” wire which was successfully introduced to the market in our Bali brand bras (2004).

Our Industry

According to industry estimates from NPD, apparel sales in the United States totaled approximately $181 billion in calendar year 2005, growing at a compound annual rate of 3.5% from calendar year 2003 to calendar year 2005, driven largely by strength in adult apparel sales. The apparel essentials segment of the apparel industry is characterized by frequently replenished items, such as t-shirts, bras, panties, men’s underwear, kids’ underwear, socks and hosiery, which represented approximately 24%, or $44 billion, of total calendar year 2005 apparel sales. Apparel essentials sales have been growing faster than the total apparel market, with apparel essentials growing at a compound annual rate of 4.5% over the past two calendar years. The overall U.S. apparel market and the core categories critical to our future success will continue to be influenced by a number of broad-based trends:

•	the U.S. population is predicted to increase at a rate of less than 1% annually, with the rate of increase declining through 2050, with a continued aging of the population and a shift in the ethnic mix;

•	changing attitudes about fashion, the need for versatility, and continuing preferences for more casual apparel are expected to support the strength of basic or classic styles of “relaxed apparel”;

•	the impact of a continued deflationary environment in our business and the apparel essentials industry;

•	continued increases in body size across all age groups and genders, and especially among children, will drive demand for plus-sized apparel; and

•	intense competition and continued consolidation in the retail industry, the shifting of formats among major retailers, convenience and value will continue to be key drivers.

In addition, we anticipate growth in the apparel essentials industry will be driven in part by product improvements and innovations. Improvements in product features, such as stretch in t-shirts or tagless garment labels, or in increased variety through new sizes or styles, such as half sizes and boy leg briefs, are expected to enhance consumer appeal and category demand. Often the innovations and improvements in our industry are not trend-driven, but are designed to react to identifiable consumer needs and demands. As a consequence, the apparel essentials market is characterized by lower fashion risks compared to other apparel categories.

Our Brands

Our portfolio of leading brands is designed to address the needs and wants of various consumer segments across a broad range of apparel essentials products. Our portfolio includes four brands that each have fiscal 2006 annual net sales significantly in excess of $200.0 million, with Hanes fiscal 2006 net sales exceeding $2.0 billion. Each of our brands has a particular consumer positioning that distinguishes it from its competitors and guides its advertising and product development.

Hanes is the largest and most widely recognized brand in our portfolio. According to a 2006 survey of consumer brand awareness by Women’s Wear Daily, Hanes is the most recognized apparel and accessory brand among women in the United States. The Hanes brand covers all of our product categories, including men’s underwear, kids’ underwear, bras, panties, socks, t-shirts, fleece and sheer hosiery. Hanes stands for outstanding comfort, style and value.

Champion is our second-largest brand. Specializing in athletic performance apparel, the Champion brand is designed for everyday athletes. We believe that Champion’s combination of comfort, fit and style provides athletes with mobility, durability and up-to-date styles, all product qualities that are important in the sale of athletic products. We also distribute products under the C9 by Champion brand exclusively through Target stores.

Playtex, our third-largest brand within our portfolio, offers a line of bras, panties and shapewear, including products that offer solutions for hard to fit figures. Bali is the fourth-largest brand within our portfolio. Bali offers a range of bras, panties and shapewear sold in the department store channel. Our brand portfolio also includes the following well-known brands: L’eggs, Just My Size, barely there, Wonderbra, Outerbanks, and Duofold. These brands serve to round out our product offerings, allowing us to give consumers a variety of options to meet their diverse needs.

Our Segments

Our operations are managed in four operating segments, each of which is a reportable segment: innerwear, outerwear, hosiery and international. Our innerwear, outerwear and hosiery segments principally sell products in the United States and our international segment exclusively sells products in foreign countries.

For more information about our segments, see Note 21 to the combined and consolidated financial statements included in this Annual Report on Form 10-K.

Innerwear

The innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size and Wonderbra brands, offering a full line of bras, panties and bodywear. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes and Champion brand names. We also produce underwear products under a licensing agreement with Polo Ralph Lauren. Our fiscal 2006 net sales from our innerwear segment were $2.6 billion, representing approximately 58% of net sales.

Outerwear

We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and in 2004 launched a new apparel program at Target, C9 by Champion. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products to screenprinters and embellishers, who imprint or embroider the product and then resell to specialty retailers and organizations such as resorts and professional sports clubs. We sell our products to screenprinters and embellishers primarily under the Hanes, Hanes Beefy-T and Outer Banks brands. Our fiscal 2006 net sales from our outerwear segment were $1.2 billion, representing approximately 27% of net sales.

Hosiery

We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our Hanes, L’eggs and Just My Size brands. Our fiscal 2006 net sales from our hosiery segment were $305.7 million, representing approximately 7% of net sales. Consistent with a sustained decline in the hosiery industry due to changes in consumer preferences, our net sales from hosiery sales have declined each year since 1995.

International

Our fiscal 2006 net sales in our international segment were $388.0 million, representing approximately 8% of net sales and included sales in Asia, Canada and Latin America. Japan, Canada and Mexico are our largest international markets and we also have opened sales offices in India and China.

Design, Research and Product Development

At the core of our design, research and product development capabilities is a team of more than 300 professionals. As part of plans to consolidate our operations, we recently combined our design, research and development teams into an integrated group for all of our product categories. We also recently opened a new facility located in Winston-Salem, North Carolina, which is the center of our research, technical design and product development efforts. We employ creative design and product development personnel in our design center in New York City and have a research team in the United Kingdom. Consistent with the expansion of our manufacturing operations, we are planning to expand our research and product development activities into Asia. During fiscal 2004, 2005 and 2006, we spent approximately $53 million, $51 million, and $55 million, respectively, on design, research and product development.

Customers

In fiscal 2006, approximately 92% of our net sales were to customers in the United States and approximately 8% were to customers outside the United States (consisting of net sales from our international segment and net sales from our outerwear segment to customers outside the United States). Domestically, almost 81% of our net sales were wholesale sales to retailers, 11% were wholesale sales to third-party embellishers and 8% were direct-to-consumer. We have well-established relationships with some of the largest apparel retailers in the world. Our largest customers are Wal-Mart, Target and Kohl’s, accounting for 29%, 12% and 6% of our total sales in fiscal 2006, respectively. As is common in the apparel essentials industry, we generally do not have purchase agreements that obligate our customers, including Wal-Mart, to purchase our products. However, all of our key customer relationships have been in place for 10 years or more. Wal-Mart and Target are our only customers with net sales that exceed 10% of any individual segment’s net sales. In our innerwear segment, Wal-Mart accounts for 34% of net sales and Target accounts for 11% of net sales. In our outerwear segment, Wal-Mart accounts for 23% of net sales and Target accounts for 19% of net sales. In our hosiery and international segments, Wal-Mart accounts for 21% and 13% of net sales, respectively. Across all of our distribution channels, our largest customers are also among the largest participants in their respective channels. For example, in fiscal 2006 our sales to Wal-Mart exceeded $1.2 billion.

Due to their size and operational scale, high-volume retailers require extensive category and product knowledge and specialized services regarding the quantity, quality and timing of product orders. We have organized multi-functional customer management teams, which has allowed us to form strategic long-term relationships with these customers and efficiently focus resources on category, product and service expertise. Smaller regional customers attracted to our leading brands and quality products also represent an important component of our distribution, and our organizational model provides for an efficient use of resources that delivers a high level of category and channel expertise and services to these customers. In the United States, we sell our products through all distribution channels in which apparel essentials are sold.

Sales to the mass merchant channel accounted for approximately 44% of our net sales in fiscal 2006. We sell all of our product categories in this channel primarily under our Hanes, Just My Size, Playtex and C9 by Champion brands. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Wal-Mart. Wal-Mart, which accounted for approximately 29% of our total net sales for fiscal 2006, is our largest mass merchant customer.

Sales to the national chains and department stores channel accounted for approximately 19% of our net sales in fiscal 2006. The national chains target a higher-income consumer than mass merchants, focus more of their sales on apparel items rather than other consumer goods such as grocery and drug products, and are characterized by large retailers such as Sears, JC Penney and Kohl’s. We sell all of our product categories in this channel. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than national chains or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s and Dillard’s. We sell products in our intimate apparel, hosiery and underwear categories through these department stores.

Sales to the direct-to-consumer channel accounted for approximately 8% of our net sales in fiscal 2006. We sell our branded products directly to consumers through our 224 outlet stores, as well as our catalogs and our web sites operating under the Hanes name, as well as One Hanes Place, Outerbanks, Just My Size and Champion. Our outlet stores are value based, offering the consumer a savings of 25% to 40% off suggested retail prices, and sell first-quality, excess, post-season, obsolete and slightly imperfect products. Our catalogs and web sites address the growing direct-to-consumer channel that operates in today’s 24/7 retail environment, and we have an active database of approximately two million consumers receiving our catalogs and emails. Our web sites have experienced significant growth, and we expect this trend to continue as more consumers embrace this retail shopping channel.

Sales in our international segment represented approximately 8% of our net sales in fiscal 2006, and included sales in Asia, Canada and Latin America. Japan, Canada and Mexico are our largest international markets, and India and China are the fastest growing. We operate in several locations in Latin America including Mexico, Puerto Rico, Argentina, Brazil and Central America. From an export business perspective, we use distributors to service customers in the Middle East and Asia, and have a limited presence in Latin America. The primary focus of the export business is Hanes underwear and Bali, Playtex, Wonderbra and barely there intimate apparel.

Sales in other channels represented approximately 21% of our net sales in fiscal 2006. We sell t-shirts, golf and sport shirts and fleece sweatshirts to third-party embellishers primarily under our Hanes, Hanes Beefy-T and Outerbanks brands. Sales to third-party embellishers accounted for approximately 11% of our net sales in fiscal 2006. We also sell a significant range of our underwear, activewear and sock products under the Champion brand to wholesale clubs, such as Costco, and sporting goods stores, such as The Sports Authority. We sell primarily legwear and underwear products under the Hanes and L’eggs brands to food, drug and variety stores. We sell our branded apparel essentials products to the U.S. military for sale to servicemen and servicewomen.

Inventory

Effective inventory management is a key component of our future success. Since our customers do not purchase our products under long-term supply contracts, but rather on a purchase order basis, effective inventory management requires close coordination with the customer base. We employ various types of inventory management techniques that include collaborative forecasting and planning, vendor managed inventory, key event management, and various forms of replenishment management processes. We have approximately 69 demand management planners in our customer management group who work closely with customers to develop demand forecasts that are passed to the supply chain. We have an additional 18 professionals within the customer management group who coordinate daily with our larger customers to help ensure that our customers’ planned inventory levels are in fact available at their individual retail outlets. Additionally, within our supply chain organization we have approximately 150 dedicated professionals that translate the demand forecast into our inventory strategy and specific production plans. These individuals work closely with our customer management team to balance inventory investment/exposure with customer service targets.

Seasonality

Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. Nevertheless, we are subject to some degree of seasonality. Sales are typically higher in the first two quarters (July to December) of each fiscal year. Socks, hosiery and fleece products generally have higher sales during this period as a result of cooler weather, back-to-school shopping and holidays. Sales levels in a period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand.

Marketing

Our strategy is to bring consumer-driven innovation to market in a compelling way. Our approach is to build targeted, effective multi-media advertising and marketing campaigns regarding our portfolio of key brands. In addition, we will explore new marketing opportunities through which we can communicate the key features and benefits of our brands to consumers. For example, in fiscal 2005, we launched a comprehensive marketing campaign titled “Look Who We’ve Got Our Hanes on Now,” which we believe significantly increased positive consumer attitudes about the Hanes brand in the areas of stylishness, distinctiveness and up-to-date products. We believe that the strength of our consumer insights, our distinctive brand propositions and our focus on integrated marketing give us a competitive advantage in the fragmented apparel marketplace.

Distribution

We distribute our products for the U.S. market primarily from U.S.-based company-owned and company-operated distribution centers. As of July 1, 2006, we operated 31 distribution centers and also performed direct ship services from selected Central America, Caribbean Basin and Mexico based operations to the U.S. markets. We recently opened our first distribution center on the West Coast, in California. International distribution operations use a combination of third-party logistics providers, as well as owned and operated distribution operations, to distribute goods to our various international markets. We are currently in the process of consolidating several of our U.S. distribution centers. In this process, we intend to centralize our distribution centers around our Winston-Salem, North Carolina base and close several of our distribution centers located around the United States.

Manufacturing and Sourcing

In fiscal 2006, approximately 80% of our finished goods sold in the United States were manufactured through a combination of facilities we own and operate and facilities owned and operated by third-party contractors. These contractors perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We sourced the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.

Finished Goods That Are Manufactured by Hanesbrands

The manufacturing process for finished goods that we manufacture begins with raw materials we obtain from third parties. The principal raw materials in our product categories are cotton and synthetics. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating and volatile cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market and the relative valuations and fluctuations of the currencies of producer versus consumer countries. We attempt to mitigate the effect of fluctuating raw material costs by entering into short-term supply agreements that set the price we will pay for cotton yarn and cotton-based textiles in future periods. We also enter into hedging contracts on cotton designed to protect us from severe market fluctuations in the wholesale prices of cotton. In addition to cotton yarn and cotton-based textiles, we use thread and trim for product identification, buttons, zippers, snaps and lace.

Fluctuations in crude oil or petroleum prices also may influence the prices of items used in our business, such as chemicals, dyestuffs, polyester yarn and foam. Alternate sources of these materials and services are readily available. After they are sourced, cotton and synthetic materials are spun into yarn, which is then knitted into cotton, synthetic and blended fabrics. We spin a significant portion of the yarn and knit a significant portion of the fabrics we use in our owned and operated facilities. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with scheduled production. These fabrics are cut and sewn into finished products, either by us or by third-party contractors. Most of our cutting and sewing operations are located in Central America and the Caribbean Basin.

In making decisions about the location of manufacturing operations and third-party sources of supply, we consider a number of factors including local labor costs, quality of production, applicable quotas and duties and freight costs. Although, according to a 2005 study, approximately 80% of our workforce in fiscal 2005 was located outside the United States, approximately 70% of our labor costs in fiscal 2005 were related to our domestic workforce. We continue to evaluate actions to reduce our U.S. workforce over time, which should have the effect of reducing our total labor costs. Over the past ten years, we have engaged in a substantial asset relocation strategy designed to relocate or eliminate portions of our U.S. based manufacturing operations to lower-cost locations in Central America, the Caribbean Basin and Asia. In this regard, we have recently launched two textile manufacturing projects outside of the United States—an owned textile manufacturing facility in the Dominican Republic, which began production in early 2006, and a strategic alliance with a third-party textile manufacturer in El Salvador, which began production in 2005. At these facilities, textiles are knit, dyed, finished and cut in accordance with our specifications. We expect to achieve cost efficiencies from our operations at these facilities primarily as a result of lower labor costs. In addition, because these manufacturing facilities are located in close proximity to the sewing operations to which the manufactured textiles must be transported, we expect to achieve additional efficiencies by reducing the amount of time needed to produce finished goods. We also expect to increase asset utilization through the operations at these facilities. In connection with moving operations from other facilities, we reduced excess manufacturing capacity. We also expect to benefit from locating many of the processes that require constant changes to the manufacturing line at a single facility, which allows for fewer changes at other facilities. We closed two of our owned textile facilities in the United States in connection with these projects. We also recently closed two additional facilities in the United States and one in Mexico.

Finished Goods That Are Manufactured by Third Parties

In addition to our manufacturing capabilities, we also source finished goods designed by us from third-party manufacturers, also referred to as “turnkey products.” Many of these turnkey products are sourced from international suppliers by our strategic sourcing hubs in Hong Kong and other locations in Asia.

All contracted and sourced manufacturing must meet our high quality standards. Further, all contractors and third-party manufacturers must be preaudited and adhere to our strict supplier and business practices guidelines. These requirements provide strict standards covering hours of work, age of workers, health and safety conditions and conformity with local laws. Each new supplier must be inspected and agree to comprehensive compliance terms prior to performance of any production on our behalf. We audit compliance with these standards and maintain strict compliance performance records. In addition to our audit procedures, we require certain of our suppliers to be Worldwide Responsible Apparel Production, or “WRAP,” certified. WRAP is a stringent apparel certification program that independently monitors and certifies compliance with certain specified manufacturing standards that are intended to ensure that a given factory produces sewn goods under lawful, humane and ethical conditions. WRAP uses third-party, independent certification firms, and requires factory-by-factory certification.

Trade Regulation

We are exposed to certain risks of doing business outside of the United States. We import goods from company-owned facilities in Mexico, Central America and the Caribbean Basin, and from suppliers in those areas and in Asia, Europe, Africa and the Middle East. These import transactions had been subject to constraints imposed by bilateral agreements that imposed quotas that limited the amount of certain categories of merchandise from certain countries that could be imported into the United States and the EU.

Pursuant to a 1995 Agreement on Textiles and Clothing under the World Trade Organization, or “WTO,” effective January 1, 2005, the United States and other WTO member countries were required, with few exceptions, to remove quotas on goods from WTO member countries. The complete removal of quotas would benefit us, as well as other apparel companies, by allowing us to source products without quantitative limitation from any country. Several countries, including the United States, have imposed safeguard quotas on China pursuant to the terms of China’s Accession Agreement to the WTO, and others may impose similar restrictions in the future. Our management evaluates the possible impact of these and similar actions on our ability to import products from China. We do not expect the imposition of these safeguards to have a material impact on us.

Our management monitors new developments and risks relating to duties, tariffs and quotas. In response to the changing import environment resulting from the elimination of quotas, management has chosen to continue its balanced approach to manufacturing and sourcing. We attempt to limit our sourcing exposure through geographic diversification with a mix of company-owned and contracted production, as well as shifts of production among countries and contractors. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.

Competition

The apparel essentials market is highly competitive and rapidly evolving. Competition generally is based upon price, brand name recognition, product quality, selection, service and purchasing convenience. Our businesses face competition today from other large corporations and foreign manufacturers. These competitors include Fruit of the Loom, Inc., Warnaco Group Inc., VF Corporation and Maidenform Brands, Inc. in our

innerwear business segment and Gildan Activewear, Inc., Russell Corporation and Fruit of the Loom, Inc. in our outerwear business segment. We also compete with many small manufacturers across all of our business segments. Additionally, department stores and other retailers, including many of our customers, market and sell apparel essentials products under private labels that compete directly with our brands. We also face intense competition from specialty stores who sell private label apparel not manufactured by us such as Victoria’s Secret, Old Navy and The Gap.

Our competitive strengths include our strong brands with leading market positions, our high-volume, core essentials focus, our significant scale of operations and our strong customer relationships.

•	Strong Brands with Leading Market Positions. According to NPD, our brands possess either the number one or number two market position in the United States in most of the product categories in which we compete, on a rolling year-end basis. According to NPD, our largest brand, Hanes, is the top selling apparel brand in the United States by units sold, on a rolling year-end basis.

•	High-Volume, Core Essentials Focus. We sell high-volume, frequently replenished apparel essentials. The majority of our core styles continue from year to year, with variations only in color, fabric or design details, and are frequently replenished by consumers. We believe that our status as a high-volume seller of core apparel essentials creates a more stable and predictable revenue base and reduces our exposure to dramatic fashion shifts often observed in the general apparel industry.

•	Significant Scale of Operations. We are the largest seller of apparel essentials in the United States as measured by sales. As an example of the scale of our operations, we manufactured and sold more than 400 million t-shirts (innerwear and outerwear) and almost half a billion pairs of socks in fiscal 2006. Most of our products are sold to large retailers which have high-volume demands. We believe that we are able to leverage our significant scale of operations to provide us with greater manufacturing efficiencies, purchasing power and product design, marketing and customer management resources than our smaller competitors.

•	Strong Customer Relationships. We sell our products primarily through large, high-volume retailers, including mass merchants, department stores and national chains. We have strong, long-term relationships with our top customers, including relationships of over ten years with each of our top ten customers. In the late 1980s, we undertook a shift in our approach to our relationships with our largest customers when we sought to align significant parts of our organization with corresponding parts of their organizations. We also have entered into customer-specific programs such as the introduction in 2004 of C9 by Champion products marketed and sold through Target stores. Through these efforts, we have become the largest apparel essentials supplier to many of our customers.

Intellectual Property

Overview

We market our products under hundreds of trademarks, service marks, and trade names in the United States and other countries around the world, the most widely recognized being Hanes, Playtex, Bali, barely there, Wonderbra, Just My Size, L’eggs, Champion, C9 by Champion, Duofold, Beefy-T, Outer Banks, Sol y Oro, Rinbros, Zorba and Ritmo. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear, and we also hold licenses from various toy and media companies which give us the right to use certain of their proprietary characters, names and trademarks.

Some of our own trademarks are licensed to third parties for non-core product categories, such as Champion for athletic-oriented accessories. In the United States, the Playtex trademark is owned by Playtex Marketing Corporation, of which we own a 50% share and which grants to us a perpetual license to the Playtex trademark on and in connection with the sale of apparel in the United States and Canada. The other 50% share of Playtex Marketing Corporation is owned by Playtex Products, Inc., an unrelated third-party, which has a perpetual license to the Playtex trademark on and in connection with the sale of non-apparel products in the United States. Outside the United States and Canada, we own the Playtex trademark and perpetually license such trademark to Playtex Products, Inc. for non-apparel products. In addition, as described below, as part of Sara Lee’s sale in February 2006 of its European branded apparel business, Sun Capital has an exclusive, perpetual, royalty-free license to sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the EU, as well as several other European nations and South Africa. We also own a number of copyrights. Our trademarks and copyrights are important to our marketing efforts and have substantial value. We aggressively protect these trademarks and copyrights from infringement and dilution through appropriate measures, including court actions and administrative proceedings.

Although the laws vary by jurisdiction, trademarks generally remain valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Most of the trademarks in our portfolio, including all of our core brands, are covered by trademark registrations in the countries of the world in which we do business, with registration periods ranging between seven and 20 years depending on the country. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. We have an active program designed to ensure that our trademarks are registered, renewed, protected and maintained. We plan to continue to use all of our core trademarks and plan to renew the registrations for such trademarks for as long as we continue to use them. Most of our copyrights are unregistered, although we have a sizable portfolio of copyrighted lace designs that are the subject of a number of registrations at the U.S. Copyright Office.

We place high importance on product innovation and design, and a number of these innovations and designs are the subject of patents. However, we do not regard any segment of our business as being dependent upon any single patent or group of related patents. In addition, we own proprietary trade secrets, technology and know-how that we have not patented.

Shared Trademark Relationship with Sun Capital

In February 2006, Sara Lee sold its European branded apparel business to an affiliate of Sun Capital. In connection with the sale, Sun Capital received an exclusive, perpetual, royalty-free license to sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the EU, as well as Belarus, Bosnia-Herzegovina, Bulgaria, Croatia, Macedonia, Moldova, Morocco, Norway, Romania, Russia, Serbia-Montenegro, South Africa, Switzerland, Ukraine, Andorra, Albania, Channel Islands, Lichtenstein, Monaco, Gibraltar, Guadeloupe, Martinique, Reunion and French Guyana (the “Covered Nations”). We are not permitted to sell Wonderbra and Playtex branded products in these nations and without our agreement Sun Capital is not permitted to sell Wonderbra and Playtex branded products outside of these nations. In connection with the sale, we also have received an exclusive, perpetual royalty-free license to sell DIM and UNNO branded products in Panama, Honduras, El Salvador, Costa Rica, Nicaragua, Belize, Guatemala, Mexico, Puerto Rico, the United States, Canada and, for DIM products, Japan. We are not permitted to sell DIM or UNNO branded apparel products outside of these countries and Sun Capital will not be permitted to sell DIM or UNNO branded apparel products inside these countries. We also are not permitted to distribute or sell certain apparel products, not including Hanes products, in the Covered Nations until February 2007. In addition, the rights to certain European-originated brands previously part of Sara Lee’s branded apparel portfolio were transferred to Sun Capital, and are not included in our brand portfolio.

Licensing Relationship with Tupperware Corporation

In December 2005, Sara Lee sold its direct selling business, which markets cosmetics, skin care products, toiletries and clothing in 18 countries, to Tupperware Corporation. In connection with the sale, Dart Industries Inc., or “Dart,” an affiliate of Tupperware, received a three-year exclusive license agreement to use the C Logo, Champion U.S.A., Wonderbra, W by Wonderbra, The One and Only Wonderbra, Playtex, Just My Size and Hanes trademarks for the manufacture and sale, under the applicable brands, of certain men’s and women’s apparel in the Philippines, including underwear, socks, sportswear products, bras, panties and girdles, and for the exhaustion of similar product inventory in Malaysia. Dart also received a ten-year, royalty-free, exclusive license to use the Girl’s Attitudes and Girls’ Attitudes trademarks for the manufacture and sale of certain toiletries, cosmetics, intimate apparel, underwear, sportswear, watches, bags and towels in the Philippines. The rights and obligations under these agreements were assigned to us as a part of the spin off. These license agreements are not yet effective pending the closing of the sale of the direct selling business in the Philippines.

In connection with the sale of Sara Lee’s direct selling business, Tupperware Corporation also signed two five-year distributorship agreements providing Tupperware with the exclusive right for three years to distribute and sell, through door-to-door and similar channels, Playtex, Champion, Rinbros, Aire, Wonderbra, Hanes and Teens by Hanes apparel items in Mexico that we have discontinued and/or determined to be obsolete. The agreements also provide Tupperware with the exclusive right for five years to distribute and sell through such channels such apparel items sold by us in the ordinary course of business. The agreements also grant a limited right to use such trademarks solely in connection with the distribution and sale of those products in Mexico.

Under the terms of the agreements, we reserve the right to apply for, prosecute and maintain trademark registrations in Mexico for those products covered by the distributorship agreement. The rights and obligations under these agreements were assigned to us as part of the spin off.

Environmental Matters

We are subject to various federal, state, local and foreign laws and regulations that govern our activities, operations and products that may have adverse environmental, health and safety effects, including laws and regulations relating to generating emissions, water discharges, waste, product and packaging content and workplace safety. Noncompliance with these laws and regulations may result in substantial monetary penalties and criminal sanctions. We are aware of hazardous substances or petroleum releases at a few of our facilities and are working with the relevant environmental authorities to investigate and address such releases. We also have been identified as a “potentially responsible party” at a few waste disposal sites undergoing investigation and cleanup under the federal Comprehensive Environmental Response, Compensation and Liability Act (commonly known as Superfund) or state Superfund equivalent programs. Where we have determined that a liability has been incurred and the amount of the loss can reasonably be estimated, we have accrued amounts in our balance sheet for losses related to these sites. Compliance with environmental laws and regulations and our remedial environmental obligations historically have not had a material impact on our operations, and we are not aware of any proposed regulations or remedial obligations that could trigger significant costs or capital expenditures in order to comply.

Government Regulation

We are subject to U.S. federal, state and local laws and regulations that could affect our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. Our international businesses are subject to similar laws and regulations in the countries in which they operate. Our operations also are subject to various international trade agreements and regulations. See “Trade Regulation” above. While we believe that we are in compliance in all material respects with all applicable governmental regulations, current governmental regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.

Employees

As of July 1, 2006, we had approximately 49,000 employees, approximately 14,000 of whom were located in the United States. As of July 1, 2006, in the United States, fewer than 110 employees were covered by collective bargaining agreements. A portion of our international employees were also covered by collective bargaining agreements. We believe our relationships with our employees are good.

Item 1A.	Risk Factors

RISK FACTORS

This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of our common stock. The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones facing us. Additional risks and uncertainties that currently are not known to us or that we currently believe are immaterial also may adversely affect our businesses and operations.

Risks Related to Our Business

A significant portion of our textile manufacturing operations are located in higher-cost locations, placing us at a product cost disadvantage to our competitors who have a higher percentage of their manufacturing operations in lower-cost, offshore locations.

Though there has been a general industrywide migration of manufacturing operations to lower-cost locations, such as Central America, the Caribbean Basin and Asia, a significant portion of our textile manufacturing operations are still located in higher-cost locations, such as the United States. In addition, our competitors generally source or produce a greater portion of their textiles from regions with lower costs than us, placing us at a cost disadvantage. Our competitors are able to exert pricing pressure on us by using their manufacturing cost savings to reduce prices of their products, while maintaining higher margins than us. To remain competitive, we must, among other things, react to these pricing pressures by lowering our prices from time to time. We will continue to experience pricing pressure and remain at a cost disadvantage to our competitors unless we are able to successfully migrate a greater portion of our textile manufacturing operations to lower-cost locations. However, we cannot guarantee that our migration plans, as executed, will relieve these pricing pressures and our cost disadvantage.

We are in the process of relocating a significant portion of our textile manufacturing operations to overseas locations and this process involves significant costs and the risk of operational interruption.

We currently are relocating and expect to continue to relocate a significant portion of our textile manufacturing operations to locations in Central America, the Caribbean Basin and Asia. The process of relocating significant portions of our textile manufacturing and production operations has resulted in and will continue to result in significant costs. This process also may result in operational interruptions, which may have an adverse effect on our business, results of operations and financial condition.

The integration of our information technology systems is complex, and any delay or problem with this integration may cause serious disruption or harm to our business.

As part of our efforts to consolidate our operations, we are in the process of integrating currently unrelated information technology systems across our company which have resulted in operational inefficiencies and in some cases increased our costs. This process involves the replacement of eight independent systems environments running on different technology platforms with a unified enterprise system that will integrate all of our departments and functions onto common software that runs off a single database. We are subject to the risk that we will not able to absorb the level of systems change, commit the necessary resources or focus the management attention necessary for the implementation to succeed. Many key strategic initiatives of major business functions, such as our supply chain and our finance operations, depend on advanced capabilities enabled by the new systems and if we fail to properly execute or if we miss critical deadlines in the implementation of this initiative, we could experience serious disruption and harm to our business.

We operate in a highly competitive and rapidly evolving market, and our market share and results of operations could be adversely affected if we fail to compete effectively in the future.

The apparel essentials market is highly competitive and evolving rapidly. Competition is generally based upon price, brand name recognition, product quality, selection, service and purchasing convenience. Our businesses face competition today from other large corporations and foreign manufacturers. These competitors include Fruit of the Loom, Inc., Warnaco Group Inc., VF Corporation and Maidenform Brands, Inc. in our innerwear business segment and Gildan Activewear, Inc., Russell Corporation and Fruit of the Loom, Inc. in our outerwear business segment. We also compete with many small companies across all of our business segments. Additionally, department stores and other retailers, including many of our customers, market and sell apparel essentials products under private labels that compete directly with our brands. These customers may buy goods that are manufactured by others, which represents a lost business opportunity for us, or they may sell private label products manufactured by us, which have significantly lower gross margins than our branded products. We also face intense competition from specialty stores that sell private label apparel not manufactured by us, such as Victoria’s Secret, Old Navy and The Gap. Increased competition may result in a loss of or a reduction in shelf space and promotional support and reduced prices, in each case decreasing our cash flows, operating margins and profitability. Our ability to remain competitive in the areas of price, quality, brand recognition, research and product development, manufacturing and distribution will, in large part, determine our future success. If we fail to compete successfully, our market share, results of operations and financial condition will be materially and adversely affected.

If we fail to manage our inventory effectively, we may be required to establish additional inventory reserves or we may not carry enough inventory to meet customer demands, causing us to suffer lower margins or losses.

We are faced with the constant challenge of balancing our inventory with our ability to meet marketplace needs. Excess inventory reserves can result from the complexity of our supply chain, a long manufacturing process and the seasonal nature of certain products. As a result, we are subject to high levels of obsolescence and excess stock. Based on discussions with our customers and internally generated projections, we produce, purchase and/or store raw material and finished goods inventory to meet our expected demand for delivery. However, we sell a large number of our products to a small number of customers, and these customers generally are not required by contract to purchase our goods. If, after producing and storing inventory in anticipation of deliveries, demand is lower than expected, we may have to hold inventory for extended periods or sell excess inventory at reduced prices, in some cases below our cost. There are inherent uncertainties related to the recoverability of inventory, and it is possible that market factors and other conditions underlying the valuation of inventory may change in the future and result in further reserve requirements. Excess inventory can reduce gross margins or result in operating losses, lowered plant and equipment utilization and lowered fixed operating cost absorption, all of which could have a material adverse effect on our business, results of operations or financial condition. For example, while our total inventory reserves were approximately $91 million in fiscal 2004 and $88 million in fiscal 2006, our total inventory reserves were approximately $116 million in fiscal 2005, due in part to lower demand for some of our products than forecasted.

Conversely, we also are exposed to lost business opportunities if we underestimate market demand and produce too little inventory for any particular period. Because sales of our products are generally not made under contract, if we do not carry enough inventory to satisfy our customers’ demands for our products within an acceptable time frame, they may seek to fulfill their demands from one or several of our competitors and may reduce the amount of business they do with us. Any such action would have a material adverse effect on our business, results of operations and financial condition.

Sales of and demand for our products may decrease if we fail to keep pace with evolving consumer preferences and trends.

Our success depends on our ability to anticipate and respond effectively to evolving consumer preferences and trends and to translate these preferences and trends into marketable product offerings. If we are unable to successfully anticipate, identify or react to changing styles or trends or misjudge the market for our products, our sales may be lower than expected and we may be faced with a significant amount of unsold finished goods inventory. In response, we may be forced to increase our marketing promotions, provide mark-down allowances to our customers or liquidate excess merchandise, any of which could have a material adverse effect on our net sales and profitability. Our brand image may also suffer if customers believe that we are no longer able to offer innovative products, respond to consumer preferences or maintain the quality of our products.

We rely on a relatively small number of customers for a significant portion of our sales, and the loss of or material reduction in sales to any of our top customers would have a material adverse effect on our business, results of operations and financial condition.

In fiscal 2006, our top ten customers accounted for 65% of our net sales and our top customer, Wal-Mart, accounted for 29% of our net sales. We expect that these customers will continue to represent a significant portion of our net sales in the future. In addition, our top ten customers are the largest market participants in our primary distribution channels across all of our product lines. Any loss of or material reduction in sales to any of our top ten customers, especially Wal-Mart, would be difficult to recapture, and would have a material adverse effect on our business, results of operations and financial condition.

We generally do not sell our products under contracts, and, as a result, our customers are generally not contractually obligated to purchase our products.

We generally do not enter into purchase agreements that obligate our customers to purchase our products, and as a result, most of our sales are made on a purchase order basis. For example, we have no agreements with Wal-Mart that obligate Wal-Mart to purchase our products. If any of our customers experiences a significant downturn in its business, or fails to remain committed to our products or brands, the customer is generally under no contractual obligation to purchase our products and, consequently, may reduce or discontinue purchases from us. In the past, such actions have resulted in a decrease in sales and an increase in our inventory and have had an adverse effect on our business, results of operations and financial condition. If such actions occur again in the future, our business, results of operations and financial condition will likely be similarly affected.

Further consolidation among our customer base and continued growth of our existing customers could result in increased pricing pressure, reduced floor space for our products and other changes that could be harmful to our business.

In recent years there has been a growing trend toward retailer consolidation. As a result of this consolidation, the number of retailers to which we sell our products continues to decline and, as such, larger retailers now are able to exercise greater negotiating power when purchasing our products. Continued consolidation in the retail industry could result in further price and other competition that may damage our business. Additionally, as our customers grow larger, they increasingly may require us to provide them with some of our products on an exclusive basis, which could cause an increase in the number of stock keeping units, or “SKUs,” we must carry and, consequently, increase our inventory levels and working capital requirements.

Moreover, as our customers consolidate and grow larger they may increasingly seek markdown allowances, incentives and other forms of economic support which reduce our gross margins and affect our profitability. Our financial performance is negatively affected by these pricing pressures when we are forced to reduce our prices without being able to correspondingly reduce our production costs.

Our customers generally purchase our products on credit, and as a result, our results of operations and financial condition may be adversely affected if our customers experience financial difficulties.

During the past several years, various retailers, including some of our largest customers, have experienced significant difficulties, including restructurings, bankruptcies and liquidations. This could adversely affect us because our customers generally pay us after goods are delivered. Adverse changes in our customers’ financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s future purchases or limit our ability to collect accounts receivable relating to previous purchases by that customer, all of which could have a material adverse effect on our business, results of operations and financial condition.

International trade regulations may increase our costs or limit the amount of products that we can import from suppliers in a particular country.

Because a significant amount of our manufacturing and production operations are in, or our products are sourced from, overseas locations, we are subject to international trade regulations. The international trade regulations to which we are subject or may become subject include tariffs, safeguards or quotas. These regulations could limit the countries from which we produce or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by international trade regulations can have a particular impact on our business when, after we have moved our operations to a particular location, new unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed. The countries in which our products are manufactured or into which they are imported may from time to time impose additional new regulations, or modify existing regulations, including:

•	additional duties, taxes, tariffs and other charges on imports, including retaliatory duties or other trade sanctions, which may or may not be based on WTO rules, and which would increase the cost of products purchased from suppliers in such countries;

•	quantitative limits that may limit the quantity of goods which may be imported into the United States from a particular country, including the imposition of further “safeguard” mechanisms by the U.S. government or governments in other jurisdictions, limiting our ability to import goods from particular countries, such as China;

•	changes in the classification of products that could result in higher duty rates than we have historically paid;

•	modification of the trading status of certain countries;

•	requirements as to where products are manufactured;

•	creation of export licensing requirements, imposition of restrictions on export quantities or specification of minimum export pricing; or

•	creation of other restrictions on imports.

Adverse international trade regulations, including those listed above, would harm our business.

Significant fluctuations and volatility in the price of cotton and other raw materials we purchase may have a material adverse effect on our business, results of operations and financial condition.

Cotton is the primary raw material used in the manufacture of many of our products. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating and often volatile cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. In addition, fluctuations in crude oil or petroleum prices may also influence the prices of related items used in our business, such as chemicals, dyestuffs, polyester yarn and foam.

We are not always successful in our efforts to protect our business from the volatility of the market price of cotton through short-term supply agreements and hedges, and our business can be adversely affected by dramatic movements in cotton prices. For example, we estimate that, excluding the impact of futures contracts, a change of $0.01 per pound in cotton prices would affect our annual raw material costs by $3.5 million, at current levels of production. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton would have a material adverse effect on our business, results of operations and financial condition.

We incurred substantial indebtedness in connection with the spin off, which subjects us to various restrictions and could decrease our profitability and otherwise adversely affect our business.

We incurred substantial indebtedness of $2.6 billion in connection with the spin off as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We are subject to significant financial and operating restrictions contained in the credit facilities governing our indebtedness. These restrictions affect, and in some cases significantly limit or prohibit, among other things, our ability to:

•	borrow funds;

•	pay dividends or make other distributions;

•	make investments;

•	engage in transactions with affiliates; or

•	create liens on our assets.

In addition, our credit facilities require us to maintain financial ratios. If we fail to comply with the covenant restrictions contained in these credit facilities, that failure could result in a default that accelerates the maturity of the indebtedness under such facilities.

Our substantial leverage also could put us at a significant competitive disadvantage compared to our competitors which are less leveraged. These competitors could have greater financial flexibility to pursue strategic acquisitions, secure additional financing for their operations by incurring additional debt, expend capital to expand their manufacturing and production operations to lower-cost areas and apply pricing pressure on us. In addition, because many of our customers rely on us to fulfill a substantial portion of their apparel essentials demand, any concern these customers may have regarding our financial condition may cause them to reduce the amount of products they purchase from us. Our substantial leverage could also impede our ability to withstand downturns in our industry or the economy in general.

As a result of our substantial indebtedness, we may not have sufficient funding for our operations and capital requirements.

We paid $2.4 billion of the proceeds of the borrowings we incurred in connection with the spin off to Sara Lee, and as a result, those proceeds are not available for our business needs, such as funding working capital or the expansion of our operations. In addition, the restrictions contained in our credit facilities restrict our ability to obtain additional capital in the future to:

•	fund capital expenditures or acquisitions;

•	meet our debt payment obligations and capital commitments;

•	fund any operating losses or future development of our business affiliates;

•	obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize our assets; or

•	conduct other necessary or prudent corporate activities.

We may need to incur additional debt or issue equity in order to fund working capital and capital expenditures or to make acquisitions and other investments. We cannot assure you that debt or equity financing will be available to us on acceptable terms or at all. If we are not able to obtain sufficient financing, we may be unable to maintain or expand our business. It may be more expensive for us to raise funds through the issuance of additional debt than it was while we were part of Sara Lee.

If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of our common stock in the event of a liquidation, and the terms of the debt securities may impose restrictions on our operations. If we raise funds through the issuance of equity, the issuance would dilute the ownership interest of our stockholders.

To service our substantial debt obligations we may need to increase the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly increase our income tax expense.

We pay U.S. federal income taxes on that portion of the income of our foreign subsidiaries that is expected to be remitted to the United States and be taxable. The amount of the income of our foreign subsidiaries we remit to the United States may significantly impact our U.S. federal income tax rate. In order to service our substantial debt obligations, we may need to increase the portion of the income of our foreign subsidiaries that we expect to remit to the United States, which may significantly increase our income tax expense. Consequently, we believe that our tax rate in future periods is likely to be higher, on average, than our historical income tax rates.

If we fail to meet our payment or other obligations under some of our credit facilities, the lenders could foreclose on, and acquire control of, substantially all of our assets.

In connection with our incurrence of indebtedness under each of our senior secured credit facility and our second lien credit facilities, the lenders under those facilities have received a pledge of substantially all of our existing and future direct and indirect subsidiaries, with certain customary or agreed-upon exceptions for foreign subsidiaries and certain other subsidiaries. Additionally, these lenders generally have a lien on substantially all of our assets and the assets of our subsidiaries, with certain exceptions. As a result of these pledges and liens, if we fail to meet our payment or other obligations under our senior secured credit facility or our second lien credit facility, the lenders under those facilities will be entitled to foreclose on substantially all of our assets and, at their option, liquidate these assets.

Our supply chain relies on an extensive network of foreign operations and any disruption to or adverse impact on such operations may adversely affect our business, results of operations and financial condition.

We have an extensive global supply chain in which a significant portion of our products are manufactured in or sourced from locations in Central America, the Caribbean Basin, Mexico and Asia. Potential events that may disrupt our foreign operations include:

•	political instability and acts of war or terrorism;

•	disruptions in shipping and freight forwarding services;

•	increases in oil prices, which would increase the cost of shipping;

•	interruptions in the availability of basic services and infrastructure, including power shortages;

•	fluctuations in foreign currency exchange rates resulting in uncertainty as to future asset and liability values, cost of goods and results of operations that are denominated in foreign currencies;

•	extraordinary weather conditions or natural disasters, such as hurricanes, earthquakes or tsunamis; and

•	the occurrence of an epidemic, the spread of which may impact our ability to obtain products on a timely basis.

Disruptions to our foreign operations have an adverse impact on our supply chain that can result in production and sourcing interruptions, increases in our cost of sales and delayed deliveries of our products to our customers, all of which can have an adverse affect on our business, results of operations and financial condition.

The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies and materially harm our business.

We purchase all of the raw materials used in our products and approximately 20% of the apparel designed by us from a limited number of third-party suppliers and manufacturers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third-party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third-party suppliers or manufacturers experience production problems, lack of capacity or transportation disruptions. The magnitude of this risk depends upon the timing of the changes, the materials or products that the third-party manufacturers provide and the volume of production.

Our dependence on third parties for raw materials and finished products subjects us to the risk of supplier failure and customer dissatisfaction with the quality of our products. Quality failures by our third-party manufacturers or changes in their financial or business condition that affect their production could disrupt our ability to supply quality products to our customers and thereby materially harm our business.

We may suffer negative publicity if we or our third-party manufacturers violate labor laws or engage in practices that are viewed as unethical or illegal.

We cannot fully control the business and labor practices of our third-party manufacturers, the majority of whom are located in Central America, the Caribbean Basin and Asia. If one of our own manufacturing operations or one of our third-party manufacturers violates or is accused of violating local or international labor laws or other applicable regulations, or engages in labor or other practices that would be viewed in any market in which our products are sold as unethical, we could suffer negative publicity which could tarnish our brands’ image or result in a loss of sales. In addition, if such negative publicity affected one of our customers, it could result in a loss of business for us.

We have approximately 49,000 employees worldwide, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.

We have approximately 49,000 employees worldwide. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. We have approximately 35,000 employees outside of the United States. A significant increase in minimum wage or overtime rates in such countries could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.

In addition, some of our employees are members of labor organizations or are covered by collective bargaining agreements. If there were a significant increase in the number of our employees who are members of labor organizations or become parties to collective bargaining agreements, we would become vulnerable to a strike, work stoppage or other labor action by these employees that could have an adverse effect on our business.

Due to the extensive nature of our foreign operations, fluctuations in foreign currency exchange rates could negatively impact our results of operations.

We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our products, pay a portion of our wages and make other payments in our supply chain in foreign currencies. As a result, if the U.S. dollar were to weaken against any of these currencies, our cost of sales could increase substantially. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of operating results and financial position of our foreign subsidiaries. In addition, currency fluctuations can impact the price of cotton, the primary raw material we use in our business.

We have significant unfunded employee benefit liabilities; if assumptions underlying our calculation of these liabilities prove incorrect, the amount of these liabilities could increase or we could be required to make contributions to these plans in excess of our current expectations, both of which could have a negative impact on our cash flows, liquidity and results of operations.

We assumed significant unfunded employee benefit liabilities of approximately $277 million for pension, postretirement and other retirement benefit qualified and nonqualified plans from Sara Lee in connection with the spin off. Included in these unfunded liabilities are pension obligations that have not been reflected in our historical financial statements, because these obligations have historically been obligations of Sara Lee. The pension obligations we assumed are approximately $201 million more than the corresponding pension assets we acquired, and as a result our pension plans are underfunded. In addition, we could be required to make contributions to the pension plans in excess of our current expectations if financial conditions change or if the assumptions we have used to calculate our pension costs and obligations are inaccurate. A significant increase in our funding obligations could have a negative impact on our cash flows, liquidity and results of operations.

We are prohibited from selling our Wonderbra and Playtex intimate apparel products in the EU, as well as certain other countries in Europe and South Africa, and therefore are unable to take advantage of business opportunities that may arise in such countries.

In February 2006, Sara Lee sold its European branded apparel business to an affiliate of Sun Capital. In connection with the sale, Sun Capital received an exclusive, perpetual, royalty-free license to sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the EU, as well as Russia, South Africa, Switzerland and certain other nations in Europe. Due to the exclusive license, we are not permitted to sell Wonderbra and Playtex branded products in these nations and Sun Capital is not permitted to sell Wonderbra and Playtex branded products outside of these nations. We are also not permitted to distribute or sell certain apparel products, not including Hanes products, in these nations until February 2007. Consequently, we will not be able to take advantage of business opportunities that may arise relating to the sale of Wonderbra and Playtex products in these nations. For more information on these sales restrictions see “Our Business—Intellectual Property.”

The success of our business is tied to the strength and reputation of our brands, including brands that we license to other parties. If other parties take actions that weaken, harm the reputation of, or cause confusion with our brands, our business, and consequently our sales and results of operations, may be adversely affected.

We license some of our important trademarks to third parties. For example, we license Champion to third parties for athletic-oriented accessories. Although we make concerted efforts to protect our brands through quality control mechanisms and contractual obligations imposed on our licensees, there is a risk that some licensees may not be in full compliance with those mechanisms and obligations. In that event, or if a licensee engages in behavior with respect to the licensed marks that would cause us reputational harm, we could experience a significant downturn in that brand’s business, adversely affecting our sales and results of operations. Similarly, any misuse of the Wonderbra and Playtex brands by Sun Capital could result in bad press and a loss of sales for our products under these brands, any of which may have a material adverse effect on our business, results of operations or financial condition.

We design, manufacture, source and sell products under trademarks that are licensed from third parties. If any licensor takes actions related to their trademarks that would cause their brands or our company reputational harm, our business may be adversely affected.

We design, manufacture, source and sell a number of our products under trademarks that are licensed from third parties such as our Polo Ralph Lauren men’s underwear. Since we do not control the brands licensed to us, our licensors could make changes to their brands or business models that could result in a significant downturn in a brand’s business, adversely affecting our sales and results of operations. If any licensor engages in behavior with respect to the licensed marks that would cause us reputational harm, or if any of the brands licensed to us violates the trademark rights of another or are deemed to be invalid or unenforceable, we could experience a significant downturn in that brand’s business, adversely affecting our sales and results of operations, and we may be required to expend significant amounts on public relations, advertising and, possibly, legal fees.

Risks Related to Our Spin Off from Sara Lee

If the IRS determines that the spin off does not qualify as a “tax-free” distribution or a “tax-free” reorganization, we may be subject to substantial liability.

Sara Lee has received a private letter ruling from the IRS to the effect that, among other things, the spin off qualifies as a tax-free distribution for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended, or the “Code,” and as part of a tax-free reorganization under Section 368(a)(1)(D) of the Code, and the transfer to us of assets and the assumption by us of liabilities in connection with the spin off will not result in the recognition of any gain or loss for U.S. federal income tax purposes to Sara Lee.

Although the private letter ruling relating to the qualification of the spin off under Sections 355 and 368(a)(1)(D) of the Code generally is binding on the IRS, the continuing validity of the ruling is subject to the accuracy of factual representations and assumptions made in connection with obtaining such private letter ruling. Also, as part of the IRS’s general policy with respect to rulings on spin off transactions under Section 355 of the Code, the private letter ruling obtained by Sara Lee is based upon representations by Sara Lee that certain conditions which are necessary to obtain tax-free treatment under Section 355 and Section 368(a)(1)(D) of the Code have been satisfied, rather than a determination by the IRS that these conditions have been satisfied. Any inaccuracy in these representations could invalidate the ruling.

If the spin off does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, Sara Lee would be subject to tax as if it has sold the common stock of our company in a taxable sale for its fair market value. Sara Lee’s stockholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them, taxed as a dividend (without reduction for any portion of a Sara Lee’s stockholder’s basis in its shares of Sara Lee common stock) for U.S. federal income tax purposes and possibly for purposes of state and local tax law, to the extent of a Sara Lee’s stockholder’s pro rata share of Sara Lee’s current and accumulated earnings and profits (including any arising from the taxable gain to Sara Lee with respect to the spin off). It is expected that the amount of any such taxes to Sara Lee’s stockholders and to Sara Lee would be substantial.

Pursuant to a Tax Sharing Agreement we entered into with Sara Lee in connection with the spin off, we agreed to indemnify Sara Lee and its affiliates for any liability for taxes of Sara Lee resulting from: (1) any action or failure to act by us or any of our affiliates following the completion of the spin off that would be inconsistent with or prohibit the spin off from qualifying as a tax-free transaction to Sara Lee and to Sara Lee’s stockholders under Sections 355 and 368(a)(1)(D) of the Code, or (2) any action or failure to act by us or any of our affiliates following the completion of the spin off that would be inconsistent with or cause to be untrue any material, information, covenant or representation made in connection with the private letter ruling obtained by Sara Lee from the IRS relating to, among other things, the qualification of the spin off as a tax-free transaction described under Sections 355 and 368(a)(1)(D) of the Code. See “We agreed with Sara Lee to certain restrictions in order to comply with U.S. federal income tax requirements for a tax-free spin off and we may not be able to engage in acquisitions and other strategic transactions that may otherwise be in our best interests” below. Our indemnification obligations to Sara Lee and its affiliates are not limited in amount or subject to any cap. It is expected that the amount of any such taxes to Sara Lee would be substantial.

We have no operating history as an independent company upon which our performance can be evaluated and accordingly, our prospects must be considered in light of the risks that any newly independent company encounters.

Prior to the consummation of the spin off, we operated as part of Sara Lee. Accordingly, we have virtually no experience operating as an independent company and performing various corporate functions, including human resources, tax administration, legal (including compliance with the Sarbanes-Oxley Act of 2002 and with the periodic reporting obligations of the Securities Exchange Act of 1934), treasury administration, investor relations, internal audit, insurance, information technology and telecommunications services, as well as the accounting for many items such as equity compensation, income taxes, derivatives, intangible assets and pensions. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, particularly companies such as ours in highly competitive markets with complex supply chain operations.

Our historical financial information is not necessarily indicative of our results as a separate company and therefore may not be reliable as an indicator of our future financial results.

Our historical financial statements have been created from Sara Lee’s financial statements using our historical results of operations and historical bases of assets and liabilities as part of Sara Lee. Accordingly, the historical financial information we have included in this Annual Report on Form 10-K is not necessarily indicative of what our financial position, results of operations and cash flows would have been if we had been a separate, stand-alone entity during the periods presented.

The historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future and does not reflect many significant changes in our capital structure, funding and operations resulting from the spin off. While our historical results of operations include all costs of Sara Lee’s branded apparel business, our historical costs and expenses do not include all of the costs that would have been or will be incurred by us as an independent company. In addition, we have not made adjustments to our historical financial information to reflect changes, many of which are significant, that occurred in our cost structure, financing and operations as a result of the spin off, including the substantial debt we incurred and pension liabilities we assumed in connection with the spin off. These changes include potentially increased costs associated with reduced economies of scale and purchasing power.

Our effective income tax rate as reflected in our historical financial information also may not be indicative of our future effective income tax rate. Among other things, the rate may be materially impacted by:

•	changes in the mix of our earnings from the various jurisdictions in which we operate;

•	the tax characteristics of our earnings;

•	the timing and amount of earnings of foreign subsidiaries that we repatriate to the United States, which may increase our tax expense and taxes paid;

•	the timing and results of any reviews of our income tax filing positions in the jurisdictions in which we transact business; and

•	the expiration of the tax incentives for manufacturing operations in Puerto Rico, which have been repealed effective in fiscal 2007.

We and Sara Lee will provide a number of services to each other pursuant to the Master Transition Services Agreement. When the Master Transition Services Agreement terminates, we will be required to replace Sara Lee’s services internally or through third parties on terms that may be less favorable to us.

Under the terms of a Master Transition Services Agreement that we entered into with Sara Lee in connection with the spin off, we and Sara Lee are providing to each other, for a fee, specified support services related to human resources and payroll functions, financial and accounting functions and information technology for periods of up to 12 months following the spin off (with some renewal terms available). When the Master Transition Services Agreement terminates, Sara Lee will no longer be obligated to provide any of these services to us or pay us for the services we are providing Sara Lee, and we will be required to either enter into a new agreement with Sara Lee or another services provider or assume the responsibility for these functions ourselves. At such time, the economic terms of the new arrangement may be less favorable than the arrangement with Sara Lee under the Master Transition Services Agreement, which may have a material adverse effect on our business, results of operations and financial condition.

We agreed with Sara Lee to certain restrictions in order to comply with U.S. federal income tax requirements for a tax-free spin off and we may not be able to engage in acquisitions and other strategic transactions that may otherwise be in our best interests.

Current U.S. federal tax law that applies to spin offs generally creates a presumption that the spin off would be taxable to Sara Lee but not to its stockholders if we engage in, or enter into an agreement to engage in, a plan or series of related transactions that would result in the acquisition of a 50% or greater interest (by vote or by value) in our stock ownership during the four-year period beginning on the date that begins two years before the spin off, unless it is established that the transaction is not pursuant to a plan related to the spin off. U.S. Treasury Regulations generally provide that whether an acquisition of our stock and a spin off are part of a plan is determined based on all of the facts and circumstances, including specific factors listed in the regulations. In addition, the regulations provide certain “safe harbors” for acquisitions of our stock that are not considered to be part of a plan related to the spin off.

There are other restrictions imposed on us under current U.S. federal tax law for spin offs and with which we will need to comply in order to preserve the favorable tax treatment of the distribution, such as continuing to own and manage our apparel business and limitations on sales or redemptions of our common stock for cash or other property following the distribution.

In the Tax Sharing Agreement that we entered into with Sara Lee, we agreed that, among other things, we will not take any actions that would result in any tax being imposed on Sara Lee as a result of the spin off. Further, for the two-year period following the spin off, we agreed not to: (1) repurchase any of our stock except in certain circumstances permitted by the IRS guidelines, (2) voluntarily dissolve or liquidate or engage in any merger (except certain cash acquisition mergers), consolidation, or other reorganizations except for certain mergers of our wholly-owned subsidiaries to the extent not inconsistent with the tax-free status of the spin off, (3) sell, transfer, or otherwise dispose of more than 50% of our assets, excluding any sales conducted in the ordinary course of business or (4) cease, transfer or dispose of all or any portion of our socks business. We are, however, permitted to take certain actions otherwise prohibited by the tax sharing agreement if we provide Sara Lee with an unqualified opinion of tax counsel or private letter ruling from the IRS, acceptable to Sara Lee, to the effect that these actions will not affect the tax-free nature of the spin off. These restrictions could substantially limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, make acquisitions using equity securities, repurchase our equity securities, raise money by selling assets, or enter into business combination transactions.

The terms of our spin off from Sara Lee, anti-takeover provisions of our charter and by-laws, as well as Maryland law and our stockholder rights agreement, may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.

The terms of our spin off from Sara Lee could delay or prevent a change of control that our stockholders may favor. An acquisition or issuance of our common stock could trigger the application of Section 355(e) of the Code. Under the Tax Sharing Agreement that we entered into with Sara Lee, we are required to indemnify Sara Lee for the resulting tax in connection with such an acquisition or issuance and this indemnity obligation might discourage, delay or prevent a change of control that our stockholders may consider favorable. Our charter and bylaws and Maryland law contain provisions that could make it harder for a third-party to acquire us without the consent of our board of directors. Our charter permits our board of directors, without stockholder approval, to amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue. In addition, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, conversion or other rights, voting powers, and other terms of the classified or reclassified shares. Our board of directors could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. Our board of directors also is permitted, without stockholder approval, to implement a classified board structure at any time.

Our bylaws, which only can be amended by our board of directors, provide that nominations of persons for election to our board of directors and the proposal of business to be considered at a stockholders meeting may be made only in the notice of the meeting, by our board of directors or by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures of our bylaws. Also, under Maryland law, business combinations, including issuances of equity securities, between us and any person who beneficially owns 10% or more of our common stock or an affiliate of such person, are prohibited for a five-year period unless exempted by the statute. After this five-year period, a combination of this type must be approved by two super-majority stockholder votes, unless some conditions are met or the business combination is exempted by our board of directors.

In addition, we have adopted a stockholder rights agreement which provides that in the event of an acquisition of or tender offer for 15% of our outstanding common stock, our stockholders shall be granted rights to purchase our common stock at a certain price. The stockholder rights agreement could make it more difficult for a third-party to acquire our common stock without the approval of our board of directors.

These and other provisions of Maryland law or our charter and bylaws could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our common stock or otherwise be considered favorably by our stockholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We own and lease facilities supporting our administrative, manufacturing, distribution and direct outlet activities. We own our approximately 470,000 square-foot headquarters located in Winston-Salem, North Carolina. Our headquarters house our various sales, marketing and corporate business functions. Research and development as well as certain product-design functions also are located in Winston-Salem, while other design functions are located in New York City and other research facilities are located in London.

As of July 1, 2006, we had 165 manufacturing and distribution facilities in 24 countries. We owned approximately 70 of our manufacturing and distribution facilities and leased approximately 95 of the remaining manufacturing and distribution facilities as of July 1, 2006. The leases for these facilities expire between 2006 and 2014, with the exception of some seasonal warehouses that we lease on a month-by-month basis. For more information about our capital lease obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations and Commitments.”

As of July 1, 2006, we also operated 224 direct outlet stores in 41 states, most of which are leased under five-year, renewable lease agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.

The following table summarizes our facility space by country as of July 1, 2006:

	Owned	Leased
Facilities by Country	Square Feet	Square Feet	Total

United States	14,085,029	5,232,544	19,317,573
Non-U.S. facilities:
Mexico	1,292,647	352,249	1,644,896
Dominican Republic	848,000	464,456	1,312,456
Puerto Rico	—	751,053	751,053
Honduras	382,001	384,784	766,785
Canada	316,780	292,938	609,718
Germany	—	17,224	17,224
Costa Rica	475,422	118,774	594,196
El Salvador	187,056	47,340	234,396
Argentina	102,434	1,896	104,330
Brazil	—	175,947	175,947
13 other countries	—	203,531	203,531

Total non-U.S. facilities	3,604,340	2,810,192	6,414,532

Totals	17,689,369	8,042,736	25,732,105

The following table summarizes our facility space by segment as of July 1, 2006:

	Number of	Leased Square	Owned
Facilities by Segment*	Facilities	Feet	Square Feet	Total

Innerwear	75	4,448,977	6,828,874	11,277,851
Outerwear	31	765,091	6,200,402	6,965,493
Hosiery	5	134,000	1,605,662	1,739,662
International	54	1,370,213	772,196	2,142,409

Totals	165	6,718,281	15,407,134	22,125,415

*	Excludes Hanesbrands Direct Outlet stores, property held for sale and office buildings housing corporate functions.

Item 3.	Legal Proceedings

Although we are subject to various claims and legal actions that occur from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

Prior to the spin off, Sara Lee, as our sole shareholder, approved the following actions. On June 29, 2006, Sara Lee approved the Hanesbrands Inc. Omnibus Incentive Plan and the Hanesbrands Inc. Annual Performance-Based Incentive Plan. Also, on June 29, 2006, Sara Lee elected the following persons to our board of directors:

•	Harry A. Cockrell

•	Charles W. Coker

•	Bobby J. Griffin

•	James C. Johnson

•	J. Patrick Mulcahy

•	Alice M. Peterson

•	Andrew J. Schindler

The election of Ms. Peterson became effective on August 16, 2006, while the election of Messrs. Cockrell, Coker, Griffin, Johnson, Mulcahy, and Schindler became effective on September 5, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock currently is traded on the New York Stock Exchange, or the “NYSE,” under the symbol “HBI.” A “when-issued” trading market for our common stock on the NYSE began on August 16, 2006, and “regular way” trading of our common stock began on September 6, 2006. Prior to August 16, 2006, there was no public market for our common stock. Each share of our common stock has attached to it one preferred stock purchase right. These rights initially will be transferable with and only with the transfer of the underlying share of common stock. We have not made any repurchases of our equity securities in the past year, nor have we made any unregistered sales of our equity securities.

From September 6, 2006 through September 15, 2006, the highest trading price for our common stock was $23.20 per share, and the lowest trading price for our common stock was $19.55 per share. The market price of our common stock has fluctuated since the spin off and is likely to fluctuate in the future. Changes in the market price of our common stock may result from, among other things:

•	quarter-to-quarter variations in operating results;

•	operating results being different from analysts’ estimates;

•	changes in analysts’ earnings estimates or opinions;

•	announcements of new products or pricing policies by us or our competitors;

•	announcements of acquisitions by us or our competitors;

•	developments in existing customer relationships;

•	actual or perceived changes in our business strategy;

•	developments in new litigation and claims;

•	sales of large amounts of our common stock;

•	changes in market conditions in the apparel essentials industry;

•	changes in general economic conditions; and

•	fluctuations in the securities markets in general.

Holders of Record

On September 15, 2006, there were 68,592 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe that at the time of the spin off on September 5, 2006 there were more than 250,000 beneficial owners of our common stock.

Dividends

We currently do not pay regular dividends on our outstanding stock. We expect to consider whether to adopt a policy of paying, subject to legally available funds, a modest quarterly cash dividend on outstanding shares of our common stock. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to our actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of our board of directors. Our board of directors may take into account such matters as general business conditions, our financial condition and results of operations, our capital requirements, our prospects and such other factors as our board of directors may deem relevant.

Item 6.	Selected Financial Data

The following table presents our selected historical financial data. The statements of income data for each of the fiscal years in the three fiscal years ended July 1, 2006 and the balance sheet data as of July 3, 2004, July 2, 2005 and July 1, 2006 have been derived from our audited Combined and Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The financial data as of and for the years ended June 29, 2002 and June 28, 2003 have been derived from our financial statements not included in this Annual Report on Form 10-K.

Our historical financial data are not necessarily indicative of our future performance or what our financial position and results of operations would have been if we had operated as a separate, stand-alone entity during the periods shown. The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended
	June 29	June 28,	July 3,	July 2,	July 1,
	2002	2003	2004	2005	2006
	(unaudited)
	(dollars in thousands)

Statements of Income Data:
Net sales	$4,920,840	$4,669,665	$4,632,741	$4,683,683	$4,472,832
Cost of sales	3,278,506	3,010,383	3,092,026	3,223,571	2,987,500

Gross profit	1,642,334	1,659,282	1,540,715	1,460,112	1,485,332
Selling, general and administrative expenses	1,146,549	1,126,065	1,087,964	1,053,654	1,051,833
Charges for (income from) exit activities	27,580	(14,397)	27,466	46,978	(101)

Income from operations	468,205	547,614	425,285	359,480	433,600
Interest expense	2,509	44,245	37,411	35,244	26,075
Interest income	(13,753)	(46,631)	(12,998)	(21,280)	(8,795)

Income before income taxes	479,449	550,000	400,872	345,516	416,320
Income tax expense (benefit)	139,488	121,560	(48,680)	127,007	93,827

Net income	$339,961	$428,440	$449,552	$218,509	$322,493

	June 29,	June 28,	July 3,	July 2,	July 1,
	2002	2003	2004	2005	2006
	(unaudited)
	(dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$106,250	$289,816	$674,154	$1,080,799	$298,252
Total assets	4,064,730	3,915,573	4,402,758	4,237,154	4,891,075
Noncurrent liabilities:
Noncurrent capital lease obligations	12,171	10,054	7,200	6,188	2,786
Noncurrent deferred tax liabilities	10,140	6,599	—	7,171	5,014
Other noncurrent liabilities	37,660	32,598	28,734	40,200	42,187
Total noncurrent liabilities	59,971	49,251	35,934	53,559	49,987
Total parent companies’ equity	1,762,824	2,237,448	2,797,370	2,602,362	3,229,134

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the Saturday closest to June 30. Fiscal years 2004, 2005 and 2006 were 53-, 52- and 52-week years, respectively. All reported results for fiscal 2004 include the impact of the additional week. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and included elsewhere in this Annual Report on Form 10-K.

Overview

MD&A is a supplement to our combined and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and is provided to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:

•	Overview. This section provides a general description of our company and operating segments, business and industry trends and our key business strategies and background information on other matters discussed in this MD&A.

•	Components of Net Sales and Expense. This section provides an overview of the components of our net sales and expense that are key to an understanding of our results of operations.

•	Combined and Consolidated Results of Operations and Operating Results by Business Segment. These sections provide our analysis and outlook for the significant line items on our statements of income, as well as other information that we deem meaningful to an understanding of our results of operations on both a combined and consolidated basis and a business segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of July 1, 2006.

•	Significant Accounting Policies and Critical Estimates. This section discusses the accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires significant judgments or a complex estimation process.

•	Issued But Not Yet Effective Accounting Standards. This section provides a summary of the most recent authoritative accounting standards and guidance that the company will be required to adopt in a future period.

Overview

Our Company

We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Playtex, Bali, Just My Size, barely there and Wonderbra. We design, manufacture, source and sell a broad range of apparel essentials such as t-shirts, bras, panties, men’s underwear, kids’ underwear, socks, hosiery, casualwear and activewear. Our brands hold either the number one or number two U.S. market position by sales in most product categories in which we compete.

We were spun off from Sara Lee Corporation on September 5, 2006. In connection with the spin off, Sara Lee contributed its branded apparel Americas and Asia business to us and distributed all of the outstanding shares of our common stock to its stockholders on a pro rata basis. As a result of the spin off, Sara Lee ceased to own any equity interest in our company. In this Annual Report on Form 10-K, we describe the businesses contributed to us by Sara Lee in the spin off as if the contributed businesses were our business for all historical periods described. References in this Annual Report on Form 10-K to our historical assets, liabilities, products, businesses or activities of our business are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the contributed businesses as the businesses were conducted as part of Sara Lee and its subsidiaries prior to the spin off.

Our Segments

Our operations are managed in four operating segments, each of which is a reportable segment: innerwear, outerwear, hosiery and international. Our innerwear, outerwear and hosiery segments principally sell products in the United States and our international segment exclusively sells products in foreign countries.

•	Innerwear. The innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size, and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear, and kids’ underwear under the Hanes and Champion brand names. Our fiscal 2006 net sales from our innerwear segment were $2.6 billion, representing approximately 58% of net sales.

•	Outerwear. We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and in 2004 launched a new apparel program at Target, C9 by Champion. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products to screenprinters and embellishers, who imprint or embroider the product and then resell to specialty retailers and organizations such as resorts and professional sports clubs. Our fiscal 2006 net sales from our outerwear segment were $1.2 billion, representing approximately 27% of net sales.

•	Hosiery. We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our Hanes, L’eggs and Just My Size brands. Our fiscal 2006 net sales from our hosiery segment were $305.7 million, representing approximately 7% of net sales. Consistent with a sustained decline in the hosiery industry due to changes in consumer preferences, our net sales from hosiery sales have declined each year since 1995.

•	International. Our fiscal 2006 net sales in our international segment were $388.0 million, representing approximately 8% of net sales and included sales in Asia, Canada and Latin America. Japan, Canada and Mexico are our largest international markets and we also have opened sales offices in India and China.

Business and Industry Trends

Our businesses are highly competitive and evolving rapidly. Competition generally is based upon price, brand name recognition, product quality, selection, service and purchasing convenience. While the majority of our core styles continue from year to year, with variations only in color, fabric or design details, other products such as intimate apparel and sheer hosiery have a heavier emphasis on style and innovation. Our businesses face competition today from other large corporations and foreign manufacturers, as well as department stores, specialty stores and other retailers that market and sell apparel essentials products under private labels that compete directly with our brands.

Our distribution channels range from direct-to-consumer sales at our outlet stores, to national chains and department stores to warehouse clubs and mass-merchandise outlets. In fiscal 2006, 44% of our net sales were to mass merchants, 19% were to national chains and department stores, 8% were direct to consumer, 8% were in our international segment and 21% were to other retail channels such as embellishers, specialty retailers, warehouse clubs and sporting goods stores. Our net sales in fiscal 2006 were $4.5 billion, down 4.5% from the prior fiscal year mainly due to the discontinuation of low margin product lines, partially offset by increased C9 by Champion sales.

In recent years, there has been a growing trend toward retailer consolidation, and as result, the number of retailers to which we sell our products continues to decline. In fiscal 2006, for example, our top ten customers accounted for 65% of our net sales and our top customer, Wal-Mart, accounted for over $1.2 billion of our net sales. Our largest customers in fiscal 2006 were Wal-Mart, Target and Kohl’s, which accounted for 29%, 12% and 6% of total sales, respectively. This trend toward consolidation has had and will continue to have significant effects on our business. Consolidation creates pricing pressures as our customers grow larger and increasingly seek to have greater concessions in their purchase of our products, while they also are increasingly demanding that we provide them with some of our products on an exclusive basis. To counteract these and other effects of consolidation, it has become increasingly important to increase operational efficiency and lower costs. As discussed below, for example, we are moving more of our supply chain from domestic to foreign locations to lower the costs of our operational structure.

Anticipating changes in and managing our operations in response to consumer preferences remains an important element of our business. In recent years, we have experienced changes in our net sales, revenues and cash flows in accordance with changes in consumer preferences and trends. For example, since fiscal 1995, net sales in our hosiery segment have declined in connection with a larger sustained decline in the hosiery industry. The hosiery segment only comprises 7% of our sales, however, and as a result, the decline in the hosiery segment has not had a significant impact on our net sales, revenues or cash flows. Generally, we manage the hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

Our Key Business Strategies

Our mission is to grow earnings and cash flow by integrating our operations, optimizing our supply chain, increasing our brand leadership and leveraging and strengthening our retail relationships. Specifically, we intend to focus on the following strategic initiatives:

•	Create a More Integrated, Focused Company. Historically, we have had a decentralized operating structure, with many distinct operating units. We are in the process of consolidating functions, such as purchasing, finance, manufacturing/sourcing, planning, marketing and product development, across all of our product categories in the United States. We also are in the process of integrating our distribution operations and information technology systems. We believe that these initiatives will streamline our operations, improve our inventory management, reduce costs, standardize processes and allow us to distribute our products more effectively to retailers. We expect that our initiative to integrate our technology systems also will provide us with more timely information, increasing our ability to allocate capital and manage our business more effectively.

•	Develop a Lower-Cost Efficient Supply Chain. As a provider of high-volume products, we are continually seeking to improve our cost-competitiveness and operating flexibility through supply chain initiatives. Over the next several years, we will continue to transition additional parts of our supply chain from the United States to locations in Central America, the Caribbean Basin and Asia in an effort to optimize our cost structure. We intend to continue to self-manufacture core products where we can protect or gain a significant cost advantage through scale or in cases where we seek to protect proprietary processes and technology. We plan to continue to selectively source product categories that do not meet these criteria from third-party manufacturers. We expect that in future years our supply chain will become more balanced across the Eastern and Western Hemispheres. We expect that these changes in our supply chain will result in significant cost efficiencies and increased asset utilization.

•	Increase the Strength of Our Brands with Consumers. We intend to increase our level of marketing support behind our key brands with targeted, effective advertising and marketing campaigns. For example, in fiscal 2005, we launched a comprehensive marketing campaign titled “Look Who We’ve Got Our Hanes on Now,” which we believe significantly increased positive consumer attitudes about the Hanes brand in the areas of stylishness, distinctiveness and up-to-date products. Our ability to react to changing customer needs and industry trends will continue to be key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We intend to leverage our insights into consumer demand in the apparel essentials industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends.

•	Strengthen Our Retail Relationships. We intend to expand our market share at large, national retailers by applying our extensive category and product knowledge, leveraging our use of multi-functional customer management teams and developing new customer-specific programs such as C9 by Champion for Target. Our goal is to strengthen and deepen our existing strategic relationships with retailers and develop new strategic relationships. Additionally, we plan to expand distribution by providing manufacturing and production of apparel essentials products to specialty stores and other distribution channels, such as direct to consumer through the Internet.

Restructuring and Transformation Plans

Over the past several years, we have undertaken a variety of restructuring efforts designed to improve operating efficiencies and lower costs. We have closed plant locations, reduced our workforce, and relocated some of our domestic manufacturing capacity to lower cost locations. For example, we recently closed two facilities in the United States and one in Mexico. While we believe that these efforts have had and will continue to have a beneficial impact on our operational efficiency and cost structure, we have incurred significant costs to implement these initiatives. In particular, we have recorded charges for severance and other employment-related obligations relating to workforce reductions, as well as payments in connection with lease and other contract terminations. These amounts are included in the “Charges for (income from) exit activities” and “Selling, general and administrative expenses” lines of our statements of income. As a result of the exit activities taken since the beginning of fiscal 2004, our cost structure was reduced and efficiencies improved, generating savings of $80.2 million. For more information about the fiscal 2004, 2005 and 2006 restructuring activities, see Note 5, titled “Exit Activities” to our Combined and Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

As further plans are developed and approved by management and our board of directors, we expect to recognize additional exit costs to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. As part of our efforts to consolidate our operations, we also are in the process of integrating information technology systems across our company. This process involves the replacement of eight independent information technology platforms with a unified enterprise system, which will integrate all of our departments and functions into common software that runs off a single database. Once this plan is developed and approved by management, a number of variables will impact the cost and timing of installing and transitioning to new information technology systems.

Components of Net Sales and Expense

Net sales

We generate net sales by selling apparel essentials such as t-shirts, bras, panties, men’s underwear, kids’ underwear, socks, hosiery, casualwear and activewear. Our net sales are recognized net of discounts, coupons, rebates, volume-based incentives and cooperative advertising costs. We recognize net sales when title and risk of loss pass to our customers. Net sales include an estimate for returns and allowances based upon historical return experience. We also offer a variety of sales incentives to resellers and consumers that are recorded as reductions to net sales.

Cost of sales

Our cost of sales includes the cost of manufacturing finished goods, which consists largely of labor and raw materials such as cotton and petroleum-based products. Our cost of sales also includes finished goods sourced from third-party manufacturers who supply us with products based on our designs as well as charges for slow moving or obsolete inventories. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected in cost of sales when the related inventory item is sold. Our costs of sales do not include shipping and handling costs, and thus our gross margins may not be comparable to those of other entities that include such costs in costs of sales.

Selling, general and administrative expenses

Our selling, general and administrative expenses, or “SG&A expenses,” include selling, advertising, shipping, handling and distribution costs, rent on leased facilities, depreciation on owned facilities and equipment and other general and administrative expenses. Also included are allocations of corporate expenses and charges which consist of expenses for business insurance, medical insurance, employee benefit plan amounts and, because we were part of Sara Lee during all periods presented, allocations from Sara Lee for certain centralized administration costs for treasury, real estate, accounting, auditing, tax, risk management, human resources and benefits administration. These allocations of centralized administration costs were determined on bases that we and Sara Lee considered to be reasonable and take into consideration and include relevant operating profit, fixed assets, sales and payroll. SG&A expenses also include management payroll, benefits, travel, information systems, accounting, insurance and legal expenses.

Charges for (income from) exit activities

We have from time to time closed facilities and reduced headcount, including in connection with previously announced restructuring and business transformation plans. We refer to these activities as exit activities. When we decide to close facilities or reduce headcount we take estimated charges for such exit activities, including charges for exited noncancelable leases and other contractual obligations, as well as severance and benefits. If the actual charge is different from the original estimate, an adjustment is recognized in the period such change in estimate is identified.

Interest expense

As part of our historical relationship with Sara Lee, we engaged in intercompany borrowings. We also have borrowed monies from third parties under a credit facility and a revolving line of credit. The interest charged under these facilities was recorded as interest expense. We are no longer able to borrow from Sara Lee. As part of the spin off on September 5, 2006, we incurred $2.6 billion of debt in the form of a new senior secured credit facility, a new senior secured second lien credit facility and a bridge loan facility, $2.4 billion of the proceeds of which was paid to Sara Lee. As a result, our interest expense in future periods will be substantially higher than in historical periods.

Interest income

Interest income is the return we earned on our cash and cash equivalents and, historically, on money we lent to Sara Lee as part of its corporate cash management practices. Our cash and cash equivalents are invested in highly liquid investments with original maturities of three months or less.

Income tax expense (benefit)

Our effective income tax rate fluctuates from period to period and can be materially impacted by, among other things:

•	changes in the mix of our earnings from the various jurisdictions in which we operate;

•	the tax characteristics of our earnings;

•	the timing and amount of earnings of foreign subsidiaries that we repatriate to the United States, which may increase our tax expense and taxes paid;

•	the timing and results of any reviews of our income tax filing positions in the jurisdictions in which we transact business; and

•	the expiration of the tax incentives for manufacturing operations in Puerto Rico, which have been repealed effective in fiscal 2007.

In particular, to service the substantial amount of debt we incurred in connection with the spin off and to meet other general corporate needs, we may have less flexibility than we have had previously regarding the timing or amount of future earnings that we repatriate from foreign subsidiaries. As a result, we believe that our income tax rate in future periods is likely to be higher, on average, than our historical effective tax rates.

Inflation and Changing Prices

We believe that changes in net sales and in net income that have resulted from inflation or deflation have not been material during the periods presented. There is no assurance, however, that inflation or deflation will not materially affect us in the future.

Combined and Consolidated Results of Operations—Fiscal 2006 Compared with Fiscal 2005

			Dollar	Percent
	Fiscal 2005	Fiscal 2006	Change	Change
	(dollars in thousands)

Net sales	$4,683,683	$4,472,832	$(210,851)	(4.5)%
Cost of sales	3,223,571	2,987,500	(236,071)	(7.3)

Gross profit	1,460,112	1,485,332	25,220	1.7
Selling, general and administrative expenses	1,053,654	1,051,833	(1,821)	(0.2)
Charges for (income from) exit activities	46,978	(101)	(47,079)	(100.2)

Income from operations	359,480	433,600	74,120	20.6
Interest expense	35,244	26,075	(9,169)	(26.0)
Interest income	(21,280)	(8,795)	12,485	58.7

Income before income taxes	345,516	416,320	70,804	20.5
Income tax expense	127,007	93,827	(33,180)	(26.1)

Net income	$218,509	$322,493	$103,984	47.6

Net Sales

			Dollar	Percent
	Fiscal 2005	Fiscal 2006	Change	Change
	(dollars in thousands)

Net sales	$4,683,683	$4,472,832	$(210,851)	(4.5)%

Net sales declined primarily due to the $142 million impact from the discontinuation of low-margin product lines in the innerwear, outerwear and international segments and a $48 million decline in sheer hosiery sales. Other factors netting to $21 million of this decline include lower selling prices and changes in product sales mix. Going forward, we expect the trend of declining hosiery sales to continue as a result of shifts in consumer preferences.

Cost of Sales

			Dollar	Percent
	Fiscal 2005	Fiscal 2006	Change	Change
	(dollars in thousands)

Cost of sales	$3,223,571	$2,987,500	$(236,071)	(7.3)%

Cost of sales declined year over year primarily as a result of the decline in net sales. As a percent of net sales, gross margin increased from 31.2% in fiscal 2005 to 33.2% in fiscal 2006. The increase in gross margin percentage was primarily due to a $140 million impact from lower cotton costs, and lower charges for slow moving and obsolete inventories and a $13 million impact from the benefits of prior year restructuring actions partially offset by an $84 million impact of lower selling prices and changes in product sales mix. Although our fiscal 2006 results benefited from lower cotton prices, we currently anticipate cotton costs to increase in future periods.

Selling, General and Administrative Expenses

			Dollar	Percent
	Fiscal 2005	Fiscal 2006	Change	Change
	(dollars in thousands)

Selling, general and administrative expenses	$1,053,654	$1,051,833	$(1,821)	(0.2)%

SG&A expenses declined due to a $31 million benefit from prior year restructuring actions, an $11 million reduction in variable distribution costs and a $7 million reduction in pension plan expense. These decreases were partially offset by a $47 million decrease in recovery of bad debts, higher share-based compensation expense, increased advertising and promotion costs and higher costs incurred related to the spin off. Measured as a percent of net sales, SG&A expenses increased from 22.5% in fiscal 2005 to 23.5% in fiscal 2006.

Charges for (Income from) Exit Activities

			Dollar	Percent
	Fiscal 2005	Fiscal 2006	Change	Change
	(dollars in thousands)

Charges for (income from) exit activities	$46,978	$(101)	$(47,079)	(100.2)%

The charge for exit activities in fiscal 2005 is primarily attributable to costs for severance actions related to the decision to terminate 1,126 employees, most of whom are located in the United States. The income from exit activities in fiscal 2006 resulted from the impact of certain exit activities that were completed for amounts more favorable than originally expected which is partially offset by $4 million of costs associated with the decision to terminate 449 employees.

Income from Operations

			Dollar	Percent
	Fiscal 2005	Fiscal 2006	Change	Change
	(dollars in thousands)

Income from operations	$359,480	$433,600	$74,120	20.6%

Income from operations in fiscal 2006 was higher than in fiscal 2005 as a result of the items discussed above.

Interest Expense and Interest Income

			Dollar	Percent
	Fiscal 2005	Fiscal 2006	Change	Change
	(dollars in thousands)

Interest expense	$35,244	$26,075	$(9,169)	(26.0)%
Interest income	(21,280)	(8,795)	12,485	58.7%

Net interest expense	$13,964	$17,280	$3,316	23.7%

Interest expense decreased year over year as a result of lower average balances on borrowings from Sara Lee. Interest income decreased significantly as a result of lower average cash balances. As a result of the spin off on September 5, 2006, our net interest expense will increase substantially as a result of our increased indebtedness.

Income Tax Expense

			Dollar	Percent
	Fiscal 2005	Fiscal 2006	Change	Change
	(dollars in thousands)

Income tax expense	$127,007	$93,827	$(33,180)	(26.1)%

Our effective income tax rate decreased from 36.8% in fiscal 2005 to 22.5% in fiscal 2006. The decrease in our effective tax rate is attributable primarily to an $81.6 million charge in fiscal 2005 related to the repatriation of the earnings of foreign subsidiaries to the United States. Of this total, $50.0 million was recognized in connection with the remittance of current year earnings to the United States, and $31.6 million related to earnings repatriated under the provisions of the American Jobs Creation Act of 2004. The tax expense for both periods was impacted by a number of significant items which are set out in the reconciliation of our effective tax rate to the U.S. statutory rate in Note 19 titled “Income Taxes” to our Combined and Consolidated Financial Statements.

Net Income

			Dollar	Percent
	Fiscal 2005	Fiscal 2006	Change	Change
	(dollars in thousands)

Net income	$218,509	$322,493	$103,984	47.6%

Net income in fiscal 2006 was higher than in fiscal 2005 as a result of the items discussed above.

Operating Results by Business Segment—Fiscal 2006 Compared with Fiscal 2005

			Dollar	Percent
	Fiscal 2005	Fiscal 2006	Change	Change
	(dollars in thousands)

Net sales:
Innerwear	$2,740,653	$2,648,320	$(92,333)	(3.4)%
Outerwear	1,300,812	1,230,621	(70,191)	(5.4)
Hosiery	353,540	305,704	(47,836)	(13.5)
International	354,547	387,994	33,447	9.4

Net sales	4,749,552	4,572,639	(176,913)	(3.7)
Intersegment	(65,869)	(99,807)	(33,938)	(51.5)

Total net sales	$4,683,683	$4,472,832	$(210,851)	(4.5)

Operating segment income:
Innerwear	$261,267	$323,556	$62,289	23.8
Outerwear	61,310	85,632	24,322	39.7
Hosiery	52,954	54,548	1,594	3.0
International	21,705	32,792	11,087	51.1

Total operating segment income	397,236	496,528	99,292	25.0
Items not included in operating segment income:
Amortization of trademarks and other intangibles	(9,100)	(9,031)	69	0.8
General corporate expenses not allocated to the segments	(28,656)	(53,897)	(25,241)	(88.1)

Total income from operations	359,480	433,600	74,120	20.6
Net interest expense	(13,964)	(17,280)	(3,316)	(23.8)

Income before income taxes	$345,516	$416,320	$70,804	20.5

Innerwear

			Dollar	Percent
	Fiscal 2005	Fiscal 2006	Change	Change
	(dollars in thousands)

Net sales	$2,740,653	$2,648,320	$(92,333)	(3.4)%
Operating segment income	261,267	323,556	62,289	23.8

Net sales in the innerwear segment decreased primarily due to a $65 million impact of our discontinuation of certain sleepwear, thermal and private label product lines and the closure of certain retail stores. Net sales were also negatively impacted by $15 million of lower sock sales due to both lower shipment volumes and lower pricing.

Gross margin in the innerwear segment increased from 33.9% in fiscal 2005 to 36.2% in fiscal 2006, reflecting a $78 million impact of lower charges for slow moving and obsolete inventories, lower cotton costs and benefits from prior restructuring actions, partially offset by lower gross margins for socks due to pricing pressure and mix.

The increase in innerwear operating segment income is primarily attributable to the increase in gross margin and a $19 million impact of lower SG&A expenses due to headcount reductions. This is partially offset by $35 million related to higher media advertising and promotion spending, pricing pressures and product sales mix.

Outerwear

			Dollar	Percent
	Fiscal 2005	Fiscal 2006	Change	Change
	(dollars in thousands)

Net sales	$1,300,812	$1,230,621	$(70,191)	(5.4)%
Operating segment income	61,310	85,632	24,322	39.7

Net sales in the outerwear segment decreased primarily due to the $64 million impact of our exit of certain lower-margin fleece product lines and a $33 million impact of lower sales of casualwear products both in the retail channel and in the embellishment channel, resulting from lower prices and an unfavorable sales mix, partially offset by a $44 million impact from higher sales of activewear products.

Gross margin in the outerwear segment increased from 18.9% in fiscal 2005 to 20.2% in fiscal 2006, reflecting a $72 million impact of lower charges for slow moving and obsolete inventories, lower cotton costs, benefits from prior restructuring actions and the exit of certain lower-margin fleece product lines, partially offset by pricing pressures and an unfavorable sales mix of t-shirts sold in the embellishment channel.

The increase in outerwear operating segment income is primarily attributable to lower cotton costs and a $7 million impact of lower SG&A expenses due to the benefits of restructuring actions.

Hosiery

			Dollar	Percent
	Fiscal 2005	Fiscal 2006	Change	Change
	(dollars in thousands)

Net sales	$353,540	$305,704	$(47,836)	(13.5)%
Operating segment income	52,954	54,548	1,594	3.0

Net sales in the hosiery segment decreased primarily due to the continued decline in sheer hosiery consumption in the United States. Outside unit volumes in the hosiery segment decreased by 13% in fiscal 2006, with a 11% decline in L’eggs volume to mass retailers and food and drug stores and a 22% decline in Hanes volume to department stores. Overall the hosiery market declined 11%. We expect this trend to continue as a result of shifts in consumer preferences.

Gross margin in the hosiery segment increased from 40.7% in fiscal 2005 to 43.2% in fiscal 2006. The increase resulted primarily from improved product sales mix and pricing.

The increase in hosiery operating segment income is primarily attributable to reductions of SG&A expenses.

International

			Dollar	Percent
	Fiscal 2005	Fiscal 2006	Change	Change
	(dollars in thousands)

Net sales	$354,547	$387,994	$33,447	9.4%
Operating segment income	21,705	32,792	11,087	51.1

Net sales in the international segment increased primarily due to the acquisition of a Hong Kong based sourcing business at the end of fiscal 2005, partially offset by lower sales in Latin America, which were mainly due to a $13 million impact from our exit of certain low-margin product lines. The acquired business contributed $40 million of sales in fiscal 2006 most of which were sales of non-finished goods. Changes in foreign currency exchange rates increased net sales by $10 million.

Gross margin decreased from 39.8% in fiscal 2005 to 37.9% in fiscal 2006. The decrease resulted primarily from a $13 million impact from lower margins of the Hong Kong sourcing business, partially offset by margin improvements in sales in Canada resulting from greater purchasing power for contracted goods.

The increase in international operating segment income is primarily attributable to a $6 million impact of lower restructuring costs and improvements in gross margin in Canada.

General Corporate Expenses

General corporate expenses not allocated to the segments increased in fiscal 2006 from fiscal 2005 as a result of higher incurred costs related to the spin off.

Combined and Consolidated Results of Operations—Fiscal 2005 Compared with Fiscal 2004

			Dollar	Percent
	Fiscal 2004	Fiscal 2005	Change	Change
	(dollars in thousands)

Net sales	$4,632,741	$4,683,683	$50,942	1.1%
Cost of sales	3,092,026	3,223,571	131,545	4.3

Gross profit	1,540,715	1,460,112	(80,603)	(5.2)
Selling, general and administrative expenses	1,087,964	1,053,654	(34,310)	(3.2)
Charges for exit activities	27,466	46,978	19,512	71.0

Income from operations	425,285	359,480	(65,805)	(15.5)
Interest expense	37,411	35,244	(2,167)	(5.8)
Interest income	(12,998)	(21,280)	(8,282)	(63.7)

Income before income taxes	400,872	345,516	(55,356)	(13.8)
Income tax expense (benefit)	(48,680)	127,007	175,687	NM

Net income	$449,552	$218,509	$(231,043)	(51.4)

Net Sales

			Dollar	Percent
	Fiscal 2004	Fiscal 2005	Change	Change
	(dollars in thousands)

Net sales	$4,632,741	$4,683,683	$50,942	1.1%

Net sales increased year over year primarily as a result of a $95 million impact from increases in net sales in the innerwear and outerwear segments. Approximately $102 million of this increase was due to increased sales of our Champion activewear products, primarily due to the introduction of our C9 by Champion line toward the end of fiscal 2004. Net sales were adversely affected by a $62 million impact from declines in the hosiery and international segments. The total impact of the 53rd week in fiscal 2004 was $77 million.

Cost of Sales

			Dollar	Percent
	Fiscal 2004	Fiscal 2005	Change	Change
	(dollars in thousands)

Cost of sales	$3,092,026	$3,223,571	$131,545	4.3%

Cost of sales increased year over year as a result of the increase in net sales. Also contributing to the increase in cost of sales was a $94 million impact from higher raw material costs for cotton and charges for slow moving and obsolete inventories. Our gross margin declined from 33.3% in fiscal 2004 to 31.2% in fiscal 2005.

Selling, General and Administrative Expenses

			Dollar	Percent
	Fiscal 2004	Fiscal 2005	Change	Change
	(dollars in thousands)

Selling, general and administrative expenses	$1,087,964	$1,053,654	$(34,310)	(3.2)%

SG&A expenses declined due to a $36 million impact from lower benefit plan costs, increased recovery of bad debts and a lower cost structure achieved through prior restructuring activities, offset in part by increases in total advertising and promotion costs. SG&A expenses in fiscal 2004 included a $7.5 million charge related to the discontinuation of the Lovable U.S. trademark, while SG&A expenses in fiscal 2005 included a $4.5 million charge for accelerated depreciation of leasehold improvements as a result of exiting certain store leases. Measured as a percent of net sales, SG&A expenses declined from 23.5% in fiscal 2004 to 22.5% in fiscal 2005.

Charges for (Income from) Exit Activities

			Dollar	Percent
	Fiscal 2004	Fiscal 2005	Change	Change
	(dollars in thousands)

Charges for (income from) exit activities	$27,466	$46,978	$19,512	71.0%

The charge for exit activities in fiscal 2005 is primarily attributable to costs for severance actions related to the decision to terminate 1,126 employees, most of whom are located in the United States. The charge for exit activities in fiscal 2004 is primarily attributable to a charge for severance actions related to the decision to terminate 4,425 employees, most of whom are located outside the United States. The increase year over year is primarily attributable to the relative costs associated with terminating U.S. employees as compared to international employees.

Income from Operations

			Dollar	Percent
	Fiscal 2004	Fiscal 2005	Change	Change
	(dollars in thousands)

Income from operations	$425,285	$359,480	$(65,805)	(15.5)%

Income from operations in fiscal 2005 was lower than in fiscal 2004 primarily due to higher raw material costs for cotton and charges for slow moving and obsolete inventories.

Interest Expense and Interest Income

			Dollar	Percent
	Fiscal 2004	Fiscal 2005	Change	Change
	(dollars in thousands)

Interest expense	$37,411	$35,244	$(2,167)	(5.8)%
Interest income	(12,998)	(21,280)	(8,282)	(63.7)

Net interest expense	$24,413	$13,964	$(10,449)	(42.8)

Interest expense decreased year over year as a result of lower average balances on borrowings from Sara Lee. Interest income increased significantly as a result of higher average cash balances. As a result of the spin off on September 5, 2006, our net interest expense will increase substantially as a result of our increased indebtedness.

Income Tax Expense (Benefit)

			Dollar	Percent
	Fiscal 2004	Fiscal 2005	Change	Change
	(dollars in thousands)

Income tax expense (benefit)	$(48,680)	$127,007	$175,687	NM

Our effective income tax rate increased from a negative 12.1% in fiscal 2004 to 36.8% in fiscal 2005. The increase in our effective tax rate is attributable primarily to an $81.6 million charge in fiscal 2005 related to the repatriation of the earnings of foreign subsidiaries to the United States. Of this total, $50.0 million was recognized in connection with the remittance of current year earnings to the United States, and $31.6 million related to earnings repatriated under the provisions of the American Jobs Creation Act of 2004. The negative rate in fiscal 2004 is attributable primarily to an income tax benefit of $128.1 million resulting from Sara Lee’s finalization of tax reviews and audits for amounts that were less than originally anticipated and recognized in fiscal 2004. The tax expense for both periods was impacted by a number of significant items which are set out in the reconciliation of our effective tax rate to the U.S. statutory rate in Note 19 titled “Income Taxes” to our Combined and Consolidated Financial Statements.

Net Income

			Dollar	Percent
	Fiscal 2004	Fiscal 2005	Change	Change
	(dollars in thousands)

Net income	$449,552	$218,509	$(231,043)	(51.4)%

Net income in fiscal 2005 was lower than in fiscal 2004 as a result of the decline in income from operations and the increase in income tax expense, as discussed above.

Operating Results by Business Segment—Fiscal 2005 Compared with Fiscal 2004

			Dollar	Percent
	Fiscal 2004	Fiscal 2005	Change	Change
	(dollars in thousands)

Net sales:
Innerwear	$2,704,500	$2,740,653	$36,153	1.3%
Outerwear	1,243,108	1,300,812	57,704	4.6
Hosiery	401,052	353,540	(47,512)	(11.8)
International	367,590	354,547	(13,043)	(3.5)

Net sales	4,716,250	4,749,552	33,302	0.7
Intersegment	(83,509)	(65,869)	17,640	21.1

Total net sales	$4,632,741	$4,683,683	$50,942	1.1

Operating segment income:
Innerwear	$334,111	$261,267	$(72,844)	(21.8)
Outerwear	52,356	61,310	8,954	17.1
Hosiery	53,929	52,954	(975)	(1.8)
International	25,125	21,705	(3,420)	(13.6)

Total operating segment income	465,521	397,236	(68,285)	(14.7)
Items not included in operating segment income:
Amortization of trademarks and other intangibles	(8,712)	(9,100)	(388)	(4.5)
General corporate expenses not allocated to the segments	(31,524)	(28,656)	2,868	9.1

Total income from operations	425,285	359,480	(65,805)	(15.5)
Net interest expense	(24,413)	(13,964)	10,449	42.8

Income before income taxes	$400,872	$345,516	$(55,356)	(13.8)

Innerwear

			Dollar	Percent
	Fiscal 2004	Fiscal 2005	Change	Change
	(dollars in thousands)

Net sales	$2,704,500	$2,740,653	$36,153	1.3%
Operating segment income	334,111	261,267	(72,844)	(21.8)

Net sales in the innerwear segment increased primarily due to a $40 million impact from volume increases in the sales of men’s underwear and socks. Net sales were adversely affected year over year by a $47 million impact of the 53rd week in fiscal 2004.

Gross margin in the innerwear segment declined from 36.1% in fiscal 2004 to 33.9% in fiscal 2005, reflecting a $60 million impact of higher raw material costs for cotton and charges for slow moving and obsolete underwear inventories.

The decrease in innerwear operating segment income is primarily attributable to the following factors. First, we increased inventory reserves by $28 million for slow moving and obsolete underwear inventories in fiscal 2005 as compared to fiscal 2004. Second, charges for exit activities increased by $12 million compared to fiscal 2004. Third, operating segment income was adversely affected year over year by a $12 million impact of the 53rd week in fiscal 2004. The remaining increase in operating segment income was primarily the result of higher unit volume offset in part by higher media advertising and promotion.

Outerwear

			Dollar	Percent
	Fiscal 2004	Fiscal 2005	Change	Change
	(dollars in thousands)

Net sales	$1,243,108	$1,300,812	$57,704	4.6%
Operating segment income	52,356	61,310	8,954	17.1

Net sales in the outerwear segment increased primarily due to $106 million in volume increases in sales of Champion products, offsetting $45 million in volume declines in t-shirts sold through our embellishment channel. Net sales were adversely affected year over year by an $18 million impact of the 53rd week in fiscal 2004.

Gross margin in the outerwear segment decreased from 20.9% in fiscal 2004 to 18.9% in fiscal 2005, reflecting a $45 million impact of higher raw material costs for cotton and additional start-up costs associated with new product rollouts.

The increase in outerwear operating segment income is attributable primarily to higher net sales, partially offset by a $12 million increase in charges for exit activities in fiscal 2005 as compared to fiscal 2004. Operating segment income also was adversely affected year over year by a $1 million impact of the 53rd week in fiscal 2004.

Hosiery

			Dollar	Percent
	Fiscal 2004	Fiscal 2005	Change	Change
	(dollars in thousands)

Net sales	$401,052	$353,540	$(47,512)	(11.8)%
Operating segment income	53,929	52,954	(975)	(1.8)

Net sales in the hosiery segment decreased primarily due to $42 million from unit volume decreases and $5 million from unfavorable product sales mix. Outside unit volumes in the hosiery segment decreased by 8% in fiscal 2005, with a 7% decline in L’eggs volume to mass retailers and food and drug stores and a 13% decline in Hanes volume to department stores. The 8% volume decrease was in line with the overall hosiery market decline. Net sales also were adversely affected year over year by a $6 million impact of the 53rd week in fiscal 2004.

Gross margin in the hosiery segment decreased from 41.5% in fiscal 2004 to 40.7% in fiscal 2005. The decrease resulted primarily from $1 million in unfavorable product sales mix.

The decrease in hosiery operating segment income is attributable primarily to a decrease in sales, partially offset by a $16 million decrease in media advertising and promotion spending and SG&A expenses. Hosiery operating segment income was also adversely affected year over year by a $2 million impact of the 53rd week in fiscal 2004.

International

			Dollar	Percent
	Fiscal 2004	Fiscal 2005	Change	Change
	(dollars in thousands)

Net sales	$367,590	$354,547	$(13,043)	(3.5)%
Operating segment income	25,125	21,705	(3,420)	(13.6)

Net sales in the international segment decreased primarily as a result of an $18.6 million decrease in sales from Latin America and Asia, partially offset by an $11 million impact from changes in foreign currency exchange rates during fiscal 2005. Net sales were adversely affected year over year by a $6 million impact of the 53rd week in fiscal 2004.

Gross margin increased from 37.3% in fiscal 2004 to 39.8% in fiscal 2005. The increase resulted primarily from margin improvements in Canada and Latin America, partially offset by declines in Asia.

The decrease in international operating segment income is attributable primarily to the decrease in net sales and higher media advertising and promotion expenditures in fiscal 2005 as compared to fiscal 2004. These effects were offset in part by the improvement in gross margin and $3 million from changes in foreign currency exchange rates. International operating segment income also was affected adversely year over year by a $2 million impact of the 53rd week in fiscal 2004.

General Corporate Expenses

General corporate expenses not allocated to the segments decreased in fiscal 2005 from fiscal 2004 as a result of lower allocations of Sara Lee centralized costs and employee benefit costs, offset in part by expenses incurred for the spin off.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Following the spin off which occurred on September 5, 2006, our capital structure, long-term capital commitments and sources of liquidity changed significantly from our historical capital structure, long-term capital commitments and sources of liquidity described below. In periods after the spin off, our primary source of liquidity will be cash provided from operating activities and availability under our revolving loan facility described below. The following has or is expected to negatively impact liquidity:

•	we incurred long-term debt in connection with the spin off of $2.6 billion;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to add new manufacturing capacity in Central America, the Caribbean Basin, Mexico and Asia;

•	we assumed pension and other benefit obligations from Sara Lee of approximately $277 million and;

•	we may need to increase the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly increase our income tax expense.

We incurred indebtedness of $2.6 billion in connection with the spin off as further described below. On September 5, 2006 we paid $2.4 billion of the proceeds from these borrowings to Sara Lee and, as a result, those proceeds will not be available for our business needs, such as funding working capital or the expansion of our operations. In addition, in order to service our substantial debt obligations, we may need to increase the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly increase our income tax expense. We believe that our cash provided from operating activities, together with our available credit capacity, will enable us to comply with the terms of our new indebtedness and meet presently foreseeable financial requirements.

We expect to continue the restructuring efforts that we have undertaken over the last several years. For example, we recently closed two facilities in the United States and one in Mexico. The implementation of these efforts, which are designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs. As further plans are developed and approved by management and our board of directors, we expect to recognize additional exit costs to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. We also expect to incur costs associated with the integration of our information technology systems across our company.

As we continue to add new manufacturing capacity in Central America, the Caribbean Basin and Asia, our exposure to events that could disrupt our foreign supply chain, including political instability, acts of war or terrorism or other international events resulting in the disruption of trade, disruptions in shipping and freight forwarding services, increases in oil prices, which would increase the cost of shipping, interruptions in the availability of basic services and infrastructure and fluctuations in foreign currency exchange rates, is increased. Disruptions in our foreign supply chain could negatively impact our liquidity by interrupting production in offshore facilities, increasing our cost of sales, disrupting merchandise deliveries, delaying receipt of the products into the United States or preventing us from sourcing our products at all. Depending on timing, these events could also result in lost sales, cancellation charges or excessive markdowns.

We assumed approximately $277 million in unfunded employee benefit liabilities for pension, postretirement and other retirement benefit qualified and nonqualified plans from Sara Lee in connection with the spin off that occurred on September 5, 2006. Included in these liabilities are pension obligations which have not been reflected in our historical financial statements prior to the spin off, because these obligations have historically been obligations of Sara Lee. The pension obligations we assumed are approximately $201 million more than the corresponding pension assets we acquired. In addition, we could be required to make contributions to the pension plans in excess of our current expectations if financial conditions change or if the assumptions we have used to calculate our pension costs and obligations turn out to be inaccurate. A significant increase in our funding obligations could have a negative impact on our liquidity.

Net Cash from Operating Activities

Net cash from operating activities increased to $510.6 million in fiscal 2006 from $506.9 million in fiscal 2005. The $3.7 million increase was primarily the result of more effective working capital utilization and higher earnings in the business. Net cash from operating activities was $506.9 million in fiscal 2005 as compared to $471.4 million in fiscal 2004. The increase of $35.5 million was primarily due to an increase in cash generated from more efficient usage of working capital, which was partially offset by lower profitability in the business.

Net Cash Used in Investing Activities

Net cash used in investing activities increased to $110.7 million in fiscal 2006 from $60.1 million in fiscal 2005. The increase was primarily the result of higher purchases of property and equipment. Net cash used in investing activities was $60.1 million in fiscal 2005, compared to $61.3 million in fiscal 2004. For fiscal years 2004, 2005 and 2006, we expended $63.6 million, $67.1 million and $110.1 million, respectively, to fund purchases of property, plant and equipment and received proceeds from the sales of assets of $4.5 million, $9.0 million and $5.5 million, respectively, during these periods.

Net Cash Used in Financing Activities

Net cash used in financing activities increased to $1.2 billion in fiscal 2006, from $41.4 million in fiscal 2005. This increase was primarily the result of net transactions with parent companies which included net borrowings of $1.3 billion from parent companies and related entities, and $94 million of dividends paid to the parent companies and related entities, which were partially offset by an increase of $275 million in bank overdraft. Net cash used in financing activities was $41.4 million in fiscal 2005, compared to $25.8 million in fiscal 2004. During fiscal 2005, we repaid $113.4 million to Sara Lee-related entities and distributed $5.9 million in net transactions with parent companies and related entities while incurring $88.8 million in short-term borrowings from third-parties. During fiscal 2004, we repaid $24.2 million to Sara Lee-related entities.

Cash and Cash Equivalents

At the end of fiscal years 2004, 2005 and 2006, cash and cash equivalents were $674.2 million, $1.1 billion and $298.3 million, respectively. The decrease in cash and cash equivalents at the end of fiscal 2006 was primarily the result of a $1.0 billion sweep of cash from our accounts by Sara Lee in anticipation of the spin off. The fiscal 2006 balance was also impacted by a $275 million bank overdraft which was classified as a current liability. As part of Sara Lee, we participated in Sara Lee’s cash pooling arrangements under which positive and negative cash balances are netted within geographic regions.

The recapitalization undertaken in conjunction with the spin off resulted in a reduction in cash and cash equivalents. In periods after the spin off, our primary source of liquidity will be cash provided from operating activities and availability under our revolving loan facility described below.

Amounts due to or from Parent Companies and Related Entities

A significant portion of the cash and cash equivalents on our balance sheet has been generated from our controlled foreign corporations and is located outside of the United States. When we were owned by Sara Lee, its policy was to determine at the end of each fiscal year the amount of cash to be repatriated to the United States and the amount to be permanently reinvested outside of the United States. As a result of decisions made in prior years to permanently reinvest earnings in foreign jurisdictions, our domestic operations have borrowed periodically from Sara Lee to meet funding requirements. In cases where our domestic operations had excess cash, the excess cash was swept into Sara Lee’s cash pooling accounts or lent to Sara Lee-related entities. Ultimately, the amounts owed to or due from Sara Lee and its related entities were driven by Sara Lee’s cash management policies and our operating requirements. These amounts have historically totaled as follows:

	July 3,	July 2,	July 1,
	2004	2005	2006
	(dollars in thousands)

Due from related entities	$73,430	$26,194	$273,428
Funding receivable with parent companies	55,379	—	161,686
Notes receivable from parent companies	432,748	90,551	1,111,167
Due to related entities	(97,592)	(59,943)	(43,115)
Funding payable with parent companies	—	(317,184)	—
Notes payable to parent companies	(478,295)	(228,152)	(246,830)
Notes payable to related entities	(436,387)	(323,046)	(466,944)

Net amount due (to) from parent companies and related entities	$(450,717)	$(811,580)	$789,392

Changes in these balances are the result of operational funding needs and Sara Lee’s cash management requirements. These items are further described in Note 20, titled “Relationship with Sara Lee and Related Entities,” to our Combined and Consolidated Financial Statements. All amounts payable to or receivable from Sara Lee and its related entities were extinguished as part of the spin off which occurred on September 5, 2006.

Notes Payable and Credit Facilities

Notes payable to banks were $3.5 million at July 1, 2006, $83.3 million at July 2, 2005, and zero at the end of fiscal 2004. We did not use cash on hand to repay notes payable at July 1, 2006 and July 2, 2005 as we did at the end of fiscal 2004.

Prior to the end of fiscal 2006, we maintained a 364-day short-term non-revolving credit facility under which we could borrow up to 107 million Canadian dollars at a floating rate of interest that was based upon either the announced bankers acceptance lending rate plus 0.6% or the Canadian prime lending rate. Under the agreement, we had the option to borrow amounts for periods of time of less than 364 days. The facility expired at the end of the 364-day period and the amount of the facility could not be increased until the next renewal date. In fiscal 2006, the borrowings under this agreement were repaid at the end of the year and the facility was closed.

In addition, we have a RMB 30 million (approximately $3.8 million) short-term revolving facility arrangement with a Chinese branch of a U.S. bank. The facility is dated January 27, 2006 and is renewable annually. Borrowings under the facility accrue interest at the prevailing base lending rates published by the People’s Bank of China from time to time less 10% and are currently guaranteed by Sara Lee. As of July 1, 2006, $3.5 million was outstanding under this facility. In July 2006, the facility was increased to RMB 50 million (approximately $6.35 million). We are presently in compliance with the covenants contained in this facility.

New Credit Facilities

In connection with the spin off, on September 5, 2006, we entered into a $2.15 billion senior secured credit facility (the “Senior Secured Credit Facility”) which includes a $500 million revolving loan facility that was undrawn at the time of the spin off, a $450 million senior secured second lien credit facility (the “Second Lien Credit Facility”) and a $500 million bridge loan facility (the “Bridge Loan Facility”) with various financial institution lenders, including Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as the co-syndication agents and the joint lead arrangers and joint bookrunners. Citicorp USA, Inc. is acting as administrative agent and Citibank, N.A. is acting as collateral agent for the Senior Secured Credit Facility and the Second Lien Credit Facility. Morgan Stanley Senior Funding, Inc. is acting as the administrative agent for the Bridge Loan Facility. As a result of this debt incurrence, the amount of interest expense will increase significantly in periods after the spin off. We paid $2.4 billion of the proceeds of these borrowings to Sara Lee prior to the consummation of the spin off.

Senior Secured Credit Facility

The Senior Secured Credit Facility provides for aggregate borrowings of $2.15 billion, consisting of: (i) a $250.0 million Term A loan facility (the “Term A Loan Facility”); (ii) a $1.4 billion Term B loan facility (the “Term B Loan Facility”); and (iii) a $500.0 million revolving loan facility (the “Revolving Loan Facility”) that was undrawn at the time of the spin off.

The Senior Secured Credit Facility is guaranteed by substantially all of our existing and future direct and indirect U.S. subsidiaries, with certain customary or agreed-upon exceptions for some of our other subsidiaries. We and each of the guarantors under the Senior Secured Credit Facility have granted the lenders under the Senior Secured Credit Facility a valid and perfected first priority (subject to certain customary exceptions) lien and security interest in the following:

•	the equity interests of substantially all of our direct and indirect U.S. subsidiaries and 65% of the voting securities of certain foreign subsidiaries; and

•	substantially all present and future property and assets, tangible and intangible, of us and each guarantor, except for certain enumerated interests, and all proceeds and products of such property and assets.

The final maturity of the Term A Loan Facility is September 5, 2012. The Term A Loan Facility will amortize in an amount per annum equal to the following: year 1—5.00%; year 2—10.00%; year 3—15.00%; year 4—20.00%; year 5—25.00%; year 6—25.00%. The final maturity of the Term B Loan Facility is September 5, 2013. The Term B Loan Facility will be repaid in equal quarterly installments in an amount equal to 1% per annum, with the balance due on the maturity date. The final maturity of the Revolving Loan Facility is September 5, 2011. All borrowings under the Revolving Loan Facility must be repaid in full upon maturity.

At our option, borrowings under the Senior Secured Credit Facility may be maintained from time to time as (a) Base Rate loans, which shall bear interest at the higher of (i) 1/2 of 1% in excess of the federal funds rate and (ii) the rate published in the Wall Street Journal as the “prime rate” (or equivalent), in each case in effect from time to time, plus the applicable margin in effect from time to time (which is currently 0.75% for the Term A Loan Facility and the Revolving Loan Facility and 1.25% for the Term B Loan Facility), or (b) LIBOR based loans, which shall bear interest at the LIBO Rate (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), as determined by the administrative agent for the respective interest period plus the applicable margin in effect from time to time (which is currently 1.75% for the Term A Loan Facility and the Revolving Loan Facility and 2.25% for the Term B Loan Facility).

The Senior Secured Credit Facility requires us to comply with customary affirmative, negative and financial covenants. The Senior Secured Credit Facility requires that we maintain a minimum interest coverage ratio and a maximum total debt to EBITDA ratio. The interest coverage covenant requires that the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense for such period shall not be less than 2 to 1 for each fiscal quarter ending after December 15, 2006. The interest coverage ratio limit will increase over time until it reaches 3.25 to 1 for fiscal quarters ending after October 15, 2009. The total debt to EBITDA covenant requires that the ratio of our total debt to our EBITDA for the preceding four fiscal quarters will not be more than 5.5 to 1 for each fiscal quarter ending after December 15, 2006. This ratio limit will decline over time until it reaches 3 to 1 for fiscal quarters after October 15, 2009. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.

The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default of more than $50 million; certain judgments of more than $50 million; certain ERISA-related events; and a change in control (as defined in the Senior Secured Credit Facility).

Second Lien Credit Facility

The Second Lien Credit Facility provides for aggregate borrowings of $450 million by our wholly-owned subsidiary, HBI Branded Apparel Limited, Inc. The Second Lien Credit Facility is unconditionally guaranteed by us and each entity guaranteeing the Senior Secured Credit Facility, subject to the same exceptions and exclusions provided in the Senior Secured Credit Facility. The Second Lien Credit Facility and the guarantees in respect thereof are secured on a second-priority basis (subordinate only to the Senior Secured Credit Facility and any permitted additions thereto or refinancings thereof) by substantially all of the assets that secure the Senior Secured Credit Facility (subject to the same exceptions).

Loans under the Second Lien Credit Facility will bear interest in the same manner as those under the Senior Secured Credit Facility, subject to a margin of 2.75% for Base Rate loans and 3.75% for LIBOR based loans.

The Second Lien Credit Facility requires us to comply with customary affirmative, negative and financial covenants and includes customary events of default. The Second Lien Credit Facility requires that we maintain a minimum interest coverage ratio and a maximum total debt to EBITDA ratio. The interest coverage covenant requires that the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense for such period shall not be less than 1.5 to 1 for each fiscal quarter ending after December 15, 2006. The interest coverage ratio will increase over time until it reaches 2.5 to 1 for fiscal quarters ending after October 15, 2009. The total debt covenant requires that the ratio of our total debt to our EBITDA for the preceding four fiscal quarters will not be more than 6 to 1 for each fiscal quarter ending after December 15, 2006. This ratio will decline over time until it reaches 3.75 to 1 for fiscal quarters ending after October 15, 2009. The method of calculating all of the components used in the covenants is included in the Second Lien Credit Facility.

The Second Lien Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default of more than $60 million; certain judgments of more than $60 million; certain ERISA-related events; and a change in control (as defined in the Second Lien Credit Facility).

The Second Lien Credit Facility matures on March 5, 2014 and includes a penalty for prepayment of the loan prior to September 5, 2009. The Second Lien Credit Facility will not amortize and will be repaid in full on its maturity date.

Bridge Loan Facility

The Bridge Loan Facility provides for a borrowing of $500 million and is unconditionally guaranteed by each entity guaranteeing the Senior Secured Credit Facility. The Bridge Loan Facility is unsecured and will mature on September 5, 2007. If the Bridge Loan Facility has not been repaid at maturity, the outstanding principal amount of the facility will roll over into a rollover loan in the same amount that will mature on September 5, 2014. Lenders that have extended rollover loans to us may request that we issue “Exchange

Notes” to them in exchange for the rollover loans, and also may request that we register such notes upon request.

Interest under the Bridge Loan Facility shall be paid at the Contract Rate. “Contract Rate” is defined as of any date of determination, (i) from the Closing Date to, but excluding, the three month anniversary of the Closing Date, a rate of 9.6475%, (ii) on and after the three month anniversary of the Closing Date to, but excluding, the six month anniversary of the Closing Date, a rate per annum (the “Second Contract Rate”) equal to the sum of the First Contract Rate plus 0.50%, (iii) on and after the six month anniversary of the Closing Date to, but excluding, the nine month anniversary of the Closing Date, a rate per annum (the “Third Contract Rate”) equal to the sum of the Second Contract Rate plus 0.50%, (iv) on and after the three month anniversary of the Closing Date to, but excluding, the Bridge Loan Repayment Date, a rate per annum (the “Fourth Contract Rate”) equal to the sum of the Third Contract Rate plus 0.50% and (v) on and after the Bridge Loan Repayment Date, a rate per annum equal to the sum of the Fourth Contract Rate plus an increase of 0.50% every three months. However, the interest rate borne by the Bridge Loan Facility will not exceed 11.50%.

The Bridge Loan Facility requires us to comply with customary affirmative, negative and financial covenants and includes customary events of default.

Off-Balance Sheet Arrangements

We engage in off-balance sheet arrangements that we believe are reasonably likely to have a current or future effect on our financial condition and results of operations. These off-balance sheet arrangements include operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. In addition, prior to and during fiscal 2005, we participated in Sara Lee’s receivables sale program.

Leases

Minimum operating lease obligations are scheduled to be paid as follows: $37.6 million in fiscal 2007, $30.9 million in fiscal 2008, $23.5 million in fiscal 2009, $19.0 million in fiscal 2010, $17.7 million in fiscal 2011 and $13.6 million thereafter.

Sale of Accounts Receivable

Historically, we participated in a Sara Lee program to sell trade accounts receivable to a limited purpose subsidiary of Sara Lee. The subsidiary, a separate bankruptcy remote corporate entity, is consolidated in Sara Lee’s results of operations and statement of financial position. This subsidiary held trade accounts receivable that it purchased from the operating units and sold participating interests in those receivables to financial institutions, which in turn purchased and received ownership and security interests in those receivables. During fiscal 2005, Sara Lee terminated its receivable sale program and no receivables were sold under this program at the end of fiscal 2005. The amount of receivables sold under this program was $22.3 million at the end of fiscal 2004. Changes in the balance of receivables sold are a component of net cash from operating activities (“(Increase) decrease in trade accounts receivable”) with an offset to a change in “Decrease (increase) in due to and from related entities” in our Combined and Consolidated Statement of Cash Flows. As collections reduced accounts receivable included in the pool, the operating units sold new receivables to the limited purpose subsidiary. The limited purpose subsidiary had the risk of credit loss on the sold receivables.

The proceeds from the sale of the receivables were equal to the face amount of the receivables less a discount. The discount was based on a floating rate and was accounted for as a cost of the receivable sale program. This cost has been included in “Selling, general and administrative expenses” in our Combined and Consolidated Statements of Income. The calculated discount rate for 2004 and 2005 was 1.2%, resulting in aggregated costs of $5.0 million and $4.0 million in fiscal 2004, and 2005, respectively. We retained collection and administrative responsibilities for the participating interests in the defined pool.

Future Contractual Obligations and Commitments

We do not have any material unconditional purchase obligations, as such term is defined by Statement of Financial Accounting Standards, or “SFAS,” No. 47, Disclosure of Long-Term Purchase Obligations. The following tables contain information on our contractual obligations and commitments as of July 1, 2006.

		Payments Due by Fiscal Year
	At July 1,	Less than			More than
	2006	1 year	1-3 years	3-5 years	5 years
	(in thousands)

Obligations extinguished upon separation:
Due to related entities	$43,115	$43,115	$—	$—	$—
Notes payable to parent companies	246,830	246,830	—	—	—
Note payable to related entities	466,944	466,944	—	—	—
Interest on debt obligations	2,123	2,123	—	—	—

	759,012	759,012	—	—	—
Obligations retained at separation (1):
Notes payable to banks	3,471	3,471	—	—	—
Interest on debt obligations	163	163	—	—	—
Operating lease obligations	142,285	37,624	54,412	36,657	13,592
Capital lease obligations including related interest payments	5,925	2,887	2,767	271	—
Purchase obligations (2)	463,178	12,082	444,521	9,075	1,000
Other long-term liabilities (3)	29,473	12,651	9,010	7,812	—

	644,495	68,878	510,710	53,815	14,592

Total	$1,403,507	$827,890	$510,710	$53,815	$14,592

(1)	In connection with the spin off on September 5, 2006, we incurred approximately (i) $1.65 billion of indebtedness funded under the Senior Secured Credit Facility, which included the additional $500.0 million Revolving Loan Facility which was undrawn at the closing of the spin off, (ii) $450.0 million of indebtedness under the Second Lien Credit Facility and (iii) $500.0 million of indebtedness under the Bridge Loan Facility. Each of these credit facilities bears interest as described in “New Credit Facilities” above. The indebtedness under these facilities is not included in this table.

(2)	“Purchase obligations,” as disclosed in the table, are obligations to purchase goods and services in the ordinary course of business for production and inventory needs (such as raw materials, supplies, packaging, and manufacturing arrangements), capital expenditures, marketing services, royalty-bearing license agreement payments and other professional services. This table only includes purchase obligations for which we have agreed upon a fixed or minimum quantity to purchase, a fixed, minimum or variable pricing arrangement, and an approximate delivery date. Actual cash expenditures relating to these obligations may vary from the amounts shown in the table above. We enter into purchase obligations when terms or conditions are favorable or when a long-term commitment is necessary. Many of these arrangements are cancelable after a notice period without a significant penalty. This table omits obligations that did not exist as of July 1, 2006, as well as obligations for accounts payable and accrued liabilities recorded on the balance sheet.

(3)	Represents the projected payment for long-term liabilities recorded on the balance sheet for deferred compensation, deferred income and the projected fiscal 2007 pension contribution of $2.2 million. We have employee benefit obligations consisting of pensions and other postretirement benefits including medical. Other than the projected fiscal 2007 pension contribution of $2.2 million, pension and postretirement obligations have been excluded from the table. A discussion of our pension and postretirement plans is included in Notes 17 and 18 to our Combined and Consolidated Financial Statements. Our obligations for employee health and property and casualty losses are also excluded from the table.

Pension Plans

The exact amount of contributions made to pension plans by us in any year is dependent upon a number of factors, and historically included minimum funding requirements in the jurisdictions in which Sara Lee operates and Sara Lee’s policy of charging its operating units for pension costs. In conjunction with the spin off which occurred on September 5, 2006, we established the Hanesbrands Inc. Pension and Retirement Plan, which assumed the portion of the underfunded liabilities and the portion of the assets of pension plans sponsored by Sara Lee that relate to our employees. In addition, we assumed sponsorship of certain other Sara Lee plans and will continue sponsorship of the Playtex Apparel Inc. Pension Plan and the National Textiles, L.L.C. Pension Plan. We are required to make periodic pension contributions to the assumed plans, the Playtex Apparel Inc. Pension Plan, the National Textiles, L.L.C. Pension Plan and the Hanesbrands Inc. Pension and Retirement Plan. The levels of contribution will differ from historical levels of contributions to Sara Lee due to a number of factors, including the funded status of the plans as of the completion of the spin off, as well as our operation as a stand-alone company, financing costs, tax positions and jurisdictional funding requirements.

Guarantees

Due to our historical relationship with Sara Lee, there are various contracts under which Sara Lee has guaranteed certain third-party obligations relating to our business. Typically, these obligations arise from third-party credit facilities guaranteed by Sara Lee and as a result of contracts entered into by our entities and authorized by Sara Lee, under which Sara Lee agrees to indemnify a third-party against losses arising from a breach of representations and covenants related to such matters as title to assets sold, the collectibility of receivables, specified environmental matters, lease obligations assumed and certain tax matters. In each of these circumstances, payment by Sara Lee is conditioned on the other party making a claim pursuant to the procedures specified in the contract. These procedures allow Sara Lee to challenge the other party’s claims. In addition, Sara Lee’s obligations under these agreements may be limited in terms of time and/or amount, and in some cases Sara Lee or the related entities may have recourse against third-parties for certain payments made by Sara Lee. It is not possible to predict the maximum potential amount of future payments under certain of these agreements, due to the conditional nature of Sara Lee’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Sara Lee under these agreements have not been material, and no amounts are accrued for these items on our Combined and Consolidated Balance Sheets.

As of July 1, 2006, these contracts included the guarantee of credit limits with third-party banks, and guarantees over supplier purchases. We had not guaranteed or undertaken any obligation on behalf of Sara Lee or any other related entities as of July 1, 2006.

Significant Accounting Policies and Critical Estimates

Our significant accounting policies are discussed in Note 3, titled “Summary of Significant Accounting Policies,” to our Combined and Consolidated Financial Statements. In most cases, the accounting policies we utilize are the only ones permissible under generally accepted accounting principles (GAAP). However, applying these policies requires significant judgments or a complex estimation process that can affect our results of operations and financial position. We base our estimates on our historical experience and other assumptions that we believe are reasonable. If actual amounts are ultimately different from our previous estimates, we include the revisions in our results of operations for the period in which the actual amounts become known.

Our accounting policies and estimates that can have a significant impact upon our operating results and financial position are as follows:

Sales Recognition and Incentives

We recognize sales when title and risk of loss passes to the customer. We record provisions for any uncollectible amounts based upon our historical collection statistics and current customer information. Our management reviews these estimates each quarter and makes adjustments based upon actual experience.

Note 3(d), titled “Summary of Significant Accounting Policies—Sales Recognition and Incentives,” to our Combined and Consolidated Financial Statements describes a variety of sales incentives that we offer to resellers and consumers of our products. Measuring the cost of these incentives requires, in many cases, estimating future customer utilization and redemption rates. We use historical data for similar transactions to estimate the cost of current incentive programs. Our management reviews these estimates each quarter and makes adjustments based upon actual experience and other available information.

Catalog Expenses

We incur expenses for printing catalogs for our products to aid in our sales efforts. We initially record these expenses as a prepaid item and charge it against SG&A expenses over time as the catalog is distributed into the stream of commerce. Expenses are recognized at a rate that approximates our historical experience with regard to the timing and amount of sales attributable to a catalog distribution.

Inventory Valuation

We carry inventory on our balance sheet at the estimated lower of cost or market. Cost is determined by the first-in, first-out, or “FIFO,” method for 96% of our inventories at July 1, 2006, and by the last-in, first-out, or “LIFO,” method for the remainder. There was no difference between the FIFO and LIFO inventory valuation at July 1, 2006, July 2, 2005 or July 3, 2004. We carry obsolete, damaged, and excess inventory at the net realizable value, which we determine by assessing historical recovery rates, current market conditions and our future marketing and sales plans. Because our assessment of net realizable value is made at a point in time, there are inherent uncertainties related to our value determination. Market factors and other conditions underlying the net realizable value may change, resulting in further reserve requirements. A reduction in the carrying amount of an inventory item from cost to market value creates a new cost basis for the item that cannot be reversed at a later period.

Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in cost of sales when the related inventory item is sold. While we believe that adequate write-downs for inventory obsolescence have been provided in the Combined and Consolidated Financial Statements, consumer tastes and preferences will continue to change and we could experience additional inventory write downs in the future.

Depreciation and Impairment of Property, Plant and Equipment

We state property, plant and equipment at its historical cost, and we compute depreciation using the straight-line method over the asset’s life. We estimate an asset’s life based on historical experience, manufacturers’ estimates, engineering or appraisal evaluations, our future business plans and the period over which the asset will economically benefit us, which may be the same as or shorter than its physical life. Our policies require that we periodically review our assets’ remaining depreciable lives based upon actual experience and expected future utilization. Based upon current levels of depreciation, the average remaining depreciable life of our net property other than land is five years.

We test an asset for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, current period operating or cash flow losses, forecasted continuing losses or a current expectation that an asset will be disposed of before the end of its useful life. We evaluate an asset’s recoverability by comparing the asset’s net carrying amount to the future net undiscounted cash flows we expect such asset will generate. If we determine that an asset is not recoverable, we recognize an impairment loss in the amount by which the asset’s carrying amount exceeds its estimated fair value.

When we recognize an impairment loss for an asset held for use, we depreciate the asset’s adjusted carrying amount over its remaining useful life. We do not restore previously recognized impairment losses.

Trademarks and Other Identifiable Intangibles

Trademarks and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles with finite lives, and we do not amortize identifiable intangibles with indefinite lives. We base the estimated useful life of an identifiable intangible asset upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. As of July 1, 2006, the net book value of trademarks and other identifiable intangible assets was $136.4 million, of which we are amortizing the entire balance. We anticipate that our amortization expense for the next year will be $6.9 million.

We evaluate identifiable intangible assets subject to amortization for impairment using a process similar to that used to evaluate asset amortization described above under “—Depreciation and Impairment of Property, Plant and Equipment.” We assess identifiable intangible assets not subject to amortization for impairment at least annually and more often as triggering events occur. In order to determine the impairment of identifiable intangible assets not subject to amortization, we compare the fair value of the intangible asset to its carrying amount. We recognize an impairment loss for the amount by which an identifiable intangible asset’s carrying value exceeds its fair value.

We measure a trademark’s fair value using the royalty saved method. We determine the royalty saved method by evaluating various factors to discount anticipated future cash flows, including operating results, business plans, and present value techniques. The rates we use to discount cash flows are based on interest rates and the cost of capital at a point in time. Because there are inherent uncertainties related to these factors and our judgment in applying them, the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.

Assets and Liabilities Acquired in Business Combinations

We account for business acquisitions using the purchase method, which requires us to allocate the cost of an acquired business to the acquired assets and liabilities based on their estimated fair values at the acquisition date. We recognize the excess of an acquired business’s cost over the fair value of acquired assets and liabilities as goodwill as discussed below under “Goodwill.” We use a variety of information sources to determine the fair value of acquired assets and liabilities. We use third-party appraisers to determine the fair value and lives of property and identifiable intangibles, consulting actuaries to determine the fair value of obligations associated with defined benefit pension plans, and legal counsel to assess obligations associated with legal and environmental claims.

Goodwill

As of July 1, 2006, we had $278.7 million of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. Historically, we have performed our annual review in the second quarter of each year.

In evaluating the recoverability of goodwill, we estimate the fair value of our reporting units. Reporting units are business components one level below the operating segment level for which discrete information is available and reviewed by segment management. We rely on a number of factors to determine the fair value of our reporting units and evaluate various factors to discount anticipated future cash flows, including operating results, business plans, and present value techniques. As discussed above under “Trademarks and Other Identifiable Intangibles,” there are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.

We evaluate the recoverability of goodwill using a two-step process based on an evaluation of reporting units. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess.

Insurance Reserves

Prior to the spin off, we were insured through Sara Lee for property, worker’s compensation, and other casualty programs, subject to minimum claims thresholds. Because the Sara Lee programs cover a large number of participants in many domestic Sara Lee operating units in addition to us, Sara Lee charges an amount to cover premium costs to each operating unit. In connection with the spin off which occurred on September 5, 2006, we obtained our own insurance coverage, the costs for which are greater than the costs realized as a participant in Sara Lee’s programs.

Income Taxes

Historically, all income taxes have been computed and reported on a separate return basis as if we were not part of Sara Lee. Deferred taxes were recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Net operating loss carry forwards had been determined in our Combined and Consolidated Financial Statements as if we were separate from Sara Lee, resulting in a different net operating loss carry forward amount than reflected by Sara Lee. Given our continuing losses in certain geographic locations on a separate return basis, a valuation reserve has been established for the value of the deferred tax assets relating to these specific locations. Federal income taxes are provided on that portion of our income of foreign subsidiaries that is expected to be remitted to the United States and be taxable, reflecting the historical decisions made by Sara Lee with regards to earnings permanently reinvested in foreign jurisdictions. In periods after the spin off, we may make different decisions as to the amount of earnings permanently reinvested in foreign jurisdictions, due to anticipated cash flow or other business requirements, which may result in a different federal income tax provision.

Sara Lee’s management periodically estimates the probable tax obligations of Sara Lee using historical experience in tax jurisdictions and its informed judgment. These estimates have been included in our Combined and Consolidated Statements of Income to the extent applicable to us on a stand-alone basis. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations. Sara Lee has historically adjusted its income tax expense in the period in which these events occur, and these adjustments are included in our Combined and Consolidated Statements of Income. If such changes take place, there is a risk that our effective tax rate may increase or decrease in any period.

In conjunction with the spin off, we and Sara Lee entered into a Tax Sharing Agreement. This agreement allocates responsibilities between us and Sara Lee for taxes and certain other tax matters. Under the Tax Sharing Agreement, Sara Lee generally is liable for all U.S. federal, state, local and foreign income taxes attributable to us with respect to taxable periods ending on or before September 5, 2006. Sara Lee also is liable for income taxes attributable to us with respect to taxable periods beginning before September 5, 2006 and ending after September 5, 2006, but only to the extent those taxes are allocable to the portion of the taxable period ending on September 5, 2006. We are generally liable for all other taxes attributable to us. Changes in the amounts payable or receivable by us under the stipulations of this agreement may impact our tax provision in any period.

Stock Compensation

During the periods presented, Sara Lee restricted stock units, or “RSUs,” and stock options were issued to our employees in exchange for employee services. See Note 4 to the Combined and Consolidated Financial Statements regarding stock-based compensation for further information on these awards. The cost of RSUs and other equity-based awards is equal to the fair value of the award at the date of grant, and compensation expense is recognized for those awards earned over the service period. Certain of the RSUs vest based upon the employee achieving certain defined performance measures. During the service period, management estimates the number of awards that will meet the defined performance measures. With regard to stock options, at the date of grant, we determine the fair value of the award using the Black-Scholes option pricing formula. Management estimates the period of time the employee will hold the option prior to exercise and the expected volatility of Sara Lee’s stock, each of which impacts the fair value of the stock options.

Defined Benefit Pension Plans

For a discussion of our net periodic benefit cost, plan obligations, plan assets, and how we measure the amount of these costs, see Note 17, titled “Employee Benefit Plans,” to our Combined and Consolidated Financial Statements.

The following assumptions were used by Sara Lee to calculate the pension costs and obligations of the plans in which we participated prior to the spin off. We are in the process of assessing whether and to what extent we will use these same assumptions going forward.

	July 3, 2004	July 2, 2005	July 1, 2006

Net periodic benefit cost:
Discount rate	5.50%	5.50%	5.60%
Long-term rate of return on plan assets	7.75%	7.83%	7.76%
Rate of compensation increase	5.87%	4.50%	4.00%
Plan obligations:
Discount rate	5.50%	5.60%	5.80%
Rate of compensation increase	4.50%	4.00%	4.00%

Sara Lee’s policies regarding the establishment of pension assumptions and allocating the cost of participation in its company wide plans during the periods presented were as follows:

•	In determining the discount rate, Sara Lee utilized the yield on high-quality fixed-income investments that have a AA bond rating and match the average duration of the pension obligations.

•	Salary increase assumptions were based on historical experience and anticipated future management actions.

•	In determining the long term rate of return on plan assets Sara Lee assumed that the historical long term compound growth rate of equity and fixed income securities would predict the future returns of similar investments in the plan portfolio. Investment management and other fees paid out of plan assets were factored into the determination of asset return assumptions.

•	Retirement rates were based primarily on actual experience while standard actuarial tables were used to estimate mortality.

•	Operating units which participated in one of Sara Lee’s company wide defined benefit pension plans were allocated a portion of the total annual cost of the plan. Consulting actuaries determined the allocated cost by determining the service cost associated with the employees of each operating unit. Other elements of the net periodic benefit cost (interest on the projected benefit obligation, the estimated return on plan assets, and the amortization of deferred losses and prior service cost) were allocated based upon the projected benefit obligation associated with the current and former employees of the reporting entity as a percentage of the projected benefit obligation of the entire defined benefit plan.

Although Sara Lee historically included salary increase assumptions, as noted above, estimated salary increases are not included in calculating our pension costs because future accruals under our pension plans are frozen so that none of our pension plans recognize future salary increases.

We accumulate and amortize results that differ from these assumptions over future periods, which generally affect the future net periodic benefit cost.

In connection with the spin off, we assumed Sara Lee’s obligations under the Sara Lee Corporation Consolidated Pension and Retirement Plan and the Sara Lee Corporation Supplemental Executive Retirement Plan that related to our current and former employees. The amount of the net liability actually assumed was evaluated in a manner specified by the Employee Retirement Income Security Act of 1974, as amended, or “ERISA,” and will be finalized and certified by plan actuaries several months after the completion of the spin off.

Issued But Not Yet Effective Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, or “FIN No. 48”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we will adopt FIN No. 48 beginning July 1, 2007. We are currently assessing the impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices. Historically, Sara Lee has maintained risk management control systems on our behalf to monitor the foreign exchange, interest rate and commodities risks and Sara Lee’s offsetting hedge position. Sara Lee’s risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations.

Foreign Exchange Risk

We sell the majority of our products in transactions in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. Our exposure to foreign exchange rates exists primarily with respect to the Canadian dollar, Mexican peso, and Japanese yen against the U.S. dollar. We intend to use foreign exchange forward and option contracts to hedge our exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward and option contracts. At the end of fiscal 2006, the potential change in fair value of these instruments, assuming a 10% change in the underlying currency price, was $6.4 million. At the end of fiscal 2006, the market value of the contracts was $1.2 million. In conjunction with the spin off, all foreign currency hedge contracts were terminated and, all gains and losses on these contracts were realized at the time of termination.

Interest Rates

Our historic interest rate exposure primarily relates to intercompany loans or other amounts due to or from Sara Lee, cash balances (positive or negative) in foreign cash pool accounts which we have maintained with Sara Lee in the past, and cash held in short-term investment accounts outside of the United States. We have not historically used financial instruments to address our exposure to interest rate movements.

Various notes receivable and notes payable between us and Sara Lee are reflected on the Combined and Consolidated Balance Sheets. These notes receivable and payable were capitalized by the parties in connection with the spin off that occurred on September 5, 2006. In connection with the spin off, we incurred (i) $1.65 billion of indebtedness funded under the Senior Secured Credit Facility, which includes the additional $500.0 million Revolving Loan Facility which was undrawn at the closing of the spin off and (ii) $450.0 million of indebtedness under the Second Lien Credit Facility that bears interest at a floating rate based on a published market rate plus the applicable margin from the credit agreements. We also incurred $500.0 million of indebtedness under the Bridge Loan Facility that has a floating rate of interest and there can be no assurance that we will be able to refinance this indebtedness at the same or better rates upon maturity. We paid

$2.4 billion of the proceeds of this debt to Sara Lee. We are exposed to interest rate risk from the floating rate debt issuance and we are required to hedge a portion of our floating rate debt under our credit facilities. Prior to any hedging activities, a 25-basis point movement in the interest rate charged on the floating rate debt that we incurred on September 5, 2006 would result in a change in interest expense of $6.5 million.

Commodities

Cotton is the primary raw material we use to manufacture many of our products. In addition, fluctuations in crude oil or petroleum prices may influence the prices of other raw materials we use to manufacture our products, such as chemicals, dyestuffs, polyester yarn and foam. We generally purchase our raw materials at market prices. In fiscal 2006, we started to use commodity financial instruments to hedge the price of cotton, for which there is a high correlation between costs and the financial instrument. We generally do not use commodity financial instruments to hedge other raw material commodity prices. At July 1, 2006, the potential change in fair value of cotton commodity derivative instruments, assuming a 10% adverse change in the underlying commodity price, was $3.5 million.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are contained on pages F-1 through F-46 of this Annual Report. See Item 15(a)(1) for a listing of financial statements provided.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of July 1, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The charts below list our directors and executive officers and are followed by biographic information about them and a description of certain corporate governance matters.

Name	Age	Positions

Lee A. Chaden	64	Executive Chairman and Director
Richard A. Noll	49	Chief Executive Officer and Director
E. Lee Wyatt Jr.	53	Executive Vice President, Chief Financial Officer
Gerald W. Evans Jr.	47	Executive Vice President, Chief Supply Chain Officer
Michael Flatow	56	Executive Vice President, General Manager, Wholesale Americas
Kevin D. Hall	47	Executive Vice President, Chief Marketing Officer
Joan P. McReynolds	56	Executive Vice President, Chief Customer Officer
Kevin W. Oliver	49	Executive Vice President, Human Resources
Harry A. Cockrell(2)(3)	56	Director
Charles W. Coker(2)(3)	73	Director
Bobby J. Griffin(1)	57	Director
James C. Johnson(2)(3)	54	Director
J. Patrick Mulcahy(1)	62	Director
Alice M. Peterson(1)	54	Director
Andrew J. Schindler(2)(3)	62	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation and Benefits Committee

(3)	Member of the Governance and Nominating Committee

Lee A. Chaden has served as our Executive Chairman since April 2006 and a director since our formation in September 2005. From May 2003 until the completion of the spin off in September 2006, he also served as an Executive Vice President of Sara Lee. From May 2004 until April 2006, Mr. Chaden served as Chief Executive Officer of Sara Lee Branded Apparel. He has also served at the Sara Lee corporate level as Executive Vice President—Global Marketing and Sales from May 2003 to May 2004 and Senior Vice President—Human Resources from 2001 to May 2003. Mr. Chaden joined Sara Lee in 1991 as President of the U.S. and Westfar divisions of Playtex Apparel, Inc., which Sara Lee acquired that year. While employed by Sara Lee, Mr. Chaden also served as President and Chief Executive Officer of Sara Lee Intimates, Vice President of Sara Lee Corporation, Senior Vice President of Sara Lee Corporation and Chief Executive Officer of Sara Lee Branded Apparel—Europe. Mr. Chaden currently serves on the Board of Directors of Stora Enso Corporation.

Richard A. Noll has served as our Chief Executive Officer since April 2006 and a director since our formation in September 2005. From December 2002 until the completion of the spin off in September 2006, he also served as a Senior Vice President of Sara Lee. From July 2005 to April 2006, Mr. Noll served as President and Chief Operating Officer of Sara Lee Branded Apparel. Mr. Noll served as Chief Executive Officer of the Sara Lee Bakery Group from July 2003 to July 2005 and as the Chief Operating Officer of the Sara Lee Bakery Group from July 2002 to July 2003. From July 2001 to July 2002, Mr. Noll was Chief Executive Officer of Sara Lee Legwear, Sara Lee Direct and Sara Lee Mexico. Mr. Noll joined Sara Lee in 1992 and held a number of management positions with increasing responsibilities while employed by Sara Lee.

E. Lee Wyatt Jr. has served as our Executive Vice President, Chief Financial Officer since the completion of the spin off in September 2006. From September 2005 until the completion of the spin off, Mr. Wyatt served as a Vice President of Sara Lee and as Chief Financial Officer of Sara Lee Branded Apparel. Prior to joining Sara Lee, Mr. Wyatt was Executive Vice President, Chief Financial Officer and Treasurer of Sonic Automotive, Inc. from April 2003 to September 2005, and Vice President of Administration and Chief Financial Officer of Sealy Corporation from September 1998 to February 2003.

Gerald W. Evans Jr. has served as our Executive Vice President, Chief Supply Chain Officer since the completion of the spin off in September 2006. From July 2005 until the completion of the spin off, Mr. Evans served as a Vice President of Sara Lee and as Chief Supply Chain Officer of Sara Lee Branded Apparel. Prior to July 2005, Mr. Evans served as President and Chief Executive Officer of Sara Lee Sportswear and Underwear from March 2003 until June 2005 and as President and Chief Executive Officer of Sara Lee Sportswear from March 1999 to February 2003.

Michael Flatow has served as our Executive Vice President, General Manager, Wholesale Americas since the completion of the spin off in September 2006. From August 2005 until the completion of the spin off, he served as a Vice President of Sara Lee and as President—Innerwear Americas for Sara Lee Branded Apparel. From April 2003 to August 2005, Mr. Flatow served as President of the Intimates and Hosiery Group of Sara Lee Branded Apparel. Mr. Flatow served as Chief Customer Officer of Sara Lee Branded Apparel from July 2001 to April 2003, as President of Sara Lee Hosiery from May 1999 to July 2001 and as President of Champion Products from 1997 to May 1999.

Kevin D. Hall has served as our Executive Vice President, Chief Marketing Officer since June 2006. From June 2005 until June 2006, Mr. Hall served on the advisory board of, and was a consultant to, Affinova, Inc., a marketing research and strategy firm. From August 2001 until June 2005, Mr. Hall served as Senior Vice President of Marketing for Fidelity Investments Tax-Exempt Retirement Services Company, a provider of 401(k), 403(b) and other defined contribution retirement plans and services. From June 1985 to August 2001, Mr. Hall served in various marketing positions with The Procter & Gamble Company, most recently as general manager of the Vidal Sassoon business.

Joan P. McReynolds has served our Executive Vice President, Chief Customer Officer since the completion of the spin off in September 2006. From August 2004 until the completion of the spin off, Ms. McReynolds served as Chief Customer Officer of Sara Lee Branded Apparel. From May 2003 to July 2004, Ms. McReynolds served as Chief Customer Officer for the food, drug and mass channels of customer management for Sara Lee Hosiery. Prior to that, Ms. McReynolds served as Vice President of sales for Sara Lee Hosiery from January 1997 to April 2003.

Kevin W. Oliver has served as our Executive Vice President, Human Resources since the completion of the spin off in September 2006. From January 2006 until the completion of the spin off, Mr. Oliver served as a Vice President of Sara Lee and as Senior Vice President, Human Resources of Sara Lee Branded Apparel. From February 2005 to December 2005, Mr. Oliver served as Senior Vice President, Human Resources for Sara Lee Food and Beverage and from August 2001 to January 2005 as Vice President, Human Resources for the Sara Lee Bakery Group.

Harry A. Cockrell has served as a member of our board of directors since the completion of the spin off in September 2006. Mr. Cockrell has been serving as shareholder and director of Pathfinder Investment Holdings Corporation, a privately owned investment company which invests in and manages hotels and resorts in the Philippines, since 1999, and of PTG Investment Holdings Corporation and Pacific Tiger Group Limited since 1999 and 2005, respectively, each of which is a privately owned investment company which invests in diversified interests in the Asia Pacific Region. From 1994 to 2003 Mr. Cockrell served as a member of the Investment Committee of The Asian Infrastructure Fund, an equity fund focused on investments in Asian utility markets and from 1992 to 1998, Mr. Cockrell served as a director of Jardine Fleming Asian Realty Inc., an investment company focused mainly on Asian property projects.

Charles W. Coker has served as a member of our board of directors since the completion of the spin off in September 2006. Mr. Coker served as Chairman of the Board of Sonoco Products Company from 1990 to May 2005. Mr. Coker also served as Chief Executive Officer of Sonoco Products from 1990 to 1998, as President from 1970 to 1990, and was reappointed President from 1994 to 1996, while maintaining the title and responsibility of Chairman and Chief Executive Officer. Mr. Coker currently serves on the board of directors of Sara Lee.

Bobby J. Griffin has served as a member of our board of directors since the completion of the spin off in September 2006. Since 1986, Mr. Griffin has served in various management positions with Ryder System, Inc., including as President, International Operations from March 2005 to present, Executive Vice President, International Operations from 2003 to March 2005 and Executive Vice President, Global Supply Chain Operations from 2001 to 2003.

James C. Johnson has served as a member of our board of directors since the completion of the spin off in September 2006. Since July 2004, Mr. Johnson has served as Vice President, Corporate Secretary and Assistant General Counsel of The Boeing Company. Prior to July 2004, Mr. Johnson served in various positions with The Boeing Company beginning in 1998, including as Senior Vice President, Corporate Secretary and Assistant General Counsel from September 2002 until a management reorganization in July 2004 and as Vice President, Corporate Secretary and Assistant General Counsel from July 2001 until September 2002. Mr. Johnson currently serves on the board of directors of Ameren Corporation.

J. Patrick Mulcahy has served as a member of our board of directors since the completion of the spin off in September 2006. From January 2005 to the present, Mr. Mulcahy has served as Vice Chairman of Energizer Holdings, Inc. From 2000 to January 2005, Mr. Mulcahy served as Chief Executive Officer of Energizer Holdings, Inc. From 1967 to 2000, Mr. Mulcahy served in a number of management positions with Ralston Purina Company, including as Co-Chief Executive Officer from 1997 to 1999. In addition to serving on the board of directors of Energizer Holdings, Inc., Mr. Mulcahy also currently serves on the board of directors of Solutia Inc.

Alice M. Peterson has served as a member of our board of directors since August 2006. Ms. Peterson is President of Syrus Global, a provider of ethics and compliance solutions. Ms. Peterson has served as a director for RIM Finance, LLC, a wholly owned subsidiary of Research In Motion, Ltd., the maker of the BlackBerrytm handheld device, since 2000. Ms. Peterson served as a director of TBC Corporation, a marketer of private branded replacement tires, from July 2005 to November 2005, when it was acquired by Sumitomo Corporation of America. From 1998 to August 2004, she served as a director of Fleming Companies. From December 2000 to December 2001, Ms. Peterson served as president and general manager of RIM Finance, LLC. She previously served in executive positions at Sears, Roebuck and Co., Kraft Foods Inc. and Pepisco, Inc. Ms. Peterson is a director of the general partner of Williams Partners L.P.

Andrew J. Schindler has served as a member of our board of directors since the completion of the spin off in September 2006. From 1974 to 2005, Mr. Schindler served in various management positions with R.J. Reynolds Tobacco Holdings, Inc., including Chairman of Reynolds America Inc. from December 2004 to December 2005 and Chairman and Chief Executive Officer from 1999 to 2004. Mr. Schindler currently serves on the board of directors of Arvin Meritor, Inc., Pike Electric Corporation and Krispy Kreme Doughnuts, Inc.

Corporate Governance

Board of Directors

Our board of directors has nine members. Two of the members are also employees of our company: Mr. Chaden is our Executive Chairman and Mr. Noll is our Chief Executive Officer. The other seven of the members are non-employee directors. Our board of directors has determined that each of the non-employee directors is also an independent director under New York Stock Exchange listing standards. Our board of directors has adopted categorical standards of independence, which are filed as Exhibit 99.1 to this Annual Report on Form 10-K. The non-employee directors are expected to meet regularly without any employee directors or other Hanesbrands employees present.

Prior to the spin off, our board of directors consisted of Mr. Chaden, Mr. Noll and two representatives of Sara Lee. Our board of directors, as it was constituted during such period, did not meet in fiscal 2006, but took various actions by written consent.

Commencing with the first annual meeting of stockholders to be held after the spin off, our directors will be elected at the annual meeting of stockholders and will serve until our next annual meeting of stockholders. Our board of directors maintains three standing committees of independent directors: the Audit Committee, the Compensation and Benefits Committee and the Governance and Nominating Committee.

Hanesbrands has not yet had an annual meeting of stockholders. Hanesbrands intends to encourage the members of its board of directors to attend our annual meetings of stockholders. Security holders may send written communications to our board of directors or to specified individual directors by sending such communications care of the Corporate Secretary’s Office, Hanesbrands Inc., 1000 East Hanes Mill Road, Winston-Salem, North Carolina 27105. Such communications will be reviewed by our legal department and, depending on the content, will be:

•	forwarded to the addressees or distributed at the next scheduled board meeting; or

•	if they relate to financial or accounting matters, forwarded to the Audit Committee or discussed at the next scheduled Audit Committee meeting; or

•	if they relate to the recommendation of the nomination of an individual, forwarded to the Governance and Nominating Committee or discussed at the next scheduled Governance and Nominating Committee meeting; or

•	if they relate to the operations of Hanesbrands, forwarded to the appropriate officers of Hanesbrands, and the response or other handling reported to the board at the next scheduled board meeting.

Audit Committee

The Audit Committee currently is comprised of Mr. Griffin, Mr. Mulcahy and Ms. Peterson; Ms. Peterson is its chair. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and New York Stock Exchange listing standards and is financially literate, as required under applicable New York Stock Exchange listing standards. In addition, the board of directors has determined that Ms. Peterson possesses the experience and qualifications required of an “audit committee financial expert,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002.

The Audit Committee is responsible for oversight on matters relating to corporate accounting and financial matters and our financial reporting and disclosure practices. In addition, the Audit Committee is responsible for reviewing our audited financial statements with management and the independent registered public accounting firm, recommending whether our audited financial statements should be included in our Annual Report on Form 10-K and preparing a report to stockholders to be included in our annual proxy statement. At least one member of the Audit Committee will be an “audit committee financial expert” as defined by the SEC.

The Audit Committee operates under a written charter adopted by the board of directors, which sets forth the responsibilities and powers delegated by the board to the Audit Committee. A copy of the Audit Committee charter is available in the “Investors” section of our website, www.hanesbrands.com. A copy of our Global Business Practices is available in the “Investors” section of our website. Our Global Business Practices apply to all directors and employees of our company and its subsidiaries. Any waiver of applicable requirements in the Global Business Practices that is granted to any of our directors, to our principal executive officer, to any of our senior financial officers (including our principal financial officer, principal accounting officer or controller) or to any other person who is an executive officer of Hanesbrands requires the approval of the Audit Committee and waivers will be disclosed on our website, www.hanesbrands.com in the “Investors” section, or in a Current Report on Form 8-K.

Compensation and Benefits Committee

The Compensation Committee currently is comprised of Mr. Cockrell, Mr. Coker, Mr. Johnson and Mr. Schindler; Mr. Coker is its chair. Each of these directors is a non-employee director within the meaning of

Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code and an independent director under applicable New York Stock Exchange listing standards. The responsibilities of the Compensation and Benefits Committee include establishing and overseeing overall compensation programs and salaries for key executives, evaluating the performance of key executives including the Chief Executive Officer, and also reviewing and approving their salaries and approving and overseeing the administration of our incentive plans. The Compensation and Benefits Committee is also responsible for reviewing and approving employee benefit plans applicable to our key executives, and preparing a report to stockholders to be included in our annual proxy statement.

The Compensation and Benefits Committee operates under a written charter adopted by the board of directors, which sets forth the responsibilities and powers of the Compensation and Benefits Committee. This charter may be found on our website, www.hanesbrands.com.

Governance and Nominating Committee

The Governance and Nominating Committee currently is comprised of Mr. Cockrell, Mr. Coker, Mr. Johnson and Mr. Schindler; Mr. Johnson is its chair. Each of these directors is an independent director under applicable New York Stock Exchange listing standards. The responsibilities of the Governance and Nominating Committee include assisting the board of directors in identifying individuals qualified to become board members and recommending to the board the nominees for election as directors at the next annual meeting of stockholders. The Governance and Nominating Committee also is responsible for assisting the board in determining the compensation of the board and its committees, in monitoring a process to assess board effectiveness, in developing and implementing our Corporate Governance Guidelines and in overseeing the evaluation of the board of directors and management.

The Governance and Nominating Committee will identify nominees for director positions from various sources. In assessing potential director nominees, the Governance and Nominating Committee will consider individuals who have demonstrated exceptional ability and judgment and who will be most effective, in conjunction with the other nominees and board members, in collectively serving interests of the stockholders. The Governance and Nominating Committee also will consider any potential conflicts of interest. All director nominees must possess a reputation for the highest personal and professional ethics, integrity and values. In addition, nominees must also be willing to devote sufficient time and effort in carrying out their duties and responsibilities effectively, and should be committed to serve on the board for an extended period of time.

The Governance and Nominating Committee operates under a written charter adopted by the board of directors, which sets forth the responsibilities and powers of the Governance and Nominating Committee. This charter may be found on our website, www.hanesbrands.com.

Share Retention Guidelines

Executive Officer Share Retention Guidelines

We believe that our executives should have a significant equity interest in Hanesbrands. In order to promote such equity ownership and further align the interests of our executives with our stockholders, we have adopted share retention and ownership guidelines for our key executives. The stock ownership requirements vary based upon the executive’s level and range from a minimum of one times the executive’s salary to a maximum of four times the executive’s salary, in the case of the Chief Executive Officer. Until the stock ownership guidelines are met, an executive is required to retain 50% of any shares received (on a net after tax basis) under our equity-based compensation plans. Our key executives will have a substantial portion of their incentive compensation paid in the form of our common stock. In addition to shares directly held by a key executive, shares held for such executive in the Hanesbrands Inc. Employee Stock Purchase Plan of 2006, the Hanesbrands Inc. Retirement Savings Plan and the Hanesbrands Inc. Executive Deferred Compensation Plan (including equivalent shares held in that plan) will be counted for purposes of determining whether the ownership requirements are met.

Director Share Retention Guidelines

We believe that our directors should have a significant equity interest in Hanesbrands. In order to promote such equity ownership and further align the interests of our directors with our stockholders, we plan to adopt share retention and ownership guidelines for directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of these securities with the SEC. We were not subject to Section 16(a) of the Exchange Act until after the completion of the fiscal year ended July 1, 2006. As such our officers, directors and greater than ten percent beneficial owners were not subject to such requirements during the fiscal year ended July 1, 2006.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

As noted throughout this Annual Report on Form 10-K, we were a wholly-owned subsidiary of Sara Lee until September 5, 2006, the date of the spin off. Because this report covers the fiscal year ended July 1, 2006, the compensation discussion that follows relates to the compensation practices of Sara Lee and does not necessarily reflect the compensation we will pay in the future. Future compensation levels could be higher or lower, because historical compensation was determined by Sara Lee and future compensation levels will be determined based on the compensation policies, programs and procedures to be established by our Compensation and Benefits Committee.

Summary Compensation Table

The following table contains compensation information for our Chief Executive Officer and four of our other executive officers who, based on employment with Sara Lee and its subsidiaries prior to the spin off, were our most highly compensated officers for the fiscal year ended July 1, 2006. All of the information included in this table reflects compensation earned by the individuals for service with Sara Lee and its subsidiaries. All references in the following tables to stock and stock options relate to awards of stock and stock options granted by Sara Lee.

					Long-Term
					Compensation
		Annual Compensation			Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
	Fiscal	Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	(#)	($)(4)

Lee A. Chaden	2006	659,200	1,058,665	117,287	737,204	128,936	75,561
Executive Chairman	2005	646,400	1,062,682	104,524	1,532,712	71,488	108,658
	2004	535,901	874,590	5,610	854,330	129,949	80,421
Richard A. Noll	2006	575,000	1,281,128	2,289	248,715	—	48,339
Chief Executive	2005	468,333	666,154	14,999	802,003	55,263	77,773
Officer	2004	439,583	669,136	4,253	729,565	33,538	50,539
E. Lee Wyatt Jr.	2006	458,333	555,133	—	172,295	—	3,304
Executive Vice President, Chief Financial Officer
Gerald W. Evans Jr.	2006	360,500	436,638	1,190	158,530	—	22,482
Executive Vice	2005	353,500	202,237	232	380,902	58,461	28,390
President, Chief Supply Chain Officer
Michael Flatow	2006	329,703	399,336	925	158,530	—	20,563
Executive Vice	2005	323,301	184,993	232	380,902	19,008	29,844
President, General Manager, Wholesale Americas

(1)	For fiscal 2004, 75% of Mr. Noll’s and Mr. Chaden’s bonus was paid in cash and 25% was paid in restricted stock units, or “RSUs.” The fair market value of these RSUs is reported in the “Restricted Stock Awards” column for 2004. All other amounts reported in the “Bonus” column consist of cash payments for annual performance.

(2)	Amounts reported in the “Other Annual Compensation” column include the cost to Sara Lee of providing perquisites and other personal benefits and tax gross-ups. The amounts shown for perquisites for Mr. Chaden include amounts for personal use of corporate aircraft ($28,708 in fiscal 2006), financial advisory services ($24,650 in fiscal 2006 and $18,483 in fiscal 2005), club initiation fee ($35,730 in fiscal 2005), and personal use of corporate automobile ($19,426 in fiscal 2006).

(3)	Amounts represent the market value of RSUs based on the closing price per share of Sara Lee common stock on the date of grant. Upon vesting, each RSU is converted into one share of Sara Lee common stock. This column includes (i) 37,922 RSUs granted to Mr. Chaden on August 25, 2005, originally scheduled to vest over three years in equal annual increments; (ii) 12,794 RSUs granted to Mr. Noll on August 25, 2005, originally scheduled to vest in one year; (iii) 9,150 RSUs granted to Mr. Wyatt, 8,419 RSUs granted to Mr. Evans and 8,419 RSUs granted to Mr. Flatow on September 1, 2005, which RSUs, originally scheduled to vest in one year; (iv) 13,123 RSUs granted to Mr. Chaden and 10,040 RSUs granted to Mr. Noll on August 26, 2004 in lieu of 25% of their fiscal 2004 annual incentive bonus, which RSUs vested on July 2, 2005; (v) 34,505 RSUs granted to Mr. Chaden, 18,055 RSUs granted to Mr. Noll, 17,150 RSUs granted to Mr. Evans and 17,150 RSUs granted to Mr. Flatow on August 26, 2004, all of which were originally scheduled to vest over three years in equal annual increments; and (vi) 34,500 RSUs granted to Mr. Chaden and 18,055 RSUs granted to Mr. Noll on August 26, 2004, which RSUs vest on August 31, 2007 to the extent predetermined Sara Lee performance targets have been achieved. Vesting of all RSUs accelerated upon completion of the spin off except the performance-based RSUs granted to Messrs. Chaden and Noll, which will continue to vest over the applicable performance period subject to attainment of Sara Lee performance measures. Dividend equivalents granted on the Sara Lee RSUs during the vesting period are escrowed, and the dividend equivalents are distributed at the end of the vesting period in the same proportion as the RSUs vest. For Sara Lee RSUs granted prior to fiscal 2005, interest accrues on the escrowed dividend equivalents and is paid at the end of the vesting period with the accrued dividend equivalents. To the extent any applicable performance goals are not attained, the RSUs, and the escrowed dividend equivalents and interest, if any, are forfeited. The market value and the aggregate number of all RSUs held by each executive officer named above as of June 30, 2006, the last business day of fiscal 2006 (based on the $16.02 closing price per share of Sara Lee common stock on that day), were as follows: Mr. Chaden, $1,849,189 (115,430); Mr. Noll, $975,378 (60,885); Mr. Wyatt $146,583 (9,150); Mr. Evans, $389,318 (24,302); and Mr. Flatow $389,318 (24,302).

(4)	The amounts reported in the “All Other Compensation” column for fiscal 2006 consist of matching contributions under the Sara Lee Corporation 401(k) Plan and amounts allocated under the Sara Lee Corporation Supplemental Executive Retirement Plan to the following officers: Mr. Chaden, $75,561; Mr. Noll, $48,339; Mr. Wyatt, $3,304; Mr. Evans, $22,482; and Mr. Flatow, $20,563.

Option Grants in Last Fiscal Year

The following table sets forth information regarding stock options with respect to shares of Sara Lee common stock granted during fiscal 2006 to each of our executive officers named in the Summary Compensation Table.

	Number of	Percentage of
	Securities	Total			Potential Realizable Value at
	Underlying	Options			Assumed Annual Rates of
	Options	Granted to	Exercise		Stock Price Appreciation For
	Granted	Employees	Price	Expiration	Option Term(1)
Name	(#)	in Fiscal 2006	($/Share)	Date	5%	10%

Lee A. Chaden	128,936	6.44	$19.54	August 25, 2015	$1,584,443	$4,015,290
Richard A. Noll	—	—	—	—	—	—
E. Lee Wyatt Jr.	—	—	—	—	—	—
Gerald W. Evans Jr.	—	—	—	—	—	—
Michael Flatow	—	—	—	—	—	—

(1)	The potential realizable value assumes that the fair market value of Sara Lee common stock on the date the option was granted appreciates at the indicated annual growth rate, compounded annually, for the option term. These growth rates are not intended by Sara Lee to forecast future appreciation, if any, of the price of common stock, and we and Sara Lee expressly disclaim any representation to that effect. Actual gains, if any, on exercised stock options will depend on the future performance of Sara Lee’s common stock.

Aggregated Sara Lee Option Exercises and Year-End Option Values

The following table discloses information regarding the aggregate number of Sara Lee options that our executive officers named in the Summary Compensation Table exercised during fiscal 2006 and the value of remaining Sara Lee options held by those executives as of July 1, 2006. The fiscal year-end value of unexercised in-the-money options listed below has been calculated based on the market value of Sara Lee common stock on June 30, 2006 of $16.02 per share, less the applicable exercise price per share, multiplied by the number of shares underlying such options.

	Shares		Number of Securities		Value of Unexercised In-the
	Acquired	Value	Underlying Unexercised		Money Options at
	on Exercise	Realized	Options at July 2, 2006 (#)		July 2, 2006 ($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Lee A. Chaden	—	—	545,484	128,936	—	—
Richard A. Noll	—	—	357,963	—	—	—
E. Lee Wyatt Jr.	—	—	—	—	—	—
Gerald W. Evans Jr.	—	—	306,077	—	—	—
Michael Flatow	—	—	200,063	—	—	—

Employee Benefits Plans and Arrangements

Hanesbrands Inc. Pension and Retirement Plan and Hanesbrands Inc. Supplemental Employee Retirement Plan

Our executive officers participate in the Hanesbrands Inc. Pension and Retirement Plan and the Hanesbrands Inc. Supplemental Employee Retirement Plan, or the “Hanesbrands SERP.” The Hanesbrands Inc. Pension and Retirement Plan is a frozen defined benefit pension plan, intended to be qualified under Section 401(a) of the Code, that provides the benefits that had accrued for our employees, including our executive officers, under the Sara Lee Corporation Consolidated Pension and Retirement Plan as of December 31, 2005. The Hanesbrands SERP is an unfunded deferred compensation plan that, in part, will provide the nonqualified supplemental pension benefits that had accrued for certain of our employees, including our executive officers, under the Sara Lee Corporation Supplemental Executive Retirement Plan.

The following table shows the approximate annual pension benefits payable under the Hanesbrands Inc. Pension and Retirement Plan and the Hanesbrands SERP for our executive officers. The compensation covered by these plans is based on an employee’s average annual salary and cash bonus for the highest five consecutive years in the ten years ending December 31, 2005. The amounts payable under the pension program are computed on the basis of a straight-life annuity and are not subject to deduction for Social Security benefits or other amounts.

Final Average	Estimated Annual Normal Retirement Pension Based Upon the Indicated Credited Service
Compensation	15 Years	20 Years	25 Years	30 Years	35 Years

$250,000	$65,625	$87,800	$109,375	$131,250	$153,125
500,000	131,250	175,000	218,750	262,500	306,250
750,000	196,875	262,500	328,125	393,750	459,375
1,000,000	262,500	350,000	437,500	525,000	612,500
1,250,000	328,125	437,500	546,875	656,250	765,625
1,500,000	393,750	525,000	656,250	787,500	918,750
1,750,000	459,375	612,500	765,625	918,750	1,071,875
2,000,000	525,000	700,000	875,000	1,050,000	1,225,000

Benefits under the pension program were frozen as of December 31, 2005. As a frozen program, no additional employees will become eligible to participate in the program, and participants in the plan will not accrue any additional benefits after December 31, 2005. Messrs. Chaden, Noll, Evans and Flatow have 14, 14, 14 and 19 years of credited service, respectively, with respect to the pension benefits described above.

In addition to the benefits described in the table above, Mr. Evans will receive an estimated annual pension of $4,402 for approximately 8 years of credited service earned under an alternate formula and Mr. Flatow will receive an estimated annual pension of $1,515 for approximately one year of credited service earned under an alternate formula. Further, as a result of a minimum benefit formula, Mr. Flatow will receive an estimated annual pension $18,531 in excess of that shown in the table as of December 31, 2005.

The nonqualified benefits accrued by Mr. Chaden historically have been funded with periodic payments made by Sara Lee to trusts established by him. Sara Lee will make final payment to Mr. Chaden’s trust in the amount of $1.85 million approximately six months after the spin off. All nonqualified benefits other than those payable to Mr. Chaden will be paid out of our general assets.

Hanesbrands Inc. Retirement Savings Plan

Our executive officers and other employees also participate in the Hanesbrands Inc. Retirement Savings Plan (the “Hanesbrands 401(k) Plan”), a defined contribution retirement plan intended to qualify under Section 401(a) of the Code. Under the Hanesbrands 401(k) Plan, employees may contribute a portion of their compensation to the plan on a pre-tax basis and receive a matching employer contribution of up to a possible maximum of 4% of their eligible compensation. In addition, exempt and non-exempt salaried employees are eligible to receive an employer contribution of up to an additional 4% of their eligible compensation.

Hanesbrands Inc. Supplemental Employee Retirement Plan

The Hanesbrands SERP is a nonqualified supplemental retirement plan. The purpose of the Hanesbrands SERP is to provide to a select group of management or highly compensated employees supplemental deferred compensation benefits primarily consisting of (i) benefits that would be earned under the Hanesbrands 401(k) Plan but for certain compensation and benefit limitations imposed on the Hanesbrands 401(k) Plan by the Code, (ii) those supplemental retirement benefits that had been accrued under the Sara Lee Corporation Supplemental Executive Retirement Plan as of December 31, 2005 and (iii) transitional defined contribution credits for one to five years and ranging from 4% to 15% of eligible compensation for certain executives based on their combined age and years of service as of January 1, 2006. The transitional credits for our named executive officers are as follows: Messrs. Chaden and Flatow (15%), Messrs. Noll and Evans (12%), and Mr. Wyatt (0%). The transfer of the existing liabilities relating to the Sara Lee Corporation Supplemental Executive Retirement Plan to the Hanesbrands SERP was made in accordance with the terms and conditions of the Employee Matters Agreement that we entered into with Sara Lee in connection with the spin off.

The Hanesbrands Inc. Omnibus Incentive Plan of 2006 and Initial Awards

General

The Hanesbrands Inc. Omnibus Incentive Plan of 2006, or the “Hanesbrands OIP,” which was approved by Sara Lee as our sole stockholder prior to the completion of the spin off, permits the issuance of long-term incentive awards to our employees, non-employee directors and employees of our subsidiaries to promote the interests of our company and our stockholders. The Hanesbrands OIP is designed to promote these interests by providing such employees and eligible non-employee directors with a proprietary interest in pursuing the long-term growth, profitability and financial success of our company. The Hanesbrands OIP is administered by our Compensation and Benefits Committee. Awards under the OIP may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash. The aggregate number of shares of our common stock that may be issued under the Hanesbrands OIP will not exceed 13,105,000 (subject to the adjustment for stock splits, reorganizations and similar transactions).

Awards under the Hanesbrands OIP may be made subject to the attainment of performance goals relating to one or more business criteria within the meaning of Section 162(m) of the Code, including, but not limited to, revenue; revenue growth; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; earnings per share; operating income; pre- or after-tax income; net operating profit after taxes; economic value added (or an equivalent metric); ratio of operating earnings to capital spending; cash flow (before or after dividends); cash flow per share (before or after dividends); net earnings; net sales; sales growth; share price performance; return on assets or net assets; return on equity; return on capital (including return on total capital or return on invested capital); cash flow return on investment; total stockholder return; improvement in or attainment of expense levels; and improvement in or attainment of working capital levels. Any performance criteria selected by the Compensation and Benefits Committee may be used to measure our performance as a whole or the performance of any of our business units and may be measured relative to a peer group or index. No award in excess of $5.0 million may be paid to any participant in any single year. If an award in excess of that amount is earned in any year, it will be deferred under the Hanesbrands Inc. Executive Deferred Compensation Plan until it is deductible by us.

Clawback Provisions

The Compensation and Benefits Committee may make retroactive adjustments to, and the participant shall reimburse us for, any cash or equity based incentive compensation paid to the participant where such compensation was predicated upon achieving certain financial results that were substantially the subject of a restatement, and as a result of the restatement it is determined that the participant otherwise would not have been paid such compensation, regardless of whether or not the restatement resulted from the participant’s misconduct.

Initial Awards

Consistent with the objectives of the Hanesbrands OIP of providing employees with a proprietary interest in our company and aligning employee interest with that of our stockholders, a number of awards were made under the Hanesbrands OIP in connection with the spin off. All of these awards, including the date on which the awards were granted, were approved by the Compensation and Employee Benefits Committee of the board of directors of Sara Lee prior to the spin off. Two categories of these awards were intended to replace award values that our employees would have received under Sara Lee incentive plans but for the spin off. Two other categories of these awards were for other awards and for our 2006 annual awards. The timing of these awards is the 15th trading date following the completion of the spin off, which we believe was a reasonable time period to permit the development of an orderly market for the trading of our common stock. These awards were made as follows:

•	Fiscal 2006 Awards. In anticipation of the spin off, our employees generally received only a partial Sara Lee award for fiscal 2006 in August 2005. On September 26, 2006, we granted the remaining pro rata portion of the award in a combination of stock options and RSUs that will vest ratably over a two-year period. These awards, including the date on which the awards were granted, were approved by the Compensation and Employee Benefits Committee of the board of directors of Sara Lee prior to the spin off. Generally, 50% of the value of the award to our executive officers was made in the form of stock options and 50% of the value of the award was made in the form of RSUs. The exercise price of the stock options is 100% of the fair market value of our common stock on the grant date. The awards made to our named executive officers are as follows:

Executive	Stock Options	RSUs

Lee A. Chaden (1)	—	—
Richard A. Noll	121,382	38,742
E. Lee Wyatt, Jr.	77,031	24,586
Gerald W. Evans, Jr.	42,989	13,721
Michael Flatow	42,989	13,721

(1)	Mr. Chaden received a full Sara Lee award for fiscal 2006.

•	Sara Lee Option Replacement Awards. Most Sara Lee options granted prior to August 2006 had a shortened exercise period as a result of employees terminating employment with the Sara Lee controlled group due to the spin off. On September 26, 2006, we granted Hanesbrands stock options to our employees who were active at the time of the spin off to replace this lost value. These awards, including the date on which the awards were granted, were approved by the Compensation and Employee Benefits Committee of the board of directors of Sara Lee prior to the spin off. We did not grant these options to employees who qualified for early retirement under the Sara Lee pension program because their Sara Lee options remain exercisable until the original expiration date. The replacement options were exercisable upon grant at an exercise price that is equal 100% of the fair market value of our common stock on the date of grant. The options may be exercised for five years. The number of options granted to each recipient was determined based on a Black-Scholes option-pricing model calculation of the lost value of the Sara Lee options, which determination was made as of September 5, 2006 upon the completion of the spin off. The awards made to our named executive officers are as follows:

Executive	Stock Options

Lee A. Chaden (1)	—
Richard A. Noll	71,011
E. Lee Wyatt, Jr (2)	—
Gerald W. Evans, Jr.	52,029
Michael Flatow (1)	—

(1)	Neither Mr. Chaden nor Mr. Flatow received an option replacement award as each of them was eligible for early retirement from Sara Lee, and their Sara Lee options therefore continue to vest.

(2)	Mr. Wyatt did not receive an option replacement award as he did not hold any Sara Lee options.

In addition to these awards, each of Mr. Chaden and Mr. Noll received a bonus that was paid in cash based on our fiscal 2006 performance. This bonus was designed as an incentive to achieve above-target operating profit and sales performance for fiscal year 2006 while conducting a successful spin off. The amounts of these bonuses are included in the “Bonus” column in the summary compensation table.

On September 26, 2006, we also granted the following two categories of awards:

•	Other Awards. We granted a number of awards in connection with the completion of the spin off. For our executive officers, the form of these awards was evenly split between stock options, which vest ratably over a three-year period, and RSUs, which vest on the third anniversary of their grant date. These awards, including the date on which the awards were granted, were approved by the Compensation and Employee Benefits Committee of the board of directors of Sara Lee prior to the spin off. The exercise price of the stock options is 100% of the fair market value of our common stock on the date of grant. The options generally expire seven years after the date of grant. The awards made to our named executive officers are as follows:

Executive	Stock Options	RSUs

Lee A. Chaden	67,751	22,351
Richard A. Noll	203,252	67,054
E. Lee Wyatt, Jr(1)	—	89,405
Gerald W. Evans, Jr.	57,588	18,999
Michael Flatow	57,588	18,999

(1)	This award to Mr. Wyatt was composed entirely of RSUs that vest ratably over two years.

•	2006 Annual Award. We issued our 2006 annual equity awards. The 2006 annual awards to our executive officers, as well as the pool of awards for other employees and the date on which the awards were granted, were approved by the Compensation and Employee Benefits Committee of the board of directors of Sara Lee. For executive officers, the form of these awards was split evenly between stock options and RSUs that vest ratably over a three-year period. The exercise price of the stock options is

100% of the fair market value of our common stock on the grant date. The awards made to our named executive officers are as follows:

Executive	Stock Options	RSUs

Lee A. Chaden	100,488	33,152
Richard A. Noll	162,602	53,643
E. Lee Wyatt, Jr.	74,526	24,586
Gerald W. Evans, Jr.	57,588	18,999
Michael Flatow	57,588	18,999

The Hanesbrands Inc. Performance-Based Annual Incentive Plan

The Hanesbrands Inc. Performance-Based Annual Incentive Plan, or the “Hanesbrands AIP,” is designed to provide annual cash awards that satisfy the conditions for performance-based compensation under Section 162(m) of the Code and is administered by our Compensation and Benefits Committee. Under the Hanesbrands AIP, the Compensation and Benefits Committee has the authority to grant annual incentive awards to our key employees (including our executive officers) or the key employees of our subsidiaries.

Awards under the Hanesbrands AIP are drawn from an incentive pool that is equal to 3% of our operating income for the fiscal year. For purposes of the Hanesbrands AIP, “operating income” will mean our operating income for a performance period as reported on our income statement computed in accordance with generally accepted accounting principles, but shall exclude (i) the effects of charges for restructurings, (ii) discontinued operations, (iii) extraordinary items or other unusual or non-recurring items and (iv) the cumulative effect of tax or accounting changes. The incentive pool from which the Hanesbrands AIP awards will be drawn will be established for a performance period that typically corresponds to our fiscal year.

The Compensation and Benefits Committee will allocate an incentive pool percentage to each designated participant for each performance period. In no event may the incentive pool percentage for any one participant exceed 40% of the total pool for that performance period. Each participant’s incentive award will be determined by the Compensation and Benefits Committee based on the participant’s allocated portion of the incentive pool and attainment of specified performance measures subject to adjustment in the sole discretion of the Compensation and Benefits Committee. In no event may the portion of the incentive pool allocated to a participant who is a covered employee for purposes of Section 162(m) of the Code be increased in any way, including as a result of the reduction of any other participant’s allocated portion, but such portion may be decreased by the Compensation and Benefits Committee. The Compensation and Benefits Committee may make retroactive adjustments to, and the participant shall reimburse us for, any cash or equity based incentive compensation paid to the participant where such compensation was predicated upon achieving certain financial results that were substantially the subject of a restatement, and as a result of the restatement it is determined that the participant otherwise would not have been paid such compensation, regardless of whether or not the restatement resulted from the participant’s misconduct.

Deferred Compensation

We have two deferred compensation programs: the Hanesbrands Inc. Executive Deferred Compensation Plan and the Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan. Under the plans, executive officers and non-employee directors may defer receipt of cash and equity compensation. The amount of compensation that may be deferred is determined in accordance with the plans based on elections by such participant. The amounts payable under the plans earn or lose value based on the investment performance of one or more of the various investment funds offered under the plans and selected by the participants. The amount payable to participants will be payable either on the withdrawal date elected by the participant or upon the occurrence of certain events as provided under the plans. A participant may designate one or more beneficiaries to receive any portion of the obligations payable in the event of death, however neither participants nor their beneficiaries may transfer any right or interest in the plans.

Hanesbrands Inc. Executive Life Insurance Program

The Hanesbrands Inc. Executive Life Insurance Program provides life insurance coverage during active employment for our executive officers in an amount equal to three times their annual base salary. We also offer continuing coverage following retirement equal to such executive officer’s annual base salary immediately prior to retirement.

Hanesbrands Inc. Executive Disability Program

The Hanesbrands Inc. Executive Disability Program provides disability coverage for our executive officers. Should an executive officer become totally disabled, the program will provide a monthly disability benefit equal to 1/12 of the sum of (i) 75% of the executive officer’s annual base salary (not in excess of $500,000) and (ii) 50% of the executive officer’s annual average short-term incentive bonus (not in excess of $250,000). The maximum monthly disability benefit is $62,500 and is reduced by any disability benefits that an executive officer is entitled to receive under Social Security, workers’ compensation, a state compulsory disability law or another plan of Hanesbrands providing benefits for disability.

The Hanesbrands Inc. Employee Stock Purchase Plan of 2006

General

We intend to implement in 2007 the Hanesbrands Inc. Employee Stock Purchase Plan of 2006, or the “Hanesbrands ESPP,” which we adopted in connection with the spin off. The purpose of the Hanesbrands ESPP is to provide an opportunity for eligible employees and eligible employees of designated subsidiaries to purchase a limited number of shares of our common stock at a discount through voluntary automatic payroll deductions. The Hanesbrands ESPP is designed to attract, retain, and reward our employees and to strengthen the mutuality of interest between our employees and our stockholders. The Hanesbrands ESPP will be administered by our Compensation and Benefits Committee. Our board of directors may at any time amend, suspend or discontinue the Hanesbrands ESPP, subject to any stockholder approval needed to comply with the requirements of the SEC, the Code and the rules of the New York Stock Exchange.

Shares Available for Issuance

The aggregate number of shares of our common stock that may be issued under the Hanesbrands ESPP will not exceed 2,442,000 shares (subject to mandatory adjustment in the event of a stock split, stock dividend, recapitalization, reorganization, or similar transaction). The maximum amount eligible for purchase of shares through the Hanesbrands ESPP by any employee in any year will be $25,000.

Payroll Deductions and Purchase of Shares

An employee may contribute from his or her cash earnings through payroll deductions during an offering period and the accumulated deductions will be applied to the purchase of shares on the first day of the next following offering period. The Hanesbrands ESPP will provide for consecutive offering periods of three months each on a schedule determined by the Committee. The purchase price per share will be at least 85% of the fair market value of our shares immediately after the end of each offering period in which an employee participates in the plan.

Severance/Change in Control Arrangements

In addition to the plans and programs described above, on September 1, 2006, we entered into severance/change in control agreements, or “Severance Agreements,” with the following executive officers: Lee A. Chaden, Richard A. Noll, E. Lee Wyatt Jr., Gerald W. Evans Jr., Michael Flatow, Kevin D. Hall, Joan P. McReynolds and Kevin W. Oliver. Each agreement is effective for an unlimited term, unless we give at least 18 months prior written notice that the agreement will not be renewed. In addition, if a change in control occurs during the term, the agreement will automatically continue for two years following the change in control. The agreements prohibit our executive officers from working for our competitors, soliciting business from our customers, attempting to hire our employees and disclosing our confidential information. Payments under the agreements terminate if the terminated executive officer becomes employed by one of our competitors. As a condition of the agreements, our executive officers must release any claims against us.

Severance

The Severance Agreements with our executive officers provide them with severance benefits upon their involuntary termination of employment. Generally, if an executive officer’s employment is terminated by us for any reason other than for cause, or if an executive officer terminates his or her employment at our request, we will pay them benefits for a period of 12 to 24 months depending on their position and length of service with Hanesbrands and with Sara Lee. The Severance Agreements prohibit our executive officers from working for our competitors, soliciting business from our customers, attempting to hire our employees and disclosing our confidential information while payments under the Severance Agreement are being made. Payments under the Severance Agreement terminate if the terminated executive officer becomes employed by one of our competitors. As a condition of the Severance Agreements, our executive officers must release any claims against us.

The monthly severance benefit that we would pay to each executive officer will be based on the executive officer’s base salary (and, in limited cases, determined bonus), divided by 12. A terminated executive officer also would receive a pro-rated payment under any incentive plans applicable to the fiscal year in which the termination occurs based on actual full fiscal year performance. The terminated executive officer’s eligibility to participate in our medical, dental and executive life insurance plans would continue for the same number of months for which he or she receives severance payments. The terminated executive officer’s participation in all other benefit plans would cease as of the date of termination of employment.

Change in Control

The Severance Agreements also contain change in control benefits for our executive officers to help keep them focused on their work responsibilities during the uncertainty that accompanies a change in control, to preserve benefits after a change in control transaction and to help us attract and retain key talent. Generally, the agreements provide for severance pay and continuation of certain benefits if the executive officer’s employment is terminated involuntarily (for a reason other than “cause” as defined in the agreement) within two years following a change in control, or within three months prior to a change in control. The definition of “involuntary termination” under the Severance Agreements includes a voluntary termination by the executive officer for “good reason.”

The Severance Agreements provide that a terminated executive officer will receive in a lump sum payment, two times (three times in the case of Mr. Noll) his or her cash compensation (consisting of base salary, the greater of their current target bonus or their average actual bonus over the prior three years and the matching contribution to the defined contribution plan in which the executive officer is participating), a pro-rated portion of his or her annual bonus for the fiscal year in which the termination occurs based upon the greater of their target bonus or actual performance as of the date of termination, a pro-rata portion of his or her long-term cash incentive plan payment for any performance period that is at least 50% completed prior to the executive officer’s termination date, the replacement of lost savings and retirement benefits through the Hanesbrands SERP and the continued eligibility to participate in our medical, dental and executive insurance plans during the change in control severance period. The change in control severance period is a period of two years (three years for Mr. Noll) following the executive officer’s termination date. Outstanding awards under the Hanesbrands OIP will be treated pursuant to the terms of the Hanesbrands OIP. In the event that any payments made in connection with a change in control would be subject to the excise tax imposed on parachute payments by Section 4999 of the Code, we will make tax equalization payments with respect to the executive officer’s compensation for all federal, state and local income and excise taxes, and any penalties and interest, but only if the total payments made in connection with a change in control exceed 330% of such executive officer’s “base amount” (as determined under Section 280G(b) of the Code). Otherwise, the payments made to such executive officer in connection with a change in control that are classified as parachute payments will be reduced so that the value of the total payments to such executive officer is $1 less than the maximum amount such executive officer may receive without becoming subject to the tax imposed by Section 4999 of the Code.

Director Compensation

Cash and Equity-Based Compensation

Each non-employee director for service on our board of directors is compensated as follows:

•	an annual cash retainer of $70,000, which will be paid in quarterly installments;

•	an additional annual cash retainer of $10,000 for the chair of the Audit Committee, $5,000 for the chair of the Compensation and Benefits Committee and $5,000 for the chair of the Governance and Nominating Committee;

•	an additional annual cash retainer of $5,000 for each member of the Audit Committee other than the chair;

•	an annual grant of $70,000 in restricted stock units, with a one-year vesting schedule; these units will be converted at vesting into deferred stock units payable in stock six months after termination of service on our board of directors; and

•	reimbursement of customary expenses for attending board, committee and shareholder meetings.

Directors who are also our employees will receive no additional compensation for serving as a director.

For their service with us in 2006, we paid our directors an amount equal to half of their annual cash retainer and a grant of restricted stock units with one half the value of the annual grant.

Deferred Compensation Plan for Outside Directors

Under the Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan, all non-employee directors are permitted to defer the receipt of all or a portion (not less than 25 percent) of their annual retainer into a nonqualified, unfunded deferred compensation plan. At the election of the director, amounts deferred under the plan will earn a return equivalent to the return on an investment in an interest-bearing account earning interest based on the Federal Reserve’s published rate for 5 year constant maturity Treasury notes at the beginning of the calendar year, or be invested in a stock equivalent account and earn a return based on our stock price. Amounts deferred, plus any dividend equivalents or interest, will be paid in cash or in shares of our common stock as applicable. Any awards of restricted stock or RSUs to non-employee directors that are automatically deferred pursuant to the terms of the award are deferred under this plan. Any payment of shares of our common stock under this plan will come from the Hanesbrands Inc. Omnibus Incentive Plan of 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of September 15, 2006 regarding beneficial ownership by (1) each person who is known by us to beneficially own more than 5% of our common stock, (2) each director and executive officer and (3) all of our directors and executive officers as a group. The address of each director and executive officer shown in the table below is c/o Hanesbrands Inc., 1000 East Hanes Mill Road, Winston-Salem, North Carolina 27105.

	Beneficial Ownership		Percent of
Name and Address of Beneficial Owner	of our Common Stock		Class

Capital Research and Management Company (1)	7,381,637		7.7%
Lee A. Chaden (2) (3)	2,466		*
Richard A. Noll (3)	3,550		*
E. Lee Wyatt Jr. (3)	823		*
Gerald W. Evans Jr. (3)	1,732		*
Michael Flatow (3)	1,855		*
Kevin D. Hall	—		—
Joan P. McReynolds	879		*
Kevin W. Oliver (3)	1,195		*
Harry A. Cockrell	—		—
Charles W. Coker (4)	8,162	(2)	*
Bobby J. Griffin	—		—
James C. Johnson	—		—
J. Patrick Mulcahy	—		—
Alice M. Peterson	—		—
Andrew J. Schindler	—		—
All directors and executive officers as a group (15 persons)	20,662		*

*	Less than 1%.

(1)	Calculated based on the distribution ratio of one share of our common stock distributed for every eight shares of Sara Lee stock held by Capital Research and Management Company, or “CRM,” as of the record date. The number of shares of Sara Lee common stock held by CRM used for this calculation is based on the information reported on an amended Schedule 13G filed with the SEC by CRM, on February 10, 2006, which disclosed that CRM owned 59,053,100 shares, or 7.8%, of Sara Lee common stock. In this Schedule 13G amendment, CRM stated that it is an investment adviser registered under the Investment Advisers Act of 1940 and is deemed to be the beneficial owner of the shares as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. CRM’s address is 333 South Hope Street, Los Angeles, California 90071.

(2)	Includes 40 shares held in a trust account of which Mr. Chaden is the custodian and his daughter is the beneficiary. Mr. Chaden disclaims beneficial ownership of such shares.

(3)	Includes ownership through interests in the Hanesbrands 401(k) Plan.

(4)	Includes 6,402 shares of our common stock owned by Mr. Coker’s spouse, with respect to which Mr. Coker disclaims beneficial ownership.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of September 15, 2006.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance

Equity compensation plans approved by security holders	—	—	15,547,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	—	15,547,000

Item 13.	Certain Relationships and Related Transactions

Prior to the spin off, we were a wholly owned subsidiary of Sara Lee. In connection with the spin off, we entered into a number of agreements with Sara Lee, which are described below. Effective upon the completion of the spin off, Sara Lee ceased to be a related party to us.

Master Separation Agreement

The Master Separation Agreement governs the contribution of Sara Lee’s branded apparel Americas/Asia business to us, the subsequent distribution of shares of our common stock to Sara Lee stockholders and other matters related to Sara Lee’s relationship with us. To effect the contribution, Sara Lee agreed to transfer all of the assets of the branded apparel Americas/Asia business to us and we agreed to assume, perform and fulfill all of the liabilities of the branded apparel Americas/Asia division in accordance with their respective terms, except for certain liabilities to be retained by Sara Lee. All assets transferred are generally transferred on an “as is,” “where is” basis.

Under the Master Separation Agreement, we also agreed to use reasonable best efforts to obtain any required consents, substitutions or amendments required to novate or assign all rights and obligations under any contracts to be transferred in connection with the contribution. Sara Lee’s agreement to consummate the distribution was subject to the satisfaction of a number of conditions including the following:

•	the registration statement for our common stock being declared effective by the SEC;

•	any actions and filings with regard to applicable securities and blue sky laws of any state being taken and becoming effective or accepted;

•	our common stock being accepted for listing on the New York Stock Exchange, on official notice of distribution;

•	no legal restraint or prohibition preventing the consummation of the contribution or distribution or any other transaction related to the spin off being in effect;

•	Sara Lee’s receipt of a private letter ruling from the IRS or an opinion of counsel to the effect, among other things, that the spin off will qualify as a tax-free distribution for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code and as part of a tax-free reorganization under Section 368(a)(1)(D) of the Internal Revenue Code;

•	the contribution becoming effective in accordance with the Master Separation Agreement and the ancillary agreements;

•	Sara Lee receiving a satisfactory solvency opinion with regards to our company from an investment banking or valuation firm; and

•	our receipt of the proceeds of the borrowings under the Senior Secured Credit Facility, the Second Lien Credit Facility and the Bridge Loan Facility and distribution of $2.4 billion to Sara Lee.

We and Sara Lee agreed to waive, and neither we nor Sara Lee will be able to seek, consequential, special, indirect or incidental damages or punitive damages.

Tax Sharing Agreement

We also entered into a Tax Sharing Agreement with Sara Lee. This agreement (i) governs the allocation of U.S. federal, state, local, and foreign tax liability between us and Sara Lee, (ii) provides for restrictions and indemnities in connection with the tax treatment of the distribution, and (iii) addresses other tax-related matters.

Under the Tax Sharing Agreement, Sara Lee generally is liable for all U.S. federal, state, local, and foreign income taxes attributable to us with respect to taxable periods ending on or before September 5, 2006 and for certain income taxes attributable to us with respect to taxable periods beginning before September 5, 2006 ending after September 5, 2006. We have agreed to indemnify Sara Lee (and Sara Lee has agreed to indemnify us) for any tax detriments arising from an inter-group adjustment, but only to the extent we (or Sara Lee) realize a corresponding tax benefit.

The Tax Sharing Agreement also provides that we are liable for taxes incurred by Sara Lee that arise as a result of our taking or failing to take certain actions that result in the distribution failing to meet the requirements of a tax-free distribution under Sections 355 and 368(a)(1)(D) of the Code. We therefore have agreed that, among other things, we will not take any actions that would result in any tax being imposed on the spin off, including, subject to specified exceptions any of the following actions during the two-year period following the spin off:

•	selling or acquiring from any person, any of our equity securities;

•	disposing of assets that, in the aggregate, constitute more than 50% of our gross assets;

•	engaging in certain transactions with regard to our socks business;

•	dissolving, liquidating or engaging in any merger, consolidation, or other reorganization; or

•	taking any action that would cause Sara Lee to recognize gain under any gain recognition agreement to which Sara Lee is a party.

In addition, we have agreed not to engage in certain of the actions described above, whether before or after the two-year period following the spin off, if it is pursuant to an arrangement negotiated (in whole or in part) prior to the first anniversary of the spin off.

Notwithstanding the foregoing, we may engage in activities that are prohibited by the tax sharing agreement if we provide Sara Lee with an unqualified opinion of tax counsel or if Sara Lee receives a supplemental private letter ruling from the IRS, acceptable to Sara Lee, to the effect that these actions will not affect the tax-free nature of the spin off.

Employee Matters Agreement

We also entered into an Employee Matters Agreement with Sara Lee. This agreement allocates responsibility for employee benefit matters on the date of and after the spin off, including the treatment of existing welfare benefit plans, savings plans, equity-based plans and deferred compensation plans as well as our establishment of new plans. Under the Employee Matters Agreement, the Hanesbrands Inc. Retirement Savings Plan assumed all liabilities from the Sara Lee 401(k) Plan related to our current and former employees and Sara Lee caused the accounts of our employees to be transferred to the Hanesbrands Inc. Retirement Savings Plan. The Hanesbrands Inc. Pension and Retirement Plan assumed all liabilities from the Sara Lee Corporation Consolidated Pension and Retirement Plan related to our current and former employees, and Sara Lee caused the assets of these plans related to our current and former employees to be transferred to the Hanesbrands Inc. Pension and Retirement Plan.

We have also agreed to assume the liabilities for, and Sara Lee will transfer the assets of Sara Lee’s retirement plans related to pension benefits accrued by our current and former employees covered under Sara Lee’s Canadian retirement plan, obligations under Sara Lee’s nonqualified deferred compensation plan, and assume certain other defined contribution plans and defined pension plan. We also agreed to assume medical liabilities related to our employees under Sara Lee’s employee healthcare plan.

Master Transition Services Agreement

In connection with the spin off, we also entered into a Master Transition Services Agreement with Sara Lee. Under the Master Transition Services Agreement we and Sara Lee agreed to provide each other with specified support services related to among others:

•	human resources and financial shared services for a period of seven months with one 90-day renewal term;

•	tax-shared services for a period of one year with one 15-month renewal term; and

•	information technology services for a period ranging from six months with no renewal term to one year with indefinite renewal terms based on the service provided.

Each of these services is provided for a fee, which differs depending upon the service.

Real Estate Matters Agreement

Along with each of the other agreements relating to the spin off, we entered into a Real Estate Matters Agreement with Sara Lee. This agreement governs the manner in which Sara Lee will transfer to or share with us various leased and owned properties associated with the branded apparel business. The Real Estate Matters Agreement describes the property to be transferred or shared with us for each type of transaction (e.g., conveyance, assignments and subleases) and includes the standard forms of the proposed transfer documents (e.g., forms of conveyance and assignment) as exhibits. Under the agreement, we have agreed to accept the transfer of all of the properties allocated to us, even if such properties have been damaged by a casualty or other change in condition. We also have agreed to pay all costs and expenses required to effect the transfers (including landlord consent fees, landlord attorneys’ fees, title insurance fees and transfer taxes).

Indemnification and Insurance Matters Agreement

We also have entered into an Indemnification and Insurance Matters Agreement with Sara Lee. This agreement provides general indemnification provisions pursuant to which we have agreed to indemnify Sara Lee and its affiliates, agents, successors and assigns from all liabilities (other than liabilities related to tax, which are solely covered by the tax sharing agreement) arising from:

•	our failure to pay, perform or otherwise promptly discharge any of our liabilities;

•	our business;

•	any breach by us of the Master Separation Agreement or any of the ancillary agreements; and

•	any untrue statement of a material fact or any omission to state a material fact required to be stated with respect to the information contained in our registration statement on Form 10 or our information statement that was distributed to Sara Lee stockholders.

Sara Lee has agreed to indemnify us and our affiliates, agents, successors and assigns from all liabilities (other than liabilities related to tax, which are solely covered by the tax sharing agreement) arising from:

•	its failure to pay, perform or otherwise promptly discharge any of its liabilities;

•	Sara Lee’s business;

•	any breach by Sara Lee of the Master Separation Agreement or any of the ancillary agreements; and

•	with regard to sections relating to Sara Lee, any untrue statement of a material fact or any omission to state a material fact required to be stated with respect to the information contained in our registration statement on Form 10 or our information statement that was distributed to Sara Lee stockholders.

Further, under this agreement, we and Sara Lee have released each other from any liabilities existing or alleged to have existed on or before the date of the distribution. This provision does not preclude us or Sara Lee from enforcing the Master Separation Agreement or any ancillary agreement we have entered into with each other.

The Indemnification and Insurance Matters Agreement contains provisions governing the recovery by and payment to us of insurance proceeds related to our business and arising on or prior to the date of the distribution and our insurance coverage. We have agreed to reimburse Sara Lee, to the extent it is required to pay, for amounts necessary to satisfy all applicable self-insured retentions, fronted policies, deductibles and retrospective premium adjustments and similar amounts not covered by insurance policies in connection with our liabilities.

Intellectual Property Matters Agreement

We also entered into an Intellectual Property Matters Agreement with Sara Lee. The Intellectual Property Matters Agreement provides for the license by Sara Lee to us of certain software. It also will govern the wind-down of our use of certain of Sara Lee’s trademarks (other than those being transferred to us in connection with the spin off).

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company by PricewaterhouseCoopers LLP for services in the fiscal years ended July 2, 2005 and July 1, 2006:

	Years Ended
	July 2,	July 1,
	2005	2006

Audit fees	$3,449,815	$3,832,255
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$3,449,815	$3,832,255

In the above table, in accordance with applicable SEC rules, “Audit fees” include: (a) fees billed for professional services for the audit of the combined and consolidated financial statements included in this Annual Report on Form 10-K, and (b) fees billed for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements.

For the year ended July 2, 2005, tax fees of $199,886 billed directly to and paid by Sara Lee are not included in the above table. For the year ended July 1, 2006, audit fees of $3,519,193 billed directly to and paid by Sara Lee are not included in the above table. These fees relate to professional services for the audit of the combined and consolidated financial statements included in our Registration Statement on Form 10.

Our Audit Committee has not adopted pre-approval policies and procedures with respect to services to be rendered by PricewaterhouseCoopers.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)-(2) Financial Statements and Schedules

The financial statements and schedules listed in the accompanying Index to Combined and Consolidated Financial Statements on page F-1 are filed as part of this Report.

(a)(3) Exhibits

See “Index to Exhibits” beginning on page E-1, which is incorporated by reference herein. The Index to Exhibits lists all exhibits filed with this Report and identifies which of those exhibits are management contracts and compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September, 2006.

HANESBRANDS INC.

/s/  Richard A. Noll
Richard A. Noll
Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Lee A. Chaden, Richard A. Noll and E. Lee Wyatt Jr., and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lee A. Chaden Lee A. Chaden	Executive Chairman and Director	September 27, 2006

/s/ Richard A. Noll Richard A. Noll	Chief Executive Officer and Director (principal executive officer)	September 27, 2006

/s/ E. Lee Wyatt Jr. E. Lee Wyatt Jr.	Executive Vice President, Chief Financial Officer (principal financial officer)	September 27, 2006

/s/ Dale W. Boyles Dale W. Boyles	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	September 27, 2006

/s/ Harry A. Cockrell Harry A. Cockrell	Director	September 27, 2006

/s/ Charles W. Coker Charles W. Coker	Director	September 27, 2006

/s/ Bobby J. Griffin Bobby J. Griffin	Director	September 27, 2006

/s/ James C. Johnson James C. Johnson	Director	September 27, 2006

/s/ J. Patrick Mulcahy J. Patrick Mulcahy	Director	September 27, 2006

/s/ Alice M. Peterson Alice M. Peterson	Director	September 27, 2006

/s/ Andrew J. Schindler Andrew J. Schindler	Director	September 27, 2006

INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

HANESBRANDS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hanesbrands Inc.:

In our opinion, the accompanying combined and consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hanesbrands at July 3, 2004, July 2, 2005 and July 1, 2006 and the results of its operations and its cash flows for each of the three years in the period ended July 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined and consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
September 28, 2006

HANESBRANDS

Combined and Consolidated Statements of Income
(in thousands)

	Years Ended
	July 3, 2004	July 2, 2005	July 1, 2006

Net sales	$4,632,741	$4,683,683	$4,472,832
Cost of sales	3,092,026	3,223,571	2,987,500

Gross profit	1,540,715	1,460,112	1,485,332
Selling, general and administrative expenses	1,087,964	1,053,654	1,051,833
Charges for (income from) exit activities	27,466	46,978	(101)

Income from operations	425,285	359,480	433,600
Interest expense	37,411	35,244	26,075
Interest income	(12,998)	(21,280)	(8,795)

Income before income taxes	400,872	345,516	416,320
Income tax expense (benefit)	(48,680)	127,007	93,827

Net income	$449,552	$218,509	$322,493

See accompanying notes to combined and consolidated financial statements.

HANESBRANDS

Combined and Consolidated Balance Sheets
(in thousands)

	July 3, 2004	July 2, 2005	July 1, 2006

Assets
Cash and cash equivalents	$674,154	$1,080,799	$298,252
Trade accounts receivable, less allowances of $59,908 in 2004, $47,829 in 2005 and $41,628 in 2006	525,721	575,094	523,430
Due from related entities	73,430	26,194	273,428
Inventories	1,312,860	1,262,557	1,236,586
Funding receivable with parent companies	55,379	—	161,686
Notes receivable from parent companies	432,748	90,551	1,111,167
Deferred tax assets	35,710	30,745	102,498
Other current assets	104,672	59,800	48,765

Total current assets	3,214,674	3,125,740	3,755,812
Property, net	601,224	558,657	617,021
Trademarks and other identifiable intangibles, net	152,814	145,786	136,364
Goodwill	278,610	278,781	278,655
Deferred tax assets	144,416	118,762	94,893
Other noncurrent assets	11,020	9,428	8,330

Total assets	$4,402,758	$4,237,154	$4,891,075

Liabilities and Parent Companies’ Equity
Accounts payable	$192,488	$196,455	$207,648
Bank overdraft	—	—	275,385
Due to related entities	97,592	59,943	43,115
Accrued liabilities:
Payroll and employee benefits	106,116	115,080	141,535
Advertising and promotion	61,513	62,855	61,839
Exit activities	29,857	51,677	21,938
Other	150,994	137,821	138,512
Notes payable to banks	—	83,303	3,471
Funding payable with parent companies	—	317,184	—
Notes payable to parent companies	478,295	228,152	246,830
Notes payable to related entities	436,387	323,046	466,944
Capital lease obligations	5,322	4,753	2,613
Deferred tax liabilities	10,890	964	2,124

Total current liabilities	1,569,454	1,581,233	1,611,954
Capital lease obligations	7,200	6,188	2,786
Deferred tax liabilities	—	7,171	5,014
Other noncurrent liabilities	28,734	40,200	42,187

Total liabilities	1,605,388	1,634,792	1,661,941

Parent companies’ equity:
Parent companies’ equity investment	2,829,738	2,620,571	3,237,518
Accumulated other comprehensive loss	(32,368)	(18,209)	(8,384)

Total parent companies’ equity	2,797,370	2,602,362	3,229,134

Total liabilities and parent companies’ equity	$4,402,758	$4,237,154	$4,891,075

See accompanying notes to combined and consolidated financial statements.

HANESBRANDS

Combined and Consolidated Statements of Parent Companies’ Equity
Years ended July 3, 2004, July 2, 2005 and July 1, 2006
(in thousands)

	Parent	Accumulated
	Companies	Other
	Equity	Comprehensive		Comprehensive
	Investment	Loss	Total	Income

Balances at June 28, 2003	$2,267,525	$(30,077)	$2,237,448
Net income	449,552	—	449,552	$449,552
Translation adjustments	—	(6,680)	(6,680)	(6,680)
Net unrealized gain on qualifying cash flow hedges, net of tax	—	4,389	4,389	4,389

Comprehensive income				$447,261

Net transactions with parent companies	112,661	—	112,661

Balances at July 3, 2004	2,829,738	(32,368)	2,797,370
Net income	218,509	—	218,509	$218,509
Translation adjustments	—	15,187	15,187	15,187
Net unrealized loss on qualifying cash flow hedges, net of tax	—	(1,028)	(1,028)	(1,028)

Comprehensive income				$232,668

Net transactions with parent companies	(427,676)	—	(427,676)

Balances at July 2, 2005	2,620,571	(18,209)	2,602,362
Net income	322,493	—	322,493	$322,493
Translation adjustments	—	13,518	13,518	13,518
Net unrealized loss on qualifying cash flow hedges, net of tax	—	(3,693)	(3,693)	(3,693)

Comprehensive income				$332,318

Net transactions with parent companies	294,454	—	294,454

Balances at July 1, 2006	$3,237,518	$(8,384)	$3,229,134

See accompanying notes to combined and consolidated financial statements.

HANESBRANDS

Combined and Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	July 3, 2004	July 2, 2005	July 1, 2006

Operating activities:
Net income	$449,552	$218,509	$322,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105,517	108,791	105,173
Amortization of intangibles	8,712	9,100	9,031
Impairment charges on intangibles	8,880	—	—
Noncash charges for (income from) exit activities	(1,548)	2,064	(4,220)
Deferred income tax provision (benefit)	31,259	66,710	(46,804)
Other	4,842	1,942	1,456
Changes in current assets and liabilities, net of business acquired:
Decrease (increase) in trade accounts receivable	2,553	(39,572)	59,403
Decrease (increase) in inventories	(78,154)	58,924	69,215
Decrease (increase) in other current assets	(1,727)	45,351	21,169
Decrease (increase) in due to and from related entities	(8,827)	19,972	(5,048)
Increase (decrease) in accounts payable	(12,005)	1,076	(673)
Increase (decrease) in accrued liabilities	(37,618)	14,004	(20,574)

Net cash from operating activities	471,436	506,871	510,621

Investing activities:
Purchases of property and equipment	(63,633)	(67,135)	(110,079)
Acquisition of business	—	(1,700)	(2,436)
Proceeds from sales of assets	4,507	8,959	5,520
Other	(2,133)	(204)	(3,666)

Net cash used in investing activities	(61,259)	(60,080)	(110,661)

Financing activities:
Principal payments on capital lease obligations	(4,730)	(5,442)	(5,542)
Net transactions with parent companies	(13,782)	4,499	(1,251,962)
Borrowings on notes payable to banks	79,987	88,849	7,984
Repayments on notes payable to banks	(79,987)	(5,546)	(93,073)
Net transactions with related entities	16,877	(10,378)	(259,026)
Borrowings (repayments) on notes payable to related entities	(24,178)	(113,359)	143,898
Increase in bank overdraft	—	—	275,385

Net cash used in financing activities	(25,813)	(41,377)	(1,182,336)

Effect of changes in foreign exchange rates on cash	(26)	1,231	(171)

Increase (decrease) in cash and cash equivalents	384,338	406,645	(782,547)
Cash and cash equivalents at beginning of year	289,816	674,154	1,080,799

Cash and cash equivalents at end of year	$674,154	$1,080,799	$298,252

See accompanying notes to combined and consolidated financial statements.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

(1)	Background

On February 10, 2005, Sara Lee Corporation (“Sara Lee”) announced an overall Transformation Plan to drive long-term growth and performance, which included spinning off Sara Lee’s apparel business in the Americas and Asia, referred to as Branded Apparel Americas and Asia within these Combined and Consolidated Financial Statements. The Transformation Plan announcement followed the January 25, 2005 announcement of Sara Lee’s intent to sell its European branded apparel business and private label business in the United Kingdom in separate transactions. The European branded apparel business was subsequently sold on February 6, 2006. In connection with the spin off, Sara Lee incorporated Hanesbrands Inc., a Maryland corporation, to which it would transfer the assets and liabilities that relate to the Branded Apparel Americas and Asia business. Sara Lee completed the spin off of Hanesbrands on September 5, 2006. References to “Hanesbrands” or the “Company” refer to the Branded Apparel Americas and Asia business that were contributed to Hanesbrands Inc. in the spin off.

The Company is a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Playtex, Bali, Just My Size, barely there and Wonderbra. The Company designs, manufactures, sources and sells a broad range of apparel essentials products such as t-shirts, bras, panties, men’s underwear, kids’ underwear, socks, hosiery, casualwear and activewear.

The Company owns and operates production facilities in the U.S., Canada, Latin America and Asia. Additional third-party sourcing arrangements exist in Latin America and Asia.

Cotton is the primary raw material used in the manufacture of many of the Company’s products. The costs for cotton yarn and cotton-based textiles vary based upon the fluctuating and often volatile cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond the control of the Company. In addition, fluctuations in crude oil or petroleum costs may also influence the prices of related items used in the Company’s business such as chemicals, dyes, polyester yarn and foam. Prices for raw materials fluctuate based upon supply and demand in the marketplace.

The Company’s products are sold through multiple distribution channels including mass merchants, national chains, traditional department stores, wholesale clubs, sporting goods retailers, food, drug and variety stores, off-price retailers, specialty stores and third-party embellishers. The Company’s sales are seasonal in that sales are typically higher in the first two quarters of each fiscal year (July to December). Socks, hosiery and fleece products generally have higher sales during this period as a result of cooler weather, back-to-school shopping and holidays. Sales levels in a period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand.

(2)	Basis of Presentation

These Combined and Consolidated Financial Statements of Hanesbrands reflect the historical financial position, results of operations and cash flows of Sara Lee’s Branded Apparel Americas and Asia business during each respective period. These Combined and Consolidated Financial Statements do not include European branded apparel operations or a private label business in the U.K., which Sara Lee historically operated and managed separately from the Branded Apparel Americas and Asia business. Under Sara Lee’s ownership, certain Branded Apparel Americas and Asia operations were divisions of Sara Lee and not separate legal entities, while Branded Apparel Americas and Asia foreign operations were subsidiaries of Sara Lee. Because a direct ownership relationship did not exist among the various units comprising the Branded Apparel Americas and Asia business, Sara Lee’s parent companies’ equity investment is shown in lieu of stockholders’

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

equity in the Combined and Consolidated Financial Statements. Within these financial statements, entities that are part of Sara Lee’s consolidated results of operations, but are not part of Branded Apparel Americas and Asia as defined above, are referred to as “related entities.” These historical Combined and Consolidated Financial Statements have been prepared using Sara Lee’s historical cost basis in the assets and liabilities and the results of Branded Apparel Americas and Asia. The financial information included herein may not reflect the consolidated financial position, operating results, changes in parent companies’ equity investment and cash flows of Branded Apparel Americas and Asia in the future, and does not reflect what they would have been had Branded Apparel Americas and Asia been a separate, stand alone entity during the periods presented. On September 5, 2006 Hanesbrands Inc. began operating as a separate independent publicly traded company.

Branded Apparel Americas and Asia historically has utilized the services of Sara Lee for certain functions. These services include providing working capital, as well as certain legal, finance, internal audit, financial reporting, tax advisory, insurance, global information technology, environmental matters and human resource services, including various corporate-wide employee benefit programs. The cost of these services has been allocated to Hanesbrands and included in the Combined and Consolidated Financial Statements. The allocations have been determined on the basis which the Sara Lee and Branded Apparel Americas and Asia businesses considered to be reasonable reflections of the utilization of services provided by Sara Lee. A more detailed discussion of the relationship with Sara Lee, including a description of the costs which have been allocated to the Branded Apparel Americas and Asia business, as well as the method of allocation, is included in note 20 to the Combined and Consolidated Financial Statements.

The Company’s fiscal year ends on the Saturday closest to June 30. Fiscal years 2004, 2005 and 2006 included 53, 52, and 52-weeks, respectively. Unless otherwise stated, references to years relate to fiscal years.

(3)	Summary of Significant Accounting Policies

(a)	Combination and Consolidation

The Combined and Consolidated Financial Statements include the accounts of the Company, its controlled subsidiary companies which in general are majority owned entities, and the accounts of variable interest entities (VIEs) for which the Company is deemed the primary beneficiary, as defined by the Financial Accounting Standards Board’s (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and related interpretations. Excluded from the accounts of the Company are Sara Lee entities which during the periods presented maintained legal ownership of certain of the Company’s divisions (Parent Companies). The results of companies acquired or disposed of during the year are included in the Combined and Consolidated Financial Statements from the effective date of acquisition, or up to the date of disposal. All intercompany balances and transactions have been eliminated in consolidation.

In January 2003, the FASB issued FIN 46, which addresses consolidation by business enterprises of VIEs that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) have equity investors that lack an essential characteristic of a controlling financial interest.

Throughout calendar 2003, the FASB released numerous proposed and final FASB Staff Positions (FSPs) regarding FIN 46, which both clarified and modified FIN 46’s provisions. In December 2003, the FASB issued Interpretation No. 46 (FIN 46-R), which replaced FIN 46. FIN 46-R retains many of the basic concepts introduced in FIN 46; however, it also introduced a new scope exception for certain types of entities that qualify as a “business” as defined in FIN 46-R, revised the method of calculating expected losses and residual returns for determination of the primary beneficiary, included new guidance for assessing variable interests, and codified certain FSPs on FIN 46. The Company adopted the provisions of FIN 46-R in 2004.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

The Company assessed its business relationship and the underlying contracts with certain vendors, as well as all other investments in businesses historically accounted for under the equity method, and determined that consolidation of certain VIEs was required.

In June 2002, the Company entered into a fixed supply contract with a third party sewing operation. The Company evaluated the contract, and although the Company had no equity interest in the business, it was determined that it was the primary beneficiary and beginning in 2004, the Company consolidated the business. In the first quarter of 2006, the terms of the supply contract changed and the operation no longer qualified for consolidation as a VIE. Beginning in 2005, the Company consolidated a second VIE, an Israeli manufacturer and supplier of yarn. The Company has a 49% ownership interest in the Israeli joint venture, however, based upon certain terms of the supply contract, the Company has a disproportionate share of expected losses and residual returns.

The effect of consolidating the above mentioned VIEs was the inclusion of $2,500 of total assets and $2,500 of total liabilities at July 3, 2004, the inclusion of $21,396 of total assets and $13,219 of total liabilities at July 2, 2005, and the inclusion of $13,589 of total assets and $8,666 of total liabilities at July 1, 2006 on the Combined and Consolidated Balance Sheets.

In relation to the Company’s ownership of the Israeli joint venture, the Company reported a minority interest of $8,100 and $4,935 in the “Other noncurrent liabilities” line of the Combined and Consolidated Balance Sheets at July 2, 2005 and July 1, 2006, respectively.

(b)	Use of Estimates

The preparation of Combined and Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, certain financial statement disclosures at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(c)	Foreign Currency Translation

Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income within parent companies’ equity. The Company translates the results of operations of its foreign operations at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions, the amounts of which are not material for any of the periods presented, are included in the “Selling, general and administrative expenses” line of the Combined and Consolidated Statements of Income.

(d)	Sales Recognition and Incentives

The Company recognizes sales when title and risk of loss passes to the customer. The Company records a reduction for returns and allowances based upon historical return experience. The Company earns royalty revenues through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensee. The Company offers a variety of sales incentives to resellers and consumers of its products,

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

and the policies regarding the recognition and display of these incentives within the Combined and Consolidated Statements of Income are as follows:

Discounts, Coupons, and Rebates

The Company recognizes the cost of these incentives at the later of the date at which the related sale is recognized or the date at which the incentive is offered. The cost of these incentives is estimated using a number of factors, including historical utilization and redemption rates. Substantially all cash incentives of this type are included in the determination of net sales. The Company generally includes incentives offered in the form of free products in the determination of cost of sales.

Volume-Based Incentives

These incentives typically involve rebates or refunds of cash that are redeemable only if the reseller completes a specified number of sales transactions. Under these incentive programs, the Company estimates the anticipated rebate to be paid and allocates a portion of the estimated cost of the rebate to each underlying sales transaction with the customer. The Company generally includes these amounts in the determination of net sales.

Cooperative Advertising

Under these arrangements, the Company agrees to reimburse the reseller for a portion of the costs incurred by the reseller to advertise and promote certain of the Company’s products. The Company recognizes the cost of cooperative advertising programs in the period in which the advertising and promotional activity first takes place. The Company generally includes the costs of these incentives in the determination of net sales.

Fixtures and Racks

Store fixtures and racks are periodically provided to resellers to display Company products. The Company expenses the cost of these fixtures and racks in the period in which they are delivered to the resellers. The Company generally includes the costs of these amounts in the determination of net sales.

(e)	Advertising Expense

Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” caption in the Combined and Consolidated Statements of Income of $188,695 in 2004, $179,980 in 2005 and $190,934 in 2006.

(f)	Shipping and Handling Costs

Revenue received for shipping and handling costs is included in net sales and was $14,418 in 2004, $14,504 in 2005 and $20,405 in 2006. Shipping costs, that comprise payments to third party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $246,353 in 2004, $246,770 in 2005 and $235,690 in 2006. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line of the Combined and Consolidated Statements of Income.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

(g)	Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. During the periods presented, a significant portion of our cash and cash equivalents were in the Company’s bank accounts that were part of Sara Lee’s global cash funding system. With respect to accounts in the Sara Lee global cash funding system, the bank had a right to offset the accounts of the Company against the other Sara Lee accounts.

(h)	Accounts Receivable Valuation

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information.

(i)	Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for 96% of the Company’s inventories at July 1, 2006, and by the last-in, first-out (LIFO) method for the remainder. There was no difference between the FIFO and LIFO inventory valuation at July 3, 2004, July 2, 2005 or July 1, 2006. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in cost of sales when the related inventory item is sold.

(j)	Property

Property is stated at historical cost and depreciation expense is computed using the straight-line method over the lives of the assets. Machinery and equipment is depreciated over periods ranging from 3 to 25 years and buildings and building improvements over periods of up to 40 years. Additions and improvements that substantially extend the useful life of a particular asset and interest costs incurred during the construction period of major properties are capitalized. Repairs and maintenance costs are expensed as incurred. Upon sale or disposition of a property element, the cost and related accumulated depreciation are removed from the accounts.

Property is tested for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in the business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset group will be disposed of before the end of its useful life. Recoverability of property is evaluated by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset exceeds the estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life. Restoration of a previously recognized impairment loss is not permitted under U.S. generally accepted accounting principles.

(k)	Trademarks and Other Identifiable Intangible Assets

The primary identifiable intangible assets of the Company are trademarks and computer software. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including the effects

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. Finite-lived trademarks are being amortized over periods ranging from 5 to 30 years, while computer software is being amortized over periods ranging from 2 to 10 years.

Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property. Identifiable intangible assets not subject to amortization are assessed for impairment at least annually and as triggering events occur. The impairment test for identifiable intangible assets not subject to amortization consists of comparing the fair value of the intangible asset to its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. In assessing fair value, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of intangible asset impairment.

(l)	Goodwill

Goodwill is the amount by which the purchase price exceeds the fair value of the assets acquired and liabilities assumed in a business combination. When a business combination is completed, the assets acquired and liabilities assumed are assigned to the reporting unit or units of the Company given responsibility for managing, controlling and generating returns on these assets and liabilities. Reporting units are generally business components one level below the operating segment for which discrete financial information is available and reviewed by segment management. In many instances, all of the acquired assets and assumed liabilities are assigned to a single reporting unit and in these cases all of the goodwill is assigned to the same reporting unit. In those situations in which the acquired assets and liabilities are allocated to more than one reporting unit, the goodwill to be assigned to each reporting unit is determined in a manner similar to how the amount of goodwill recognized in a business combination is determined.

Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events occur. The annual review is performed at the end of the second quarter of each fiscal year. Recoverability of goodwill is evaluated using a two-step process. The first step involves comparing the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to such excess.

In evaluating the recoverability of goodwill, it is necessary to estimate the fair values of the reporting units. In making this assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.

(m)	Investments in Affiliates

The Company uses the equity method of accounting for its investments in and earnings or losses of affiliates that it does not control but over which it does exert significant influence. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

historical financial results, product development activities and the overall health of the affiliate’s industry), a write-down would be recorded to estimated fair value.

(n)	Stock-Based Compensation

Sara Lee has various stock option, employee stock purchase and stock award plans in which employees of the company participated during the periods presented and maintained available shares for future grant in the form of options, restricted shares or stock appreciation rights to company employees and other employees of Sara Lee.

On July 3, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R)) using the modified prospective method. SFAS No. 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting SFAS No. 123(R), the Company recognized compensation cost for all share-based payments granted after July 3, 2005, plus any awards granted to employees prior to July 3, 2005 that remained unvested at that time. Under this method of adoption, no restatement of prior periods is required. The cumulative effect of adopting SFAS No. 123(R) was immaterial in 2006.

Prior to July 3, 2005, the Company recognized the cost of employee services received in exchange for Sara Lee equity-based instruments in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). APB No. 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all equity-based awards was measured under APB No. 25 on the date the awards were granted. Under APB No. 25, no compensation expense has been recognized for stock options, replacement stock options and shares purchased by our employees under the Sara Lee Employee Stock Purchase Plan (Sara Lee ESPP) during the years prior to 2006. Compensation expense was recognized under APB No. 25 for the cost of Sara Lee restricted share unit (RSU) awards granted to employees during the years prior to 2006.

A substantial portion of these RSUs vest solely upon continued future service to Sara Lee. The cost of these awards is determined using the fair value of shares on the date of grant, and compensation is recognized ratably over the period during which the employees provide the requisite service to Sara Lee.

A small portion of RSUs vest based upon continued future employment and the achievement of certain defined performance measures. The cost of these awards is determined using the fair value of the shares awarded at the end of the performance period. At interim dates, Sara Lee determines the expected compensation expense using the estimated number of shares to be earned and the change in the market price of the shares from the beginning to the end of the period.

During 2004 and 2005, had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS 123), the Company’s net income would have been impacted as shown in the following table:

	Years Ended
	July 3,	July 2,
	2004	2005

Reported net income	$449,552	$218,509
Plus—stock-based employee compensation included in reported net income, net of related tax effects	4,270	6,606
Less—total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(9,402)	(10,854)

Pro forma net income	$444,420	$214,261

(o)	Income Taxes

Income taxes are prepared on a separate return basis as if the Company had been a group of separate legal entities. As a result, actual tax transactions that would not have occurred had the Company been a separate entity have been eliminated in the preparation of these Combined and Consolidated Financial Statements. In the periods presented, there was no formal tax sharing agreement between the Company and Sara Lee.

Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Given continuing losses in certain jurisdictions in which the Company operates on a separate return basis, a valuation allowance has been established for the full value of the net deferred tax assets in these specific locations. Net operating loss carryforwards, charitable contribution carryforwards and capital loss carryforwards have been determined in these Combined and Consolidated Financial Statements as if the Company had been a group of legal entities separate from Sara Lee, which results in different carryforward amounts than those shown by Sara Lee. Sara Lee periodically estimates the probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. The Company adjusts its income tax expense in the period in which these events occur. If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

(p)	Financial Instruments

The Company uses financial instruments, including forward exchange, option and swap contracts, to manage its exposures to movements in interest rates, foreign exchange rates and commodity prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivative contracts.

The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in the “Selling, general and administrative expenses” of the Combined and Consolidated Financial Statements.

Derivatives are recorded in the Combined and Consolidated Balance Sheets at fair value in other assets and other liabilities. The fair value is based upon either market quotes for actively traded instruments or independent bids for nonexchange traded instruments.

On the date the derivative is entered into, the Company designates the type of derivative as a fair value hedge, cash flow hedge, net investment hedge or a natural hedge, and accounts for the derivative in accordance with its designation.

Natural Hedge

A derivative used as a hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item is designated a natural hedge. For derivatives designated as natural hedges, changes in fair value are reported in earnings in the “Selling, general and administrative expenses” line of the Combined and Consolidated Statements of Income. Forward exchange contracts are recorded as natural hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period, in accordance with SFAS No. 52, Foreign Currency Translation.

Cash Flow Hedge

A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is designated as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in the “Accumulated other comprehensive loss” line of the Combined and Consolidated Balance Sheets. When the hedged item affects the income statement, the gain or loss included in accumulated other comprehensive income (loss) is reported on the same line in the Combined and Consolidated Statements of Income as the hedged item. In addition, both the fair value of changes excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Combined and Consolidated Statements of Income.

(q)	Business Acquisitions

All business acquisitions have been accounted for under the purchase method. Cash, the fair value of other assets distributed, securities issued unconditionally, and amounts of consideration that are determinable at the date of acquisition are included in determining the cost of an acquired business.

During the first quarter of 2006, the Company acquired a domestic yarn and textile production company for $2,436 in cash and the assumption of $84,000 of debt. The fair value of the assets acquired, net of liabilities assumed, approximated the purchase price based upon preliminary valuations and no goodwill was recognized as a result of the transaction. In 2005, purchases from the acquired business accounted for approximately 18% of the Company’s total cost of sales. Following the acquisition, substantially all of the yarn and textiles produced by the acquired business will be used in products produced by the Company.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

(r)	Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 in 2008. We are currently assessing the impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.

(4)	Stock-Based Compensation

Sara Lee has various stock option, employee stock purchase and stock award plans in which employees of the company participated during the periods presented and maintained available shares for future grant in the form of options, restricted shares or stock appreciation rights to company employees and other employees of Sara Lee.

On July 3, 2005, the Company adopted the provisions of Statement SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting SFAS No. 123(R), the Company recognized compensation cost for all share-based payments granted after July 3, 2005, plus any awards granted to employees prior to July 3, 2005 that remained unvested at that time. Under this method of adoption, no restatement of prior periods is required. The cumulative effect of adopting SFAS No. 123(R) was immaterial in 2006.

Prior to July 3, 2005, the Company recognized the cost of employee services received in exchange for Sara Lee equity-based instruments in accordance with APB No. 25. APB No. 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all equity-based awards was measured under APB No. 25 on the date the awards were granted. Under APB 25, no compensation expense has been recognized for stock options, replacement stock options and shares purchased by our employees under the Sara Lee ESPP during the years prior to 2006. Compensation expense was recognized under the provisions of APB 25 for the cost of Sara Lee RSU awards granted to executives during the years prior to 2006.

(a)	Stock Options

The exercise price of each stock option equals or exceeds the market price of Sara Lee’s stock on the date of grant. Options can generally be exercised over a maximum term of 10 years. Options generally vest ratably over three years. Under certain Sara Lee stock option plans, an active employee could receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option was 100% of the market value at the date of exercise of the original option, and the replacement option remains exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date. Beginning in 2006, Sara Lee discontinued the granting of replacement stock options. The fair value of each option grant is estimated on the

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

date of grant using the Black-Scholes option-pricing model using the weighted average assumptions as outlined in the following table.

	Years Ended
	July 3,	July 2,	July 1,
	2004	2005	2006

Weighted average expected lives	3.4 years	3.3 years	6.1 years
Weighted average risk-free interest rate	2.4%	3.3%	4.3%
Range of risk-free interest rates	1.7 - 3.0%	2.8 - 3.9%	4.3%
Weighted average expected volatility	25.5%	23.0%	26.4%
Range of expected volatility	24.5 - 27.2%	20.9 - 24.5%	26.4%
Expected dividend yield	3.5%	3.4%	4.0%

The Company uses historical volatility for a period of time that is comparable to the expected life of the option to determine volatility assumptions. The Company discontinued the granting of replacement options after the start of 2006. As a result of this change, the Company utilized the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period.

A summary of the changes in stock options outstanding to the Company’s employees under Sara Lee’s option plans during the year ended July 1, 2006 is presented below:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(Shares in Thousands)	Shares	Price	Value	Term (Years)

Options outstanding at July 2, 2005	14,333	$21.82	$5,783	3.7
Granted	129	19.54
Exercised	(131)	15.35
Canceled/expired	(1,687)	22.65
Net transfers in (out)	(10)	20.96

Options outstanding at July 1, 2006	12,634	21.74	$541	2.9

Options exercisable at July 1, 2006	12,634	$21.74	$541	2.9

The weighted average grant date fair value of options granted during the years ended July 3, 2004, July 2, 2005 and July 1, 2006 were $3.26, $3.39 and $3.99, respectively. The total intrinsic value of options exercised during the years ended July 3, 2004, July 2, 2005 and July 1, 2006 were $13,641, $11,902 and $414, respectively. The fair value of options that vested during the years ended July 3, 2004, July 2, 2005 and July 1, 2006 were $4,965, $11,941 and $1,894, respectively. The Company received cash from the exercise of stock options during the years ended July 3, 2004, July 2, 2005 and July 1, 2006 of $34,150, $40,763 and $2,008, respectively. As of July 1, 2006, the Company had no unrecognized compensation expense related to stock option plans. The weighted average fair value of individual options granted during 2004, 2005 and 2006 was $3.81, $4.06 and $3.48, respectively.

(b)	Sara Lee Employee Stock Purchase Plan (Sara Lee ESPP)

The Sara Lee ESPP permits eligible full-time employees to purchase a limited number of shares of Sara Lee’s common stock. Under the plan, Sara Lee sold 530,319, 448,846 and 228,705 shares to company employees in 2004, 2005 and 2006, respectively. Until November 2005, the plan allowed the purchase of

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

shares by U.S. participants at 85% of market value. Current purchases under the Sara Lee ESPP plan (by U.S. participants) are at the fair value of the shares. Compensation expense has been calculated for the fair value of the employees’ purchase rights using the Black-Scholes model. Assumptions include an expected life of 1/4 of a year and weighted average risk-free interest rates of 1.0% in 2004, 2.3% in 2005 and 3.7% in 2006. Other underlying assumptions are consistent with those used for Sara Lee’s stock option plans described above.

(c)	Stock Unit Awards

Restricted stock units (RSUs) are granted to certain employees to incent performance and retention over periods ranging from one to five years. Upon the achievement of defined goals, the RSUs are converted into shares of Sara Lee’s common stock on a one-for-one basis and issued to the employees. A substantial portion of all RSUs vest solely upon continued future service to the Company. A small portion of RSUs vest based upon continued future employment and the achievement of certain defined performance measures. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation is recognized over the period during which the employees provide the requisite service to the Company. A summary of the changes in the stock unit awards outstanding under Sara Lee’s benefit plans during the year ended July 1, 2006 is presented below:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Grant-Date	Intrinsic	Contractual
(Shares in Thousands)	Shares	Fair Value	Value	Term (Years)

Nonvested share units at July 2, 2005	1,618	$20.33	$32,885	1.0
Granted	237	19.23
Vested	(850)	20.00
Forfeited	(29)	21.01
Net transfers	87	20.70

Nonvested share units at July 1, 2006	1,063	20.47	$21,756	1.0

Exercisable share units at July 1, 2006	45	$18.67	$833	2.4

The total fair value of shared-based units that vested during the years ended July 3, 2004, July 2, 2005 and July 1, 2006 was $2,238, $4,557 and $16,726. As of July 1, 2006, the Company had $6,161 of total unrecognized compensation expense related to stock unit plans which will be recognized over the weighted average period of one year.

For all share-based payments, during the years ended July 3, 2004, July 2, 2005 and July 1, 2006, the Company recognized total compensation expense of $6,989, $10,811 and $17,089, and recognized a tax benefit of $2,719, $4,205 and $6,648, respectively. Sara Lee satisfies the requirement for common shares for share-based payments to employees by issuing newly authorized shares.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

(5)	Exit Activities

The reported results for 2004, 2005 and 2006 reflect amounts recognized for exit and disposal actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The impact of these costs (income) on income before income taxes is summarized as follows:

	Years Ended
	July 3,	July 2,	July 1,
	2004	2005	2006

Exit and disposal programs:
2006 Restructuring actions	$—	$—	$4,119
2005 Restructuring actions	—	54,012	(2,700)
2004 Restructuring actions	29,014	(2,352)	(963)
Business Reshaping	(1,548)	(133)	(557)

Decrease (increase) in income before income taxes	$27,466	$51,527	$(101)

The following table illustrates where the costs (income) associated with these actions are recognized in the Combined and Consolidated Statements of Income.

	Years Ended
	July 3,	July 2,	July 1,
	2004	2005	2006

Selling, general and administrative expenses	$—	$4,549	$—
Charges for (income from) exit activities	27,466	46,978	(101)

Decrease (increase) in income before income taxes	$27,466	$51,527	$(101)

The impact of these costs (income) on the Company’s business segments is summarized as follows:

	Years Ended
	July 3,	July 2,	July 1,
	2004	2005	2006

Innerwear	$7,904	$19,735	$(148)
Outerwear	5,684	17,437	(416)
Hosiery	2,420	2,986	(57)
International	8,914	4,536	(895)

(Increase) decrease in business segment income	24,922	44,694	(1,516)
Increase in general corporate expense	2,544	6,833	1,415

Decrease (increase) in income from operations	$27,466	$51,527	$(101)

2006 Restructuring Actions

During 2006, the Company approved a series of actions to exit certain defined business activities and to lower its cost structure. Each of these actions is to be completed within a 12-month period after being approved. The net impact of these actions was to reduce income before income taxes by $4,119 and these actions impacted the operating income of the Company’s business segments as follows: Innerwear—a charge of $1,264; Outerwear—a charge of $292; International—a charge of $783; and Corporate—a charge of $1,780. The charge represents costs associated with terminating 449 employees and providing them with severance

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

benefits in accordance with benefits previously communicated to the affected employee group. The specific locations of these employees are summarized in a table contained in this note. This charge is reflected in the “Charges for (income from) exit activities” line of the Combined and Consolidated Statement of Income. As of the end of 2006, 147 employees had been terminated and the severance obligation remaining in accrued liabilities on the Combined and Consolidated Balance Sheet was $3,394.

The following table summarizes the charges taken for the exit activities approved during 2006 and the related status as of July 1, 2006. Any accrued amounts remaining as of the end of 2006 represent those cash expenditures necessary to satisfy remaining obligations, which will be primarily paid in the next year.

	Cumulative			Accrued Exit
	Exit Costs	Non-Cash	Cash	Costs as of
	Recognized	Charges	Payments	July 1, 2006

Employee termination and other benefits	$4,119	$—	$(725)	$3,394

The following table summarizes planned and actual employee terminations by location and business segment as of July 1, 2006:

Number of Employees	Innerwear	Outerwear	Hosiery	International	Corporate	Total

United States	170	70	—	—	44	284
Canada	—	—	—	—	—	—
Mexico	—	—	—	165	—	165

	170	70	—	165	44	449

Actions completed	50	70	—	18	9	147
Actions remaining	120	—	—	147	35	302

	170	70	—	165	44	449

2005 Restructuring Actions

During 2005, the Company approved a series of actions to exit certain defined business activities and to lower its cost structure. Each of these actions was to be completed within a 12-month period after being approved. In 2005 these actions reduced income before income taxes by $54,012 and decreased the operating results of the Company’s business segments as follows: Innerwear—$21,679; Outerwear—$17,508; Hosiery—$3,219; International—$4,773; and Corporate—$6,833.

During 2006, certain of these actions were completed for amounts more favorable than originally estimated. As a result, costs previously accrued were adjusted and resulted in an increase of $2,700 to income before income taxes. The $2,700 consists of a credit for employee termination benefits and resulted from actual costs to settle the obligations being lower than expected. The adjustment is reflected in the “Charges for (income from) exit activities” line of the Combined and Consolidated Statement of Income and increased the operating results of the Company’s business segments as follows: Innerwear—$307; Outerwear—$350; Hosiery—$40; International—$1,638; and Corporate—$365.

After combining the amounts recognized in 2005 and 2006, the exit activities completed by the Company under these action plans reduced income before income taxes by a total of $51,312. This charge reflects the cost associated with terminating 1,012 employees and providing them with severance benefits in accordance with existing benefit plans or local employment laws. The specific location of these employees is summarized in a table contained in this note. This cumulative charge is reflected in the “Charges for (income from) exit activities” line in the Combined and Consolidated Statements of Income for 2006 and 2005. As of the end of

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

2006, all of the employees have been terminated and the severance obligation remaining in accrued liabilities on the Combined and Consolidated Balance Sheet was $16,514.

The following table summarizes the charges taken for the exit activities approved during 2005 and the related status as of July 1, 2006. Any accrued amounts remaining as of the end of 2006 represent those cash expenditures necessary to satisfy remaining obligations, which will be primarily paid in the next two years.

	Cumulative			Accrued Exit
	Exit Costs	Non-Cash	Cash	Costs as of
	Recognized	Charges	Payments	July 1, 2006

Employee termination and other benefits	$43,922	$—	$(27,408)	$16,514
Noncancelable lease and other contractual obligations	2,841	—	(2,841)	—
Accelerated depreciation	4,549	(4,549)	—	—

	$51,312	$(4,549)	$(30,249)	$16,514

The following table summarizes planned and actual employee terminations by location and business segment as of July 1, 2006:

Number of Employees	Innerwear	Outerwear	Hosiery	International	Corporate	Total

United States	198	84	69	—	336	687
Canada	—	—	—	186		186
Mexico	—	—	—	139		139

	198	84	69	325	336	1,012

Actions completed	198	84	69	325	336	1,012
Actions remaining	—	—	—	—		—

	198	84	69	325	336	1,012

2004 Restructuring Actions

During 2004, the Company approved a series of actions to exit certain defined business activities and lower its cost structure. In 2004, these actions reduced income before income taxes by $29,014 and decreased the operating results of the Company’s business segments as follows: Innerwear—$9,240; Outerwear—$5,706; Hosiery—$2,482; International—$9,042; and Corporate—$2,544.

During 2005, certain of these actions were completed for amounts more favorable than originally estimated. As a result, costs previously accrued were adjusted and resulted in an increase of $2,352 to income before income taxes. The $2,352 is composed of a credit for employee termination benefits and resulted from the actual costs to settle termination obligations being lower than expected and certain employees originally targeted for termination not being severed as originally planned. This adjustment is reflected in the “Charges for (income from) exit activities” line of the Combined and Consolidated Statement of Income and increased the operating results of the Company’s business segments as follows: Innerwear—$1,811; Outerwear—$71; Hosiery—$233; and International—$237.

During 2006, certain of these actions were completed for amounts more favorable than originally estimated. As a result, costs previously accrued were adjusted and resulted in an increase of $963 to income before income taxes. The $963 is composed of a credit for employee termination benefits and resulted from the actual costs to settle termination obligations being lower than expected. This adjustment is reflected in the “Charges for (income from) exit activities” line of the Combined and Consolidated Statement of Income and

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

increased the operating results of the Company’s business segments as follows: Innerwear—$548; Outerwear—$358; Hosiery—$17; and International—$40.

After combining the amounts recognized in 2004, 2005, and 2006, the exit activities completed by the Company under these action plans reduced income before income taxes by a total of $25,699. This charge reflects the cost associated with terminating 4,425 employees and providing them with severance benefits in accordance with existing benefit plans or local employment laws. The specific location of these employees is summarized in a table contained in this note. This cumulative charge is reflected in the “Charges for (income from) exit activities” line in the Combined and Consolidated Statements of Income for 2004, 2005 and 2006. As of the end of 2006, all of the employees have been terminated and the severance obligation remaining in accrued liabilities on the Combined and Consolidated Balance Sheet was $172.

The following table summarizes the cumulative charges taken for the exit activities approved during 2004 and the related status as of July 1, 2006. Any accrued amounts remaining as of the end of 2006 represent those cash expenditures necessary to satisfy remaining obligations, which will be primarily paid in the next year.

			Accrued Exit
	Exit Costs	Cash	Costs as of
	Recognized	Payments	July 1, 2006

Employee termination and other benefits	$25,699	$(25,527)	$172

The following table summarizes the employee terminations by location and business segment. All actions were completed as of July 1, 2006.

		Puerto Rico
	United	and
Number of Employees	States	Latin America	Total

Innerwear	319	950	1,269
Outerwear	46	2,549	2,595
Hosiery	185	—	185
International	—	353	353
Corporate	23	—	23

Total	573	3,852	4,425

Business Reshaping

Beginning in the second quarter of 2001, the Company’s management approved a series of actions to exit certain defined business activities. The final series of actions was approved in the second quarter of 2002. Each of these actions was to be completed in a 12-month period after being approved. All actions included in this program have been completed. The impact of these actions on income before income taxes is described below.

During 2004, exit activities were completed for amounts that were more favorable than originally anticipated. As a result, the costs previously accrued were adjusted and resulted in an increase of $1,548 to income before income taxes. The $1,548 consists of a $147 credit for employee termination benefits, a credit of $1,352 for noncancelable leases and other third-party obligations, and a credit of $49 for previously recognized losses on the disposal of property and equipment. The adjustment for severance benefits resulted from the actual costs to settle the termination benefits being lower than expected. The adjustment for noncancelable leases and other third-party obligations resulted from settling these liabilities for less than originally estimated. These adjustments are reflected in the “Charges for (income from) exit activities” line of

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

the Combined and Consolidated Statement of Income and increased the operating income of the Company’s business segments as follows: Innerwear—$1,336; Outerwear—$22; Hosiery—$62; and International—$128.

During 2005, certain noncancelable lease and other contractual obligations under this program were settled for amounts that were more favorable than originally anticipated. As a result, the costs previously accrued were adjusted and resulted in an increase of $133 to income before income taxes. This adjustment is reflected in the “Charges for (income from) exit activities” line of the Combined and Consolidated Statement of Income and increased the operating income of the Innerwear segment.

During 2006, certain pension termination and other contractual obligations under this program were settled for amounts that were more favorable than originally anticipated. As a result, the costs previously accrued were adjusted and resulted in an increase of $557 to income before income taxes. This adjustment is reflected in the “Charges for (income from) exit activities” line of the Combined and Consolidated Statement of Income and increased the operating income of the Innerwear segment.

The following table summarizes the cumulative charges taken for approved exit activities under the Business Reshaping program since 2001 and the related status as of July 1, 2006. All actions included in this program have been completed. Any accrued amounts remaining as of the end of 2006 represent those cash expenditures necessary to satisfy remaining obligations, which will be primarily paid in the next 4 years.

				Accrued Exit
	Cumulative	Actual Loss		Costs as of
	Exit Costs	on Asset	Cash	July 1,
	Recognized	Disposal	Payments	2006

Employee termination and other benefits	$81,483	$—	$(81,483)	$—
Pension termination costs	—	—	—	—
Other exit costs—includes noncancelable lease and other contractual obligations	10,277	—	(8,419)	1,858
Losses on disposals of property and equipment and other related costs	26,929	(26,929)	—	—
Losses on disposals of inventories	15,364	(15,364)	—	—
Moving and other related costs	1,862	—	(1,862)	—

	$135,915	$(42,293)	$(91,764)	$1,858

(6)	Sale of Accounts Receivable

Historically, the Company participated in a Sara Lee program to sell trade accounts receivable to a limited purpose subsidiary of Sara Lee. The subsidiary, a separate bankruptcy remote corporate entity, is consolidated in Sara Lee’s results of operations and statement of financial position. This subsidiary held trade accounts receivable that it purchased from the operating units and sold participating interests in those receivables to financial institutions, which in turn purchased and received ownership and security interests in those receivables. During 2005, Sara Lee terminated its receivable sale program and no receivables were sold under this program at the end of 2005. The amount of receivables sold under this program was $22,313 at the end of 2004. Changes in the balance of receivables sold are a component of operating cash flow (change in trade receivables) with an offset to a change in “Due from related entities” in the Combined and Consolidated Statement of Cash Flows. As collections reduced accounts receivable included in the pool, the operating units sold new receivables to the limited purpose subsidiary. The limited purpose subsidiary had the risk of credit loss on the sold receivables.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

The proceeds from the sale of the receivables were equal to the face amount of the receivables less a discount. The discount was based on a floating rate and was accounted for as a cost of the receivable sale program. This cost has been included in “Selling, general and administrative expenses” in the Combined and Consolidated Statements of Income. The calculated discount rate for 2004 and 2005 was 1.2%, resulting in aggregated costs of $4,981 and $4,020 in 2004 and 2005, respectively. The Company retained collection and administrative responsibilities for the participating interests in the defined pool.

(7)	Inventories

Inventories consisted of the following:

	July 3,	July 2,	July 1,
	2004	2005	2006

Raw materials	$116,314	$93,813	$104,728
Work in process	214,799	181,556	196,170
Finished goods	981,747	987,188	935,688

	$1,312,860	$1,262,557	$1,236,586

(8)	Investments in Affiliates

The Company’s investments in affiliates at July 3, 2004, July 2, 2005 and July 1, 2006 was $6,247, $87 and $200, respectively. The balance at July 3, 2004 primarily consists of a 49% interest in an Israeli yarn manufacturer joint venture that was consolidated in accordance with FIN 46-R during 2005.

The following table summarizes the status and results of the Company’s investments in affiliates:

	July 3,	July 2,	July 1,
	2004	2005	2006

Beginning investment	$6,930	$6,247	$87
Equity income	3,260	2,472	1
Dividends received	(3,943)	(3,030)	—
Consolidation of the Israeli joint venture	—	(5,602)	—
Purchase of investment	—	—	112

Ending investment	$6,247	$87	$200

The balances reported in the above table are recorded in the “Other noncurrent assets” line of the Combined and Consolidated Balance Sheets.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

(9)	Property, Net

Property is summarized as follows:

	July 3,	July 2,	July 1,
	2004	2005	2006

Land	$21,805	$22,033	$29,023
Buildings and improvements	411,168	405,277	463,146
Machinery and equipment	1,230,986	1,138,428	1,124,517
Construction in progress	41,057	41,005	32,235
Capital leases	26,525	28,358	25,966

	1,731,541	1,635,101	1,674,887
Less accumulated depreciation	1,130,317	1,076,444	1,057,866

Property, net	$601,224	$558,657	$617,021

The total depreciation expense recognized in 2004, 2005 and 2006 was $105,517, $108,791 and $105,173 respectively.

(10)	Notes Payable to Banks

The Company had the following short-term obligations at July 2, 2005 and July 1, 2006:

	Interest	Principal Amount
	Rate	2005	2006

364-day credit facility	3.16%	$81,972	$—
Other	4.69	1,331	3,471

		$83,303	$3,471

The Company maintained a 364-day short-term non-revolving credit facility under which the Company could borrow up to 107 million Canadian dollars at a floating rate of interest that was based upon either the announced bankers acceptance lending rate plus 0.6% or the Canadian prime lending rate. Under the agreement, the Company had the option to borrow amounts for periods of time less than 364 days. The facility expired at the end of the 364-day period and the amount of the facility could not be increased until the next renewal date. During fiscal 2004 and 2005 the Company and the bank renewed the facility. At the end of fiscal 2005, the Company had borrowings under this facility of $81,972 at an interest rate of 3.16%. In 2006, the borrowings under this agreement were repaid at the end of the year and the facility was closed.

Total interest paid on third party debt instruments was $3,945, $4,041 and $2,588 in 2004, 2005 and 2006, respectively.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

(11)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

		Net Unrealized		Accumulated
	Cumulative	Income (Loss)		Other
	Translation	on Cash Flow		Comprehensive
	Adjustment	Hedges	Tax Impact	Loss

Balance at July 3, 2004	$(33,600)	$1,883	$(651)	$(32,368)
Other comprehensive income (loss) activity	15,187	(1,408)	380	14,159

Balance at July 2, 2005	$(18,413)	$475	$(271)	$(18,209)
Other comprehensive income (loss) activity	13,518	(6,051)	2,358	9,825

Balance at July 1, 2006	$(4,895)	$(5,576)	$2,087	$(8,384)

(12)	Leases

The Company leases certain buildings, equipment and vehicles under agreements that are classified as capital leases. The building leases have original terms that range from ten to 15 years, while the equipment and vehicle leases generally have terms of less than seven years.

The gross amount of plant and equipment and related accumulated depreciation recorded under capital leases were as follows:

	July 3,	July 2,	July 1,
	2004	2005	2006

Buildings	$8,258	$8,258	$7,624
Machinery and equipment	881	3,660	3,700
Vehicles	17,386	16,440	14,642

	26,525	28,358	25,966
Less accumulated depreciation	17,808	20,132	21,439

Net capital leases	$8,717	$8,226	$4,527

Depreciation expense for capital lease assets was $4,321 in 2004, $4,467 in 2005 and $3,233 in 2006.

Rental expense under operating leases was $45,997 in 2004, $52,055 in 2005 and $54,874 in 2006.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of July 1, 2006 were as follows:

	Capital	Operating
	Leases	Leases

Fiscal year:
2007	$2,887	$37,624
2008	1,886	30,895
2009	881	23,517
2010	271	18,966
2011	—	17,691
Thereafter	—	13,592

Total minimum lease payments	5,925	$142,285

Less amount representing interest	526

Present value of net minimum capital lease payments	5,399
Less current installments of obligations under capital leases	2,613

Obligations under capital leases, excluding current installments	$2,786

(13)	Commitments and Contingencies

The Company is a party to various pending legal proceedings, claims and environmental actions by government agencies. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a provision with respect to a claim, suit, investigation, or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to the particular matter. The recorded liabilities for these items were not material to the Combined and Consolidated Financial Statements of the Company in any of the years presented. Although the outcome of such items cannot be determined with certainty, the Company’s legal counsel and management are of the opinion that the final outcome of these matters will not have a material adverse impact on the consolidated financial position, results of operations or liquidity.

License Agreements

The Company is party to several royalty-bearing license agreements for use of third-party trademarks in certain of their products. The license agreements typically require a minimum guarantee to be paid either at the commencement of the agreement, by a designated date during the term of the agreement or by the end of the agreement period. When payments are made in advance of when they are due, the Company records a prepayment and amortizes the expense in the “Cost of sales” line of the Combined and Consolidated Income Statements uniformly over the guaranteed period. For guarantees required to be paid at the completion of the agreement, royalties are expensed through “Cost of sales” as the related sales are made. Management has reviewed all license agreements and concluded that these guarantees do not fall under Statement of Financial Accounting Standards Interpretation No. 45 Reporting Requirements, and accordingly, there are no liabilities recorded at inception of the agreements.

For fiscal years 2004, 2005 and 2006, the Company incurred royalty expense of approximately $9,570, $10,571 and $12,554, respectively.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

Minimum amounts due under the license agreements are approximately $10,818 in 2007, $7,850 in 2008, $6,355 in 2009, and $3,500 in 2010.

(14)	Intangible Assets and Goodwill

(a)	Intangible Assets

The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

		Accumulated	Net Book
	Gross	Amortization	Value

2004:
Intangible assets subject to amortization:
Trademarks and brand names	$34,890	$19,181	$15,709
Computer software	26,044	19,507	6,537

	$60,934	$38,688	22,246

Trademarks and brand names not subject to amortization			130,568

Net book value of intangible assets			$152,814

		Accumulated	Net Book
	Gross	Amortization	Value

2005:
Intangible assets subject to amortization:
Trademarks and brand names	$89,457	$26,457	$63,000
Computer software	24,721	22,836	1,885
Other intangibles	1,873	16	1,857

	$116,051	$49,309	66,742

Trademarks and brand names not subject to amortization			79,044

Net book value of intangible assets			$145,786

		Accumulated	Net Book
	Gross	Amortization	Value

2006:
Intangible assets subject to amortization:
Trademarks and brand names	$182,914	$50,815	$132,099
Computer software	26,963	24,368	2,595
Other intangibles	1,873	203	1,670

	$211,750	$75,386

Net book value of intangible assets			$136,364

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

The amortization expense for intangibles subject to amortization was $8,712 in 2004, $9,100 in 2005 and $9,031 in 2006. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $6,894 in 2007, $5,851 in 2008, $5,436 in 2009, $5,135 in 2010, and $5,135 in 2011.

During 2004, trademarks with a net book value of $8,880 were moved to the finite lived category from the indefinite lived category and at the end of the year, the remaining $7,500 of this trademarks carrying value was written off. The sales of products with this trademark were primarily to a single large retailer and during 2004 that retailer elected to simplify is offerings and no longer carry this product. After evaluating alternatives, the Company concluded that the carrying value of the trademark could not be recovered and the amount was written off and included in “Selling, general and administrative expenses” in the Combined and Consolidated Statements of Income.

No impairment charges were recognized in 2005 or 2006. However, as a result of the annual impairment review, the Company concluded that certain trademarks had lives that were no longer indefinite. As a result of this conclusion, trademarks with a net book value of $51,524 and $79,044 in 2005 and 2006, respectively, were moved from the indefinite lived category and amortization was initiated over a 30 year period.

(b)	Goodwill

Goodwill and the changes in those amounts during the period are as follows:

Net book value at July 3, 2004	278,610
Foreign exchange	171

Net book value at July 2, 2005	$278,781
Foreign exchange	(126)

Net book value at July 1, 2006	$278,655

There was no impairment of goodwill in any of the years presented.

(15)	Guarantees

Due to the historical relationship between Sara Lee and the Company, there are various contracts under which Sara Lee has guaranteed certain third-party obligations relating to the Company’s business. Typically, these obligations arise from third-party credit facilities guaranteed by Sara Lee and as a result of contracts entered into by the Company’s entities and authorized by Sara Lee, under which Sara Lee agrees to indemnify a third-party against losses arising from a breach of representations and covenants related to such matters as title to assets sold, the collectibility of receivables, specified environmental matters, lease obligations and certain tax matters. In each of these circumstances, payment by Sara Lee is conditioned on the other party making a claim pursuant to the procedures specified in the contract, which procedures allow Sara Lee to challenge the other party’s claims. In addition, Sara Lee’s obligations under these agreements may be limited in terms of time and/or amount, and in some cases Sara Lee or the related entities may have recourse against third-parties for certain payments made by Sara Lee. It is not possible to predict the maximum potential amount of future payments under certain of these agreements, due to the conditional nature of Sara Lee’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Sara Lee under these agreements have not been material, and no amounts are accrued for these items on the Combined and Consolidated Balance Sheets.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

As of July 1, 2006, these contracts included the guarantee of credit limits with third-party banks, and guarantees over supplier purchases. The Company had not guaranteed or undertaken any obligation on behalf of Sara Lee or any other related entities as of July 1, 2006.

(16)	Financial Instruments and Risk Management

(a)	Currency Swaps

The Company has issued certain foreign currency-denominated debt instruments to a related entity and utilizes currency swaps to reduce the variability of functional currency cash flows related to the foreign currency debt.

The Company records gains and losses on these derivative instruments using mark-to-market accounting. Under this accounting method, the changes in the market value of outstanding financial instruments are recognized as gains or losses in the period of change. All derivatives using mark-to-market accounting were settled in 2005.

The fair value of currency swaps is determined based upon externally developed pricing models, using financial data obtained from swap dealers.

		Weighted Average
	Notional	Interest Rates(2)
Currency Swap	Principal(1)	Receive	Pay

2004: Receive variable—pay variable	$247,875	2.5	1.7

(1)	The notional principal is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction and is equal to the amount of foreign currency or dollar principal exchanged at maturity, if applicable.

(2)	The weighted-average interest rates are at the balance sheet date.

(b)	Forward Exchange and Option Contracts

The Company uses forward exchange and option contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions, foreign currency-denominated product sourcing transactions, foreign currency-denominated investments and other known foreign currency exposures. Gains and losses on these contracts are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The principal currencies hedged by the Company include the European euro, Mexican peso, Canadian dollar and Japanese yen.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

The following table summarizes by major currency the contractual amounts of the Company’s forward exchange contracts in U.S. dollars. The bought amounts represent the net U.S. dollar equivalent of commitments to purchase foreign currencies, and the sold amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year.

	July 3,	July 2,	July 1,
	2004	2005	2006

Foreign currency—bought (sold):
Canadian dollar	$(34,701)	$(36,413)	$(30,155)
European euro	2,459	1,388	1,006
Japanese yen	(10,404)	(17,078)	(5,837)
Mexican peso	(13,799)	(15,830)	—
Colombian peso	—	4,550	9,579
Other	—	(1,365)	—

The Company held foreign exchange option contracts to reduce the foreign exchange fluctuations on anticipated purchase transactions. The following table summarizes the notional amount of option contracts to sell foreign currency, in U.S. dollars:

	July 3,	July 2,	July 1,
	2004	2005	2006

Foreign currency—sold:
European euro	$1,302	$12,285	$11,066
Japanese yen	—	—	6,029

The following table summarizes the net derivative gains or losses deferred into accumulated other comprehensive loss and reclassified to earnings in 2004, 2005 and 2006.

	Years Ended
	July 3,	July 2,	July 1,
	2004	2005	2006

Net accumulated derivative gain (loss) deferred at beginning of year	$(4,740)	$1,883	$475
Deferral of net derivative gain (loss) in accumulated other comprehensive loss	3,585	(1,620)	(4,452)
Reclassification of net derivative loss (gain) to income	3,038	212	(1,599)

Net accumulated derivative gain (loss) at end of year	$1,883	$475	$(5,576)

The Company expects to reclassify into earnings during the next 12 months net loss from accumulated other comprehensive income of approximately $5,576 at the time the underlying hedged transactions are realized. During the years ended July 3, 2004, July 2, 2005 and July 1, 2006 the Company recognized expense of $0, $554 and $306, respectively, for hedge ineffectiveness related to cash flow hedges. Amounts reported for hedge ineffectiveness are not included in accumulated other comprehensive loss and therefore, not included in the above table.

There were no derivative losses excluded from the assessment of effectiveness or gains or losses resulting from the disqualification of hedge accounting for 2004, 2005 and 2006.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

(c)	Fair Values

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of July 3, 2004, July 2, 2005 and July 1, 2006. The carrying amounts of the Company’s notes payable to parent companies, notes payable to banks, notes payable to related entities and funding receivable/payable with parent companies approximated fair value as of July 3, 2004, July 2, 2005 and July 1, 2006 primarily due to the short-term nature of these instruments. The fair values of the remaining financial instruments recognized in the Combined and Consolidated Balance Sheets of the Company at the respective year ends were:

	July 3,	July 2,	July 1,
	2004	2005	2006

Currency swaps	$56,258	$—	$—
Foreign currency forwards and options	1,434	348	1,168

The fair value of the currency swaps is determined based upon externally developed pricing models, using financial market data obtained from swap dealers. The fair value of foreign currency forwards and options is based upon quoted market prices obtained from third-party institutions.

(d)	Concentration of Credit Risk

Trade accounts receivable due from customers that the Company considers highly leveraged were $79,598 at July 3, 2004, $100,314 at July 2, 2005 and $121,870 at July 1, 2006. The financial position of these businesses has been considered in determining allowances for doubtful accounts.

(17)	Employee Benefit Plans

Historically employees who meet certain eligibility requirements have participated in defined benefit pension plans sponsored by Sara Lee. These defined benefit pension plans include employees from a number of domestic Sara Lee business units. All obligations pursuant to these plans have historically been obligations of Sara Lee and as such, are not included on the Company’s Combined and Consolidated Balance Sheets. The annual cost of the Sara Lee defined benefit plans is allocated to all of the participating businesses based upon a specific actuarial computation which is followed consistently.

Additionally, the Company sponsors two noncontributory defined benefit plans, the Playtex Apparel, Inc. Pension Plan and the National Textiles L.L.C. Pension Plan, for certain qualifying individuals. Beginning in 2006, the Company assumed the National Textiles L.L.C. Pension Plan through the acquisition of National Textiles.

The annual expense incurred by the Company for these defined benefit plans is as follows:

	Years Ended
	July 3,	July 2,	July 1,
	2004	2005	2006

Playtex Apparel, Inc. Pension Plan	$753	$9	$(234)
National Textiles L.L.C. Pension Plan	—	—	(1,059)
Participation in Sara Lee sponsored defined benefit plans	67,340	46,675	30,835

Total pension plan expense	$68,093	$46,684	$29,542

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

The components of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended
	July 3,	July 2,	July 1,
	2004	2005	2006

Service costs	$2	$1	$—
Interest cost	1,297	1,274	5,291
Expected return on assets	(1,226)	(1,510)	(6,584)
Amortization of:
Prior service cost	232	232	—
Net actuarial loss	448	12	—

Net periodic pension cost	$753	$9	$(1,293)

The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	July 3,	July 2,	July 1,
	2004	2005	2006

Projected benefit obligation:
Beginning of year	$24,293	$23,910	$22,456
Service cost	2	1	—
Interest cost	1,297	1,274	5,292
Benefits paid	(1,622)	(1,635)	(7,129)
Net transfer in due to acquisition	—	—	94,011
Actuarial (gain) loss	(60)	(1,094)	(1,325)

End of year	23,910	22,456	113,305

Fair value of plan assets:
Beginning of year	16,531	20,026	19,443
Actual return/(loss) on plan assets	5,118	1,051	3,544
Net transfer in due to acquisition	—	—	85,649
Benefits paid	(1,623)	(1,634)	(7,129)

End of year	20,026	19,443	101,507

Funded status	(3,884)	(3,013)	(11,798)
Unrecognized:
Prior service cost	232	—	—
Actuarial loss	2,511	1,864	3,580

Accrued benefit cost recognized	$(1,141)	$(1,149)	$(8,218)

Accrued benefit costs related to the Company’s defined benefit pension plans are reported in the “Accrued liabilities—Payroll and employee benefits” and “Other noncurrent liabilities” lines of the Combined and Consolidated Balance Sheets.

The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligations of the Company’s defined benefit pension

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

plans as of the measurement dates in 2004, 2005 and 2006 were $23,910, $22,456 and $113,305, respectively, which equals the projected benefit obligation.

(a)	Measurement Date and Assumptions

A March 31 measurement date is used to value plan assets and obligations for the Company’s defined benefit pension plans. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the three years were as follows:

	July 3,	July 2,	July 1,
	2004	2005	2006

Net periodic benefit cost:
Discount rate	5.50%	5.50%	5.60%
Long-term rate of return on plan assets	7.75	7.83	7.76
Rate of compensation increase	5.87	4.50	4.00
Plan obligations:
Discount rate	5.50%	5.60%	5.80%
Rate of compensation increase	4.50	4.00	4.00

(b)	Plan Assets, Expected Benefit Payments, and Funding

The allocation of pension plan assets as of the respective year end measurement dates is as follows:

	July 3,	July 2,	July 1,
	2004	2005	2006

Asset category:
Equity securities	61%	58%	61%
Debt securities	33	31	38
Real estate	4	4	—
Cash and other	2	7	1

The investment objectives for the pension plan assets are designed to generate returns that will enable the pension plans to meet their future obligations.

(18)	Postretirement Health-Care and Life-Insurance Plans

Historically, employees who meet certain eligibility requirements have participated in postretirement health-care and life insurance plans sponsored by Sara Lee. These plans include employees from a number of domestic Sara Lee business units. The annual cost of the Sara Lee plans is allocated to all of the participating businesses based upon a specific actuarial computation which is consistently followed. All obligations pursuant to these plans have historically been obligations of Sara Lee and as such, are not included on the Company’s Combined and Consolidated Balance Sheets.

The annual expense incurred by the Company for these postretirement health-care and life insurance plans is as follows:

	Year Ended
	July 3, 2004	July 2, 2005	July 1, 2006

Participation in Sara Lee sponsored postretirement and life insurance plans	$6,899	$7,794	$6,188

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

(19)	Income Taxes

The provisions for income tax computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Years Ended
	July 3,	July 2,	July 1,
	2004	2005	2006

Income before income taxes:
Domestic	4.2%	(35.5)%	23.4%
Foreign	95.8	135.5	76.6

	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
Tax on remittance of foreign earnings	4.7	14.5	3.3
Finalization of tax reviews and audits	(32.0)	(5.8)	—
Foreign taxes less than U.S. statutory rate	(10.8)	(7.7)	(8.3)
Taxes related to earnings previously deemed permanently invested	—	9.1	—
Benefit of foreign tax credit	(8.2)	(7.3)	(4.5)
Other, net	(0.8)	(1.0)	(3.0)

Taxes at effective worldwide tax rates	(12.1)%	36.8%	22.5%

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total

Year ended July 3, 2004
Domestic	$(95,476)	$43,322	$(52,154)
Foreign	13,497	(12,063)	1,434
State	2,040	—	2,040

	$(79,939)	$31,259	$(48,680)

Year ended July 2, 2005
Domestic	$28,332	$74,780	$103,112
Foreign	30,655	(8,070)	22,585
State	1,310	—	1,310

	$60,297	$66,710	$127,007

Year ended July 1, 2006
Domestic	$119,598	$(27,103)	$92,495
Foreign	18,069	(1,911)	16,158
State	2,964	(17,790)	(14,826)

	$140,631	$(46,804)	$93,827

	2004	2005	2006

Cash payments for income taxes	$11,753	$16,099	$14,035

Cash payments above represent cash tax payments made by the Company in foreign jurisdictions. During the periods presented, tax payments made in the U.S. were made by Sara Lee on the Company’s behalf and were settled in the funding payable with parent companies account.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

The deferred tax assets and liabilities at the respective year-ends were as follows:

	July 3,	July 2,	July 1,
	2004	2005	2006

Deferred tax assets:
Nondeductible reserves	$12,833	$14,424	$14,580
Inventory	71,933	99,887	97,633
Capital loss	248,118	248,118	23,149
Accrued expenses	25,691	36,468	39,871
Employee benefits	64,032	49,412	65,105
Charitable contributions	20,763	11,216	—
Net operating loss and other tax carryforwards	51,021	40,913	37,641
Other	11,620	8,361	7,237

Gross deferred tax assets	506,011	508,799	285,216
Less valuation allowances	(268,332)	(269,633)	(47,127)

Deferred tax assets	237,679	239,166	238,089

Deferred tax liabilities:
Prepaids	4,183	5,837	5,803
Property and equipment	12,175	12,283	2,601
Intangibles	26,533	29,029	30,604
Foreign dividends declared but not received	25,552	50,645	8,828

Deferred tax liabilities	68,443	97,794	47,836

Net deferred tax assets	$169,236	$141,372	$190,253

The valuation allowance for deferred tax assets as of July 3, 2004, July 2, 2005 and July 1, 2006 was, $268,332, $269,633 and $47,127 respectively. The net change in the total valuation allowance for the years ended July 3, 2004, July 2, 2005 and July 1, 2006 were $217, $1,301 and ($222,506), respectively.

The valuation allowance relates in part to deferred tax assets established under SFAS No. 109 for loss carryforwards at July 3, 2004, July 2, 2005 and July 1, 2006 of $16,270, $18,116 and $21,123, respectively, and to foreign goodwill of $3,944 at July 3, 2004, $3,399 at July 2, 2005 and $2,855 at July 1, 2006.

In addition, a $248,118 valuation allowance exists for capital losses resulting from the sale of U.S. apparel capital assets in 2001 and 2003. Of these capital losses ($224,969) expired unused at July 1, 2006. The remaining ($23,149) capital losses are due to expire unused in 2008 and have a 100% valuation allowance.

Since Sara Lee will retain the liabilities related to income tax contingencies for all periods prior to the spin off, such amounts have been reflected in the “Parent companies’ equity investment” line of the Combined and Consolidated Balance Sheets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.

At July 1, 2006, the Company has net operating loss carryforwards of approximately $89,880 which will expire as follows:

Years Ending:

June 30, 2007	$5,330
June 28, 2008	10,984
June 27, 2009	1,616
July 3, 2010	7,048
July 2, 2011 and thereafter	64,902

The Company recognized a $50.0 million tax charge related to the repatriation of the earnings of foreign subsidiaries to the U.S. in 2005.

In addition, the Company recognized a $31.6 million tax charge for extraordinary dividends associated with the American Jobs Creation Act of 2004 (Act). On October 22, 2004, the President of the United States signed the Act which created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.

At July 1, 2006, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. If these earnings had not been permanently reinvested, deferred taxes of approximately $52.9 million would have been recognized in the Combined and Consolidated Financial Statements.

(20)	Relationship with Sara Lee and Related Entities

During the periods presented, the Company participated in a number of corporate-wide programs administered by Sara Lee. These programs included participation in Sara Lee’s Global Cash Funding System, insurance programs, employee benefit programs, worker’s compensation programs, and tax planning services. As part of the Company’s participation in Sara Lee’s Global Cash Funding System, Sara Lee provided all funding used for working capital purposes or other investment needs. These funding amounts are reflected in these financial statements and described further below. Sara Lee has issued debt for general corporate purposes and this debt and related interest have not been allocated to these financial statements. The following is a discussion of the relationship with Sara Lee, the services provided and how they have been accounted for in the Company’s financial statements.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

(a)	Amounts due to or from Parent Companies and Related Entities

The amounts due (to) from parent companies and related entities were as follows:

	July 3, 2004	July 2, 2005	July 1, 2006

Due from related entities	$73,430	$26,194	$273,428
Funding receivable with parent companies	55,379	—	161,686
Notes receivable from parent companies	432,748	90,551	1,111,167
Due to related entities	(97,592)	(59,943)	(43,115)
Funding payable with parent companies	—	(317,184)	—
Notes payable to parent companies	(478,295)	(228,152)	(246,830)
Notes payable to related entities	(436,387)	(323,046)	(466,944)

Net amount due (to) from parent companies and related entities	$(450,717)	$(811,580)	$789,392

(b)	Allocation of Corporate Costs

The costs of certain services that were provided by Sara Lee to the Company during the periods presented have been reflected in these financial statements, including charges for services such as business insurance, medical insurance and employee benefit plans and allocations for certain centralized administration costs for treasury, real estate, accounting, auditing, tax, risk management, human resources and benefits administration. These allocations of centralized administration costs were determined using a proportional cost allocation method on bases that the Company and Sara Lee considered to be reasonable, including relevant operating profit, fixed assets, sales, and payroll. Allocated costs are included in the “Selling, general and administrative expenses” line of the Combined and Consolidated Income Statements and the “Parent companies’ equity investment” line of the Combined and Consolidated Balance Sheets. The total amount allocated for centralized administration costs by Sara Lee in 2004, 2005 and 2006 were $32,568, $34,213 and $37,478, respectively. These costs represent management’s reasonable allocation of the costs incurred. However, these amounts may not be representative of the costs necessary for the Company to operate as a separate standalone company. The “Net transactions with parent companies” line item in the Combined and Consolidated Statements of Parent Companies’ Equity primarily reflects dividends paid to parent companies and costs paid by Sara Lee on behalf of the Company.

(c)	Global Cash Funding System

During the periods presented, the Company participated in Sara Lee’s Global Cash Funding System. Sara Lee maintains a separate program for domestic operating locations and foreign locations.

Domestic Cash Funding System—In the Domestic Cash Funding System, the Company’s domestic operating locations maintained a bank account with a specific bank as directed by Sara Lee. These funding system bank accounts were linked together and were globally managed by Sara Lee. The Company recorded two types of transactions in the funding system bank account as follows—(1) cash collections from the Company’s operations were deposited into the account, and (2) any cash borrowings or charges which were used to fund operations were taken from the account. Cash collections deposited into this account generally included all cash receipts made by the operating locations. Cash borrowings made by the Company from the Sara Lee cash concentration system were used to fund operating expenses. Interest was not earned or paid on the domestic cash funding system account. A portion of cash in the Company’s bank accounts during the periods presented was part of the funding system utilized by Sara Lee where the bank had a right of offset for the Company accounts against other Sara Lee accounts.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

For the periods presented, transactions between the Company and Sara Lee consisted of the following:

	July 3,	July 2,	July 1,
	2004	2005	2006

Payable (receivable) balance at beginning of period	$(94,803)	$(55,379)	$317,184
Cash collections from operations	(1,257,636)	(1,180,617)	(2,225,050)
Cash borrowings and other payments	1,297,060	1,553,180	1,746,180

(Receivable) payable balance at end of period	$(55,379)	$317,184	$(161,686)

Average balance during the period	$(75,091)	$130,902	$77,749

The receivable or payable at the end of each period is reported in the “Funding receivable with parent companies” or “Funding payable with parent companies” line of the Combined and Consolidated Balance Sheets. These amounts were generally settled on a monthly basis, and therefore have been shown in current assets or liabilities on the Combined and Consolidated Balance Sheets. The “Net transactions with parent companies” line on the Combined and Consolidated Statements of Cash Flows primarily reflects the cash activity in the funding (receivable) payable with parent and cash activity in the “Parent companies’ equity investment” line in the balance sheet.

Foreign Cash Pool System — The Company maintained a bank account with a bank selected by Sara Lee in each foreign operating location. Within each country, one Sara Lee entity is designated as the cash pool leader and the individual bank accounts that each subsidiary maintains were linked with the country’s cash pool leader account. During each day, under the cash pooling arrangement, each individual participant can either deposit funds into the cash pool account from the collection of receivables or withdraw funds from the account to fund working capital or other cash needs of the business. At the end of the day, the cash pool leader sweeps all cash balances in the country’s cash pool accounts into the cash pool leader’s account, or funds any overdrawn accounts so that each cash pool participant account has a zero balance at the end of the day. The cash pool leader controls all funds in the leader’s account. As cash is swept into or out of a cash pool account, an intercompany payable or receivable is established between the cash pool leader and the participant. The net receivable or payable balance in the intercompany account earns interest or pays interest at the applicable country’s market rate. The net interest income (expense) recognized on the cash pool intercompany account by the Company for 2004, 2005 and 2006 was $579, $84 and ($1,092), respectively. At the end of 2004, 2005 and 2006, the Company reported the cash pool balances of $42,913, $14,458 and $1,109, respectively, in the “Due from related entities” line and $49,970, $40,740 and $39,739, respectively, in the “Due to related entities” line of the Combined and Consolidated Balance Sheets. Sara Lee and the Company did not intend on repaying any of these outstanding amounts upon completion of the spin off and therefore these amounts are shown in current assets or liabilities on the Combined and Consolidated Balance Sheet.

(d)	Intercompany Loans

During the periods presented, certain of the Company’s divisions had various short-term loans to and from Sara Lee and other parent companies. The purpose of these loans was to provide funds for certain working capital or other capital and operating requirements of the business. These loans maintained fixed interest rates ranging from 1.32% to 5.60%, 1.8% to 5.60%, 3.60% to 5.66% at July 3, 2004, and July 2, 2005 and July 1, 2006, respectively. The balances are reported in the short-term “Notes payable to parent companies” line and the short-term “Notes receivable from parent companies” line in the Combined and Consolidated Balance Sheets. Sara Lee and the Company did not intend on repaying these outstanding

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

amounts upon the completion of the spin off and therefore have shown these amounts in current assets or liabilities on the Combined and Consolidated Balance Sheets.

(e)	Other Transactions with Sara Lee Related Entities

During all periods presented, the Company’s entities engaged in certain transactions with other Sara Lee businesses that are not part of the Company, which included the purchase and sale of certain inventory, the exchange of services, and royalty arrangements involving the use of trademarks or other intangibles.

Transactions with related entities are summarized in the table below:

	2004	2005	2006

Sales to related entities	$1,365	$1,999	$1,630
Net royalty income	3,782	3,152	1,554
Net service expense	10,170	8,915	4,449
Interest expense	32,041	30,759	23,036
Interest income	6,795	16,275	5,807

The outstanding balances, excluding interest, resulting from such transactions are reported in the “Due to related entities” and the “Due from related entities” lines of the Combined and Consolidated Balance Sheets. Interest income and expense with related entities are reported in the “Interest income” and “Interest expense” lines of the Combined and Consolidated Statements of Income. The remaining balances included in these lines represent interest with third parties.

In addition to trade transactions, certain divisions within the Company had outstanding loans payable to related entities during the periods presented. The purpose of these loans was to provide additional capital to support operating requirements. These loans maintained fixed interest rates consistent with those related to intercompany loans with parent companies. The balances are reported in the “Notes payable to related entities” line of the Combined and Consolidated Balance Sheets.

(21)	Business Segment Information

The Company has four operating segments, each of which is a reportable segment. These segments are organized principally by product category and geographic location. Management of each segment is responsible for the assets and operations of these businesses. The types of products and services from which each reportable segment derives its revenues are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of women’s intimate apparel, men’s underwear, kids’ underwear, sleepwear and socks.

•	Outerwear sells basic branded products that are seasonal in nature under the product categories of casualwear and activewear.

•	Hosiery sells legwear products in product categories such as panty hose and knee highs.

•	International relates to the Asia, Canada and Latin America geographic locations which sell products that span across each of the Company’s reportable segments.

The Company’s management uses operating segment income, which is defined as operating income before general corporate expenses and amortization of trademarks and customer relationship intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

Interest and other debt expense, as well as income tax expense, are centrally managed, and accordingly, such items are not presented by segment since they are not included in the measure of segment profitability reviewed by management. The accounting policies of the segments are the same as those described in note 3, “Summary of Significant Accounting Policies.”

	Years Ended
	July 3,	July 2,	July 1,
	2004	2005	2006

Net sales(1)(2):
Innerwear	$2,704,500	$2,740,653	$2,648,320
Outerwear	1,243,108	1,300,812	1,230,621
Hosiery	401,052	353,540	305,704
International	367,590	354,547	387,994

Net sales	4,716,250	4,749,552	4,572,639
Intersegment	(83,509)	(65,869)	(99,807)

Total net sales	$4,632,741	$4,683,683	$4,472,832

	Years Ended
	July 3,	July 2,	July 1,
	2004	2005	2006

Operating segment income(3)(4)(5):
Innerwear	$334,111	$261,267	$323,556
Outerwear	52,356	61,310	85,632
Hosiery	53,929	52,954	54,548
International	25,125	21,705	32,792

Total operating segment income	465,521	397,236	496,528
Amortization of trademarks and other intangibles	(8,712)	(9,100)	(9,031)
General corporate expenses	(31,524)	(28,656)	(53,897)

Total income from operations	425,285	359,480	433,600
Net interest expense	(24,413)	(13,964)	(17,280)

Income before income taxes	$400,872	$345,516	$416,320

	July 3,	July 2,	July 1,
	2004	2005	2006

Assets:
Innerwear	$2,802,379	$2,797,295	$2,893,375
Outerwear	977,481	840,683	990,149
Hosiery	193,083	160,953	190,714
International	259,518	284,868	330,321

	4,232,461	4,083,799	4,404,559
Corporate(6)	170,297	153,355	486,516

Total assets	$4,402,758	$4,237,154	$4,891,075

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

	Years Ended
	July 3,	July 2,	July 1,
	2004	2005	2006

Depreciation expense for fixed assets:
Innerwear	$54,987	$62,507	$57,293
Outerwear	22,260	20,413	20,403
Hosiery	15,172	11,356	14,428
International	7,479	3,123	2,787

	99,898	97,399	94,911
Corporate	5,619	11,392	10,262

Total depreciation expense for fixed assets	$105,517	$108,791	$105,173

	Years Ended
	July 3,	July 2,	July 1,
	2004	2005	2006

Additions to long-lived assets:
Innerwear	$38,064	$22,281	$34,007
Outerwear	13,560	25,855	45,716
Hosiery	5,156	2,233	5,017
International	3,261	3,039	5,132

	60,041	53,408	89,872
Corporate	3,592	13,727	20,207

Total additions to long-lived assets	$63,633	$67,135	$110,079

(1)	Includes sales between segments. Such sales are at transfer prices that are at cost plus markup or at prices equivalent to market value.

(2)	Intersegment sales included in the segment’s net sales are as follows:

	Years Ended
	July 3,	July 2,	July 1,
	2004	2005	2006

Innerwear	$5,516	$4,844	$5,293
Outerwear	25,211	17,937	21,625
Hosiery	44,758	36,151	36,881
International	8,024	6,937	36,008

Total	$83,509	$65,869	$99,807

(3)	Includes income recognized for exit activities in the 2006 Combined and Consolidated Statement of Income that impacted total operating segment expense by $101 and impacted the operating income of the Company’s business segments as follows: Innerwear—income of $148; Outerwear—income of $416; Hosiery—income of $57; International—income of $895; and Corporate—a charge of $1,415.

(4)	Includes charges recognized for exit activities in the 2005 Combined and Consolidated Statement of Income that impacted total operating segment income by $51,527 and impacted the operating income of

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

the Company’s business segments as follows: Innerwear—a charge of $19,735; Outerwear—a charge of $17,437; Hosiery—a charge of $2,986; International—a charge of $4,536; and Corporate—a charge of $6,833.

(5)	Includes charges recognized for exit activities in the 2004 Combined and Consolidated Statement of Income that impacted total operating segment income by $27,466 and impacted the operating income of the Company’s business segments as follows: Innerwear—a charge of $7,904; Outerwear—a charge of $5,684; Hosiery—a charge of $2,420; International—a charge of $8,914; and Corporate—a charge of $2,544.

(6)	Principally cash and equivalents, certain fixed assets, net deferred tax assets and certain other noncurrent assets.

Sales to Wal-Mart, Target and Kohl’s were substantially in the Innerwear and Outerwear segments and represented 29%, 12% and 6% of total sales in 2006, respectively.

Worldwide sales by product category for Innerwear, Outerwear and Hosiery were $2,845,347, $1,292,308 and $335,177, respectively, in 2006.

(22)	Geographic Area Information

	Years Ended or at
	July 3,		July 2,		July 1,
	2004		2005		2006
		Long-Lived		Long-Lived		Long-Lived
	Sales	Assets	Sales	Assets	Sales	Assets

United States	$4,257,886	$846,311	$4,307,940	$770,917	$4,105,168	$862,280
Mexico	97,848	45,745	79,352	42,897	77,516	35,376
Central America	4,304	101,015	4,511	98,168	3,185	49,166
Japan	85,129	7,126	91,337	6,202	85,898	4,979
Canada	109,228	7,904	113,782	7,496	118,798	6,828
Other	76,981	24,547	84,762	57,544	80,637	73,411

	4,631,376	$1,032,648	4,681,684	$983,224	4,471,202	$1,032,040

Related party	1,365		1,999		1,630

	$4,632,741		$4,683,683		$4,472,832

HANESBRANDS

Notes to Combined and Consolidated Financial Statements—(Continued)
July 3, 2004, July 2, 2005 and July 1, 2006
(dollars in thousands, except per share data)

(23)	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth

2004:
Net sales	$1,181,892	$1,146,289	$1,084,327	$1,220,233
Gross profit	395,054	377,737	368,891	399,033
Net income	84,705	79,227	82,644	202,976
2005:
Net sales	$1,217,359	$1,239,144	$1,071,830	$1,155,350
Gross profit	388,128	382,432	328,776	360,776
Net income (loss)	101,406	100,921	25,166	(8,984)
2006:
Net sales	$1,137,960	$1,181,878	$1,032,861	$1,120,133
Gross profit	369,518	393,460	340,893	381,461
Net income	82,603	106,012	74,593	59,285

The amounts above include the impact of exit activities as described in note 5 to the Combined and Consolidated Financial Statements.

(24)	Subsequent Events

On August 7, 2006, Sara Lee approved the distribution ratio, record date and distribution date for the spin off. Sara Lee completed the spin off on September 5, 2006 by distributing the Company’s common stock in a pro rata dividend to Sara Lee shareholders. Sara Lee shareholders received one share of Hanesbrands common stock for every eight shares of Sara Lee common stock held as of the close of business on August 18, 2006. Sara Lee’s distribution of the Company’s common stock occurred on September 5, 2006. Shareholders received a cash payment for fractional shares they would otherwise have received, after making appropriate deductions for any required tax withholdings. All of the Company’s shares owned by Sara Lee were distributed to Sara Lee shareholders.

In August 2006, Sara Lee received a private letter ruling from the Internal Revenue Service that the spin off will qualify as a tax-free distribution under U.S. tax rules.

In connection with the spin off, on September 5, 2006, the Company made a one-time payment of $2.4 billion to Sara Lee, which was funded by new debt of $2.6 billion.

HANESBRANDS

VALUATION AND QUALIFYING ACCOUNTS
Years ended July 3, 2004, July 2, 2005, and July 2, 2006
(dollars in thousands)

	Balance at	Additions
	Beginning of	Charged to costs			Balance at
Description	Year	and Expenses	Deductions(1)	Other(2)	End of Year

Allowance for trade accounts receivable Year-ended:
July 3, 2004	$56,112	$84,239	$(79,988)	$(455)	$59,908
July 2, 2005	59,908	68,752	(81,887)	1,056	47,829
July 1, 2006	47,829	56,883	(63,470)	386	41,628

(1)	Represents accounts receivable written-off.

(2)	Represents primarily currency translation adjustments.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
4.1	Rights Agreement between Hanesbrands Inc. and Computershare Trust Company, N.A., Rights Agent. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
4.2	Form of Rights Certificate (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
10.1	Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.2	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.3	Form of Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.4	Form of Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006. (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.5	Hanesbrands Inc. Retirement Savings Plan (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.6	Hanesbrands Inc. Supplemental Employee Retirement Plan (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.7	Hanesbrands Inc. Performance-Based Annual Incentive Plan (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.8	Hanesbrands Inc. Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.9	Hanesbrands Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.10	Hanesbrands Inc. Executive Long-Term Disability Plan (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.11	Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (incorporated by reference from Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

E-1

Exhibit
Number	Description

10.12	Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.13	Severance Agreement dated September 1, 2006 between Hanesbrands Inc. and Richard A. Noll (incorporated by reference from Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.14	Severance Agreement dated September 1, 2006 between Hanesbrands Inc. and Joan P. McReynolds (incorporated by reference from Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.15	Severance Agreement dated September 1, 2006 between Hanesbrands Inc. and Kevin D. Hall (incorporated by reference from Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.16	Severance Agreement dated September 1, 2006 between Hanesbrands Inc. and Michael Flatow (incorporated by reference from Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.17	Severance Agreement dated September 1, 2006 between Hanesbrands Inc. and Gerald W. Evans Jr. (incorporated by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.18	Severance Agreement between Hanesbrands Inc. and E. Lee Wyatt Jr. (incorporated by reference from Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
10.19	Severance Agreement dated September 1, 2006 between Hanesbrands Inc. and Lee A. Chaden (incorporated by reference from Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.20	Severance Agreement dated September 1, 2006 between Hanesbrands Inc. and Kevin W. Oliver (incorporated by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006). *
10.21	Master Separation Agreement dated August 31, 2006 between Hanesbrands Inc. and Sara Lee Corporation.
10.22	Tax Sharing Agreement dated August 31, 2006 between Hanesbrands Inc. and Sara Lee Corporation.
10.23	Employee Matters Agreement dated August 31, 2006 between Hanesbrands Inc. and Sara Lee Corporation.
10.24	Master Transition Services Agreement dated August 31, 2006 between Hanesbrands Inc. and Sara Lee Corporation.
10.25	Real Estate Matters Agreement between Hanesbrands Inc. and Sara Lee Corporation.
10.26	Indemnification and Insurance Matters Agreement dated August 31, 2006 between Hanesbrands Inc. and Sara Lee Corporation.
10.27	Intellectual Property Matters Agreement dated August 31, 2006 between Hanesbrands Inc. and Sara Lee Corporation.
10.28	First Lien Credit Agreement dated September 5, 2006 between Hanesbrands Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as co-syndication agents and the joint lead arrangers and joint bookrunners, Citicorp USA, Inc. as administrative agent and Citibank, N.A. as collateral agent.†
10.29	Second Lien Credit Agreement dated September 5, 2006 between HBI Branded Apparel Limited, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as co-syndication agents and the joint lead arrangers and joint bookrunners, Citicorp USA, Inc. as administrative agent and Citibank, N.A. as collateral agent.†

E-2

Exhibit
Number	Description

10.30	Bridge Loan Agreement dated September 5, 2006 between Hanesbrands Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as co-syndication agents and the joint lead arrangers and joint bookrunners and Morgan Stanley Senior Funding, Inc. as administrative agent.†
21.1	Hanesbrands Inc. subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Richard A. Noll, Chief Executive Officer.
31.2	Certification of E. Lee Wyatt Jr., Chief Financial Officer.
32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2	Section 1350 Certification of E. Lee Wyatt Jr., Chief Financial Officer.
99.1	Categorical Standards for Director Independence.

*	Agreement relates to executive compensation.

†	Portions of this exhibit were redacted pursuant to confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

E-3