Form 10-Q
period 2006-09-30
Hanesbrands Inc.
filed 2006-11-13
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32891

Hanesbrands Inc.
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	20-3552316 (I.R.S. employer identification no.)
1000 East Hanes Mill Road Winston-Salem, North Carolina	27105
(Address of principal executive office)	(Zip code)

(336) 519-4400
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 1, 2006, there were 96,306,232 shares of the registrant’s common stock outstanding.

Trademarks, Trade Names and Service Marks

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Quarterly Report on Form 10-Q include the Hanes, Champion, C9 by Champion, Playtex, Bali, L’eggs, Just My Size, barely there and Wonderbra marks, which may be registered in the United States and other jurisdictions. Each trademark, trade name or service mark of any other company appearing in this Quarterly Report on Form 10-Q is, to our knowledge, owned by such other company.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other materials we have filed or will file with the Securities and Exchange Commission, or the “SEC,” contain, or will contain, certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements.

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. More information on factors that could affect the Company’s financial results is included from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any other change in events, conditions or circumstances on which any such statement is based, other than as required by law.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the SEC. You can inspect, read and copy these reports, proxy statements and other information at the public reference facilities the SEC maintains at 100 F Street, N.E., Washington, D.C. 20549.

We make available free of charge at www.hanesbrands.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. You can also obtain copies of these materials at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically with it. By referring to our website, www.hanesbrands.com, we do not incorporate our website or its contents into this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS

Condensed Combined and Consolidated Statements of Income
(unaudited)
(in thousands, except per share amounts)

	Quarter Ended
	September 30, 2006	October 1, 2005

Net sales	$1,118,968	$1,137,961
Cost of sales	753,337	768,442

Gross profit	365,631	369,519
Selling, general and administrative expenses	262,426	265,927
Restructuring	9,313	(228)

Operating profit	93,892	103,820
Interest expense, net	17,569	4,083

Income before income taxes	76,323	99,737
Income tax expense	25,978	17,133

Net income	$50,345	$82,604

Earnings per share:
Basic	$0.52	$0.86
Diluted	$0.52	$0.86
Weighted average shares outstanding:
Basic	96,306	96,306
Diluted	96,319	96,306

The accompanying notes are an integral part of the Condensed Combined and Consolidated Financial Statements.

HANESBRANDS

Condensed Combined and Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2006	July 1, 2006*

Assets
Cash and cash equivalents	$209,080	$298,252
Accounts receivable, less allowances of $44,380 at September 30, 2006 and $41,628 at July 1, 2006	516,778	523,430
Inventories	1,262,961	1,236,586
Deferred tax assets and other current assets	168,810	151,263
Due from related entities	—	273,428
Notes receivable from parent companies	—	1,111,167
Funding receivable with parent companies	—	161,686

Total current assets	2,157,629	3,755,812

Property, net	609,048	617,021
Trademarks and other identifiable intangibles, net	138,395	136,364
Goodwill	278,725	278,655
Deferred tax assets and other noncurrent assets	417,406	103,223

Total assets	$3,601,203	$4,891,075

Liabilities and Stockholders’ or Parent Companies’ Equity
Accounts payable and bank overdrafts	$203,972	$483,033
Accrued liabilities and other	403,905	368,561
Notes payable to banks	4,751	3,471
Current portion of long-term debt	26,500	—
Due to Sara Lee Corporation	26,306	—
Due to related entities	—	43,115
Notes payable to parent companies	—	246,830
Notes payable to related entities	—	466,944

Total current liabilities	665,434	1,611,954

Long-term debt	2,573,500	—
Other noncurrent liabilities	346,034	49,987

Total liabilities	3,584,968	1,661,941

Stockholders’ or parent companies’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value) Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 96,306,232 quarter ended September 30, 2006	963	—
Additional paid-in capital	73,074	—
Retained earnings (for the period subsequent to September 5, 2006)	9,230	—
Accumulated other comprehensive loss	(67,032)	(8,384)
Parent companies’ equity investment	—	3,237,518

Total stockholders’ or parent companies’ equity	16,235	3,229,134

Total liabilities and stockholders’ or parent companies’ equity	$3,601,203	$4,891,075

*	Derived from audited financial statements

The accompanying notes are an integral part of the Condensed Combined and Consolidated Financial Statements.

HANESBRANDS

Condensed Combined and Consolidated Statement of Stockholders’ or Parent Companies’ Equity
(unaudited)
(in thousands)

					Accumulated	Parent
			Additional		Other	Companies’
	Common Stock		Paid-In	Retained	Comprehensive	Equity
	Shares	Amount	Capital	Earnings	Loss	Investment	Total

Balances at July 1, 2006	—	$—	$—	$—	$(8,384)	$3,237,518	$3,229,134
Net income from July 2, 2006 through September 4, 2006	—	—	—	—	—	41,115	41,115
Net transactions with parent companies	—	—	—	—	—	(804,910)	(804,910)
Payments to Sara Lee Corporation in connection with the spin off	—	—	—	—	—	(2,400,000)	(2,400,000)
Consummation of spin off transaction on September 5, 2006, including distribution of Hanesbrands Inc. common stock by Sara Lee Corporation	96,306	963	72,760	—	—	(73,723)	—
Stock-based compensation	—	—	314	—	—	—	314
Net income from September 5, 2006 through September 30, 2006	—	—	—	9,230	—	—	9,230
Translation adjustments	—	—	—	—	(4,338)	—	(4,338)
Minimum pension liability, net of tax	—	—	—	—	(53,813)	—	(53,813)
Net unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(497)	—	(497)

Balances at September 30, 2006	96,306	$963	$73,074	$9,230	$(67,032)	$—	$16,235

The accompanying notes are an integral part of the Condensed Combined and Consolidated Financial Statements.

HANESBRANDS

Condensed Combined and Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Quarter Ended
	September 30, 2006	October 1, 2005

Operating activities:
Net income	$50,345	$82,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,906	23,258
Amortization of intangibles	1,667	2,089
Restructuring	—	(228)
Amortization of debt issuance costs	980	—
Deferred taxes and other	2,369	(3,955)
Changes in assets and liabilities, net of business acquired:
Accounts receivable	6,791	53,645
Inventories	(25,782)	27,658
Other assets	(10,749)	9,692
Due to and from related entities	—	(1,116)
Accounts payable	(8,657)	(31,439)
Accrued liabilities and other	9,943	13,684

Net cash provided by operating activities	54,813	175,892

Investing Activities:
Purchases of property and equipment	(20,181)	(19,419)
Acquisitions of business	—	(2,436)
Other	1,616	6,763

Net cash used in investing activities	(18,565)	(15,092)

Financing Activities:
Principal payments on capital lease obligations	(785)	(1,204)
Borrowings on notes payable to banks	1,280	1,047
Repayments on notes payable to banks	—	(16,584)
Issuance of debt under credit facilities	2,600,000	—
Cost of debt issuance	(45,906)	—
Payments to Sara Lee Corporation	(2,400,000)	—
Decrease in bank overdraft	(270,411)	—
Net transactions with parent companies	186,010	(887,960)
Net transactions with related entities	(195,381)	106,642

Net cash used in financing activities	(125,193)	(798,059)

Effect of changes in foreign exchange rates on cash	(227)	2,756

Decrease in cash and cash equivalents	(89,172)	(634,503)
Cash and cash equivalents at beginning of year	298,252	1,080,799

Cash and cash equivalents at end of period	$209,080	$446,296

The accompanying notes are an integral part of the Condensed Combined and Consolidated Financial Statements.

HANESBRANDS

Notes to Condensed Combined and Consolidated Financial Statements
(unaudited)
(dollars and shares in thousands, except per share data)

(1)  Background and Basis of Presentation

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the Company’s results of operations, financial position and cash flows. In the opinion of management, the condensed combined and consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows for the interim periods presented herein. The preparation of condensed combined and consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.

These condensed combined and consolidated interim financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

On February 10, 2005, Sara Lee Corporation (“Sara Lee”), announced an overall transformation plan to drive long-term growth and performance, which included spinning off Sara Lee’s apparel business in the Americas and Asia (the “Branded Apparel Americas and Asia Business”). In connection with the spin off, Sara Lee incorporated Hanesbrands Inc., a Maryland corporation (“Hanesbrands” and, together with its consolidated subsidiaries, the “Company”), to which it would transfer the assets and liabilities related to the Branded Apparel Americas and Asia Business. On August 31, 2006, Sara Lee transferred to the Company substantially all the assets and liabilities, at historical cost, comprising the Branded Apparel Americas and Asia Business.

On September 5, 2006, as a condition to the distribution to Sara Lee’s stockholders of all of the outstanding shares of the common stock of Hanesbrands, the Company distributed to Sara Lee a cash dividend payment of $1,950,000 and repaid a loan from Sara Lee in the amount of $450,000, and Sara Lee distributed to its stockholders all of the outstanding shares of Hanesbrands’ common stock, with each stockholder receiving one share of Hanesbrands’ common stock for each eight shares of Sara Lee’s common stock that they held as of the August 18, 2006 record date. As a result of such distribution, Sara Lee ceased to own any equity interest in the Company and the Company became an independent, separately traded, publicly held company.

The condensed combined and consolidated financial statements reflect the consolidated operations of Hanesbrands Inc. and its subsidiaries as a separate, stand-alone entity subsequent to September 5, 2006, in addition to the historical operations of the Branded Apparel Americas and Asia Business which were operated as part of Sara Lee prior to the spin off. These condensed combined and consolidated financial statements do not include Sara Lee’s European branded apparel operations or its private label business in the U.K. which have historically been operated and managed separately from the Branded Apparel Americas and Asia Business and have been or will be disposed of separately by Sara Lee. Under Sara Lee’s ownership, certain of the Branded Apparel Americas and Asia Business’s operations were divisions of Sara Lee and not separate legal entities, while the Branded Apparel Americas and Asia Business’s foreign operations were subsidiaries of Sara Lee. Because a direct ownership relationship did not exist among the various units comprising the Branded Apparel Americas and Asia Business prior to the spin off on September 5, 2006, Sara Lee’s parent companies’ equity investment is shown in lieu of stockholders’ equity in the condensed combined and consolidated financial statements. Subsequent to the spin off on September 5, 2006, the Company began accumulating its retained earnings and recognized the par value and paid-in-capital in connection with the issuance of approximately 96,306 shares of common stock.

HANESBRANDS

Notes to Condensed Combined and Consolidated Financial Statements — (Continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Management believes the assumptions underlying the condensed combined and consolidated financial statements for these periods are reasonable. However, the condensed combined and consolidated financial statements included herein for the period through September 5, 2006 do not necessarily reflect the Branded Apparel Americas and Asia Business’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Branded Apparel Americas and Asia Business been a stand-alone company during the periods presented.

(2)  Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the quarter ended September 30, 2006. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock. Outstanding stock options and restricted stock units represent the only potentially dilutive effects on the Company’s weighted average shares. There were no shares excluded from the calculation as a result of being anti-dilutive.

For the quarter ended September 30, 2006, there were 13 dilutive shares for purposes of computing diluted EPS. For the quarter ended October 1, 2005, basic and diluted EPS were computed using the number of shares of Hanesbrands stock outstanding on September 5, 2006, the date on which Hanesbrands common stock was distributed to stockholders of Sara Lee.

(3)  Stock-Based Compensation

The employees of the Company participated in the stock-based compensation plans of Sara Lee prior to the Company’s spin off on September 5, 2006. As a result of the spin off and consistent with the terms of the awards under Sara Lee’s plans, the outstanding Sara Lee stock options granted will generally expire six months after the spin off date. In connection with the spin off, vesting for all nonvested service-based Sara Lee RSUs was accelerated to the spin off date resulting in the recognition of $5,447 of additional compensation expense for the quarter ended September 30, 2006. Certain performance-based Sara Lee RSUs remain unvested through the spin off date.

The Company established the Hanesbrands Inc. Omnibus Incentive Plan of 2006, the (“Hanesbrands OIP”) to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company and incent performance and retention of employees.

On September 26, 2006, a number of awards were made to employees and non-employee directors under the Hanesbrands OIP. Two categories of these awards are intended to replace award values that employees would have received under Sara Lee incentive plans before the spin off. Three other categories of these awards were for awards to attract and retain certain employees, including the Company’s 2006 annual awards.

Stock Options

The exercise price of each stock option equals the market price of Hanesbrands’ stock on the date of grant. Options can generally be exercised over a term of between five and seven years. Options vest ratably over two to three years with the exception of one category of award which vested immediately upon grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions: weighted average expected volatility of 30%; weighted average expected term of 3.7 years; expected dividend yield of 0%; and risk-free interest rate ranging from 4.52% to 4.59%, with a weighted average of 4.55%.

HANESBRANDS

Notes to Condensed Combined and Consolidated Financial Statements — (Continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The Company uses the volatility of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions. The Company utilized the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period.

A summary of the changes in stock options outstanding to the Company’s employees under the Hanesbrands OIP during the quarter ended September 30, 2006 is presented below:

Weighted-
		Weighted-		Average
		Average		Remaining
		Exercise	Aggregate	Contractual
	Shares	Price	Intrinsic Value	Term (Years)

Options outstanding at July 1, 2006	—	$—	$—	—
Granted	2,955	22.37		6.24
Exercised	—	—		—
Forfeited	—	—		—

Options outstanding at September 30, 2006	2,955	$22.37	$19,350	6.24

Options exercisable at September 30, 2006	1,123	$22.37	$5,941	5.0

There were 1,123 options that vested during the quarter ended September 30, 2006. As of September 30, 2006, the Company had unrecognized compensation expense related to stock option awards of $13,320. The weighted average fair value of individual options granted during the quarter ended September 30, 2006 was $6.55.

Stock Unit Awards

Restricted stock units (RSUs) of Hanesbrands’ stock are granted to certain Company employees and non-employee directors to incent performance and retention over periods ranging from one to three years. Upon the achievement of defined goals, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. All RSUs vest solely upon continued future service to the Company. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees provide the requisite service to the Company. A summary of the changes in the restricted stock unit awards outstanding under the Hanesbrands OIP during the quarter ended September 30, 2006 is presented below:

Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Grant-Date	Intrinsic	Contractual
	Shares	Fair Value	Value	Term (Years)

Nonvested share units at July 1, 2006	—	$—	$—	—
Granted	1,543	22.37		2.66
Vested	—	—		—
Forfeited	—	—		—

Nonvested share units at September 30, 2006	1,543	$22.37	$34,508	2.66

Exercisable share units at September 30, 2006	—	$—	$—	—

As of September 30, 2006, the Company had unrecognized compensation expense related to stock unit awards of $34,284.

HANESBRANDS

Notes to Condensed Combined and Consolidated Financial Statements — (Continued)
(unaudited)
(dollars and shares in thousands, except per share data)

For all share-based payments under the Hanesbrands OIP, during the quarter ended September 30, 2006 the Company recognized total compensation expense of $314 and recognized a tax benefit of $122. The Company satisfies the requirement for common shares for share-based payments to employees by issuing newly authorized shares.

(4)  Restructuring

The reported results for the quarters ended September 30, 2006 and October 1, 2005 reflect amounts that have been recognized for restructuring actions. Reported amounts also include the impact of certain activities that were completed for amounts more favorable than previously estimated. The following is a summary of the expense (income) associated with these actions.

	Quarter Ended
	September 30,	October 1,
	2006	2005

Restructuring programs:
2007 Restructuring actions	$13,706	$—
2005 Restructuring actions	—	(75)
2004 Restructuring actions	—	(153)

Decrease (increase) in income before income taxes	$13,706	$(228)

The following table illustrates where the costs (income) associated with these actions are recognized in the Condensed Combined and Consolidated Statements of Income.

	Quarter Ended
	September 30,	October 1,
	2006	2005

Cost of sales	$4,393	$—
Restructuring	9,313	(228)

Decrease (increase) in income before income taxes	$13,706	$(228)

The following provides a detailed description of the 2007 restructuring actions impacting the reported results for the quarter ended September 30, 2006.

2007 Restructuring Actions

During the quarter ended September 30, 2006, the Company in connection with its plan to migrate portions of its manufacturing operations to lower-cost locations approved an action to close three of its facilities, consisting of two domestic plants and one international plant. This action is expected to be completed within a 12-month period after being approved. The net impact of these actions was to reduce profit before taxes by $13,706.

•	$9,313 of the net charge represents costs associated with the planned termination of 2,275 employees for employee termination and other benefits in accordance with benefit plans previously communicated to the affected employee group. This charge is reflected in the “Restructuring” line of the Condensed Combined and Consolidated Statement of Income. As of September 30, 2006, 24 employees had been terminated and the severance obligation remaining in accrued liabilities on the Condensed Combined and Consolidated Balance Sheet was $9,118.

HANESBRANDS

Notes to Condensed Combined and Consolidated Financial Statements — (Continued)
(unaudited)
(dollars and shares in thousands, except per share data)

•	$4,393 of the net charge represents accelerated depreciation of buildings and equipment. This charge is reflected in the “Cost of Sales” line of the Condensed Combined and Consolidated Statement of Income.

The following table summarizes the charges taken for the restructuring activities approved during the quarter ended September 30, 2006 and the related status as of September 30, 2006. Any accrued amounts remaining as of the end of September 30, 2006 represent those cash expenditures necessary to satisfy remaining obligations, which will be primarily paid in the next year.

				Accrued
				Restructuring
	Cumulative			as of
	Restructuring Costs	Non-Cash	Cash	September 30,
	Recognized	Charges	Payments	2006

Employee termination and other benefits	$9,313	$—	$(195)	$9,118
Accelerated depreciation	4,393	(4,393)	—	—

	$13,706	$(4,393)	$(195)	$9,118

The following table summarizes activity in accrued restructuring for each of the prior periods restructuring actions from July 1, 2006 to September 30, 2006. Any accrued amounts remaining at the end of September 30, 2006 represent those cash expenditures necessary to satisfy remaining obligations, which will be primarily paid in the next two years.

	July 1,	Cash	September 30,
	2006	Payments	2006

2006 Restructuring actions	$3,394	$(626)	$2,768
2005 Restructuring actions	16,514	(4,400)	12,114
2004 Restructuring actions	172	(100)	72
Business Reshaping	1,858	(47)	1,811

Accrued restructuring	$21,938	$(5,173)	$16,765

(5)  Income Taxes

For the quarter ended September 30, 2006, income taxes have been computed consistent with the Company’s interim period tax expense according to Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (APB 28) and Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods an Interpretation of APB Opinion No. 28” (FIN 18). For the period July 2, 2006 through the spin off on September 5, 2006, the Company’s operations were included in the consolidated income tax returns of Sara Lee. However, income taxes were calculated and provided for by the Company on a separate return basis for the entire quarter. Since Sara Lee will retain liabilities related to income taxes prior to the spin off on September 5, 2006, such amounts have been reflected in the “Parent companies’ equity investment” line of the Condensed Combined and Consolidated Balance Sheets.

As of the spin off on September 5, 2006, the Company recorded certain deferred income taxes on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis. These deferred income taxes were transferred to the Company from Sara Lee through the “Parent companies’ equity investment” line of the Condensed Combined and Consolidated Balance Sheets and were primarily related to pension and other employee benefit liabilities assumed as of September 5, 2006 and the contribution by Sara Lee of an intellectual property subsidiary that holds certain of the Company’s trademarks.

HANESBRANDS

Notes to Condensed Combined and Consolidated Financial Statements — (Continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The difference in the effective tax rate of 34.0% for the quarter ended September 30, 2006 and the U.S. statutory rate of 35.0% is primarily attributable to foreign earnings taxed at less than the U.S. statutory rate offset by state taxes and nondeductible items.

The difference in the effective tax rate of 17.2% for the quarter ended October 1, 2005 and the U.S. statutory rate of 35.0% is primarily attributable to unremitted earnings from foreign subsidiaries taxed at less than U.S. statutory rate and tax incentives for manufacturing in Puerto Rico.

(6)  Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, minimum pension liabilities and unrealized gains and losses on qualifying cash flow hedges, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company’s comprehensive income is as follows:

	Quarter Ended
	September 30,	October 1,
	2006	2005

Net income	$50,345	$82,604
Translation adjustments	(4,338)	6,016
Net unrealized loss on qualifying cash flow hedges, net of tax	(497)	(628)

Comprehensive income	$45,510	$87,992

In connection with the spin off on September 5, 2006, the Company assumed obligations relating to the Company’s current and former employees included within Sara Lee sponsored pension and retirement plans, including $53,813 of additional minimum pension liability that has not been reflected in comprehensive income for the quarter ended September 30, 2006.

(7)  Inventories

Inventories consisted of the following:

	September 30,	July 1,
	2006	2006

Raw materials	$106,931	$104,728
Work in process	195,309	196,170
Finished goods	960,721	935,688

	$1,262,961	$1,236,586

(8)  Defined Benefit Pension Plans

Prior to the spin off from Sara Lee on September 5, 2006, employees who met certain eligibility requirements participated in defined benefit pension plans sponsored by Sara Lee. These defined benefit pension plans included employees from a number of domestic Sara Lee business units. All obligations pursuant to these plans have historically been obligations of Sara Lee and as such, were not included on the Company’s historical Condensed Combined and Consolidated Balance Sheets, prior to September 5, 2006. The

HANESBRANDS

Notes to Condensed Combined and Consolidated Financial Statements — (Continued)
(unaudited)
(dollars and shares in thousands, except per share data)

annual cost of the Sara Lee defined benefit plans was allocated to all of the participating businesses based upon a specific actuarial computation which was followed consistently. In addition to participation in the Sara Lee sponsored plans, the Company sponsors two noncontributory defined benefit plans, the Playtex Apparel, Inc. Pension Plan (the “Playtex Plan”) and the National Textiles LLC Pension Plan (the “National Textiles Plan”), for certain qualifying individuals.

In connection with the spin off on September 5, 2006, the Company assumed Sara Lee’s obligations under the Sara Lee Corporation Consolidated Pension and Retirement Plan, the Sara Lee Supplemental Executive Retirement Plan, the Sara Lee Canada Pension Plans and certain other plans that related to the Company’s current and former employees. The obligations and costs related to all of these plans, in addition to those obligations and costs related to the Playtex Plan and the National Textiles Plan, are included in the Company’s Condensed Combined and Consolidated Financial Statements as of September 30, 2006.

The pension expense incurred by the Company for these defined benefit plans is as follows:

	Quarter Ended
	September 30,	October 1,
	2006	2005

Participation in Sara Lee sponsored defined benefit plans	$725	$13,654
Hanesbrands sponsored defined benefit plans(1)	469	—
Playtex Apparel, Inc. Pension Plan	(25)	(59)
National Textiles LLC Pension Plan	(229)	(265)

Total pension plan expense	$940	$13,330

(1)	Represents the pension plan expense for the period from September 5, 2006 through September 30, 2006.

At September 30, 2006, the Company reported a liability of $223,453 in the “Other noncurrent liabilities” line of the Combined and Consolidated Balance Sheet which included the additional minimum liability of $53,813, net of taxes of $34,261. The amount of assets and liabilities assumed from Sara Lee are based on allocations that are subject to final adjustment.

Measurement Date and Assumptions

Historically, a March 31 measurement date was used to value plan assets and obligations for the Company’s defined benefit pension plans. In connection with the spin off on September 5, 2006, a measurement date of September 5, 2006 was used to value plan assets and obligations reported for the Hanesbrands Inc. Pension and Retirement Plan, the Hanesbrands Inc. Supplemental Employee Retirement Plan and two Canadian defined benefit pension plans. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for these plans at the measurement date were as follows: discount rate for net periodic benefit cost of 5.89%; a long-term rate of return on plan assets of 7.59%; a rate of compensation increase of 3.90%; and a discount rate for plan obligations of 5.89%.

(9)  Postretirement Healthcare and Life Insurance Plans

Prior to the spin off from Sara Lee on September 5, 2006, employees who met certain eligibility requirements participated in post-retirement healthcare and life insurance sponsored by Sara Lee. These plans included employees from a number of domestic Sara Lee business units. All obligations pursuant to these plans have historically been obligations of Sara Lee and as such, were not included on the Company’s historical Condensed Combined and Consolidated Balance Sheets, prior to September 5, 2006. The annual cost

HANESBRANDS

Notes to Condensed Combined and Consolidated Financial Statements — (Continued)
(unaudited)
(dollars and shares in thousands, except per share data)

of the Sara Lee defined benefit plans was allocated to all of the participating businesses based upon a specific actuarial computation which was followed consistently.

In connection with the spin off on September 5, 2006, the Company assumed Sara Lee’s obligations under the Sara Lee postretirement plans. The obligations and costs related to all of these plans are included in the Company’s Condensed Combined and Consolidated Financial Statements as of September 30, 2006.

The postretirement plan expense incurred by the Company for these postretirement plans is as follows:

	Quarter Ended
	September 30,	October 1,
	2006	2005

Participation in Sara Lee sponsored postretirement health care and life insurance plans	$214	$2,203
Participation in Hanesbrands sponsored postretirement health care and life insurance plans(1)	37	—

	$251	$2,203

(1)	Represents the postretirement benefit expense for the period from September 5, 2006 through September 30, 2006.

At September 30, 2006 the Company reported a liability of $74,111 in the “Other noncurrent liabilities” line of the Condensed Combined and Consolidated Balance Sheet.

Measurement Date and Assumptions

Historically, a March 31 measurement date was used to value plan assets and obligations for the Company’s defined benefit pension plans. In connection with the spin off on September 5, 2006, a measurement date of September 5, 2006 was used to value plan assets and obligations reported for the postretirement healthcare and life insurance plans. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for these plans at the measurement date were as follows: discount rate of 5.82% for plan obligations and net periodic benefit cost; and long term rate of return on plan assets of 3.70%.

(10)  Long-Term Debt

In connection with the spin off on September 5, 2006, the Company entered into a $2,150,000 senior secured credit facility (the “Senior Secured Credit Facility”), a $450,000 senior secured second lien credit facility (the “Second Lien Credit Facility”) and a $500,000 bridge loan facility (the “Bridge Loan Facility”). The outstanding balances at September 30, 2006 are reported in the “Current portion of long-term debt” and “Long-term debt” lines of the Condensed Combined and Consolidated Balance Sheet. The following paragraphs describe these facilities.

Senior Secured Credit Facility

The Senior Secured Credit Facility provides for aggregate borrowings of $2,150,000, consisting of: (i) a $250,000 Term A loan facility (the “Term A Loan Facility”); (ii) a $1,400,000 Term B loan facility (the “Term B Loan Facility”); and (iii) a $500,000 revolving loan facility (the “Revolving Loan Facility”). The Senior Secured Credit Facility is guaranteed by substantially all of Hanesbrands’ U.S. subsidiaries and is secured by equity interests in substantially all of Hanesbrands’ direct and indirect U.S subsidiaries and 65% of the voting securities of certain foreign subsidiaries and substantially all present and future assets of

HANESBRANDS

Notes to Condensed Combined and Consolidated Financial Statements — (Continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Hanesbrands and the guarantors. At the Company’s option, borrowings under the Senior Secured Credit Facility may be maintained from time to time as (a) Base Rate loans, which shall bear interest at the higher of (i) 1/2 of 1% in excess of the federal funds rate and (ii) the rate published in the Wall Street Journal as the “prime rate” (or equivalent), in each case in effect from time to time, plus the applicable margin in effect from time to time (which is currently 0.75% for the Term A Loan Facility and the Revolving Loan Facility and 1.25% for the Term B Loan Facility), or (b) LIBOR based loans, which shall bear interest at the LIBO Rate (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), as determined by the administrative agent for the respective interest period plus the applicable margin in effect from time to time (which is currently 1.75% for the Term A Loan Facility and the Revolving Loan Facility and 2.25% for the Term B Loan Facility). The final maturity of the Term A Loan Facility is September 5, 2012. The Term A Loan Facility amortizes in an amount per annum equal to the following: year 1 — 5.00%; year 2 — 10.00%; year 3 — 15.00%; year 4 — 20.00%; year 5 — 25.00%; year 6 — 25.00%. The final maturity of the Term B Loan Facility is September 5, 2013. The Term B Loan Facility is payable in equal quarterly installments in an amount equal to 1% per annum, with the balance due on the maturity date. The final maturity of the Revolving Loan Facility is September 5, 2011. As of September 30, 2006, the Company had $0 outstanding under the Revolving Loan Facility and approximately $460,000 of borrowing availability. At September 30, 2006, the interest rates on the Term A Loan Facility and the Term B Loan Facility were 7.13% and 7.63% respectively.

The Senior Secured Credit Facility requires the Company to comply with customary affirmative and negative covenants and, commencing with the first fiscal quarter ending after December 15, 2006, financial covenants, and includes customary events of default.

Second Lien Credit Facility

The Second Lien Credit Facility provides for aggregate borrowings of $450,000 by Hanesbrands’ wholly-owned subsidiary, HBI Branded Apparel Limited, Inc. The Second Lien Credit Facility is unconditionally guaranteed by Hanesbrands and each entity guaranteeing the Senior Secured Credit Facility. The Second Lien Credit Facility and the guarantees in respect thereof are secured on a second-priority basis (subordinate only to the Senior Secured Credit Facility and any permitted additions thereto or refinancings thereof) by substantially all of the assets that secure the Senior Secured Credit Facility. Loans under the Second Lien Credit Facility bear interest in the same manner as those under the Senior Secured Credit Facility, subject to a margin of 2.75% for Base Rate loans and 3.75% for LIBOR based loans. The Second Lien Credit Facility matures on March 5, 2014 and includes a penalty for prepayment of the loan prior to September 5, 2009. The Second Lien Credit Facility will not amortize and will be repaid in full on its maturity date. At September 30, 2006 the interest rate on the Second Lien Credit Facility was 9.13%. The Second Lien Credit Facility requires the Company to comply with customary affirmative and negative covenants and, commencing with the first fiscal quarter ending after December 15, 2006, financial covenants, and includes customary events of default.

Bridge Loan Facility

The Bridge Loan Facility provides for a borrowing of $500,000 and is unconditionally guaranteed by each entity guaranteeing the Senior Secured Credit Facility. The Bridge Loan Facility is unsecured and matures on September 5, 2007. Interest under the Bridge Loan Facility shall be paid at a rate of 9.6475%, increasing by .50% per annum on the third, sixth and ninth month anniversaries of September 5, 2006, not to exceed 11.50% per annum. At September 30, 2006, the interest rate on the Bridge Loan Facility was 9.65%. The Bridge Loan Facility requires the Company to comply with customary affirmative and negative covenants, and commencing with the first fiscal quarter ending after December 15, 2006, financial covenants, and includes customary events of default.

HANESBRANDS

Notes to Condensed Combined and Consolidated Financial Statements — (Continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Other Financing Agreements

On January 27, 2006, the Company entered into a RMB 30 million short-term revolving facility arrangement with a Chinese branch of a U.S. bank that was increased in July 2006 to RMB 50 million ($6,350) Borrowings under the facility accrue interest at the prevailing base lending rates published by the People’s Bank of China less 10%. As of September 30, 2006, the Company had $4,751 outstanding under the short-term revolving facility and $1,600 of borrowing availability. At September 30, 2006, the interest rate on this facility was 4.69%. The Company was in compliance with the covenants contained in this facility at September 30, 2006.

Future principal payments for all of the facilities described above are as follows: $24,626 due in the next nine months, $35,875 due in 10 to 22 months, $48,375 due in 23 to 35 months, $60,875 due in 36 to 48 months, $73,375 due in 49 to 61 months and $2,361,625 thereafter.

(11)  Business Segment Information

During the quarter ended September 30, 2006, the Company changed its internal organizational structure such that operations are managed and reported in five operating segments, each of which is a reportable segment: Innerwear, Outerwear, Hosiery, International and Other. These segments are organized principally by product category and geographic location. Management of each segment is responsible for the assets and operations of these businesses.

The types of products and services from which each reportable segment derives its revenues are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of women’s intimate apparel, men’s underwear, kids’ underwear, sleepwear and socks.

•	Outerwear sells basic branded products that are seasonal in nature under the product categories of casualwear and activewear.

•	Hosiery sells products in categories such as panty hose and knee highs.

•	International relates to the Asia, Canada and Latin America geographic locations which sell products that span across the innerwear, outerwear and hosiery reportable segments.

•	Other is comprised of sales of non-finished products such as fabric and certain other materials in order to maintain asset utilization at certain manufacturing facilities.

The accounting policies of the segments are consistent with those described in note 3 to the Company’s combined and consolidated financial statements included in the its Annual Report on Form 10-K for the fiscal year ended July 1, 2006. Beginning in the quarter ended September 30, 2006, the Company began evaluating the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, amortization of trademarks and other identifiable intangibles and restructuring and related accelerated depreciation charges. Previously, the Company evaluated segment operating performance based upon segment operating profit which included restructuring and related charges. Additionally, as of September 30, 2006, the Company no longer allocates goodwill and trademarks and other identifiable intangible assets to its operating segments for the purposes of evaluating operating performance.

HANESBRANDS

Notes to Condensed Combined and Consolidated Financial Statements — (Continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Prior year segment results have been restated to conform to the new measurements of segment financial performance.

	Quarter Ended
	September 30,	October 1,
	2006	2005

Net sales (1) (2):
Innerwear	$651,183	$662,387
Outerwear	318,320	305,117
Hosiery	56,707	67,361
International	93,126	92,153
Other	10,796	22,585

Total net segment sales	1,130,132	1,149,603
Intersegment	(11,164)	(11,642)

Total net sales	$1,118,968	$1,137,961

	Quarter Ended
	September 30,	October 1,
	2006	2005

Segment operating profit:
Innerwear	$93,204	$76,844
Outerwear	25,287	25,528
Hosiery	9,590	8,279
International	5,875	5,816
Other	138	465

Total segment operating profit	134,094	116,932
General corporate expenses	(24,829)	(11,251)
Amortization of trademarks and other identifiable intangibles	(1,667)	(2,089)
Restructuring	(9,313)	228
Accelerated depreciation	(4,393)	—

Total operating profit	93,892	103,820
Interest expense, net	(17,569)	(4,083)

Income before income taxes	$76,323	$99,737

HANESBRANDS

Notes to Condensed Combined and Consolidated Financial Statements — (Continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	September 30,	July 1,
	2006	2006

Assets:
Innerwear	$1,376,142	$2,654,294
Outerwear	832,384	798,289
Hosiery	118,978	153,261
International	311,519	298,698
Other	21,600	43,367

	2,660,623	3,947,909
Corporate(3)	940,580	943,166

Total assets	$3,601,203	$4,891,075

	Quarter Ended
	September 30,	October 1,
	2006	2005

Depreciation expense for fixed assets:
Innerwear	$11,215	$11,519
Outerwear	5,743	3,633
Hosiery	2,377	3,438
International	762	541
Other	1,067	782

	21,164	19,913
Corporate	6,742	3,345

Total depreciation expense for fixed assets	$27,906	$23,258

	Quarter Ended
	September 30,	October 1,
	2006	2005

Additions to long-lived assets:
Innerwear	$8,939	$3,621
Outerwear	4,752	6,163
Hosiery	189	1,702
International	135	192
Other	188	167

	14,203	11,845
Corporate	5,978	7,574

Total additions to long-lived assets	$20,181	$19,419

(1)	Includes sales between segments. Such sales are at transfer prices that are at cost plus markup or at prices equivalent to market value.

(2)	Intersegment sales included in the segments’ net sales are as follows:

HANESBRANDS

Notes to Condensed Combined and Consolidated Financial Statements — (Continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	Quarter Ended
	September 30,	October 1,
	2006	2005

Innerwear	$1,030	$1,496
Outerwear	4,845	3,212
Hosiery	4,643	5,929
International	646	1,005
Other	—	—

Total	$11,164	$11,642

(3)	Principally cash and equivalents, certain fixed assets, deferred tax assets, goodwill, trademarks and other intangibles, and certain other noncurrent assets.

(12)  Relationship with Sara Lee and Related Entities

Effective upon the completion of the spin off, Sara Lee ceased to be a related party to the Company. The Company paid a dividend to Sara Lee of $1,950,000 and repaid a loan in the amount of $450,000 which is reflected in the Condensed Combined and Consolidated Statement of Stockholders’ or Parent Companies’ Equity. An additional payment of approximately $26,306 will be paid to Sara Lee in order to satisfy all outstanding payables from the Company to Sara Lee and Sara Lee subsidiaries. The $26,306 is outstanding as of September 30, 2006 and is reported in the “Due to Sara Lee Corporation” line of the Condensed Combined and Consolidated Balance Sheet.

Historically, the Company participated in a number of Sara Lee administered programs such as cash funding systems, insurance programs, employee benefit programs and workers’ compensation programs. In connection with the spin off from Sara Lee, the Company assumed $299,000 in unfunded employee benefit liabilities for pension, postretirement and other retirement benefit qualified and nonqualified plans, and $37,554 of liabilities in connection with property insurance, workers’ compensation, and other programs. These amounts are reflected in the “Accrued liabilities and other” and “Other noncurrent liabilities” lines of the Condensed Combined and Consolidated Balance Sheet.

Included in the historical information are costs of certain services such as business insurance, medical insurance, and employee benefit plans and allocations for certain centralized administration costs for treasury, real estate, accounting, auditing, tax, risk management, human resources and benefits administration. Centralized administration costs were allocated to the Company based upon a proportional cost allocation method. These allocated costs are included in the “Selling, general and administrative expenses” line of the Combined and Consolidated Statement of Income and the “Parent companies’ equity investment” line of the Condensed Combined and Consolidated Balance Sheet. For the quarters ended September 30, 2006 and October 1, 2005, the total amount allocated for centralized administration costs by Sara Lee was $0 and $8,100. For the quarter ended September 30, 2006, there were no costs allocated as the Company’s infrastructure was in place and did not significantly benefit from these services from Sara Lee.

In connection with the spin off, the Company entered into the following agreements with Sara Lee:

•	Master Separation Agreement. This agreement governs the contribution of Sara Lee’s branded apparel Americas/Asia business to the Company, the subsequent distribution of shares of Hanesbrands’ common stock to Sara Lee stockholders and other matters related to Sara Lee’s relationship with the Company. To effect the contribution, Sara Lee agreed to transfer all of the assets of the branded apparel Americas/Asia business to the Company and the Company agreed to assume, perform and fulfill all of the

HANESBRANDS

Notes to Condensed Combined and Consolidated Financial Statements — (Continued)
(unaudited)
(dollars and shares in thousands, except per share data)

liabilities of the branded apparel Americas/Asia division in accordance with their respective terms, except for certain liabilities to be retained by Sara Lee.

•	Tax Sharing Agreement. This agreement governs the allocation of U.S. federal, state, local, and foreign tax liability between the Company and Sara Lee, provides for restrictions and indemnities in connection with the tax treatment of the distribution, and addresses other tax-related matters. This agreement also provides that the Company is liable for taxes incurred by Sara Lee that arise as a result of the Company taking or failing to take certain actions that result in the distribution failing to meet the requirements of a tax-free distribution under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The Company therefore has generally agreed that, among other things, it will not take any actions that would result in any tax being imposed on the spin off.

•	Employee Matters Agreement. This agreement allocates responsibility for employee benefit matters on the date of and after the spin off, including the treatment of existing welfare benefit plans, savings plans, equity-based plans and deferred compensation plans as well as the Company’s establishment of new plans.

•	Master Transition Services Agreement. Under this agreement, the Company and Sara Lee agreed to provide each other, for varying periods of time, with specified support services related to among others, human resources and financial shared services, tax-shared services and information technology services. Each of these services is provided for a fee, which differs depending upon the service.

•	Real Estate Matters Agreement. This agreement governs the manner in which Sara Lee will transfer to or share with the Company various leased and owned properties associated with the branded apparel business.

•	Indemnification and Insurance Matters Agreement. This agreement provides general indemnification provisions pursuant to which the Company and Sara Lee have agreed to indemnify each other and their respective affiliates, agents, successors and assigns from certain liabilities. This agreement also contains provisions governing the recovery by and payment to the Company of insurance proceeds related to its business and arising on or prior to the date of the distribution and its insurance coverage.

•	Intellectual Property Matters Agreement. This agreement provides for the license by Sara Lee to the Company of certain software, and governs the wind-down of the Company’s use of certain of Sara Lee’s trademarks (other than those being transferred to the Company in connection with the spin off).

(13)  Issued But Not Yet Effective Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact the adoption of FIN No. 48 will have on its results of operations and financial position.

Fair Value Measurements

The FASB has issued FAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more

HANESBRANDS

Notes to Condensed Combined and Consolidated Financial Statements — (Continued)
(unaudited)
(dollars and shares in thousands, except per share data)

information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of SFAS 157 on its results of operations and financial position.

Pension and Other Postretirement Benefits

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of SFAS 158 on its results of operations and financial condition.

(14)  Subsequent Events

On October 26, 2006, the Company’s Board of Directors voted unanimously to change the fiscal year end of the Company from the Saturday closest to June 30 to the Saturday closest to December 31. The transition period that will result from this change will be from July 2, 2006 until December 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed combined and consolidated financial statements and notes included herein should be read in conjunction with our audited combined and consolidated financial statements and notes for the fiscal year ended July 1, 2006, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in our Annual Report on Form 10-K.

Overview

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

During the quarter ended September 30, 2006, we changed our internal organizational structure such that operations are managed and reported in five operating segments, each of which is a reportable segment: innerwear, outerwear, hosiery, international and other. These segments are organized principally by product category and geographic location. Management of each segment is responsible for the assets and operations of these businesses. Beginning in the quarter ended September 30, 2006, we began evaluating the operating performance of our segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, amortization of trademarks and other identifiable intangibles and restructuring and related accelerated depreciation charges. Previously, we evaluated segment operating performance based upon segment operating profit which included restructuring and related charges.

•	Innerwear. The innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size, and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear, and kids’ underwear under the Hanes and Champion brand names. Our net sales for the quarter ended September 30, 2006 from our innerwear segment were $651 million, representing approximately 58% of net segment sales.

•	Outerwear. We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and in 2004 launched a new apparel program at Target, C9 by Champion. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products to screenprinters and embellishers, who imprint or embroider the product and then resell to specialty retailers and organizations such as resorts and professional sports clubs. Our net sales for the quarter ended September 30, 2006 from our outerwear segment were $318 million, representing approximately 28% of net segment sales.

•	Hosiery. We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our Hanes,

L’eggs and Just My Size brands. Our net sales for the quarter ended September 30, 2006 from our hosiery segment were $57 million, representing approximately 5% of net segment sales. Consistent with a sustained decline in the hosiery industry due to changes in consumer preferences, our net sales from hosiery sales have declined each year since 1995.

•	International. Our net segment sales for the quarter ended September 30, 2006 in our international segment were $93 million, representing approximately 8% of net segment sales and include sales in Asia, Canada and Latin America. Japan, Canada and Mexico are our largest international markets and we also have opened sales offices in India and China.

•	Other. Our net sales for the quarter ended September 30, 2006 in our other segment were $11 million, representing approximately 1% of net segment sales and include sales of non-finished products such as fabric and certain other materials in the United States, Asia and Latin America.

Spin off from Sara Lee Corporation

On September 5, 2006, we were spun off from Sara Lee in a pro rata dividend of all of our outstanding common stock to Sara Lee stockholders. Prior to completing the spin off, Sara Lee received a private letter ruling from the Internal Revenue Service to the effect that the spin off will qualify as a tax-free distribution under Section 355 and a tax-free reorganization under Section 368(a)(1)(D) of the Internal Revenue Code. As a condition to the spin off, on September 5, 2006 we distributed to Sara Lee a cash dividend payment of $1.95 billion and repaid a loan from Sara Lee in the amount of $450 million. As a result of the spin off, Sara Lee ceased to own any equity interest in our company and we became an independent, separately traded, publicly held company. In this Quarterly Report on Form 10-Q, we describe the businesses contributed to us by Sara Lee in the spin off as if the contributed businesses were our business for all historical periods described. References in this Quarterly Report on Form 10-Q to our historical assets, liabilities, products, businesses or activities of our business are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the contributed businesses as the businesses were conducted as part of Sara Lee and its subsidiaries prior to the spin off.

Highlights from the Quarter Ended September 30, 2006

•	Net sales of $1.12 billion were down by 1.7% from $1.14 billion in the quarter ended October 1, 2005. Discontinuance of low-margin product lines and lower sales of sheer hosiery primarily accounted for the decrease.

•	Operating profit decreased by 9.6% to $93.9 million from $103.8 million in the quarter ended October 1, 2005. The operating profit decline in the current quarter primarily reflected expenses associated with operating as an independent company, nonrecurring spin off and related costs, and restructuring and related charges for plant closures.

•	Net income was $50.3 million, down 39.1% from $82.6 million in the quarter ended October 1, 2005. The decrease in net income primarily reflects increased interest expense, reduced operating profit and a higher income tax rate.

•	Interest expense, net increased in the quarter ended September 30, 2006 to $17.6 million from $4.1 million in the quarter ended October 1, 2005. The increase is a result of higher debt incurred 3 1/2 weeks before the end of the quarter ended September 30, 2006 as a result of the spin off from Sara Lee. Long-term debt at the end of the quarter ended September 30, 2006 was $2.6 billion.

•	The income tax rate for the quarter ended September 30, 2006 was 34.0%, up from 17.2% in the quarter ended October 1, 2005 as a result of our independent tax structure.

•	The spin off from Sara Lee was completed on September 5, 2006. In connection with the spin off:

–	We incurred indebtedness of $2.6 billion pursuant to a new $2.15 billion senior secured credit facility (which includes a $500 million revolving facility that was undrawn at the time of the spin off), a $450 million senior secured second lien credit facility and a $500 million bridge loan facility.

–	We paid a dividend of $1.95 billion to Sara Lee and repaid a loan to Sara Lee in the amount of $450 million.

–	Sara Lee extinguished all amounts payable to or receivable from Sara Lee and its related entities.

–	We assumed $299 million in unfunded employee benefit liabilities for pension, postretirement and other retirement benefit qualified and nonqualified plans from Sara Lee.

–	We assumed $38 million of liabilities in connection with property, workers’ compensation, and other programs from Sara Lee.

–	Our common stock began “regular way” trading on the New York Stock Exchange under the symbol “HBI” on September 6, 2006.

•	We granted stock-based compensation awards to employees and non-employee directors.

•	We announced an action to close two domestic facilities and one international facility which reduced income before taxes by $13.7 million.

Condensed Combined and Consolidated Results of Operations — Quarter Ended September 30, 2006 Compared with Quarter ended October 1, 2005

	Quarter Ended	Quarter Ended	Dollar	Percent
	September 30, 2006	October 1, 2005	Change	Change
		(dollars in thousands)

Net sales	$1,118,968	$1,137,961	$(18,993)	(1.7)%
Cost of sales	753,337	768,442	(15,105)	(2.0)

Gross profit	365,631	369,519	(3,888)	(1.1)
Selling, general and administrative expenses	262,426	265,927	(3,501)	(1.3)
Restructuring	9,313	(228)	9,541	NM

Operating profit	93,892	103,820	(9,928)	(9.6)
Interest expense, net	17,569	4,083	13,486	330.3

Income before income taxes	76,323	99,737	(23,414)	(23.5)
Income tax expense	25,978	17,133	8,845	51.6

Net income	$50,345	$82,604	$(32,259)	(39.1)

Net Sales

	Quarter Ended	Quarter Ended	Dollar	Percent
	September 30, 2006	October 1, 2005	Change	Change
	(dollars in thousands)

Net sales	$1,118,968	$1,137,961	$(18,993)	(1.7)%

Net sales declined primarily due to the $13 million impact from the discontinuation of low-margin product lines in the outerwear segment and an $11 million decline in sheer hosiery sales. Additionally, the acquisition of National Textiles LLC in September 2005 caused a $16 million decline as sales to this business were included in net sales in periods prior to the acquisition. Partially offsetting this decline were increased sales of $23 million in activewear. Consistent with the sustained decline in the hosiery industry, we expect the trend of declining hosiery sales to continue as a result of shifts in consumer preferences.

Cost of Sales

	Quarter Ended	Quarter Ended	Dollar	Percent
	September 30, 2006	October 1, 2005	Change	Change
	(dollars in thousands)

Cost of sales	$753,337	$768,442	$(15,105)	(2.0)%

Cost of sales declined year over year as a result of the decline in net sales, manufacturing cost saving initiatives and a favorable impact from shifting certain production to lower cost locations. These changes are partially offset by higher cotton costs, an unfavorable shift in product mix and accelerated depreciation as a result of our announced plans to close two facilities in the United States and one in Mexico.

Gross Profit

	Quarter Ended	Quarter Ended	Dollar	Percent
	September 30, 2006	October 1, 2005	Change	Change
	(dollars in thousands)

Gross profit	$365,631	$369,519	$(3,888)	(1.1)%

As a percent of net sales, gross profit percentage increased from 32.5% for the quarter ended October 1, 2005 to 32.7% for the quarter ended September 30, 2006. The increase in gross profit percentage was due to manufacturing cost saving initiatives of $20 million and a $6 million favorable impact from shifting certain production to lower cost locations. These changes were partially offset by a $10 million impact from an unfavorable shift in product mix, higher cotton costs of $8 million, a $6 million impact from lower manufacturing volume and $4 million in accelerated depreciation as a result of our announced plans to close two facilities in the United States and one in Mexico.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended	Dollar	Percent
	September 30, 2006	October 1, 2005	Change	Change
	(dollars in thousands)

Selling, general and administrative expenses	$262,426	$265,927	$(3,501)	(1.3)%

SG&A expenses declined due to a $5 million benefit from prior year restructuring actions, a $4 million reduction in pension and post-retirement expense, a $3 million decrease in ongoing share-based compensation expense, a $4 million decrease in media, advertising and promotion costs and an $8 million decrease in corporate allocations associated with Sara Lee ownership. These decreases were partially offset by $20 million in higher costs primarily associated with charges incurred related to the spin off and related costs and costs associated with being an independent company.

Restructuring

	Quarter Ended	Quarter Ended	Dollar	Percent
	September 30, 2006	October 1, 2005	Change	Change
	(dollars in thousands)

Restructuring	$9,313	$(228)	$9,541	NM

During the quarter ended September 30, 2006, we approved an action to close two domestic facilities and one international facility. This action resulted in a charge of $9 million, representing costs associated with the planned termination of 2,275 employees for employee termination and other benefits in accordance with benefit plans previously communicated to the affected employee group. In connection with the restructuring action, a charge of $4 million for accelerated depreciation of buildings and equipment is reflected in the “Cost of sales” line of the Condensed Combined and Consolidated Statement of Income.

Operating Profit

	Quarter Ended	Quarter Ended	Dollar	Percent
	September 30, 2006	October 1, 2005	Change	Change
	(dollars in thousands)

Operating profit	$93,892	$103,820	$(9,928)	(9.6)%

Operating profit for the quarter ended September 30, 2006 decreased as compared to the quarter ended October 1, 2005 primarily as a result of expenses associated with operating as an independent company, nonrecurring spin off and related costs and restructuring and related charges for facility closures. These changes were partially offset by manufacturing cost savings initiatives and benefits from prior year restructuring actions.

Interest Expense, net

	Quarter Ended	Quarter Ended	Dollar	Percent
	September 30, 2006	October 1, 2005	Change	Change
	(dollars in thousands)

Interest expense, net	$17,569	$4,083	$13,486	330.3%

In connection with the spin off, we incurred $2.6 billion of debt pursuant to a new senior secured credit facility, a new senior secured second lien credit facility and a bridge loan facility, $2.4 billion of the proceeds of which was paid to Sara Lee. As a result, our net interest expense in the quarter ended September 30, 2006 was substantially higher than in the comparable period in fiscal 2005.

Income Tax Expense

	Quarter Ended	Quarter Ended	Dollar	Percent
	September 30, 2006	October 1, 2005	Change	Change
	(dollars in thousands)

Income tax expense	$25,978	$17,133	$8,845	51.6%

Our effective income tax rate increased from 17.2% for the quarter ended October 1, 2005 to 34.0% for the quarter ended September 30, 2006. The increase in our effective tax rate as an independent company is attributable primarily to the expiration of tax incentives for manufacturing in Puerto Rico, which were repealed effective in fiscal 2007, lower unremitted earnings from foreign subsidiaries in the quarter ended September 30, 2006 taxed at rates less than the U.S. statutory rate, state taxes and non-deductible items related to the spin off.

Net Income

	Quarter Ended	Quarter Ended	Dollar	Percent
	September 30, 2006	October 1, 2005	Change	Change
	(dollars in thousands)

Net income	$50,345	$82,604	$(32,259)	(39.1)%

Net income for the quarter ended September 30, 2006 was lower than for the quarter ended October 1, 2005 as a result of the items discussed above.

Operating Results by Business Segment — Quarter Ended September 30, 2006 Compared with Quarter ended October 1, 2005

	Quarter Ended	Quarter Ended	Dollar	Percent
	September 30, 2006	October 1, 2005	Change	Change
	(dollars in thousands)

Net sales:
Innerwear	$651,183	$662,387	$(11,204)	(1.7)%
Outerwear	318,320	305,117	13,203	4.3
Hosiery	56,707	67,361	(10,654)	(15.8)
International	93,126	92,153	973	1.1
Other	10,796	22,585	(11,789)	(52.2)

Total net segment sales	1,130,132	1,149,603	(19,471)	(1.7)
Intersegment	(11,164)	(11,642)	478	4.1

Total net sales	$1,118,968	$1,137,961	$(18,993)	(1. 7)
Segment operating profit:
Innerwear	$93,204	$76,844	$16,360	21.3
Outerwear	25,287	25,528	(241)	(0.9)
Hosiery	9,590	8,279	1,311	15.8
International	5,875	5,816	59	1.0
Other	138	465	(327)	(70.3)

Total segment operating profit	134,094	116,932	17,162	14.7
Items not included in segment operating profit:
General corporate expenses	(24,829)	(11,251)	(13,578)	(120.7)
Amortization of trademarks and other intangibles	(1,667)	(2,089)	422	(20.2)
Restructuring	(9,313)	228	(9,541)	NM
Accelerated depreciation	(4,393)	—	(4,393)	NM

Total operating profit	93,892	103,820	(9,928)	(9.6)
Interest expense, net	(17,569)	(4,083)	(13,486)	(330.3)

Income before income taxes	$76,323	$99,737	$(23,414)	(23.5)

Innerwear

	Quarter Ended	Quarter Ended	Dollar	Percent
	September 30, 2006	October 1, 2005	Change	Change
	(dollars in thousands)

Net sales	$651,183	$662,387	$(11,204)	(1.7)%
Segment operating profit	93,204	76,844	16,360	21.3

Net sales in the innerwear segment decreased primarily due to $21 million in lower sales of sleepwear and thermals, kids’ underwear and men’s underwear partially offset by increased sales of socks of $10 million.

Gross profit percentage in the innerwear segment increased from 36.2% for the quarter ended October 1, 2005 to 37.0% for the quarter ended September 30, 2006, reflecting a positive impact of $12 million from manufacturing cost savings initiatives and $7 million from favorable manufacturing efficiencies. These changes were partially offset by a $10 million impact from increased product sales incentives and unfavorable product sales mix and $3 million in higher cotton costs.

The increase in innerwear segment operating profit is primarily attributable to the increase in gross profit percentage factors discussed above and a $7 million impact related to lower allocated media, advertising and promotion and $6 million lower allocated marketing costs. These changes are partially offset by a decline in net sales.

Outerwear

	Quarter Ended	Quarter Ended	Dollar	Percent
	September 30, 2006	October 1, 2005	Change	Change
	(dollars in thousands)

Net sales	$318,320	$305,117	$13,203	4.3%
Segment operating profit	25,287	25,528	(241)	(0.9)

Net sales in the outerwear segment increased primarily due to $23 million of increased sales of activewear and $26 million of increased sales of boys’ fleece. These changes are partially offset by the $13 million impact of our exit of certain lower-margin fleece product lines and lower women’s fleece sales of $20 million.

Gross profit percentage in the outerwear segment remained relatively flat at 21.8% for the quarter ended October 1, 2005 compared to 21.9% for the quarter ended September 30, 2006. This reflects manufacturing cost savings initiatives of $7 million and a $6 million positive impact from shifting certain production to lower cost locations. These changes were partially offset by $6 million of unfavorable manufacturing variances, a $5 million impact of higher cotton costs and a $2 million impact from lower pricing and unfavorable product sales mix.

The slight decrease in outerwear segment operating profit is primarily attributable to higher allocated media, advertising and promotion costs of $3 million partially offset by an increase in net sales.

Hosiery

	Quarter Ended	Quarter Ended	Dollar	Percent
	September 30, 2006	October 1, 2005	Change	Change
	(dollars in thousands)

Net sales	$56,707	$67,361	$(10,654)	(15.8)%
Segment operating profit	9,590	8,279	1,311	15.8

Net sales in the hosiery segment decreased primarily due to the continued decline in the U.S. sheer hosiery consumption. As compared to the quarter ended October 1, 2005, overall sales for the hosiery segment declined 16% which is due to a continued reduction in sales of L’eggs to mass retailers and food and drug stores and declining sales of Hanes to department stores. Overall the hosiery market declined 11%. We expect this trend to continue as a result of shifts in consumer preferences.

Gross profit declined due to the decline in net sales. Segment operating profit increased slightly due to $5 million in lower allocated selling, general and administrative costs offset by the decline in net sales.

International

	Quarter Ended	Quarter Ended	Dollar	Percent
	September 30, 2006	October 1, 2005	Change	Change
	(dollars in thousands)

Net sales	$93,126	$92,153	$973	1.1%
Segment operating profit	5,875	5,816	59	1.0

Net sales in the international segment increased slightly due to higher sales of t-shirts in Europe and higher sales in our new markets in China and India, partially offset by lower sales in Canada and Japan due to a shift in timing of promotional activity and the launch of fall seasonal products. Changes in foreign currency exchange rates increased net sales by $1.3 million.

Gross profit percentage increased from 39.9% for the quarter ended October 1, 2005 to 41.0% for the quarter ended September 30, 2006. The increase resulted primarily from margin improvements due to a

$3 million decrease in charges for slow-moving and obsolete inventories primarily in Latin America and $1 million from positive changes in foreign currency exchange rates. These changes are partially offset by a $3 million impact from unfavorable manufacturing efficiencies.

The slight increase in international segment operating profit is primarily attributable to the improvement in gross margin partially offset by higher allocation of selling, general and administrative costs of $1 million.

Other

	Quarter Ended	Quarter Ended	Dollar	Percent
	September 30, 2006	October 1, 2005	Change	Change
	(dollars in thousands)

Net sales	$10,796	$22,585	$(11,789)	(52.2)%
Segment operating profit	138	465	(327)	(70.3)

Net sales in the other segment decreased primarily due to the acquisition of National Textiles LLC in September 2005 which caused a $16 million decline as sales to this business were previously included in net sales prior to the acquisition. This decrease was partially offset by additional fabric sales to third parties by National Textiles subsequent to the acquisition.

Gross margin decreased from 2.5% for the quarter ended October 1, 2005 to (2.7)% for the quarter ended September 30, 2006 as a result of unfavorable manufacturing variances.

The decrease of other segment operating profit is primarily attributable to the lower sales and gross margin partially offset by lower allocated selling and administrative costs.

General Corporate Expenses

General corporate expenses increased primarily due to costs of operating as an independent company and an increase in spin off and related costs of $13 million.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Following the spin off, our capital structure, long-term capital commitments and sources of liquidity changed significantly from our historical capital structure, long-term capital commitments and sources of liquidity. In periods after the spin off, our primary sources of liquidity will be cash provided from operating activities and availability under our revolving loan facility described below. The following has or is expected to negatively impact liquidity:

•	we incurred long-term debt in connection with the spin off of $2.6 billion;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to add new manufacturing capacity in Central America, the Caribbean Basin and Asia;

•	we assumed pension and other benefit obligations from Sara Lee of $299 million and;

•	we may need to increase the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly increase our income tax expense.

We incurred indebtedness of $2.6 billion in connection with the spin off as described below. On September 5, 2006, we paid $2.4 billion of the proceeds from these borrowings to Sara Lee and, as a result, those proceeds are not available for our business needs, such as funding working capital or the expansion of our operations. In addition, in order to service our substantial debt obligations, we may need to increase the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly increase our income tax expense. We believe that our cash provided from operating activities, together with our available credit capacity, will enable us to comply with the terms of our new indebtedness and meet presently foreseeable financial requirements.

We expect to continue the restructuring efforts that we have undertaken over the last several years. For example, we recently announced the closure of two facilities in the United States and one in Mexico and announced the closure of three distribution centers in the United States. The implementation of these efforts, which are designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs. As further plans are developed and approved by management and our board of directors, we expect to recognize additional restructuring costs to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. We also expect to incur costs associated with the integration of our information technology systems across our company.

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

We assumed $299 million in unfunded employee benefit liabilities for pension, postretirement and other retirement benefit qualified and nonqualified plans from Sara Lee in connection with the spin off that occurred on September 5, 2006. Because these obligations have historically been obligations of Sara Lee, no amounts were reflected in our October 1, 2005 Condensed Combined and Consolidated Balance Sheet. The pension obligations we assumed are $225 million more than the corresponding pension assets we acquired. These obligations have been reflected in our September 30, 2006 Condensed Combined and Consolidated Balance Sheet. In addition, we could be required to make contributions to the pension plans in excess of our current expectations if financial conditions change or if the assumptions we have used to calculate our pension costs and obligations turn out to be inaccurate. A significant increase in our funding obligations could have a negative impact on our liquidity.

The exact amount of contributions made to pension plans by us in any year is dependent upon a number of factors, and historically included minimum funding requirements in the jurisdictions in which Sara Lee operates and Sara Lee’s policy of charging its operating units for pension costs. In connection with the spin off which occurred on September 5, 2006, we established the Hanesbrands Inc. Pension and Retirement Plan, which assumed the portion of the underfunded liabilities and the portion of the assets of pension plans sponsored by Sara Lee that relate to our employees. In addition, we assumed sponsorship of certain other Sara Lee plans and will continue sponsorship of the Playtex Apparel Inc. Pension Plan and the National Textiles, L.L.C. Pension Plan. We are required to make periodic pension contributions to the assumed plans, the Playtex Apparel Inc. Pension Plan, the National Textiles, L.L.C. Pension Plan and the Hanesbrands Inc. Pension and Retirement Plan. The levels of contribution will differ from historical levels of contributions to Sara Lee due to a number of factors, including the funded status of the plans as of the completion of the spin off, as well as our operation as a stand-alone company, financing costs, tax positions and jurisdictional funding requirements. As a result of provisions of the Pension Protection Act of 2006, we may be required, commencing with plan years beginning after 2007, to make larger contributions to our pension plans than Sara Lee made with respect to these plans in past years.

Net Cash from Operating Activities

Net cash from operating activities decreased to $55 million in the quarter ended September 30, 2006 from $176 million in the quarter ended October 1, 2005. The $121 million decrease was primarily the result of lower earnings in the business due to higher interest expense and income taxes and changes in the use of working capital. The net cash from operating activities of $176 million for the prior year comparable period was unusually high due to the timing of other working capital reductions.

Net Cash Used in Investing Activities

Net cash used in investing activities increased to $19 million in the quarter ended September 30, 2006 from $15 million in the quarter ended October 1, 2005. The $4 million increase was primarily the result of less cash received from sales of property and equipment and higher purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased to $125 million in the quarter ended September 30, 2006 from $798 million in the quarter ended October 1, 2005. The decrease was primarily the result of net transactions with parent companies and related entities. In connection with the spin off on September 5, 2006, we incurred indebtedness of $2.6 billion pursuant to a new $2.15 billion senior secured credit facility, a $450 million senior secured second lien credit facility and a $500 million bridge loan facility. We used proceeds from borrowings under these facilities to distribute a cash dividend payment to Sara Lee of $1.95 billion and repay a loan from Sara Lee in the amount of $450 million. In connection with the incurrence of debt under the credit facilities, we paid $46 million in debt issuance costs.

Cash and Cash Equivalents

As of September 30, 2006 and July 1, 2006, cash and cash equivalents were $209 million and $298 million, respectively. The decrease in cash and cash equivalents as of September 30, 2006 was primarily the result of transactions associated with the spin off. The September 30, 2006 balance will be reduced as we remit approximately $26 million to Sara Lee to settle accounts as of the spin off date. The July 1, 2006 balance was also impacted by a $275 million bank overdraft which was classified as a current liability. As part of Sara Lee, we participated in Sara Lee’s cash pooling arrangements under which positive and negative cash balances are netted within geographic regions. The recapitalization undertaken in conjunction with the spin off resulted in a reduction in cash and cash equivalents. In periods after the spin off, our primary sources of liquidity will be cash provided from operating activities and availability under our revolving loan facility described below.

Credit Facilities and Notes Payable

In connection with the spin off on September 5, 2006, we entered into a $2.15 billion senior secured credit facility (the “Senior Secured Credit Facility”) which includes a $500 million revolving loan facility that was undrawn at the time of the spin off, a $450 million senior secured second lien credit facility (the “Second Lien Credit Facility”) and a $500 million bridge loan facility (the “Bridge Loan Facility”) with various financial institution lenders, including Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as the co-syndication agents and the joint lead arrangers and joint bookrunners. Citicorp USA, Inc. is acting as administrative agent and Citibank, N.A. is acting as collateral agent for the Senior Secured Credit Facility and the Second Lien Credit Facility. Morgan Stanley Senior Funding, Inc. is acting as the administrative agent for the Bridge Loan Facility. As a result of this debt incurrence, the amount of interest expense will increase significantly in periods after the spin off. We paid $2.4 billion of the proceeds of these borrowings to Sara Lee in connection with the spin off.

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

The Senior Secured Credit Facility is guaranteed by substantially all of our existing and future direct and indirect U.S. subsidiaries, with certain customary or agreed-upon exceptions for certain subsidiaries. We and each of the guarantors under the Senior Secured Credit Facility have granted the lenders under the Senior Secured Credit Facility a valid and perfected first priority (subject to certain customary exceptions) lien and security interest in the following:

•	the equity interests of substantially all of our direct and indirect U.S. subsidiaries and 65% of the voting securities of certain foreign subsidiaries; and

•	substantially all present and future property and assets, real and personal, tangible and intangible, of Hanesbrands Inc. and each guarantor, except for certain enumerated interests, and all proceeds and products of such property and assets.

The final maturity of the Term A Loan Facility is September 5, 2012. The Term A Loan Facility will amortize in an amount per annum equal to the following: year 1 — 5.00%; year 2 — 10.00%; year 3 — 15.00%; year 4 — 20.00%; year 5 — 25.00%; year 6 — 25.00%. The final maturity of the Term B Loan Facility is September 5, 2013. The Term B Loan Facility will be repaid in equal quarterly installments in an amount equal to 1% per annum, with the balance due on the maturity date. The final maturity of the Revolving Loan Facility is September 5, 2011. All borrowings under the Revolving Loan Facility must be repaid in full upon maturity.

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

The Senior Secured Credit Facility requires us to comply with customary affirmative, negative and financial covenants. The Senior Secured Credit Facility requires that we maintain a minimum interest coverage ratio and a maximum total debt to earnings before income taxes, depreciation expense and amortization expense (“EBITDA”) ratio. The interest coverage covenant requires that the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense for such period shall not be less than 2 to 1 for each fiscal quarter ending after December 15, 2006. The interest coverage ratio will increase over time until it reaches 3.25 to 1 for fiscal quarters ending after October 15, 2009. The total debt to EBITDA covenant requires that the ratio of our total debt to our EBITDA for the preceding four fiscal quarters will not be more than 5.5 to 1 for each fiscal quarter ending after December 15, 2006. This ratio limit will decline over time until it reaches 3 to 1 for fiscal quarters after October 15, 2009. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.

The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default of more than $50 million; certain judgments of more than $50 million; certain events related to the Employee Retirement Income Security Act of 1974, as amended, or “ERISA”; and a change in control (as defined in the Senior Secured Credit Facility).

Second Lien Credit Facility

The Second Lien Credit Facility provides for aggregate borrowings of $450 million by Hanesbrands’ wholly-owned subsidiary, HBI Branded Apparel Limited, Inc. The Second Lien Credit Facility is unconditionally guaranteed by Hanesbrands and each entity guaranteeing the Senior Secured Credit Facility, subject to the same exceptions and exclusions provided in the Senior Secured Credit Facility. The Second Lien Credit Facility and the guarantees in respect thereof are secured on a second-priority basis (subordinate only to the Senior Secured Credit Facility and any permitted additions thereto or refinancings thereof) by substantially all of the assets that secure the Senior Secured Credit Facility (subject to the same exceptions).

Loans under the Second Lien Credit Facility will bear interest in the same manner as those under the Senior Secured Credit Facility, subject to a margin of 2.75% for Base Rate loans and 3.75% for LIBOR based loans.

The Second Lien Credit Facility requires us to comply with customary affirmative, negative and financial covenants. The Second Lien Credit Facility requires that we maintain a minimum interest coverage ratio and a maximum total debt to EBITDA ratio. The interest coverage covenant requires that the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense for such period shall not be less than 1.5 to 1 for each fiscal quarter ending after December 15, 2006. The interest coverage ratio will increase over time until it reaches 2.5 to 1 for fiscal quarters ending after April 15, 2009. The total debt to EBITDA covenant requires that the ratio of our total debt to our EBITDA for the preceding four fiscal quarters will not be more than 6 to 1 for each fiscal quarter ending after December 15, 2006. This ratio will decline over time until it reaches 3.75 to 1 for fiscal quarters ending after October 15, 2009. The method of calculating all of the components used in the covenants is included in the Second Lien Credit Facility.

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

Bridge Loan Facility

The Bridge Loan Facility provides for a borrowing of $500 million and is unconditionally guaranteed by each entity guaranteeing the Senior Secured Credit Facility. The Bridge Loan Facility is unsecured and will mature on September 5, 2007. If the Bridge Loan Facility has not been repaid at maturity, the outstanding principal amount of the facility will roll over into a rollover loan in the same amount that will mature on September 5, 2014. Lenders that have extended rollover loans to us may request that we issue “Exchange Notes” to them in exchange for the rollover loans, and also may request that we register such notes under the Securities Act of 1933, as amended, upon request.

Interest under the Bridge Loan Facility shall be paid at the Contract Rate. “Contract Rate” is defined as of any date of determination, (i) from the Closing Date to, but excluding, the three month anniversary of the Closing Date, a rate of 9.6475%, (ii) on and after the three month anniversary of the Closing Date to, but excluding, the six month anniversary of the Closing Date, a rate per annum (the “Second Contract Rate”) equal to the sum of the First Contract Rate plus 0.50%, (iii) on and after the six month anniversary of the Closing Date to, but excluding, the nine month anniversary of the Closing Date, a rate per annum (the “Third Contract Rate”) equal to the sum of the Second Contract Rate plus 0.50%, (iv) on and after the nine month anniversary of the Closing Date to, but excluding, the Bridge Loan Repayment Date, a rate per annum (the “Fourth Contract Rate”) equal to the sum of the Third Contract Rate plus 0.50% and (v) on and after the Bridge Loan Repayment Date, a rate per annum equal to the sum of the Fourth Contract Rate plus an increase of 0.50% every three months. However, the interest rate borne by the Bridge Loan Facility will not exceed 11.50%.

The Bridge Loan Facility requires us to comply with customary affirmative, negative and financial covenants and includes customary events of default.

Notes Payable

We have a RMB 50 million ($6.35 million) short-term revolving facility arrangement with a Chinese branch of a U.S. bank. The facility is dated January 27, 2006 and is renewable annually. Borrowings under the facility accrue interest at the prevailing base lending rates published by the People’s Bank of China from time to time less 10%. As of September 30, 2006, $4.8 million was outstanding under this facility. We were in compliance with the covenants contained in this facility at September 30, 2006.

Future Contractual Obligations and Commitments

The following table contains information on our contractual obligations and commitments as of September 30, 2006.

		Payments Due by Fiscal Year
	At September 30,	Less Than
	2006	1 Year	1 — 3 Years	3 — 5 Years	Thereafter
	(in thousands)

Long-term debt(1)	$2,600,000	$19,875	$84,250	$134,250	$2,361,625
Notes payable to banks	4,751	4,751	—	—	—
Interest on debt obligations(2)	1,489,649	162,864	438,257	424,680	463,848
Operating lease obligations	129,454	35,577	51,161	27,591	15,125
Capital lease obligations including related interest payments	5,349	2,757	2,388	204	—
Purchase obligations(3)	638,746	450,285	179,386	9,075	—
Other long-term obligations(4)	36,302	20,984	8,181	7,137	—

Total	$4,904,251	$697,093	$763,623	$602,937	$2,840,598

(1)	In connection with the spin off, we incurred approximately (i) $1.65 billion of indebtedness under a senior secured credit facility, which included an additional $500 million revolving credit facility which was undrawn at the closing of the spin off, (ii) $450 million of indebtedness under a senior secured second lien credit facility and (iii) $500 million of indebtedness under a bridge loan facility. Each of these credit facilities bear interest as described in “New Credit Facilities” above.

(2)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in affect at September 30, 2006.

(3)	“Purchase obligations,” as disclosed in the table, are obligations to purchase goods and services in the ordinary course of business for production and inventory needs (such as raw materials, supplies, packaging, and manufacturing arrangements), capital expenditures, marketing services, royalty-bearing license agreement payments and other professional services. This table only includes purchase obligations for which we have agreed upon a fixed or minimum quantity to purchase, a fixed, minimum or variable pricing arrangement, and an approximate delivery date. Actual cash expenditures relating to these obligations may vary from the amounts shown in the table above. We enter into purchase obligations when terms or conditions are favorable or when a long-term commitment is necessary. Many of these arrangements are cancelable after a notice period without a significant penalty. This table omits obligations that did not exist as of September 30, 2006, as well as obligations for accounts payable and accrued liabilities recorded on the balance sheet.

(4)	Represents the projected payment for long-term liabilities recorded on the balance sheet for deferred compensation, deferred income, and the remaining fiscal 2007 projected pension contribution of $0.4 million. We have employee benefit obligations consisting of pensions and other postretirement benefits including medical. Other than the remaining fiscal 2007 projected pension contribution of $0.4 million, pension and postretirement obligations have been excluded from the table. A discussion of our pension and postretirement plans is included in

Notes 8 and 9 to our Condensed Combined and Consolidated Financial Statements. Our obligations for employee health and property and casualty losses are also excluded from the table.

Significant Accounting Policies and Critical Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 3, titled “Summary of Significant Accounting Policies,” to our Combined and Consolidated Financial Statements included in our Annual Report on Form 10-K.

The application of these accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 1, 2006. There have been no material changes during the quarter ended September 30, 2006 in these policies except for the following:

Insurance Reserves

Prior to the spin off on September 5, 2006, we were insured through Sara Lee for property, workers’ compensation, and other casualty programs, subject to minimum claims thresholds. Sara Lee charged an amount to cover premium costs to each operating unit. Subsequent to the spin off on September 5, 2006, we maintain our own insurance coverage for these programs. We are responsible for losses up to certain limits and are required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from the estimates, the financial results could be impacted.

Income Taxes

Prior to the spin off on September 5, 2006, all income taxes were computed and reported on a separate return basis as if we were not part of Sara Lee. Deferred taxes were recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Net operating loss carry forwards had been determined in our financial statements as if we were separate from Sara Lee, resulting in a different net operating loss carry forward amount than reflected by Sara Lee. Given our continuing losses in certain geographic locations on a separate return basis, a valuation reserve had been established for the value of the deferred tax assets relating to these specific locations. Federal income taxes are provided on that portion of our income of foreign subsidiaries that is expected to be remitted to the United States and be taxable, reflecting the historical decisions made by Sara Lee with regards to earnings permanently reinvested in foreign jurisdictions. In periods after the spin off, we may make different decisions as to the amount of earnings permanently reinvested in foreign jurisdictions, due to anticipated cash flow or other business requirements, which may result in a different federal income tax provision.

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

Defined Benefit Pension and Post Retirement Plans

Prior to the spin off on September 5, 2006, certain eligible employees of the Company participated in the defined benefit pension plans and the postretirement health-care and life insurance plans of Sara Lee. In connection with the spin off, we assumed approximately $299 million in obligations under the Sara Lee sponsored pension and post-retirement plans and the Sara Lee Corporation Supplemental Executive Retirement Plan that related to our current and former employees. The amount of the net liability actually assumed was evaluated in a manner specified by ERISA and will be finalized and certified by plan actuaries several months after the completion of the spin off. Benefits under the pension and postretirement benefit plans are generally based on age at retirement and years of service and for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of the pension and post-retirement plans is determined using the projections and actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). The net periodic pension and postretirement income or expense is recognized in the year incurred. Gains and losses, which occur when actual experience differs from actuarial assumptions, are amortized over the average future service period of employees.

Issued But Not Yet Effective Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, or “FIN No. 48”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact the adoption of FIN No. 48 will have on our results of operations and financial position.

Fair Value Measurements

The FASB has issued FAS 157, Fair Value Measurements, or “SFAS 157,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, of SFAS 157 on our results of operations and financial position.

Pension and Other Postretirement Benefits

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R), or “SFAS 158.” SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status, or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive income and as a separate component of stockholders’ equity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. We are evaluating the impact of SFAS 158 on our results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

Item 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Although we are subject to various claims and legal actions that occur from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

No updates to report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Prior to the spin off, Sara Lee, as our sole shareholder, approved the following actions. On July 20, 2006, Sara Lee approved the Hanesbrands Inc. Employee Stock Purchase Plan and the Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan. On September 1, 2006, Sara Lee approved Articles of Amendment and Restatement of our charter, our stockholder rights plan and Articles Supplementary to our charter creating our Junior Participating Preferred Stock, Series A. The Articles of Amendment and Restatement and the Articles Supplementary were filed and became effective upon filing with the State Department of Assessments and Taxation of Maryland on September 1, 2006.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ E. Lee Wyatt Jr.
E. Lee Wyatt Jr.
Executive Vice President,
Chief Financial Officer

Date: November 13, 2006

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

E-1