Form 10-KT
period 2006-12-30
Hanesbrands Inc.
filed 2007-02-22
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended

or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 2, 2006 to December 30, 2006

Commission file number: 001-32891

Hanesbrands Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-3552316
(State of incorporation)	(I.R.S. employer identification no.)

1000 East Hanes Mill Road Winston-Salem, North Carolina	27105 (Zip code)
(Address of principal executive office)

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

As of December 29, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1,948,022,535 (based on the closing price of the common stock of $23.62 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of February 1, 2007, there were 96,363,203 shares of the registrant’s common stock outstanding.

Trademarks, Trade Names and Service Marks

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Form 10-K include the Hanes, Champion, Playtex, Bali, Just My Size, barely there, Wonderbra, C9 by Champion, L’eggs, Beefy-T, Outer Banks and Duofold marks, which may be registered in the United States and other jurisdictions. We do not own any trademark, trade name or service mark of any other company appearing in this Form 10-K.

FORWARD-LOOKING STATEMENTS

Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	our ability to migrate our production and manufacturing operations to lower-cost locations around the world;

•	the highly competitive and evolving nature of the industry in which we compete;

•	our ability to effectively manage our inventory and reduce inventory reserves;

•	failure by us to successfully streamline our operations;

•	retailer consolidation and other changes in the apparel essentials industry;

•	our ability to keep pace with changing consumer preferences in intimate apparel;

•	loss of or reduction in sales to any of our top customers, especially Wal-Mart Stores, Inc.;

•	financial difficulties experienced by any of our top customers;

•	risks associated with our foreign operations or foreign supply sources, such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	the impact of economic and business conditions and industry trends in the countries in which we operate our supply chain;

•	failure by us to protect against dramatic changes in the volatile market price of cotton, the primary material used in the manufacture of our products;

•	costs and adverse publicity arising from violations of labor and environmental laws by us or any of our third-party manufacturers;

•	our ability to attract and retain key personnel;

•	our substantial debt and debt service requirements that restrict our operating and financial flexibility, and impose significant interest and financing costs;

•	the risk of inflation or deflation;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	the receipt of licenses and other rights associated with Sara Lee Corporation’s branded apparel business;

•	rapid technological changes;

•	future financial performance, including availability, terms and deployment of capital;

•	the outcome of any pending or threatened litigation;

•	our ability to comply with environmental and occupational health and safety laws and regulations;

•	general economic conditions; and

•	possible terrorists attacks and ongoing military action in the Middle East and other parts of the world.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Form 10-K for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements speak only as of the date of this Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this Form 10-K. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission, or the “SEC.” You can inspect, read and copy these reports, proxy statements and other information at the public reference facilities the SEC maintains at 100 F Street, N.E., Washington, D.C. 20549.

We make available free of charge at www.hanesbrands.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. You can also obtain copies of these materials at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically with it. By referring to our website, www.hanesbrands.com, we do not incorporate our website or its contents into this Form 10-K.

PART I

Item 1.	Business

General

We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Playtex, Bali, Just My Size, barely there and Wonderbra. We design, manufacture, source and sell a broad range of apparel essentials such as t-shirts, bras, panties, men’s underwear, kids’ underwear, socks, hosiery, casualwear and activewear.

We were spun off from Sara Lee Corporation, or “Sara Lee,” on September 5, 2006. In connection with the spin off, Sara Lee contributed its branded apparel Americas and Asia business to us and distributed all of the outstanding shares of our common stock to its stockholders on a pro rata basis. As a result of the spin off, Sara Lee ceased to own any equity interest in our company. In this Form 10-K, we describe the businesses contributed to us by Sara Lee in the spin off as if the contributed businesses were our business for all historical periods described. References in this Form 10-K to our assets, liabilities, products, businesses or activities of our business for periods including or prior to the spin off are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the contributed businesses as the businesses were conducted as part of Sara Lee and its subsidiaries prior to the spin off.

Following the spin off, we changed our fiscal year end from the Saturday closest to June 30 to the Saturday closest to December 31. This change created a transition period beginning on July 2, 2006, the day following the end of our 2006 fiscal year on July 1, 2006, and ending on December 30, 2006.

Our products are sold through multiple distribution channels. During the six months ended December 30, 2006, approximately 47% of our net sales were to mass merchants, 20% were to national chains and department stores, 9% were direct to consumer, 9% were in our international segment and 15% were to other retail channels such as embellishers, specialty retailers, warehouse clubs and sporting goods stores. In addition to designing and marketing apparel essentials, we have a long history of operating a global supply chain that incorporates a mix of self-manufacturing, third-party contractors and third-party sourcing.

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

Our business is organized into five operating segments. These segments—innerwear, outerwear, hosiery, international and other—are reportable segments for financial reporting purposes. The following table summarizes our operating segments by category:

Segment	Primary Products	Primary Brands

Innerwear	Intimate apparel, such as bras, panties and bodywear	Hanes, Playtex, Bali, barely there, Just My Size, Wonderbra
	Men’s underwear and kids’ underwear	Hanes, Champion, Polo Ralph Lauren*
	Socks	Hanes, Champion
Outerwear	Activewear, such as performance t-shirts and shorts	Hanes, Champion, Just My Size
	Casualwear, such as t-shirts, fleece and sport shirts	Hanes, Just My Size, Outerbanks, Hanes Beefy-T
Hosiery	Hosiery	L’eggs, Hanes, Just My Size
International	Activewear, men’s underwear, kids’ underwear, intimate apparel, socks, hosiery and casualwear	Hanes, Wonderbra**, Playtex**, Champion, Rinbros, Bali
Other	Nonfinished products, including fabric and certain other materials	Not applicable

*	Brand used under a license agreement.

**	As a result of the February 2006 sale of Sara Lee’s European branded apparel business, we are not permitted to sell this brand in the member states of the European Union, or the “EU,” several other European countries and South Africa.

Our brands have a strong heritage in the apparel essentials industry. According to The NPD Group/Consumer Panel TrackSM, or “NPD,” our brands hold either the number one or number two U.S. market position by sales in most product categories in which we compete, on a rolling year-end basis as of December 2006. According to a 2006 survey of consumer brand awareness by Women’s Wear Daily, Hanes is the most recognized apparel and accessory brand among women in the United States. According to Millward Brown Market Research, Hanes is found in over 85% of the United States households who have purchased men’s or women’s casual clothing or underwear in the 12-month period ended December 31, 2006. We sell high-volume, frequently replenished apparel essentials. The majority of our core styles continue from year to year, with variations only in color, fabric or design details, and are frequently replenished by consumers.

According to NPD, we are the largest seller of apparel essentials in the United States as measured by sales on a rolling year-end basis as of December 2006. We sell our products primarily through large, high-volume retailers, including mass merchants, department stores and national chains. We have met the demands of our customers by developing vertically integrated operations and an extensive network of owned facilities and third-party manufacturers over a broad geographic footprint. We have strong, long-term relationships with our top customers, including relationships of more than ten years with each of our top ten customers. The size and operational scale of the high-volume retailers with which we do business require extensive category and product knowledge and specialized services regarding the quantity, quality and planning of orders. In the late 1980s, we undertook a shift in our approach to our relationships with our largest customers when we sought to align significant parts of our organization with corresponding parts of their organizations. For example, we are organized into teams that sell to and service our customers across a range of functional areas, such as demand planning, replenishment and logistics. We also have entered into customer-specific programs such as the introduction in 2004 of C9 by Champion products marketed and sold through Target Corporation, or “Target,” stores. Through these efforts, we have become the largest apparel essentials supplier to many of our customers.

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

Our Industry

The overall U.S. apparel market and the core categories critical to our future success will continue to be influenced by a number of broad-based trends:

•	the U.S. population is predicted to increase at a rate of less than 1% annually, with the rate of increase declining through 2050, with a continued aging of the population and a shift in the ethnic mix;

•	changing attitudes about fashion, the need for versatility, and continuing preferences for more casual apparel are expected to support the strength of basic or classic styles of “relaxed apparel;”

•	the impact of a continued deflationary environment in our business and the apparel essentials industry;

•	continued increases in body size across all age groups and genders, and especially among children, will drive demand for plus-sized apparel; and

•	intense competition and continued consolidation in the retail industry, the shifting of formats among major retailers, convenience and value will continue to be key drivers.

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

Our Brands

Our portfolio of leading brands is designed to address the needs and wants of various consumer segments across a broad range of apparel essentials products. Each of our brands has a particular consumer positioning that distinguishes it from its competitors and guides its advertising and product development. We discuss our brands in more detail below.

Hanes is the largest and most widely recognized brand in our portfolio. According to a 2006 survey of consumer brand awareness by Women’s Wear Daily, Hanes is the most recognized apparel and accessory brand among women in the United States. The Hanes brand covers all of our product categories, including men’s underwear, kids’ underwear, bras, panties, socks, t-shirts, fleece and sheer hosiery. Hanes stands for outstanding comfort, style and value. According to Millward Brown Market Research, Hanes is found in over 85% of the United States households who have purchased men’s or women’s casual clothing or underwear in the 12-month period ended December 31, 2006.

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

Playtex, the third-largest brand within our portfolio, offers a line of bras, panties and shapewear, including products that offer solutions for hard to fit figures. Bali is the fourth-largest brand within our portfolio. Bali offers a range of bras, panties and shapewear sold in the department store channel. Our brand portfolio also includes the following well-known brands: L’eggs, Just My Size, barely there, Wonderbra, Outer Banks and Duofold. These brands serve to round out our product offerings, allowing us to give consumers a variety of options to meet their diverse needs.

Our Segments

We manage and report our operations in five segments, each of which is a reportable segment: innerwear, outerwear, hosiery, international and other. These segments are organized principally by product category and geographic location. Management of each segment is responsible for the assets and operations of these businesses. For more information about our segments, see Note 20 to our Combined and Consolidated Financial Statements included in this Form 10-K.

Innerwear

The innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size and Wonderbra brands, offering a full line of bras, panties and bodywear. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes and Champion brand names. We also produce underwear products under a licensing agreement with Polo Ralph Lauren. Our net sales for the six months ended December 30, 2006 from our innerwear segment were $1.3 billion, representing approximately 57% of total segment net sales.

Outerwear

We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and in 2004 launched an apparel program at Target stores, C9 by Champion. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products to screen printers and embellishers, who imprint or embroider the product and then resell to specialty retailers and organizations such as resorts and professional sports clubs. We sell our products to screen printers and embellishers primarily under the Hanes, Hanes Beefy-T and Outer Banks brands. Our net sales for the six months ended December 30, 2006 from our outerwear segment were $616 million, representing approximately 27% of total segment net sales.

Hosiery

We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our Hanes, L’eggs and Just My Size brands. Our net sales for the six months ended December 30, 2006 from our hosiery segment were $144 million, representing approximately 6% of total segment net sales. Consistent with a sustained decline in the hosiery industry due to changes in consumer preferences, our net sales from hosiery sales have declined each year since 1995.

International

International includes products that span across the innerwear, outerwear and hosiery reportable segments. Our net sales in this segment included sales in Europe, Asia, Canada and Latin America. Japan, Canada and Mexico are our largest international markets, and we also have opened sales offices in India and China. Our net sales for the six months ended December 30, 2006 from our international segment were $198 million, representing approximately 9% of total segment net sales.

Other

Our net sales in this segment are comprised of sales of nonfinished products such as fabric and certain other materials in the United States, Asia and Latin America in order to maintain asset utilization at certain manufacturing facilities. Our net sales for the six months ended December 30, 2006 from our other segment were $19 million, representing approximately 1% of total segment net sales.

Design, Research and Product Development

At the core of our design, research and product development capabilities is a team of more than 300 professionals. As part of plan to consolidate our operations, we combined our design, research and development teams into an integrated group for all of our product categories. A facility located in Winston-Salem, North Carolina, is the center of our research, technical design and product development efforts. We also employ creative design and product development personnel in our design center in New York City. During the six months ended December 30, 2006 and fiscal 2006, 2005 and 2004, we spent approximately $23 million, $55 million, $51 million and $53 million, respectively, on design, research and product development.

Customers

In the six months ended December 30, 2006, approximately 91% of our net sales were to customers in the United States and approximately 9% were to customers outside the United States. Domestically, almost 82% of our net sales were wholesale sales to retailers, 9% were wholesale sales to third-party embellishers and 9% were direct to consumer. We have well-established relationships with some of the largest apparel retailers in the world. Our largest customers are Wal-Mart Stores, Inc., or “Wal-Mart,” Target and Kohl’s Corporation, or “Kohl’s,” accounting for 28%, 15% and 6%, respectively, of our total sales in the six months ended December 30, 2006. As is common in the apparel essentials industry, we generally do not have purchase agreements that obligate our customers, including Wal-Mart, to purchase our products. However, all of our key customer relationships have been in place for ten years or more. Wal-Mart and Target are our only customers with sales that exceed 10% of any individual segment’s sales. In our innerwear segment, Wal-Mart accounted for 35% of sales and Target accounted for 12% of sales during the six months ended December 30, 2006. In our outerwear segment, Wal-Mart accounted for 24% of sales and Target accounted for 29% of sales during the six months ended December 30, 2006. In our hosiery and international segments, Wal-Mart accounted for 22% and 14% of sales, respectively, during the six months ended December 30, 2006.

Due to their size and operational scale, high-volume retailers require extensive category and product knowledge and specialized services regarding the quantity, quality and timing of product orders. We have organized multifunctional customer management teams, which has allowed us to form strategic long-term relationships with these customers and efficiently focus resources on category, product and service expertise. Smaller regional customers attracted to our leading brands and quality products also represent an important component of our distribution, and our organizational model provides for an efficient use of resources that delivers a high level of category and channel expertise and services to these customers.

Sales to the mass merchant channel accounted for approximately 47% of our net sales in the six months ended December 30, 2006. We sell all of our product categories in this channel primarily under our Hanes, Just My Size, Playtex and C9 by Champion brands. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Wal-Mart. Wal-Mart, which accounted for approximately 28% of our net sales during the six months ended December 30, 2006, is our largest mass merchant customer.

Sales to the national chains and department stores channel accounted for approximately 20% of our net sales during the six months ended December 30, 2006. These retailers target a higher-income consumer than mass merchants, focus more of their sales on apparel items rather than other consumer goods such as grocery and drug products, and are characterized by large retailers such as Sears, Roebuck and Co., JC Penney Company, Inc. and Kohl’s. We sell all of our product categories in this channel. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than national chains or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s and Dillard’s, Inc. We sell products in our intimate apparel, hosiery and underwear categories through these department stores.

Sales to the direct to consumer channel accounted for approximately 9% of our net sales in the six months ended December 30, 2006. We sell our branded products directly to consumers through our 220 outlet stores, as well as our catalogs and our web sites operating under the Hanes name as well as OneHanes Place, Outer Banks, Just My Size and Champion. Our outlet stores are value-based, offering the consumer a savings of 25% to 40% off suggested retail prices, and sell first-quality, excess, post-season, obsolete and slightly imperfect products. Our catalogs and web sites address the growing direct to consumer channel that operates in today’s 24/7 retail environment, and we have an active database of approximately two million consumers receiving our catalogs and emails. Our web sites have experienced significant growth and we expect this trend to continue as more consumers embrace this retail shopping channel.

Sales in our international segment represented approximately 9% of our net sales during the six months ended December 30, 2006, and included sales in Europe, Asia, Canada and Latin America. Japan, Canada and Mexico are our largest international markets, and we also have opened sales offices in India and China. We operate in several locations in Latin America including Mexico, Puerto Rico, Argentina, Brazil and Central America. From an export business perspective, we use distributors to service customers in the Middle East and Asia, and have a limited presence in Latin America. The primary focus of the export business is Hanes underwear and Bali, Playtex, Wonderbra and barely there intimate apparel.

Sales in other channels represented approximately 15% of our net sales during the six months ended December 30, 2006. We sell t-shirts, golf and sport shirts and fleece sweatshirts to third-party embellishers primarily under our Hanes, Hanes Beefy-T and Outer Banks brands. Sales to third-party embellishers accounted for approximately 9% of our net sales during the six months ended December 30, 2006. We also sell a significant range of our underwear, activewear and sock products under the Champion brand to wholesale clubs, such as Costco, and sporting goods stores, such as The Sports Authority, Inc. We sell primarily legwear and underwear products under the Hanes and L’eggs brands to food, drug and variety stores. We sell our branded apparel essentials products to the U.S. military for sale to servicemen and servicewomen.

Inventory

Effective inventory management is a key component of our future success. Because our customers do not purchase our products under long-term supply contracts, but rather on a purchase order basis, effective inventory management requires close coordination with the customer base. We employ various types of inventory management techniques that include collaborative forecasting and planning, vendor-managed inventory, key event management and various forms of replenishment management processes. We have demand management planners in our customer management group who work closely with customers to develop demand forecasts that are passed to the supply chain. We also have professionals within the customer management group who coordinate daily with our larger customers to help ensure that our customers’ planned inventory levels are in fact available at their individual retail outlets. Additionally, within our supply chain organization we have dedicated professionals that translate the demand forecast into our inventory strategy and specific production plans. These individuals work closely with our customer management team to balance inventory investment/exposure with customer service targets.

Seasonality

Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. Nevertheless, we are subject to some degree of seasonality. Sales are typically higher in the two quarters ending in September and December. Socks, hosiery and fleece products generally have higher sales during this period as a result of cooler weather, back-to-school shopping and holidays. Sales levels in a period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand.

Marketing

Our strategy is to bring consumer-driven innovation to market in a compelling way. Our approach is to build targeted, effective multimedia advertising and marketing campaigns regarding our portfolio of key brands. In addition, we will explore new marketing opportunities through which we can communicate the key features and benefits of our brands to consumers. For example, in fiscal 2005, we launched our comprehensive “Look Who We’ve Got Our Hanes on Now” marketing campaign, which we believe significantly increased positive consumer attitudes about the Hanes brand in the areas of stylishness, distinctiveness and up-to-date products. We believe that the strength of our consumer insights, our distinctive brand propositions and our focus on integrated marketing give us a competitive advantage in the fragmented apparel marketplace.

Distribution

We distribute our products for the U.S. market primarily from U.S.-based company-owned and company-operated distribution centers. As of December 30, 2006, we operated 32 distribution centers and also performed direct ship services from selected Central America-, Caribbean Basin- and Mexico-based operations to the U.S. markets. International distribution operations use a combination of third-party logistics providers, as well as owned and operated distribution operations, to distribute goods to our various international markets. We are currently in the process of consolidating several of our U.S. distribution centers. In this process, we intend to centralize our distribution centers around our Winston-Salem, North Carolina, base, and we announced the closure of three distribution centers in the United States during the six months ended December 30, 2006. During the six months ended December 30, 2006, we opened our first West Coast distribution center in California.

Manufacturing and Sourcing

During the six months ended December 30, 2006, approximately 77% of our finished goods sold in the United States were manufactured through a combination of facilities we own and operate and facilities owned and operated by third-party contractors. These contractors perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We sourced the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.

Finished Goods That Are Manufactured by Hanesbrands

The manufacturing process for finished goods that we manufacture begins with raw materials we obtain from third parties. The principal raw materials in our product categories are cotton and synthetics. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating and often volatile cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market and the relative valuations and fluctuations of the currencies of producer versus consumer countries. We attempt to mitigate the effect of fluctuating raw material costs by entering into short-term supply agreements that set the price we will pay for cotton yarn and cotton-based textiles in future periods. We also enter into hedging contracts on cotton designed to protect us from severe market fluctuations in the wholesale prices of cotton. In addition to cotton yarn and cotton-based textiles, we use thread and trim for product identification, buttons, zippers, snaps and lace.

Fluctuations in crude oil or petroleum prices may also influence the prices of items used in our business, such as chemicals, dyestuffs, polyester yarn and foam. Alternate sources of these materials and services are readily available. After they are sourced, cotton and synthetic materials are spun into yarn, which is then knitted into cotton, synthetic and blended fabrics. We spin a significant portion of the yarn and knit a significant portion of the fabrics we use in our owned and operated facilities. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with scheduled production. These fabrics are cut and sewn into finished products, either by us or by third-party contractors. Most of our cutting and sewing operations are located in Central America and the Caribbean Basin.

In making decisions about the location of manufacturing operations and third-party sources of supply, we consider a number of factors including local labor costs, quality of production, applicable quotas and duties, and freight costs. Although, according to a 2005 study, approximately 80% of our workforce in fiscal 2005 was located outside the United States, approximately 70% of our labor costs in fiscal 2005 were related to our domestic workforce. We continue to evaluate actions to reduce our U.S. workforce over time, which should have the effect of reducing our total labor costs. Over the past ten years, we have engaged in a substantial asset relocation strategy designed to eliminate or relocate portions of our U.S.-based manufacturing operations to lower-cost locations in Central America, the Caribbean Basin and Asia. For example, at an owned textile manufacturing facility in the Dominican Republic, which began production in early 2006, and through a strategic alliance with a third-party textile manufacturer in El Salvador, which began production in 2005, textiles are knit, dyed, finished and cut in accordance with our specifications. We expect to achieve cost efficiencies from our operations at these facilities primarily as a result of lower labor costs. In addition, because these manufacturing facilities are located in close proximity to the sewing operations to which the manufactured textiles must be transported, we expect to achieve additional efficiencies by reducing the amount of time needed to produce finished goods. We also expect to increase asset utilization through the operations at these facilities. In connection with moving operations from other facilities, we reduced excess manufacturing capacity. We closed two of our owned textile facilities in the United States in connection with these projects.

During the six months ended December 30, 2006, we announced decisions to close four textile and sewing plants in the United States, Puerto Rico and Mexico and consolidate three distribution centers in the United States. As further plans are developed and approved by management and our board of directors, we expect to recognize additional restructuring costs to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. As a result of these efforts, we expect to incur approximately $250 million in restructuring and related charges over the next three years of which approximately half is expected to be noncash.

Finished Goods That Are Manufactured by Third Parties

In addition to our manufacturing capabilities, we also source finished goods designed by us from third-party manufacturers, also referred to as “turnkey products.” Many of these turnkey products are sourced from international suppliers by our strategic sourcing hubs in Hong Kong and other locations in Asia.

All contracted and sourced manufacturing must meet our high quality standards. Further, all contractors and third-party manufacturers must be preaudited and adhere to our strict supplier and business practices guidelines. These requirements provide strict standards covering hours of work, age of workers, health and safety conditions and conformity with local laws. Each new supplier must be inspected and agree to comprehensive compliance terms prior to performance of any production on our behalf. We audit compliance with these standards and maintain strict compliance performance records. In addition to our audit procedures, we require certain of our suppliers to be Worldwide Responsible Apparel Production, or “WRAP,” certified. WRAP is a stringent apparel certification program that independently monitors and certifies compliance with certain specified manufacturing standards that are intended to ensure that a given factory produces sewn goods under lawful, humane, and ethical conditions. WRAP uses third-party, independent certification firms and requires factory-by-factory certification.

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

Competition

The apparel essentials market is highly competitive and rapidly evolving. Competition generally is based upon price, brand name recognition, product quality, selection, service and purchasing convenience. Our businesses face competition today from other large corporations and foreign manufacturers. These competitors include Berskhire Hathaway Inc. through its subsidiary Fruit of the Loom, Inc., Warnaco Group Inc., VF Corporation (which in January 2007 agreed to sell its intimate apparel business to Fruit of the Loom, Inc.) and Maidenform Brands, Inc. in our innerwear business segment and Gildan Activewear, Inc. and Berkshire Hathaway Inc. through its subsidiaries Russell Corporation and Fruit of the Loom, Inc. in our outerwear business segment. We also compete with many small manufacturers across all of our business segments. Additionally, department stores and other retailers, including many of our customers, market and sell apparel essentials products under private labels that compete directly with our brands. We also face intense competition from specialty stores who sell private label apparel not manufactured by us such as Victoria’s Secret, Old Navy and The Gap.

Our competitive strengths include our strong brands with leading market positions, our high-volume, core essentials focus, our significant scale of operations and our strong customer relationships.

•	Strong Brands with Leading Market Positions. According to NPD, our brands hold either the number one or number two U.S. market position by sales in most product categories in which we compete, on a rolling year-end basis as of December 2006. According to NPD, our largest brand, Hanes, is the top-selling apparel brand in the United States by units sold, on a rolling year-end basis as of December 2006.

•	High-Volume, Core Essentials Focus. We sell high-volume, frequently replenished apparel essentials. The majority of our core styles continue from year to year, with variations only in color, fabric or design details, and are frequently replenished by consumers. We believe that our status as a high-volume seller of core apparel essentials creates a more stable and predictable revenue base and reduces our exposure to dramatic fashion shifts often observed in the general apparel industry.

•	Significant Scale of Operations. According to NPD, we are the largest seller of apparel essentials in the United States as measured by sales on a rolling year-end basis as of December 2006. Most of our products are sold to large retailers which have high-volume demands. We believe that we are able to

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

Intellectual Property

Overview

We market our products under hundreds of trademarks, service marks and trade names in the United States and other countries around the world, the most widely recognized being Hanes, Champion, Playtex, Bali, Just My Size, barely there, Wonderbra, C9 by Champion, L’eggs, Beefy-T, Outer Banks, Duofold, Sol y Oro, Rinbros, Zorba and Ritmo. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear, and we also hold licenses from various toy and media companies that give us the right to use certain of their proprietary characters, names and trademarks.

Some of our own trademarks are licensed to third parties for noncore product categories, such as Champion for athletic-oriented accessories. In the United States, the Playtex trademark is owned by Playtex Marketing Corporation, of which we own a 50% share and which grants to us a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of apparel in the United States and Canada. The other 50% share of Playtex Marketing Corporation is owned by Playtex Products, Inc., an unrelated third-party, which has a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of non-apparel products in the United States. Outside the United States and Canada, we own the Playtex trademark and perpetually license such trademark to Playtex Products, Inc. for non-apparel products. In addition, as described below, as part of Sara Lee’s sale in February 2006 of its European branded apparel business, an affiliate of Sun Capital Partners, Inc., or “Sun Capital,” has an exclusive, perpetual, royalty-free license to sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the EU, as well as several other European nations and South Africa. We also own a number of copyrights. Our trademarks and copyrights are important to our marketing efforts and have substantial value. We aggressively protect these trademarks and copyrights from infringement and dilution through appropriate measures, including court actions and administrative proceedings.

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

We place high importance on product innovation and design, and a number of these innovations and designs are the subject of patents. However, we do not regard any segment of our business as being dependent upon any single patent or group of related patents. In addition, we own proprietary trade secrets, technology, and know how that we have not patented.

Shared Trademark Relationship with Sun Capital

In February 2006, Sara Lee sold its European branded apparel business to an affiliate of Sun Capital. In connection with the sale, Sun Capital received an exclusive, perpetual, royalty-free license to sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the EU, as well as Belarus, Bosnia-Herzegovina, Bulgaria, Croatia, Macedonia, Moldova, Morocco, Norway, Romania, Russia, Serbia-Montenegro, South Africa, Switzerland, Ukraine, Andorra, Albania, Channel Islands, Lichtenstein, Monaco, Gibraltar, Guadeloupe, Martinique, Reunion and French Guyana, which we refer to as the “Covered Nations.” We are not permitted to sell Wonderbra and Playtex branded products in the Covered Nations and without our agreement Sun Capital is not permitted to sell Wonderbra and Playtex branded products outside of the Covered Nations. In connection with the sale, we also have received an exclusive, perpetual royalty-free license to sell DIM and UNNO branded products in Panama, Honduras, El Salvador, Costa Rica, Nicaragua, Belize, Guatemala, Mexico, Puerto Rico, the United States, Canada and, for DIM products, Japan. We are not permitted to sell DIM or UNNO branded apparel products outside of these countries and Sun Capital is not permitted to sell DIM or UNNO branded apparel products inside these countries. We also are not permitted to distribute or sell certain apparel products, not including Hanes products, in the Covered Nations until February 2007. In addition, the rights to certain European-originated brands previously part of Sara Lee’s branded apparel portfolio were transferred to Sun Capital and are not included in our brand portfolio.

Licensing Relationship with Tupperware Corporation

In December 2005, Sara Lee sold its direct selling business, which markets cosmetics, skin care products, toiletries and clothing in 18 countries, to Tupperware Corporation, or “Tupperware.” In connection with the sale, Dart Industries Inc., or “Dart,” an affiliate of Tupperware, received a three-year exclusive license agreement to use the C Logo, Champion U.S.A., Wonderbra, W by Wonderbra, The One and Only Wonderbra, Playtex, Just My Size and Hanes trademarks for the manufacture and sale, under the applicable brands, of certain men’s and women’s apparel in the Philippines, including underwear, socks, sportswear products, bras, panties and girdles, and for the exhaustion of similar product inventory in Malaysia. Dart also received a ten-year, royalty-free, exclusive license to use the Girls’ Attitudes trademark for the manufacture and sale of certain toiletries, cosmetics, intimate apparel, underwear, sports wear, watches, bags and towels in the Philippines. The rights and obligations under these agreements were assigned to us as part of the spin off.

In connection with the sale of Sara Lee’s direct selling business, Tupperware also signed two five-year distributorship agreements providing Tupperware with the right, which is exclusive for the first three years of the agreements, to distribute and sell, through door-to-door and similar channels, Playtex, Champion, Rinbros, Aire, Wonderbra, Hanes and Teens by Hanes apparel items in Mexico that we have discontinued and/or determined to be obsolete. The agreements also provide Tupperware with the exclusive right for five years to distribute and sell through such channels such apparel items sold by us in the ordinary course of business. The agreements also grant a limited right to use such trademarks solely in connection with the distribution and sale of those products in Mexico.

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

Government Regulation

We are subject to U.S. federal, state and local laws and regulations that could affect our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. Our international businesses are subject to similar laws and regulations in the countries in which they operate. Our operations also are subject to various international trade agreements and regulations. See “—Trade Regulation.” While we believe that we are in compliance in all material respects with all applicable governmental regulations, current governmental regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.

Employees

As of December 30, 2006, we had approximately 49,000 employees, approximately 13,300 of whom were located in the United States. As of December 30, 2006, in the United States, approximately 100 were covered by collective bargaining agreements. A portion of our international employees were also covered by collective bargaining agreements. We believe our relationships with our employees are good.

Item 1A.	Risk Factors

This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of our common stock. The risks and uncertainties described in this Form 10-K are not the only ones facing us. Additional risks and uncertainties that currently are not known to us or that we currently believe are immaterial also may adversely affect our businesses and operations.

Risks Related to Our Business

A significant portion of our textile manufacturing operations are located in higher-cost locations, placing us at a product cost disadvantage to our competitors who have a higher percentage of their manufacturing operations in lower-cost, offshore locations.

Though there has been a general industry-wide migration of manufacturing operations to lower-cost locations, such as Central America, the Caribbean Basin and Asia, a significant portion of our textile manufacturing operations are still located in higher-cost locations, such as the United States. In addition, our competitors generally source or produce a greater portion of their textiles from regions with lower costs than us, placing us at a cost disadvantage. Our competitors are able to exert pricing pressure on us by using their manufacturing cost savings to reduce prices of their products, while maintaining higher margins than us. To remain competitive, we must, among other things, react to these pricing pressures by lowering our prices from time to time. We will continue to experience pricing pressure and remain at a cost disadvantage to our competitors unless we are able to successfully migrate a greater portion of our textile manufacturing operations to lower-cost locations. However, we cannot guarantee that our migration plans, as executed, will relieve these pricing pressures and our cost disadvantage.

We are in the process of relocating a significant portion of our textile manufacturing operations to overseas locations and this process involves significant costs and the risk of operational interruption.

We currently are relocating and expect to continue to relocate a significant portion of our textile manufacturing operations to locations in Central America, the Caribbean Basin and Asia. The process of relocating significant portions of our textile manufacturing and production operations has resulted in and will continue to result in significant costs. As further plans are developed and approved by management and our board of directors, we expect to recognize additional restructuring costs to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. As a result of these efforts, we expect to incur approximately $250 million in restructuring and related charges over the next three years of which approximately half is expected to be noncash. This process also may result in operational interruptions, which may have an adverse effect on our business, results of operations and financial condition.

The integration of our information technology systems is complex, and any delay or problem with this integration may cause serious disruption or harm to our business.

As part of our efforts to consolidate our operations, we are in the process of integrating currently unrelated information technology systems across our company which has resulted in operational inefficiencies and in some cases increased our costs. This process involves the replacement of eight independent systems environments running on different technology platforms with a unified enterprise system that will integrate all of our departments and functions onto common software that runs off a single database. We are subject to the risk that we will not be able to absorb the level of systems change, commit the necessary resources or focus the management attention necessary for the implementation to succeed. Many key strategic initiatives of major business functions, such as our supply chain and our finance operations, depend on advanced capabilities enabled by the new systems and if we fail to properly execute or if we miss critical deadlines in the implementation of this initiative, we could experience serious disruption and harm to our business.

We operate in a highly competitive and rapidly evolving market, and our market share and results of operations could be adversely affected if we fail to compete effectively in the future.

The apparel essentials market is highly competitive and evolving rapidly. Competition is generally based upon price, brand name recognition, product quality, selection, service and purchasing convenience. Our businesses face competition today from other large corporations and foreign manufacturers. These competitors include Berskhire Hathaway Inc. through its subsidiary Fruit of the Loom, Inc., Warnaco Group Inc., VF Corporation (which in January 2007 agreed to sell its intimate apparel business to Fruit of the Loom, Inc.) and Maidenform Brands, Inc. in our innerwear business segment and Gildan Activewear, Inc. and Berkshire Hathaway Inc. through its subsidiaries Russell Corporation and Fruit of the Loom, Inc. in our outerwear business segment. We also compete with many small companies across all of our business segments. Additionally, department stores and other retailers, including many of our customers, market and sell apparel essentials products under private labels that compete directly with our brands. These customers may buy goods that are manufactured by others, which represents a lost business opportunity for us, or they may sell private label products manufactured by us, which have significantly lower gross margins than our branded products. We also face intense competition from specialty stores that sell private label apparel not manufactured by us, such as Victoria’s Secret, Old Navy and The Gap. Increased competition may result in a loss of or a reduction in shelf space and promotional support and reduced prices, in each case decreasing our cash flows, operating margins and profitability. Our ability to remain competitive in the areas of price, quality, brand recognition, research and product development, manufacturing and distribution will, in large part, determine our future success. If we fail to compete successfully, our market share, results of operations and financial condition will be materially and adversely affected.

If we fail to manage our inventory effectively, we may be required to establish additional inventory reserves or we may not carry enough inventory to meet customer demands, causing us to suffer lower margins or losses.

We are faced with the constant challenge of balancing our inventory with our ability to meet marketplace needs. Excess inventory reserves can result from the complexity of our supply chain, a long manufacturing process and the seasonal nature of certain products. As a result, we are subject to high levels of obsolescence and excess stock. Based on discussions with our customers and internally generated projections, we produce, purchase and/or store raw material and finished goods inventory to meet our expected demand for delivery. However, we sell a large number of our products to a small number of customers, and these customers generally are not required by contract to purchase our goods. If, after producing and storing inventory in anticipation of deliveries, demand is lower than expected, we may have to hold inventory for extended periods or sell excess inventory at reduced prices, in some cases below our cost. There are inherent uncertainties related to the recoverability of inventory, and it is possible that market factors and other conditions underlying the valuation of inventory may change in the future and result in further reserve requirements. Excess inventory can reduce gross margins or result in operating losses, lowered plant and equipment utilization and lowered fixed operating cost absorption, all of which could have a material adverse effect on our business, results of operations or financial condition. For example, while our total inventory reserves were approximately $99 million at December 30, 2006, $88 million at July 1, 2006 and $89 million at July 3, 2004, our total inventory reserves were approximately $116 million at July 2, 2005, due in part to lower demand for some of our products than forecasted.

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

Sales of and demand for our products may decrease if we fail to keep pace with evolving consumer preferences and trends, which could have an adverse effect on net sales and profitability.

Our success depends on our ability to anticipate and respond effectively to evolving consumer preferences and trends and to translate these preferences and trends into marketable product offerings. If we are unable to successfully anticipate, identify or react to changing styles or trends or misjudge the market for our products, our sales may be lower than expected and we may be faced with a significant amount of unsold finished goods inventory. In response, we may be forced to increase our marketing promotions, provide markdown allowances to our customers or liquidate excess merchandise, any of which could have a material adverse effect on our net sales and profitability. Our brand image may also suffer if customers believe that we are no longer able to offer innovative products, respond to consumer preferences or maintain the quality of our products.

We rely on a relatively small number of customers for a significant portion of our sales, and the loss of or material reduction in sales to any of our top customers would have a material adverse effect on our business, results of operations and financial condition.

During the six months ended December 30, 2006, our top ten customers accounted for 62% of our net sales and our top customer, Wal-Mart, accounted for 28% of our net sales. We expect that these customers will continue to represent a significant portion of our net sales in the future. In addition, our top ten customers are the largest market participants in our primary distribution channels across all of our product lines. Any loss of or material reduction in sales to any of our top ten customers, especially Wal-Mart, would be difficult to recapture, and would have a material adverse effect on our business, results of operations and financial condition.

We generally do not sell our products under contracts, and, as a result, our customers are generally not contractually obligated to purchase our products, which causes some uncertainty as to future sales and inventory levels.

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

International trade regulations may increase our costs or limit the amount of products that we can import from suppliers in a particular country, which could have an adverse effect on our business.

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

Adverse international trade regulations, including those listed above, would have a material adverse effect on our business, results of operations and financial condition.

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

We are not always successful in our efforts to protect our business from the volatility of the market price of cotton through short-term supply agreements and hedges, and our business can be adversely affected by dramatic movements in cotton prices. For example, we estimate that, excluding the impact of futures contracts, a change of $0.01 per pound in cotton prices would affect our annual raw material costs by $3.7 million, at current levels of production. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton would have a material adverse effect on our business, results of operations and financial condition.

We incurred substantial indebtedness in connection with the spin off, which subjects us to various restrictions and could decrease our profitability and otherwise adversely affect our business.

We incurred substantial indebtedness of $2.6 billion in connection with our spin off from Sara Lee as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In December 2006, we repaid $500 million of that indebtedness with the proceeds of an offering of $500 million of our Floating Rate Senior Notes due 2014 (the “Floating Rate Senior Notes”). We are subject to significant financial and operating restrictions contained in the senior secured credit facility we entered into on September 5, 2006 (the “Senior Secured Credit Facility”) and the senior secured second lien credit facility we entered into on September 5, 2006 (the “Second Lien Credit Facility” and, together with the Senior Secured

Credit Facility, the “Credit Facilities”) and the indenture governing the Floating Rate Senior Notes. These restrictions affect, and in some cases significantly limit or prohibit, among other things, our ability to:

•	borrow funds;

•	pay dividends or make other distributions;

•	make investments;

•	engage in transactions with affiliates; or

•	create liens on our assets.

In addition, the Credit Facilities require us to maintain financial ratios. If we fail to comply with the covenant restrictions contained in the Credit Facilities, that failure could result in a default that accelerates the maturity of the indebtedness under such facilities.

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

We paid $2.4 billion of the proceeds of the borrowings we incurred in connection with the spin off to Sara Lee and, as a result, those proceeds are not available for our business needs, such as funding working capital or the expansion of our operations. In addition, the restrictions contained in the Credit Facilities and in the indenture governing the Floating Rate Senior Notes restrict our ability to obtain additional capital in the future to:

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

We pay U.S. federal income taxes on that portion of the income of our foreign subsidiaries that is expected to be remitted to the United States and be taxable. The amount of the income of our foreign subsidiaries we remit to the United States may significantly impact our U.S. federal income tax rate. In order to service our substantial debt obligations, we may need to increase the portion of the income of our foreign subsidiaries that we expect to remit to the United States, which may significantly increase our income tax expense. Consequently, we believe that our tax rate in future periods is likely to be higher, on average, than our historical income tax rates in periods prior to the spin off on September 5, 2006.

If we fail to meet our payment or other obligations under some of the Credit Facilities, the lenders could foreclose on, and acquire control of, substantially all of our assets.

In connection with our incurrence of indebtedness under the Credit Facilities, the lenders under those facilities have received a pledge of substantially all of our existing and future direct and indirect subsidiaries, with certain customary or agreed-upon exceptions for foreign subsidiaries and certain other subsidiaries. Additionally, these lenders generally have a lien on substantially all of our assets and the assets of our subsidiaries, with certain exceptions. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the Senior Secured Credit Facility or the Second Lien Credit Facility, the lenders under those facilities will be entitled to foreclose on substantially all of our assets and, at their option, liquidate these assets.

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

We purchase all of the raw materials used in our products and approximately 23% of the apparel designed by us from a limited number of third-party suppliers and manufacturers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third-party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third-party suppliers or manufacturers experience production problems, lack of capacity or transportation disruptions. The magnitude of this risk depends upon the timing of the changes, the materials or products that the third-party manufacturers provide and the volume of production.

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

We may suffer negative publicity if we or our third-party manufacturers violate labor laws or engage in practices that are viewed as unethical or illegal, which could cause a loss of business.

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

We have approximately 49,000 employees worldwide. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. We have approximately 35,700 employees outside of the United States. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.

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

We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our products, pay a portion of our wages and make other payments in our supply chain in foreign currencies. As a result, if the U.S. dollar were to weaken against any of these currencies, our cost of sales could increase substantially. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our Combined and Consolidated Financial Statements due to the translation of operating results and financial position of our foreign subsidiaries. We use foreign exchange forward and option contracts to hedge material exposure to adverse changes in foreign exchange rates. In addition, currency fluctuations can impact the price of cotton, the primary raw material we use in our business.

We have significant unfunded employee benefit liabilities; if assumptions underlying our calculation of these liabilities prove incorrect, the amount of these liabilities could increase or we could be required to make contributions to these plans in excess of our current expectations, both of which could have a negative impact on our cash flows, liquidity and results of operations.

We assumed significant unfunded employee benefit liabilities of $299 million as of September 5, 2006 for pension, postretirement and other retirement benefit qualified and nonqualified plans from Sara Lee in connection with the spin off. Included in these unfunded liabilities are pension obligations that have not been reflected in our historical financial statements for periods prior to the six months ended December 30, 2006 because these obligations have historically been obligations of Sara Lee. The pension obligations we assumed were $225 million more than the corresponding pension assets we acquired, and as a result our pension plans are underfunded. As a result of provisions of the Pension Protection Act of 2006, we may be required, commencing with plan years beginning after 2007, to make larger contributions to our pension plans than Sara Lee made with respect to these plans in past years. In addition, we could be required to make contributions to the pension plans in excess of our current expectations if financial conditions change or if the assumptions we have used to calculate our pension costs and obligations prove to be inaccurate. A significant increase in our funding obligations could have a negative impact on our cash flows, liquidity and results of operations.

We are prohibited from selling our Wonderbra and Playtex intimate apparel products in the EU, as well as certain other countries in Europe and South Africa, and therefore are unable to take advantage of business opportunities that may arise in such countries.

In February 2006, Sara Lee sold its European branded apparel business to Sun Capital. In connection with the sale, Sun Capital received an exclusive, perpetual, royalty-free license to sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the EU, as well as Russia, South Africa, Switzerland and certain other nations in Europe. Due to the exclusive license, we are not permitted to sell Wonderbra and Playtex branded products in these nations and Sun Capital is not permitted to sell Wonderbra and Playtex branded products outside of these nations. We also are not permitted to distribute or sell certain apparel products, not including Hanes products, in these nations until February 2007. Consequently, we will not be able to take advantage of business opportunities that may arise relating to the sale of Wonderbra and Playtex products in these nations. For more information on these sales restrictions see “Business—Intellectual Property.”

The success of our business is tied to the strength and reputation of our brands, including brands that we license to other parties. If other parties take actions that weaken, harm the reputation of or cause confusion with our brands, our business, and consequently our sales and results of operations, may be adversely affected.

We license some of our important trademarks to third parties. For example, we license Champion to third parties for athletic-oriented accessories. Although we make concerted efforts to protect our brands through quality control mechanisms and contractual obligations imposed on our licensees, there is a risk that some licensees may not be in full compliance with those mechanisms and obligations. In that event, or if a licensee engages in behavior with respect to the licensed marks that would cause us reputational harm, we could experience a significant downturn in that brand’s business, adversely affecting our sales and results of operations. Similarly, any misuse of the Wonderbra and Playtex brands by Sun Capital could result in negative publicity and a loss of sales for our products under these brands, any of which may have a material adverse effect on our business, results of operations or financial condition.

We design, manufacture, source and sell products under trademarks that are licensed from third parties. If any licensor takes actions related to their trademarks that would cause their brands or our company reputational harm, our business may be adversely affected.

We design, manufacture, source and sell a number of our products under trademarks that are licensed from third parties such as our Polo Ralph Lauren men’s underwear. Because we do not control the brands licensed to us, our licensors could make changes to their brands or business models that could result in a significant downturn in a brand’s business, adversely affecting our sales and results of operations. If any licensor engages in behavior with respect to the licensed marks that would cause us reputational harm, or if any of the brands licensed to us violates the trademark rights of another or are deemed to be invalid or unenforceable, we could experience a significant downturn in that brand’s business, adversely affecting our sales and results of operations, and we may be required to expend significant amounts on public relations, advertising and, possibly, legal fees.

Risks Related to Our Spin Off from Sara Lee

If the IRS determines that the spin off does not qualify as a “tax-free” distribution or a “tax-free” reorganization, we may be subject to substantial liability.

Sara Lee has received a private letter ruling from the Internal Revenue Service, or the “IRS,” to the effect that, among other things, the spin off qualifies as a tax-free distribution for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended, or the “Internal Revenue Code,” and as part of a tax-free reorganization under Section 368(a)(1)(D) of the Internal Revenue Code, and the transfer to us of assets and the assumption by us of liabilities in connection with the spin off will not result in the recognition of any gain or loss for U.S. federal income tax purposes to Sara Lee.

Although the private letter ruling relating to the qualification of the spin off under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code generally is binding on the IRS, the continuing validity of the ruling is subject to the accuracy of factual representations and assumptions made in connection with obtaining such private letter ruling. Also, as part of the IRS’s general policy with respect to rulings on spin off transactions under Section 355 of the Internal Revenue Code, the private letter ruling obtained by Sara Lee is based upon representations by Sara Lee that certain conditions which are necessary to obtain tax-free treatment under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code have been satisfied, rather than a determination by the IRS that these conditions have been satisfied. Any inaccuracy in these representations could invalidate the ruling.

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

Pursuant to a tax sharing agreement we entered into with Sara Lee in connection with the spin off, we agreed to indemnify Sara Lee and its affiliates for any liability for taxes of Sara Lee resulting from: (1) any action or failure to act by us or any of our affiliates following the completion of the spin off that would be inconsistent with or prohibit the spin off from qualifying as a tax-free transaction to Sara Lee and to Sara Lee’s stockholders under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, or (2) any action or failure to act by us or any of our affiliates following the completion of the spin off that would be inconsistent with or cause to be untrue any material, information, covenant or representation made in connection with the private letter ruling obtained by Sara Lee from the IRS relating to, among other things, the qualification of the spin off as a tax-free transaction described under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. Our indemnification obligations to Sara Lee and its affiliates are not limited in amount or subject to any cap. We expect that the amount of any such taxes to Sara Lee would be substantial. For more information about the tax sharing agreement, see “Certain Relationships and Related Transactions, and Director Independence” below.

We have virtually no operating history as an independent company upon which our performance can be evaluated and, accordingly, our prospects must be considered in light of the risks that any newly independent company encounters.

Prior to the consummation of the spin off, we operated as part of Sara Lee. Accordingly, we have virtually no experience operating as an independent company and performing various corporate functions, including human resources, tax administration, legal (including compliance with the Sarbanes-Oxley Act of 2002 and with the periodic reporting obligations of the Securities Exchange Act of 1934, or the “Exchange Act”), treasury administration, investor relations, internal audit, insurance, information technology and telecommunications services, as well as the accounting for many items such as equity compensation, income taxes, derivatives, intangible assets and pensions. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, particularly companies such as ours in highly competitive markets with complex supply chain operations.

Our historical financial information is not necessarily indicative of our results as a separate company and therefore may not be reliable as an indicator of our future financial results.

Much of our historical financial statements have been created from Sara Lee’s financial statements using our historical results of operations and historical bases of assets and liabilities as part of Sara Lee. For example, we operated as part of Sara Lee for all periods discussed in this Form 10-K, other than the last four months of the six months ended December 30, 2006. Accordingly, the historical financial information we have included in this Form 10-K is not necessarily indicative of what our financial position, results of operations and cash flows would have been if we had been a separate, stand-alone entity during all of the periods presented.

Much of the historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future and, for periods prior to the six months ended December 30, 2006, does not reflect many significant changes in our capital structure, funding and operations resulting from the spin off. While our historical results of operations include all costs of Sara Lee’s branded apparel business, our historical costs and expenses do not include all of the costs that would have been or will be incurred by us as an independent company. In addition, we have not made adjustments to our historical financial information to reflect changes, many of which are significant, that occurred in our cost structure, financing and operations as a result of the spin off, including the substantial debt we incurred and pension liabilities we assumed in connection with the spin off. These changes include potentially increased costs associated with reduced economies of scale and purchasing power.

Our effective income tax rate as reflected in our historical financial information for periods prior to the six months ended December 30, 2006 also may not be indicative of our future effective income tax rate. Among other things, the rate may be materially impacted by:

•	changes in the mix of our earnings from the various jurisdictions in which we operate;

•	the tax characteristics of our earnings;

•	the timing and amount of earnings of foreign subsidiaries that we repatriate to the United States, which may increase our tax expense and taxes paid;

•	the timing and results of any reviews of our income tax filing positions in the jurisdictions in which we transact business; and

•	the expiration of the tax incentives for manufacturing operations in Puerto Rico, which are no longer in effect.

We and Sara Lee provide a number of services to each other pursuant to a master transition services agreement. When this agreement terminates, we will be required to replace Sara Lee’s services internally or through third parties on terms that may be less favorable to us.

Under the terms of a master transition services agreement that we entered into with Sara Lee in connection with the spin off, we and Sara Lee are providing to each other, for a fee, specified support services related to human resources and payroll functions, financial and accounting functions and information technology for periods of up to 12 months following the spin off (with some renewal terms available). When the master transition services agreement terminates, Sara Lee will no longer be obligated to provide any of these services to us or pay us for the services we are providing Sara Lee, and we will be required to either enter into a new agreement with Sara Lee or another services provider or assume the responsibility for these functions ourselves. At such time, the economic terms of the new arrangement may be less favorable than the arrangement with Sara Lee under the master transition services agreement, which may have a material adverse effect on our business, results of operations and financial condition. For more information about the master transition services agreement, see “Certain Relationships and Related Transactions, and Director Independence” below.

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

In our tax sharing agreement with Sara Lee, we agreed that, among other things, we will not take any actions that would result in any tax being imposed on Sara Lee as a result of the spin off. Further, for the two-year period following the spin off, we agreed, among other things, not to: (1) sell or otherwise issue equity securities or repurchase any of our stock except in certain circumstances permitted by the IRS guidelines; (2) voluntarily dissolve or liquidate or engage in any merger (except certain cash acquisition mergers), consolidation, or other reorganizations except for certain mergers of our wholly-owned subsidiaries to the extent not inconsistent with the tax-free status of the spin off; (3) sell, transfer or otherwise dispose of more than 50% of our assets, excluding any sales conducted in the ordinary course of business; or (4) cease, transfer or dispose of all or any portion of our socks business.

We are, however, permitted to take certain actions otherwise prohibited by the tax sharing agreement if we provide Sara Lee with an unqualified opinion of tax counsel or private letter ruling from the IRS, acceptable to Sara Lee, to the effect that these actions will not affect the tax-free nature of the spin off. These restrictions could substantially limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, make acquisitions using equity securities, repurchase our equity securities, raise money by selling assets or enter into business combination transactions. For more information about the tax sharing agreement, see “Certain Relationships and Related Transactions, and Director Independence” below.

The terms of our spin off from Sara Lee, anti-takeover provisions of our charter and bylaws, as well as Maryland law and our stockholder rights agreement, may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.

The terms of our spin off from Sara Lee could delay or prevent a change of control that our stockholders may favor. An acquisition or issuance of our common stock could trigger the application of Section 355(e) of the Internal Revenue Code. Under the tax sharing agreement that we entered into with Sara Lee, we are required to indemnify Sara Lee for the resulting tax in connection with such an acquisition or issuance and this indemnity obligation might discourage, delay or prevent a change of control that our stockholders may consider favorable. Our charter and bylaws and Maryland law contain provisions that could make it harder for a third-party to acquire us without the consent of our board of directors. Our charter permits our board of directors, without stockholder approval, to amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue. In addition, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, conversion or other rights, voting powers and other terms of the classified or reclassified shares. Our board of directors could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. Our board of directors also is permitted, without stockholder approval, to implement a classified board structure at any time.

Our bylaws, which only can be amended by our board of directors, provide that nominations of persons for election to our board of directors and the proposal of business to be considered at a stockholders meeting may be made only in the notice of the meeting, by our board of directors or by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures of our bylaws. Also, under Maryland law, business combinations between us and an interested stockholder or an affiliate of an interested stockholder, including mergers, consolidations, share exchanges or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. An interested stockholder includes any person who beneficially owns 10% or more of the voting power of our shares or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our stock. A person is not an interested stockholder under the statute if our board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our board. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by two supermajority votes or our common stockholders must receive a minimum price, as defined under Maryland law, for their shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder.

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

We own and lease facilities supporting our administrative, manufacturing, distribution and direct outlet activities. We own our approximately 470,000 square-foot headquarters located in Winston-Salem, North Carolina. Our headquarters house our various sales, marketing and corporate business functions. Research and development as well as certain product-design functions also are located in Winston-Salem, while other design functions are located in New York City.

As of December 30, 2006, we had 164 manufacturing, distribution and office facilities in 21 countries. We owned 76 of our manufacturing, distribution and office facilities and leased the others as of December 30, 2006. The leases for these facilities expire between 2007 and 2016, with the exception of some seasonal warehouses that we lease on a month-by-month basis. For more information about our capital lease obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations and Commitments.”

As of December 30, 2006, we also operated 220 direct outlet stores in 41 states, most of which are leased under five-year, renewable lease agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.

The following table summarizes our facility space by country as of December 30, 2006:

	Owned	Leased
Facilities by Country(1)	Square Feet	Square Feet	Total

United States	13,516,172	4,424,132	17,940,304
Non-U.S. facilities:
Mexico	960,114	558,138	1,518,252
Dominican Republic	761,762	474,792	1,236,554
Honduras	356,279	458,710	814,989
Costa Rica	618,628	75,926	694,554
Canada	316,780	126,777	443,557
El Salvador	187,056	42,375	229,431
Brazil	—	172,736	172,736
Thailand	131,356	3,122	134,478
Argentina	102,434	—	102,434
Belgium	—	101,934	101,934
10 other countries	—	131,037	131,037

Total non-U.S. facilities	3,434,409	2,145,547	5,579,956

Totals	16,950,581	6,569,679	23,520,260

(1)	Excludes vacant land.

The following table summarizes the facility space primarily used by our segments as of December 30, 2006:

	Number of	Owned	Leased
Facilities by Segment(1)	Facilities	Square Feet	Square Feet	Total

Innerwear	77	6,686,834	3,531,397	10,218,231
Outerwear	25	6,136,558	637,650	6,774,208
Hosiery	6	1,733,940	149,934	1,883,874
International	28	558,916	1,031,831	1,590,747
Other(2)	—	—	—	—

Totals	136	15,116,248	5,350,812	20,467,060

(1)	Excludes vacant land, our outlet stores, property held for sale, sourcing offices not associated with a particular segment, and office buildings housing corporate functions.

(2)	Our other segment is comprised of sales of nonfinished products such as fabric and certain other materials in the United States, Asia and Latin America in order to maintain asset utilization at certain manufacturing facilities used by one or more of the innerwear, outerwear, hosiery or international segments. No facilities are used primarily by our other segment.

Item 3.	Legal Proceedings

Although we are subject to various claims and legal actions that occur from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the three months ended December 30, 2006.

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

The following table sets forth the high and low prices for our common stock for the indicated periods:

	High	Low

Quarter ended September 30, 2006 (September 6, 2006 through September 30, 2006)	$23.20	$19.55
Quarter ended December 30, 2006	$24.77	$21.70

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

Holders of Record

On February 1, 2007, there were 65,143 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe that at the time of the spin off on September 5, 2006, there were more than 25,000 beneficial owners of our common stock.

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

The following table presents our selected historical financial data. The statements of income data for each of the fiscal years in the three fiscal years ended July 1, 2006 and the six-month period ended December 30, 2006, and the balance sheet data as of December 30, 2006, July 1, 2006 and July 2, 2005 have been derived from our audited Combined and Consolidated Financial Statements included elsewhere in this Form 10-K. The statements of income data for the years ended June 28, 2003 and June 29, 2002 and the balance sheet data as of July 3, 2004, June 28, 2003 and June 29, 2002 has been derived from our financial statements not included in this Form 10-K.

Our historical financial data are not necessarily indicative of our future performance or what our financial position and results of operations would have been if we had operated as a separate, stand-alone entity during all of the periods shown. The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Six Months
	Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,	June 28,	June 29,
	2006	2006	2005	2004	2003	2002
						(unaudited)
		(dollars in thousands, except per share data)

Statements of Income Data:
Net sales	$2,250,473	$4,472,832	$4,683,683	$4,632,741	$4,669,665	$4,920,840
Cost of sales	1,530,119	2,987,500	3,223,571	3,092,026	3,010,383	3,278,506

Gross profit	720,354	1,485,332	1,460,112	1,540,715	1,659,282	1,642,334
Selling, general and administrative expenses	547,469	1,051,833	1,053,654	1,087,964	1,126,065	1,146,549
Gain on curtailment of postretirement benefits	(28,467)	—	—	—	—	—
Restructuring	11,278	(101)	46,978	27,466	(14,397)	27,580

Operating profit	190,074	433,600	359,480	425,285	547,614	468,205
Other expenses	7,401	—	—	—	—	—
Interest expense, net	70,753	17,280	13,964	24,413	(2,386)	(11,244)

Income before income taxes	111,920	416,320	345,516	400,872	550,000	479,449
Income tax expense (benefit)	37,781	93,827	127,007	(48,680)	121,560	139,488

Net income	$74,139	$322,493	$218,509	$449,552	$428,440	$339,961

Net income per share basic(1)	$0.77	$3.35	$2.27	$4.67	$4.45	$3.53
Net income per share diluted(2)	$0.77	$3.35	$2.27	$4.67	$4.45	$3.53
Weighted average shares basic(1)	96,309	96,306	96,306	96,306	96,306	96,306
Weighted average shares diluted(2)	96,620	96,306	96,306	96,306	96,306	96,306

	December 30,	July 1,	July 2,	July 3,	June 28,	June 29,
	2006	2006	2005	2004	2003	2002
						(unaudited)
		(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$155,973	$298,252	$1,080,799	$674,154	$289,816	$106,250
Total assets	3,435,620	4,903,886	4,257,307	4,402,758	3,915,573	4,064,730
Noncurrent liabilities:
Long-term debt	2,484,000	—	—	—	—	—
Other noncurrent liabilities	271,168	49,987	53,559	35,934	49,251	59,971
Total noncurrent liabilities	2,755,168	49,987	53,559	35,934	49,251	59,971
Total stockholders’ or parent companies’ equity	69,271	3,229,134	2,602,362	2,797,370	2,237,448	1,762,824

(1)	Prior to the spin off on September 5, 2006, the number of shares used to compute basic and diluted earnings per share is 96,306,232, which was the number of shares of our common stock outstanding on September 5, 2006.

(2)	Subsequent to the spin off on September 5, 2006, the number of shares used to compute diluted earnings per share is based on the number of shares of our common outstanding, plus the potential dilution that could occur if restricted stock units and options granted under the equity-based compensation arrangements were exercised or converted into common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Form 10-K. On October 26, 2006, our Board of Directors approved a change in our fiscal year end from the Saturday closest to June 30 to the Saturday closest to December 31. We refer to the resulting transition period from July 2, 2006 to December 30, 2006 in this Form 10-K as the six months ended December 30, 2006. All references to fiscal years 2006 and earlier, unless otherwise noted, are references to our 52- or 53-week fiscal year that ended on the Saturday closest to June 30 of that calendar year. Fiscal years 2006, 2005 and 2004 were 52-, 52- and 53-week years, respectively. All reported results for fiscal 2004 include the impact of the additional week. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in this Form 10-K and included elsewhere in this Form 10-K.

MD&A is a supplement to our Combined and Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K, and is provided to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:

•	Overview. This section provides a general description of our company and operating segments, business and industry trends, our key business strategies and background information on other matters discussed in this MD&A.

•	Components of Net Sales and Expense. This section provides an overview of the components of our net sales and expense that are key to an understanding of our results of operations.

•	Combined and Consolidated Results of Operations and Operating Results by Business Segment. These sections provide our analysis and outlook for the significant line items on our statements of income, as well as other information that we deem meaningful to an understanding of our results of operations on both a combined and consolidated basis and a business segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 30, 2006.

•	Significant Accounting Policies and Critical Estimates. This section discusses the accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires significant judgments or a complex estimation process.

•	Recently Issued Accounting Standards. This section provides a summary of the most recent authoritative accounting standards and guidance that the company will be required to adopt in a future period.

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

We were spun off from Sara Lee on September 5, 2006. In connection with the spin off, Sara Lee contributed its branded apparel Americas and Asia business to us and distributed all of the outstanding shares of our common stock to its stockholders on a pro rata basis. As a result of the spin off, Sara Lee ceased to own any equity interest in our company. In this Form 10-K, we describe the businesses contributed to us by Sara Lee in the spin off as if the contributed businesses were our business for all historical periods described. References in this Form 10-K to our assets, liabilities, products, businesses or activities of our business for periods including or prior to the spin off are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the contributed businesses as the businesses were conducted as part of Sara Lee and its subsidiaries prior to the spin off.

Our Segments

During the six months ended December 30, 2006, we changed our internal reporting structure such that operations are managed and reported in five operating segments, each of which is a reportable segment: innerwear, outerwear, hosiery, international and other. These segments are organized principally by product category and geographic location. Management of each segment is responsible for the assets and operations of these businesses. Prior to the six months ended December 30, 2006, we evaluated segment operating performance based upon a definition of segment operating profit that included restructuring and related accelerated depreciation charges. Beginning in the six months ended December 30, 2006, we began evaluating the operating performance of our segments based upon a new definition of segment operating profit, which is defined as operating profit before general corporate expenses, amortization of trademarks and other identifiable intangibles and restructuring and related accelerated depreciation charges. Prior period segment results have been conformed to the new measurements of segment financial performance.

•	Innerwear. The innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear, and kids’ underwear under the Hanes and Champion brand names. Our net sales for the six months ended December 30, 2006 from our innerwear segment were $1.3 billion, representing approximately 57% of total segment net sales.

•	Outerwear. We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and in 2004 launched an apparel program at Target stores, C9 by Champion. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products to screen printers and embellishers, who imprint or embroider the product and then resell to specialty retailers and organizations such as resorts and professional sports clubs. Our net sales for the six months ended December 30, 2006 from our outerwear segment were $616 million, representing approximately 27% of total segment net sales.

•	Hosiery. We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our Hanes, L’eggs and Just My Size brands. Our net sales for the six months ended December 30, 2006 from our hosiery segment were $144 million, representing approximately 6% of total segment net sales. Consistent with a sustained decline in the hosiery industry due to changes in consumer preferences, our net sales from hosiery sales have declined each year since 1995.

•	International. International includes products that span across the innerwear, outerwear and hosiery reportable segments. Our net sales for the six months ended December 30, 2006 in our international segment were $198 million, representing approximately 9% of total segment net sales and included sales in Europe, Asia, Canada and Latin America. Japan, Canada and Mexico are our largest international markets, and we also have opened sales offices in India and China. .

•	Other. Our net sales for the six months ended December 30, 2006 in our other segment were $19 million, representing approximately 1% of total segment net sales and are comprised of sales of nonfinished products such as fabric and certain other materials in the United States, Asia and Latin America in order to maintain asset utilization at certain manufacturing facilities.

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

Our distribution channels range from direct to consumer sales at our outlet stores, to national chains and department stores to warehouse clubs and mass-merchandise outlets. For the six months ended December 30, 2006, approximately 47% of our net sales were to mass merchants, 20% were to national chains and department stores, 9% were direct to consumer, 9% were in our international segment and 15% were to other retail channels such as embellishers, specialty retailers, warehouse clubs and sporting goods stores.

In recent years, there has been a growing trend toward retailer consolidation, and as result, the number of retailers to which we sell our products continues to decline. For the six months ended December 30, 2006, for example, our top ten customers accounted for 62% of our net sales and our top customer, Wal-Mart, accounted for over $630 million of our sales. Our largest customers in the six months ended December 30, 2006 were Wal-Mart, Target and Kohl’s, which accounted for 28%, 15% and 6% of total sales, respectively. This trend toward consolidation has had and will continue to have significant effects on our business. Consolidation creates pricing pressures as our customers grow larger and increasingly seek to have greater concessions in their purchase of our products, while they also are increasingly demanding that we provide them with some of our products on an exclusive basis. To counteract these and other effects of consolidation, it has become increasingly important to increase operational efficiency and lower costs. As discussed below, for example, we are moving more of our supply chain from domestic to foreign locations to lower the costs of our operational structure.

Anticipating changes in and managing our operations in response to consumer preferences remains an important element of our business. In recent years, we have experienced changes in our net sales, revenues and cash flows in accordance with changes in consumer preferences and trends. For example, since fiscal 1995, net sales in our hosiery segment have declined in connection with a larger sustained decline in the hosiery industry. The hosiery segment only comprised 6% of our net sales in the six months ended December 30, 2006 however, and as a result, the decline in the hosiery segment has not had a significant impact on our net sales, revenues or cash flows. Generally, we manage the hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

Our Key Business Strategies

Our core strategies are to build our largest, strongest brands in core categories by driving innovation in key items, to continually reduce our costs by consolidating our organization and globalizing our supply chain and to use our strong, consistent cash flows to fund business growth, supply-chain reorganization and debt reduction and to repurchase shares to offset dilution. Specifically, we intend to focus on the following strategic initiatives:

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

Restructuring and Transformation Plans

Over the past several years, we have undertaken a variety of restructuring efforts designed to improve operating efficiencies and lower costs. We have closed plant locations, reduced our workforce, and relocated some of our domestic manufacturing capacity to lower cost locations. For example, we recently announced decisions to close four textile and sewing plants in the United States, Puerto Rico and Mexico and consolidate three distribution centers in the United States. While we believe that these efforts have had and will continue to have a beneficial impact on our operational efficiency and cost structure, we have incurred significant costs to implement these initiatives. In particular, we have recorded charges for severance and other employment-related obligations relating to workforce reductions, as well as payments in connection with lease and other contract terminations. These amounts are included in the “Cost of sales,” “Restructuring” and “Selling, general and administrative expenses” lines of our statements of income. As a result of the restructuring actions taken since the beginning of fiscal 2004 through the spin off on September 5, 2006, our cost structure was reduced and efficiencies improved, generating savings of $80.2 million for periods prior to the spin off. Savings from recently announced restructuring actions are expected to occur in future periods. For more information about our restructuring actions, see Note 4, titled “Restructuring” to our Combined and Consolidated Financial Statements included in this Form 10-K.

As further plans are developed and approved by management and our board of directors, we expect to recognize additional restructuring costs to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. As a result of these efforts, we expect to incur approximately $250 million in restructuring and related charges over the next three years of which approximately half is expected to be noncash. As part of our efforts to consolidate our operations, we also are in the process of integrating information technology systems across our company. This process involves the replacement of eight independent information technology platforms with a unified enterprise system, which will integrate all of our departments and functions into common software that runs off a single database. Once this plan is developed and approved by management, a number of variables will impact the cost and timing of installing and transitioning to new information technology systems over the next several years.

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

Cost of sales

Our cost of sales includes the cost of manufacturing finished goods, which consists largely of labor and raw materials such as cotton and petroleum-based products. Our cost of sales also includes finished goods sourced from third-party manufacturers that supply us with products based on our designs as well as charges for slow moving or obsolete inventories. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected in cost of sales when the related inventory item is sold. Our costs of sales do not include shipping and handling costs, and thus our gross margins may not be comparable to those of other entities that include such costs in costs of sales.

Selling, general and administrative expenses

Our selling, general and administrative expenses include selling, advertising, shipping, handling and distribution costs, research and development, rent on leased facilities, depreciation on owned facilities and equipment and other general and administrative expenses. Also included for periods presented prior to the spin off on September 5, 2006 are allocations of corporate expenses that consist of expenses for business insurance, medical insurance, employee benefit plan amounts and, because we were part of Sara Lee during all periods presented, allocations from Sara Lee for certain centralized administration costs for treasury, real estate, accounting, auditing, tax, risk management, human resources and benefits administration. These allocations of centralized administration costs were determined on bases that we and Sara Lee considered to be reasonable and take into consideration and include relevant operating profit, fixed assets, sales and payroll. Selling, general and administrative expenses also include management payroll, benefits, travel, information systems, accounting, insurance and legal expenses.

Restructuring

We have from time to time closed facilities and reduced headcount, including in connection with previously announced restructuring and business transformation plans. We refer to these activities as restructuring actions. When we decide to close facilities or reduce headcount, we take estimated charges for such restructuring, including charges for exited non-cancelable leases and other contractual obligations, as well as severance and benefits. If the actual charge is different from the original estimate, an adjustment is recognized in the period such change in estimate is identified.

Other Expenses

Our other expenses include charges such as losses on extinguishment of debt and certain other non-operating items.

Interest expense, net

As part of our historical relationship with Sara Lee, we engaged in intercompany borrowings. We also have borrowed monies from third parties under a credit facility and a revolving line of credit. The interest charged under these facilities was recorded as interest expense. We are no longer able to borrow from Sara Lee. As part of the spin off on September 5, 2006, we incurred $2.6 billion of debt in the form of the Senior Secured Credit Facility, the Second Lien Credit Facility and a bridge loan facility (the “Bridge Loan Facility”), $2.4 billion of the proceeds of which was paid to Sara Lee, and subsequent to the spin off, we repaid all amounts outstanding under the Bridge Loan Facility with the proceeds from the offering of the Floating Rate Senior Notes. As a result, our interest expense in the current and future periods will be substantially higher than in historical periods.

Our interest expense is net of interest income. Interest income is the return we earned on our cash and cash equivalents and, historically, on money we lent to Sara Lee as part of its corporate cash management practices. Our cash and cash equivalents are invested in highly liquid investments with original maturities of three months or less.

Income tax expense (benefit)

Our effective income tax rate fluctuates from period to period and can be materially impacted by, among other things:

•	changes in the mix of our earnings from the various jurisdictions in which we operate;

•	the tax characteristics of our earnings;

•	the timing and amount of earnings of foreign subsidiaries that we repatriate to the United States, which may increase our tax expense and taxes paid;

•	the timing and results of any reviews of our income tax filing positions in the jurisdictions in which we transact business; and

•	the expiration of the tax incentives for manufacturing operations in Puerto Rico, which are no longer in effect.

In particular, to service the substantial amount of debt we incurred in connection with and subsequent to the spin off and to meet other general corporate needs, we may have less flexibility than we have had previously regarding the timing or amount of future earnings that we repatriate from foreign subsidiaries. As a result, we believe that our income tax rate in future periods is likely to be higher, on average, than our historical effective tax rates in periods prior to the spin off on September 5, 2006.

Inflation and Changing Prices

We believe that changes in net sales and in net income that have resulted from inflation or deflation have not been material during the periods presented. There is no assurance, however, that inflation or deflation will not materially affect us in the future. Cotton is the primary raw material we use to manufacture many of our products and is subject to fluctuations in prices. Further discussion of the market sensitivity of cotton is included in “Quantitative and Qualitative Disclosures about Market Risk.”

Combined and Consolidated Results of Operations—Six Months Ended December 30, 2006 Compared with Six Months Ended December 31, 2005

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
		(unaudited)
	(dollars in thousands)

Net sales	$2,250,473	$2,319,839	$(69,366)	(3.0)%
Cost of sales	1,530,119	1,556,860	26,741	1.7

Gross profit	720,354	762,979	(42,625)	(5.6)
Selling, general and administrative expenses	547,469	505,866	(41,603)	(8.2)
Gain on curtailment of postretirement benefits	(28,467)	—	28,467	NM
Restructuring	11,278	(339)	(11,617)	NM

Operating profit	190,074	257,452	(67,378)	(26.2)
Other expenses	7,401	—	(7,401)	NM
Interest expense, net	70,753	8,412	(62,341)	(741.1)

Income before income taxes	111,920	249,040	(137,120)	(55.1)
Income tax expense	37,781	60,424	22,643	37.5

Net income	$74,139	$188,616	$(114,477)	(60.7)

Net Sales

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)

Net sales	$2,250,473	$2,319,839	$(69,366)	(3.0)%

Net sales decreased $52 million, $12 million and $17 million in our innerwear, hosiery and other segments, respectively. These declines were offset by increases in net sales of $13 million and $2 million in our outerwear and international segments, respectively. Overall net sales decreased due to a $28 million impact from our intentional discontinuation of low-margin product lines in the outerwear segment and a $12 million decrease in sheer hosiery sales. Additionally, the acquisition of National Textiles, L.L.C. in September 2005 caused a $16 million decrease in our other segment as sales to this business were included in net sales in periods prior to the acquisition. Finally, we experienced slower sell-through of innerwear products in the mass merchandise and department store retail channels during the latter half of the six months ended December 30, 2006. We expect the trend of declining hosiery sales to continue as a result of shifts in consumer preferences, which is consistent with the long-term decline in the overall hosiery industry.

Cost of Sales

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)

Cost of sales	$1,530,119	$1,556,860	$26,741	1.7%

Cost of sales were lower year over year as a result of a decrease in net sales, favorable spending from the benefits of manufacturing cost savings initiatives and a favorable impact from shifting certain production to lower cost locations. These savings were offset partially by higher cotton costs, unusual charges primarily to exit certain contracts and low margin product lines, and accelerated depreciation as a result of our announced plans to close four textile and sewing plants in the United States, Puerto Rico and Mexico.

Gross Profit

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)

Gross profit	$720,354	$762,979	$(42,625)	(5.6)%

As a percent of net sales, gross profit percentage decreased to 32.0% for the six months ended December 30, 2006 from 32.9% for the six months ended December 31, 2005. The decrease in gross profit percentage was due to $21 million in accelerated depreciation as a result of our announced plans to close four textile and sewing plants, higher cotton costs of $18 million, $15 million of unusual charges primarily to exit certain contracts and low margin product lines and an $11 million impact from lower manufacturing volume. The higher costs were partially offset by $38 million of net favorable spending from our prior year restructuring actions, manufacturing cost savings initiatives and a favorable impact of shifting certain production to lower cost locations. In addition, the impact on gross profit from lower net sales was $16 million.

Selling, General and Administrative Expenses

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)

Selling, general and administrative expenses	$547,469	$505,866	$(41,603)	(8.2)%

Selling, general and administrative expenses increased partially due to higher non-recurring spin off and related costs of $17 million and incremental costs associated with being an independent company of $10 million, excluding the corporate allocations associated with Sara Lee ownership in the prior year of $21 million. Media, advertising and promotion costs increased $12 million primarily due to unusual charges to exit certain license agreements and additional investments in our brands. Other unusual charges increasing selling, general and administrative expenses by $12 million primarily included certain freight revenue being moved to net sales during the six months ended December 30, 2006 and a reduction of estimated allocations to inventory costs. In addition, we experienced slightly higher spending of approximately $10 million in numerous areas such as technology consulting, distribution, severance and market research, which were partially offset by headcount savings from prior year restructuring actions and a reduction in pension and postretirement expenses.

Gain on Curtailment of Postretirement Benefits

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)

Gain on curtailment of postretirement benefits	$(28,467)	$—	$28,467	NM

In December 2006, we notified retirees and employees that we will phase out premium subsidies for early retiree medical coverage and move to an access-only plan for early retirees by the end of 2007. We will also eliminate the medical plan for retirees ages 65 and older as a result of coverage available under the expansion of Medicare with Part D drug coverage and eliminate future postretirement life benefits. The gain on curtailment represents the unrecognized amounts associated with prior plan amendments that were being amortized into income over the remaining service period of the participants prior to the December 2006 amendments. We will record postretirement benefit income related to this plan in 2007, primarily representing the amortization of negative prior service costs, which is partially offset by service costs, interest costs on the accumulated benefit obligation and actuarial gains and losses accumulated in the plan. We expect to record a final gain on curtailment of plan benefits in December 2007.

Restructuring

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)

Restructuring	$11,278	$(339)	$(11,617)	NM

During the six months ended December 30, 2006, we approved actions to close four textile and sewing plants in the United States, Puerto Rico and Mexico and consolidate three distribution centers in the United States. These actions resulted in a charge of $11 million, representing costs associated with the planned termination of 2,989 employees for employee termination and other benefits in accordance with benefit plans previously communicated to the affected employee group. In connection with these restructuring actions, a charge of $21 million for accelerated depreciation of buildings and equipment is reflected in the “Cost of sales” line of the Combined and Consolidated Statement of Income. These actions are expected to be completed in early 2007. These actions, which are a continuation of our long-term global supply chain globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, improved alignment of sewing operations with the flow of textiles, leveraging our large scale in high-volume products and consolidating production capacity.

Operating Profit

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)

Operating profit	$190,074	$257,452	$(67,378)	(26.2)%

Operating profit for the six months ended December 30, 2006 decreased as compared to the six months ended December 31, 2005 primarily as a result of facility closures announced in the current period and restructuring related costs of $32 million, higher non-recurring spin off and related charges of $17 million, higher costs associated with being an independent company of $10 million, unusual charges of $35 million primarily to exit certain contracts and low margin product lines, charges to exit certain license agreements and additional investments in our brands. In addition, we experienced higher cotton and production related costs of $29 million, lower gross margin from lower net sales of $16 million and slightly higher selling, general and administrative spending of approximately $10 million in numerous areas such as technology consulting, distribution, severance and market research. These higher costs were offset partially by favorable spending from our prior year restructuring actions, manufacturing cost savings initiatives, a favorable impact of shifting certain production to lower cost locations and lower corporate allocations from Sara Lee totaling $59 million and the gain on curtailment of postretirement benefits of $28 million.

Other Expenses

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)

Losses on early extinguishment of debt	$7,401	$—	$(7,401)	NM

In connection with the offering of the Floating Rate Senior Notes as described below under interest expense, net, we recognized a $6 million loss on early extinguishment of debt for unamortized debt issuance costs on the Bridge Loan Facility entered into in connection with the spin off from Sara Lee. We recognized approximately $1 million loss on early extinguishment of debt related to unamortized debt issuance costs on the Senior Secured Credit Facility for the prepayment of $100 million of principal in December 2006.

Interest Expense, net

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)

Interest expense, net	$70,753	$8,412	$(62,341)	(741.1)%

In connection with the spin off, we incurred $2.6 billion of debt pursuant to the Senior Secured Credit Facility, the Second Lien Credit Facility and the Bridge Loan Facility, $2.4 billion of the proceeds of which was paid to Sara Lee. As a result, our net interest expense in the six months ended December 30, 2006 was substantially higher than in the comparable period.

Under the Credit Facilities, we are required to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. During the six months ended December 30, 2006, we entered into various hedging arrangements whereby we capped the interest rate on $1 billion of our floating rate debt at 5.75%. We also entered into interest rate swaps tied to the 3-month London Interbank Offered Rate, or “LIBOR,” whereby we fixed the interest rate on an aggregate of $500 million of our floating rate debt at a blended rate of approximately 5.16%. Approximately 60% of our total debt outstanding at December 30, 2006 is at a fixed or capped rate. There was no hedge ineffectiveness during the current period related to these instruments.

In December 2006, we completed an offering of $500 million aggregate principal amount of Floating Rate Senior Notes due in 2014. The Floating Rate Senior Notes will bear interest at a per annum rate, reset semiannually, equal to the six month LIBOR plus a margin of 3.375 percent. The proceeds from the offering were used to repay all outstanding borrowings under the Bridge Loan Facility.

Income Tax Expense

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)

Income tax expense	$37,781	$60,424	$22,643	37.5%

Our effective income tax rate increased from 24.3% for the six months ended December 31, 2005 to 33.8% for the six months ended December 30, 2006. The increase in our effective tax rate as an independent company is attributable primarily to the expiration of tax incentives for manufacturing in Puerto Rico of $9 million, which were repealed effective for the periods after July 1, 2006, higher taxes on remittances of foreign earnings for the period of $9 million and $5 million tax effect of lower unremitted earnings from foreign subsidiaries in the six months ended December 30, 2006 taxed at rates less than the U.S. statutory rate. The tax expense for both periods was impacted by a number of significant items that are set out in the reconciliation of our effective tax rate to the U.S. statutory rate in Note 17 titled “Income Taxes” to our Combined and Consolidated Financial Statements.

Net Income

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)

Net income	$74,139	$188,616	$(114,477)	(60.7)%

Net income for the six months ended December 30, 2006 was lower than for the six months ended December 31, 2005 primarily as a result of reduced operating profit, increased interest expense, higher incomes taxes as an independent company and losses on early extinguishment of debt.

Operating Results by Business Segment—Six Months Ended December 30, 2006 Compared with Six Months Ended December 31, 2005

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)
		(unaudited)

Net sales:
Innerwear	$1,295,868	$1,347,582	$(51,714)	(3.8)%
Outerwear	616,298	603,585	12,713	2.1
Hosiery	144,066	155,897	(11,831)	(7.6)
International	197,729	195,980	1,749	0.9
Other	19,381	36,096	(16,715)	(46.3)

Total net segment sales	2,273,342	2,339,140	(65,798)	(2.8)
Intersegment	(22,869)	(19,301)	(3,568)	(18.5)

Total net sales	$2,250,473	$2,319,839	$(69,366)	(3.0)

Segment operating profit:
Innerwear	$172,008	$192,449	$(20,441)	(10.6)
Outerwear	21,316	49,248	(27,932)	(56.7)
Hosiery	36,205	26,531	9,674	36.5
International	15,236	16,574	(1,338)	(8.1)
Other	(288)	1,202	(1,490)	NM

Total segment operating profit	244,477	286,004	(41,527)	(14.5)
Items not included in segment operating profit:
General corporate expenses	(46,927)	(24,846)	(22,081)	(88.9)
Amortization of trademarks and other intangibles	(3,466)	(4,045)	579	14.3
Gain on curtailment of postretirement benefits	28,467	—	28,467	NM
Restructuring	(11,278)	339	(11,617)	NM
Accelerated depreciation	(21,199)	—	(21,199)	NM

Total operating profit	190,074	257,452	(67,378)	(26.2)
Other expenses	(7,401)	—	(7,401)	NM
Interest expense, net	(70,753)	(8,412)	(62,341)	NM

Income before income taxes	$111,920	$249,040	$(137,120)	(55.1)

Innerwear

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)

Net sales	$1,295,868	$1,347,582	$(51,714)	(3.8)%
Segment operating profit	172,008	192,449	(20,441)	(10.6)

Net sales in our innerwear segment decreased primarily due to lower men’s underwear and kids’ underwear sales of $36 million and lower thermal sales of $14 million, as well as additional investments in our brands as compared to the six months ended December 31, 2005. We experienced lower sell-through of products in the mass merchandise and department store retail channels primarily in the latter half of the six months ended December 30, 2006.

As a percent of segment net sales, gross profit percentage in the innerwear segment increased from 36.5% for the six months ended December 31, 2005 to 37.0% for the six months ended December 30, 2006, reflecting a positive impact of favorable spending of $21 million from our prior year restructuring actions, cost savings initiatives and savings associated with moving to lower cost locations. These changes were partially offset by an unfavorable impact of lower volumes of $18 million, higher cotton costs of $7 million and unusual costs of $8 million primarily associated with exiting certain low margin product lines.

The decrease in segment operating profit is primarily attributable to the gross profit impact of the items noted above and higher allocated selling, general and administrative expenses of $8 million. Media, advertising and promotion costs were slightly higher due to changes in license agreements, net of lower media spend on innerwear categories. Our total selling, general and administrative expenses before segment allocations increased as a result of unusual charges, higher stand alone costs as an independent company and higher spending in numerous areas such as technology consulting, distribution, severance and market research, which were partially offset by headcount savings from prior year restructuring actions and a reduction in pension and postretirement expenses.

Outerwear

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)

Net sales	$616,298	$603,585	12,713	2.1%
Segment operating profit	21,316	49,248	(27,932)	(56.7)

Net sales in our outerwear segment increased primarily due to $33 million of increased sales of activewear and $33 million of increased sales of boys’ fleece as compared to the six months ended December 31, 2005. These changes were partially offset by the $28 million impact of our intentional exit of certain lower margin fleece product lines, lower women’s and girls’ fleece sales of $16 million and $9 million of lower sportshirt, jersey and other fleece sales.

As a percent of segment net sales, gross profit percentage declined from 20.7% for the six months ended December 31, 2005 to 19.8% for the six months ended December 30, 2006 primarily as a result of higher cotton costs of $11 million, $5 million associated with exiting certain low margin product lines and higher duty, freight and contractor costs of $6 million, partially offset by $19 million in cost savings initiatives and a favorable impact with shifting production to lower cost locations.

The decrease in segment operating profit is primarily attributable to the gross profit impact of the items noted above, higher media advertising and promotion expenses directly attributable to our casualwear products of $15 million and higher allocated selling, general and administrative expenses of $10 million. Our total selling, general and administrative expenses before segment allocations increased as a result of unusual charges, higher stand-alone costs as an independent company and higher spending in numerous areas such as technology consulting, distribution, severance and market research, which were partially offset by headcount savings from prior year restructuring actions and a reduction in pension and postretirement expenses.

Hosiery

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)

Net sales	$144,066	$155,897	$(11,831)	(7.6)%
Segment operating profit	36,205	26,531	9,674	36.5

Net sales in our hosiery segment decreased primarily due to the continued decline in U.S. sheer hosiery consumption. As compared to the six months ended December 31 2005, overall sales for the hosiery segment declined 8% due to a continued reduction in sales of L’eggs to mass retailers and food and drug stores and declining sales of Hanes to department stores. Overall, the hosiery market declined 4.5% for the six months ended December 30, 2006. We expect the trend of declining hosiery sales to continue as a result of shifts in consumer preferences, which is consistent with the long-term decline in the overall hosiery industry.

Gross profit declined slightly primarily due to the decline in net sales offset by favorable spending of $3 million from cost savings initiatives and a reduction in pension and postretirement expenses.

Segment operating profit increased due primarily to $10 million of lower allocated selling, general and administrative expenses.

International

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)

Net sales	$197,729	$195,980	$1,749	0.9%
Segment operating profit	15,236	16,574	(1,338)	(8.1)

Net sales in our international segment increased slightly due to higher sales of t-shirts in Europe and higher sales in our emerging markets in China, India and Brazil, partially offset by softer sales in Mexico and lower sales in Japan due to a shift in the launch of fall seasonal products. Changes in foreign currency exchange rates increased net sales by $3 million.

As a percent of segment net sales, gross profit percentage increased from 39.7% to 40.2% for the six months ended December 30, 2006. The increase resulted primarily from a $3 million decrease in overall spending and $1 million from positive changes in foreign currency exchange rates. These changes were offset by a $4 million impact from unfavorable manufacturing efficiencies compared to the prior period.

The decrease in segment operating profit is attributable to the gross profit impact of the items noted above offset by higher allocated selling, general and administrative expenses of $3 million.

Other

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Dollar	Percent
	2006	2005	Change	Change
	(dollars in thousands)

Net sales	$19,381	$36,096	$(16,715)	(46.3)%
Segment operating profit	(288)	1,202	(1,490)	NM

Net sales in the other segment decreased primarily due to the acquisition of National Textiles, L.L.C. in September 2005 which caused a $16 million decline as sales to this business were previously included in net sales prior to the acquisition.

As a percent of segment net sales, gross profit percentage increased from 4.8% for the six months ended December 31, 2005 to 9.9% for the six months ended December 30, 2006 primarily as a result of favorable manufacturing variances.

The decrease in segment operating profit is primarily attributable to higher allocated selling, general and administrative expenses in the current period of $2 million offset by the favorable manufacturing variances noted above. As sales of this segment are generated for the purpose of maintaining asset utilization at certain manufacturing facilities, gross profit and operating profit are lower than those of our other segments.

General Corporate Expenses

General corporate expenses increased primarily due to higher nonrecurring spin off and related costs of $17 million and higher stand alone costs of $10 million of operating as an independent company.

Combined and Consolidated Results of Operations—Fiscal 2006 Compared with Fiscal 2005

			Dollar	Percent
	Fiscal 2006	Fiscal 2005	Change	Change
	(dollars in thousands)

Net sales	$4,472,832	$4,683,683	$(210,851)	(4.5)%
Cost of sales	2,987,500	3,223,571	236,071	7.3

Gross profit	1,485,332	1,460,112	25,220	1.7
Selling, general and administrative expenses	1,051,833	1,053,654	1,821	0.2
Restructuring	(101)	46,978	47,079	NM

Operating profit	433,600	359,480	74,120	20.6
Interest expense, net	17,280	13,964	(3,316)	(23.7)

Income before income taxes	416,320	345,516	70,804	20.5
Income tax expense	93,827	127,007	33,180	26.1

Net income	$322,493	$218,509	$103,984	47.6

Net Sales

			Dollar	Percent
	Fiscal 2006	Fiscal 2005	Change	Change
	(dollars in thousands)

Net sales	$4,472,832	$4,683,683	$(210,851)	(4.5)%

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

Cost of Sales

			Dollar	Percent
	Fiscal 2006	Fiscal 2005	Change	Change
	(dollars in thousands)

Cost of sales	$2,987,500	$3,223,571	$236,071	7.3%

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

Selling, General and Administrative Expenses

			Dollar	Percent
	Fiscal 2006	Fiscal 2005	Change	Change
	(dollars in thousands)

Selling, general and administrative expenses	$1,051,833	$1,053,654	$1,821	0.2%

Selling, general and administrative expenses declined due to a $31 million benefit from prior year restructuring actions, an $11 million reduction in variable distribution costs and a $7 million reduction in pension plan expense. These decreases were partially offset by a $47 million decrease in recovery of bad debts, higher share-based compensation expense, increased advertising and promotion costs and higher costs incurred related to the spin off. Measured as a percent of net sales, selling, general and administrative expenses increased from 22.5% in fiscal 2005 to 23.5% in fiscal 2006.

Restructuring

			Dollar	Percent
	Fiscal 2006	Fiscal 2005	Change	Change
	(dollars in thousands)

Restructuring	$(101)	$46,978	$47,079	NM

The charge for restructuring in fiscal 2005 is primarily attributable to costs for severance actions related to the decision to terminate 1,126 employees, most of whom are located in the United States. The income from restructuring in fiscal 2006 resulted from the impact of certain restructuring actions that were completed for amounts more favorable than originally expected which is partially offset by $4 million of costs associated with the decision to terminate 449 employees.

Operating Profit

			Dollar	Percent
	Fiscal 2006	Fiscal 2005	Change	Change
	(dollars in thousands)

Operating profit	$433,600	$359,480	$74,120	20.6%

Operating profit in fiscal 2006 was higher than in fiscal 2005 as a result of the items discussed above.

Interest Expense, net

			Dollar	Percent
	Fiscal 2006	Fiscal 2005	Change	Change
	(dollars in thousands)

Interest expense, net	$17,280	$13,964	$(3,316)	(23.7)%

Interest expense decreased year over year as a result of lower average balances on borrowings from Sara Lee. Interest income decreased significantly as a result of lower average cash balances. As a result of the spin off on September 5, 2006, our net interest expense will increase substantially as a result of our increased indebtedness.

Income Tax Expense

			Dollar	Percent
	Fiscal 2006	Fiscal 2005	Change	Change
	(dollars in thousands)

Income tax expense	$93,827	$127,007	$33,180	26.1%

Our effective income tax rate decreased from 36.8% in fiscal 2005 to 22.5% in fiscal 2006. The decrease in our effective tax rate is attributable primarily to an $81.6 million charge in fiscal 2005 related to the repatriation of the earnings of foreign subsidiaries to the United States. Of this total, $50.0 million was recognized in connection with the remittance of current year earnings to the United States, and $31.6 million related to earnings repatriated under the provisions of the American Jobs Creation Act of 2004. The tax expense for both periods was impacted by a number of significant items which are set out in the reconciliation of our effective tax rate to the U.S. statutory rate in Note 17 titled “Income Taxes” to our Combined and Consolidated Financial Statements.

Net Income

			Dollar	Percent
	Fiscal 2006	Fiscal 2005	Change	Change
	(dollars in thousands)

Net income	$322,493	$218,509	$103,984	47.6%

Net income in fiscal 2006 was higher than in fiscal 2005 as a result of the items discussed above.

Operating Results by Business Segment—Fiscal 2006 Compared with Fiscal 2005

			Dollar	Percent
	Fiscal 2006	Fiscal 2005	Change	Change
	(dollars in thousands)

Net sales:
Innerwear	$2,627,101	$2,703,637	$(76,536)	(2.8)%
Outerwear	1,140,703	1,198,286	(57,583)	(4.8)
Hosiery	290,125	338,468	(48,343)	(14.3)
International	398,157	399,989	(1,832)	(0.5)
Other	62,809	88,859	(26,050)	(29.3)

Total net segment sales	4,518,895	4,729,239	(210,344)	(4.4)
Intersegment	(46,063)	(45,556)	(507)	(1.1)

Total net sales	$4,472,832	$4,683,683	$(210,851)	(4.5)

Segment operating profit:
Innerwear	$344,643	$300,796	$43,847	14.6%
Outerwear	74,170	68,301	5,869	8.6
Hosiery	39,069	40,776	(1,707)	(4.2)
International	37,003	32,231	4,772	14.8
Other	127	(174)	301	NM

Total segment operating profit	495,012	441,930	53,082	12.0
Items not included in segment operating profit:
General corporate expenses	(52,482)	(21,823)	(30,659)	(140.5)
Amortization of trademarks and other identifiable intangibles	(9,031)	(9,100)	69	0.8
Restructuring	101	(46,978)	47,079	NM
Accelerated depreciation	—	(4,549)	4,549	NM

Total operating profit	433,600	359,480	74,120	20.6
Interest expense, net	(17,280)	(13,964)	(3,316)	(23.7)

Income before income taxes	$416,320	$345,516	$70,804	20.5

Innerwear

			Dollar	Percent
	Fiscal 2006	Fiscal 2005	Change	Change
	(dollars in thousands)

Net sales	$2,627,101	$2,703,637	$(76,536)	(2.8)%
Segment operating profit	344,643	300,796	43,847	14.6

Net sales in the innerwear segment decreased primarily due to a $65 million impact of our discontinuation of certain sleepwear, thermal and private label product lines and the closure of certain retail stores. Net sales were also negatively impacted by $15 million of lower sock sales due to both lower shipment volumes and lower pricing.

Gross profit percentage in the innerwear segment increased from 35.1% in fiscal 2005 to 37.2% in fiscal 2006, reflecting a $78 million impact of lower charges for slow moving and obsolete inventories, lower cotton costs and benefits from prior restructuring actions, partially offset by lower gross margins for socks due to pricing pressure and mix.

The increase in innerwear segment operating profit is primarily attributable to the increase in gross margin and a $37 million impact of lower allocated selling expenses and other selling, general and administrative expenses due to headcount reductions. This is partially offset by $21 million related to higher allocated media advertising and promotion costs.

Outerwear

			Dollar	Percent
	Fiscal 2006	Fiscal 2005	Change	Change
	(dollars in thousands)

Net sales	$1,140,703	$1,198,286	$(57,583)	(4.8)%
Segment operating profit	74,170	68,301	5,869	8.6

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

Gross profit percentage in the outerwear segment increased from 18.9% in fiscal 2005 to 20.0% in fiscal 2006, reflecting a $72 million impact of lower charges for slow moving and obsolete inventories, lower cotton costs, benefits from prior restructuring actions and the exit of certain lower-margin fleece product lines, partially offset by pricing pressures and an unfavorable sales mix of t-shirts sold in the embellishment channel.

The increase in outerwear segment operating profit is primarily attributable to a higher gross profit percentage and a $7 million impact of lower allocated selling, general and administrative expenses due to the benefits of prior restructuring actions.

Hosiery

			Dollar	Percent
	Fiscal 2006	Fiscal 2005	Change	Change
	(dollars in thousands)

Net sales	$290,125	$338,468	$(48,343)	(14.3)%
Segment operating profit	39,069	40,776	(1,707)	(4.2)

Net sales in the hosiery segment decreased primarily due to the continued decline in sheer hosiery consumption in the United States. Outside unit volumes in the hosiery segment decreased by 13% in fiscal 2006, with an 11% decline in L’eggs volume to mass retailers and food and drug stores and a 22% decline in Hanes volume to department stores. Overall the hosiery market declined 11%. We expect this trend to continue as a result of shifts in consumer preferences.

Gross profit percentage in the hosiery segment increased from 38.0% in fiscal 2005 to 40.2% in fiscal 2006. The increase resulted primarily from improved product sales mix and pricing.

The decrease in hosiery segment operating profit is primarily attributable to lower sales volume.

International

			Dollar	Percent
	Fiscal 2006	Fiscal 2005	Change	Change
	(dollars in thousands)

Net sales	$398,157	$399,989	$(1,832)	(0.5)%
Segment operating profit	37,003	32,231	4,772	14.8

Net sales in the international segment decreased primarily as a result of $4 million in lower sales in Latin America which were mainly the result of a $13 million impact from our exit of certain low-margin product lines. Changes in foreign currency exchange rates increased net sales by $10 million.

Gross profit percentage increased from 39.1% in fiscal 2005 to 40.6% in fiscal 2006. The increase is due to lower allocated selling, general and administrative expenses and margin improvements in sales in Canada resulting from greater purchasing power for contracted goods.

The increase in international segment operating profit is primarily attributable to a $7 million impact of improvements in gross profit in Canada.

Other

			Dollar	Percent
	Fiscal 2006	Fiscal 2005	Change	Change
	(dollars in thousands)

Net sales	$62,809	$88,859	$(26,050)	(29.3)%
Segment operating profit	127	(174)	301	NM

Net sales decreased primarily due to the acquisition of National Textiles, L.L.C. in September 2005 which caused a $72 million decline as sales to this business were previously included in net sales prior to the acquisition. Sales to National Textiles, L.L.C. subsequent to the acquisition of this business are eliminated for purposes of segment reporting. This decrease was partially offset by $40 million in fabric sales to third parties by National Textiles, L.L.C. subsequent to the acquisition. An additional offset was related to increased sales of $7 million due to the acquisition of a Hong Kong based sourcing business at the end of fiscal 2005.

Gross profit and segment operating profit remained flat as compared to fiscal 2005. As sales of this segment are generated for the purpose of maintaining asset utilization at certain manufacturing facilities, gross profit and operating profit are lower than those of our other segments.

General Corporate Expenses

General corporate expenses not allocated to the segments increased in fiscal 2006 from fiscal 2005 as a result of higher incurred costs related to the spin off.

Combined and Consolidated Results of Operations—Fiscal 2005 Compared with Fiscal 2004

			Dollar	Percent
	Fiscal 2005	Fiscal 2004	Change	Change
	(dollars in thousands)

Net sales	$4,683,683	$4,632,741	$50,942	1.1%
Cost of sales	3,223,571	3,092,026	(131,545)	(4.3)

Gross profit	1,460,112	1,540,715	(80,603)	(5.2)
Selling, general and administrative expenses	1,053,654	1,087,964	34,310	3.2
Restructuring	46,978	27,466	(19,512)	(71.0)

Operating profit	359,480	425,285	(65,805)	(15.5)
Interest expense, net	13,964	24,413	10,449	42.8

Income before income taxes	345,516	400,872	(55,356)	(13.8)
Income tax expense (benefit)	127,007	(48,680)	(175,687)	NM

Net income	$218,509	$449,552	$(231,043)	(51.4)

Net Sales

			Dollar	Percent
	Fiscal 2005	Fiscal 2004	Change	Change
	(dollars in thousands)

Net sales	$4,683,683	$4,632,741	$50,942	1.1%

Net sales increased year over year primarily as a result of a $91 million impact from increases in net sales in the innerwear and outerwear segments. Approximately $106 million of this increase was due to increased sales of our activewear products, primarily due to the introduction of our C9 by Champion line toward the end of fiscal 2004. Net sales were adversely affected by a $55 million impact from declines in the hosiery and international segments. The total impact of the 53rd week in fiscal 2004 was $77 million.

Cost of Sales

			Dollar	Percent
	Fiscal 2005	Fiscal 2004	Change	Change
	(dollars in thousands)

Cost of sales	$3,223,571	$3,092,026	$(131,545)	(4.3)%

Cost of sales increased year over year as a result of the increase in net sales. Also contributing to the increase in cost of sales was a $94 million impact from higher raw material costs for cotton and charges for slow moving and obsolete inventories. Our gross margin declined from 33.3% in fiscal 2004 to 31.2% in fiscal 2005.

Selling, General and Administrative Expenses

			Dollar	Percent
	Fiscal 2005	Fiscal 2004	Change	Change
	(dollars in thousands)

Selling, general and administrative expenses	$1,053,654	$1,087,964	$34,310	3.2%

Selling, general and administrative expenses declined due to a $36 million impact from lower benefit plan costs, increased recovery of bad debts and a lower cost structure achieved through prior restructuring actions, offset in part by increases in total advertising and promotion costs. Selling, general and administrative expenses in fiscal 2004 included a $7.5 million charge related to the discontinuation of the Lovable U.S. trademark, while selling, general and administrative expenses in fiscal 2005 included a $4.5 million charge for accelerated depreciation of leasehold improvements as a result of exiting certain store leases. Measured as a percent of net sales, selling, general and administrative expenses declined from 23.5% in fiscal 2004 to 22.5% in fiscal 2005.

Restructuring

			Dollar	Percent
	Fiscal 2005	Fiscal 2004	Change	Change
	(dollars in thousands)

Restructuring	$46,978	$27,466	$(19,512)	(71.0)%

The charge for restructuring in fiscal 2005 is primarily attributable to costs for severance actions related to the decision to terminate 1,126 employees, most of whom are located in the United States. The charge for restructuring in fiscal 2004 is primarily attributable to a charge for severance actions related to the decision to terminate 4,425 employees, most of whom are located outside the United States. The increase year over year is primarily attributable to the relative costs associated with terminating U.S. employees as compared to international employees.

Operating Profit

			Dollar	Percent
	Fiscal 2005	Fiscal 2004	Change	Change
	(dollars in thousands)

Operating profit	$359,480	$425,285	(65,805)	(15.5)%

Operating profit in fiscal 2005 was lower than in fiscal 2004 primarily due to higher raw material costs for cotton and charges for slow moving and obsolete inventories.

Interest Expense, net

			Dollar	Percent
	Fiscal 2005	Fiscal 2004	Change	Change
	(dollars in thousands)

Interest expense, net	$13,964	$24,413	$10,449	42.8%

Interest expense decreased year over year as a result of lower average balances on borrowings from Sara Lee. Interest income increased significantly as a result of higher average cash balances. As a result of the spin off on September 5, 2006, our net interest expense will increase substantially as a result of our increased indebtedness.

Income Tax Expense (Benefit)

			Dollar	Percent
	Fiscal 2005	Fiscal 2004	Change	Change
	(dollars in thousands)

Income tax expense (benefit)	$127,007	$(48,680)	$(175,687)	NM

Our effective income tax rate increased from a negative 12.1% in fiscal 2004 to 36.8% in fiscal 2005. The increase in our effective tax rate is attributable primarily to an $81.6 million charge in fiscal 2005 related to the repatriation of the earnings of foreign subsidiaries to the United States. Of this total, $50.0 million was recognized in connection with the remittance of current year earnings to the United States, and $31.6 million related to earnings repatriated under the provisions of the American Jobs Creation Act of 2004. The negative rate in fiscal 2004 is attributable primarily to an income tax benefit of $128.1 million resulting from Sara Lee’s finalization of tax reviews and audits for amounts that were less than originally anticipated and recognized in fiscal 2004. The tax expense for both periods was impacted by a number of significant items which are set out in the reconciliation of our effective tax rate to the U.S. statutory rate in Note 17 titled “Income Taxes” to our Combined and Consolidated Financial Statements.

Net Income

			Dollar	Percent
	Fiscal 2005	Fiscal 2004	Change	Change
	(dollars in thousands)

Net income	$218,509	$449,552	$(231,043)	(51.4)%

Net income in fiscal 2005 was lower than in fiscal 2004 as a result of the decline in operating profit and the increase in income tax expense, as discussed above.

Operating Results by Business Segment—Fiscal 2005 Compared with Fiscal 2004

			Dollar	Percent
	Fiscal 2005	Fiscal 2004	Change	Change
	(dollars in thousands)

Net sales:
Innerwear	$2,703,637	$2,668,876	$34,761	1.3%
Outerwear	1,198,286	1,141,677	56,609	5.0
Hosiery	338,468	382,728	(44,260)	(11.6)
International	399,989	410,889	(10,900)	(2.7)
Other	88,859	86,888	1,971	2.3

Total net segment sales	4,729,239	4,691,058	38,181	0.8
Intersegment	(45,556)	(58,317)	12,761	21.9

Total net sales	$4,683,683	$4,632,741	$50,942	1.1

Segment operating profit:
Innerwear	$300,796	$366,988	$(66,192)	(18.0)
Outerwear	68,301	47,059	21,242	45.1
Hosiery	40,776	38,113	2,663	7.0
International	32,231	38,248	(6,017)	(15.7)
Other	(174)	35	(209)	NM

Total segment operating profit	441,930	490,443	(48,513)	(9.9)
Items not included in segment operating profit:
General corporate expenses	(21,823)	(28,980)	7,157	24.7
Amortization of trademarks and other identifiable intangibles	(9,100)	(8,712)	(388)	(4.5)
Restructuring	(46,978)	(27,466)	(19,512)	(71.0)
Accelerated depreciation	(4,549)	—	(4,549)	NM

Total operating profit	359,480	425,285	(65,805)	(15.5)
Interest expense, net	(13,964)	(24,413)	10,449	42.8

Income before income taxes	$345,516	$400,872	$(55,356)	(13.8)

Innerwear

			Dollar	Percent
	Fiscal 2005	Fiscal 2004	Change	Change
	(dollars in thousands)

Net sales	$2,703,637	$2,668,876	$34,761	1.3%
Segment operating profit	300,796	366,988	(66,192)	(18.0)

Net sales in the innerwear segment increased primarily due to a $40 million impact from volume increases in the sales of men’s underwear and socks. Net sales were adversely affected year over year by a $47 million impact of the 53rd week in fiscal 2004.

Gross profit percentage in the innerwear segment declined from 37.5% in fiscal 2004 to 35.1% in fiscal 2005, reflecting a $60 million impact of higher raw material costs for cotton and charges for slow moving and obsolete underwear inventories.

The decrease in innerwear segment operating profit is primarily attributable to the following factors. First, we increased inventory reserves by $30 million for slow moving and obsolete underwear inventories in fiscal 2005 as compared to fiscal 2004. Second, innerwear operating profit was adversely affected by a $12 million impact of the 53rd week in fiscal 2004. The remaining decrease in segment operating profit was primarily the result of higher unit volume offset in part by higher allocated distribution and media advertising and promotion costs.

Outerwear

			Dollar	Percent
	Fiscal 2005	Fiscal 2004	Change	Change
	(dollars in thousands)

Net sales	$1,198,286	$1,141,677	$56,609	5.0%
Segment operating profit	68,301	47,059	21,242	45.1

Net sales in the outerwear segment increased primarily due to $106 million impact from increases in sales of activewear products, offsetting $45 million in volume declines in t-shirts sold through our embellishment channel. Net sales were adversely affected year over year by an $18 million impact of the 53rd week in fiscal 2004.

Gross profit percentage in the outerwear segment decreased from 21.2% in fiscal 2004 to 18.9% in fiscal 2005, reflecting a $45 million impact of higher raw material costs for cotton and additional start-up costs associated with new product rollouts. These charges are partially offset by favorable manufacturing variances as a result of higher sales volume.

The increase in outerwear segment operating profit is attributable primarily to higher net sales and lower allocated selling, general and administrative expenses. Segment operating profit also was adversely affected year over year by a $1 million impact of the 53rd week in fiscal 2004.

Hosiery

			Dollar	Percent
	Fiscal 2005	Fiscal 2004	Change	Change
	(dollars in thousands)

Net sales	$338,468	$382,728	$(44,260)	(11.6)%
Segment operating profit	40,776	38,113	2,663	7.0

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

Gross profit percentage in the hosiery segment decreased from 38.7% in fiscal 2004 to 38.0% in fiscal 2005. The decrease resulted primarily from $1 million in unfavorable product sales mix.

The increase in hosiery segment operating profit is attributable primarily to a $16 million decrease in allocated media advertising and promotion costs and allocated selling, general and administrative expenses partially offset by a decrease in sales. Hosiery segment operating profit was also adversely affected year over year by a $2 million impact of the 53rd week in fiscal 2004.

International

			Dollar	Percent
	Fiscal 2005	Fiscal 2004	Change	Change
	(dollars in thousands)

Net sales	$399,989	$410,889	$(10,900)	(2.7)%
Segment operating profit	32,231	38,248	(6,017)	(15.7)

Net sales in the international segment decreased primarily as a result of a $19 million decrease in sales from Latin America and Asia, partially offset by an $11 million impact from changes in foreign currency exchange rates during fiscal 2005. Net sales were adversely affected year over year by a $6 million impact of the 53rd week in fiscal 2004.

Gross profit percentage increased from 36.4% in fiscal 2004 to 39.1% in fiscal 2005. The increase resulted primarily from margin improvements in Canada and Latin America, partially offset by declines in Asia.

The decrease in international segment operating profit is attributable primarily to the decrease in net sales and higher allocated media advertising and promotion expenditures and selling, general and administrative expenses in fiscal 2005 as compared to fiscal 2004. These effects were offset in part by the improvement in gross profit and $3 million from changes in foreign currency exchange rates. International segment operating profit also was affected adversely year over year by a $2 million impact of the 53rd week in fiscal 2004.

Other

			Dollar	Percent
	Fiscal 2005	Fiscal 2004	Change	Change
	(dollars in thousands)

Net sales	$88,859	$86,888	$1,971	2.3%
Segment operating profit	(174)	35	(209)	NM

Net sales increased due to higher sales of yarn and other materials to National Textiles, L.L.C. Gross profit and segment operating profit remained flat as compared to fiscal 2004. As sales of this segment are generated for the purpose of maintaining asset utilization at certain manufacturing facilities, gross profit and operating profit are lower than those of our other segments.

General Corporate Expenses

General corporate expenses not allocated to the segments decreased in fiscal 2005 from fiscal 2004 as a result of lower allocations of Sara Lee centralized costs and employee benefit costs, offset in part by expenses incurred for the spin off.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Following the spin off that occurred on September 5, 2006, our capital structure, long-term capital commitments and sources of liquidity changed significantly from our historical capital structure, long-term capital commitments and sources of liquidity. Our primary sources of liquidity are cash provided from operating activities and availability under the Revolving Loan Facility (as defined below). The following has or is expected to negatively impact liquidity:

•	we incurred long-term debt in connection with the spin off of $2.6 billion;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to add new manufacturing capacity in Central America, the Caribbean Basin and Asia;

•	we assumed net pension and other benefit obligations from Sara Lee of $299 million; and

•	we may need to increase the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly increase our income tax expense.

We incurred indebtedness of $2.6 billion in connection with the spin off as further described below. On September 5, 2006 we paid $2.4 billion of the proceeds from these borrowings to Sara Lee and, as a result, those proceeds are not available for our business needs, such as funding working capital or the expansion of our operations. In addition, in order to service our substantial debt obligations, we may need to increase the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly increase our income tax expense. We believe that our cash provided from operating activities, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet presently foreseeable financial requirements.

We expect to continue the restructuring efforts that we have undertaken over the last several years. For example, in the six months ended December 30, 2006 we announced decisions to close four textile and sewing plants in the United States, Puerto Rico and Mexico and consolidate three distribution centers in the United States. The implementation of these efforts, which are designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs. As further plans are developed and approved by management and our board of directors, we expect to recognize additional restructuring to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. As a result of these efforts, we expect to incur approximately $250 million in restructuring and related charges over the next three years of which approximately half is expected to be noncash. We also expect to incur costs associated with the integration of our information technology systems across our company.

As we continue to add new manufacturing capacity in Central America, the Caribbean Basin and Asia, our exposure to events that could disrupt our foreign supply chain, including political instability, acts of war or terrorism or other international events resulting in the disruption of trade, disruptions in shipping and freight forwarding services, increases in oil prices (which would increase the cost of shipping), interruptions in the availability of basic services and infrastructure and fluctuations in foreign currency exchange rates, is increased. Disruptions in our foreign supply chain could negatively impact our liquidity by interrupting production in offshore facilities, increasing our cost of sales, disrupting merchandise deliveries, delaying receipt of the products into the United States or preventing us from sourcing our products at all. Depending on timing, these events could also result in lost sales, cancellation charges or excessive markdowns.

We assumed $299 million in unfunded employee benefit liabilities for pension, postretirement and other retirement benefit qualified and nonqualified plans from Sara Lee in connection with the spin off that occurred on September 5, 2006. Included in these liabilities are pension obligations that have not been reflected in our historical financial statements for periods prior to the spin off, because these obligations have historically been obligations of Sara Lee. The pension obligations we assumed are $225 million more than the corresponding pension assets we acquired. In addition, we could be required to make contributions to the pension plans in excess of our current expectations if financial conditions change or if our actual experience is significantly different than the assumptions we have used to calculate our pension costs and obligations. A significant increase in our funding obligations could have a negative impact on our liquidity.

Net Cash from Operating Activities

Net cash from operating activities decreased to $136.1 million in the six months ended December 30, 2006 from $358.9 million in the six months ended December 31, 2005. The $222.8 million decrease was primarily the result of lower earnings in the business due to higher interest expense and income taxes, a pension contribution of $48.1 million and other changes in the use of working capital. The net cash from operating activities of $358.9 million for the six months ended December 31, 2005 was unusually high due to the timing of other working capital reductions.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased to $23.0 million in the six months ended December 30, 2006 from $49.9 million in the six months ended December 31, 2005. The $26.9 million decrease was primarily the result of more cash received from sales of property and equipment, and lower purchases of property and equipment, partially offset by the acquisition of a sewing facility in Thailand in November 2006.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased to $253.9 million in the six months ended December 30, 2006 from $881.4 million in the six months ended December 31, 2005. The decrease was primarily the result of net transactions with parent companies and related entities. In connection with the spin off on September 5,

2006, we incurred indebtedness of $2.6 billion pursuant to the $2.15 billion Senior Secured Credit Facility, the $450 million Second Lien Credit Facility and the $500 million Bridge Loan Facility. We used proceeds from borrowings under these facilities to distribute a cash dividend payment to Sara Lee of $1.95 billion and repay a loan from Sara Lee in the amount of $450 million. In connection with the incurrence of debt under these credit facilities and the issuance of the Floating Rate Senior Notes in December 2006, we paid $50 million in debt issuance costs, which are included in the accompanying Combined and Consolidated Balance Sheet. The debt issuance costs are being amortized to interest expense in the accompanying Combined and Consolidated Statement of Income over the life of these credit facilities.

In December 2006, we completed an offering of $500 million aggregate principal amount of Floating Rate Senior Notes due in 2014. The proceeds from the offering were used to repay all outstanding borrowings under the Bridge Loan Facility, which were $500 million.

Also in December 2006, we elected to prepay $106.6 million of long-term debt primarily under the Term B Loan Facility (as defined below), which bears interest at a higher rate than the Term A Loan Facility (as defined below), to reduce our overall indebtedness and lower our ongoing interest costs. Approximately $6.6 million of the amount included in this prepayment was due in the first quarter of 2007.

Cash and Cash Equivalents

As of December 30, 2006 and July 1, 2006, cash and cash equivalents were $156.0 million and $298.3 million, respectively. The decrease in cash and cash equivalents as of December 30, 2006 was primarily the result of transactions associated with the spin off, $106.6 million prepayment of long-term debt and a voluntary pension contribution of $48.1 million. The July 1, 2006 balance was also impacted by a $275 million bank overdraft which was classified as a current liability. As part of Sara Lee, we participated in Sara Lee’s cash pooling arrangements under which positive and negative cash balances are netted within geographic regions. The recapitalization undertaken in conjunction with the spin off resulted in a reduction in cash and cash equivalents. In periods after the spin off, our primary sources of liquidity are cash provided from operating activities and availability under the Revolving Loan Facility.

Credit Facilities and Notes Payable

In connection with the spin off, on September 5, 2006, we entered into the $2.15 billion Senior Secured Credit Facility which includes a $500 million revolving loan facility, or the “Revolving Loan Facility,” that was undrawn at the time of the spin off, the $450 million Second Lien Credit Facility and the $500 million Bridge Loan Facility with various financial institution lenders, including Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as the co-syndication agents and the joint lead arrangers and joint bookrunners. Citicorp USA, Inc. is acting as administrative agent and Citibank, N.A. is acting as collateral agent for the Senior Secured Credit Facility and the Second Lien Credit Facility. Morgan Stanley Senior Funding, Inc. acted as the administrative agent for the Bridge Loan Facility. As a result of this debt incurrence, the amount of interest expense will increase significantly in periods after the spin off. We paid $2.4 billion of the proceeds of these borrowings to Sara Lee in connection with the consummation of the spin off. As noted above, we repaid all amounts outstanding under the Bridge Loan Facility with the proceeds of the offering of the Floating Rate Senior Notes in December 2006.

Senior Secured Credit Facility

The Senior Secured Credit Facility provides for aggregate borrowings of $2.15 billion, consisting of: (i) a $250.0 million Term A loan facility (the “Term A Loan Facility”); (ii) a $1.4 billion Term B loan facility (the “Term B Loan Facility”); and (iii) the $500.0 million Revolving Loan Facility that was undrawn as of December 30, 2006. Any issuance of commercial paper would reduce the amount available under the Revolving Loan Facility. As of December 30, 2006, $122.5 million of standby and trade letters of credit were issued under this facility and $377.5 million was available for borrowing.

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

•	the equity interests of substantially all of our direct and indirect U.S. subsidiaries and 65% of the voting securities of certain foreign subsidiaries; and

•	substantially all present and future property and assets, real and personal, tangible and intangible, of Hanesbrands and each guarantor, except for certain enumerated interests, and all proceeds and products of such property and assets.

The final maturity of the Term A Loan Facility is September 5, 2012. The Term A Loan Facility will amortize in an amount per annum equal to the following: year 1—5.00%; year 2—10.00%; year 3—15.00%; year 4—20.00%; year 5—25.00%; year 6—25.00%. The final maturity of the Term B Loan Facility is September 5, 2013. The Term B Loan Facility will be repaid in equal quarterly installments in an amount equal to 1% per annum, with the balance due on the maturity date. The final maturity of the Revolving Loan Facility is September 5, 2011. All borrowings under the Revolving Loan Facility must be repaid in full upon maturity. Outstanding borrowings under the Senior Secured Credit Facility are prepayable without penalty.

At our option, borrowings under the Senior Secured Credit Facility may be maintained from time to time as (a) Base Rate loans, which shall bear interest at the higher of (i) 1/2 of 1% in excess of the federal funds rate and (ii) the rate published in the Wall Street Journal as the “prime rate” (or equivalent), in each case in effect from time to time, plus the applicable margin in effect from time to time (which is currently 0.75% for the Term A Loan Facility and the Revolving Loan Facility and 1.25% for the Term B Loan Facility), or (b) LIBOR-based loans, which shall bear interest at the LIBO Rate (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), as determined by the administrative agent for the respective interest period plus the applicable margin in effect from time to time (which is currently 1.75% for the Term A Loan Facility and the Revolving Loan Facility and 2.25% for the Term B Loan Facility).

The Senior Secured Credit Facility requires us to comply with customary affirmative, negative and financial covenants. The Senior Secured Credit Facility requires that we maintain a minimum interest coverage ratio and a maximum total debt to earnings before income taxes, depreciation expense and amortization, or “EBITDA” ratio. The interest coverage covenant requires that the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense for such period shall not be less than 2 to 1 for each fiscal quarter ending after December 15, 2006. The interest coverage ratio will increase over time until it reaches 3.25 to 1 for fiscal quarters ending after October 15, 2009. The total debt to EBITDA covenant requires that the ratio of our total debt to our EBITDA for the preceding four fiscal quarters will not be more than 5.5 to 1 for each fiscal quarter ending after December 15, 2006. This ratio limit will decline over time until it reaches 3 to 1 for fiscal quarters after October 15, 2009. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility. As of December 30, 2006, we were in compliance with all covenants.

The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default of more than $50 million; certain judgments of more than $50 million; certain events related to the Employee Retirement Income Security Act of 1974, as amended, or “ERISA,” and a change in control (as defined in the Senior Secured Credit Facility).

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

The Second Lien Credit Facility requires us to comply with customary affirmative, negative and financial covenants. The Second Lien Credit Facility requires that we maintain a minimum interest coverage ratio and a maximum total debt to EBITDA ratio. The interest coverage covenant requires that the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense for such period shall not be less than 1.5 to 1 for each fiscal quarter ending after December 15, 2006. The interest coverage ratio will increase over time until it reaches 2.5 to 1 for fiscal quarters ending after April 15, 2009. The total debt to EBITDA covenant requires that the ratio of our total debt to our EBITDA for the preceding four fiscal quarters will not be more than 6 to 1 for each fiscal quarter ending after December 15, 2006. This ratio will decline over time until it reaches 3.75 to 1 for fiscal quarters ending after October 15, 2009. The method of calculating all of the components used in the covenants is included in the Second Lien Credit Facility. As of December 30, 2006, we were in compliance with all covenants.

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

The Second Lien Credit Facility matures on March 5, 2014, may not be prepaid prior to September 5, 2007, and includes premiums for prepayment of the loan prior to September 5, 2009 based on the timing of the prepayment. The Second Lien Credit Facility will not amortize and will be repaid in full on its maturity date.

Bridge Loan Facility

Prior to its repayment in full, the Bridge Loan Facility provided for a borrowing of $500 million and was unconditionally guaranteed by each entity guaranteeing the Senior Secured Credit Facility. The Bridge Loan Facility was unsecured and was scheduled to mature on September 5, 2007. If the Bridge Loan Facility had not been repaid prior to or at maturity, the outstanding principal amount of the facility was to roll over into a rollover loan in the same amount that was to mature on September 5, 2014. Lenders that extended rollover loans to us would have been entitled to request that we issue “exchange notes” to them in exchange for the rollover loans, and also to request that we register such notes upon request.

In December 2006 as discussed below, the proceeds from the issuance of the Floating Rate Senior Notes were used to repay the entire outstanding principal of the Bridge Loan Facility. In connection with the issuance of the Floating Rate Senior Notes, we recognized a $6 million loss on early extinguishment of debt for unamortized finance fees on our Bridge Loan Facility.

Notes Payable

Notes payable to banks were $14.3 million at December 30, 2006, $3.5 million at July 1, 2006 and $83.3 million at July 2, 2005.

During the six months ended December 30, 2006, we amended our short-term revolving facility arrangement with a Chinese branch of a U.S. bank. The facility, renewable annually, was initially in the amount of RMB 30 million and was increased to RMB 56 million (approximately $7.2 million) as of December 30, 2006. Borrowings under the facility accrue interest at the prevailing base lending rates published by the People’s Bank of China from time to time less 10%. As of December 30, 2006, $6.6 million was outstanding under this facility with $0.6 million of borrowing available. We were in compliance with the covenants contained in this facility at December 30, 2006.

We had other short-term obligations amounting to $7.7 million which consisted of a short-term revolving facility arrangement with an Indian branch of a U.S. bank amounting to INR 220 million (approximately $5.0 million) of which $3.9 million was outstanding at December 30, 2006 which accrues interest at 10.5%, and multiple short-term credit facilities and promissory notes acquired as part of our acquisition of a sewing facility in Thailand, totaling THB 241 million (approximately $6.6 million) of which $3.8 million was outstanding at December 30, 2006, which accrues interest at an average rate of 5.9%.

Historically, we maintained a 364-day short-term non-revolving credit facility under which the Company could borrow up to 107 million Canadian dollars at a floating rate of interest that was based upon either the announced bankers acceptance lending rate plus 0.6% or the Canadian prime lending rate. Under the agreement, we had the option to borrow amounts for periods of time less than 364 days. The facility expired at the end of the 364-day period and the amount of the facility could not be increased until the next renewal date. During fiscal 2004 and 2005 we and the bank renewed the facility. At the end of fiscal 2005, we had borrowings under this facility of $82.0 million at an interest rate of 3.16%. In 2006, the borrowings under this agreement were repaid at the end of the year and the facility was closed.

Floating Rate Senior Notes

On December 14, 2006, we issued $500.0 million aggregate principal amount of Floating Rate Senior Notes due 2014. The Floating Rate Senior Notes are senior unsecured obligations that rank equal in right of payment with all of our existing and future unsubordinated indebtedness. The Floating Rate Senior Notes bear interest at an annual rate, reset semi-annually, equal to LIBOR plus 3.375%. Interest is payable on the Floating Rate Senior Notes on June 15 and December 15 of each year beginning on June 15, 2007. The Floating Rate Senior Notes will mature on December 15, 2014. The net proceeds from the sale of the Floating Rate Senior Notes were approximately $492.0 million. These proceeds, together with our working capital, were used to repay in full the $500 million outstanding under the Bridge Loan Facility. The Floating Rate Senior Notes are guaranteed by substantially all of our domestic subsidiaries.

We may redeem some or all of the Floating Rate Senior Notes at any time on or after December 15, 2008 at a redemption price equal to the principal amount of the Floating Rate Senior Notes plus a premium of 102% if redeemed during the 12-month period commencing on December 15, 2008, 101% if redeemed during the 12-month period commencing on December 15, 2009 and 100% if redeemed during the 12-month period commencing on December 15, 2010, as well as any accrued and unpaid interest as of the redemption date. At any time on or prior to December 15, 2008, we may redeem up to 35% of the principal amount of the Floating Rate Senior Notes with the net cash proceeds of one or more sales of certain types of capital stock at a redemption price equal to the product of (x) the sum of (1) 100% and (2) a percentage equal to the per annum rate of interest on the Floating Rate Senior Notes then applicable on the date on which the notice of redemption is given, and (y) the principal amount thereof, plus accrued and unpaid interest to the redemption date, provided that at least 65% of the aggregate principal amount of the Floating Rate Senior Notes originally issued remains outstanding after each such redemption. At any time prior to December 15, 2008, we may also redeem all or a part of the Floating Rate Senior Notes upon not less than 30 nor more than 60 days’ prior notice, at a redemption price equal to 100% of the principal amount of the Floating Rate Senior Notes redeemed plus a specified premium as of, and accrued and unpaid interest and additional interest, if any, to the redemption date.

Derivatives

We are required under the Credit Facilities entered into in connection with the spin off to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. During the six months ended December 30, 2006, we entered into various hedging arrangements whereby we capped the interest rate on $1 billion of our floating rate debt at 5.75%. We also entered into interest rate swaps tied to the 3-month LIBOR rate whereby we fixed the interest rate on an aggregate of $500 million of our floating rate debt at a blended rate of approximately 5.16%. Approximately 60% of our total debt outstanding at December 30, 2006 is at a fixed or capped rate. There was no hedge ineffectiveness during the current period related to these instruments.

Cotton is the primary raw material we use to manufacture many of our products. We generally purchase our raw materials at market prices. In fiscal 2006, we started to use commodity financial instruments, options and forward contracts to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedged instrument. We generally do not use commodity financial instruments to hedge other raw material commodity prices.

Off-Balance Sheet Arrangements

We engage in off-balance sheet arrangements that we believe are reasonably likely to have a current or future effect on our financial condition and results of operations. These off-balance sheet arrangements include operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment.

Minimum operating lease obligations are scheduled to be paid as follows: $32.4 million in 2007, $27.1 million in 2008, $22.5 million in 2009, $17.6 million in 2010, $12.6 million in 2011 and $15.1 million thereafter.

Future Contractual Obligations and Commitments

The following table contains information on our contractual obligations and commitments as of December 30, 2006.

		Payments Due by Fiscal Year
	At December 30,	Less than
	2006	1 year	1-3 years	3-5 years	Thereafter
	(In thousands)

Long-term debt	$2,493,375	$9,375	$89,000	$124,500	$2,270,500
Notes payable to banks	14,264	14,264	—	—	—
Interest on debt obligations(1)	1,371,515	202,264	396,688	379,686	392,877
Operating lease obligations	127,385	32,440	49,652	30,194	15,099
Capital lease obligations including related interest payments	2,575	1,290	1,285	—	—
Purchase obligations(2)	623,784	569,821	47,801	6,162	—
Other long-term obligations(3)	68,317	52,503	8,418	7,396	—

Total	$4,701,215	$881,957	$592,844	$547,938	$2,678,476

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at December 30, 2006.

(2)	“Purchase obligations,” as disclosed in the table, are obligations to purchase goods and services in the ordinary course of business for production and inventory needs (such as raw materials, supplies, packaging, and manufacturing arrangements), capital expenditures, marketing services, royalty-bearing license agreement payments and other professional services. This table only includes purchase obligations for which we have agreed upon a fixed or minimum quantity to purchase, a fixed, minimum or variable pricing arrangement, and an approximate delivery date. Actual cash expenditures relating to these obligations may vary from the amounts shown in the table above. We enter into purchase obligations when terms or conditions are favorable or when a long-term commitment is necessary. Many of these arrangements are cancelable after a notice period without a significant penalty. This table omits purchase obligations that did not exist as of December 30, 2006, as well as obligations for accounts payable and accrued liabilities recorded on the balance sheet.

(3)	Represents the projected payment for long-term liabilities recorded on the balance sheet for deferred compensation, deferred income, and the fiscal 2007 projected minimum pension contribution of

$33 million. We have employee benefit obligations consisting of pensions and other postretirement benefits including medical. Other than the fiscal 2007 projected minimum pension contribution of $33 million, pension and postretirement obligations have been excluded from the table. A discussion of our pension and postretirement plans is included in Notes 15 and 16 to our Combined and Consolidated Financial Statements. Our obligations for employee health and property and casualty losses are also excluded from the table.

Pension Plans

Prior to the spin off on September 5, 2006, the exact amount of contributions made to pension plans by us in any year depended upon a number of factors and included minimum funding requirements in the jurisdictions in which Sara Lee operated and Sara Lee’s policy of charging its operating units for pension costs. In conjunction with the spin off which occurred on September 5, 2006, we established the Hanesbrands Inc. Pension and Retirement Plan, which assumed the portion of the underfunded liabilities and the portion of the assets of pension plans sponsored by Sara Lee that relate to our employees. In addition, we assumed sponsorship of certain other Sara Lee plans and will continue sponsorship of the Playtex Apparel Inc. Pension Plan and the National Textiles, L.L.C. Pension Plan. We are required to make periodic pension contributions to the assumed plans, the Playtex Apparel Inc. Pension Plan, the National Textiles, L.L.C. Pension Plan and the Hanesbrands Inc. Pension and Retirement Plan. Our net unfunded liability for these qualified pension plans as of December 30, 2006 is $173.1 million, exclusive of liabilities for our nonqualified supplemental retirement plans. The levels of contribution will differ from historical levels of contributions by Sara Lee due to a number of factors, including the funded status of the plans as of the completion of the spin off, as well as our operation as a stand-alone company, regulatory requirements, financing costs, tax positions and jurisdictional funding requirements.

During the six months ended December 30, 2006, we were not required to make any contributions to our pension plans, however we voluntarily contributed $48 million to our pension plans based upon minimum funding estimates for fiscal 2007. We currently expect to contribute, at a minimum, an additional $33 million to our pension plans during fiscal 2007. We may make further contributions to our pension plans in fiscal 2007 depending upon changes in the funded status of those plans and as we gain more clarity with respect to the Pension Protection Act of 2006, or “PPA,” that was signed into law on August 17, 2006. The United States Treasury Department is in the process of developing implementation guidance for the PPA, however, it is likely the PPA will accelerate minimum funding requirements beginning in fiscal 2009. We may choose to pre-fund some of this anticipated funding.

Share Repurchase Program

On February 1, 2007, we announced that our Board of Directors has granted authority for the repurchase of up to 10 million shares of our common stock. Share repurchases will be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow use to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for our company and certain of our officers and employees pursuant to our insider trading policy.

Significant Accounting Policies and Critical Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, titled “Summary of Significant Accounting Policies,” to our Combined and Consolidated Financial Statements.

The application of these accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The accounting policies that involve the most significant management judgments and estimates used in preparation of our Combined and Consolidated Financial Statements, or are the most sensitive to change from outside factors, are the following:

Sales Recognition and Incentives

We recognize sales when title and risk of loss passes to the customer. We record provisions for any uncollectible amounts based upon our historical collection statistics and current customer information. Our management reviews these estimates each quarter and makes adjustments based upon actual experience.

Note 2(d), titled “Summary of Significant Accounting Policies—Sales Recognition and Incentives,” to our Combined and Consolidated Financial Statements describes a variety of sales incentives that we offer to resellers and consumers of our products. Measuring the cost of these incentives requires, in many cases, estimating future customer utilization and redemption rates. We use historical data for similar transactions to estimate the cost of current incentive programs. Our management reviews these estimates each quarter and makes adjustments based upon actual experience and other available information.

Catalog Expenses

We incur expenses for printing catalogs for our products to aid in our sales efforts. We initially record these expenses as a prepaid item and charge it against selling, general and administrative expenses over time as the catalog is distributed into the stream of commerce. Expenses are recognized at a rate that approximates our historical experience with regard to the timing and amount of sales attributable to a catalog distribution.

Inventory Valuation

We carry inventory on our balance sheet at the estimated lower of cost or market. Cost is determined by the first-in, first-out, or “FIFO,” method for our inventories at December 30, 2006. We carry obsolete, damaged, and excess inventory at the net realizable value, which we determine by assessing historical recovery rates, current market conditions and our future marketing and sales plans. Because our assessment of net realizable value is made at a point in time, there are inherent uncertainties related to our value determination. Market factors and other conditions underlying the net realizable value may change, resulting in further reserve requirements. A reduction in the carrying amount of an inventory item from cost to market value creates a new cost basis for the item that cannot be reversed at a later period. During the six months ended December 30, 2006, we elected to convert all inventory valued by the last-in, first-out, or “LIFO,” method to the FIFO method. In accordance with the Statement of Financial Accounting Standards, or “SFAS,” No. 154, Accounting Changes and Error Corrections, or “SFAS 154,” a change from the LIFO to FIFO method of inventory valuation constitutes a change in accounting principle. Historically, inventory valued under the LIFO method, which was 4% of total inventories, would have had the same value if measured under the FIFO method. Therefore, the conversion has no retrospective reporting impact.

Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in cost of sales when the related inventory item is sold. While we believe that adequate write-downs for inventory obsolescence have been provided in the Combined and Consolidated Financial Statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future.

Depreciation and Impairment of Property, Plant and Equipment

We state property, plant and equipment at its historical cost, and we compute depreciation using the straight-line method over the asset’s life. We estimate an asset’s life based on historical experience, manufacturers’ estimates, engineering or appraisal evaluations, our future business plans and the period over which the asset will economically benefit us, which may be the same as or shorter than its physical life. Our policies require that we periodically review our assets’ remaining depreciable lives based upon actual experience and expected future utilization. A change in the depreciable life is treated as a change in accounting estimate and the accelerated depreciation is accounted for in the period of change and future periods. Based upon current levels of depreciation, the average remaining depreciable life of our net property other than land is five years.

We test an asset for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset group will be disposed of before the end of its useful life. We evaluate an asset’s recoverability by comparing the asset or asset group’s net carrying amount to the future net undiscounted cash flows we expect such asset or asset group will generate. If we determine that an asset is not recoverable, we recognize an impairment loss in the amount by which the asset’s carrying amount exceeds its estimated fair value.

When we recognize an impairment loss for an asset held for use, we depreciate the asset’s adjusted carrying amount over its remaining useful life. We do not restore previously recognized impairment losses.

Trademarks and Other Identifiable Intangibles

Trademarks and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles with finite lives, and we do not amortize identifiable intangibles with indefinite lives. We base the estimated useful life of an identifiable intangible asset upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. As of December 30, 2006, the net book value of trademarks and other identifiable intangible assets was $137 million, of which we are amortizing the entire balance. We anticipate that our amortization expense for the 2007 fiscal year will be $7.3 million.

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

Assets and Liabilities Acquired in Business Combinations

We account for business acquisitions using the purchase method, which requires us to allocate the cost of an acquired business to the acquired assets and liabilities based on their estimated fair values at the acquisition date. We recognize the excess of an acquired business’s cost over the fair value of acquired assets and liabilities as goodwill as discussed below under “Goodwill.” We use a variety of information sources to determine the fair value of acquired assets and liabilities. We generally use third-party appraisers to determine the fair value and lives of property and identifiable intangibles, consulting actuaries to determine the fair value of obligations associated with defined benefit pension plans, and legal counsel to assess obligations associated with legal and environmental claims.

Goodwill

As of December 30, 2006, we had $281.5 million of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. Historically, we have performed our annual impairment review in the second quarter of each year.

In evaluating the recoverability of goodwill, we estimate the fair value of our reporting units. We have determined that our reporting units are at the operating segment level. We rely on a number of factors to determine the fair value of our reporting units and evaluate various factors to discount anticipated future cash flows, including operating results, business plans, and present value techniques. As discussed above under “Trademarks and Other Identifiable Intangibles,” there are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.

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

Insurance Reserves

Prior to the spin off on September 5, 2006, we were insured through Sara Lee for property, worker’s compensation, and other casualty programs, subject to minimum claims thresholds. Sara Lee charged an amount to cover premium costs to each operating unit. Subsequent to the spin off on September 5, 2006, we maintain our own insurance coverage for these programs. We are responsible for losses up to certain limits and are required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends differ from the estimates, the financial results could be impacted.

Income Taxes

Prior to spin off on September 5, 2006, all income taxes were computed and reported on a separate return basis as if we were not part of Sara Lee. Deferred taxes were recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Net operating loss carryforwards had been determined in our Combined and Consolidated Financial Statements as if we were separate from Sara Lee, resulting in a different net operating loss carryforward amount than reflected by Sara Lee. Given our continuing losses in certain geographic locations on a separate return basis, a valuation allowance has been established for the deferred tax assets relating to these specific locations. Federal income taxes are provided on that portion of our income of foreign subsidiaries that is expected to be remitted to the United States and be taxable, reflecting the historical decisions made by Sara Lee with regards to earnings permanently reinvested in foreign jurisdictions. In periods after the spin off, we may make different decisions as to the amount of earnings permanently reinvested in foreign jurisdictions, due to anticipated cash flow or other business requirements, which may impact our federal income tax provision and effective tax rate.

We periodically estimate the probable tax obligations using historical experience in tax jurisdictions and our informed judgment. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations. Income tax expense is adjusted in the period in which these events occur, and these adjustments are included in our Combined and Consolidated Statements of Income. If such changes take place, there is a risk that our effective tax rate may increase or decrease in any period.

In conjunction with the spin off, we and Sara Lee entered into a tax sharing agreement, which allocates responsibilities between us and Sara Lee for taxes and certain other tax matters. Under the tax sharing agreement, Sara Lee generally is liable for all U.S. federal, state, local and foreign income taxes attributable to us with respect to taxable periods ending on or before September 5, 2006. Sara Lee also is liable for income taxes attributable to us with respect to taxable periods beginning before September 5, 2006 and ending after September 5, 2006, but only to the extent those taxes are allocable to the portion of the taxable period ending on September 5, 2006. We are generally liable for all other taxes attributable to us. Changes in the amounts payable or receivable by us under the stipulations of this agreement may impact our tax provision in any period.

Within 180 days after Sara Lee files its final consolidated tax return for the period that includes September 5, 2006, Sara Lee is required to deliver to us a computation of the amount of deferred taxes attributable to our United States and Canadian operations that would be included on our balance sheet as of September 6, 2006. If substituting the amount of deferred taxes as finally determined for the amount of estimated deferred taxes that were included on that balance sheet at the time of the spin off causes a decrease in the net book value reflected on that balance sheet, then Sara Lee will be required to pay us the amount of such decrease. If such substitution causes an increase in the net book value reflected on that balance sheet, then we will be required to pay Sara Lee the amount of such increase. For purposes of this computation, our deferred taxes are the amount of deferred tax benefits (including deferred tax consequences attributable to deductible temporary differences and carryforwards) that would be recognized as assets on our balance sheet computed in accordance with GAAP, but without regard to valuation allowances, less the amount of deferred tax liabilities (including deferred tax consequences attributable to deductible temporary differences) that would be recognized as liabilities on our balance sheet computed in accordance with GAAP, but without regard to valuation allowances. Neither we nor Sara Lee will be required to make any other payments to the other with respect to deferred taxes.

Stock Compensation

In connection with the spin off on September 5, 2006, we established the Hanesbrands Inc. Omnibus Incentive Plan of 2006, the (“Omnibus Incentive Plan”) to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to our employees, non-employee directors and employees of our subsidiaries to promote the interest of our Company and incent performance and retention of employees.

On September 26, 2006, a number of awards were made to employees and non-employee directors under the Omnibus Incentive Plan. Two categories of these awards are intended to replace award values that employees would have received under Sara Lee incentive plans before the spin off. Three other categories of these awards were to attract and retain certain employees, including our 2006 annual awards. See Note 3 to the Combined and Consolidated Financial Statements regarding stock-based compensation for further information on these awards. The cost of these equity-based awards is equal to the fair value of the award at the date of grant, and compensation expense is recognized for those awards earned over the service period. We determined the fair value of the stock option awards using the Black-Scholes option pricing model using the following weighted average assumptions: weighted average expected volatility of 30%; weighted average expected term of 3.7 years; expected dividend yield of 0%; and risk-free interest rate ranging from 4.52% to 4.59%, with a weighted average of 4.55%. We use the volatility of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions. We have utilized the simplified method outlined in SEC Staff Bulletin No. 107 to estimate expected lives of options granted during the period.

Prior to spin off on September 5, 2006, Sara Lee restricted stock units, or “RSUs,” and stock options were issued to our employees in exchange for employee services. See Note 3 to the Combined and Consolidated Financial Statements regarding stock-based compensation for further information on these awards. The cost of RSUs and other equity-based awards is equal to the fair value of the award at the date of grant, and compensation expense is recognized for those awards earned over the service period. Certain of the Sara Lee RSUs vest based upon the employee achieving certain defined performance measures. During the service periods prior to spin off on September 5, 2006, management estimated the number of awards that will meet the defined performance measures. With regard to stock options, at the date of grant, we determined the fair value of the award using the Black-Scholes option pricing formula. Management estimated the period of time the employee will hold the option prior to exercise and the expected volatility of Sara Lee’s stock, each of which impacts the fair value of the stock options.

Defined Benefit Pension and Postretirement Healthcare and Life Insurance Plans

For a discussion of our net periodic benefit cost, plan obligations, plan assets, and how we measure the amount of these costs, see Notes 15 and 16 titled “Defined Benefit Pension Plans” and “Postretirement Healthcare and Life Insurance Plans,” respectively, to our Combined and Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board, or “FASB,” issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which we adopted as of and for the six months ended December 30, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year end, effective for fiscal years ending after December 15, 2008. The impact of adopting the funded status provisions of SFAS 158 was an increase in assets of $1.4 million, an increase in liabilities of $25.7 million and a pretax increase in the accumulated other comprehensive loss of $31.8 million.

Prior to the spin off on September 5, 2006, certain eligible employees of our company participated in the defined benefit pension plans and the postretirement healthcare and life insurance plans of Sara Lee. In connection with the spin off on September 5, 2006, we assumed $299 million in obligations under the Sara Lee sponsored pension and postretirement plans and the Sara Lee Corporation Supplemental Executive Retirement Plan that related to our current and former employees. The amount of the net liability actually assumed was evaluated in a manner specified by ERISA and will be finalized and certified by plan actuaries several months after the completion of the spin off. Benefits under the pension and postretirement benefit plans are generally based on age at retirement and years of service and for some plans, benefits are also based on the employee’s annual earnings. The net periodic cost of the pension and postretirement plans is determined using the projections and actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). The net periodic pension and postretirement income or expense is recognized in the year incurred. Gains and losses, which occur when actual experience differs from actuarial assumptions, are amortized over the average future service period of employees.

The following assumptions were used to calculate the pension costs and obligations of the plans in which we participated prior to the spin off and the assumptions used subsequent to the spin off as a stand alone company.

	December 30,		July 1,		July 2,	July 3,
	2006		2006		2005	2004

Net periodic benefit cost:
Discount rate	5.77%		5.60%		5.50%	5.50%
Long-term rate of return on plan assets	7.57%		7.76%		7.83%	7.75%
Rate of compensation increase	3.60	%(1)	4.00	%(1)	4.50%	5.87%
Plan obligations:
Discount rate	5.77%		5.80%		5.60%	5.50%
Rate of compensation increase	3.60	%(1)	4.00	%(1)	4.00%	4.50%

(1)	The compensation increase assumption applies to the Canadian plans and portions of the Hanesbrands nonqualified retirement plans, as benefits under these plans are not frozen at December 30, 2006 and July 1, 2006.

Subsequent to the spin off on September 5, 2006, the Company’s policies regarding the establishment of pension assumptions are as follows:

•	In determining the discount rate, we utilized the Citigroup Pension Discount Curve (rounded to the nearest 10 basis points) in order to determine a unique interest rate for each plan and match the expected cash flows for each plan.

•	Salary increase assumptions were based on historical experience and anticipated future management actions.

•	In determining the long-term rate of return on plan assets we applied a proportionally weighted blend between assuming the historical long-term compound growth rate of the plan portfolio would predict the future returns of similar investments, and the utilization of forward looking assumptions. The calculated long term rate of return is reduced by a 1.00% expense load.

•	Retirement rates were based primarily on actual experience while standard actuarial tables were used to estimate mortality.

Prior to the spin off on September 5, 2006, Sara Lee’s policies regarding the establishment of pension assumptions and allocating the cost of participation in its company wide plans during the periods presented were as follows:

•	In determining the discount rate, Sara Lee utilized the yield on high-quality fixed-income investments that have a AA bond rating and match the average duration of the pension obligations.

•	Salary increase assumptions were based on historical experience and anticipated future management actions.

•	In determining the long-term rate of return on plan assets Sara Lee assumed that the historical long-term compound growth rate of equity and fixed income securities would predict the future returns of similar investments in the plan portfolio. Investment management and other fees paid out of plan assets were factored into the determination of asset return assumptions.

•	Retirement rates were based primarily on actual experience while standard actuarial tables were used to estimate mortality.

•	Prior to the spin off on September 5, 2006, operating units that participated in one of Sara Lee’s company-wide defined benefit pension plans were allocated a portion of the total annual cost of the plan. Consulting actuaries determined the allocated cost by determining the service cost associated with the employees of each operating unit. Other elements of the net periodic benefit cost (interest on the projected benefit obligation, the estimated return on plan assets, and the amortization of deferred losses and prior service cost) were allocated based upon the projected benefit obligation associated with the current and former employees of the reporting entity as a percentage of the projected benefit obligation of the entire defined benefit plan.

Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, or “FIN No. 48.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we will adopt FIN No. 48 in 2007. Since we are not liable for income taxes related to taxable periods prior to September 5, 2006, we believe the impact of this interpretation is mitigated; however our evaluation is not complete.

Fair Value Measurements

The FASB has issued SFAS 157, Fair Value Measurements, or “SFAS 157,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS 157 on our results of operations and financial position.

Pension and Other Postretirement Benefits

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R), or “SFAS 158.” SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status, or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive loss and as a separate component of stockholders’ equity. We adopted the provision to recognize the funded status of a benefit plan and the disclosure requirements during the six months ended December 30, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices. Our risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations. Prior to the spin off on September 5, 2006, Sara Lee maintained risk management control systems on our behalf to monitor the foreign exchange, interest rate and commodities risks and Sara Lee’s offsetting hedge position.

Foreign Exchange Risk

We sell the majority of our products in transactions in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. Our exposure to foreign exchange rates exists primarily with respect to the Canadian dollar, Mexican peso and Japanese yen against the U.S. dollar. We use foreign exchange forward and option contracts to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward and option contracts. In conjunction with the spin off, all foreign currency hedge contracts were terminated and all gains and losses on these contracts were realized at the time of termination.

Interest Rates

Prior to the spin off on September 5, 2006, our interest rate exposure primarily related to intercompany loans or other amounts due to or from Sara Lee, cash balances (positive or negative) in foreign cash pool accounts which we have maintained with Sara Lee in the past and cash held in short-term investment accounts outside of the United States. We have not historically used financial instruments to address our exposure to interest rate movements.

Various notes receivable and notes payable between us and Sara Lee are reflected on the Combined and Consolidated Balance Sheets. These notes receivable and payable were capitalized by the parties in connection with the spin off that occurred on September 5, 2006. In connection with the spin off, we incurred (i) $1.65 billion of indebtedness funded under the Senior Secured Credit Facility, which includes the additional

$500.0 million Revolving Loan Facility which was undrawn at the closing of the spin off and (ii) $450.0 million of indebtedness under the Second Lien Credit Facility. We also incurred $500.0 million of indebtedness under the Bridge Loan Facility, which we repaid with the proceeds of the offering of the Floating Rate Senior Notes. Each of these credit facilities bears interests as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities and Notes Payable,” and there can be no assurance that we will be able to refinance this indebtedness at the same or better rates upon maturity. We paid $2.4 billion of the proceeds of this debt to Sara Lee and used the remainder to pay debt issuance costs and for working capital.

We are required under the Senior Secured Credit Facility and the Second Lien Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. During the six months ended December 30, 2006, we entered into various hedging arrangements whereby we capped the interest payable on $1 billion of our floating rate debt at 5.75%. We also entered into interest rate swaps tied to the 3-month LIBOR rate whereby we fixed the interest payable on an aggregate of $500 million of our floating rate debt at a blended rate of approximately 5.16%. Approximately 60% of our total debt outstanding at December 30, 2006 is at a fixed or capped rate. After giving effect to these arrangements, a 25-basis point movement in the annual interest rate charged on the outstanding debt balances as of December 30, 2006 would result in a change in annual interest expense of $5 million.

Commodities

Cotton is the primary raw material we use to manufacture many of our products. In addition, fluctuations in crude oil or petroleum prices may influence the prices of other raw materials we use to manufacture our products, such as chemicals, dyestuffs, polyester yarn and foam. We generally purchase our raw materials at market prices. In fiscal 2006, we started to use commodity financial instruments to hedge the price of cotton, for which there is a high correlation between costs and the financial instrument. We generally do not use commodity financial instruments to hedge other raw material commodity prices. At December 30, 2006, the potential change in fair value of cotton commodity derivative instruments, assuming a 10% adverse change in the underlying commodity price, was $4.2 million.

Item 8.	Financial Statements and Supplementary Data

Our financial statements required by this item are contained on pages F-1 through F-59 of this Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The chart below lists our directors and executive officers and is followed by biographic information about them. No family relationship exists between any director or executive officer.

Name	Age	Positions

Lee A. Chaden	64	Executive Chairman and Director
Richard A. Noll	49	Chief Executive Officer and Director
E. Lee Wyatt Jr.	54	Executive Vice President, Chief Financial Officer
Gerald W. Evans Jr.	47	Executive Vice President, Chief Supply Chain Officer
Michael Flatow	57	Executive Vice President, General Manager, Wholesale Americas
Kevin D. Hall	48	Executive Vice President, Chief Marketing Officer
Joia M. Johnson	46	Executive Vice President, General Counsel and Corporate Secretary
Joan P. McReynolds	56	Executive Vice President, Chief Customer Officer
Kevin W. Oliver	49	Executive Vice President, Human Resources
Harry A. Cockrell(2)(3)	56	Director
Charles W. Coker(2)(3)	73	Director
Bobby J. Griffin(1)	58	Director
James C. Johnson(2)(3)	54	Director
Jessica T. Mathews	60	Director
J. Patrick Mulcahy(1)	63	Director
Alice M. Peterson(1)	54	Director
Andrew J. Schindler(2)(3)	62	Director

(1)	Member of the Audit Committee

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

Kevin D. Hall has served as our Executive Vice President, Chief Marketing Officer since June 2006. From June 2005 until June 2006, Mr. Hall served on the advisory board of, and was a consultant to, Affinova, Inc., a marketing research and strategy firm. From August 2001 until June 2005, Mr. Hall served as Senior Vice President of Marketing for Fidelity Investments Tax-Exempt Retirement Services Company, a provider of 401(k), 403(b) and other defined contribution retirement plans and services. From June 1985 to August 2001, Mr. Hall served in various marketing positions with The Procter & Gamble Company, most recently as general manager of the Vidal Sassoon business worldwide.

Joia M. Johnson has served as our Executive Vice President, General Counsel and Corporate Secretary since January 2007. From May 2000 until January 2007, Ms. Johnson served as Executive Vice President, General Counsel and Secretary of RARE Hospitality International, Inc., or “RARE Hospitality,” an owner, operator and franchisor of restaurants, including LongHorn Steakhouse, The Capital Grille restaurants and Bugaboo Creek Steak House. From July 1999 until May 2000, she served as Vice President, General Counsel and Secretary of RARE Hospitality, and served as its Vice President and General Counsel from May 1999 until July 1999. From January 1989 until May 1999, Ms. Johnson served as Vice President, General Counsel and Secretary of H.J. Russell & Company, a real estate development, construction and property management firm. For six years during her employment with H.J. Russell & Company, Ms. Johnson served as Corporate Counsel for Concessions International, Inc., an airport food and beverage concessionaire and affiliate of H.J. Russell & Company.

Joan P. McReynolds has served our Executive Vice President, Chief Customer Officer since the completion of the spin off in September 2006. From August 2004 until the completion of the spin off, Ms. McReynolds served as Chief Customer Officer of Sara Lee Branded Apparel. From May 2003 to July 2004, Ms. McReynolds served as Chief Customer Officer for the food, drug and mass channels of customer management for Sara Lee Branded Apparel. Prior to that, Ms. McReynolds served as Vice President of sales for Sara Lee Hosiery from January 1997 to April 2003.

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

Jessica T. Mathews has served as a member of our board of directors since October 2006. She has been serving as president of the Carnegie Endowment for International Peace since 1997. She was a senior fellow at the Council on Foreign Relations from 1993 to 1997, and in 1993 also served as deputy to the Undersecretary of State for Global Affairs. From 1982 to 1993, she was founding vice president and director of research of the World Resources Institute, a center for policy research on environmental and natural-resource management issues. She served on the editorial board of the Washington Post from 1980 to 1982. Ms. Mathews is a member of the Council on Foreign Relations and the Trilateral Commission.

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

Alice M. Peterson has served as a member of our board of directors since August 2006. Ms. Peterson is President of Syrus Global, a provider of ethics and compliance solutions. Ms. Peterson served as a director of TBC Corporation, a marketer of private branded replacement tires, from July 2005 to November 2005, when it was acquired by Sumitomo Corporation of America. From 1998 to August 2004, she served as a director of Fleming Companies. From December 2000 to December 2001, Ms. Peterson served as president and general manager of RIM Finance, LLC, a wholly owned subsidiary of Research In Motion, Ltd., the maker of the

BlackBerrytm handheld device. She previously served in executive positions at Sears, Kraft Foods Inc. and Pepisco, Inc. Ms. Peterson is a director of the general partner of Williams Partners L.P.

Andrew J. Schindler has served as a member of our board of directors since the completion of the spin off in September 2006. From 1974 to 2005, Mr. Schindler served in various management positions with R.J. Reynolds Tobacco Holdings, Inc., including Chairman of Reynolds America Inc. from December 2004 to December 2005 and Chairman and Chief Executive Officer from 1999 to 2004. Mr. Schindler currently serves on the board of directors of Arvin Meritor, Inc. and Krispy Kreme Doughnuts, Inc.

Corporate Governance

Board of Directors

Our board of directors has ten members. Two of the members are also employees of our company: Mr. Chaden is our Executive Chairman and Mr. Noll is our Chief Executive Officer. The other eight of the members are non-employee directors. The non-employee directors are expected to meet regularly without any employee directors or other Hanesbrands employees present. Prior to the spin off, our board of directors consisted of Mr. Chaden, Mr. Noll and two representatives of Sara Lee. Our board of directors met three times during the six months ended December 30, 2006.

Commencing with the first annual meeting of stockholders, our directors will be elected at the annual meeting of stockholders and will serve until our next annual meeting of stockholders. Our board of directors maintains three standing committees that are comprised entirely of independent directors: the Audit Committee, the Compensation and Benefits Committee and the Governance and Nominating Committee.

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

Audit Committee

The Audit Committee, which has been established in accordance with section 3(a)(58)(A) of the Exchange Act, currently is comprised of Mr. Griffin, Mr. Mulcahy and Ms. Peterson; Ms. Peterson is its chair. Each of the members of our Audit Committee is financially literate, as required under applicable New York Stock Exchange listing standards. In addition, the board of directors has determined that each of Ms. Peterson and Mr. Mulcahy possesses the experience and qualifications required of an “audit committee financial expert” as defined by the SEC, and is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Audit Committee is responsible for oversight on matters relating to corporate accounting and financial matters and our financial reporting and disclosure practices. In addition, the Audit Committee is responsible for reviewing our audited financial statements with management and the independent registered public accounting firm, recommending whether our audited financial statements should be included in our Form 10-K and preparing a report to stockholders to be included in our annual proxy statement.

The Audit Committee operates under a written charter adopted by the board of directors, which sets forth the responsibilities and powers delegated by the board to the Audit Committee. A copy of the Audit Committee charter is available in the “Investors” section of our website, www.hanesbrands.com.

Compensation and Benefits Committee

The Compensation and Benefits Committee currently is comprised of Mr. Cockrell, Mr. Coker, Mr. Johnson and Mr. Schindler; Mr. Coker is its chair. The responsibilities of the Compensation and Benefits Committee include establishing and overseeing overall compensation programs and salaries for key executives, evaluating the performance of key executives including the Chief Executive Officer and also reviewing and approving their salaries and approving and overseeing the administration of our incentive plans. The Compensation and Benefits Committee is also responsible for reviewing and approving employee benefit plans applicable to our key executives, recommending whether our compensation discussion and analysis should be included in our Form 10-K and annually preparing a report to stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of these securities with the SEC. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the forms furnished to us during or with respect to the six months ended December 30, 2006, all of our directors and officers subject to the reporting requirements and each beneficial owner of more than ten percent of our common stock satisfied all applicable filing requirements under Section 16(a).

Code of Ethics

A copy of our Global Business Standards, which serves as our code of ethics, is available in the “Investors” section of our website. Our Global Business Standards apply to all directors and employees of our company and its subsidiaries. Any waiver of applicable requirements in the Global Business Standards that is granted to any of our directors, to our principal executive officer, to any of our senior financial officers (including our principal financial officer, principal accounting officer or controller) or to any other person who is an executive officer of Hanesbrands requires the approval of the Audit Committee and waivers will be disclosed on our website, www.hanesbrands.com in the “Investors” section, or in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis section is intended to provide information about our compensation objectives and policies for our principal executive officer, our principal financial officer and our three other most highly compensated executive officers (we refer to these officers as our “named executive officers”) that will place in context the information contained in the tables that follow this discussion. This section is organized as follows:

•	Introduction. This section provides a brief introduction to our Compensation and Benefits Committee and our compensation consultant and information about the participation of our executives in establishing compensation.

•	Objectives of Our Compensation Program. In this section, we describe our compensation philosophy, the benchmarking activities we have undertaken and information about our standard compensation policies.

•	Elements of Compensation. This section includes a description of the types of compensation payable to our executive officers both while they are employed by our company and on a post-termination basis, why we have chosen to pay each of these types of compensation and how we determine the specific amounts of compensation payable to our executive officers.

•	Share Ownership and Retention Guidelines. This section includes a description of the share ownership and retention guidelines applicable to our named executive officers.

•	Impact of Regulatory Requirements. This section discusses the impact of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the “Internal Revenue Code,” and various other regulatory requirements that impact decisions regarding our executive compensation.

Introduction

We were a wholly-owned subsidiary of Sara Lee until September 5, 2006, the date of our spin off from Sara Lee. Prior to the spin off, our executive officers were employees of Sara Lee and their compensation was determined by the Compensation and Benefits Committee of the board of directors of Sara Lee, or the “Sara Lee Compensation Committee.” In connection with the spin off, our board of directors formed a Compensation and Benefits Committee, which currently is comprised of Mr. Cockrell, Mr. Coker, Mr. Johnson and Mr. Schindler, with Mr. Coker serving as its chair. Our board of directors determined that each of these directors is a non-employee director within the meaning of Section 16 of the Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code and an independent director under applicable New York Stock Exchange listing standards.

The Compensation and Benefits Committee has the authority to retain an outside independent executive compensation consultant to assist in the evaluation of executive officer compensation and in order to ensure the objectivity and appropriateness of the actions of the Compensation and Benefits Committee. The Compensation and Benefits Committee has the sole authority to retain, at our expense, and terminate any such consultant, including sole authority to approve such consultant’s fees and other retention terms. Our compensation consultant, Frederic W. Cook & Co., assists in the development of compensation programs for our executive officers and our non-employee directors by providing relevant market trend data, regulatory oversight and corporate governance guidance. As part of the Cook firm’s engagement, our management also has access to its services in developing information to assist the Compensation and Benefits Committee in fulfilling its responsibilities.

At the direction of the Compensation and Benefits Committee, our management has worked with the Cook firm to develop information about the compensation of our executive officers for the Compensation and Benefits Committee to use in making decisions about executive compensation. Members of management and a representative of the Cook firm have attended all meetings of the Compensation and Benefits Committee during the six months ended December 30, 2006. However, all decisions regarding compensation of executive officers are made solely by the Compensation and Benefits Committee. Executive sessions of the Compensation and Benefits Committee were not attended by any members of management or by any representative of the Cook firm.

Objectives of our Compensation Programs

We are committed to providing market competitive total compensation packages in order to attract and motivate talented employees. We believe in pay for performance and, as described below, we link performance to pay throughout our organization in order to create the appropriate level of incentives. We actively manage our compensation structures and levels to adapt to changes in the marketplace and the continuing evolution of our company.

Our company’s goal is to create a sustainable competitive advantage by achieving higher productivity and lower costs than our competitors. Our compensation objectives at all compensation levels are designed to support this goal by:

•	strategically choosing favorable locations and labor markets;

•	linking pay to performance to create incentives to perform;

•	ensuring compensation levels and components are actively managed according to the supply and demand of relevant markets; and

•	using equity compensation to align employees’ long-term interests with those of the stockholders.

In order to accomplish these goals, we use the following operating principles:

•	adherence to the highest legal and ethical standards;

•	simplicity in design, structure and process;

•	transparency and clarity in communicating our compensation programs; and

•	flexibility in design, process and approach.

The Development of Competitive Compensation Packages

As noted above, one objective of our compensation program is to attract and motivate highly qualified and talented employees through compensation packages that are appropriately competitive with compensation packages offered by other companies in the apparel and consumer products industries. To determine what constitutes a “competitive” compensation package, the Compensation and Benefits Committee generally targets total compensation, cash compensation and long-term incentive compensation, as well as the allocation among those elements of compensation, for named executive officers at benchmarks determined by median market rates of selected comparable companies. For these purposes, the Compensation and Benefits Committee determines “market” rates by considering two sources: Peer Benchmark Companies and Validation Benchmark Companies, which we refer to collectively as the “Benchmark Companies.”

Peer Benchmark Companies. With the assistance of the Cook firm, we have selected eight apparel companies as our primary benchmarks, which we refer to collectively as the “Peer Benchmark Companies:”

VF Corp., Jones Apparel Group Inc., Liz Claiborne Inc., Quiksilver Inc., Phillips-Van Heusen Corp., Kellwood Inc., Warnaco Group Inc. and Carter’s Inc. The Peer Benchmark Companies were selected consistent with best practices based on industry classification and revenue size.

Validation Benchmark Companies. Because we identified a limited number of apparel companies we believed to be appropriate as Peer Benchmark Companies, we selected for purposes of validation an additional 12 companies with revenue sizes similar to ours from the consumer durables and apparel, food and beverage and household and personal product groups, which we refer to collectively as the “Validation Benchmark Companies:” Fortune Brands Inc., Black & Decker Corp., Newell Rubbermaid Inc., Brunswick Corp., Hormel Foods Corp., Mattel Inc., Hershey Co., Clorox Co., Jarden Corp., Stanley Works, Hasbro Inc. and Del Monte Foods Inc.

To illustrate our use of benchmarks, consider our equity compensation policies. In making decisions regarding our equity compensation policies, we consider “potential dilution” (the number of shares used and available for equity incentives as a percentage of fully diluted shares outstanding). We selected a number of shares to be made available for issuance under Hanesbrands Inc. Omnibus Incentive Plan of 2006, or the “Omnibus Incentive Plan,” to result in potential dilution consistent with the median for the Benchmark Companies.

In addition to using benchmark data when making equity grants, we also use this data when determining base salary levels as discussed below.

Linking Compensation to Performance

Our compensation program also seeks to link the compensation we pay to our named executive officers to their performance. We pursue this goal primarily through two elements of our compensation package: equity compensation and non-equity based compensation. Consistent with our operating policy of linking compensation to performance, we generally provide only limited perquisites to our named executive officers. In this respect, we have eliminated or reduced many of the perquisites and similar benefits that had been available to our executive officers prior to the spin off. For example, we no longer pay country club fees or provide financial advisory services. As another example, our executives at the level of vice president and above were previously provided with a company automobile for their use, with most of the cost associated with the automobile being paid by us. We have recently reduced the benefits under this program by providing an automobile allowance program rather than an automobile. The automobile allowance program consists of a payment to our executives of an amount equal to 4% of their base salary. We believe that these actions further reinforce a linkage between compensation and performance.

Aligning the Interests of our Named Executive Officers with Stockholders

Our compensation program also seeks to align the interests of our named executive officers with those of our stockholders, which we accomplish through the equity compensation element of our compensation package. We have a policy pursuant to which a greater portion of the compensation paid to our named executive officers is comprised of long-term incentive compensation as compared to our other executives. To align the interests of our named executive officers with the long-term interests of our stockholders, we pay named executive officers a mix of stock options and restricted stock units that vest over time.

In addition to the equity compensation element of our compensation package, we will in 2007 have an annual incentive program with payouts tied to the achievement of key financial and operating metrics. Finally, to further align the interests of employees with the interests of our stockholders and strengthen the link between amounts earned and our company’s performance, under the Omnibus Incentive Plan the Compensation and Benefits Committee may make retroactive adjustments to, and the executive officer would be required to reimburse us for, any cash or equity based incentive compensation paid to the executive officer where such compensation was predicated upon achieving certain financial results that were substantially the subject of a restatement, and as a result of the restatement it is determined that the executive officer otherwise would not have been paid such compensation, regardless of whether or not the restatement resulted from the executive officer’s misconduct.

Elements of Compensation

The Compensation and Benefits Committee has undertaken a comprehensive review of the compensation arrangements for executive officers that were put in place prior to the spin off. Although the Compensation and Benefits Committee has made some minor changes to the arrangements that were in existence at the time of the spin off, no significant changes have been made to such arrangements. The compensation of our executives is comprised of the following components:

Base Salary

The base salaries for our named executive officers were determined based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at the Benchmark Companies. Base salaries will be reviewed annually, and adjusted from time to time to reflect individual responsibilities, performance and experience, as well as market compensation levels.

As discussed below, in January 2007, the Compensation and Benefits Committee, following a review of total compensation opportunities for Hanesbrands’ executive officers and a comparison of such opportunities to those available to executive officers of the companies in Hanesbrands’ benchmarking group, determined to increase the equity compensation component of the total compensation opportunity of Richard A. Noll, our Chief Executive Officer. The annual base salaries of Hanesbrands’ executive officers remain unchanged, except that Joan P. McReynolds annual base salary was increased from $275,000 to $300,000 and Joia M. Johnson’s base salary was set at $330,000.

Annual Bonus

Bonus compensation pursuant to the Hanesbrands Inc. Performance Based Annual Incentive Plan, or the “AIP,” is designed to incent performance based on objective performance measures. Bonus opportunities exist at a target level, which for 2007 ranges from 85% to 150% of salary for our executive officers (including our named executive officers), and a maximum level, which for 2007 ranges from 128% to 225% of salary for these officers. Annual targets under the AIP are linked to our long-term financial targets. These targets are balanced with shorter term key performance indicators that are expected to change from year to year.

For 2007, the components that will be used to determine bonus amounts under the AIP are net operating profit after taxes, sales growth and key performance indicators. For each participant in the AIP, including the named executive officers, each of these three components is weighted from 0% to 80%. For example, if sales growth is assigned a weight of 20% for a named executive officer or other employee eligible to participate in the AIP, that employee will be eligible to receive 20% of their target bonus if sales increase by 2% over sales for the twelve months ended December 30, 2006, and will be eligible to receive 20% of their maximum bonus if sales increase by 4% over such prior period sales. We define net operating profit after taxes as operating profit, excluding certain actions, multiplied by one minus our tax rate for the period. We disclose our operating profit, excluding actions when we release our earnings information for completed fiscal periods. For the six months ended December 30, 2006, net operating profit after taxes excluded plant closings, spin off and related charges included in selling, general and administrative expenses and gain on curtailment of postretirement benefits. Key performance indicators for 2007 are workforce diversity, product quality, customer service and inventory management.

For the six months ended December 30, 2006, the Compensation and Benefits Committee determined to pay bonuses pursuant to the AIP at 97% of the target level established for an employee pursuant to the AIP, which target levels for our executive officers ranged from 85% to 150%. The Compensation and Benefits Committee made this determination based on the fact that the change in our fiscal year end to the Saturday closest to December 31 would create a transition period beginning on July 2, 2006 and ending on December 30, 2006, during which our company would be independent from Sara Lee for less than four months. In making this determination, the Compensation and Benefits Committee considered that payment of bonuses at 97% of target levels results in bonus payments that are consistent with the bonuses paid during the preceding four years.

Long-Term Incentive Program

The Omnibus Incentive Plan permits the issuance of long-term incentive awards to our employees, non-employee directors and employees of our subsidiaries to promote the interests of our company and our stockholders. The Omnibus Incentive Plan is designed to promote these interests by providing such employees and eligible non-employee directors with a proprietary interest in pursuing the long-term growth, profitability and financial success of our company. Awards under the Omnibus Incentive Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash. During the six months ended December 30, 2006, the only types of grants awarded to our executive officers were stock options and restricted stock units. We believe that awards of this type are consistent with the types of awards made by the Benchmark Companies. The awards made pursuant to the Omnibus Incentive Plan during the six months ended December 30, 2006 are discussed below under “Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table.”

Awards under the Omnibus Incentive Plan may be made subject to the attainment of performance goals relating to one or more business criteria within the meaning of Section 162(m) of the Internal Revenue Code, including, but not limited to, revenue; revenue growth; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; earnings per share; operating income; pre-or after-tax income; net operating profit after taxes; ratio of operating earnings to capital spending; cash flow (before or after dividends); cash flow per share (before or after dividends); net earnings; net sales; sales growth; share price performance; return on assets or net assets; return on equity; return on capital (including return on total capital or return on invested capital); cash flow return on investment; total stockholder return; improvement in or attainment of expense levels; and improvement in or attainment of working capital levels. Any performance criteria selected by the Compensation and Benefits Committee may be used to measure our performance as a whole or the performance of any of our business units and may be measured relative to a peer group or index. No awards to date under the Omnibus Incentive Plan have been performance based.

In January 2007, the Compensation and Benefits Committee determined that annual equity grants to our executive officers and other employees eligible to receive equity awards under the Omnibus Incentive Plan should be awarded on the second trading day following the day on which we release our earnings information for the prior fiscal year. Equity awards to executive officers and other employees are generally approved as a dollar amount, which on the grant date is converted into restricted stock units and, in the case of certain executive officers, options, in each case using the closing price of our common stock on the date of grant to determine the number of restricted stock units and options. The Compensation and Benefits Committee believes that granting awards following the release of earnings allows sufficient time for the market to absorb the impact of earnings information before the trading price of our common stock is used to determine the number of restricted stock units and options that will be awarded, as well as the exercise price of any options awarded.

In January 2007, the Compensation and Benefits Committee, following a review of total compensation opportunities for Hanesbrands’ executive officers and a comparison of such opportunities to those available to executive officers of the companies in Hanesbrands’ benchmarking group, determined to increase the equity compensation component of the total compensation opportunity of Richard A. Noll, our Chief Executive Officer. Commencing in 2007, Mr. Noll will be awarded restricted stock units and stock options pursuant to the Omnibus Incentive Plan with an aggregate value equal to 575% of his annual base salary. Mr. Noll previously received equity compensation with a value equal to 300% of his annual base salary. Based on the benchmarking, the Committee did not increase the equity compensation component of the total compensation opportunities of our other executive officers, which remain as the following percentages of such executive officers’ annual base salaries: 225%, for Lee A. Chaden; 200%, for each of E. Lee Wyatt Jr., Gerald W. Evans Jr., and Michael Flatow; and 150%, for each of Kevin D. Hall, Joia M. Johnson, Joan P. McReynolds and Kevin W. Oliver.

Allocation of Compensation Elements

In determining the total compensation opportunities for our executive officers, we consider the total compensation opportunities available to executive officers at the Benchmark Companies. Once we have determined total compensation opportunity levels, we then determine the portions of such compensation that should be represented by base salary, annual bonus and long-term compensation. After reviewing information about the allocation among the elements of compensation at the Benchmark Companies, the Compensation and Benefits Committee approves an allocation among these elements for our executives which is intended to further the objectives of our compensation policy. For our named executed officers, the percentage of total compensation opportunity represented by these elements ranges from 30% base salary, 25% annual bonus and 45% long-term equity incentive compensation to, in the case of our Chief Executive Officer, 18% base salary, 27% annual bonus and 55% long-term equity incentive compensation.

Other Compensation

Our executive officers are eligible to participate in certain employee benefits plans and arrangements offered by our company. These include the Hanesbrands Inc. Supplemental Employee Retirement Plan, or the “SERP,” the Hanesbrands Inc. Retirement Savings Plan, or the “401(k) Plan,” the Hanesbrands Inc. Executive Deferred Compensation Plan, or the “Executive Deferred Compensation Plan,” the Hanesbrands Inc. Executive Life Insurance Program, the Hanesbrands Inc. Executive Disability Program and the Hanesbrands Inc. Employee Stock Purchase Plan of 2006, or the “ESPP.”

In addition to these plans, the Hanesbrands Inc. Pension and Retirement Plan, or the “Pension Plan,” is a defined benefit pension plan under which benefits have been frozen since December 31, 2005, intended to be qualified under Section 401(a) of the Internal Revenue Code, that provides the benefits that had accrued for any of our employees, including our executive officers, under the Sara Lee Corporation Consolidated Pension and Retirement Plan as of December 31, 2005. Because the Pension Plan is frozen, no additional employees will become eligible to participate in the Pension Plan, and existing participants in the Pension Plan will not accrue any additional benefits after December 31, 2005. The Pension Plan and the SERP are described below under “Post-Termination Compensation.”

The 401(k) Plan. Under the 401(k) Plan, our executive officers and generally all full-time domestic exempt and non-exempt salaried employees may contribute a portion of their compensation to the plan on a pre-tax basis and receive a matching employer contribution of up to a possible maximum of 4% of their eligible compensation. In addition, exempt and non-exempt salaried employees are eligible to receive an employer contribution of up to an additional 4% of their eligible compensation. Finally, employees who are exempt or non-exempt salaried employees and who, on January 1, 2006, had attained age 50 and completed 10 years of service with Sara Lee are eligible to receive a non-matching employer contribution of 10% of their eligible compensation if they are not eligible for the transitional credits provided in the SERP that are described below and if they were employed by us on December 31, 2006. None of our named executive officers will receive this 10% contribution, because with the exception of Mr. Wyatt they were eligible for the transitional credits. Mr. Wyatt was not eligible for either the transitional credits or the 10% contribution as he did not meet the length of service requirements.

The Executive Deferred Compensation Plan. Under the Executive Deferred Compensation Plan, a group of approximately 250 executives at the director level and above, including our executive officers, may defer receipt of cash and equity compensation. The amount of compensation that may be deferred is determined in accordance with the Executive Deferred Compensation Plan based on elections by such participant. At the election of the executive, amounts deferred under the Executive Deferred Compensation Plan will earn a return equivalent to the return on an investment in an interest-bearing account earning interest based on the Federal Reserve’s published rate for five year constant maturity Treasury notes at the beginning of the calendar year, which will be 4.68% for 2007, or be invested in a stock equivalent account and earn a return based on our stock price. Prior to January 1, 2007, the interest rate payable with respect to funds invested in the interest account was 4.775%. The amount payable to participants will be payable either on the withdrawal date elected by the participant or upon the occurrence of certain events as provided under the Executive Deferred Compensation Plan. A participant may designate one or more beneficiaries to receive any portion of the obligations payable in the event of death, however neither participants nor their beneficiaries may transfer any right or interest in the Executive Deferred Compensation Plan.

The Hanesbrands Inc. Executive Life Insurance Program. The Hanesbrands Inc. Executive Life Insurance Program provides life insurance coverage during active employment for certain of our executives at the level of vice president and above, including our executive officers, in an amount equal to three times their annual base salary. We also offer continuing coverage following retirement equal to such executive officer’s annual base salary immediately prior to retirement.

The Hanesbrands Inc. Executive Disability Program. The Hanesbrands Inc. Executive Disability Program provides disability coverage for a group of approximately 110 employees at the level of vice president and above, including our executive officers. If an executive officer becomes totally disabled, the program will provide a monthly disability benefit equal to 1/12 of the sum of (i) 75% of the executive officer’s annual base salary up to an amount not in excess of $500,000, and (ii) 50% of the three-year average of the executive officer’s annual short-term incentive bonus up to an amount not in excess of $250,000. The maximum monthly disability benefit is $41,667 and is reduced by any disability benefits that an executive officer is entitled to receive under Social Security, workers’ compensation, a state compulsory disability law or another plan of Hanesbrands providing benefits for disability.

The ESPP. We intend to implement the ESPP in 2007. The purpose of the ESPP is to provide an opportunity for eligible employees and eligible employees of designated subsidiaries to purchase a limited number of shares of our common stock at a discount through voluntary automatic payroll deductions. The ESPP is designed to attract, retain, and reward our employees and to strengthen the mutuality of interest between our employees and our stockholders. Our board of directors may at any time amend, suspend or discontinue the ESPP, subject to any stockholder approval needed to comply with the requirements of the SEC, the Internal Revenue Code and the rules of the New York Stock Exchange. The aggregate number of shares of our common stock that may be issued under the ESPP will not exceed 2,442,000 shares (subject to mandatory adjustment in the event of a stock split, stock dividend, recapitalization, reorganization or similar transaction). The maximum amount eligible for purchase of shares through the ESPP by any employee in any year will be $25,000. An employee may contribute from his or her cash earnings through payroll deductions during an offering period and the accumulated deductions will be applied to the purchase of shares on the first day of the next following offering period. The ESPP will provide for consecutive offering periods of three months each on a schedule determined by the Compensation and Benefits Committee. The purchase price per share will be at least 85% of the fair market value of our shares immediately after the end of each offering period in which an employee participates in the plan.

Perquisites. As discussed above, we have limited the perquisites offered to our executive officers. In this respect, we have eliminated or reduced many of the perquisites and similar benefits that had been available to our executive officers prior to the spin off. For example, we no longer pay country club fees or provide financial advisory services. As another example, our executives at the level of vice president and above were previously provided with a company automobile for their use, with most of the cost associated with the automobile being paid by us. We have recently reduced the benefits under this program by providing an automobile allowance program rather than an automobile. The automobile allowance program consists of a payment to our executives of an amount equal to 4% of their base salary. In connection with the transition from our former automobile program, all of our executives who were participating in the former program, including our named executive officers, were offered the one-time opportunity to purchase the automobiles they had been using under that program at the lesser of book value and fair market value. If an executive purchased an automobile for a book value that was less than the fair market value, the difference is reflected in the “Other Compensation” column of the Summary Compensation Table.

Post-Termination Compensation

Our named executive officers are eligible to receive post-termination compensation pursuant to the Pension Plan, our SERP and pursuant to Severance/Change in Control Agreements, or “Severance Agreements.” Each of these arrangements is discussed below.

The Pension Plan. The Pension Plan is a defined benefit pension plan under which benefits have been frozen since December 31, 2005, intended to be qualified under Section 401(a) of the Internal Revenue Code, that provides the benefits that had accrued for any of our employees, including our executive officers, under the Sara Lee Corporation Consolidated Pension and Retirement Plan as of December 31, 2005. Because the Pension Plan is frozen, no additional employees will become eligible to participate in the Pension Plan, and existing participants in the Pension Plan will not accrue any additional benefits after December 31, 2005.

The SERP. The SERP is a nonqualified supplemental retirement plan. Although, as described above, the 401(k) Plan provides for employer contributions to our executive officers at the same percent of their eligible compensation as provided for all employees who participate in the plan, compensation and benefit limitations imposed on the 401(k) Plan by the Internal Revenue Code generally prevent us from making the full employer contributions contemplated by the 401(k) Plan with respect to any employee whose compensation exceeds a threshold set by Internal Revenue Code provisions, which threshold is currently $220,000. Our executive officers are among those employees whose compensation exceeds this threshold. One of the primary purposes of the SERP is to provide to those employees whose compensation exceeds this threshold benefits that would be earned under the 401(k) Plan but for these limitations. The SERP also provides benefits consisting of (i) those supplemental retirement benefits that had been accrued under the Sara Lee Corporation Supplemental Executive Retirement Plan as of December 31, 2005 and (ii) transitional defined contribution credits for one to five years and ranging from 4% to 15% of eligible compensation for certain executives. These transitional credits are being provided to a broad group of executives in connection with our transition from providing both a defined benefit plan (as discussed above, the Pension Plan is frozen) and a defined contribution plan to providing only defined contribution plans, in order to mitigate the negative impact of that transition. The determination of the credits to be provided to an executive was based on the extent to which such executive was negatively impacted by the transition, including their age and years of service as of January 1, 2006.

Severance Agreements. In connection with our spin off from Sara Lee, we entered into Severance Agreements with the following executive officers: Lee A. Chaden, Richard A. Noll, E. Lee Wyatt Jr., Gerald W. Evans Jr., Michael Flatow, Kevin D. Hall, Joan P. McReynolds and Kevin W. Oliver. The Severance Agreements provide our executive officers with severance benefits upon the involuntary termination of their employment. The Severance Agreements also contain change in control benefits for our executive officers to help keep them focused on their work responsibilities during the uncertainty that accompanies a change in control, to provide benefits for a period of time after a change in control transaction and to help us attract and retain key talent. Generally, the agreements provide for severance pay and continuation of certain benefits if the executive officer’s employment is terminated involuntarily (for a reason other than “cause” as defined in the agreement) within two years following a change in control, or within three months prior to a change in control. The definition of “involuntary termination” under the Severance Agreements includes a voluntary termination by the executive officer following a change in control for “good reason.” Compensation that could potentially be paid to our named executive officers pursuant to the Severance Agreements is described below in ‘‘—Potential Payments upon Termination or Change in Control.” Each agreement is effective for an unlimited term, unless we give at least 18 months prior written notice that the agreement will not be renewed. In addition, if a change in control (as defined in the Severance Agreements) occurs during the term of the agreement, the agreement will automatically continue for two years after the end of the month in which the change in control occurs.

Share Ownership and Retention Guidelines

We believe that our executives should have a significant equity interest in Hanesbrands. In order to promote such equity ownership and further align the interests of our executives with our stockholders, we adopted share retention and ownership guidelines for our key executives. The stock ownership requirements vary based upon the executive’s level and range from a minimum of one times the executive’s base salary (two times the executive’s base salary in the case of executive officers) to a maximum of four times the executive’s base salary, in the case of the Chief Executive Officer. The Compensation and Benefits Committee reviewed these guidelines during the six months ended December 30, 2006 and did not effect any changes.

Our key executives have a substantial portion of their incentive compensation paid in the form of our common stock. In addition to shares directly held by a key executive, shares held for such executive in the ESPP, the 401(k) Plan and the Executive Deferred Compensation Plan (including hypothetical share equivalents held in that plan) will be counted for purposes of determining whether the ownership requirements are met. Until the stock ownership guidelines are met, an executive is required to retain 50% of any shares received (on a net after tax basis) under our equity-based compensation plans.

Under our insider trading policy, no director or employee of Hanesbrands is permitted to engage in “short sales” or “sales against the box” or trade in puts, calls or other options on our securities. The purpose of this prohibition is to avoid the appearance that any Hanesbrands director, officer or employee is trading on inside information.

Impact of Regulatory Requirements

The Internal Revenue Code contains a provision that limits the tax deductibility of certain compensation paid to named executive officers. This provision disallows the deductibility of certain compensation in excess of $1.0 million per year unless it is considered performance-based compensation under the Internal Revenue Code. We have adopted policies and practices designed to ensure the maximum tax deduction possible under Section 162(m) of the Internal Revenue Code of our annual bonus payments and stock option awards. However, we may forgo any or all of the tax deduction if we believe it to be in the best long-term interests of our stockholders. Although most compensation paid to our named executive officers for the six months ended December 30, 2006 is expected to be tax deductible, we expect that approximately $60,000 and $560,000 of the compensation payable to Mr. Noll and Mr. Chaden, respectively, will not be deductible.

In making decisions about executive compensation, we also consider the impact of other regulatory provisions, including the provisions of Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation, the “golden parachute” provisions of Section 280G of the Internal Revenue Code. For example, we generally have structured the Severance Agreements to avoid the application of the “golden parachute” provisions of Section 409A of the Internal Revenue Code. In making decisions about executive compensation, we also consider how various elements of compensation will impact our financial results. For example, we consider the impact of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Summary of Compensation

The following table sets forth certain information with respect to compensation for the six months ended December 30, 2006 earned by or paid to our named executive officers. Because the period covered by this Form 10-K is six months, the compensation reflected herein does not reflect the compensation that would have been earned by our named executive officers during a typical fiscal year consisting of 52 or 53 weeks.

Summary Compensation Table

								Change in
								Pension
								Value and
								Nonqualified
				Stock		Option		Deferred
Name and		Salary	Bonus	Awards		Awards		Compensation		All Other	Total
Principal Position	Year	($)(1)	($)(1)	($)(2)		($)(2)		Earnings(3)		Compensation(4)	Compensation

Richard A. Noll	Six months ended	$400,000	$636,203	$508,415		$993,412		$26,477		$464,980	$3,029,488
Chief Executive Officer	December 30, 2006
E. Lee Wyatt Jr	Six months ended	275,000	266,750	603,869		205,187		—		159,046	1,509,852
Executive Vice President, Chief Financial Officer	December 30, 2006
Lee A. Chaden	Six months ended	329,600	479,568	1,241,602	(5)	1,241,603	(5)	—	(6)	430,112	3,722,485
Executive Chairman	December 30, 2006
Gerald W. Evans Jr.	Six months ended	212,500	206,125	170,753		476,961		16,164		178,700	1,261,202
Executive Vice President, Chief Supply Chain Officer	December 30, 2006
Michael Flatow	Six months ended	212,500	206,125	170,753		201,728		42,118		193,508	1,026,732
Executive Vice President, General Manager, Wholesale Americas	December 30, 2006

(1)	Amounts shown include deferrals to the 401(k) Plan and the Executive Deferred Compensation Plan.

(2)	The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in FAS 123R. The assumptions we used in valuing these awards are described in Note 3, “Stock-Based Compensation,” to our Combined and Consolidated Financial Statements included in this Form 10-K.

(3)	Neither the Executive Deferred Compensation Plan nor the SERP provide for “above-market” or preferential earnings as defined in applicable SEC rules. Increases in pension values are determined for the period July 2, 2006 to December 30, 2006; because the defined benefit arrangements are frozen, the values shown in this column represent solely the increase in the actuarial value of pension benefits previously accrued as of December 31, 2005.

(4)	Amounts reported in the “Other Compensation” column include the following:

							Tax Gross
	Personal						Upon
	Use of	Imputed			Contribu-		Personal
	Company	Income on	Imputed	Life	tions to	Contribu-	Use of
	Auto-	Automobile	Reloca-	Insurance	401(k)	tions to	Company	Miscella-
	mobile(A)	Purchase(B)	tion Costs	Premiums(C)	Plan(D)	SERP(E)	Aircraft	neous(F)

Richard A. Noll	$10,592	$31,599	$—	$25,606	$8,800	$383,626	$625	$4,133
E. Lee Wyatt Jr.	11,468	16,113	16,811	33,372	9,133	70,811	—	1,337
Lee A. Chaden	8,101	12,272	—	18,547	8,800	377,509	625	4,258
Gerald W. Evans Jr.	7,228	4,896	—	7,552	10,390	148,278	—	356
Michael Flatow	4,971	8,900	—	6,527	10,379	161,038	—	1,694

(A)	Represents the cost to us of providing a company automobile for the use of the named executive officer, as well as the imputed cost of the executive’s personal use of the automobile.

(B)	Represents the difference between the fair market value and the book value of an automobile purchased by the named executive officer, if the automobile was purchased for a book value that was less than the fair market value. In connection with the transition from our former automobile program, all of our executives who were participating in the former program, including our named executive officers, were offered the one-time opportunity to purchase the automobiles they had been using under that program at the lesser of book value and fair market value.

(C)	Represents the premiums paid by us for an insurance policy on the life of the executive officer.

(D)	Represents our contribution to the 401(k) Plan during the six months ended December 30, 2006. Under the 401(k) Plan, our employees may contribute a portion of their compensation to the plan on a pre-tax basis and receive a matching employer contribution of up to a possible maximum of 4% of their eligible compensation. In addition, exempt and non-exempt salaried employees are eligible to receive an employer contribution of up to an additional 4% of their eligible compensation.

(E)	Represents our contribution to the SERP during the six months ended December 30, 2006. One of the primary purposes of the SERP is to provide to those employees whose compensation exceeds a threshold established by the Internal Revenue Code benefits that would be earned under the 401(k) Plan but for these limitations. The SERP also provides benefits consisting of (i) those supplemental retirement benefits that had been accrued under the Sara Lee Corporation Supplemental Executive Retirement Plan as of December 31, 2005 and (ii) transitional defined contribution credits for one to five years and ranging from 4% to 15% of eligible compensation for certain executives, which transition credits were in the amount of $240,735 for Mr. Noll, $0 for Mr. Wyatt, $257,680 for Mr. Chaden, $99,527 for Mr. Evans and $116,503 for Mr. Flatow during the six months ended December 30, 2006. These transitional credits are being provided to a broad group of executives in connection with our transition from providing both a defined benefit plan and a defined contribution plan to providing only defined contribution plans, in order to mitigate the negative impact of that transition. The credits will be provided for up to five years, and range from 4% to 15% of eligible compensation. The determination of the credits to be provided to an executive was based on the extent to which such executive was negatively impacted by the transition, including their age and years of service as of January 1, 2006.

(F)	Includes financial advisory services (Mr. Noll and Mr. Chaden), personal use of company aircraft (Mr. Noll and Mr. Chaden), reimbursement of commercial airfare for travel by the officer’s spouse (Mr. Wyatt, Mr. Chaden, Mr. Evans, and Mr. Flatow), country club dues (Mr. Chaden and Mr. Flatow) and airline club dues (Mr. Chaden and Mr. Flatow). Although we have eliminated financial advisory services and country club dues as perquisites, Sara Lee offered such services to our executives during the portion of the six months ended December 30, 2006 prior to the spin off on September 5, 2006.

(5)	Because Mr. Chaden is eligible for retirement status, the value of the restricted stock units and stock options awarded to him during the six months ended December 30, 2006 are reported in full (rather than recognized over the vesting period as is the case for other executives).

(6)	The value of the pension benefits previously accrued by Mr. Chaden decreased by $6,173.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the six months ended December 30, 2006 to the named executive officers.

Grants of Plan-Based Awards

				All Other Option
			All Other Stock	Awards: Number	Exercise or	Grant Date Fair
			Awards: Number of	of Securities	Base Price of	Value of Stock
			Shares of Stock	Underlying	Option	and Option
Name	Grant Date		or Units	Options (#)	Awards ($/Sh)	Awards(1)

Richard A. Noll	9/26/2006	(2)	38,742	121,382	22.37	1,733,326
	9/26/2006	(3)	53,643	162,602	22.37	2,399,997
	9/26/2006	(4)	67,054	203,252	22.37	2,999,998
	9/26/2006	(5)	—	71,011	22.37	375,648
E. Lee Wyatt Jr.	9/26/2006	(2)	24,586	77,031	22.37	1,099,990
	9/26/2006	(3)	24,586	74,526	22.37	1,099,991
	9/26/2006	(6)	89,405	—	22.37	1,999,990
Lee A. Chaden	9/26/2006	(3)	33,152	100,488	22.37	1,483,212
	9/26/2006	(4)	22,351	67,751	22.37	999,994
Gerald W. Evans Jr.	9/26/2006	(2)	13,721	42,989	22.37	613,880
	9/26/2006	(3)	18,999	57,588	22.37	850,007
	9/26/2006	(4)	18,999	57,588	22.37	850,007
	9/26/2006	(5)	—	52,029	22.37	275,233
Michael Flatow	9/26/2006	(2)	13,721	42,989	22.37	613,880
	9/26/2006	(3)	18,999	57,588	22.37	850,007
	9/26/2006	(4)	18,999	57,588	22.37	850,007

(1)	The dollar values shown reflect the full compensation cost of the awards as described in FAS 123R.

(2)	In anticipation of our spin off from Sara Lee, our employees generally received only a partial award of Sara Lee equity for the fiscal year ended July 1, 2006 in August 2005. This award represents the remaining portion of the awards. The value of this award was split evenly between stock options and RSUs. The stock options vest ratably on August 31, 2007 and August 31, 2008 and expire on the seventh anniversary of the date of grant. The exercise price of the stock options is 100% of the fair market value of our common stock on the date of grant. The RSUs vest ratably on August 31, 2007 and August 31, 2008. See “Fiscal 2006 Awards” for a discussion of these awards.

(3)	This award represents the annual award for calendar year 2006. The value of this award was split evenly between stock options and RSUs. The stock options vest ratably on the first, second and third anniversaries of the date of grant and expire on the seventh anniversary of the date of grant. The exercise price of the stock options is 100% of the fair market value of our common stock on the date of grant. The RSUs vest ratably on the first, second and third anniversaries of the date of grant. See “2006 Annual Awards” for a discussion of these awards.

(4)	This award was granted in connection with the completion of the spin off. The value of this award was split evenly between stock options and RSUs. The stock options vest ratably on the first, second and third anniversaries of the date of grant and expire on the seventh anniversary of the date of grant. The exercise price of the stock options is 100% of the fair market value of our common stock on the date of grant. The RSUs vest on the third anniversary of the date of grant. See “Other Awards” for a discussion of these awards.

(5)	Most Sara Lee stock options granted prior to August 2006 had a shortened exercise period as a result of employees terminating employment with the Sara Lee controlled group due to the spin off. This award represents stock options awarded to our employees who were active at the time of the spin off and not of retirement age to replace this lost value. The stock options were exercisable on the date of grant and expire on the fifth anniversary of the date of grant. The exercise price of the stock options is 100% of the fair market value of our common stock on the date of grant. See “Sara Lee Option Replacement Awards” for a discussion of these awards.

(6)	This award was granted in connection with the completion of the spin off. This award consists entirely of RSUs which vest ratably on the first and second anniversaries of the date of grant.

Discussion of Summary Compensation Table and Grant of Plan-Based Awards Table

The base salaries for our named executive officers in the six months ended December 30, 2006 were determined based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions, taking into account the fact that we expected the spin off to occur. For the six months ended December 30, 2006, the Compensation and Benefits Committee determined to pay bonuses pursuant to the AIP at 97% of the target level established for an employee pursuant to the AIP, which for our executive officers ranged from 85% to 150%. The Compensation and Benefits Committee made this determination based on the fact that the change in our fiscal year end to the Saturday closest to December 31 would create a transition period beginning on July 2, 2006 and ending on December 30, 2006, during which our company would be independent from Sara Lee for less than four months. In making this determination, the Compensation and Benefits Committee considered that payment of bonuses at 97% of target levels results in bonus payments that are consistent with the bonuses paid during the preceding four years.

During the six months ended December 30, 2006, consistent with the objectives of the Omnibus Incentive Plan of providing employees with a proprietary interest in our company and aligning employee interest with that of our stockholders, we made awards in connection with the spin off. All of these awards, including the date on which the awards were granted, were approved by the Sara Lee Compensation Committee prior to the spin off. The timing of these awards, as established prior to the spin off, was the 15th trading date following the completion of the spin off, which we believe was a reasonable time period to permit the development of an orderly market for the trading of our common stock. These awards were made as follows:

Fiscal 2006 Awards. In anticipation of the spin off, our employees generally received only a partial award of Sara Lee equity for the fiscal year ended July 1, 2006 in August 2005. On September 26, 2006, we granted the remaining portion of the award in a combination of stock options and RSUs that will vest ratably over a two-year period to our employees. Generally, 50% of the value of the award to our executive officers was made in the form of stock options and 50% of the value of the award was made in the form of RSUs. The number of stock options granted to each recipient was determined based on a Black-Scholes option-pricing model. The exercise price of the stock options is 100% of the fair market value of our common stock on the grant date. The awards made to our named executive officers are reflected in the “Summary Compensation Table” and the “Grants of Plan-Based Award Table” above.

Sara Lee Option Replacement Awards. Most Sara Lee stock options granted prior to August 2006 had a shortened exercise period as a result of employees terminating employment with the Sara Lee controlled group due to the spin off. On September 26, 2006, we granted stock options to our employees who were active at the time of the spin off and not of retirement age to replace this lost value. We did not grant these stock options to employees who qualified for early retirement under the Sara Lee pension program because their Sara Lee stock options remain exercisable until the original expiration date. The replacement options were exercisable upon grant at an exercise price that is equal to 100% of the fair market value of our common stock on the date of grant. The stock options may be exercised for five years. The number of stock options granted to each recipient was determined based on a Black-Scholes option-pricing model calculation of the lost value of the Sara Lee stock options, which determination was made as of September 5, 2006 upon the completion of the spin off. The awards made to our named executive officers are reflected in the “Summary Compensation Table” and the “Grants of Plan-Based Award Table” above.

Other Awards. On September 26, 2006, we granted a number of stock options and RSUs in connection with the completion of the spin off. For our executive officers, the form of these awards was generally evenly split between stock options, which vest ratably over a three-year period, and RSUs, which vest on the third anniversary of their grant date. The number of stock options granted to each recipient was determined based on a Black-Scholes option-pricing model. The exercise price of the stock options is 100% of the fair market value of our common stock on the date of grant. The stock options generally expire seven years after the date of grant. The awards made to our named executive officers are reflected in the “Summary Compensation Table” and the “Grants of Plan-Based Award Table” above.

2006 Annual Awards. On September 26, 2006, we issued our 2006 annual equity awards. For executive officers, the form of these awards was split evenly between stock options and RSUs that vest ratably over a three-year period. The number of stock options granted to each recipient was determined based on a Black-Scholes option-pricing model. The exercise price of the stock options is 100% of the fair market value of our common stock on the grant date. The awards made to our named executive officers are reflected in the “Summary Compensation Table” and the “Grants of Plan-Based Award Table” above.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 30, 2006 with respect to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

		Option Award				Stock Awards
		Number of	Number of			Number of	Market Value of
		Securities	Securities			Shares or	Shares or
		Underlying	Underlying			Units of	Units of
		Unexercised	Unexercised	Option	Option	Stock That	Stock That
		Options (#)	Options (#)	Exercise	Expiration	Have Not	Have Not
Name		Exercisable	Unexercisable	Price ($)	Date)	Vested (#)	Vested ($)(1)

Richard A. Noll	(2)	—	121,382	22.37	9/26/2013	38,742	915,086
	(3)	—	162,602	22.37	9/26/2013	53,643	1,267,048
	(4)	—	203,252	22.37	9/26/2013	67,054	1,583,815
	(5)	71,011	—	22.37	9/26/2011	—	—
E. Lee Wyatt Jr.	(2)	—	77,031	22.37	9/26/2013	24,586	580,721
	(3)	—	74,526	22.37	9/26/2013	24,586	580,721
	(6)	—	—	—	—	89,405	2,111,746
Lee A. Chaden	(3)	—	100,488	22.37	9/26/2013	33,152	783,050
	(4)	—	67,751	22.37	9/26/2013	22,351	527,931
Gerald W. Evans Jr.	(2)	—	42,989	22.37	9/26/2013	13,721	324,090
	(3)	—	57,588	22.37	9/26/2013	18,999	448,756
	(4)	—	57,588	22.37	9/26/2013	18,999	448,756
	(5)	52,029	—	22.37	9/26/2011	—	—
Michael Flatow	(2)	—	42,989	22.37	9/26/2013	13,721	324,090
	(3)	—	57,588	22.37	9/26/2013	18,999	448,756
	(4)	—	57,588	22.37	9/26/2013	18,999	448,756

(1)	Calculated by multiplying $23.62, the closing market price of our common stock on December 29, 2006, by the number of RSUs which have not vested.

(2)	These awards were granted on September 26, 2006. The stock options vest ratably on August 31, 2007 and August 31, 2008 and expire on the seventh anniversary of the date of grant. The exercise price of the stock options is 100% of the fair market value of our common stock on the date of grant. The RSUs vest ratably on August 31, 2007 and August 31, 2008.

(3)	These awards were granted on September 26, 2006. The stock options vest ratably on the first, second and third anniversaries of the date of grant and expire on the seventh anniversary of the date of grant. The exercise price of the stock options is 100% of the fair market value of our common stock on the date of grant. The RSUs vest ratably on the first, second and third anniversaries of the date of grant.

(4)	These awards were granted on September 26, 2006. The stock options vest ratably on the first, second and third anniversaries of the date of grant and expire on the seventh anniversary of the date of grant. The exercise price of the stock options is 100% of the fair market value of our common stock on the date of grant. The RSUs vest on the third anniversary of the date of grant.

(5)	These awards were granted on September 26, 2006. The stock options were exercisable on the date of grant and expire on the fifth anniversary of the date of grant. The exercise price of the stock options is 100% of the fair market value of our common stock on the date of grant.

(6)	These awards were granted on September 26, 2006. This award was granted in connection with the completion of the spin off. This award consists entirely of RSUs which vest ratably on the first and second anniversaries of the date of grant.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to option and stock exercises during the six months ended December 30, 2006 with respect to the named executive officers.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of	Value	Number of
	Shares	Realized	Shares	Value
	Acquired	Upon	Acquired on	Realized
	on Exercise	Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)

Richard A. Noll	—	—	—	—
E. Lee Wyatt Jr.	—	—	—	—
Lee A. Chaden	—	—	—	—
Gerald W. Evans Jr.	—	—	—	—
Michael Flatow	—	—	—	—

Pension Benefits

Certain of our executive officers participate in the Pension Plan and the SERP. The Pension Plan is a frozen defined benefit pension plan, intended to be qualified under Section 401(a) of the Internal Revenue Code, that provides the benefits that had accrued for our employees, including our executive officers, under the Sara Lee Corporation Consolidated Pension and Retirement Plan as of December 31, 2005. The SERP is an unfunded deferred compensation plan that, in part, will provide the nonqualified supplemental pension benefits that had accrued for certain of our employees, including our executive officers, under the Sara Lee Corporation Supplemental Executive Retirement Plan with respect to benefits accrued through December 31, 2005 that could not be provided under the Sara Lee Corporation Consolidated Pension and Retirement Plan because of various Internal Revenue Code limitations.

Normal retirement age is age 65 for purposes of both the Pension Plan and the SERP. The normal form of benefits under the Pension Plan is a life annuity for single participants and a qualified joint and survivor annuity for married participants. The normal form of benefits under the SERP is a lump sum. Mr. Chaden and Mr. Flatow are eligible for early retirement under the Pension Plan and the SERP; each of which provides that participants who have attained at least age 55 and completed at least ten years of service are eligible for unreduced benefits at age 62, or benefits reduced by 5/12 of one percent thereof for each month by which the date of commencement of such benefit precedes the first day of the month coincident with or next following the month in which the participant attains age 62. Approximately 1% of the benefits payable to Mr. Flatow pursuant to the Pension Plan are computed under a different formula pursuant to which unreduced benefits are not available until age 65.

The following table sets forth certain information with respect to the value of pension benefits accumulated by our named executive officers, as well as pension benefits paid to them during the six months ended December 30, 2006.

Pension Benefits

		Number of	Present	Payments
		Years	Value of	During
		Credited	Accumulated	Last Fiscal
		Service	Benefit	Year
Name	Plan Name	(#)	($)(1)	($)

Richard A. Noll	Hanesbrands Inc. Pension and Retirement Plan	13.75	192,316	—
	Hanesbrands Inc. Supplemental Employee Retirement Plan	13.75	745,357	—
E. Lee Wyatt Jr.(2)	—	—	—	—
Lee A. Chaden(3)	Hanesbrands Inc. Pension and Retirement Plan	13.50	511,439	—
Gerald W. Evans Jr.	Hanesbrands Inc. Pension and Retirement Plan	22.50	195,245	—
	Hanesbrands Inc. Supplemental Employee Retirement Plan	22.50	378,404	—
Michael Flatow	Hanesbrands Inc. Pension and Retirement Plan	19.17	539,704	—
	Hanesbrands Inc. Supplemental Employee Retirement Plan	19.17	941,488	—

(1)	Present values are computed as of December 30, 2006 using the FAS discount rate of 5.80% and the FAS healthy mortality table (the sex-specific RP 2000 mortality table projected for mortality improvement to 2015 with a white-collar adjustment). These are the same assumptions that we use for financial reporting purposes under generally accepted accounting principles. The benefit is valued assuming the participant commences the benefit as a life annuity at the earliest unreduced age (age 65 or age 62 if eligible for unreduced early retirement) and based upon the participant’s service through December 31, 2005 (the date on which service credits ceased).

(2)	Mr. Wyatt does not have any pension benefits because he was not eligible to receive benefits prior to December 31, 2005.

(3)	Mr. Chaden does not have a SERP benefit because the nonqualified benefits accrued by Mr. Chaden under Sara Lee’s plan are funded with periodic payments made by Sara Lee to trusts established on his behalf.

Nonqualified Deferred Compensation

The following table sets forth certain information with respect to contributions to and withdrawals from nonqualified deferred compensation plans by our named executive officers during the six months ended December 30, 2006.

Nonqualified Deferred Compensation

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions	Earnings	Withdrawals/	Balance at
	Last FY	in Last FY	in Last FY	Distributions	Last FYE
Name	($)(1)	($)(2)	($)(3)(4)	($)	($)

Richard A. Noll	—	383,626	83,741	—	668,515
E. Lee Wyatt Jr.	228,783	70,811	55,453	—	481,876
Lee A. Chaden	—	377,509	132,635	—	828,739
Gerald W. Evans Jr.	—	148,278	229,059	197,762	2,253,145
Michael Flatow	—	161,038	42,687	—	306,263

(1)	Entries include the participant’s deferrals of cash and bonuses under the Executive Deferred Compensation Plan during the six months ended December 30, 2006; all of these amounts are included in the Summary Compensation Table in the “Salary” or “Bonus” column as applicable. Vested equity awards under the Omnibus Incentive Plan also are eligible to be deferred under the Executive Deferred Compensation Plan, but no such vested awards were deferred during the six months ended December 30, 2006.

(2)	Represents our contribution to the SERP during the six months ended December 30, 2006. One of the primary purposes of the SERP is to provide to those employees whose compensation exceeds a threshold established by the Internal Revenue Code benefits that would be earned under the 401(k) Plan but for these limitations. The SERP also provides benefits consisting of (i) those supplemental retirement benefits that had been accrued under the Sara Lee Corporation Supplemental Executive Retirement Plan as of December 31, 2005 and (ii) transitional defined contribution credits for one to five years and ranging from 4% to 15% of eligible compensation for certain executives, which transition credits were in the amount of $240,735 for Mr. Noll, $0 for Mr. Wyatt, $257,680 for Mr. Chaden, $99,527 for Mr. Evans and $116,503 for Mr. Flatow during the six months ended December 30, 2006. These transitional credits are being provided to a broad group of executives in connection with our transition from providing both a defined benefit plan and a defined contribution plan to providing only defined contribution plans, in order to mitigate the negative impact of that transition. The credits will be provided for up to five years, and range from 4% to 15% of eligible compensation. The determination of the credits to be provided to an executive was based on the extent to which such executive was negatively impacted by the transition, including their age and years of service as of January 1, 2006. All of these amounts are included in the Summary Compensation Table in the “All Other Compensation” column.

(3)	No portion of these earnings were included in the Summary Compensation Table because neither the Executive Deferred Compensation Plan nor the SERP provides for “above-market” or preferential earnings as defined in applicable SEC rules.

(4)	Entries include an adjustment for the one time dividend associated with our spin off of from Sara Lee. Balances in the plan were adjusted in the same manner as actual stockholders of Sara Lee received a distribution of shares of our common stock (in the ratio of one share of our common stock for every eight shares of Sara Lee common stock).

Potential Payments upon Termination or Change in Control

The termination benefits provided to our executive officers upon their voluntary termination of employment, or termination due to death or total and permanent disability, do not discriminate in scope, terms or operation in favor of our executive officers compared to the benefits offered to all salaried employees. The following describes the potential payments to executive officer upon an involuntary severance or a termination of employment in connection with a change in control. The information presented in this section is computed assuming that the triggering event took place on December 29, 2006, the last business day of the six months ended December 30, 2006, and that the value of a share of our common stock is the closing price per share of our common stock as of December 29, 2006.

		Voluntary Termination		Involuntary Termination
			Retire-	For	Not for		Change
		Resignation(1)	ment(1)	Cause(1)	Cause		in Control

Richard A. Noll	Severance	$—	$—	$—	$1,600,000	(2)	$6,000,000	(3)
	Long-term incentive(4)	—	—	—	—		4,374,994
	Benefits and perquisites				16,000	(5)	257,210	(6)
	Tax gross-up(7)	—	—	—	—		3,334,024
	Total	$—	$—	$—	$1,616,000		$13,966,228
E. Lee Wyatt Jr.	Severance	$—	$—	$—	$550,000	(2)	$2,200,000	(3)
	Long-term incentive(4)	—	—	—	—		3,462,635
	Benefits and perquisites				16,000	(5)	216,873	(6)
	Tax gross-up(7)	—	—	—	—		1,644,906
	Total	$—	$—	$—	$566,000		$7,524,414
Lee A. Chaden	Severance	$—	$—	$—	$1,318,400	(2)	$3,315,691	(3)
	Long-term incentive(4)	—	—	—	—		1,521,280
	Benefits and perquisites				16,000	(5)	138,535	(6)
	Tax gross-up(7)	—	—	—	—		—
	Total	$—	$—	$—	$1,334,400		$4,975,506
Gerald W. Evans Jr.	Severance	$—	$—	$—	$850,000	(2)	$1,700,000	(3)
	Long-term incentive(4)	—	—	—	—		1,419,309
	Benefits and perquisites				16,000	(5)	97,402	(6)
	Tax gross-up(7)	—	—	—	—		—
	Total	$—	$—	$—	$866,000		$3,216,711
Michael Flatow	Severance	$—	$—	$—	$850,000	(2)	$1,700,000	(3)
	Long-term incentive(4)	—	—	—	—		1,419,309
	Benefits and perquisites				16,000	(5)	95,372	(6)
	Tax gross-up(7)	—	—	—	—		—
	Total	$—	$—	$—	$866,000		$3,214,681

(1)	Generally, if an executive is terminated by us for cause, or if an officer voluntarily resigns or retires, that officer will receive no severance benefit.

(2)	Generally, if an executive officer’s employment is terminated by us for any reason other than for cause, or if an executive officer terminates his or her employment at our request, we will pay that officer benefits for a period of 12 to 24 months depending on his or her position and combined continuous length of service with Hanesbrands and with Sara Lee. The monthly severance benefit that we would pay to each executive officer is based on the executive officer’s base salary (and, in limited cases, determined bonus), divided by 12. To receive these payments, the executive officer must sign an agreement that prohibits, among other things, the executive officer from working for our competitors, soliciting business from our customers, attempting to hire our employees and disclosing our confidential information. The executive officer also must agree to release any claims against us. Payments terminate if the terminated executive officer becomes employed by one of our competitors. The terminated executive officer also would receive a pro-rated payment under any incentive plans applicable to the fiscal year in which the termination occurs based on actual full fiscal year performance. We have not estimated a value for these incentive plan payments because the officer would be entitled to such payments if employed by us on the last day of our fiscal year, regardless of whether termination occurred.

(3)	Includes both involuntary company-initiated terminations of the named executive officer’s employment and terminations by the named executive officer due to “good reason” as defined in the officer’s Severance Agreement. The executive receives a lump sum payment, two times (or three times in the case of Mr. Noll) his or her cash compensation, consisting of base salary, the greater of their current target bonus or their average actual bonus over the prior three years and the matching contribution to the defined contribution plan in which the executive officer is participating (the amount of the contribution to the defined contribution plan is reflected in “Benefits and perquisites”). To receive these payments, the executive officer must sign an agreement that prohibits, among other things, the executive officer from working for our competitors, soliciting business from our customers, attempting to hire our employees and disclosing our confidential information. The executive officer also must agree to release any claims against us. Payments terminate if the terminated executive officer becomes employed by one of our competitors. The terminated officer will also receive a pro-rated portion of his or her annual bonus for the fiscal year in which the termination occurs based upon actual performance as of the date of termination. We have not estimated a value for these payments because the officer would be entitled to such payments if employed by us on the last day of our fiscal year, regardless of whether termination occurred. The terminated officer will also receive a pro-rata portion of his or her long-term cash incentive plan payment for any performance period that is at least 50% completed prior to the executive officer’s termination date and the replacement of lost savings and retirement benefits through the SERP. We have not estimated the value for long-term cash incentive plan payments because we have not currently implemented such a plan.

(4)	Upon a change in control, as defined in the Omnibus Incentive Plan, all outstanding awards under the Omnibus Incentive Plan, including those to named executive officers, fully vest upon a change in control regardless of whether a termination of employment occurs, unless provided otherwise with respect to a particular award under the Omnibus Incentive Plan. None of the RSUs we have granted to date provide otherwise. All of the options we have granted to date, however, provide that acceleration upon a change in control will only occur if a termination of employment also occurs. Stock options are valued based upon the “spread” (i.e., the difference between the closing price of our common stock on December 29, 2006 and the exercise price of the stock options) on all unvested stock options; RSUs are valued based upon the number of unvested RSUs multiplied by the closing price of our common stock on December 29, 2006.

(5)	Reflects outplacement services ($16,000 for each of the named executive officers). The terminated executive officer’s eligibility to participate in our medical, dental and executive life insurance plans would continue for the same number of months for which he or she is receiving severance payments. However, these continued welfare benefits are available do not discriminate in scope, terms or operation in favor of our executive officers compared to the involuntary termination benefits offered to all salaried employees. The terminated executive officer’s participation in all other benefit plans would cease as of the date of termination of employment.

(6)	Reflects health and welfare benefits continuation ($145,210 for Mr. Noll, $84,488 for Mr. Wyatt, $69,799 for Mr. Chaden, $47,402 for Mr. Evans and $45,372 for Mr. Flatow), three years of scheduled contributions to our defined contribution plans ($96,000 for Mr. Noll, $44,000 for Mr. Wyatt, $52,736 for Mr. Chaden, $34,000 for Mr. Evans and $34,000 for Mr. Flatow), full vesting of any unvested retirement amounts ($72,385 for Mr. Wyatt), and outplacement services ($16,000 for each of the named executive officers). Terminated executive officers continue to be eligible to participate in our medical, dental and executive insurance plans during the severance period of two years (three years for Mr. Noll) following the executive officer’s termination date. In computing the value of continued participation in our medical, dental and executive insurance plans, we have assumed that the current cost to us of providing these plans will increase annually at a rate of 8%.

(7)	In the event that any payments made in connection with a change in control would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, we will make tax equalization payments with respect to the executive officer’s compensation for all federal, state and local income and excise taxes, and any penalties and interest, but only if the total payments made in connection with a change in control exceed 330% of such executive officer’s “base amount” (as determined under Section 280G(b) of the Internal Revenue Code). Otherwise, the payments made to such executive officer in connection with a change in control that are classified as parachute payments will be reduced so that the value of the total payments to such executive officer is one dollar ($1) less than the maximum amount such executive officer may receive without becoming subject to the tax imposed by Section 4999 of the Internal Revenue Code.

Director Compensation

Annual Compensation

We compensate each non-employee director for service on our board of directors as follows:

•	an annual cash retainer of $70,000, paid in quarterly installments (as discussed below, this annual cash retainer was recently increased to $95,000);

•	an additional annual cash retainer of $10,000 for the chair of the Audit Committee (currently, Ms. Peterson), $5,000 for the chair of the Compensation and Benefits Committee (currently, Mr. Coker) and $5,000 for the chair of the Governance and Nominating Committee (currently, Mr. Johnson);

•	an additional annual cash retainer of $5,000 for each member of the Audit Committee other than the chair (currently, Mr. Griffin and Mr. Mulcahy);

•	an annual grant of $70,000 in restricted stock units, with a one-year vesting schedule; these units will be converted at vesting into deferred stock units payable in stock six months after termination of service on our board of directors; and

•	reimbursement of customary expenses for attending board, committee and stockholder meetings.

Directors who are also our employees receive no additional compensation for serving as a director.

The following table further summarizes the compensation paid to the non-employee directors for the six months ended December 30, 2006.

Director Compensation

					Change in
					Pension
					Value and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)(1)	($)(2)	($)	($)	($)	($)	($)

Alice M. Peterson	40,000	9,205	—	—	—	—	49,205
Bobby J. Griffin	37,500	9,205	—	—	—	—	46,705
J. Patrick Mulcahy	37,500	9,205	—	—	—	—	46,705
Charles W. Coker	37,500	9,205	—	—	—		46,705
James C Johnson	37,500	9,205	—	—	—	—	46,705
Harry A. Cockrell	35,000	9,205	—	—	—	—	44,205
Andrew J. Schindler	35,000	9,205	—	—	—	—	44,205
Jessica T. Mathews(3)	17,500	—	—	—	—	—	17,500

(1)	For their service with us in 2006, we paid our directors an amount equal to half of their annual cash retainer and a grant of restricted stock units with one half the value of the annual grant.

(2)	The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in FAS 123R. The aggregate number of restricted stock units held by each non-employee director (other than Ms. Mathews) is 1,565.

(3)	Ms. Mathews was elected to the Board effective October 26, 2006; her annual retainer was pro rated accordingly and she did not receive an award of restricted stock units.

After reviewing information about the compensation paid to directors at the Benchmark Companies, the Compensation and Benefits Committee determined to increase the equity portion of annual director compensation from $70,000 to $95,000. We expect that the Compensation and Benefits Committee will conduct a similar review each year and may alter either the cash or equity portion of director compensation following any such review.

The Compensation and Benefits Committee also determined that the equity awards to the non-employee directors would continue to consist of RSUs with a one-year vesting schedule, but that, beginning with the 2008 annual grant, rather than converting to deferred stock units payable in stock six months after termination of service on our board of directors, they would be payable upon vesting in shares of our common stock on a one-for-one basis. The Compensation and Benefits Committee considered this appropriate in light of the stock ownership and retention guidelines which it implemented for the non-employee directors at the same time it implemented these changes in director compensation.

Non-Employee Director Deferred Compensation Plan

Under the Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan, or the “Director Deferred Compensation Plan,” a nonqualified, unfunded deferred compensation plan, our non-employee directors may defer all or a portion (not less than 25 percent) of their annual retainer. At the election of the director, amounts deferred under the Director Deferred Compensation Plan will earn a return equivalent to the return on an investment in an interest-bearing account earning interest based on the Federal Reserve’s published rate for five year constant maturity Treasury notes at the beginning of the calendar year, or be invested in a stock equivalent account and earn a return based on our stock price. Amounts deferred, plus any dividend equivalents or interest, will be paid in cash or in shares of our common stock as applicable. Any awards of restricted stock or RSUs to non-employee directors that are automatically deferred pursuant to the terms of the award are deferred under the Director Deferred Compensation Plan. Amounts deferred, plus any dividend equivalents or interest, will be paid in cash or in shares of our common stock, as applicable, with any shares of common stock being issued from the Omnibus Incentive Plan. The amount payable to participants will be payable either on the withdrawal date elected by the participant or upon the occurrence of certain events as provided under the Director Deferred Compensation Plan. A participant may designate one or more beneficiaries to receive any portion of the obligations payable in the event of death, however neither participants nor their beneficiaries may transfer any right or interest in the Director Deferred Compensation Plan.

Share Ownership and Retention Guidelines

We believe that our directors who are not employees of Hanesbrands should have a significant equity interest in our company. Our non-employee directors receive a substantial portion of their compensation in the form of equity-based compensation. In order to promote such equity ownership and further align the interests of these directors with our stockholders, we are adopting share retention and ownership guidelines for these directors. A non-employee director may not dispose of any shares of our common stock until such director holds shares of common stock with a value equal to at least three times the current annual equity retainer, and may then only dispose of shares in excess of those with that value. In addition to shares directly held by a non-employee director, shares held for such director in the Director Deferred Compensation Plan (including hypothetical share equivalents held in that plan) will be counted for purposes of determining whether the ownership requirements are met. A director will not be deemed to be in violation of these guidelines if the value of the shares held by such director declines after a disposition, such that the value is no longer at least equal to three times the value of the current annual equity retainer.

Under our insider trading policy, no director or employee of Hanesbrands is permitted to engage in “short sales” or “sales against the box” or trade in puts, calls or other options on our securities. The purpose of this prohibition is to avoid the appearance that any Hanesbrands director, officer or employee is trading on inside information.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation and Benefits Committee are Charles W. Coker, Harry A. Cockrell, James C. Johnson and Andrew J. Schindler, and no other directors served on the Compensation and Benefits Committee during the six months ended December 30, 2006. No interlocking relationship exists between our board of directors or Compensation and Benefits Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Report of Compensation and Benefits Committee on Executive Compensation

Director Charles W. Coker was the Chair and Directors Harry A. Cockrell, James C. Johnson, and Andrew J. Schindler served on the Compensation and Benefits Committee. The Compensation and Benefits Committee was comprised solely of non-employee directors who were each: (i) independent as defined under the NYSE listing standards, (ii) a non-employee director for purposes of Rule 16b-3 of the Exchange Act, and (iii) an outside director for purposes of Section 162(m) of the Internal Revenue Code.

The Compensation and Benefits Committee has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation and Benefits Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K.

Respectfully submitted,

Charles W. Coker, Chairman
Harry A. Cockrell
James C. Johnson
Andrew J. Schindler

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of February 1, 2007 regarding beneficial ownership by (1) each person who is known by us to beneficially own more than 5% of our common stock, (2) each director and executive officer and (3) all of our directors and executive officers as a group. The address of each director and executive officer shown in the table below is c/o Hanesbrands Inc., 1000 East Hanes Mill Road, Winston-Salem, North Carolina 27105.

	Beneficial Ownership	Percentage of
Name and Address of Beneficial Owner	of our Common Stock(1)	Class

Capital Research and Management Company(2)	14,243,500	14.8%
Lee A. Chaden(3)	2,426	*
Richard A. Noll(3)	74,558	*
E. Lee Wyatt Jr.(3)	823	*
Gerald W. Evans Jr.(3)(4)	54,504	*
Michael Flatow(3)	1,980	*
Kevin D. Hall	—	—
Joia M. Johnson	—	—
Joan P. McReynolds	15,380	*
Kevin W. Oliver(3)	13,124	*
Harry A. Cockrell	—	—
Charles W. Coker(5)	8,162	*
Bobby J. Griffin	—	—
James C. Johnson	—	—
Jessica T. Mathews	—	—
J. Patrick Mulcahy	—	—
Alice M. Peterson	—	—
Andrew J. Schindler	—	—
All directors and executive officers as a group (16 persons)	170,957	*

*	Less than 1%.

(1)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that a person is deemed to beneficially own all shares of common stock that such person has the right to acquire within 60 days. Although shares that a person has the right to acquire in 60 days are counted for the purposes of determining that individual’s beneficial ownership, such shares generally are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person. Share numbers in this column include shares of common stock subject to options exercisable within 60 days of February 1, 2007 as follows:

Number of
Name	Options

Gerald W. Evans Jr.	52,029
Joan P. McReynolds	14,501
Richard A. Noll	71,011
Kevin W. Oliver	11,930
All directors and executive officers as a group	149,471

No restricted stock units held by any director or executive officer are vested or will vest within 60 days of February 1, 2007. No shares have been pledged as security by any of our executive officers or directors.

(2)	Information in this table and footnote regarding this beneficial owner is based on Amendment No. 1 filed February 12, 2007 to the Schedule 13G jointly filed by Capital Group International, Inc. (“CGI”) and Capital Guardian Trust Company (“CGT”) with the SEC. By virtue of Rule 13d-3 under the Exchange Act, CGI may be deemed to beneficially own 14,243,500 shares of our common stock. CGT, a bank as defined in Section 3(a)(6) of the Exchange Act, may be deemed to be the beneficial owner of 11,669,040 shares of our common stock as a result of its serving as the investment manager of various institutional accounts. CGI’s and CGT’s address is 11100 Santa Monica Blvd., Los Angeles, CA 90025.

(3)	Includes ownership through interests in the 401(k) Plan.

(4)	Mr. Evans owns one ordinary share of one of our subsidiaries, HBI Manufacturing (Thailand) Ltd., which represents less than one percent of the outstanding equity interests in that entity.

(5)	Includes 6,402 shares of our common stock owned by Mr. Coker’s spouse, with respect to which Mr. Coker disclaims beneficial ownership.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 30, 2006.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance

Equity compensation plans approved by security holders	4,494,893	$22.37	11,052,107
Equity compensation plans not approved by security holders	—	—	—
Total	4,494,893	$22.37	11,052,107

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In accordance with the charter of our Governance and Nominating Committee adopted in connection with the spin off, the Governance and Nominating Committee is responsible for reviewing conflicts of interest and related party transactions, waivers of our related party transactions policy, and board and committee independence. During the six months ended December 30, 2006, no such transactions were reviewed by the Governance and Nominating Committee.

Prior to the spin off on September 5, 2006, we were a wholly owned subsidiary of Sara Lee. In connection with the spin off, we entered into a number of agreements with Sara Lee, which are described below. Effective upon the completion of the spin off, Sara Lee ceased to be a related party to us.

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

Within 180 days after Sara Lee files its final consolidated tax return for the period that includes September 5, 2006, Sara Lee is required to deliver to us a computation of the amount of deferred taxes attributable to our United States and Canadian operations that would be included on our balance sheet as of September 6, 2006. If substituting the amount of deferred taxes as finally determined for the amount of estimated deferred taxes that were included on that balance sheet at the time of the spin off causes a decrease in the net book value reflected on that balance sheet, then Sara Lee will be required to pay us the amount of such decrease. If such substitution causes an increase in the net book value reflected on that balance sheet, then we will be required to pay Sara Lee the amount of such increase. For purposes of this computation, our deferred taxes are the amount of deferred tax benefits (including deferred tax consequences attributable to deductible temporary differences and carryforwards) that would be recognized as assets on our balance sheet computed in accordance with GAAP, but without regard to valuation allowances, less the amount of deferred tax liabilities (including deferred tax consequences attributable to deductible temporary differences) that would be recognized as liabilities on our balance sheet computed in accordance with GAAP, but without regard to valuation allowances. Neither we nor Sara Lee will be required to make any other payments to the other with respect to deferred taxes.

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

Employee Matters Agreement

We also entered into an employee matters agreement with Sara Lee. This agreement allocates responsibility for employee benefit matters on the date of and after the spin off, including the treatment of existing welfare benefit plans, savings plans, equity-based plans and deferred compensation plans as well as our establishment of new plans. Under the employee matters agreement, the 401(k) Plan assumed all liabilities from the Sara Lee 401(k) Plan related to our current and former employees and Sara Lee caused the accounts of our employees to be transferred to the 401(k) Plan. The Pension Plan assumed all liabilities from the Sara Lee Corporation Consolidated Pension and Retirement Plan related to our current and former employees, and Sara Lee caused the assets of these plans related to our current and former employees to be transferred to the Pension Plan.

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

Director Independence

Eight of the ten members of our board of directors, Harry A. Cockrell, Charles W. Coker, Bobby J. Griffin, James C. Johnson, Jessica T. Mathews, J. Patrick Mulcahy, Alice M. Peterson and Andrew J. Schindler, are independent under New York Stock Exchange listing standards. In order to assist our board in making the independence determinations required by these standards, the board has adopted categorical standards of independence. These standards are contained in our Corporate Governance Guidelines, which are available in the “Investors” section of our website, www.hanesbrands.com. Each of these directors is also independent under the standards contained in our Corporate Governance Guidelines. In determining board independence, the board did not discuss, and was not aware of any, transactions, relationships or arrangements that existed with respect to any of these directors that were discussed under Item 13 of this Form 10-K.

Our Audit Committee’s charter requires that, within one year of our listing on the New York Stock Exchange, the Audit Committee be composed of at least three members, who must be independent directors meeting the requirements of the New York Stock Exchange listing standards and the rules of the SEC. Each of the members of our Audit Committee, Mr. Griffin, Mr. Mulcahy and Ms. Peterson, meets the standards of independence applicable to audit committee members under applicable SEC rules and New York Stock Exchange listing standards.

Our Compensation and Benefits Committee’s charter requires that, within one year of our listing on the New York Stock Exchange, all of the members of the Compensation and Benefits Committee must be independent directors who meet the requirements of the New York Stock Exchange listing standards, and that at least two of the directors appointed to serve on the Compensation and Benefits Committee shall be “non-employee directors” (within the meaning of Rule 16b-3 promulgated under the Exchange Act) and “outside directors” (within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, and the regulations thereunder). Each of the members of our Compensation and Benefits Committee, Mr. Cockrell, Mr. Coker, Mr. Johnson and Mr. Schindler, is a non-employee director within the meaning of Section 16 of the Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code and an independent director under applicable New York Stock Exchange listing standards.

Our Governance and Nominating Committee’s charter requires that, within one year of the Company’s listing on the New York Stock Exchange, all of the members of the Governance and Nominating Committee shall be independent directors who meet the requirements of the New York Stock Exchange listing standards. Each of the members of our Governance and Nominating Committee, Mr. Cockrell, Mr. Coker, Mr. Johnson and Mr. Schindler, is an independent director under applicable New York Stock Exchange listing standards.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to us by PricewaterhouseCoopers LLP for services in the six months ended December 30, 2006 and in the fiscal years ended July 1, 2006 and July 2, 2005:

	Six Months
	Ended	Years Ended
	December 30,	July 1,	July 2,
	2006	2006	2005

Audit fees	$2,502,600	$3,832,255	$3,449,815
Audit-related fees	112,000	—	—
Tax fees	16,200	—	—
All other fees	—	—	—

Total fees	$2,630,800	$3,832,255	$3,449,815

In the above table, in accordance with applicable SEC rules, “Audit fees” include: (a) fees billed for professional services for the audit of our Combined and Consolidated Financial Statements included in this Form 10-K, and (b) fees billed for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements.

Audit related fees for the six months ended December 30, 2006 include services related to plan amendments to the postretirement medical and life insurance plans, the issuance of a comfort letter, consent and review of documents associated with the offering of our Floating Rate Senior Notes, and review of stock compensation calculations.

Tax fees for the six months ended December 30, 2006 include consultation and compliance services for certain foreign jurisdictions.

For the year ended July 2, 2005, tax fees of $199,886 billed directly to and paid by Sara Lee are not included in the above table. For the year ended July 1, 2006, audit fees of $3,519,193 billed directly to and paid by Sara Lee are not included in the above table. These fees relate to professional services for the audit of our Combined and Consolidated Financial Statements included in our Registration Statement on Form 10.

Our Audit Committee considers whether to pre-approve permissible non-audit services and fees to be rendered by PricewaterhouseCoopers LLP on a case-by-case basis, rather than pursuant to a general policy.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2007.

HANESBRANDS INC.

/s/  Richard A. Noll
Richard A. Noll
Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Lee A. Chaden, Richard A. Noll and E. Lee Wyatt Jr., and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lee A. Chaden Lee A. Chaden	Executive Chairman and Director	February 22, 2007

/s/ Richard A. Noll Richard A. Noll	Chief Executive Officer and Director (principal executive officer)	February 22, 2007

/s/ E. Lee Wyatt Jr. E. Lee Wyatt Jr.	Executive Vice President, Chief Financial Officer (principal financial officer)	February 22, 2007

/s/ Dale W. Boyles Dale W. Boyles	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 22, 2007

/s/ Harry A. Cockrell Harry A. Cockrell	Director	February 22, 2007

/s/ Charles W. Coker Charles W. Coker	Director	February 22, 2007

/s/ Bobby J. Griffin Bobby J. Griffin	Director	February 22, 2007

/s/ James C. Johnson James C. Johnson	Director	February 22, 2007

/s/ Jessica T. Mathews Jessica T. Mathews	Director	February 22, 2007

/s/ J. Patrick Mulcahy J. Patrick Mulcahy	Director	February 22, 2007

/s/ Alice M. Peterson Alice M. Peterson	Director	February 22, 2007

/s/ Andrew J. Schindler Andrew J. Schindler	Director	February 22, 2007

INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

HANESBRANDS

Page

Combined and Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Combined and Consolidated Statements of Income for the six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004	F-3
Combined and Consolidated Balance Sheets at December 30, 2006, July 1, 2006 and July 2, 2005	F-4
Combined and Consolidated Statements of Stockholders’ or Parent Companies’ Equity for the six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004	F-5
Combined and Consolidated Statements of Cash Flows for the six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004	F-6
Notes to Combined and Consolidated Financial Statements	F-7
Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts	F-59

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hanesbrands Inc.:

In our opinion, the accompanying combined and consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hanesbrands Inc. at December 30, 2006, July 1, 2006, and July 2, 2005 and the results of its operations and its cash flows for the six months ended December 30, 2006 and each of the three years in the period ended July 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined and consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 15 and 16 to the combined and consolidated financial statements, the Company changed the manner in which it accounts for its defined benefit pension and other postretirement plans effective December 30, 2006.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 21, 2007

HANESBRANDS

Combined and Consolidated Statements of Income
(in thousands, except per share amounts)

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Net sales	$2,250,473	$4,472,832	$4,683,683	$4,632,741
Cost of sales	1,530,119	2,987,500	3,223,571	3,092,026

Gross profit	720,354	1,485,332	1,460,112	1,540,715
Selling, general and administrative expenses	547,469	1,051,833	1,053,654	1,087,964
Gain on curtailment of postretirement benefits	(28,467)	—	—	—
Restructuring	11,278	(101)	46,978	27,466

Operating profit	190,074	433,600	359,480	425,285
Other expenses	7,401	—	—	—
Interest expense, net	70,753	17,280	13,964	24,413

Income before income taxes	111,920	416,320	345,516	400,872
Income tax expense (benefit)	37,781	93,827	127,007	(48,680)

Net income	$74,139	$322,493	$218,509	$449,552

Earnings per share:
Basic	$0.77	$3.35	$2.27	$4.67
Diluted	$0.77	$3.35	$2.27	$4.67
Weighted average shares outstanding:
Basic	96,309	96,306	96,306	96,306
Diluted	96,620	96,306	96,306	96,306

See accompanying notes to Combined and Consolidated Financial Statements.

HANESBRANDS

Combined and Consolidated Balance Sheets
(in thousands)

	December 30,	July 1,	July 2,
	2006	2006	2005

Assets
Cash and cash equivalents	$155,973	$298,252	$1,080,799
Trade accounts receivable less allowances of $27,709 at December 30, 2006, $28,817 in fiscal 2006, and $27,676 in fiscal 2005	488,629	536,241	595,247
Inventories	1,216,501	1,236,586	1,262,557
Deferred tax assets	136,178	102,498	30,745
Other current assets	73,899	48,765	59,800
Due from related entities	—	273,428	26,194
Notes receivable from parent companies	—	1,111,167	90,551
Funding receivable with parent companies	—	161,686	—

Total current assets	2,071,180	3,768,623	3,145,893

Property, net	556,866	617,021	558,657
Trademarks and other identifiable intangibles, net	137,181	136,364	145,786
Goodwill	281,525	278,655	278,781
Deferred tax assets	318,927	94,893	118,762
Other noncurrent assets	69,941	8,330	9,428

Total assets	$3,435,620	$4,903,886	$4,257,307

Liabilities and Shareholders’ or Parent Companies’ Equity
Accounts payable	$221,707	$207,648	$196,455
Bank overdraft.	834	275,385	—
Accrued liabilities and other
Payroll and employee benefits	121,703	141,535	115,080
Advertising and promotion	72,436	61,839	62,855
Restructuring	17,029	21,938	51,677
Other	153,833	156,060	163,691
Notes payable to banks	14,264	3,471	83,303
Current portion of long-term debt	9,375	—	—
Due to related entities	—	43,115	59,943
Funding payable with parent companies	—	—	317,184
Notes payable to parent companies	—	246,830	228,152
Notes payable to related entities	—	466,944	323,046

Total current liabilities	611,181	1,624,765	1,601,386

Long-term debt	2,484,000	—	—
Pension and postretirement benefits	203,750	8,218	1,149
Other noncurrent liabilities	67,418	41,769	52,410

Total liabilities	3,366,349	1,674,752	1,654,945

Stockholders’ or parent companies’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value) Issued and outstanding — None	—	—	—
Common stock (500,000,000 authorized shares; $.01 par value) Issued and outstanding — 96,312,458 at December 30, 2006	963	—	—
Additional paid-in capital	94,852	—	—
Retained earnings	33,024	—	—
Accumulated other comprehensive loss	(59,568)	(8,384)	(18,209)
Parent companies’ equity investment	—	3,237,518	2,620,571

Total stockholders’ or parent companies’ equity	69,271	3,229,134	2,602,362

Total liabilities and stockholders’ or parent companies’ equity	$3,435,620	$4,903,886	$4,257,307

See accompanying notes to Combined and Consolidated Financial Statements.

HANESBRANDS

Combined and Consolidated Statements of Stockholders’ or Parent Companies’ Equity
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(in thousands)

					Accumulated	Parent
			Additional		Other	Companies’
	Common Stock		Paid-In	Retained	Comprehensive	Equity
	Shares	Amount	Capital	Earnings	Loss	Investment	Total

Balances at June 28, 2003	—	$—	$—	$—	$(30,077)	$2,267,525	$2,237,448
Net income	—	—	—	—	—	449,552	449,552
Net transactions with parent companies	—	—	—	—	—	112,661	112,661
Translation adjustments	—	—	—	—	(6,680)	—	(6,680)
Net unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	4,389	—	4,389

Balances at July 3, 2004	—	$—	$—	$—	$(32,368)	$2,829,738	$2,797,370

Net income	—	—	—	—	—	218,509	218,509
Net transactions with parent companies	—	—	—	—	—	(427,676)	(427,676)
Translation adjustments	—	—	—	—	15,187	—	15,187
Net unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(1,028)	—	(1,028)

Balances at July 2, 2005	—	$—	$—	$—	$(18,209)	$2,620,571	$2,602,362

Net income	—	—	—	$—	—	322,493	322,493
Net transactions with parent companies	—	—	—	—	—	294,454	294,454
Translation adjustments	—	—	—	—	13,518	—	13,518
Net unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(3,693)	—	(3,693)

Balances at July 1, 2006	—	$—	$—	$—	$(8,384)	$3,237,518	$3,229,134

Net income from July 2, 2006 through September 4, 2006	—	—	—	—	—	41,115	41,115
Net transactions with parent companies	—	—	—	—	—	(793,133)	(793,133)
Payments to Sara Lee Corporation in connection with the spin off	—	—	—	—	—	(2,400,000)	(2,400,000)
Consummation of spin off transaction on September 5, 2006, including distribution of Hanesbrands Inc. common stock by Sara Lee Corporation	96,306	963	84,537	—	—	(85,500)	—
Stock-based compensation	—	—	10,176	—	—	—	10,176
Exercise of stock options	6	—	139	—	—	—	139
Net income from September 5, 2006 through December 30, 2006	—	—	—	33,024	—	—	33,024
Translation adjustments	—	—	—	—	(5,989)	—	(5,989)
Minimum pension and post-retirement liability, net of tax	—	—	—	—	(63,677)	—	(63,677)
Adoption of SFAS 158, net of tax	—	—	—	—	19,079	—	19,079
Net unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(597)	—	(597)

Balances at December 30, 2006	96,312	$963	$94,852	$33,024	$(59,568)	$—	$69,271

See accompanying notes to Combined and Consolidated Financial Statements.

HANESBRANDS
Combined and Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Operating activities:
Net income	$74,139	$322,493	$218,509	$449,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69,946	105,173	108,791	105,517
Amortization of intangibles	3,466	9,031	9,100	8,712
Impairment charges on intangibles	—	—	—	8,880
Restructuring	(812)	(4,220)	2,064	(1,548)
Gain on curtailment of postretirement benefits	(28,467)	—	—	—
Losses on early extinguishment of debt	7,401	—	—	—
Amortization of debt issuance costs	2,279	—	—	—
Stock compensation expense	15,623	—	—	—
Deferred taxes	3,485	(46,804)	66,710	31,259
Other	1,693	1,456	1,942	4,842
Changes in assets and liabilities:
Accounts receivable	22,004	59,403	(39,572)	2,553
Inventories	23,191	69,215	58,924	(78,154)
Other assets	(38,726)	21,169	45,351	(1,727)
Due to and from related entities	—	(5,048)	19,972	(8,827)
Accounts payable	17,546	(673)	1,076	(12,005)
Accrued liabilities and other	(36,689)	(20,574)	14,004	(37,618)

Net cash provided by operating activities	136,079	510,621	506,871	471,436

Investing activities:
Purchases of property and equipment	(29,764)	(110,079)	(67,135)	(63,633)
Acquisitions of business	(6,666)	(2,436)	(1,700)	—
Proceeds from sales of assets	12,949	5,520	8,959	4,507
Other	450	(3,666)	(204)	(2,133)

Net cash used in investing activities	(23,031)	(110,661)	(60,080)	(61,259)

Financing activities:
Principal payments on capital lease obligations	(3,088)	(5,542)	(5,442)	(4,730)
Borrowings on notes payable to banks	10,741	7,984	88,849	79,987
Repayments on notes payable to banks	(3,508)	(93,073)	(5,546)	(79,987)
Issuance of debt under credit facilities	2,600,000	—	—	—
Cost of debt issuance	(50,248)	—	—	—
Payments to Sara Lee Corporation	(2,424,606)	—	—	—
Repayment of debt under credit facilities	(106,625)	—	—	—
Issuance of Floating Rate Senior Notes	500,000	—	—	—
Repayment of bridge loan facility	(500,000)	—	—	—
Proceeds from stock options exercised	139	—	—	—
Increase (decrease) in bank overdraft.	(274,551)	275,385	—	—
Borrowings (repayments) on notes payable to related entities	—	143,898	(113,359)	(24,178)
Net transactions with parent companies	193,255	(1,251,962)	4,499	(13,782)
Net transactions with related entities	(195,381)	(259,026)	(10,378)	16,877

Net cash used in financing activities	(253,872)	(1,182,336)	(41,377)	(25,813)

Effect of changes in foreign exchange rates on cash	(1,455)	(171)	1,231	(26)

Increase (decrease) in cash and cash equivalents	(142,279)	(782,547)	406,645	384,338
Cash and cash equivalents at beginning of year	298,252	1,080,799	674,154	289,816

Cash and cash equivalents at end of period	$155,973	$298,252	$1,080,799	$674,154

See accompanying notes to Combined and Consolidated Financial Statements.

HANESBRANDS

Notes to Combined and Consolidated Financial Statement
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
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

The Combined and Consolidated Financial Statements reflect the consolidated operations of Hanesbrands Inc. and its subsidiaries as a separate, stand-alone entity subsequent to September 5, 2006, in addition to the historical operations of the Branded Apparel Americas and Asia Business which were operated as part of Sara Lee prior to the spin off. These Combined and Consolidated Financial Statements do not include Sara Lee’s European branded apparel operations or its private label business in the U.K. which have historically been operated and managed separately from the Branded Apparel Americas and Asia Business and have been or will be disposed of separately by Sara Lee. Under Sara Lee’s ownership, certain of the Branded Apparel Americas and Asia Business’s operations were divisions of Sara Lee and not separate legal entities, while the Branded Apparel Americas and Asia Business’s foreign operations were subsidiaries of Sara Lee. Because a direct ownership relationship did not exist among the various units comprising the Branded Apparel Americas and Asia Business prior to the spin off on September 5, 2006, Sara Lee’s parent companies’ equity investment is shown in lieu of stockholders’ equity in the Combined and Consolidated Financial Statements. Subsequent to the spin off on September 5, 2006, the Company began accumulating its retained earnings and recognized the par value and paid-in-capital in connection with the issuance of approximately 96,306 shares of common stock.

Prior to the spin off on September 5, 2006, the Branded Apparel Americas and Asia Business utilized the services of Sara Lee for certain functions. These services included providing working capital, as well as certain legal, finance, internal audit, financial reporting, tax advisory, insurance, global information technology, environmental matters and human resource services, including various corporate-wide employee benefit programs. The cost of these services has been allocated to the Company and included in the Combined and Consolidated Financial Statements for periods prior to the spin off on September 5, 2006. The allocations were determined on the basis which Sara Lee and the Branded Apparel Americas and Asia Business considered to be reasonable reflections of the utilization of services provided by Sara Lee. A more detailed discussion of the relationship with Sara Lee prior to the spin off on September 5, 2006, including a description of the costs which have been allocated to the Branded Apparel Americas and Asia Business, as well as the method of allocation, is included in Note 19 to the Combined and Consolidated Financial Statements.

Management believes the assumptions underlying the Combined and Consolidated Financial Statements for these periods are reasonable. However, the Combined and Consolidated Financial Statements included

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

herein for the period through September 5, 2006 do not necessarily reflect the Branded Apparel Americas and Asia Business’s operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Branded Apparel Americas and Asia Business been a stand-alone company during the periods presented.

On October 26, 2006, our Board of Directors approved a change in our fiscal year end from the Saturday closest to June 30 to the Saturday closest to December 31. As a result of this change, the Combined and Consolidated Financial Statements include presentation of the transition period beginning on July 2, 2006 and ending on December 30, 2006. Fiscal years 2006, 2005 and 2004 included 52, 52, and 53-weeks, respectively. Unless otherwise stated, references to years relate to fiscal years.

The following table presents certain financial information for the six months ended December 30, 2006 and December 31, 2005.

	Six Months Ended
	December 30, 2006	December 31, 2005
		(unaudited)

Net sales	$2,250,473	$2,319,839
Cost of sales	1,530,119	1,556,860

Gross profit	720,354	762,979
Selling, general and administrative expenses	547,469	505,866
Gain on curtailment of postretirement benefits	(28,467)	—
Restructuring	11,278	(339)

Operating profit	190,074	257,452
Other expenses	7,401	—
Interest expense, net	70,753	8,412

Income before income taxes	111,920	249,040
Income tax expense	37,781	60,424

Net income	$74,139	$188,616

Earnings per share:
Basic	$0.77	$1.96
Diluted	$0.77	$1.96
Weighted average shares outstanding:
Basic	96,309	96,306
Diluted	96,620	96,306

(2)   Summary of Significant Accounting Policies

(a)	Combination and Consolidation

The Combined and Consolidated Financial Statements include the accounts of the Company, its controlled subsidiary companies which in general are majority owned entities, and the accounts of variable interest entities (VIEs) for which the Company is deemed the primary beneficiary, as defined by the Financial Accounting Standards Board’s (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and related interpretations. Excluded from the accounts of the Company are Sara Lee entities which

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

maintained legal ownership of certain of the Company’s divisions (Parent Companies) until the spinoff on September 5, 2006. The results of companies acquired or disposed of during the year are included in the Combined and Consolidated Financial Statements from the effective date of acquisition, or up to the date of disposal. All intercompany balances and transactions have been eliminated in consolidation.

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

In June 2002, the Company entered into a fixed supply contract with a third party sewing operation. The Company evaluated the contract, and although the Company had no equity interest in the business, it was determined that it was the primary beneficiary and beginning in 2004, the Company consolidated the business. In the first quarter of fiscal 2006, the terms of the supply contract changed and the operation no longer qualified for consolidation as a VIE. Beginning in 2005, the Company consolidated a second VIE, an Israeli manufacturer and supplier of yarn. The Company has a 49% ownership interest in the Israeli joint venture, however, based upon certain terms of the supply contract, the Company has a disproportionate share of expected losses and residual returns. The Company continues to consolidate this VIE through the six months ended December 30, 2006.

The effect of consolidating the above mentioned VIEs was the inclusion of $10,632 of total assets and $8,290 of total liabilities at December 30, 2006, $13,589 of total assets and $8,666 of total liabilities at July 1, 2006, and $21,396 of total assets and $13,219 of total liabilities at July 2, 2005 on the Combined and Consolidated Balance Sheets.

In relation to the Company’s ownership of the Israeli joint venture, the Company reported a minority interest of $5,574, $4,935 and $8,100 in the “Other noncurrent liabilities” line of the Combined and Consolidated Balance Sheets at December 30, 2006, July 1, 2006 and July 2, 2005, respectively.

(b)	Use of Estimates

The preparation of Combined and Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, certain financial statement disclosures at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from these estimates.

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

(c)	Foreign Currency Translation

Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive loss within stockholders’ or parent companies’ equity. The Company translates the results of operations of its foreign operations at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions, the amounts of which are not material for any of the periods presented, are included in the “Selling, general and administrative expenses” line of the Combined and Consolidated Statements of Income.

(d)	Sales Recognition and Incentives

The Company recognizes sales when title and risk of loss passes to the customer. The Company records a sales reduction for returns and allowances based upon historical return experience. The Company earns royalty revenues through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensee. The Company offers a variety of sales incentives to resellers and consumers of its products, and the policies regarding the recognition and display of these incentives within the Combined and Consolidated Statements of Income are as follows:

Discounts, Coupons, and Rebates

The Company recognizes the cost of these incentives at the later of the date at which the related sale is recognized or the date at which the incentive is offered. The cost of these incentives is estimated using a number of factors, including historical utilization and redemption rates. All cash incentives of this type are included in the determination of net sales. The Company includes incentives offered in the form of free products in the determination of cost of sales.

Volume-Based Incentives

These incentives typically involve rebates or refunds of cash that are redeemable only if the reseller completes a specified number of sales transactions. Under these incentive programs, the Company estimates the anticipated rebate to be paid and allocates a portion of the estimated cost of the rebate to each underlying sales transaction with the customer. The Company includes these amounts in the determination of net sales.

Cooperative Advertising

Under these arrangements, the Company agrees to reimburse the reseller for a portion of the costs incurred by the reseller to advertise and promote certain of the Company’s products. The Company recognizes the cost of cooperative advertising programs in the period in which the advertising and promotional activity first takes place. The Company generally includes the costs of these incentives in the determination of net sales, unless certain criteria under EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer, are met which would result in classification of the costs in the “Selling, general and administrative expenses” line of the Combined and Consolidated Statements of Income.

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

Fixtures and Racks

Store fixtures and racks are periodically provided to resellers to display Company products. The Company expenses the cost of these fixtures and racks in the period in which they are delivered to the resellers. The Company includes the costs of these amounts in the determination of net sales.

(e)	Advertising Expense

Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” caption in the Combined and Consolidated Statements of Income of $99,786 in the six months ended December 30, 2006, $190,934 in fiscal 2006, $179,980 in fiscal 2005 and $188,695 in fiscal 2004.

(f)	Shipping and Handling Costs

Revenue received for shipping and handling costs is included in net sales and was $11,711 in the six months ended December 30, 2006, $20,405 in fiscal 2006, $14,504 in fiscal 2005 and $14,418 in fiscal 2004. Shipping costs, that comprise payments to third party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $123,850 in the six months ended December 30, 2006, $235,690 in fiscal 2006, $246,770 in fiscal 2005 and $246,353 in fiscal 2004. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line of the Combined and Consolidated Statements of Income.

(g)	Catalog Expenses

The Company incurs expenses for printing catalogs for products to aid in the Company’s sales efforts. The Company initially records these expenses as a prepaid item and charges it against selling, general and administrative expenses over time as the catalog is distributed into the stream of commerce. Expenses are recognized at a rate that approximates historical experience with regard to the timing and amount of sales attributable to a catalog distribution.

(h)	Research and Development

Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line of the Combined and Consolidated Statements of Income. Research and development expense was $23,460 in the six months ended December 30, 2006, $54,571 in fiscal year 2006, $51,364 in fiscal year 2005, $53,120 in fiscal year 2004.

(i)	Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Prior to the spin off from Sara Lee on September 5, 2006, a significant portion of our cash and cash equivalents were in the Company’s bank accounts that were part of Sara Lee’s global cash funding system. With respect to accounts in the Sara Lee global cash funding system, the bank had a right to offset the accounts of the Company against the other Sara Lee accounts.

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

(j)	Accounts Receivable Valuation

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information.

(k)	Inventory Valuation

Inventories are stated at the lower of cost or market. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in cost of sales when the related inventory item is sold. During the six months ended December 30, 2006, the Company elected to convert all inventory valued by the last-in, first-out, or “LIFO,” method to the first-in, first-out, or “FIFO,” method. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154), a change from the LIFO to FIFO method of inventory valuation constitutes a change in accounting principle. Historically, inventory valued under the LIFO method, which was 4% of total inventories, would have the same value if measured under the FIFO method. Therefore, the conversion has no retrospective reporting impact.

(l)	Property

Property is stated at historical cost and depreciation expense is computed using the straight-line method over the lives of the assets. Machinery and equipment is depreciated over periods ranging from three to 25 years and buildings and building improvements over periods of up to 40 years. A change in the depreciable life is treated as a change in accounting estimate and the accelerated depreciation is accounted for in the period of change and future periods. Additions and improvements that substantially extend the useful life of a particular asset and interest costs incurred during the construction period of major properties are capitalized. Repairs and maintenance costs are expensed as incurred. Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the accounts.

Property is tested for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in the business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or an asset group will be disposed of before the end of its useful life. Recoverability of property is evaluated by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset exceeds the estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life. Restoration of a previously recognized impairment loss is not permitted under U.S. generally accepted accounting principles.

(m)	Trademarks and Other Identifiable Intangible Assets

The primary identifiable intangible assets of the Company are trademarks and computer software. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

required to obtain future cash flows. Finite-lived trademarks are being amortized over periods ranging from five to 30 years, while computer software is being amortized over periods ranging from two to ten years.

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

(n)	Goodwill

Goodwill is the amount by which the purchase price exceeds the fair value of the assets acquired and liabilities assumed in a business combination. When a business combination is completed, the assets acquired and liabilities assumed are assigned to the reporting unit or units of the Company given responsibility for managing, controlling and generating returns on these assets and liabilities. The Company has determined that the reporting units are at the operating segment level. In many instances, all of the acquired assets and assumed liabilities are assigned to a single reporting unit and in these cases all of the goodwill is assigned to the same reporting unit. In those situations in which the acquired assets and liabilities are allocated to more than one reporting unit, the goodwill to be assigned to each reporting unit is determined in a manner similar to how the amount of goodwill recognized in a business combination is determined.

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

(o)	Stock-Based Compensation

The employees of the Company participated in the stock-based compensation plans of Sara Lee prior to the Company’s spin off on September 5, 2006. As a result of the spin off and consistent with the terms of the awards under Sara Lee’s plans, the outstanding Sara Lee stock options granted will generally expire six months after the spin off date. In connection with the spin off, vesting for all nonvested service-based Sara Lee restricted stock units (“RSUs”) was accelerated to the spin off date resulting in the recognition of $5,447

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

of additional compensation expense for the six months ended December 30, 2006. An insignificant number of performance-based Sara Lee RSUs remained unvested through the spin off date.

In connection with the spin off, the Company established the Hanesbrands Inc. Omnibus Incentive Plan of 2006, the (“Hanesbrands OIP”) to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company and incent performance and retention of employees.

On July 3, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R)) using the modified prospective method. SFAS No. 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting SFAS No. 123(R), the Company recognized compensation cost for all share-based payments granted after July 3, 2005, plus any awards granted to employees prior to July 3, 2005 that remained unvested at that time. Under this method of adoption, no restatement of prior periods is required. The cumulative effect of adopting SFAS No. 123(R) was immaterial in fiscal 2006.

Prior to July 3, 2005, the Company recognized the cost of employee services received in exchange for Sara Lee equity-based instruments in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). APB No. 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all equity-based awards was measured under APB No. 25 on the date the awards were granted. Under APB No. 25, no compensation expense has been recognized for stock options, replacement stock options and shares purchased by our employees under the Sara Lee Employee Stock Purchase Plan (Sara Lee ESPP) during the years prior to fiscal 2006. Compensation expense was recognized under APB No. 25 for the cost of Sara Lee RSUs granted to employees during the years prior to 2006.

During 2005 and 2004, had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS 123), the Company’s net income would have been impacted as shown in the following table:

	Years Ended
	July 2,	July 3,
	2005	2004

Reported net income	$218,509	$449,552
Plus — stock-based employee compensation included in reported net income, net of related tax effects	6,606	4,270
Less — total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(10,854)	(9,402)

Pro forma net income	$214,261	$444,420

(p)	Income Taxes

For the periods prior to the spin off on September 5, 2006, income taxes were prepared on a separate return basis as if the Company had been a group of separate legal entities. As a result, actual tax transactions that would not have occurred had the Company been a separate entity have been eliminated in the preparation

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

of Combined and Consolidated Financial Statements for such periods. Until the Company entered into a tax sharing agreement with Sara Lee in connection with the spin off, there was no formal tax sharing agreement between the Company and Sara Lee. The tax sharing agreement allocates responsibilities between the Company and Sara Lee for taxes and certain other tax matters. Under the tax sharing agreement, Sara Lee generally is liable for all U.S. federal, state, local and foreign income taxes attributable to the Company with respect to taxable periods ending on or before September 5, 2006. Sara Lee also is liable for income taxes attributable to the Company with respect to taxable periods beginning before September 5, 2006 and ending after September 5, 2006, but only to the extent those taxes are allocable to the portion of the taxable period ending on September 5, 2006. The Company is generally liable for all other taxes attributable to it. Changes in the amounts payable or receivable by the Company under the stipulations of this agreement may impact the Company’s financial position and cash flows in any period.

Within 180 days after Sara Lee files its final consolidated tax return for the period that includes September 5, 2006, Sara Lee is required to deliver to the Company a computation of the amount of deferred taxes attributable to the Company’s United States and Canadian operations that would be included on the Company’s balance sheet as of September 6, 2006. If substituting the amount of deferred taxes as finally determined for the amount of estimated deferred taxes that were included on that balance sheet at the time of the spin off causes a decrease in the net book value reflected on that balance sheet, then Sara Lee will be required to pay the Company the amount of such decrease. If such substitution causes an increase in the net book value reflected on that balance sheet, then the Company will be required to pay Sara Lee the amount of such increase. For purposes of this computation, the Company’s deferred taxes are the amount of deferred tax benefits (including deferred tax consequences attributable to deductible temporary differences and carryforwards) that would be recognized as assets on the Company’s balance sheet computed in accordance with GAAP, but without regard to valuation allowances, less the amount of deferred tax liabilities (including deferred tax consequences attributable to deductible temporary differences) that would be recognized as liabilities on the Company’s balance sheet computed in accordance with GAAP, but without regard to valuation allowances. Neither the Company nor Sara Lee will be required to make any other payments to the other with respect to deferred taxes.

Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Given continuing losses in certain jurisdictions in which the Company operates on a separate return basis, a valuation allowance has been established for the deferred tax assets in these specific locations. Net operating loss carryforwards, charitable contribution carryforwards and capital loss carryforwards have been determined in these Combined and Consolidated Financial Statements as if the Company had been a group of legal entities separate from Sara Lee, which results in different carryforward amounts than those shown by Sara Lee. Prior to the spin off, Sara Lee periodically estimated the probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. The Company adjusts its income tax expense in the period in which these events occur. If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

(q)	Financial Instruments

The Company uses financial instruments, including forward exchange, option and swap contracts, to manage its exposures to movements in interest rates, foreign exchange rates and commodity prices. The use of

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivative contracts.

The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in the “Selling, general and administrative expenses” line of the Combined and Consolidated Financial Statements.

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

(r)	Business Acquisitions

All business acquisitions have been accounted for under the purchase method. Cash, the fair value of other assets distributed, securities issued unconditionally, and amounts of consideration that are determinable at the date of acquisition are included in determining the cost of an acquired business.

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

In November 2006, the Company acquired an Asian sewing production facility for $6,666 in cash and the assumption of $3,560 of debt. Goodwill of $2,766 was recognized as a result of the purchase price exceeding the fair value of the assets and liabilities acquired.

In September 2005, the Company acquired a domestic yarn and textile production company for $2,436 in cash and the assumption of $84,000 of debt. The fair value of the assets acquired, net of liabilities assumed, approximated the purchase price based upon preliminary valuations and no goodwill was recognized as a result of the transaction. In fiscal 2005, purchases from the acquired business accounted for approximately 18% of the Company’s total cost of sales. Following the acquisition, substantially all of the yarn and textiles produced by the acquired business have been used in products produced by the Company, and those that were not have been sold to third parties.

(s)	Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 in 2007. Since the Company is not liable for income taxes related to taxable periods prior to September 5, 2006, the Company believes the impact of this interpretation is mitigated, however the Company’s evaluation is not complete.

Fair Value Measurements

The FASB has issued FAS 157, Fair Value Measurements, or “SFAS 157,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on its results of operations and financial position.

Pension and Other Postretirement Benefits

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R), or “SFAS 158.” SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status, or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive loss and as a separate component of stockholders’ equity. The Company adopted the provision to recognize the funded status of a benefit plan and the disclosure requirements during the six months ended December 30, 2006. The requirement to measure

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008.

(t)	Revisions

A revision to the balance sheet classification was made to the fiscal 2006 and 2005 Combined and Consolidated Balance Sheets for the allowance for product returns of $12,811 and $20,153 for fiscal 2006 and 2005, respectively, which had previously been included in accounts receivable but has been reclassified into accrued liabilities. This revision had no impact on the Company’s previously reported net income or parent companies’ equity.

(3)  Stock-Based Compensation

The Company established the Hanesbrands OIP to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company and incent performance and retention of employees.

On September 26, 2006, a number of awards were made to employees and non-employee directors under the Hanesbrands OIP. Two categories of these awards are intended to replace award values that employees would have received under Sara Lee incentive plans before the spin off. Three other categories of these awards were to attract and retain certain employees, including the Company’s 2006 annual awards.

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

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

A summary of the changes in stock options outstanding to the Company’s employees under the Hanesbrands OIP during the six months ended December 30, 2006 is presented below:

				Weighted-
				Average
		Weighted-		Remaining
		Average	Aggregate	Contractual
		Exercise	Intrinsic	Term
	Shares	Price	Value	(Years)

Options outstanding at July 1, 2006	—	$—	$—	—
Granted	2,955	22.37	—	—
Exercised	6	22.37	—	—
Forfeited	—	—	—	—

Options outstanding at December 30, 2006	2,949	$22.37	$3,686	5.99

Options exercisable at December 30, 2006	1,117	$22.37	$1,397	4.75

There were 1,123 options that vested during the six months ended December 30, 2006. As of December 30, 2006, the Company had unrecognized compensation expense related to stock option awards of $9,211. The total intrinsic value of options that were exercised during the six months ended December 30, 2006 was $8. The weighted average fair value of individual options granted during the six months ended December 30, 2006 was $6.55.

Stock Unit Awards

Restricted stock units (RSUs) of Hanesbrands’ stock are granted to certain Company employees and non-employee directors to incent performance and retention over periods ranging from one to three years. Upon the achievement of defined goals, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. All RSUs which have been granted under the Hanesbrands OIP vest solely upon continued future service to the Company. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees provide the requisite service to the Company. A summary of the changes in the restricted stock unit awards outstanding under the Hanesbrands OIP during the six months ended December 30, 2006 is presented below:

Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Grant-Date	Intrinsic	Contractual
	Shares	Fair Value	Value	Term (Years)

Nonvested share units at July 1, 2006	—	$—	$—	—
Granted	1,546	22.37	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested share units at December 30, 2006	1,546	$22.37	$36,516	2.41

Exercisable share units at December 30, 2006	—	$—	$—	—

As of December 30, 2006, the Company had unrecognized compensation expense related to stock unit awards of $27,380.

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

For all share-based payments under the Hanesbrands OIP, during the six months ended December 30, 2006 the Company recognized total compensation expense of $10,176 and recognized a deferred tax benefit of $3,842. The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the Hanesbrands OIP by issuing newly authorized shares.

The employees of the Company participated in the stock-based compensation plans of Sara Lee prior to the Company’s spin off on September 5, 2006. As a result of the spin off and consistent with the terms of the awards under Sara Lee’s plans, the outstanding Sara Lee stock options granted will generally expire six months after the spin off date. In connection with the spin off, vesting for all nonvested service-based Sara Lee RSUs was accelerated to the spin off date resulting in the recognition of $5,447 of additional compensation expense for the six months ended December 30, 2006. An insignificant number of performance-based Sara Lee RSUs remained unvested through the spin off date.

(4)  Restructuring

The reported results for the six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004 reflect amounts recognized for restructuring actions, including the impact of certain actions that were completed for amounts more favorable than previously estimated. The impact of restructuring on income before income taxes is summarized as follows:

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Restructuring programs:
Six months ended December 30, 2006 Restructuring actions	$33,289	$—	$—	$—
Fiscal year 2006 Restructuring actions	(398)	4,119	—	—
Fiscal year 2005 Restructuring actions	(504)	(2,700)	54,012	—
Fiscal year 2004 Restructuring actions	90	(963)	(2,352)	29,014
Business Reshaping	—	(557)	(133)	(1,548)

Decrease (increase) in income before income taxes	$32,477	$(101)	$51,527	$27,466

The following table illustrates where the costs (income) associated with these actions are recognized in the Combined and Consolidated Statements of Income:

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Cost of sales	$21,199	$—	$—	$—
Selling, general and administrative expenses	—	—	4,549	—
Restructuring	11,278	(101)	46,978	27,466

Decrease (increase) in income before income taxes	$32,477	$(101)	$51,527	$27,466

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

The impact of these costs (income) on the Company’s business segments is summarized as follows:

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Innerwear	$8,063	$(148)	$19,735	$7,904
Outerwear	22,879	(416)	17,437	5,684
Hosiery	2,228	(57)	2,986	2,420
International	(23)	(895)	4,536	8,914

Decrease (increase) in business segment operating profit	33,147	(1,516)	44,694	24,922
Decrease (increase) in general corporate expenses	(670)	1,415	6,833	2,544

Decrease (increase) in operating profit	$32,477	$(101)	$51,527	$27,466

Six Months Ended December 30, 2006 Restructuring Actions

During the six months ended December 30, 2006, the Company, in connection with its plans to migrate portions of its manufacturing operations to lower-cost manufacturing facilities, to improve alignment of sewing operations with the flow of textiles and to consolidate production capacity, approved various actions that will result in the closure of seven facilities. The seven facilities include four textile and sewing plants in the United States, Puerto Rico and Mexico and the three distribution centers in the United States. All actions are expected to be completed within a 12-month period. The net impact of these actions was to reduce income before income taxes by $33,289.

•	$12,090 of the net charge represents costs associated with the planned termination of 2,989 employees for employee termination and other benefits in accordance with benefit plans previously communicated to the affected employee group. This charge is reflected in the “Restructuring” line of the Combined and Consolidated Statement of Income. As of December 30, 2006, 2,082 employees had been terminated and the severance obligation remaining in accrued liabilities on the Combined and Consolidated Balance Sheet was $5,334.

•	$21,199 of the net charge represents accelerated depreciation of buildings and equipment for the period between the date on which the action was approved and actual closure of the facilities. This charge is reflected in the “Cost of Sales” line of the Combined and Consolidated Statement of Income.

The following table summarizes the charges taken for the restructuring activities approved during the six months ended December 30, 2006 and the related status as of December 30, 2006. Any accrued amounts remaining as of December 30, 2006 represent those cash expenditures necessary to satisfy remaining obligations, which will be paid in the next year.

				Accrued
	Cumulative			Restructuring
	Restructuring			as of
	Costs	Non-cash	Cash	December 30,
	Recognized	Charges	Payments	2006

Employee termination and other benefits	$12,090	$(15)	$(6,741)	$5,334
Accelerated depreciation	21,199	(21,199)	—	—

	$33,289	$(21,214)	$(6,741)	$5,334

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

The following table summarizes planned and actual employee terminations by location and business segment as of December 30, 2006:

Number of Employees	Innerwear	Outerwear	Hosiery	Total

United States	714	263	143	1,120
Mexico	—	1,869	—	1,869

	714	2,132	143	2,989

Actions completed	—	1,997	85	2,082
Actions remaining	714	135	58	907

	714	2,132	143	2,989

Fiscal Year 2006 Restructuring Actions

During 2006, the Company approved a series of actions to exit certain defined business activities and to lower its cost structure. Each of these actions is to be completed within a 12-month period after being approved. The net impact of these actions was to reduce income before income taxes by $4,119 in fiscal 2006. The charge represents costs associated with terminating 460 employees and providing them with severance benefits in accordance with benefits previously communicated to the affected employee group. The specific locations of these employees are summarized in a table contained in this note. This charge is reflected in the “Restructuring” line of the Combined and Consolidated Statement of Income. As of December 30, 2006, 355 employees had been terminated and the severance obligation remaining in accrued liabilities on the Combined and Consolidated Balance Sheet was $1,858.

The following table summarizes the charges taken for the restructuring actions approved during 2006 and the related status as of December 30, 2006. Any accrued amounts remaining as of December 30, 2006 represent those cash expenditures necessary to satisfy remaining obligations, which will be primarily paid in the next year.

				Accrued
	Cumulative			Restructuring as of
	Restructuring	Non-Cash	Cash	December 30,
	Recognized	Charges	Payments	2006

Employee termination and other benefits	$3,721	$—	$(1,863)	$1,858

The following table summarizes planned and actual employee terminations by location and business segment as of December 30, 2006:

Number of Employees	Innerwear	Outerwear	International	Corporate	Total

United States	170	70	—	44	284
Mexico	—	—	176	—	176

	170	70	176	44	460

Actions completed	78	70	176	31	355
Actions remaining	92	—	—	13	105

	170	70	176	44	460

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

Fiscal Year 2005 Restructuring Actions

During 2005, the Company approved a series of actions to exit certain defined business activities and to lower its cost structure. Each of these actions was to be completed within a 12-month period after being approved. In 2005 these actions reduced income before income taxes by $54,012.

During 2006, certain of these actions were completed for amounts more favorable than originally estimated. As a result, costs previously accrued were adjusted and resulted in an increase of $2,700 to income before income taxes. The $2,700 consists of a credit for employee termination benefits and resulted from actual costs to settle the obligations being lower than expected. The adjustment is reflected in the “Restructuring” line of the Combined and Consolidated Statement of Income.

During the six months ended December 30, 2006, certain of these actions were completed for amounts more favorable than originally estimated. As a result, costs previously accrued were adjusted and resulted in an increase of $504 to income before income taxes. The $504 consists of a credit for employee termination benefits and resulted from actual costs to settle obligations being lower than expected. The adjustment is reflected in the “Restructuring” line of the Combined and Consolidated Statement of Income.

After combining the amounts recognized in the six months ended December 30, 2006, in fiscal year 2006, and fiscal year 2005, the restructuring actions completed by the Company under these plans reduced income before income taxes by a total of $50,808. This charge reflects the cost associated with terminating 1,012 employees and providing them with severance benefits in accordance with existing benefit plans or local employment laws. The specific location of these employees is summarized in a table contained in this note. This cumulative charge is reflected in the “Restructuring” line in the Combined and Consolidated Statements of Income for the six months ended December 30, 2006, fiscal 2006 and fiscal 2005. As of the end of the six months ended December 30, 2006, all of the employees have been terminated and the severance obligation remaining in accrued liabilities on the Combined and Consolidated Balance Sheet was $8,027.

The following table summarizes the charges taken for the restructuring actions approved during 2005 and the related status as of December 30, 2006. Any accrued amounts remaining as of December 30, 2006 represent those cash expenditures necessary to satisfy remaining obligations, which will be primarily paid in the next year.

				Accrued
	Cumulative			Restructuring as of
	Restructuring	Non-Cash	Cash	December 30,
	Recognized	Charges	Payments	2006

Employee termination and other benefits	$43,418	$—	$(35,391)	$8,027
Noncancelable lease and other contractual obligations	2,841	—	(2,841)	—
Accelerated depreciation	4,549	(4,549)	—	—

	$50,808	$(4,549)	$(38,232)	$8,027

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

The following table summarizes planned and actual employee terminations by location and business segment: All actions were completed as of December 30, 2006.

Number of Employees	Innerwear	Outerwear	Hosiery	International	Corporate	Total

United States	198	84	69	—	336	687
Canada	—	—	—	186	—	186
Mexico	—	—	—	139	—	139

	198	84	69	325	336	1,012

Fiscal Year 2004 Restructuring Actions

During 2004, the Company approved a series of actions to exit certain defined business activities and lower its cost structure. In 2004, these actions reduced income before income taxes by $29,014.

During 2005 and 2006, certain of these actions were completed for amounts more favorable than originally estimated. As a result, during 2005 and 2006, costs previously accrued were adjusted and resulted in an increase of $2,352 and $963 to income before income taxes, respectively. The $2,352 and the $963 are composed of credits for employee termination benefits and resulted from the actual costs to settle termination obligations being lower than expected and certain employees originally targeted for termination not being severed as originally planned. This adjustment is reflected in the “Restructuring” line of the respective years Combined and Consolidated Statements of Income.

During the six months ended December 30, 2006, certain of the termination benefits required additional funding above the original estimates, resulting in additional charges of $90 for employee termination benefits. The adjustment is reflected in the “Restructuring” line of the Combined and Consolidated Statement of Income.

After combining the amounts recognized in the six months ended December 30, 2006 and the fiscal years 2006, 2005, and 2004, the restructuring actions completed by the Company under these action plans reduced income before income taxes by a total of $25,789. This charge reflects the cost associated with terminating 4,425 employees and providing them with severance benefits in accordance with existing benefit plans or local employment laws. The specific location of these employees is summarized in a table contained in this note. This cumulative charge is reflected in the “Restructuring” line in the Combined and Consolidated Statements of Income for fiscal years 2006, 2005 and 2004. As of the end of the six months ended December 30, 2006, all of the employees have been terminated and the severance obligation remaining in accrued liabilities on the Combined and Consolidated Balance Sheet was $36.

The following table summarizes the cumulative charges taken for the restructuring actions approved during 2004 and the related status as of December 30, 2006. Any accrued amounts remaining as of the end of 2006 represent those cash expenditures necessary to satisfy remaining obligations, which will be primarily paid in the next year.

			Accrued
	Cumulative		Restructuring as of
	Restructuring	Cash	December 30,
	Recognized	Payments	2006

Employee termination and other benefits	$25,789	$(25,753)	$36

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

The following table summarizes the employee terminations by location and business segment. All actions were completed as of December 30, 2006.

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

During the six months ended December 30, 2006, cash payments of $84 were made for obligations related to these actions, resulting in an ending accrual balance of $1,774 at December 30, 2006.

(5)  Inventories

Inventories consisted of the following:

	December 30,	July 1,	July 2,
	2006	2006	2005

Raw materials	$111,503	$104,728	$93,813
Work in process	197,645	196,170	181,556
Finished goods	907,353	935,688	987,188

	$1,216,501	$1,236,586	$1,262,557

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

(6)  Property, Net

Property is summarized as follows:

	December 30,	July 1,	July 2,
	2006	2006	2005

Land	$22,234	$29,023	$22,033
Buildings and improvements	412,558	463,146	405,277
Machinery and equipment	1,154,329	1,124,517	1,138,428
Construction in progress	22,928	32,235	41,005
Capital leases	19,787	25,966	28,358

	1,631,836	1,674,887	1,635,101
Less accumulated depreciation	1,074,970	1,057,866	1,076,444

Property, net	$556,866	$617,021	$558,657

The total depreciation expense recognized in the six months ended December 30, 2006 and fiscal years ended 2006, 2005 and 2004, was $69,946, $105,173, $108,791 and $105,517, respectively.

(7)  Notes Payable to Banks

The Company had the following short-term obligations at December 30, 2006, July 1, 2006 and July 2, 2005:

		Principal Amount
	Interest	December 30,	July 1,	July 2,
	Rate	2006	2006	2005

364-day credit facility	3.16%	$—	$—	$81,972
Short term revolving facility in China	5.02%	6,554	3,471	—
Other	8.22%	7,710	—	1,331

		$14,264	$3,471	$83,303

During the six months ended December 30, 2006, the Company amended its short-term revolving facility arrangement with a Chinese branch of a U.S. bank. The facility, renewable annually, was initially in the amount of RMB 30 million and was increased to RMB 56 million ($7,168) as of December 30, 2006. Borrowings under the facility accrue interest at the prevailing base lending rates published by the People’s Bank of China from time to time less 10%. As of December 30, 2006, $6,554 was outstanding under this facility with $614 of borrowing available. The Company was in compliance with the covenants contained in this facility at December 30, 2006.

The Company had other short-term obligations amounting to $7,710 which consisted of a short-term revolving facility arrangement with an Indian branch of a U.S. bank amounting to INR 220 million ($4,991) of which $3,877 was outstanding at December 30, 2006 which accrues interest at 10.5%, and multiple short-term credit facilities and promissory notes acquired as part of the Company’s acquisition of a sewing facility in Thailand, totaling THB 241 million ($6,774) of which $3,833 was outstanding at December 30, 2006 which accrues interest at an average rate of 5.9%.

Historically, the Company maintained a 364-day short-term non-revolving credit facility under which the Company could borrow up to 107 million Canadian dollars at a floating rate of interest that was based upon

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

either the announced bankers acceptance lending rate plus 0.6% or the Canadian prime lending rate. Under the agreement, the Company had the option to borrow amounts for periods of time less than 364 days. The facility expired at the end of the 364-day period and the amount of the facility could not be increased until the next renewal date. During fiscal 2004 and 2005 the Company and the bank renewed the facility. At the end of fiscal 2005, the Company had borrowings under this facility of $81,972 at an interest rate of 3.16%. In 2006, the borrowings under this agreement were repaid at the end of the year and the facility was closed.

Total interest paid on notes payable was $308, $2,588, $4,041 and $3,945 in the six months ended December 30, 2006 and fiscal years ended 2006, 2005 and 2004, respectively.

(8)  Long-term debt

In connection with the spin off on September 5, 2006, the Company entered into a $2,150,000 senior secured credit facility (the “Senior Secured Credit Facility”), a $450,000 senior secured second lien credit facility (the “Second Lien Credit Facility”) and a $500,000 bridge loan facility (the “Bridge Loan Facility”). The Bridge Loan Facility was paid off in full through the issuance of $500,000 of floating rate senior notes (the “Floating Rate Senior Notes”) issued in December 2006. The outstanding balances at December 30, 2006 are reported in the “Current portion of long-term debt” and “Long-term debt” lines of the Combined and Consolidated Balance Sheet. The following paragraphs describe these facilities.

Senior Secured Credit Facility

The Senior Secured Credit Facility provides for aggregate borrowings of $2,150,000, consisting of: (i) a $250,000 Term A loan facility (the “Term A Loan Facility”); (ii) a $1,400,000 Term B loan facility (the “Term B Loan Facility”); and (iii) a $500,000 revolving loan facility (the “Revolving Loan Facility”). The Senior Secured Credit Facility is guaranteed by substantially all of Hanesbrands’ U.S. subsidiaries and is secured by equity interests in substantially all of Hanesbrands’ direct and indirect U.S. subsidiaries and 65% of the voting securities of certain foreign subsidiaries and substantially all present and future assets of Hanesbrands and the guarantors. At the Company’s option, borrowings under the Senior Secured Credit Facility may be maintained from time to time as (a) Base Rate loans, which shall bear interest at the higher of (i) 1/2 of 1% in excess of the federal funds rate and (ii) the rate published in the Wall Street Journal as the “prime rate” (or equivalent), in each case in effect from time to time, plus the applicable margin in effect from time to time (which is currently 0.75% for the Term A Loan Facility and the Revolving Loan Facility and 1.25% for the Term B Loan Facility), or (b) LIBOR based loans, which shall bear interest at the LIBO Rate (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), as determined by the administrative agent for the respective interest period plus the applicable margin in effect from time to time (which is currently 1.75% for the Term A Loan Facility and the Revolving Loan Facility and 2.25% for the Term B Loan Facility). The final maturity of the Term A Loan Facility is September 5, 2012. The Term A Loan Facility amortizes in an amount per annum equal to the following: year 1—5.00%; year 2—10.00%; year 3—15.00%; year 4—20.00%; year 5—25.00%; year 6—25.00%. The final maturity of the Term B Loan Facility is September 5, 2013. The Term B Loan Facility is payable in equal quarterly installments in an amount equal to 1% per annum, with the balance due on the maturity date. The final maturity of the Revolving Loan Facility is September 5, 2011. As of December 30, 2006, the Company had $0 outstanding under the Revolving Loan Facility, $122,549 of standby and trade letters of credit issued and outstanding under this facility and $377,451 of borrowing

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

availability. At December 30, 2006, the interest rates on the Term A Loan Facility and the Term B Loan Facility were 7.13% and 7.63% respectively. Outstanding borrowings under the Senior Secured Credit Facility are prepayable without penalty.

The Senior Secured Credit Facility requires the Company to comply with customary affirmative, negative, and financial covenants, and includes customary events of default. As of December 30, 2006, the Company was in compliance with all covenants.

Second Lien Credit Facility

The Second Lien Credit Facility provides for aggregate borrowings of $450,000 by Hanesbrands’ wholly-owned subsidiary, HBI Branded Apparel Limited, Inc. The Second Lien Credit Facility is unconditionally guaranteed by Hanesbrands and each entity guaranteeing the Senior Secured Credit Facility. The Second Lien Credit Facility and the guarantees in respect thereof are secured on a second-priority basis (subordinate only to the Senior Secured Credit Facility and any permitted additions thereto or refinancings thereof) by substantially all of the assets that secure the Senior Secured Credit Facility. Loans under the Second Lien Credit Facility bear interest in the same manner as those under the Senior Secured Credit Facility, subject to a margin of 2.75% for Base Rate loans and 3.75% for LIBOR based loans. The Second Lien Credit Facility matures on March 5, 2014, may not be prepaid prior to September 5, 2007, and includes premiums for prepayment of the loan prior to September 5, 2009 based upon timing of the prepayments. The Second Lien Credit Facility will not amortize and will be repaid in full on its maturity date. At December 30, 2006 the interest rate on the Second Lien Credit Facility was 9.13%. The Second Lien Credit Facility requires the Company to comply with customary affirmative, negative, and financial covenants, and includes customary events of default. As of December 30, 2006, the Company was in compliance with all covenants.

Bridge Loan Facility

Prior to its repayment in full, the Bridge Loan Facility provided for a borrowing of $500,000 and was unconditionally guaranteed by each entity guaranteeing the Senior Secured Credit Facility. The Bridge Loan Facility was unsecured and was scheduled to mature on September 5, 2007. If the Bridge Loan Facility had not been repaid prior to or at maturity, the outstanding principal amount of the facility was to roll over into a rollover loan in the same amount that was to mature on September 5, 2014. Lenders that extended rollover loans to the Company would have been entitled to request that the Company issue “exchange notes” to them in exchange for the rollover loans, and also to request that the Company register such notes upon request. All amounts outstanding were repaid through the issuance of Floating Rate Senior Notes as described below.

Floating Rate Senior Notes

On December 14, 2006, the Company issued $500,000 aggregate principal amount of Floating Rate Senior Notes due 2014. The Floating Rate Senior Notes are senior unsecured obligations that rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness. The Floating Rate Senior Notes bear interest at an annual rate, reset semi-annually, equal to the London Interbank Offered Rate, or LIBOR, plus 3.375%. Interest is payable on the Floating Rate Senior Notes on June 15 and December 15 of each year beginning on June 15, 2007. The Floating Rate Senior Notes will mature on December 15, 2014. The net proceeds from the sale of the Floating Rate Senior Notes were approximately $492,000. These proceeds, together with working capital, were used to repay in full the $500,000 outstanding under the Bridge Loan Facility. The Floating Rate Senior Notes are guaranteed by substantially all of the Company’s domestic

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

subsidiaries. The Floating Rate Senior Notes are redeemable on or after December 15, 2008, subject to premiums based upon timing of the prepayments.

Future principal payments for all of the facilities described above are as follows: $9,375 due in fiscal year 2007, $34,375 due in fiscal year 2008, $54,625 due in fiscal year 2009, $67,125 due in fiscal year 2010, $57,375 due in fiscal year 2011 and $2,270,500 thereafter. Reflected in these future principal payments was a $100,000 prepayment made during the six months ended December 30, 2006. This prepayment relieved any requirement for the Company to make mandatory payments on the Term B Loan Facility through fiscal 2008.

During the six months ended December 30, 2006, the Company incurred $50,248 in debt issuance costs in connection with the issuance of the Senior Secured Credit Facility, the Second Lien Facility, Bridge Loan Facility and the Floating Rate Senior Notes. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from five to eight years. As of December 30, 2006, the net carrying value was $40,568 which is included in other noncurrent assets in the Combined and Consolidated Balance Sheet. The Company’s debt issuance cost amortization was $2,279 for the six months ended December 30, 2006. During the six months ended December 30, 2006, the Company recognized $7,401 of losses on early extinguishment of debt which is comprised of a $6,125 loss for unamortized debt issuance costs on the Bridge Loan Facility in connection with the issuance of the Floating Rate Senior Notes and a $1,276 loss related to unamortized debt issuance costs on the Senior Secured Credit Facility for the prepayment of $100,000 of principal in December 2006 As discussed above, the proceeds from the issuance of the Floating Rate Senior Notes were used to repay the entire outstanding principal of the Bridge Loan Facility.

Total cash paid for interest related to the long term debt during the six months ended December 30, 2006 was $68,569.

(9)  Comprehensive Income (Loss)

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

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Net income	$74,139	$322,493	$218,509	$449,552
Translation adjustments	(5,989)	13,518	15,187	(6,680)
Net unrealized income (loss) on cash flow hedges, net of tax	(597)	(3,693)	(1,028)	4,389
Minimum pension liability, net of tax	(9,864)	—	—	—

Comprehensive income	$57,689	$332,318	$232,668	$447,261

The balances reported in the above table are net of the federal, state and foreign statutory tax rates, as applicable.

In connection with the spin off on September 5, 2006, the Company assumed obligations relating to the Company’s current and former employees included within Sara Lee sponsored pension and retirement plans,

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

including $53,813 of additional minimum pension liability that has not been reflected in comprehensive income for the six months ended December 30, 2006 but is, however, included in accumulated other comprehensive loss at December 30, 2006.

During the six months ended December 30, 2006, the Company adopted one provision of SFAS 158 which requires a company to report the unfunded positions of employee benefit plans on the balance sheet while all other deferred charges are reported as a component of accumulated other comprehensive income. The impact of adopting the SFAS 158 provision was $19,079, net of tax, which is not reflected in comprehensive income but is, however, included in accumulated other comprehensive loss at December 30, 2006.

The components of accumulated other comprehensive loss are as follows:

		Net Unrealized	Pension		Accumulated
	Cumulative	Income (Loss)	and		Other
	Translation	on Cash Flow	Post-	Income	Comprehensive
	Adjustment	Hedges	Retirement	Taxes	Loss

Balance at July 3, 2004	$(33,600)	$1,883	$—	$(651)	$(32,368)
Other comprehensive income (loss) activity	15,187	(1,408)	—	380	14,159

Balance at July 2, 2005	$(18,413)	$475	$—	$(271)	$(18,209)
Other comprehensive income (loss) activity	13,518	(6,051)	—	2,358	9,825

Balance at July 1, 2006	$(4,895)	$(5,576)	$—	$2,087	$(8,384)
Other comprehensive income (loss) activity	(5,989)	(1,050)	(72,412)	28,267	(51,184)

Balance at December 30, 2006	$(10,884)	$(6,626)	$(72,412)	$30,354	$(59,568)

(10)  Leases

The Company leases certain buildings, equipment and vehicles under agreements that are classified as capital leases. The building leases have original terms that range from ten to 15 years, while the equipment and vehicle leases generally have terms of less than seven years.

The gross amount of plant and equipment and related accumulated depreciation recorded under capital leases were as follows:

	December 30,	July 1,	July 2,
	2006	2006	2005

Buildings	$7,624	$7,624	$8,258
Machinery and equipment	3,700	3,700	3,660
Vehicles	8,463	14,642	16,440

	19,787	25,966	28,358
Less accumulated depreciation	17,883	21,439	20,132

Net capital leases	$1,904	$4,527	$8,226

Depreciation expense for capital lease assets was $1,003 in the six months ended December 30, 2006, $3,233 in fiscal 2006, $4,467 in fiscal 2005 and $4,321 in fiscal 2004.

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

Rental expense under operating leases was $27,590 in the six months ended December 30, 2006, $54,874 in fiscal 2006, $52,055 in fiscal 2005 and $45,997 in fiscal 2004.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 30, 2006 were as follows:

		Capital	Operating
		Leases	Leases

Year:
	2007	$1,290	$32,440
	2008	752	27,121
	2009	533	22,531
	2010	—	17,588
	2011	—	12,606
	Thereafter	—	15,099

	Total minimum lease payments	2,575	$127,385
	Less amount representing interest	339

	Present value of net minimum capital lease payments	2,236
	Less current installments of obligations under capital leases	1,136

	Obligations under capital leases, excluding current installments	$1,100

(11)  Commitments and Contingencies

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

License Agreements

The Company is party to several royalty-bearing license agreements for use of third-party trademarks in certain of their products. The license agreements typically require a minimum guarantee to be paid either at the commencement of the agreement, by a designated date during the term of the agreement or by the end of the agreement period. When payments are made in advance of when they are due, the Company records a prepayment and amortizes the expense in the “Cost of sales” line of the Combined and Consolidated Income Statements uniformly over the guaranteed period. For guarantees required to be paid at the completion of the agreement, royalties are expensed through “Cost of sales” as the related sales are made. Management has reviewed all license agreements and concluded that these guarantees do not fall under Statement of Financial

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

Accounting Standards Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and accordingly, there are no liabilities recorded at inception of the agreements.

For the six months ended December 30, 2006 and fiscal years 2006, 2005 and 2004, the Company incurred royalty expense of approximately $16,401, $12,554, $10,571 and $9,570, respectively. During the six months ended December 30, 2006, the Company incurred expense of $9,675 in connection with the buy out of a license agreement and the settlement of certain contractual terms relating to another license agreement. The $9,675 was recorded in the “Selling, general and administrative expenses” line of the Combined and Consolidated Statement of Income.

Minimum amounts due under the license agreements are approximately $6,294 in 2007, $320 in 2008, and $280 in 2009. There are no minimum amounts due after fiscal year 2009.

(12)  Intangible Assets and Goodwill

(a)	Intangible Assets

The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

		Accumulated	Net Book
	Gross	Amortization	Value

Six months ended December 30, 2006:
Intangible assets subject to amortization:
Trademarks and brand names	$182,520	$53,616	$128,904
Computer software	33,091	24,814	8,277

	$215,611	$78,430

Net book value of intangible assets			$137,181

		Accumulated	Net Book
	Gross	Amortization	Value

Fiscal year 2006:
Intangible assets subject to amortization:
Trademarks and brand names	$182,914	$50,815	$132,099
Computer software	26,963	24,368	2,595
Other intangibles	1,873	203	1,670

	$211,750	$75,386

Net book value of intangible assets			$136,364

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

		Accumulated	Net Book
	Gross	Amortization	Value

Fiscal year 2005:
Intangible assets subject to amortization:
Trademarks and brand names	$89,457	$26,457	$63,000
Computer software	24,721	22,836	1,885
Other intangibles	1,873	16	1,857

	$116,051	$49,309	66,742

Trademarks and brand names not subject to amortization			79,044

Net book value of intangible assets			$145,786

The amortization expense for intangibles subject to amortization was $3,466 in the six months ended December 30, 2006, $9,031 in fiscal 2006, $9,100 in fiscal 2005, and $8,712 in fiscal 2004. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $7,346 in 2007, $7,834 in 2008, $7,608 in 2009, $6,249 in 2010, and $5,146 in 2011.

No impairment charges were recognized in the six months ended December 30, 2006, fiscal 2006 or fiscal 2005. However, as a result of the annual impairment review, the Company concluded that certain trademarks had lives that were no longer indefinite. As a result of this conclusion, trademarks with a net book value of $79,044 and $51,524 in fiscal 2006 and fiscal 2005 and, respectively, were moved from the indefinite lived category and amortization was initiated over a 30 year period.

(b)	Goodwill

Goodwill and the changes in those amounts during the period are as follows:

Net book value at July 2, 2005	$278,781
Foreign exchange	(126)

Net book value at July 1, 2006	$278,655
Acquisition of business	2,766
Foreign exchange	104

Net book value at December 30, 2006	$281,525

There was no impairment of goodwill in any of the periods presented.

(13)  Guarantees

Due to the historical relationship between Sara Lee and the Company prior to the spin off on September 5, 2006, there are various contracts under which Sara Lee has guaranteed certain third-party obligations relating to the Company’s business. Typically, these obligations arise from third-party credit facilities guaranteed by Sara Lee and as a result of contracts entered into by the Company’s entities and authorized by Sara Lee, under which Sara Lee agrees to indemnify a third-party against losses arising from a breach of representations and covenants related to such matters as title to assets sold, the collectibility of receivables, specified

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

environmental matters, lease obligations and certain tax matters. In each of these circumstances, payment by Sara Lee is conditioned on the other party making a claim pursuant to the procedures specified in the contract, which procedures allow Sara Lee to challenge the other party’s claims. In addition, Sara Lee’s obligations under these agreements may be limited in terms of time and/or amount, and in some cases Sara Lee or the related entities may have recourse against third-parties for certain payments made by Sara Lee. It is not possible to predict the maximum potential amount of future payments under certain of these agreements, due to the conditional nature of Sara Lee’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Sara Lee under these agreements have not been material, and no amounts are accrued for these items on the Combined and Consolidated Balance Sheets.

As of December 30, 2006, these contracts included the guarantee of credit limits with third-party banks, and guarantees over supplier purchases. The Company had not guaranteed or undertaken any obligation on behalf of Sara Lee or any other related entities as of December 30, 2006.

(14)  Financial Instruments and Risk Management

(a)	Interest rate swaps

In connection with the spin off from Sara Lee on September 5, 2006, the Company incurred debt of $2,600,000 plus an unfunded revolver with capacity of $500,000, all of which bears interest at floating rates. During the six months ended December 30, 2006, the Company has executed certain interest rate cash flow hedges in the form of swaps and caps in order to mitigate the Company’s exposure to variability in cash flows for the future interest payments on a designated portion of borrowings.

The Company records gains and losses on these derivative instruments using hedge accounting. Under this accounting method, gains and losses are deferred into accumulated other comprehensive loss until the hedged transaction impacts the Company’s earnings. However, on a quarterly basis hedge ineffectiveness will be measured and any resulting ineffectiveness will be recorded as gain or losses in the respective measurement period.

During the six months ended December 30, 2006, the Company deferred losses of $2,743 into accumulated other comprehensive loss. There was no gain or loss recorded in earnings as a result of hedge ineffectiveness for the six months ended December 30, 2006.

	Notional	Interest Rates
Interest Rate Swaps	Principal	Receive	Pay

3 year: Receive variable-pay fixed	$200,000	3-month LIBOR	5.18%
4 year: Receive variable-pay fixed	100,000	3-month LIBOR	5.14%
5 year: Receive variable-pay fixed	200,000	3-month LIBOR	5.15%

(b)	Forward Exchange, Option Contracts and Caps

The Company uses forward exchange and option contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated transactions, foreign currency-denominated investments, other known foreign currency exposures and to reduce the effect of fluctuating commodity prices on raw materials purchased for production. Gains and losses on these contracts are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates and fluctuating commodity prices.

Cotton is the primary raw material the Company uses to manufacture many of its products and is purchased at market prices. In fiscal 2006, the Company started to use commodity financial instruments to

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

hedge the price of cotton, for which there is a high correlation between the hedged item and the hedged instrument. The notional amounts outstanding under the futures contracts were 0 and 38,700 bales of cotton at December 30, 2006 and July 1, 2006, respectively. The notional amounts outstanding under the options contracts were 108,000 and 170,000 bales of cotton at December 30, 2006 and July 1, 2006, respectively.

Historically, the principal currencies hedged by the Company include the European euro, Mexican peso, Canadian dollar and Japanese yen. The following table summarizes by major currency the contractual amounts of the Company’s foreign exchange forward contracts in U.S. dollars. The bought amounts represent the net U.S. dollar equivalent of commitments to purchase foreign currencies, and the sold amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. There were no open foreign exchange forward contracts at December 30, 2006.

	July 1,	July 2,	July 3,
	2006	2005	2004

Foreign currency—bought (sold):
Canadian dollar	$(30,155)	$(36,413)	$(34,701)
European euro	1,006	1,388	2,459
Japanese yen	(5,837)	(17,078)	(10,404)
Mexican peso	—	(15,830)	(13,799)
Colombian peso	9,579	4,550	—
Other	—	(1,365)	—

The Company held foreign exchange option contracts to reduce the foreign exchange fluctuations on anticipated purchase transactions. There were no open option contracts at December 30, 2006. The following table summarizes the notional amount of option contracts to sell foreign currency, in U.S. dollars:

	July 1,	July 2,	July 3,
	2006	2005	2004

Foreign currency—sold:
European euro	$11,066	$12,285	$1,302
Japanese yen	6,029	—	—

For the interest rate swaps and caps and all forward exchange and option contracts, the following table summarizes the net derivative gains or losses deferred into accumulated other comprehensive loss and reclassified to earnings in the six months ended December 30, 2006 and fiscal years 2006, 2005 and 2004.

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Net accumulated derivative gain (loss) deferred at beginning of year	$(5,576)	$475	$1,883	$(4,740)
Deferral of net derivative gain (loss) in accumulated other comprehensive loss	(2,604)	(4,452)	(1,620)	3,585
Reclassification of net derivative loss (gain) to income	1,554	(1,599)	212	3,038

Net accumulated derivative gain (loss) at end of year	$(6,626)	$(5,576)	$475	$1,883

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

The Company expects to reclassify into earnings during the next 12 months net loss from accumulated other comprehensive loss of approximately $6,626 at the time the underlying hedged transactions are realized. During the six months ended December 30, 2006 and the years ended July 1, 2006, July 2, 2005 and July 3, 2004 the Company recognized expense of $0, $0, $554 and $306, respectively, for hedge ineffectiveness related to cash flow hedges. Amounts reported for hedge ineffectiveness are not included in accumulated other comprehensive loss and therefore, not included in the above table.

There were no derivative losses excluded from the assessment of effectiveness or gains or losses resulting from the disqualification of hedge accounting for the six months ended December 30, 2006 and fiscal years 2006, 2005 and 2004.

(c)	Fair Values

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable, accounts payable and long term debt approximated fair value as of December 30, 2006, July 1, 2006, and July 2, 2005. The fair value of long term debt approximates the carrying value as all the credit facilities are at floating rates. The carrying amounts of the Company’s notes payable to parent companies, notes payable to banks, notes payable to related entities and funding receivable/payable with parent companies approximated fair value as of December 30, 2006, July 1, 2006, and July 2, 2005, primarily due to the short-term nature of these instruments. The fair values of the remaining financial instruments recognized in the Combined and Consolidated Balance Sheets of the Company at the respective year ends were:

	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Currency swaps	$—	$—	$—	$56,258
Interest rate swaps	(2,743)	—	—	—
Foreign currency forwards and options	—	1,168	348	1,434
Interest rate options	711	—	—	—
Commodity forwards and options	1,597	(1,216)	—	—

The fair value of the swaps is determined based upon externally developed pricing models, using financial market data obtained from swap dealers. The fair value of the forwards and options is based upon quoted market prices obtained from third-party institutions.

(d)	Currency Swaps

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

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

The fair value of currency swaps is determined based upon externally developed pricing models, using financial data obtained from swap dealers.

		Weighted Average
	Notional	Interest Rates(2)
Currency Swap	Principal(1)	Receive	Pay

2004: Receive variable — pay variable	$247,875	2.5	1.7

(1)	The notional principal is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction and is equal to the amount of foreign currency or dollar principal exchanged at maturity, if applicable.

(2)	The weighted-average interest rates are at the balance sheet date.

(e)	Concentration of Credit Risk

Trade accounts receivable due from customers that the Company considers highly leveraged were $107,783 at December 30, 2006, $121,870 at July 1, 2006, $100,314 at July 2, 2005 and $79,598 at July 3, 2004. The financial position of these businesses has been considered in determining allowances for doubtful accounts.

(15)  Defined Benefit Pension Plans

Prior to the spin off from Sara Lee on September 5, 2006, employees who met certain eligibility requirements participated in defined benefit pension plans sponsored by Sara Lee. These defined benefit pension plans included employees from a number of domestic Sara Lee business units. All obligations pursuant to these plans have historically been obligations of Sara Lee and as such, were not included on the Company’s historical Combined and Consolidated Balance Sheets, prior to September 5, 2006. The annual cost of the Sara Lee defined benefit plans was allocated to all of the participating businesses based upon a specific actuarial computation which was followed consistently. In addition to participation in the Sara Lee sponsored plans, the Company sponsors two noncontributory defined benefit plans, the Playtex Apparel, Inc. Pension Plan (the “Playtex Plan”) and the National Textiles, L.L.C. Pension Plan (the “National Textiles Plan”), for certain qualifying individuals.

On January 1, 2006, benefits under the Sara Lee Corporation Consolidated Pension and Retirement Plan (the “Sara Lee Pension Plan”) and the defined benefit portion of the Sara Lee Supplemental Executive Retirement Plan were frozen. Further, all Sara Lee retirement plans covering only Company employees (such as the Playtex Apparel Pension Plan) were transferred to the Company, and any Sara Lee retirement plans covering both Sara Lee employees and Company employees (such as the Sara Lee Corporation Consolidated Pension and Retirement Plan) were legally partitioned such that the Company’s employees have been separated from the Sara Lee plans and the Company is effectively the legal sponsor of a new partitioned plans. Specifically, effective as of January 1, 2006, the Company created the Hanesbrands Inc. Pension and Retirement Plan (the “Hanesbrands Pension Plan”), a new frozen defined benefit plan to receive assets and liabilities accrued under the Sara Lee Pension Plan that are attributable to current and former Company employees.

Total assets for the Hanesbrands Pension Plan remain within the master trust of Sara Lee. A final transfer of assets from the Sara Lee master trust to the trust funding the new Hanesbrands Pension Plan will occur in fiscal 2007 once the allocation of assets and liabilities has been completed in accordance with governmental

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

regulations. The fair value of plan assets included in the annual valuations represents a best estimate based upon a percentage allocation of total assets of the Sara Lee trust and will be adjusted once the final transfer is made.

In connection with the spin off on September 5, 2006, the Company assumed Sara Lee’s obligations under the Sara Lee Corporation Consolidated Pension and Retirement Plan, the Sara Lee Supplemental Executive Retirement Plan, the Sara Lee Canada Pension Plans and certain other plans that related to the Company’s current and former employees. Prior to the spin off the obligations were not included in the Company’s Combined and Consolidated Financial Statements. The obligations and costs related to all of these plans, in addition to those obligations and costs related to the Playtex Plan and the National Textiles Plan, are included in the Company’s Combined and Consolidated Financial Statements as of December 30, 2006.

On September 29, 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. The objectives of SFAS 158 are for an employer to a) recognize the overfunded status of a plan as an asset and the underfunded status of a plan as a liability in the balance sheet and to recognize changes in the funded status in comprehensive income or loss, and b) measure the funded status of a plan as of the date of its balance sheet date. Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard. SFAS 158 requires initial application of the requirement to recognize the funded status of a benefit plan and the related disclosure provisions as of the end of fiscal years ending after December 15, 2006. SFAS 158 requires initial application of the requirement to measure plan assets and benefit obligations as of the balance sheet date as of the end of fiscal years ending after December 15, 2008. The Company adopted part (a) of the statement as of December 30, 2006. The following table summarizes the effect of required changes in the additional minimum pension liabilities (AML) as of December 30, 2006 prior to the adoption of SFAS 158 as well as the impact of the initial adoption of SFAS 158:

	Prior to AML	AML	Post AML,	FAS 158	Post AML,
	and FAS 158	Adjustment	Pre FAS 158	Adjustment	Post FAS 158

Prepaid pension asset	$—	$—	$—	$1,356	$1,356
Accrued pension liability	$90,491	$48,100	$138,591	$61,566	$200,157
Intangible asset	$—	$436	$436	$(436)	$—
Accumulated other comprehensive income, net of tax	$—	$(63,677)	$(63,677)	$(2,854)	$(66,531)
Deferred tax asset	$—	$40,541	$40,541	$1,238	$41,779

The annual expense incurred by the Company for these defined benefit plans is as follows:

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Participation in Sara Lee sponsored defined benefit plans	$725	$30,835	$46,675	$67,340
Hanesbrands sponsored benefit plans	2,182	—	—	—
Playtex Apparel, Inc. Pension Plan	(30)	(234)	9	753
National Textiles L.L.C. Pension Plan	(425)	(1,059)	—	—

Total pension plan expense	$2,452	$29,542	$46,684	$68,093

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

The components of net periodic benefit cost and other amounts recognized in other comprehensive loss of the Company’s noncontributory defined benefit pension plans were as follows:

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Service cost	$384	$—	$1	$2
Interest cost	17,848	5,291	1,274	1,297
Expected return on assets	(17,011)	(6,584)	(1,510)	(1,226)
Amortization of:
Transition asset	(98)	—	—	—
Prior service cost	(1)	—	232	232
Net actuarial loss	605	—	12	448

Net periodic pension cost	$1,727	$(1,293)	$9	$753

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net loss	$111,505
Prior service credit	(385)

Total recognized in other comprehensive loss	111,120

Total recognized in net periodic benefit cost and other comprehensive loss	$112,847

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $2,692 and $43, respectively.

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	December 30,	July 1,	July 2,
	2006	2006	2005

Projected benefit obligation:
Beginning of year	$113,305	$22,456	$23,910
Assumption of obligations	745,550	—	—
Service cost	378	—	1
Interest cost	16,781	5,292	1,274
Benefits paid	(18,427)	(7,129)	(1,635)
Net transfer in due to acquisition	—	94,011	—
Plan amendments	401	—	—
Actuarial (gain) loss	27,543	(1,325)	(1,094)

End of year	885,531	113,305	22,456

Fair value of plan assets:
Beginning of year	101,507	19,443	20,026
Assumption of assets	531,322	—	—
Actual return on plan assets	20,831	3,544	1,051
Net transfer in due to acquisition	—	85,649	—
Employer contributions	51,497	—	—
Benefits paid	(18,427)	(7,129)	(1,634)

End of year	686,730	101,507	19,443

Funded status	$(198,801)	$(11,798)	$(3,013)

Unrecognized prior service cost		—	—

Unrecognized net loss		3,580	1,864

Net amounts recognized		$(8,218)	$(1,149)

Amounts recognized in the Company’s Combined and Consolidated Balance Sheets consist of:

Noncurrent assets	$1,355	$—	$—
Current liabilities	(2,441)	—	—
Noncurrent liabilities	(197,715)	(11,798)	(3,013)
Accumulated other comprehensive loss	(108,310)	3,580	1,864

At December 30, 2006 the amounts recognized in accumulated other comprehensive loss consists of:

Prior service cost	$(385)
Actuarial loss	(107,925)

$(108,310)

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

Accrued benefit costs related to the Company’s defined benefit pension plans are reported in the “Other noncurrent assets”, “Accrued liabilities—Payroll and employee benefits” and “Pension and postretirement benefits” lines of the Combined and Consolidated Balance Sheets.

(a)	Measurement Date and Assumptions

A September 30 measurement date was used to value plan assets and obligations for the Company’s defined benefit pension plans for the six months ended December 30, 2006, and a March 31 measurement date for all previous periods. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the periods presented were as follows:

			July 1,		July 2,	July 3,
	December 30, 2006		2006		2005	2004

Net periodic benefit cost:
Discount rate	5.77%		5.60%		5.50%	5.50%
Long-term rate of return on plan assets	7.57		7.76		7.83	7.75
Rate of compensation increase	3.60	(1)	4.00	(1)	4.50	5.87
Plan obligations:
Discount rate	5.77%		5.80%		5.60%	5.50%
Rate of compensation increase	3.60	(1)	4.00	(1)	4.00	4.50

(1)	The compensation increase assumption applies to the Canadian plans and portions of the Hanesbrands nonqualified retirement plans, as benefits under these plans are not frozen at December 30, 2006 and July 1, 2006.

(b)	Plan Assets, Expected Benefit Payments, and Funding

The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Asset category:
Equity securities	63%	61%	58%	61%
Debt securities	32	38	31	33
Real estate	—	—	4	4
Cash and other	5	1	7	2

The investment objectives for the pension plan assets are designed to generate returns that will enable the pension plans to meet their future obligations.

The Company plans to contribute a minimum of $33,000 to the pension plans in fiscal 2007. Expected benefit payments to the plans are as follows: $48,321 in fiscal 2007, $47,851 in fiscal 2008, $47,497 in fiscal 2009, $48,089 in fiscal 2010, $48,403 in fiscal 2011 and $260,725 thereafter.

(16)  Postretirement Healthcare and Life Insurance Plans

Prior to the spin off from Sara Lee on September 5, 2006, employees who met certain eligibility requirements participated in post-retirement healthcare and life insurance sponsored by Sara Lee. These plans included employees from a number of domestic Sara Lee business units. All obligations pursuant to these

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

plans have historically been obligations of Sara Lee and as such, were not included on the Company’s historical Condensed Combined and Consolidated Balance Sheets, prior to September 5, 2006. The annual cost of the Sara Lee defined benefit plans was allocated to all of the participating businesses based upon a specific actuarial computation which was followed consistently.

In connection with the spin off on September 5, 2006, the Company assumed Sara Lee’s obligations under the Sara Lee postretirement plans. The obligations and costs related to all of these plans are included in the Company’s Combined and Consolidated Financial Statements as of September 30, 2006.

In December 2006, the Company changed the postretirement plan benefits to (a) pass along a higher share of retiree medical costs to all retirees effective February 1, 2007, (b) eliminate company contributions toward premiums for retiree medical coverage effective December 1, 2007, (c) eliminate retiree medical coverage options for all current and future retirees age 65 and older and (d) eliminate future postretirement life benefits. The gain on curtailment represents the unrecognized amounts associated with prior plan amendments that were being amortized into income over the remaining service period of the participants prior to the December 2006 amendments. A postretirement benefit income of $28,467 is recorded in the Combined and Consolidated Statement of Income for the six months ended December 30, 2006. The Company will record a final gain on curtailment of plan benefits in December 2007.

On September 29, 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. The objectives of SFAS 158 are for an employer to a) recognize the overfunded status of a plan as an asset and the underfunded status of a plan as a liability in the balance sheet and to recognize changes in the funded status in comprehensive income or loss, and b) measure the funded status of a plan as of the date of its balance sheet date. Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard. SFAS 158 requires initial application of the requirement to recognize the funded status of a benefit plan and the related disclosure provisions as of the end of fiscal years ending after December 15, 2006. SFAS 158 requires initial application of the requirement to measure plan assets and benefit obligations as of the balance sheet date as of the end of fiscal years ending after December 15, 2008. The Company adopted part (a) of the statement as of December 30, 2006. The following table summarizes the effect of the initial adoption of SFAS 158:

	Pre-FAS 158	FAS 158 Adjustment	Post FAS 158

Accrued Postretirement Liability	$44,358	$(35,897)	$8,461
Accumulated Other Comprehensive Income, net of tax	$—	$21,933	$21,933
Deferred Tax Liability	$—	$13,964	$13,964

The postretirement plan expense incurred by the Company for these postretirement plans is as follows:

	Six Months Ended	Year Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Hanesbrands postretirement health care and life insurance plans	$237	—	—	—
Participation in Sara Lee sponsored postretirement and life insurance plans	214	6,188	7,794	6,899

	$451	6,188	7,794	6,899

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

The components of the Company’s postretirement health-care and life insurance plans for the six months ended December 30, 2006 was as follows:

Six Months Ended
December 30,
2006

Service costs	$470
Interest cost	967
Expected return on assets	(2)
Amortization of:
Transition asset	64
Prior service cost	(1,456)
Net actuarial loss	194

Net periodic pension cost	$237

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net loss	$(10,206)
Transition asset	79
Prior service credit	46,024

Total recognized gain in other comprehensive loss	35,897

Total recognized in net periodic benefit cost and other comprehensive loss	$35,660

The Company will record postretirement benefit income related to the plan in fiscal 2007, primarily representing the amortization of negative prior service costs, which will be partially offset by service costs, interest costs on the accumulated benefit obligation and actuarial gains and losses accumulated in the plan. The Company expects to record a final gain on curtailment of plan benefits in December 2007 of approximately $35,897, the entire remaining balance in other comprehensive income.

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

The funded status of the Company’s postretirement health-care and life insurance plans at year end was as follows:

December 30, 2006

Projected benefit obligation:
Beginning of year	$50,793
Service cost	470
Interest cost	967
Benefits paid	(1,824)
Plan curtailments	(2,127)
Plan amendments	(40,920)
Actuarial (gain) loss	1,288

End of year	8,647

Fair value of plan assets:
Beginning of year	184
Actual return on plan assets	2
Employer contributions	1,824
Benefits paid	(1,824)

End of year	186

Funded status and accrued benefit cost recognized	$(8,461)

Amounts recognized in the Company’s Combined and Consolidated Balance Sheet consist of:
Current liabilities	$(2,426)
Noncurrent liabilities	(6,035)

$(8,461)

Amounts recognized in accumulated other comprehensive loss consist of:
Prior service credit	46,024
Initial net asset	79
Actuarial loss	(10,206)

Other comprehensive gain recognized	$35,897

Accrued benefit costs related to the Company’s postretirement healthcare and life insurance plans are reported in the “Accrued liabilities—Payroll and employee benefits” and “Pension and postretirement benefits” lines of the Combined and Consolidated Balance Sheets.

(a) Measurement Date and Assumptions

A September 30 measurement date was used to value plan assets and obligations for the Company’s postretirement healthcare and life insurance plans. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for these plans at the measurement date were as follows: discount rate of 5.58% for plan obligations and net periodic benefit cost; and long term rate of return on plan assets of 3.70%.

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

The assumed health care cost trend rate for fiscal year 2007 is 8.5% for participants under the age of 65 years, and 9.5% for participants over the age of 65 years, with an assumed decrease of 1% each year thereafter until fiscal year 2011 when the ultimate trend rate is expected to be maintained. Because a final curtailment of plan benefits is expected to occur in December 2007, a 1% increase or decrease in the assumed health care cost trend rate would not be expected to have an impact on the total service and interest cost components for the six months ended December 30, 2006 or the postretirement benefit obligation as of December 30, 2006.

(b) Contributions and Benefit Payments

The Company expects to make a contribution of $3,278 in fiscal 2007. Expected benefit payments to the plans are as follows: $3,278 in fiscal 2007, $615 in fiscal 2008, $628 in fiscal 2009, $642 in fiscal 2010, $654 in fiscal 2011 and $3,426 thereafter.

(17)  Income Taxes

The provision for income tax computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Income before income taxes:
Domestic	30.4%	23.4%	(35.5)%	4.2%
Foreign	69.6	76.6	135.5	95.8

	100.0%	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Tax on remittance of foreign earnings	8.1	3.3	14.5	4.7
Finalization of tax reviews and audits	—	—	(5.8)	(32.0)
Foreign taxes less than U.S. statutory rate	(11.6)	(8.3)	(7.7)	(10.8)
Taxes related to earnings previously deemed permanently invested	—	—	9.1	—
Benefit of Puerto Rico foreign tax credits	—	(4.5)	(7.3)	(8.2)
Other, net	2.3	(3.0)	(1.0)	(0.8)

Taxes at effective worldwide tax rates	33.8%	22.5%	36.8%	(12.1)%

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total

Six Months ended December 30, 2006
Domestic	$17,918	$5,848	$23,766
Foreign	14,711	(3,511)	11,200
State	1,667	1,148	2,815

	$34,296	$3,485	$37,781

Year ended July 1, 2006
Domestic	$119,598	$(27,103)	$92,495
Foreign	18,069	(1,911)	16,158
State	2,964	(17,790)	(14,826)

	$140,631	$(46,804)	$93,827

Year ended July 2, 2005
Domestic	$28,332	$74,780	$103,112
Foreign	30,655	(8,070)	22,585
State	1,310	—	1,310

	$60,297	$66,710	$127,007

Year ended July 3, 2004
Domestic	$(95,476)	$43,322	$(52,154)
Foreign	13,497	(12,063)	1,434
State	2,040	—	2,040

	$(79,939)	$31,259	$(48,680)

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Cash payments for income taxes	$18,687	$14,035	$16,099	$11,753

Cash payments above represent cash tax payments made by the Company in foreign jurisdictions. During the periods presented, tax payments made in the U.S. were made by Sara Lee on the Company’s behalf and were settled in the funding payable with parent companies account.

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

The deferred tax assets and liabilities at the respective year-ends were as follows:

	December 30,	July 1,	July 2,
	2006	2006	2005

Deferred tax assets:
Nondeductible reserves	$11,598	$14,580	$14,424
Inventory	77,750	97,633	99,887
Property and equipment	11,807	—	—
Intangibles	161,690	—	—
Capital loss	—	23,149	248,118
Accrued expenses	63,640	39,871	36,468
Employee benefits	90,180	65,105	49,412
Charitable contributions	—	—	11,216
Net operating loss and other tax carryforwards	42,579	37,641	40,913
Other	14,423	7,237	8,361

Gross deferred tax assets	473,667	285,216	508,799
Less valuation allowances	(14,591)	(47,127)	(269,633)

Deferred tax assets	459,076	238,089	239,166

Deferred tax liabilities:
Prepaids	3,971	5,803	5,837
Property and equipment	—	2,601	12,283
Intangibles	—	30,604	29,029
Foreign dividends declared but not received	—	8,828	50,645

Deferred tax liabilities	3,971	47,836	97,794

Net deferred tax assets	$455,105	$190,253	$141,372

The valuation allowance for deferred tax assets as of December 30, 2006, July 1, 2006, and July 2, 2005 was $14,591, $47,127, and $269,633, respectively. The net change in the total valuation allowance for the six months ended December 30, 2006 and fiscal years ended July 1, 2006 and July 2, 2005 was ($32,536), ($222,506), and $1,301, respectively.

The valuation allowance relates in part to deferred tax assets established under SFAS No. 109 for loss carryforwards at December 30, 2006, July 1, 2006, and July 2, 2005, of $11,736, $21,123, and $18,116, respectively, and to foreign goodwill of $2,855 at December 30, 2006, $2,855 at July 1, 2006, and $3,399 at July 2, 2005.

In addition, a $248,118 valuation allowance existed for capital losses resulting from the sale of U.S. apparel capital assets in 2001 and 2003. Of these capital losses $224,969 expired unused at July 1, 2006.

During the six months ended December 30, 2006, deferred tax assets and the related valuation allowance were reduced by $23,149 for the remaining capital losses and $9,387 in foreign net operating losses retained by Sara Lee.

Since Sara Lee retained the liabilities related to income tax contingencies for all periods prior to the spin off, such amounts have been reflected in the “Parent companies’ equity investment” line of the Combined and Consolidated Balance Sheets.

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

Within 180 days after Sara Lee files its final consolidated tax return for the period that includes September 5, 2006, Sara Lee is required to deliver to the Company a computation of the amount of deferred taxes attributable to the Company’s United States and Canadian operations that would be included on the Company’s balance sheet as of September 6, 2006. If substituting the amount of deferred taxes as finally determined for the amount of estimated deferred taxes that were included on that balance sheet at the time of the spin off causes a decrease in the net book value reflected on that balance sheet, then Sara Lee will be required to pay the Company the amount of such decrease. If such substitution causes an increase in the net book value reflected on that balance sheet, then the Company will be required to pay Sara Lee the amount of such increase. For purposes of this computation, the Company’s deferred taxes are the amount of deferred tax benefits (including deferred tax consequences attributable to deductible temporary differences and carryforwards) that would be recognized as assets on the Company’s balance sheet computed in accordance with GAAP, but without regard to valuation allowances, less the amount of deferred tax liabilities (including deferred tax consequences attributable to deductible temporary differences) that would be recognized as liabilities on the Company’s balance sheet computed in accordance with GAAP, but without regard to valuation allowances. Neither the Company nor Sara Lee will be required to make any other payments to the other with respect to deferred taxes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.

At December 30, 2006, the Company has net operating loss carryforwards of approximately $127,384 which will expire as follows:

Years Ending:

December 29, 2007	$3,541
January 3, 2009	1,570
January 2, 2010	660
January 1, 2011	64
December 31, 2011 and thereafter	121,549

The Company recognized a $50,000 tax charge related to the repatriation of the earnings of foreign subsidiaries to the U.S. in 2005.

In addition, the Company recognized a $31,600 tax charge for extraordinary dividends associated with the American Jobs Creation Act of 2004 (Act). On October 22, 2004, the President of the United States signed the Act which created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.

At December 30, 2006, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. If these earnings had not been permanently reinvested, deferred taxes of approximately $64,100 would have been recognized in the Combined and Consolidated Financial Statements.

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

(18)  Stockholders’ Equity

The Company is authorized to issue up to 500,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and permits the Company’s board of directors, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At December 30, 2006, 96,312 shares of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding. Included within the 50,000 shares of preferred stock, 500 shares are designated Junior Participating Preferred Stock, Series A (the “Series A Preferred Stock”) and reserved for issuance upon the exercise of rights under the rights agreement described below.

Preferred Stock Purchase Rights

Pursuant to a stockholder rights agreement entered into by the Company prior to the spin off, one preferred stock purchase right will be distributed with and attached to each share of the Company’s common stock. Each right will entitle its holder, under the circumstances described below, to purchase from the Company one one-thousandth of a share of the Series A Preferred Stock at an exercise price of $75 per right. Initially, the rights will be associated with the Company’s common stock, and will be transferable with and only with the transfer of the underlying share of common stock. Until a right is exercised, its holder, as such, will have no rights as a stockholder with respect to such rights, including, without limitation, the right to vote or to receive dividends.

The rights will become exercisable and separately certificated only upon the rights distribution date, which will occur upon the earlier of: (i) ten days following a public announcement by the Company that a person or group (an “acquiring person”) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of its outstanding shares of common stock (the date of the announcement being the “stock acquisition date”); or (ii) ten business days (or later if so determined by our board of directors) following the commencement of or public disclosure of an intention to commence a tender offer or exchange offer by a person if, after acquiring the maximum number of securities sought pursuant to such offer, such person, or any affiliate or associate of such person, would acquire, or obtain the right to acquire, beneficial ownership of 15% or more of our outstanding shares of the Company’s common stock.

Upon the Company’s public announcement that a person or group has become an acquiring person, each holder of a right (other than any acquiring person and certain related parties, whose rights will have automatically become null and void) will have the right to receive, upon exercise, common stock with a value equal to two times the exercise price of the right. In the event of certain business combinations, each holder of a right (except rights which previously have been voided as described above) will have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right.

The Company may redeem the rights in whole, but not in part, at a price of $0.001 per right (subject to adjustment and payable in cash, common stock or other consideration deemed appropriate by the board of directors) at any time prior to the earlier of the stock acquisition date and the rights expiration date. Immediately upon the action of the board of directors authorizing any redemption, the rights will terminate and the holders of rights will only be entitled to receive the redemption price. At any time after a person becomes an acquiring person and prior to the earlier of (i) the time any person, together with all affiliates and associates, becomes the beneficial owner of 50% or more of the Company’s outstanding common stock and (ii) the occurrence of a business combination, the board of directors may cause the Company to exchange for all or part of the then-outstanding and exercisable rights shares of its common stock at an exchange ratio of one common share per right, adjusted to reflect any stock split, stock dividend or similar transaction.

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

(19)  Relationship with Sara Lee and Related Entities

Effective upon the completion of the spin off on September 5, 2006, Sara Lee ceased to be a related party to the Company. The Company paid a dividend to Sara Lee of $1,950,000 and repaid a loan in the amount of $450,000 which is reflected in the Combined and Consolidated Statement of Stockholders’ or Parent Companies’ Equity. An additional payment of approximately $26,306 was paid to Sara Lee in order to satisfy all outstanding payables from the Company to Sara Lee and Sara Lee subsidiaries.

Prior to the spin off on September 5, 2006, the Company participated in a number of Sara Lee administered programs such as cash funding systems, insurance programs, employee benefit programs and workers’ compensation programs. In connection with the spin off from Sara Lee, the Company assumed $299,000 in unfunded employee benefit liabilities for pension, postretirement and other retirement benefit qualified and nonqualified plans, and $37,554 of liabilities in connection with property insurance, workers’ compensation, and other programs.

Included in the historical information are costs of certain services such as business insurance, medical insurance, and employee benefit plans and allocations for certain centralized administration costs for treasury, real estate, accounting, auditing, tax, risk management, human resources and benefits administration. Centralized administration costs were allocated to the Company based upon a proportional cost allocation method. These allocated costs are included in the “Selling, general and administrative expenses” line of the Combined and Consolidated Statement of Income and the “Parent companies’ equity investment” line of the Combined and Consolidated Balance Sheet. For the six months ended December 30, 2006, the total amount allocated for centralized administration costs by Sara Lee was $0.

In connection with the spin off, the Company entered into the following agreements with Sara Lee:

•	Master Separation Agreement. This agreement governs the contribution of Sara Lee’s branded apparel Americas/Asia business to the Company, the subsequent distribution of shares of Hanesbrands’ common stock to Sara Lee stockholders and other matters related to Sara Lee’s relationship with the Company. To effect the contribution, Sara Lee agreed to transfer all of the assets of the branded apparel Americas/Asia business to the Company and the Company agreed to assume, perform and fulfill all of the liabilities of the branded apparel Americas/Asia division in accordance with their respective terms, except for certain liabilities to be retained by Sara Lee.

•	Tax Sharing Agreement. This agreement governs the allocation of U.S. federal, state, local, and foreign tax liability between the Company and Sara Lee, provides for restrictions and indemnities in connection with the tax treatment of the distribution, and addresses other tax-related matters. This agreement also provides that the Company is liable for taxes incurred by Sara Lee that arise as a result of the Company taking or failing to take certain actions that result in the distribution failing to meet the requirements of a tax-free distribution under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The Company therefore has generally agreed that, among other things, it will not take any actions that would result in any tax being imposed on the spin off.

•	Employee Matters Agreement. This agreement allocates responsibility for employee benefit matters on the date of and after the spin off, including the treatment of existing welfare benefit plans, savings plans, equity-based plans and deferred compensation plans as well as the Company’s establishment of new plans.

•	Master Transition Services Agreement. Under this agreement, the Company and Sara Lee agreed to provide each other, for varying periods of time, with specified support services related to among

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

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

During the periods presented prior to the spin off on September 5, 2006, the Company participated in a number of corporate-wide programs administered by Sara Lee. These programs included participation in Sara Lee’s Global Cash Funding System, insurance programs, employee benefit programs, worker’s compensation programs, and tax planning services. As part of the Company’s participation in Sara Lee’s Global Cash Funding System, Sara Lee provided all funding used for working capital purposes or other investment needs. These funding amounts are reflected in these financial statements and described further below. Sara Lee has issued debt for general corporate purposes and this debt and related interest have not been allocated to these financial statements. The following is a discussion of the relationship with Sara Lee, the services provided and how they have been accounted for in the Company’s financial statements.

(a)	Amounts due to or from Parent Companies and Related Entities

The amounts due (to) from parent companies and related entities were as follows:

	July 1,	July 2,
	2006	2005

Due from related entities	$273,428	$26,194
Funding receivable with parent companies	161,686	—
Notes receivable from parent companies	1,111,167	90,551
Due to related entities	(43,115)	(59,943)
Funding payable with parent companies	—	(317,184)
Notes payable to parent companies	(246,830)	(228,152)
Notes payable to related entities	(466,944)	(323,046)

Net amount due (to) from parent companies and related entities	$789,392	$(811,580)

(b)	Allocation of Corporate Costs

The costs of certain services that were provided by Sara Lee to the Company during the periods presented have been reflected in these financial statements, including charges for services such as business insurance, medical insurance and employee benefit plans and allocations for certain centralized administration costs for treasury, real estate, accounting, auditing, tax, risk management, human resources and benefits administration. These allocations of centralized administration costs were determined using a proportional cost allocation

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

method on bases that the Company and Sara Lee considered to be reasonable, including relevant operating profit, fixed assets, sales, and payroll. Allocated costs are included in the “Selling, general and administrative expenses” line of the Combined and Consolidated Income Statements and the “Parent companies’ equity investment” line of the Combined and Consolidated Balance Sheets. The total amount allocated for centralized administration costs by Sara Lee in the six months ended December 30, 2006 and the fiscal years ended 2006, 2005 and 2004 was $0, $37,478, $34,213 and $32,568, respectively. For the six months ended December 30, 2006, there were no costs allocated as the Company’s infrastructure was in place and did not significantly benefit from these services from Sara Lee. These costs represent management’s reasonable allocation of the costs incurred. However, these amounts may not be representative of the costs necessary for the Company to operate as a separate standalone company. The “Net transactions with parent companies” line item in the Combined and Consolidated Statements of Parent Companies’ Equity primarily reflects dividends paid to parent companies and costs paid by Sara Lee on behalf of the Company.

(c)	Global Cash Funding System

During the periods presented prior to the spin off on September 5, 2006, the Company participated in Sara Lee’s Global Cash Funding System. Sara Lee maintained a separate program for domestic operating locations and foreign locations.

Domestic Cash Funding System—In the Domestic Cash Funding System, the Company’s domestic operating locations maintained a bank account with a specific bank as directed by Sara Lee. These funding system bank accounts were linked together and were globally managed by Sara Lee. The Company recorded two types of transactions in the funding system bank account as follows — (1) cash collections from the Company’s operations were deposited into the account, and (2) any cash borrowings or charges which were used to fund operations were taken from the account. Cash collections deposited into this account generally included all cash receipts made by the operating locations. Cash borrowings made by the Company from the Sara Lee cash concentration system were used to fund operating expenses. Interest was not earned or paid on the domestic cash funding system account. A portion of cash in the Company’s bank accounts during the periods presented was part of the funding system utilized by Sara Lee where the bank had a right of offset for the Company accounts against other Sara Lee accounts.

For the periods presented prior to the spin off on September 5, 2006, transactions between the Company and Sara Lee consisted of the following:

	July 1,	July 2,
	2006	2005

Payable (receivable) balance at beginning of period	$317,184	$(55,379)
Cash collections from operations	(2,225,050)	(1,180,617)
Cash borrowings and other payments	1,746,180	1,553,180

(Receivable) payable balance at end of period	$(161,686)	$317,184

Average balance during the period	$77,749	$130,902

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

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

Foreign Cash Pool System—The Company maintained a bank account with a bank selected by Sara Lee in each foreign operating location. Within each country, one Sara Lee entity is designated as the cash pool leader and the individual bank accounts that each subsidiary maintains were linked with the country’s cash pool leader account. During each day, under the cash pooling arrangement, each individual participant can either deposit funds into the cash pool account from the collection of receivables or withdraw funds from the account to fund working capital or other cash needs of the business. At the end of the day, the cash pool leader sweeps all cash balances in the country’s cash pool accounts into the cash pool leader’s account, or funds any overdrawn accounts so that each cash pool participant account has a zero balance at the end of the day. The cash pool leader controls all funds in the leader’s account. As cash is swept into or out of a cash pool account, an intercompany payable or receivable is established between the cash pool leader and the participant. The net receivable or payable balance in the intercompany account earns interest or pays interest at the applicable country’s market rate. The net interest income (expense) recognized on the cash pool intercompany account by the Company for the six months ended December 30, 2006 and fiscal years ended 2006, 2005 and 2004 was ($60), ($1,092), $84 and $579, respectively. At the end of the six months ended December 30, 2006 and fiscal years ended 2006, 2005 and 2004, the Company reported the cash pool balances of $0, $1,109, $14,458 and $42,913, respectively, in the “Due from related entities” line and $0, $39,739, $40,740 and $49,970, respectively, in the “Due to related entities” line of the Combined and Consolidated Balance Sheets. Sara Lee and the Company did not intend on repaying any of these outstanding amounts upon completion of the spin off and therefore these amounts are shown in current assets or liabilities on the Combined and Consolidated Balance Sheet.

(d)	Intercompany Loans

Certain of the Company’s divisions had various short-term loans to and from Sara Lee and other parent companies prior to the spin off. The purpose of these loans was to provide funds for certain working capital or other capital and operating requirements of the business. These loans maintained fixed interest rates ranging from 3.60% to 5.66%, 1.8% to 5.60%, and 1.32% to 5.60%, at July 1, 2006, July 2, 2005 and July 3, 2004, respectively. The balances are reported in the short-term “Notes payable to parent companies” line and the short-term “Notes receivable from parent companies” line in the Combined and Consolidated Balance Sheets. Sara Lee and the Company did not intend on repaying these outstanding amounts upon the completion of the spin off and therefore have shown these amounts in current assets or liabilities on the Combined and Consolidated Balance Sheets.

(e)	Other Transactions with Sara Lee Related Entities

During all periods presented prior to the spin off on September 5, 2006, the Company’s entities engaged in certain transactions with other Sara Lee businesses that are not part of the Company, which included the purchase and sale of certain inventory, the exchange of services, and royalty arrangements involving the use of trademarks or other intangibles.

Transactions with related entities are summarized in the table below:

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Sales to related entities	$5	$1,630	$1,999	$1,365
Net royalty income	2,026	1,554	3,152	3,782
Net service expense	7	4,449	8,915	10,170
Interest expense	7,878	23,036	30,759	32,041
Interest income	4,926	5,807	16,275	6,795

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

The outstanding balances, excluding interest, resulting from such transactions are reported in the “Due to related entities” and the “Due from related entities” lines of the Combined and Consolidated Balance Sheets. Interest income and expense with related entities are reported in the “Interest expense, net” line of the Combined and Consolidated Statements of Income. The remaining balances included in this line represent interest with third parties.

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

(20)  Business Segment Information

During the six months ended December 30, 2006, the Company changed its internal reporting structure such that operations are managed and reported in five operating segments, each of which is a reportable segment: Innerwear, Outerwear, Hosiery, International and Other. These segments are organized principally by product category and geographic location. Management of each segment is responsible for the assets and operations of these businesses. Prior to the six months ended December 30, 2006, the Company managed and reported its operations in four operating segments, each of which was a reportable segment: Innerwear, Outerwear, Hosiery and International.

The types of products and services from which each reportable segment derives its revenues are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of women’s intimate apparel, men’s underwear, kids’ underwear, sock, thermals and sleepwear.

•	Outerwear sells basic branded products that are seasonal in nature under the product categories of casualwear and activewear.

•	Hosiery sells products in categories such as panty hose and knee highs.

•	International relates to the Europe, Asia, Canada and Latin America geographic locations which sell products that span across the innerwear, outerwear and hosiery reportable segments.

•	Other is comprised of sales of non finished products such as fabric and certain other materials in the United States, Asia and Latin America in order to maintain asset utilization at certain manufacturing facilities.

Prior to the six months ended December 30, 2006, the Company evaluated segment operating performance based upon a definition of segment operating profit that included restructuring and related accelerated depreciation charges. Beginning in the six months ended December 30, 2006, the Company began evaluating the operating performance of its segments based upon a new definition of segment operating profit, which is defined as operating profit before general corporate expenses, amortization of trademarks and other identifiable intangibles and restructuring and related accelerated depreciation charges. In connection with this change, the Company no longer allocates goodwill and trademarks and other identifiable intangibles to its operating segments for the purposes of evaluating operating performance. Prior period segment results have been conformed to the new measurements of segment financial performance. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Net sales(1)(2):
Innerwear	$1,295,868	$2,627,101	$2,703,637	$2,668,876
Outerwear	616,298	1,140,703	1,198,286	1,141,677
Hosiery	144,066	290,125	338,468	382,728
International	197,729	398,157	399,989	410,889
Other	19,381	62,809	88,859	86,888

Total segment net sales	2,273,342	4,518,895	4,729,239	4,691,058
Intersegment	(22,869)	(46,063)	(45,556)	(58,317)

Total net sales	$2,250,473	$4,472,832	$4,683,683	$4,632,741

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Segment operating profit:
Innerwear	$172,008	$344,643	$300,796	$366,988
Outerwear	21,316	74,170	68,301	47,059
Hosiery	36,205	39,069	40,776	38,113
International	15,236	37,003	32,231	38,248
Other	(288)	127	(174)	35

Total segment operating profit	244,477	495,012	441,930	490,443
Items not included in segment operating profit:
General corporate expenses	(46,927)	(52,482)	(21,823)	(28,980)
Amortization of trademarks and other identifiable intangibles	(3,466)	(9,031)	(9,100)	(8,712)
Gain on curtailment of postretirement benefits	28,467	—	—	—
Restructuring	(11,278)	101	(46,978)	(27,466)
Accelerated depreciation	(21,199)	—	(4,549)	—

Total operating profit	190,074	433,600	359,480	425,285
Other expenses	(7,401)
Interest expense, net	(70,753)	(17,280)	(13,964)	(24,413)

Income before income taxes	$111,920	$416,320	$345,516	$400,872

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

	December 30,	July 1,	July 2,
	2006	2006	2005

Assets:
Innerwear	$1,354,183	$2,664,833	$2,517,796
Outerwear	761,653	798,724	707,690
Hosiery	110,400	155,098	144,312
International	222,561	298,698	268,492
Other	21,798	43,367	44,837

	2,470,595	3,960,720	3,683,127
Corporate(3)	965,025	943,166	574,180

Total assets	$3,435,620	$4,903,886	4,257,307

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Depreciation expense for fixed assets:
Innerwear	$20,945	$52,815	$61,336	$53,764
Outerwear	10,417	22,525	18,727	20,500
Hosiery	4,960	12,645	11,356	15,172
International	1,529	2,783	3,123	7,479
Other	2,287	4,143	2,857	2,983

	40,138	94,911	97,399	99,898
Corporate	29,808	10,262	11,392	5,619

Total depreciation expense for fixed assets	$69,946	$105,173	$108,791	$105,517

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Additions to long-lived assets:
Innerwear	$4,447	$32,667	$22,223	$38,032
Outerwear	1,580	47,242	25,675	13,513
Hosiery	1,426	4,279	2,233	5,156
International	985	5,025	2,912	3,261
Other	189	659	365	79

	8,627	89,872	53,408	60,041
Corporate	21,137	20,207	13,727	3,592

Total additions to long-lived assets	$29,764	$110,079	$67,135	$63,633

(1)	Includes sales between segments. Such sales are at transfer prices that are at cost plus markup or at prices equivalent to market value.

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

(2)	Intersegment sales included in the segment’s net sales are as follows:

	Six Months Ended	Years Ended
	December 30,	July 1,	July 2,	July 3,
	2006	2006	2005	2004

Innerwear	$2,287	$5,293	$4,844	$5,516
Outerwear	9,671	16,062	13,098	17,970
Hosiery	9,575	21,302	21,079	26,434
International	1,355	3,406	6,535	8,397
Other	(19)	—	—	—

Total	22,869	46,063	45,556	58,317

(3)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.

Sales to Wal-Mart, Target and Kohl’s were substantially in the Innerwear and Outerwear segments and represented 28%, 15% and 6% of total sales in the six months ended December 30, 2006, respectively.

Worldwide sales by product category for Innerwear, Outerwear, Hosiery and Other were $1,433,772, $668,595, $151,594 and $19,381, respectively, in the six months ended December 30, 2006.

(21)  Geographic Area Information

	Six Months Ended or at		Years Ended or at
	December 30,		July 1,		July 2,		July 3,
	2006		2006		2005		2004
		Long-Lived		Long-Lived		Long-Lived		Long-Lived
	Sales	Assets	Sales	Assets	Sales	Assets	Sales	Assets

United States	$2,058,506	$718,489	$4,105,168	$862,280	$4,307,940	$770,917	$4,257,886	$846,311
Mexico	38,920	19,194	77,516	35,376	79,352	42,897	97,848	45,745
Central America	23,793	104,420	3,185	49,166	4,511	98,168	4,304	101,015
Japan	43,707	16,302	85,898	4,979	91,337	6,202	85,129	7,126
Canada	57,898	6,008	118,798	6,828	113,782	7,496	109,228	7,904
Other	27,649	111,159	80,637	73,411	84,762	57,544	76,981	24,547

	2,250,473	$975,572	4,471,202	$1,032,040	4,681,684	$983,224	4,631,376	1,032,648

Related party	—		1,630		1,999		1,365

	$2,250,473		$4,472,832		$4,683,683		4,632,741

HANESBRANDS

Notes to Combined and Consolidated Financial Statement—(Continued)
Six months ended December 30, 2006 and years ended July 1, 2006, July 2, 2005 and July 3, 2004
(dollars in thousands, except per share data)

(22)  Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total

Six month period ending December 30, 2006:
Net sales	$1,118,968	$1,131,505	*	*	$2,250,473
Gross profit	365,631	354,723			720,354
Net income	50,345	23,794			74,139
Basic earnings per share	0.52	0.25			0.77
Diluted earnings per share	0.52	0.25			0.77
Fiscal 2006:
Net sales	$1,137,960	$1,181,878	$1,032,861	$1,120,133	4,472,832
Gross profit	369,518	393,460	340,893	381,461	1,485,332
Net income	82,603	106,012	74,593	59,285	322,493
Basic earnings per share	0.86	1.10	0.77	0.62	3.35
Diluted earnings per share	0.86	1.10	0.77	0.62	3.35
Fiscal 2005:
Net sales	$1,217,359	$1,239,144	$1,071,830	$1,155,350	4,683,683
Gross profit	388,128	382,432	328,776	360,776	1,460,112
Net income (loss)	101,406	100,921	25,166	(8,984)	218,509
Basic earnings per share	1.05	1.05	0.26	(0.09)	2.27
Diluted earnings per share	1.05	1.05	0.26	(0.09)	2.27
Fiscal 2004:
Net sales	$1,181,892	$1,146,289	$1,084,327	$1,220,233	4,632,741
Gross profit	395,054	377,737	368,891	399,033	1,540,715
Net income	84,705	79,227	82,644	202,976	449,552
Basic earnings per share	0.88	0.82	0.86	2.11	4.67
Diluted earnings per share	0.88	0.82	0.86	2.11	4.67

*	The six months ended December 30, 2006 contains only first and second quarter results as a result of changing our fiscal year end to the Saturday closest to December 31.

The amounts above include the impact of restructuring and curtailment as described in notes 4 and 16, respectively, to the Combined and Consolidated Financial Statements.

(23)  Subsequent Event

On February 1, 2007, the Company announced that its Board of Directors has granted authority for the repurchase of up to 10,000 shares of the Company’s common stock. Share repurchases will be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of its officers and employees pursuant to the Company’s insider trading policy.

HANESBRANDS

VALUATION AND QUALIFYING ACCOUNTS
Six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(dollars in thousands, except per share data)

		Additions
	Balance at	Charged to			Balance
	Beginning	costs and			at End
Description	of Year	Expenses	Deductions(1)	Other(2)	of Year

Allowance for trade accounts receivable year-ended:
Six months ended December 30, 2006	28,817	19,508	(20,530)	(86)	27,709
Fiscal year ended July 1, 2006	27,676	56,883	(56,128)	386	28,817
Fiscal year ended July 2, 2005	34,237	68,752	(76,369)	1,056	27,676

(1)	Represents accounts receivable write-offs.

(2)	Represents primarily currency translation adjustments.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
4.1	Rights Agreement between Hanesbrands Inc. and Computershare Trust Company, N.A., Rights Agent. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
4.2	Form of Rights Certificate (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
4.3	Placement Agreement, dated December 11, 2006, among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2006).
4.4	Indenture, dated as of December 14, 2006, among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc., and Branch Banking and Trust Company, as Trustee (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006).
4.5	Registration Rights Agreement with respect to Floating Rate Senior Notes due 2014, dated as of December 14, 2006, among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc., and Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., and HSBC Securities (USA) Inc. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006).
10.1	Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.2	Form of Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.3	Form of Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006. (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.4	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.5	Form of Non-Employee Director Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006.*
10.6	Hanesbrands Inc. Retirement Savings Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.7	Hanesbrands Inc. Supplemental Employee Retirement Plan (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

E-1

Exhibit
Number	Description

10.8	Hanesbrands Inc. Performance-Based Annual Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.9	Hanesbrands Inc. Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.10	Hanesbrands Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.11	Hanesbrands Inc. Executive Long-Term Disability Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.12	Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (incorporated by reference from Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.13	Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.14	Severance/Change in Control Agreement dated September 1, 2006 between the Registrant and Richard A. Noll (incorporated by reference from Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.15	Severance/Change in Control Agreement dated September 1, 2006 between the Registrant and Joan P. McReynolds (incorporated by reference from Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.16	Severance/Change in Control Agreement dated September 1, 2006 between the Registrant and Kevin D. Hall (incorporated by reference from Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.17	Severance/Change in Control Agreement dated September 1, 2006 between the Registrant and Michael Flatow (incorporated by reference from Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.18	Severance/Change in Control Agreement dated September 1, 2006 between the Registrant and Gerald W. Evans Jr. (incorporated by reference from Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.19	Severance/Change in Control Agreement dated September 1, 2006 between the Registrant and E. Lee Wyatt Jr. (incorporated by reference from Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
10.20	Severance/Change in Control Agreement dated September 1, 2006 between the Registrant and Lee A. Chaden (incorporated by reference from Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.21	Severance/Change in Control Agreement dated September 1, 2006 between the Registrant and Kevin W. Oliver (incorporated by reference from Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.22	Master Separation Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).
10.23	Tax Sharing Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).
10.24	Employee Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

E-2

Exhibit
Number	Description

10.25	Master Transition Services Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).
10.26	Real Estate Matters Agreement between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).
10.27	Indemnification and Insurance Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).
10.28	Intellectual Property Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).
10.29	First Lien Credit Agreement dated September 5, 2006 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as co-syndication agents and the joint lead arrangers and joint bookrunners, Citicorp USA, Inc. as administrative agent and Citibank, N.A. as collateral agent (incorporated by reference from Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).†
10.30	Second Lien Credit Agreement dated September 5, 2006 between HBI Branded Apparel Limited, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as co-syndication agents and the joint lead arrangers and joint bookrunners, Citicorp USA, Inc. as administrative agent and Citibank, N.A. as collateral agent (incorporated by reference from Exhibit 10.29 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).†
10.31	Bridge Loan Agreement dated September 5, 2006 between the Registrant, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as co-syndication agents and the joint lead arrangers and joint bookrunners and Morgan Stanley Senior Funding, Inc. as administrative agent (incorporated by reference from Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).†
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Richard A. Noll, Chief Executive Officer.
31.2	Certification of E. Lee Wyatt Jr., Chief Financial Officer.
32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2	Section 1350 Certification of E. Lee Wyatt Jr., Chief Financial Officer.
99.1	Categorical Standards for Director Independence.

*	Agreement relates to executive compensation.

†	Portions of this exhibit were redacted pursuant to confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

E-3