Form 10-Q
period 2007-03-31
Hanesbrands Inc.
filed 2007-05-14
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

As of May 1, 2007, there were 96,417,175 shares of the registrant’s common stock outstanding.

Trademarks, Trade Names and Service Marks

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Quarterly Report on Form 10-Q include the Hanes, Champion, Playtex, Bali, Just My Size, barely there, Wonderbra, C9 by Champion, L’eggs, Beefy-T and Outer Banks marks, which may be registered in the United States and other jurisdictions. We do not own any trademark, trade name or service mark of any other company appearing in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other materials we have filed or will file with the Securities and Exchange Commission, or the “SEC,” contain, or will contain, certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements.

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. More information on factors that could affect our financial results is included from time to time in our reports filed with the Securities and Exchange Commission, including our Report on Form 10-KT for the six months ended December 30, 2006.

All forward-looking statements and the related risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any other change in events, conditions or circumstances on which any such statement is based, other than as required by law.

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

HANESBRANDS

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended
	March 31, 2007	April 1, 2006

Net sales	$1,039,894	$1,032,860
Cost of sales	700,215	691,968

Gross profit	339,679	340,892
Selling, general and administrative expenses	254,567	243,370
Restructuring	16,246	1,284

Operating profit	68,866	96,238
Interest expense, net	51,717	3,100

Income before income taxes	17,149	93,138
Income tax expense	5,145	18,546

Net income	$12,004	$74,592

Earnings per share:
Basic	$0.12	$0.77
Diluted	$0.12	$0.77
Weighted average shares outstanding:
Basic	96,475	96,306
Diluted	97,105	96,306

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2007	December 30, 2006

Assets
Cash and cash equivalents	$149,290	$155,973
Trade accounts receivable, less allowances of $29,057 at March 31, 2007 and $27,709 at December 30, 2006	513,823	488,629
Inventories	1,253,668	1,216,501
Deferred tax assets and other current assets	196,566	210,077

Total current assets	2,113,347	2,071,180

Property, net	530,882	556,866
Trademarks and other identifiable intangibles, net	138,231	137,181
Goodwill	281,483	281,525
Deferred tax assets and other noncurrent assets	390,640	388,868

Total assets	$3,454,583	$3,435,620

Liabilities and Stockholders’ Equity
Accounts payable	$232,658	$222,541
Accrued liabilities	383,189	365,001
Notes payable to banks	12,179	14,264
Current portion of long-term debt	18,750	9,375

Total current liabilities	646,776	611,181

Long-term debt	2,474,625	2,484,000
Other noncurrent liabilities	241,862	271,168

Total liabilities	3,363,263	3,366,349

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding March 31, 2007 — 96,408,943; December 30, 2006 — 96,312,458	964	963
Additional paid-in capital	106,756	94,852
Retained earnings	45,028	33,024
Accumulated other comprehensive loss	(61,428)	(59,568)

Total stockholders’ equity	91,320	69,271

Total liabilities and stockholders’ equity	$3,454,583	$3,435,620

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarter Ended
	March 31, 2007	April 1, 2006

Operating activities:
Net income	$12,004	$74,592
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	26,610	26,535
Amortization of intangibles	1,560	2,560
Restructuring	(633)	—
Amortization of debt issuance costs	1,625	—
Stock compensation expense	9,564	—
Deferred taxes and other	(3,833)	7,364
Changes in assets and liabilities:
Accounts receivable	(24,806)	12,032
Inventories	(36,865)	(50,772)
Other assets	15,790	965
Due to and from related entities	—	4,435
Accounts payable	10,690	22,649
Accrued liabilities	(12,297)	1,937

Net cash provided by (used in) operating activities	(591)	102,297

Investing activities:
Purchases of property and equipment	(7,394)	(21,115)
Proceeds from sales of assets	4,528	1,019
Other	(634)	(376)

Net cash used in investing activities	(3,500)	(20,472)

Financing activities:
Principal payments on capital lease obligations	(277)	(1,209)
Borrowings on notes payable to banks	8,992	1,748
Repayments on notes payable to banks	(11,204)	(37,749)
Cost of debt issuance	(1,774)	—
Decrease in bank overdraft.	(834)	—
Proceeds from stock options exercised	2,338	—
Repayments on notes payable to related entities	—	(5,157)
Net transactions with parent companies	—	105,970
Net transactions with related entities	—	(200,502)

Net cash used in financing activities	(2,759)	(136,899)

Effect of changes in foreign exchange rates on cash	167	337

Decrease in cash and cash equivalents	(6,683)	(54,737)
Cash and cash equivalents at beginning of year	155,973	510,632

Cash and cash equivalents at end of period	$149,290	$455,895

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(1)  Basis of Presentation

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial position and cash flows of Hanesbrands Inc., a Maryland corporation, and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations, financial position and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.

These condensed consolidated interim financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto included in the Company’s most recent Report on Form 10-KT. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Hanesbrands was incorporated in connection with the spin off by Sara Lee Corporation (“Sara Lee”) of its apparel business in the Americas and Asia (the “Branded Apparel Americas and Asia Business”). The condensed consolidated financial statements reflect the consolidated operations of Hanesbrands and its subsidiaries as a separate, stand-alone entity subsequent to the spin off from Sara Lee on September 5, 2006, in addition to the historical operations of the Branded Apparel Americas and Asia Business which were operated as part of Sara Lee prior to the spin off.

Management believes the assumptions underlying the condensed consolidated financial statements for these periods are reasonable. However, the condensed consolidated financial statements included herein for periods prior to September 5, 2006 do not necessarily reflect what the Branded Apparel Americas and Asia Business’ results of operations, financial position and cash flows would have been had the Branded Apparel Americas and Asia Business been a stand-alone company during those periods.

(2)  Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the first quarter ended March 31, 2007. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock. Outstanding stock options and restricted stock units represent the only potentially dilutive effects on the Company’s weighted average shares. For the first quarter ended March 31, 2007, options to purchase 2,554 shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the first quarter ended March 31, 2007, there were 630 dilutive securities (options to purchase 171 shares of common stock and 459 restricted stock units) for purposes of computing diluted EPS.

For the first quarter ended April 1, 2006, basic and diluted EPS were computed using the number of shares of Hanesbrands stock outstanding on September 5, 2006, the date on which Hanesbrands common stock was distributed to stockholders of Sara Lee in connection with the spin off.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(3)  Stock-Based Compensation

During the first quarter ended March 31, 2007, the Company granted options to purchase 1,082 shares of common stock pursuant to the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (the “Omnibus Plan”) at an exercise price of $25.10 per share, which was the closing price of Hanesbrands’ stock on the date of grant. Options can be exercised over a term of between five and seven years and vest ratably over one to three years with the exception of one category of award which vested immediately upon grant. The fair value of each option granted during the first quarter ended March 31, 2007 was estimated as of the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions: weighted average expected volatility of 26%; weighted average expected term of 4.49 years; expected dividend yield of 0%; and risk-free interest rate ranging from 4.85% to 4.92%, with a weighted average of 4.85%. The Company uses the volatility of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions due to the relatively short period of time since the spin off on September 5, 2006 during which Hanesbrands’ stock was traded. The Company utilized the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the first quarter ended March 31, 2007. The weighted average fair value of individual options granted during the first quarter ended March 31, 2007 was $7.73.

During the first quarter ended March 31, 2007, the Company granted 574 restricted stock units (RSUs) pursuant to the Omnibus Plan. Upon the achievement of defined service conditions, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. All RSUs vest solely upon continued future service to the Company. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees provide the requisite service to the Company. The grant date fair value of the RSUs was $25.10.

(4)  Restructuring

The reported results for the quarters ended March 31, 2007 and April 1, 2006 reflect amounts recognized for restructuring actions. Reported amounts also include the impact of certain actions that were completed for amounts more favorable than previously estimated of $633 in the first quarter ended March 31, 2007. The impact of restructuring on income before income taxes is summarized as follows:

	Quarter Ended
	March 31,	April 1,
	2007	2006

Restructuring programs:
Fiscal year 2007 restructuring actions	$7,648	$—
Six months ended December 30, 2006 restructuring actions	13,648	—
Fiscal year 2006 restructuring actions	—	1,284
Fiscal year 2005 restructuring actions	217	—

Decrease in income before income taxes	$21,513	$1,284

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The following table illustrates where the costs associated with these actions are recognized in the Condensed Consolidated Statements of Income:

	Quarter Ended
	March 31,	April 1,
	2007	2006

Cost of sales	$5,267	$—
Restructuring	16,246	1,284

Decrease in income before income taxes	$21,513	$1,284

The impact of these costs (income) on the Company’s business segments is summarized as follows:

	Quarter Ended
	March 31,	April 1,
	2007	2006

Innerwear	$18,725	$149
Outerwear	(381)	223
Hosiery	2,952	(2)
International	—	824

Decrease in segment operating profit	21,296	1,194
Decrease in general corporate expenses	217	90

Decrease in operating profit	$21,513	$1,284

During the first quarter ended March 31, 2007, the Company, in connection with its plans to migrate portions of its manufacturing operations to lower-cost manufacturing facilities in other countries and to consolidate production and distribution capacity, approved actions that will result in the closure of two textile facilities and two distribution centers in the United States. All actions are expected to be completed within a 12-month period. The net impact of these actions was to reduce income before income taxes by $7,648.

•	$6,406 of the net charge represents costs associated with the planned termination of 930 employees for employee termination and other benefits in accordance with benefit plans previously communicated to the affected employee group. This charge is reflected in the “Restructuring” line of the Condensed Consolidated Statement of Income. As of March 31, 2007, two employees had been terminated and the severance obligation remaining in accrued liabilities on the Condensed Consolidated Balance Sheet was $6,404.

•	$1,242 of the net charge represents accelerated depreciation of buildings and equipment for the period between the date on which the action was approved and actual closure of the facilities. This charge is reflected in the “Cost of Sales” line of the Condensed Consolidated Statement of Income.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The following table summarizes the charges taken for the restructuring activities approved during the first quarter ended March 31, 2007 and the related status as of March 31, 2007. Any accrued amounts remaining as of March 31, 2007 represent those cash expenditures necessary to satisfy remaining obligations, which will be primarily paid in the next twelve months.

				Accrued
				Restructuring
	Cumulative			as of
	Restructuring Costs	Non-Cash	Cash	March 31,
	Recognized	Charges	Payments	2007

Employee termination and other benefits	$6,406	$—	$(2)	$6,404
Accelerated depreciation	1,242	(1,242)	—	—

	$7,648	$(1,242)	$(2)	$6,404

The following table summarizes activity in accrued restructuring for each of the prior period restructuring actions from December 30, 2006 to March 31, 2007. Any accrued amounts remaining as of March 31, 2007 represent those cash expenditures necessary to satisfy remaining obligations. Remaining obligations for employee termination and other benefits will be paid primarily in the next twelve months, while the obligations for lease termination costs will be paid primarily over the next several years.

	December 30,	Restructuring	Cash	March 31,
	2006	Charges	Payments	2007

Six months ended December 30, 2006 restructuring actions	$5,334	$9,623	$(2,972)	$11,985
Fiscal year 2006 restructuring actions	1,858	—	(393)	1,465
Fiscal year 2005 restructuring actions	8,027	217	(2,539)	5,705
Fiscal year 2004 restructuring actions	36	—	(36)	—
Business reshaping	1,774	—	(66)	1,708

Accrued restructuring	$17,029	$9,840	$(6,006)	$20,863

The Company recognized restructuring charges of $10,231 for estimated lease termination costs associated with plant closures announced in the six months ended December 30, 2006, for facilities which were exited in the first quarter ended March 31, 2007.

(5)  Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), during the first quarter ended March 31, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date on December 31, 2006, the Company had $3,267 of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. As of March 31, 2007, the Company has $4,134 of unrecognized tax benefits.

Under a tax sharing agreement entered into in connection with the spin off from Sara Lee on September 5, 2006, Sara Lee generally is liable for all U.S. federal, state, local and foreign income taxes attributable to the Company with respect to taxable periods ending on or before September 5, 2006. Sara Lee is also liable for income taxes attributable to the Company with respect to taxable periods beginning before September 5, 2006 and ending after September 5, 2006, but only to the extent those taxes are allocable to the portion of the taxable period ending on September 5, 2006.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2007, the Company had no accrual for interest and penalties as the Company has not filed any income tax returns for taxable periods subsequent to September 5, 2006.

For the first quarter ended March 31, 2007, income taxes have been computed consistent with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (APB 28) and Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods an Interpretation of APB Opinion No. 28” (FIN 18). For the first quarter ended April 1, 2006, the Company’s operations were included in the consolidated income tax returns of Sara Lee. Income taxes were calculated and provided for by the Company on a separate return basis for each quarterly period prior to the spin off from Sara Lee on September 5, 2006.

The difference in the effective tax rate of 30.0% for the first quarter ended March 31, 2007 and the U.S. statutory rate of 35.0% is primarily attributable to unremitted earnings of foreign subsidiaries taxed at rates less than the U.S. statutory rate and federal tax credits. The difference in the effective tax rate of 19.9% for the quarter ended April 1, 2006 and the U.S. statutory rate of 35.0% is primarily attributable to tax incentives for manufacturing in Puerto Rico, which were repealed effective for the Company’s tax year commencing after July 1, 2006, and unremitted earnings of foreign subsidiaries taxed at rates less than the U.S. statutory rate.

(6)  Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, amounts amortized into net periodic benefit cost as required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and unrealized gains and losses on qualifying cash flow hedges, are combined, net of their related tax effect, to arrive at comprehensive income. The Company’s comprehensive income is as follows:

	Quarter Ended
	March 31,	April 1,
	2007	2006

Net income	$12,004	$74,592
Translation adjustments	473	158
Net unrealized loss on qualifying cash flow hedges, net of tax	(2,331)	(365)
Amounts amortized into net periodic benefit cost:
Prior service benefit	(1,224)	—
Actuarial loss	569	—

Comprehensive income	$9,491	$74,385

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(7)  Inventories

Inventories consisted of the following:

	March 31,	December 30,
	2007	2006

Raw materials	$108,793	$111,503
Work in process	200,341	197,645
Finished goods	944,534	907,353

	$1,253,668	$1,216,501

(8)  Defined Benefit Pension Plans

Prior to the spin off from Sara Lee on September 5, 2006, employees who met certain eligibility requirements participated in defined benefit pension plans sponsored by Sara Lee. The annual cost of the Sara Lee defined benefit plans was allocated from Sara Lee to all of the participating businesses based upon a specific actuarial computation which was followed consistently. In addition to participation in the Sara Lee sponsored plans, the Company sponsors two noncontributory defined benefit plans, the Playtex Apparel, Inc. Pension Plan (the “Playtex Plan”) and the National Textiles LLC Pension Plan (the “National Textiles Plan”), for certain qualifying individuals.

Total assets for the Hanesbrands Inc. Pension and Retirement Plan remain within the master trust maintained by Sara Lee. A final transfer of assets from Sara Lee’s master trust to the master trust maintained by the Company will occur in fiscal 2007 once the allocation of assets and liabilities has been completed in accordance with governmental regulations. The fair value of plan assets included in the annual valuations represents a best estimate based upon a percentage allocation of total assets of the Sara Lee’s master trust and will be adjusted once the final transfer is made.

In connection with the spin off on September 5, 2006, the Company assumed Sara Lee’s obligations for all pension plans that related to the Company’s current and former employees. The benefits for these plans were frozen on January 1, 2006. The obligations and costs related to these plans, in addition to those obligations and costs related to the Playtex Plan and the National Textiles Plan, are included in the Company’s Condensed Consolidated Financial Statements as of March 31, 2007.

The pension expense (income) incurred by the Company for these defined benefit plans is as follows:

	Quarter Ended
	March 31	April 1,
	2007	2006

Participation in Sara Lee sponsored defined benefit plans	$—	$(82)
Hanesbrands sponsored defined benefit plans	1,115	—
Playtex Apparel, Inc. Pension Plan	(34)	(58)
National Textiles LLC Pension Plan	(85)	(265)

Total pension plan expense (income)	$996	$(405)

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

For the first quarter ended March 31, 2007, the components of the Company’s noncontributory defined benefit plans net periodic benefit cost were as follows:

Service cost	$313
Interest cost	12,387
Expected return on assets	(12,386)
Amortization of:
Prior service cost	10
Net actuarial loss	672

Net periodic pension cost	$996

During the first quarter ended March 31, 2007, the Company made a discretionary contribution of $41,900, which, when combined with the payment made in December 2006, satisfies the 2007 minimum funding requirement for the pension plans.

(9)  Postretirement Healthcare and Life Insurance Plans

Prior to the spin off from Sara Lee on September 5, 2006, employees who met certain eligibility requirements participated in post-retirement healthcare and life insurance sponsored by Sara Lee. The annual cost of the Sara Lee defined benefit plans was allocated from Sara Lee to all of the participating businesses based upon a specific actuarial computation which was followed consistently. In connection with the spin off on September 5, 2006, the Company assumed Sara Lee’s obligations under the Sara Lee postretirement plans. The obligations and costs related to all of these plans are included in the Company’s Condensed Consolidated Financial Statements as of March 31, 2007.

In December 2006, the Company changed the postretirement plan benefits to (a) pass along a higher share of retiree medical costs to all retirees effective February 1, 2007, (b) eliminate company contributions toward premiums for retiree medical coverage effective December 1, 2007, (c) eliminate retiree medical coverage options for all current and future retirees age 65 and older and (d) eliminate future postretirement life benefits. Gains associated with these amendments are currently being amortized and the Company expects to record a final gain on curtailment of plan benefits of approximately $36,000 in December 2007.

The postretirement plan expense (income) incurred by the Company for these postretirement plans is as follows:

	Quarter Ended
	March 31,	April 1,
	2007	2006

Participation in Sara Lee sponsored postretirement healthcare and life insurance plans	$—	$1,474
Hanesbrands postretirement healthcare and life insurance plans	(1,456)	—

	$(1,456)	$1,474

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

For the first quarter ended March 31, 2007, the components of the Company’s postretirement plans net periodic benefit income were as follows:

Service cost	$78
Interest cost	224
Expected return on assets	(2)
Amortization of:
Transition obligation	(2)
Prior service cost	(2,013)
Net actuarial loss	259

Net periodic benefit income	$(1,456)

(10)  Long-Term Debt

In connection with the spin off on September 5, 2006, the Company entered into a $2,150,000 senior secured credit facility (the “Senior Secured Credit Facility”), a $450,000 senior secured second lien credit facility and a $500,000 bridge loan facility (the “Bridge Loan Facility”). The Bridge Loan Facility was paid off in full through the issuance of $500,000 of floating rate senior notes in December 2006.

On February 22, 2007, the Company entered into a First Amendment (the “First Amendment”) to the Senior Secured Credit Facility. Pursuant to the First Amendment, the “applicable margin” with respect to the $1,400,000 Term B loan facility (“Term B Loan Facility”) that comprises a part of the Senior Secured Credit Facility was reduced from 2.25% to 1.75% with respect to loans maintained as “LIBO loans,” and from 1.25% to 0.75% with respect to loans maintained as “Base Rate loans.” At the Company’s option, borrowings under the Senior Secured Credit Facility may be maintained from time to time as (a) Base Rate loans, which bear interest at the higher of (i) 1/2 of 1% in excess of the federal funds rate and (ii) the rate published in the Wall Street Journal as the “prime rate” (or equivalent), in each case in effect from time to time, plus the applicable margin in effect from time to time, or (b) LIBOR based loans, which shall bear interest at the LIBO Rate (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), as determined by the Administrative Agent for the respective interest period plus the applicable margin in effect from time to time.

The First Amendment also provides that in the event that, prior to February 22, 2008, the Company: (i) incurs a new tranche of replacement loans constituting obligations under the Senior Secured Credit Facility having an effective interest rate margin less than the applicable margin for loans pursuant to the Term B Loan Facility (“Term B Loans”), the proceeds of which are used to repay or return, in whole or in part, principal of the outstanding Term B Loans, (ii) consummates any other amendment to the Senior Secured Credit Facility that reduces the applicable margin for the Term B Loans, or (iii) incurs additional Term B Loans having an effective interest rate margin less than the applicable margin for Term B Loans, the proceeds of which are used in whole or in part to prepay or repay outstanding Term B Loans, then in any such case, the Company will pay to the Administrative Agent, for the ratable account of each Lender with outstanding Term B Loans, a fee in an amount equal to 1.0% of the aggregate principal amount of all Term B Loans being replaced on such date immediately prior to the effectiveness of such transaction.

The Company incurred $1,600 in debt issuance costs in connection with entering into the First Amendment which will be amortized over the life of the Term B Loan Facility.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(11)  Business Segment Information

Our operations are managed and reported in five operating segments, each of which is a reportable segment: Innerwear, Outerwear, Hosiery, International and Other. These segments are organized principally by product category and geographic location. Management of each segment is responsible for the assets and operations of these businesses.

The types of products and services from which each reportable segment derives its revenues are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear.

•	Outerwear sells basic branded products that are seasonal in nature under the product categories of casualwear and activewear.

•	Hosiery sells products in categories such as pantyhose and knee highs.

•	International relates to the Europe, Asia, Canada and Latin America geographic locations which sell products that span across the innerwear, outerwear and hosiery reportable segments.

•	Other is comprised of sales of nonfinished products such as fabric and certain other materials in the United States, Asia and Latin America in order to maintain asset utilization at certain manufacturing facilities.

The accounting policies of the segments are consistent with those described in Note 2 to the Company’s combined and consolidated financial statements included in its Report on Form 10-KT for the six months ended December 30, 2006.

	Quarter Ended
	March 31,	April 1,
	2007	2006

Net sales(1) (2):
Innerwear	$590,447	$593,620
Outerwear	283,635	267,286
Hosiery	73,693	77,314
International	90,777	91,966
Other	15,398	16,997

Total segment net sales	1,053,950	1,047,183
Intersegment	(14,056)	(14,323)

Total net sales	$1,039,894	$1,032,860

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended
	March 31,	April 1,
	2007	2006

Segment operating profit:
Innerwear	$75,968	$79,048
Outerwear	6,100	15,902
Hosiery	20,045	11,937
International	7,778	9,018
Other	(775)	(121)

Total segment operating profit	109,116	115,784
Items not included in segment operating profit:
General corporate expenses	(17,177)	(15,702)
Amortization of trademarks and other identifiable intangibles	(1,560)	(2,560)
Restructuring	(16,246)	(1,284)
Accelerated depreciation	(5,267)	—

Total operating profit	68,866	96,238
Interest expense, net	(51,717)	(3,100)

Income before income taxes	$17,149	$93,138

	March 31,	December 30,
	2007	2006

Assets:
Innerwear	$1,420,251	$1,354,183
Outerwear	747,660	761,653
Hosiery	89,913	110,400
International	212,956	222,561
Other	19,923	21,798

	2,490,703	2,470,595
Corporate(3)	963,880	965,025

Total assets	$3,454,583	$3,435,620

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended
	March 31,	April 1,
	2007	2006

Depreciation expense for fixed assets:
Innerwear	$14,363	$11,492
Outerwear	5,120	5,640
Hosiery	2,304	3,237
International	738	478
Other	651	912

	23,176	21,759
Corporate	3,434	4,776

Total depreciation expense for fixed assets	$26,610	$26,535

	Quarter Ended
	March 31,	April 1,
	2007	2006

Additions to long-lived assets:
Innerwear	$2,196	$1,539
Outerwear	1,109	6,879
Hosiery	159	53
International	338	143
Other	7	96

	3,809	8,710
Corporate	3,585	12,405

Total additions to long-lived assets	$7,394	$21,115

(1)	Includes sales between segments. Such sales are at transfer prices that are at cost plus markup or at prices equivalent to market value.

(2)	Intersegment sales included in the segments’ net sales are as follows:

	Quarter Ended
	March 31,	April 1,
	2007	2006

Innerwear	$1,725	$2,853
Outerwear	6,798	4,742
Hosiery	4,824	5,811
International	709	917
Other	—	—

Total	$14,056	$14,323

(3)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other intangibles, and certain other noncurrent assets.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(12)  Consolidating Financial Information

In accordance with the indenture governing the Company’s $500 million Floating Rate Senior Notes issued on December 14, 2006, certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Floating Rate Senior Notes. The following presents the condensed consolidating financial information separately for:

(i) Hanesbrands (on an unconsolidated basis), the issuer of the guaranteed obligations;

(ii) Divisional entities, on a combined basis, representing operating divisions 100% owned by Hanesbrands;

(iii) Guarantor subsidiaries, on a combined basis, as specified in the indenture governing the Floating Rate Senior Notes;

(iv) Non-guarantor subsidiaries, on a combined basis;

(v) Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Hanesbrands, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate intercompany profit in inventory, (c) eliminate the investments in our subsidiaries and (d) record consolidating entries; and

(vi) Hanesbrands, on a consolidated basis.

As described in Note 1 to the Company’s Combined and Consolidated Financial Statements included in its Report on Form 10-KT for the six months ended December 30, 2006, a separate legal entity did not exist for Hanesbrands Inc. prior to the spin off from Sara Lee because a direct ownership relationship did not exist among the various units comprising the Branded Apparel Americas and Asia Business. In connection with the spin off from Sara Lee, each guarantor subsidiary became a wholly owned direct or indirect subsidiary of Hanesbrands Inc. as of September 5, 2006. Therefore, a parent company entity is not presented for fiscal periods prior to the spin-off.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The Floating Rate Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in the Company’s Combined and Consolidated Financial Statements included in its Report on Form 10-KT for the six months ended December 30, 2006, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

	Condensed Consolidating Balance Sheet
	March 31, 2007
					Consolidating
					Entries
	Parent	Divisional	Guarantor	Non-Guarantor	and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$34,528	$8,806	$105,956	$—	$149,290
Trade accounts receivable	—	437,082	15,244	61,497	—	513,823
Inventories	—	976,503	134,503	245,103	(102,441)	1,253,668
Deferred tax assets and other current assets	—	34,771	138,581	23,208	6	196,566

Total current assets	—	1,482,884	297,134	435,764	(102,435)	2,113,347

Property, net	—	277,596	90,501	162,785	—	530,882
Trademarks and other identifiable intangibles, net	—	15,982	112,667	9,582	—	138,231
Goodwill	—	212,565	16,934	51,984	—	281,483
Investments in subsidiaries	91,320	—	185,944	278,030	(555,294)	—
Deferred tax assets and other noncurrent assets	—	161,064	275,228	20,007	(65,659)	390,640

Total assets	$91,320	$2,150,091	$978,408	$958,152	$(723,388)	$3,454,583

Liabilities and Stockholders’ Equity
Accounts payable	$—	$159,148	$27,012	$46,498	$—	$232,658
Accrued liabilities	—	303,817	30,096	51,877	(2,601)	383,189
Notes payable to banks	—	—	—	12,179	—	12,179
Current portion of long-term debt	—	18,750	—	—	—	18,750

Total current liabilities	—	481,715	57,108	110,554	(2,601)	646,776

Long-term debt	—	2,024,625	450,000	—	—	2,474,625
Other noncurrent liabilities	—	201,537	28,240	8,128	3,957	241,862

Total liabilities	—	2,707,877	535,348	118,682	1,356	3,363,263
Stockholders’ equity	91,320	(557,786)	443,060	839,470	(724,744)	91,320

Total liabilities and stockholders’ equity	$91,320	$2,150,091	$978,408	$958,152	$(723,388)	$3,454,583

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	December 30, 2006
					Consolidating
					Entries
	Parent	Divisional	Guarantor	Non-Guarantor	and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$60,960	$154	$94,859	$—	$155,973
Trade accounts receivable	—	408,751	9,369	70,509	—	488,629
Inventories	—	959,274	128,773	226,188	(97,734)	1,216,501
Deferred tax assets and other current assets	—	55,481	142,183	27,329	(14,916)	210,077

Total current assets	—	1,484,466	280,479	418,885	(112,650)	2,071,180

Property, net	—	298,755	96,147	161,964	—	556,866
Trademarks and other identifiable intangibles, net	—	13,301	114,205	9,675	—	137,181
Goodwill	—	213,376	16,935	51,214	—	281,525
Investments in subsidiaries	69,271	—	175,594	266,347	(511,212)	—
Deferred tax assets and other noncurrent assets	—	144,281	233,608	245,879	(234,900)	388,868

Total assets	$69,271	$2,154,179	$916,968	$1,153,964	$(858,762)	$3,435,620

Liabilities and Stockholders’ Equity
Accounts payable	$—	$162,281	$20,109	$44,855	$(4,704)	$222,541
Accrued liabilities	—	189,243	29,784	292,788	(146,814)	365,001
Notes payable to banks	—	—	—	14,264	—	14,264
Current portion of long-term debt	—	9,375	—	—	—	9,375

Total current liabilities	—	360,899	49,893	351,907	(151,518)	611,181

Long-term debt	—	2,034,000	450,000	—	—	2,484,000
Other noncurrent liabilities	—	238,271	20,525	8,567	3,805	271,168

Total liabilities	—	2,633,170	520,418	360,474	(147,713)	3,366,349
Stockholders’ equity	69,271	(478,991)	396,550	793,490	(711,049)	69,271

Total liabilities and stockholders’ equity	$69,271	$2,154,179	$916,968	$1,153,964	$(858,762)	$3,435,620

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	First Quarter Ended March 31, 2007
					Consolidating
	Parent	Divisional	Guarantor	Non-Guarantor	Entries and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,042,703	$232,120	$570,177	$(805,106)	$1,039,894
Cost of sales	—	805,905	183,805	503,205	(792,700)	700,215

Gross profit	—	236,798	48,315	66,972	(12,406)	339,679
Selling, general and administrative expenses	—	220,847	2,486	25,612	5,622	254,567
Restructuring	—	15,901	—	345	—	16,246

Operating profit (loss)	—	50	45,829	41,015	(18,028)	68,866
Equity in earnings (loss) of subsidiaries	12,004	—	10,350	13,116	(35,470)	—
Interest expense, net	—	41,442	10,639	(357)	(7)	51,717

Income (loss) before income taxes	12,004	(41,392)	45,540	54,488	(53,491)	17,149
Income tax expense	—	—	440	4,705	—	5,145

Net income (loss)	$12,004	$(41,392)	$45,100	$49,783	$(53,491)	$12,004

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions.

	Condensed Consolidating Statement of Income
	First Quarter Ended April 1, 2006
				Consolidating
	Divisional	Guarantor	Non-Guarantor	Entries and
	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,104,873	$284,236	$661,093	$(1,017,342)	$1,032,860
Cost of sales	949,709	224,382	529,644	(1,011,767)	691,968

Gross profit	155,164	59,854	131,449	(5,575)	340,892
Selling, general and administrative expenses	178,369	39,292	24,177	1,532	243,370
Restructuring	421	(3)	866	—	1,284

Operating profit (loss)	(23,626)	20,565	106,406	(7,107)	96,238
Equity in earnings (loss) of subsidiaries	—	22,236	47,766	(70,002)	—
Interest expense, net	550	2,255	295	—	3,100

Income (loss) before income taxes	(24,176)	40,546	153,877	(77,109)	93,138
Income tax expense	—	16,463	2,083	—	18,546

Net income (loss)	$(24,176)	$24,083	$151,794	$(77,109)	$74,592

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	First Quarter Ended March 31, 2007
					Consolidating
	Parent	Divisional	Guarantor	Non-Guarantor	Entries and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$—	$(84,163)	$16,448	$267,792	$(200,668)	$(591)

Investing activities:
Purchases of property and equipment	—	(5,473)	(284)	(1,637)	—	(7,394)
Proceeds from sales of assets	—	414	1,162	2,952	—	4,528
Other	—	(366)	84	(709)	357	(634)

Net cash provided by (used in) investing activities	—	(5,425)	962	606	357	(3,500)

Financing activities:
Principal payments on capital lease obligations	—	(262)	(15)	—	—	(277)
Borrowings on notes payable to banks	—	—	—	8,992	—	8,992
Repayments on notes payable to banks	—	—	—	(11,204)	—	(11,204)
Cost of debt issuance	—	(1,774)	—	—	—	(1,774)
Decrease in bank overdraft.	—	—	—	(834)	—	(834)
Proceeds from stock options exercised	—	2,338	—	—	—	2,338
Net transactions with related entities	—	62,854	(8,743)	(254,422)	200,311	—

Net cash provided by (used in) financing activities	—	63,156	(8,758)	(257,468)	200,311	(2,759)

Effect of changes in foreign exchange rates on cash	—	—	—	167	—	167

Increase (decrease) in cash and cash equivalents	—	(26,432)	8,652	11,097	—	(6,683)
Cash and cash equivalents at beginning of year	—	60,960	154	94,859	—	155,973

Cash and cash equivalents at end of period	—	$34,528	$8,806	$105,956	$—	$149,290

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	First Quarter Ended April 1, 2006
				Consolidating
	Divisional	Guarantor	Non-Guarantor	Entries and
	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$213,572	$28,438	$143,129	$(282,842)	$102,297

Investing activities:
Purchases of property and equipment	(13,381)	(1,447)	(6,287)	—	(21,115)
Proceeds from sales of assets	978	—	41	—	1,019
Other	(426)	—	(374)	424	(376)

Net cash provided by (used in) investing activities	(12,829)	(1,447)	(6,620)	424	(20,472)

Financing activities:
Principal payments on capital lease obligations	(1,152)	(57)	—	—	(1,209)
Borrowings on notes payable to banks	—	—	1,748	—	1,748
Repayments on notes payable to banks	—	—	(37,749)	—	(37,749)
Borrowings (repayments) on notes payable to related entities	(8,000)	8,271	(5,428)	—	(5,157)
Net transactions with parent companies	23,769	(74,146)	(126,071)	282,418	105,970
Net transactions with related entities	(200,502)	—	—	—	(200,502)

Net cash provided by (used in) financing activities	(185,885)	(65,932)	(167,500)	282,418	(136,899)

Effect of changes in foreign exchange rates on cash	—	—	337	—	337

Increase (decrease) in cash and cash equivalents	14,858	(38,941)	(30,654)	—	(54,737)
Cash and cash equivalents at beginning of year	(24,248)	292,264	242,616	—	510,632

Cash and cash equivalents at end of period	$(9,390)	$253,323	$211,962	$—	$455,895

(13)  Issued But Not Yet Effective Accounting Standards

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

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

those fiscal years. The Company is currently evaluating the impact, if any, of SFAS 157 on its results of operations and financial position.

Pension and Other Postretirement Benefits

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive loss and as a separate component of stockholders’ equity. The Company adopted the provision to recognize the funded status of a benefit plan and the disclosure requirements during the six months ended December 30, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. The Company plans to adopt the measurement date provision in 2007.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its results of operations and financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited combined and consolidated financial statements and notes for the six month period ended December 30, 2006, which were included in our Report on Form 10-KT filed with the Securities and Exchange Commission. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in our Report on Form 10-KT.

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

Our operations are managed and reported in five operating segments, each of which is a reportable segment: innerwear, outerwear, hosiery, international and other. These segments are organized principally by product category and geographic location. Management of each segment is responsible for the assets and operations of these businesses.

•	Innerwear. The innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size, and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear, and kids’ underwear under the Hanes and Champion brand names. Our net sales for the first quarter ended March 31, 2007 from our innerwear segment were $590 million, representing approximately 56% of total segment net sales.

•	Outerwear. We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and in 2004 launched an apparel program at Target stores, C9 by Champion. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products to screen printers and embellishers, who imprint or embroider the product and then resell to specialty retailers and organizations such as resorts and professional sports clubs. Our net sales for the first quarter ended March 31, 2007 from our outerwear segment were $284 million, representing approximately 27% of total segment net sales.

•	Hosiery. We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our Hanes, L’eggs and Just My Size brands. Our net sales for the first quarter ended March 31, 2007 from our hosiery segment were $74 million, representing approximately 7% of total segment net sales. In light of a sustained decline in the hosiery industry due to changes in consumer preferences, our net sales from hosiery sales have declined each year since 1995.

•	International. International includes products that span across the innerwear, outerwear and hosiery reportable segments. Our net sales for the first quarter ended March 31, 2007 in our international segment were $91 million, representing approximately 9% of total segment net sales and included sales in Europe, Asia, Canada and Latin America. Japan, Canada and Mexico are our largest international markets and we also have opened sales offices in India and China.

•	Other. Our net sales for the first quarter ended March 31, 2007 in our other segment were $15 million, representing approximately 1% of total segment net sales and are comprised of sales of nonfinished products such as fabric and certain other materials in the United States, Asia and Latin America in order to maintain asset utilization at certain manufacturing facilities

Highlights from the First Quarter Ended March 31, 2007

•	Total net sales increased by $7 million, or 0.7%, to $1.04 billion, up from $1.03 billion in the year-ago quarter ended April 1, 2006. Growth in the outerwear segment resulted from double-digit gains for Champion activewear and Hanes casualwear and more than offset generally flat sales in the innerwear segment and declines in other segments, primarily Hosiery.

•	Operating profit was $68.9 million, a decrease of 28.4% from $96.2 million a year ago. The profit decline primarily reflected restructuring and related charges for plant closures, higher cotton costs and increased investment in business operations.

•	Net income for the quarter was $12.0 million, down from $74.6 million a year ago, primarily as a result of our new independent structure. The decrease in net income reflected a $49 million increase in interest expense, reduced operating profit and a higher effective rate of income taxes.

•	Using cash flow from operations, we made a voluntary $42 million pension contribution in the first quarter, reducing our underfunded liability for qualified pension plans to approximately $131 million. Our qualified pension plan liability is now approximately 84% funded.

•	We entered into a first amendment to our senior secured credit facility with our lenders which primarily lowered the borrowing applicable margin with respect to the Term B loan facility from 2.25% to 1.75% on LIBOR based loans and from 1.25% to 0.75% on Base Rate loans.

•	We approved actions to close two textile facilities and two distribution centers in the United States. In addition, we completed previously announced actions in the first quarter of 2007. The net impact of these actions was to reduce income before income taxes by $22 million.

Condensed Consolidated Results of Operations — Quarter Ended March 31, 2007 Compared with Quarter Ended April 1, 2006

	Quarter Ended	Quarter Ended	Better	Percent
	March 31, 2007	April 1, 2006	(Worse)	Change
		(dollars in thousands)

Net sales	$1,039,894	$1,032,860	$7,034	0.7%
Cost of sales	700,215	691,968	(8,247)	(1.2)

Gross profit	339,679	340,892	(1,213)	(0.4)

Selling, general and administrative expenses	254,567	243,370	(11,197)	(4.6)
Restructuring	16,246	1,284	(14,962)	NM

Operating profit	68,866	96,238	(27,372)	(28.4)

Interest expense, net	51,717	3,100	(48,617)	NM

Income before income taxes	17,149	93,138	(75,989)	(81.6)
Income tax expense	5,145	18,546	13,401	72.3

Net income	$12,004	$74,592	$(62,588)	(83.9)%

Net Sales

	Quarter Ended	Quarter Ended	Better	Percent
	March 31, 2007	April 1, 2006	(Worse)	Change
	(dollars in thousands)

Net sales	$1,039,894	$1,032,860	$7,034	0.7%

Consolidated net sales increased by $7 million or 0.7% in the first quarter of 2007 compared to the same quarter in 2006. The increase was primarily due to growth in sales volume in Hanes casualwear and Champion activewear brand sales in our Outerwear segment. We experienced higher net sales in our women’s products such as panties, casualwear, socks and sleepwear which were partially offset by lower men’s and kids’ underwear net sales. The increase in women’s net sales reflects the recent launch of our Hanes All-Over Comfort Bra. The All-Over Comfort Bra is the latest in our Hanes ComfortSoft platform, which spans across the men’s, women’s and kids’ product categories.

Our Outerwear segment net sales increased by $16 million and were offset by slight declines in Innerwear of $3 million, Hosiery of $4 million, International of $1 million and Other segment net sales of $1 million. We expect the trend of declining hosiery sales to continue as a result of shifts in consumer preferences, which is consistent with the long-term decline in the overall hosiery industry.

Gross Profit

	Quarter Ended	Quarter Ended	Better	Percent
	March 31, 2007	April 1, 2006	(Worse)	Change
	(dollars in thousands)

Gross profit	$339,679	$340,892	$(1,213)	(0.4)%

As a percent of net sales, our gross profit percentage decreased to 32.7% in the first quarter of 2007 from 33.0% in the same quarter in 2006. The decrease in gross profit percentage was primarily due to higher cotton costs of $10 million, $5 million in accelerated depreciation and higher excess and obsolete inventory costs of $4 million. Cotton prices, which were approximately 45 cents per pound in the first half of 2006, returned to the historical average of approximately 55 cents per pound in the second half of calendar 2006 and the first quarter of 2007. These higher costs were offset primarily by lower spending in numerous areas resulting from our prior year restructuring actions and cost savings initiatives of $14 million and lower allocations of overhead costs $7 million. The accelerated depreciation was a result of actions approved in the first quarter of 2007 to close two textile manufacturing plants and two distribution centers in the United States and previously approved actions that were completed during the first quarter of 2007.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended	Better	Percent
	March 31, 2007	April 1, 2006	(Worse)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$254,567	$243,370	$(11,197)	(4.6)%

Selling, general and administrative expenses were $11 million higher in the first quarter of 2007 compared to the same quarter in 2006. Our expenses were higher in the first quarter of 2007 primarily due to a reduction of allocations to inventory cost of $7 million, higher technology consulting expenses of $4 million, higher distribution expenses of $3 million, incremental stand alone expenses associated with being an independent company of $2 million and offset by the elimination of allocations from Sara Lee of $6 million. Our higher expenses were primarily offset by lower spending in media, advertising and promotion of $6 million and lower non-recurring spin off and related expenses of $3 million in the first quarter 2007 compared to the same quarter in 2006. The lower media, advertising and promotion expenses are primarily due to timing of actual spending during the full year 2007 versus 2006.

Restructuring

	Quarter Ended	Quarter Ended	Better	Percent
	March 31, 2007	April 1, 2006	(Worse)	Change
	(dollars in thousands)

Restructuring	$16,246	$1,284	$(14,962)	NM

During the first quarter of 2007, we approved actions to close two textile manufacturing plants and two distribution centers in the United States. These actions resulted in a charge of $6 million, representing costs associated with the planned termination of 930 employees for employee and other termination benefits in accordance with benefit plans previously communicated to the affected employee group. In addition, we recognized a charge of $10 million for estimated lease termination costs associated with plant closures announced in the six months ended December 30, 2006, for facilities which were exited in the first quarter of 2007. In connection with the approved actions in the first quarter of 2007 and previously announced actions which were completed this quarter, a charge of $5 million for accelerated depreciation of buildings and equipment is reflected in the “Cost of sales” line of the Condensed Consolidated Statement of Income. The first quarter actions are expected to be completed during the balance of 2007. These actions, which are a continuation of our long-term supply chain globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.

Operating Profit

	Quarter Ended	Quarter Ended	Better	Percent
	March 31, 2007	April 1, 2006	(Worse)	Change
	(dollars in thousands)

Operating profit	$68,866	$96,238	$(27,372)	(28.4)%

Operating profit decreased in the first quarter of 2007 by $27 million as compared to the same quarter in 2006 primarily as a result of restructuring and related charges for facility closures of $22 million and higher selling, general and administrative expenses of $11 million. Our higher costs were partially offset by benefits from prior year restructuring actions and cost savings initiatives.

Interest Expense, net

	Quarter Ended	Quarter Ended	Better	Percent
	March 31, 2007	April 1, 2006	(Worse)	Change
	(dollars in thousands)

Interest expense, net	$51,717	$3,100	$(48,617)	NM

Interest expense, net increased by $49 million in the first quarter of 2007 compared to the same quarter in 2006 primarily as a result of the indebtedness incurred in connection with the spin off from Sara Lee on September 5, 2006, consisting of $2.6 billion pursuant to a new senior secured credit facility, a new senior secured second lien credit facility and a bridge loan facility. In December 2006, we issued $500 million of floating rate senior notes and the net proceeds were used to repay the bridge loan facility. On February 22, 2007, we entered into a first amendment to our senior secured credit facility with our lenders which primarily lowered the applicable borrowing margin with respect to the Term B loan facility from 2.25% to 1.75% on LIBOR based loans and from 1.25% to 0.75% on Base Rate loans.

Income Tax Expense

	Quarter Ended	Quarter Ended	Better	Percent
	March 31, 2007	April 1, 2006	(Worse)	Change
	(dollars in thousands)

Income tax expense	$5,145	$18,546	$13,401	72.3%

Our effective income tax rate increased to 30.0% in the first quarter of 2007 from 19.9% in the same quarter of 2006. The increase in our effective tax rate as an independent company is attributable primarily to the expiration of tax incentives for manufacturing in Puerto Rico, which were repealed effective after our tax year commencing after July 1, 2006 and lower unremitted earnings from foreign subsidiaries in the first quarter of 2007 taxed at rates less than the U.S. statutory rate.

Net Income

	Quarter Ended	Quarter Ended	Better	Percent
	March 31, 2007	April 1, 2006	(Worse)	Change
	(dollars in thousands)

Net income	$12,004	$74,592	(62,588)	(83.9)%

Net income for the first quarter of 2007 was lower than the same quarter of 2006 as a result of higher interest expense, lower operating profit and a higher effective rate of income taxes.

Operating Results by Business Segment — Quarter Ended March 31, 2007 Compared with Quarter Ended April 1, 2006

	Quarter Ended	Quarter Ended	Better	Percent
	March 31, 2007	April 1, 2006	(Worse)	Change
	(dollars in thousands)

Net sales:
Innerwear	$590,447	$593,620	$(3,173)	(0.5)%
Outerwear	283,635	267,286	16,349	6.1
Hosiery	73,693	77,314	(3,621)	(4.7)
International	90,777	91,966	(1,189)	(1.3)
Other	15,398	16,997	(1,599)	(9.4)

Total net segment sales	1,053,950	1,047,183	6,767	0.6
Intersegment	(14,056)	(14,323)	267	1.9

Total net sales	$1,039,894	$1,032,860	$7,034	0.7%
Segment operating profit:
Innerwear	$75,968	$79,048	$(3,080)	(3.9)%
Outerwear	6,100	15,902	(9,802)	(61.6)
Hosiery	20,045	11,937	8,108	67.9
International	7,778	9,018	(1,240)	(13.8)
Other	(775)	(121)	(654)	(540.5)

Total segment operating profit	109,116	115,784	(6,668)	(5.8)
Items not included in segment operating profit:
General corporate expenses	(17,177)	(15,702)	(1,475)	(9.4)
Amortization of trademarks and other intangibles	(1,560)	(2,560)	1,000	39.1
Restructuring	(16,246)	(1,284)	(14,962)	NM
Accelerated depreciation	(5,267)	—	(5,267)	NM

Total operating profit	68,866	96,238	(27,372)	(28.4)
Interest expense, net	(51,717)	(3,100)	(48,617)	NM

Income before income taxes	$17,149	$93,138	$(75,989)	(81.6)%

Innerwear

	Quarter Ended	Quarter Ended	Better	Percent
	March 31, 2007	April 1, 2006	(Worse)	Change
		(dollars in thousands)

Net sales	$590,447	$593,620	$(3,173)	(0.5)%
Segment operating profit	75,968	79,048	(3,080)	(3.9)

Overall net sales in the Innerwear segment decreased slightly in the first quarter of 2007 compared to the same quarter in 2006. We experienced lower sales of men’s and kids’ underwear of $11 million, lower intersegment sales of $5 million and an aggregate of $4 million lower sales in all other product categories in the first quarter of 2007 compared to a year ago. The lower net sales of men’s and kids’ underwear were primarily offset by higher net sales in our women’s products in socks of $8 million, women’s intimate apparel of $5 million and women’s sleepwear of $4 million. Following our recent launch of our Hanes All-Over Comfort Bra with ComfortSoft Straps media campaign, we experienced a higher retail sell through of the All-Over Comfort Bra.

As a percent of segment net sales, gross profit percentage in the Innerwear segment increased in the first quarter of 2007 to 38.6% as compared to 37.9% in the same quarter of 2006. The improvement in gross profit is primarily attributable to lower sourcing costs and other manufacturing efficiencies of $8 million and lower allocations of overhead costs of $4 million offset primarily by $7 million of higher incentives on sales and $5 million of higher cotton costs.

The decrease in Innerwear segment operating profit in the first quarter of 2007 as compared to the same quarter in 2006 is primarily attributable to the higher gross profit on lower net sales, and lower media, advertising and promotion costs of $7 million offset by a higher allocation of selling, general and administrative expenses of $12 million. Our consolidated selling, general and administrative expenses before segment allocations increased in the first quarter of 2007 as compared to the same quarter of 2006 primarily due to a reduction of allocations to inventory cost, higher technology consulting expenses, higher distribution expenses and higher stand alone company expenses offset by the elimination of allocations from Sara Lee and lower media, advertising and promotion expenses.

Outerwear

	Quarter Ended	Quarter Ended	Better	Percent
	March 31, 2007	April 1, 2006	(Worse)	Change
	(dollars in thousands)

Net sales	$283,635	$267,286	$16,349	6.1%
Segment operating profit	6,100	15,902	(9,802)	(61.6)

Net sales in the Outerwear segment increased by $16 million in the first quarter of 2007 compared to the same quarter of 2006 primarily a result of gains for Champion activewear and Hanes retail casualwear sales. Champion, our second largest brand, benefited from higher penetration in the mid-tier department store and sporting goods channels. Overall activewear and casualwear sales increased by $16 million and $22 million, respectively, in the first quarter of 2007 compared to the same quarter in 2006. These sales increases more than offset the decrease in sales in our casualwear business of $21 million, primarily t-shirts sold through our embellishment channel.

As a percent of segment net sales, gross profit percentage in the Outerwear segment increased in the first quarter of 2007 to 18.9% as compared to 17.7% in the same quarter in 2006. The improvement in gross profit is attributable to a more favorable product sales mix of $6 million and the results of prior year restructuring actions and cost savings initiatives of $4 million and lower allocations of overhead costs of $3 million offset primarily by $6 million of higher cotton costs.

The decrease in Outerwear segment operating profit in the first quarter of 2007 as compared to the same quarter in 2006 is primarily attributable to the higher gross profit on higher net sales which were more than offset by higher media, advertising and promotion expenses of $2 million and higher allocation of selling, general and administrative expenses of $14 million. Our consolidated selling, general and administrative expenses before segment allocations increased in the first quarter of 2007 as compared to the same quarter in 2006 primarily due to a reduction of allocations to inventory cost, higher technology consulting expenses, higher distribution expenses, higher stand alone company expenses offset by the elimination of allocations from Sara Lee and lower media, advertising and promotion expenses.

Hosiery

	Quarter Ended	Quarter Ended	Better	Percent
	March 31, 2007	April 1, 2006	(Worse)	Change
	(dollars in thousands)

Net sales	$73,693	$77,314	$(3,621)	(4.7)%
Segment operating profit	20,045	11,937	8,108	67.9

Net sales in the Hosiery segment decreased by $4 million in the first quarter of 2007 compared to the same quarter in 2006 primarily due to lower sales of the L’eggs brand to mass retailers and food and drug stores. We expect this trend to continue as a result of shifts in consumer preferences.

As a percent of segment net sales, gross profit percentage increased in the first quarter of 2007 to 45.7% from 41.1% in the same quarter in 2006 primarily due cost savings initiatives and manufacturing efficiencies of $3 million which were offset by the impact on gross profit of lower sales of approximately $2 million.

Hosiery segment operating profit increased in the first quarter of 2007 as compared to the same quarter in 2006 primarily due to $6 million in lower allocated selling, general and administrative expenses and the improvement in gross profit.

International

	Quarter Ended	Quarter Ended	Better	Percent
	March 31, 2007	April 1, 2006	(Worse)	Change
	(dollars in thousands)

Net sales	$90,777	$91,966	$(1,189)	(1.3)%
Segment operating profit	7,778	9,018	(1,240)	(13.8)

Overall net sales in the International segment decreased slightly in the first quarter of 2007 compared to the same quarter of 2006. During the first quarter of 2007 we experienced higher sales of t-shirts in Europe of $3 million and higher sales of $2 million in our emerging markets in Asia offset primarily by softer sales in Canada of $6 million. Changes in foreign currency exchange rates increased net sales by $1 million in the first quarter of 2007 compared to the same quarter in 2006.

As a percent of segment net sales, gross profit percentage was flat at 40.9% in the first quarter in 2007 compared to the same quarter in 2006 at 40.8%. Gross profit was flat on slightly lower sales offset by headcount savings from prior year restructuring actions and other lower expenses.

The slight decrease in International segment operating profit in the first quarter of 2007 compared to the same quarter in 2006 is primarily attributable to a higher allocation of selling, general and administrative expenses. Our consolidated selling, general and administrative expenses before segment allocations increased in the first quarter of 2007 as compared to the same quarter in 2006 primarily due to higher technology consulting expenses, higher distribution expenses, higher stand alone company expenses offset by the elimination of allocations from Sara Lee and lower media, advertising and promotion expenses.

Other

	Quarter Ended	Quarter Ended	Better	Percent
	March 31, 2007	April 1, 2006	(Worse)	Change
	(dollars in thousands)

Net sales	$15,398	$16,997	$(1,599)	(9.4)%
Segment operating profit	(775)	(121)	(654)	(540.5)

Overall net sales in the Other segment decreased primarily due to lower net sales of nonfinished fabric and other materials to third parties in the first quarter of 2007 compared to the same quarter of 2006. Net sales of this segment are generated for the purpose of maintaining asset utilization at certain manufacturing facilities.

Gross profit in this segment declined slightly in the first quarter of 2007 compared to the same quarter of 2006. The decrease in segment operating profit is primarily attributable to the lower sales volume.

General Corporate Expenses

General corporate expenses increased in the first quarter of 2007 compared to the same quarter of 2006 primarily due to higher costs of operating as an independent company of $2 million offset by a decrease in spin off and related charges of $3 million.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are our cash flows from operating activities and availability under our revolving loan facility described below. The following has or is expected to negatively impact our liquidity:

•	we have principal and interest obligations under our long-term debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to add new manufacturing capacity in Central America, the Caribbean Basin and Asia;

•	we may need to increase the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly increase our income tax expense; and

•	we expect to repurchase up to 10 million shares of our stock in the open market over the next several years.

We believe that our cash provided from operating activities, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet presently foreseeable financial requirements.

We expect to continue the restructuring efforts that we have undertaken since the spin off from Sara Lee. For example, during the first quarter ended March 31, 2007, we approved actions that will result in the closure of two textile manufacturing plants and two distribution centers. The implementation of these efforts, which are designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs. As further plans are developed and approved by management and our board of directors, we expect to recognize additional restructuring costs to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations in other countries. As a result of these efforts, we expect to incur approximately $250 million in restructuring and related charges over the three year period following the spin off from Sara Lee approximately half of which is expected to be noncash. As of March 31, 2007, we have incurred $55 million in restructuring and related charges related to these efforts. We also expect to incur costs associated with the integration of our information technology systems across our company.

As we continue to add new manufacturing capacity in Central America, the Caribbean Basin and Asia, our exposure to events that could disrupt our foreign supply chain, including political instability, acts of war or terrorism or other international events resulting in the disruption of trade, disruptions in shipping and freight forwarding services, increases in oil prices (which would increase the cost of shipping), interruptions in the availability of basic services and infrastructure and fluctuations in foreign currency exchange rates, is increased. Disruptions in our foreign supply chain could negatively impact our liquidity by interrupting production in offshore facilities, increasing our cost of sales, disrupting merchandise deliveries, delaying receipt of the products into the United States or preventing us from sourcing our products at all. Depending on timing, these events could also result in lost sales, cancellation charges or excessive markdowns. For a discussion of these and other risk factors facing our business, see the risk factors section of our Report on Form 10-KT for the six months ended December 30, 2006.

As a result of provisions of the Pension Protection Act of 2006, we are required, commencing with plan years beginning after 2007, to make larger contributions to our pension plans than Sara Lee made with respect to these plans in past years. We contributed $48 million in December 2006 and $42 million in March 2007 based upon minimum funding estimates. While these contribution payments fulfill our minimum funding requirements through fiscal 2007, if financial conditions change or if the assumptions we have used to calculate our pension costs and obligations turn out to be inaccurate, we could be required to make contributions to the pension plans in excess of our current expectations for future years. A significant increase in our funding obligations could have a negative impact on our liquidity.

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities decreased to $1 million in the first quarter ended March 31, 2007 from cash provided by operating activities of $102 million in the first quarter ended April 1, 2006. The $103 million decrease was primarily the result of lower earnings in the business due to higher interest expense, a $42 million pension contribution and changes in the use of working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased to $4 million in the first quarter ended March 31, 2007 from $20 million in the first quarter ended April 1, 2006. The $16 million decrease was primarily the result of lower purchases of property and equipment and higher cash received from sales of property and equipment. While capital spending can vary from quarter to quarter, we anticipate that over the long term our capital expenditures will be approximately level with our annual depreciation of $110 million.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased to $3 million in the first quarter ended March 31, 2007 from $137 million in the first quarter ended April 1, 2006. The decrease was primarily the result of the elimination of net transactions with parent companies and related entities subsequent to the spin off from Sara Lee and lower repayments on notes payable to banks in the first quarter ended March 31, 2007.

Cash and Cash Equivalents

As of March 31, 2007 and December 30, 2006, cash and cash equivalents were $149 million and $156 million, respectively. The decrease in cash and cash equivalents as of March 31, 2007 was primarily the result of changes in working capital balances and a $42 million pension contribution.

Revolving Loan Facility

We have significant liquidity based on our availability under the Revolving Loan Facility provided under the senior secured credit facility that we entered into in September 2006. As of March 31, 2007, $73 million of standby and trade letters of credit were issued under this facility and $427 million was available for borrowings.

Significant Accounting Policies and Critical Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, titled “Summary of Significant Accounting Policies,” to our Combined and Consolidated Financial Statements included in our Report on Form 10-KT for the six months ended December 30, 2006.

The application of these accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Report on Form 10-KT for the six months ended December 30, 2006. There have been no material changes during the first quarter ended March 31, 2007 in these policies except as follows:

Income Taxes

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective during the first quarter ended March 31, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the reassessment of our tax positions in accordance with FIN 48 did not have an impact on our results of operations, financial condition or liquidity.

For additional information regarding the adoption of FIN 48, see Note 5, Income Taxes. For further discussion of our critical accounting estimates related to income taxes, see our Report on Form 10-KT for the six months ended December 30, 2006.

Issued But Not Yet Effective Accounting Standards

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

Pension and Other Postretirement Benefits

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R), or “SFAS 158.” SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status, or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive loss and as a separate component of stockholders’ equity. We adopted the provision to recognize the funded status of a benefit plan and the disclosure requirements during the six months ended December 30, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. We plan to adopt the measurement date provision in 2007.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 159 will have on our results of operations and financial position.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures from those described in Item 7A of our Report on Form 10-KT for the six months ended December 30, 2006.

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

Item 4T.  Controls and Procedures

Not applicable.

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

No matters were submitted to a vote of stockholders during the first quarter ended March 31, 2007.

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
E. Lee Wyatt Jr.
Executive Vice President,
Chief Financial Officer

Date: May 14, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.12	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.13	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.14	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.15	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.16	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.17	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.18	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.19	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.20	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.21	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.) (incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.22	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.23	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.24	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.25	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.26	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.27	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.28	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.29	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.30	Certificate of Formation of Inner Self, LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.31	Limited Liability Company Agreement of Inner Self, LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.32	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.33	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.34	Certificate of Formation of United States Knitting, L.L.C., together with Certificate of Amendment reflecting the change of the entity’s name to National Textiles, L.L.C. and subsequent Certificate of Amendment (incorporated by reference from Exhibit 3.34 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.35	Amended and Restated Limited Liability Company Agreement of National Textiles, L.L.C. (incorporated by reference from Exhibit 3.35 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on May 7, 2007).
3.36	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.37	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC (incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.38	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.39	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.40	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.41	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.42	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.43	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.44	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.45	Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
10.1	Severance/Change in Control Agreement dated March 5, 2007 between the Registrant and Joia M. Johnson (incorporated by reference from Exhibit 10.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
10.2	First Amendment dated February 22, 2007 to the First Lien Credit Agreement dated as of September 5, 2006 among Hanesbrands Inc., the various financial institutions and other persons from time to time party hereto, HSBC Bank USA, National Association, Lasalle Bank National Association and Barclays Bank PLC, as the co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as the co-syndication agents, Citicorp USA, Inc., as the administrative agent, Citibank, N.A., as the collateral agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as the joint lead arrangers and joint bookrunners (the “Senior Secured Credit Facility”), among Hanesbrands Inc. and the Lenders (as that term is defined in the Senior Secured Credit Facility) (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2007).
31.1	Certification of Richard A. Noll, Chief Executive Officer.
31.2	Certification of E. Lee Wyatt Jr., Chief Financial Officer.
32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2	Section 1350 Certification of E. Lee Wyatt Jr., Chief Financial Officer.

E-4