Form 10-Q
period 2007-06-30
Hanesbrands Inc.
filed 2007-08-03
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of August 1, 2007, there were 95,886,641 shares of the registrant’s common stock outstanding.

Trademarks, Trade Names and Service Marks

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Quarterly Report on Form 10-Q include the Hanes, Champion, Playtex, Bali, Just My Size, barely there, Wonderbra, C9 by Champion and L’eggs marks, which may be registered in the United States and other jurisdictions. We do not own any trademark, trade name or service mark of any other company appearing in this Quarterly Report on Form 10-Q.

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

All forward-looking statements contained in this Quarterly Report on Form 10-Q and the related risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any other change in events, conditions or circumstances on which any such statement is based, other than as required by law.

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

HANESBRANDS

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$1,121,907	$1,120,133	$2,161,801	$2,152,993
Cost of sales	741,550	738,672	1,441,765	1,430,640

Gross profit	380,357	381,461	720,036	722,353
Selling, general and administrative expenses	266,017	302,597	520,584	545,967
Restructuring	26,225	(1,046)	42,471	238

Operating profit	88,115	79,910	156,981	176,148
Other expenses	551	—	551	—
Interest expense, net	51,230	5,768	102,947	8,868

Income before income tax expense	36,334	74,142	53,483	167,280
Income tax expense	10,900	14,857	16,045	33,403

Net income	$25,434	$59,285	$37,438	$133,877

Earnings per share:
Basic	$0.26	$0.62	$0.39	$1.39
Diluted	$0.26	$0.62	$0.39	$1.39
Weighted average shares outstanding:
Basic	96,254	96,306	96,343	96,306
Diluted	97,224	96,306	97,136	96,306

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2007	December 30, 2006

Assets
Cash and cash equivalents	$176,393	$155,973
Trade accounts receivable, less allowances of $25,891 at June 30, 2007 and $27,709 at December 30, 2006	555,875	488,629
Inventories	1,233,787	1,216,501
Deferred tax assets and other current assets	193,721	210,077

Total current assets	2,159,776	2,071,180

Property, net	503,052	556,866
Trademarks and other identifiable intangibles, net	138,714	137,181
Goodwill	281,644	281,525
Deferred tax assets and other noncurrent assets	395,275	388,868

Total assets	$3,478,461	$3,435,620

Liabilities and Stockholders’ Equity
Accounts payable	$254,043	$222,541
Accrued liabilities	398,426	365,001
Notes payable to banks	13,291	14,264
Current portion of long-term debt	—	9,375

Total current liabilities	665,760	611,181

Long-term debt	2,440,250	2,484,000
Other noncurrent liabilities	243,014	271,168

Total liabilities	3,349,024	3,366,349

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value) Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value) Issued and outstanding June 30, 2007 — 95,831,922; December 30, 2006 — 96,312,458	960	963
Additional paid-in capital	121,284	94,852
Retained earnings	55,231	33,024
Accumulated other comprehensive loss	(48,038)	(59,568)

Total stockholders’ equity	129,437	69,271

Total liabilities and stockholders’ equity	$3,478,461	$3,435,620

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006

Operating activities:
Net income	$37,438	$133,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,189	54,763
Amortization of intangibles	3,074	4,986
Restructuring	(3,222)	(3,881)
Loss on early extinguishment of debt	551	—
Amortization of debt issuance costs	3,289	—
Stock compensation expense	19,133	—
Deferred taxes and other	(7,986)	(32,319)
Changes in assets and liabilities:
Accounts receivable	(65,716)	(11,656)
Inventories	(11,012)	(30,111)
Other assets	15,085	(5,908)
Due to and from related entities	—	4,266
Accounts payable	32,355	41,801
Accrued liabilities	15,380	(12,244)

Net cash provided by operating activities	101,558	143,574

Investing activities:
Purchases of property and equipment	(18,288)	(59,858)
Proceeds from sales of assets	8,198	2,338
Other	(1,395)	(437)

Net cash used in investing activities	(11,485)	(57,957)

Financing activities:
Principal payments on capital lease obligations	(588)	(3,152)
Borrowings on notes payable to banks	14,038	4,132
Repayments on notes payable to banks	(15,483)	(68,070)
Cost of debt issuance	(2,243)	—
Repayment of debt under credit facilities	(53,125)	—
Increase (decrease) in bank overdraft.	(834)	275,385
Proceeds from stock options exercised	2,803	—
Stock repurchases	(15,885)	—
Other	613	—
Borrowings on notes payable to related entities	—	8,724
Net transactions with parent companies	—	(278,368)
Net transactions with related entities	—	(239,640)

Net cash used in financing activities	(70,704)	(300,989)

Effect of changes in foreign exchange rates on cash	1,051	2,992

Increase (decrease) in cash and cash equivalents	20,420	(212,380)
Cash and cash equivalents at beginning of year	155,973	510,632

Cash and cash equivalents at end of period	$176,393	$298,252

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

Hanesbrands Inc. was incorporated in connection with the spin off by Sara Lee Corporation (“Sara Lee”) of its apparel business in the Americas and Asia (the “Branded Apparel Americas and Asia Business”). The condensed consolidated financial statements reflect the consolidated operations of Hanesbrands and its subsidiaries as a separate, stand-alone entity subsequent to the spin off from Sara Lee on September 5, 2006, in addition to the historical operations of the Branded Apparel Americas and Asia Business which were operated as part of Sara Lee prior to the spin off.

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

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the second quarter and six months ended June 30, 2007. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock. The reconciliation of basic to diluted weighted average shares for the second quarter and six months ended June 30, 2007 is as follows:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2007	2007

Basic weighted average shares	96,254	96,343
Effect of potentially dilutive securities:
Stock options	207	180
Restricted stock units	761	612
Employee stock purchase plan	2	1

Diluted weighted average shares	97,224	97,136

Options to purchase 1,023 and 2,096 shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the second quarter and six months ended June 30, 2007, respectively.

For the second quarter and six months ended July 1, 2006, basic and diluted EPS were computed using the number of shares of Hanesbrands stock outstanding on September 5, 2006, the date on which Hanesbrands common stock was distributed to stockholders of Sara Lee in connection with the spin off.

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

During April 2007, the Company implemented the Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (the “ESPP”), which is qualified under Section 423 of the Internal Revenue Code. An aggregate of up to 2,442 shares of Hanesbrands common stock may be purchased by eligible employees pursuant to the ESPP. The purchase price for shares under the ESPP is equal to 85% of the stock’s fair market value on the purchase date. During the second quarter and six months ended June 30, 2007, 13 shares were purchased under the ESPP by eligible employees. The Company had 2,429 shares of common available for issuance under the ESPP as of June 30, 2007.

(4)	Restructuring

The reported results for the quarters and six months ended June 30, 2007 and July 1, 2006 reflect amounts recognized for restructuring actions. Reported amounts also include the impact of certain actions that were completed for amounts more favorable than previously estimated of $2,589 and $3,222, respectively, in the quarter and six months ended June 30, 2007 and $3,881 for both the quarter and six months ended July 1, 2006. The impact of restructuring on income before income tax expense is summarized as follows:

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Restructuring programs:
Fiscal year 2007 restructuring actions	$41,404	$—	$49,052	$—
Six months ended December 30, 2006 restructuring actions	(1,049)	—	12,599	—
Fiscal year 2006 restructuring actions	(433)	2,835	(433)	4,119
Fiscal year 2005 restructuring actions	(336)	(2,514)	(119)	(2,514)
Fiscal year 2004 and prior restructuring actions	—	(1,367)	—	(1,367)

Decrease (increase) in income before income tax expense	$39,586	$(1,046)	$61,099	$238

The following table illustrates where the costs associated with these actions are recognized in the Condensed Consolidated Statements of Income:

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Cost of sales	$12,413	$—	$17,680	$—
Selling, general and administrative expenses	948	—	948	—
Restructuring	26,225	(1,046)	42,471	238

Decrease (increase) in income before income tax expense	$39,586	$(1,046)	$61,099	$238

During the six months ended June 30, 2007, the Company, in connection with its consolidation and globalization strategy, approved actions that will result in the closure of 14 manufacturing facilities and two distribution centers in the United States, Canada, the Dominican Republic, Mexico and Puerto Rico. All actions are expected to be completed within a 12-month period. The net impact of these actions was to reduce

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

income before income tax expense by $41,404 and $49,052 in the second quarter and six months ended June 30, 2007, respectively.

The Company recognized $27,530 and $33,936 in the second quarter and six months ended June 30, 2007, respectively, which represents costs associated with the planned termination of 7,680 employees for employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group. This charge is reflected in the “Restructuring” line of the Condensed Consolidated Statements of Income. As of June 30, 2007, 1,437 employees had been terminated and the severance obligation remaining in accrued liabilities on the Condensed Consolidated Balance Sheet was $32,246.

The Company recognized $13,874 and $15,116 in the second quarter and six months ended June 30, 2007, respectively, which represents accelerated depreciation of buildings and equipment for facilities that have been or will be closed in connection with its consolidation and globalization strategy. This charge is reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statements of Income.

The following table summarizes the charges taken for the restructuring actions during the six months ended June 30, 2007 and the related status as of June 30, 2007. Any accrued amounts remaining as of June 30, 2007 represent those cash expenditures necessary to satisfy remaining obligations, which will be primarily paid in the next 12 months.

				Accrued
	Cumulative			Restructuring
	Restructuring			as of
	Costs	Non-Cash	Cash	June 30,
	Recognized	Charges	Payments	2007

Employee termination and other benefits	$33,936	$—	$(1,690)	$32,246
Accelerated depreciation	15,116	(15,116)	—	—

	$49,052	$(15,116)	$(1,690)	$32,246

The following table summarizes activity in accrued restructuring for each of the prior period restructuring actions from December 30, 2006 to June 30, 2007. Any accrued amounts remaining as of June 30, 2007 represent those cash expenditures necessary to satisfy remaining obligations. Remaining obligations for employee termination and other benefits will be paid primarily in the next 12 months, while the obligations for lease termination costs will be paid primarily over the next several years.

	December 30,	Restructuring	Cash	June 30,
	2006	Charges	Payments	2007

Six months ended December 30, 2006 restructuring actions	$5,334	$8,894	$(3,728)	$10,500
Fiscal year 2006 restructuring actions	1,858	(240)	(1,059)	559
Fiscal year 2005 restructuring actions	8,027	(119)	(4,245)	3,663
Fiscal year 2004 and prior restructuring actions	1,810	—	(171)	1,639

Accrued restructuring	$17,029	$8,535	$(9,203)	$16,361

The Company recognized restructuring charges of $10,368 for estimated lease termination costs associated with plant closures announced in the six months ended December 30, 2006, for facilities which were exited in the six months ended June 30, 2007.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(5)	Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), during the six months ended June 30, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date on December 31, 2006, the Company had $3,267 of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. As of June 30, 2007, the Company has $5,534 of unrecognized tax benefits. Although it is not reasonably possible to estimate the amount by which these unrecognized tax benefits may increase or decrease within the next twelve months due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2007, the Company had no accrual for interest and penalties.

For the second quarter and six months ended June 30, 2007, income taxes have been computed consistent with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 28”) and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). For the second quarter and six months ended July 1, 2006, the Company’s operations were included in the consolidated income tax returns of Sara Lee. Income taxes were calculated and provided for by the Company on a separate return basis for each quarterly period prior to the spin off from Sara Lee on September 5, 2006.

The difference in the effective tax rate of 30.0% for the second quarter and six months ended June 30, 2007 and the U.S. statutory rate of 35.0% is primarily attributable to unremitted earnings of foreign subsidiaries taxed at rates less than the U.S. statutory rate and federal tax credits. The difference in the effective tax rate of 20.0% for the second quarter and six months ended July 1, 2006 and the U.S. statutory rate of 35.0% is primarily attributable to tax incentives for manufacturing in Puerto Rico, which were repealed effective for the Company’s tax year commencing after July 1, 2006, and unremitted earnings of foreign subsidiaries taxed at rates less than the U.S. statutory rate.

(6)	Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, amounts amortized into net periodic benefit cost as required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and unrealized gains and

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

losses on qualifying cash flow hedges, are combined, net of their related tax effect, to arrive at comprehensive income. The Company’s comprehensive income is as follows:

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net income	$25,434	$59,285	$37,438	$133,877
Translation adjustments	7,161	8,054	7,634	8,212
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	6,625	(2,751)	4,294	(3,116)
Amounts amortized into net periodic benefit cost:
Prior service benefit	(1,223)	—	(2,446)	—
Actuarial loss	573	—	1,147	—

Comprehensive income	$38,570	$64,588	$48,067	$138,973

(7)	Inventories

Inventories consisted of the following:

	June 30,	December 30,
	2007	2006

Raw materials	$151,860	$111,503
Work in process	226,909	197,645
Finished goods	855,018	907,353

	$1,233,787	$1,216,501

(8)	Defined Benefit Pension Plans

Prior to the spin off from Sara Lee on September 5, 2006, employees who met certain eligibility requirements participated in defined benefit pension plans sponsored by Sara Lee. The annual cost of the Sara Lee defined benefit plans was allocated from Sara Lee to all of the participating businesses based upon a specific actuarial computation which was followed consistently. Effective as of January 1, 2006, the Company created the Hanesbrands Inc. Pension and Retirement Plan (the “Hanesbrands Pension Plan”), a new defined benefit plan under which all benefits were frozen to receive assets and liabilities accrued under the Sara Lee Pension Plan that are attributable to current and former Company employees. In connection with the spin off on September 5, 2006, the Company assumed all Sara Lee’s obligations under pension plans to the extent related to the Company’s current and former employees. In addition to the Hanesbrands Pension Plan, the Company sponsors two noncontributory defined benefit plans, the Playtex Apparel, Inc. Pension Plan (the “Playtex Plan”) and the National Textiles LLC Pension Plan (the “National Textiles Plan”), for certain qualifying individuals.

As of June 30, 2007, assets estimated to represent approximately 75% of the total assets for the Hanesbrands Pension Plan have been transferred from Sara Lee’s master trust to the master trust maintained by the Company. A final transfer of assets from Sara Lee’s master trust to the master trust maintained by the Company will occur later in fiscal 2007 once the allocation of assets and liabilities has been completed in accordance with governmental regulations. The fair value of plan assets represents a best estimate based upon a percentage allocation of total assets of Sara Lee’s master trust and will be adjusted once the final transfer is made, with an adjustment to the liability.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The obligations and costs related to these plans are included in the Company’s Condensed Consolidated Financial Statements as of June 30, 2007.

The pension expense incurred by the Company for these defined benefit plans is as follows:

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Participation in Sara Lee sponsored defined benefit plans	$—	$5,540	$—	$5,459
Hanesbrands sponsored defined benefit plans	1,132	—	2,262	—
Playtex Apparel, Inc. Pension Plan	(34)	(58)	(67)	(117)
National Textiles LLC Pension Plan	(85)	(265)	(169)	(530)

Total pension plan expense	$1,013	$5,217	$2,026	$4,812

For the second quarter and six months ended June 30, 2007, the components of the Company’s noncontributory defined benefit plans net periodic benefit cost were as follows:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2007	2007

Service cost	$331	$661
Interest cost	12,415	24,829
Expected return on assets	(12,423)	(24,845)
Amortization of :
Prior service cost	11	22
Net actuarial loss	679	1,359

Net periodic cost	$1,013	$2,026

During the first quarter ended March 31, 2007, the Company made a discretionary contribution of $41,900, which, when combined with the payment made in December 2006, satisfies the 2007 minimum funding requirement for the pension plans.

(9)	Postretirement Healthcare and Life Insurance Plans

Prior to the spin off from Sara Lee on September 5, 2006, employees who met certain eligibility requirements participated in post-retirement healthcare and life insurance sponsored by Sara Lee. The annual cost of the Sara Lee postretirement healthcare and life insurance plans was allocated from Sara Lee to all of the participating businesses based upon a specific actuarial computation which was followed consistently. In connection with the spin off on September 5, 2006, the Company assumed all Sara Lee’s obligations under postretirement plans to the extent related to the Company’s current and former employees. The obligations and costs related to these plans are included in the Company’s Condensed Consolidated Financial Statements as of June 30, 2007.

In December 2006, the Company changed the postretirement plan benefits to (a) pass along a higher share of retiree medical costs to all retirees effective February 1, 2007, (b) eliminate company contributions toward premiums for retiree medical coverage effective December 1, 2007, (c) eliminate retiree medical coverage options for all current and future retirees age 65 and older and (d) eliminate future postretirement life benefits. Gains associated with these amendments are currently being amortized and the Company expects

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

to record a final gain on curtailment of plan benefits of approximately $36,000 in December 2007 upon termination of the plans.

The postretirement plan expense (income) incurred by the Company for these postretirement plans is as follows:

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Participation in Sara Lee sponsored postretirement healthcare and life insurance plans	$—	$1,474	$—	$2,948
Hanesbrands postretirement healthcare and life insurance plans	(1,456)	—	(2,912)	—

Total postretirement plan expense (income)	$(1,456)	$1,474	$(2,912)	$2,948

For the second quarter and six months ended June 30, 2007, the components of the Company’s postretirement plans net periodic benefit income were as follows:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2007	2007

Service cost	$78	$156
Interest cost	224	448
Expected return on assets	(2)	(4)
Amortization of:
Transition obligation	(3)	(5)
Prior service cost	(2,012)	(4,025)
Net actuarial loss	259	518

Net periodic income	$(1,456)	$(2,912)

(10)	Long-Term Debt

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

During the second quarter and six months ended June 30, 2007, the Company recognized $551 of loss on early extinguishment of debt related to unamortized debt issuance costs on the Senior Secured Credit Facility as a result of the prepayment of $50,000 of principal in June 2007. This loss is reflected in the “Other expenses” line of the Condensed Consolidated Statements of Income.

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

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales(1)(2):
Innerwear	$691,504	$685,479	$1,281,951	$1,279,099
Outerwear	263,596	270,523	547,231	537,809
Hosiery	51,402	56,873	125,095	134,187
International	109,001	110,472	199,778	202,438
Other	17,644	8,292	33,042	25,289

Total segment net sales	1,133,147	1,131,639	2,187,097	2,178,822
Intersegment	(11,240)	(11,506)	(25,296)	(25,829)

Total net sales	$1,121,907	$1,120,133	$2,161,801	$2,152,993

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Segment operating profit:
Innerwear	$104,680	$88,472	$180,648	$167,520
Outerwear	12,302	20,092	18,402	35,994
Hosiery	14,134	1,139	34,179	13,076
International	16,927	13,545	24,705	22,563
Other	1,064	(522)	289	(643)

Total segment operating profit	149,107	122,726	258,223	238,510
Items not included in segment operating profit:
General corporate expenses	(19,892)	(41,436)	(37,069)	(57,138)
Amortization of trademarks and other identifiable intangibles	(1,514)	(2,426)	(3,074)	(4,986)
Restructuring	(26,225)	1,046	(42,471)	(238)
Accelerated depreciation in cost of sales	(12,413)	—	(17,680)	—
Accelerated depreciation in selling, general and administrative expenses	(948)	—	(948)	—

Total operating profit	88,115	79,910	156,981	176,148
Other expenses	(551)	—	(551)	—
Interest expense, net	(51,230)	(5,768)	(102,947)	(8,868)

Income before income tax expense	$36,334	$74,142	$53,483	$167,280

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	June 30,	December 30,
	2007	2006

Assets:
Innerwear	$1,393,884	$1,354,183
Outerwear	765,253	761,653
Hosiery	94,107	110,400
International	217,784	222,561
Other	21,299	21,798

	2,492,327	2,470,595
Corporate(3)	986,134	965,025

Total assets	$3,478,461	$3,435,620

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Depreciation expense for fixed assets:
Innerwear	$10,022	$14,860	$24,385	$26,352
Outerwear	4,368	4,912	9,488	10,552
Hosiery	2,318	2,849	4,622	6,086
International	1,139	81	1,877	559
Other	597	811	1,248	1,723

	18,444	23,513	41,620	45,272
Corporate	18,135	4,715	21,569	9,491

Total depreciation expense for fixed assets	$36,579	$28,228	$63,189	$54,763

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Additions to long-lived assets:
Innerwear	$3,341	$2,628	$5,537	$4,167
Outerwear	297	10,325	1,406	17,204
Hosiery	645	18	804	71
International	493	1,628	831	1,771
Other	10	65	17	161

	4,786	14,664	8,595	23,374
Corporate	6,108	24,079	9,693	36,484

Total additions to long-lived assets	$10,894	$38,743	$18,288	$59,858

(1)	Includes sales between segments. Such sales are at transfer prices that are at cost plus markup or at prices equivalent to market value.

(2)	Intersegment sales included in the segments’ net sales are as follows:

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Innerwear	$1,662	$880	$3,387	$3,733
Outerwear	4,981	4,685	11,779	9,427
Hosiery	3,744	4,867	8,568	10,678
International	853	1,074	1,562	1,991
Other	—	—	—	—

Total	$11,240	$11,506	$25,296	$25,829

(3)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other intangibles, and certain other noncurrent assets.

(12)	Consolidating Financial Information

In accordance with the indenture governing the Company’s $500,000 Floating Rate Senior Notes issued on December 14, 2006, certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Floating Rate Senior Notes. The following presents the condensed consolidating financial information separately for:

(i) Parent Company (Hanesbrands Inc. without its subsidiaries or divisions), the issuer of the guaranteed obligations;

(ii) Divisional entities, on a combined basis, representing operating divisions 100% owned by Parent Company;

(iii) Guarantor subsidiaries, on a combined basis, as specified in the indenture governing the Floating Rate Senior Notes;

(iv) Non-guarantor subsidiaries, on a combined basis;

(v) Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate intercompany profit in inventory, (c) eliminate the investments in our subsidiaries and (d) record consolidating entries; and

(vi) Parent Company, on a consolidated basis.

As described in Note 1 to the Company’s Combined and Consolidated Financial Statements included in its Report on Form 10-KT for the six months ended December 30, 2006, a separate legal entity did not exist for Parent Company prior to the spin off from Sara Lee because a direct ownership relationship did not exist among the various units comprising the Branded Apparel Americas and Asia Business. In connection with the spin off from Sara Lee, each guarantor subsidiary became a wholly owned direct or indirect subsidiary of Parent Company as of September 5, 2006. Therefore, a parent company entity is not presented for fiscal periods prior to the spin-off.

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

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Certain prior period amounts have been reclassified to conform to the current year presentation relating to the classification of the investment in subsidiary balances and related equity in earnings of subsidiaries.

	Condensed Consolidating Statement of Income
	Quarter Ended June 30, 2007
					Consolidating
	Parent	Divisional	Guarantor	Non-Guarantor	Entries and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,098,747	$256,245	$613,398	$(846,483)	$1,121,907
Cost of sales	—	814,234	196,298	535,847	(804,829)	741,550

Gross profit	—	284,513	59,947	77,551	(41,654)	380,357
Selling, general and administrative expenses	—	240,564	(998)	31,757	(5,306)	266,017
Restructuring	—	26,660	(572)	137	—	26,225

Operating profit (loss)	—	17,289	61,517	45,657	(36,348)	88,115
Equity in earnings (loss) of subsidiaries	25,434	—	42,758	—	(68,192)	—
Other expenses	—	551	—	—	—	551
Interest expense, net	—	40,802	10,628	(203)	3	51,230

Income (loss) before income tax expense (benefit)	25,434	(24,064)	93,647	45,860	(104,543)	36,334
Income tax expense (benefit)	—	—	13,198	(2,298)	—	10,900

Net income (loss)	$25,434	$(24,064)	$80,449	$48,158	$(104,543)	$25,434

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions.

	Condensed Consolidating Statement of Income
	Quarter Ended July 1, 2006
				Consolidating
	Divisional	Guarantor	Non-Guarantor	Entries and
	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,131,314	$157,109	$592,004	$(760,294)	$1,120,133
Cost of sales	789,081	218,929	502,753	(772,091)	738,672

Gross profit	342,233	(61,820)	89,251	11,797	381,461
Selling, general and administrative expenses	196,597	44,646	30,017	31,337	302,597
Restructuring	392	(48)	(1,390)	—	(1,046)

Operating profit (loss)	145,244	(106,418)	60,624	(19,540)	79,910
Equity in earnings (loss) of subsidiaries	—	50,508	—	(50,508)	—
Interest expense, net	297	2,521	3,013	(63)	5,768

Income (loss) before income tax expense	144,947	(58,431)	57,611	(69,985)	74,142
Income tax expense	—	13,266	1,591	—	14,857

Net income (loss)	$144,947	$(71,697)	$56,020	$(69,985)	$59,285

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	Six Months Ended June 30, 2007
					Consolidating
	Parent	Divisional	Guarantor	Non-Guarantor	Entries and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,141,450	$488,365	$1,183,575	$(1,651,589)	$2,161,801
Cost of sales	—	1,620,139	380,103	1,039,052	(1,597,529)	1,441,765

Gross profit	—	521,311	108,262	144,523	(54,060)	720,036
Selling, general and administrative expenses	—	461,411	1,488	57,369	316	520,584
Restructuring	—	42,561	(572)	482	—	42,471

Operating profit (loss)	—	17,339	107,346	86,672	(54,376)	156,981
Equity in earnings (loss) of subsidiaries	37,438	—	72,726	—	(110,164)	—
Other expenses	—	551	—	—	—	551
Interest expense, net	—	82,244	21,267	(560)	(4)	102,947

Income (loss) before income tax expense	37,438	(65,456)	158,805	87,232	(164,536)	53,483
Income tax expense	—	—	13,638	2,407	—	16,045

Net income (loss)	$37,438	$(65,456)	$145,167	$84,825	$(164,536)	$37,438

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions.

	Condensed Consolidating Statement of Income
	Six Months Ended July 1, 2006
				Consolidating
	Divisional	Guarantor	Non-Guarantor	Entries and
	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$2,236,187	$441,345	$1,253,097	$(1,777,636)	$2,152,993
Cost of sales	1,738,790	443,311	1,032,397	(1,783,858)	1,430,640

Gross profit	497,397	(1,966)	220,700	6,222	722,353
Selling, general and administrative expenses	374,966	83,938	54,194	32,869	545,967
Restructuring	813	(51)	(524)	—	238

Operating profit (loss)	121,618	(85,853)	167,030	(26,647)	176,148
Equity in earnings (loss) of subsidiaries	—	148,804	—	(148,804)	—
Interest expense, net	847	4,776	3,308	(63)	8,868

Income (loss) before income tax expense	120,771	58,175	163,722	(175,388)	167,280
Income tax expense	—	29,729	3,674	—	33,403

Net income (loss)	$120,771	$28,446	$160,048	$(175,388)	$133,877

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	June 30, 2007
					Consolidating
					Entries
	Parent	Divisional	Guarantor	Non-Guarantor	and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$49,182	$7,090	$120,121	$—	$176,393
Trade accounts receivable	—	462,270	16,987	78,087	(1,469)	555,875
Inventories	—	986,458	112,703	269,296	(134,670)	1,233,787
Deferred tax assets and other current assets	—	37,703	135,448	20,564	6	193,721

Total current assets	—	1,535,613	272,228	488,068	(136,133)	2,159,776

Property, net	—	248,962	83,208	170,882	—	503,052
Trademarks and other identifiable intangibles, net	—	12,589	111,720	14,405	—	138,714
Goodwill	—	205,493	16,935	59,216	—	281,644
Investments in subsidiaries	129,437	—	614,995	—	(744,432)	—
Deferred tax assets and other noncurrent assets	—	(312,975)	963,483	(126,400)	(128,833)	395,275

Total assets	$129,437	$1,689,682	$2,062,569	$606,171	$(1,009,398)	$3,478,461

Liabilities and Stockholders’ Equity
Accounts payable	$—	$185,222	$17,519	$51,302	$—	$254,043
Accrued liabilities	—	260,872	29,218	63,438	44,898	398,426
Notes payable to banks	—	—	—	13,291	—	13,291
Current portion of long-term debt	—	—	—	—	—	—

Total current liabilities	—	446,094	46,737	128,031	44,898	665,760

Long-term debt	—	1,990,250	450,000	—	—	2,440,250
Other noncurrent liabilities	—	204,784	26,222	7,845	4,163	243,014

Total liabilities	—	2,641,128	522,959	135,876	49,061	3,349,024
Stockholders’ equity	129,437	(951,446)	1,539,610	470,295	(1,058,459)	129,437

Total liabilities and stockholders’ equity	$129,437	$1,689,682	$2,062,569	$606,171	$(1,009,398)	$3,478,461

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	December 30, 2006
					Consolidating
					Entries
	Parent	Divisional	Guarantor	Non-Guarantor	and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$60,960	$154	$94,859	$—	$155,973
Trade accounts receivable	—	408,751	9,369	70,509	—	488,629
Inventories	—	959,274	128,773	226,188	(97,734)	1,216,501
Deferred tax assets and other current assets	—	55,481	142,183	27,329	(14,916)	210,077

Total current assets	—	1,484,466	280,479	418,885	(112,650)	2,071,180

Property, net	—	298,755	96,147	161,964	—	556,866
Trademarks and other identifiable intangibles, net	—	13,301	114,205	9,675	—	137,181
Goodwill	—	213,376	16,935	51,214	—	281,525
Investments in subsidiaries	69,271	—	537,609	—	(606,880)	—
Deferred tax assets and other noncurrent assets	—	144,281	233,608	245,879	(234,900)	388,868

Total assets	$69,271	$2,154,179	$1,278,983	$887,617	$(954,430)	$3,435,620

Liabilities and Stockholders’ Equity
Accounts payable	$—	$162,281	$20,109	$44,855	$(4,704)	$222,541
Accrued liabilities	—	189,243	29,784	292,788	(146,814)	365,001
Notes payable to banks	—	—	—	14,264	—	14,264
Current portion of long-term debt	—	9,375	—	—	—	9,375

Total current liabilities	—	360,899	49,893	351,907	(151,518)	611,181

Long-term debt	—	2,034,000	450,000	—	—	2,484,000
Other noncurrent liabilities	—	238,271	20,525	8,567	3,805	271,168

Total liabilities	—	2,633,170	520,418	360,474	(147,713)	3,366,349
Stockholders’ equity	69,271	(478,991)	758,565	527,143	(806,717)	69,271

Total liabilities and stockholders’ equity	$69,271	$2,154,179	$1,278,983	$887,617	$(954,430)	$3,435,620

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2007
					Consolidating
	Parent	Divisional	Guarantor	Non-Guarantor	Entries and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$—	$12,879	$145,067	$181,229	$(237,617)	$101,558

Investing activities:
Purchases of property and equipment	—	(12,831)	(1,410)	(4,047)	—	(18,288)
Proceeds from sales of assets	—	5,272	2,311	615	—	8,198
Other	—	12,602	1,381	(9,077)	(6,301)	(1,395)

Net cash provided by (used in) investing activities	—	5,043	2,282	(12,509)	(6,301)	(11,485)

Financing activities:
Principal payments on capital lease obligations	—	(562)	(26)	—	—	(588)
Borrowings on notes payable to banks	—	—	—	14,038	—	14,038
Repayments on notes payable to banks	—	—	—	(15,483)	—	(15,483)
Cost of debt issuance	—	(2,172)	(71)	—	—	(2,243)
Repayment of debt under credit facilities	—	(53,125)	—	—	—	(53,125)
Decrease in bank overdraft	—	—	—	(834)	—	(834)
Proceeds from stock options exercised	—	2,803	—	—	—	2,803
Share repurchases	—	(15,885)	—	—	—	(15,885)
Other	—	613	—	—	—	613
Net transactions with related entities	—	38,628	(140,316)	(142,230)	243,918	—

Net cash provided by (used in) financing activities	—	(29,700)	(140,413)	(144,509)	243,918	(70,704)

Effect of changes in foreign exchange rates on cash	—	—	—	1,051	—	1,051

Increase (decrease) in cash and cash equivalents	—	(11,778)	6,936	25,262	—	20,420
Cash and cash equivalents at beginning of year	—	60,960	154	94,859	—	155,973

Cash and cash equivalents at end of period	$—	$49,182	$7,090	$120,121	$—	$176,393

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended July 1, 2006
				Consolidating
	Divisional	Guarantor	Non-Guarantor	Entries and
	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$661,547	$261,927	$572,795	$(1,352,695)	$143,574

Investing activities:
Purchases of property and equipment	(38,780)	(3,678)	(17,400)	—	(59,858)
Proceeds from sales of assets	1,966	74	298	—	2,338
Other	137	301	(757)	(118)	(437)

Net cash used in investing activities	(36,677)	(3,303)	(17,859)	(118)	(57,957)

Financing activities:
Principal payments on capital lease obligations	(2,863)	(289)	—	—	(3,152)
Borrowings on notes payable to banks	—	—	4,132	—	4,132
Repayments on notes payable to banks	—	—	(68,070)	—	(68,070)
Increase in bank overdrafts	—	275,385	—	—	275,385
Borrowings (repayments) on notes payable to related entities	(5,988)	20,537	(5,825)	—	8,724
Net transactions with parent companies	(91,077)	(1,114,759)	(425,345)	1,352,813	(278,368)
Net transactions with related entities	(239,640)	—	—	—	(239,640)

Net cash provided by (used in) financing activities	(339,568)	(819,126)	(495,108)	1,352,813	(300,989)

Effect of changes in foreign exchange rates on cash	—	—	2,992	—	2,992

Increase (decrease) in cash and cash equivalents	285,302	(560,502)	62,820	—	(212,380)
Cash and cash equivalents at beginning of year	(24,248)	292,264	242,616	—	510,632

Cash and cash equivalents at end of period	$261,054	$(268,238)	$305,436	$—	$298,252

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(13)	Issued But Not Yet Effective Accounting Standards

Fair Value Measurements

The FASB has issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of SFAS 157 on its results of operations and financial position.

Pension and Other Postretirement Benefits

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in accumulated other comprehensive loss and as a separate component of stockholders’ equity. The Company adopted the provision to recognize the funded status of a benefit plan and the disclosure requirements during the six months ended December 30, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. The Company plans to adopt the measurement date provision in fiscal 2007.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its results of operations and financial position.

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

•	Innerwear. The Innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size, and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes and Champion brand names. Our net sales for the six months ended June 30, 2007 from our Innerwear segment were $1.3 billion, representing approximately 59% of total segment net sales.

•	Outerwear. We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program at Target stores, C9 by Champion. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products primarily to wholesalers, who then resell to screen printers and embellishers. Our net sales for the six months ended June 30, 2007 from our Outerwear segment were $547 million, representing approximately 25% of total segment net sales.

•	Hosiery. We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our Hanes, L’eggs and Just My Size brands. Our net sales for the six months ended June 30, 2007 from our Hosiery segment were $125 million, representing approximately 6% of total segment net sales. In light of a sustained decline in the hosiery industry due to changes in consumer preferences, our net sales from hosiery sales have declined each year since 1995.

•	International. International includes products that span across the Innerwear, Outerwear and Hosiery reportable segments. Our net sales for the six months ended June 30, 2007 in our International segment were $200 million, representing approximately 9% of total segment net sales and included sales in

Europe, Asia, Canada and Latin America. Japan, Canada and Mexico are our largest international markets and we also have sales offices in India and China.

•	Other. Our net sales for the six months ended June 30, 2007 in our Other segment were $33 million, representing approximately 1% of total segment net sales and are comprised of sales of nonfinished products such as fabric and certain other materials in the United States, Asia and Latin America in order to maintain asset utilization at certain manufacturing facilities.

Our operating results are subject to some variability. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. Sales are typically higher in the last two quarters (July to December) of each fiscal year. Socks, hosiery and fleece products generally have higher sales during this period as a result of cooler weather, back-to-school shopping and holidays. Sales levels in a period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Our results of operations are also impacted by the timing of actual spending for our media, advertising and promotion expenses. These expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

Highlights from the Second Quarter and Six Months Ended June 30, 2007

•	Total net sales in the second quarter of 2007 were higher by $2 million at $1.12 billion compared to the same quarter in 2006. Total net sales for the six month period in 2007 were higher by $9 million at $2.16 billion compared to the same six month period in 2006.

•	Operating profit was $88 million in the second quarter of 2007, up from $80 million in the same quarter in 2006, and was $157 million in the six month period in 2007, compared with $176 million in the same six month period in 2006. The higher operating profit in the second quarter of 2007 compared to the same quarter in 2006 is primarily attributable to lower selling, general and administrative expenses and savings from our cost reduction initiatives and prior restructuring actions partially offset by higher restructuring charges and lower gross profit. The lower operating profit in the six month period in 2007 compared to the same six month period in 2006 is primarily attributable to higher restructuring charges and lower gross profit partially offset by lower selling, general and administrative expenses and savings from our cost reduction initiatives and prior restructuring actions.

•	Net income was $25 million in the second quarter of 2007, down from $59 million in the same quarter in 2006, and was $37 million in the six month period in 2007, compared with $134 million in the same six month period in 2006. The lower net income reflected higher interest expense and a higher effective income tax rate as a result of the our independent structure, as well as higher restructuring and related charges.

•	Using cash flow from operating activities, we paid down long-term debt by $53 million, of which $50 million was a prepayment, and repurchased $16 million of company stock during the second quarter of 2007.

•	Using cash flow from operating activities, we made a voluntary $42 million pension contribution in the six month period in 2007, reducing our underfunded liability for qualified pension plans to approximately $131 million. Our qualified pension plan liability is now approximately 84% funded.

•	In the six month period in 2007, we entered into a first amendment to our senior secured credit facility with our lenders which primarily lowered the borrowing applicable margin with respect to the Term B loan facility from 2.25% to 1.75% on LIBOR based loans and from 1.25% to 0.75% on Base Rate loans.

•	We approved actions to close 14 manufacturing facilities and two distribution centers in the United States, Canada, the Dominican Republic, Mexico and Puerto Rico during the six month period in 2007. In addition, we completed previously announced actions in the six month period in 2007. The net impact of these actions was to reduce income before taxes for the six month period in 2007 by $61 million.

Condensed Consolidated Results of Operations — Second Quarter Ended June 30, 2007 Compared with Second Quarter Ended July 1, 2006

	Quarter Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Net sales	$1,121,907	$1,120,133	$1,774	0.2%
Cost of sales	741,550	738,672	2,878	0.4

Gross profit	380,357	381,461	(1,104)	(0.3)
Selling, general and administrative expenses	266,017	302,597	(36,580)	(12.1)
Restructuring	26,225	(1,046)	27,271	NM

Operating profit	88,115	79,910	8,205	10.3
Other expenses	551	—	551	NM
Interest expense, net	51,230	5,768	45,462	788.2

Income before income tax expense	36,334	74,142	(37,808)	(51.0)
Income tax expense	10,900	14,857	(3,957)	(26.6)

Net income	$25,434	$59,285	$(33,851)	(57.1)%

Net Sales

	Quarter Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Net sales	$1,121,907	$1,120,133	$1,774	0.2%

Consolidated net sales were higher by $2 million or 0.2% in the second quarter of 2007 compared to the same quarter in 2006. The higher net sales were partially due to growth in sales volume in Hanes underwear and intimate apparel brand sales and Champion activewear brand sales. The higher net sales were offset primarily by lower Playtex brand sales and lower sales of promotional t-shirts sold primarily through our embellishment channel. Our Hanes intimate apparel brand sales were higher primarily as a result of the Hanes All-Over Comfort Bra that was introduced recently in a new national television, print and Internet advertising campaign.

Our Innerwear and Other segments net sales were higher by $6 million and $9 million, respectively, and were offset by lower net sales in Outerwear of $7 million, Hosiery of $5 million and International segment net sales of $1 million. The higher net sales from our Other segment primarily resulted from an immaterial change in the way we recognized sales to third party suppliers in the same quarter in 2006. The full year change was reflected in the same quarter in 2006 with an $8 million impact on net sales and minimal impact on net income.

We expect the trend of declining hosiery sales to continue as a result of shifts in consumer preferences, which is consistent with the sustained decline in the overall hosiery industry.

Gross Profit

	Quarter Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Gross profit	$380,357	$381,461	$(1,104)	(0.3)%

As a percent of net sales, our gross profit percentage was 33.9% in the second quarter of 2007 compared to 34.1% in the same quarter in 2006. The lower gross profit percentage was primarily due to accelerated depreciation of $12 million and higher cotton costs of $8 million, offset by lower allocations of overhead costs of $8 million and $6 million of savings from our cost reduction initiatives and prior restructuring actions. Cotton prices, which were approximately 45 cents per pound in the first half of 2006, have returned to the historical average of approximately 55 cents per pound in the second half of calendar 2006 and the first half of 2007. The accelerated depreciation was a result of facilities closed or that will be closed in connection with our consolidation and globalization strategy. In addition, we experienced lower duty costs primarily attributable to refunds received of approximately $5 million in the second quarter of 2007 related to duties paid several years ago.

Selling, General and Administrative Expenses

	Quarter Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$266,017	$302,597	$(36,580)	(12.1)%

Selling, general and administrative expenses were $37 million lower in the second quarter of 2007 compared to the same quarter in 2006. Our expenses were lower in the second quarter of 2007 primarily due to lower spin off and related charges of $14 million, lower distribution expenses of $8 million, one time non-recurring benefit in the prior year quarter of $7 million for adjustments relating to the spin off from Sara Lee, $2 million of amortization of gain on curtailment of postretirement benefits and lower stand alone expenses associated with being an independent company of $2 million. In addition, our media, advertising and promotion expenses were lower by $14 million in the second quarter 2007 compared to the same quarter in 2006. The lower media, advertising and promotion expenses are primarily non-media related and may vary from period to period due to timing of actual spending during the full year 2007 versus 2006. The lower non-media expenses are primarily attributable to cost reduction initiatives and better deployment of these resources. Our lower expenses were partially offset by lower allocations to inventory cost of $8 million and higher technology consulting expenses of $4 million.

Restructuring

	Quarter Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Restructuring	$26,225	$(1,046)	$27,271	NM

During the second quarter of 2007, we approved actions to close 12 manufacturing facilities affecting approximately 6,400 employees in Canada, the Dominican Republic, Mexico and the United States while moving production to lower-cost operations in Central America and Asia. In addition, approximately 350 management and administrative positions will be eliminated, with the majority of these positions based in the United States. These actions resulted in a charge of $28 million, representing costs associated with the planned termination of 6,750 employees, primarily attributable to employee and other termination benefits recognized in accordance with benefit plans previously communicated to the affected employee group. In connection with our consolidation and globalization strategy, a charge of $12 million and $1 million, respectively, of accelerated depreciation of buildings and equipment for facilities that have been closed or will be closed is reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statement of Income. The second quarter actions are expected to be completed by the end of our first quarter 2008. These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.

Operating Profit

	Quarter Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Operating profit	$88,115	$79,910	$8,205	10.3%

Operating profit was higher in the second quarter of 2007 by $8 million compared to the same quarter in 2006 primarily as a result of lower selling, general and administrative expenses of $37 million, partially offset by higher restructuring charges for facility closures of $27 million and lower gross profit of $1 million. Our higher expenses were partially offset by savings from our cost reduction initiatives and prior restructuring actions as described above.

Other Expenses

	Quarter Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Other expenses	$551	$—	$551	NM

We recognized a loss on early extinguishment of debt related to unamortized debt issuance costs on the Senior Secured Credit Facility for the prepayment of $50 million of principal in June 2007.

Interest Expense, net

	Quarter Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$51,230	$5,768	$45,462	788.2%

Interest expense, net was higher by $45 million in the second quarter of 2007 compared to the same quarter in 2006 primarily as a result of the indebtedness incurred in connection with the spin off from Sara Lee on September 5, 2006, consisting of $2.6 billion pursuant to a new senior secured credit facility, a new senior secured second lien credit facility and a bridge loan facility. In December 2006, we issued $500 million of floating rate senior notes and the net proceeds were used to repay the bridge loan facility.

Income Tax Expense

	Quarter Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Income tax expense	$10,900	$14,857	$(3,957)	(26.6)%

Our effective income tax rate was 30.0% in the second quarter of 2007 compared to 20.0% in the same quarter in 2006. The higher effective tax rate as an independent company is attributable primarily to the expiration of tax incentives for manufacturing in Puerto Rico, which were repealed effective after our tax year commencing after July 1, 2006 and lower unremitted earnings from foreign subsidiaries in the second quarter of 2007 taxed at rates less than the U.S. statutory rate.

Net Income

	Quarter Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Net income	$25,434	$59,285	$(33,851)	(57.1)%

Net income for the second quarter of 2007 was lower than the same quarter in 2006 due to higher interest expense and a higher effective income tax rate as a result of our independent structure, as well as higher restructuring and related charges.

Operating Results by Business Segment — Second Quarter Ended June 30, 2007 Compared with Second Quarter Ended July 1, 2006

	Quarter Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$691,504	$685,479	$6,025	0.9%
Outerwear	263,596	270,523	(6,927)	(2.6)
Hosiery	51,402	56,873	(5,471)	(9.6)
International	109,001	110,472	(1,471)	(1.3)
Other	17,644	8,292	9,352	112.8

Total segment net sales	1,133,147	1,131,639	1,508	0.1
Intersegment	(11,240)	(11,506)	(266)	(2.3)

Total net sales	$1,121,907	$1,120,133	$1,774	0.2%
Segment operating profit:
Innerwear	$104,680	$88,472	$16,208	18.3%
Outerwear	12,302	20,092	(7,790)	(38.8)
Hosiery	14,134	1,139	12,995	NM
International	16,927	13,545	3,382	25.0
Other	1,064	(522)	1,586	303.8

Total segment operating profit	149,107	122,726	26,381	21.5
Items not included in segment operating profit:
General corporate expenses	(19,892)	(41,436)	(21,544)	(52.0)
Amortization of trademarks and other intangibles	(1,514)	(2,426)	(912)	(37.6)
Restructuring	(26,225)	1,046	27,271	NM
Accelerated depreciation in cost of sales	(12,413)	—	12,413	NM
Accelerated depreciation in selling, general and administrative expenses	(948)	—	948	NM

Total operating profit	88,115	79,910	8,205	10.3
Other expenses	(551)	—	551	NM
Interest expense, net	(51,230)	(5,768)	45,462	788.2

Income before income tax expense	$36,334	$74,142	$(37,808)	(51.0)%

Innerwear

	Quarter Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Net sales	$691,504	$685,479	$6,025	0.9%
Segment operating profit	104,680	88,472	16,208	18.3

Overall net sales in the Innerwear segment were higher by $6 million or 0.9% in the second quarter of 2007 compared to the same quarter in 2006. We experienced higher volume of Hanes underwear and intimate apparel brand sales of $10 million and $6 million, respectively, and higher Bali brand sales of $3 million. Our Hanes intimate apparel brand sales were higher primarily as a result of the Hanes All-Over Comfort Bra that was introduced recently in a new national television, print and Internet advertising campaign. The higher net sales were offset by lower Playtex intimate apparel brand sales of $13 million.

As a percent of segment net sales, gross profit percentage in the Innerwear segment was 38.6% in the second quarter of 2007 compared to 37.7% in the same quarter in 2006. The improvement in gross profit is primarily attributable to lower duty costs of $5 million related to refunds received for duties paid several years ago, lower allocations of overhead costs of $5 million and lower excess and obsolete inventory costs of $2 million, offset primarily by higher cotton costs of $4 million.

The higher Innerwear segment operating profit in the second quarter of 2007 compared to the same quarter in 2006 is primarily attributable to higher gross profit and lower media, advertising and promotion expenses of $15 million offset by a higher allocation of selling, general and administrative expenses of $8 million. Our consolidated selling, general and administrative expenses before segment allocations were lower in the second quarter of 2007 compared to the same quarter in 2006 primarily due to lower spin off and related charges, lower media, advertising and promotion expenses, lower distribution expenses, one time non-recurring benefit in the prior year quarter for adjustments relating to the spin off from Sara Lee, amortization of gain on curtailment of postretirement benefits and lower stand alone expenses associated with being an independent company which were offset by lower allocations to inventory cost and higher technology consulting expenses.

Outerwear

	Quarter Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Net sales	$263,596	$270,523	$(6,927)	(2.6)%
Segment operating profit	12,302	20,092	(7,790)	(38.8)

Net sales in the Outerwear segment were lower by $7 million in the second quarter of 2007 compared to the same quarter in 2006 primarily as a result of lower sales of promotional t-shirts sold primarily through our embellishment channel of $18 million. The lower net sales were partially offset by higher Champion activewear sales. Champion, our second largest brand, benefited from higher penetration in the mid-tier department store and sporting goods channels. Overall activewear sales were higher by $11 million in the second quarter of 2007 compared to the same quarter in 2006.

As a percent of segment net sales, gross profit percentage in the Outerwear segment was 22.1% in the second quarter of 2007 compared to 20.3% in the same quarter in 2006. The improvement in gross profit is primarily attributable to savings from our cost reduction initiatives and prior restructuring actions of $4 million, improved plant performance and product mix of $4 million and lower allocations of overhead costs of $3 million, offset primarily by higher cotton costs of $4 million and higher duty costs of $3 million.

The lower Outerwear segment operating profit in the second quarter of 2007 compared to the same quarter in 2006 is primarily attributable to higher media, advertising and promotion expenses of $5 million and a higher allocation of selling, general and administrative expenses of $6 million. Our consolidated selling, general and administrative expenses before segment allocations were lower in the second quarter of 2007 compared to the same quarter in 2006 primarily due to lower spin off and related charges, lower media, advertising and promotion expenses, lower distribution expenses, one time non-recurring benefit in the prior year quarter for adjustments relating to the spin off from Sara Lee, amortization of gain on curtailment of postretirement benefits and lower stand alone expenses associated with being an independent company which were offset by lower allocations to inventory cost and higher technology consulting expenses.

Hosiery

	Quarter Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Net sales	$51,402	$56,873	$(5,471)	(9.6)%
Segment operating profit	14,134	1,139	12,995	NM

Net sales in the Hosiery segment were lower by $5 million in the second quarter of 2007 compared to the same quarter in 2006 primarily due to lower sales of the L’eggs brand to mass retailers and food and drug stores. We expect this trend to continue as a result of shifts in consumer preferences which is consistent with a sustained decline in the hosiery industry.

As a percent of segment net sales, gross profit percentage was 48.6% in the second quarter of 2007 compared to 34.0% in the same quarter in 2006 primarily due improved plant performance of $7 million.

Hosiery segment operating profit was higher in the second quarter of 2007 compared to the same quarter in 2006 primarily due to the improvement in gross profit and $7 million in lower allocated selling, general and administrative expenses. Our consolidated selling, general and administrative expenses before segment allocations were lower in the second quarter of 2007 compared to the same quarter in 2006 primarily due to lower spin off and related charges, lower media, advertising and promotion expenses, lower distribution expenses, one time non-recurring benefit in the prior year quarter for adjustments relating to the spin off from Sara Lee, amortization of gain on curtailment of postretirement benefits and lower stand alone expenses associated with being an independent company which were offset by lower allocations to inventory cost and higher technology consulting expenses.

International

	Quarter Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Net sales	$109,001	$110,472	$(1,471)	(1.3)%
Segment operating profit	16,927	13,545	3,382	25.0

Overall net sales in the International segment were slightly lower in the second quarter of 2007 compared to the same quarter in 2006. During the second quarter of 2007 we experienced higher net sales in Europe of $1 million and higher net sales of $1 million in our emerging markets in Asia which were more than offset by lower sales in Canada of $5 million. Changes in foreign currency exchange rates had an unfavorable impact on net sales of $5 million in the second quarter of 2007 compared to the same quarter in 2006.

As a percent of segment net sales, gross profit percentage was 42.9% in the second quarter in 2007 compared to 41.7% in the same quarter in 2006. The improvement in gross profit was primarily attributable to headcount savings from prior year restructuring actions.

The higher International segment operating profit in the second quarter of 2007 compared to the same quarter in 2006 is primarily attributable to the improvement in gross profit and lower media, advertising and promotion expenses of $2 million. Changes in foreign currency exchange rates had an unfavorable impact on segment operating profit of $1 million in the second quarter of 2007 compared to the same quarter in 2006.

Other

	Quarter Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Net sales	$17,644	$8,292	$9,352	112.8%
Segment operating profit	1,064	(522)	1,586	303.8

The higher net sales from our Other segment primarily resulted from an immaterial change in the way we recognized sales to third party suppliers in the same quarter in 2006. The full year change was reflected in the same quarter in 2006 with an $8 million impact on net sales and minimal impact on segment operating profit. Net sales of this segment are generated for the purpose of maintaining asset utilization at certain manufacturing facilities.

The higher segment operating profit is primarily attributable to the higher sales volume.

General Corporate Expenses

General corporate expenses were lower in the second quarter of 2007 compared to the same quarter in 2006 primarily due to lower spin off and related charges of $14 million, amortization of gain on postretirement benefits of $2 million and lower stand alone expenses associated with being an independent company of $2 million.

Condensed Consolidated Results of Operations — Six Months Ended June 30, 2007 Compared with Six Months Ended July 1, 2006

	Six Months Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Net sales	$2,161,801	$2,152,993	$8,808	0.4%
Cost of sales	1,441,765	1,430,640	11,125	0.8

Gross profit	720,036	722,353	(2,317)	(0.3)
Selling, general and administrative expenses	520,584	545,967	(25,383)	(4.6)
Restructuring	42,471	238	42,233	NM

Operating profit	156,981	176,148	(19,167)	(10.9)
Other expenses	551	—	551	NM
Interest expense, net	102,947	8,868	94,079	NM

Income before income tax expense	53,483	167,280	(113,797)	(68.0)
Income tax expense	16,045	33,403	(17,358)	(52.0)

Net income	$37,438	$133,877	$(96,439)	(72.0)%

Net Sales

	Six Months Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
		(dollars in thousands)

Net sales	$2,161,801	$2,152,993	$8,808	0.4%

Consolidated net sales were higher by $9 million or 0.4% in the six month period in 2007 compared to the same six month period in 2006. The higher net sales were primarily due to growth in sales volume in Hanes casualwear and underwear brand sales and Champion activewear brand sales. The higher net sales were offset primarily by lower Playtex brand sales and lower sales of promotional t-shirts sold primarily through our embellishment channel.

Our Innerwear, Outerwear and Other segments net sales were higher by $3 million, $9 million and $8 million, respectively, and were offset by lower net sales in Hosiery of $9 million and International segment net sales of $3 million. The higher net sales from our Other segment primarily resulted from an immaterial change in the way we recognized sales to third party suppliers in the same six month period in 2006. The full year change was reflected in the same six month period in 2006 with a $5 million impact on net sales and minimal impact on net income.

We expect the trend of declining hosiery sales to continue as a result of shifts in consumer preferences, which is consistent with the sustained decline in the overall hosiery industry.

Gross Profit

	Six Months Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
		(dollars in thousands)

Gross profit	$720,036	$722,353	$(2,317)	(0.3)%

As a percent of net sales, our gross profit percentage was 33.3% in the six month period in 2007 compared to 33.6% in the same six month period in 2006. The lower gross profit percentage was primarily due to higher cotton costs of $18 million and $18 million in accelerated depreciation. Cotton prices, which were approximately 45 cents per pound in the first half of 2006, have returned to the historical average of approximately 55 cents per pound in the second half of calendar 2006 and the first half of 2007. These higher costs were offset primarily by lower allocations of overhead costs of $15 million, savings from our cost reduction initiatives and prior restructuring actions of $11 million and the receipt of $7 million in duty refunds relating to duties paid several years ago. The accelerated depreciation was a result of facilities closed or that will be closed in connection with our consolidation and globalization strategy.

Selling, General and Administrative Expenses

	Six Months Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
		(dollars in thousands)

Selling, general and administrative expenses	$520,584	$545,967	$(25,383)	(4.6)%

Selling, general and administrative expenses were $25 million lower in the six month period in 2007 compared to the same six month period in 2006. Our expenses were lower partially due to lower media, advertising and promotion expenses of $21 million. The lower media, advertising and promotion expenses are primarily non-media related and may vary from period to period due to timing of actual spending during the full year 2007 versus 2006. The lower non-media expenses are primarily attributable to cost reduction initiatives and better deployment of these resources. In addition, we incurred lower spin off and related charges of $18 million, lower distribution expenses of $5 million and $4 million in amortization of gain on curtailment of postretirement benefits. These lower expenses were offset by lower allocations to inventory cost of $15 million and higher technology consulting expenses of $7 million.

Restructuring

	Six Months Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
		(dollars in thousands)

Restructuring	$42,471	$238	$42,233	NM

During the six month period in 2007, we approved actions to close 14 manufacturing facilities and two distribution centers affecting approximately 7,330 employees in Canada, the Dominican Republic, Mexico and the United States while moving production to lower-cost operations in Central America and Asia. In addition, approximately 350 management and administrative positions will be eliminated, with the majority of these positions based in the United States. These actions resulted in a charge of $34 million, representing costs associated with the planned termination of 7,680 employees, primarily attributable to employee and other termination benefits recognized in accordance with benefit plans previously communicated to the affected employee group. In addition, we recognized a charge of $10 million for estimated lease termination costs associated with facility closures announced in the six months ended December 30, 2006, for facilities which were exited during 2007. In connection with our consolidation and globalization strategy, a charge of $18 million and $1 million, respectively, of accelerated depreciation of buildings and equipment for facilities that have been closed or will be closed is reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statement of Income. The actions announced during 2007 are expected to be completed by the end of our first quarter 2008. These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.

Operating Profit

	Six Months Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
		(dollars in thousands)

Operating profit	$156,981	$176,148	$(19,167)	(10.9)%

Operating profit was lower in the six month period in 2007 by $19 million compared to the same six month period in 2006 primarily as a result of higher restructuring charges of $42 million and lower gross profit of $2 million partially offset by lower selling, general and administrative expenses of $25 million. Our higher expenses were partially offset by savings from our cost reduction initiatives and prior restructuring actions as described above.

Other Expenses

	Six Months Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
		(dollars in thousands)

Other expenses	$551	$—	$551	NM

We recognized a loss on early extinguishment of debt related to unamortized debt issuance costs on the Senior Secured Credit Facility for the prepayment of $50 million of principal in June 2007.

Interest Expense, net

	Six Months Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
		(dollars in thousands)

Interest expense, net	$102,947	$8,868	$94,079	NM

Interest expense, net was higher in the six month period in 2007 by $94 million compared to the same six month period in 2006 primarily as a result of the indebtedness incurred in connection with the spin off from Sara Lee on September 5, 2006, consisting of $2.6 billion pursuant to a new senior secured credit facility, a new senior secured second lien credit facility and a bridge loan facility. In December 2006, we issued $500 million of floating rate senior notes and the net proceeds were used to repay the bridge loan facility. In February 2007, we entered into a first amendment to our senior secured credit facility with our lenders which primarily lowered the applicable borrowing margin with respect to the Term B loan facility from 2.25% to 1.75% on LIBOR based loans and from 1.25% to 0.75% on Base Rate loans.

Income Tax Expense

	Six Months Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
		(dollars in thousands)

Income tax expense	$16,045	$33,403	$(17,358)	(52.0)%

Our effective income tax rate was 30.0% in the six month period in 2007 compared to 20.0% in the same six month period in 2006. The higher effective tax rate as an independent company is attributable primarily to the expiration of tax incentives for manufacturing in Puerto Rico, which were repealed effective after our tax year commencing after July 1, 2006 and lower unremitted earnings from foreign subsidiaries in the six month period in 2007 taxed at rates less than the U.S. statutory rate.

Net Income

	Six Months Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
		(dollars in thousands)

Net income	$37,438	$133,877	$(96,439)	(72.0)%

Net income for the six month period of 2007 was lower than the same six month period in 2006 primarily due to higher interest expense and a higher effective income tax rate as a result of our independent structure, as well as higher restructuring and related charges.

Operating Results by Business Segment — Six Months Ended June 30, 2007 Compared with Six Months Ended July 1, 2006

	Six Months Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$1,281,951	$1,279,099	$2,852	0.2%
Outerwear	547,231	537,809	9,422	1.8
Hosiery	125,095	134,187	(9,092)	(6.8)
International	199,778	202,438	(2,660)	(1.3)
Other	33,042	25,289	7,753	30.7

Total segment net sales	2,187,097	2,178,822	8,275	0.4
Intersegment	(25,296)	(25,829)	(533)	(2.1)

Total net sales	$2,161,801	$2,152,993	$8,808	0.4%
Segment operating profit:
Innerwear	$180,648	$167,520	$13,128	7.8%
Outerwear	18,402	35,994	(17,592)	(48.9)
Hosiery	34,179	13,076	21,103	161.4
International	24,705	22,563	2,142	9.5
Other	289	(643)	932	144.9

Total segment operating profit	258,223	238,510	19,713	8.3
Items not included in segment operating profit:
General corporate expenses	(37,069)	(57,138)	(20,069)	(35.1)
Amortization of trademarks and other intangibles	(3,074)	(4,986)	(1,912)	(38.3)
Restructuring	(42,471)	(238)	42,233	NM
Accelerated depreciation in cost of sales	(17,680)	—	17,680	NM
Accelerated depreciation in selling, general and administrative expenses	(948)	—	948	NM

Total operating profit	156,981	176,148	(19,167)	(10.9)
Other expenses	(551)	—	551	NM
Interest expense, net	(102,947)	(8,868)	94,079	NM

Income before income tax expense	$53,483	$167,280	$(113,797)	(68.0)%

Innerwear

	Six Months Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
		(dollars in thousands)

Net sales	$1,281,951	$1,279,099	$2,852	0.2%
Segment operating profit	180,648	167,520	13,128	7.8

Overall net sales in the Innerwear segment were higher by $3 million or 0.2% in the six month period in 2007 compared to the same six month period in 2006. We experienced higher volume of Hanes underwear and intimate apparel brand sales of $11 million and $4 million, respectively, and higher women’s socks sales of $9 million. Our Hanes intimate apparel brand sales were higher primarily as a result of the Hanes All-Over Comfort Bra that was introduced recently in a new national television, print and Internet advertising campaign. The higher net sales were offset by lower Playtex intimate apparel brand sales of $19 million.

As a percent of segment net sales, gross profit percentage in the Innerwear segment was 38.6% in the six month period in 2007 compared to 37.8% in the same six month period in 2006. The improvement in gross profit is attributable to lower allocations of overhead costs of $10 million and lower duty costs of $7 million related to refunds received for duties paid several years ago, offset primarily by higher cotton costs of $8 million.

The higher Innerwear segment operating profit in the six month period in 2007 compared to the same six month period in 2006 is primarily attributable to higher gross profit and lower media, advertising and promotion expenses of $23 million offset by a higher allocation of selling, general and administrative expenses of $20 million. Our consolidated selling, general and administrative expenses before segment allocations were lower in the six month period in 2007 compared to the same six month period in 2006 primarily due to lower media, advertising and promotion expenses, lower spin off and related charges, lower distribution expenses and amortization of gain on curtailment of postretirement benefits offset by lower allocations to inventory cost and higher technology consulting expenses.

Outerwear

	Six Months Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
	(dollars in thousands)

Net sales	$547,231	$537,809	$9,422	1.8%
Segment operating profit	18,402	35,994	(17,592)	(48.9)

Net sales in the Outerwear segment were higher by $9 million in the six month period in 2007 compared to the same six month period in 2006 primarily as a result of higher Champion activewear and Hanes retail casualwear net sales. Champion, our second largest brand, benefited from higher penetration in the mid-tier department store and sporting goods channels. Overall activewear and retail casualwear net sales were higher by $27 million and $22 million, respectively, in the six month period in 2007 compared to the same six month period in 2006. The higher net sales were partially offset by lower net sales in our casualwear business as a result of lower sales of promotional t-shirts sold primarily through our embellishment channel of $40 million.

As a percent of segment net sales, gross profit percentage in the Outerwear segment was 20.5% in the six month period in 2007 compared to 19.0% in the same six month period in 2006. The improvement in gross profit is primarily attributable to savings from our cost reduction initiatives and prior restructuring actions of $8 million, improved plant performance and product mix of $8 million and lower allocations of overhead costs of $5 million offset primarily by higher cotton costs of $10 million.

The lower Outerwear segment operating profit in the six month period in 2007 compared to the same six month period in 2006 is primarily attributable to higher media, advertising and promotion expenses of $8 million and a higher allocation of selling, general and administrative expenses of $20 million, which more than offset higher gross profit on higher net sales. Our consolidated selling, general and administrative expenses before segment allocations were lower in the six month period in 2007 compared to the same six month period in 2006 primarily due to lower media, advertising and promotion expenses, lower spin off and related charges, lower distribution expenses and amortization of gain on curtailment of postretirement benefits offset by lower allocations to inventory cost and higher technology consulting expenses.

Hosiery

	Six Months Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
		(dollars in thousands)

Net sales	$125,095	$134,187	$(9,092)	(6.8)%
Segment operating profit	34,179	13,076	21,103	161.4

Net sales in the Hosiery segment were lower by $9 million in the six month period in 2007 compared to the same six month period in 2006 primarily due to lower sales of the L’eggs brand to mass retailers and food and drug stores. We expect this trend to continue as a result of shifts in consumer preferences which is consistent with a sustained decline in the hosiery industry.

As a percent of segment net sales, gross profit percentage was 46.9% in the six month period in 2007 compared to 38.1% in the same six month period in 2006 primarily due improved plant performance of $9 million.

Hosiery segment operating profit was higher in the six month period in 2007 compared to the same six month period in 2006 primarily due to $14 million in lower allocated selling, general and administrative expenses and the improvement in gross profit. Our consolidated selling, general and administrative expenses before segment allocations were lower in the six month period in 2007 compared to the same six month period in 2006 primarily due to lower media, advertising and promotion expenses, lower spin off and related charges, lower distribution expenses and amortization of gain on curtailment of postretirement benefits offset by lower allocations to inventory cost and higher technology consulting expenses.

International

	Six Months Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
		(dollars in thousands)

Net sales	$199,778	$202,438	$(2,660)	(1.3)%
Segment operating profit	24,705	22,563	2,142	9.5

Overall net sales in the International segment were slightly lower in the six month period in 2007 compared to the same six month period in 2006. During the six month period in 2007 we experienced higher net sales in Europe of $4 million and higher net sales of $4 million in our emerging markets in Asia which were more than offset by lower sales in Canada of $11 million. Changes in foreign currency exchange rates had an unfavorable impact on net sales of $8 million in the six month period in 2007 compared to the same six month period in 2006.

As a percent of segment net sales, gross profit percentage was 42.0% in the six month period in 2007 compared to the same six month period in 2006 at 41.3%. The slight improvement in gross profit was primarily attributable to headcount savings from prior year restructuring actions.

The higher International segment operating profit in the six month period in 2007 compared to the same six month period in 2006 is primarily attributable to the improvement in gross profit and lower media, advertising and promotion expenses of $2 million. Changes in foreign currency exchange rates had an unfavorable impact on segment operating profit of $1 million in the six month period in 2007 compared to the same six month period in 2006.

Other

	Six Months Ended		Higher	Percent
	June 30, 2007	July 1, 2006	(Lower)	Change
		(dollars in thousands)

Net sales	$33,042	$25,289	$7,753	30.7%
Segment operating profit	289	(643)	932	144.9

The higher net sales from our Other segment primarily resulted from an immaterial change in the way we recognized sales to third party suppliers in the same six month period in 2006. The full year change was reflected in the same six month period in 2006 with a $5 million impact on net sales and minimal impact on segment operating profit. Net sales of this segment are generated for the purpose of maintaining asset utilization at certain manufacturing facilities.

The higher segment operating profit is primarily attributable to the higher sales volume.

General Corporate Expenses

General corporate expenses were lower in the six month period in 2007 compared to the same six month period in 2006 primarily due to lower spin off and related charges of $18 million and amortization of gain on postretirement benefits of $4 million.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are our cash flows from operating activities and availability under our revolving loan facility described below. The following has or is expected to negatively impact our liquidity:

•	we have principal and interest obligations under our long-term debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to add new manufacturing capacity in Central America, the Caribbean Basin and Asia;

•	we may need to increase the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly increase our income tax expense; and

•	we expect to repurchase up to 10 million shares of our stock in the open market over the next few years, 0.6 million of which we have repurchased as of June 30, 2007.

We believe that our cash provided from operating activities, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet presently foreseeable financial requirements.

We expect to continue the restructuring efforts that we have undertaken since the spin off from Sara Lee. For example, during the six months ended June 30, 2007, in furtherance of our efforts to execute our consolidation and globalization strategy, we approved actions that will result in the closure of 14 manufacturing facilities and two distribution centers. The implementation of these efforts, which are designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs. As further plans are developed and approved by management and our board of directors, we expect to recognize additional restructuring costs to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations in other countries. As a result of these efforts, we expect to incur approximately $250 million in restructuring and related charges over the three year period following the spin off from Sara Lee approximately half of which is expected to be noncash. As of June 30, 2007, we have recognized approximately $95 million in restructuring and related charges related to these efforts. We also expect to incur costs associated with the integration of our information technology systems across our company over the next several years.

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

As a result of provisions of the Pension Protection Act of 2006, we are required, commencing with plan years beginning after 2007, to make larger contributions to our pension plans than Sara Lee made with respect to these plans in past years. We contributed $48 million in December 2006 and $42 million in March 2007 based upon minimum funding estimates. While these contribution payments fulfill our minimum funding requirements through fiscal 2007, if financial conditions change or if the assumptions we have used to calculate our pension costs and obligations turn out to be inaccurate, we could be required to make contributions to the pension plans in excess of our current expectations for future years. A significant increase in our funding obligations could have a negative impact on our liquidity. As of June 30, 2007, assets estimated to represent approximately 75% of the total assets for the Hanesbrands Inc. Pension and Retirement Plan have been transferred from Sara Lee’s master trust to the master trust we maintain. A final transfer of assets from Sara Lee’s master trust to the master trust maintained by us will occur later in fiscal 2007 once the allocation of assets and liabilities has been completed in accordance with governmental regulations. The fair value of plan assets represents a best estimate based upon a percentage allocation of total assets of Sara Lee’s master trust and will be adjusted once the final transfer is made, with an adjustment to the liability.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $102 million in the six month period in 2007 compared to $144 million in the same six month period in 2006. The lower cash provided from operating activities of $42 million was the result of lower earnings in the business primarily attributable to higher interest expense and a higher effective income tax rate as a result of our independent structure as well as higher restructuring and related charges, a $42 million pension contribution and other changes in the use of working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities was $11 million in the six month period in 2007 compared to $58 million in the same six month period in 2006. The lower cash used in investing activities of $47 million was primarily the result of lower purchases of property and equipment and higher cash received from sales of property and equipment relating to our restructuring actions. While capital spending can vary from quarter to quarter, we anticipate that over the long term our capital expenditures will be approximately level with our annual depreciation of $110 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $71 million in the six month period in 2007 compared to $301 million in the same six month period in 2006. The lower cash used in financing activities was primarily the result of the elimination of net transactions with parent companies and related entities subsequent to the spin off from Sara Lee and lower repayments on notes payable to banks in the six month period in 2007, partially offset by an increase in bank overdraft in the same six month period in 2006.

During the six month period in 2007, we paid down long-term debt by $53 million, of which $50 million was a prepayment. In addition, we repurchased $16 million of company stock pursuant to a program approved by the Board of Directors in January 2007 which authorizes repurchase of up to 10 million shares of our common stock.

Cash and Cash Equivalents

As of June 30, 2007 and December 30, 2006, cash and cash equivalents were $176 million and $156 million, respectively. The higher cash and cash equivalents as of June 30, 2007 was primarily the result of the elimination of net transactions with parent companies and related entities subsequent to the spin off from Sara Lee, partially offset by lower net income and the repayment of debt under credit facilities in 2007.

Revolving Loan Facility

We have significant liquidity based on our availability under the Revolving Loan Facility provided under the senior secured credit facility that we entered into in September 2006. As of June 30, 2007, $74 million of standby and trade letters of credit were issued under this facility and $426 million was available for borrowings.

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

The application of these accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Report on Form 10-KT for the six months ended December 30, 2006. There have been no material changes during the six months ended June 30, 2007 in these policies except as follows:

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective during the first quarter ended March 31, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the reassessment of our tax positions in accordance with FIN 48 did not have an impact on our results of operations, financial condition or liquidity.

For additional information regarding the adoption of FIN 48, see Note 5, Income Taxes. For further discussion of our critical accounting estimates related to income taxes, see our Report on Form 10-KT for the six months ended December 30, 2006.

Issued But Not Yet Effective Accounting Standards

Fair Value Measurements

The FASB has issued SFAS No. 157, Fair Value Measurements, or “SFAS 157,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, of SFAS 157 on our results of operations and financial position.

Pension and Other Postretirement Benefits

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R), or “SFAS 158.” SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status, or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in accumulated other comprehensive loss and as a separate component of stockholders’ equity. We adopted the provision to recognize the funded status of a benefit plan and the disclosure requirements during the six months ended December 30, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. We plan to adopt the measurement date provision in fiscal 2007.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 159 will have on our results of operations and financial position.

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

The following table provides information about purchases by Hanesbrands during the periods included within this report of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs(1)	Programs(1)

04/01/07 — 05/05/07	—	$—	—	—
05/06/07 — 06/02/07	521,700	26.32	521,700	9,478,300
06/03/07 — 06/30/07	83,700	25.58	83,700	9,394,600

Total	605,400	$26.21	605,400	9,394,600

(1)	These repurchases were made pursuant to the repurchase program that was approved by our board of directors in January 2007 and announced in February 2007, which authorizes us to purchase up to 10 million shares of our common stock from time to time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the second quarter ended June 30, 2007.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ E. Lee Wyatt Jr
E. Lee Wyatt Jr.
Executive Vice President,
Chief Financial Officer

Date: August 3, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.12	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.13	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.14	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.15	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.16	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.17	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.18	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.19	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.20	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.21	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.) (incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.22	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.23	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.24	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.25	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.26	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.27	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.28	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.29	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.30	Certificate of Formation of Inner Self LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.31	Limited Liability Company Agreement of Inner Self LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.32	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.33	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.34	Certificate of Formation of United States Knitting, L.L.C., together with Certificate of Amendment reflecting the change of the entity’s name to National Textiles, L.L.C. and subsequent Certificate of Amendment (incorporated by reference from Exhibit 3.34 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.35	Amended and Restated Limited Liability Company Agreement of National Textiles, L.L.C. (incorporated by reference from Exhibit 3.35 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on May 7, 2007).
3.36	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.37	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC (incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.38	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.39	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.40	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.41	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.42	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.43	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.44	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.45	Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
31.1	Certification of Richard A. Noll, Chief Executive Officer.
31.2	Certification of E. Lee Wyatt Jr., Chief Financial Officer.
32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2	Section 1350 Certification of E. Lee Wyatt Jr., Chief Financial Officer.

E-4