Form 10-Q
period 2007-09-29
Hanesbrands Inc.
filed 2007-11-05
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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

As of November 1, 2007, there were 95,209,657 shares of the registrant’s common stock outstanding.

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

HANESBRANDS

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net sales	$1,153,606	$1,118,968	$3,315,407	$3,271,961
Cost of sales	792,587	753,337	2,234,352	2,183,977

Gross profit	361,019	365,631	1,081,055	1,087,984
Selling, general and administrative expenses	253,233	262,426	773,817	808,393
Restructuring	2,062	9,313	44,533	9,551

Operating profit	105,724	93,892	262,705	270,040
Other expenses	889	—	1,440	—
Interest expense, net	49,270	17,569	152,217	26,437

Income before income tax expense	55,565	76,323	109,048	243,603
Income tax expense	16,669	25,978	32,714	59,381

Net income	$38,896	$50,345	$76,334	$184,222

Earnings per share:
Basic	$0.41	$0.52	$0.79	$1.91
Diluted	$0.40	$0.52	$0.79	$1.91
Weighted average shares outstanding:
Basic	95,664	96,306	96,100	96,306
Diluted	96,615	96,319	96,682	96,306

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 29, 2007	December 30, 2006

Assets
Cash and cash equivalents	$176,377	$155,973
Trade accounts receivable, less allowances of $28,685 at September 29, 2007 and $27,709 at December 30, 2006	577,759	488,629
Inventories	1,195,765	1,216,501
Deferred tax assets and other current assets	197,116	210,077

Total current assets	2,147,017	2,071,180

Property, net	521,282	556,866
Trademarks and other identifiable intangibles, net	143,307	137,181
Goodwill	308,816	281,525
Deferred tax assets and other noncurrent assets	392,569	388,868

Total assets	$3,512,991	$3,435,620

Liabilities and Stockholders’ Equity
Accounts payable	$291,000	$222,541
Accrued liabilities	433,236	365,001
Notes payable	45,143	14,264
Current portion of long-term debt	—	9,375

Total current liabilities	769,379	611,181

Long-term debt	2,365,250	2,484,000
Other noncurrent liabilities	158,610	271,168

Total liabilities	3,293,239	3,366,349

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value) Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value) Issued and outstanding September 29, 2007 — 95,060,641; December 30, 2006 — 96,312,458	954	963
Additional paid-in capital	198,109	94,852
Retained earnings	66,864	33,024
Accumulated other comprehensive loss	(46,175)	(59,568)

Total stockholders’ equity	219,752	69,271

Total liabilities and stockholders’ equity	$3,512,991	$3,435,620

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006

Operating activities:
Net income	$76,334	$184,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95,405	82,669
Amortization of intangibles	4,516	6,653
Restructuring	(3,446)	(3,881)
Losses on early extinguishment of debt	1,440	—
Amortization of debt issuance costs	4,937	980
Stock compensation expense	27,141	—
Deferred taxes and other	(12,351)	(29,884)
Changes in assets and liabilities:
Accounts receivable	(109,494)	7,793
Inventories	38,121	(55,747)
Other assets	23,539	(16,179)
Due to and from related entities	—	5,268
Accounts payable	67,954	33,006
Accrued liabilities	21,747	(14,270)

Net cash provided by operating activities	235,843	200,630

Investing activities:
Purchases of property and equipment	(45,387)	(80,039)
Acquisition of business	(17,380)	—
Proceeds from sales of assets	13,022	3,601
Other	(575)	14

Net cash used in investing activities	(50,320)	(76,424)

Financing activities:
Principal payments on capital lease obligations	(914)	(3,937)
Borrowings on notes payable to banks	29,969	5,412
Repayments on notes payable to banks	(26,845)	(68,413)
Cost of debt issuance	(2,533)	(45,906)
Issuance of debt under credit facilities	—	2,600,000
Repayment of debt under credit facilities	(128,125)	—
Increase (decrease) in bank overdraft.	(834)	4,974
Proceeds from stock options exercised	5,464	—
Stock repurchases	(44,473)	—
Other	552	—
Payments to Sara Lee Corporation	—	(2,400,000)
Borrowings on notes payable to related entities	—	8,724
Net transactions with parent companies	—	(93,975)
Net transactions with related entities	—	(435,021)

Net cash used in financing activities	(167,739)	(428,142)

Effect of changes in foreign exchange rates on cash	2,620	2,384

Increase (decrease) in cash and cash equivalents	20,404	(301,552)
Cash and cash equivalents at beginning of year	155,973	510,632

Cash and cash equivalents at end of period	$176,377	$209,080

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

During the third quarter of fiscal 2007, the Company acquired the 1,300-employee textile manufacturing operations in San Juan Opico, El Salvador of Industrias Duraflex, S.A. de C.V., which had been a supplier to the Company since the early 1990s, resulting in approximately $27,000 of goodwill.

During the third quarter of fiscal 2007, the Company changed the timing of its annual goodwill impairment testing to the first day of the third fiscal quarter. Prior to fiscal 2007, the Company’s policy was to perform the test at the end of the second fiscal quarter which coincided with Sara Lee’s policy before the spin off. The change in the annual goodwill impairment testing date was made following the change in the Company’s fiscal year-end from the Saturday closest to June 30 to the Saturday closest to December 31 and results in the testing continuing to be performed in the middle of the Company’s fiscal year. In addition, this accounting change better aligns the annual goodwill impairment test with the timing of the Company’s annual long range planning cycle. The change in accounting principle does not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that the accounting change described above is preferable under the circumstances.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(2)	Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the third quarters and nine months ended September 29, 2007 and September 30, 2006. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock. The reconciliation of basic to diluted weighted average shares for the third quarter and nine months ended September 29, 2007 and September 30, 2006 is as follows:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Basic weighted average shares	95,664	96,306	96,100	96,306
Effect of potentially dilutive securities:
Stock options	346	3	221	—
Restricted stock units	603	10	361	—
Employee stock purchase plan	2	—	—	—

Diluted weighted average shares	96,615	96,319	96,682	96,306

Options to purchase 998 and 1,008 shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the third quarter and nine months ended September 29, 2007, respectively.

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

During April 2007, the Company implemented the Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (the “ESPP”), which is qualified under Section 423 of the Internal Revenue Code. An aggregate of up to

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

2,442 shares of Hanesbrands common stock may be purchased by eligible employees pursuant to the ESPP. The purchase price for shares under the ESPP is equal to 85% of the stock’s fair market value on the purchase date. During the third quarter and nine months ended September 29, 2007, 33 and 46 shares were purchased under the ESPP by eligible employees, respectively. The Company had 2,396 shares of common available for issuance under the ESPP as of September 29, 2007.

(4)	Restructuring

The reported results for the third quarters and nine months ended September 29, 2007 and September 30, 2006 reflect amounts recognized for restructuring actions. Reported amounts also include the impact of certain actions that were completed for amounts more favorable than previously estimated of $224 and $3,446, respectively, in the third quarter and nine months ended September 29, 2007 and $0 and $3,881, respectively, in the third quarter and nine months ended September 30, 2006. The impact of restructuring on income before income tax expense is summarized as follows:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Restructuring programs:
Fiscal year 2007 restructuring actions	$15,786	$—	$64,838	$—
Six months ended December 30, 2006 restructuring actions	(922)	13,706	11,677	13,706
Fiscal year 2006 restructuring actions	25	—	(408)	4,119
Fiscal year 2005 restructuring actions	(76)	—	(195)	(2,514)
Fiscal year 2004 and prior restructuring actions	—	—	—	(1,367)

Decrease in income before income tax expense	$14,813	$13,706	$75,912	$13,944

The following table illustrates where the costs associated with these actions are recognized in the Condensed Consolidated Statements of Income:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Cost of sales	$11,802	$4,393	$29,482	$4,393
Selling, general and administrative expenses	949	—	1,897	—
Restructuring	2,062	9,313	44,533	9,551

Decrease in income before income tax expense	$14,813	$13,706	$75,912	$13,944

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

2007 Restructuring Actions

During the nine months ended September 29, 2007, the Company, in connection with its consolidation and globalization strategy, approved actions that will result in the closure of 14 manufacturing facilities and two distribution centers in the United States, Canada, the Dominican Republic, Mexico, Brazil and Puerto Rico. All actions are expected to be completed within a 12-month period. The net impact of these actions was to reduce income before income tax expense by $15,786 and $64,838 in the third quarter and nine months ended September 29, 2007, respectively.

The following table summarizes the charges taken during the nine months ended September 29, 2007 related to fiscal year 2007 restructuring actions and the related status as of September 29, 2007. Any accrued amounts remaining as of September 29, 2007 represent those cash expenditures necessary to satisfy remaining obligations, which will be primarily paid in the next 12 months.

				Accrued
	Cumulative			Restructuring
	Restructuring			as of
	Costs	Non-Cash	Cash	September 29,
	Recognized	Charges	Payments	2007

Employee termination and other benefits	$35,672	$—	$(8,738)	$26,934
Accelerated depreciation	28,844	(28,844)	—	—
Other	322	(322)	—	—

	$64,838	$(29,166)	$(8,738)	$26,934

The Company recognized $1,736 and $35,672 in the third quarter and nine months ended September 29, 2007, respectively, which represents costs associated with the planned termination of 7,903 employees for employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group. This charge is reflected in the “Restructuring” line of the Condensed Consolidated Statements of Income. As of September 29, 2007, 2,868 employees had been terminated and the severance obligation remaining in accrued liabilities on the Condensed Consolidated Balance Sheet was $26,934.

The Company recognized $13,728 and $28,844 in the third quarter and nine months ended September 29, 2007, respectively, which represents accelerated depreciation of buildings and equipment for facilities that have been or will be closed in connection with its consolidation and globalization strategy. This charge is reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statements of Income.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Prior Period Restructuring Actions

The following table summarizes activity in accrued restructuring for each of the prior period restructuring actions from December 30, 2006 to September 29, 2007. Any accrued amounts remaining as of September 29, 2007 represent those cash expenditures necessary to satisfy remaining obligations. Remaining obligations for employee termination and other benefits will be paid primarily in the next 12 months, while the obligations for lease termination costs will be paid primarily over the next several years.

	December 30,	Restructuring	Cash	September 29,
	2006	Charges	Payments	2007

Six months ended December 30, 2006 restructuring actions	$5,334	$9,135	$(10,793)	$3,676
Fiscal year 2006 restructuring actions	1,858	(215)	(1,331)	312
Fiscal year 2005 restructuring actions	8,027	(195)	(5,439)	2,393
Fiscal year 2004 and prior restructuring actions	1,810	—	(207)	1,603

Accrued restructuring	$17,029	$8,725	$(17,770)	$7,984

The Company recognized restructuring charges of $10,368 for estimated lease termination costs associated with plant closures announced in the six months ended December 30, 2006, for facilities which were exited in the nine months ended September 29, 2007.

(5)	Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), during the nine months ended September 29, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date on December 31, 2006, the Company had $3,267 of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. As of September 29, 2007, the Company has $7,850 of unrecognized tax benefits. Although it is not reasonably possible to estimate the amount by which these unrecognized tax benefits may increase or decrease within the next twelve months due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 29, 2007, the Company had no accrual for interest and penalties.

For the third quarter and nine months ended September 29, 2007, income taxes have been computed consistent with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 28”) and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). For most of the third quarter and nine months ended September 30, 2006, the Company’s operations were included in the

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

consolidated income tax returns of Sara Lee. Income taxes were calculated and provided for by the Company on a separate return basis for each quarterly period prior to the spin off from Sara Lee on September 5, 2006.

The difference in the effective tax rate of 30.0% for the third quarter and nine months ended September 29, 2007 and the U.S. statutory rate of 35.0% is primarily attributable to unremitted earnings of foreign subsidiaries taxed at rates less than the U.S. statutory rate and federal tax credits. The difference in the effective tax rates of 34.0% and 24.4% for the third quarter and nine months ended September 30, 2006, respectively, and the U.S. statutory rate of 35.0% is primarily attributable to unremitted earnings of foreign subsidiaries taxed at rates less than the U.S. statutory rate.

(6)	Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, amounts amortized into net periodic benefit cost as required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and unrealized gains and losses on qualifying cash flow hedges, are combined, net of their related tax effect, to arrive at comprehensive income. The Company’s comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net income	$38,896	$50,345	$76,334	$184,222
Translation adjustments	9,389	(4,338)	17,023	3,874
Net unrealized loss on qualifying cash flow hedges, net of tax	(5,589)	(497)	(1,295)	(3,613)
Postretirement income released through other comprehensive income, net of tax	(1,323)	—	(1,323)	—
Amounts amortized into net periodic income:
Prior service benefit	(1,223)	—	(3,669)	—
Actuarial loss	(1,184)	—	(37)	—

Comprehensive income	$38,966	$45,510	$87,033	$184,483

(7)	Inventories

Inventories consisted of the following:

	September 29,	December 30,
	2007	2006

Raw materials	$150,755	$111,503
Work in process	161,553	197,645
Finished goods	883,457	907,353

	$1,195,765	$1,216,501

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(8)	Defined Benefit Pension Plans

Prior to the spin off from Sara Lee on September 5, 2006, employees who met certain eligibility requirements participated in defined benefit pension plans sponsored by Sara Lee. The annual cost of the Sara Lee defined benefit plans was allocated from Sara Lee to all of the participating businesses based upon a specific actuarial computation which was followed consistently. Effective as of January 1, 2006, the Company created the Hanesbrands Inc. Pension and Retirement Plan (the “Hanesbrands Pension Plan”), a new defined benefit plan under which all benefits were frozen, to receive assets and liabilities accrued under the Sara Lee Pension Plan that are attributable to current and former Company employees. In connection with the spin off on September 5, 2006, the Company assumed all Sara Lee’s obligations under pension plans to the extent related to the Company’s current and former employees. In addition to the Hanesbrands Pension Plan, the Company sponsors two noncontributory defined benefit plans, the Playtex Apparel, Inc. Pension Plan (the “Playtex Plan”) and the National Textiles LLC Pension Plan (the “National Textiles Plan”), for certain qualifying individuals.

The obligations and costs related to these plans are included in the Company’s Condensed Consolidated Financial Statements as of September 29, 2007.

The pension expense (income) incurred by the Company for these defined benefit plans is as follows:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Participation in Sara Lee sponsored defined benefit plans	$—	$725	$—	$6,184
Hanesbrands sponsored defined benefit plans	(6,977)	469	(4,715)	469
Playtex Apparel, Inc. Pension Plan	(34)	(25)	(101)	(142)
National Textiles LLC Pension Plan	(85)	(229)	(254)	(759)

Total pension plan expense (income)	$(7,096)	$940	$(5,070)	$5,752

For the third quarter and nine months ended September 29, 2007, the components of the Company’s noncontributory defined benefit plans net periodic income were as follows:

	Quarter Ended	Nine Months Ended
	September 29,	September 29,
	2007	2007

Service cost	$372	$1,033
Interest cost	12,451	37,280
Expected return on assets	(17,733)	(42,578)
Amortization of:
Prior service cost	10	32
Net actuarial loss	(2,196)	(837)

Net periodic income	$(7,096)	$(5,070)

During the third quarter ended September 29, 2007, the Company substantially completed the separation of its pension plan assets and liabilities from those of Sara Lee in accordance with governmental regulations, which will result in a higher total amount of pension plan assets being transferred to the Company than

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

originally was estimated prior to the spin off. The separation resulted in a reduction to pension liabilities of approximately $74,000 with a corresponding credit to additional paid-in capital as of the end of the third quarter, and resulted in an adjustment of approximately $6,000 to pension expense for the third quarter and nine months ended September 29, 2007. A final transfer of assets will occur by the end of fiscal 2007.

During the nine months ended September 29, 2007, the Company made discretionary contributions totaling $47,981. These contributions, when combined with the payment made in December 2006, satisfy the 2007 minimum funding requirement for the pension plans.

(9)	Postretirement Healthcare and Life Insurance Plans

Prior to the spin off from Sara Lee on September 5, 2006, employees who met certain eligibility requirements participated in post-retirement healthcare and life insurance sponsored by Sara Lee. The annual cost of the Sara Lee postretirement healthcare and life insurance plans was allocated from Sara Lee to all of the participating businesses based upon a specific actuarial computation which was followed consistently. In connection with the spin off on September 5, 2006, the Company assumed all Sara Lee’s obligations under postretirement plans to the extent related to the Company’s current and former employees. The obligations and costs related to these plans are included in the Company’s Condensed Consolidated Financial Statements as of September 29, 2007.

In December 2006, the Company changed the postretirement plan benefits to (a) pass along a higher share of retiree medical costs to all retirees effective February 1, 2007, (b) eliminate company contributions toward premiums for retiree medical coverage effective December 1, 2007, (c) eliminate retiree medical coverage options for all current and future retirees age 65 and older and (d) eliminate future postretirement life benefits. Gains associated with these amendments are currently being amortized and the Company expects to record a final gain on curtailment of plan benefits of approximately $32,000 in December 2007 upon termination of the plans.

The postretirement plan expense (income) incurred by the Company for these postretirement plans is as follows:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Participation in Sara Lee sponsored postretirement healthcare and life insurance plans	$—	$214	$—	$3,162
Hanesbrands postretirement healthcare and life insurance plans	(1,456)	37	(4,368)	37

Total postretirement plan expense (income)	$(1,456)	$251	$(4,368)	$3,199

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

For the third quarter and nine months ended September 29, 2007, the components of the Company’s postretirement plans net periodic benefit income were as follows:

	Quarter Ended	Nine Months Ended
	September 29,	September 29,
	2007	2007

Service cost	$78	$234
Interest cost	224	672
Expected return on assets	(2)	(6)
Amortization of:
Transition obligation	(3)	(9)
Prior service cost	(2,012)	(6,036)
Net actuarial loss	259	777

Net periodic income	$(1,456)	$(4,368)

(10)	Long-Term Debt

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

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

During the third quarter and nine months ended September 29, 2007, the Company recognized $889 and $1,440, respectively, of losses on early extinguishment of debt related to unamortized debt issuance costs on the Senior Secured Credit Facility as a result of prepayments of $50,000 of principal in June 2007 and $75,000 of principal made in September 2007. These losses are reflected in the “Other expenses” line of the Condensed Consolidated Statements of Income.

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

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net sales(1)(2):
Innerwear	$635,167	$651,183	$1,917,118	$1,930,282
Outerwear	349,352	318,320	896,583	856,129
Hosiery	64,120	56,707	189,215	190,894
International	103,341	93,126	303,119	295,564
Other	13,587	10,796	46,629	36,085

Total segment net sales	1,165,567	1,130,132	3,352,664	3,308,954
Intersegment	(11,961)	(11,164)	(37,257)	(36,993)

Total net sales	$1,153,606	$1,118,968	$3,315,407	$3,271,961

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Segment operating profit:
Innerwear	$63,173	$93,204	$243,821	$260,724
Outerwear	36,051	25,287	54,453	61,281
Hosiery	18,670	9,590	52,849	22,666
International	9,616	5,875	34,321	28,438
Other	(306)	138	(17)	(505)

Total segment operating profit	127,204	134,094	385,427	372,604
Items not included in segment operating profit:
General corporate expenses	(5,225)	(24,829)	(42,294)	(81,967)
Amortization of trademarks and other identifiable intangibles	(1,442)	(1,667)	(4,516)	(6,653)
Restructuring	(2,062)	(9,313)	(44,533)	(9,551)
Inventory write-off included in cost of sales	(186)	—	(186)	—
Accelerated depreciation included in cost of sales	(11,616)	(4,393)	(29,296)	(4,393)
Accelerated depreciation included in selling, general and administrative expenses	(949)	—	(1,897)	—

Total operating profit	105,724	93,892	262,705	270,040
Other expenses	(889)	—	(1,440)	—
Interest expense, net	(49,270)	(17,569)	(152,217)	(26,437)

Income before income tax expense	$55,565	$76,323	$109,048	$243,603

	September 29,	December 30,
	2007	2006

Assets:
Innerwear	$1,304,974	$1,354,183
Outerwear	835,456	761,653
Hosiery	102,430	110,400
International	229,269	222,561
Other	36,626	21,798

	2,508,755	2,470,595
Corporate(3)	1,004,236	965,025

Total assets	$3,512,991	$3,435,620

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Depreciation expense for fixed assets:
Innerwear	$7,636	$11,215	$32,021	$37,567
Outerwear	3,877	5,743	13,365	16,295
Hosiery	2,198	2,377	6,820	8,463
International	1,057	762	2,934	1,321
Other	1,554	1,067	2,802	2,790

	16,322	21,164	57,942	66,436
Corporate	15,894	6,742	37,463	16,233

Total depreciation expense for fixed assets	$32,216	$27,906	$95,405	$82,669

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Additions to long-lived assets:
Innerwear	$5,247	$8,939	$10,784	$13,106
Outerwear	2,607	4,752	4,013	21,956
Hosiery	52	189	856	260
International	450	135	1,281	1,906
Other	632	188	649	349

	8,988	14,203	17,583	37,577
Corporate	18,111	5,978	27,804	42,462

Total additions to long-lived assets	$27,099	$20,181	$45,387	$80,039

(1)	Includes sales between segments. Such sales are at transfer prices that are at cost plus markup or at prices equivalent to market value.

(2)	Intersegment sales included in the segments’ net sales are as follows:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Innerwear	$1,670	$1,030	$5,057	$4,763
Outerwear	5,475	4,845	17,254	14,272
Hosiery	4,124	4,643	12,692	15,321
International	692	646	2,254	2,637
Other	—	—	—	—

Total	$11,961	$11,164	$37,257	$36,993

(3)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other intangibles, and certain other noncurrent assets.

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

(ii) Divisional entities, on a combined basis, representing operating divisions (not legal entities) 100% owned by Parent Company;

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

Certain prior period amounts have been reclassified to conform to the current year presentation and legal entity structure relating to the classification of the investment in subsidiary balances and related equity in earnings of subsidiaries.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	Quarter Ended September 29, 2007
					Consolidating
	Parent	Divisional	Guarantor	Non-Guarantor	Entries and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,143,537	$229,998	$621,840	$(841,769)	$1,153,606
Cost of sales	—	878,409	164,846	545,064	(795,732)	792,587

Gross profit	—	265,128	65,152	76,776	(46,037)	361,019
Selling, general and administrative expenses	—	199,450	(54,260)	(16,162)	124,205	253,233
Restructuring	—	905	67	1,090	—	2,062

Operating profit (loss)	—	64,773	119,345	91,848	(170,242)	105,724
Equity in earnings (loss) of subsidiaries	38,896	—	37,420	—	(76,316)	—
Other expenses	—	889	—	—	—	889
Interest expense, net	—	38,797	10,633	(168)	8	49,270

Income (loss) before income tax expense (benefit)	38,896	25,087	146,132	92,016	(246,566)	55,565
Income tax expense (benefit)	—	—	24,091	(7,422)	—	16,669

Net income (loss)	$38,896	$25,087	$122,041	$99,438	$(246,566)	$38,896

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions.

	Condensed Consolidating Statement of Income
	Quarter Ended September 30, 2006
					Consolidating
	Parent	Divisional	Guarantor	Non-Guarantor	Entries and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,117,746	$43,358	$614,443	$(656,579)	$1,118,968
Cost of sales	—	681,195	215,328	538,868	(682,054)	753,337

Gross profit	—	436,551	(171,970)	75,575	25,475	365,631
Selling, general and administrative expenses	—	207,741	49,462	27,412	(22,189)	262,426
Restructuring	—	8,708	—	605	—	9,313

Operating profit (loss)	—	220,102	(221,432)	47,558	47,664	93,892
Equity in earnings (loss) of subsidiaries	9,230	—	40,964	—	(50,194)	—
Interest expense, net	—	12,967	4,760	(221)	63	17,569

Income (loss) before income tax expense	9,230	207,135	(185,228)	47,779	(2,593)	76,323
Income tax expense	—	—	23,120	2,858	—	25,978

Net income (loss)	$9,230	$207,135	$(208,348)	$44,921	$(2,593)	$50,345

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions. The $9,230 of net income represents the Company’s consolidated net income for the period from September 5, 2006 through September 30, 2006.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	Nine Months Ended September 29, 2007
					Consolidating
	Parent	Divisional	Guarantor	Non-Guarantor	Entries and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$3,284,987	$660,117	$1,863,661	$(2,493,358)	$3,315,407
Cost of sales	—	2,498,548	485,058	1,644,007	(2,393,261)	2,234,352

Gross profit	—	786,439	175,059	219,654	(100,097)	1,081,055
Selling, general and administrative expenses	—	660,861	(51,777)	40,212	124,521	773,817
Restructuring	—	43,466	72	995	—	44,533

Operating profit (loss)	—	82,112	226,764	178,447	(224,618)	262,705
Equity in earnings (loss) of subsidiaries	76,334	—	104,184	—	(180,518)	—
Other expenses	—	1,440	—	—	—	1,440
Interest expense, net	—	121,041	31,903	(731)	4	152,217

Income (loss) before income tax expense	76,334	(40,369)	299,045	179,178	(405,140)	109,048
Income tax expense	—	—	26,498	6,216	—	32,714

Net income (loss)	$76,334	$(40,369)	$272,547	$172,962	$(405,140)	$76,334

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions.

	Condensed Consolidating Statement of Income
	Nine Months Ended September 30, 2006
					Consolidating
	Parent	Divisional	Guarantor	Non-Guarantor	Entries and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$3,353,933	$484,703	$1,867,540	$(2,434,215)	$3,271,961
Cost of sales	—	2,419,985	658,639	1,571,265	(2,465,912)	2,183,977

Gross profit	—	933,948	(173,936)	296,275	31,697	1,087,984
Selling, general and administrative expenses	—	582,707	133,400	81,606	10,680	808,393
Restructuring	—	9,521	(51)	81	—	9,551

Operating profit (loss)	—	341,720	(307,285)	214,588	21,017	270,040
Equity in earnings (loss) of subsidiaries	9,230	—	189,647	—	(198,877)	—
Interest expense, net	—	13,814	9,536	3,087	—	26,437

Income (loss) before income tax expense	9,230	327,906	(127,174)	211,501	(177,860)	243,603
Income tax expense	—	—	52,849	6,532	—	59,381

Net income (loss)	$9,230	$327,906	$(180,023)	$204,969	$(177,860)	$184,222

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions. The $9,230 of net income represents the Company’s consolidated net income for the period from September 5, 2006 through September 30, 2006.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	September 29, 2007
					Consolidating
	Parent	Divisional	Guarantor	Non-Guarantor	Entries and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$28,358	$(1,662)	$149,681	$—	$176,377
Trade accounts receivable	—	493,635	14,129	72,694	(2,699)	577,759
Inventories	—	980,114	103,461	279,596	(167,406)	1,195,765
Deferred tax assets and other current assets	—	39,765	137,987	21,912	(2,548)	197,116

Total current assets	—	1,541,872	253,915	523,883	(172,653)	2,147,017

Property, net	—	230,326	57,275	233,681	—	521,282
Trademarks and other identifiable intangibles, net	—	18,288	110,285	14,734	—	143,307
Goodwill	—	204,003	16,934	87,879	—	308,816
Investments in subsidiaries	219,752	—	639,785	—	(859,537)	—
Deferred tax assets and other noncurrent assets	—	3,924	421,801	12,030	(45,186)	392,569

Total assets	$219,752	$1,998,413	$1,499,995	$872,207	$(1,077,376)	$3,512,991

Liabilities and Stockholders’ Equity
Accounts payable	$—	$124,898	$20,056	$60,399	$85,647	$291,000
Accrued liabilities	—	341,167	29,365	65,374	(2,670)	433,236
Notes payable to banks	—	—	—	45,143	—	45,143
Current portion of long-term debt	—	—	—	—	—	—

Total current liabilities	—	466,065	49,421	170,916	82,977	769,379

Long-term debt	—	1,915,250	450,000	—	—	2,365,250
Other noncurrent liabilities	—	124,751	13,719	15,541	4,599	158,610

Total liabilities	—	2,506,066	513,140	186,457	87,576	3,293,239
Stockholders’ equity	219,752	(507,653)	986,855	685,750	(1,164,952)	219,752

Total liabilities and stockholders’ equity	$219,752	$1,998,413	$1,499,995	$872,207	$(1,077,376)	$3,512,991

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	December 30, 2006
					Consolidating
	Parent	Divisional	Guarantor	Non-Guarantor	Entries and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$60,960	$(1,251)	$96,264	$—	$155,973
Trade accounts receivable	—	408,751	9,369	70,509	—	488,629
Inventories	—	959,274	115,413	239,548	(97,734)	1,216,501
Deferred tax assets and other current assets	—	55,481	141,381	28,131	(14,916)	210,077

Total current assets	—	1,484,466	264,912	434,452	(112,650)	2,071,180

Property, net	—	298,755	64,357	193,754	—	556,866
Trademarks and other identifiable intangibles, net	—	13,301	114,205	9,675	—	137,181
Goodwill	—	213,376	16,935	51,214	—	281,525
Investments in subsidiaries	69,271	—	587,628	—	(656,899)	—
Deferred tax assets and other noncurrent assets	—	144,281	230,946	248,541	(234,900)	388,868

Total assets	$69,271	$2,154,179	$1,278,983	$937,636	$(1,004,449)	$3,435,620

Liabilities and Stockholders’ Equity
Accounts payable	$—	$162,281	$17,867	$47,097	$(4,704)	$222,541
Accrued liabilities	—	189,243	30,955	291,617	(146,814)	365,001
Notes payable to banks	—	—	—	14,264	—	14,264
Current portion of long-term debt	—	9,375	—	—	—	9,375

Total current liabilities	—	360,899	48,822	352,978	(151,518)	611,181

Long-term debt	—	2,034,000	450,000	—	—	2,484,000
Other noncurrent liabilities	—	238,271	16,838	12,254	3,805	271,168

Total liabilities	—	2,633,170	515,660	365,232	(147,713)	3,366,349
Stockholders’ equity	69,271	(478,991)	763,323	572,404	(856,736)	69,271

Total liabilities and stockholders’ equity	$69,271	$2,154,179	$1,278,983	$937,636	$(1,004,449)	$3,435,620

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 29, 2007
					Consolidating
	Parent	Divisional	Guarantor	Non-Guarantor	Entries and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$—	$115,827	$193,721	$285,104	$(358,809)	$235,843

Investing activities:
Purchases of property and equipment	—	(25,680)	(6,048)	(13,659)	—	(45,387)
Acquisition of business	—	—	—	(17,380)	—	(17,380)
Proceeds from sales of assets	—	7,286	4,870	866	—	13,022
Other	—	(1,444)	103	3	763	(575)

Net cash provided by (used in) investing activities	—	(19,838)	(1,075)	(30,170)	763	(50,320)

Financing activities:
Principal payments on capital lease obligations	—	(888)	(26)	—	—	(914)
Borrowings on notes payable to banks	—	—	—	29,969	—	29,969
Repayments on notes payable to banks	—	—	—	(26,845)	—	(26,845)
Cost of debt issuance	—	(2,415)	(118)	—	—	(2,533)
Repayment of debt under credit facilities		(128,125)	—	—	—	(128,125)
Decrease in bank overdraft.	—	—	—	(834)	—	(834)
Proceeds from stock options exercised	—	5,464	—	—	—	5,464
Share repurchases	—	(44,473)	—	—	—	(44,473)
Other	—	552	—	—	—	552
Net transactions with related entities	—	41,294	(192,913)	(206,427)	358,046	—

Net cash provided by (used in) financing activities	—	(128,591)	(193,057)	(204,137)	358,046	(167,739)

Effect of changes in foreign exchange rates on cash	—	—	—	2,620	—	2,620

Increase (decrease) in cash and cash equivalents	—	(32,602)	(411)	53,417	—	20,404
Cash and cash equivalents at beginning of year	—	60,960	(1,251)	96,264	—	155,973

Cash and cash equivalents at end of period	—	$28,358	$(1,662)	$149,681	$—	$176,377

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2006
					Consolidating
	Parent	Divisional	Guarantor	Non-Guarantor	Entries and
	Company (*)	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$—	$701,157	$(809,066)	$594,028	$(285,489)	$200,630

Investing activities:
Purchases of property and equipment	—	(46,481)	(5,651)	(27,907)	—	(80,039)
Proceeds from sales of assets	—	1,996	138	1,467	—	3,601
Other	—	8,736	8,597	(17,565)	246	14

Net cash provided by (used in) investing activities	—	(35,749)	3,084	(44,005)	246	(76,424)

Financing activities:
Principal payments on capital lease obligations	—	(3,626)	(311)	—	—	(3,937)
Borrowings on notes payable to banks	—	—	—	5,412	—	5,412
Repayments on notes payable to banks	—	—	—	(68,413)	—	(68,413)
Cost of debt issuance	—	(37,616)	(8,290)	—	—	(45,906)
Issuance of debt under credit facilities	—	2,150,000	450,000	—	—	2,600,000
Increase in bank overdraft.	—	—	4,974	—	—	4,974
Payments to Sara Lee Corporation	—	(1,950,000)	(450,000)	—	—	(2,400,000)
Borrowings (repayments) on notes payable to related entities	—	(5,988)	20,537	(5,825)	—	8,724
Net transactions with parent companies	—	(598,616)	835,254	(615,856)	285,243	(93,975)
Net transactions with related entities	—	(87,089)	(321,841)	(26,091)	—	(435,021)

Net cash provided by (used in) financing activities	—	(532,935)	530,323	(710,773)	285,243	(428,142)

Effect of changes in foreign exchange rates on cash	—	—	—	2,384	—	2,384

Increase (decrease) in cash and cash equivalents	—	132,473	(275,659)	(158,366)	—	(301,552)
Cash and cash equivalents at beginning of year	—	(24,248)	292,264	242,616	—	510,632

Cash and cash equivalents at end of period	—	$108,225	$16,605	$84,250	$—	$209,080

*	Parent Company refers to Hanesbrands Inc. without its subsidiaries or divisions.

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

Pension and Other Postretirement Benefits

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in accumulated other comprehensive loss and as a separate component of stockholders’ equity. The Company adopted the provision to recognize the funded status of a benefit plan and the disclosure requirements during the six months ended December 30, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. The Company plans to adopt the measurement date provision in fiscal 2007.

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

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited combined and consolidated financial statements and notes for the six month period ended December 30, 2006, which were included in our Report on Form 10-KT filed with the Securities and Exchange Commission. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in our Report on Form 10-KT.

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

•	Innerwear. The Innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size, and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes and Champion brand names. Our net sales for the nine months ended September 29, 2007 from our Innerwear segment were $1.9 billion, representing approximately 57% of total segment net sales.

•	Outerwear. We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program at Target stores, C9 by Champion. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products primarily to wholesalers, who then resell to screen printers and embellishers. Our net sales for the nine months ended September 29, 2007 from our Outerwear segment were $897 million, representing approximately 27% of total segment net sales.

•	Hosiery. We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our Hanes, L’eggs and Just My Size brands. Our net sales for the nine months ended September 29, 2007 from our Hosiery segment were $189 million, representing approximately 6% of total segment net sales. In light of a sustained decline in the hosiery industry due to changes in consumer preferences, our net annual sales from hosiery sales have declined each year since 1995.

•	International. International includes products that span across the Innerwear, Outerwear and Hosiery reportable segments. Our net sales for the nine months ended September 29, 2007 in our International segment were $303 million, representing approximately 9% of total segment net sales and included sales in Europe, Asia, Canada and Latin America. Japan, Canada and Mexico are our largest international markets and we also have sales offices in India and China.

•	Other. Our net sales for the nine months ended September 29, 2007 in our Other segment were $47 million, representing approximately 1% of total segment net sales and are comprised of sales of nonfinished products such as fabric and certain other materials in the United States, Asia and Latin America in order to maintain asset utilization at certain manufacturing facilities.

Our operating results are subject to some variability. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. Sales are typically higher in the last two quarters (July to December) of each fiscal year. Socks, hosiery and fleece products generally have higher sales during this period as a result of cooler weather, back-to-school shopping and holidays. Sales levels in a period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Our results of operations are also impacted by fluctuations and volatility in the price of cotton and the timing of actual spending for our media, advertising and promotion expenses. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. While we do enter into short-term supply agreements and hedges in an attempt to protect our business from the volatility of the market price of cotton, our business can be affected by dramatic movements in cotton prices.

Highlights from the Third Quarter and Nine Months Ended September 29, 2007

•	Total net sales in the third quarter of 2007 were higher by $35 million at $1.15 billion compared to the same quarter in 2006. Total net sales for the nine month period in 2007 were higher by $43 million at $3.32 billion compared to the same nine month period in 2006. We had a strong sales performance in the third quarter in a challenging consumer environment. Many retailers have posted soft same store sales figures for September 2007 due to unusually warm weather affecting traffic and impacting demand for colder weather apparel items such as fleece. The short-term impact of these circumstances on our sales remains unclear, but we will continue to invest in our largest and strongest brands to achieve our long-term growth goals.

•	Operating profit was $106 million in the third quarter of 2007, up from $94 million in the same quarter in 2006, and was $263 million in the nine month period in 2007, compared with $270 million in the same nine month period in 2006. The higher operating profit in the third quarter of 2007 compared to the same quarter in 2006 is primarily attributable to lower selling, general and administrative expenses and lower restructuring charges for facility closures partially offset by lower gross profit. The lower operating profit in the nine month period in 2007 compared to the same nine month period in 2006 is primarily attributable to higher restructuring charges for facility closures and lower gross profit partially offset by lower selling, general and administrative expenses.

•	Diluted earnings per share were $0.40 in the third quarter of 2007, compared with $0.52 in the same quarter in 2006. For the nine month period in 2007 diluted earnings per share were $0.79 versus $1.91 a year ago. The decline in the third quarter was primarily a result of increased interest expense associated with our independent structure. In the nine month period in 2007, the decline in diluted earnings per share reflected increased interest expense, higher restructuring and related charges and a higher tax rate.

•	Using cash flow from operating activities, we made a $75 million prepayment of long-term debt and repurchased $29 million of company stock during the third quarter of 2007. For the first nine months of the year, we repaid $128 million of long-term debt, repurchased $44 million in company stock and voluntarily contributed $48 million to our qualified pension plans.

•	During the third quarter of 2007, we substantially completed the separation of pension plan assets and liabilities from those of our former parent. As a result, our qualified pension plans are approximately 97% funded.

•	We acquired our second offshore textile plant, the 1,300-employee textile manufacturing operations of Industrias Duraflex, S.A. de C.V., in San Juan Opico, El Salvador. This acquisition provides a textile base in Central America from which to expand and leverage our large scale as well as supply our sewing network throughout Central America. Also, we announced plans to build a textile production plant in Nanjing, China which will be the first company-owned textile production facility in Asia. The Nanjing textile facility will enable us to expand and leverage our production scale in Asia as we balance our supply chain across hemispheres.

•	In the nine month period in 2007, we entered into a first amendment to our senior secured credit facility with our lenders which primarily lowered the borrowing applicable margin with respect to the Term B loan facility from 2.25% to 1.75% on LIBOR based loans and from 1.25% to 0.75% on Base Rate loans.

•	We approved actions to close 14 manufacturing facilities and two distribution centers in the United States, Canada, the Dominican Republic, Mexico, Brazil and Puerto Rico during the nine month period in 2007. In addition, we completed previously announced actions in the nine month period in 2007. The net impact of these actions was to reduce income before taxes for the nine month period in 2007 by $76 million.

Condensed Consolidated Results of Operations — Third Quarter Ended September 29, 2007 Compared with Third Quarter Ended September 30, 2006

	Quarter Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$1,153,606	$1,118,968	$34,638	3.1%
Cost of sales	792,587	753,337	39,250	5.2

Gross profit	361,019	365,631	(4,612)	(1.3)
Selling, general and administrative expenses	253,233	262,426	(9,193)	(3.5)
Restructuring	2,062	9,313	(7,251)	(77.9)

Operating profit	105,724	93,892	11,832	12.6
Other expenses	889	—	889	NM
Interest expense, net	49,270	17,569	31,701	180.4

Income before income tax expense	55,565	76,323	(20,758)	(27.2)
Income tax expense	16,669	25,978	(9,309)	(35.8)

Net income	$38,896	$50,345	$(11,449)	(22.7)%

Net Sales

	Quarter Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$1,153,606	$1,118,968	$34,638	3.1%

Consolidated net sales were higher by $35 million or 3.1% in the third quarter of 2007 compared to the same quarter in 2006. Our Outerwear, International, Hosiery and Other segment net sales were higher by $31 million, $10 million, $7 million and $3 million, respectively, and were offset by lower segment net sales in Innerwear of $16 million.

The overall higher net sales were primarily due to growth in sales volume in Hanes brand casualwear and sock sales, Champion brand activewear sales and Bali brand intimate apparel sales. The higher net sales were partially offset by lower Hanes brand kids’ underwear sales, lower licensed men’s underwear sales in the department store channel and lower Playtex brand intimate apparel sales. We experienced double-digit gains in the Hosiery and International segments that were driven by core hosiery product strength and growth in the European casualwear business. The double-digit gains in Hosiery segment net sales this quarter were significantly better than the historical trend of a sustained decline in overall industry sales for the last several years.

Gross Profit

	Quarter Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Gross profit	$361,019	$365,631	$(4,612)	(1.3)%

As a percent of net sales, our gross profit percentage was 31.3% in the third quarter of 2007 compared to 32.7% in the same quarter in 2006. The lower gross profit percentage was primarily due to higher excess and obsolete inventory costs of $14 million, higher accelerated depreciation of $7 million and higher cotton costs of $4 million, offset by $14 million of savings from our cost reduction initiatives and prior restructuring actions, and lower allocations of overhead costs of $7 million. Cotton prices, which were approximately 45 cents per pound in the first half of 2006, returned to the historical average of approximately 55 cents per pound in the second half of calendar 2006 and the first nine months of 2007.

The higher excess and obsolete inventory costs this quarter compared to the prior year quarter are primarily attributable to such costs having been unusually low during the prior year third quarter, in which we were completing our spin off. The higher accelerated depreciation in the third quarter of 2007 was a result of facilities closed or that will be closed in connection with our consolidation and globalization strategy.

Selling, General and Administrative Expenses

	Quarter Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$253,233	$262,426	$(9,193)	(3.5)%

Selling, general and administrative expenses were $9 million lower in the third quarter of 2007 compared to the same quarter in 2006. Our expenses were lower in the third quarter of 2007 primarily due to lower spin off and related charges of $18 million, $5 million of savings from our prior restructuring actions, $5 million of lower media, advertising and promotion expenses that were primarily non-media related, and $2 million of amortization of gain on curtailment of postretirement benefits. The lower non-media expenses are primarily attributable to cost reduction initiatives and better deployment of these resources. In addition, our pension expense was lower by $10 million which included a $5 million adjustment related to the final separation of our pension assets and liabilities from those of Sara Lee Corporation (“Sara Lee”).

Our cost reduction efforts during the quarter have allowed us to offset higher stand alone expenses associated with being an independent company of $11 million and make investments in our strategic initiatives resulting in $7 million of higher media related media, advertising and promotion expenses and higher technology consulting expenses of $3 million during the third quarter of 2007. In addition, our allocations of overhead costs were $7 million lower during the third quarter of 2007 compared to the same quarter in 2006.

Accelerated deprecation was $1 million higher in the third quarter of 2007 as a result of facilities closed or that will be closed in connection with our consolidation and globalization strategy.

Restructuring

	Quarter Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Restructuring	$2,062	$9,313	$(7,251)	(77.9)%

During the third quarter of 2007, we eliminated approximately 223 positions in Canada, Mexico and Brazil. We incurred a charge of $2 million primarily attributable to employee and other termination benefits recognized in accordance with benefit plans previously communicated to the affected employee group.

In connection with our consolidation and globalization strategy, a non-cash charge of $12 million and $1 million, respectively, of accelerated depreciation of buildings and equipment for facilities that have been closed or will be closed is reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statement of Income. These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.

Operating Profit

	Quarter Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Operating profit	$105,724	$93,892	$11,832	12.6%

Operating profit was higher in the third quarter of 2007 by $12 million compared to the same quarter in 2006 primarily as a result of lower selling, general and administrative expenses of $9 million, and lower restructuring charges for facility closures of $7 million offset by lower gross profit of $5 million which included an increase of $7 million in accelerated depreciation. Our ability to control costs and execute on our consolidation and globalization strategy during the third quarter of 2007 has allowed us to partially offset higher investments in our strategic initiatives of $10 million and $11 million of higher standalone expenses associated with being an independent company.

Other Expenses

	Quarter Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Other expenses	$889	$—	$889	NM

We recognized a loss on early extinguishment of debt related to unamortized debt issuance costs on the Senior Secured Credit Facility for the prepayment of $75 million of principal in September 2007.

Interest Expense, net

	Quarter Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$49,270	$17,569	$31,701	180.4%

Interest expense, net was higher by $32 million in the third quarter of 2007 compared to the same quarter in 2006 primarily as a result of the indebtedness incurred in connection with the spin off from Sara Lee on

September 5, 2006, consisting of $2.6 billion pursuant to a new senior secured credit facility, a new senior secured second lien credit facility and a bridge loan facility. The higher interest expense was primarily attributable to the fact that we had three months of interest in the third quarter of 2007 compared to one month of interest in the same quarter of 2006. In December 2006, we issued $500 million of floating rate senior notes, and the net proceeds were used to repay the bridge loan facility.

Income Tax Expense

	Quarter Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Income tax expense	$16,669	$25,978	$(9,309)	(35.8)%

Our effective income tax rate was 30.0% in the third quarter of 2007 compared to 34.0% in the same quarter in 2006. The lower effective tax rate is attributable primarily to higher unremitted earnings from foreign subsidiaries in the third quarter of 2007 taxed at rates less than the U.S. statutory rate.

Net Income

	Quarter Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net income	$38,896	$50,345	$(11,449)	(22.7)%

Net income for the third quarter of 2007 was lower than the same quarter in 2006 primarily due to higher interest expense, which was partially offset by lower selling, general and administrative expenses, lower restructuring and related charges and a lower effective income tax rate.

Operating Results by Business Segment — Third Quarter Ended September 29, 2007 Compared with Third Quarter Ended September 30, 2006

	Quarter Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$635,167	$651,183	$(16,016)	(2.5)%
Outerwear	349,352	318,320	31,032	9.7
Hosiery	64,120	56,707	7,413	13.1
International	103,341	93,126	10,215	11.0
Other	13,587	10,796	2,791	25.9

Total segment net sales	1,165,567	1,130,132	35,435	3.1
Intersegment	(11,961)	(11,164)	797	7.1

Total net sales	$1,153,606	$1,118,968	$34,638	3.1%
Segment operating profit:
Innerwear	$63,173	$93,204	$(30,031)	(32.2)%
Outerwear	36,051	25,287	10,764	42.6
Hosiery	18,670	9,590	9,080	94.7
International	9,616	5,875	3,741	63.7
Other	(306)	138	(444)	(321.7)

Total segment operating profit	127,204	134,094	(6,890)	(5.1)
Items not included in segment operating profit:
General corporate expenses	(5,225)	(24,829)	(19,604)	(79.0)
Amortization of trademarks and other identifiable intangibles	(1,442)	(1,667)	(225)	(13.5)
Restructuring	(2,062)	(9,313)	(7,251)	(77.9)
Inventory write-off included in cost of sales	(186)	—	186	NM
Accelerated depreciation in cost of sales	(11,616)	(4,393)	7,223	164.4
Accelerated depreciation in selling, general and administrative expenses	(949)	—	949	NM

Total operating profit	105,724	93,892	11,832	12.6
Other expenses	(889)	—	889	NM
Interest expense, net	(49,270)	(17,569)	31,701	180.4

Income before income tax expense	$55,565	$76,323	$(20,758)	(27.2)%

Innerwear

	Quarter Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$635,167	$651,183	$(16,016)	(2.5)%
Segment operating profit	63,173	93,204	(30,031)	(32.2)

Overall net sales in the Innerwear segment were lower by $16 million or 2.5% in the third quarter of 2007 compared to the same quarter in 2006. We experienced lower sales of Hanes brand kids’ underwear of $11 million, lower licensed men’s underwear sales in the department store channel of $5 million, lower Hanes brand intimate apparel sales of $4 million, lower Playtex brand intimate apparel sales of $4 million and lower Just My Size brand sales of $3 million. The lower net sales were partially offset by higher Hanes brand socks and Bali brand sales of $6 million and $6 million, respectively.

As a percent of segment net sales, gross profit percentage in the Innerwear segment was 35.7% in the third quarter of 2007 compared to 37.0% in the same quarter in 2006. The lower gross profit is primarily attributable to higher excess and obsolete inventory costs of $11 million, unfavorable product sales mix of $6 million, unfavorable plant performance of $4 million and higher cotton costs of $2 million. These higher expenses were partially offset by savings from our cost reduction initiatives of $5 million and lower allocations of overhead costs of $4 million.

The lower Innerwear segment operating profit in the third quarter of 2007 compared to the same quarter in 2006 is primarily attributable to lower gross profit on lower sales volume, higher media, advertising and promotion expenses of $8 million and a higher allocation of selling, general and administrative expenses of $8 million. Our consolidated selling, general and administrative expenses before segment allocations were lower in the third quarter of 2007 compared to the same quarter in 2006 primarily due to lower spin off and related charges, lower pension expense and amortization of gain on curtailment of postretirement benefits which were partially offset by higher stand alone expenses associated with being an independent company, lower allocations of overhead costs, higher accelerated depreciation and higher technology consulting expenses.

Outerwear

	Quarter Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
		(dollars in thousands)

Net sales	$349,352	$318,320	$31,032	9.7%
Segment operating profit	36,051	25,287	10,764	42.6

Net sales in the Outerwear segment were higher by $31 million in the third quarter of 2007 compared to the same quarter in 2006 primarily as a result of higher Hanes brand casualwear sales of $20 million and higher Champion brand activewear sales of $7 million. Champion, our second largest brand, benefited from higher penetration in the mid-tier department store and sporting goods channels. In addition, we experienced higher sales of promotional Hanes brand t-shirts sold primarily through our embellishment channel of $3 million. The strong Outerwear performance was primarily driven by a return to focusing on basic apparel in the mass retail channel for casualwear.

As a percent of segment net sales, gross profit percentage in the Outerwear segment was 23.6% in the third quarter of 2007 compared to 21.6% in the same quarter in 2006. The higher gross profit is primarily attributable to improved plant performance of $7 million, savings from our cost reduction initiatives and prior restructuring actions of $7 million, favorable product sales mix of $6 million and lower allocations of overhead costs of $2 million, offset primarily by higher excess and obsolete inventory costs of $4 million, higher duty costs of $3 million and higher cotton costs of $2 million.

The higher Outerwear segment operating profit in the third quarter of 2007 compared to the same quarter in 2006 is primarily attributable to higher gross profit and lower media, advertising and promotion expenses of $4 million partially offset by a higher allocation of selling, general and administrative expenses of $7 million. Our consolidated selling, general and administrative expenses before segment allocations were lower in the third quarter of 2007 compared to the same quarter in 2006 primarily due to lower spin off and related charges, lower pension expense and amortization of gain on curtailment of postretirement benefits which were partially offset by higher stand alone expenses associated with being an independent company, lower allocations of overhead costs, higher accelerated depreciation and higher technology consulting expenses.

Hosiery

	Quarter Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$64,120	$56,707	$7,413	13.1%
Segment operating profit	18,670	9,590	9,080	94.7

Net sales in the Hosiery segment were higher by $7 million in the third quarter of 2007 compared to the same quarter in 2006 primarily due to higher sales of the L’eggs brand to mass retailers and food and drug stores.

As a percent of segment net sales, gross profit percentage was 46.4% in the third quarter of 2007 compared to 40.9% in the same quarter in 2006 primarily due favorable product sales mix of $4 million and savings from our cost reduction initiatives and prior restructuring actions of $2 million.

Hosiery segment operating profit was higher in the third quarter of 2007 compared to the same quarter in 2006 primarily due to the improvement in gross profit and lower media, advertising and promotion expenses of $3 million. The amount of allocated selling, general and administrative expenses remained consistent as compared to the same quarter in 2006. Our consolidated selling, general and administrative expenses before segment allocations were lower in the third quarter of 2007 compared to the same quarter in 2006 primarily due to lower spin off and related charges, lower pension expense and amortization of gain on curtailment of postretirement benefits which were partially offset by higher stand alone expenses associated with being an independent company, lower allocations of overhead costs, higher accelerated depreciation and higher technology consulting expenses.

International

	Quarter Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$103,341	$93,126	$10,215	11.0%
Segment operating profit	9,616	5,875	3,741	63.7

Overall net sales in the International segment were higher in the third quarter of 2007 compared to the same quarter in 2006. During the third quarter of 2007 we experienced higher net sales in Europe of $7 million and Latin America of $3 million. The growth in our European casualwear business was driven by the strength of the Stedman and Hanes brands that are sold in the screen print channel. Changes in foreign currency exchange rates had a favorable impact on net sales of $4 million in the third quarter of 2007 compared to the same quarter in 2006.

As a percent of segment net sales, gross profit percentage was 39.2% in the third quarter in 2007 compared to 40.8% in the same quarter in 2006. The lower gross profit percentage was primarily attributable to unfavorable product sales mix.

The higher International segment operating profit in the third quarter of 2007 compared to the same quarter in 2006 is primarily attributable to the higher gross profit from higher sales volume. Changes in foreign currency exchange rates had a favorable impact on segment operating profit of $1 million in the third quarter of 2007 compared to the same quarter in 2006.

Other

	Quarter Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$13,587	$10,796	$2,791	25.9%
Segment operating profit	(306)	138	(444)	(321.7)

Overall net higher net sales from our Other segment increased primarily due to higher sales of nonfinished fabric and other materials to third parties in the third quarter of 2007 as compared to the same quarter of 2006. Net sales of this segment are generated for the purpose of maintaining asset utilization at certain manufacturing facilities.

General Corporate Expenses

General corporate expenses were lower in the third quarter of 2007 compared to the same quarter in 2006 primarily due to lower spin off and related charges of $19 million, a $5 million favorable adjustment related to the final separation of our pension plan assets and liabilities from those of Sara Lee, amortization of gain on postretirement benefits of $2 million and $3 million in lower expenses related to various areas partially offset by higher stand alone expenses associated with being an independent company of $11 million.

Condensed Consolidated Results of Operations — Nine Months Ended September 29, 2007 Compared with Nine Months Ended September 30, 2006

	Nine Months Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$3,315,407	$3,271,961	$43,446	1.3%
Cost of sales	2,234,352	2,183,977	50,375	2.3

Gross profit	1,081,055	1,087,984	(6,929)	(0.6)
Selling, general and administrative expenses	773,817	808,393	(34,576)	(4.3)
Restructuring	44,533	9,551	34,982	366.3

Operating profit	262,705	270,040	(7,335)	(2.7)
Other expenses	1,440	—	1,440	NM
Interest expense, net	152,217	26,437	125,780	475.8

Income before income tax expense	109,048	243,603	(134,555)	(55.2)
Income tax expense	32,714	59,381	(26,667)	(44.9)

Net income	$76,334	$184,222	$(107,888)	(58.6)%

Net Sales

	Nine Months Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$3,315,407	$3,271,961	$43,446	1.3%

Consolidated net sales were higher by $43 million or 1.3% in the nine month period in 2007 compared to the same nine month period in 2006. Our Outerwear, International and Other segment net sales were higher by $40 million, $8 million and $11 million, respectively, and were offset by lower segment net sales in Innerwear of $13 million and Hosiery of $2 million.

The overall higher net sales were partially due to growth in sales volume in Hanes brand casualwear, intimate apparel, sleepwear and socks sales, Champion brand activewear sales and Bali brand intimate apparel sales. The higher net sales were offset primarily by lower Hanes brand kids’ underwear sales, lower licensed men’s underwear sales in the department store channel and lower Playtex brand intimate apparel sales and lower sales of promotional t-shirts sold primarily through our embellishment channel.

The relatively flat Hosiery segment net sales in the nine month period in 2007 were significantly better than the historical trend of a sustained decline in overall industry sales for the last several years.

The higher net sales from our Other segment primarily resulted from an immaterial change in the way we recognized sales to third party suppliers in the same nine month period in 2006. The full year change was reflected in the same nine month period in 2006 with a $5 million impact on net sales and minimal impact on net income.

Gross Profit

	Nine Months Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Gross profit	$1,081,055	$1,087,984	$(6,929)	(0.6)%

As a percent of net sales, our gross profit percentage was 32.6% in the nine month period in 2007 compared to 33.3% in the same nine month period in 2006. The lower gross profit percentage was primarily due to $25 million in higher accelerated depreciation, higher cotton costs of $22 million and higher excess and obsolete inventory costs of $17 million. Cotton prices, which were approximately 45 cents per pound in the first half of 2006, returned to the historical average of approximately 55 cents per pound in the second half of calendar 2006 and the first nine months of 2007. These higher costs were offset primarily by savings from our cost reduction initiatives and prior restructuring actions of $24 million, lower allocations of overhead costs of $22 million, and lower duty costs of $12 million primarily due to the receipt of $7 million in duty refunds relating to duties paid several years ago.

The higher excess and obsolete inventory costs in the nine month period in 2007 compared to the same nine month period in 2006 are primarily attributable to such costs having been unusually low during the prior year third quarter, in which we were completing our spin off. Since the spin off we have a renewed focus on both inventory level reductions and simplification of our product offerings that has not resulted in significantly higher excess and obsolete inventory costs. The higher accelerated depreciation in the nine month period in 2007 was a result of facilities closed or that will be closed in connection with our consolidation and globalization strategy.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$773,817	$808,393	$(34,576)	(4.3)%

Selling, general and administrative expenses were $35 million lower in the nine month period in 2007 compared to the same nine month period in 2006. Our expenses were lower partially due to lower spin off and related charges of $36 million, $26 million of lower media, advertising and promotion expenses that were primarily non-media related, $6 million in amortization of gain on curtailment of postretirement benefits and $5 million of savings from prior restructuring actions. The lower media, advertising and promotion expenses are primarily non-media related and may vary from period to period due to timing of actual spending during the full year 2007 versus 2006. The lower non-media expenses are primarily attributable to cost reduction initiatives and better deployment of these resources. In addition, our pension expense was lower by $12 million which included a $5 million adjustment related to the final separation of our pension assets and liabilities from those of Sara Lee.

Our cost reduction efforts during the nine month period have allowed us to offset higher stand alone expenses associated with being an independent company of $11 million and make investments in our strategic initiatives resulting in higher technology consulting expenses of $10 million and $7 million of higher media related media, advertising and promotion expenses in the nine month period in 2007. In addition, our allocations of overhead costs were $22 million lower during the nine month period in 2007 compared to the same nine month period in 2006. Accelerated deprecation was $2 million higher in the nine month period in 2007 as a result of facilities closed or that will be closed in connection with our consolidation and globalization strategy.

Restructuring

	Nine Months Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Restructuring	$44,533	$9,551	$34,982	366.3%

During the nine month period in 2007, we approved actions to close 14 manufacturing facilities and two distribution centers affecting approximately 7,475 employees in Canada, the Dominican Republic, Mexico, Brazil and the United States while moving production to lower-cost operations in Central America and Asia. In addition, approximately 428 management and administrative positions are being eliminated, with the majority of these positions based in the United States. These actions resulted in a charge of $45 million, representing costs associated with the planned termination of 7,903 employees, primarily attributable to employee and other termination benefits recognized in accordance with benefit plans previously communicated to the affected employee group. In addition, we recognized a charge of $10 million for estimated lease termination costs associated with facility closures announced in the nine months ended September 30, 2006, for facilities which were exited during 2007.

In connection with our consolidation and globalization strategy, a non-cash charge of $29 million and $2 million, respectively, of accelerated depreciation of buildings and equipment for facilities that have been closed or will be closed is reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statement of Income. These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.

Operating Profit

	Nine Months Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Operating profit	$262,705	$270,040	$(7,335)	(2.7)%

Operating profit was lower in the nine month period in 2007 by $7 million compared to the same nine month period in 2006 primarily as a result of higher restructuring charges of $35 million and lower gross profit of $7 million partially offset by lower selling, general and administrative expenses of $35 million. Our ability to control costs and execute on our consolidation and globalization strategy during the nine month period in 2007 has allowed us to more than offset $17 million of higher investments in our strategic initiatives and $11 million of higher standalone expenses associated with being an independent company.

Other Expenses

	Nine Months Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Other expenses	$1,440	$—	$1,440	NM

We recognized losses on early extinguishment of debt related to unamortized debt issuance costs on the Senior Secured Credit Facility for the prepayment of $50 million of principal in June 2007 and $75 million of principal in September 2007.

Interest Expense, net

	Nine Months Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$152,217	$26,437	$125,780	475.8%

Interest expense, net was higher in the nine month period in 2007 by $126 million compared to the same nine month period in 2006 primarily as a result of the indebtedness incurred in connection with the spin off from Sara Lee on September 5, 2006, consisting of $2.6 billion pursuant to a new senior secured credit facility, a new senior secured second lien credit facility and a bridge loan facility. In December 2006, we issued $500 million of floating rate senior notes and the net proceeds were used to repay the bridge loan facility. In February 2007, we entered into a first amendment to our senior secured credit facility with our lenders which primarily lowered the applicable borrowing margin with respect to the Term B loan facility from 2.25% to 1.75% on LIBOR based loans and from 1.25% to 0.75% on Base Rate loans.

Income Tax Expense

	Nine Months Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Income tax expense	$32,714	$59,381	$(26,667)	(44.9)%

Our effective income tax rate was 30.0% in the nine month period in 2007 compared to 24.4% in the same nine month period in 2006. The higher effective tax rate is attributable primarily to lower unremitted earnings from foreign subsidiaries in the nine month period in 2007 taxed at rates less than the U.S. statutory rate.

Net Income

	Nine Months Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net income	$76,334	$184,222	$(107,888)	(58.6)%

Net income for the nine month period of 2007 was lower than the same nine month period in 2006 primarily due to higher interest expense and a higher effective income tax rate as a result of our independent structure, as well as higher restructuring and related charges. These higher expenses were partially offset by lower selling, general and administrative expenses.

Operating Results by Business Segment — Nine Months Ended September 29, 2007 Compared with Nine Months Ended September 30, 2006

	Nine Months Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$1,917,118	$1,930,282	$(13,164)	(0.7)%
Outerwear	896,583	856,129	40,454	4.7
Hosiery	189,215	190,894	(1,679)	(0.9)
International	303,119	295,564	7,555	2.6
Other	46,629	36,085	10,544	29.2

Total segment net sales	3,352,664	3,308,954	43,710	1.3
Intersegment	(37,257)	(36,993)	264	0.7

Total net sales	$3,315,407	$3,271,961	$43,446	1.3%
Segment operating profit:
Innerwear	$243,821	$260,724	$(16,903)	(6.5)%
Outerwear	54,453	61,281	(6,828)	(11.1)
Hosiery	52,849	22,666	30,183	133.2
International	34,321	28,438	5,883	20.7
Other	(17)	(505)	488	96.6

Total segment operating profit	385,427	372,604	12,823	3.4
Items not included in segment operating profit:
General corporate expenses	(42,294)	(81,967)	(39,673)	(48.4)
Amortization of trademarks and other intangibles	(4,516)	(6,653)	(2,137)	(32.1)
Restructuring	(44,533)	(9,551)	34,982	366.3
Inventory write-off included in cost of sales	(186)	—	186	NM
Accelerated depreciation in cost of sales	(29,296)	(4,393)	24,903	566.9
Accelerated depreciation in selling, general and administrative expenses	(1,897)	—	1,897	NM

Total operating profit	262,705	270,040	(7,335)	(2.7)
Other expenses	(1,440)	—	1,440	NM
Interest expense, net	(152,217)	(26,437)	125,780	475.8

Income before income tax expense	$109,048	$243,603	$(134,555)	(55.2)%

Innerwear

	Nine Months Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$1,917,118	$1,930,282	$(13,164)	(0.7)%
Segment operating profit	243,821	260,724	(16,903)	(6.5)

Overall net sales in the Innerwear segment were lower by $13 million or 0.7% in the nine month period in 2007 compared to the same nine month period in 2006. We experienced lower sales volume of Playtex brand intimate apparel sales of $23 million, lower Hanes brand kids’ underwear sales of $17 million and lower licensed men’s underwear sales in the department store channel of $11 million. The lower net sales were partially offset by higher Hanes brand intimate apparel, socks and sleepwear sales of $14 million, $11 million and $7 million, respectively, and higher Bali brand sales of $6 million. Our Hanes brand intimate apparel sales were higher primarily as a result of the Hanes All-Over Comfort Bra that was introduced earlier this year in a new national television, print and Internet advertising campaign.

As a percent of segment net sales, gross profit percentage in the Innerwear segment was 37.6% in the nine month period in 2007 compared to 37.5% in the same nine month period in 2006. While our gross profit percentage slightly improved, our gross profit was lower from lower sales volume and unfavorable plant performance of $12 million, $10 million in higher cotton costs, higher excess and obsolete inventory costs of $10 million and unfavorable product sales mix of $9 million. These higher expenses were partially offset by lower duty costs of $16 million primarily due to the receipt of $7 million in duty refunds relating to duties paid several years ago, lower allocations of overhead costs of $15 million and $6 million in savings from our cost reduction initiatives.

The lower Innerwear segment operating profit in the nine month period in 2007 compared to the same nine month period in 2006 is primarily attributable to lower gross profit on lower sales volume and a higher allocation of selling, general and administrative expenses of $28 million. These higher expenses were partially offset by lower media, advertising and promotion expenses of $15 million. Our consolidated selling, general and administrative expenses before segment allocations were lower in the nine month period in 2007 compared to the same nine month period in 2006 primarily due to lower spin off and related charges, lower media, advertising and promotion expenses, lower distribution expenses, amortization of gain on curtailment of postretirement benefits and lower pension expense offset by lower allocations of overhead costs, higher accelerated depreciation and higher technology consulting expenses.

Outerwear

	Nine Months Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$896,583	$856,129	$40,454	4.7%
Segment operating profit	54,453	61,281	(6,828)	(11.1)

Net sales in the Outerwear segment were higher by $40 million in the nine month period in 2007 compared to the same nine month period in 2006 primarily as a result of higher Champion brand activewear and Hanes brand retail casualwear net sales. Champion, our second largest brand, benefited from higher penetration in the mid-tier department store and sporting goods channels. Overall retail casualwear and activewear net sales were higher by $46 million and $34 million, respectively, in the nine month period in 2007 compared to the same nine month period in 2006. The higher net sales were partially offset by lower net sales in our casualwear business as a result of lower sales of promotional t-shirts sold primarily through our embellishment channel of $40 million.

As a percent of segment net sales, gross profit percentage in the Outerwear segment was 21.7% in the nine month period in 2007 compared to 19.9% in the same nine month period in 2006. The improvement in gross profit is primarily attributable to savings from our cost reduction initiatives and prior restructuring actions of $15 million, improved plant performance of $15 million, favorable product sales mix of $7 million and lower allocations of overhead costs of $7 million offset primarily by higher cotton costs of $12 million, higher excess and obsolete inventory costs of $5 million and higher duty costs of $4 million.

The lower Outerwear segment operating profit in the nine month period in 2007 compared to the same nine month period in 2006 is primarily attributable to a higher gross profit which was more than offset by higher media, advertising and promotion expenses of $4 million and a higher allocation of selling, general and administrative expenses of $27 million. Our consolidated selling, general and administrative expenses before segment allocations were lower in the nine month period in 2007 compared to the same nine month period in 2006 primarily due to lower spin off and related charges, lower media, advertising and promotion expenses, lower distribution expenses, amortization of gain on curtailment of postretirement benefits and lower pension expense offset by lower allocations of overhead costs, higher accelerated depreciation and higher technology consulting expenses.

Hosiery

	Nine Months Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$189,215	$190,894	$(1,679)	(0.9)%
Segment operating profit	52,849	22,666	30,183	133.2

Net sales in the Hosiery segment were slightly lower by $2 million in the nine month period in 2007 compared to the same nine month period in 2006 primarily due to lower sales of the L’eggs brand to mass retailers and food and drug stores.

As a percent of segment net sales, gross profit percentage was 46.7% in the nine month period in 2007 compared to 38.9% in the same nine month period in 2006 primarily due improved plant performance of $8 million and $4 million in savings from our cost reduction initiatives and prior restructuring actions.

Hosiery segment operating profit was higher in the nine month period in 2007 compared to the same nine month period in 2006 primarily due to a higher gross profit, $8 million in lower media, advertising and promotion expenses and $10 million in lower allocated selling, general and administrative expenses and the improvement in gross profit. Our consolidated selling, general and administrative expenses before segment allocations were lower in the nine month period in 2007 compared to the same nine month period in 2006 primarily due to lower spin off and related charges, lower media, advertising and promotion expenses, lower distribution expenses, amortization of gain on curtailment of postretirement benefits and lower pension expense offset by lower allocations of overhead costs, higher accelerated depreciation and higher technology consulting expenses.

International

	Nine Months Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$303,119	$295,564	$7,555	2.6%
Segment operating profit	34,321	28,438	5,883	20.7

Overall net sales in the International segment were higher in the nine month period in 2007 compared to the same nine month period in 2006. During the nine month period in 2007 we experienced higher net sales in Europe of $14 million and higher net sales of $2 million in our emerging markets in Asia which were partially offset by lower sales in Canada of $9 million. The growth in our European casualwear business was primarily driven by the strength of the Stedman and Hanes brands that are sold in the screen print channel. Changes in foreign currency exchange rates had a favorable impact on net sales of $7 million in the nine month period in 2007 compared to the same nine month period in 2006.

As a percent of segment net sales, gross profit percentage was 41.1% in the nine month period in 2007 and the same nine month period in 2006.

The higher International segment operating profit in the nine month period in 2007 compared to the same nine month period in 2006 is primarily attributable to the higher gross profit from higher sales volume. Changes in foreign currency exchange rates had a favorable impact on segment operating profit of $1 million in the nine month period in 2007 compared to the same nine month period in 2006.

Other

	Nine Months Ended
	September 29,	September 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$46,629	$36,085	$10,544	29.2%
Segment operating profit	(17)	(505)	488	96.6

The higher net sales from our Other segment primarily resulted from an immaterial change in the way we recognized sales to third party suppliers in the same nine month period in 2006. The full year change was reflected in the same nine month period in 2006 with a $5 million impact on net sales and minimal impact on segment operating profit. Net sales of this segment are generated for the purpose of maintaining asset utilization at certain manufacturing facilities.

General Corporate Expenses

General corporate expenses were lower in the nine month period in 2007 compared to the same nine month period in 2006 primarily due to lower spin off and related charges of $36 million, amortization of gain on postretirement benefits of $6 million, a $5 million favorable adjustment related to the final separation of our pension plan assets and liabilities from those of Sara Lee and $3 million in lower expenses related to various areas. These lower expenses were partially offset by higher stand alone expenses associated with being an independent company of $11 million.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are our cash flows from operating activities and availability under our revolving loan facility described below. The following has or is expected to negatively impact our liquidity:

•	we have principal and interest obligations under our long-term debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to add new manufacturing capacity in Central America, the Caribbean Basin and Asia;

•	we may need to increase the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly increase our income tax expense; and

•	we expect to repurchase up to 10 million shares of our stock in the open market over the next few years, 1.6 million of which we have repurchased as of September 29, 2007.

We believe that our cash provided from operating activities, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet presently foreseeable financial requirements.

We expect to continue the restructuring efforts that we have undertaken since the spin off from Sara Lee. For example, during the nine months ended September 29, 2007, in furtherance of our efforts to execute our consolidation and globalization strategy, we approved actions that will result in the closure of 14 manufacturing facilities and two distribution centers. The implementation of these efforts, which are designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs. As further plans are developed and approved by management and our board of directors, we expect to recognize additional restructuring costs to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations in other countries. As a result of these efforts, we expect to incur approximately $250 million in restructuring and related charges over the three year period following the spin off from Sara Lee approximately half of which is expected to be noncash. As of September 29, 2007, we have recognized approximately $109 million in restructuring and related charges related to these efforts. We also expect to continue to incur costs associated with the integration of our information technology systems across our company over the next several years.

As we continue to add new manufacturing capacity in Central America, the Caribbean Basin and Asia, our exposure to events that could disrupt our foreign supply chain, including political instability, acts of war or terrorism or other international events resulting in the disruption of trade, disruptions in shipping and freight forwarding services, increases in oil prices (which would increase the cost of shipping), interruptions in the availability of basic services and infrastructure and fluctuations in foreign currency exchange rates, is increased. Disruptions in our foreign supply chain could negatively impact our liquidity by interrupting production in offshore facilities, increasing our cost of sales, disrupting merchandise deliveries, delaying receipt of the products into the United States or preventing us from sourcing our products at all. Depending on timing, these events could also result in lost sales, cancellation charges or excessive markdowns. For a discussion of these and other risk factors facing our business, see the risk factors section of our Report on Form 10-KT for the six months ended December 30, 2006 and “Risk Factors” in this Quarterly Report on Form 10-Q.

As a result of provisions of the Pension Protection Act of 2006, we are required, commencing with plan years beginning after 2007, to make larger contributions to our pension plans than Sara Lee made with respect to these plans in past years. The final separation of our pension plan assets and liabilities from those of Sara Lee which will result in a higher total amount of pension assets being transferred to us than was originally estimated prior to the spin off, together with our contributions of $48 million in December 2006, $42 million in March 2007 and $6 million in September 2007 to our pension plans, has resulted in our qualified pension plans currently being approximately 97% funded which should result in minimal pension funding requirements in the future. We have met our minimum funding requirements for 2007.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $236 million in the nine month period in 2007 compared to $201 million in the same nine month period in 2006. The higher cash provided from operating activities of $35 million was primarily the result of better management of working capital, which reflects $48 million in pension contributions, partially offset by lower earnings in the business primarily attributable to higher interest expense, a higher effective income tax rate and higher restructuring and related charges.

Net Cash Used in Investing Activities

Net cash used in investing activities was $50 million in the nine month period in 2007 compared to $76 million in the same nine month period in 2006. The lower cash used in investing activities of $26 million was primarily the result of lower purchases of property and equipment and higher cash received from sales of property and equipment relating to our restructuring actions partially offset by the cash portion of the cost of acquiring of the textile manufacturing operations of Industrias Duraflex, S.A. de C.V. in El Salvador. While capital spending can vary from quarter to quarter, we anticipate that over the long term our capital expenditures will be approximately level with our annual depreciation of $110 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $168 million in the nine month period in 2007 compared to $428 million in the same nine month period in 2006. The lower cash used in financing activities of $260 million was primarily the result of the elimination of net transactions with parent companies and related entities subsequent to the spin off from Sara Lee and lower net borrowings and repayments on notes payable to banks in the nine month period in 2007, partially offset by an increase in repayments of debt under credit facilities and share repurchases in the nine month period in 2007.

During the nine month period in 2007, we repaid $128 million of long-term debt, of which $125 million was a prepayment. In addition, we repurchased $44 million of company stock pursuant to a program approved by the Board of Directors in January 2007 which authorizes repurchase of up to 10 million shares of our common stock.

Cash and Cash Equivalents

As of September 29, 2007 and December 30, 2006, cash and cash equivalents were $176 million and $156 million, respectively. The higher cash and cash equivalents as of September 29, 2007 was primarily the result of better management of working capital and the elimination of net transactions with parent companies and related entities subsequent to the spin off from Sara Lee, partially offset by lower net income and the repayment of debt under credit facilities in 2007.

Revolving Loan Facility

We have significant liquidity based on our availability under the Revolving Loan Facility provided under the senior secured credit facility that we entered into in September 2006. As of September 29, 2007, $69 million of standby and trade letters of credit were issued under this facility and $431 million was available for borrowings.

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

The application of these accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Report on Form 10-KT for the six months ended December 30, 2006. There have been no material changes during the nine months ended September 29, 2007 in these policies except as follows:

Goodwill

During the third quarter of fiscal 2007, we changed the timing of our annual goodwill impairment testing to the first day of the third fiscal quarter. Prior to fiscal 2007, our policy was to perform the test at the end of the second fiscal quarter which coincided with Sara Lee’s policy before the spin off. The change in the annual goodwill impairment testing date was made following the change in our fiscal year-end from the Saturday closest to June 30 to the Saturday closest to December 31 and results in the testing continuing to be performed in the middle of our fiscal year. In addition, this accounting change better aligns the annual goodwill impairment test with the timing of our annual long range planning cycle. The change in accounting principle does not delay, accelerate or avoid an impairment charge. Accordingly, we believe that the accounting change described above is preferable under the circumstances.

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective during the first quarter ended March 31, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity.

For additional information regarding the adoption of FIN 48, see Note 5, Income Taxes. For further discussion of our critical accounting estimates related to income taxes, see our Report on Form 10-KT for the six months ended December 30, 2006.

Issued But Not Yet Effective Accounting Standards

Fair Value Measurements

The FASB has issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, or “SFAS 157,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, of SFAS 157 on our results of operations and financial position.

Pension and Other Postretirement Benefits

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R), or “SFAS 158.” SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status, or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in accumulated other comprehensive loss and as a separate component of stockholders’ equity. We adopted the provision to recognize the funded status of a benefit plan and the disclosure requirements during the six months ended December 30, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. We plan to adopt the measurement date provision in fiscal 2007.

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

Our Report on Form 10-KT for the six months ended December 30, 2006 includes a risk factor that described risks associated with the fact that we assumed pension obligations from Sara Lee that were $225 million more than the corresponding pension assets, which resulted in our pension plans being underfunded. The risk factor described the risks that we could be required by law to make larger contributions to our pension plans than Sara Lee made with respect to these plans in past years and that we could be required to make contributions to the pension plans in excess of our expectations at the time. Finally, the risk factor indicated that a significant increase in our funding obligations could have a negative impact on our cash flows, liquidity and results of operations.

During the quarter ended September 29, 2007, we substantially completed the separation of our pension plan assets and liabilities from those of Sara Lee, which will result in a higher total amount of pension assets being transferred to us than was originally estimated prior to the spin off. In addition, we contributed $48 million in December 2006, $42 million in March 2007 and $6 million in September 2007 to our pension plans. As a result of these actions, our qualified pension plans currently are approximately 97% funded, and thus we believe that the risks described above are not currently among the most significant risks associated with our business. This assessment is based on current information, and may change if financial conditions change or if the assumptions we have used to calculate our pension costs and obligations turn out to be inaccurate. If either of these possibilities occur, we could be required to make contributions to the pension plans in excess of our current expectations for future years. In addition, we may be required to make larger contributions to our pension plans than Sara Lee made with respect to these plans in past years. As disclosed previously, any such significant increase in our funding obligations could have a negative impact on our cash flows, liquidity and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Hanesbrands during the third quarter ended September 29, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May Yet
	Total Number of		as Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased	Paid per Share	Programs(1)	Programs(1)

07/01/07 — 08/04/07	—	—	—	9,394,600
08/05/07 — 09/01/07	812,000	28.22	812,000	8,582,600
09/02/07 — 09/29/07	195,594	28.88	195,594	8,387,006

Total	1,007,594	$28.35	1,007,594	8,387,006

(1)	These repurchases were made pursuant to the repurchase program that was approved by our board of directors in January 2007 and announced in February 2007, which authorizes us to purchase up to 10 million shares of our common stock from time to time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the third quarter ended September 29, 2007.

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
E. Lee Wyatt Jr.
Executive Vice President,
Chief Financial Officer

Date: November 5, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).
3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.12	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.13	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.14	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.15	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.16	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.17	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.18	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.19	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.20	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.21	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.)(incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.22	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.23	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.24	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.25	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.26	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.27	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.28	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.29	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.30	Certificate of Formation of Inner Self LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.31	Limited Liability Company Agreement of Inner Self LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.32	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.33	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C.(incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.34	Certificate of Formation of United States Knitting, L.L.C., together with Certificate of Amendment reflecting the change of the entity’s name to National Textiles, L.L.C. and subsequent Certificate of Amendment (incorporated by reference from Exhibit 3.34 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.35	Fourth Amended and Restated Limited Liability Company Agreement of National Textiles, L.L.C.(incorporated by reference from Exhibit 3.35 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on May 7, 2007).
3.36	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.37	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC(incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.38	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.39	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.40	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.41	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.42	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.43	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.44	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.45	Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
18.1	Letter regarding change in accounting principles
31.1	Certification of Richard A. Noll, Chief Executive Officer.
31.2	Certification of E. Lee Wyatt Jr., Chief Financial Officer.
32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2	Section 1350 Certification of E. Lee Wyatt Jr., Chief Financial Officer.

E-4