Form 10-K
period 2007-12-29
Hanesbrands Inc.
filed 2008-02-19
CIK 1359841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32891

Hanesbrands Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-3552316
(State of incorporation)	(I.R.S. employer identification no.)
1000 East Hanes Mill Road Winston-Salem, North Carolina (Address of principal executive office)	27105 (Zip code)

(336) 519-4400
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share and related
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,181,556,448 (based on the closing price of the common stock of $27.03 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of February 1, 2008, there were 95,232,478 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2008 annual meeting of stockholders.

Trademarks, Trade Names and Service Marks

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Annual Report on Form 10-K include the Hanes, Champion, Playtex, Bali, Just My Size, barely there, Wonderbra, C9 by Champion, L’eggs, Outer Banks, Duofold and Stedman marks, which may be registered in the United States and other jurisdictions. We do not own any trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	our ability to migrate our production and manufacturing operations to lower-cost locations around the world;

•	risks associated with our foreign operations or foreign supply sources, such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	the impact of economic and business conditions and industry trends in the countries in which we operate our supply chain;

•	the highly competitive and evolving nature of the industry in which we compete;

•	our ability to effectively manage our inventory and reduce inventory reserves;

•	our ability to keep pace with changing consumer preferences;

•	loss of or reduction in sales to any of our top customers, especially Wal-Mart;

•	financial difficulties experienced by any of our top customers;

•	failure by us to protect against dramatic changes in the volatile market price of cotton, the primary material used in the manufacture of our products;

•	the impact of increases in prices of other materials used in our products, such as dyes and chemicals, and increases in other costs, such as fuel, energy and utility costs;

•	costs and adverse publicity arising from violations of labor or environmental laws by us or any of our third-party manufacturers;

•	our ability to attract and retain key personnel;

•	our debt and debt service requirements that restrict our operating and financial flexibility, and impose interest and financing costs;

•	the risk of inflation or deflation;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	retailer consolidation and other changes in the apparel essentials industry;

•	future financial performance, including availability, terms and deployment of capital;

•	new litigation or developments in existing litigation;

•	our ability to comply with environmental and occupational health and safety laws and regulations;

•	general economic conditions; and

•	possible terrorists attacks and ongoing military action in the Middle East and other parts of the world.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Annual Report on Form 10-K for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the SEC. You can inspect, read and copy these reports, proxy statements and other information at the public reference facilities the SEC maintains at 100 F Street, N.E., Washington, D.C. 20549.

We make available free of charge at www.hanesbrands.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. You can also obtain copies of these materials at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically with it. By referring to our website, www.hanesbrands.com, we do not incorporate our website or its contents into this Annual Report on Form 10-K.

PART I

Item 1.	Business

General

We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Playtex, Bali, Just My Size, barely there and Wonderbra. We design, manufacture, source and sell a broad range of apparel essentials such as t-shirts, bras, panties, men’s underwear, kids’ underwear, socks, hosiery, casualwear and activewear.

Our products are sold through multiple distribution channels. During the year ended December 29, 2007, approximately 46% of our net sales were to mass merchants, 19% were to national chains and department stores, 8% were direct to consumers, 9% were in our International segment and 18% were to other retail channels such as embellishers, specialty retailers, warehouse clubs and sporting goods stores. In addition to designing and marketing apparel essentials, we have a long history of operating a global supply chain that incorporates a mix of self-manufacturing, third-party contractors and third-party sourcing.

The apparel essentials segment of the apparel industry is characterized by frequently replenished items, such as t-shirts, bras, panties, men’s underwear, kids’ underwear, socks and hosiery. Growth and sales in the apparel essentials industry are not primarily driven by fashion, in contrast to other areas of the broader apparel industry. Rather, we focus on the core attributes of comfort, fit and value, while remaining current with regard to consumer trends. The majority of our core styles continue from year to year, with variations only in color, fabric or design details. We continue to invest in our largest and strongest brands to achieve our long-term growth goals.

Our operations are managed and reported in five operating segments: Innerwear, Outerwear, Hosiery, International and Other. The following table summarizes our operating segments by category:

Segment	Primary Products	Primary Brands

Innerwear	Intimate apparel, such as bras, panties and bodywear	Hanes, Playtex, Bali, barely there, Just My Size, Wonderbra, Duofold
	Men’s underwear and kids’ underwear	Hanes, Champion, Polo Ralph Lauren*
	Socks	Hanes, Champion
Outerwear	Activewear, such as performance t-shirts and shorts	Hanes, Champion, Just My Size
	Casualwear, such as t-shirts, fleece and sport shirts	Hanes, Just My Size, Outer Banks, Hanes Beefy-T
Hosiery	Hosiery	L’eggs, Hanes, Just My Size, Donna Karan,* DKNY*
International	Activewear, men’s underwear, kids’ underwear, intimate apparel, socks, hosiery and casualwear	Hanes, Wonderbra,** Playtex,** Champion, Rinbros, Bali, Stedman
Other	Nonfinished products, including fabric and certain other materials	Not applicable

*	Brand used under a license agreement.

**	As a result of the February 2006 sale of the European branded apparel business of Sara Lee Corporation, or “Sara Lee,” we are not permitted to sell this brand in the member states of the European Union, or the “EU,” several other European countries and South Africa.

Our brands have a strong heritage in the apparel essentials industry. According to The NPD Group/Consumer Tracking Service, or “NPD,” our brands hold either the number one or number two U.S. market position by sales in most product categories in which we compete, on a rolling year-end basis as of December 31, 2007. According to a 2007 survey of consumer brand awareness by Women’s Wear Daily, Hanes is the most recognized apparel and accessory brand among women in the United States. According to

Millward Brown Market Research, Hanes is found in over 85% of the United States households that have purchased men’s or women’s casual clothing or underwear in the 12-month period ended December 31, 2007.

According to NPD, we are the largest seller of apparel essentials in the United States as measured by sales on a rolling year-end basis as of December 31, 2007. We sell our products primarily through large, high-volume retailers, including mass merchants, department stores and national chains. We have met the demands of our customers by developing vertically integrated operations and an extensive network of owned facilities and third-party manufacturers over a broad geographic footprint. We have strong, long-term relationships with our top customers, including relationships of more than ten years with each of our top ten customers. The size and operational scale of the high-volume retailers with which we do business require extensive category and product knowledge and specialized services regarding the quantity, quality and planning of orders. We align significant parts of our organization with corresponding parts of our customers, organizing into teams that sell to and service our customers across a range of functional areas, such as demand planning, replenishment and logistics. We also have customer-specific programs such as the C9 by Champion products marketed and sold through Target stores.

Our ability to react to changing customer needs and industry trends will continue to be key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We intend to leverage our insights into consumer demand in the apparel essentials industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. Examples of our recent innovations include:

•	Hanes All-Over Comfort Bra, which features stay-put straps that don’t slip, cushioned wires that don’t poke and a tag-free back (2006).

•	Hanes Comfort Soft T-shirt (2007).

•	Bali Passion for Comfort bra, designed to be the ultimate comfort bra, features a silky smooth lining for a luxurious feel against the body (2007).

•	Bali Concealers bras, the first and only bra with revolutionary concealing petals for complete modesty (2008).

•	Hanes no ride up panties (2008).

We were spun off from Sara Lee on September 5, 2006. In connection with the spin off, Sara Lee contributed its branded apparel Americas and Asia business to us and distributed all of the outstanding shares of our common stock to its stockholders on a pro rata basis. As a result of the spin off, Sara Lee ceased to own any equity interest in our company. In this Annual Report on Form 10-K, we describe the businesses contributed to us by Sara Lee in the spin off as if the contributed businesses were our business for all historical periods described. References in this Annual Report on Form 10-K to our assets, liabilities, products, businesses or activities of our business for periods including or prior to the spin off are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the contributed businesses as the businesses were conducted as part of Sara Lee and its subsidiaries prior to the spin off. Our fiscal year ends on the Saturday closest to December 31 and previously ended on the Saturday closest to June 30. We refer to the fiscal year ended December 29, 2007 as the year ended December 29, 2007. A reference to a year ended on another date is to the fiscal year ended on that date.

We expect to continue the restructuring efforts that we have undertaken since the spin off from Sara Lee. For example, during the year ended December 29, 2007, in furtherance of our efforts to execute our consolidation and globalization strategy, we approved actions to close 17 manufacturing facilities and three distribution centers. The implementation of these efforts, which are designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs and savings. As further plans are developed and approved by management and in some cases our board of directors, we expect to recognize additional restructuring costs to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. As a result of these efforts, we expect to incur approximately $250 million in restructuring and related charges over the three year period following the spin off from Sara Lee, approximately half of which is expected to be noncash. As of December 29, 2007, we have recognized approximately $116 million in restructuring and related charges related to these efforts.

Our Industry

The overall U.S. apparel market and the core categories critical to our future success will continue to be influenced by a number of broad-based trends:

•	the U.S. population is predicted to increase at a rate of less than 1% annually, with the rate of increase declining through 2050, with a continued aging of the population and a shift in the ethnic mix;

•	changing attitudes about fashion, the need for versatility, and continuing preferences for more casual apparel are expected to support the strength of basic or classic styles of “relaxed apparel;”

•	the impact of a continued deflationary environment in our business and the apparel essentials industry;

•	continued increases in body size across all age groups and genders, and especially among children, will drive demand for plus-sized apparel; and

•	intense competition in the retail industry, the shifting of formats among major retailers, convenience and value will continue to be key drivers.

In addition, we anticipate growth in the apparel essentials industry will be driven in part by product improvements and innovations. Improvements in product features, such as stretch in t-shirts or tagless garment labels, or in increased variety through new sizes or styles, are expected to enhance consumer appeal and category demand. Often the innovations and improvements in our industry are not trend-driven, but are designed to react to identifiable consumer needs and demands. As a consequence, the apparel essentials market is characterized by lower fashion risks compared to other apparel categories.

Our Brands

Our portfolio of leading brands is designed to address the needs and wants of various consumer segments across a broad range of apparel essentials products. Each of our brands has a particular consumer positioning that distinguishes it from its competitors and guides its advertising and product development. We discuss some of our most important brands in more detail below.

Hanes is the largest and most widely recognized brand in our portfolio. According to a 2007 survey of consumer brand awareness by Women’s Wear Daily, Hanes is the most recognized apparel and accessory brand among women in the United States. The Hanes brand covers all of our product categories, including men’s underwear, kids’ underwear, bras, panties, socks, t-shirts, fleece and sheer hosiery. Hanes stands for outstanding comfort, style and value. According to Millward Brown Market Research, Hanes is found in over 85% of the United States households that have purchased men’s or women’s casual clothing or underwear in the 12-month period ended December 31, 2007.

Champion is our second-largest brand.  Specializing in athletic and other performance apparel, the Champion brand is designed for everyday athletes. We believe that Champion’s combination of comfort, fit and style provides athletes with mobility, durability and up-to-date styles, all product qualities that are important in the sale of athletic products. We also distribute products under the C9 by Champion brand exclusively through Target stores.

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

Our Segments

Our operations are managed in five operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Hosiery, International and Other. These segments are organized principally by product category and geographic location. For more information about our segments, see Note 20 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Innerwear

The Innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, Just My Size, barely there and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes and Champion brand names. We also produce underwear products under a licensing agreement with Polo Ralph Lauren. Our net sales for the year ended December 29, 2007 from our Innerwear segment were $2.6 billion, representing approximately 57% of total segment net sales.

Outerwear

We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products primarily to wholesalers, who then resell to screen printers and embellishers through brands such as Hanes, Champion, and Outer Banks. These products are sold primarily under the Hanes, Hanes Beefy-T and Outer Banks brands. Our net sales for the year ended December 29, 2007 from our Outerwear segment were $1.2 billion, representing approximately 27% of total segment net sales.

Hosiery

We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our Hanes, L’eggs and Just My Size brands. Our net sales for the year ended December 29, 2007 from our Hosiery segment were $266 million, representing approximately 6% of total segment net sales. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry (although the decline has slowed in recent years) and with shifts in consumer preferences.

International

International includes products that span across the Innerwear, Outerwear and Hosiery reportable segments and include products marketed under the Hanes, Champion, Wonderbra, Playtex, Rinbros, Bali and Stedman brands. Our net sales in this segment included sales in Latin America, Asia, Canada and Europe. Japan, Canada and Mexico are our largest international markets, and we also have sales offices in India and China. Our net sales for the year ended December 29, 2007 from our International segment were $422 million, representing approximately 9% of total segment net sales.

Other

Our net sales in this segment are comprised of sales of nonfinished products such as fabric and certain other materials in the United States and Latin America in order to maintain asset utilization at certain manufacturing facilities. Our net sales for the year ended December 29, 2007 from our Other segment were $57 million, representing approximately 1% of total segment net sales.

Design, Research and Product Development

At the core of our design, research and product development capabilities is a team of more than 300 professionals. We have combined our design, research and development teams into an integrated group for all of our product categories. A facility located in Winston-Salem, North Carolina, is the center of our research, technical design and product development efforts. We also employ creative design and product development personnel in our design center in New York City. During the year ended December 29, 2007, the six months ended December 30, 2006 the year ended July 1, 2006 and the year ended July 2, 2005, we spent approximately $45 million, $23 million, $55 million and $51 million, respectively, on design, research and product development.

Customers

In the year ended December 29, 2007, approximately 90% of our net sales were to customers in the United States and approximately 10% were to customers outside the United States. Domestically, almost 85% of our net sales were wholesale sales to retailers, 7% were wholesale sales to third-party embellishers and 8% were direct to consumers. We have well-established relationships with some of the largest apparel retailers in the world. Our largest customers are Wal-Mart Stores, Inc., or “Wal-Mart,” Target Corporation, or “Target” and Kohl’s Corporation, or “Kohl’s,” accounting for 27%, 14% and 6%, respectively, of our total sales in the year ended December 29, 2007. As is common in the apparel essentials industry, we generally do not have purchase agreements that obligate our customers, including Wal-Mart, to purchase our products. However, all of our key customer relationships have been in place for ten years or more. Wal-Mart and Target are our only customers with sales that exceed 10% of any individual segment’s sales. In our Innerwear segment, Wal-Mart accounted for 30% of sales and Target accounted for 11% of sales during the year ended December 29, 2007. In our Outerwear segment, Wal-Mart accounted for 24% of sales and Target accounted for 25% of sales during the year ended December 29, 2007.

Due to their size and operational scale, high-volume retailers such as Wal-Mart require extensive category and product knowledge and specialized services regarding the quantity, quality and timing of product orders. We have organized multifunctional customer management teams, which has allowed us to form strategic long-term relationships with these customers and efficiently focus resources on category, product and service expertise.

Smaller regional customers attracted to our leading brands and quality products also represent an important component of our distribution. Our organizational model provides for an efficient use of resources that delivers a high level of category and channel expertise and services to these customers.

Sales to the mass merchant channel accounted for approximately 46% of our net sales in the year ended December 29, 2007. We sell all of our product categories in this channel primarily under our Hanes, Just My Size, Playtex and C9 by Champion brands. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Wal-Mart. Wal-Mart, which accounted for approximately 27% of our net sales during the year ended December 29, 2007, is our largest mass merchant customer.

Sales to the national chains and department stores channel accounted for approximately 19% of our net sales during the year ended December 29, 2007. These retailers target a higher-income consumer than mass merchants, focus more of their sales on apparel items rather than other consumer goods such as grocery and drug products, and are characterized by large retailers such as Kohl’s, JC Penney Company, Inc. and Sears Holdings Corporation. We sell all of our product categories in this channel. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than national chains or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s and Dillard’s, Inc. We sell products in our intimate apparel, hosiery and underwear categories through these department stores.

Sales to the direct to consumer channel accounted for approximately 8% of our net sales in the year ended December 29, 2007. We sell our branded products directly to consumers through our approximately 216 outlet stores, as well as our catalogs and our web sites operating under the Hanes, OneHanesPlace, Outer Banks, Just My Size and Champion names. Our outlet stores are value-based, offering the consumer a savings of 25% to 40% off suggested retail prices, and sell first-quality, excess, post-season, obsolete and slightly imperfect products. Our catalogs and web sites address the growing direct to consumer channel that operates in today’s 24/7 retail environment, and we have an active database of approximately three million consumers receiving our catalogs and emails. Our web sites have experienced significant growth and we expect this trend to continue as more consumers embrace this retail shopping channel.

Sales in our International segment represented approximately 9% of our net sales during the year ended December 29, 2007, and included sales in Latin America, Asia, Canada and Europe. Japan, Canada and Mexico are our largest international markets, and we also have sales offices in India and China. We operate in several locations in Latin America including Mexico, Puerto Rico, Argentina, Brazil and Central America. From an export business perspective, we use distributors to service customers in the Middle East and Asia, and have a limited presence in Latin America. The brands that are the primary focus of the export business include Hanes underwear and Bali, Playtex, Wonderbra and barely there intimate apparel. As discussed below, we are not permitted to sell Wonderbra and Playtex branded products in the member states of the EU, several other European countries, and South Africa.

Sales in other channels represented approximately 18% of our net sales during the year ended December 29, 2007. We sell t-shirts, golf and sport shirts and fleece sweatshirts to third-party embellishers primarily under our Hanes, Hanes Beefy-T and Outer Banks brands. Sales to third-party embellishers accounted for approximately 7% of our net sales during the year ended December 29, 2007. We also sell a significant range of our underwear, activewear and sock products under the Champion brand to wholesale clubs, such as Costco, and sporting goods stores, such as The Sports Authority, Inc. We sell primarily legwear and underwear products under the Hanes and L’eggs brands to food, drug and variety stores. We sell our branded apparel essentials products to the U.S. military for sale to servicemen and servicewomen.

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

Seasonality and Other Factors

Our operating results are subject to some variability. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. Sales are typically higher in the last two quarters (July to December) of each fiscal year. Socks, hosiery and fleece products generally have higher sales during this period as a result of cooler weather, back-to-school shopping and holidays. Sales levels in a period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Our results of operations are also impacted by fluctuations and volatility in the price of cotton and the timing of actual spending for our media, advertising and promotion expenses. Media, advertising and promotion expenses may vary from period to period during a year depending on the timing of our advertising campaigns for retail selling seasons and product introductions. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. While we do enter into short-term supply agreements and hedges in an attempt to protect our business from the volatility of the market price of cotton, our business can be affected by dramatic movements in cotton prices.

Marketing

Our strategy is to bring consumer-driven innovation to market in a compelling way. Our approach is to build targeted, effective multimedia advertising and marketing campaigns to increase awareness of our key brands. Driving growth platforms across categories is a major element of our strategy as it enables us to meet key consumer needs and leverage advertising dollars. We believe that the strength of our consumer insights, our distinctive brand propositions and our focus on integrated marketing give us a competitive advantage in the fragmented apparel marketplace.

In 2007, we launched a number of new advertising and marketing initiatives:

•	We featured Jennifer Love Hewitt in a new television, print and online advertising campaign that began in March 2007 in support of the launch of the Hanes All-Over Comfort Bra with ComfortSoft straps. The campaign includes new television, print and online ads.

•	We launched our latest “Look Who” advertising campaign featuring Cuba Gooding Jr. and Michael Jordan in July 2007, in support of the new Hanes ComfortSoft Collection for Men, which includes the Hanes ComfortSoft undershirt and ComfortSoft underwear.

•	Also in July 2007, we launched The Hanes ComfortZone Tour, a mobile marketing initiative focused on making men comfortable using a mixture of interactive elements to expose them to the Hanes ComfortSoft undershirts and underwear. The tour featured a team of brand ambassadors using an array of interactive games and giveaways to help men experience ComfortSoft product innovation first hand.

•	In November 2007, we launched the first campaign for our Champion brand since 2003, a national advertising campaign featuring a new tagline, “How You Play.” The campaign which includes print, out-of-home and online components, is designed to capture the everyday moments of fun and sport in a series of cool and hip lifestyle images.

•	In the Spring of 2007, we launched a new “Live Beautifully” campaign for our Bali brand. The print, television and online ad campaign features Bali bras and panties from its Passion for Comfort, Seductive Curve and Cotton Creations lines.

•	We launched an innovative and expressive advertising and marketing campaign called “Girl Talk” in September 2007 in which confident, everyday women talk about their breasts, in support of our Playtex 18 Hour and Playtex Secrets product lines.

In October 2007, we announced a 10-year strategic alliance with The Walt Disney Company. Key features of the alliance include:

•	Hanes will be the presenting sponsor of the Rock ‘n’ Roller Coaster Starring Aerosmith, one of the most popular attractions at Disney-MGM Studios in Florida.

•	Hanes will have a customizable apparel venue in Downtown Disney at Walt Disney World Resort that will enable guests to design and personalize their own custom T-shirts and other items.

•	Champion will have naming rights for the stadium at Disney’s Wide World of Sports Complex, the nation’s premier amateur sports venue. In addition to Champion Stadium, there will be brand placement and promotional opportunities throughout the complex.

•	We will have in-store promotional and brand building opportunities at eight ESPN Zone restaurants and stores located across the country.

•	Hanes and Champion will have category exclusivity for select apparel at Disneyland Resort in Anaheim, Calif., Walt Disney World Resort and Disney’s Wide World of Sports Complex Stadium, both in Florida, and all eight ESPN Zone stores.

•	Our products, including T-shirts and tanks and fleece sweatshirts, sweatpants, hoodies and other family fleece, including infant and toddler items, will be co-labeled, including Disneyland Resort by Hanes, Walt Disney World by Hanes, Disney’s Wide World of Sports Complex by Champion and ESPN Zone by Champion.

Distribution

We distribute our products for the U.S. market primarily from U.S.-based company-owned and company-operated distribution centers. As of December 29, 2007, we distributed products for the U.S. market from 26 distribution centers, 19 of which were company-owned or company-operated. International distribution operations use a combination of third-party logistics providers, as well as owned and operated distribution operations, to distribute goods to our various international markets. We are currently in the process of consolidating several of our distribution centers, and have reduced the number of distribution centers from the 48 that we maintained at the time of the spin off to 41, of which 26 are company-owned or company-operated. In this process, we approved actions to close three distribution centers during the year ended December 29, 2007.

Manufacturing and Sourcing

During the year ended December 29, 2007, approximately 79% of our finished goods sold in the United States were manufactured through a combination of facilities we own and operate and facilities owned and operated by third-party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We sourced the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.

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

Rising fuel, energy and utility costs may have a significant impact on our manufacturing costs. These costs may fluctuate due to a number of factors outside our control, including government policy and regulation and weather conditions.

We continue to consolidate our manufacturing facilities, and currently operate 62 manufacturing facilities, down from 70 at the time of our spin off. In making decisions about the location of manufacturing operations and third-party sources of supply, we consider a number of factors, including local labor costs, quality of production, applicable quotas and duties, and freight costs. Over the past ten years, we have engaged in a substantial asset relocation strategy designed to eliminate or relocate portions of our U.S.-based manufacturing operations to lower-cost locations in Central America, the Caribbean Basin and Asia. For example, during the third quarter of 2007, we acquired the 1,300-employee textile manufacturing operations in San Juan Opico, El Salvador of Industrias Duraflex, S.A. de C.V., at which textiles are knit, dyed, finished and cut. These operations had been a supplier to us since the early 1990s. This acquisition provides a textile base in Central America from which to expand and leverage our large scale as well as supply our sewing network throughout Central America. Also, we announced plans in October 2007 to build a textile production plant in Nanjing, China, which will be the first company-owned textile production facility in Asia. The Nanjing textile facility will enable us to expand and leverage our production scale in Asia as we balance our supply chain across hemispheres. In December 2007, we acquired the 900-employee sheer hosiery facility in Las Lourdes, El Salvador of Inversiones Bonaventure, S.A. de C.V. For the past 12 years, these operations had been a primary contract sewing operation for Hanes and L’eggs hosiery products. The acquisition streamlines a critical part of our overall hosiery supply chain and is part of our strategy to operate larger, company-owned production facilities.

During the year ended December 29, 2007, in furtherance of our efforts to execute our consolidation and globalization strategy, we approved actions to close 17 manufacturing facilities and three distribution centers in the Dominican Republic, Mexico, the United States, Brazil and Canada while moving production to lower-cost operations in Central America and Asia. In addition, we completed previously announced actions during 2007. We also have recognized accelerated depreciation with respect to owned or leased assets associated with 17 manufacturing facilities and five distribution centers which we anticipate closing in the next three to five years as part of our consolidation and globalization strategy. The implementation of these efforts, which are designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs and savings. As further plans are developed and approved by management and in some cases our board of directors, we expect to recognize additional restructuring costs to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. As a result of these efforts, we expect to incur approximately $250 million in restructuring and related charges over the three year period following the spin off from Sara Lee, approximately half of which is expected to be noncash. As of December 29, 2007, we have recognized approximately $116 million in restructuring and related charges related to these efforts. Of these charges, $43 million relates to employee termination and other benefits, $61 million relates to accelerated depreciation of buildings and equipment for facilities that have been or will be closed and $12 million relates to lease termination costs.

Finished Goods That Are Manufactured by Third Parties

In addition to our manufacturing capabilities, we also source finished goods designed by us from third-party manufacturers, also referred to as “turnkey products.” Many of these turnkey products are sourced from international suppliers by our strategic sourcing hubs in Hong Kong and other locations in Asia.

All contracted and sourced manufacturing must meet our high quality standards. Further, all contractors and third-party manufacturers must be preaudited and adhere to our strict supplier and business practices guidelines. These requirements provide strict standards covering hours of work, age of workers, health and safety conditions and conformity with local laws. Each new supplier must be inspected and agree to comprehensive compliance terms prior to performance of any production on our behalf. We audit compliance with these standards and maintain strict compliance performance records. In addition to our audit procedures, we require certain of our suppliers to be Worldwide Responsible Apparel Production, or “WRAP,” certified. WRAP is a recognized apparel certification program that independently monitors and certifies compliance with certain specified manufacturing standards that are intended to ensure that a given factory produces sewn goods under lawful, humane, and ethical conditions. WRAP uses third-party, independent certification firms and requires factory-by-factory certification.

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

Our management monitors new developments and risks relating to duties, tariffs and quotas. Changes in these areas have the potential to harm or, in some cases, benefit our business. In response to the changing import environment resulting from the elimination of quotas, management has chosen to continue its balanced approach to manufacturing and sourcing. We attempt to limit our sourcing exposure through geographic diversification with a mix of company-owned and contracted production, as well as shifts of production among countries and contractors. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.

We also monitor a number of international security risks. We are a member of the Customs-Trade Partnership Against Terrorism, or “C-TPAT,” a partnership between the government and private sector initiated after the events of September 11, 2001 to improve supply chain and border security. C-TPAT partners work with U.S. Customs and Border Protection to protect their supply chains from concealment of terrorist weapons, including weapons of mass destruction. In exchange, U.S. Customs and Border Protection provides reduced inspections at the port of arrival and expedited processing at the border.

Competition

The apparel essentials market is highly competitive and rapidly evolving. Competition generally is based upon price, brand name recognition, product quality, selection, service and purchasing convenience. Our businesses face competition today from other large corporations and foreign manufacturers. These competitors include Berskhire Hathaway Inc. through its subsidiary Fruit of the Loom, Inc., Warnaco Group Inc., Maidenform Brands, Inc. and Gildan Activewear, Inc. in our Innerwear business segment and Gildan Activewear, Inc., Berkshire Hathaway Inc. through its subsidiaries Russell Corporation and Fruit of the Loom, Inc., Nike, Inc., adidas AG through its adidas and Reebok brands and Under Armour Inc. in our Outerwear business segment. We also compete with many small manufacturers across all of our business segments. Additionally, department stores and other retailers, including many of our customers, market and sell apparel essentials products under private labels that compete directly with our brands. We also face intense competition from specialty stores who sell private label apparel not manufactured by us such as Victoria’s Secret, Old Navy and The Gap.

Our competitive strengths include our strong brands with leading market positions, our high-volume, core essentials focus, our significant scale of operations and our strong customer relationships.

•	Strong Brands with Leading Market Positions. According to NPD, our brands hold either the number one or number two U.S. market position by sales in most product categories in which we compete, on a rolling year-end basis as of December 31, 2007. According to NPD, our largest brand, Hanes, is the top-selling apparel brand in the United States by units sold, on a rolling year-end basis as of December 31, 2007.

•	High-Volume, Core Essentials Focus. We sell high-volume, frequently replenished apparel essentials. The majority of our core styles continue from year to year, with variations only in color, fabric or design details, and are frequently replenished by consumers. We believe that our status as a high-volume seller of core apparel essentials creates a more stable and predictable revenue base and reduces our exposure to dramatic fashion shifts often observed in the general apparel industry.

•	Significant Scale of Operations. According to NPD, we are the largest seller of apparel essentials in the United States as measured by sales on a rolling year-end basis as of December 31, 2007. Most of our products are sold to large retailers that have high-volume demands. We believe that we are able to leverage our significant scale of operations to provide us with greater manufacturing efficiencies, purchasing power and product design, marketing and customer management resources than our smaller competitors.

•	Strong Customer Relationships. We sell our products primarily through large, high-volume retailers, including mass merchants, department stores and national chains. We have strong, long-term relationships with our top customers, including relationships of more than ten years with each of our top ten customers. We have aligned significant parts of our organization with corresponding parts of our customers’ organizations. We also have entered into customer-specific programs such as the C9 by Champion products marketed and sold through Target stores.

Intellectual Property

Overview

We market our products under hundreds of trademarks, service marks and trade names in the United States and other countries around the world, the most widely recognized being Hanes, Champion, Playtex, Bali, Just My Size, barely there, Wonderbra, C9 by Champion, L’eggs, Outer Banks and Duofold. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear, and we also hold licenses from various toy and media companies that give us the right to use certain of their proprietary characters, names and trademarks.

Some of our own trademarks are licensed to third parties for noncore product categories, such as Champion for athletic-oriented accessories. In the United States, the Playtex trademark is owned by Playtex Marketing Corporation, of which we own a 50% share and which grants to us a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of apparel in the United States and Canada. The other 50% share of Playtex Marketing Corporation is owned by Playtex Products, Inc., an unrelated third-party, which has a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of non-apparel products in the United States. Outside the United States and Canada, we own the Playtex trademark and perpetually license such trademark to Playtex Products, Inc. for non-apparel products. In addition, as described below, as part of Sara Lee’s sale in February 2006 of its European branded apparel business, an affiliate of Sun Capital Partners, Inc., or “Sun Capital,” has an exclusive, perpetual, royalty-free license to manufacture, sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the EU, as well as several other European nations and South Africa. We also own a number of copyrights. Our trademarks and copyrights are important to our marketing efforts and have substantial value. We aggressively protect these trademarks and copyrights from infringement and dilution through appropriate measures, including court actions and administrative proceedings.

Although the laws vary by jurisdiction, trademarks generally remain valid as long as they are in use and/or their registrations are properly maintained. Most of the trademarks in our portfolio, including our core brands, are covered by trademark registrations in the countries of the world in which we do business, with registration periods ranging between seven and 20 years depending on the country. Trademark registrations can be renewed indefinitely as long as the trademarks are in use. We have an active program designed to ensure that our trademarks are registered, renewed, protected and maintained. We plan to continue to use all of our core trademarks and plan to renew the registrations for such trademarks for as long as we continue to use them. Most of our copyrights are unregistered, although we have a sizable portfolio of copyrighted lace designs that are the subject of a number of registrations at the U.S. Copyright Office.

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

Shared Trademark Relationship with Sun Capital

In February 2006, Sara Lee sold its European branded apparel business to an affiliate of Sun Capital. In connection with the sale, Sun Capital received an exclusive, perpetual, royalty-free license to manufacture, sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the EU, as well as Belarus, Bosnia-Herzegovina, Bulgaria, Croatia, Macedonia, Moldova, Morocco, Norway, Romania, Russia, Serbia-Montenegro, South Africa, Switzerland, Ukraine, Andorra, Albania, Channel Islands, Lichtenstein, Monaco, Gibraltar, Guadeloupe, Martinique, Reunion and French Guyana, which we refer to as the “Covered Nations.” We are not permitted to sell Wonderbra and Playtex branded products in the Covered Nations, and Sun Capital is not permitted to sell Wonderbra and Playtex branded products outside of the Covered Nations without our consent. In connection with the sale, we also have received an exclusive, perpetual royalty-free license to sell DIM and UNNO branded products in Panama, Honduras, El Salvador, Costa Rica, Nicaragua, Belize, Guatemala, Mexico, Puerto Rico, the United States, Canada and, for DIM products, Japan. We are not permitted to sell DIM or UNNO branded apparel products outside of these countries and Sun Capital is not permitted to sell DIM or UNNO branded apparel products inside these countries. In addition, the rights to certain European-originated brands previously part of Sara Lee’s branded apparel portfolio were transferred to Sun Capital and are not included in our brand portfolio.

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

Government Regulation

We are subject to U.S. federal, state and local laws and regulations that could affect our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. Our international businesses are subject to similar laws and regulations in the countries in which they operate. Our operations also are subject to various international trade agreements and regulations. See “— Trade Regulation.” While we believe that we are in compliance in all material respects with all applicable governmental regulations, current governmental regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.

Employees

As of December 29, 2007, we had approximately 47,600 employees, approximately 11,500 of whom were located in the United States. Of the 11,500 employees located in the United States, approximately 2,200 were full or part-time employees in our stores within our direct to consumer channel. As of December 29, 2007, in the United States, approximately 30 employees were covered by collective bargaining agreements. A portion of our international employees were also covered by collective bargaining agreements. We believe our relationships with our employees are good.

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

Risks Related to Our Business

We are in the process of relocating a significant portion of our manufacturing operations and this process involves significant costs and the risk of operational interruption.

In furtherance of our efforts to execute our consolidation and globalization strategy, we are relocating portions of our manufacturing operations to lower-cost locations such as Central America, the Caribbean Basin and Asia. The process of relocating significant portions of our manufacturing and production operations has resulted in and will continue to result in significant costs and savings. As further plans are developed and approved by management and in some cases our board of directors, we expect to recognize additional restructuring costs to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. As a result of these efforts, we expect to incur approximately $250 million in restructuring and related charges over the three year period following the spin off from Sara Lee, approximately half of which is expected to be noncash. This process also may result in operational interruptions, which may have an adverse effect on our business, results of operations, financial condition and cash flows.

Our supply chain relies on an extensive network of foreign operations and any disruption to or adverse impact on such operations may adversely affect our business, results of operations, financial condition and cash flows.

We have an extensive global supply chain in which a significant portion of our products are manufactured in or sourced from locations in Central America, the Caribbean Basin, Mexico and Asia. Potential events that may disrupt our foreign operations include:

•	political instability and acts of war or terrorism or other international events resulting in the disruption of trade;

•	other security risks;

•	disruptions in shipping and freight forwarding services;

•	increases in oil prices, which would increase the cost of shipping;

•	interruptions in the availability of basic services and infrastructure, including power shortages;

•	fluctuations in foreign currency exchange rates resulting in uncertainty as to future asset and liability values, cost of goods and results of operations that are denominated in foreign currencies;

•	extraordinary weather conditions or natural disasters, such as hurricanes, earthquakes or tsunamis; and

•	the occurrence of an epidemic, the spread of which may impact our ability to obtain products on a timely basis.

Disruptions in our foreign supply chain could negatively impact our business by interrupting production in offshore facilities, increasing our cost of sales, disrupting merchandise deliveries, delaying receipt of the products into the United States or preventing us from sourcing our products at all. Depending on timing, these events could also result in lost sales, cancellation charges or excessive markdowns. All of the foregoing can have an adverse affect on our business, results of operations, financial condition and cash flows.

The integration of our information technology systems is complex, and delays or problems with this integration may cause serious disruption or harm to our business.

As we continue to consolidate our operations, we are in the process of integrating currently unrelated information technology systems across our company, which has resulted in operational inefficiencies and in some cases increased our costs. This process involves the replacement of eight independent systems environments running on different technology platforms so that our business functions are served by fewer platforms. We are subject to the risk that we will not be able to absorb the level of systems change, commit the necessary resources or focus the management attention necessary for the implementation to succeed. Many key strategic initiatives of major business functions, such as our supply chain and our finance operations, depend on advanced capabilities enabled by the new systems and if we fail to properly execute or if we miss critical deadlines in the implementation of this initiative, we could experience serious disruption and harm to our business.

We operate in a highly competitive and rapidly evolving market, and our market share and results of operations could be adversely affected if we fail to compete effectively in the future.

The apparel essentials market is highly competitive and evolving rapidly. Competition is generally based upon price, brand name recognition, product quality, selection, service and purchasing convenience. Our businesses face competition today from other large corporations and foreign manufacturers. These competitors include Berskhire Hathaway Inc. through its subsidiary Fruit of the Loom, Inc., Warnaco Group Inc., Maidenform Brands, Inc. and Gildan Activewear, Inc. in our Innerwear business segment and Gildan Activewear, Inc., Berkshire Hathaway Inc. through its subsidiaries Russell Corporation and Fruit of the Loom, Inc., Nike, Inc., adidas AG through its adidas and Reebok brands and Under Armour Inc. in our Outerwear business segment. We also compete with many small companies across all of our business segments. Additionally, department stores and other retailers, including many of our customers, market and sell apparel essentials products under private labels that compete directly with our brands. These customers may buy goods that are manufactured by others, which represents a lost business opportunity for us, or they may sell private label products manufactured by us, which have significantly lower gross margins than our branded products. We also face intense competition from specialty stores that sell private label apparel not manufactured by us, such as Victoria’s Secret, Old Navy and The Gap. Increased competition may result in a loss of or a reduction in shelf space and promotional support and reduced prices, in each case decreasing our cash flows, operating margins and profitability. Our ability to remain competitive in the areas of price, quality, brand recognition, research and product development, manufacturing and distribution will, in large part, determine our future success. If we fail to compete successfully, our market share, results of operations and financial condition will be materially and adversely affected.

If we fail to manage our inventory effectively, we may be required to establish additional inventory reserves or we may not carry enough inventory to meet customer demands, causing us to suffer lower margins or losses.

We are faced with the constant challenge of balancing our inventory with our ability to meet marketplace needs. Inventory reserves can result from the complexity of our supply chain, a long manufacturing process and the seasonal nature of certain products. As a result, we are subject to high levels of obsolescence and excess stock. Based on discussions with our customers and internally generated projections, we produce, purchase and/or store raw material and finished goods inventory to meet our expected demand for delivery. However, we sell a large number of our products to a small number of customers, and these customers generally are not required by contract to purchase our goods. If, after producing and storing inventory in anticipation of deliveries, demand is lower than expected, we may have to hold inventory for extended periods or sell excess inventory at reduced prices, in some cases below our cost. There are inherent uncertainties related to the recoverability of inventory, and it is possible that market factors and other conditions underlying the valuation of inventory may change in the future and result in further reserve requirements. Excess inventory charges can reduce gross margins or result in operating losses, lowered plant and equipment utilization and lowered fixed operating cost absorption, all of which could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Conversely, we also are exposed to lost business opportunities if we underestimate market demand and produce too little inventory for any particular period. Because sales of our products are generally not made under contract, if we do not carry enough inventory to satisfy our customers’ demands for our products within an acceptable time frame, they may seek to fulfill their demands from one or several of our competitors and may reduce the amount of business they do with us. Any such action could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We rely on a relatively small number of customers for a significant portion of our sales, and the loss of or material reduction in sales to any of our top customers would have a material adverse effect on our business, results of operations, financial condition and cash flows.

During the year ended December 29, 2007, our top ten customers accounted for 62% of our net sales and our top customer, Wal-Mart, accounted for 27% of our net sales. We expect that these customers will continue to represent a significant portion of our net sales in the future. In addition, our top customers are the largest market participants in our primary distribution channels across all of our product lines. Any loss of or material reduction in sales to any of our top ten customers, especially Wal-Mart, would be difficult to recapture, and would have a material adverse effect on our business, results of operations, financial condition and cash flows.

We generally do not sell our products under contracts, and, as a result, our customers are generally not contractually obligated to purchase our products, which causes some uncertainty as to future sales and inventory levels.

We generally do not enter into purchase agreements that obligate our customers to purchase our products, and as a result, most of our sales are made on a purchase order basis. For example, we have no agreements with Wal-Mart that obligate Wal-Mart to purchase our products. If any of our customers experiences a significant downturn in its business, or fails to remain committed to our products or brands, the customer is generally under no contractual obligation to purchase our products and, consequently, may reduce or discontinue purchases from us. In the past, such actions have resulted in a decrease in sales and an increase in our inventory and have had an adverse effect on our business, results of operations, financial condition and cash flows. If such actions occur again in the future, our business, results of operations and financial condition will likely be similarly affected.

Continued growth of our existing customers could result in increased pricing pressure, reduced floor space for our products and other changes that could be harmful to our business.

The retailers to which we sell our products have grown larger, partly due to retailer consolidation, and, as such, now are able to exercise greater negotiating power when purchasing our products. Additionally, as our customers grow larger, they increasingly may require us to provide them with some of our products on an exclusive basis, which could cause an increase in the number of stock keeping units, or “SKUs,” we must carry and, consequently, increase our inventory levels and working capital requirements. Moreover, as our customers grow larger they may increasingly seek markdown allowances, incentives and other forms of economic support which reduce our gross margins and affect our profitability. Our financial performance is negatively affected by these pricing pressures when we are forced to reduce our prices without being able to correspondingly reduce our production costs.

Our customers generally purchase our products on credit, and as a result, our results of operations, financial condition and cash flows may be adversely affected if our customers experience financial difficulties.

During the past several years, various retailers, including some of our largest customers, have experienced significant difficulties, including restructurings, bankruptcies and liquidations. This could adversely affect us because our customers generally pay us after goods are delivered. Adverse changes in our customers’ financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s future purchases or limit our ability to collect accounts receivable relating to previous purchases by that customer, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

International trade regulations may increase our costs or limit the amount of products that we can import from suppliers in a particular country, which could have an adverse effect on our business.

Because a significant amount of our manufacturing and production operations are in or our products are sourced from, overseas locations, we are subject to international trade regulations. The international trade regulations to which we are subject or may become subject include tariffs, safeguards or quotas. These regulations could limit the countries from which we produce or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by international trade regulations can have a particular impact on our business when, after we have moved our operations to a particular location, new unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed. The countries in which our products are manufactured or into which they are imported may from time to time impose additional new regulations, or modify existing regulations, including:

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

Adverse international trade regulations, including those listed above, would have a material adverse effect on our business, results of operations, financial condition and cash flows.

Significant fluctuations and volatility in the price of cotton and other raw materials we purchase may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Cotton is the primary raw material used in the manufacture of many of our products. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating and often volatile cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. In addition, fluctuations in crude oil or petroleum prices may also influence the prices of related items used in our business, such as chemicals, dyestuffs, polyester yarn and foam. Rising fuel, energy and utility costs may have a significant impact on our manufacturing costs. These costs may fluctuate due to a number of factors outside our control, including government policy and regulation and weather conditions.

We are not always successful in our efforts to protect our business from the volatility of the market price of cotton through short-term supply agreements and hedges, and our business can be adversely affected by dramatic movements in cotton prices. For example, we estimate that, excluding the impact of futures contracts, a change of $0.01 per pound in cotton prices would affect our annual raw material costs by $3.3 million, at current levels of production. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton would have a material adverse effect on our business, results of operations, financial condition and cash flows.

The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies and materially harm our business.

We purchase all of the raw materials used in our products and 21% of the apparel designed by us from a limited number of third-party suppliers and manufacturers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third-party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third-party suppliers or manufacturers experience production problems, lack of capacity or transportation disruptions. The magnitude of this risk depends upon the timing of the changes, the materials or products that the third-party manufacturers provide and the volume of production.

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

We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our products, pay a portion of our wages and make other payments in our supply chain in foreign currencies. As a result, if the U.S. dollar were to weaken against any of these currencies, our cost of sales could increase substantially. Outside the United States, we may pay for materials or finished products in U.S. dollars, and in some cases a strengthening of the U.S. dollar could effectively increase our costs where we use foreign currency to purchase the U.S. dollars we need to make such payments. We use foreign exchange forward and option contracts to hedge material exposure to adverse changes in foreign exchange rates. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our Consolidated Financial Statements due to the translation of operating results and financial position of our foreign subsidiaries. In addition, currency fluctuations can impact the price of cotton, the primary raw material we use in our business.

We had approximately 47,600 employees worldwide as of December 29, 2007, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.

We had approximately 47,600 employees worldwide as of December 29, 2007. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. Approximately 36,100 of those employees were outside of the United States. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.

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

We cannot fully control the business and labor practices of our third-party manufacturers, the majority of whom are located in Central America, the Caribbean Basin and Asia. If one of our own manufacturing operations or one of our third-party manufacturers violates or is accused of violating local or international labor laws or other applicable regulations, or engages in labor or other practices that would be viewed in any market in which our products are sold as unethical, we could suffer negative publicity, which could tarnish our brands’ image or result in a loss of sales. In addition, if such negative publicity affected one of our customers, it could result in a loss of business for us.

The success of our business is tied to the strength and reputation of our brands, including brands that we license to other parties. If other parties take actions that weaken, harm the reputation of or cause confusion with our brands, our business, and consequently our sales, results of operations and cash flows, may be adversely affected.

We license some of our important trademarks to third parties. For example, we license Champion to third parties for athletic-oriented accessories. Although we make concerted efforts to protect our brands through quality control mechanisms and contractual obligations imposed on our licensees, there is a risk that some licensees may not be in full compliance with those mechanisms and obligations. In that event, or if a licensee engages in behavior with respect to the licensed marks that would cause us reputational harm, we could experience a significant downturn in that brand’s business, adversely affecting our sales and results of operations. Similarly, any misuse of the Wonderbra or Playtex brands by Sun Capital could result in negative publicity and a loss of sales for our products under these brands, any of which may have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

In February 2006, Sara Lee sold its European branded apparel business to Sun Capital. In connection with the sale, Sun Capital received an exclusive, perpetual, royalty-free license to manufacture, sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the EU, as well as Russia, South Africa, Switzerland and certain other nations in Europe. Due to the exclusive license, we are not permitted to sell Wonderbra and Playtex branded products in these nations and Sun Capital is not permitted to sell Wonderbra and Playtex branded products outside of these nations. Consequently, we will not be able to take advantage of business opportunities that may arise relating to the sale of Wonderbra and Playtex products in these nations. For more information on these sales restrictions see “Business — Intellectual Property.”

Our indebtedness subjects us to various restrictions and could decrease our profitability and otherwise adversely affect our business.

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” our indebtedness includes the $2.1 billion senior secured credit facility that we entered into on September 5, 2006 (the “Senior Secured Credit Facility”), the $450 million senior secured second lien credit facility that we entered into on September 5, 2006 (the “Second Lien Credit Facility” and, together with the Senior Secured Credit Facility, the “Credit Facilities”), our $500 million Floating Rate Senior Notes due 2014 (the “Floating Rate Senior Notes”) and the $250 million accounts receivable securitization facility that we entered into on November 27, 2007 (the “Receivables Facility”). The Senior Secured Credit Facility, Second Lien Credit Facility and the indenture governing the Floating Rate Senior Notes contain restrictions that affect, and in some cases significantly limit or prohibit, among other things, our ability to borrow funds, pay dividends or make other distributions, make investments, engage in transactions with affiliates, or create liens on our assets. In addition, the Credit Facilities and the Receivables Facility require us to maintain financial ratios. If we fail to comply with the covenant restrictions contained in these agreements, that failure could result in a default that accelerates the maturity of the indebtedness under such facilities.

Our leverage also could put us at a competitive disadvantage compared to our competitors that are less leveraged. These competitors could have greater financial flexibility to pursue strategic acquisitions, secure additional financing for their operations by incurring additional debt, expend capital to expand their manufacturing and production operations to lower-cost areas and apply pricing pressure on us. In addition, because many of our customers rely on us to fulfill a substantial portion of their apparel essentials demand, any concern these customers may have regarding our financial condition may cause them to reduce the amount of products they purchase from us. Our leverage could also impede our ability to withstand downturns in our industry or the economy in general.

Our indebtedness restricts our ability to obtain additional capital in the future.

If we need to incur additional debt or issue equity in order to fund working capital and capital expenditures or to make acquisitions and other investments, debt or equity financing may not be available to us on acceptable terms or at all. If we are not able to obtain sufficient financing, we may be unable to maintain or expand our business. If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of our common stock in the event of a liquidation, and the terms of the debt securities may impose restrictions on our operations. If we raise funds through the issuance of equity, the issuance would dilute the ownership interest of our stockholders.

The restrictions contained in the Credit Facilities and in the indenture governing the Floating Rate Senior Notes restrict our ability to obtain additional capital in the future to fund capital expenditures or acquisitions, meet our debt payment obligations and capital commitments, fund any operating losses or future development of our business affiliates, obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize our assets, or conduct other necessary or prudent corporate activities.

If we fail to meet our payment or other obligations, the lenders could foreclose on, and acquire control of, substantially all of our assets.

In connection with our incurrence of indebtedness under the Credit Facilities, the lenders under those facilities have received a pledge of substantially all of our existing and future direct and indirect subsidiaries, with certain customary or agreed-upon exceptions for foreign subsidiaries and certain other subsidiaries. Additionally, these lenders generally have a lien on substantially all of our assets and the assets of our subsidiaries, with certain exceptions. The financial institutions that are party to the Receivables Facility have a lien on certain of our domestic accounts receivables. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the Senior Secured Credit Facility, the Second Lien Credit Facility or the Receivables Facility, the lenders under those facilities will be entitled to foreclose on substantially all of our assets and, at their option, liquidate these assets.

To service our debt obligations, we may need to increase the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could increase our income tax expense.

We pay U.S. federal income taxes on that portion of the income of our foreign subsidiaries that is expected to be remitted to the United States and be taxable. The amount of the income of our foreign subsidiaries we remit to the United States may significantly impact our U.S. federal income tax rate. In order to service our debt obligations, we may need to increase the portion of the income of our foreign subsidiaries that we expect to remit to the United States, which may significantly increase our income tax expense. Consequently, our tax rate has been, and we believe in future periods is likely to continue to be, higher, on average, than our historical income tax rates in periods prior to our spin off from Sara Lee.

Risks Related to Our Status as a Newly Independent Company

We have a limited operating history as an independent company upon which our performance can be evaluated and, accordingly, our prospects must be considered in light of the risks that any newly independent company encounters.

Prior to the consummation of the spin off, we operated as part of Sara Lee. Accordingly, we have limited experience operating as an independent company and performing various corporate functions, including human resources, tax administration, legal (including compliance with the Sarbanes-Oxley Act of 2002 and with the periodic reporting obligations of the Securities Exchange Act of 1934, or the “Exchange Act”), treasury administration, investor relations, internal audit, insurance, information technology and telecommunications services, as well as the accounting for many items such as equity compensation, income taxes, derivatives, intangible assets and pensions. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, particularly companies such as ours in highly competitive markets with complex supply chain operations.

Our historical financial information is not necessarily indicative of our results as a separate company and therefore may not be reliable as an indicator of our future financial results.

Our historical financial statements for periods prior to the spin off were created from Sara Lee’s financial statements using our historical results of operations and historical bases of assets and liabilities as part of Sara Lee. Accordingly, historical financial information for periods prior to the spin off is not necessarily indicative of what our financial position, results of operations and cash flows would have been if we had been a separate, stand-alone entity during those periods.

Our historical financial information for periods prior to the spin off is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future and, for periods prior to the spin off, does not reflect many significant changes in our capital structure, funding and operations resulting from the spin off. While our results of operations for periods prior to the spin off include all costs of Sara Lee’s branded apparel business, these costs and expenses do not include all of the costs that would have been or will be incurred by us as an independent company. In addition, we have not made adjustments to our historical financial information to reflect changes, many of which are significant, that occurred in our cost structure, financing and operations as a result of the spin off, including the substantial debt we incurred and pension liabilities we assumed in connection with the spin off. These changes include potentially increased costs associated with reduced economies of scale and purchasing power.

Our effective income tax rate as reflected in our historical financial information for periods prior to the spin off has not been and may not be indicative of our future effective income tax rate. Among other things, the rate may be materially impacted by:

•	changes in the mix of our earnings from the various jurisdictions in which we operate;

•	the tax characteristics of our earnings;

•	the timing and amount of earnings of foreign subsidiaries that we repatriate to the United States, which may increase our tax expense and taxes paid; and

•	the timing and results of any reviews of our income tax filing positions in the jurisdictions in which we transact business.

If the IRS determines that our spin off from Sara Lee does not qualify as a “tax-free” distribution or a “tax-free” reorganization, we may be subject to substantial liability.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Executive Officers of the Registrant

The chart below lists our executive officers and is followed by biographic information about them. No family relationship exists between any of our directors or executive officers.

Name	Age	Positions

Richard A. Noll	50	Chief Executive Officer and Director
William J. Nictakis	47	President, Chief Commercial Officer
E. Lee Wyatt Jr.	55	Executive Vice President, Chief Financial Officer
Gerald W. Evans Jr.	48	Executive Vice President, Chief Supply Chain Officer
Kevin D. Hall	49	Executive Vice President, Chief Marketing Officer
Joia M. Johnson	47	Executive Vice President, General Counsel and Corporate Secretary
Joan P. McReynolds	57	Executive Vice President, Chief Customer Officer
Kevin W. Oliver	50	Executive Vice President, Human Resources
W. Howard Upchurch, Jr.	43	Executive Vice President, General Manager of Domestic Innerwear

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

William J. Nictakis has served as our President, Chief Commercial Officer since November 2007. From June 2003 until November 2007, Mr. Nictakis served as President of the Sara Lee Bakery Group. From May 1999 through June 2003, Mr. Nictakis was Vice President, Sales, of Frito-Lay, Inc., a subsidiary of PepsiCo, Inc. that manufactures, markets, sells and distributes branded snacks.

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

Joia M. Johnson has served as our Executive Vice President, General Counsel and Corporate Secretary since January 2007. From May 2000 until January 2007, Ms. Johnson served as Executive Vice President, General Counsel and Secretary of RARE Hospitality International, Inc., or “RARE Hospitality,” an owner, operator and franchisor of national chain restaurants. From July 1999 until May 2000, she served as Vice President, General Counsel and Secretary of RARE Hospitality, and served as its Vice President and General Counsel from May 1999 until July 1999. From January 1989 until May 1999, Ms. Johnson served as Vice President, General Counsel and Secretary of H.J. Russell & Company, a real estate development, construction and property management firm. For six years during her employment with H.J. Russell & Company, Ms. Johnson served as Corporate Counsel for Concessions International, Inc., an airport food and beverage concessionaire and affiliate of H.J. Russell & Company.

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

W. Howard Upchurch, Jr. has been our Executive Vice President, General Manager of Domestic Innerwear, since January 2008. From July 2006 to January 2008, Mr. Upchurch was our Senior Vice President, General Manager of Domestic Female Innerwear. Mr. Upchurch was President of Sara Lee Intimate Apparel from August 2004 until June 2006. From October 2003 until July 2004, Mr. Upchurch was Chief Customer Officer of Sara Lee Branded Apparel. From July 2002 until September 2003, Mr. Upchurch was President of Sara Lee Hosiery. Mr. Upchurch has served in various positions with Hanesbrands since 1987.

Item 2.	Properties

We own and lease properties supporting our administrative, manufacturing, distribution and direct outlet activities. We own our approximately 470,000 square-foot headquarters located in Winston-Salem, North Carolina, which houses our various sales, marketing and corporate business functions. Research and development as well as certain product-design functions also are located in Winston-Salem, while other design functions are located in New York City.

As of December 29, 2007, we owned and leased properties in 22 countries, including 62 manufacturing facilities and 26 distribution centers, as well as office facilities. The leases for these properties expire between December 30, 2007 and 2016, with the exception of some seasonal warehouses that we lease on a month-by-month basis. For more information about our capital lease obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Contractual Obligations and Commitments.”

As of December 29, 2007, we also operated 216 direct outlet stores in 41 states, most of which are leased under five-year, renewable lease agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.

The following table summarizes our properties by country as of December 29, 2007:

	Owned	Leased
Properties by Country(1)	Square Feet	Square Feet	Total

United States	12,074,449	3,738,192	15,812,641
Non-U.S. facilities:
Mexico	1,039,289	364,651	1,403,940
Dominican Republic	761,762	501,403	1,263,165
Honduras	356,279	809,165	1,165,444
El Salvador	571,395	165,665	737,060
Costa Rica	470,111	11,464	481,575
Canada	289,480	126,777	416,257
Brazil	—	164,548	164,548
Thailand	131,356	4,484	135,840
Belgium	—	101,934	101,934
Argentina	80,938	7,301	88,239
China	—	47,495	47,495
10 other countries	—	70,491	70,491

Total non-U.S. facilities	3,700,610	2,375,378	6,075,988

Totals	15,775,059	6,113,570	21,888,629

(1)	Excludes vacant land.

The following table summarizes the properties primarily used by our segments as of December 29, 2007:

	Owned	Leased
Properties by Segment(1)	Square Feet	Square Feet	Total

Innerwear	5,977,410	2,659,027	8,636,437
Outerwear	6,417,211	661,974	7,079,185
Hosiery	1,143,897	149,934	1,293,831
International	507,845	858,216	1,366,061
Other(2)	—	—	—

Totals	14,046,363	4,329,151	18,375,514

(1)	Excludes vacant land, our outlet stores, property held for sale, sourcing offices not associated with a particular segment, and office buildings housing corporate functions.

(2)	Our Other segment is comprised of sales of nonfinished products such as fabric and certain other materials in the United States and Latin America in order to maintain asset utilization at certain manufacturing facilities used by one or more of the Innerwear, Outerwear, Hosiery or International segments. No facilities are used primarily by our Other segment.

Item 3.	Legal Proceedings

Although we are subject to various claims and legal actions that occur from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended December 29, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock currently is traded on the New York Stock Exchange, or the “NYSE,” under the symbol “HBI.” A “when-issued” trading market for our common stock on the NYSE began on August 16, 2006, and “regular way” trading of our common stock began on September 6, 2006. Prior to August 16, 2006, there was no public market for our common stock. Each share of our common stock has attached to it one preferred stock purchase right. These rights initially will be transferable with and only with the transfer of the underlying share of common stock. We have not made any unregistered sales of our equity securities.

The following table sets forth the high and low sales prices for our common stock for the indicated periods:

	High	Low

2006
Quarter ended September 30, 2006 (September 6, 2006 through September 30, 2006)	$23.20	$19.55
Quarter ended December 30, 2006	$24.77	$21.70
2007
Quarter ended March 30, 2007	$29.65	$23.69
Quarter ended June 30, 2007	$29.65	$25.25
Quarter ended September 29, 2007	$33.73	$24.00
Quarter ended December 29, 2007	$31.58	$25.20

The market price of our common stock has fluctuated since the spin off and is likely to fluctuate in the future. Changes in the market price of our common stock may result from, among other things:

•	quarter-to-quarter variations in operating results;

•	operating results being different from analysts’ estimates;

•	changes in analysts’ earnings estimates or opinions;

•	announcements of new products or pricing policies by us or our competitors;

•	announcements of acquisitions by us or our competitors;

•	developments in existing customer relationships;

•	actual or perceived changes in our business strategy;

•	new litigation or developments in existing litigation;

•	sales of large amounts of our common stock;

•	changes in market conditions in the apparel essentials industry;

•	changes in general economic conditions; and

•	fluctuations in the securities markets in general.

Holders of Record

On February 1, 2008, there were 45,377 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe that there were more than 113,300 beneficial owners of our common stock as of February 1, 2008.

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

Issuer Purchases of Equity Securities

There were no purchases by Hanesbrands during the quarter ended December 29, 2007 of equity securities that are registered under Section 12 of the Exchange Act.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative return of the S&P MidCap 400 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested in our common stock and each index on August 11, 2006, the effective date of the registration of our common stock under Section 12 of the Exchange Act, although a “when-issued” trading market for our common stock did not begin until August 16, 2006, and “regular way” trading did not begin until September 6, 2006. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Compliance with Certain New York Stock Exchange Requirements

As required by the rules of the New York Stock Exchange, Richard A. Noll, our Chief Executive Officer must certify to the New York Stock Exchange each year that he is not aware of any violation by Hanesbrands of New York Stock Exchange corporate governance listing standards as of the date of his certification, qualifying the certification to the extent necessary. Mr. Noll’s certification for the six months ended December 30, 2006 was submitted to the New York Stock Exchange and did not contain any qualifications. We are filing, as exhibits to this Annual Report on Form 10-K, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 29, 2007.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance

Equity compensation plans approved by security holders	5,286,828	$23.41	7,278,674
Equity compensation plans not approved by security holders	—	—	—

Total	5,286,828	$23.41	7,278,674

Item 6.	Selected Financial Data

The following table presents our selected historical financial data. The statement of income data for the year ended December 29, 2007, the six-month period ended December 30, 2006, the year ended July 1, 2006, and the year ended July 2, 2005 and the balance sheet data as of December 29, 2007 and December 30, 2006 have been derived from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended July 3, 2004 and June 28, 2003 and the balance sheet data as of July 1, 2006, July 2, 2005, July 3, 2004 and June 28, 2003 has been derived from our consolidated financial statements not included in this Annual Report on Form 10-K.

In October 2006, our Board of Directors approved a change in our fiscal year end from the Saturday closest to June 30 to the Saturday closest to December 31. As a result of this change, our consolidated financial statements include presentation of the transition period beginning on July 2, 2006 and ending on December 30, 2006.

Our historical financial data for periods prior to our spin off from Sara Lee on September 5, 2006 is not necessarily indicative of our future performance or what our financial position and results of operations would have been if we had operated as a separate, stand-alone entity during all of the periods shown. The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

		Six Months
	Year Ended	Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,	July 3,	June 28,
	2007	2006	2006	2005	2004	2003
		(amounts in thousands, except per share data)

Statement of Income Data:
Net sales	$4,474,537	$2,250,473	$4,472,832	$4,683,683	$4,632,741	$4,669,665
Cost of sales	3,033,627	1,530,119	2,987,500	3,223,571	3,092,026	3,010,383

Gross profit	1,440,910	720,354	1,485,332	1,460,112	1,540,715	1,659,282
Selling, general and administrative expenses	1,040,754	547,469	1,051,833	1,053,654	1,087,964	1,126,065
Gain on curtailment of postretirement benefits	(32,144)	(28,467)	—	—	—	—
Restructuring	43,731	11,278	(101)	46,978	27,466	(14,397)

Operating profit	388,569	190,074	433,600	359,480	425,285	547,614
Other expenses	5,235	7,401	—	—	—	—
Interest expense, net	199,208	70,753	17,280	13,964	24,413	(2,386)

Income before income tax expense (benefit)	184,126	111,920	416,320	345,516	400,872	550,000
Income tax expense (benefit)	57,999	37,781	93,827	127,007	(48,680)	121,560

Net income	$126,127	$74,139	$322,493	$218,509	$449,552	$428,440

Earnings per share — basic(1)	$1.31	$0.77	$3.35	$2.27	$4.67	$4.45
Earnings per share — diluted(2)	$1.30	$0.77	$3.35	$2.27	$4.67	$4.45
Weighted average shares — basic(1)	95,936	96,309	96,306	96,306	96,306	96,306
Weighted average shares — diluted(2)	96,741	96,620	96,306	96,306	96,306	96,306

	December 29,	December 30,	July 1,	July 2,	July 3,	June 28,
	2007	2006	2006	2005	2004	2003
			(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$174,236	$155,973	$298,252	$1,080,799	$674,154	$289,816
Total assets	3,439,483	3,435,620	4,903,886	4,257,307	4,402,758	3,915,573
Noncurrent liabilities:
Long-term debt	2,315,250	2,484,000	—	—	—	—
Other noncurrent liabilities	146,347	271,168	49,987	53,559	35,934	49,251
Total noncurrent liabilities	2,461,597	2,755,168	49,987	53,559	35,934	49,251
Total stockholders’ or parent companies’ equity	288,904	69,271	3,229,134	2,602,362	2,797,370	2,237,448

(1)	Prior to the spin off on September 5, 2006, the number of shares used to compute basic and diluted earnings per share is 96,306, which was the number of shares of our common stock outstanding on September 5, 2006.

(2)	Subsequent to the spin off on September 5, 2006, the number of shares used to compute diluted earnings per share is based on the number of shares of our common stock outstanding, plus the potential dilution that could occur if restricted stock units and options granted under our equity-based compensation arrangements were exercised or converted into common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. On October 26, 2006, our Board of Directors approved a change in our fiscal year end from the Saturday closest to June 30 to the Saturday closest to December 31. We refer to the resulting transition period from July 2, 2006 to December 30, 2006 in this Annual Report on Form 10-K as the six months ended December 30, 2006. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in this Annual Report on Form 10-K and included elsewhere in this Annual Report on Form 10-K.

MD&A is a supplement to our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and is provided to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:

•	Overview. This section provides a general description of our company and operating segments, business and industry trends, our key business strategies and background information on other matters discussed in this MD&A.

•	Components of Net Sales and Expense. This section provides an overview of the components of our net sales and expense that are key to an understanding of our results of operations.

•	Highlights from the Year Ended December 29, 2007. This section discusses some of the highlights of our performance and activities during 2007.

•	Consolidated Results of Operations and Operating Results by Business Segment. These sections provide our analysis and outlook for the significant line items on our statements of income, as well as other information that we deem meaningful to an understanding of our results of operations on both a consolidated basis and a business segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 29, 2007.

•	Critical Accounting Policies and Estimates. This section discusses the accounting policies that we consider important to the evaluation and reporting of our financial condition and results of operations, and whose application requires significant judgments or a complex estimation process.

•	Recently Issued Accounting Standards. This section provides a summary of the most recent authoritative accounting standards and guidance that we will be required to adopt in a future period.

Overview

Our Company

We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Playtex, Bali, Just My Size, barely there and Wonderbra. We design, manufacture, source and sell a broad range of apparel essentials such as t-shirts, bras, panties, men’s underwear, kids’ underwear, socks, hosiery, casualwear and activewear. According to NPD, our brands hold either the number one or number two U.S. market position by sales in most product categories in which we compete, on a rolling year-end basis as of December 31, 2007.

Our Segments

Our operations are managed in five operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Hosiery, International and Other. These segments are organized principally by product category and geographic location. Management of each segment is responsible for the assets and operations of these businesses.

•	Innerwear. The Innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, Just My Size, barely there and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes and Champion brand names. Our net sales for the year ended December 29, 2007 from our Innerwear segment were $2.6 billion, representing approximately 57% of total segment net sales.

•	Outerwear. We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products primarily to wholesalers, who then resell to screen printers and embellishers through brands such as Hanes, Champion and Outerbanks. Our net sales for the year ended December 29, 2007 from our Outerwear segment were $1.2 billion, representing approximately 27% of total segment net sales.

•	Hosiery. We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our Hanes, L’eggs and Just My Size brands. Our net sales for the year ended December 29, 2007 from our Hosiery segment were $266 million, representing approximately 6% of total segment net sales. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry (although the decline has slowed in recent years) and with shifts in consumer preferences.

•	International. International includes products that span across the Innerwear, Outerwear and Hosiery reportable segments and include products marketed under the Hanes, Champion, Wonderbra, Playtex, Rinbros, Bali and Stedman brands. Our net sales for the year ended December 29, 2007 from our International segment were $422 million, representing approximately 9% of total segment net sales and included sales in Latin America, Asia, Canada and Europe. Japan, Canada and Mexico are our largest international markets, and we also have sales offices in India and China.

•	Other. Our net sales for the year ended December 29, 2007 in our Other segment were $57 million, representing approximately 1% of total segment net sales and are comprised of sales of nonfinished products such as fabric and certain other materials in the United States and Latin America in order to maintain asset utilization at certain manufacturing facilities.

Our operating results are subject to some variability. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. Sales are typically higher in the last two quarters (July to December) of each fiscal year. Socks, hosiery and fleece products generally have higher sales during this period as a result of cooler weather, back-to-school shopping and holidays. Sales levels in a period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Our results of operations are also impacted by fluctuations and volatility in the price of cotton and the timing of actual spending for our media, advertising and promotion expenses. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. While we do enter into short-term supply agreements and hedges in an attempt to protect our business from the volatility of the market price of cotton, our business can be affected by dramatic movements in cotton prices, although cotton represents only 6% of our cost of sales. Cotton prices, which were approximately 50 cents per pound in 2006, returned to the ten year historical average of approximately 56 cents per pound in 2007. Taking into consideration the agreements that we currently have in effect and cotton costs currently included in inventory, we expect our cost of cotton to average 62 cents per pound through August 2008, with the first quarter being lower and the third quarter being higher.

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

Our distribution channels include direct to consumer sales at our outlet stores, national chains and department stores and warehouse clubs, mass-merchandise outlets and international sales. For the year ended December 29, 2007, approximately 46% of our net sales were to mass merchants, 19% were to national chains and department stores, 8% were direct to consumers, 9% were in our International segment and 18% were to other retail channels such as embellishers, specialty retailers, warehouse clubs and sporting goods stores.

The retailers to which we sell our products have grown larger, partly due to retailer consolidation, and, as such, the number of retailers to which we sell our products has declined. For the year ended December 29, 2007, for example, our top ten customers accounted for 62% of our net sales and our top customer, Wal-Mart, accounted for over $1.2 billion of our sales. Our largest customers in the year ended December 29, 2007 were Wal-Mart, Target and Kohl’s, which accounted for 27%, 14% and 6% of total sales, respectively. The growth in retailers can create pricing pressures as our customers grow larger and seek to have greater concessions in their purchase of our products, while they can be increasingly demanding that we provide them with some of our products on an exclusive basis. To counteract these effects, it has become increasingly important to increase operational efficiency and lower costs. As discussed below, for example, we are moving more of our supply chain to lower cost locations to lower the costs of our operational structure.

Anticipating changes in and managing our operations in response to consumer preferences remains an important element of our business. In recent years, we have experienced changes in our net sales, revenues and cash flows in accordance with changes in consumer preferences and trends. For example, we expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry (although the decline has slowed in recent years) and with shifts in consumer preferences. The Hosiery segment only comprised 6% of our net sales in the year ended December 29, 2007 however, and as a result, the decline in the Hosiery segment has not had a significant impact on our net sales, revenues or cash flows. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

Our Key Business Strategies

Our core strategies are to build our largest, strongest brands in core categories by driving innovation in key items, to continually reduce our costs by consolidating our organization and globalizing our supply chain and to use our strong, consistent cash flows to fund business growth, supply-chain reorganization and debt reduction and to repurchase shares to offset dilution. Specifically, we intend to focus on the following strategic initiatives:

•	Increase the Strength of Our Brands with Consumers. Driving growth platforms across categories is a major element of our strategy as it enables us to meet key consumer needs and leverage advertising dollars. We intend to increase our level of marketing support behind our key brands with targeted, effective advertising and marketing campaigns. For example, In 2007, we launched a number of new advertising and marketing initiatives. We featured Jennifer Love Hewitt in a new television, print and online advertising campaign that began in March 2007 in support of the launch of the Hanes All-Over Comfort Bra with ComfortSoft straps. The campaign includes new television, print and online ads. We launched our latest “Look Who” advertising campaign featuring Cuba Gooding Jr. and Michael Jordan in July 2007, in support of the new Hanes ComfortSoft Collection for Men, which includes the Hanes ComfortSoft undershirt and ComfortSoft underwear. Also in July 2007, we launched The Hanes ComfortZone Tour, a mobile marketing initiative focused helping men experience ComfortSoft product innovation first hand. In November 2007, we launched the first campaign for our Champion brand since 2003, a national advertising campaign featuring a new tagline, “How You Play,” designed to capture the everyday moments of fun and sport in a series of cool and hip lifestyle images. In the Spring of 2007, we launched a new “Live Beautifully” campaign for our Bali brand, which features Bali bras and panties from its Passion for Comfort, Seductive Curve and Cotton Creations lines. We launched an innovative and expressive advertising and marketing campaign called “Girl Talk” in September 2007 in which confident, everyday women talk about their breasts, in support of our Playtex 18 Hour and Playtex Secrets product lines. In October 2007, we announced a 10-year strategic alliance with The Walt Disney Company that includes basic apparel exclusivity for the Hanes and Champion brands, product co-branding, attraction sponsorships and other brand visibility and signage at Walt Disney Parks and Resorts properties. Our ability to react to changing customer needs and industry trends will continue to be key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We intend to leverage our insights into consumer demand in the apparel essentials industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends.

•	Strengthen Our Retail Relationships. We intend to expand our market share at large, national retailers by applying our extensive category and product knowledge, leveraging our use of multi-functional customer management teams and developing new customer-specific programs such as C9 by Champion for Target. Our goal is to strengthen and deepen our existing strategic relationships with retailers and develop new strategic relationships. Additionally, we plan to expand distribution by providing manufacturing and production of apparel essentials products to specialty stores and other distribution channels, such as direct to consumer through the Internet.

•	Develop a Lower-Cost Efficient Supply Chain. As a provider of high-volume products, we are continually seeking to improve our cost-competitiveness and operating flexibility through supply chain initiatives. Over the next several years, we will continue to transition additional parts of our supply chain to lower-cost locations in Central America, the Caribbean Basin and Asia in an effort to optimize our cost structure. We intend to continue to self-manufacture core products where we can protect or gain a significant cost advantage through scale or in cases where we seek to protect proprietary processes and technology. We plan to continue to selectively source product categories that do not meet these criteria from third-party manufacturers. We expect that in future years our supply chain will become more balanced across the Eastern and Western Hemispheres. We expect that these changes in our supply chain will result in significant cost efficiencies and increased asset utilization. Our restructuring activities are discussed in more detail below.

•	Create a More Integrated, Focused Company. Historically, we have had a decentralized operating structure, with many distinct operating units. We are in the process of consolidating functions, such as purchasing, finance, manufacturing/sourcing, planning, marketing and product development, across all of our product categories in the United States. We also are in the process of integrating our distribution operations and information technology systems. We believe that these initiatives will streamline our operations, improve our inventory management, reduce costs, standardize processes and allow us to distribute our products more effectively to retailers. We expect that our initiative to integrate our technology systems also will provide us with more timely information, increasing our ability to allocate capital and manage our business more effectively. We expect to continue to incur costs associated with the integration of these systems across our company over the next several years. This process involves the integration or replacement of eight independent information technology platforms so that our business functions are served by fewer platforms.

Supply Chain Consolidation and Globalization

Over the past several years, we have undertaken a variety of restructuring efforts designed to improve operating efficiencies and lower costs. We have closed plant locations, reduced our workforce, and relocated some of our manufacturing capacity to lower cost locations in Central America and Asia. For example, during the year ended December 29, 2007, in furtherance of our efforts to execute our consolidation and globalization strategy, we approved actions to close 17 manufacturing facilities and three distribution centers affecting 6,213 employees in the Dominican Republic, Mexico, the United States, Brazil and Canada. In addition, 428 management and administrative positions are being eliminated, with the majority of these positions based in the United States. We also have recognized accelerated depreciation with respect to owned or leased assets associated with 17 manufacturing facilities and five distribution centers which we anticipate closing in the next three to five years as part of our consolidation and globalization strategy. While we believe that these efforts have had and will continue to have a beneficial impact on our operational efficiency and cost structure, we have incurred significant costs to implement these initiatives. In particular, we have recorded charges for severance and other employment-related obligations relating to workforce reductions, as well as payments in connection with lease and other contract terminations. These amounts are included in the “Cost of sales,” “Restructuring” and “Selling, general and administrative expenses” lines of our statements of income.

We acquired our second offshore textile plant, the 1,300-employee textile manufacturing operations of Industrias Duraflex, S.A. de C.V., in San Juan Opico, El Salvador. This acquisition provides a textile base in Central America from which to expand and leverage our large scale as well as supply our sewing network throughout Central America. Also, we announced plans to build a textile production plant in Nanjing, China, which will be our first company-owned textile production facility in Asia. The Nanjing textile facility will enable us to expand and leverage our production scale in Asia as we balance our supply chain across hemispheres. In December 2007, we acquired the 900-employee sheer hosiery facility in Las Lourdes, El Salvador of Inversiones Bonaventure, S.A. de C.V. For the past 12 years, these operations had been a primary contract sewing operation for Hanes and L’eggs hosiery products. The acquisition streamlines a critical part of our overall hosiery supply chain and is part of our strategy to operate larger, company-owned production facilities.

As a result of the restructuring actions taken since our spin off from Sara Lee on September 5, 2006, our cost structure was reduced and efficiencies improved, generating savings of $21 million during the year ended December 29, 2007. Of the seven manufacturing facilities and distribution centers approved for closure in 2006, two were closed in 2006 and five were closed in 2007. Of the 20 manufacturing facilities and distribution centers approved for closure in 2007, 10 were closed in 2007 and 10 are expected to close in 2008. For more information about our restructuring actions, see Note 5, titled “Restructuring” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

As further plans are developed and approved by management and in some cases our board of directors, we expect to recognize additional restructuring costs to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. As a result of these efforts, we expect to incur approximately $250 million in restructuring and related charges over the three year period following the spin off from Sara Lee, of which approximately half is expected to be noncash. As of December 29, 2007, we have recognized approximately $116 million in restructuring and related charges related to these efforts. Of these charges, $43 million relates to employee termination and other benefits, $61 million relates to accelerated depreciation of buildings and equipment for facilities that have been or will be closed and $12 million relates to lease termination costs.

Components of Net Sales and Expense

Net sales

We generate net sales by selling apparel essentials such as t-shirts, bras, panties, men’s underwear, kids’ underwear, socks, hosiery, casualwear and activewear. Our net sales are recognized net of discounts, coupons, rebates, volume-based incentives and cooperative advertising costs. We recognize revenue when (i) there is persuasive evidence of an arrangement (ii) the sales price is fixed or determinable, (iii) title and the risks of ownership have been transferred to the customer and (iv) collection of the receivable is reasonably assured, which occurs primarily upon shipment. Net sales include an estimate for returns and allowances based upon historical return experience. We also offer a variety of sales incentives to resellers and consumers that are recorded as reductions to net sales.

Cost of sales

Our cost of sales includes the cost of manufacturing finished goods, which consists of labor, raw materials such as cotton and petroleum-based products and overhead costs such as depreciation on owned facilities and equipment. Our cost of sales also includes finished goods sourced from third-party manufacturers that supply us with products based on our designs as well as charges for slow moving or obsolete inventories. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected in cost of sales when the related inventory item is sold. Our costs of sales do not include shipping costs, comprised of payments to third party shippers, or handling costs, comprised of warehousing costs in our distribution facilities, and thus our gross margins may not be comparable to those of other entities that include such costs in cost of sales.

Selling, general and administrative expenses

Our selling, general and administrative expenses include selling, advertising, costs of shipping, handling and distribution to our customers, research and development, rent on leased facilities, depreciation on owned facilities and equipment and other general and administrative expenses. Also included for periods presented prior to the spin off on September 5, 2006 are allocations of corporate expenses that consist of expenses for business insurance, medical insurance, employee benefit plan amounts and, because we were part of Sara Lee those periods, allocations from Sara Lee for certain centralized administration costs for treasury, real estate, accounting, auditing, tax, risk management, human resources and benefits administration. These allocations of centralized administration costs were determined on bases that we and Sara Lee considered to be reasonable and take into consideration and include relevant operating profit, fixed assets, sales and payroll. Selling, general and administrative expenses also include management payroll, benefits, travel, information systems, accounting, insurance and legal expenses.

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

Other expenses

Our other expenses include charges such as losses on early extinguishment of debt and certain other non-operating items.

Interest expense, net

As part of the spin off from Sara Lee on September 5, 2006, we incurred $2.6 billion of debt in the form of the Senior Secured Credit Facility, the Second Lien Credit Facility and a bridge loan facility (the “Bridge Loan Facility”), $2.4 billion of which we paid to Sara Lee. In December 2006, we issued $500 million of floating rate senior notes and the proceeds were used to repay all amounts outstanding under the Bridge Loan Facility. On November 27, 2007, we entered into the Receivables Facility which provides for up to $250 million in funding accounted for as a secured borrowing, all of which we borrowed and used to repay a portion of the Senior Secured Credit Facility. As a result, our interest expense in the current and future periods will be substantially higher than in periods prior to our spin off from Sara Lee. As part of our historical relationship with Sara Lee, we engaged in intercompany borrowings. We are no longer able to borrow from Sara Lee.

Our interest expense is net of interest income. Interest income is the return we earned on our cash and cash equivalents and, historically, on money we loaned to Sara Lee as part of its corporate cash management practices. Our cash and cash equivalents are invested in highly liquid investments with original maturities of three months or less.

Income tax expense (benefit)

Our effective income tax rate fluctuates from period to period and can be materially impacted by, among other things:

•	changes in the mix of our earnings from the various jurisdictions in which we operate;

•	the tax characteristics of our earnings;

•	the timing and amount of earnings of foreign subsidiaries that we repatriate to the United States, which may increase our tax expense and taxes paid;

•	the timing and results of any reviews of our income tax filing positions in the jurisdictions in which we transact business; and

•	the expiration of the tax incentives for manufacturing operations in Puerto Rico, which were no longer in effect after July 1, 2006.

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

Highlights from the Year Ended December 29, 2007

•	Total net sales in the year ended December 29, 2007 were higher by $71 million at $4.5 billion compared to the year ended December 30, 2006. Net sales for three of our four largest brands, Hanes, Champion and Bali, all increased in 2007.

•	Operating profit was $389 million in the year ended December 29, 2007, up from $366 million in the year ended December 30, 2006. The higher operating profit was a result of increased sales, cost reduction initiatives and lower spin off and related charges which more than offset higher costs associated with investments in our strategic initiatives and higher restructuring and related charges.

•	Diluted earnings per share were $1.30 in the year ended December 29, 2007, compared with $2.16 in the year ended December 30, 2006. The full year decline reflected higher interest expense as a result of our independent structure since the spin off from Sara Lee on September 5, 2006, higher restructuring costs and a higher tax rate.

•	Using cash flow from operating activities, we repaid a net $178 million of long-term debt, repurchased $44 million of company stock, and voluntarily contributed $48 million to our qualified pension plans during 2007.

•	We completed the final separation of pension plan assets and liabilities from those of our former parent in 2007. As a result, our U.S. qualified pension plans are approximately 97% funded as of December 29, 2007.

•	We approved actions to close 17 manufacturing facilities and three distribution centers in the Dominican Republic, Mexico, the United States, Brazil and Canada during 2007. In addition, we completed previously announced restructuring actions in 2007. The net impact of these actions was to reduce income before taxes for the year ended December 29, 2007 by $83 million.

•	In February 2007, we entered into a first amendment to our senior secured credit facility with our lenders which primarily lowered the borrowing applicable margin with respect to the Term B loan facility from 2.25% to 1.75% on LIBOR based loans and from 1.25% to 0.75% on Base Rate loans.

•	In August 2007, we acquired our second offshore textile plant, the 1,300-employee textile manufacturing operations of Industrias Duraflex, S.A. de C.V., in San Juan Opico, El Salvador. This acquisition provides a textile base in Central America from which to expand and leverage our large scale as well as supply our sewing network throughout Central America. Also, we announced plans in October 2007 to build a textile production plant in Nanjing, China, which will be our first company-owned textile production facility in Asia. The Nanjing textile facility will enable us to expand and leverage our production scale in Asia as we balance our supply chain across hemispheres.

•	In October 2007, we announced a 10-year strategic alliance with The Walt Disney Company that includes basic apparel exclusivity for the Hanes and Champion brands, product co-branding, attraction sponsorships and other brand visibility and signage at Disney properties. The alliance included the naming rights for the stadium at Disney’s Wide World of Sports Complex, now known as Champion Stadium.

•	In November 2007, we entered into the Receivables Facility, which provides for up to $250 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables and which we expect will reduce our overall borrowing costs in the future.

•	In December 2007, we acquired the 900-employee sheer hosiery facility in Las Lourdes, El Salvador of Inversiones Bonaventure, S.A. de C.V. For the past 12 years, these operations had been a primary contract sewing operation for Hanes and L’eggs hosiery products. The acquisition streamlines a critical part of our overall hosiery supply chain and is part of our strategy to operate larger, company-owned production facilities.

Consolidated Results of Operations — Year Ended December 29, 2007 Compared with Twelve Months Ended December 30, 2006

The information presented below for the year ended December 29, 2007 was derived from our consolidated financial statements. The unaudited information presented for the twelve months ended December 30, 2006 (which twelve month period we refer to as “2006” in this “Consolidated Results of Operation — Year Ended December 29, 2007 Compared with Twelve Months Ended December 30, 2006” section and the section entitled “Operating Results by Business Segment — Year Ended December 29, 2007 Compared with Twelve Months Ended December 30, 2006”) is presented due to the change in our fiscal year end and was derived by combining the six months ended July 1, 2006 and the six months ended December 30, 2006.

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
		(unaudited)
	(dollars in thousands)

Net sales	$4,474,537	$4,403,466	$71,071	1.6%
Cost of sales	3,033,627	2,960,759	72,868	2.5

Gross profit	1,440,910	1,442,707	(1,797)	(0.1)
Selling, general and administrative expenses	1,040,754	1,093,436	(52,682)	(4.8)
Gain on curtailment of postretirement benefits	(32,144)	(28,467)	3,677	12.9
Restructuring	43,731	11,516	32,215	279.7

Operating profit	388,569	366,222	22,347	6.1
Other expenses	5,235	7,401	(2,166)	(29.3)
Interest expense, net	199,208	79,621	119,587	150.2

Income before income tax expense	184,126	279,200	(95,074)	(34.1)
Income tax expense	57,999	71,184	(13,185)	(18.5)

Net income	$126,127	$208,016	$(81,889)	(39.4)%

Net Sales

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$4,474,537	$4,403,466	$71,071	1.6%

Consolidated net sales were higher by $71 million or 1.6% in 2007 compared to 2006. Our Outerwear, International and Other segment net sales were higher by $68 million (5.9%), $22 million (5.4%) and $12 million (27.4%), respectively, and were offset by lower segment net sales in Innerwear of $18 million (0.7%) and Hosiery of $12 million (4.3%).

The overall higher net sales were primarily due to double digit growth in sales volume in Champion brand sales, growth in Hanes brand casualwear, socks, sleepwear, intimate apparel and men’s underwear sales and Bali brand intimate apparel sales. Our Champion brand sales have increased by double-digits in each of the last three years. The higher net sales were offset primarily by lower sales of promotional t-shirts sold primarily through our embellishment channel, lower Playtex brand intimate apparel sales, lower Hanes brand kids’ underwear sales and lower licensed men’s underwear sales in the department store channel.

Our strategy of investing in our largest and strongest brands is generating growth. In 2007, we launched a number of new advertising and marketing initiatives for our top brands, including our Hanes ComfortSoft campaigns, Bali Passion for Comfort, Playtex “Girl Talk” and most recently our Champion “How you Play”

advertising campaign which is the first campaign for the brand since 2003. We also announced a 10-year strategic alliance with The Walt Disney Company that includes basic apparel exclusivity for the Hanes and Champion brands, product co-branding, attraction sponsorships and other brand visibility and signage at Disney properties. The alliance included the naming rights for the stadium at Disney’s Wide World of Sports Complex, now known as Champion Stadium.

Net sales in the Hosiery segment were lower primarily due to lower sales of the L’eggs brand to mass retailers and food and drug stores. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry (although the decline has slowed in recent years) and with shifts in consumer preferences. The higher net sales from our Other segment primarily resulted from an immaterial change in the way we recognized sales to third party suppliers in 2006. The full year change was reflected in 2006 with a $5 million impact on net sales and minimal impact on net income.

The changes in foreign currency exchange rates had a favorable impact on net sales of $15 million in 2007 compared to 2006.

Gross Profit

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Gross profit	$1,440,910	$1,442,707	$(1,797)	(0.1)%

As a percent of net sales, our gross profit percentage was 32.2% in 2007 compared to 32.8% in 2006. The lower gross profit percentage was primarily due to higher cotton costs of $21 million, higher excess and obsolete inventory costs of $21 million, $16 million of higher accelerated depreciation, $16 million of unfavorable product sales mix and $13 million of higher start-up and shut down costs associated with the consolidation and globalization of our supply chain. In addition, gross profit was negatively impacted by higher incentives of $14 million of which $16 million resulted from a change in the classification of certain sales incentives in 2007 which were previously classified as media, advertising and promotion expenses in 2006. This change in classification was made in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), because the estimated fair value of the identifiable benefit was no longer obtained beginning in 2007.

Cotton prices, which were approximately 50 cents per pound in 2006, returned to the ten year historical average of approximately 56 cents per pound in 2007. The higher excess and obsolete inventory costs in 2007 compared to 2006 are primarily attributable to $9 million of costs associated with the rationalization of our sock product category offerings and $5 million related to exiting a licensing arrangement for a kids’ underwear program. The remaining $7 million of higher excess and obsolete costs aggregates all other product categories as part of our continuous evaluation of both inventory levels and simplification of our product category offerings. The higher accelerated depreciation in 2007 was a result of facilities closed or that will be closed in connection with our consolidation and globalization strategy.

These higher costs were offset primarily by savings from our cost reduction initiatives and prior restructuring actions of $30 million, lower allocations of overhead costs of $24 million, $19 million of improved plant performance, $13 million of higher sales volume, lower duty costs of $9 million, primarily due to the receipt of $8 million in duty refunds relating to duties paid several years ago, and $4 million of lower spending in numerous other areas.

Selling, General and Administrative Expenses

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$1,040,754	$1,093,436	$(52,682)	(4.8)%

Selling, general and administrative expenses were $53 million lower in 2007 compared to 2006. Our expenses were lower primarily due to lower spin off and related charges of $45 million, $12 million of savings from prior restructuring actions, $10 million of lower distribution expenses and $7 million in amortization of gain on curtailment of postretirement benefits. Our media, advertising and promotion (“MAP”) expenses were lower by $41 million, primarily with respect to non-media related MAP expenses. The lower non-media related MAP expenses are primarily attributable to $25 million of cost reduction initiatives and better deployment of these resources and $16 million due to a change in the classification of certain sales incentives in 2007 which were classified as MAP expenses in 2006. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions. In addition, pension expense was reduced by $3 million in 2007 as a result of the final separation of our pension assets and liabilities from those of Sara Lee.

Our cost reduction efforts during the year have allowed us to offset $7 million of higher stand alone expenses associated with being an independent company and make investments in our strategic initiatives resulting in $16 million of higher media related MAP expenses and $13 million in higher technology consulting expenses in 2007. In addition, our allocations of overhead costs were $24 million lower during 2007 compared to 2006. Accelerated depreciation was $3 million higher in 2007 as a result of facilities closed or that will be closed in connection with our consolidation and globalization strategy.

Gain on Curtailment of Postretirement Benefits

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Gain on curtailment of postretirement benefits	$(32,144)	$(28,467)	$3,677	12.9%

In December 2006, we notified retirees and employees of the phase out of premium subsidies for early retiree medical coverage and move to an access-only plan for early retirees by the end of 2007. We also eliminated the medical plan for retirees ages 65 and older as a result of coverage available under the expansion of Medicare with Part D drug coverage and eliminated future postretirement life benefits. The gain on curtailment in 2006 represented the unrecognized amounts associated with prior plan amendments that were being amortized into income over the remaining service period of the participants prior to the December 2006 amendments. In 2007, we recognized $7 million in postretirement benefit income which was recorded in “Selling, general and administrative expenses,” primarily representing the amortization of negative prior service costs, which was partially offset by service costs, interest costs on the accumulated benefit obligation and actuarial gains and losses accumulated in the plan. In December 2007, we terminated the existing plan and recognized a final gain on curtailment of plan benefits of $32 million. Concurrently with the termination of the existing plan, we established a new access only plan that is fully paid by the participants.

Restructuring

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Restructuring	$43,731	$11,516	$32,215	279.7%

During 2007, we approved actions to close 17 manufacturing facilities and three distribution centers affecting 6,213 employees in the Dominican Republic, Mexico, the United States, Brazil and Canada, while moving production to lower-cost operations in Central America and Asia. In addition, 428 management and administrative positions were eliminated, with the majority of these positions based in the United States. These actions resulted in a charge of $32 million, representing costs associated with the planned termination of 6,641 employees, primarily attributable to employee and other termination benefits recognized in accordance with benefit plans previously communicated to the affected employee group. In addition, we recognized a charge of $10 million for estimated lease termination costs and $2 million primarily related to impairment charges associated with facility closures approved in prior periods, for facilities that were exited during 2007.

Of the seven manufacturing facilities and distribution centers that were approved for closure in 2006, two were closed in 2006 and five were closed in 2007. Of the 20 manufacturing facilities and distribution centers that were approved for closure in 2007, 10 were closed in 2007 and 10 are expected to close in 2008.

In connection with our consolidation and globalization strategy, non-cash charges of $37 million and $3 million, respectively, of accelerated depreciation of buildings and equipment for facilities that have been closed or will be closed is reflected in “Cost of sales” and “Selling, general and administrative expenses.”

These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.

Operating Profit

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Operating profit	$388,569	$366,222	$22,347	6.1%

Operating profit was higher in 2007 by $22 million compared to 2006 primarily as a result of lower selling, general and administrative expenses of $53 million and higher gain on curtailment of postretirement benefits of $4 million partially offset by higher restructuring charges of $32 million and lower gross profit of $2 million. Our ability to control costs and execute on our consolidation and globalization strategy during 2007 has allowed us to offset $29 million of higher investments in our strategic initiatives and $7 million of higher standalone expenses associated with being an independent company.

Other Expenses

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Other expenses	$5,235	$7,401	$(2,166)	(29.3)%

We recognized losses on early extinguishment of debt related to unamortized debt issuance costs on the Senior Secured Credit Facility for prepayments of $428 million of principal in 2007 including a prepayment of $250 million that was made in connection with funding from the Receivables Facility we entered into in November 2007.

Interest Expense, net

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$199,208	$79,621	$119,587	150.2%

Interest expense, net was higher in 2007 by $120 million compared to 2006 primarily as a result of the indebtedness incurred in connection with the spin off from Sara Lee on September 5, 2006, consisting of $2.6 billion pursuant to the Senior Secured Credit Facility, the Second Lien Credit Facility and the Bridge Loan Facility. In December 2006, we issued $500 million of Floating Fate Senior Notes and the net proceeds were used to repay the Bridge Loan Facility.

In February 2007, we entered into a first amendment to the Senior Secured Credit Facility with our lenders, which primarily lowered the applicable borrowing margin with respect to the Term B loan facility from 2.25% to 1.75% on LIBOR based loans and from 1.25% to 0.75% on Base Rate loans. In November 2007, we entered into the Receivables Facility with conduits that issue commercial paper in the short-term market and are not affiliated with us, which provides for up to $250 million in funding accounted for as a secured borrowing and is secured by certain domestic trade receivables. The borrowing rate is generally the conduits’ cost to issue commercial paper, plus certain dealer fees, which equated to 5.93% from November 27, 2007 through December 29, 2007. Our weighted average interest rate on our outstanding debt in 2007 was 7.74%.

Income Tax Expense

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Income tax expense	$57,999	$71,184	$(13,185)	(18.5)%

Our effective income tax rate was 31.5% in 2007 compared to 25.5% in 2006. The higher effective tax rate is attributable primarily to our new independent structure and higher remitted earnings from foreign subsidiaries in 2007.

Our effective tax rate is heavily influenced by the amount of permanent capital investment we make offshore to fund our supply chain consolidation and globalization strategy rather than remitting those earnings back to the United States.

As we continue to fund our supply chain consolidation and globalization strategy in future years, we may elect to permanently invest earnings from foreign subsidiaries which would result in a lower overall effective tax rate.

Net Income

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net income	$126,127	$208,016	$(81,889)	(39.4)%

Net income for 2007 was lower than 2006 primarily due to higher interest expense and a higher effective income tax rate as a result of our independent structure partially offset by higher operating profit and lower other expenses.

Operating Results by Business Segment — Year Ended December 29, 2007 Compared with Twelve Months Ended December 30, 2006

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
		(unaudited)
	(dollars in thousands)

Net sales:
Innerwear	$2,556,906	$2,574,967	$(18,061)	(0.7)%
Outerwear	1,221,845	1,154,107	67,738	5.9
Hosiery	266,198	278,253	(12,055)	(4.3)
International	421,898	400,167	21,731	5.4
Other	56,920	44,670	12,250	27.4

Total net segment sales	4,523,767	4,452,164	71,603	1.6
Intersegment	(49,230)	(48,698)	532	1.1

Total net sales	$4,474,537	$4,403,466	$71,071	1.6%

Segment operating profit:
Innerwear	$305,959	$339,528	$(33,569)	(9.9)%
Outerwear	71,364	57,310	14,054	24.5
Hosiery	76,917	49,281	27,636	56.1
International	53,147	37,799	15,348	40.6
Other	(1,361)	(931)	(430)	(46.2)

Total segment operating profit	506,026	482,987	23,039	4.8
Items not included in segment operating profit:
General corporate expenses	(60,213)	(104,065)	(43,852)	(42.1)
Amortization of trademarks and other intangibles	(6,205)	(8,452)	(2,247)	(26.6)
Gain on curtailment of postretirement benefits	32,144	28,467	3,677	12.9
Restructuring	(43,731)	(11,516)	32,215	279.7
Accelerated depreciation included in cost of sales	(36,912)	(21,199)	15,713	74.1
Accelerated depreciation included in selling, general and administrative expenses	(2,540)	—	2,540	NM

Total operating profit	388,569	366,222	22,347	6.1
Other expenses	(5,235)	(7,401)	(2,166)	(29.3)
Interest expense, net	(199,208)	(79,621)	119,587	150.2

Income before income tax expense	$184,126	$279,200	$(95,074)	(34.1)%

Innerwear

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$2,556,906	$2,574,967	$(18,061)	(0.7)%
Segment operating profit	305,959	339,528	(33,569)	(9.9)

Overall net sales in the Innerwear segment were slightly lower by $18 million or 0.7% in 2007 compared to 2006. We experienced lower sales volume of Playtex brand intimate apparel sales of $23 million, lower Hanes brand kids’ underwear sales of $21 million, lower licensed men’s underwear sales in the department store channel of $10 million and $3 million lower Just My Size brand sales. The lower net sales were partially offset by higher Hanes brand socks, sleepwear, intimate apparel sales and men’s underwear of $11 million, $8 million, $5 million and $4 million, respectively, and higher Bali brand sales of $12 million.

Net sales for the Hanes brand were higher in most key categories, except for kid’s underwear. Hanes men’s underwear benefited from an increased focus on core products and better overall performance at retail during the year-end holiday season. Total sock sales, which now exceed $340 million annually, were higher by 4%, primarily due to new programs at our top two customers. Our Bali brand sales were higher primarily as a result of our Passion for Comfort media campaign launched in 2007. Playtex brand sales were lower in 2007 due to soft department store retail sales and a reduction in retail inventory primarily in the first three quarters of 2007.

As a percent of segment net sales, gross profit percentage in the Innerwear segment was 36.8% in 2007 compared to 37.4% in 2006. The gross profit percentage was lower due to unfavorable product sales mix of $19 million, higher excess and obsolete inventory costs of $13 million, unfavorable product sales pricing of $12 million, $9 million in higher cotton costs and unfavorable plant performance of $4 million. The higher excess and obsolete inventory costs in 2007 compared to 2006 are primarily attributable to $9 million of costs associated with the rationalization of our sock product category offerings and $5 million related to exiting a licensing arrangement for a kids’ underwear program. In addition, gross profit was negatively impacted by higher incentives of $15 million primarily due to a change in the classification of certain sales incentives in 2007 which were classified as media, advertising and promotion expenses in 2006. These higher expenses were partially offset by lower allocations of overhead costs of $15 million, lower duty costs of $14 million primarily due to the receipt of $7 million in duty refunds relating to duties paid several years ago, $10 million of higher sales volume and $10 million in savings from our cost reduction initiatives and prior restructuring actions.

The lower Innerwear segment operating profit in 2007 compared to 2006 is primarily attributable to lower gross profit and a higher allocation of selling, general and administrative expenses of $22 million. These higher expenses were partially offset by lower MAP expenses of $11 million, primarily due to a change in the classification of certain sales incentives in 2007 which were classified as MAP expenses in 2006. Our consolidated selling, general and administrative expenses before segment allocations were lower in 2007 compared to 2006 primarily due to lower spin off and related charges, savings from prior restructuring actions, lower distribution expenses, amortization of gain on curtailment of postretirement benefits, lower MAP expenses and lower pension expense offset by higher stand alone expenses, lower allocations of overhead costs, higher accelerated depreciation and higher technology consulting expenses.

Outerwear

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$1,221,845	$1,154,107	$67,738	5.9%
Segment operating profit	71,364	57,310	14,054	24.5

Net sales in the Outerwear segment were higher by $68 million in 2007 compared to 2006 primarily as a result of higher Champion brand activewear and Hanes brand retail casualwear net sales. Overall activewear and retail casualwear net sales were higher by $60 million and $50 million, respectively, in 2007 compared to 2006. The higher net sales were partially offset by lower net sales in our casualwear business as a result of lower sales of promotional t-shirts sold primarily through our embellishment channel of $42 million, most of which occurred in the first half of 2007. Champion, our second largest brand, benefited from higher penetration in the sporting goods channel, and, together with C9 by Champion, in the mid-tier department store channel. In 2007, we expanded the depth and breadth of distribution in sporting goods with our Champion Double Dry performance products. Champion sales have increased by double-digits in each of the past three years.

As a percent of segment net sales, gross profit percentage in the Outerwear segment was 21.6% in 2007 compared to 19.4% in 2006. The improvement in gross profit is primarily attributable to improved plant performance of $18 million, savings from our cost reduction initiatives and prior restructuring actions of $16 million, higher sales volume of $13 million, lower allocations of overhead costs of $9 million and favorable product sales pricing of $8 million offset primarily by higher cotton costs of $11 million, higher excess and obsolete inventory costs of $8 million, higher duty costs of $4 million and higher sales incentives of $4 million.

The higher Outerwear segment operating profit in 2007 compared to 2006 is primarily attributable to a higher gross profit and lower MAP expenses of $3 million which was offset by a higher allocation of selling, general and administrative expenses of $28 million. Our consolidated selling, general and administrative expenses before segment allocations were lower in 2007 compared to 2006 primarily due to lower spin off and related charges, savings from prior restructuring actions, lower distribution expenses, amortization of gain on curtailment of postretirement benefits, lower MAP expenses and lower pension expense offset by higher stand alone expenses, lower allocations of overhead costs, higher accelerated depreciation and higher technology consulting expenses.

Hosiery

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$266,198	$278,253	$(12,055)	(4.3)%
Segment operating profit	76,917	49,281	27,636	56.1

Net sales in the Hosiery segment were lower by $12 million in 2007 compared to 2006 primarily due to lower sales of the L’eggs brand to mass retailers and food and drug stores. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry (although the decline has slowed in recent years) and with shifts in consumer preferences.

As a percent of segment net sales, gross profit percentage was 47.2% in 2007 compared to 41.3% in 2006 primarily due to improved plant performance of $10 million, lower sales incentives of $3 million and $5 million in savings from our cost reduction initiatives and prior restructuring actions which was partially offset by $10 million of lower sales volume.

Hosiery segment operating profit was higher in 2007 compared to 2006 primarily due to a higher gross profit, $6 million in lower MAP expenses and $12 million in lower allocated selling, general and administrative expenses.

Our consolidated selling, general and administrative expenses before segment allocations were lower in 2007 compared to 2006 primarily due to lower spin off and related charges, savings from prior restructuring actions, lower distribution expenses, amortization of gain on curtailment of postretirement benefits, lower MAP expenses and lower pension expense offset by higher stand alone expenses, lower allocations of overhead costs, higher accelerated depreciation and higher technology consulting expenses.

International

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$421,898	$400,167	$21,731	5.4%
Segment operating profit	53,147	37,799	15,348	40.6

Overall net sales in the International segment were higher by $22 million in 2007 compared to 2006. During 2007 we experienced higher net sales, in each case including the impact of foreign currency, in Europe of $17 million, higher net sales of $6 million in our emerging markets in Asia and $3 million of higher sales in Latin America, which were partially offset by lower sales in Canada of $5 million. The growth in our European casualwear business was primarily driven by the strength of the Stedman and Hanes brands that are sold in the embellishment channel. The higher sales in Asia were the result of significant retail distribution gains in China and India. Changes in foreign currency exchange rates had a favorable impact on net sales of

$15 million in 2007 compared to 2006 primarily due to the strengthening of the Canadian dollar, Brazilian real and the Euro.

As a percent of segment net sales, gross profit percentage was 41.3% in 2007 compared to 40.7% in 2006 primarily due to $4 million of lower sales incentives, $2 million of favorable product sales mix and $2 million of favorable product sales pricing.

The higher International segment operating profit in 2007 compared to 2006 is primarily attributable to the higher gross profit from higher sales volume, $3 million in lower MAP expenses and $1 million in lower distribution expenses. Changes in foreign currency exchange rates had a favorable impact on segment operating profit of $3 million in 2007 compared to 2006 primarily due to the strengthening of the Canadian dollar, Brazilian real and the Euro.

Other

	Year Ended	Year Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)

Net sales	$56,920	$44,670	$12,250	27.4%
Segment operating profit	(1,361)	(931)	(430)	(46.2)

The higher net sales from our Other segment primarily resulted from an immaterial change in the way we recognized sales to third party suppliers in 2006. The full year change was reflected in 2006 with a $5 million impact on net sales and minimal impact on segment operating profit. Net sales in this segment are generated for the purpose of maintaining asset utilization at certain manufacturing facilities.

General Corporate Expenses

General corporate expenses were lower in 2007 compared to 2006 primarily due to lower spin off and related charges of $45 million, amortization of gain on postretirement benefits of $7 million and a $3 million reduction in pension expense related to the final separation of our pension plan assets and liabilities from those of Sara Lee. These lower expenses were partially offset by higher stand alone expenses associated with being an independent company of $7 million and $4 million of higher expenses in numerous other areas.

Consolidated Results of Operations — Six Months Ended December 30, 2006 Compared with Six Months Ended December 31, 2005

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(unaudited)
	(dollars in thousands)

Net sales	$2,250,473	$2,319,839	$(69,366)	(3.0)%
Cost of sales	1,530,119	1,556,860	(26,741)	(1.7)

Gross profit	720,354	762,979	(42,625)	(5.6)
Selling, general and administrative expenses	547,469	505,866	41,603	8.2
Gain on curtailment of postretirement benefits	(28,467)	—	28,467	NM
Restructuring	11,278	(339)	11,617	NM

Operating profit	190,074	257,452	(67,378)	(26.2)
Other expenses	7,401	—	7,401	NM
Interest expense, net	70,753	8,412	62,341	741.1

Income before income tax expense	111,920	249,040	(137,120)	(55.1)
Income tax expense	37,781	60,424	(22,643)	(37.5)

Net income	$74,139	$188,616	$(114,477)	(60.7)%

Net Sales

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Net sales	$2,250,473	$2,319,839	$(69,366)	(3.0)%

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

Cost of Sales

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Cost of sales	$1,530,119	$1,556,860	$(26,741)	(1.7)%

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

Gross Profit

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Gross profit	$720,354	$762,979	$(42,625)	(5.6)%

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

Selling, General and Administrative Expenses

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$547,469	$505,866	$41,603	8.2%

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

Gain on Curtailment of Postretirement Benefits

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Gain on curtailment of postretirement benefits	$(28,467)	$—	$28,467	NM

In December 2006, we notified retirees and employees that we would phase out premium subsidies for early retiree medical coverage and move to an access-only plan for early retirees by the end of 2007. We also decided to eliminate the medical plan for retirees ages 65 and older as a result of coverage available under the expansion of Medicare with Part D drug coverage and eliminate future postretirement life benefits. The gain on curtailment represents the unrecognized amounts associated with prior plan amendments that were being amortized into income over the remaining service period of the participants prior to the December 2006 amendments. We recorded postretirement benefit income related to this plan in 2007, primarily representing the amortization of negative prior service costs, which was partially offset by service costs, interest costs on the accumulated benefit obligation and actuarial gains and losses accumulated in the plan. We recorded a final gain on curtailment of plan benefits in December 2007.

Restructuring

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Restructuring	$11,278	$(339)	$11,617	NM

During the six months ended December 30, 2006, we approved actions to close four textile and sewing plants in the United States, Puerto Rico and Mexico and consolidate three distribution centers in the United States. These actions resulted in a charge of $11 million, representing costs associated with the planned termination of 2,989 employees for employee termination and other benefits in accordance with benefit plans previously communicated to the affected employee group. In connection with these restructuring actions, a charge of $21 million for accelerated depreciation of buildings and equipment is reflected in the “Cost of sales” line of the Consolidated Statement of Income. These actions were expected to be completed in early 2007. These actions, which are a continuation of our long-term global supply chain globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, improved alignment of sewing operations with the flow of textiles, leveraging our large scale in high-volume products and consolidating production capacity.

Operating Profit

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Operating profit	$190,074	$257,452	$(67,378)	(26.2)%

Operating profit for the six months ended December 30, 2006 decreased as compared to the six months ended December 31, 2005 primarily as a result of facility closures announced in the six months ended December 30, 2006 and restructuring related costs of $32 million, higher non-recurring spin off and related charges of $17 million, higher costs associated with being an independent company of $10 million, unusual charges of $35 million primarily to exit certain contracts and low margin product lines, charges to exit certain license agreements and additional investments in our brands. In addition, we experienced higher cotton and production related costs of $29 million, lower gross margin from lower net sales of $16 million and slightly higher selling, general and administrative spending of approximately $10 million in numerous areas such as technology consulting, distribution, severance and market research. These higher costs were offset partially by favorable spending from our prior year restructuring actions, manufacturing cost savings initiatives, a favorable impact of shifting certain production to lower cost locations and lower corporate allocations from Sara Lee totaling $59 million and the gain on curtailment of postretirement benefits of $28 million.

Other Expenses

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Other expenses	$7,401	$—	$7,401	NM

In connection with the offering of the Floating Rate Senior Notes we recognized a $6 million loss on early extinguishment of debt for unamortized debt issuance costs on the Bridge Loan Facility entered into in connection with the spin off from Sara Lee. We recognized approximately $1 million loss on early extinguishment of debt related to unamortized debt issuance costs on the Senior Secured Credit Facility for the prepayment of $100 million of principal in December 2006.

Interest Expense, net

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$70,753	$8,412	$62,341	741.1%

In connection with the spin off, we incurred $2.6 billion of debt pursuant to the Senior Secured Credit Facility, the Second Lien Credit Facility and the Bridge Loan Facility, $2.4 billion of the proceeds of which was paid to Sara Lee. As a result, our net interest expense in the six months ended December 30, 2006 was substantially higher than in the comparable period.

Under the Credit Facilities, we are required to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. During the six months ended December 30, 2006, we entered into various hedging arrangements whereby we capped the interest rate on $1 billion of our floating rate debt at 5.75%. We also entered into interest rate swaps tied to the 3-month London Interbank Offered Rate, or “LIBOR,” whereby we fixed the interest rate on an aggregate of $500 million of our floating rate debt at a blended rate of approximately 5.16%. Approximately 60% of our total debt outstanding at December 30, 2006 was at a fixed or capped rate. There was no hedge ineffectiveness during the six months ended December 30, 2006 period related to these instruments.

In December 2006, we completed the offering of $500 million aggregate principal amount of the Floating Rate Senior Notes. The Floating Rate Senior Notes bear interest at a per annum rate, reset semiannually, equal to the six month LIBOR plus a margin of 3.375 percent. The proceeds from the offering were used to repay all outstanding borrowings under the Bridge Loan Facility.

Income Tax Expense

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Income tax expense	$37,781	$60,424	$(22,643)	(37.5)%

Our effective income tax rate increased from 24.3% for the six months ended December 31, 2005 to 33.8% for the six months ended December 30, 2006. The increase in our effective tax rate as an independent company is attributable primarily to the expiration of tax incentives for manufacturing in Puerto Rico of $9 million, which were repealed effective for the periods after July 1, 2006, higher taxes on remittances of foreign earnings for the period of $9 million and $5 million tax effect of lower unremitted earnings from foreign subsidiaries in the six months ended December 30, 2006 taxed at rates less than the U.S. statutory rate. The tax expense for both periods was impacted by a number of significant items that are set out in the reconciliation of our effective tax rate to the U.S. statutory rate in Note 17 titled “Income Taxes” to our Consolidated Financial Statements.

Net Income

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Net income	$74,139	$188,616	$(114,477)	(60.7)%

Net income for the six months ended December 30, 2006 was lower than for the six months ended December 31, 2005 primarily as a result of reduced operating profit, increased interest expense, higher incomes taxes as an independent company and losses on early extinguishment of debt.

Operating Results by Business Segment — Six Months Ended December 30, 2006 Compared with Six Months Ended December 31, 2005

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)
	(unaudited)

Net sales:
Innerwear	$1,295,868	$1,347,582	$(51,714)	(3.8)%
Outerwear	616,298	603,585	12,713	2.1
Hosiery	144,066	155,897	(11,831)	(7.6)
International	197,729	195,980	1,749	0.9
Other	19,381	36,096	(16,715)	(46.3)

Total net segment sales	2,273,342	2,339,140	(65,798)	(2.8)
Intersegment	(22,869)	(19,301)	3,568	18.5

Total net sales	$2,250,473	$2,319,839	$(69,366)	(3.0)%

Segment operating profit:
Innerwear	$172,008	$192,449	$(20,441)	(10.6)%
Outerwear	21,316	49,248	(27,932)	(56.7)
Hosiery	36,205	26,531	9,674	36.5
International	15,236	16,574	(1,338)	(8.1)
Other	(288)	1,202	(1,490)	NM

Total segment operating profit	244,477	286,004	(41,527)	(14.5)
Items not included in segment operating profit:
General corporate expenses	(46,927)	(24,846)	22,081	88.9
Amortization of trademarks and other intangibles	(3,466)	(4,045)	(579)	(14.3)
Gain on curtailment of postretirement benefits	28,467	—	28,467	NM
Restructuring	(11,278)	339	11,617	NM
Accelerated depreciation included in cost of sales	(21,199)	—	21,199	NM

Total operating profit	190,074	257,452	(67,378)	(26.2)
Other expenses	(7,401)	—	7,401	NM
Interest expense, net	(70,753)	(8,412)	62,341	NM

Income before income tax expense	$111,920	$249,040	$(137,120)	(55.1)%

Innerwear

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Net sales	$1,295,868	$1,347,582	$(51,714)	(3.8)%
Segment operating profit	172,008	192,449	(20,441)	(10.6)

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

Outerwear

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Net sales	$616,298	$603,585	12,713	2.1%
Segment operating profit	21,316	49,248	(27,932)	(56.7)

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

Hosiery

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Net sales	$144,066	$155,897	$(11,831)	(7.6)%
Segment operating profit	36,205	26,531	9,674	36.5

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

Segment operating profit increased due primarily to $10 million of lower allocated selling, general and administrative expenses.

International

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Net sales	$197,729	$195,980	$1,749	0.9%
Segment operating profit	15,236	16,574	(1,338)	(8.1)

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

Other

	Six Months	Six Months
	Ended	Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Net sales	$19,381	$36,096	$(16,715)	(46.3)%
Segment operating profit	(288)	1,202	(1,490)	NM

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

Consolidated Results of Operations — Year Ended July 1, 2006 Compared with Year Ended July 2, 2005

	Year Ended	Year Ended
	July 1,	July 2,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Net sales	$4,472,832	$4,683,683	$(210,851)	(4.5)%
Cost of sales	2,987,500	3,223,571	(236,071)	(7.3)

Gross profit	1,485,332	1,460,112	25,220	1.7
Selling, general and administrative expenses	1,051,833	1,053,654	(1,821)	(0.2)
Restructuring	(101)	46,978	(47,079)	NM

Operating profit	433,600	359,480	74,120	20.6
Interest expense, net	17,280	13,964	3,316	23.7

Income before income tax expense	416,320	345,516	70,804	20.5
Income tax expense	93,827	127,007	(33,180)	(26.1)

Net income	$322,493	$218,509	$103,984	47.6%

Net Sales

	Year Ended	Year Ended
	July 1,	July 2,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Net sales	$4,472,832	$4,683,683	$(210,851)	(4.5)%

Net sales declined primarily due to the $142 million impact from the discontinuation of low-margin product lines in the Innerwear, Outerwear and International segments and a $48 million decline in sheer hosiery sales. Other factors netting to $21 million of this decline include lower selling prices and changes in product sales mix.

Cost of Sales

	Year Ended	Year Ended
	July 1,	July 2,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Cost of sales	$2,987,500	$3,223,571	($236,071)	(7.3%)

Cost of sales declined year over year primarily as a result of the decline in net sales. As a percent of net sales, gross margin increased from 31.2% in 2005 to 33.2% in 2006. The increase in gross margin percentage was primarily due to a $140 million impact from lower cotton costs, and lower charges for slow moving and obsolete inventories and a $13 million impact from the benefits of prior year restructuring actions partially offset by an $84 million impact of lower selling prices and changes in product sales mix. Although our 2006 results benefitted from lower cotton prices, we anticipate cotton costs to increase in future periods.

Selling, General and Administrative Expenses

	Year Ended	Year Ended
	July 1,	July 2,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$1,051,833	$1,053,654	($1,821)	(0.2%)

Selling, general and administrative expenses declined due to a $31 million benefit from prior year restructuring actions, an $11 million reduction in variable distribution costs and a $7 million reduction in pension plan expense. These decreases were partially offset by a $47 million decrease in recovery of bad debts, higher share-based compensation expense, increased advertising and promotion costs and higher costs incurred related to the spin off. Measured as a percent of net sales, selling, general and administrative expenses increased from 22.5% in 2005 to 23.5% in 2006.

Restructuring

	Year Ended	Year Ended
	July 1,	July 2,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Restructuring	$(101)	$46,978	$(47,079)	NM

The charge for restructuring in 2005 is primarily attributable to costs for severance actions related to the decision to terminate 1,126 employees, most of whom are located in the United States. The income from restructuring in 2006 resulted from the impact of certain restructuring actions that were completed for amounts more favorable than originally expected which is partially offset by $4 million of costs associated with the decision to terminate 449 employees.

Operating Profit

	Year Ended	Year Ended
	July 1,	July 2,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Operating profit	$433,600	$359,480	$74,120	20.6%

Operating profit in 2006 was higher than in 2005 as a result of the items discussed above.

Interest Expense, net

	Year Ended	Year Ended
	July 1,	July 2,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$17,280	$13,964	$3,316	23.7%

Interest expense decreased year over year as a result of lower average balances on borrowings from Sara Lee. Interest income decreased significantly as a result of lower average cash balances.

Income Tax Expense

	Year Ended	Year Ended
	July 1,	July 2,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Income tax expense	$93,827	$127,007	$(33,180)	(26.1)%

Our effective income tax rate decreased from 36.8% in 2005 to 22.5% in 2006. The decrease in our effective tax rate is attributable primarily to an $81.6 million charge in 2005 related to the repatriation of the earnings of foreign subsidiaries to the United States. Of this total, $50.0 million was recognized in connection with the remittance of current year earnings to the United States, and $31.6 million related to earnings repatriated under the provisions of the American Jobs Creation Act of 2004. The tax expense for both periods was impacted by a number of significant items which are set out in the reconciliation of our effective tax rate to the U.S. statutory rate in Note 17 titled “Income Taxes” to our Consolidated Financial Statements.

Net Income

	Year Ended	Year Ended
	July 1,	July 2,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Net income	$322,493	$218,509	$103,984	47.6%

Net income in 2006 was higher than in 2005 as a result of the items discussed above.

Operating Results by Business Segment — Year Ended July 1, 2006 Compared with Year Ended July 2, 2005

	Year Ended	Year Ended
	July 1,	July 2,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$2,627,101	$2,703,637	$(76,536)	(2.8)%
Outerwear	1,140,703	1,198,286	(57,583)	(4.8)
Hosiery	290,125	338,468	(48,343)	(14.3)
International	398,157	399,989	(1,832)	(0.5)
Other	62,809	88,859	(26,050)	(29.3)

Total net segment sales	4,518,895	4,729,239	(210,344)	(4.4)
Intersegment	(46,063)	(45,556)	507	1.1

Total net sales	$4,472,832	$4,683,683	$(210,851)	(4.5)%

Segment operating profit:
Innerwear	$344,643	$300,796	$43,847	14.6%
Outerwear	74,170	68,301	5,869	8.6
Hosiery	39,069	40,776	(1,707)	(4.2)
International	37,003	32,231	4,772	14.8
Other	127	(174)	301	NM

Total segment operating profit	495,012	441,930	53,082	12.0
Items not included in segment operating profit:
General corporate expenses	(52,482)	(21,823)	30,659	140.5
Amortization of trademarks and other identifiable intangibles	(9,031)	(9,100)	(69)	(0.8)
Restructuring	101	(46,978)	(47,079)	NM
Accelerated depreciation included in cost of sales	—	(4,549)	(4,549)	NM

Total operating profit	433,600	359,480	74,120	20.6
Interest expense, net	(17,280)	(13,964)	3,316	23.7

Income before income tax expense	$416,320	$345,516	$70,804	20.5%

Innerwear

	Year Ended	Year Ended
	July 1,	July 2,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Net sales	$2,627,101	$2,703,637	$(76,536)	(2.8)%
Segment operating profit	344,643	300,796	43,847	14.6

Net sales in the Innerwear segment decreased primarily due to a $65 million impact of our discontinuation of certain sleepwear, thermal and private label product lines and the closure of certain retail stores. Net sales were also negatively impacted by $15 million of lower sock sales due to both lower shipment volumes and lower pricing.

Gross profit percentage in the Innerwear segment increased from 35.1% in 2005 to 37.2% in 2006, reflecting a $78 million impact of lower charges for slow moving and obsolete inventories, lower cotton costs and benefits from prior restructuring actions, partially offset by lower gross margins for socks due to pricing pressure and mix.

The increase in Innerwear segment operating profit is primarily attributable to the increase in gross margin and a $37 million impact of lower allocated selling expenses and other selling, general and administrative expenses due to headcount reductions. This is partially offset by $21 million related to higher allocated media advertising and promotion costs.

Outerwear

	Year Ended	Year Ended
	July 1,	July 2,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Net sales	$1,140,703	$1,198,286	$(57,583)	(4.8)%
Segment operating profit	74,170	68,301	5,869	8.6

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

Gross profit percentage in the Outerwear segment increased from 18.9% in 2005 to 20.0% in 2006, reflecting a $72 million impact of lower charges for slow moving and obsolete inventories, lower cotton costs, benefits from prior restructuring actions and the exit of certain lower-margin fleece product lines, partially offset by pricing pressures and an unfavorable sales mix of t-shirts sold in the embellishment channel.

The increase in Outerwear segment operating profit is primarily attributable to a higher gross profit percentage and a $7 million impact of lower allocated selling, general and administrative expenses due to the benefits of prior restructuring actions.

Hosiery

	Year Ended	Year Ended
	July 1,	July 2,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Net sales	$290,125	$338,468	$(48,343)	(14.3)%
Segment operating profit	39,069	40,776	(1,707)	(4.2)

Net sales in the Hosiery segment decreased primarily due to the continued decline in sheer hosiery consumption in the United States. Outside unit volumes in the Hosiery segment decreased by 13% in 2006, with an 11% decline in L’eggs volume to mass retailers and food and drug stores and a 22% decline in Hanes volume to department stores. Overall the hosiery market declined 11%.

Gross profit percentage in the Hosiery segment increased from 38.0% in 2005 to 40.2% in 2006. The increase resulted primarily from improved product sales mix and pricing.

The decrease in Hosiery segment operating profit is primarily attributable to lower sales volume.

International

	Year Ended	Year Ended
	July 1,	July 2,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Net sales	$398,157	$399,989	$(1,832)	(0.5)%
Segment operating profit	37,003	32,231	4,772	14.8

Net sales in the International segment decreased primarily as a result of $4 million in lower sales in Latin America which were mainly the result of a $13 million impact from our exit of certain low-margin product lines. Changes in foreign currency exchange rates increased net sales by $10 million.

Gross profit percentage increased from 39.1% in 2005 to 40.6% in 2006. The increase is due to lower allocated selling, general and administrative expenses and margin improvements in sales in Canada resulting from greater purchasing power for contracted goods.

The increase in International segment operating profit is primarily attributable to a $7 million impact of improvements in gross profit in Canada.

Other

	Year Ended	Year Ended
	July 1,	July 2,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)

Net sales	$62,809	$88,859	$(26,050)	(29.3)%
Segment operating profit	127	(174)	301	NM

Net sales decreased primarily due to the acquisition of National Textiles, L.L.C. in September 2005 which caused a $72 million decline as sales to this business were previously included in net sales prior to the acquisition. Sales to National Textiles, L.L.C. subsequent to the acquisition of this business are eliminated for purposes of segment reporting. This decrease was partially offset by $40 million in fabric sales to third parties by National Textiles, L.L.C. subsequent to the acquisition. An additional offset was related to increased sales of $7 million due to the acquisition of a Hong Kong based sourcing business at the end of 2005.

Gross profit and segment operating profit remained flat as compared to 2005. As sales in this segment are generated for the purpose of maintaining asset utilization at certain manufacturing facilities, gross profit and operating profit are lower than those of our other segments.

General Corporate Expenses

General corporate expenses not allocated to the segments increased in 2006 from 2005 as a result of higher incurred costs related to the spin off.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are our cash flows from operating activities and availability under our revolving loan facility. We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. For the year ended December 29, 2007, we generated $359 million in cash from operating activities and have $174 million in cash and cash equivalents at December 29, 2007. Barring unforeseen events, we expect cash flows from operating activities to be consistent in 2008 and in future years. In addition, at December 29, 2007, our $500 million revolving loan facility remains undrawn and, after taking into account outstanding letters of credit, has

$430 million available for borrowing. We believe that our cash provided from operating activities, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet presently foreseeable financial requirements.

The following has or is expected to impact liquidity:

•	we have principal and interest obligations under our long-term debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to add new manufacturing capacity in Central America, the Caribbean Basin and Asia;

•	we may need to decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly decrease our effective income tax rate; and

•	we expect to repurchase up to 10 million shares of our stock in the open market over the next few years, 1.6 million of which we have purchased as of December 29, 2007.

We expect to continue the restructuring efforts that we have undertaken since the spin off from Sara Lee. The implementation of these efforts, which are designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs and savings. As further plans are developed and approved by management and in some cases our board of directors, we expect to recognize additional restructuring to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. As part of our efforts to consolidate our operations, we also expect to continue to incur costs associated with the integration of our information technology systems across our company over the next several years. This process involves the replacement of eight independent information technology platforms so that our business functions are served by fewer platforms.

While capital spending could vary significantly from year to year, we anticipate that our capital spending over the next three years could be as high as $500 million as we execute our supply chain consolidation and globalization strategy and complete the integration and consolidation of our technology systems. Capital spending in any given year over the next three years could be as high as $100 million in excess of our annual depreciation and amortization expense until the completion of actions related to our globalization strategy at which time we would expect our annual capital spending to be relatively comparable to our annual depreciation and amortization expense. The majority of our capital spending will be focused on growing our supply chain operations in Central America, the Caribbean Basin, and Asia. These locations will enable us to expand and leverage our large production scale as we balance our supply chain across hemispheres. In 2007, we acquired our second offshore textile plant, the 1,300-employee textile manufacturing operations of Industrias Duraflex, S.A. de C.V., in San Juan Opico, El Salvador. This acquisition provides a textile base in Central America from which to expand and leverage our large scale as well as supply our sewing network throughout Central America. Also, we announced plans in 2007 to build a textile production plant in Nanjing, China, which will be our first company-owned textile production facility in Asia. The Nanjing textile facility will enable us to expand and leverage our production scale in Asia as we balance our supply chain across hemispheres. In December 2007, we acquired the 900-employee sheer hosiery facility in Las Lourdes, El Salvador of Inversiones Bonaventure, S.A. de C.V. For the past 12 years, these operations had been a primary contract sewing operation for Hanes and L’eggs hosiery products. The acquisition streamlines a critical part of our overall hosiery supply chain and is part of our strategy to operate larger, company-owned production facilities.

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

As a result of provisions of the Pension Protection Act of 2006, we are required by law, commencing with plan years beginning after 2007, to make larger contributions to our pension plans than Sara Lee made with respect to these plans in past years. However, the final separation of our pension plan assets and liabilities from those of Sara Lee in 2007 resulted in a higher total amount of pension assets being transferred to us than was originally estimated prior to the spin off which, together with our voluntary contributions of $48 million in 2006 and $48 million in 2007 to our pension plans, has resulted in our U.S. qualified pension plans currently being approximately 97% funded which should result in minimal pension funding requirements in the future.

Consolidated Cash Flows

The information presented below for the year ended December 29, 2007 was derived from our consolidated financial statements. The unaudited information presented for the twelve months ended December 30, 2006 is presented due to the change in our fiscal year end and was derived by combining the six months ended July 1, 2006 and the six months ended December 30, 2006.

	Year Ended	Year Ended
	December 29,	December 30,
	2007	2006
		(unaudited)
	(dollars in thousands)

Cash flows from operating activities	$359,040	$280,213
Cash flows from investing activities	(101,085)	(81,102)
Cash flows from financing activities	(243,379)	(555,876)
Effect of changes in foreign currency exchange rates on cash	3,687	2,106

Increase (decrease) in cash and cash equivalents	$18,263	$(354,659)
Cash and cash equivalents at beginning of year	155,973	510,632

Cash and cash equivalents at end of year	$174,236	$155,973

Net Cash from Operating Activities

Net cash provided by operating activities was $359 million in the year ended December 29, 2007 compared to $280 million in the year ended December 30, 2006. The higher cash provided from operating activities of $79 million was primarily the result of better management of working capital, partially offset by lower earnings in the business primarily attributable to higher interest expense, a higher effective income tax rate and higher restructuring and related charges which was partially offset by lower selling, general and administrative expenses. The net cash provided by operating activities for year ended December 29, 2007 and the year ended December 30, 2006 reflect $48 million in pension contributions each year.

Net Cash Used in Investing Activities

Net cash used in investing activities was $101 million in the year ended December 29, 2007 compared to $81 million in the year ended December 30, 2006. The higher cash used in investing activities of $20 million was primarily the result of acquiring of the textile manufacturing operations of Industrias Duraflex, S.A. de C.V. in El Salvador and a sheer hosiery sewing facility operation in El Salvador and slightly higher purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities was $243 million in the year ended December 29, 2007 compared to $556 million in the year ended December 30, 2006. The lower cash used in financing activities of $313 million was primarily the result of the elimination of net transactions with parent companies and related entities subsequent to the spin off from Sara Lee on September 5, 2006, the incurrence of $2.6 billion of indebtedness offset by payments of $2.4 billion to Sara Lee in connection with the spin off and lower net borrowings and repayments on notes payable in 2007, partially offset by an increase in repayments of debt under credit facilities and share repurchases in 2007.

On November 27, 2007, we entered into the Receivables Facility, which provides for borrowings up to $250 million. We used all $250 million of the proceeds from the Receivables Facility to make a prepayment of principal under the Senior Secured Credit Facility.

In addition to the prepayment of principal in connection with the Receivables Facility, we repaid $178 million of long-term debt, of which $175 million was a prepayment during the year ended December 29, 2007. We repurchased $44 million of company stock pursuant to a program approved by the Board of Directors in January 2007 which authorizes the repurchase of up to 10 million shares of our common stock.

Cash and Cash Equivalents

As of December 29, 2007 and December 30, 2006, cash and cash equivalents were $174 million and $156 million, respectively. The higher cash and cash equivalents as of December 29, 2007 was primarily the result of management of working capital, partially offset by lower net income, the repayment of debt under credit facilities and the purchase of 1.6 million shares of our common stock in 2007.

Financing Arrangements

We believe our financing structure provides a secure base to support our ongoing operations and key business strategies.

In November 2007, Standard & Poor’s Ratings Services raised its outlook to ‘positive’ from ‘stable’ and affirmed its ‘B+’ corporate credit rating for us. Standard & Poor’s stated that the revision reflects the positive momentum since the spin off from Sara Lee on September 5, 2006 and also stated that our credit protection measures and operating results are in line with Standard & Poor’s expectations.

In connection with the spin off, on September 5, 2006, we entered into the $2.15 billion Senior Secured Credit Facility which includes a $500 million revolving loan facility, or the “Revolving Loan Facility,” that was undrawn at the time of the spin off, the $450 million Second Lien Credit Facility and the $500 million Bridge Loan Facility. As a result of this debt incurrence, the amount of interest expense increased significantly in periods after the spin off. We paid $2.4 billion of the proceeds of these borrowings to Sara Lee in connection with the consummation of the spin off. As of December 29, 2007, we had $430 million of borrowing availability under the Revolving Loan Facilty after taking into account outstanding letters of credit. The Bridge Loan Facility was paid off in full through the issuance of the $500 million of Floating Rate Senior Notes issued in December 2006. On November 27, 2007, we entered into the Receivables Facility which provides for up to $250 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. The proceeds from the Receivables Facility were used to pay off a portion of the Senior Secured Credit Facility.

Senior Secured Credit Facility

The Senior Secured Credit Facility initially provided for aggregate borrowings of $2.15 billion, consisting of: (i) a $250.0 million Term A loan facility (the “Term A Loan Facility”); (ii) a $1.4 billion Term B loan facility (the “Term B Loan Facility”); and (iii) the $500.0 million Revolving Loan Facility that was undrawn as of December 29, 2007. Any issuance of letters of credit would reduce the amount available under the Revolving Loan Facility. As of December 29, 2007, $70 million of standby and trade letters of credit were issued under this facility and $430 million was available for borrowing. As of December 29, 2007, $139 million and $976 million in principal was outstanding under the Term A Loan Facility and Term B Loan Facility, respectively.

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

The Term A Loan Facility matures on September 5, 2012. The Term A Loan Facility will amortize in an amount per annum equal to the following: year 1 — 5.00%; year 2 — 10.00%; year 3 — 15.00%; year 4 — 20.00%; year 5 — 25.00%; year 6 — 25.00%. The Term B Loan Facility matures on September 5, 2013. The Term B Loan Facility will be repaid in equal quarterly installments in an amount equal to 1% per annum, with the balance due on the maturity date. The Revolving Loan Facility matures on September 5, 2011. All borrowings under the Revolving Loan Facility must be repaid in full upon maturity. Outstanding borrowings under the Senior Secured Credit Facility are prepayable without penalty. As a result of the prepayments of principal we have made, we do not have any mandatory payments of principal in 2008.

At our option, borrowings under the Senior Secured Credit Facility may be maintained from time to time as (a) Base Rate loans, which shall bear interest at the higher of (i) 1/2 of 1% in excess of the federal funds rate and (ii) the rate published in the Wall Street Journal as the “prime rate” (or equivalent), in each case in effect from time to time, plus the applicable margin in effect from time to time (which is currently 0.50% for the Term A Loan Facility and the Revolving Loan Facility and 0.75% for the Term B Loan Facility), or (b) LIBOR-based loans, which shall bear interest at the LIBO Rate (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), as determined by the administrative agent for the respective interest period plus the applicable margin in effect from time to time (which is currently 150% for the Term A Loan Facility and the Revolving Loan Facility and 1.75% for the Term B Loan Facility).

In February 2007, we entered into an amendment to the Senior Secured Credit Facility, pursuant to which the applicable margin with respect to Term B Loan Facility was reduced from 2.25% to 1.75% with respect to LIBOR-based loans and from 1.25% to 0.75% with respect to loans maintained as Base Rate loans. The amendment also provides that in the event that, prior to February 22, 2008, we: (i) incur a new tranche of replacement loans constituting obligations under the Senior Secured Credit Facility having an effective interest rate margin less than the applicable margin for loans pursuant to the Term B Loan Facility (“Term B Loans”), the proceeds of which are used to repay or return, in whole or in part, principal of the outstanding Term B Loans, (ii) consummate any other amendment to the Senior Secured Credit Facility that reduces the applicable margin for the Term B Loans, or (iii) incur additional Term B loans having an effective interest rate margin less than the applicable margin for Term B Loans, the proceeds of which are used in whole or in part to prepay or repay outstanding Term B Loans, then in any such case, we will pay to the Administrative Agent, for the ratable account of each Lender with outstanding Term B Loans, a fee in an amount equal to 1.0% of the aggregate principal amount of all Term B Loans being replaced on such date immediately prior to the effectiveness of such transaction.

The Senior Secured Credit Facility requires us to comply with customary affirmative, negative and financial covenants. The Senior Secured Credit Facility requires that we maintain a minimum interest coverage ratio and a maximum total debt to earnings before income taxes, depreciation expense and amortization, or “EBITDA” ratio. The interest coverage covenant requires that the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense for such period shall not be less than a specified ratio for each fiscal quarter ending after December 15, 2006. This ratio was 2:25 to 1 for the quarter ended December 29, 2007 and will increase over time until it reaches 3.25 to 1 for fiscal quarters ending after October 15, 2009. The total debt to EBITDA covenant requires that the ratio of our total debt to our EBITDA for the preceding four fiscal quarters will not be more than a specified ratio for each fiscal quarter ending after December 15, 2006. This ratio was 4.50 to 1 for the quarter ended December 29, 2007 will decline over time until it reaches 3 to 1 for fiscal quarters ending after October 15, 2009. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility. As of December 29, 2007, we were in compliance with all covenants.

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

The Second Lien Credit Facility requires us to comply with customary affirmative, negative and financial covenants. The Second Lien Credit Facility requires that we maintain a minimum interest coverage ratio and a maximum total debt to earnings before income taxes, depreciation expense and amortization, or “EBITDA” ratio. The interest coverage covenant requires that the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense for such period shall not be less than a specified ratio for each fiscal quarter ending after December 15, 2006. This ratio was 1:75 to 1 for the quarter ended December 29, 2007 and will increase over time until it reaches 2.5 to 1 for fiscal quarters ending after April 15, 2009. The total debt to EBITDA covenant requires that the ratio of our total debt to our EBITDA for the preceding four fiscal quarters will not be more than a specified ratio for each fiscal quarter ending after December 15, 2006. This ratio was 5 to 1 for the quarter ended December 29, 2007 will decline over time until it reaches 3.75 to 1 for fiscal quarters ending after October 15, 2009. The method of calculating all of the components used in the covenants is included in the Second Lien Credit Facility. As of December 29, 2007, we were in compliance with all covenants.

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

The Second Lien Credit Facility matures on March 5, 2014, and includes premiums for prepayment of the loan prior to September 5, 2009 based on the timing of the prepayment. The Second Lien Credit Facility will not amortize and will be repaid in full on its maturity date.

Floating Rate Senior Notes

On December 14, 2006, we issued $500.0 million aggregate principal amount of the Floating Rate Senior Notes. The Floating Rate Senior Notes are senior unsecured obligations that rank equal in right of payment with all of our existing and future unsubordinated indebtedness. The Floating Rate Senior Notes bear interest at an annual rate, reset semi-annually, equal to LIBOR plus 3.375%. Interest is payable on the Floating Rate Senior Notes on June 15 and December 15 of each year. The Floating Rate Senior Notes will mature on December 15, 2014. The net proceeds from the sale of the Floating Rate Senior Notes were approximately

$492.0 million. As noted above, these proceeds, together with our working capital, were used to repay in full the $500 million outstanding under the Bridge Loan Facility. The Floating Rate Senior Notes are guaranteed by substantially all of our domestic subsidiaries.

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

Accounts Receivable Securitization

On November 27, 2007, we entered into the Receivables Facility, which provides for up to $250 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. The Receivables Facility will terminate on November 27, 2010. Under the terms of the Receivables Facility, the company sells, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly-owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits that issue commercial paper in the short-term market and are not affiliated with us or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on our Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes. The borrowings under the Receivables Facility remain outstanding throughout the term of the agreement subject to our maintaining sufficient eligible receivables by continuing to sell trade receivables to Receivables LLC unless an event of default occurs. Availability of funding under the facility depends primarily upon the eligible outstanding receivables balance. As of December 29, 2007, we had $250 million outstanding under the Receivables Facility. The outstanding balance under the Receivables Facility is reported on the Company’s Consolidated Balance Sheet in long-term debt based on the three-year term of the agreement and the fact that remittances on the receivables do not automatically reduce the outstanding borrowings.

We used all $250 million of the proceeds from the Receivables Facility to make a prepayment of principal under the Senior Secured Credit Facility. Unless the conduits fail to fund, the yield on the commercial paper is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. If the conduits fail to fund, the Receivables Facility would be funded through committed bank purchasers, and the interest rate payable at our option at the rate announced from time to time by JPMorgan as its prime rate or at the LIBO Rate (as defined in the Receivables Facility) plus the applicable margin in effect from time to time. The average blended rate utilized for the period from November 27, 2007 through December 29, 2007 was 5.93%.

Notes Payable

Notes payable were $19.6 million at December 29, 2007 and $14.3 million at December 30, 2006.

We have a short-term revolving facility arrangement with a Chinese branch of a U.S. bank amounting to RMB 56 million ($7,661) of which $6,334 was outstanding at December 29, 2007 which accrues interest at

5.59%. Borrowings under the facility accrue interest at the prevailing base lending rates published by the People’s Bank of China from time to time less 10%. We were in compliance with the covenants contained in this facility at December 29, 2007.

We have a short-term revolving facility arrangement with an Indian branch of a U.S. bank amounting to INR 259 million ($6,560) of which $6,245 was outstanding at December 29, 2007 which accrues interest at 10.5%. We were in compliance with the covenants contained in this facility at December 29, 2007.

We have other short-term obligations amounting to $6,998 which consisted of a short-term revolving facility arrangement with a Japanese branch of a U.S. bank amounting to JPY 1,100 million ($9,671) of which $2,010 was outstanding at December 29, 2007 which accrues interest at 2.50%, multiple short-term credit facilities and promissory notes acquired as part of our acquisition of a sewing facility in Thailand, totaling THB 200 million ($6,612) of which $1,339 was outstanding at December 29, 2007 which accrues interest at an average rate of 5.59%, and a short-term revolving facility arrangement with a Mexican branch of a U.S. bank amounting to MXN 163 million ($15,024) of which $3,649 was outstanding at December 29, 2007 which accrues interest at 9.42%. We were in compliance with the covenants contained in the facilities at December 29, 2007.

In addition, we have short-term revolving credit facilities in various other locations that can be drawn on from time to time amounting to $64 million of which $0 was outstanding at December 29, 2007.

In connection with the acquisition of Industrias Duraflex, S.A. de C.V. in August, 2007, we issued a non-interest bearing note payable to the former owners in the amount of $27 million that was paid in full as of December 29, 2007.

Derivatives

We are required under the Senior Secured Credit Facility and the Second Lien Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. At December 29, 2007, we have outstanding hedging arrangements whereby we capped the interest rate on $950 million of our floating rate debt at 5.75%. We also entered into interest rate swaps tied to the 3-month and 6-month LIBOR rates whereby we fixed the interest rate on an aggregate of $600 million of our floating rate debt at a blended rate of approximately 5.04%. Approximately 67% of our total debt outstanding at December 29, 2007 is at a fixed or capped rate. There was no hedge ineffectiveness during the current period related to these instruments.

We use forward exchange and option contracts to reduce the effect of fluctuating foreign currencies for a portion of our anticipated short-term foreign currency-denominated transactions.

Cotton is the primary raw material we use to manufacture many of our products. We generally purchase our raw materials at market prices. In the year ended July 1, 2006, we started to use commodity financial instruments, options and forward contracts to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedged instrument. We generally do not use commodity financial instruments to hedge other raw material commodity prices.

Off-Balance Sheet Arrangements

We engage in off-balance sheet arrangements that we believe are reasonably likely to have a current or future effect on our financial condition and results of operations. These off-balance sheet arrangements include operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment.

Minimum operating lease obligations are scheduled to be paid as follows: $35.4 million in 2008, $29.6 million in 2009, $25.0 million in 2010, $20.2 million in 2011, $15.1 million in 2012 and $35.2 million thereafter.

Future Contractual Obligations and Commitments

The following table contains information on our contractual obligations and commitments as of December 29, 2007.

	At December 29,	Less Than	Payments Due by Period
	2007	1 Year	1 - 3 Years	3 - 5 Years	Thereafter
			(in thousands)

Long-term debt	$2,315,250	$—	$282,750	$106,250	$1,926,250
Notes payable	19,577	19,577	—	—	—
Interest on debt obligations(1)	991,200	172,027	338,994	298,656	181,523
Operating lease obligations	160,457	35,413	54,584	35,283	35,177
Capital lease obligations including related interest payments	2,051	990	1,009	52	—
Purchase obligations(2)	675,546	603,377	26,718	13,951	31,500
Other long-term obligations(3)	51,072	18,821	8,910	12,707	10,634

Total	$4,215,153	$850,205	$712,965	$466,899	$2,185,084

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at December 29, 2007.

(2)	“Purchase obligations,” as disclosed in the table, are obligations to purchase goods and services in the ordinary course of business for production and inventory needs (such as raw materials, supplies, packaging, and manufacturing arrangements), capital expenditures, marketing services, royalty-bearing license agreement payments and other professional services. This table only includes purchase obligations for which we have agreed upon a fixed or minimum quantity to purchase, a fixed, minimum or variable pricing arrangement, and an approximate delivery date. Actual cash expenditures relating to these obligations may vary from the amounts shown in the table above. We enter into purchase obligations when terms or conditions are favorable or when a long-term commitment is necessary. Many of these arrangements are cancelable after a notice period without a significant penalty. This table omits purchase obligations that did not exist as of December 29, 2007, as well as obligations for accounts payable and accrued liabilities recorded on the balance sheet.

(3)	Represents the projected payment for long-term liabilities recorded on the balance sheet for deferred compensation, deferred income and unrecognized tax benefits in accordance with the FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).

Due to our current funded status of our pension plans, we are not obligated to make any contributions to the plan in the next year. The future timing of the pension funding obligations associated with our defined benefit pension and post-retirement plans beyond the next year is dependent on a number of factors including investment results and other factors that contribute to future pension expense and cannot be reasonably estimated at this time. A discussion of our pension and postretirement plans is included in Notes 15 and 16 to our Consolidated Financial Statements. Our obligations for employee health and property and casualty losses are also excluded from the table.

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

Since the spin off, we have voluntarily contributed $96 million to our pension plans. Additionally, during 2007 we completed the separation of our pension plan assets and liabilities from those of Sara Lee in accordance with governmental regulations, which resulted in a higher total amount of pension plan assets of approximately $74 million being transferred to us than originally was estimated prior to the spin off. Prior to spin off, the fair value of plan assets included in the annual valuations represented a best estimate based upon a percentage allocation of total assets of the Sara Lee trust. Our U.S. qualified pension plans are approximately 97% funded as of December 29, 2007.

Share Repurchase Program

On February 1, 2007, we announced that our Board of Directors granted authority for the repurchase of up to 10 million shares of our common stock. Share repurchases are made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow use to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for our company and certain of our officers and employees pursuant to our insider trading policy. During 2007, we purchased 1.6 million shares of our common stock at a cost of $44.5 million (average price of $27.55). The primary objective of our share repurchase program is to reduce the impact of dilution caused by the exercise of options and vesting of stock unit awards.

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, titled “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our Consolidated Financial Statements, or are the most sensitive to change from outside factors, are the following:

Sales Recognition and Incentives

We recognize revenue when (i) there is persuasive evidence of an arrangement, (ii) the sales price is fixed or determinable, (iii) title and the risks of ownership have been transferred to the customer and (iv) collection of the receivable is reasonably assured, which occurs primarily upon shipment. We record provisions for any uncollectible amounts based upon our historical collection statistics and current customer information. Our management reviews these estimates each quarter and makes adjustments based upon actual experience.

Note 2(d), titled “Summary of Significant Accounting Policies — Sales Recognition and Incentives,” to our Consolidated Financial Statements describes a variety of sales incentives that we offer to resellers and consumers of our products. Measuring the cost of these incentives requires, in many cases, estimating future customer utilization and redemption rates. We use historical data for similar transactions to estimate the cost of current incentive programs. Our management reviews these estimates each quarter and makes adjustments based upon actual experience and other available information. For the year ended December 29, 2007, we changed the manner in which we accounted for cooperative advertising that resulted in a change in the classification from media, advertising and promotion expenses to a reduction of sales. This change in classification was made in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), because the estimated fair value of the identifiable benefit was no longer obtained beginning in 2007.

Catalog Expenses

We incur expenses for printing catalogs for our products to aid in our sales efforts. We initially record these expenses as a prepaid item and charge it against selling, general and administrative expenses over time as the catalog is used. Expenses are recognized at a rate that approximates our historical experience with regard to the timing and amount of sales attributable to a catalog distribution.

Inventory Valuation

We carry inventory on our balance sheet at the estimated lower of cost or market. Cost is determined by the first-in, first-out, or “FIFO,” method for our inventories at December 29, 2007. We carry obsolete, damaged, and excess inventory at the net realizable value, which we determine by assessing historical recovery rates, current market conditions and our future marketing and sales plans. Because our assessment of net realizable value is made at a point in time, there are inherent uncertainties related to our value determination. Market factors and other conditions underlying the net realizable value may change, resulting in further reserve requirements. A reduction in the carrying amount of an inventory item from cost to market value creates a new cost basis for the item that cannot be reversed at a later period. While we believe that adequate write-downs for inventory obsolescence have been provided in the Consolidated Financial Statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future.

Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in cost of sales when the related inventory item is sold.

Income Taxes

Prior to spin off on September 5, 2006, all income taxes were computed and reported on a separate return basis as if we were not part of Sara Lee. Deferred taxes were recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Net operating loss carryforwards had been determined in our Consolidated Financial Statements as if we were separate from Sara Lee, resulting in a different net operating loss carryforward amount than reflected by Sara Lee. Given our continuing losses in certain geographic locations on a separate return basis, a valuation allowance has been established for the deferred tax assets relating to these specific locations. Federal income taxes are provided on that portion of our income of foreign subsidiaries that is expected to be remitted to the United States and be taxable, reflecting the historical decisions made by Sara Lee with regards to earnings permanently reinvested in foreign jurisdictions. In periods after the spin off, we may make different decisions as to the amount of earnings permanently reinvested in foreign jurisdictions, due to anticipated cash flow or other business requirements, which may impact our federal income tax provision and effective tax rate.

We periodically estimate the probable tax obligations using historical experience in tax jurisdictions and our informed judgment. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations. Income tax expense is adjusted in the period in which these events occur, and these adjustments are included in our Consolidated Statements of Income. If such changes take place, there is a risk that our effective tax rate may increase or decrease in any period. In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective during the year ended December 29, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

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

Stock Compensation

We established the Hanesbrands Inc. Omnibus Incentive Plan of 2006, the (“Omnibus Incentive Plan”) to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to our employees, non-employee directors and employees of our subsidiaries to promote the interest of our company and incent performance and retention of employees. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No 123(R), Share-Based Payment. Under SFAS 123R, stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. Estimation of stock-based compensation for stock options granted, utilizing the Black-Scholes option-pricing model, requires various highly subjective assumptions including volatility and expected option life. We use the volatility of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions. We have utilized the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives of options granted during the period. SEC Staff Accounting Bulletin (SAB) No. 110, which was issued in December 2007, amends SEC Staff Accounting Bulletin No. 107 and gives a limited extension on using the simplified method for valuing stock option grants to eligible public companies that do not have sufficient historical exercise patterns on options granted to employees. Further, as required under SFAS No. 123R, we estimate forfeitures for stock-based awards granted, which are not expected to vest. If any of these inputs or assumptions changes significantly, our stock-based compensation expense could be materially different in the future.

Defined Benefit Pension and Postretirement Healthcare and Life Insurance Plans

For a discussion of our net periodic benefit cost, plan obligations, plan assets, and how we measure the amount of these costs, see Notes 15 and 16 titled “Defined Benefit Pension Plans” and “Postretirement Healthcare and Life Insurance Plans,” respectively, to our Consolidated Financial Statements.

In conjunction with the spin off from Sara Lee which occurred on September 5, 2006, we established the Hanesbrands Inc. Pension and Retirement Plan, which assumed the portion of the underfunded liabilities and the portion of the assets of pension plans sponsored by Sara Lee that relate to our employees. In addition, we assumed sponsorship of certain other Sara Lee plans and will continue sponsorship of the Playtex Apparel Inc. Pension Plan and the National Textiles, L.L.C. Pension Plan. As of January 1, 2006, the benefits under these plans were frozen. Since the spin off, we have voluntarily contributed $96 million to our pension plans. Additionally, during 2007 we completed the separation of our pension plan assets and liabilities from those of Sara Lee in accordance with governmental regulations, which resulted in a higher total amount of pension plan assets of approximately $74 million being transferred to us than originally was estimated prior to the spin off. As a result, our U.S. qualified pension plans are approximately 97% funded as of December 29, 2007.

In December 2006, we changed the postretirement plan benefits to (a) pass along a higher share of retiree medical costs to all retirees effective February 1, 2007, (b) eliminate company contributions toward premiums for retiree medical coverage effective December 1, 2007, (c) eliminate retiree medical coverage options for all current and future retirees age 65 and older and (d) eliminate future postretirement life benefits. Gains associated with these plan amendments were amortized throughout the year ended December 29, 2007 in anticipation of the effective termination of the medical plan on December 1, 2007. On December 1, 2007 we effectively terminated all retiree medical coverage. A final gain on curtailment of $32 million was recorded in the Consolidated Statement of Income in the fourth quarter of the year ended December 29, 2007. Concurrently with the termination of the existing plan, we established a new access only plan that is fully paid by the participants.

In September 2006, the Financial Accounting Standards Board, or “FASB,” issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on a company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which we adopted as of and for the six months ended December 30, 2006. The impact of adopting the funded status provisions of SFAS 158 was an increase in assets of $1 million, an increase in liabilities of $26 million and a pretax increase in the accumulated other comprehensive loss of $32 million. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year end, effective for fiscal years ending after December 15, 2008. We adopted the measurement date provision during the year ended December 29, 2007, which had an immaterial impact on beginning retained earnings, accumulated other comprehensive income and pension liabilities.

The net periodic cost of the pension and postretirement plans is determined using projections and actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). The net periodic pension and postretirement income or expense is recognized in the year incurred. Gains and losses, which occur when actual experience differs from actuarial assumptions, are amortized over the average future service period of employees.

Our policies regarding the establishment of pension assumptions are as follows:

•	In determining the discount rate, we utilized the Citigroup Pension Discount Curve (rounded to the nearest 10 basis points) in order to determine a unique interest rate for each plan and match the expected cash flows for each plan.

•	Salary increase assumptions were based on historical experience and anticipated future management actions. The salary increase assumption applies to the Canadian plans and portions of the Hanesbrands nonqualified retirement plans, as benefits under these plans are not frozen.

•	In determining the long-term rate of return on plan assets we applied a proportionally weighted blend between assuming the historical long-term compound growth rate of the plan portfolio would predict the future returns of similar investments, and the utilization of forward looking assumptions.

•	Retirement rates were based primarily on actual experience while standard actuarial tables were used to estimate mortality.

Trademarks and Other Identifiable Intangibles

Trademarks and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles with finite lives, and we do not amortize identifiable intangibles with indefinite lives. We base the estimated useful life of an identifiable intangible asset upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. As of December 29, 2007, the net book value of trademarks and other identifiable intangible assets was $151 million, of which we are amortizing the entire balance. We anticipate that our amortization expense for 2008 will be $10 million.

We evaluate identifiable intangible assets subject to amortization for impairment using a process similar to that used to evaluate asset amortization described below under “— Depreciation and Impairment of Property, Plant and Equipment.” We assess identifiable intangible assets not subject to amortization for impairment at least annually and more often as triggering events occur. In order to determine the impairment of identifiable intangible assets not subject to amortization, we compare the fair value of the intangible asset to its carrying amount. We recognize an impairment loss for the amount by which an identifiable intangible asset’s carrying value exceeds its fair value.

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

Goodwill

As of December 29, 2007, we had $310 million of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. During the third quarter of the year ended December 29, 2007, we changed the timing of our annual goodwill impairment testing to the first day of the third fiscal quarter. Prior to year ended December 29, 2007, our policy was to perform the test at the end of the second fiscal quarter which coincided with Sara Lee’s policy before the spin off. The change in the annual goodwill impairment testing date was made following the change in our fiscal year-end from the Saturday closest to June 30 to the Saturday closest to December 31 and results in the testing continuing to be performed in the middle of our fiscal year. In addition, this change in accounting principle better aligns the annual goodwill impairment test with the timing of our annual long range planning cycle. The change in accounting principle does not delay, accelerate or avoid an impairment charge. Accordingly, we believe that the change in accounting principle described above is preferable under the circumstances.

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

When we recognize an impairment loss for an asset held for use, we depreciate the asset’s adjusted carrying amount over its remaining useful life. We do not restore previously recognized impairment losses if circumstances change.

Insurance Reserves

We maintain insurance coverage for property, workers’ compensation and other casualty programs. We are responsible for losses up to certain limits and are required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends differ from the estimates, the financial results could be impacted.

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

Recently Issued Accounting Standards

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS 159 will have on our results of operations and financial position.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after

December 15, 2008. We are currently evaluating the impact that SFAS 160 will have on our results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices. Our risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations.

Foreign Exchange Risk

We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. Our exposure to foreign exchange rates exists primarily with respect to the Canadian dollar, Mexican peso and Japanese yen against the U.S. dollar. We use foreign exchange forward and option contracts to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward and option contracts. At December 29, 2007, the potential change in fair value of foreign currency derivative instruments, assuming a 10% adverse change in the underlying currency price, was $4.0 million.

Interest Rates

We are required under the Senior Secured Credit Facility and the Second Lien Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. At December 29, 2007, we have outstanding hedging arrangements whereby we capped the interest rate on $950 million of our floating rate debt at 5.75%. We also entered into interest rate swaps tied to the 3-month and 6-month LIBOR rates whereby we fixed the interest rate on an aggregate of $600 million of our floating rate debt at a blended rate of approximately 5.04%. Approximately 67% of our total debt outstanding at December 29, 2007 is at a fixed or capped rate. After giving effect to these arrangements, a 25-basis point movement in the annual interest rate charged on the outstanding debt balances as of December 29, 2007 would result in a change in annual interest expense of $4.3 million.

Commodities

Cotton is the primary raw material we use to manufacture many of our products. In addition, fluctuations in crude oil or petroleum prices may influence the prices of other raw materials we use to manufacture our products, such as chemicals, dyestuffs, polyester yarn and foam. We generally purchase our raw materials at market prices. In the year ended July 1, 2006, we started to use commodity financial instruments to hedge the price of cotton, for which there is a high correlation between costs and the financial instrument. We generally do not use commodity financial instruments to hedge other raw material commodity prices. At December 29, 2007, the potential change in fair value of cotton commodity derivative instruments, assuming a 10% adverse change in the underlying commodity price, was $1.2 million.

Item 8.	Financial Statements and Supplementary Data

Our financial statements required by this item are contained on pages F-1 through F-69 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management’s annual report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to pages F-2 and F-3 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

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

Information required by this Item 10 regarding our executive officers is included in Item 1C of this Annual Report on Form 10-K. We will provide other information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 10 by reference.

Item 11.	Executive Compensation

We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services

We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)-(2) Financial Statements and Schedules

The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Report.

(a)(3) Exhibits

See “Index to Exhibits” beginning on page E-1, which is incorporated by reference herein. The Index to Exhibits lists all exhibits filed with this Report and identifies which of those exhibits are management contracts and compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2008.

HANESBRANDS INC.

/s/  Richard A. Noll
Richard A. Noll
Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Richard A. Noll, E. Lee Wyatt Jr. and Joia M. Johnson, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard A. Noll Richard A. Noll	Chief Executive Officer and Director (principal executive officer)	February 19, 2008

/s/ E. Lee Wyatt Jr. E. Lee Wyatt Jr.	Executive Vice President, Chief Financial Officer (principal financial officer)	February 19, 2008

/s/ Dale W. Boyles Dale W. Boyles	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 19, 2008

/s/ Lee A. Chaden Lee A. Chaden	Chairman of the Board of Directors	February 19, 2008

/s/ Harry A. Cockrell Harry A. Cockrell	Director	February 19, 2008

/s/ Charles W. Coker Charles W. Coker	Director	February 19, 2008

/s/ Bobby J. Griffin Bobby J. Griffin	Director	February 19, 2008

/s/ James C. Johnson James C. Johnson	Director	February 19, 2008

Signature	Capacity	Date

/s/ Jessica T. Mathews Jessica T. Mathews	Director	February 19, 2008

/s/ J. Patrick Mulcahy J. Patrick Mulcahy	Director	February 19, 2008

/s/ Alice M. Peterson Alice M. Peterson	Director	February 19, 2008

/s/ Andrew J. Schindler Andrew J. Schindler	Director	February 19, 2008

INDEX TO EXHIBITS

References in this Index to Exhibits to the “Registrant” are to Hanesbrands Inc. The Registrant will furnish you, without charge, a copy of any exhibit, upon written request. Written requests to obtain any exhibit should be sent to Corporate Secretary, Hanesbrands Inc., 1000 East Hanes Mill Road, Winston-Salem, North Carolina 27105.

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).
3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.12	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.13	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.14	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.15	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.16	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.17	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.18	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.19	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.20	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.21	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.)(incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.22	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.23	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.24	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.25	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.26	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.27	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.28	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.29	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.30	Certificate of Formation of Inner Self LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.31	Limited Liability Company Agreement of Inner Self LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.32	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.33	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C.(incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.34	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.35	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC(incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.36	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.37	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.38	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.39	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.41	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.42	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.43	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.44	Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
4.1	Rights Agreement between Hanesbrands Inc. and Computershare Trust Company, N.A., Rights Agent. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

Exhibit
Number	Description

4.2	Form of Rights Certificate (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
4.3	Placement Agreement, dated December 11, 2006, among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2006).
4.4	Indenture, dated as of December 14, 2006, among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc., and Branch Banking and Trust Company, as Trustee (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006).
4.5	Registration Rights Agreement with respect to Floating Rate Senior Notes due 2014, dated as of December 14, 2006, among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc., and Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., and HSBC Securities (USA) Inc. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006).
10.1	Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.2	Form of Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.3	Form of Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006. (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.4	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006.*
10.5	Form of Non-Employee Director Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.5 to the Registrant’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2007).*
10.6	Hanesbrands Inc. Retirement Savings Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.7	Hanesbrands Inc. Supplemental Employee Retirement Plan (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.8	Hanesbrands Inc. Performance-Based Annual Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.9	Hanesbrands Inc. Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.10	Hanesbrands Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.11	Hanesbrands Inc. Executive Long-Term Disability Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.12	Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (incorporated by reference from Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

Exhibit
Number	Description

10.13	Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.14	Severance/Change in Control Agreement dated September 1, 2006 between the Registrant and Richard A. Noll (incorporated by reference from Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.15	Severance/Change in Control Agreement dated September 1, 2006 between the Registrant and Joan P. McReynolds (incorporated by reference from Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.16	Severance/Change in Control Agreement dated September 1, 2006 between the Registrant and Kevin D. Hall (incorporated by reference from Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.17	Severance/Change in Control Agreement dated September 1, 2006 between the Registrant and Gerald W. Evans Jr. (incorporated by reference from Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.18	Severance/Change in Control Agreement dated September 1, 2006 between the Registrant and E. Lee Wyatt Jr. (incorporated by reference from Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
10.19	Severance/Change in Control Agreement dated September 1, 2006 between the Registrant and Lee A. Chaden (incorporated by reference from Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.20	Severance/Change in Control Agreement dated September 1, 2006 between the Registrant and Kevin W. Oliver (incorporated by reference from Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.21	Severance/Change in Control Agreement dated March 5, 2007 between the Registrant and Joia M. Johnson (incorporated by reference from Exhibit 10.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).*
10.22	Severance/Change in Control Agreement dated January 24, 2008 between the Registrant and William J. Nictakis.*
10.23	Master Separation Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.24	Tax Sharing Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.25	Employee Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.26	Master Transition Services Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.27	Real Estate Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.28	Indemnification and Insurance Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.29	Intellectual Property Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

Exhibit
Number		Description

10.30		First Lien Credit Agreement dated September 5, 2006 (the “Senior Secured Credit Facility”) between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as co-syndication agents and the joint lead arrangers and joint bookrunners, Citicorp USA, Inc. as administrative agent and Citibank, N.A. as collateral agent (incorporated by reference from Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).†
10.31		First Amendment dated February 22, 2007 among the Registrant and the Lenders (as that term is defined in the Senior Secured Credit Facility) to the Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2007).
10.32		Second Lien Credit Agreement dated September 5, 2006 between HBI Branded Apparel Limited, Inc. and the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as co-syndication agents and the joint lead arrangers and joint bookrunners, Citicorp USA, Inc. as administrative agent and Citibank, N.A. as collateral agent (incorporated by reference from Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).†
10.33		Bridge Loan Agreement dated September 5, 2006 between the Registrant, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as co-syndication agents and the joint lead arrangers and joint bookrunners and Morgan Stanley Senior Funding, Inc. as administrative agent (incorporated by reference from Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10	.34 .	Receivables Purchase Agreement dated as of November 27, 2007 among HBI Receivables LLC and the Registrant, JPMorgan Chase Bank, N.A. and HSBC Bank USA, National Association, as committed purchasers, Falcon Asset Securitization Company LLC and Bryant Park Funding LLC, as conduit purchasers, JPMorgan Chase Bank, N.A. and HSBC Securities (USA) Inc., as managing agents, and JPMorgan Chase Bank, N.A., as agent.†
12.1		Ratio of Earnings to Fixed Charges.
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
24.1		Powers of Attorney (included on the signature pages hereto).
31.1		Certification of Richard A. Noll, Chief Executive Officer.
31.2		Certification of E. Lee Wyatt Jr., Chief Financial Officer.
32.1		Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2		Section 1350 Certification of E. Lee Wyatt Jr., Chief Financial Officer.

*	Agreement relates to executive compensation.

†	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

HANESBRANDS

Page

Consolidated Financial Statements
Management’s Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Statements of Income for the year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005	F-4
Consolidated Balance Sheets at December 29, 2007 and December 30, 2006	F-5
Consolidated Statements of Stockholders’ or Parent Companies’ Equity for the year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005	F-6
Consolidated Statements of Cash Flows for the year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts	F-69

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Hanesbrands Inc.

Management’s Report on Internal Control Over Financial Reporting

Management of Hanesbrands Inc. (“Hanesbrands”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a − 15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Hanesbrands’ system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Hanesbrands; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of Hanesbrands are being made only in accordance with authorizations of management and directors of Hanesbrands; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Hanesbrands’ assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of December 29, 2007 based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management determined that Hanesbrands’ internal control over financial reporting was effective as of December 29, 2007.

The effectiveness of our internal control over financial reporting as of December 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hanesbrands Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hanesbrands Inc. at December 29, 2007 and December 30, 2006 and the results of its operations and its cash flows for the year ended December 29, 2007, the six months ended December 30, 2006, and each of the two years in the period ended July 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 15 and 16 to the consolidated financial statements, the Company changed the manner in which it accounts for its defined benefit pension and other postretirement plans effective December 30, 2006 and changed the measurement date for its plan assets and benefit obligations effective December 29, 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Greensboro, North Carolina
February 8, 2008

HANESBRANDS

Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended	Six Months Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Net sales	$4,474,537	$2,250,473	$4,472,832	$4,683,683
Cost of sales	3,033,627	1,530,119	2,987,500	3,223,571

Gross profit	1,440,910	720,354	1,485,332	1,460,112
Selling, general and administrative expenses	1,040,754	547,469	1,051,833	1,053,654
Gain on curtailment of postretirement benefits	(32,144)	(28,467)	—	—
Restructuring	43,731	11,278	(101)	46,978

Operating profit	388,569	190,074	433,600	359,480
Other expenses	5,235	7,401	—	—
Interest expense, net	199,208	70,753	17,280	13,964

Income before income tax expense	184,126	111,920	416,320	345,516
Income tax expense	57,999	37,781	93,827	127,007

Net income	$126,127	$74,139	$322,493	$218,509

Earnings per share:
Basic	$1.31	$0.77	$3.35	$2.27
Diluted	$1.30	$0.77	$3.35	$2.27
Weighted average shares outstanding:
Basic	95,936	96,309	96,306	96,306
Diluted	96,741	96,620	96,306	96,306

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 29,	December 30,
	2007	2006

ASSETS
Cash and cash equivalents	$174,236	$155,973
Trade accounts receivable less allowances of $31,642 at December 29, 2007 and $27,709 at December 30, 2006	575,069	488,629
Inventories	1,117,052	1,216,501
Deferred tax assets	172,909	136,178
Other current assets	55,068	73,899

Total current assets	2,094,334	2,071,180

Property, net	534,286	556,866
Trademarks and other identifiable intangibles, net	151,266	137,181
Goodwill	310,425	281,525
Deferred tax assets	263,157	318,927
Other noncurrent assets	86,015	69,941

Total assets	$3,439,483	$3,435,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$289,166	$221,707
Bank overdraft.	—	834
Accrued liabilities and other:
Payroll and employee benefits	115,133	121,703
Advertising and promotion	85,359	72,436
Freight	36,894	34,296
Restructuring	19,636	17,029
Other	123,217	119,537
Notes payable	19,577	14,264
Current portion of long-term debt	—	9,375

Total current liabilities	688,982	611,181

Long-term debt	2,315,250	2,484,000
Pension and postretirement benefits	38,657	203,750
Other noncurrent liabilities	107,690	67,418

Total liabilities	3,150,579	3,366,349

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value) Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value) Issued and outstanding — 95,232,478 at December 29, 2007 and 96,312,458 at December 30, 2006	954	963
Additional paid-in capital	199,019	94,852
Retained earnings	117,849	33,024
Accumulated other comprehensive loss	(28,918)	(59,568)

Total stockholders’ equity	288,904	69,271

Total liabilities and stockholders’ equity	$3,439,483	$3,435,620

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS

Consolidated Statements of Stockholders’ or Parent Companies’ Equity
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006, and
July 2, 2005
(in thousands)

					Accumulated	Parent
			Additional		Other	Companies’
	Common Stock		Paid-In	Retained	Comprehensive	Equity
	Shares	Amount	Capital	Earnings	Loss	Investment	Total

Balances at July 3, 2004	—	$—	$—	$—	$(32,368)	$2,829,738	$2,797,370
Net income	—	—	—	—	—	218,509	218,509
Net transactions with parent companies	—	—	—	—	—	(427,676)	(427,676)
Translation adjustments		—	—	—	15,187	—	15,187
Net unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(1,028)	—	(1,028)

Balances at July 2, 2005	—	$—	$—	$—	$(18,209)	$2,620,571	$2,602,362

Net income	—	—	—	—	—	322,493	322,493
Net transactions with parent companies	—	—	—	—	—	294,454	294,454
Translation adjustments		—	—	—	13,518	—	13,518
Net unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(3,693)	—	(3,693)

Balances at July 1, 2006	—	$—	$—	$—	$(8,384)	$3,237,518	$3,229,134

Net income from July 2, 2006 through September 4, 2006	—	—	—	—	—	41,115	41,115
Net transactions with parent companies	—	—	—	—	—	(793,133)	(793,133)
Payments to Sara Lee Corporation in connection with the spin off	—	—	—	—	—	(2,400,000)	(2,400,000)
Consummation of spin off transaction on September 5, 2006, including distribution of Hanesbrands Inc. common stock by Sara Lee Corporation	96,306	963	84,537	—	—	(85,500)	—
Stock-based compensation	—	—	10,176	—	—	—	10,176
Exercise of stock options	6	—	139	—	—	—	139
Net income from September 5, 2006 through December 30, 2006	—	—	—	33,024	—	—	33,024
Translation adjustments	—	—	—	—	(5,989)	—	(5,989)
Minimum pension and post-retirement liability, net of tax	—	—	—	—	(63,677)	—	(63,677)
Adoption of SFAS 158, net of tax	—	—	—	—	19,079	—	19,079
Net unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(597)	—	(597)

Balances at December 30, 2006	96,312	$963	$94,852	$33,024	$(59,568)	$—	$69,271

Net income	—	—	—	126,127	—	—	126,127
Stock-based compensation	—	—	33,170	—	—	—	33,170
Exercise of stock options, vesting of restricted stock units and other	533	7	3,443	—	—	—	3,450
Stock repurchases	(1,613)	(16)	(2,006)	(42,451)	—	—	(44,473)
Final separation of pension plan assets and liabilities	—	—	74,189	—	—	—	74,189
Net transactions with Sara Lee Corporation	—	—	(4,629)	—	—	—	(4,629)
Translation adjustments	—	—	—	—	20,114		20,114
Net unrecognized loss from pension and postretirement plans, net of tax	—	—	—	—	37,052	—	37,052
Recognition of gain from health-care plan settlement, net of tax	—	—	—	—	(19,639)	—	(19,639)
Adoption of SFAS 158, net of tax	—	—	—	1,149	—	—	1,149
Net unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(6,877)	—	(6,877)

Balances at December 29, 2007	95,232	$954	$199,019	$117,849	$(28,918)	$—	$288,904

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS

Consolidated Statements of Cash Flows
(in thousands)

		Six Months
	Year Ended	Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Operating activities:
Net income	$126,127	$74,139	$322,493	$218,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	125,471	69,946	105,173	108,791
Amortization of intangibles	6,205	3,466	9,031	9,100
Restructuring	(3,446)	(812)	(4,220)	2,064
Gain on curtailment of postretirement benefits	(32,144)	(28,467)	—	—
Losses on early extinguishment of debt	5,235	7,401	—	—
Amortization of debt issuance costs	6,475	2,279	—	—
Stock compensation expense	33,625	15,623	—	—
Deferred taxes	28,069	3,485	(46,804)	66,710
Other	(75)	1,693	1,456	1,942
Changes in assets and liabilities:
Accounts receivable	(81,396)	22,004	59,403	(39,572)
Inventories	96,338	23,191	69,215	58,924
Other assets	19,212	(38,726)	21,169	45,351
Due to and from related entities	—	—	(5,048)	19,972
Accounts payable	67,038	17,546	(673)	1,076
Accrued liabilities and other	(37,694)	(36,689)	(20,574)	14,004

Net cash provided by operating activities	359,040	136,079	510,621	506,871

Investing activities:
Purchases of property and equipment	(91,626)	(29,764)	(110,079)	(67,135)
Acquisitions of businesses, net of cash acquired	(20,243)	(6,666)	(2,436)	(1,700)
Acquisition of trademark	(5,000)	—	—	—
Proceeds from sales of assets	16,573	12,949	5,520	8,959
Other	(789)	450	(3,666)	(204)

Net cash used in investing activities	(101,085)	(23,031)	(110,661)	(60,080)

Financing activities:
Principal payments on capital lease obligations	(1,196)	(3,088)	(5,542)	(5,442)
Borrowings on notes payable	66,413	10,741	7,984	88,849
Repayments on notes payable	(88,970)	(3,508)	(93,073)	(5,546)
Issuance of debt under credit facilities	—	2,600,000	—	—
Cost of debt issuance	(3,266)	(50,248)	—	—
Payments to Sara Lee Corporation	—	(2,424,606)	—	—
Repayment of debt under credit facilities	(428,125)	(106,625)	—	—
Issuance of Floating Rate Senior Notes	—	500,000	—	—
Repayment of bridge loan facility	—	(500,000)	—	—
Borrowings on accounts receivable securitization	250,000	—	—	—
Proceeds from stock options exercised	6,189	139	—	—
Stock repurchases	(44,473)	—	—	—
Excess tax benefit from stock-based compensation	609	—	—	—
Other	274	—	—	—
Increase (decrease) in bank overdraft, net	(834)	(274,551)	275,385	—
Borrowings (repayments) on notes payable to related entities, net	—	—	143,898	(113,359)
Net transactions with parent companies	—	193,255	(1,251,962)	4,499
Net transactions with related entities	—	(195,381)	(259,026)	(10,378)

Net cash used in financing activities	(243,379)	(253,872)	(1,182,336)	(41,377)

Effect of changes in foreign exchange rates on cash	3,687	(1,455)	(171)	1,231

Increase (decrease) in cash and cash equivalents	18,263	(142,279)	(782,547)	406,645
Cash and cash equivalents at beginning of period	155,973	298,252	1,080,799	674,154

Cash and cash equivalents at end of period	$174,236	$155,973	$298,252	$1,080,799

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS

Notes to Consolidated Financial Statements
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

(1)	Background

On February 10, 2005, Sara Lee Corporation (“Sara Lee”) announced an overall transformation plan which included spinning off Sara Lee’s apparel business in the Americas and Asia (the “Branded Apparel Americas and Asia Business”). In connection with the spin off, Sara Lee incorporated Hanesbrands Inc., a Maryland corporation (“Hanesbrands” and, together with its consolidated subsidiaries, the “Company”), to which it would transfer the assets and liabilities related to the Branded Apparel Americas and Asia Business. On August 31, 2006, Sara Lee transferred to the Company substantially all the assets and liabilities, at historical cost, comprising the Branded Apparel Americas and Asia Business.

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

The Consolidated Financial Statements reflect the consolidated operations of Hanesbrands Inc. and its subsidiaries as a separate, stand-alone entity subsequent to September 5, 2006, in addition to the historical operations of the Branded Apparel Americas and Asia Business which were operated as part of Sara Lee prior to the spin off. Under Sara Lee’s ownership, certain of the Branded Apparel Americas and Asia Business’s operations were divisions of Sara Lee and not separate legal entities, while the Branded Apparel Americas and Asia Business’s foreign operations were subsidiaries of Sara Lee. A direct ownership relationship did not exist among the various units comprising the Branded Apparel Americas and Asia Business prior to the spin off on September 5, 2006. Subsequent to the spin off on September 5, 2006, the Company began accumulating its retained earnings and recognized the par value and paid-in-capital in connection with the issuance of approximately 96,306 shares of common stock.

Prior to the spin off on September 5, 2006, the Branded Apparel Americas and Asia Business utilized the services of Sara Lee for certain functions. These services included providing working capital, as well as certain legal, finance, internal audit, financial reporting, tax advisory, insurance, global information technology, environmental matters and human resource services, including various corporate-wide employee benefit programs. The cost of these services has been allocated to the Company and included in the Consolidated Financial Statements for periods prior to the spin off on September 5, 2006. The allocations were determined on the basis which Sara Lee and the Branded Apparel Americas and Asia Business considered to be reasonable reflections of the utilization of services provided by Sara Lee. A more detailed discussion of the relationship with Sara Lee prior to the spin off on September 5, 2006, including a description of the costs which have been allocated to the Branded Apparel Americas and Asia Business, as well as the method of allocation, is included in Note 19 to the Consolidated Financial Statements.

Management believes the assumptions underlying the Consolidated Financial Statements for these periods are reasonable. However, the Consolidated Financial Statements included herein for the periods through September 5, 2006 do not necessarily reflect the Branded Apparel Americas and Asia Business’s operations and cash flows in the future or what its results of operations and cash flows would have been had the Branded Apparel Americas and Asia Business been a stand-alone company during the periods presented.

In October 2006, the Company’s Board of Directors approved a change in the Company’s fiscal year end from the Saturday closest to June 30 to the Saturday closest to December 31. As a result of this change, the

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

Consolidated Financial Statements include presentation of the transition period beginning on July 2, 2006 and ending on December 30, 2006. Fiscal years 2007, 2006 and 2005 included 52 weeks. Unless otherwise stated, references to years relate to fiscal years.

The following table presents certain financial information for the six months ended December 30, 2006 and December 31, 2005.

	Six Months Ended
	December 30, 2006	December 31, 2005
		(unaudited)

Net sales	$2,250,473	$2,319,839
Cost of sales	1,530,119	1,556,860

Gross profit	720,354	762,979
Selling, general and administrative expenses	547,469	505,866
Gain on curtailment of postretirement benefits	(28,467)	—
Restructuring	11,278	(339)

Operating profit	190,074	257,452
Other expenses	7,401	—
Interest expense, net	70,753	8,412

Income before income tax expense	111,920	249,040
Income tax expense	37,781	60,424

Net income	$74,139	$188,616

Earnings per share:
Basic	$0.77	$1.96
Diluted	$0.77	$1.96
Weighted average shares outstanding:
Basic	96,309	96,306
Diluted	96,620	96,306

(2)	Summary of Significant Accounting Policies

(a)	Consolidation

The Consolidated Financial Statements include the accounts of the Company, its controlled subsidiary companies which in general are majority owned entities, and the accounts of variable interest entities (VIEs) for which the Company is deemed the primary beneficiary, as defined by the Financial Accounting Standards Board’s (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and related interpretations. Excluded from the accounts of the Company are Sara Lee entities which maintained legal ownership of certain of the Company’s divisions (Parent Companies) until the spin off on September 5, 2006. The results of companies acquired or disposed of during the year are included in the Consolidated Financial Statements from the effective date of acquisition, or up to the date of disposal. All intercompany balances and transactions have been eliminated in consolidation.

In January 2003, the FASB issued FIN 46, which addresses consolidation by business enterprises of VIEs that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

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

The Company consolidates one VIE, an Israeli manufacturer and supplier of yarn. The Company has a 49% ownership interest in the Israeli joint venture, however, based upon certain terms of the supply contract, the Company has a disproportionate share of expected losses and residual returns. The Company continues to consolidate this VIE through the year ended December 29, 2007. The effect of consolidating this VIE was the inclusion of $11,903 of total assets and $8,351 of total liabilities at December 29, 2007 and $10,632 of total assets and $8,290 of total liabilities at December 30, 2006 on the Consolidated Balance Sheets.

The Company reported a minority interest of $5,749 and $5,574 in the “Other noncurrent liabilities” line of the Consolidated Balance Sheets at December 29, 2007 and December 30, 2006, respectively.

(b)	Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, certain financial statement disclosures at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from these estimates.

(c)	Foreign Currency Translation

Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive loss within stockholders’ equity. The Company translates the results of operations of its foreign operations at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions, the amounts of which are not material for any of the periods presented, are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.

(d)	Sales Recognition and Incentives

The Company recognizes revenue when (i) there is persuasive evidence of an arrangement, (ii) the sales price is fixed or determinable, (iii) title and the risks of ownership have been transferred to the customer and (iv) collection of the receivable is reasonably assured, which occurs primarily upon shipment. The Company records a sales reduction for returns and allowances based upon historical return experience. The Company earns royalty revenues through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensee. The Company offers a variety of sales incentives to resellers and

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

consumers of its products, and the policies regarding the recognition and display of these incentives within the Consolidated Statements of Income are as follows:

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

Cooperative Advertising

Under these arrangements, the Company agrees to reimburse the reseller for a portion of the costs incurred by the reseller to advertise and promote certain of the Company’s products. The Company recognizes the cost of cooperative advertising programs in the period in which the advertising and promotional activity first takes place. For the year ended December 29, 2007, the Company changed the manner in which it accounted for cooperative advertising that resulted in a change in the classification from media, advertising and promotion expenses to a reduction in sales. This change in classification was made in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), because the estimated fair value of the identifiable benefit was no longer obtained beginning in 2007.

Fixtures and Racks

Store fixtures and racks are periodically provided to resellers to display Company products. The Company expenses the cost of these fixtures and racks in the period in which they are delivered to the resellers. The Company includes the costs of these amounts in the determination of net sales.

(e)	Advertising Expense

Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” caption in the Consolidated Statements of Income of $188,327 in the year ended December 29, 2007, $99,786 in the six months ended December 30, 2006, $190,934 in the year ended July 1, 2006 and $179,980 in the year ended July 2, 2005.

(f)	Shipping and Handling Costs

Revenue received for shipping and handling costs is included in net sales and was $22,751 in the year ended December 29, 2007, $11,711 in the six months ended December 30, 2006, $20,405 in the year ended

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

July 1, 2006 and $14,504 in the year ended July 2, 2005. Shipping costs, that comprise payments to third party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $234,070 in the year ended December 29, 2007, $123,850 in the six months ended December 30, 2006, $235,690 in the year ended July 1, 2006 and $246,770 in the year ended July 2, 2005. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.

(g)	Catalog Expenses

The Company incurs expenses for printing catalogs for products to aid in the Company’s sales efforts. The Company initially records these expenses as a prepaid item and charges it against selling, general and administrative expenses over time as the catalog is used. Expenses are recognized at a rate that approximates historical experience with regard to the timing and amount of sales attributable to a catalog distribution.

(h)	Research and Development

Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. Research and development expense was $45,409 in the year ended December 29, 2007, $23,460 in the six months ended December 30, 2006, $54,571 in the year ended July 1, 2006 and $51,364 in the year ended July 2, 2005.

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

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

(l)	Property

Property is stated at historical cost and depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Machinery and equipment is depreciated over periods ranging from three to 25 years and buildings and building improvements over periods of up to 40 years. A change in the depreciable life is treated as a change in accounting estimate and the accelerated depreciation is accounted for in the period of change and future periods. Additions and improvements that substantially extend the useful life of a particular asset and interest costs incurred during the construction period of major properties are capitalized. Repairs and maintenance costs are expensed as incurred. Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the accounts.

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

The Company capitalizes internal software development costs under the provisions of AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized computer software costs include the actual costs to purchase software from vendors and generally include personnel and related costs for employees who were directly associated with the enhancement and implementation of purchased computer software. Additions to computer software are included in purchases of property and equipment in the Consolidated Statements of Cash Flows.

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

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

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

During the third quarter of the year ended December 29, 2007, the Company changed the timing of its annual goodwill impairment testing to the first day of the third fiscal quarter. Prior to the year ended December 29, 2007, the Company’s policy was to perform the test at the end of the second fiscal quarter which coincided with Sara Lee’s policy before the spin off. The change in the annual goodwill impairment testing date was made following the change in the Company’s fiscal year-end from the Saturday closest to June 30 to the Saturday closest to December 31 and results in the testing continuing to be performed in the middle of the Company’s fiscal year. In addition, this change in accounting principle better aligns the annual goodwill impairment test with the timing of the Company’s annual long range planning cycle. The change in accounting principle does not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that the change in accounting principle described above is preferable under the circumstances.

(o)	Stock-Based Compensation

The employees of the Company participated in the stock-based compensation plans of Sara Lee prior to the Company’s spin off on September 5, 2006. In connection with the spin off, the Company established the Hanesbrands Inc. Omnibus Incentive Plan of 2006, (the “Hanesbrands OIP”) to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company and incent performance and retention of employees.

On July 3, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R)) using the modified prospective method. SFAS No. 123(R) requires companies to recognize the cost of employee services received in exchange for

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting SFAS No. 123(R), the Company recognized compensation cost for all share-based payments granted after July 3, 2005, plus any awards granted to employees prior to July 3, 2005 that remained unvested at that time. Under this method of adoption, no restatement of prior periods is required. The cumulative effect of adopting SFAS No. 123(R) was immaterial in the year ended July 1, 2006.

Prior to July 3, 2005, the Company recognized the cost of employee services received in exchange for Sara Lee equity-based instruments in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). APB No. 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all equity-based awards was measured under APB No. 25 on the date the awards were granted. Under APB No. 25, no compensation expense has been recognized for stock options, replacement stock options and shares purchased by our employees under the Sara Lee Employee Stock Purchase Plan (Sara Lee ESPP) during the years prior to the year ended July 1, 2006. Compensation expense was recognized under APB No. 25 for the cost of Sara Lee RSUs granted to employees during the years prior to 2006.

During 2005, had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS 123), the Company’s net income would have been impacted as shown in the following table:

Year Ended July 2,
2005

Reported net income	$218,509
Plus — stock-based employee compensation included in reported net income, net of related tax effects	6,606
Less — total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(10,854)

Pro forma net income	$214,261

(p)	Income Taxes

For the periods prior to the spin off on September 5, 2006, income taxes were prepared on a separate return basis as if the Company had been a group of separate legal entities. As a result, actual tax transactions that would not have occurred had the Company been a separate entity have been eliminated in the preparation of Consolidated Financial Statements for such periods. Until the Company entered into a tax sharing agreement with Sara Lee in connection with the spin off, there was no formal tax sharing agreement between the Company and Sara Lee. The tax sharing agreement allocates responsibilities between the Company and Sara Lee for taxes and certain other tax matters. Under the tax sharing agreement, Sara Lee generally is liable for all U.S. federal, state, local and foreign income taxes attributable to the Company with respect to taxable periods ending on or before September 5, 2006. Sara Lee also is liable for income taxes attributable to the Company with respect to taxable periods beginning before September 5, 2006 and ending after September 5, 2006, but only to the extent those taxes are allocable to the portion of the taxable period ending on September 5, 2006. The Company is generally liable for all other taxes attributable to it. Changes in the amounts payable or receivable by the Company under the stipulations of this agreement may impact the Company’s financial position and cash flows in any period.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

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

Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Given continuing losses in certain jurisdictions in which the Company operates on a separate return basis, a valuation allowance has been established for the deferred tax assets in these specific locations. Net operating loss carryforwards, charitable contribution carryforwards and capital loss carryforwards have been determined in these Consolidated Financial Statements as if the Company had been a group of legal entities separate from Sara Lee, which results in different carryforward amounts than those shown by Sara Lee. The Company periodically estimates the probable tax obligations using historical experience in tax jurisdictions and informed judgment. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations. Income tax expense is adjusted in the period in which these events occur, and these adjustments are included in the Company’s Consolidated Statements of Income. If such changes take place, there is a risk that the Company’s effective tax rate may increase or decrease in any period. In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective during the year ended December 29, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the reassessment of the Company’s tax positions in accordance with FIN 48 did not have a material impact on its results of operations, financial condition or liquidity.

(q)	Financial Instruments

The Company uses financial instruments, including forward exchange, option and swap contracts, to manage its exposures to movements in interest rates, foreign exchange rates and commodity prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivative contracts.

The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in the “Selling, general and administrative expenses” line of the Consolidated Financial Statements.

Derivatives are recorded in the Consolidated Balance Sheets at fair value in other assets and other liabilities. The fair value is based upon either market quotes for actively traded instruments or independent bids for nonexchange traded instruments.

On the date the derivative is entered into, the Company designates the type of derivative as a fair value hedge, cash flow hedge, net investment hedge or a mark to market hedge, and accounts for the derivative in accordance with its designation.

Mark to Market Hedge

A derivative used as a hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item is designated a mark to market hedge. For derivatives designated as mark to market hedges, changes in fair value are reported in earnings in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. Forward exchange contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period, in accordance with SFAS No. 52, Foreign Currency Translation.

Cash Flow Hedge

A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is designated as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in the “Accumulated other comprehensive loss” line of the Consolidated Balance Sheets. When the hedged item affects the income statement, the gain or loss included in accumulated other comprehensive income (loss) is reported on the same line in the Consolidated Statements of Income as the hedged item. In addition, both the fair value of changes excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income.

(r)	Business Acquisitions

In December 2007, the Company acquired a 900-employee sheer hosiery manufacturing operation in Las Lourdes, El Salvador for $3,338 in cash and $629 in assumed liabilities, resulting in $1,517 of goodwill.

In August 2007, the Company acquired the 1,300-employee textile manufacturing operations in San Juan Opico, El Salvador of Industrias Duraflex, S.A. de C.V., which had been a supplier to the Company since the early 1990s, resulting in $27,293 of goodwill.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

In November 2006, the Company acquired an Asian sewing production facility for $6,666 in cash and the assumption of $3,560 of debt. Goodwill of $2,766 was recognized as a result of the purchase price exceeding the fair value of the assets and liabilities acquired.

In September 2005, the Company acquired a domestic yarn and textile production company for $2,436 in cash and the assumption of $84,000 of debt. The fair value of the assets acquired, net of liabilities assumed, approximated the purchase price and no goodwill was recognized as a result of the transaction. In the year ended July 2, 2005, purchases from the acquired business accounted for approximately 18% of the Company’s total cost of sales. Following the acquisition, substantially all of the yarn and textiles produced by the acquired business have been used in products produced by the Company, and those that were not have been sold to third parties.

None of the preceding business acquisitions were determined by the Company to be material, individually or in the aggregate, as set forth in SFAS No. 141, Accounting for Business Combinations (SFAS 141). As a result, the disclosures and supplemental pro forma information required by SFAS 141 are not presented.

(s)	Recently Issued Accounting Standards

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 159 will have on its results of operations and financial position.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further required that research and development assets acquired in a business combination that have no

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its results of operations and financial position.

(3)	Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the year ended December 29, 2007 and the six months ended December 30, 2006. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock. The reconciliation of basic to diluted weighted average shares for the year ended December 29, 2007 and the year ended December 30, 2006 is as follows:

	Year Ended	Six Months Ended
	December 29,	December 30,
	2007	2006

Basic weighted average shares	95,936	96,309
Effect of potentially dilutive securities:
Stock options	278	31
Restricted stock units	527	280

Diluted weighted average shares	96,741	96,620

Options to purchase 1,163 and 1,832 shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the year ended December 29, 2007 and the six months ended December 30, 2006, respectively.

For the years ended July 1, 2006 and July 2, 2005, basic and diluted EPS were computed using the number of shares of Hanesbrands stock outstanding on September 5, 2006, the date on which Hanesbrands common stock was distributed to stockholders of Sara Lee in connection with the spin off.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

(4)	Stock-Based Compensation

The Company established the Hanesbrands OIP to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company and incent performance and retention of employees.

Stock Options

The exercise price of each stock option equals the closing market price of Hanesbrands’ stock on the date of grant. Options can generally be exercised over a term of between five and seven years. Options vest ratably over two to three years with the exception of one category of award made in September 2006 which vested immediately upon grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted during the year ended December 29, 2007 and the six months ended December 30, 2006, respectively.

	Year Ended	Six Months Ended
	December 29,	December 30,
	2007	2006

Dividend yield	—	—
Risk-free interest rate	3.24-4.92%	4.52-4.59%
Volatility	26-28%	30%
Expected term (years)	2.5-4.5	2.5-4.5

The dividend yield assumption is based on the Company’s current intent not to pay dividends. The Company uses the volatility of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions. The Company utilized the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted. SEC Staff Accounting Bulletin No. 110, which was issued in December 2007, amends SEC Staff Accounting Bulletin No. 107 and gives a limited extension on using the simplified method for valuing stock option grants to eligible public companies that do not have sufficient historical exercise patterns on options granted to employees.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

A summary of the changes in stock options outstanding to the Company’s employees under the Hanesbrands OIP is presented below:

				Weighted-
				Average
		Weighted-		Remaining
		Average	Aggregate	Contractual
		Exercise	Intrinsic	Term
	Shares	Price	Value	(Years)

Options outstanding at July 1, 2006	—	$—	$—	—
Granted	2,955	22.37
Exercised	(6)	22.37
Forfeited	—	—

Options outstanding at December 30, 2006	2,949	$22.37	$3,686	5.99
Granted	1,222	25.59
Exercised	(277)	22.37
Forfeited	(249)	22.97

Options outstanding at December 29, 2007	3,645	$23.41	$16,369	5.44

Options exercisable at December 29, 2007	1,439	$22.39	$7,839	4.59

There were 634 and 1,123 options that vested during the year ended December 29, 2007 and six months ended December 30, 2006, respectively. The total intrinsic value of options that were exercised during the year ended December 29, 2007 and the six months ended December 30, 2006 was $1,804 and $8, respectively. The weighted average fair value of individual options granted during the year ended December 29, 2007 and the six months ended December 30, 2006 was $7.83 and $6.55, respectively.

Cash received from option exercises under all share-based payment arrangements for the year ended December 29, 2007 and the six months ended December 30, 2006 was $6,189 and $139, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1,503 and $8 for the year ended December 29, 2007 and the six months ended December 20, 2006, respectively.

Stock Unit Awards

Restricted stock units (RSUs) of Hanesbrands’ stock are granted to certain Company employees and non-employee directors to incent performance and retention over periods ranging from one to three years. Upon vesting, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. All RSUs which have been granted under the Hanesbrands OIP vest solely upon continued future service to the Company. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

provide the requisite service to the Company. A summary of the changes in the restricted stock unit awards outstanding under the Hanesbrands OIP is presented below:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Grant-Date	Intrinsic	Contractual
	Shares	Fair Value	Value	Term (Years)

Nonvested share units at July 1, 2006	—	$—	$—	—
Granted	1,546	22.37
Vested	—	—
Forfeited	—	—

Nonvested share units at December 30, 2006	1,546	$22.37	$36,516	2.41

Granted	615	25.38
Vested	(440)	22.37
Forfeited	(143)	23.17

Nonvested share units at December 29, 2007	1,578	$23.47	$6,954	5.47

Vested share units at December 29, 2007	440	$22.37

The total fair value of shares vested during the year ended December 29, 2007 was $8,423. Certain participants elected to defer receipt of shares earned upon vesting. A total of 64 shares of common stock are issuable in future years for such deferrals.

For all share-based payments under the Hanesbrands OIP, during the year ended December 29, 2007 and the six months ended December 30, 2006, the Company recognized total compensation expense of $33,185 and $10,176 and recognized a deferred tax benefit of $12,360 and $3,842, respectively. At December 29, 2007, there was $23,904 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $16,689, $6,623 and $592 is expected to be recognized in 2008, 2009 and 2010, respectively. The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the Hanesbrands OIP by issuing newly authorized shares. The Hanesbrands OIP authorized 13,105 shares for awards of stock options and restricted stock units, of which 7,279 were available for future grants.

The employees of the Company participated in the stock-based compensation plans of Sara Lee prior to the Company’s spin off on September 5, 2006. As a result of the spin off and consistent with the terms of the awards under Sara Lee’s plans, the outstanding Sara Lee stock options granted expired six months after the spin off date. In connection with the spin off, vesting for all nonvested service-based Sara Lee RSUs was accelerated to the spin off date resulting in the recognition of $5,447 of additional compensation expense for the six months ended December 30, 2006. An insignificant number of performance-based Sara Lee RSUs remained unvested through the spin off date.

Employee Stock Purchase Plan

During April 2007, the Company implemented the Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (the “ESPP”), which is qualified under Section 423 of the Internal Revenue Code. An aggregate of up to 2,442 shares of Hanesbrands common stock may be purchased by eligible employees pursuant to the ESPP. The purchase price for shares under the ESPP is equal to 85% of the stock’s fair market value on the purchase

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

date. During the year ended December 29, 2007, 78 shares were purchased under the ESPP by eligible employees. The Company had 2,364 shares of common available for issuance under the ESPP as of December 29, 2007. The Company recognized $440 of stock compensation expense under the ESPP during the year ended December 29, 2007.

(5)	Restructuring

The reported results for the year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005 reflect amounts recognized for restructuring actions, including the impact of certain actions that were completed for amounts more favorable than previously estimated. The impact of restructuring on income before income tax expense is summarized as follows:

	Year Ended	Six Months Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Restructuring programs:
Year ended December 30, 2007 restructuring actions	$70,050	$—	$—	$—
Six months ended December 30, 2006 restructuring actions	13,128	33,289	—	—
Year ended July 1, 2006 restructuring actions	163	(398)	4,119	—
Year ended July 2, 2005 restructuring actions	154	(504)	(2,700)	54,012
Year ended July 3, 2004 and prior restructuring actions	(312)	90	(1,520)	(2,485)

Decrease (increase) in income before income tax expense	$83,183	$32,477	$(101)	$51,527

The following table illustrates where the costs (income) associated with these actions are recognized in the Consolidated Statements of Income:

	Year Ended	Six Months Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Cost of sales	$36,912	$21,199	$—	$—
Selling, general and administrative expenses	2,540	—	—	4,549
Restructuring	43,731	11,278	(101)	46,978

Decrease (increase) in income before income tax expense	$83,183	$32,477	$(101)	$51,527

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

Components of the restructuring actions are as follows:

	Year Ended	Six Months Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Accelerated depreciation	$39,452	$21,199	$—	$4,549
Employee termination and other benefits	31,780	11,278	456	44,270
Fixed asset impairment	1,857	—	—	—
Noncancelable lease and other contractual obligations	10,094	—	(557)	2,708

	$83,183	$32,477	$(101)	$51,527

Rollforward of accrued restructuring is as follows:

	Year Ended	Six Months Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Beginning accrual	$17,029	$21,938	$51,677	$29,857
Restructuring expenses	46,762	12,180	4,119	49,463
Cash payments	(35,517)	(16,172)	(29,638)	(25,158)
Adjustments to restructuring expenses	(4,924)	(917)	(4,220)	(2,485)

Ending accrual	$23,350	$17,029	$21,938	$51,677

The accrual balance as of December 29, 2007 is comprised of $19,636 in current accrued liabilities and $3,714 in other noncurrent liabilities in the Consolidated Balance Sheet. The noncurrent portion is primarily related to lease termination payments.

Adjustments to previous estimates resulted from actual costs to settle obligations being lower than expected. The adjustments were reflected in the “Restructuring” line of the Consolidated Statements of Income.

Year Ended December 29, 2007 Restructuring Actions

During the year ended December 29, 2007, the Company, in connection with its consolidation and globalization strategy, approved actions to close 17 manufacturing facilities and three distribution centers in the Dominican Republic, Mexico, the United States, Brazil and Canada. All actions are expected to be completed within a 12-month period. The net impact of these actions was to reduce income before income tax expense by $70,050 in the year ended December 29, 2007.

The Company recognized $33,804 in the year ended December 29, 2007, which represents costs associated with the planned termination of 6,641 employees for employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group. This charge is reflected in the “Restructuring” line of the Consolidated Statement of Income. As of December 29, 2007, 3,712 employees had been terminated and the severance obligation remaining in accrued liabilities on the Consolidated Balance Sheet was $17,522.

The Company recognized $35,943 in the year ended December 29, 2007, which represents accelerated depreciation of buildings and equipment for facilities that have been or will be closed in connection with its

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

consolidation and globalization strategy. This charge is reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statement of Income.

The following table summarizes planned and actual employee terminations by location as of December 29, 2007:

Number of Employees	Total

Dominican Republic	2,681
Mexico	2,311
United States	1,371
Brazil	175
Canada	103

6,641

Actions completed	3,712
Actions remaining	2,929

6,641

Six Months Ended December 30, 2006 Restructuring Actions

During the six months ended December 30, 2006, the Company, in connection with its plans to migrate portions of its manufacturing operations to lower-cost manufacturing facilities, to improve alignment of sewing operations with the flow of textiles and to consolidate production capacity, approved various actions resulting in the closure of seven facilities. The seven facilities include four textile and sewing plants in the United States, Puerto Rico and Mexico and the three distribution centers in the United States. All actions were expected to be completed within a 12-month period. In the six months ended December 30, 2006, these actions reduced income before income tax expense by $33,289. As of December 29, 2007, 2,743 employees had been terminated and the severance obligation remaining in accrued liabilities on the Consolidated Balance Sheet was $165.

During the year ended December 29, 2007, the Company recognized additional restructuring charges associated with plant closures announced in the six months ended December 30, 2006, resulting in a decrease of $13,128 to income before income tax expense. The Company recognized charges of $10,404 for lease termination costs associated with plant closures announced in the six months ended December 30, 2006, for facilities which were exited in the year ended December 29, 2007. The additional charges are reflected in the “Cost of sales” and “Restructuring” lines of the Consolidated Statements of Income. As of December 29, 2007, the lease termination costs remaining in accrued restructuring on the Consolidated Balance Sheet was $3,394.

The Company recognized $813 in the year ended December 29, 2007, which represents costs associated with the impairment of fixed assets. This charge is reflected in the “Restructuring” line of Consolidated Statement of Income.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

The following table summarizes planned and actual employee terminations by location as of December 29, 2007:

Number of Employees	Total

United States	967
Mexico	1,781

2,748

Actions completed	2,743
Actions remaining	5

2,748

Year Ended July 1, 2006 Restructuring Actions

During year ended July 1, 2006, the Company approved a series of actions to exit certain defined business activities and to lower its cost structure. Each of these actions was to be completed within a 12-month period after being approved. The net impact of these actions was to reduce income before income tax expense by $4,119 in the year ended July 1, 2006. This charge is reflected in the “Restructuring” line of Consolidated Statement of Income.

This charge reflects the cost associated with terminating 482 employees (284 in the United States and 198 in Mexico) and providing them with severance benefits in accordance with existing benefit plans or local employment laws. As of December 29, 2007, all of the employees have been terminated and the severance obligation remaining in accrued liabilities on the Consolidated Balance Sheet was $144.

Year Ended July 2, 2005 and Prior Period Restructuring Actions

During the year ended July 2, 2005, the Company approved a series of actions to exit certain defined business activities and to lower its cost structure. Each of these actions was to be completed within a 12-month period after being approved. In the year ended July 2, 2005 these actions reduced income before income tax expense by $54,012.

This charge reflects the cost associated with terminating 1,012 employees (687 in the United States, 186 in Canada and 139 in Mexico) and providing them with severance benefits in accordance with existing benefit plans or local employment laws. This cumulative charge is reflected in the “Restructuring” line in the Consolidated Statements of Income for the year ended December 29, 2007, six months ended December 30, 2006, and years ended July 1, 2006 and July 2, 2005. As of December 29, 2007, all of the employees have been terminated and the severance obligation remaining in accrued liabilities on the Consolidated Balance Sheet was $1,551.

As of December 29, 2007, the lease termination costs remaining in accrued liabilities on the Consolidated Balance Sheet was $574.

The Company recognized $1,044 in the year ended December 29, 2007, which represents costs associated with the impairment of fixed assets based upon the proceeds from the final disposition being lower than originally anticipated. This charge is reflected in the “Restructuring” line of Consolidated Statement of Income.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

(6)	Inventories

Inventories consisted of the following:

	December 29,	December 30,
	2007	2006

Raw materials	$143,430	$111,503
Work in process	156,052	197,645
Finished goods	817,570	907,353

	$1,117,052	$1,216,501

(7)	Property, Net

Property is summarized as follows:

	December 29,	December 30,
	2007	2006

Land	$37,969	$22,234
Buildings and improvements	412,326	412,558
Machinery and equipment	1,014,112	1,154,329
Construction in progress	33,746	22,928
Capital leases	12,262	19,787

	1,510,415	1,631,836
Less accumulated depreciation	976,129	1,074,970

Property, net	$534,286	$556,866

(8)	Notes Payable

The Company had the following short-term obligations at December 29, 2007 and December 30, 2006:

		Principal Amount
	Interest	December 29,	December 30,
	Rate	2007	2006

Short term revolving facility in China	5.59%	$6,334	$6,554
Short term revolving facility in India	10.50%	6,245	3,877
Other	6.70%	6,998	3,833

		$19,577	$14,264

The Company had a short-term revolving facility arrangement with a Chinese branch of a U.S. bank amounting to RMB 56 million ($7,661) of which $6,334 was outstanding at December 29, 2007 which accrues interest at 5.59%. The facility, renewable annually, was initially in the amount of RMB 30 million and was increased to RMB 56 million as of December 30, 2006. Borrowings under the facility accrue interest at the prevailing base lending rates published by the People’s Bank of China from time to time less 10%. The Company was in compliance with the covenants contained in this facility at December 29, 2007.

The Company had a short-term revolving facility arrangement with an Indian branch of a U.S. bank amounting to INR 259 million ($6,560) of which $6,245 was outstanding at December 29, 2007 which accrues

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

interest at 10.5%. The Company was in compliance with the covenants contained in this facility at December 29, 2007.

The Company had other short-term obligations amounting to $6,998 which consisted of a short-term revolving facility arrangement with a Japanese branch of a U.S. bank amounting to JPY 1,100 million ($9,671) of which $2,010 was outstanding at December 29, 2007 which accrues interest at 2.50%, multiple short-term credit facilities and promissory notes acquired as part of the Company’s acquisition of a sewing facility in Thailand, totaling THB 200 million ($6,612) of which $1,339 was outstanding at December 29, 2007 which accrues interest at an average rate of 5.59%, and a short-term revolving facility arrangement with a Mexican branch of a U.S. bank amounting to MXN 163 million ($15,024) of which $3,649 was outstanding at December 29, 2007 which accrues interest at 9.42%. The Company was in compliance with the covenants contained in the facilities at December 29, 2007.

In addition, the Company has short-term revolving credit facilities in various other locations that can be drawn on from time to time amounting to $64 million of which $0 was outstanding at December 29, 2007.

In connection with the acquisition of Industrias Duraflex, S.A. de C.V. in August, 2007, the Company issued a non-interest bearing note payable to the former owners in the amount of $27,050, which was paid in full as of December 29, 2007.

Total interest paid on notes payable was $1,175, $308, $2,588 and $4,041 in the year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005, respectively.

(9)	Long-term debt

The Company had the following long-term obligations at December 29, 2007 and December 30, 2006:

		Principal Amount
	Interest	December 29,	December 30,
	Rate	2007	2006

Senior Secured Credit Facility:
Term A	6.37%	$139,000	$246,875
Term B	6.78%	976,250	1,296,500
Second Lien Credit Facility	8.82%	450,000	450,000
Floating Rate Senior Notes	8.20%	500,000	500,000
Accounts Receivable Securitization	5.93%	250,000	—

		$2,315,250	$2,493,375

In connection with the spin off on September 5, 2006, the Company entered into a $2,150,000 senior secured credit facility (the “Senior Secured Credit Facility”), a $450,000 senior secured second lien credit facility (the “Second Lien Credit Facility”) and a $500,000 bridge loan facility (the “Bridge Loan Facility”). The Bridge Loan Facility was paid off in full through the issuance of $500,000 of floating rate senior notes (the “Floating Rate Senior Notes”) issued in December 2006. On November 27, 2007, we entered into an accounts receivable securitization facility (“the Receivables Facility”), which provides for up to $250,000 in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. The outstanding balances at December 29, 2007 are reported in the “Long-term debt” line of the Consolidated Balance Sheet.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

Total cash paid for interest related to the long-term debt during the year ended December 29, 2007 was $165,331.

Senior Secured Credit Facility

The Senior Secured Credit Facility initially provided for aggregate borrowings of $2,150,000, consisting of: (i) a $250,000 Term A loan facility (the “Term A Loan Facility”); (ii) a $1,400,000 Term B loan facility (the “Term B Loan Facility”); and (iii) a $500,000 revolving loan facility (the “Revolving Loan Facility”). The Senior Secured Credit Facility is guaranteed by substantially all of Hanesbrands’ U.S. subsidiaries and is secured by equity interests in substantially all of Hanesbrands’ direct and indirect U.S. subsidiaries and 65% of the voting securities of certain foreign subsidiaries and substantially all present and future assets of Hanesbrands and the guarantors. At the Company’s option, borrowings under the Senior Secured Credit Facility may be maintained from time to time as (a) Base Rate loans, which shall bear interest at the higher of (i) 1/2 of 1% in excess of the federal funds rate and (ii) the rate published in the Wall Street Journal as the “prime rate” (or equivalent), in each case in effect from time to time, plus the applicable margin in effect from time to time (which is currently 0.50% for the Term A Loan Facility and the Revolving Loan Facility and 0.75% for the Term B Loan Facility), or (b) LIBOR based loans, which shall bear interest at the LIBO Rate (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), as determined by the administrative agent for the respective interest period plus the applicable margin in effect from time to time (which is currently 1.50% for the Term A Loan Facility and the Revolving Loan Facility and the 1.75% for Term B Loan Facility). The final maturity of the Term A Loan Facility is September 5, 2012. The Term A Loan Facility amortizes in an amount per annum equal to the following: year 1 — 5.00%; year 2 — 10.00%; year 3 — 15.00%; year 4 — 20.00%; year 5 — 25.00%; year 6 — 25.00%. The final maturity of the Term B Loan Facility is September 5, 2013. The Term B Loan Facility is payable in equal quarterly installments in an amount equal to 1% per annum, with the balance due on the maturity date. The final maturity of the Revolving Loan Facility is September 5, 2011. As of December 29, 2007, the Company had $0 outstanding under the Revolving Loan Facility, $69,631 of standby and trade letters of credit issued and outstanding under this facility and $430,369 of borrowing availability. At December 29, 2007, the interest rates on the Term A Loan Facility and the Term B Loan Facility were 6.37% and 6.78% respectively. Outstanding borrowings under the Senior Secured Credit Facility are prepayable without penalty.

On February 22, 2007, the Company entered into a First Amendment (the “First Amendment”) to the Senior Secured Credit Facility. Pursuant to the First Amendment, the “applicable margin” with respect to the $1,400,000 Term B loan facility (“Term B Loan Facility”) that comprises a part of the Senior Secured Credit Facility was reduced from 2.25% to 1.75% with respect to loans maintained as “LIBO Rate loans,” and from 1.25% to 0.75% with respect to loans maintained as “Base Rate loans.” The First Amendment also provides that in the event that, prior to February 22, 2008, the Company: (i) incurs a new tranche of replacement loans constituting obligations under the Senior Secured Credit Facility having an effective interest rate margin less than the applicable margin for loans pursuant to the Term B Loan Facility (“Term B Loans”), the proceeds of which are used to repay or return, in whole or in part, principal of the outstanding Term B Loans, (ii) consummates any other amendment to the Senior Secured Credit Facility that reduces the applicable margin for the Term B Loans, or (iii) incurs additional Term B Loans having an effective interest rate margin less than the applicable margin for Term B Loans, the proceeds of which are used in whole or in part to prepay or repay outstanding Term B Loans, then in any such case, the Company will pay to the Administrative Agent, for the ratable account of each Lender with outstanding Term B Loans, a fee in an amount equal to 1.0% of the aggregate principal amount of all Term B Loans being replaced on such date immediately prior to the effectiveness of such transaction.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

The Senior Secured Credit Facility requires the Company to comply with customary affirmative, negative, and financial covenants, and includes customary events of default. As of December 29, 2007, the Company was in compliance with all covenants.

Second Lien Credit Facility

The Second Lien Credit Facility provides for aggregate borrowings of $450,000 by Hanesbrands’ wholly-owned subsidiary, HBI Branded Apparel Limited, Inc. The Second Lien Credit Facility is unconditionally guaranteed by Hanesbrands and each entity guaranteeing the Senior Secured Credit Facility. The Second Lien Credit Facility and the guarantees in respect thereof are secured on a second-priority basis (subordinate only to the Senior Secured Credit Facility and any permitted additions thereto or refinancings thereof) by substantially all of the assets that secure the Senior Secured Credit Facility. Loans under the Second Lien Credit Facility bear interest in the same manner as those under the Senior Secured Credit Facility, subject to a margin of 2.75% for Base Rate loans and 3.75% for LIBOR based loans. The Second Lien Credit Facility matures on March 5, 2014, may not be prepaid prior to September 5, 2007, and includes premiums for prepayment of the loan prior to September 5, 2009 based upon timing of the prepayments. The Second Lien Credit Facility will not amortize and will be repaid in full on its maturity date. At December 29, 2007 the interest rate on the Second Lien Credit Facility was 8.82%. The Second Lien Credit Facility requires the Company to comply with customary affirmative, negative, and financial covenants, and includes customary events of default. As of December 29, 2007, the Company was in compliance with all covenants.

Floating Rate Senior Notes

On December 14, 2006, the Company issued $500,000 aggregate principal amount of Floating Rate Senior Notes due 2014. The Floating Rate Senior Notes are senior unsecured obligations that rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness. The Floating Rate Senior Notes bear interest at an annual rate, reset semi-annually, equal to the London Interbank Offered Rate, or LIBOR, plus 3.375%. Interest is payable on the Floating Rate Senior Notes on June 15 and December 15 of each year beginning on June 15, 2007. The Floating Rate Senior Notes will mature on December 15, 2014. The net proceeds from the sale of the Floating Rate Senior Notes were approximately $492,000. These proceeds, together with working capital, were used to repay in full the $500,000 outstanding under the Bridge Loan Facility. The Floating Rate Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries. The Floating Rate Senior Notes are redeemable on or after December 15, 2008, subject to premiums based upon timing of the prepayments.

Accounts Receivable Securitization

On November 27, 2007, the Company entered into the Receivables Facility, which provides for up to $250,000 in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. The Receivables Facility will terminate on November 27, 2010. Under the terms of the Receivables Facility, the company sells, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly-owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits that issue commercial paper in the short-term market and are not affiliated with the Company or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on our Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes. The borrowings under the Receivables Facility remain outstanding throughout the term of the

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

agreement subject to the Company maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs.

Availability of funding under the facility depends primarily upon the eligible outstanding receivables balance. As of December 29, 2007, the Company had $250,000 outstanding under the Receivables Facility. The outstanding balance under the Receivables Facility is reported on the Company’s Consolidated Balance Sheet in long-term debt based on the three-year term of the agreement and the fact that remittances on the receivables do not automatically reduce the outstanding borrowings. All of the proceeds from the Receivables Facility were used to make a prepayment of principal under the Senior Secured Credit Facility. Unless the conduits fail to fund, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. If the conduits fail to fund, the Receivables Facility would be funded through committed bank purchasers, and the interest rate payable at the Company’s option at the rate announced from time to time by JPMorgan as its prime rate or at the LIBO Rate (as defined in the Receivables Facility) plus the applicable margin in effect from time to time. The average blended rate utilized for the period from November 27, 2007 through December 29, 2007 was 5.93%.

The total amount of receivables used as collateral for the credit facility was $495,245 at December 29, 2007 and is reported on the Company’s Consolidated Balance Sheet in trade accounts receivables less allowances.

Bridge Loan Facility

Prior to its repayment in full, the Bridge Loan Facility provided for a borrowing of $500,000 and was unconditionally guaranteed by each entity guaranteeing the Senior Secured Credit Facility. The Bridge Loan Facility was unsecured and was scheduled to mature on September 5, 2007. If the Bridge Loan Facility had not been repaid prior to or at maturity, the outstanding principal amount of the facility was to roll over into a rollover loan in the same amount that was to mature on September 5, 2014. Lenders that extended rollover loans to the Company would have been entitled to request that the Company issue “exchange notes” to them in exchange for the rollover loans, and also to request that the Company register such notes upon request. All amounts outstanding were repaid through the issuance of Floating Rate Senior Notes.

Future principal payments for all of the facilities described above are as follows: $0 due in 2008, $0 due in 2009, $282,750 due in 2010, $46,875 due in 2011, $59,375 due in 2012 and $1,926,250 thereafter. Reflected in these future principal payments were prepayments of $425,000 and $100,000 made during the year ended December 29, 2007 and six months ended December 30, 2006, respectively. The prepayments relieved any requirement for the Company to make mandatory payments on the Term A and Term B Loan Facilities through 2009.

The Company incurred $3,266 in debt issuance costs in connection with entering into the First Amendment and the Receivables Facility during the year ended December 29, 2007 and $50,248 in debt issuance costs in connection with the issuance of the Senior Secured Credit Facility, the Second Lien Facility, Bridge Loan Facility and the Floating Rate Senior Notes during the six months ended December 30, 2006. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from five to eight years. As of December 29, 2007, the net carrying value was $32,070 which is included in other noncurrent assets in the Consolidated Balance Sheet. The Company’s debt issuance cost amortization was $6,475 and $2,279 for the year ended December 29, 2007 and six months ended December 30, 2006, respectively.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

The Company recognized $5,235 of losses on early extinguishment of debt in the year ended December 29, 2007 related to prepayments of $425,000 on the Senior Secured Credit Facility. During the six months ended December 30, 2006, the Company recognized $7,401 of losses on early extinguishment of debt which is comprised of a $6,125 loss for unamortized debt issuance costs on the Bridge Loan Facility in connection with the issuance of the Floating Rate Senior Notes and a $1,276 loss related to unamortized debt issuance costs on the Senior Secured Credit Facility for the prepayment of $100,000 of principal in December 2006. As discussed above, the proceeds from the issuance of the Floating Rate Senior Notes were used to repay the entire outstanding principal of the Bridge Loan Facility.

(10)	Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, minimum pension liabilities (for periods prior to adoption of SFAS 158), all unrecognized prior service costs and net loss or gain arising during the period (for periods after adoption of SFAS 158) and unrealized gains and losses on qualifying cash flow hedges, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company’s comprehensive income is as follows:

	Year Ended	Six Months Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Net income	$126,127	$74,139	$322,493	$218,509
Translation adjustments	20,114	(5,989)	13,518	15,187
Net unrealized loss on cash flow hedges, net of tax of $4,456, $453, $2,358 and $380, respectively	(6,877)	(597)	(3,693)	(1,028)
Minimum pension liability, net of tax of $6,281	—	(9,864)	—	—
Other changes in pension and postretirement plan assets and benefit obligations, net of tax of $23,866	37,486	—	—	—
Postretirement income released through other comprehensive income, net of tax of $1,459	(2,293)	—	—	—
Recognition of gain from health-care plan settlement, net of tax of $12,505	(19,639)	—	—	—
Amounts amortized into net periodic income:
Transition asset, net of tax of $24	(38)	—	—	—
Prior service benefit, net of tax of $2,854	(4,483)	—	—	—
Actuarial loss, net of tax of $1,433	2,251	—	—	—

Comprehensive income	$152,648	$57,689	$332,318	$232,668

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

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

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

The components of accumulated other comprehensive loss are as follows:

		Net
		Unrealized
		Income			Accumulated
	Cumulative	(Loss)	Pension		Other
	Translation	on Cash Flow	and	Income	Comprehensive
	Adjustment	Hedges	Post-Retirement	Taxes	Loss

Balance at July 2, 2005	$(18,413)	$475	$—	$(271)	$(18,209)
Other comprehensive income (loss) activity	13,518	(6,051)	—	2,358	9,825

Balance at July 1, 2006	$(4,895)	$(5,576)	$—	$2,087	$(8,384)
Other comprehensive income (loss) activity	(5,989)	(1,050)	(72,412)	28,267	(51,184)

Balance at December 30, 2006	$(10,884)	$(6,626)	$(72,412)	$30,354	$(59,568)
Other comprehensive income (loss) activity	20,114	(11,268)	28,245	(6,441)	30,650

Balance at December 29, 2007	$9,230	$(17,894)	$(44,167)	$23,913	$(28,918)

(11)	Leases

The Company leases certain buildings, equipment and vehicles under agreements that are classified as capital leases. The building leases have original terms that range from one to 15 years, while the equipment and vehicle leases generally have terms of less than seven years.

The gross amount of plant and equipment and related accumulated depreciation recorded under capital leases were as follows:

	December 29,	December 30,
	2007	2006

Buildings	$7,624	$7,624
Machinery and equipment	4,494	3,700
Vehicles	144	8,463

	12,262	19,787
Less accumulated depreciation	10,422	17,883

Net capital leases	$1,840	$1,904

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

Depreciation expense for capital lease assets was $886 in the year ended December 29, 2007, $1,003 in the six months ended December 30, 2006, $3,233 in the year ended July 2, 2006 and $4,467 in the year ended July 1, 2005.

Rental expense under operating leases was $47,366 in the year ended December 29, 2007, $27,590 in the six months ended December 30, 2006, $54,874 in the year ended July 2, 2006 and $52,055 in the year ended July 1, 2005.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 29, 2007 were as follows:

	Capital	Operating
	Leases	Leases

Year:
2008	$990	$35,413
2009	771	29,599
2010	238	24,985
2011	52	20,228
2012	—	15,055
Thereafter	—	35,177

Total minimum lease payments	2,051	$160,457
Less amount representing interest	181

Present value of net minimum capital lease payments	1,870
Less current installments of obligations under capital leases	874

Obligations under capital leases, excluding current installments	$996

(12)	Commitments and Contingencies

The Company is a party to various pending legal proceedings, claims and environmental actions by government agencies. In accordance with SFAS No. 5, Accounting for Contingencies , the Company records a provision with respect to a claim, suit, investigation, or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to the particular matter. The recorded liabilities for these items were not material to the Consolidated Financial Statements of the Company in any of the years presented. Although the outcome of such items cannot be determined with certainty, the Company’s legal counsel and management are of the opinion that the final outcome of these matters will not have a material adverse impact on the consolidated financial position, results of operations or liquidity.

License Agreements

The Company is party to several royalty-bearing license agreements for use of third-party trademarks in certain of their products. The license agreements typically require a minimum guarantee to be paid either at the commencement of the agreement, by a designated date during the term of the agreement or by the end of the agreement period. When payments are made in advance of when they are due, the Company records a

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

prepayment and amortizes the expense in the “Cost of sales” line of the Consolidated Statements of Income uniformly over the guaranteed period. For guarantees required to be paid at the completion of the agreement, royalties are expensed through “Cost of sales” as the related sales are made. Management has reviewed all license agreements and concluded that these guarantees do not fall under Statement of Financial Accounting Standards Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others , and accordingly, there are no liabilities recorded at inception of the agreements.

For the year ended December 29, 2007, the six months ended December 30, 2006 and the years ended July 1, 2006 and July 2, 2005, the Company incurred royalty expense of approximately $11,583, $16,401, $12,554 and $10,571, respectively. During the six months ended December 30, 2006, the Company incurred expense of $9,675 in connection with the buy out of a license agreement and the settlement of certain contractual terms relating to another license agreement. The $9,675 was recorded in the “Selling, general and administrative expenses” line of the Consolidated Statement of Income.

Minimum amounts due under the license agreements are approximately $8,012 in 2008, $7,001 in 2009, $7,017 in 2010, $1,291 in 2011 and $60 in 2012. In addition to the minimum guaranteed amounts under license agreements, in the year ended December 29, 2007 the Company entered into a partnership agreement which included a minimum fee of $6,300 for each year from 2008 through 2017.

(13)	Intangible Assets and Goodwill

(a)	Intangible Assets

The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

		Accumulated	Net Book
	Gross	Amortization	Value

Year ended December 29, 2007:
Intangible assets subject to amortization:
Trademarks and brand names	$188,300	$63,157	$125,143
Computer software	51,893	25,770	26,123

	$240,193	$88,927

Net book value of intangible assets			$151,266

		Accumulated	Net Book
	Gross	Amortization	Value

Six months ended December 30, 2006:
Intangible assets subject to amortization:
Trademarks and brand names	$182,520	$53,616	$128,904
Computer software	33,091	24,814	8,277

	$215,611	$78,430

Net book value of intangible assets			$137,181

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

The amortization expense for intangibles subject to amortization was $6,205 in for the year ended December 29, 2007, $3,466 in the six months ended December 30, 2006, $9,031 for the year ended July 1, 2006 and $9,100 for the year ended July 2, 2005. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $9,838 in 2008, $9,413 in 2009, $8,250 in 2010, $6,717 in 2011 and $6,717 in 2012.

No impairment charges were recognized in for the year ended December 29, 2007, the six months ended December 30, 2006, for the year ended July 1, 2006 or for the year ended July 2, 2005. However, in prior years as a result of the annual impairment reviews, the Company concluded that certain trademarks had lives that were no longer indefinite. As a result of this conclusion, trademarks with a net book value of $79,044 and $51,524 for the year ended July 1, 2006 and for the year ended July 2, 2005, respectively, were moved from the indefinite lived category and amortization was initiated over a 30-year period.

(b)	Goodwill

Goodwill and the changes in those amounts during the period are as follows:

	Innerwear	Outerwear	Hosiery	International	Total
Net book value at July 1, 2006	$198,767	$45,243	$21,702	$12,943	$278,655
Acquisition of business	2,766	—	—	—	2,766
Foreign exchange	—	—	—	104	104

Net book value at December 30, 2006	$201,533	$45,243	$21,702	$13,047	$281,525
Acquisitions of businesses	9,931	17,468	1,517	—	28,916
Foreign exchange	—	—	—	(16)	(16)

Net book value at December 29, 2007	$211,464	$62,711	$23,219	$13,031	$310,425

There was no impairment of goodwill in any of the periods presented.

(14)	Financial Instruments and Risk Management

(a)	Interest Rate Derivatives

In connection with the spin off from Sara Lee on September 5, 2006, the Company incurred debt of $2,600,000 plus an unfunded revolver with capacity of $500,000, all of which bears interest at floating rates. During the year ended December 29, 2007 and the six months ended December 30, 2006, the Company has executed certain interest rate cash flow hedges in the form of swaps and caps in order to mitigate the Company’s exposure to variability in cash flows for the future interest payments on a designated portion of borrowings.

The Company records gains and losses on these derivative instruments using hedge accounting. Under this accounting method, gains and losses are deferred into accumulated other comprehensive loss until the hedged transaction impacts the Company’s earnings. However, on a quarterly basis hedge ineffectiveness will be measured and any resulting ineffectiveness will be recorded as gains or losses in the respective measurement period.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

During the year ended December 29, 2007 and the six months ended December 30, 2006, the Company deferred losses of $16,357 and $2,743, respectively, into accumulated other comprehensive loss. There was no gain or loss recorded in earnings as a result of hedge ineffectiveness for the year ended December 29, 2007 and the six months ended December 30, 2006.

	Notional	Interest Rates
Interest Rate Swaps	Principal	Receive	Pay

3 year: Receive variable-pay fixed	$200,000	3-month LIBOR	5.18%
4 year: Receive variable-pay fixed	100,000	3-month LIBOR	5.14%
5 year: Receive variable-pay fixed	200,000	3-month LIBOR	5.15%
1 year: Receive variable-pay fixed	100,000	6-month LIBOR	4.44%

	Notional	Interest Rates
Interest Rate Caps	Principal	Receive	Pay

2 year: Receive excess of index over cap	$400,000	3-month LIBOR	5.75%
2 year: Receive excess of index over cap	300,000	3-month LIBOR	5.75%
3-year: Receive excess of index over cap	250,000	6-month LIBOR	5.75%

(b)	Foreign Currency Derivatives

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

December 29,
2007

Foreign currency sold:
Canadian dollar	$(20,577)
Japanese yen	(19,931)

The Company uses foreign exchange option contracts to reduce the foreign exchange fluctuations on anticipated purchase transactions. There were no open foreign exchange option contracts at December 29, 2007 and December 30, 2006.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

(c)	Commodity Derivatives

Cotton is the primary raw material the Company uses to manufacture many of its products and is purchased at market prices. In the year ended July 1, 2006, the Company started to use commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedged instrument. There were no amounts outstanding under cotton futures contracts at December 29, 2007 and December 30, 2006. The notional amounts outstanding under the options contracts were 41 and 108 bales of cotton at December 29, 2007 and December 30, 2006, respectively.

(d)	Net Derivative Gain or Loss

For the interest rate swaps and caps and all forward exchange and option contracts, the following table summarizes the net derivative gains or losses deferred into accumulated other comprehensive loss and reclassified to earnings in the year ended December 29, 2007, the six months ended December 30, 2006 and the years ended July 1, 2006 and July 2, 2005.

	Year Ended	Six Months Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Net accumulated derivative gain (loss) deferred at beginning of year	$(6,626)	$(5,576)	$475	$1,883
Deferral of net derivative loss in accumulated other comprehensive loss	(18,455)	(2,604)	(4,452)	(1,620)
Reclassification of net derivative loss (gain) to income	7,187	1,554	(1,599)	212

Net accumulated derivative gain (loss) at end of year	$(17,894)	$(6,626)	$(5,576)	$475

The Company expects to reclassify into earnings during the next 12 months net loss from accumulated other comprehensive loss of approximately $10,659 at the time the underlying hedged transactions are realized. During the year ended December 29, 2007 and the six months ended December 30, 2006 and the years ended July 1, 2006 and July 2, 2005, the Company recognized income (expense) of $80, $0, $0, and $(554), respectively, for hedge ineffectiveness related to cash flow hedges. Amounts reported for hedge ineffectiveness are not included in accumulated other comprehensive loss and therefore, not included in the above table.

There were no derivative losses excluded from the assessment of effectiveness or gains or losses resulting from the disqualification of hedge accounting for the year ended December 29, 2007 and the six months ended December 30, 2006 and the years ended July 1, 2006 and July 2, 2005.

(e)	Fair Values

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable, accounts payable and long term debt approximated fair value as of December 29, 2007, December 30, 2006, and July 1, 2006. The fair value of long term debt approximates the carrying value as all the credit facilities are at floating rates. The carrying amounts of the Company’s notes payable to parent companies, notes payable to banks, notes payable to related entities and funding receivable/payable with parent companies approximated fair value as of December 29, 2007, December 30, 2006, and July 1, 2006, primarily due to the short-term nature of

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

these instruments. The fair values of the remaining financial instruments recognized in the Consolidated Balance Sheets of the Company at the respective year ends were:

	December 29,	December 30,
	2007	2006

Interest rate swaps	$(16,590)	$(2,743)
Foreign currency forwards and options	196	—
Interest rate caps	304	711
Commodity forwards and options	266	1,597

The fair value of the swaps is determined based upon externally developed pricing models, using financial market data obtained from swap dealers. The fair value of the forwards and options is based upon quoted market prices obtained from third-party institutions.

(f)	Concentration of Credit Risk

Trade accounts receivable due from customers that the Company considers highly leveraged were $115,233 at December 29, 2007, $107,783 at December 30, 2006, $121,870 at July 1, 2006 and $100,314 at July 2, 2005. The financial position of these businesses has been considered in determining allowances for doubtful accounts.

See Note 20 for disclosure of significant customer concentrations by segment.

(15)	Defined Benefit Pension Plans

During the year ended December 29, 2007, the Company completed the separation of its pension plan assets and liabilities from those of Sara Lee in accordance with governmental regulations, which resulted in a higher total amount of pension plan assets being transferred to the Company than originally was estimated prior to the spin off. Prior to spin off, the fair value of plan assets included in the annual valuations represented a best estimate based upon a percentage allocation of total assets of the Sara Lee trust. The separation resulted in a reduction to pension liabilities of approximately $74,000 with a corresponding credit to additional paid-in capital and resulted in a decrease of approximately $6,000 to pension expense for the year ended December 29, 2007.

Effective as of January 1, 2006, the Company created the Hanesbrands Inc. Pension and Retirement Plan (the “Hanesbrands Pension Plan”), a new frozen defined benefit plan to receive assets and liabilities accrued under the Sara Lee Pension Plan that are attributable to current and former Company employees. In connection with the spin off on September 5, 2006, the Company assumed Sara Lee’s obligations under the Sara Lee Corporation Consolidated Pension and Retirement Plan, the Sara Lee Supplemental Executive Retirement Plan, the Sara Lee Canada Pension Plans and certain other plans that related to the Company’s current and former employees and assumed other Sara Lee retirement plans covering only Company employees. Prior to the spin off the obligations were not included in the Company’s Consolidated Financial Statements. The Company also assumed two noncontributory defined benefit plans, the Playtex Apparel, Inc. Pension Plan (the “Playtex Plan”) and the National Textiles, L.L.C. Pension Plan (the “National Textiles Plan”). The obligations and costs related to all of these plans are included in the Company’s Consolidated Financial Statements as of December 29, 2007 and December 30, 2006.

On September 29, 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. The objectives of SFAS 158 are for an employer to a) recognize the overfunded status of a plan as an asset and the underfunded status of a plan as a liability in the balance sheet

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

and to recognize changes in the funded status in comprehensive income or loss, and b) measure the funded status of a plan as of the date of its balance sheet date. Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard. SFAS 158 requires initial application of the requirement to recognize the funded status of a benefit plan and the related disclosure provisions as of the end of fiscal years ending after December 15, 2006. SFAS 158 requires initial application of the requirement to measure plan assets and benefit obligations as of the balance sheet date as of the end of fiscal years ending after December 15, 2008. The Company adopted part (a) of the statement as of December 30, 2006. The Company adopted part (b) of the statement as of December 29, 2007. The following table summarizes the effect of required changes in the additional minimum pension liabilities (AML) as of December 30, 2006 prior to the adoption of SFAS 158 as well as the impact of the initial adoption of part (a) of SFAS 158:

	Prior to AML	AML	Post AML,	SFAS 158	Post AML,
	and SFAS 158	Adjustment	Pre SFAS 158	Adjustment	Post SFAS 158

Prepaid pension asset	$—	$—	$—	$1,356	$1,356
Accrued pension liability	$90,491	$48,100	$138,591	$61,566	$200,157
Intangible asset	$—	$436	$436	$(436)	$—
Accumulated other comprehensive income, net of tax	$—	$(63,677)	$(63,677)	$(2,854)	$(66,531)
Deferred tax asset	$—	$40,541	$40,541	$1,238	$41,779

Prior to the spin off from Sara Lee on September 5, 2006, employees who met certain eligibility requirements participated in defined benefit pension plans sponsored by Sara Lee. These defined benefit pension plans included employees from a number of domestic Sara Lee business units. All obligations pursuant to these plans have historically been obligations of Sara Lee and as such, were not included on the Company’s historical Consolidated Balance Sheets, prior to September 5, 2006. The annual cost of the Sara Lee defined benefit plans was allocated to all of the participating businesses based upon a specific actuarial computation which was followed consistently.

The annual (income) expense incurred by the Company for these defined benefit plans is as follows:

	Year Ended	Six Months Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Participation in Sara Lee sponsored defined benefit plans	$—	$725	$30,835	$46,675
Hanesbrands sponsored benefit plans	(2,924)	2,182	—	—
Playtex Apparel, Inc. Pension Plan	(127)	(30)	(234)	9
National Textiles L.L.C. Pension Plan	(339)	(425)	(1,059)	—

Total pension plan (income) cost	$(3,390)	$2,452	$29,542	$46,684

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

The components of net periodic benefit cost and other amounts recognized in other comprehensive loss of the Company’s noncontributory defined benefit pension plans were as follows:

	Year Ended	Six Months Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Service cost	$1,446	$384	$—	$1
Interest cost	49,494	17,848	5,291	1,274
Expected return on assets	(55,588)	(17,011)	(6,584)	(1,510)
Asset Allocation	(1,867)	—	—	—
Settlement cost	345	—	—	—
Amortization of:
Transition asset	—	(98)	—	—
Prior service cost	43	(1)	—	232
Net actuarial loss	2,737	605	—	12

Net periodic benefit (income) cost	$(3,390)	$1,727	$(1,293)	$9

	Year Ended	Six Months Ended
	December 29,	December 30,
	2007	2006

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	$(61,162)	$111,505
Prior service credit	—	(385)

Total recognized in other comprehensive (income) loss	(61,162)	111,120

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(64,552)	$112,847

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $43 and $163, respectively.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	December 29,	December 30,
	2007	2006

Accumulated benefit obligation:
Beginning of year	$885,531	$113,305
Assumption of obligations	—	745,550
Service cost	1,445	378
Interest cost	49,494	16,781
Benefits paid	(53,576)	(18,427)
Plan curtailment	(428)	—
Plan amendments	—	401
Adoption of SFAS 158	(1,485)	—
Impact of exchange rate change	4,526	—
Actuarial (gain) loss	(48,091)	27,543

End of year	837,416	885,531

Fair value of plan assets:
Beginning of year	686,730	101,507
Assumption of assets	—	531,322
Actual return on plan assets	69,343	20,831
Separation of assets and liabilities from Sara Lee	73,833	—
Employer contributions	54,355	51,497
Benefits paid	(53,576)	(18,427)
Adoption of SFAS 158	(761)	—
Impact of exchange rate change	4,290	—

End of year	834,214	686,730

Funded status	$(3,202)	$(198,801)

The total accumulated benefit obligation and the accumulated benefit obligation and fair value of plan assets for the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 29,	December 30,
	2007	2006

Accumulated Benefit Obligation	$837,416	$885,531
Plans with Accumulated Benefit Obligation in excess of plan assets
Accumulated Benefit Obligation	$139,363	$863,820
Fair value of plan assets	103,818	615,563

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	December 29,	December 30,
	2007	2006

Noncurrent assets	$32,342	$1,355
Current liabilities	(2,775)	(2,441)
Noncurrent liabilities	(32,769)	(197,715)
Accumulated other comprehensive loss	(44,358)	(108,310)

Amounts recognized in accumulated other comprehensive loss consist of:

	December 29,	December 30,
	2007	2006

Prior service cost	$(332)	$(385)
Actuarial loss	(44,026)	(107,925)

	$(44,358)	$(108,310)

Accrued benefit costs related to the Company’s defined benefit pension plans are reported in the “Other noncurrent assets”, “Accrued liabilities — Payroll and employee benefits” and “Pension and postretirement benefits” lines of the Consolidated Balance Sheets.

(a)	Measurement Date and Assumptions

In accordance with the adoption of SFAS 158 part (b), a December 29, 2007 measurement date was used to value plan assets and obligations for the Company’s defined benefit pension plans for the year ended December 29, 2007. The impact of adopting part (b) is an adjustment of $1,058 to increase retained earnings, with offsetting decreases to pension liability of $1,804 and accumulated other comprehensive income of $747 for the year ended December 29, 2007. A measurement date of September 30 was used for the six months ended December 30, 2006, and a March 31 measurement date for all previous periods. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the periods presented were as follows:

	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Net periodic benefit cost:
Discount rate	5.80%	5.77%	5.60%	5.50%
Long-term rate of return on plan assets	8.03	7.57	7.76	7.83
Rate of compensation increase(1)	3.63	3.60	4.00	4.50
Plan obligations:
Discount rate	6.34%	5.77%	5.80%	5.60%
Rate of compensation increase(1)	3.63	3.60	4.00	4.00

(1)	The compensation increase assumption applies to the non domestic plans and portions of the Hanesbrands nonqualified retirement plans, as benefits under these plans are not frozen at December 29, 2007, December 30, 2006, and July 1, 2006.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

(b)	Plan Assets, Expected Benefit Payments, and Funding

The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	December 29,	December 30,
	2007	2006

Asset category:
Equity securities	65%	63%
Debt securities	29	32
Cash and other	6	5

The investment objectives for the pension plan assets are designed to generate returns that will enable the pension plans to meet their future obligations.

Due to the current funded status of the plans, the Company is not required to make any contributions to the pension plans in 2008. Expected benefit payments are as follows: $52,233 in 2008, $50,837 in 2009, $50,090 in 2010, $49,643 in 2011, $51,297 in 2012 and $272,227 thereafter.

(16)	Postretirement Healthcare and Life Insurance Plans

In December 2006, the Company changed the postretirement plan benefits to (a) pass along a higher share of retiree medical costs to all retirees effective February 1, 2007, (b) eliminate company contributions toward premiums for retiree medical coverage effective December 1, 2007, (c) eliminate retiree medical coverage options for all current and future retirees age 65 and older and (d) eliminate future postretirement life benefits. Gains associated with these plan amendments were amortized throughout the year ended December 29, 2007 in anticipation of the effective termination of the medical plan on December 1, 2007. On December 1, 2007 the Company effectively terminated all retiree medical coverage. Postretirement benefit income of $28,467 was recorded in the Consolidated Statement of Income for the six months ended December 30, 2006, which represented the unrecognized amounts associated with prior plan amendments that were being amortized into income over the remaining service period of the participants prior to the December 2006 amendments. A gain on curtailment of $32,144 is recorded in the Consolidated Statement of Income for the year ended December 29, 2007, which represents the final settlement of the retirement plan.

On September 29, 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. The objectives of SFAS 158 are for an employer to a) recognize the overfunded status of a plan as an asset and the underfunded status of a plan as a liability in the balance sheet and to recognize changes in the funded status in comprehensive income or loss, and b) measure the funded status of a plan as of the date of its balance sheet date. Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard. SFAS 158 requires initial application of the requirement to recognize the funded status of a benefit plan and the related disclosure provisions as of the end of fiscal years ending after December 15, 2006. SFAS 158 requires initial application of the requirement to measure plan assets and benefit obligations as of the balance sheet date as of the end of fiscal years ending after December 15, 2008. The Company adopted part (a) of the statement as of

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

December 30, 2006. The Company adopted part (b) of the statement as of December 29, 2007. The following table summarizes the effect of the adoption of part (a) of SFAS 158 on the December 30, 2006 balance sheet:

		SFAS 158
	Pre-SFAS 158	Adjustment	Post SFAS 158

Accrued Postretirement Liability	$44,358	$(35,897)	$8,461
Accumulated Other Comprehensive Income, net of tax	$—	$21,933	$21,933
Deferred Tax Liability	$—	$13,964	$13,964

Prior to the spin off from Sara Lee on September 5, 2006, employees who met certain eligibility requirements participated in post-retirement healthcare and life insurance sponsored by Sara Lee. These plans included employees from a number of domestic Sara Lee business units. All obligations pursuant to these plans have historically been obligations of Sara Lee and as such, were not included on the Company’s historical Consolidated Balance Sheets, prior to September 5, 2006. The annual cost of the Sara Lee defined benefit plans was allocated to all of the participating businesses based upon a specific actuarial computation which was followed consistently. In connection with the spin off on September 5, 2006, the Company assumed Sara Lee’s obligations under the Sara Lee postretirement plans related to the Company’s current and former employees.

The postretirement plan expense incurred by the Company for these postretirement plans is as follows:

	Year Ended	Six Months Ended	Year Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Hanesbrands postretirement health care and life insurance plans	$(5,410)	$237	$—	$—
Participation in Sara Lee sponsored postretirement and life insurance plans	—	214	6,188	7,794

	$(5,410)	$451	$6,188	$7,794

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

The components of the Company’s postretirement health-care and life insurance plans were as follows:

	Year Ended	Six Months Ended
	December 29,	December 30,
	2007	2006

Service costs	$256	$470
Interest cost	835	967
Expected return on assets	(7)	(2)
Amortization of:
Transition asset	(62)	64
Prior service cost	(7,380)	(1,456)
Net actuarial loss	948	194

Net periodic benefit (income) cost	$(5,410)	$237

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain) loss	$(191)	$10,206
Transition asset	—	(79)
Prior service credit	—	(46,024)
Recognition of settlement of health-care plan	(32,144)	—

Total recognized gain in other comprehensive income	(32,335)	(35,897)

Total recognized in net periodic benefit cost and other comprehensive loss	$(37,745)	$(35,660)

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

The funded status of the Company’s postretirement health-care and life insurance plans at the respective year end was as follows:

	December 29, 2007	December 30, 2006

Accumulated benefit obligation:
Beginning of year	$8,647	$50,793
Service cost	256	470
Interest cost	836	967
Benefits paid	(2,261)	(1,824)
Plan curtailments	—	(2,127)
Plan amendments	—	(40,920)
Actuarial (gain) loss	(903)	1,288
SFAS 158 Adjustment	23	—

End of year	6,598	8,647
Fair value of plan assets:
Beginning of year	186	184
Actual return on plan assets	13	2
Employer contributions	2,261	1,824
Benefits paid	(2,261)	(1,824)

End of year	173	186

Funded status and accrued benefit cost recognized	$(6,425)	$(8,461)

Amounts recognized in the Company’s Consolidated Balance Sheet consist of:
Current liabilities	$(351)	$(2,426)
Noncurrent liabilities	(6,074)	(6,035)

	$(6,425)	$(8,461)

Amounts recognized in accumulated other comprehensive income consist of:
Prior service credit	—	46,024
Initial net asset	—	79
Actuarial gain (loss)	191	(10,206)

	$191	$35,897

Accrued benefit costs related to the Company’s postretirement healthcare and life insurance plans are reported in the “Accrued liabilities — Payroll and employee benefits” and “Pension and postretirement benefits” lines of the Consolidated Balance Sheets.

(a)	Measurement Date and Assumptions

In accordance with the adoption of SFAS 158 part (b), a December 29, 2007 measurement date was used to value plan assets and obligations for the Company’s postretirement life insurance plans in the current year. The impact of adopting part (b) is an adjustment of $131 to increase retained earnings, with an offsetting

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

decrease to postretirement liability at December 29, 2007. A September 30, 2006 measurement date was used to value plan assets and obligations for the Company’s postretirement medical and life insurance plans for the previous year. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the plan at the measurement date were as follows: discount rate of 6.20% for plan obligations and net periodic benefit cost; and long term rate of return on plan assets of 3.70%.

(b)	Contributions and Benefit Payments

The Company expects to make a contribution of $525 in 2008. Expected benefit payments are as follows: $525 in 2008, $521 in 2009, $519 in 2010, $517 in 2011, $513 in 2012 and $2,498 thereafter.

(17)	Income Taxes

The provision for income tax computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Year Ended	Six Months Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Income before income tax expense:
Domestic	6.0%	30.4%	23.4%	(35.5)%
Foreign	94.0	69.6	76.6	135.5

	100.0%	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Tax on remittance of foreign earnings	8.9	8.1	3.3	14.5
Finalization of tax reviews and audits	—	—	—	(5.8)
Foreign taxes less than U.S. statutory rate	(15.3)	(11.6)	(8.3)	(7.7)
Taxes related to earnings previously deemed permanently invested	—	—	—	9.1
Benefit of Puerto Rico foreign tax credits	—	—	(4.5)	(7.3)
Other, net	2.9	2.3	(3.0)	(1.0)

Taxes at effective worldwide tax rates	31.5%	33.8%	22.5%	36.8%

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total

Year ended December 29, 2007
Domestic	$452	$22,327	$22,779
Foreign	23,471	4,780	28,251
State	6,007	962	6,969

	$29,930	$28,069	$57,999

Six Months ended December 30, 2006
Domestic	$17,918	$5,848	$23,766
Foreign	14,711	(3,511)	11,200
State	1,667	1,148	2,815

	$34,296	$3,485	$37,781

Year ended July 1, 2006
Domestic	$119,598	$(27,103)	$92,495
Foreign	18,069	(1,911)	16,158
State	2,964	(17,790)	(14,826)

	$140,631	$(46,804)	$93,827

Year ended July 2, 2005
Domestic	$28,332	$74,780	$103,112
Foreign	30,655	(8,070)	22,585
State	1,310	—	1,310

	$60,297	$66,710	$127,007

	Year Ended	Six Months Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Cash payments for income taxes	$20,562	$18,687	$14,035	$16,099

Cash payments above represent cash tax payments made by the Company primarily in foreign jurisdictions. During the periods presented prior to September 5, 2006, tax payments made in the U.S. were made by Sara Lee on the Company’s behalf and were settled in the funding payable with parent companies account.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

The deferred tax assets and liabilities at the respective year-ends were as follows:

	December 29,	December 30,
	2007	2006

Deferred tax assets:
Nondeductible reserves	$9,884	$11,598
Inventory	84,916	77,750
Property and equipment	5,710	11,807
Intangibles	165,792	161,690
Bad debt allowance	13,937	14,350
Accrued expenses	41,735	63,640
Employee benefits	88,568	90,180
Tax credits	9,309	—
Net operating loss and other tax carryforwards	13,137	42,579
Other	16,470	73

Gross deferred tax assets	449,458	473,667
Less valuation allowances	(15,992)	(14,591)

Deferred tax assets	433,466	459,076

Deferred tax liabilities:
Prepaids	8,188	3,971

Deferred tax liabilities	8,188	3,971

Net deferred tax assets	$425,278	$455,105

The valuation allowance for deferred tax assets as of December 29, 2007 and December 30, 2006 was $15,992 and $14,591 respectively. The net change in the total valuation allowance for the year ended December 29, 2007 and the six months ended December 30, 2006 was $1,401 and $(32,536) respectively.

The valuation allowance relates in part to deferred tax assets established under SFAS No. 109 for loss carryforwards at December 29, 2007 and December 30, 2006 of $13,137 and $11,736 respectively, and to foreign goodwill of $2,855 at December 29, 2007 and December 30, 2006.

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

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

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

At December 29, 2007, the Company has net operating loss carryforwards of approximately $55,833 which will expire as follows:

Years Ending:

January 3, 2009	$637
January 2, 2010	1,309
January 1, 2011	2,665
December 31, 2011	3,149
December 29, 2012	3,602
Thereafter	44,471

At December 29, 2007, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. If these earnings had not been permanently reinvested, deferred taxes of approximately $87,000 would have been recognized in the Consolidated Financial Statements.

As discussed in Note 2, the Company adopted FIN 48 in the year ended December 29, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits as of the beginning of 2007. Although it is not reasonably possible to estimate the amount by which these unrecognized tax benefits may increase or decrease within the next twelve months due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 30, 2006	$3,267
Additions based on tax positions related to the current year	10,350
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 29, 2007	$13,617

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. During the year ended December 29, 2007, the Company recognized $720 for interest and penalties classified as income tax expense in the Consolidated Statement of Income.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

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

The Company recognized a $50,000 tax charge related to the repatriation of the earnings of foreign subsidiaries to the U.S. in 2005. In addition, during 2005 the Company recognized a $31,600 tax charge for extraordinary dividends associated with the American Jobs Creation Act of 2004 (Act). On October 22, 2004, the President of the United States signed the Act which created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.

(18)	Stockholders’ Equity

The Company is authorized to issue up to 500,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and permits the Company’s board of directors, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At December 29, 2007 and December 30, 2006, 95,232 and 96,312 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding. Included within the 50,000 shares of preferred stock, 500 shares are designated Junior Participating Preferred Stock, Series A (the “Series A Preferred Stock”) and reserved for issuance upon the exercise of rights under the rights agreement described below.

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

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

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

(19)	Relationship with Sara Lee and Related Entities

Effective upon the completion of the spin off on September 5, 2006, Sara Lee ceased to be a related party to the Company. The Company paid a dividend to Sara Lee of $1,950,000 and repaid a loan in the amount of $450,000 which is reflected in the Consolidated Statement of Stockholders’ Equity. An additional payment of approximately $26,306 was paid to Sara Lee during the six months ended December 30, 2006 in order to satisfy all outstanding payables from the Company to Sara Lee and Sara Lee subsidiaries.

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

Included in the historical information are costs of certain services such as business insurance, medical insurance, and employee benefit plans and allocations for certain centralized administration costs for treasury, real estate, accounting, auditing, tax, risk management, human resources and benefits administration. Centralized administration costs were allocated to the Company based upon a proportional cost allocation method. These allocated costs are included in the “Selling, general and administrative expenses” line of the Consolidated Statement of Income. For the year ended December 29, 2007 and six months ended December 30, 2006, the total amount allocated for centralized administration costs by Sara Lee was $0.

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

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

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

(a)	Allocation of Corporate Costs

The costs of certain services that were provided by Sara Lee to the Company during the periods presented have been reflected in these financial statements, including charges for services such as business insurance, medical insurance and employee benefit plans and allocations for certain centralized administration costs for treasury, real estate, accounting, auditing, tax, risk management, human resources and benefits administration. These allocations of centralized administration costs were determined using a proportional cost allocation method on bases that the Company and Sara Lee considered to be reasonable, including relevant operating profit, fixed assets, sales, and payroll. Allocated costs are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. The total amount allocated for centralized administration costs by Sara Lee in the year ended December 29, 2007, six months ended December 30, 2006

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

and the years ended July 1, 2006 and July 2, 2005 was $0, $0, $37,478 and $34,213, respectively. Beginning with the six months ended December 30, 2006, there were no costs allocated as the Company’s infrastructure was in place and did not significantly benefit from these services from Sara Lee. These costs represent management’s reasonable allocation of the costs incurred. However, these amounts may not be representative of the costs necessary for the Company to operate as a separate standalone company. The “Net transactions with parent companies” line item in the Consolidated Statements of Parent Companies’ Equity primarily reflects dividends paid to parent companies and costs paid by Sara Lee on behalf of the Company.

(b)	Other Transactions with Sara Lee Related Entities

During all periods presented prior to the spin off on September 5, 2006, the Company’s entities engaged in certain transactions with other Sara Lee businesses that are not part of the Company, which included the purchase and sale of certain inventory, the exchange of services, and royalty arrangements involving the use of trademarks or other intangibles.

Transactions with related entities are summarized in the table below:

	Six Months
	Ended	Years Ended
	December 30,	July 1,	July 2,
	2006	2006	2005

Sales to related entities	$5	$1,630	$1,999
Net royalty income	2,026	1,554	3,152
Net service expense	7	4,449	8,915
Interest expense	7,878	23,036	30,759
Interest income	4,926	5,807	16,275

Interest income and expense with related entities are reported in the “Interest expense, net” line of the Consolidated Statements of Income. The remaining balances included in this line represent interest with third parties.

(20)	Business Segment Information

The Company’s operations are managed and reported in five operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Hosiery, International and Other. These segments are organized principally by product category and geographic location. Management of each segment is responsible for the operations of these businesses.

The types of products and services from which each reportable segment derives its revenues are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear.

•	Outerwear sells basic branded products that are seasonal in nature under the product categories of casualwear and activewear.

•	Hosiery sells products in categories such as panty hose and knee highs.

•	International relates to the Latin America, Asia, Canada and Europe geographic locations which sell products that span across the Innerwear, Outerwear and Hosiery reportable segments.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

•	Other is comprised of sales of non finished products such as fabric and certain other materials in the United States and Latin America in order to maintain asset utilization at certain manufacturing facilities.

The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, amortization of trademarks and other identifiable intangibles and restructuring and related accelerated depreciation charges. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”

	Year	Six Months
	Ended	Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Net sales(1)(2):
Innerwear	$2,556,906	$1,295,868	$2,627,101	$2,703,637
Outerwear	1,221,845	616,298	1,140,703	1,198,286
Hosiery	266,198	144,066	290,125	338,468
International	421,898	197,729	398,157	399,989
Other	56,920	19,381	62,809	88,859

Total segment net sales	4,523,767	2,273,342	4,518,895	4,729,239
Intersegment	(49,230)	(22,869)	(46,063)	(45,556)

Total net sales	$4,474,537	$2,250,473	$4,472,832	$4,683,683

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

	Year	Six Months
	Ended	Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Segment operating profit:
Innerwear	$305,959	$172,008	$344,643	$300,796
Outerwear	71,364	21,316	74,170	68,301
Hosiery	76,917	36,205	39,069	40,776
International	53,147	15,236	37,003	32,231
Other	(1,361)	(288)	127	(174)

Total segment operating profit	506,026	244,477	495,012	441,930
Items not included in segment operating profit:
General corporate expenses	(60,213)	(46,927)	(52,482)	(21,823)
Amortization of trademarks and other identifiable intangibles	(6,205)	(3,466)	(9,031)	(9,100)
Gain on curtailment of postretirement benefits	32,144	28,467	—	—
Restructuring	(43,731)	(11,278)	101	(46,978)
Accelerated depreciation included in cost of sales	(36,912)	(21,199)	—	(4,549)
Accelerated depreciation included in selling, general and administrative expenses	(2,540)	—	—	—

Total operating profit	388,569	190,074	433,600	359,480
Other expenses	(5,235)	(7,401)
Interest expense, net	(199,208)	(70,753)	(17,280)	(13,964)

Income before income tax expense	$184,126	$111,920	$416,320	$345,516

	December 29,	December 30,
	2007	2006

Assets:
Innerwear	$1,567,674	$1,354,183
Outerwear	910,656	761,653
Hosiery	135,233	110,400
International	237,860	222,561
Other	16,807	21,798

	2,868,230	2,470,595
Corporate(3)	571,253	965,025

Total assets	$3,439,483	$3,435,620

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

	Year	Six Months
	Ended	Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Depreciation expense for fixed assets:
Innerwear	$40,119	$20,945	$52,815	$61,336
Outerwear	19,516	10,417	22,525	18,727
Hosiery	8,829	4,960	12,645	11,356
International	4,364	1,529	2,783	3,123
Other	1,645	2,287	4,143	2,857

	74,473	40,138	94,911	97,399
Corporate	50,998	29,808	10,262	11,392

Total depreciation expense for fixed assets	$125,471	$69,946	$105,173	$108,791

	Year	Six Months
	Ended	Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Additions to long-lived assets:
Innerwear	$15,605	$4,447	$32,667	$22,223
Outerwear	7,162	1,580	47,242	25,675
Hosiery	1,124	1,426	4,279	2,233
International	1,882	985	5,025	2,912
Other	693	189	659	365

	26,466	8,627	89,872	53,408
Corporate	70,160	21,137	20,207	13,727

Total additions to long-lived assets	$96,626	$29,764	$110,079	$67,135

(1)	Includes sales between segments. Such sales are at transfer prices that are at cost plus markup or at prices equivalent to market value.

(2)	Intersegment sales included in the segments’ net sales are as follows:

	Year	Six Months
	Ended	Ended	Years Ended
	December 29,	December 30,	July 1,	July 2,
	2007	2006	2006	2005

Innerwear	$6,529	$2,287	$5,293	$4,844
Outerwear	23,154	9,671	16,062	13,098
Hosiery	16,790	9,575	21,302	21,079
International	2,757	1,355	3,406	6,535
Other	—	(19)	—	—

Total	$49,230	$22,869	$46,063	$45,556

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

(3)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.

Sales to Wal-Mart, Target and Kohl’s were substantially in the Innerwear and Outerwear segments and represented 27%, 14% and 6% of total sales in the year ended December 29, 2007, respectively.

Worldwide sales by product category for Innerwear, Outerwear, Hosiery and Other were $2,842,365, $1,344,601, $279,881 and $56,920, respectively, in the year ended December 29, 2007.

(21)	Geographic Area Information

	Year Ended or at		Six Months Ended or at		Years Ended or at
	December 29, 2007		December 30, 2006		July 1, 2006		July 2, 2005
		Long-Lived		Long-Lived		Long-Lived		Long-Lived
	Sales	Assets	Sales	Assets	Sales	Assets	Sales	Assets

United States	$4,013,738	$776,113	$2,058,506	$718,489	$4,105,168	$862,280	$4,307,940	$770,917
Mexico	73,427	12,844	38,920	19,194	77,516	35,376	79,352	42,897
Central America	26,851	163,542	23,793	104,420	3,185	49,166	4,511	98,168
Japan	83,606	1,116	43,707	16,302	85,898	4,979	91,337	6,202
Canada	124,500	8,902	57,898	6,008	118,798	6,828	113,782	7,496
Other	152,415	117,629	27,649	111,159	80,637	73,411	84,762	57,544

	4,474,537	$1,080,146	2,250,473	$975,572	4,471,202	$1,032,040	4,681,684	$983,224

Related party	—		—		1,630		1,999

	$4,474,537		$2,250,473		$4,472,832		$4,683,683

The net sales by geographic region is attributed by customer location.

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

(22)	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total

Year ended December 29, 2007:
Net sales	$1,039,894	$1,121,907	$1,153,606	$1,159,130	$4,474,537
Gross profit	339,679	380,357	361,019	359,855	1,440,910
Net income	12,004	25,434	38,896	49,793	126,127
Basic earnings per share	0.12	0.26	0.41	0.52	1.31
Diluted earnings per share	0.12	0.26	0.40	0.52	1.30
Six months ended December 30, 2006:
Net sales	$1,118,968	$1,131,505	*	*	$2,250,473
Gross profit	365,631	354,723			720,354
Net income	50,345	23,794			74,139
Basic earnings per share	0.52	0.25			0.77
Diluted earnings per share	0.52	0.25			0.77
Year ended July 1, 2006:
Net sales	$1,137,960	$1,181,878	$1,032,861	$1,120,133	$4,472,832
Gross profit	369,518	393,460	340,893	381,461	1,485,332
Net income	82,603	106,012	74,593	59,285	322,493
Basic earnings per share	0.86	1.10	0.77	0.62	3.35
Diluted earnings per share	0.86	1.10	0.77	0.62	3.35

*	The six months ended December 30, 2006 contains only first and second quarter results as a result of changing the Company’s fiscal year end to the Saturday closest to December 31.

The amounts above include the impact of restructuring and curtailment as described in notes 5 and 16, respectively, to the Consolidated Financial Statements.

(23)	Consolidating Financial Information

In accordance with the indenture governing the Company’s $500,000 Floating Rate Senior Notes issued on December 14, 2006, certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Floating Rate Senior Notes. The following presents the condensed consolidating financial information separately for:

(i) Parent Company, the issuer of the guaranteed obligations. Parent Company includes Hanesbrands Inc. and its 100% owned operating divisions (divisional entities) which are not legal entities, and excludes its subsidiaries which are legal entities;

(ii) For period prior to the spin off from Sara Lee, divisional entities, on a combined basis, representing operating divisions (not legal entities) 100% owned by Sara Lee Corporation (former parent company);

(iii) Guarantor subsidiaries, on a combined basis, as specified in the indenture governing the Floating Rate Senior Notes;

(iv) Non-guarantor subsidiaries, on a combined basis;

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

(v) Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Hanesbrands, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate intercompany profit in inventory, (c) eliminate the investments in our subsidiaries and (d) record consolidating entries; and

(vi) Parent Company, on a consolidated basis.

As described in Note 1, a separate legal entity did not exist for Hanesbrands Inc. prior to the spin off from Sara Lee because a direct ownership relationship did not exist among the various units comprising the Branded Apparel Americas and Asia Business. In connection with the spin off from Sara Lee, each guarantor subsidiary became a 100% owned direct or indirect subsidiary of Hanesbrands Inc. as of September 5, 2006. Therefore, a parent company entity is not presented for periods prior to the spin-off, but divisional entities of Sara Lee are presented.

The Floating Rate Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

Certain prior period amounts have been reclassified to conform to the current year presentation and legal entity structure relating to the classification of the investment in subsidiary balances and related equity in earnings of subsidiaries. Prior period presentation has been revised to combine Parent and Divisional Entities columns for periods after the spin off from Sara Lee on September 5, 2006.

	Consolidating Statement of Income Year Ended December 29, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidating

Net sales	$4,421,464	$875,358	$2,532,886	$(3,355,171)	$4,474,537
Cost of sales	3,527,794	640,341	2,240,203	(3,374,711)	3,033,627

Gross profit	893,670	235,017	292,683	19,540	1,440,910
Selling, general and administrative expenses	923,127	4,096	112,332	1,199	1,040,754
Gain on curtailment of postretirement benefits	(32,144)	—	—	—	(32,144)
Restructuring	39,625	72	4,034	—	43,731

Operating profit (loss)	(36,938)	230,849	176,317	18,341	388,569
Other expenses	5,235	—	—	—	5,235
Equity in earnings (loss) of subsidiaries	339,034	137,571	—	(476,605)	—
Interest expense, net	154,367	42,299	2,544	(2)	199,208

Income (loss) before income tax expense	142,494	326,121	173,773	(458,262)	184,126
Income tax expense	16,367	13,380	28,252	—	57,999

Net income (loss)	$126,127	$312,741	$145,521	$(458,262)	$126,127

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

	Consolidating Statement of Income Six Months Ended December 30, 2006
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$2,239,788	$298,380	$1,197,146	$(1,484,841)	$2,250,473
Cost of sales	1,583,683	412,274	1,042,006	(1,507,844)	1,530,119

Gross profit	656,105	(113,894)	155,140	23,003	720,354
Selling, general and administrative expenses	452,483	57,249	60,291	(22,554)	547,469
Gain on curtailment of postretirement benefits	(28,467)	—	—	—	(28,467)
Restructuring	2,970	2,036	6,272	—	11,278

Operating profit (loss)	229,119	(173,179)	88,577	45,557	190,074
Other expenses	7,401	—	—	—	7,401
Equity in earnings (loss) of subsidiaries	(62,193)	87,559	—	(25,366)	—
Interest expense, net	56,234	15,043	(524)	—	70,753

Income (loss) before income tax expense	103,291	(100,663)	89,101	20,191	111,920
Income tax expense	29,152	3,113	5,516	—	37,781

Net income (loss)	$74,139	$(103,776)	$83,585	$20,191	$74,139

	Consolidating Statement of Income Year Ended July 1, 2006
				Consolidating
	Divisional	Guarantor	Non-Guarantor	Entries and
	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$4,645,494	$947,083	$2,453,589	$(3,573,334)	$4,472,832
Cost of sales	3,687,964	791,992	2,075,249	(3,567,705)	2,987,500

Gross profit	957,530	155,091	378,340	(5,629)	1,485,332
Selling, general and administrative expenses	774,972	162,128	113,508	1,225	1,051,833
Restructuring	701	(201)	(601)	—	(101)

Operating profit (loss)	181,857	(6,836)	265,433	(6,854)	433,600
Equity in earnings (loss) of subsidiaries	—	234,515	—	(234,515)	—
Interest expense, net	1,605	8,820	6,855	—	17,280

Income (loss) before income tax expense	180,252	218,859	258,578	(241,369)	416,320
Income tax expense	—	83,291	10,536	—	93,827

Net income (loss)	$180,252	$135,568	$248,042	$(241,369)	$322,493

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

	Consolidating Statement of Income Year Ended July 2, 2005
				Consolidating
	Divisional	Guarantor	Non-Guarantor	Entries and
	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$4,926,503	$753,516	$2,273,019	$(3,269,355)	$4,683,683
Cost of sales	3,917,590	482,605	1,917,714	(3,094,338)	3,223,571

Gross profit	1,008,913	270,911	355,305	(175,017)	1,460,112
Selling, general and administrative expenses	800,140	146,791	102,635	4,088	1,053,654
Restructuring	42,307	4,770	(99)	—	46,978

Operating profit (loss)	166,466	119,350	252,769	(179,105)	359,480
Equity in earnings (loss) of subsidiaries	—	224,243	—	(224,243)	—
Interest expense, net	11,950	6,442	(4,428)	—	13,964

Income before (loss) income tax expense	154,516	337,151	257,197	(403,348)	345,516
Income tax expense	—	115,816	11,191	—	127,007

Net income (loss)	$154,516	$221,335	$246,006	$(403,348)	$218,509

	Condensed Consolidating Balance Sheet
	December 29, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$84,476	$6,329	$83,431	$—	$174,236
Trade accounts receivable	(13,135)	4,389	586,327	(2,512)	575,069
Inventories	827,312	47,443	281,224	(38,927)	1,117,052
Deferred tax assets and other current assets	196,451	3,888	30,013	(2,375)	227,977

Total current assets	1,095,104	62,049	980,995	(43,814)	2,094,334

Property, net	286,081	6,979	241,226	—	534,286
Trademarks and other identifiable intangibles, net	25,955	119,682	5,629	—	151,266
Goodwill	232,882	16,934	60,609	—	310,425
Investments in subsidiaries	424,746	585,168	—	(1,009,914)	—
Deferred tax assets and other noncurrent assets	386,070	249,621	(232,117)	(54,402)	349,172

Total assets	$2,450,838	$1,040,433	$1,056,342	$(1,108,130)	$3,439,483

Liabilities and Stockholders’ Equity
Accounts payable	$127,887	$4,344	$71,288	$85,647	$289,166
Accrued liabilities	299,078	22,537	61,294	(2,670)	380,239
Notes payable	—	—	19,577	—	19,577

Total current liabilities	426,965	26,881	152,159	82,977	688,982

Long-term debt	1,615,250	450,000	250,000	—	2,315,250
Other noncurrent liabilities	119,719	1,773	19,854	5,001	146,347

Total liabilities	2,161,934	478,654	422,013	87,978	3,150,579
Stockholders’ equity	288,904	561,779	634,329	(1,196,108)	288,904

Total liabilities and stockholders’ equity	$2,450,838	$1,040,433	$1,056,342	$(1,108,130)	$3,439,483

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

	Condensed Consolidating Balance Sheet December 30, 2006
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$60,960	$(1,251)	$96,264	$—	$155,973
Trade accounts receivable	408,751	9,369	70,509	—	488,629
Inventories	959,274	115,413	239,548	(97,734)	1,216,501
Deferred tax assets and other current assets	187,455	9,407	28,131	(14,916)	210,077

Total current assets	1,616,440	132,938	434,452	(112,650)	2,071,180

Property, net	298,755	64,357	193,754	—	556,866
Trademarks and other identifiable intangibles, net	13,301	114,205	9,675	—	137,181
Goodwill	213,376	16,935	51,214	—	281,525
Investments in subsidiaries	279,203	587,628	—	(866,831)	—
Deferred tax assets and other noncurrent assets	281,366	93,861	248,541	(234,900)	388,868

Total assets	$2,702,441	$1,009,924	$937,636	$(1,214,381)	$3,435,620

Liabilities and Stockholders’ Equity
Accounts payable	$162,281	$17,867	$47,097	$(4,704)	$222,541
Accrued liabilities	189,243	30,955	291,617	(146,814)	365,001
Notes payable	—	—	14,264	—	14,264
Current portion of long-term debt	9,375	—	—	—	9,375

Total current liabilities	360,899	48,822	352,978	(151,518)	611,181

Long-term debt	2,034,000	450,000	—	—	2,484,000
Other noncurrent liabilities	238,271	16,838	12,254	3,805	271,168

Total liabilities	2,633,170	515,660	365,232	(147,713)	3,366,349
Stockholders’ equity	69,271	494,264	572,404	(1,066,668)	69,271

Total liabilities and stockholders’ equity	$2,702,441	$1,009,924	$937,636	$(1,214,381)	$3,435,620

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 29, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$961,029	$138,162	$(86,673)	$(653,478)	$359,040

Investing activities:
Purchases of property and equipment	(43,206)	(9,588)	(38,832)	—	(91,626)
Acquisitions of businesses	—	—	(20,243)	—	(20,243)
Acquisition of trademark	—	(5,000)	—	—	(5,000)
Proceeds from sales of assets	9,180	5,396	1,997	—	16,573
Other	(1,962)	566	(541)	1,148	(789)

Net cash provided by (used in) investing activities	(35,988)	(8,626)	(57,619)	1,148	(101,085)

Financing activities:
Principal payments on capital lease obligations	(1,170)	(26)	—	—	(1,196)
Borrowings on notes payable	—	—	66,413	—	66,413
Repayments on notes payable	—	—	(88,970)	—	(88,970)
Cost of debt issuance	(3,135)	(131)	—	—	(3,266)
Repayment of debt under credit facilities	(428,125)	—	—	—	(428,125)
Borrowings on accounts receivable securitization	—	—	250,000	—	250,000
Proceeds from stock options exercised	6,189	—	—	—	6,189
Stock repurchases	(44,473)	—	—	—	(44,473)
Excess tax benefit from stock-based compensation	609	—	—	—	609
Other	274	—	—	—	274
Decrease in bank overdraft	—	—	(834)	—	(834)
Net transactions with related entities	(431,694)	(121,799)	(98,837)	652,330	—

Net cash provided by (used in) financing activities	(901,525)	(121,956)	127,772	652,330	(243,379)

Effect of changes in foreign exchange rates on cash	—	—	3,687	—	3,687

Increase (decrease) in cash and cash equivalents	23,516	7,580	(12,833)	—	18,263
Cash and cash equivalents at beginning of year	60,960	(1,251)	96,264	—	155,973

Cash and cash equivalents at end of year	$84,476	$6,329	$83,431	$—	$174,236

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended December 30, 2006
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$275,160	$(538,152)	$123,226	$275,845	$136,079

Investing activities:
Purchases of property and equipment	(14,077)	(2,527)	(13,160)	—	(29,764)
Acquisition of business	—	—	(6,666)	—	(6,666)
Proceeds from sales of assets	1,269	4,123	7,557	—	12,949
Other	132,988	(114,692)	(16,760)	(1,086)	450

Net cash provided by (used in) investing activities	120,180	(113,096)	(29,029)	(1,086)	(23,031)

Financing activities:
Principal payments on capital lease obligations	(3,046)	(42)	—	—	(3,088)
Borrowings on notes payable	—	—	10,741	—	10,741
Repayments on notes payable	—	—	(3,508)	—	(3,508)
Issuance of debt under credit facilities	2,150,000	450,000	—	—	2,600,000
Cost of debt issuance	(41,958)	(8,290)	—	—	(50,248)
Payments to Sara Lee Corporation	(1,974,606)	(450,000)	—	—	(2,424,606)
Repayment of debt under credit facilities	(106,625)	—	—	—	(106,625)
Issuance of Floating Rate Senior Notes	500,000	—	—	—	500,000
Repayment of bridge loan facility	(500,000)	—	—	—	(500,000)
Proceeds from stock options exercised	139	—	—	—	139
Increase (decrease) in bank overdraft	—	(275,385)	834	—	(274,551)
Net transactions with parent companies	(771,890)	1,523,794	(283,890)	(274,759)	193,255
Net transactions with related entities	152,551	(321,841)	(26,091)	—	(195,381)

Net cash provided by (used in) financing activities	(595,435)	918,236	(301,914)	(274,759)	(253,872)

Effect of changes in foreign exchange rates on cash	—	—	(1,455)	—	(1,455)

Increase (decrease) in cash and cash equivalents	(200,095)	266,988	(209,172)	—	(142,279)
Cash and cash equivalents at beginning of period	261,055	(268,239)	305,436	—	298,252

Cash and cash equivalents at end of period	$60,960	$(1,251)	$96,264	$—	$155,973

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended July 1, 2006
				Consolidating
	Divisional	Guarantor	Non-Guarantor	Entries and
	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$1,014,001	$(312,762)	$427,471	$(618,089)	$510,621

Investing activities:
Purchases of property and equipment	(60,878)	(5,900)	(43,301)	—	(110,079)
Acquisition of business	—	(2,436)	—	—	(2,436)
Proceeds from sales of assets	4,731	84	705	—	5,520
Other	(4,433)	(4,636)	1,741	3,662	(3,666)

Net cash provided by (used in) investing activities	(60,580)	(12,888)	(40,855)	3,662	(110,661)

Financing activities:
Principal payments on capital lease obligations	(5,227)	(315)	—	—	(5,542)
Borrowings on notes payable	—	—	7,984	—	7,984
Repayments on notes payable	—	—	(93,073)	—	(93,073)
Increase in bank overdraft	—	275,385	—	—	275,385
Borrowings (repayments) on notes payable to related entities, net	119,012	(1,205)	26,091	—	143,898
Net transactions with parent companies	(537,505)	(1,192,887)	(135,997)	614,427	(1,251,962)
Net transactions with related entities	(259,026)	—	—	—	(259,026)

Net cash provided by (used in) financing activities	(682,746)	(919,022)	(194,995)	614,427	(1,182,336)

Effect of changes in foreign exchange rates on cash	—	—	(171)	—	(171)

Increase (decrease) in cash and cash equivalents	270,675	(1,244,672)	191,450	—	(782,547)
Cash and cash equivalents at beginning of year	(9,620)	976,433	113,986	—	1,080,799

Cash and cash equivalents at end of year	$261,055	$(268,239)	$305,436	$—	$298,252

HANESBRANDS

Notes to Consolidated Financial Statements — (Continued)
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended July 2, 2005
				Consolidating
	Divisional	Guarantor	Non-Guarantor	Entries and
	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$213,706	$199,883	$260,470	$(167,188)	$506,871

Investing activities:
Purchases of property and equipment	(44,044)	(4,048)	(19,043)	—	(67,135)
Acquisition of business	—	—	(1,700)	—	(1,700)
Proceeds from sales of assets	8,358	169	432	—	8,959
Other	10,733	2,033	(12,970)	—	(204)

Net cash used in investing activities	(24,953)	(1,846)	(33,281)	—	(60,080)

Financing activities:
Principal payments on capital lease obligations	(5,384)	(58)	—	—	(5,442)
Borrowings on notes payable	—	—	88,849	—	88,849
Repayments on notes payable	—	—	(5,546)	—	(5,546)
Repayments on notes payable to related entities, net	—	(113,341)	(18)	—	(113,359)
Net transactions with parent companies	(53,191)	265,818	(375,316)	167,188	4,499
Net transactions with related entities	(10,378)	—	—	—	(10,378)

Net cash provided by (used in) financing activities	(68,953)	152,419	(292,031)	167,188	(41,377)

Effect of changes in foreign exchange rates on cash	—	—	1,231	—	1,231

Increase (decrease) in cash and cash equivalents	119,800	350,456	(63,611)	—	406,645
Cash and cash equivalents at beginning of year	(129,420)	625,977	177,597	—	674,154

Cash and cash equivalents at end of year	$(9,620)	$976,433	$113,986	$—	$1,080,799

Hanesbrands

Valuation and Qualifying Accounts
Year ended December 29, 2007, six months ended December 30, 2006 and years ended July 1, 2006 and July 2, 2005

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and			at End
Description	of Year	Expenses	Deductions(1)	Other(2)	of Year
	(amounts in thousands, except per share data)

Allowance for trade accounts receivable year-ended:
Year ended December 29, 2007	$27,709	$45,604	$(42,177)	$506	$31,642
Six months ended December 30, 2006	28,817	19,508	(20,530)	(86)	27,709
Year ended July 1, 2006	27,676	56,883	(56,128)	386	28,817
Year ended July 2, 2005	34,237	68,752	(76,369)	1,056	27,676

(1)	Represents accounts receivable write-offs.

(2)	Represents primarily currency translation adjustments.