Form 10-Q
period 2008-03-29
Hanesbrands Inc.
filed 2008-05-07
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 1, 2008, there were 94,066,944 shares of the registrant’s common stock outstanding.

Trademarks, Trade Names and Service Marks

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Quarterly Report on Form 10-Q include the Hanes, Champion, Playtex, Bali, Just My Size, barely there, Wonderbra, C9 by Champion, L’eggs, Outer Banks and Stedman marks, which may be registered in the United States and other jurisdictions. We do not own any trademark, trade name or service mark of any other company appearing in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements.

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 29, 2007.

All forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 29, 2007. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the SEC. You can inspect, read and copy these reports, proxy statements and other information at the public reference facilities the SEC maintains at 100 F Street, N.E., Washington, D.C. 20549.

We make available free of charge at www.hanesbrands.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. You can also obtain copies of these materials at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically with it. By referring to our Web site, www.hanesbrands.com, we do not incorporate our Web site or its contents into this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended
	March 29,	March 31,
	2008	2007

Net sales	$987,847	$1,039,894
Cost of sales	642,883	700,215

Gross profit	344,964	339,679
Selling, general and administrative expenses	254,612	254,567
Restructuring	2,558	16,246

Operating profit	87,794	68,866
Interest expense, net	40,394	51,717

Income before income tax expense	47,400	17,149
Income tax expense	11,376	5,145

Net income	$36,024	$12,004

Earnings per share:
Basic	$0.38	$0.12
Diluted	$0.38	$0.12
Weighted average shares outstanding:
Basic	94,344	96,475
Diluted	95,610	97,105

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 29, 2008	December 29, 2007

Assets
Cash and cash equivalents	$120,793	$174,236
Trade accounts receivable, less allowances of $19,775 at March 29, 2008 and $31,642 at December 29, 2007	541,900	575,069
Inventories	1,223,979	1,117,052
Deferred tax assets and other current assets	238,579	227,977

Total current assets	2,125,251	2,094,334

Property, net	526,498	534,286
Trademarks and other identifiable intangibles, net	155,406	151,266
Goodwill	312,574	310,425
Deferred tax assets and other noncurrent assets	350,410	349,172

Total assets	$3,470,139	$3,439,483

Liabilities and Stockholders’ Equity
Accounts payable	$309,867	$289,166
Accrued liabilities	359,436	380,239
Notes payable	14,562	19,577

Total current liabilities	683,865	688,982

Long-term debt	2,315,250	2,315,250
Other noncurrent liabilities	159,742	146,347

Total liabilities	3,158,857	3,150,579

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value) Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value) Issued and outstanding — 94,056,351 at March 29, 2008 and 95,232,478 at December 29, 2007	941	954
Additional paid-in capital	204,418	199,019
Retained earnings	146,304	117,849
Accumulated other comprehensive loss	(40,381)	(28,918)

Total stockholders’ equity	311,282	288,904

Total liabilities and stockholders’ equity	$3,470,139	$3,439,483

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarter Ended
	March 29, 2008	March 31, 2007

Operating activities:
Net income	$36,024	$12,004
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	23,591	26,610
Amortization of intangibles	2,673	1,560
Restructuring	(1,119)	(633)
Amortization of debt issuance costs	1,506	1,625
Stock compensation expense	6,918	9,564
Deferred taxes and other	(2,871)	(3,833)
Changes in assets and liabilities:
Accounts receivable	36,183	(24,806)
Inventories	(103,597)	(36,865)
Other assets	(7,061)	15,790
Accounts payable	18,315	10,690
Accrued liabilities	(30,043)	(12,297)

Net cash used in operating activities	(19,481)	(591)

Investing activities:
Purchases of property and equipment	(27,580)	(7,394)
Proceeds from sales of assets	7,070	4,528
Other	—	(634)

Net cash used in investing activities	(20,510)	(3,500)

Financing activities:
Principal payments on capital lease obligations	(263)	(277)
Borrowings on notes payable	17,747	8,992
Repayments on notes payable	(23,295)	(11,204)
Cost of debt issuance	—	(1,774)
Decrease in bank overdraft	—	(834)
Proceeds from stock options exercised	339	2,338
Stock repurchases	(8,277)	—
Borrowing on accounts receivable securitization	19,220	—
Repayments on accounts receivable securitization	(19,220)	—
Other	9	—

Net cash used in financing activities	(13,740)	(2,759)

Effect of changes in foreign exchange rates on cash	288	167

Decrease in cash and cash equivalents	(53,443)	(6,683)
Cash and cash equivalents at beginning of year	174,236	155,973

Cash and cash equivalents at end of period	$120,793	$149,290

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

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications, which relate to changes in the classification of inventory, segment assets, segment depreciation and amortization expense, segment additions to long-lived assets and consolidating financial information, had no impact on the Company’s results of operations.

(2)	Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for the Company’s financial assets and liabilities on December 30, 2007. The FASB approved a one-year deferral of the adoption of SFAS 157 as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, as a result of which implementation by the Company is now required on January 4, 2009. The partial adoption of SFAS 157 in the first quarter ended March 29, 2008 had no material impact on the financial condition, results of operations or cash flows of the Company, but resulted in certain additional disclosures reflected in Note 8.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value under generally accepted accounting principles and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 became effective for the Company on December 30, 2007. As permitted by SFAS 159, the Company elected not to adopt the fair value option.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company would be required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement would also require that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. The Company is in the process of analyzing the impact of SFAS 141R, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, that any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS 160 will have a material impact on its results of operations or financial position.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements of FASB Statement No. 133 about an entity’s derivative instruments and hedging activities to include more detailed qualitative disclosures and expanded quantitative disclosures. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that SFAS 161 will have on its results of operations and financial position.

(3)	Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding at March 29, 2008 and March 31, 2007. Diluted EPS was

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

calculated to give effect to all potentially dilutive shares of common stock. The reconciliation of basic to diluted weighted average shares for the quarters ended March 29, 2008 and March 31, 2007 is as follows:

	Quarter Ended
	March 29,	March 31,
	2008	2007

Basic weighted average shares	94,344	96,475
Effect of potentially dilutive securities:
Stock options	298	171
Restricted stock units	966	459
Employee stock purchase plan	2	—

Diluted weighted average shares	95,610	97,105

Options to purchase 2,478 and 2,554 shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the quarters ended March 29, 2008 and March 31, 2007, respectively.

(4)	Stock-Based Compensation

During the first quarter ended March 29, 2008, the Company granted options to purchase 1,340 shares of common stock pursuant to the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (the “Omnibus Plan”) at an exercise price of $25.10 per share, which was the closing price of Hanesbrands’ stock on the date of grant. These options can be exercised over a term of seven years and vest ratably over one to three years. The fair value of each option granted during the first quarter ended March 29, 2008 was estimated as of the date of grant using the Black-Scholes option-pricing model using the following assumptions: volatility of 28%; expected terms of 3.8 — 4.5 years; dividend yield of 0%; and risk-free interest rates ranging from 2.45% to 2.64%. The Company uses the volatility of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions due to the limited trading history of the Company’s common stock since the Company’s spin off from Sara Lee Corporation (“Sara Lee”) on September 5, 2006. The Company utilized the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the first quarter ended March 29, 2008. SEC Staff Accounting Bulletin No. 110, which was issued in December 2007, amends SEC Staff Accounting Bulletin No. 107 and gives a limited extension on using the simplified method for valuing stock option grants to eligible public companies that do not have sufficient historical exercise patterns on options granted to employees. The weighted average fair value of individual options granted during the first quarter ended March 29, 2008 was $7.04.

During the first quarter ended March 29, 2008, the Company granted 540 restricted stock units (RSUs) pursuant to the Omnibus Plan. Upon the achievement of defined service conditions, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. All RSUs vest solely upon continued future service to the Company. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees provide the requisite service to the Company. The grant date fair value of the RSUs was $25.10.

During the first quarter ended March 29, 2008 and March 31, 2007, 34 and 0 shares, respectively, were purchased under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (the “ESPP”) by eligible employees. The Company had 2,330 shares of common stock available for issuance under the ESPP as of March 29, 2008.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(5)	Restructuring

Over the past several years, the Company has undertaken a variety of restructuring efforts in connection with its consolidation and globalization strategy designed to improve operating efficiencies and lower costs. As a result of these efforts, the Company expects to incur approximately $250,000 in restructuring and related charges over the three year period following the spin off from Sara Lee on September 5, 2006, of which approximately half is expected to be noncash. As of March 29, 2008, the Company has recognized approximately $122,000 in restructuring and related charges related to these efforts since September 5, 2006. Of these charges, approximately $46,000 relates to employee termination and other benefits, approximately $64,000 relates to accelerated depreciation of buildings and equipment for facilities that have been or will be closed, and approximately $12,000 relates to lease termination and other costs. Accelerated depreciation related to the Company’s manufacturing facilities and distribution centers that have been or will be closed is reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statements of Income.

The impact of restructuring on income before income tax expense is summarized as follows:

	Quarter Ended
	March 29,	March 31,
	2008	2007

Restructuring programs:
Year ended January 3, 2009 restructuring actions	$2,942	$—
Year ended December 29, 2007 restructuring actions	2,856	7,648
Six months ended December 30, 2006 restructuring actions	13	13,648
Year ended July 1, 2006 and prior restructuring actions	(52)	217

Decrease in income before income tax expense	$5,759	$21,513

The following table illustrates where the costs associated with these actions are recognized in the Condensed Consolidated Statements of Income:

	Quarter Ended
	March 29,	March 31,
	2008	2007

Cost of sales	$2,558	$5,267
Selling, general and administrative expenses	643	—
Restructuring	2,558	16,246

Decrease in income before income tax expense	$5,759	$21,513

Components of the restructuring actions are as follows:

	Quarter Ended
	March 29,	March 31,
	2008	2007

Accelerated depreciation	$3,201	$5,267
Employee termination and other benefits	2,558	6,015
Noncancelable lease and other contractual obligations	—	10,231

	$5,759	$21,513

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Rollforward of accrued restructuring is as follows:

Quarter Ended
March 29,
2008

Beginning accrual	$23,350
Restructuring expenses	3,677
Cash payments	(7,225)
Adjustments to restructuring expenses	(1,119)

Ending accrual	$18,683

The accrual balance as of March 29, 2008 is comprised of $15,138 in current accrued liabilities and $3,545 in other noncurrent liabilities in the Condensed Consolidated Balance Sheet. The noncurrent portion is primarily related to lease termination payments.

Adjustments to previous estimates are primarily attributable to employee termination and other benefits and resulted from actual costs to settle obligations being lower than expected. The adjustments were reflected in the “Restructuring” line of the Condensed Consolidated Statements of Income.

Year Ended January 3, 2009 Actions

During the first quarter of 2008, the Company approved actions to close two manufacturing facilities and eliminate approximately 1,100 employees in Heredia, Costa Rica and Aguascalientes, Mexico during the next twelve months. This production capacity will be relocated to lower cost locations in Asia and Central America. The Company recorded a charge of $2,942 primarily attributable to employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group. This charge is reflected in the “Restructuring” line of the Condensed Consolidated Statement of Income. All actions are expected to be completed within a 12-month period.

(6)	Inventories

Inventories consisted of the following:

	March 29,	December 29,
	2008	2007

Raw materials	$164,400	$176,758
Work in process	170,262	122,724
Finished goods	889,317	817,570

	$1,223,979	$1,117,052

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(7)	Long-Term Debt

The Company had the following long-term obligations at March 29, 2008 and December 29, 2007:

	Interest
	Rate as of	Principal Amount
	March 29,	March 29,	December 29,
	2008	2008	2007

Senior Secured Credit Facility:
Term A	4.59%	$139,000	$139,000
Term B	4.89%	976,250	976,250
Second Lien Credit Facility	6.99%	450,000	450,000
Floating Rate Senior Notes	8.20%	500,000	500,000
Accounts Receivable Securitization	3.75%	250,000	250,000

		$2,315,250	$2,315,250

As of March 29, 2008, the Company had $0 outstanding under the Senior Secured Credit Facility’s $500,000 Revolving Loan Facility and $64,389 of standby and trade letters of credit issued and outstanding under this facility.

Availability of funding under the accounts receivable securitization depends primarily upon the eligible outstanding receivables balance. As of March 29, 2008, the Company had $250,000 outstanding under the accounts receivable securitization. The total amount of receivables used as collateral for the accounts receivable securitization was $460,658 and $495,245 at March 29, 2008 and December 29, 2007, respectively, and is reported on the Company’s Condensed Consolidated Balance Sheets in trade accounts receivables less allowances.

(8)	Fair Value of Financial Assets and Liabilities

The Company has adopted the provisions of SFAS 157 as of December 30, 2007 for its financial assets and liabilities. Although this partial adoption of SFAS 157 had no material impact its financial condition, results of operations or cash flows, the Company is now required to provide additional disclosures as part of its financial statements. SFAS 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS 157. The three valuation techniques are as follows:

•	Market approach — prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach — amount that would be required to replace the service capacity of an asset or replacement cost.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

•	Income approach — techniques to convert future amounts to a single present amount based on market expectations, including present value techniques, option-pricing and other models.

The Company primarily applies the market approach for commodity derivatives and the income approach for interest rate and foreign currency derivatives for recurring fair value measurements and attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

As of March 29, 2008, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates, foreign exchange rates and cotton. The fair values of cotton derivatives are determined based on quoted prices in public markets and are categorized as Level 1. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the quarter ended March 29, 2008. There were no changes to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

The following table sets forth by level within SFAS 157’s fair value hierarchy of the Company’s financial assets and liabilities accounted for at fair value on a recurring basis at March 29, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Assets (Liabilities) at Fair Value as of March 29, 2008
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Derivative contracts, net	$(173)	$(32,726)	$—

Total	$(173)	$(32,726)	$—

The determination of fair values above incorporates various factors required under SFAS 157. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements, but also the impact of the Company’s nonperformance risk on its liabilities.

(9)	Comprehensive Income

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

	Quarter Ended
	March 29,	March 31,
	2008	2007

Net income	$36,024	$12,004
Translation adjustments	(1,530)	473
Net unrealized loss on qualifying cash flow hedges, net of tax of $6,307 and $1,484, respectively	(9,906)	(2,331)
Amounts amortized into net periodic income:
Prior service cost (benefit), net of tax of $4 and $779, respectively	6	(1,224)
Actuarial loss, net of tax of $15 and $362, respectively	24	569

Comprehensive income	$24,618	$9,491

(10)	Income Taxes

For the quarters ended March 29, 2008 and March 31, 2007, income taxes have been computed consistent with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.”

The difference in the estimated annual effective income tax rates of 24% and 30% for the quarters ended March 29, 2008 and March 31, 2007, respectively, and the U.S. statutory rate of 35.0% is primarily attributable to unremitted earnings of foreign subsidiaries taxed at rates less than the U.S. statutory rate. The Company’s estimated annual effective tax rate is reflective of its strategic initiative to make substantial capital investments outside the United States in its global supply chain in 2008.

Within 180 days after Sara Lee files its final consolidated tax return for the period that includes September 5, 2006, which is expected to occur by September 2008, Sara Lee is required to deliver to the Company a computation of the amount of deferred taxes attributable to the Company’s United States and Canadian operations that would be included on the Company’s balance sheet as of September 6, 2006. If substituting the amount of deferred taxes as finally determined for the amount of estimated deferred taxes that were included on that balance sheet at the time of the spin off causes a decrease in the net book value reflected on that balance sheet, then Sara Lee will be required to pay the Company the amount of such decrease. If such substitution causes an increase in the net book value reflected on that balance sheet, then the Company will be required to pay Sara Lee the amount of such increase.

(11)	Business Segment Information

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

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

•	Outerwear sells basic branded products that are seasonal in nature under the product categories of casualwear and activewear.

•	Hosiery sells products in categories such as pantyhose and knee highs.

•	International relates to the Latin America, Asia, Canada and Europe geographic locations which sell products that span across the Innerwear, Outerwear and Hosiery reportable segments.

•	Other is comprised of sales of nonfinished products such as fabric and certain other materials in the United States and Latin America in order to maintain asset utilization at certain manufacturing facilities and generate break even margins.

The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, amortization of trademarks and other identifiable intangibles and restructuring and related accelerated depreciation charges. The accounting policies of the segments are consistent with those described in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 29, 2007.

Certain prior year segment assets, depreciation and amortization expense and additions to long-lived assets disclosures have been revised to conform to the current year presentation.

	Quarter Ended
	March 29,	March 31,
	2008	2007

Net sales:
Innerwear	$543,730	$590,447
Outerwear	272,205	283,635
Hosiery	66,741	73,693
International	104,636	90,777
Other	11,121	15,398

Total segment net sales(1)	998,433	1,053,950
Intersegment(2)	(10,586)	(14,056)

Total net sales	$987,847	$1,039,894

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended
	March 29,	March 31,
	2008	2007

Segment operating profit:
Innerwear	$53,675	$75,968
Outerwear	16,417	6,100
Hosiery	24,121	20,045
International	14,804	7,778
Other	(840)	(775)

Total segment operating profit	108,177	109,116
Items not included in segment operating profit:
General corporate expenses	(11,951)	(17,177)
Amortization of trademarks and other identifiable intangibles	(2,673)	(1,560)
Restructuring	(2,558)	(16,246)
Accelerated depreciation included in cost of sales	(2,558)	(5,267)
Accelerated depreciation included in selling, general and administrative expenses	(643)	—

Total operating profit	87,794	68,866
Interest expense, net	(40,394)	(51,717)

Income before income tax expense	$47,400	$17,149

	March 29,	December 29,
	2008	2007

Assets:
Innerwear	$1,278,246	$1,247,441
Outerwear	792,845	754,178
Hosiery	97,449	97,804
International	236,351	232,142
Other	15,391	16,807

	2,420,282	2,348,372
Corporate(3)	1,049,857	1,091,111

Total assets	$3,470,139	$3,439,483

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended
	March 29,	March 31,
	2008	2007

Depreciation and amortization expense:
Innerwear	$10,551	$11,319
Outerwear	7,130	6,897
Hosiery	1,631	2,542
International	423	821
Other	337	133

	20,072	21,712
Corporate	6,192	6,458

Total depreciation and amortization expense	$26,264	$28,170

	Quarter Ended
	March 29,	March 31,
	2008	2007

Additions to long-lived assets:
Innerwear	$7,402	$3,861
Outerwear	13,002	1,937
Hosiery	79	304
International	474	360
Other	3	7

	20,960	6,469
Corporate	6,620	925

Total additions to long-lived assets	$27,580	$7,394

(1)	Includes sales between segments. Such sales are at transfer prices that are at cost plus markup or at prices equivalent to market value.

(2)	Intersegment sales included in the segments’ net sales are as follows:

	Quarter Ended
	March 29,	March 31,
	2008	2007

Innerwear	$1,356	$1,725
Outerwear	5,430	6,798
Hosiery	3,131	4,824
International	669	709
Other	—	—

Total	$10,586	$14,056

(3)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.

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

In accordance with the indenture governing the Company’s $500,000 Floating Rate Senior Notes issued on December 14, 2006, certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Floating Rate Senior Notes. The following presents the condensed consolidating financial information separately for:

(i) Parent Company, the issuer of the guaranteed obligations. Parent Company includes Hanesbrands Inc. and its 100% owned operating divisions which are not legal entities, and excludes its subsidiaries which are legal entities;

(ii) Guarantor subsidiaries, on a combined basis, as specified in the indenture governing the Floating Rate Senior Notes;

(iii) Non-guarantor subsidiaries, on a combined basis;

(iv) Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate intercompany profit in inventory, (c) eliminate the investments in our subsidiaries and (d) record consolidating entries; and

(v) Parent Company, on a consolidated basis.

The Floating Rate Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary, each of which is wholly owned, directly or indirectly, by Hanesbrands Inc. Each entity in the consolidating financial information follows the same accounting policies as described in the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 29, 2007, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

Certain prior period amounts have been reclassified to conform to the current year presentation and legal entity structure relating to the classification of the investment in subsidiary balances and related equity in earnings of subsidiaries.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	Quarter Ended March 29, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,023,459	$97,446	$644,959	$(778,017)	$987,847
Cost of sales	801,169	39,213	560,838	(758,337)	642,883

Gross profit	222,290	58,233	84,121	(19,680)	344,964
Selling, general and administrative expenses	219,300	21,591	13,274	447	254,612
Restructuring	(515)	—	3,073	—	2,558

Operating profit (loss)	3,505	36,642	67,774	(20,127)	87,794

Equity in earnings (loss) of subsidiaries	63,706	36,777	—	(100,483)	—
Interest expense, net	26,343	8,891	5,160	—	40,394

Income (loss) before income tax expense (benefit)	40,868	64,528	62,614	(120,610)	47,400
Income tax expense (benefit)	4,844	2,118	4,414	—	11,376

Net income (loss)	$36,024	$62,410	$58,200	$(120,610)	$36,024

	Condensed Consolidating Statement of Income
	Quarter Ended March 31, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,042,703	$202,596	$599,701	$(805,106)	$1,039,894
Cost of sales	805,905	150,407	536,603	(792,700)	700,215

Gross profit	236,798	52,189	63,098	(12,406)	339,679
Selling, general and administrative expenses	220,847	3,582	24,516	5,622	254,567
Restructuring	15,901	—	345	—	16,246

Operating profit (loss)	50	48,607	38,237	(18,028)	68,866

Equity in earnings (loss) of subsidiaries	52,674	25,305	—	(77,979)	—
Interest expense, net	41,388	10,637	(301)	(7)	51,717

Income (loss) before income tax expense (benefit)	11,336	63,275	38,538	(96,000)	17,149
Income tax expense (benefit)	(668)	1,173	4,640	—	5,145

Net income (loss)	$12,004	$62,102	$33,898	$(96,000)	$12,004

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	March 29, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$26,396	$1,958	$92,439	$—	$120,793
Trade accounts receivable	(2,271)	8,053	538,184	(2,066)	541,900
Inventories	932,683	49,604	292,780	(51,088)	1,223,979
Deferred tax assets and other current assets	196,443	6,925	37,699	(2,488)	238,579

Total current assets	1,153,251	66,540	961,102	(55,642)	2,125,251

Property, net	267,769	7,645	251,084	—	526,498
Trademarks and other identifiable intangibles, net	31,320	118,494	5,592	—	155,406
Goodwill	232,883	16,934	62,757	—	312,574
Investments in subsidiaries	477,770	614,871	—	(1,092,641)	—
Deferred tax assets and other noncurrent assets	307,611	268,655	(164,610)	(61,246)	350,410

Total assets	$2,470,604	$1,093,139	$1,115,925	$(1,209,529)	$3,470,139

Liabilities and Stockholders’ Equity
Accounts payable	$137,755	$2,825	$83,640	$85,647	$309,867
Accrued liabilities	274,705	23,982	63,389	(2,640)	359,436
Notes payable	—	—	14,562	—	14,562

Total current liabilities	412,460	26,807	161,591	83,007	683,865

Long-term debt	1,615,250	450,000	250,000	—	2,315,250
Other noncurrent liabilities	131,612	1,693	22,009	4,428	159,742

Total liabilities	2,159,322	478,500	433,600	87,435	3,158,857
Stockholders’ equity	311,282	614,639	682,325	(1,296,964)	311,282

Total liabilities and stockholders’ equity	$2,470,604	$1,093,139	$1,115,925	$(1,209,529)	$3,470,139

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

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Quarter Ended March 29, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(45,823)	$36,758	$91,516	$(101,932)	$(19,481)

Investing activities:
Purchases of property and equipment	(6,971)	(1,879)	(18,730)	—	(27,580)
Proceeds from sales of assets	6,172	—	898	—	7,070
Other	2,750	—	(2,199)	(551)	—

Net cash provided by (used in) investing activities	1,951	(1,879)	(20,031)	(551)	(20,510)

Financing activities:
Principal payments on capital lease obligations	(263)	—	—	—	(263)
Borrowings on notes payable	—	—	17,747	—	17,747
Repayments on notes payable	—	—	(23,295)	—	(23,295)
Proceeds from stock options exercised	339	—	—	—	339
Stock repurchases	(8,277)	—	—	—	(8,277)
Borrowing on accounts receivable securitization	—	—	19,220	—	19,220
Repayments on accounts receivable securitization	—	—	(19,220)	—	(19,220)
Other	9	—	—	—	9
Net transactions with related entities	(6,016)	(39,250)	(57,217)	102,483	—

Net cash provided by (used in) financing activities	(14,208)	(39,250)	(62,765)	102,483	(13,740)

Effect of changes in foreign exchange rates on cash	—	—	288	—	288

Increase (decrease) in cash and cash equivalents	(58,080)	(4,371)	9,008	—	(53,443)
Cash and cash equivalents at beginning of year	84,476	6,329	83,431	—	174,236

Cash and cash equivalents at end of period	$26,396	$1,958	$92,439	$—	$120,793

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Quarter Ended March 31, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$26,141	$30,577	$20,966	$(78,275)	$(591)

Investing activities:
Purchases of property and equipment	(5,473)	(235)	(1,686)	—	(7,394)
Proceeds from sales of assets	414	1,162	2,952	—	4,528
Other	(366)	84	(709)	357	(634)

Net cash provided by (used in) investing activities	(5,425)	1,011	557	357	(3,500)

Financing activities:
Principal payments on capital lease obligations	(262)	(15)	—	—	(277)
Borrowings on notes payable	—	—	8,992	—	8,992
Repayments on notes payable	—	—	(11,204)	—	(11,204)
Cost of debt issuance	(1,774)	—	—	—	(1,774)
Decrease in bank overdraft	—	—	(834)	—	(834)
Proceeds from stock options exercised	2,338	—	—	—	2,338
Net transactions with related entities	(47,711)	(26,106)	(4,101)	77,918	—

Net cash provided by (used in) financing activities	(47,409)	(26,121)	(7,147)	77,918	(2,759)

Effect of changes in foreign exchange rates on cash	—	—	167	—	167

Increase (decrease) in cash and cash equivalents	(26,693)	5,467	14,543	—	(6,683)
Cash and cash equivalents at beginning of year	60,960	(1,251)	96,264	—	155,973

Cash and cash equivalents at end of period	$34,267	$4,216	$110,807	$—	$149,290

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 29, 2007, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in our Annual Report on Form 10-K.

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

•	Innerwear. The Innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, Just My Size, barely there, and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes and Champion brand names. Our net sales for the first quarter ended March 29, 2008 from our Innerwear segment were $544 million, representing approximately 54% of total segment net sales.

•	Outerwear. We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products primarily to wholesalers, who then resell to screen printers and embellishers, through brands such as Hanes, Champion and Outer Banks. Our net sales for the first quarter ended March 29, 2008 from our Outerwear segment were $272 million, representing approximately 27% of total segment net sales.

•	Hosiery. We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our Hanes, L’eggs and Just My Size brands. Our net sales for the first quarter ended March 29, 2008 from our Hosiery segment were $67 million, representing approximately 7% of total segment net sales. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

•	International. International includes products that span across the Innerwear, Outerwear and Hosiery reportable segments and include products marketed under the Hanes, Champion, Wonderbra, Playtex, Rinbros, Bali and Stedman brands. Our net sales for the first quarter ended March 29, 2008 from our International segment were $105 million, representing approximately 11% of total segment net sales and included sales in Latin America, Asia, Canada and Europe. Japan, Canada and Mexico are our largest international markets, and we also have sales offices in India and China.

•	Other. Our net sales for the first quarter ended March 29, 2008 in our Other segment were $11 million, representing approximately 1% of total segment net sales and are comprised of sales of nonfinished products such as fabric and certain other materials in the United States and Latin America in order to maintain asset utilization at certain manufacturing facilities and generate break even margins.

Our operating results are subject to some variability. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. Sales are typically higher in the last two quarters (July to December) of each fiscal year. Socks, hosiery and fleece products generally have higher sales during this period as a result of cooler weather, back-to-school shopping and holidays. Sales levels in a period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Our results of operations are also impacted by fluctuations and volatility in the price of cotton and the timing of actual spending for our media, advertising and promotion expenses. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. While we do enter into short-term supply agreements and hedges in an attempt to protect our business from the volatility of the market price of cotton, our business can be affected by dramatic movements in cotton prices, although cotton has historically represented only 6% of our cost of sales. Cotton prices were 54 cents per pound in the first quarter of 2008 as compared to 56 cents per pound in the first quarter of 2007. Taking into consideration the agreements that we currently have in effect and cotton costs currently included in inventory, we expect our cost of cotton to average 66 cents per pound for the full year 2008. The price of cotton currently in our inventory has risen to the 70 cents per pound range which is the price that will impact our operating results in the third and fourth quarters of 2008. Additionally, the prices for the cotton crop grown this coming summer season, which will impact our operating results in 2009, have risen to the upper 70 cents per pound range.

Highlights from the First Quarter Ended March 29, 2008

•	Diluted earnings per share were $0.38 in the first quarter of 2008, compared with $0.12 in 2007.

•	Operating profit was $88 million in the first quarter of 2008, up from $69 million in 2007.

•	Total net sales in the first quarter of 2008 were lower by $52 million at $988 million compared to 2007.

•	We approved actions to close two manufacturing facilities in Heredia, Costa Rica and Aguascalientes, Mexico during the first quarter of 2008. In addition, we completed several actions in the first quarter of 2008 that were announced in 2007.

•	Capital expenditures were $28 million during the first quarter of 2008 as we continued to build out our textile and sewing network in Asia and Central America.

•	Using cash flow from operating activities, we repurchased $8 million of company stock during the first quarter of 2008.

•	We ended the first quarter of 2008 with an excess of $600 million of liquidity, which consists of $436 million of borrowing availability under our undrawn revolving loan facility, $121 million in cash and cash equivalents and $96 million of borrowing availability under our international loan facilities.

Condensed Consolidated Results of Operations — First Quarter Ended March 29, 2008 Compared with First Quarter Ended March 31, 2007

	Quarter Ended
	March 29,	March 31,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$987,847	$1,039,894	$(52,047)	(5.0)%
Cost of sales	642,883	700,215	(57,332)	(8.2)

Gross profit	344,964	339,679	5,285	1.6
Selling, general and administrative expenses	254,612	254,567	45	0.0
Restructuring	2,558	16,246	(13,688)	(84.3)

Operating profit	87,794	68,866	18,928	27.5
Interest expense, net	40,394	51,717	(11,323)	(21.9)

Income before income tax expense	47,400	17,149	30,251	176.4
Income tax expense	11,376	5,145	6,231	121.1

Net income	$36,024	$12,004	$24,020	200.1%

Net Sales

	Quarter Ended
	March 29,	March 31,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$987,847	$1,039,894	$(52,047)	(5.0)%

Consolidated net sales were lower by $52 million or 5.0% in the first quarter of 2008 compared to 2007. Our Innerwear, Outerwear, Hosiery and Other segment net sales were lower by $47 million (7.9%), $11 million (4.0%), $7 million (9.4%) and $4 million (27.8%), respectively, and were partially offset by higher segment net sales in International of $14 million (15.3%). Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, softness in the retail environment can impact our results in the short-term, as it did in the first quarter of 2008. Sales to our retail customers during the first quarter of 2008 were reflective of a difficult economic and retail environment in which the ultimate consumers of our products have been limiting their discretionary spending.

The net sales decline was broad based affecting most product categories and most customers. The overall lower net sales were primarily due to a decline in sales volume across most product categories in our key brands Hanes, Champion, Bali, Just My Size and barely there. Playtex brand net sales were flat compared to last year. Net sales in the Hosiery segment were lower primarily due to lower sales of the Hanes brand to national chains and department stores and the L’eggs brand to mass retailers and food and drug stores. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

The lower net sales were partially offset by higher net sales in the International segment that were driven by a favorable impact of $11 million related to foreign currency exchange rates. The favorable impact was primarily due to the strengthening of the Canadian dollar, Euro, Japanese yen and Brazilian real and by the growth in the European casualwear business.

Gross Profit

	Quarter Ended
	March 29,	March 31,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Gross profit	$344,964	$339,679	$5,285	1.6%

As a percent of net sales, our gross profit percentage was 34.9% in the first quarter of 2008 compared to 32.7% in 2007. The higher gross profit percentage was primarily due to $11 million of savings from our cost reduction initiatives and prior restructuring actions, $11 million of lower production costs, a $5 million favorable impact related to foreign currency exchange rates, and lower accelerated depreciation of $3 million. The favorable foreign currency exchange rate impact in our International segment was primarily due to the strengthening of the Canadian dollar, Euro, Japanese yen and Brazilian real.

These lower costs were partially offset by $19 million of lower sales volume, higher freight costs of $5 million primarily due to a greater use of air freight and higher sales incentives of $2 million.

Our per pound cotton costs were $2 million lower in the first quarter of 2008 as compared to 2007. The cotton prices reflected in our results were 54 cents per pound in the first quarter of 2008 as compared to 56 cents per pound in 2007. After taking into consideration the agreements that we currently have in effect and cotton costs currently included in inventory, we expect our cost of cotton to average 66 cents per pound for the full year 2008.

Selling, General and Administrative Expenses

	Quarter Ended
	March 29,	March 31,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$254,612	$254,567	$45	0.0%

Our selling, general and administrative expenses were flat in the first quarter of 2008 compared to 2007. Our cost reduction efforts have allowed us to offset higher investments in our strategic initiatives of higher media related media, advertising and promotion expenses (“MAP”) of $10 million and higher technology consulting expenses of $9 million during the first quarter of 2008. Our media related MAP expenses were higher in the first quarter of 2008 to support the launch of Hanes No Ride Up Panties and marketing initiatives for Playtex.

The higher expenses were offset by $8 million of savings from our prior restructuring actions primarily for compensation and related benefits, $4 million of lower pension expense, $2 million of lower stock compensation expense, $2 million of lower distribution expenses and $2 million of lower non-media related MAP expenses. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

Restructuring

	Quarter Ended
	March 29,	March 31,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Restructuring	$2,558	$16,246	$(13,688)	(84.3)%

During the first quarter of 2008, we approved actions to close two manufacturing facilities and eliminate approximately 1,100 employees in Heredia, Costa Rica and Aguascalientes, Mexico during the next twelve months. This production capacity will be relocated to lower cost locations in Asia and Central America. We recorded a charge of $3 million primarily attributable to employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group. In connection with our consolidation and globalization strategy, in the first quarters of 2008 and 2007 we recognized non-cash charges of $3 million and $5 million, respectively, in the “Cost of sales” line and a non-cash charge of $1 million in the “Selling, general and administrative expenses” line in the first quarter of 2008 related to accelerated depreciation of buildings and equipment for facilities that have been closed or will be closed.

The change in restructuring expense in 2008 compared to 2007 is attributable to $16 million in restructuring charges we incurred during the first quarter of 2007 which primarily related to a $10 million charge for lease termination costs and $6 million in charges for employee termination and other benefits associated with previously approved actions for plant closures.

These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.

Operating Profit

	Quarter Ended
	March 29,	March 31,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Operating profit	$87,794	$68,866	$18,928	27.5%

Operating profit was higher in the first quarter of 2008 by $19 million compared to 2007 primarily as a result of lower restructuring charges for facility closures of $14 million and higher gross profit of $5 million. Our ability to control costs and execute on our consolidation and globalization strategy has allowed us to offset higher investments in our strategic initiatives of $19 million during the first quarter of 2008 compared to 2007.

Interest Expense, Net

	Quarter Ended
	March 29,	March 31,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$40,394	$51,717	$(11,323)	(21.9)%

Interest expense, net was lower by $11 million in the first quarter of 2008 compared to 2007. The lower interest expense is primarily attributable to a lower weighted average interest rate, $6 million of which resulted from a lower LIBOR and $2 million of which resulted from reduced interest rates achieved through changes in our financing structure such as the February 2007 amendment to our senior secured credit facility and our accounts receivable securitization that we entered into in November 2007. In addition, interest expense was reduced by $3 million as a result of our net prepayments of long-term debt during 2007 of $178 million. Our weighted average interest rate on our outstanding debt was 6.69% during the first quarter of 2008 compared to 7.89% in 2007.

Income Tax Expense

	Quarter Ended
	March 29,	March 31,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Income tax expense	$11,376	$5,145	$6,231	121.1%

Our estimated annual effective income tax rate was 24% in the first quarter of 2008 compared to 30% in 2007. The lower effective income tax rate is attributable primarily to higher unremitted earnings from foreign subsidiaries in the first quarter of 2008 taxed at rates less than the U.S. statutory rate. Our estimated annual effective tax rate is reflective of our strategic initiative to make substantial capital investments outside the United States in our global supply chain in 2008.

Net Income

	Quarter Ended
	March 29,	March 31,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net income	$36,024	$12,004	$24,020	200.1%

Net income for the first quarter of 2008 was higher than 2007 primarily due to lower restructuring charges, lower interest expense, higher gross profit and a lower effective income tax rate.

Operating Results by Business Segment — First Quarter Ended March 29, 2008 Compared with First Quarter Ended March 31, 2007

	Quarter Ended
	March 29,	March 31,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$543,730	$590,447	$(46,717)	(7.9)%
Outerwear	272,205	283,635	(11,430)	(4.0)
Hosiery	66,741	73,693	(6,952)	(9.4)
International	104,636	90,777	13,859	15.3
Other	11,121	15,398	(4,277)	(27.8)

Total segment net sales	998,433	1,053,950	(55,517)	(5.3)
Intersegment	(10,586)	(14,056)	(3,470)	(24.7)

Total net sales	$987,847	$1,039,894	$(52,047)	(5.0)%
Segment operating profit:
Innerwear	$53,675	$75,968	$(22,293)	(29.3)%
Outerwear	16,417	6,100	10,317	169.1
Hosiery	24,121	20,045	4,076	20.3
International	14,804	7,778	7,026	90.3
Other	(840)	(775)	(65)	(8.4)

Total segment operating profit	108,177	109,116	(939)	(0.9)
Items not included in segment operating profit:
General corporate expenses	(11,951)	(17,177)	(5,226)	(30.4)
Amortization of trademarks and other intangibles	(2,673)	(1,560)	1,113	71.3
Restructuring	(2,558)	(16,246)	(13,688)	(84.3)
Accelerated depreciation included in cost of sales	(2,558)	(5,267)	(2,709)	(51.4)
Accelerated depreciation included in selling, general and administrative expenses	(643)	—	643	NM

Total operating profit	87,794	68,866	18,928	27.5
Interest expense, net	(40,394)	(51,717)	(11,323)	(21.9)

Income before income tax expense	$47,400	$17,149	$30,251	176.4%

Innerwear

	Quarter Ended
	March 29,	March 31,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$543,730	$590,447	$(46,717)	(7.9)%
Segment operating profit	53,675	75,968	(22,293)	(29.3)

Overall net sales in the Innerwear segment were lower by $47 million or 7.9% in the first quarter of 2008 compared to 2007. The net sales decline was broad based, affecting most product categories and most customers. We experienced lower sales of Hanes brand men’s underwear of $10 million, lower Hanes brand kids’ underwear sales of $8 million, lower Champion brand sock sales of $4 million, lower Hanes brand socks sales of $3 million and lower Hanes brand sleepwear sales of $3 million. In addition, we experienced lower sales of Just My Size brand intimate apparel of $6 million, lower sales of barely there brand intimate apparel of $5 million, lower sales of Bali brand intimate apparel of $4 million and lower sales of Hanes brand intimate apparel of $2 million.

As a percent of segment net sales, gross profit percentage in the Innerwear segment was 38.3% in the first quarter of 2008 compared to 38.6% in 2007. The lower gross profit is primarily attributable to lower sales volume of $15 million, unfavorable product sales mix of $8 million, higher freight costs of $5 million and higher production costs of $2 million. These factors were partially offset by savings from our cost reduction initiatives and prior restructuring actions of $7 million and lower excess and obsolete inventory costs of $5 million.

The lower Innerwear segment operating profit in the first quarter of 2008 compared to 2007 is primarily attributable to lower gross profit on lower sales volume, higher MAP expenses of $10 million and higher technology consulting expenses of $5 million partially offset by savings from prior restructuring actions of $5 million and lower distribution expenses of $2 million and $3 million of lower spending in numerous other areas. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the first quarter of 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was flat in the first quarter of 2008 compared to 2007.

Outerwear

	Quarter Ended
	March 29,	March 31,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$272,205	$283,635	$(11,430)	(4.0)%
Segment operating profit	16,417	6,100	10,317	169.1

Net sales in the Outerwear segment were lower by $11 million or 4.0% in the first quarter of 2008 compared to 2007 primarily as a result of lower sales of promotional t-shirts sold primarily through our embellishment channel of $7 million and lower sales of retail casualwear of $6 million. Champion brand activewear net sales for the first quarter of 2008 was $2 million higher as compared to 2007.

As a percent of segment net sales, gross profit percentage in the Outerwear segment was 23.9% in the first quarter of 2008 compared to 18.9% in 2007. The higher gross profit is primarily attributable to lower production costs of $10 million, favorable product sales mix of $7 million and savings from our cost reduction initiatives and prior restructuring actions of $4 million offset primarily by higher excess and obsolete inventory costs of $4 million, lower sales volume of $3 million and higher sales incentives of $3 million.

The higher Outerwear segment operating profit in the first quarter of 2008 compared to 2007 is primarily attributable to higher gross profit and savings from our cost reduction initiatives and prior restructuring actions of $3 million offset by higher technology consulting expenses of $2 million and $2 million of higher spending in numerous other areas. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the first quarter of 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was flat in the first quarter of 2008 compared to 2007.

Hosiery

	Quarter Ended
	March 29,	March 31,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$66,741	$73,693	$(6,952)	(9.4)%
Segment operating profit	24,121	20,045	4,076	20.3

Net sales in the Hosiery segment were lower by $7 million or 9.4% in the first quarter of 2008 compared to 2007 primarily due to lower sales of the Hanes brand to national chains and department stores and the L’eggs brand to mass retailers and food and drug stores. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

As a percent of segment net sales, gross profit percentage was 53.0% in the first quarter of 2008 compared to 45.7% in 2007 primarily due to lower production costs of $3 million and lower sales incentives of $2 million. These lower expenses were partially offset by an unfavorable product sales mix of $4 million.

Hosiery segment operating profit was higher in the first quarter of 2008 compared to 2007 primarily due to the improvement in gross profit, savings from our cost reduction initiatives and prior restructuring actions of $1 million and lower non media related MAP expenses of $1 million. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the first quarter of 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was flat in the first quarter of 2008 compared to 2007.

International

	Quarter Ended
	March 29,	March 31,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$104,636	$90,777	$13,859	15.3%
Segment operating profit	14,804	7,778	7,026	90.3

Overall net sales in the International segment were higher by $14 million or 15.3% in the first quarter of 2008 compared to 2007. During the first quarter of 2008 we experienced higher net sales, in each case including the impact of foreign currency, in Europe of $5 million, Canada of $5 million and Latin America of $3 million. The growth in our European casualwear business was driven by the strength of the Stedman brand that is sold in the embellishment channel. Changes in foreign currency exchange rates had a favorable impact on net sales of $11 million in the first quarter of 2008 compared to 2007. The favorable foreign currency exchange rate impact was primarily due to the strengthening of the Canadian dollar, Euro, Japanese yen and Brazilian real.

As a percent of segment net sales, gross profit percentage was 42.6% in the first quarter of 2008 compared to 40.9% in 2007. The higher gross profit was primarily attributable to a favorable impact related to foreign currency exchange rates of $5 million and a favorable product sales mix of $4 million.

The higher International segment operating profit in the first quarter of 2008 compared to 2007 is primarily attributable to the higher gross profit from higher sales volume. Changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on segment operating profit of $2 million in the first quarter of 2008 compared to 2007.

Other

	Quarter Ended
	March 29,	March 31,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$11,121	$15,398	$(4,277)	(27.8)%
Segment operating profit	(840)	(775)	(65)	(8.4)

Overall lower net sales from our Other segment were primarily due to lower sales of nonfinished fabric and other materials to third parties in the first quarter of 2008 as compared to 2007. Net sales in this segment are generated for the purpose of maintaining asset utilization at certain manufacturing facilities and generating break even margins.

General Corporate Expenses

General corporate expenses were lower in the first quarter of 2008 compared to 2007 primarily due to higher foreign exchange transaction gains of $3 million and $2 million of lower start-up and shut-down costs.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are our cash flows from operating activities and availability under our revolving loan facility. At March 29, 2008, we have in excess of $600 million of liquidity, which consists of $436 million of borrowing availability under our undrawn $500 million revolving loan facility (after taking into account outstanding letters of credit), $121 million in cash and cash equivalents and $96 million of borrowing availability under our international loan facilities. We currently believe that our cash provided from operating activities, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

The following has or is expected to impact liquidity:

•	we have principal and interest obligations under our long-term debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to add new manufacturing capacity in Central America, the Caribbean Basin and Asia;

•	we anticipate that we will decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly decrease our effective income tax rate; and

•	we expect to repurchase up to 10 million shares of our stock in the open market over the next few years, 1.9 million of which we have repurchased as of March 29, 2008.

We expect to continue our restructuring efforts as we continue to execute our consolidation and globalization strategy. The implementation of these efforts, which are designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs and savings. As further plans are developed and approved by management and in some cases our board of directors, we expect to recognize additional restructuring to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. As part of our efforts to consolidate our operations, we also expect to continue to incur costs associated with the integration of our information technology systems across our company over the next several years. This process involves the replacement of eight independent information technology platforms so that our business functions are served by fewer platforms.

While capital spending could vary significantly from year to year, we anticipate that our capital spending over the next three years could be as high as $500 million as we execute our supply chain consolidation and globalization strategy and complete the integration and consolidation of our technology systems. Capital spending in any given year over the next three years could be as high as $100 million in excess of our annual depreciation and amortization expense until the completion of actions related to our globalization strategy at which time we would expect our annual capital spending to be relatively comparable to our annual depreciation and amortization expense. The majority of our capital spending will be focused on growing our supply chain operations in Central America, the Caribbean Basin and Asia. These locations will enable us to expand and leverage our large production scale as we balance our supply chain across hemispheres.

As we continue to add new manufacturing capacity in Central America, the Caribbean Basin and Asia, our exposure to events that could disrupt our foreign supply chain, including political instability, acts of war or terrorism or other international events resulting in the disruption of trade, disruptions in shipping and freight forwarding services, increases in oil prices (which would increase the cost of shipping), interruptions in the availability of basic services and infrastructure and fluctuations in foreign currency exchange rates, is increased. Disruptions in our foreign supply chain could negatively impact our liquidity by interrupting production in facilities outside the United States, increasing our cost of sales, disrupting merchandise deliveries, delaying receipt of the products into the United States or preventing us from sourcing our products at all. Depending on timing, these events could also result in lost sales, cancellation charges or excessive markdowns.

Our U.S. qualified pension plans are currently approximately 97% funded which should result in minimal pension funding requirements in the future. Due to the current funded status of the plans, we are not required to make any mandatory contributions to our pension plans in 2008.

Consolidated Cash Flows

The information presented below for the quarters ended March 29, 2008 and March 31, 2007 was derived from our consolidated financial statements.

	Quarter Ended
	March 29,	March 31,
	2008	2007
	(dollars in thousands)

Operating activities	$(19,481)	$(591)
Investing activities	(20,510)	(3,500)
Financing activities	(13,740)	(2,759)
Effect of changes in foreign currency exchange rates on cash	288	167

Decrease in cash and cash equivalents	$(53,443)	$(6,683)
Cash and cash equivalents at beginning of year	174,236	155,973

Cash and cash equivalents at end of period	$120,793	$149,290

Operating Activities

Net cash used in operating activities was $19 million in the first quarter of 2008 compared to $1 million in 2007. The higher cash used in operating activities of $18 million is attributable to the higher uses of our working capital which was primarily driven by changes in inventory and accrued liabilities offset by accounts receivable. While inventory levels grew $107 million from December 2007 year-end levels as we build for back-to-school programs, inventory levels are lower compared to the first quarter of 2007 by $30 million. We monitor our inventory levels to best balance current supply and demand with potential future demand that typically surges when consumers no longer postpone purchases in our product categories.

Investing Activities

Net cash used in investing activities was $21 million in the first quarter of 2008 compared to $4 million in 2007. The higher cash used in investing activities of $17 million was primarily the result of higher capital expenditures. During the first quarter of 2008 capital expenditures were $28 million as we continue to build out our textile and sewing network in Central America and Asia and invest in our technology strategic initiatives.

Financing Activities

Net cash used in financing activities was $14 million in the first quarter of 2008 compared to $3 million in 2007. The higher cash used in financing activities of $11 million was primarily the result of higher net repayments on notes payable of $3 million and stock repurchases of $8 million.

Cash and Cash Equivalents

As of March 29, 2008 and December 29, 2007, cash and cash equivalents were $121 million and $174 million, respectively. The lower cash and cash equivalents as of March 29, 2008 was primarily the result of net capital expenditures of $21 million, $8 million of stock repurchases, $6 million of net repayments on notes payable and $18 million related to other uses of working capital.

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, titled “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 29, 2007.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 29, 2007. There have been no material changes during the first quarter ended March 29, 2008 in these policies.

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on December 30, 2007. The FASB approved a one-year deferral of the adoption of SFAS 157 as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, as a result of which implementation by us is now required on January 4, 2009. The partial adoption of SFAS 157 in the first quarter ended March 29, 2008 had no material impact on our financial condition, results of operations or cash flows, but resulted in certain additional disclosures reflected in Note 8 of the Condensed Consolidated Financial Statements.

SFAS 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS 157. The three valuation techniques are as follows:

•	Market approach — prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach — amount that would be required to replace the service capacity of an asset or replacement cost.

•	Income approach — techniques to convert future amounts to a single present amount based on market expectations, including present value techniques, option-pricing and other models.

We primarily apply the market approach for commodity derivatives and the income approach for interest rate and foreign currency derivatives for recurring fair value measurements and attempt to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

As of March 29, 2008, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of our derivative instruments related to interest rates, foreign exchange rates and cotton. The fair values of cotton derivatives are determined based on quoted prices in public markets and are categorized as Level 1. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. We do not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the quarter ended March 29, 2008. There were no changes to our valuation technique used to measure asset and liability fair values on a recurring basis.

As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The determination of fair values incorporates various factors required under SFAS 157. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements, but also the impact of our nonperformance risk on our liabilities.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value under generally accepted accounting principles and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 became effective for us on December 30, 2007. As permitted by SFAS 159, we elected not to adopt the fair value option.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company would be required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement would also require that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. We are in the process of analyzing the impact of SFAS 141R, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, that any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that the adoption of SFAS 160 will have a material impact on our results of operations or financial position.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements of FASB Statement No. 133 about an entity’s derivative instruments and hedging activities to include more detailed qualitative disclosures and expanded quantitative disclosures. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that SFAS 161 will have on our results of operations and financial position.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are required under the Senior Secured Credit Facility and the Second Lien Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. At March 29, 2008, we have outstanding hedging arrangements whereby we capped the interest rate on $950 million of our floating rate debt at 5.75%. We also entered into interest rate swaps tied to the 3-month and 6-month LIBOR rates whereby we fixed the interest rate on an aggregate of $600 million of our floating rate debt. Approximately 67% of our total debt outstanding at March 29, 2008 is at a fixed or capped rate. Due to the recent significant changes in the credit markets, the fair values of our interest rate hedging instruments have decreased approximately $14.8 million during the first quarter ended March 29, 2008, which has been deferred into Accumulated Other Comprehensive Loss in our Condensed Consolidated Balance Sheet until the hedged transactions impact our earnings.

Cotton is the primary raw material we use to manufacture many of our products. While we attempt to protect our business from the volatility of the market price of cotton through short-term supply agreements and hedges, our business can be adversely affected by dramatic movements in cotton prices. The price of cotton has recently exceeded its historical trading range of 30 to 70 cents per pound. The price of cotton currently in our inventory has risen to the 70 cents per pound range which is the price that will impact our operating results in the third and fourth quarters of 2008. Additionally, the prices for the cotton crop grown this coming summer season, which will impact our operating results in 2009, have risen to the upper 70 cents per pound range. The ultimate effect of these pricing levels on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton could have a material adverse effect on our business, results of operations, financial condition and cash flows.

There have been no other significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 29, 2007.

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

No updates to the report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Hanesbrands during the first quarter ended March 29, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May Yet
	Total Number of		as Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased	Paid per Share	Programs(1)	Programs(1)

12/30/07 — 02/02/08	—	$—	—	8,387,006
02/03/08 — 03/01/08	334,980	24.69	334,980	8,052,026
03/02/08 — 03/29/08	—	—	—	8,052,026

Total	334,980	$24.69	334,980	8,052,026

(1)	These repurchases were made pursuant to the repurchase program that was approved by our board of directors in January 2007 and announced in February 2007, which authorizes us to purchase up to 10 million shares of our common stock from time to time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the first quarter ended March 29, 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ E. Lee Wyatt Jr.
E. Lee Wyatt Jr.
Executive Vice President,
Chief Financial Officer

Date: May 6, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).
3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.12	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.13	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.14	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.15	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.16	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.17	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.18	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.19	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.20	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.21	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.)(incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.22	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.23	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.24	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.25	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.26	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.27	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.28	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.29	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.30	Certificate of Formation of Inner Self LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.31	Limited Liability Company Agreement of Inner Self LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.32	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.33	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C.(incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.34	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.35	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC (incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.36	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.37	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.38	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.39	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.40	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.41	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.42	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.43	Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
10.1	Severance/Change in Control Agreement dated February 26, 2008 between the Registrant and W. Howard Upchurch, Jr.
31.1	Certification of Richard A. Noll, Chief Executive Officer.
31.2	Certification of E. Lee Wyatt Jr., Chief Financial Officer.
32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2	Section 1350 Certification of E. Lee Wyatt Jr., Chief Financial Officer.

E-4