Form 10-Q
period 2008-06-28
Hanesbrands Inc.
filed 2008-08-01
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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

As of July 30, 2008, there were 93,768,953 shares of the registrant’s common stock outstanding.

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

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 29, 2007, including under the caption “Risk Factors.”

All forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 29, 2007, including under the caption “Risk Factors.” We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

PART I

Item 1. Financial Statements

HANESBRANDS

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	$1,072,171	$1,121,907	$2,060,018	$2,161,801
Cost of sales	691,215	741,550	1,334,098	1,441,765

Gross profit	380,956	380,357	725,920	720,036
Selling, general and administrative expenses	266,427	266,017	521,039	520,584
Restructuring	1,442	26,225	4,000	42,471

Operating profit	113,087	88,115	200,881	156,981
Other expenses	—	551	—	551
Interest expense, net	37,635	51,230	78,029	102,947

Income before income tax expense	75,452	36,334	122,852	53,483
Income tax expense	18,108	10,900	29,484	16,045

Net income	$57,344	$25,434	$93,368	$37,438

Earnings per share:
Basic	$0.61	$0.26	$0.99	$0.39
Diluted	$0.60	$0.26	$0.97	$0.39
Weighted average shares outstanding:
Basic	94,355	96,254	94,395	96,343
Diluted	96,059	97,224	95,839	97,136

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 28, 2008	December 29, 2007

Assets
Cash and cash equivalents	$96,918	$174,236
Trade accounts receivable, less allowances of $19,327 at June 28, 2008 and $31,642 at December 29, 2007	547,617	575,069
Inventories	1,342,184	1,117,052
Deferred tax assets and other current assets	236,021	227,977

Total current assets	2,222,740	2,094,334

Property, net	547,162	534,286
Trademarks and other identifiable intangibles, net	157,727	151,266
Goodwill	316,257	310,425
Deferred tax assets and other noncurrent assets	333,685	349,172

Total assets	$3,577,571	$3,439,483

Liabilities and Stockholders’ Equity
Accounts payable	$320,651	$289,166
Accrued liabilities	349,867	380,239
Notes payable	58,636	19,577

Total current liabilities	729,154	688,982

Long-term debt	2,315,250	2,315,250
Other noncurrent liabilities	142,420	146,347

Total liabilities	3,186,824	3,150,579

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value) Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value) Issued and outstanding — 94,038,303 at June 28, 2008 and 95,232,478 at December 29, 2007	940	954
Additional paid-in capital	215,027	199,019
Retained earnings	201,271	117,849
Accumulated other comprehensive loss	(26,491)	(28,918)

Total stockholders’ equity	390,747	288,904

Total liabilities and stockholders’ equity	$3,577,571	$3,439,483

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007

Operating activities:
Net income	$93,368	$37,438
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	49,322	63,189
Amortization of intangibles	5,638	3,074
Restructuring	(2,631)	(3,222)
Loss on early extinguishment of debt	—	551
Amortization of debt issuance costs	3,015	3,289
Stock compensation expense	15,101	19,133
Deferred taxes and other	(7,959)	(7,986)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	31,183	(65,716)
Inventories	(221,340)	(11,012)
Other assets	(8,909)	15,085
Accounts payable	29,821	32,355
Accrued liabilities	(36,571)	15,380

Net cash (used in) provided by operating activities	(49,962)	101,558

Investing activities:
Purchases of property, plant and equipment	(73,550)	(18,288)
Acquisition of business	(9,994)	—
Proceeds from sales of assets	9,524	8,198
Other	—	(1,395)

Net cash used in investing activities	(74,020)	(11,485)

Financing activities:
Principal payments on capital lease obligations	(523)	(588)
Borrowings on notes payable	210,016	14,038
Repayments on notes payable	(171,346)	(15,483)
Cost of debt issuance	(69)	(2,243)
Borrowings on revolving loan facility	155,000	—
Repayments on revolving loan facility	(155,000)	—
Repayments of debt under credit facilities	—	(53,125)
Decrease in bank overdraft	—	(834)
Proceeds from stock options exercised	382	2,803
Stock repurchases	(10,860)	(15,885)
Borrowings on accounts receivable securitization	20,389	—
Repayments on accounts receivable securitization	(20,389)	—
Transaction with Sara Lee Corporation	18,000	—
Other	(67)	613

Net cash provided by (used in) financing activities	45,533	(70,704)

Effect of changes in foreign exchange rates on cash	1,131	1,051

(Decrease) increase in cash and cash equivalents	(77,318)	20,420
Cash and cash equivalents at beginning of year	174,236	155,973

Cash and cash equivalents at end of period	$96,918	$176,393

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

During the second quarter ended June 28, 2008, the Company acquired a sewing operation in Thailand, resulting in $3,571 of additional goodwill. The Company also added two sewing facilities in Vietnam during the second quarter ended June 28, 2008.

Certain prior year amounts in the condensed consolidated financial statements, none of which are material, have been reclassified to conform with the current year presentation. These reclassifications, which relate to changes in the classification of inventory, segment assets, segment depreciation and amortization expense, segment additions to long-lived assets and consolidating financial information, had no impact on the Company’s results of operations.

(2)	Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for the Company’s financial assets and liabilities on December 30, 2007. The FASB approved a one-year deferral of the adoption of SFAS 157 as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, as a result of which implementation by the Company is now required on January 4, 2009. The partial adoption of SFAS 157 in the first quarter ended March 29, 2008 had no material impact on the financial condition, results of operations or cash flows of the Company, but resulted in certain additional disclosures reflected in Note 9. The Company is in the process of evaluating the impact of SFAS 157 as it relates to its non-financial assets and liabilities.

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

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements of FASB Statement No. 133 about an entity’s derivative instruments and hedging activities to include more detailed qualitative disclosures and expanded quantitative disclosures. The provisions of SFAS 161 are effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact that SFAS 161 will have on its results of operations and financial position.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements presented in conformity with GAAP. This statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 will not have a material impact on the Company’s results of operations or financial position.

(3)	Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the second quarters and six months ended June 28, 2008 and June 30, 2007. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock. The reconciliation of basic to diluted weighted average shares for the second quarters and six months ended June 28, 2008 and June 30, 2007 is as follows:

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Basic weighted average shares	94,355	96,254	94,395	96,343
Effect of potentially dilutive securities:
Stock options	777	207	510	180
Restricted stock units	923	761	932	612
Employee stock purchase plan	4	2	2	1

Diluted weighted average shares	96,059	97,224	95,839	97,136

Options to purchase 140 and 1,480 shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the second quarter and six months ended June 28, 2008, respectively.

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

During the first quarter ended March 29, 2008, the Company granted 540 restricted stock units (“RSU“s) pursuant to the Omnibus Plan. Upon the achievement of defined service conditions, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. All RSUs vest solely upon continued future service to the Company. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees provide the requisite service to the Company. The grant date fair value of the RSUs was $25.10.

During the quarter and six months ended June 28, 2008, 24 and 58 shares, respectively, were purchased under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (the “ESPP”) by eligible employees. During the quarter and six months ended June 30, 2007, 13 shares were purchased under the ESPP by eligible employees. The Company had 2,306 shares of common stock available for issuance under the ESPP as of June 28, 2008.

(5)	Restructuring

Since becoming an independent company, the Company has undertaken a variety of restructuring efforts in connection with its consolidation and globalization strategy designed to improve operating efficiencies and lower costs. As a result of these efforts, the Company expects to incur approximately $250,000 in restructuring and related charges over the three year period following the spin off from Sara Lee on September 5, 2006, of which approximately half is expected to be noncash. As of June 28, 2008, the Company has recognized approximately $129,000 in restructuring and related charges related to these efforts since September 5, 2006. Of these charges, approximately $48,000 relates to employee termination and other benefits, approximately $69,000 relates to accelerated depreciation of buildings and equipment for facilities that have been or will be closed, and approximately $12,000 relates to lease termination and other costs. Accelerated depreciation related to the Company’s manufacturing facilities and distribution centers that have been or will be closed is reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statements of Income.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The impact of restructuring on income before income tax expense is summarized as follows:

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Restructuring programs:
Year ended January 3, 2009 restructuring actions	$2,494	$—	$5,436	$—
Year ended December 29, 2007 restructuring actions	4,172	41,404	7,028	49,052
Six months ended December 30, 2006 restructuring actions	—	(1,049)	13	12,599
Year ended July 1, 2006 and prior restructuring actions	(13)	(769)	(65)	(552)

Decrease in income before income tax expense	$6,653	$39,586	$12,412	$61,099

The following table illustrates where the costs associated with these actions are recognized in the Condensed Consolidated Statements of Income:

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Cost of sales	$4,633	$12,413	$7,191	$17,680
Selling, general and administrative expenses	578	948	1,221	948
Restructuring	1,442	26,225	4,000	42,471

Decrease in income before income tax expense	$6,653	$39,586	$12,412	$61,099

Components of the restructuring actions are as follows:

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Accelerated depreciation	$5,211	$13,361	$8,412	$18,628
Employee termination and other benefits	1,362	26,088	3,920	32,103
Noncancelable lease and other contractual obligations	80	137	80	10,368

	$6,653	$39,586	$12,412	$61,099

Rollforward of accrued restructuring is as follows:

Six Months Ended
June 28,
2008

Beginning accrual	$23,350
Restructuring expenses	6,702
Cash payments	(10,650)
Adjustments to restructuring expenses	(2,702)

Ending accrual	$16,700

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The accrual balance as of June 28, 2008 is comprised of $13,408 in current accrued liabilities, primarily related to employee termination and other benefits, and $3,292 in other noncurrent liabilities, primarily related to lease termination payments, in the Condensed Consolidated Balance Sheet.

Adjustments to previous estimates are primarily attributable to employee termination and other benefits and resulted from actual costs to settle obligations being lower than expected. The adjustments were reflected in the “Restructuring” line of the Condensed Consolidated Statements of Income.

Year Ended January 3, 2009 Actions

During the six months ended June 28, 2008, the Company approved actions to close two manufacturing facilities and two distribution centers and eliminate approximately 1,300 positions in Heredia, Costa Rica, Aguascalientes, Mexico and the United States. The production capacity related to the manufacturing facilities will be relocated to lower cost locations in Asia and Central America. The distribution capacity will be relocated to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. The Company recorded charges of $2,494 and $5,436 in the second quarter and six months ended June 28, 2008, respectively. The Company recognized $2,416 and $5,358 in the second quarter and six months ended June 28, 2008, respectively, which represents employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group and $78 in the second quarter and six months ended June 28, 2008 for accelerated depreciation of buildings and equipment. These charges are reflected in the “Restructuring” and “Cost of sales” lines of the Condensed Consolidated Statement of Income. All actions are expected to be completed within a 12-month period.

(6)	Inventories

Inventories consisted of the following:

	June 28,	December 29,
	2008	2007

Raw materials	$189,772	$176,758
Work in process	146,628	122,724
Finished goods	1,005,784	817,570

	$1,342,184	$1,117,052

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(7)	Allowances for Trade Accounts Receivable

The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions for the quarter and six months ended June 28, 2008 are as follows:

		Allowance for
	Allowance for	Chargebacks
	Doubtful	and Other
	Accounts	Deductions	Total

Balance at December 29, 2007:	$9,328	$22,314	$31,642
Charged to expenses	84	3,419	3,503
Deductions and write-offs	(3,311)	(12,059)	(15,370)

Balance at March 29, 2008:	6,101	13,674	19,775

Charged to expenses	1,334	2,564	3,898
Deductions and write-offs	(753)	(3,593)	(4,346)

Balance at June 28, 2008:	$6,682	$12,645	$19,327

Charges to the allowance for doubtful accounts are reflected in the “Selling, general and administrative expenses” line and charges to the allowance for customer chargebacks and other customer deductions are primarily reflected as a reduction in the “Net sales” line of the Condensed Consolidated Statements of Income. Deductions and write-offs, which do not increase or decrease income, represent write-offs of previously reserved accounts receivables and allowed customer chargebacks and deductions against gross accounts receivable.

(8)	Long-Term Debt

The Company had the following long-term debt at June 28, 2008 and December 29, 2007:

	Interest
	Rate as of	Principal Amount
	June 28,	June 28,	December 29,
	2008	2008	2007

Senior Secured Credit Facility:
Term A	4.15%	$139,000	$139,000
Term B	4.64%	976,250	976,250
Second Lien Credit Facility	6.66%	450,000	450,000
Floating Rate Senior Notes	6.51%	500,000	500,000
Accounts Receivable Securitization	3.09%	250,000	250,000

		$2,315,250	$2,315,250

As of June 28, 2008, the Company had $0 outstanding under the Senior Secured Credit Facility’s $500,000 Revolving Loan Facility and $61,734 of standby and trade letters of credit issued and outstanding under this facility.

Availability of funding under the accounts receivable securitization depends primarily upon the eligible outstanding receivables balance. As of June 28, 2008, the Company had $250,000 outstanding under the accounts receivable securitization. The total amount of receivables used as collateral for the accounts receivable securitization was $455,619 and $495,245 at June 28, 2008 and December 29, 2007, respectively,

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

and is reported on the Company’s Condensed Consolidated Balance Sheets in trade accounts receivables less allowances.

During the second quarter and six months ended June 30, 2007, the Company recognized $551 of loss on early extinguishment of debt related to unamortized debt issuance costs on the Senior Secured Credit Facility as a result of the prepayment of $50,000 of principal in June 2007. This loss is reflected in the “Other expenses” line of the Condensed Consolidated Statements of Income.

(9)	Fair Value of Financial Assets and Liabilities

The Company has adopted the provisions of SFAS 157 as of December 30, 2007 for its financial assets and liabilities. Although this partial adoption of SFAS 157 had no material impact on its financial condition, results of operations or cash flows, the Company is now required to provide additional disclosures as part of its financial statements. SFAS 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

As of June 28, 2008, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates, foreign exchange rates and cotton. The fair values of cotton derivatives are determined based on quoted prices in public markets and are categorized as Level 1. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the second quarter ended June 28, 2008. There were no changes to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The following table sets forth by level within SFAS 157’s fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis at June 28, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Assets (Liabilities) at Fair Value as of June 28, 2008
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Derivative contracts, net	$—	$16,620	$—

Total	$—	$16,620	$—

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

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net income	$57,344	$25,434	$93,368	$37,438
Translation adjustments	4,220	7,161	2,690	7,634
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax (benefit) of $6,161, $4,218, ($146), and $2,733, respectively	9,677	6,625	(229)	4,294
Amounts amortized into net periodic income:
Prior service cost (benefit), net of tax (benefit) of $4, ($779), $8 and ($1,557), respectively	6	(1,223)	12	(2,446)
Actuarial loss, net of tax of $15, $364, $30 and $730, respectively	24	573	48	1,147

Comprehensive income	$71,271	$38,570	$95,889	$48,067

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(11)	Income Taxes

For the second quarters and six months ended June 28, 2008 and June 30, 2007, income taxes have been computed consistent with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.”

The difference in the estimated annual effective income tax rates of 24% for the second quarter and six months ended June 28, 2008 and 30% for the second quarter and six months ended June 30, 2007 and the U.S. statutory rate of 35% is primarily attributable to unremitted earnings of foreign subsidiaries taxed at rates less than the U.S. statutory rate. The Company’s estimated annual effective tax rate is reflective of its strategic initiative to make substantial capital investments outside the United States in its global supply chain in 2008.

Within 180 days after Sara Lee files its final consolidated tax return for the period that includes September 5, 2006, which is expected to occur by September 2008, Sara Lee is required to deliver to the Company a computation of the amount of deferred taxes attributable to the Company’s United States and Canadian operations that would be included on the Company’s balance sheet as of September 6, 2006. If substituting the amount of deferred taxes as finally determined for the amount of estimated deferred taxes that were included on that balance sheet at the time of the spin off causes a decrease in the net book value reflected on that balance sheet, then Sara Lee will be required to pay the Company the amount of such decrease. If such substitution causes an increase in the net book value reflected on that balance sheet, then the Company will be required to pay Sara Lee the amount of such increase. Although Sara Lee has not delivered its computation of the amount of these deferred taxes and final settlement of any amounts due has not been determined, during the second quarter ended June 28, 2008, the Company received a preliminary cash installment of $18,000 from Sara Lee.

(12)	Business Segment Information

The Company’s operations are managed and reported in five operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Hosiery, International and Other. These segments are organized principally by product category and geographic location. Management of each segment is responsible for the operations of these businesses.

The types of products and services from which each reportable segment derives its revenues are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear.

•	Outerwear sells basic branded products that are seasonal in nature under the product categories of casualwear and activewear.

•	Hosiery sells products in categories such as pantyhose and knee highs.

•	International relates to the Latin America, Asia, Canada and Europe geographic locations which sell products that span across the Innerwear, Outerwear and Hosiery reportable segments.

•	Other is comprised of sales of nonfinished products such as yarn and certain other materials in the United States and Latin America in order to maintain asset utilization at certain manufacturing facilities and generate break even margins.

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

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales:
Innerwear	$636,335	$691,504	$1,180,065	$1,281,951
Outerwear	260,137	263,596	532,342	547,231
Hosiery	49,734	51,402	116,475	125,095
International	130,903	109,001	235,539	199,778
Other	4,174	17,644	15,295	33,042

Total segment net sales(1)	1,081,283	1,133,147	2,079,716	2,187,097
Intersegment(2)	(9,112)	(11,240)	(19,698)	(25,296)

Total net sales	$1,072,171	$1,121,907	$2,060,018	$2,161,801

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Segment operating profit:
Innerwear	$79,942	$104,680	$133,617	$180,648
Outerwear	19,927	12,302	36,344	18,402
Hosiery	15,742	14,134	39,863	34,179
International	18,848	16,927	33,652	24,705
Other	830	1,064	(10)	289

Total segment operating profit	135,289	149,107	243,466	258,223
Items not included in segment operating profit:
General corporate expenses	(12,584)	(19,892)	(24,535)	(37,069)
Amortization of trademarks and other identifiable intangibles	(2,965)	(1,514)	(5,638)	(3,074)
Restructuring	(1,442)	(26,225)	(4,000)	(42,471)
Accelerated depreciation included in cost of sales	(4,633)	(12,413)	(7,191)	(17,680)
Accelerated depreciation included in selling, general and administrative expenses	(578)	(948)	(1,221)	(948)

Total operating profit	113,087	88,115	200,881	156,981
Other expenses	—	(551)	—	(551)
Interest expense, net	(37,635)	(51,230)	(78,029)	(102,947)

Income before income tax expense	$75,452	$36,334	$122,852	$53,483

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	June 28,	December 29,
	2008	2007

Assets:
Innerwear	$1,358,884	$1,247,441
Outerwear	820,463	754,178
Hosiery	95,605	97,804
International	242,601	232,142
Other	14,910	16,807

	2,532,463	2,348,372
Corporate(3)	1,045,108	1,091,111

Total assets	$3,577,571	$3,439,483

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Depreciation and amortization expense:
Innerwear	$11,481	$11,322	$22,032	$22,641
Outerwear	5,679	5,644	12,809	12,541
Hosiery	1,554	2,837	3,185	5,379
International	749	1,223	1,172	2,044
Other	258	763	595	896

	19,721	21,789	39,793	43,501
Corporate	8,975	16,304	15,167	22,762

Total depreciation and amortization expense	$28,696	$38,093	$54,960	$66,263

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Additions to long-lived assets:
Innerwear	$19,101	$5,666	$26,503	$9,527
Outerwear	19,138	1,723	32,140	3,660
Hosiery	239	794	318	1,098
International	668	519	1,142	879
Other	11	52	14	59

	39,157	8,754	60,117	15,223
Corporate	6,813	2,140	13,433	3,065

Total additions to long-lived assets	$45,970	$10,894	$73,550	$18,288

(1)	Includes sales between segments. Such sales are at transfer prices that are at cost plus markup or at prices equivalent to market value.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(2)	Intersegment sales included in the segments’ net sales are as follows:

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Innerwear	$1,006	$1,662	$2,362	$3,387
Outerwear	5,227	4,981	10,657	11,779
Hosiery	2,509	3,744	5,640	8,568
International	370	853	1,039	1,562
Other	—	—	—	—

Total	$9,112	$11,240	$19,698	$25,296

(3)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.

(13)	Consolidating Financial Information

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

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	Quarter Ended June 28, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,086,432	$111,692	$761,732	$(887,685)	$1,072,171
Cost of sales	871,358	44,142	666,379	(890,664)	691,215

Gross profit	215,074	67,550	95,353	2,979	380,956
Selling, general and administrative expenses	226,412	17,409	22,491	115	266,427
Restructuring	421	127	894	—	1,442

Operating profit (loss)	(11,759)	50,014	71,968	2,864	113,087

Equity in earnings (loss) of subsidiaries	101,498	43,374	—	(144,872)	—
Interest expense, net	25,443	7,971	4,228	(7)	37,635

Income (loss) before income tax expense (benefit)	64,296	85,417	67,740	(142,001)	75,452
Income tax expense	6,952	3,397	7,759	—	18,108

Net income (loss)	$57,344	$82,020	$59,981	$(142,001)	$57,344

	Condensed Consolidating Statement of Income
	Quarter Ended June 30, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,098,747	$227,523	$642,120	$(846,483)	$1,121,907
Cost of sales	814,234	169,805	562,340	(804,829)	741,550

Gross profit	284,513	57,718	79,780	(41,654)	380,357
Selling, general and administrative expenses	240,564	(1,098)	31,857	(5,306)	266,017
Restructuring	26,660	5	(440)	—	26,225

Operating profit (loss)	17,289	58,811	48,363	(36,348)	88,115
Equity in earnings (loss) of subsidiaries	59,879	40,892	—	(100,771)	—
Other expenses	551	—	—	—	551
Interest expense, net	40,802	10,633	(208)	3	51,230

Income (loss) before income tax expense (benefit)	35,815	89,070	48,571	(137,122)	36,334
Income tax expense (benefit)	10,381	2,778	(2,259)	—	10,900

Net income (loss)	$25,434	$86,292	$50,830	$(137,122)	$25,434

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	Six Months Ended June 28, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$2,109,891	$209,138	$1,406,691	$(1,665,702)	$2,060,018
Cost of sales	1,672,527	83,355	1,227,217	(1,649,001)	1,334,098

Gross profit	437,364	125,783	179,474	(16,701)	725,920
Selling, general and administrative expenses	445,712	39,000	35,765	562	521,039
Restructuring	(94)	127	3,967	—	4,000

Operating profit (loss)	(8,254)	86,656	139,742	(17,263)	200,881

Equity in earnings (loss) of subsidiaries	165,204	80,151	—	(245,355)	—
Interest expense, net	51,786	16,862	9,388	(7)	78,029

Income (loss) before income tax expense (benefit)	105,164	149,945	130,354	(262,611)	122,852
Income tax expense	11,796	5,515	12,173	—	29,484

Net income (loss)	$93,368	$144,430	$118,181	$(262,611)	$93,368

	Condensed Consolidating Statement of Income
	Six Months Ended June 30, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$2,141,450	$430,119	$1,241,821	$(1,651,589)	$2,161,801
Cost of sales	1,620,139	320,212	1,098,943	(1,597,529)	1,441,765

Gross profit	521,311	109,907	142,878	(54,060)	720,036
Selling, general and administrative expenses	461,411	2,484	56,373	316	520,584
Restructuring	42,561	5	(95)	—	42,471

Operating profit (loss)	17,339	107,418	86,600	(54,376)	156,981
Equity in earnings (loss) of subsidiaries	112,607	67,290	—	(179,897)	—
Other expenses	551	—	—	—	551
Interest expense, net	82,244	21,270	(563)	(4)	102,947

Income (loss) before income tax expense (benefit)	47,151	153,438	87,163	(234,269)	53,483
Income tax expense	9,713	3,951	2,381	—	16,045

Net income (loss)	$37,438	$149,487	$84,782	$(234,269)	$37,438

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	June 28, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$28,561	$2,105	$66,252	$—	$96,918
Trade accounts receivable	(4,676)	8,602	547,195	(3,504)	547,617
Inventories	1,081,001	50,513	249,606	(38,936)	1,342,184
Deferred tax assets and other current assets	191,762	8,559	38,029	(2,329)	236,021

Total current assets	1,296,648	69,779	901,082	(44,769)	2,222,740

Property, net	253,658	10,274	283,230	—	547,162
Trademarks and other identifiable intangibles, net	34,967	117,175	5,585	—	157,727
Goodwill	232,882	16,934	66,441	—	316,257
Investments in subsidiaries	583,528	655,138	—	(1,238,666)	—
Deferred tax assets and other noncurrent assets	138,888	307,444	(43,488)	(69,159)	333,685

Total assets	$2,540,571	$1,176,744	$1,212,850	$(1,352,594)	$3,577,571

Liabilities and Stockholders’ Equity
Accounts payable	$150,578	$4,358	$80,067	$85,648	$320,651
Accrued liabilities	270,407	25,919	56,215	(2,674)	349,867
Notes payable	—	—	58,636	—	58,636

Total current liabilities	420,985	30,277	194,918	82,974	729,154

Long-term debt	1,615,250	450,000	250,000	—	2,315,250
Other noncurrent liabilities	113,589	1,660	22,625	4,546	142,420

Total liabilities	2,149,824	481,937	467,543	87,520	3,186,824
Stockholders’ equity	390,747	694,807	745,307	(1,440,114)	390,747

Total liabilities and stockholders’ equity	$2,540,571	$1,176,744	$1,212,850	$(1,352,594)	$3,577,571

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

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 28, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(15,285)	$83,519	$128,725	$(246,921)	$(49,962)

Investing activities:
Purchases of property, plant and equipment	(18,178)	(5,364)	(50,008)	—	(73,550)
Acquisition of business	—	—	(9,994)	—	(9,994)
Proceeds from sales of assets	7,242	3	2,279	—	9,524
Other	435	—	—	(435)	—

Net cash used in investing activities	(10,501)	(5,361)	(57,723)	(435)	(74,020)

Financing activities:
Principal payments on capital lease obligations	(523)	—	—	—	(523)
Borrowings on notes payable	—	—	210,016	—	210,016
Repayments on notes payable	—	—	(171,346)	—	(171,346)
Cost of debt issuance	(48)	(10)	(11)	—	(69)
Borrowings on revolving loan facility	155,000	—	—	—	155,000
Repayments on revolving loan facility	(155,000)	—	—	—	(155,000)
Proceeds from stock options exercised	382	—	—	—	382
Stock repurchases	(10,860)	—	—	—	(10,860)
Borrowings on accounts receivable securitization	—	—	20,389	—	20,389
Repayments on accounts receivable securitization	—	—	(20,389)	—	(20,389)
Transaction with Sara Lee Corporation	18,000	—	—	—	18,000
Other	(67)	—	—	—	(67)
Net transactions with related entities	(37,013)	(82,372)	(127,971)	247,356	—

Net cash provided by (used in) financing activities	(30,129)	(82,382)	(89,312)	247,356	45,533

Effect of changes in foreign exchange rates on cash	—	—	1,131	—	1,131

Decrease in cash and cash equivalents	(55,915)	(4,224)	(17,179)	—	(77,318)
Cash and cash equivalents at beginning of year	84,476	6,329	83,431	—	174,236

Cash and cash equivalents at end of period	$28,561	$2,105	$66,252	$—	$96,918

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$171,140	$148,577	$(50,277)	$(167,882)	$101,558

Investing activities:
Purchases of property, plant and equipment	(12,831)	(1,357)	(4,100)	—	(18,288)
Proceeds from sales of assets	5,272	2,261	665	—	8,198
Other	12,602	1,381	(9,077)	(6,301)	(1,395)

Net cash provided by (used in) investing activities	5,043	2,285	(12,512)	(6,301)	(11,485)

Financing activities:
Principal payments on capital lease obligations	(562)	(26)	—	—	(588)
Borrowings on notes payable	—	—	14,038	—	14,038
Repayments on notes payable	—	—	(15,483)	—	(15,483)
Cost of debt issuance	(2,172)	(71)	—	—	(2,243)
Repayment of debt under credit facilities	(53,125)	—	—	—	(53,125)
Decrease in bank overdraft	—	—	(834)	—	(834)
Proceeds from stock options exercised	2,803	—	—	—	2,803
Stock repurchases	(15,885)	—	—	—	(15,885)
Other	613	—	—	—	613
Net transactions with related entities	(119,633)	(149,210)	94,660	174,183	—

Net cash provided by (used in) financing activities	(187,961)	(149,307)	92,381	174,183	(70,704)

Effect of changes in foreign exchange rates on cash	—	—	1,051	—	1,051

Increase (decrease) in cash and cash equivalents	(11,778)	1,555	30,643	—	20,420
Cash and cash equivalents at beginning of year	60,960	(1,251)	96,264	—	155,973

Cash and cash equivalents at end of period	$49,182	$304	$126,907	$—	$176,393

(14)	Subsequent Event

Subsequent to June 28, 2008, the Company entered into an interest rate swap with a notional amount of $500,000, as a result of which the interest rate on the Company’s floating rate senior notes has been fixed at 7.64% for a 4-year term. In connection with this transaction, the Company terminated an interest rate cap with a notional amount of $250,000 with an interest rate of 5.75%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 29, 2007, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K.

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

•	Innerwear. The Innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, Just My Size, barely there, and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes and Champion brand names. Our net sales for the six months ended June 28, 2008 from our Innerwear segment were $1.18 billion, representing approximately 57% of total segment net sales.

•	Outerwear. We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products primarily to wholesalers, who then resell to screen printers and embellishers, through brands such as Hanes, Champion and Outer Banks. Our net sales for the six months ended June 28, 2008 from our Outerwear segment were $532 million, representing approximately 26% of total segment net sales.

•	Hosiery. We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our Hanes, L’eggs and Just My Size brands. Our net sales for the six months ended June 28, 2008 from our Hosiery segment were $116 million, representing approximately 5% of total segment net sales. Although the decline has slowed in recent years, we expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

•	International. International includes products that span across the Innerwear, Outerwear and Hosiery reportable segments and include products marketed under the Hanes, Champion, Wonderbra, Playtex, Rinbros, Bali and Stedman brands. Our net sales for the six months ended June 28, 2008 from our International segment were $236 million, representing approximately 11% of total segment net sales and included sales in Latin America, Asia, Canada and Europe. Canada, Europe, Japan and Mexico are our largest international markets, and we also have sales offices in India and China.

•	Other. Our net sales for the six months ended June 28, 2008 in our Other segment were $15 million, representing approximately 1% of total segment net sales and are comprised of sales of nonfinished products such as yarn and certain other materials in the United States and Latin America in order to maintain asset utilization at certain manufacturing facilities and generate break even margins.

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

Highlights from the Second Quarter and Six Months Ended June 28, 2008

•	Diluted earnings per share were $0.60 in the second quarter of 2008, compared with $0.26 in the same quarter in 2007. Diluted earnings per share were $0.97 in the six month period in 2008, compared with $0.39 in the same six month period in 2007.

•	Operating profit was $113 million in the second quarter of 2008, up from $88 million in the same quarter in 2007. Operating profit was $201 million in the six month period in 2008, up from $157 million in the same six month period in 2007.

•	Total net sales in the second quarter of 2008 were lower by $50 million at $1.07 billion compared to the same quarter in 2007. Total net sales in the six month period in 2008 were lower by $102 million at $2.06 billion compared to the same six month period in 2007.

•	During the first six months of 2008, we approved actions to close two manufacturing facilities and two distribution centers in Heredia, Costa Rica, Aguascalientes, Mexico and the United States. The production capacity related to the manufacturing facilities will be relocated to lower cost locations in Asia and Central America. The distribution capacity will be relocated to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. In addition, we completed several such actions in the first six months of 2008 that were approved in 2007.

•	Capital expenditures were $74 million during the first six months of 2008 as we continued to build out our textile and sewing network in Asia and Central America.

•	During the second quarter of 2008, we added three company-owned sewing plants in Southeast Asia — two in Vietnam and one in Thailand — giving us four sewing plants in Asia.

•	We repurchased $11 million of company stock during the first six months of 2008.

•	We ended the second quarter of 2008 with an excess of $598 million of liquidity, which consists of $438 million of borrowing availability under our undrawn revolving loan facility, $97 million in cash and cash equivalents and $63 million of borrowing availability under our international loan facilities.

Condensed Consolidated Results of Operations — Second Quarter Ended June 28, 2008 Compared with Second Quarter Ended June 30, 2007

	Quarter Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$1,072,171	$1,121,907	$(49,736)	(4.4)%
Cost of sales	691,215	741,550	(50,335)	(6.8)

Gross profit	380,956	380,357	599	0.2
Selling, general and administrative expenses	266,427	266,017	410	0.2
Restructuring	1,442	26,225	(24,783)	(94.5)

Operating profit	113,087	88,115	24,972	28.3
Other expenses	—	551	(551)	NM
Interest expense, net	37,635	51,230	(13,595)	(26.5)

Income before income tax expense	75,452	36,334	39,118	107.7
Income tax expense	18,108	10,900	7,208	66.1

Net income	$57,344	$25,434	$31,910	125.5%

Net Sales

	Quarter Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$1,072,171	$1,121,907	$(49,736)	(4.4)%

Consolidated net sales were lower by $50 million or 4% in the second quarter of 2008 compared to 2007 primarily due to softer sales at retail of our intimate apparel and a shift in timing by our largest retail customers of back-to-school programs from June to July in 2008. Our Innerwear, Outerwear, Hosiery and Other segment net sales were lower by $55 million (8%), $3 million (1%), $2 million (3%) and $13 million (76%), respectively, and were partially offset by higher net sales in our International segment of $22 million (20%). Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, softness in the retail environment can impact our results in the short-term, as it did in the first half of 2008. Sales to our retail customers during the first half of 2008 were reflective of a difficult economic and retail environment in which the ultimate consumers of our products have been limiting their discretionary spending and visiting retail stores less frequently.

The lower net sales in the Innerwear segment were primarily due to a decline in the intimate apparel, socks and kids’ underwear product categories. Total intimate apparel net sales were $35 million lower this quarter compared to last year. We believe there have been softer sales at retail of our intimate apparel product category primarily in our Hanes and secondary brands (Just My Size, barely there and Wonderbra) and private label brands. In the second quarter of 2008 compared to 2007 net sales in our Bali brand intimate apparel were flat and net sales in our Playtex brand intimate apparel were $5 million higher. In addition, we exited a license arrangement for a boys’ character underwear program in 2008 which accounted for $4 million of the overall decrease in net sales. We believe a large portion of the net sales decline this quarter is related to a shift in timing by our largest retail customers of back-to-school programs from June to July in 2008. The amount of our back-to-school shipments that shifted from June to July 2008 was approximately $25 million.

The decline in net sales for our Other segment is primarily due to the continued vertical integration of a yarn and fabric operation acquisition from 2006 with less focus on sales of nonfinished fabric and yarn to third parties which we expect to continue the remainder of this year.

Net sales of Champion activewear were higher in the second quarter of 2008 compared to 2007, which mostly offset lower sales in our casualwear product categories. Net sales in the Hosiery segment were only slightly lower primarily due to lower sales of our Hanes brand to national chains and department stores in the second quarter of 2008 compared to last year. Although the decline has slowed in recent years, we expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

The lower overall net sales were partially offset by higher net sales in the International segment that were driven by a favorable impact of $13 million related to foreign currency exchange rates and by the growth in the European casualwear business. The favorable impact was primarily due to the strengthening of the Euro, Japanese yen, Canadian dollar and Brazilian real.

Gross Profit

	Quarter Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Gross profit	$380,956	$380,357	$599	0.2%

As a percent of net sales, our gross profit percentage was 35.5% in the second quarter of 2008 compared to 33.9% in 2007. The higher gross profit percentage was primarily due to $13 million of savings from our cost reduction initiatives and prior restructuring actions, lower accelerated depreciation of $8 million, lower sales incentives of $7 million and a favorable impact related to foreign currency exchange rates of $5 million. The favorable foreign currency exchange rate impact in our International segment was primarily due to the strengthening of the Euro, Japanese yen, Canadian dollar and Brazilian real.

These lower costs were primarily offset by lower sales volume of $24 million, slightly higher production costs of $3 million and higher freight costs of $2 million.

Our per pound cotton costs were $3 million higher in the second quarter of 2008 as compared to 2007. The cotton prices reflected in our results were 63 cents per pound in the second quarter of 2008 as compared to 58 cents per pound in 2007. After taking into consideration the cotton costs currently included in inventory, we expect our cost of cotton to average 66 cents per pound for the full year 2008.

Selling, General and Administrative Expenses

	Quarter Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$266,427	$266,017	$410	0.2%

Our selling, general and administrative expenses were flat in the second quarter of 2008 compared to 2007. Our cost reduction efforts resulted in lower expenses in the second quarter of 2008 compared to 2007 related to $5 million of savings from our prior restructuring actions primarily for compensation and related benefits, lower media related media, advertising and promotion expenses (“MAP”) of $4 million and $4 million of lower pension expense. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

The above lower expenses were offset by higher distribution expenses of $4 million, $4 million of higher technology consulting and related expenses and $2 million of higher computer software amortization expense in the second quarter of 2008 compared to 2007. Approximately half of the higher distribution expenses in the second quarter of 2008 compared to 2007 were postage and freight related and the other half related to rework expenses in our distribution centers. In addition, we incurred $2 million in amortization of gain on curtailment of postretirement benefits in the second quarter of 2007 which did not recur in 2008.

Our cost reduction efforts have allowed us to offset investments in our strategic initiatives which were $4 million lower in the second quarter of 2008 compared to 2007 for media related MAP expenses and technology consulting expenses.

Restructuring

	Quarter Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Restructuring	$1,442	$26,225	$(24,783)	(94.5)%

During the second quarter of 2008, we approved actions to close two distribution centers and eliminate approximately 200 positions in the United States during the next twelve months. This capacity will be relocated to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. We recorded a charge of $2 million primarily attributable to employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group. In connection with our consolidation and globalization strategy, in the second quarters of 2008 and 2007, we recognized non-cash charges of $5 million and $12 million, respectively, in the “Cost of sales” line and non-cash charges of $1 million in the “Selling, general and administrative expenses” line in the second quarter of each of 2008 and 2007 related to accelerated depreciation of buildings and equipment for facilities that have been closed or will be closed.

During the second quarter of 2007, we incurred $26 million in restructuring charges which primarily related to employee termination and other benefits associated with previously approved actions for plant closures and the elimination of certain management and administrative positions.

These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.

Operating Profit

	Quarter Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Operating profit	$113,087	$88,115	$24,972	28.3%

Operating profit was higher in the second quarter of 2008 primarily as a result of lower restructuring charges for facility closures of $25 million. Our ability to control costs and execute our consolidation and globalization strategy in addition to incurring lower investments in our strategic initiatives of $4 million offset higher costs in other areas.

Other Expenses

	Quarter Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Other expenses	$—	$551	$(551)	NM

During the second quarter of 2007, we recognized a loss on early extinguishment of debt related to unamortized debt issuance costs on our senior secured credit facility for the prepayment of $50 million of principal in June 2007.

Interest Expense, net

	Quarter Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$37,635	$51,230	$(13,595)	(26.5)%

Interest expense, net was lower by $14 million in the second quarter of 2008 compared to 2007. The lower interest expense is primarily attributable to a lower weighted average interest rate, $10 million of which resulted from a lower LIBOR and $1 million of which resulted from reduced interest rates achieved through changes in our financing structure such as our accounts receivable securitization that we entered into in November 2007. In addition, interest expense was reduced by $3 million as a result of our net prepayments of long-term debt during 2007 of $178 million. Our weighted average interest rate on our outstanding debt was 6.02% during the second quarter of 2008 compared to 7.86% in 2007.

Income Tax Expense

	Quarter Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Income tax expense	$18,108	$10,900	$7,208	66.1%

Our estimated annual effective income tax rate was 24% in the second quarter of 2008 compared to 30% in 2007. The higher income tax expense is attributable primarily to higher pre-tax income partially offset by a lower effective income tax rate. The lower effective income tax rate is primarily attributable to higher unremitted earnings from foreign subsidiaries in the second quarter of 2008 taxed at rates less than the U.S. statutory rate. Our estimated annual effective tax rate is reflective of our strategic initiative to make substantial capital investments outside the United States in our global supply chain in 2008.

Net Income

	Quarter Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net income	$57,344	$25,434	$31,910	125.5%

Net income for the second quarter of 2008 was higher than 2007 primarily due to higher gross profit from cost reduction efforts, lower restructuring charges, lower interest expense and a lower effective income tax rate.

Operating Results by Business Segment — Second Quarter Ended June 28, 2008 Compared with Second Quarter Ended June 30, 2007

	Quarter Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$636,335	$691,504	$(55,169)	(8.0)%
Outerwear	260,137	263,596	(3,459)	(1.3)
Hosiery	49,734	51,402	(1,668)	(3.2)
International	130,903	109,001	21,902	20.1
Other	4,174	17,644	(13,470)	(76.3)

Total segment net sales	1,081,283	1,133,147	(51,864)	(4.6)
Intersegment	(9,112)	(11,240)	(2,128)	(18.9)

Total net sales	$1,072,171	$1,121,907	$(49,736)	(4.4)%
Segment operating profit:
Innerwear	$79,942	$104,680	$(24,738)	(23.6)%
Outerwear	19,927	12,302	7,625	62.0
Hosiery	15,742	14,134	1,608	11.4
International	18,848	16,927	1,921	11.3
Other	830	1,064	(234)	(22.0)

Total segment operating profit	$135,289	$149,107	$(13,818)	(9.3)%
Items not included in segment operating profit:
General corporate expenses	$(12,584)	$(19,892)	$(7,308)	(36.7)%
Amortization of trademarks and other intangibles	(2,965)	(1,514)	1,451	95.8
Restructuring	(1,442)	(26,225)	(24,783)	(94.5)
Accelerated depreciation included in cost of sales	(4,633)	(12,413)	(7,780)	(62.7)
Accelerated depreciation included in selling, general and administrative expenses	(578)	(948)	(370)	(39.0)

Total operating profit	113,087	88,115	24,972	28.3
Other expenses	—	(551)	(551)	NM
Interest expense, net	(37,635)	(51,230)	(13,595)	(26.5)

Income before income tax expense	$75,452	$36,334	$39,118	107.7%

Innerwear

	Quarter Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$636,335	$691,504	$(55,169)	(8.0)%
Segment operating profit	79,942	104,680	(24,738)	(23.6)

Overall net sales in the Innerwear segment were lower by $55 million or 8% in the second quarter of 2008 compared to 2007. The lower net sales were primarily due to a decline in sales of intimate apparel, socks and kids’ underwear product categories. We experienced softer sales at retail which resulted in lower Hanes brand intimate apparel sales of $22 million, lower intimate apparel sales in our secondary brands (Just My Size, barely there and Wonderbra) of $14 million and lower sales of private label brands of $4 million. In the second quarter of 2008 compared to 2007 net sales in our Bali brand intimate apparel were flat and net sales in our Playtex brand intimate apparel were $5 million higher. In addition, we experienced lower Hanes brand kids’ underwear sales of $9 million, lower Hanes brand sock sales of $5 million and Hanes brand sleepwear sales of $2 million. We exited a license arrangement for a boys’ character underwear program in 2008 which accounted for $4 million of the overall decrease in the Hanes kids’ underwear sales. We believe the net sales decline this quarter, including some of the declines noted above, was impacted by a shift in timing by our largest retail customers of back-to-school programs from June to July in 2008. The amount of our back-to-school shipments that shifted from June to July 2008 was approximately $25 million.

As a percent of segment net sales, gross profit percentage in the Innerwear segment was 38.8% in the second quarter of 2008 compared to 38.6% in 2007. While the gross profit percentage was higher, gross profit dollars were lower for the second quarter of 2008 compared to 2007 as a result of lower net sales. The lower gross profit is primarily attributable to lower sales volume of $22 million, unfavorable product sales mix of $8 million, higher production costs of $4 million, lower product sales pricing of $2 million and higher cotton costs of $1 million. These factors were partially offset by savings from our cost reduction initiatives and prior restructuring actions of $10 million and lower sales incentives of $7 million.

The lower Innerwear segment operating profit in the second quarter of 2008 compared to 2007 is primarily attributable to lower gross profit on lower sales volume, higher distribution expenses of $3 million, higher technology consulting and related expenses of $3 million and higher non-media related MAP expenses of $1 million partially offset by savings from prior restructuring actions of $4 million. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the second quarter of 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was flat in the second quarter of 2008 compared to 2007.

Outerwear

	Quarter Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$260,137	$263,596	$(3,459)	(1.3)%
Segment operating profit	19,927	12,302	7,625	62.0

Net sales in the Outerwear segment were slightly lower by $3 million or 1% in the second quarter of 2008 compared to 2007 primarily as a result of lower net sales of retail casualwear of $6 million and lower net sales through our embellishment channel of $4 million, primarily in promotional t-shirts, offset by higher fleece sales. These decreases were mostly offset by higher net sales of Champion brand activewear of $9 million.

As a percent of segment net sales, gross profit percentage in the Outerwear segment was 25.0% in the second quarter of 2008 compared to 22.1% in 2007. The higher gross profit is primarily attributable to favorable product sales mix of $6 million, savings from our cost reduction initiatives and prior restructuring actions of $2 million, higher product sales pricing of $2 million and lower production costs of $2 million partially offset by higher cotton costs of $2 million and higher excess and obsolete inventory costs of $2 million.

The higher Outerwear segment operating profit in the second quarter of 2008 compared to 2007 is primarily attributable to higher gross profit and lower MAP expenses of $3 million and savings from our cost reduction initiatives and prior restructuring actions of $2 million partially offset by higher distribution expenses of $1 million, higher technology consulting and related expenses of $1 million, higher non-media related MAP expenses of $1 million and $2 million of higher spending in numerous areas. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the second quarter of 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was flat in the second quarter of 2008 compared to 2007.

Hosiery

	Quarter Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$49,734	$51,402	$(1,668)	(3.2)%
Segment operating profit	15,742	14,134	1,608	11.4

Net sales in the Hosiery segment were slightly lower by $2 million or 3% in the second quarter of 2008 compared to 2007 primarily due to lower sales of the Hanes brand to national chains and department stores. Although the decline has slowed in recent years, we expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

As a percent of segment net sales, gross profit percentage was 48.9% in the second quarter of 2008 compared to 48.6% in 2007 primarily due to savings from our cost reduction initiatives and prior restructuring actions of $1 million and lower excess and obsolete inventory costs of $1 million. These lower expenses were partially offset by higher production costs of $1 million and lower sales volume of $1 million.

Hosiery segment operating profit was higher in the second quarter of 2008 compared to 2007 primarily due to lower non-media related MAP expenses of $1 million and lower distribution expenses of $1 million. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the second quarter of 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was flat in the second quarter of 2008 compared to 2007.

International

	Quarter Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$130,903	$109,001	$21,902	20.1%
Segment operating profit	18,848	16,927	1,921	11.3

Overall net sales in the International segment were higher by $22 million or 20% in the second quarter of 2008 compared to 2007. During the second quarter of 2008 we experienced higher net sales, in each case including the impact of foreign currency, in Europe of $10 million, Asia of $6 million, Canada of $4 million and Latin America of $4 million. The growth in our European casualwear business was driven by the strength of the Stedman brand that is sold in the embellishment channel. Changes in foreign currency exchange rates had a favorable impact on net sales of $13 million in the second quarter of 2008 compared to 2007. The favorable impact was primarily due to the strengthening of the Euro, Japanese yen, Canadian dollar and Brazilian real.

As a percent of segment net sales, gross profit percentage was 40.2% in the second quarter of 2008 compared to 42.9% in 2007. While the gross profit percentage was lower, gross profit dollars were higher for the second quarter of 2008 compared to 2007 as the result of higher net sales. The higher gross profit was primarily attributable to a favorable impact related to foreign currency exchange rates of $5 million and lower excess and obsolete inventory costs of $2 million partially offset by higher sales incentives of $1 million.

The higher International segment operating profit in the second quarter of 2008 compared to 2007 is primarily attributable to the higher gross profit partially offset by higher distribution expenses of $1 million and $2 million of higher spending in numerous areas. Changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on segment operating profit of $2 million in the second quarter of 2008 compared to 2007.

Other

	Quarter Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$4,174	$17,644	$(13,470)	(76.3)%
Segment operating profit	830	1,064	(234)	(22.0)

Overall lower net sales from our Other segment were primarily due to the continued vertical integration of a yarn and fabric operation acquisition from 2006 with less focus on sales of nonfinished fabric and yarn to third parties which we expect to continue the remainder of this year. Net sales in this segment are generated for the purpose of maintaining asset utilization at certain manufacturing facilities and generating break even margins.

General Corporate Expenses

General corporate expenses were lower in the second quarter of 2008 compared to 2007 primarily due to $6 million of higher net cost allocations to segments and $1 million of higher capital gains.

Condensed Consolidated Results of Operations — Six Months Ended June 28, 2008 Compared with Six Months Ended June 30, 2007

	Six Months Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$2,060,018	$2,161,801	$(101,783)	(4.7)%
Cost of sales	1,334,098	1,441,765	(107,667)	(7.5)

Gross profit	725,920	720,036	5,884	0.8
Selling, general and administrative expenses	521,039	520,584	455	0.1
Restructuring	4,000	42,471	(38,471)	(90.6)

Operating profit	200,881	156,981	43,900	28.0
Other expenses	—	551	(551)	NM
Interest expense, net	78,029	102,947	(24,918)	(24.2)

Income before income tax expense	122,852	53,483	69,369	129.7
Income tax expense	29,484	16,045	13,439	83.8

Net income	$93,368	$37,438	$55,930	149.4%

Net Sales

	Six Months Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$2,060,018	$2,161,801	$(101,783)	(4.7)%

Consolidated net sales were lower by $102 million or 5% in the six months of 2008 compared to 2007 primarily due to softer sales at retail of our intimate apparel and a shift in timing by our largest retail customers of back-to-school programs from June to July in 2008. Our Innerwear, Outerwear, Hosiery and Other segment net sales were lower by $102 million (8%), $15 million (3%), $9 million (7%) and $18 million (54%), respectively, and were partially offset by higher net sales in our International segment of $36 million (18%) and lower intersegment sales eliminations of $6 million. Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, softness in the retail environment can impact our results in the short-term, as it did in the six months of 2008. Sales to our retail customers during the six months of 2008 were reflective of a difficult economic and retail environment in which the ultimate consumers of our products have been limiting their discretionary spending and visiting retail stores less frequently.

The lower net sales in the Innerwear segment were primarily due to a decline in the intimate apparel, socks and underwear product categories. Total intimate apparel net sales were $53 million lower in the six months of 2008 compared to 2007. We believe there have been softer sales at retail of our intimate apparel product category primarily in our Hanes and secondary brands (Just My Size, barely there and Wonderbra) and private label brands. In the six months of 2008 compared to 2007, our Playtex brand intimate apparel net sales were higher by $5 million offset by lower Bali brand intimate apparel net sales of $4 million. In addition, we exited a license arrangement for a boys’ character underwear program in 2008 which accounted for $7 million of the overall decrease in net sales. We believe a large portion of the net sales decline in the six months of 2008 compared to 2007 is related to a shift in timing by our largest retail customers of back-to-school programs from June to July in 2008. The amount of our back-to-school shipments that shifted from June to July 2008 was approximately $25 million.

The decline in net sales for our Other segment is primarily due to the continued vertical integration of a yarn and fabric operation acquisition from 2006 with less focus on sales of nonfinished fabric and yarn to third parties which we expect to continue the remainder of this year.

Net sales of Champion activewear were higher the six months of 2008 compared to 2007, which mostly offset the lower sales in our casualwear product categories. Net sales in the Hosiery segment were lower primarily due to lower sales of our Hanes brand to national chains and department stores in the six months of 2008 compared to last year. Although the decline has slowed in recent years, we expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

The overall lower net sales were partially offset by higher net sales in the International segment that were driven by a favorable impact of $23 million related to foreign currency exchange rates and by the growth in the European casualwear business. The favorable impact was primarily due to the strengthening of the Euro, Canadian dollar, Japanese yen and Brazilian real.

Gross Profit

	Six Months Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Gross profit	$725,920	$720,036	$5,884	0.8%

As a percent of net sales, our gross profit percentage was 35.2% in the six months of 2008 compared to 33.3% in 2007. The higher gross profit percentage was primarily due to $24 million of savings from our cost reduction initiatives and prior restructuring actions, lower accelerated depreciation of $11 million, a $10 million favorable impact related to foreign currency exchange rates, $9 million of lower production costs and lower sales incentives of $5 million. The favorable foreign currency exchange rate impact in our International segment was primarily due to the strengthening of the Euro, Canadian dollar, Japanese yen and Brazilian real.

These lower costs were primarily offset by $43 million of lower sales volume, higher freight costs of $7 million, $2 million of unfavorable product sales mix and lower product sales pricing of $2 million.

Our per pound cotton costs were $1 million higher in the six months of 2008 as compared to 2007. The cotton prices reflected in our results were 58 cents per pound in the six months of 2008 as compared to 57 cents per pound in 2007. After taking into consideration the cotton costs currently included in inventory, we expect our cost of cotton to average 66 cents per pound for the full year 2008.

Selling, General and Administrative Expenses

	Six Months Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$521,039	$520,584	$455	0.1%

Our selling, general and administrative expenses were flat in the six months of 2008 compared to 2007. Our media related MAP expenses were higher in the six months of 2008 primarily to support the launch of Hanes No Ride Up Panties and marketing initiatives for Playtex. We experienced higher technology consulting and related expenses of $13 million, higher MAP expenses of $6 million, higher computer software amortization of $3 million and $3 million of higher distribution expenses in the six months of 2008 compared to 2007. In addition, we incurred $4 million in amortization of gain on curtailment of postretirement benefits in the six months of 2007 which did not recur in 2008.

The higher expenses were offset by $13 million of savings from our prior restructuring actions primarily for compensation and related benefits, $8 million of lower pension expense, $3 million of lower stock compensation expense, and $3 million of lower non-media related MAP expenses. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

Our cost reduction efforts have allowed us to offset higher investments in our strategic initiatives of higher MAP expenses of $6 million and higher technology consulting expenses of $9 million during the six months of 2008 compared to 2007.

Restructuring

	Six Months Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Restructuring	$4,000	$42,471	$(38,471)	(90.6)%

During the six month period in 2008, we approved actions to close two manufacturing facilities and two distribution centers and eliminate approximately 1,300 positions in Heredia, Costa Rica, Aguascalientes, Mexico and the United States during the next twelve months. The production capacity related to the manufacturing facilities will be relocated to lower cost locations in Asia and Central America. The distribution capacity will be relocated to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. We recorded a charge of $5 million primarily attributable to employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group. In connection with our consolidation and globalization strategy, in the six months in 2008 and 2007 we recognized non-cash charges of $7 million and $18 million, respectively, in the “Cost of sales” line and non-cash charges of $1 million in the “Selling, general and administrative expenses” line in the six months of each of 2008 and 2007 related to accelerated depreciation of buildings and equipment for facilities that have been closed or will be closed.

During the same six months of 2007, we incurred $42 million in restructuring charges which primarily related to a charge of $32 million related to employee termination and other benefits associated with previously approved actions for plant closures and the elimination of certain management and administrative positions and a $10 million charge for estimated lease termination costs associated with facility closures.

These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.

Operating Profit

	Six Months Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Operating profit	$200,881	$156,981	$43,900	28.0%

Operating profit was higher in the six months of 2008 by $44 million compared to 2007 primarily as a result of higher gross profit of $6 million and lower restructuring charges of $38 million. Our ability to control costs and execute our consolidation and globalization strategy has allowed us to offset higher investments in our strategic initiatives of $15 million during the six months of 2008 compared to 2007.

Other Expenses

	Six Months Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Other expenses	$—	$551	$(551)	NM

During the six months of 2007, we recognized a loss on early extinguishment of debt related to unamortized debt issuance costs on our senior secured credit facility for the prepayment of $50 million of principal in June 2007.

Interest Expense, Net

	Six Months Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$78,029	$102,947	$(24,918)	(24.2)%

Interest expense, net was lower by $25 million in the six months of 2008 compared to 2007. The lower interest expense is primarily attributable to a lower weighted average interest rate, $16 million of which resulted from a lower LIBOR and $3 million of which resulted from reduced interest rates achieved through changes in our financing structure such as the February 2007 amendment to our senior secured credit facility and our accounts receivable securitization that we entered into in November 2007. In addition, interest expense was reduced by $6 million as a result of our net prepayments of long-term debt during 2007 of $178 million. Our weighted average interest rate on our outstanding debt was 6.35% during the six months of 2008 compared to 7.87% in 2007.

Income Tax Expense

	Six Months Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Income tax expense	$29,484	$16,045	$13,439	83.8%

Our estimated annual effective income tax rate was 24% in the six months of 2008 compared to 30% in 2007. The higher income tax expense is attributable primarily to higher pre-tax income partially offset by a lower effective income tax rate. The lower effective income tax rate is primarily attributable to higher unremitted earnings from foreign subsidiaries in the six months of 2008 taxed at rates less than the U.S. statutory rate. Our estimated annual effective tax rate is reflective of our strategic initiative to make substantial capital investments outside the United States in our global supply chain in 2008.

Net Income

	Six Months Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net income	$93,368	$37,438	$55,930	149.4%

Net income for the six months of 2008 was higher than 2007 primarily due to higher gross profit from cost reduction efforts, lower restructuring charges, lower interest expense and a lower effective income tax rate.

Operating Results by Business Segment — Six Months Ended June 28, 2008 Compared with Six Months Ended June 30, 2007

	Six Months Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$1,180,065	$1,281,951	$(101,886)	(7.9)%
Outerwear	532,342	547,231	(14,889)	(2.7)
Hosiery	116,475	125,095	(8,620)	(6.9)
International	235,539	199,778	35,761	17.9
Other	15,295	33,042	(17,747)	(53.7)

Total segment net sales	2,079,716	2,187,097	(107,381)	(4.9)
Intersegment	(19,698)	(25,296)	(5,598)	(22.1)

Total net sales	$2,060,018	$2,161,801	$(101,783)	(4.7)%
Segment operating profit:
Innerwear	$133,617	$180,648	$(47,031)	(26.0)%
Outerwear	36,344	18,402	17,942	97.5
Hosiery	39,863	34,179	5,684	16.6
International	33,652	24,705	8,947	36.2
Other	(10)	289	(299)	(103.5)

Total segment operating profit	$243,466	$258,223	$(14,757)	(5.7)%
Items not included in segment operating profit:
General corporate expenses	$(24,535)	$(37,069)	$(12,534)	(33.8)%
Amortization of trademarks and other intangibles	(5,638)	(3,074)	2,564	83.4
Restructuring	(4,000)	(42,471)	(38,471)	(90.6)
Accelerated depreciation included in cost of sales	(7,191)	(17,680)	(10,489)	(59.3)
Accelerated depreciation included in selling, general and administrative expenses	(1,221)	(948)	273	28.8

Total operating profit	200,881	156,981	43,900	28.0
Other expenses	—	(551)	(551)	NM
Interest expense, net	(78,029)	(102,947)	(24,918)	(24.2)

Income before income tax expense	$122,852	$53,483	$69,369	129.7%

Innerwear

	Six Months Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$1,180,065	$1,281,951	$(101,886)	(7.9)%
Segment operating profit	133,617	180,648	(47,031)	(26.0)

Overall net sales in the Innerwear segment were lower by $102 million or 8% in the six months of 2008 compared to 2007. The lower net sales in the Innerwear segment were primarily due to a decline in sales of intimate apparel, underwear and sock product categories. We experienced softer sales at retail which resulted in lower intimate apparel sales in our secondary brands (Just My Size, barely there and Wonderbra) of $24 million, lower Hanes brand intimate apparel sales of $24 million and lower sales of private label brands of $8 million. In the six months of 2008 compared to 2007, our Playtex brand intimate apparel net sales were higher by $5 million offset by lower Bali brand intimate apparel net sales of $4 million. In addition, we experienced lower Hanes brand kids’ underwear sales of $15 million, lower Hanes brand men’s underwear sales of $9 million, lower Hanes brand sock sales of $8 million, lower Hanes sleepwear sales of $6 million and lower Champion brand sock sales of $5 million. We exited a license arrangement for a boys’ character underwear program in 2008 which accounted for $7 million of the overall decrease in the Hanes brand kids’ underwear sales. We believe the net sales decline during the six months of 2008, including some of the declines noted above, was impacted by a shift in timing by our largest retail customers of back-to-school programs from June to July in 2008. The amount of our back-to-school shipments that shifted from June to July 2008 was approximately $25 million.

As a percent of segment net sales, gross profit percentage in the Innerwear segment was 38.5% in the six months of 2008 compared to 38.6% in 2007. The lower gross profit dollars are attributable to lower sales volume of $37 million, unfavorable product sales mix of $17 million, higher freight costs of $6 million, higher production costs of $5 million, lower product sales pricing of $3 million and higher cotton costs of $1 million. These higher costs were offset by $17 million of savings from our cost reduction initiatives and prior restructuring actions, lower sales incentives of $7 million and lower excess and obsolete inventory costs of $5 million.

The lower Innerwear segment operating profit in the six months of 2008 compared to 2007 is primarily attributable to lower gross profit and higher MAP expenses of $9 million, higher technology consulting and related expenses of $7 million and higher distribution expenses of $2 million partially offset by savings from prior restructuring actions of $9 million. Our media related MAP expenses were higher in the six months of 2008 primarily to support the launch of Hanes No Ride Up Panties and marketing initiatives for Playtex. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the six months of 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was flat in the six months of 2008 compared to 2007.

Outerwear

	Six Months Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$532,342	$547,231	$(14,889)	(2.7)%
Segment operating profit	36,344	18,402	17,942	97.5

Net sales in the Outerwear segment were lower by $15 million or 3% in the six months of 2008 compared to 2007 primarily as a result of lower net sales of retail casualwear of $13 million and lower net sales through our embellishment channel of $11 million, primarily in promotional t-shirts, offset by higher fleece sales. These decreases were partially offset by higher net sales of Champion brand activewear of $11 million.

As a percent of segment net sales, gross profit percentage in the Outerwear segment was 24.4% in the six months of 2008 compared to 20.5% in 2007. The improvement in gross profit is primarily attributable to favorable product sales mix of $13 million, lower production costs of $12 million and savings from our cost reduction initiatives and prior restructuring actions of $5 million partially offset by higher excess and obsolete inventory costs of $6 million, lower sales volume of $3 million and higher sales incentives of $3 million.

The higher Outerwear segment operating profit in the six months of 2008 compared to 2007 is primarily attributable to higher gross profit and savings from our cost reduction initiatives and prior restructuring actions of $4 million and lower MAP expenses of $3 million partially offset by higher technology consulting and related expenses of $5 million and higher distribution expenses of $2 million. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the six months of 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was flat in the six months of 2008 compared to 2007.

Hosiery

	Six Months Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$116,475	$125,095	$(8,620)	(6.9)%
Segment operating profit	39,863	34,179	5,684	16.6

Net sales in the Hosiery segment were lower by $9 million or 7% in the six months of 2008 compared to 2007 primarily due to lower sales of the Hanes brand to national chains and department stores and the L’eggs brand to mass retailers and food and drug stores. Although the decline has slowed in recent years, we expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

As a percent of segment net sales, gross profit percentage was 51.3% in the six months of 2008 compared to 46.9% in 2007 primarily due to lower production costs of $2 million, savings from our cost reduction initiatives and prior restructuring actions of $2 million, lower sales incentives of $2 million and lower excess and obsolete inventory costs of $2 million partially offset by unfavorable product sales mix of $4 million and lower sales volume of $2 million.

Hosiery segment operating profit was higher in the six months of 2008 compared to 2007 primarily due to the higher gross profit, lower distribution expenses of $2 million, lower non-media related MAP expenses of $2 million and savings from our cost reduction initiatives and prior restructuring actions of $1 million. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the six months of 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was flat in the six months of 2008 compared to 2007.

International

	Six Months Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$235,539	$199,778	$35,761	17.9%
Segment operating profit	33,652	24,705	8,947	36.2

Overall net sales in the International segment were higher by $36 million or 18% in the six months of 2008 compared to 2007. During the six months of 2008, we experienced higher net sales, in each case including the impact of foreign currency, in Europe of $15 million, Canada of $9 million, Asia of $7 million and Latin America of $7 million. The growth in our European casualwear business was driven by the strength of the Stedman brand that is sold in the embellishment channel. Changes in foreign currency exchange rates had a favorable impact on net sales of $23 million in the six months of 2008 compared to 2007. The favorable impact was primarily due to the strengthening of the Euro, Canadian dollar, Japanese yen and Brazilian real.

As a percent of segment net sales, gross profit percentage was 41.3% in the six months of 2008 compared to 2007 at 42.0%. While the gross profit percentage was lower, gross profit dollars were higher for the six months of 2008 compared to 2007 as a result of higher sales and favorable exchange rates. The higher gross profit was primarily attributable to a favorable impact related to foreign currency exchange rates of $10 million and a favorable product sales mix of $4 million.

The higher International segment operating profit in the six months of 2008 compared to 2007 is primarily attributable to the higher gross profit partially offset by higher distribution expenses of $2 million and $2 million of slightly higher spending in numerous areas. Changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on segment operating profit of $4 million in the six months of 2008 compared to 2007.

Other

	Six Months Ended
	June 28,	June 30,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$15,295	$33,042	$(17,747)	(53.7)%
Segment operating profit	(10)	289	(299)	(103.5)

Overall lower net sales from our Other segment were primarily due to the continued vertical integration of a yarn and fabric operation acquisition from 2006 with less focus on sales of nonfinished fabric and yarn to third parties which we expect to continue the remainder of this year. Net sales in this segment are generated for the purpose of maintaining asset utilization at certain manufacturing facilities and generating break even margins.

General Corporate Expenses

General corporate expenses were lower in the six months of 2008 compared to 2007 primarily due to $5 million of higher net cost allocations to segments, $3 million of lower start-up and shut-down costs, $3 million of lower foreign exchange transaction gains and $2 million of higher capital gains.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are our cash generated by operations and availability under our revolving loan facility and our international loan facilities. At June 28, 2008, we have in excess of $598 million of liquidity, which consists of $438 million of borrowing availability under our undrawn $500 million revolving loan facility (after taking into account outstanding letters of credit), $97 million in cash and cash equivalents and $63 million of borrowing availability under our international loan facilities. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

We expect to be able to manage our working capital levels and capital expenditure amounts so as to maintain sufficient levels of liquidity. Depending on conditions in the capital markets and other factors, we will from time to time consider other financing transactions, the proceeds of which could be used to refinance current indebtedness or for other purposes. We continue to monitor the impact, if any, of the current conditions in the credit markets on our operations. Our access to financing at reasonable interest rates could become influenced by the economic and credit market environment. In May 2008, Standard & Poor’s Ratings Services raised its corporate credit rating for us to BB- from B+, and also raised our bank loan and unsecured debt ratings. Standard & Poor’s stated that the rating upgrade reflects our positive operating momentum as a stand-alone entity since our spin-off from Sara Lee Corporation (“Sara Lee”) in September 2006, and also stated that our credit protection measures and operating results have improved and are in line with Standard & Poor’s expectations. Standard & Poor’s also noted that management is on track in executing our strategies. Standard & Poor’s current outlook for us is “stable.”

The following has or is expected to impact liquidity:

•	we have principal and interest obligations under our long-term debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to add new manufacturing capacity in Central America, the Caribbean Basin and Asia;

•	we anticipate that we will decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly decrease our effective income tax rate; and

•	we expect to repurchase up to 10 million shares of our stock in the open market over the next few years, 2.0 million of which we have repurchased as of June 28, 2008.

Consolidation and Globalization Strategy

We expect to continue our restructuring efforts as we continue to execute our consolidation and globalization strategy. The implementation of these efforts, which are designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs and savings as well as higher inventory levels for a period of time. As further plans are developed and approved by management and in some cases our board of directors, we expect to recognize additional restructuring to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations.

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

Rising Input Costs and Inflation

Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. While we do enter into short-term supply agreements and hedges in an attempt to protect our business from the volatility of the market price of cotton, our business can be affected by dramatic movements in cotton prices, although cotton has historically represented only 6% of our cost of sales. Cotton prices were 58 cents per pound for the six months ended June 28, 2008 and 57 cents per pound for the six months ended June 30, 2007. Taking into consideration the cotton costs currently included in inventory, we expect our cost of cotton to average 66 cents per pound for the full year 2008. The price of cotton currently in our inventory has risen to the low 70 cents per pound range which is the price that will impact our operating results in the third and fourth quarters of 2008. The prices for the cotton crop grown this summer season, which will impact our operating results in 2009, have risen to the mid 70 cents per pound range. In addition, we continue to experience cost inflation with regards to other raw materials used in our products, such as dyes and chemicals, and increases in other costs, such as fuel, energy and utility costs.

Our ability to sell our products at competitive prices is subject to certain economic factors, some of which are beyond our control. Inflation could have a material adverse effect on our business and results of operations, especially given the constraints on our ability to pass on incremental costs due to price increases or other factors. A sustained trend of significantly increased inflationary pressure could have a material adverse effect on our business and results of operations. Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. In this regard, a significant portion of our products are manufactured in other countries and a further decline in the value of the U.S. dollar may result in higher manufacturing costs. Similarly the cost of the materials that are used in our manufacturing process, such as cotton, are increasing as a result of inflation and other factors. In addition, inflation often is accompanied by higher interest rates, which could have a negative impact on spending, in which case our margins could decrease. Moreover, increases in inflation may not be matched by rises in income, which also could have a negative impact on spending. If we incur increased costs that are unable to recoup, or if consumer spending decreases generally, our business, results of operations, financial condition and cash flows may be adversely affected.

Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, electricity power rates, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. For example, we are now starting to experience increased inflationary pressure on our product costs. The increase in our product costs may not be offset by comparable rises in the income of consumers of our products. These consumers may choose to purchase fewer of our products or lower-priced products of our competitors in response to higher prices for our products. If this occurs, or if unfavorable economic conditions continue to challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.

Pension Plans

Our U.S. qualified pension plans are currently approximately 92% funded which should result in minimal pension funding requirements in the future. Due to the current funded status of the plans, we are not required to make any mandatory contributions to our pension plans in 2008.

Consolidated Cash Flows

The information presented below regarding the sources and uses of our cash flows for the six months ended June 28, 2008 and June 30, 2007 was derived from our consolidated financial statements.

	Six Months Ended
	June 28,	June 30,
	2008	2007
	(dollars in thousands)

Operating activities	$(49,962)	$101,558
Investing activities	(74,020)	(11,485)
Financing activities	45,533	(70,704)
Effect of changes in foreign currency exchange rates on cash	1,131	1,051

Increase (decrease) in cash and cash equivalents	$(77,318)	$20,420
Cash and cash equivalents at beginning of year	174,236	155,973

Cash and cash equivalents at end of period	$96,918	$176,393

Operating Activities

 Net cash used in operating activities was $50 million in the six months of 2008 compared to cash provided by operating activities of $102 million in 2007. The net change in cash from operating activities of $152 million for the six months of 2008 compared to 2007 is attributable to the higher uses of our working capital which was primarily driven by changes in inventory and accrued liabilities offset by accounts receivable and accounts payable. Inventory grew $221 million from December 2007 primarily due to increases in levels to service our business over the next eighteen months as we execute our consolidation and globalization strategy and to build for back-to-school programs, as well as a shift in timing by our largest retail customers of back-to-school programs from June to July 2008, all of which had a combined impact of approximately $159 million. In addition, cost increases for inputs such as cotton, oil, freight and currency were approximately $47 million. We continually monitor our inventory levels to best balance current supply and demand with potential future demand that typically surges when consumers no longer postpone purchases in our product categories.

Investing Activities

Net cash used in investing activities was $74 million in the six months of 2008 compared to $12 million in 2007. The higher net cash used in investing activities of $62 million for the six months of 2008 compared to 2007 was primarily the result of higher capital expenditures and an acquisition of a sewing operation in Thailand. During the six month period in 2008 capital expenditures were $74 million as we continue to build out our textile and sewing network in Central America and Asia and invest in our technology strategic initiatives. Also, we received cash proceeds from sales of assets of $10 million, primarily from dispositions of plant and equipment associated with our restructuring initiatives.

Financing Activities

Net cash provided by financing activities was $46 million in the six months of 2008 compared to cash used in financing activities of $71 million in 2007. The higher net cash provided by financing activities of $117 million for the six months of 2008 compared to 2007 was primarily the result of higher net borrowings on notes payable of $39 million, the prepayment of $50 million of principal under our senior secured credit facility in 2007, the receipt from Sara Lee of $18 million in cash and lower stock repurchases of $5 million.

Cash and Cash Equivalents

As of June 28, 2008 and December 29, 2007, cash and cash equivalents were $97 million and $174 million, respectively. The lower cash and cash equivalents as of June 28, 2008 was primarily the result of net capital expenditures of $64 million, $11 million of stock repurchases, the acquisition of a sewing operation in Thailand for $10 million and $49 million related to other uses of working capital partially offset by $39 million of net borrowings on notes payable and the receipt from Sara Lee of $18 million in cash.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 29, 2007. There have been no material changes during the six months ended June 28, 2008 in these policies.

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on December 30, 2007. The FASB approved a one-year deferral of the adoption of SFAS 157 as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, as a result of which implementation by us is now required on January 4, 2009. The partial adoption of SFAS 157 in the first quarter ended March 29, 2008 had no material impact on our financial condition, results of operations or cash flows, but resulted in certain additional disclosures reflected in Note 9 of the Condensed Consolidated Financial Statements. We are in the process of evaluating the impact of SFAS 157 as it relates to our non-financial assets and liabilities.

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

As of June 28, 2008, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of our derivative instruments related to interest rates, foreign exchange rates and cotton. The fair values of cotton derivatives are determined based on quoted prices in public markets and are categorized as Level 1. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. We do not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the six months ended June 28, 2008. There were no changes to our valuation technique used to measure asset and liability fair values on a recurring basis.

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

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements of FASB Statement No. 133 about an entity’s derivative instruments and hedging activities to include more detailed qualitative disclosures and expanded quantitative disclosures. The provisions of SFAS 161 are effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact that SFAS 161 will have on our results of operations and financial position.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements presented in conformity with GAAP. This statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 will not have a material impact on our results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are required under our senior secured credit facility and our second lien credit facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. At June 28, 2008, we have outstanding hedging arrangements whereby we capped the interest rate on $950 million of our floating rate debt at 5.75%. We also entered into interest rate swaps tied to the 3-month and 6-month LIBOR rates whereby we fixed the interest rate on an aggregate of $600 million of our floating rate debt. Approximately 67% of our total debt outstanding at June 28, 2008 is at a fixed or capped rate. Due to the recent significant changes in the credit markets, the fair values of our interest rate hedging instruments have increased approximately $14.4 million and decreased $0.5 million during the quarter and six months ended June 28, 2008, respectively. This activity has been deferred into Accumulated Other Comprehensive Loss in our Condensed Consolidated Balance Sheet until the hedged transactions impact our earnings. Subsequent to June 28, 2008, we entered into an interest rate swap with a notional amount of $500 million, as a result of which the interest rate on our floating rate senior notes has been fixed at 7.64% for a 4-year term. In connection with this transaction, we terminated an interest rate cap with a notional amount of $250 million with an interest rate of 5.75%.

Cotton is the primary raw material we use to manufacture many of our products. While we attempt to protect our business from the volatility of the market price of cotton through short-term supply agreements and hedges, our business can be adversely affected by dramatic movements in cotton prices. The price of cotton has recently exceeded its historical trading range of 30 to 70 cents per pound. The price of cotton currently in our inventory has risen to the low 70 cents per pound range which is the price that will impact our operating results in the third and fourth quarters of 2008. Additionally, the prices for the cotton crop grown this summer season, which will impact our operating results in 2009, have risen to the mid 70 cents per pound range. The ultimate effect of these pricing levels on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

During the second quarter ended June 28, 2008, in connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the following changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting. We migrated certain of our businesses to the order-to-cash module of SAP, an enterprise resource planning system. As this system’s full capabilities are utilized, we expect it to further enhance our internal control environment by automating manual processes, improving management visibility and standardizing processes. This conversion to a new system required changes in internal controls. Testing of the controls related to the new module is ongoing and is included in the scope of management’s assessment of its internal controls over financial reporting for 2008.

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

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Hanesbrands during the second quarter ended June 28, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May Yet
	Total Number of		as Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased	Paid per Share	Programs(1)	Programs(1)

03/30/08 — 05/03/08	—	$—	—	8,052,026
05/04/08 — 05/31/08	—	—	—	8,052,026
06/01/08 — 06/28/08	90,500	28.51	90,500	7,961,526

Total	90,500	$28.51	90,500	7,961,526

(1)	These repurchases were made pursuant to the repurchase program that was approved by our board of directors in January 2007 and announced in February 2007, which authorizes us to purchase up to 10 million shares of our common stock from time to time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Stockholders (the “Annual Meeting”) was held on April 22, 2008 in New York, New York. A total of 78,798,990 shares of our common stock (83.79% of all shares entitled to vote at the Annual Meeting) were represented at the Annual Meeting, in person or by proxy. Our stockholders were asked to elect nine directors, and all nominees were elected, as indicated by the following voting tabulation:

Name of Nominee	For	Withheld

Lee A. Chaden	78,002,100	796,890
Charles W. Coker	78,176,467	622,523
Bobby J. Griffin	78,530,237	268,753
James C. Johnson	77.956,187	842,803
Jessica T. Mathews	78,323,600	566,390
J. Patrick Mulcahy	78,523,014	275,976
Richard A. Noll	78,500,570	298,420
Alice M. Peterson	78,248,679	550,311
Andrew J. Schindler	77,929,179	869,811

Our stockholders were asked to approve the Hanesbrands Inc. Omnibus Incentive Plan of 2006. Of the total votes cast, 56,580,776 votes were cast for the proposal and 6,094,814 votes were cast against the proposal, and there were 549,350 abstentions and 15,574,050 broker non-votes.

Our stockholders were also asked to approve the Hanesbrands Inc. Performance-Based Annual Incentive Plan. Of the total votes cast, 59,785,939 votes were cast for the proposal and 2,890,743 votes were cast against the proposal, and there were 537,558 abstentions and 15,584,750 broker non-votes.

Our stockholders were also asked to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our 2008 fiscal year. Of the total votes cast, 78,542,490 votes were cast for the proposal, 125,460 votes were cast against the proposal, and there were 131,040 abstentions.

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
E. Lee Wyatt Jr.
Executive Vice President,
Chief Financial Officer

Date: August 1, 2008

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