Form 10-Q
period 2008-09-27
Hanesbrands Inc.
filed 2008-10-31
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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

As of October 29, 2008, there were 93,480,321 shares of the registrant’s common stock outstanding.

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

HANESBRANDS

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net sales	$1,153,635	$1,153,606	$3,213,653	$3,315,407
Cost of sales	811,851	792,587	2,145,949	2,234,352

Gross profit	341,784	361,019	1,067,704	1,081,055
Selling, general and administrative expenses	255,228	253,233	776,267	773,817
Restructuring	28,355	2,062	32,355	44,533

Operating profit	58,201	105,724	259,082	262,705
Other expenses	—	889	—	1,440
Interest expense, net	37,253	49,270	115,282	152,217

Income before income tax expense	20,948	55,565	143,800	109,048
Income tax expense	5,028	16,669	34,512	32,714

Net income	$15,920	$38,896	$109,288	$76,334

Earnings per share:
Basic	$0.17	$0.41	$1.16	$0.79
Diluted	$0.17	$0.40	$1.14	$0.79
Weighted average shares outstanding:
Basic	93,992	95,664	94,283	96,100
Diluted	95,018	96,615	95,483	96,682

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 27,	December 29,
	2008	2007

Assets
Cash and cash equivalents	$86,212	$174,236
Trade accounts receivable, less allowances of $23,951 at September 27, 2008 and $31,642 at December 29, 2007	562,937	575,069
Inventories	1,359,008	1,117,052
Deferred tax assets and other current assets	244,224	227,977

Total current assets	2,252,381	2,094,334

Property, net	562,963	534,286
Trademarks and other identifiable intangibles, net	155,879	151,266
Goodwill	318,112	310,425
Deferred tax assets and other noncurrent assets	338,303	349,172

Total assets	$3,627,638	$3,439,483

Liabilities and Stockholders’ Equity
Accounts payable	$322,824	$289,166
Accrued liabilities	377,232	380,239
Notes payable	71,528	19,577

Total current liabilities	771,584	688,982

Long-term debt	2,315,250	2,315,250
Other noncurrent liabilities	159,870	146,347

Total liabilities	3,246,704	3,150,579

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value) Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value) Issued and outstanding — 93,355,527 at September 27, 2008 and 95,232,478 at December 29, 2007	934	954
Additional paid-in capital	222,338	199,019
Retained earnings	199,641	117,849
Accumulated other comprehensive loss	(41,979)	(28,918)

Total stockholders’ equity	380,934	288,904

Total liabilities and stockholders’ equity	$3,627,638	$3,439,483

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 27,	September 29,
	2008	2007

Operating activities:
Net income	$109,288	$76,334
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	68,930	95,405
Amortization of intangibles	8,683	4,516
Restructuring	(5,591)	(3,446)
Losses on early extinguishment of debt	—	1,440
Amortization of debt issuance costs	4,523	4,937
Stock compensation expense	23,052	27,141
Deferred taxes and other	(6,329)	(12,351)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	11,565	(109,494)
Inventories	(242,711)	38,121
Other assets	(17,068)	23,539
Accounts payable	32,808	67,954
Accrued liabilities	(5,771)	21,747

Net cash (used in) provided by operating activities	(18,621)	235,843

Investing activities:
Purchases of property, plant and equipment	(123,319)	(45,387)
Acquisition of business	(10,011)	(17,380)
Proceeds from sales of assets	24,329	13,022
Other	(643)	(575)

Net cash used in investing activities	(109,644)	(50,320)

Financing activities:
Principal payments on capital lease obligations	(707)	(914)
Borrowings on notes payable	316,958	29,969
Repayments on notes payable	(265,195)	(26,845)
Cost of debt issuance	(69)	(2,533)
Borrowings on revolving loan facility	524,000	—
Repayments on revolving loan facility	(524,000)	—
Repayments of debt under credit facilities	—	(128,125)
Decrease in bank overdraft	—	(834)
Proceeds from stock options exercised	2,200	5,464
Stock repurchases	(30,275)	(44,473)
Borrowings on accounts receivable securitization	20,944	—
Repayments on accounts receivable securitization	(20,944)	—
Transaction with Sara Lee Corporation	18,000	—
Other	(136)	552

Net cash provided by (used in) financing activities	40,776	(167,739)

Effect of changes in foreign exchange rates on cash	(535)	2,620

(Decrease) increase in cash and cash equivalents	(88,024)	20,404
Cash and cash equivalents at beginning of year	174,236	155,973

Cash and cash equivalents at end of period	$86,212	$176,377

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

During the second quarter ended June 28, 2008, the Company acquired a sewing operation in Thailand, resulting in approximately $3,600 of additional goodwill. The Company also added two sewing facilities in Vietnam during the second quarter ended June 28, 2008.

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

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements of FASB Statement No. 133 about an entity’s derivative instruments and hedging activities to include more detailed qualitative disclosures and expanded quantitative disclosures. The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 will not have a material impact on the Company’s results of operations.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(3)	Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the third quarters and nine months ended September 27, 2008 and September 29, 2007. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock. The reconciliation of basic to diluted weighted average shares for the third quarters and nine months ended September 27, 2008 and September 29, 2007 is as follows:

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Basic weighted average shares	93,992	95,664	94,283	96,100
Effect of potentially dilutive securities:
Stock options	151	346	383	221
Restricted stock units	871	603	812	361
Employee stock purchase plan	4	2	5	—

Diluted weighted average shares	95,018	96,615	95,483	96,682

Options to purchase 2,454 and 1,458 shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the third quarter and nine months ended September 27, 2008, respectively.

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

During the first quarter ended March 29, 2008, the Company granted 540 restricted stock units (“RSUs”) pursuant to the Omnibus Plan with a grant date fair value of $25.10 which was the closing price of Hanesbrands’ stock on the date of grant. During the third quarter ended September 27, 2008, the Company

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

granted 10 RSUs pursuant to the Omnibus Plan with a grant date fair value of $21.44 which was the closing price of Hanesbrands’ stock on the date of grant. Upon the achievement of defined service conditions, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. All RSUs vest solely upon continued future service to the Company. Share-based compensation expense for these awards is recognized over the period during which the grantees provide the requisite service to the Company.

During the third quarter and nine months ended September 27, 2008, 35 and 93 shares, respectively, were purchased under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (the “ESPP”) by eligible employees. During the third quarter and nine months ended September 29, 2007, 33 and 46 shares, respectively, were purchased under the ESPP by eligible employees. The Company had 2,271 shares of common stock available for issuance under the ESPP as of September 27, 2008.

(5)	Restructuring

Since becoming an independent company, the Company has undertaken a variety of restructuring efforts in connection with its consolidation and globalization strategy designed to improve operating efficiencies and lower costs. As a result of these efforts, the Company expects to incur approximately $250,000 in restructuring and related charges over the three year period following the spin off from Sara Lee on September 5, 2006, of which approximately half is expected to be noncash. As of September 27, 2008, the Company has recognized approximately $173,000 in restructuring and related charges related to these efforts since September 5, 2006. Of these charges, approximately $70,000 relates to accelerated depreciation of buildings and equipment for facilities that have been or will be closed, approximately $68,000 relates to employee termination and other benefits, approximately $21,000 relates to lease termination and other costs and approximately $14,000 relates to write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate. Accelerated depreciation related to the Company’s manufacturing facilities and distribution centers that have been or will be closed is reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statements of Income. The write-offs of stranded raw materials and work in process inventory are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income.

The impact of restructuring efforts on income before income tax expense is summarized as follows:

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Restructuring programs:
Year ended January 3, 2009 restructuring actions	$46,633	$—	$52,069	$—
Year ended December 29, 2007 restructuring actions	691	15,786	7,719	64,838
Six months ended December 30, 2006 restructuring actions	(3,430)	(922)	(3,417)	11,677
Year ended July 1, 2006 and prior restructuring actions	12	(51)	(53)	(603)

Decrease in income before income tax expense	$43,906	$14,813	$56,318	$75,912

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The following table illustrates where the costs associated with these actions are recognized in the Condensed Consolidated Statements of Income:

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Cost of sales	$18,038	$11,802	$25,229	$29,482
Selling, general and administrative expenses	(2,487)	949	(1,266)	1,897
Restructuring	28,355	2,062	32,355	44,533

Decrease in income before income tax expense	$43,906	$14,813	$56,318	$75,912

Components of the restructuring actions are as follows:

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Accelerated depreciation	$1,524	$12,565	$9,936	$31,193
Employee termination and other benefits	21,283	1,533	25,203	33,636
Inventory write-offs	14,027	186	14,027	186
Noncancelable lease and other contractual obligations	7,072	529	7,152	10,897

	$43,906	$14,813	$56,318	$75,912

Rollforward of accrued restructuring is as follows:

Nine Months Ended
September 27,
2008

Beginning accrual	$23,350
Restructuring expenses	36,636
Cash payments	(24,625)
Adjustments to restructuring expenses	(5,662)

Ending accrual	$29,699

The accrual balance as of September 27, 2008 is comprised of $29,139 in current accrued liabilities, primarily related to employee termination and other benefits, and $560 in other noncurrent liabilities, primarily related to lease termination payments, in the Condensed Consolidated Balance Sheet.

Adjustments to previous estimates are primarily attributable to employee termination and other benefits and lease termination costs and resulted from actual costs to settle obligations being lower than expected. The adjustments were reflected in the “Restructuring” line of the Condensed Consolidated Statements of Income.

Year Ended January 3, 2009 Actions

During the nine months ended September 27, 2008, the Company approved actions to close 11 manufacturing facilities and two distribution centers and eliminate approximately 9,400 positions in El Salvador, Mexico, Costa Rica, Honduras and the United States. The production capacity represented by the manufacturing facilities will be relocated to lower cost locations in Asia, the Caribbean Basin and Central America. The distribution capacity will be relocated to the Company’s West Coast distribution facility in California in order to expand capacity for goods

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

the Company sources from Asia. The Company recorded charges of $46,633 and $52,069 in the third quarter and nine months ended September 27, 2008, respectively. The Company recognized $21,741 and $27,099 in the third quarter and nine months ended September 27, 2008, respectively, which represents employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group, $1,734 and $1,812 in the third quarter and nine months ended September 27, 2008, respectively, for accelerated depreciation of buildings and equipment, $9,131 in each of the third quarter and nine months ended September 27, 2008 for noncancelable lease and other contractual obligations related to the closure of certain manufacturing facilities and $14,027 in each of the third quarter and nine months ended September 27, 2008 for write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of certain manufacturing facilities. These charges are reflected in the “Restructuring” and “Cost of sales” lines of the Condensed Consolidated Statement of Income. All actions are expected to be completed within a 12-month period.

(6)	Inventories

Inventories consisted of the following:

	September 27,	December 29,
	2008	2007

Raw materials	$187,726	$176,758
Work in process	141,536	122,724
Finished goods	1,029,746	817,570

	$1,359,008	$1,117,052

(7)	Allowances for Trade Accounts Receivable

The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions for the third quarter and nine months ended September 27, 2008 are as follows:

		Allowance for
	Allowance for	Chargebacks
	Doubtful	and Other
	Accounts	Deductions	Total

Balance at December 29, 2007:	$9,328	$22,314	$31,642
Charged to expenses	84	3,419	3,503
Deductions and write-offs	(3,311)	(12,059)	(15,370)

Balance at March 29, 2008:	6,101	13,674	19,775

Charged to expenses	1,334	2,564	3,898
Deductions and write-offs	(753)	(3,593)	(4,346)

Balance at June 28, 2008:	6,682	12,645	19,327

Charged to expenses	7,071	69	7,140
Deductions and write-offs	(468)	(2,048)	(2,516)

Balance at September 27, 2008:	$13,285	$10,666	$23,951

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

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(8)	Long-Term Debt

The Company had the following long-term debt at September 27, 2008 and December 29, 2007:

	Interest
	Rate as of	Principal Amount
	September 27,	September 27,	December 29,
	2008	2008	2007	Maturity Date

Senior Secured Credit Facility:
Term A	4.15%	$139,000	$139,000	September 2012
Term B	4.55%	976,250	976,250	September 2013
Revolving Loan Facility	5.50%	—	—	September 2011
Second Lien Credit Facility	6.55%	450,000	450,000	March 2014
Floating Rate Senior Notes	6.51%	500,000	500,000	December 2014
Accounts Receivable Securitization	3.24%	250,000	250,000	November 2010

		$2,315,250	$2,315,250

As of September 27, 2008, the Company had $0 outstanding under the Senior Secured Credit Facility’s $500,000 Revolving Loan Facility and $57,139 of standby and trade letters of credit issued and outstanding under this facility.

Availability of funding under the accounts receivable securitization depends primarily upon the eligible outstanding receivables balance. As of September 27, 2008, the Company had $250,000 outstanding under the accounts receivable securitization. The total amount of receivables used as collateral for the accounts receivable securitization was $481,720 and $495,245 at September 27, 2008 and December 29, 2007, respectively, and is reported on the Company’s Condensed Consolidated Balance Sheets in trade accounts receivables, less allowances.

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

On August 21, 2008, the Company entered into a Second Amendment (the “Second Amendment”) to the Senior Secured Credit Facility dated as of September 5, 2006 and a First Amendment (the “First Amendment”) to the Second Lien Credit Facility dated as of September 5, 2006. Pursuant to the Second Amendment and the First Amendment, the amount of unsecured indebtedness which the Company and its subsidiaries that are obligors pursuant to the Senior Secured Credit Facility and the Second Lien Credit Facility, respectively, may incur under senior notes was increased from $500,000 to $1,000,000. The provisions of the Senior Secured Credit Facility and the Second Lien Credit Facility that require the proceeds of the issuance of any such notes be applied to repay amounts due with respect to these Credit Facilities, and specify how any such proceeds will be applied, remain unchanged.

(9)	Fair Value of Financial Assets and Liabilities

The Company has adopted the provisions of SFAS 157 as of December 30, 2007 for its financial assets and liabilities. Although having partially adopted SFAS 157 has had no material impact on its financial condition, results of operations or cash flows, the Company is now required to provide additional disclosures

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

as part of its financial statements. SFAS 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

As of September 27, 2008, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates, foreign exchange rates and cotton. The fair values of cotton derivatives are determined based on quoted prices in public markets and are categorized as Level 1. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the third quarter and nine months ended September 27, 2008. There were no changes during the third quarter and nine months ended September 27, 2008 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

The following table sets forth by level within SFAS 157’s fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis at September 27, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Assets (Liabilities) at Fair Value as of September 27, 2008
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Derivative contracts, net	$—	$(23,309)	$—

Total	$—	$(23,309)	$—

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

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net income	$15,920	$38,896	$109,288	$76,334
Translation adjustments	(8,196)	9,389	(5,506)	17,023
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $(1,297), $(3,558), $(1,443), and $(824), respectively	(2,038)	(5,589)	(2,267)	(1,295)
Recognition of loss from pension plan curtailment, net of tax benefit of $(547)	859	—	859	—
Postretirement income released through other comprehensive income, net of tax of $842	—	(1,323)	—	(1,323)
Amounts amortized into net periodic income:
Prior service cost (benefit), net of tax (benefit) of $(4), $778, $(12) and $2,336, respectively	6	(1,223)	18	(3,669)
Actuarial loss (gain), net of tax (benefit) of $(15), $754, $(45) and $24, respectively	24	(1,184)	72	(37)

Comprehensive income	$6,575	$38,966	$102,464	$87,033

(11)	Income Taxes

For the third quarters and nine months ended September 27, 2008 and September 29, 2007, income taxes have been computed consistent with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.”

The difference in the estimated annual effective income tax rates of 24% for the third quarter and nine months ended September 27, 2008 and 30% for the third quarter and nine months ended September 29, 2007 and the U.S. statutory rate of 35% is primarily attributable to unremitted earnings of foreign subsidiaries taxed

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

at rates less than the U.S. statutory rate. The Company’s estimated annual effective tax rate is reflective of its strategic initiative to make substantial capital investments outside the United States in its global supply chain in 2008.

Within 180 days after Sara Lee filed its final consolidated tax return for the period that includes September 5, 2006, Sara Lee was required to deliver to the Company a computation of the amount of deferred taxes attributable to the Company’s United States and Canadian operations that would be included on the Company’s balance sheet as of September 6, 2006. If substituting the amount of deferred taxes as finally determined for the amount of estimated deferred taxes that were included on that balance sheet at the time of the spin off causes a decrease in the net book value reflected on that balance sheet, then Sara Lee will be required to pay the Company the amount of such decrease. If such substitution causes an increase in the net book value reflected on that balance sheet, then the Company will be required to pay Sara Lee the amount of such increase. Although the final settlement of any amounts due has not been determined, during the second quarter ended June 28, 2008, the Company received a preliminary cash installment of $18,000 from Sara Lee.

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

The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, amortization of trademarks and other identifiable intangibles and restructuring and related accelerated depreciation charges and inventory write-offs. The accounting policies of the segments are consistent with those described in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 29, 2007.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Certain prior year segment assets, depreciation and amortization expense and additions to long-lived assets disclosures have been revised to conform to the current year presentation.

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net sales:
Innerwear	$650,372	$635,167	$1,830,437	$1,917,118
Outerwear	348,467	349,352	880,809	896,583
Hosiery	50,197	64,120	166,672	189,215
International	116,581	103,341	352,120	303,119
Other	4,769	13,587	20,064	46,629

Total segment net sales(1)	1,170,386	1,165,567	3,250,102	3,352,664
Intersegment(2)	(16,751)	(11,961)	(36,449)	(37,257)

Total net sales	$1,153,635	$1,153,606	$3,213,653	$3,315,407

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Segment operating profit:
Innerwear	$71,097	$63,173	$204,714	$243,821
Outerwear	19,243	36,051	55,587	54,453
Hosiery	13,081	18,670	52,944	52,849
International	14,010	9,616	47,662	34,321
Other	314	(306)	304	(17)

Total segment operating profit	117,745	127,204	361,211	385,427
Items not included in segment operating profit:
General corporate expenses	(12,593)	(5,225)	(37,128)	(42,294)
Amortization of trademarks and other identifiable intangibles	(3,045)	(1,442)	(8,683)	(4,516)
Restructuring	(28,355)	(2,062)	(32,355)	(44,533)
Inventory write-offs included in cost of sales	(14,027)	(186)	(14,027)	(186)
Accelerated depreciation included in cost of sales	(4,011)	(11,616)	(11,202)	(29,296)
Accelerated depreciation included in selling, general and administrative expenses	2,487	(949)	1,266	(1,897)

Total operating profit	58,201	105,724	259,082	262,705
Other expenses	—	(889)	—	(1,440)
Interest expense, net	(37,253)	(49,270)	(115,282)	(152,217)

Income before income tax expense	$20,948	$55,565	$143,800	$109,048

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	September 27,	December 29,
	2008	2007

Assets:
Innerwear	$1,341,991	$1,247,441
Outerwear	909,161	754,178
Hosiery	99,191	97,804
International	231,379	232,142
Other	11,733	16,807

	2,593,455	2,348,372
Corporate(3)	1,034,183	1,091,111

Total assets	$3,627,638	$3,439,483

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Depreciation and amortization expense:
Innerwear	$10,610	$9,970	$32,642	$32,611
Outerwear	5,652	6,152	18,461	18,693
Hosiery	1,441	2,444	4,626	7,823
International	583	1,129	1,755	3,173
Other	198	668	793	1,564

	18,484	20,363	58,277	63,864
Corporate	4,169	13,295	19,336	36,057

Total depreciation and amortization expense	$22,653	$33,658	$77,613	$99,921

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Additions to long-lived assets:
Innerwear	$25,377	$10,297	$51,880	$19,824
Outerwear	21,217	6,603	53,357	10,263
Hosiery	9	188	327	1,286
International	724	456	1,866	1,335
Other	16	578	30	637

	47,343	18,122	107,460	33,345
Corporate	2,426	8,977	15,859	12,042

Total additions to long-lived assets	$49,769	$27,099	$123,319	$45,387

(1)	Includes sales between segments. Such sales are at transfer prices that are at cost plus markup or at prices equivalent to market value.

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(2)	Intersegment sales included in the segments’ net sales are as follows:

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Innerwear	$4,270	$1,670	$6,468	$5,057
Outerwear	8,538	5,475	19,303	17,254
Hosiery	3,603	4,124	9,293	12,692
International	340	692	1,385	2,254
Other	—	—	—	—

Total	$16,751	$11,961	$36,449	$37,257

(3)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.

(13)	Consolidating Financial Information

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

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	Quarter Ended September 27, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,253,006	$112,281	$770,153	$(981,805)	$1,153,635
Cost of sales	953,856	42,439	683,669	(868,113)	811,851

Gross profit	299,150	69,842	86,484	(113,692)	341,784
Selling, general and administrative expenses	205,633	17,566	32,146	(117)	255,228
Restructuring	24,036	139	4,180	—	28,355

Operating profit (loss)	69,481	52,137	50,158	(113,575)	58,201
Equity in earnings (loss) of subsidiaries	(32,753)	45,678	—	(12,925)	—
Interest expense, net	24,964	7,733	4,543	13	37,253

Income (loss) before income tax expense (benefit)	11,764	90,082	45,615	(126,513)	20,948
Income tax expense (benefit)	(4,156)	3,938	5,246	—	5,028

Net income (loss)	$15,920	$86,144	$40,369	$(126,513)	$15,920

	Condensed Consolidating Statement of Income
	Quarter Ended September 29, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,143,537	$229,998	$621,840	$(841,769)	$1,153,606
Cost of sales	878,409	164,846	545,064	(795,732)	792,587

Gross profit	265,128	65,152	76,776	(46,037)	361,019
Selling, general and administrative expenses	199,450	(54,260)	(16,162)	124,205	253,233
Restructuring	905	67	1,090	—	2,062

Operating profit (loss)	64,773	119,345	91,848	(170,242)	105,724
Equity in earnings (loss) of subsidiaries	31,496	37,420	—	(68,916)	—
Other expenses	889	—	—	—	889
Interest expense, net	38,797	10,633	(168)	8	49,270

Income (loss) before income tax expense (benefit)	56,583	146,132	92,016	(239,166)	55,565
Income tax expense (benefit)	17,687	6,404	(7,422)	—	16,669

Net income (loss)	$38,896	$139,728	$99,438	$(239,166)	$38,896

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	Nine Months Ended September 27, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$3,362,897	$321,419	$2,176,844	$(2,647,507)	$3,213,653
Cost of sales	2,626,383	125,794	1,910,886	(2,517,114)	2,145,949

Gross profit	736,514	195,625	265,958	(130,393)	1,067,704
Selling, general and administrative expenses	651,345	56,566	67,911	445	776,267
Restructuring	23,942	266	8,147	—	32,355

Operating profit (loss)	61,227	138,793	189,900	(130,838)	259,082
Equity in earnings (loss) of subsidiaries	132,451	125,829	—	(258,280)	—
Interest expense, net	76,750	24,595	13,931	6	115,282

Income (loss) before income tax expense	116,928	240,027	175,969	(389,124)	143,800
Income tax expense	7,640	9,453	17,419	—	34,512

Net income (loss)	$109,288	$230,574	$158,550	$(389,124)	$109,288

	Condensed Consolidating Statement of Income
	Nine Months Ended September 29, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$3,284,987	$660,117	$1,863,661	$(2,493,358)	$3,315,407
Cost of sales	2,498,548	485,058	1,644,007	(2,393,261)	2,234,352

Gross profit	786,439	175,059	219,654	(100,097)	1,081,055
Selling, general and administrative expenses	660,861	(51,777)	40,212	124,521	773,817
Restructuring	43,466	72	995	—	44,533

Operating profit (loss)	82,112	226,764	178,447	(224,618)	262,705
Equity in earnings (loss) of subsidiaries	132,846	104,184	—	(237,030)	—
Other expenses	1,440	—	—	—	1,440
Interest expense, net	121,041	31,903	(731)	4	152,217

Income (loss) before income tax expense	92,477	299,045	179,178	(461,652)	109,048
Income tax expense	16,143	10,355	6,216	—	32,714

Net income (loss)	$76,334	$288,690	$172,962	$(461,652)	$76,334

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	September 27, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$34,960	$1,720	$49,532	$—	$86,212
Trade accounts receivable	(6,359)	6,959	564,055	(1,718)	562,937
Inventories	1,116,124	54,091	334,380	(145,587)	1,359,008
Deferred tax assets and other current assets	198,721	8,232	39,456	(2,185)	244,224

Total current assets	1,343,446	71,002	987,423	(149,490)	2,252,381

Property, net	236,731	12,830	313,402	—	562,963
Trademarks and other identifiable intangibles, net	34,296	115,949	5,634	—	155,879
Goodwill	232,882	16,934	68,296	—	318,112
Investments in subsidiaries	537,675	673,309	—	(1,210,984)	—
Deferred tax assets and other noncurrent assets	199,499	348,357	(131,439)	(78,114)	338,303

Total assets	$2,584,529	$1,238,381	$1,243,316	$(1,438,588)	$3,627,638

Liabilities and Stockholders’ Equity
Accounts payable	$155,493	$3,188	$78,496	$85,647	$322,824
Accrued liabilities	287,553	29,845	62,468	(2,634)	377,232
Notes payable	—	—	71,528	—	71,528

Total current liabilities	443,046	33,033	212,492	83,013	771,584

Long-term debt	1,615,250	450,000	250,000	—	2,315,250
Other noncurrent liabilities	145,299	1,845	8,302	4,424	159,870

Total liabilities	2,203,595	484,878	470,794	87,437	3,246,704
Stockholders’ equity	380,934	753,503	772,522	(1,526,025)	380,934

Total liabilities and stockholders’ equity	$2,584,529	$1,238,381	$1,243,316	$(1,438,588)	$3,627,638

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

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 27, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(28,878)	$133,333	$136,650	$(259,726)	$(18,621)

Investing activities:
Purchases of property, plant and equipment	(25,211)	(8,852)	(89,256)	—	(123,319)
Acquisition of business	—	—	(10,011)	—	(10,011)
Proceeds from sales of assets	20,059	38	4,232	—	24,329
Other	(89)	—	—	(554)	(643)

Net cash used in investing activities	(5,241)	(8,814)	(95,035)	(554)	(109,644)

Financing activities:
Principal payments on capital lease obligations	(700)	—	(7)	—	(707)
Borrowings on notes payable	—	—	316,958	—	316,958
Repayments on notes payable	—	—	(265,195)	—	(265,195)
Cost of debt issuance	(48)	(10)	(11)	—	(69)
Borrowings on revolving loan facility	524,000	—	—	—	524,000
Repayments on revolving loan facility	(524,000)	—	—	—	(524,000)
Proceeds from stock options exercised	2,200	—	—	—	2,200
Stock repurchases	(30,275)	—	—	—	(30,275)
Borrowings on accounts receivable securitization	—	—	20,944	—	20,944
Repayments on accounts receivable securitization	—	—	(20,944)	—	(20,944)
Transaction with Sara Lee Corporation	18,000	—	—	—	18,000
Other	(136)	—	—	—	(136)
Net transactions with related entities	(4,438)	(129,118)	(126,724)	260,280	—

Net cash provided by (used in) financing activities	(15,397)	(129,128)	(74,979)	260,280	40,776

Effect of changes in foreign exchange rates on cash	—	—	(535)	—	(535)

Decrease in cash and cash equivalents	(49,516)	(4,609)	(33,899)	—	(88,024)
Cash and cash equivalents at beginning of year	84,476	6,329	83,431	—	174,236

Cash and cash equivalents at end of period	$34,960	$1,720	$49,532	$—	$86,212

HANESBRANDS

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 29, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$313,752	$188,626	$48,214	$(314,749)	$235,843

Investing activities:
Purchases of property, plant and equipment	(25,680)	(6,048)	(13,659)	—	(45,387)
Acquisition of business	—	—	(17,380)	—	(17,380)
Proceeds from sales of assets	7,286	4,870	866	—	13,022
Other	(1,444)	103	3	763	(575)

Net cash provided by (used in) investing activities	(19,838)	(1,075)	(30,170)	763	(50,320)

Financing activities:
Principal payments on capital lease obligations	(888)	(26)	—	—	(914)
Borrowings on notes payable	—	—	29,969	—	29,969
Repayments on notes payable	—	—	(26,845)	—	(26,845)
Cost of debt issuance	(2,415)	(118)	—	—	(2,533)
Repayment of debt under credit facilities	(128,125)	—	—	—	(128,125)
Decrease in bank overdraft	—	—	(834)	—	(834)
Proceeds from stock options exercised	5,464	—	—	—	5,464
Stock repurchases	(44,473)	—	—	—	(44,473)
Other	552	—	—	—	552
Net transactions with related entities	(156,631)	(187,818)	30,463	313,986	—

Net cash provided by (used in) financing activities	(326,516)	(187,962)	32,753	313,986	(167,739)

Effect of changes in foreign exchange rates on cash	—	—	2,620	—	2,620

Increase (decrease) in cash and cash equivalents	(32,602)	(411)	53,417	—	20,404
Cash and cash equivalents at beginning of year	60,960	(1,251)	96,264	—	155,973

Cash and cash equivalents at end of period	$28,358	$(1,662)	$149,681	$—	$176,377

(14)	Subsequent Event

Subsequent to September 27, 2008, the Company entered into interest rate swap agreements with a notional amount totaling $400,000, as a result of which the Company has fixed LIBOR on a portion of its outstanding debt at 2.80% for a 2-year term.

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

•	Innerwear. The Innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, Just My Size, barely there, and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes and Champion brand names. Our net sales for the nine months ended September 27, 2008 from our Innerwear segment were $1.8 billion, representing approximately 56% of total segment net sales.

•	Outerwear. We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products primarily to wholesalers, who then resell to screen printers and embellishers, through brands such as Hanes, Champion and Outer Banks. Our net sales for the nine months ended September 27, 2008 from our Outerwear segment were $881 million, representing approximately 27% of total segment net sales.

•	Hosiery. We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our Hanes, L’eggs and Just My Size brands. Our net sales for the nine months ended September 27, 2008 from our Hosiery segment were $167 million, representing approximately 5% of total segment net sales. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

•	International. International includes products that span across the Innerwear, Outerwear and Hosiery reportable segments and are marketed under the Hanes, Champion, Wonderbra, Playtex, Rinbros, Bali and Stedman brands. Our net sales for the nine months ended September 27, 2008 from our International segment were $352 million, representing approximately 11% of total segment net sales and included sales in Latin America, Asia, Canada and Europe. Canada, Europe, Japan and Mexico are our largest international markets, and we also have sales offices in India and China.

•	Other. Our net sales for the nine months ended September 27, 2008 in our Other segment were $20 million, representing approximately 1% of total segment net sales and are comprised of sales of nonfinished products such as yarn and certain other materials in the United States and Latin America in order to maintain asset utilization at certain manufacturing facilities and generate break even margins. Net sales from our Other segment are expected to continue to decline during the remainder of this year and to ultimately become insignificant to us.

Our operating results are subject to some variability. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. Sales are typically higher in the last two quarters (July to December) of each fiscal year. Socks, hosiery and fleece products generally have higher sales during this period as a result of cooler weather, back-to-school shopping and holidays. Sales levels in a period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. For example, we experienced a shift in timing by our largest retail customers of back-to-school programs from June to July in 2008. Our results of operations are also impacted by fluctuations and volatility in the price of cotton and the timing of actual spending for our media, advertising and promotion expenses. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

Our operating results are also impacted by economic factors, some of which are beyond our control. Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. In addition, inflation often is accompanied by higher interest rates, which could have a negative impact on spending, in which case our margins could decrease. Moreover, increases in inflation may not be matched by rises in income, which also could have a negative impact on spending. If we incur increased costs that are unable to be recouped, or if consumer spending decreases generally, our business, results of operations, financial condition and cash flows may be adversely affected. In an effort to mitigate the impact of these incremental costs on our operating results, we have informed our retail customers that we are raising domestic prices effective during the first quarter of 2009. We are implementing an average gross price increase of four percent in our domestic product categories. The range of price increases varies by individual product category.

Highlights from the Third Quarter and Nine Months Ended September 27, 2008

•	Diluted earnings per share were $0.17 in the third quarter of 2008, compared with $0.40 in the same quarter in 2007. Diluted earnings per share were $1.14 in the nine month period in 2008, compared with $0.79 in the same nine month period in 2007.

•	Operating profit was $58 million in the third quarter of 2008, compared with $106 million in the same quarter in 2007. Operating profit was $259 million in the nine month period in 2008, compared with $263 million in the same nine month period in 2007.

•	Total net sales in the third quarter of 2008 of $1.15 billion were comparable to the same quarter in 2007. Total net sales in the nine month period in 2008 were lower by $102 million at $3.21 billion compared to the same nine month period in 2007.

•	During the first nine months of 2008, we approved actions to close 11 manufacturing facilities and two distribution centers in El Salvador, Mexico, Costa Rica, Honduras and the United States. The production capacity represented by the manufacturing facilities will be relocated to lower cost locations in Asia, the Caribbean Basin and Central America. The distribution capacity will be relocated to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. In addition, we completed several such actions in the first nine months of 2008 that were approved in 2007.

•	Capital expenditures were $123 million during the first nine months of 2008 as we continued to build out our textile and sewing network in Asia, the Caribbean Basin and Central America.

•	We repurchased $30 million of company stock during the first nine months of 2008.

•	We ended the third quarter of 2008 with $443 million of borrowing availability under our revolving loan facility, $86 million in cash and cash equivalents and $47 million of borrowing availability under our international loan facilities.

Condensed Consolidated Results of Operations — Third Quarter Ended September 27, 2008 Compared with Third Quarter Ended September 29, 2007

	Quarter Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$1,153,635	$1,153,606	$29	0.0%
Cost of sales	811,851	792,587	19,264	2.4

Gross profit	341,784	361,019	(19,235)	(5.3)
Selling, general and administrative expenses	255,228	253,233	1,995	0.8
Restructuring	28,355	2,062	26,293	NM

Operating profit	58,201	105,724	(47,523)	(45.0)
Other expenses	—	889	(889)	NM
Interest expense, net	37,253	49,270	(12,017)	(24.4)

Income before income tax expense	20,948	55,565	(34,617)	(62.3)
Income tax expense	5,028	16,669	(11,641)	(69.8)

Net income	$15,920	$38,896	$(22,976)	(59.1)%

Net Sales
	Quarter Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$1,153,635	$1,153,606	$29	0.0%

Consolidated net sales in the third quarter of 2008 were comparable to 2007. Sales levels were impacted by softer sales at retail and, as anticipated, lower Other segment sales offset by a shift in timing by our largest retail customers of back-to-school programs from June to July in 2008. Our Innerwear and International segment net sales were higher by $15 million (2%) and $13 million (13%), respectively, and were offset by lower net sales in our Outerwear, Hosiery and Other segments of $1 million (0%), $14 million (22%) and $9 million (65%), respectively, and higher intersegment sales eliminations of $5 million. Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, softness in the retail environment can impact our results in the short-term, as it did in the third quarter of 2008. Softer sales at retail during the third quarter of 2008 were reflective of a difficult economic and retail environment in which the ultimate consumers of our products have been significantly limiting their discretionary spending and visiting retail stores less frequently.

The higher net sales in our Innerwear segment were primarily due to an increase in sales in the Hanes brand male underwear product category of $23 million, which includes the impact of exiting a license arrangement for a boys’ character underwear program in early 2008 that lowered sales by $4 million. Net sales of our Playtex brand intimate apparel were $11 million higher and net sales of our Bali brand intimate apparel were flat in the third quarter of 2008 compared to 2007. In addition, we experienced a shift in timing by our largest retail customers of back-to-school programs from June to July in 2008, which primarily impacted our underwear, socks and intimate apparel product categories. The amount of our back-to-school shipments that shifted from June to July 2008 was approximately $25 million. Intimate apparel sales in our secondary brands (barely there, Wonderbra and Just My Size) were lower by $13 million which we believe was primarily attributable to softer sales at retail as noted above. In addition, intimate apparel sales in our Hanes brand were lower by $7 million.

The higher net sales in our International segment were driven by a favorable impact of $7 million related to foreign currency exchange rates and by the growth in our casualwear businesses in Europe and Asia and our male underwear business in Canada. The favorable impact of foreign currency exchange rates was primarily due to the strengthening of the Euro, Japanese yen and Brazilian real.

In our Outerwear segment, net sales of our Champion brand activewear increased by double digits in the third quarter of 2008 compared to 2007, and were offset by lower net sales of our casualwear product categories. Net sales in our Hosiery segment declined substantially more than the long-term trend primarily due to lower sales of our L’eggs brand to mass retailers and food and drug stores and our Hanes brand to national chains and department stores in the third quarter of 2008 compared to last year. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

The decline in net sales for our Other segment is primarily due to the continued vertical integration of a yarn and fabric operation acquisition from 2006 with less focus on sales of nonfinished fabric and yarn to third parties. We expect this decline to continue during the remainder of this year and sales for this segment to ultimately become insignificant to us.

Gross Profit

	Quarter Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Gross profit	$341,784	$361,019	$(19,235)	(5.3)%

As a percent of net sales, our gross profit percentage was 29.6% in the third quarter of 2008 compared to 31.3% in 2007. The lower gross profit percentage was primarily due to one-time restructuring related write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate of $14 million in the third quarter of 2008 offset by lower accelerated depreciation of $8 million in connection with the consolidation and globalization of our supply chain. In addition, we experienced higher production costs of $7 million related to higher energy and oil related costs including freight costs, higher cotton costs of $12 million, $6 million of unfavorable timing in cost recognition that is expected to reverse in the fourth quarter, unfavorable product sales mix of $5 million, other vendor price increases of $4 million, lower sales volume of $4 million and higher other manufacturing overhead costs of $3 million.

The cotton prices reflected in our results were 69 cents per pound in the third quarter of 2008 as compared to 57 cents per pound in 2007. After taking into consideration the cotton costs currently included in inventory, we expect our cost of cotton to average 66 cents per pound for the full year 2008.

These higher expenses were partially offset by $7 million of savings from our cost reduction initiatives and prior restructuring actions, lower on-going excess and obsolete inventory costs of $7 million, lower sales incentives of $6 million, lower start-up and shut down costs associated with our consolidation and globalization of our supply chain of $3 million, a favorable impact related to foreign currency exchange rates of $3 million and higher product sales pricing of $2 million. The favorable foreign currency exchange rate impact in our International segment was primarily due to the strengthening of the Euro, Japanese yen and Brazilian real.

Selling, General and Administrative Expenses

	Quarter Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$255,228	$253,233	$1,995	0.8%

Our selling, general and administrative expenses were $2 million higher in the third quarter of 2008 compared to 2007. Our cost reduction efforts resulted in lower expenses in the third quarter of 2008 compared to 2007 related to lower technology consulting expenses of $4 million, savings of $3 million from our prior restructuring actions primarily for compensation and related benefits, lower accelerated depreciation of $3 million, lower media related media, advertising and promotion expenses (“MAP”) of $2 million and lower non-media related MAP expenses of $2 million. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions. In addition, $2 million of spin off and related charges recognized in the third quarter of 2007 did not recur in 2008.

The above lower expenses were offset by higher bad debt expense of $7 million primarily related to the bankruptcy of Mervyn’s LLC and its affiliated entities (“Mervyn’s”), higher distribution expenses of $2 million and higher computer software amortization expense of $2 million in the third quarter of 2008 compared to 2007. Approximately half of the higher distribution expenses in the third quarter of 2008 compared to 2007 were postage and freight related and the other half related to rework expenses in our distribution centers. Our pension income of $3 million was lower by $4 million which is primarily attributable to an adjustment that reduced pension expense in 2007 related to the final separation of our pension assets and liabilities from those of Sara Lee Corporation (“Sara Lee”). We also incurred higher expenses of $1 million in the third quarter of 2008 compared to 2007 as a result of opening 10 retail stores over the last 12 months. In addition, we incurred $2 million in amortization of gain on curtailment of postretirement benefits in the third quarter of 2007 which did not recur in 2008.

Our cost reduction efforts have allowed us to offset investments in our strategic initiatives which were $6 million lower in the third quarter of 2008 compared to 2007 for media related MAP expenses and technology consulting expenses.

Restructuring

	Quarter Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Restructuring	$28,355	$2,062	$26,293	NM

During the third quarter of 2008, we approved actions to close nine manufacturing facilities and eliminate approximately 8,100 positions in El Salvador, Mexico, Costa Rica, Honduras and the United States during the next twelve months. The production capacity represented by the manufacturing facilities will be relocated to lower cost locations in Asia, the Caribbean Basin and Central America. We recorded a charge of $21 million that was primarily attributable to employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group and $9 million in charges related to exiting supply contracts, which was partially offset by a $2 million favorable settlement of a lease obligation for a lower amount than previously estimated.

In the third quarter of 2008, we recorded $14 million in one-time write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of the nine manufacturing facilities in the “Cost of sales” line. In addition, in connection with our consolidation and globalization strategy, in the third quarters of 2008 and 2007, we recognized non-cash charges of $4 million and $12 million, respectively, in the “Cost of sales” line and a non-cash credit of $2 million and a non-cash charge of $1 million, respectively, in the “Selling, general and administrative expenses” line in the third quarters of 2008 and 2007 related to accelerated depreciation of buildings and equipment for facilities that have been closed or will be closed.

These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.

During the third quarter of 2007, we incurred $2 million in restructuring charges which primarily related to employee termination and other benefits associated with previously approved actions for plant closures.

Operating Profit

	Quarter Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Operating profit	$58,201	$105,724	$(47,523)	(45.0)%

Operating profit was lower in the third quarter of 2008 primarily as a result of higher restructuring and related charges for nine facility closures of $29 million and lower gross profit due to increases in manufacturing input costs for cotton, freight and energy and other oil related costs, all of which exceeded our savings from executing our consolidation and globalization strategy during the third quarter of 2008.

Other Expenses
	Quarter Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Other expenses	$—	$889	$(889)	NM

During the third quarter of 2007, we recognized a loss on early extinguishment of debt related to unamortized debt issuance costs on our senior secured credit facility for the prepayment of $75 million of principal in September 2007.

Interest Expense, Net
	Quarter Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$37,253	$49,270	$(12,017)	(24.4)%

Interest expense, net was lower by $12 million in the third quarter of 2008 compared to 2007. The lower interest expense is primarily attributable to a lower weighted average interest rate, $9 million of which resulted from a lower LIBOR and $1 million of which resulted from reduced interest rates achieved through changes in our financing structure such as our accounts receivable securitization that we entered into in November 2007. In addition, interest expense was reduced by $2 million as a result of our net prepayments of long-term debt during 2007 of $178 million. Our weighted average interest rate on our outstanding debt was 5.80% during the third quarter of 2008 compared to 7.71% in 2007.

During the third quarter of 2008, we terminated an interest rate cap with a notional amount of $250 million and a capped interest rate of 5.75%. At September 27, 2008, we had outstanding interest rate hedging arrangements whereby we have capped the interest rate on $700 million of our floating rate debt at 5.75% and had fixed the interest rate on $600 million of our floating rate debt at 5.04%. Approximately 56% of our total debt outstanding at September 27, 2008 was at a fixed or capped rate.

During and subsequent to the third quarter of 2008, we entered into additional interest rate hedging arrangements that will become effective during the fourth quarter of 2008 that, combined with expirations of other portions of our interest rate derivative portfolio, will result in approximately 86% of our floating rate debt bearing interest at a fixed or capped rate. Once these interest rate hedging arrangements become effective in the fourth quarter of 2008, the interest rate on $600 million of our floating rate debt will be capped at 3.50% and the interest rate on $1.4 billion of our floating rate debt will be fixed at a weighted average rate of 4.17%.

Income Tax Expense

	Quarter Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Income tax expense	$5,028	$16,669	$(11,641)	(69.8)%

Our estimated annual effective income tax rate was 24% in the third quarter of 2008 compared to 30% in 2007. The lower effective income tax expense is primarily attributable to lower pre-tax income and higher unremitted earnings from foreign subsidiaries in the third quarter of 2008 taxed at rates less than the U.S. statutory rate. Our estimated annual effective tax rate is reflective of our strategic initiative to make substantial capital investments outside the United States in our global supply chain in 2008.

Net Income
	Quarter Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net income	$15,920	$38,896	$(22,976)	(59.1)%

Net income for the third quarter of 2008 was lower than 2007 primarily due to lower operating profit resulting in part from higher restructuring and related charges and higher manufacturing input costs, which were partially offset by savings from our cost reduction initiatives, lower interest expense and a lower income tax expense.

Operating Results by Business Segment — Third Quarter Ended September 27, 2008 Compared with Third Quarter Ended September 29, 2007

	Quarter Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$650,372	$635,167	$15,205	2.4%
Outerwear	348,467	349,352	(885)	(0.3)
Hosiery	50,197	64,120	(13,923)	(21.7)
International	116,581	103,341	13,240	12.8
Other	4,769	13,587	(8,818)	(64.9)

Total segment net sales	1,170,386	1,165,567	4,819	0.4
Intersegment	(16,751)	(11,961)	4,790	40.0

Total net sales	$1,153,635	$1,153,606	$29	(0.0)%
Segment operating profit:
Innerwear	$71,097	$63,173	$7,924	12.5%
Outerwear	19,243	36,051	(16,808)	(46.6)
Hosiery	13,081	18,670	(5,589)	(29.9)
International	14,010	9,616	4,394	45.7
Other	314	(306)	620	202.6

Total segment operating profit	$117,745	$127,204	$(9,459)	(7.4)%
Items not included in segment operating profit:
General corporate expenses	$(12,593)	$(5,225)	$7,368	141.0%
Amortization of trademarks and other intangibles	(3,045)	(1,442)	1,603	111.2
Restructuring	(28,355)	(2,062)	26,293	NM
Inventory write-off included in cost of sales	(14,027)	(186)	13,841	NM
Accelerated depreciation included in cost of sales	(4,011)	(11,616)	(7,605)	(65.5)
Accelerated depreciation included in selling, general and administrative expenses	2,487	(949)	(3,436)	(362.1)

Total operating profit	58,201	105,724	(47,523)	(45.0)
Other expenses	—	(889)	(889)	NM
Interest expense, net	(37,253)	(49,270)	(12,017)	(24.4)

Income before income tax expense	$20,948	$55,565	$(34,617)	(62.3)%

Innerwear

	Quarter Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$650,372	$635,167	$15,205	2.4%
Segment operating profit	71,097	63,173	7,924	12.5

Overall net sales in the Innerwear segment were higher by $15 million or 2% in the third quarter of 2008 compared to 2007. The higher net sales were primarily due to an increase in the Hanes brand male underwear product category of $23 million, which includes the impact of exiting a license arrangement for a boys’ character underwear program in early 2008 that lowered sales by $4 million. Net sales of our Playtex brand intimate apparel were $11 million higher and net sales of our Bali brand intimate apparel were flat in the third quarter of 2008 compared to 2007. In addition, we experienced a shift in timing by our largest retail customers of back-to-school programs from June to July in 2008, which primarily impacted our underwear, socks and intimate apparel product categories. The amount of our back-to-school shipments that shifted from June to July 2008 was approximately $25 million. Intimate apparel sales in our secondary brands (barely there, Wonderbra and Just My Size) were lower by $13 million which we believe was primarily attributable to softer sales at retail. In addition, intimate apparel sales in our Hanes brand were lower by $7 million.

As a percent of segment net sales, gross profit percentage in the Innerwear segment was 34.4% in the third quarter of 2008 compared to 35.7% in 2007. The lower gross profit is primarily attributable to higher cotton costs of $5 million, higher production costs of $3 million, other vendor price increases of $2 million and higher other manufacturing overhead costs of $2 million. The higher production costs were related to higher energy and oil related costs including freight costs. These factors were partially offset by lower sales incentives of $5 million and lower on-going excess and obsolete inventory costs of $4 million.

The higher Innerwear segment operating profit in the third quarter of 2008 compared to 2007 is primarily attributable to lower media related MAP expenses of $7 million, lower non-media related MAP expenses of $4 million, savings from prior restructuring actions of $2 million and lower technology consulting expenses of $2 million partially offset by lower gross profit and higher bad debt expense of $4 million primarily related to the Mervyn’s bankruptcy. In addition, we incurred higher expenses of $1 million in the third quarter of 2008 compared to 2007 as a result of opening 10 retail stores over the last 12 months. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the third quarter of 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was $2 million higher in the third quarter of 2008 compared to 2007.

Outerwear
	Quarter Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$348,467	$349,352	$(885)	(0.3)%
Segment operating profit	19,243	36,051	(16,808)	(46.6)

Net sales in the Outerwear segment were slightly lower by $1 million in the third quarter of 2008 compared to 2007 primarily as a result of higher net sales of Champion brand activewear of $17 million and higher intersegment sales of $3 million offset by lower net sales of retail casualwear of $17 million and lower net sales through our embellishment channel of $6 million, primarily in promotional t-shirts, offset by higher fleece sales.

As a percent of segment net sales, gross profit percentage in the Outerwear segment was 21.1% in the third quarter of 2008 compared to 23.6% in 2007. The lower gross profit is primarily attributable to higher cotton costs of $7 million, $6 million of unfavorable timing in cost recognition that is expected to reverse in the fourth quarter, higher production costs of $4 million, other vendor price increases of $1 million and unfavorable product sales mix of $1 million partially offset by savings from our cost reduction initiatives and prior restructuring actions of $5 million, higher product sales pricing of $3 million and lower on-going excess and obsolete inventory costs of $2 million. The higher production costs were related to higher energy and oil related costs including freight costs.

The lower Outerwear segment operating profit in the third quarter of 2008 compared to 2007 is primarily attributable to lower gross profit, higher media related MAP expenses of $4 million, higher bad debt expense of $2 million primarily related to the Mervyn’s bankruptcy, higher non-media related MAP expenses of $2 million and higher distribution expenses of $1 million. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the third quarter of 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was $2 million higher in the third quarter of 2008 compared to 2007.

Hosiery

	Quarter Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$50,197	$64,120	$(13,923)	(21.7)%
Segment operating profit	13,081	18,670	(5,589)	(29.9)

Net sales in the Hosiery segment declined by $14 million or 22%, which was substantially more than the long-term trend primarily due to lower sales of our L’eggs brand to mass retailers and food and drug stores and lower sales of the Hanes brand to national chains and department stores. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

As a percent of segment net sales, gross profit percentage was 42.4% in the third quarter of 2008 compared to 46.4% in 2007 primarily due to unfavorable sales mix of $5 million, lower sales volume of $4 million and other vendor price increases of $1 million partially offset by savings from our cost reduction initiatives and prior restructuring actions of $1 million and lower sales incentives of $1 million.

Hosiery segment operating profit was lower in the third quarter of 2008 compared to 2007 primarily due to lower gross profit partially offset by lower distribution expenses of $1 million. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the third quarter of 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was $2 million higher in the third quarter of 2008 compared to 2007.

International

	Quarter Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$116,581	$103,341	$13,240	12.8%
Segment operating profit	14,010	9,616	4,394	45.7

Overall net sales in the International segment were higher by $13 million or 13% in the third quarter of 2008 compared to 2007. During the third quarter of 2008 our net sales were higher, in each case including the impact of foreign currency, in Asia of $5 million, Europe of $4 million and Canada of $3 million. The growth in our European casualwear business was driven by the strength of the Stedman brand that is sold in the embellishment channel. Higher sales in our Champion brand casualwear business in Asia and our Hanes brand male underwear business in Canada also contributed to the sales growth. Changes in foreign currency exchange rates had a favorable impact on net sales of $7 million in the third quarter of 2008 compared to 2007. The favorable impact was primarily due to the strengthening of the Euro, Japanese yen and Brazilian real.

As a percent of segment net sales, gross profit percentage was 40.1% in the third quarter of 2008 compared to 39.2% in 2007. The higher gross profit was primarily attributable to a favorable impact related to foreign currency exchange rates of $3 million and favorable product sales mix of $3 million.

The higher International segment operating profit in the third quarter of 2008 compared to 2007 is primarily attributable to the higher gross profit partially offset by higher distribution expenses of $1 million. Changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on segment operating profit of $1 million in the third quarter of 2008 compared to 2007.

Other
	Quarter Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$4,769	$13,587	$(8,818)	(64.9)%
Segment operating profit	314	(306)	620	202.6

Overall lower net sales from our Other segment were primarily due to the continued vertical integration of a yarn and fabric operation acquisition from 2006 with less focus on sales of nonfinished fabric and yarn to third parties. We expect this decline to continue during the remainder of this year and sales for this segment to ultimately become insignificant to us. Net sales in this segment are generated for the purpose of maintaining asset utilization at certain manufacturing facilities and generating break even margins.

General Corporate Expenses

General corporate expenses were higher in the third quarter of 2008 compared to 2007 primarily due to $7 million of lower net cost allocations to the segments, a $5 million adjustment that reduced pension expense in 2007 related to the final separation of our pension assets and liabilities from those of Sara Lee, $2 million in amortization of gain on curtailment of postretirement benefits in the third quarter of 2007 which did not recur in 2008 and $2 million in losses from foreign currency derivatives partially offset by $4 million of higher gains on sales of assets, lower start-up and shut down costs associated with our consolidation and globalization of our supply chain of $3 million and $2 million of spin off and related charges recognized in the third quarter of 2007 which did not recur in 2008.

Condensed Consolidated Results of Operations — Nine Months Ended September 27, 2008 Compared with Nine Months Ended September 29, 2007

	Nine Months Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$3,213,653	$3,315,407	$(101,754)	(3.1)%
Cost of sales	2,145,949	2,234,352	(88,403)	(4.0)

Gross profit	1,067,704	1,081,055	(13,351)	(1.2)
Selling, general and administrative expenses	776,267	773,817	2,450	0.3
Restructuring	32,355	44,533	(12,178)	(27.3)

Operating profit	259,082	262,705	(3,623)	(1.4)
Other expenses	—	1,440	(1,440)	NM
Interest expense, net	115,282	152,217	(36,935)	(24.3)

Income before income tax expense	143,800	109,048	34,752	31.9
Income tax expense	34,512	32,714	1,798	5.5

Net income	$109,288	$76,334	$32,954	43.2%

Net Sales
	Nine Months Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$3,213,653	$3,315,407	$(101,754)	(3.1)%

Consolidated net sales were lower by $102 million or 3% in the nine months of 2008 compared to 2007 primarily due to softer sales at retail which are reflective of a difficult economic and retail environment in which the ultimate consumers of our products have been significantly limiting their discretionary spending and visiting retail stores less frequently. Our Innerwear, Outerwear, Hosiery and Other segment net sales were lower by $87 million (5%), $16 million (2%), $23 million (12%) and $27 million (57%), respectively, and were partially offset by higher net sales in our International segment of $49 million (16%). Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, softness in the retail environment can impact our results in the short-term, as it did in the nine months of 2008.

The lower net sales in our Innerwear segment were primarily due to a decline in the intimate apparel, socks, sleepwear and thermals product categories. Total intimate apparel net sales were $64 million lower in the nine months of 2008 compared to 2007. We experienced lower intimate apparel sales in our secondary brands (barely there, Just My Size, and Wonderbra) of $36 million, our Hanes brand of $31 million and our private label brands of $9 million which we believe was primarily attributable to softer sales at retail as noted above. In the nine months of 2008 compared to 2007, our Playtex brand intimate apparel net sales were higher by $16 million and our Bali brand intimate apparel net sales were lower by $4 million. We have experienced higher net sales in our male underwear product category of $3 million, which includes the impact of exiting a license arrangement for a boys’ character underwear program in early 2008 that lowered sales by $11 million. In addition, net sales of socks, sleepwear and thermals product categories were lower in the nine months of 2008 compared to 2007 by $15 million, $6 million and $6 million, respectively.

In our Outerwear segment, net sales of our Champion brand activewear were higher in the nine months of 2008 compared to 2007, and were offset by lower net sales of our casualwear product categories. Net sales in our Hosiery segment declined substantially more than the long-term trend primarily due to lower sales of the Hanes brand to national chains and department stores and our L’eggs brand to mass retailers and food and drug stores in the nine months of 2008 compared to last year. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

The overall lower net sales were partially offset by higher net sales in our International segment that were driven by a favorable impact of $31 million related to foreign currency exchange rates and by the growth in our casualwear businesses in Europe and Asia and our male underwear business in Canada. The favorable impact of foreign currency exchange rates was primarily due to the strengthening of the Euro, Japanese yen, Canadian dollar and Brazilian real.

The decline in net sales for our Other segment is primarily due to the continued vertical integration of a yarn and fabric operation acquisition from 2006 with less focus on sales of nonfinished fabric and yarn to third parties. We expect this decline to continue during the remainder of this year and sales for this segment to ultimately become insignificant to us.

Gross Profit

	Nine Months Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Gross profit	$1,067,704	$1,081,055	$(13,351)	(1.2)%

As a percent of net sales, our gross profit percentage was 33.2% in the nine months of 2008 compared to 32.6% in 2007. While the gross profit percentage was higher, gross profit dollars were lower for the nine months of 2008 compared to 2007 primarily as a result of lower sales. The lower gross profit is primarily attributable to $46 million of lower sales volume, higher cotton costs of $13 million, $11 million of higher production costs related to higher energy and oil related costs including freight costs, unfavorable product sales mix of $7 million, other vendor price increases of $7 million, $6 million of higher freight costs due to a greater use of air freight and $6 million of unfavorable timing in cost recognition that is expected to reverse in the fourth quarter. In addition, in connection with the consolidation and globalization of our supply chain we incurred one-time restructuring related write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate of $14 million in 2008 which were offset by lower accelerated depreciation of $18 million.

The cotton prices reflected in our results were 62 cents per pound in the nine months of 2008 as compared to 57 cents per pound in 2007. After taking into consideration the cotton costs currently included in inventory, we expect our cost of cotton to average 66 cents per pound for the full year 2008.

These higher expenses were primarily offset by $31 million of savings from our cost reduction initiatives and prior restructuring actions, a $13 million favorable impact related to foreign currency exchange rates, lower sales incentives of $11 million, lower other manufacturing overhead costs of $12 million, lower on-going excess and obsolete inventory costs of $8 million and $4 million of lower start-up and shut down costs associated with our consolidation and globalization of our supply chain. The favorable foreign currency exchange rate impact in our International segment was primarily due to the strengthening of the Euro, Japanese yen, Canadian dollar and Brazilian real.

Selling, General and Administrative Expenses
	Nine Months Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$776,267	$773,817	$2,450	0.3%

Our selling, general and administrative expenses were $2 million higher in the nine months of 2008 compared to 2007. Our cost reduction efforts resulted in lower expenses in the nine months of 2008 compared to 2007 related to savings of $16 million from our prior restructuring actions primarily for compensation and related benefits, lower non-media related MAP expenses of $5 million, lower stock compensation expense of

$4 million and lower accelerated depreciation of $3 million. In addition, spin off and related charges of $3 million recognized in 2007 did not recur in 2008. In addition, our pension income of $8 million was higher by $4 million which included an adjustment that reduced pension expense in 2007 related to the final separation of our pension assets and liabilities from those of Sara Lee.

Our media related MAP expenses were $4 million higher in the nine months of 2008 primarily to support the launch of Hanes No Ride Up Panties and marketing initiatives for Champion and Playtex in the first half of 2008. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions. We experienced higher technology consulting and related expenses of $11 million, higher computer software amortization of $4 million, higher distribution expenses of $5 million and higher bad debt expense of $7 million primarily related to the Mervyn’s bankruptcy in the nine months of 2008 compared to 2007. Approximately half of the higher distribution expenses in the third quarter of 2008 compared to 2007 were postage and freight related and the other half related to rework expenses in our distribution centers. We also incurred higher expenses of $2 million in the nine months of 2008 compared to 2007 as a result of opening 10 retail stores over the last 12 months. In addition, we incurred $6 million in amortization of gain on curtailment of postretirement benefits in the nine months of 2007 which did not recur in 2008.

Our cost reduction efforts have allowed us to offset higher investments in our strategic initiatives of higher technology consulting expenses of $6 million and higher MAP expenses of $4 million during the nine months of 2008 compared to 2007.

Restructuring

	Nine Months Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Restructuring	$32,355	$44,533	$(12,178)	(27.3)%

During the nine month period in 2008, we approved actions to close 11 manufacturing facilities and two distribution centers and eliminate approximately 9,400 positions in El Salvador, Mexico, Costa Rica, Honduras and the United States during the next twelve months. The production capacity represented by the manufacturing facilities will be relocated to lower cost locations in Asia, the Caribbean Basin and Central America. The distribution capacity will be relocated to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. We recorded a charge of $25 million that was primarily attributable to employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group and $9 million in charges related to exiting supply contracts, which was partially offset by a $2 million favorable settlement of a lease obligation for a lower amount than previously estimated.

In the nine months of 2008, we recorded $14 million in one-time write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of manufacturing facilities in the “Cost of sales” line. In addition, in connection with our consolidation and globalization strategy, in the nine months in 2008 and 2007, we recognized non-cash charges of $11 million and $29 million, respectively, in the “Cost of sales” line and a non-cash credit of $1 million and a non-cash charge of $2 million, respectively, in the “Selling, general and administrative expenses” line in the nine months of 2008 and 2007 related to accelerated depreciation of buildings and equipment for facilities that have been closed or will be closed.

These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.

During the same nine months of 2007, we incurred $45 million in restructuring charges which primarily related to a charge of $35 million related to employee termination and other benefits associated with plant closures approved during that period and the elimination of certain management and administrative positions and a $10 million charge for estimated lease termination costs associated with facility closures.

Operating Profit

	Nine Months Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Operating profit	$259,082	$262,705	$(3,623)	(1.4)%

Operating profit was slightly lower in the nine months of 2008 compared to 2007 as a result of lower gross profit due to increases in manufacturing input costs for cotton, freight and energy and other oil related costs, all of which exceeded our savings from executing our consolidation and globalization strategy during the nine months of 2008, partially offset by lower restructuring and related charges for facility closures of $20 million.

Other Expenses
	Nine Months Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Other expenses	$—	$1,440	$(1,440)	NM

During the nine months of 2007, we recognized losses on early extinguishment of debt related to unamortized debt issuance costs on our senior secured credit facility for the prepayment of $50 million of principal in June 2007 and $75 million of principal in September 2007.

Interest Expense, Net
	Nine Months Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$115,282	$152,217	$(36,935)	(24.3)%

Interest expense, net was lower by $37 million in the nine months of 2008 compared to 2007. The lower interest expense is primarily attributable to a lower weighted average interest rate, $25 million of which resulted from a lower LIBOR and $4 million of which resulted from reduced interest rates achieved through changes in our financing structure such as the February 2007 amendment to our senior secured credit facility and our accounts receivable securitization that we entered into in November 2007. In addition, interest expense was reduced by $8 million as a result of our net prepayments of long-term debt during 2007 of $178 million. Our weighted average interest rate on our outstanding debt was 6.17% during the nine months of 2008 compared to 7.82% in 2007.

During the third quarter of 2008, we terminated an interest rate cap with a notional amount of $250 million and a capped interest rate of 5.75%. At September 27, 2008, we had outstanding interest rate hedging arrangements whereby we have capped the interest rate on $700 million of our floating rate debt at 5.75% and had fixed the interest rate on $600 million of our floating rate debt at 5.04%. Approximately 56% of our total debt outstanding at September 27, 2008 was at a fixed or capped rate.

During and subsequent to the third quarter of 2008, we entered into additional interest rate hedging arrangements that will become effective during the fourth quarter of 2008 that, combined with expirations of other portions of our interest rate derivative portfolio, will result in approximately 86% of our floating rate debt bearing interest at a fixed or capped rate. Once these interest rate hedging arrangements become effective in the fourth quarter of 2008, the interest rate on $600 million of our floating rate debt will be capped at 3.50% and the interest rate on $1.4 billion of our floating rate debt will be fixed at a weighted average rate of 4.17%.

Income Tax Expense

	Nine Months Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Income tax expense	$34,512	$32,714	$1,798	5.5%

Our estimated annual effective income tax rate was 24% in the nine months of 2008 compared to 30% in 2007. The higher income tax expense is attributable primarily to higher pre-tax income partially offset by a lower effective income tax rate. The lower effective income tax rate is primarily due to higher unremitted earnings from foreign subsidiaries in the nine months of 2008 taxed at rates less than the U.S. statutory rate. Our estimated annual effective tax rate is reflective of our strategic initiative to make substantial capital investments outside the United States in our global supply chain in 2008.

Net Income
	Nine Months Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net income	$109,288	$76,334	$32,954	43.2%

Net income for the nine months of 2008 was higher than 2007 primarily due to lower interest expense, lower restructuring and related charges and a lower effective income tax rate partially offset by lower gross profit resulting from higher manufacturing input costs.

Operating Results by Business Segment — Nine Months Ended September 27, 2008 Compared with Nine Months Ended September 29, 2007

	Nine Months Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$1,830,437	$1,917,118	$(86,681)	(4.5)%
Outerwear	880,809	896,583	(15,774)	(1.8)
Hosiery	166,672	189,215	(22,543)	(11.9)
International	352,120	303,119	49,001	16.2
Other	20,064	46,629	(26,565)	(57.0)

Total segment net sales	3,250,102	3,352,664	(102,562)	(3.1)
Intersegment	(36,449)	(37,257)	(808)	(2.2)

Total net sales	$3,213,653	$3,315,407	$(101,754)	(3.1)%
Segment operating profit:
Innerwear	$204,714	$243,821	$(39,107)	(16.0)%
Outerwear	55,587	54,453	1,134	2.1
Hosiery	52,944	52,849	95	0.2
International	47,662	34,321	13,341	38.9
Other	304	(17)	321	NM

Total segment operating profit	$361,211	$385,427	$(24,216)	(6.3)%
Items not included in segment operating profit:
General corporate expenses	$(37,128)	$(42,294)	$(5,166)	(12.2)%
Amortization of trademarks and other intangibles	(8,683)	(4,516)	4,167	92.3
Restructuring	(32,355)	(44,533)	(12,178)	(27.3)
Inventory write-off included in cost of sales	(14,027)	(186)	13,841	NM
Accelerated depreciation included in cost of sales	(11,202)	(29,296)	(18,094)	(61.8)
Accelerated depreciation included in selling, general and administrative expenses	1,266	(1,897)	(3,163)	(166.7)

Total operating profit	259,082	262,705	(3,623)	(1.4)
Other expenses	—	(1,440)	(1,440)	NM
Interest expense, net	(115,282)	(152,217)	(36,935)	(24.3)

Income before income tax expense	$143,800	$109,048	$34,752	31.9%

Innerwear

	Nine Months Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$1,830,437	$1,917,118	$(86,681)	(4.5)%
Segment operating profit	204,714	243,821	(39,107)	(16.0)

Overall net sales in the Innerwear segment were lower by $87 million or 5% in the nine months of 2008 compared to 2007. The lower net sales in our Innerwear segment were primarily due to a decline in the intimate apparel, socks, thermals and sleepwear product categories. We experienced softer sales at retail which resulted in lower intimate apparel sales in our secondary brands (barely there, Just My Size and Wonderbra) of $36 million, lower Hanes brand intimate apparel sales of $31 million and lower sales of private label brands of $9 million. In the nine months of 2008 compared to 2007, our Playtex brand intimate apparel net sales were higher by $16 million offset by lower Bali brand intimate apparel net sales of $4 million. Lower net sales in our socks product category reflects a decline in our Hanes brand of $10 million and Champion brand of $5 million. In addition, net sales of sleepwear and thermals product categories were each lower in the nine months of 2008 compared to 2007 by $6 million. Net sales were higher in our male underwear product category by $3 million, which includes the impact of exiting a license arrangement for a boys’ character underwear program in early 2008 that lowered sales by $11 million.

As a percent of segment net sales, gross profit percentage in the Innerwear segment was 37.1% in the nine months of 2008 compared to 37.6% in 2007. The lower gross profit is attributable to lower sales volume of $37 million, unfavorable product sales mix of $17 million, $7 million of higher freight costs due to a greater use of air freight, higher production costs of $5 million, lower product sales pricing of $5 million, higher cotton costs of $5 million, other vendor price increases of $4 million and higher other manufacturing overhead costs of $2 million. The higher production costs were related to higher energy and oil related costs including freight costs. These higher costs were offset by $18 million of savings from our cost reduction initiatives and prior restructuring actions, lower sales incentives of $12 million and lower on-going excess and obsolete inventory costs of $9 million.

The lower Innerwear segment operating profit in the nine months of 2008 compared to 2007 is primarily attributable to lower gross profit, higher technology consulting and related expenses of $6 million, higher bad debt expense of $4 million primarily related to the Mervyn’s bankruptcy and higher distribution expenses of $2 million partially offset by savings from prior restructuring actions of $11 million, lower non-media related MAP expenses of $4 million and lower spending in various areas of $2 million. In addition, we incurred higher expenses of $2 million in the nine months of 2008 compared to 2007 as a result of opening 10 retail stores over the last 12 months. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the nine months of 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was $2 million higher in the nine months of 2008 compared to 2007.

Outerwear
	Nine Months Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$880,809	$896,583	$(15,774)	(1.8)%
Segment operating profit	55,587	54,453	1,134	2.1

Net sales in the Outerwear segment were lower by $16 million or 2% in the nine months of 2008 compared to 2007 primarily as a result of lower net sales of retail casualwear of $29 million and lower net sales through our embellishment channel of $16 million, primarily in promotional t-shirts, offset by higher fleece sales. These decreases were offset by higher net sales of Champion brand activewear of $28 million and higher intersegment sales of $2 million.

As a percent of segment net sales, gross profit percentage in the Outerwear segment was 23.1% in the nine months of 2008 compared to 21.7% in 2007. The improvement in gross profit is primarily attributable to savings from our cost reduction initiatives and prior restructuring actions of $11 million, favorable product sales mix of $11 million, lower other manufacturing overhead costs of $11 million, higher product sales pricing of $5 million and lower freight costs of $2 million. These lower costs were partially offset by higher cotton costs of $8 million, higher production costs of $6 million, $6 million of unfavorable timing in cost recognition that is expected to reverse in the fourth quarter, higher on-going excess and obsolete inventory costs of $4 million, lower sales volume of $4 million, higher sales incentives of $2 million and other vendor price increases of $1 million. The higher production costs were related to higher energy and oil related costs including freight costs.

The higher Outerwear segment operating profit in the nine months of 2008 compared to 2007 is primarily attributable to higher gross profit and savings from our cost reduction initiatives and prior restructuring actions of $5 million partially offset by higher technology consulting and related expenses of $4 million, higher distribution expenses of $3 million, higher bad debt expense of $2 million primarily related to the Mervyn’s bankruptcy, higher media-related MAP expenses of $1 million and higher non-media related MAP expenses of $1 million. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the nine months of 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was $2 million higher in the nine months of 2008 compared to 2007.

Hosiery

	Nine Months Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$166,672	$189,215	$(22,543)	(11.9)%
Segment operating profit	52,944	52,849	95	0.2

Net sales in the Hosiery segment declined by $23 million or 12%, which was substantially more than the long-term trend primarily due to lower sales of the Hanes brand to national chains and department stores and the L’eggs brand to mass retailers and food and drug stores. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

As a percent of segment net sales, gross profit percentage was 48.6% in the nine months of 2008 compared to 46.7% in 2007. While the gross profit percentage was higher, gross profit dollars were lower for the nine months of 2008 compared to 2007 as a result of unfavorable product sales mix of $9 million, lower sales volume of $6 million and other vendor price increases of $2 million partially offset by savings from our cost reduction initiatives and prior restructuring actions of $3 million, lower sales incentives of $3 million, lower other manufacturing overhead costs of $2 million and lower on-going excess and obsolete inventory costs of $2 million.

Hosiery segment operating profit was flat in the nine months of 2008 compared to 2007 primarily due to lower distribution expenses of $3 million and savings from our cost reduction initiatives and prior restructuring actions of $2 million and lower non-media related MAP expenses of $1 million partially offset by the lower gross profit. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the nine months of 2008 is consistent with 2007.

Our consolidated selling, general and administrative expenses before segment allocations was $2 million higher in the nine months of 2008 compared to 2007.

International

	Nine Months Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$352,120	$303,119	$49,001	16.2%
Segment operating profit	47,662	34,321	13,341	38.9

Overall net sales in the International segment were higher by $49 million or 16% in the nine months of 2008 compared to 2007. During the nine months of 2008, our net sales were higher, in each case including the impact of foreign currency, in Europe of $19 million, Asia of $12 million, Canada of $11 million, and Latin America of $8 million. The growth in our European casualwear business was driven by the strength of the Stedman brand that is sold in the embellishment channel. Higher sales in our Champion brand casualwear business in Asia and our Hanes brand male underwear business in Canada also contributed to the sales growth. Changes in foreign currency exchange rates had a favorable impact on net sales of $31 million in the nine months of 2008 compared to 2007. The favorable impact was primarily due to the strengthening of the Euro, Japanese yen, Canadian dollar and Brazilian real.

As a percent of segment net sales, gross profit percentage was 40.9% in the nine months of 2008 compared to 2007 at 41.1%. While the gross profit percentage was lower, gross profit dollars were higher for the nine months of 2008 compared to 2007 as a result of a favorable impact related to foreign currency exchange rates of $13 million and favorable product sales mix of $8 million partially offset by higher sales incentives of $2 million.

The higher International segment operating profit in the nine months of 2008 compared to 2007 is primarily attributable to the higher gross profit partially offset by higher distribution expenses of $2 million, higher media-related MAP expenses of $1 million and $2 million of slightly higher spending in numerous areas. Changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on segment operating profit of $5 million in the nine months of 2008 compared to 2007.

Other
	Nine Months Ended
	September 27,	September 29,	Higher	Percent
	2008	2007	(Lower)	Change
	(dollars in thousands)

Net sales	$20,064	$46,629	$(26,565)	(57.0)%
Segment operating profit	304	(17)	321	NM

Overall lower net sales from our Other segment were primarily due to the continued vertical integration of a yarn and fabric operation acquisition from 2006 with less focus on sales of nonfinished fabric and yarn to third parties. We expect this decline to continue during the remainder of this year and sales of this segment to ultimately become insignificant to us. Net sales in this segment are generated for the purpose of maintaining asset utilization at certain manufacturing facilities and generating break even margins.

General Corporate Expenses

General corporate expenses were lower in the nine months of 2008 compared to 2007 primarily due to $5 million of higher gains on sales of assets, $4 million of higher net cost allocations to the segments, $4 million of lower start-up and shut-down costs associated with our consolidation and globalization of our supply chain, $3 million of spin off and related charges recognized in the nine months of 2007 which did not recur in 2008 and $2 million of higher foreign exchange transaction gains partially offset by $6 million in amortization of gain on curtailment of postretirement benefits in the nine months of 2007 which did not recur in 2008, a $5 million adjustment that reduced pension expense in 2007 related to the final separation of our pension assets and liabilities from those of Sara Lee and $2 million in losses from foreign currency derivatives.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are our cash generated by operations and availability under our revolving loan facility and our international loan facilities. At September 27, 2008, we have $443 million of borrowing availability under our $500 million revolving loan facility (after taking into account outstanding letters of credit), $86 million in cash and cash equivalents and $47 million of borrowing availability under our international loan facilities. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

The following has or is expected to impact liquidity:

•	we have principal and interest obligations under our long-term debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to add new manufacturing capacity in Central America, the Caribbean Basin and Asia;

•	we anticipate that we will decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly decrease our effective income tax rate; and

•	we have the authority to repurchase up to 10 million shares of our stock in the open market over the next few years, 2.8 million of which we have repurchased as of September 27, 2008.

We expect to be able to manage our working capital levels and capital expenditure amounts so as to maintain sufficient levels of liquidity. Depending on conditions in the capital markets and other factors, we will from time to time consider other financing transactions, the proceeds of which could be used to refinance current indebtedness or for other purposes. We continue to monitor the impact, if any, of the current conditions in the credit markets on our operations. Our access to financing at reasonable interest rates could become influenced by the economic and credit market environment. Deterioration in the capital markets, which has caused many financial institutions to seek additional capital, merge with larger and stronger financial institutions and, in some cases, fail, has led to concerns about the stability of financial institutions. We currently hold interest rate cap and swap derivative instruments to mitigate a portion of our interest rate risk and hold foreign exchange rate derivative instruments to mitigate the potential impact of currency fluctuations. Credit risk is the exposure to nonperformance of another party to an agreement. We mitigate credit risk by dealing with highly rated bank counterparties. We believe that our exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. Accordingly, we do not anticipate nonperformance by our counterparties.

Given the recent turmoil in the financial and credit markets, we have expanded our interest rate hedging portfolio at what we believe to be advantageous rates that are expected to minimize our overall interest rate risk. Approximately 56% of our total debt outstanding at September 27, 2008 was at a fixed or capped LIBOR rate. During and subsequent to the third quarter of 2008, we entered into additional interest rate hedging arrangements that will become effective during the fourth quarter of 2008 and that, combined with expirations of other portions of our interest rate derivative portfolio, will result in approximately 86% of our floating rate debt bearing interest at a fixed or capped LIBOR rate. The table below summarizes our interest rate derivative portfolio with respect to our long-term debt that will be effective in the fourth quarter of 2008 which takes into consideration derivatives that become effective and expire subsequent to the third quarter of 2008.

			Interest
			Rate	Hedge
	Amount	LIBOR	Spreads	Expiration Dates

Debt covered by interest rate caps:
Senior Secured and Second Lien Credit Facilities	$600,000	3.50%	1.50% to 3.75%	October 2009
Debt covered by interest rate swaps:
Floating Rate Notes	500,000	4.26%	3.38%	December 2012
Senior Secured and Second Lien Credit Facilities	500,000	5.14% to 5.18%	1.50% to 3.75%	October 2009 — October 2011
Senior Secured and Second Lien Credit Facilities	400,000	2.80%	1.50% to 3.75%	October 2010
Unhedged debt:
Accounts Receivable Securitization	250,000	Not applicable	Not applicable	Not applicable
Senior Secured and Second Lien Credit Facilities	65,250	Not applicable	Not applicable	Not applicable

	$2,315,250

In May 2008, Standard & Poor’s Ratings Services raised its corporate credit rating for us to BB- from B+, and also raised our bank loan and unsecured debt ratings. Standard & Poor’s stated that the rating upgrade reflects our positive operating momentum as a stand-alone entity since our spin-off from Sara Lee in September 2006, and also stated that our credit protection measures and operating results have improved and are in line with Standard & Poor’s expectations. Standard & Poor’s also noted that management is on track in executing our strategies. Standard & Poor’s current outlook for us is “stable.”

Consolidation and Globalization Strategy

We expect to continue our restructuring efforts as we continue to execute our consolidation and globalization strategy. The implementation of these efforts, which are designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs in the short-term and generate savings as well as higher inventory levels for a period of time. As further plans are developed and approved by management and in some cases our board of directors, we expect to recognize additional restructuring to eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations.

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

Rising Input Costs and Inflation

Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. While we do enter into short-term supply agreements and hedges in an attempt to protect our business from the volatility of the market price of cotton, our business can be affected by dramatic movements in cotton prices, although cotton has historically represented only 6% of our cost of sales. Cotton prices were 62 cents per pound for the nine months ended September 27, 2008 and 57 cents per pound for the nine months ended September 29, 2007. Taking into consideration the cotton costs currently included in inventory, we expect our cost of cotton to average 66 cents per pound for the full year 2008. The price of cotton currently in our inventory has risen to the mid 70 cents per pound range which is the price that will impact our operating results in the fourth quarter of 2008 and first quarter of 2009. The prices for the most recent cotton crop, which will impact our operating results in mid 2009, have decreased to the 50 cents per pound range. In addition, we continue to experience cost inflation with regards to oil related and other raw materials used in our products, such as dyes and chemicals, and increases in other costs, such as fuel, energy and utility costs.

Our ability to sell our products at competitive prices is subject to certain economic factors, some of which are beyond our control. A sustained trend of significantly increased inflationary pressure could have a material adverse effect on our business and results of operations. Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. In this regard, a significant portion of our products are manufactured in other countries and a further decline in the value of the U.S. dollar may result in higher manufacturing costs. Similarly, the cost of the materials that are used in our manufacturing process, such as cotton, are increasing as a result of inflation and other factors. In addition, inflation often is accompanied by higher interest rates, which could have a negative impact on spending, in which case our margins could decrease. Moreover, increases in inflation may not be matched by rises in income, which also could have a negative impact on spending. If we incur increased costs that are unable to be recouped, or if consumer spending decreases generally, our business, results of operations, financial condition and cash flows may be adversely affected. In an effort to mitigate the impact of these incremental costs on our operating results, we have informed our retail customers that we are raising domestic prices effective during the first quarter of 2009. We are implementing an average gross price increase of four percent in our domestic product categories. The range of price increases varies by individual product category.

Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, electricity power rates, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. For example, we are experiencing increased inflationary pressure on our product costs. The increase in our product costs may not be offset by comparable rises in the income of consumers of our products. These consumers may choose to purchase fewer of our products or lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our domestic price increases that will become effective during the first quarter of 2009. If any of these events occur, or if unfavorable economic conditions continue to challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.

Pension Plans

Our U.S. qualified pension plans are currently estimated at approximately 88% funded which should result in minimal pension funding requirements in the future. The funded status reflects a significant decrease in the fair value of plan assets due to the stock market’s performance during 2008. Due to the current funded status of the plans, we are not required to make any material mandatory contributions to our pension plans in 2008.

Consolidated Cash Flows

The information presented below regarding the sources and uses of our cash flows for the nine months ended September 27, 2008 and September 29, 2007 was derived from our consolidated financial statements.

	Nine Months Ended
	September 27,	September 29,
	2008	2007
	(dollars in thousands)

Operating activities	$(18,621)	$235,843
Investing activities	(109,644)	(50,320)
Financing activities	40,776	(167,739)
Effect of changes in foreign currency exchange rates on cash	(535)	2,620

Increase (decrease) in cash and cash equivalents	$(88,024)	$20,404
Cash and cash equivalents at beginning of year	174,236	155,973

Cash and cash equivalents at end of period	$86,212	$176,377

Operating Activities

Net cash used in operating activities was $19 million in the nine months of 2008 compared to cash provided by operating activities of $236 million in 2007. The net change in cash from operating activities of $255 million for the nine months of 2008 compared to 2007 is attributable to the higher uses of our working capital which was primarily driven by changes in inventory. Inventory grew $243 million from December 2007 primarily due to increases in levels needed to service our business over the next eighteen months as we execute our consolidation and globalization strategy which had an impact of approximately $185 million. In addition, cost increases for inputs such as cotton, oil and freight were approximately $52 million and the currency impact was approximately $6 million. We continually monitor our inventory levels to best balance current supply and demand with potential future demand that typically surges when consumers no longer postpone purchases in our product categories.

Investing Activities

Net cash used in investing activities was $110 million in the nine months of 2008 compared to $50 million in 2007. The higher net cash used in investing activities of $60 million for the nine months of 2008 compared to 2007 was primarily the result of higher capital expenditures. During the nine month period in 2008 capital expenditures were $123 million as we continue to build out our textile and sewing network in Central America, the Caribbean Basin and Asia and invest in our technology strategic initiatives. Also, we received cash proceeds from sales of assets of $24 million, primarily from dispositions of plant and equipment associated with our restructuring initiatives. In addition, we acquired a sewing operation in Thailand for $10 million during 2008.

Financing Activities

Net cash provided by financing activities was $41 million in the nine months of 2008 compared to cash used in financing activities of $168 million in 2007. The higher net cash provided by financing activities of $209 million for the nine months of 2008 compared to 2007 was primarily the result of higher net borrowings on notes payable of $49 million, repayments of $128 million of principal under our senior secured credit facility in 2007, the receipt from Sara Lee of $18 million in cash in 2008 and lower stock repurchases of $14 million.

Cash and Cash Equivalents

As of September 27, 2008 and December 29, 2007, cash and cash equivalents were $86 million and $174 million, respectively. The lower cash and cash equivalents as of September 27, 2008 was primarily the result of net capital expenditures of $99 million, $30 million of stock repurchases, the acquisition of a sewing operation in Thailand for $10 million and $19 million related to other uses of working capital partially offset by $52 million of net borrowings on notes payable and the receipt from Sara Lee of $18 million in cash.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 29, 2007. There have been no material changes during the nine months ended September 27, 2008 in these policies.

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

As of September 27, 2008, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of our derivative instruments related to interest rates, foreign exchange rates and cotton. The fair values of cotton derivatives are determined based on quoted prices in public markets and are categorized as Level 1. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. We do not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the third quarter and nine months ended September 27, 2008. There were no changes during the third quarter and nine months ended September 27, 2008 to our valuation techniques used to measure asset and liability fair values on a recurring basis.

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

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements of FASB Statement No. 133 about an entity’s derivative instruments and hedging activities to include more detailed qualitative disclosures and expanded quantitative disclosures. The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 will not have a material impact on our results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are required under our senior secured credit facility and our second lien credit facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. At September 27, 2008, we have outstanding hedging arrangements whereby we capped the interest rate on $700 million of our floating rate debt at 5.75%. We also entered into interest rate swaps tied to the 3-month and 6-month LIBOR rates whereby we fixed the interest rate on an aggregate of $600 million of our floating rate debt. Approximately 56% of our total debt outstanding at September 27, 2008 is at a fixed or capped rate. Due to the recent significant changes in the credit markets, the fair values of our interest rate hedging instruments have decreased approximately $6.7 million and $7.2 million during the third quarter and nine months ended September 27, 2008, respectively. This activity has been deferred into Accumulated Other Comprehensive Loss in our Condensed Consolidated Balance Sheet until the hedged transactions impact our earnings.

Subsequent to September 27, 2008, we entered into interest rate swap agreements with a notional amount totaling $400 million, as a result of which we have fixed LIBOR on a portion of our outstanding debt at 2.80% for a 2-year term. These agreements will become effective during the fourth quarter of 2008 and, when combined with expirations of other portions of our interest rate derivative portfolio, will result in approximately 86% of our floating rate debt bearing interest at a fixed or capped rate. Once these interest rate hedging arrangements become effective in the fourth quarter of 2008, the LIBOR interest rate component on $600 million of our floating rate debt will be capped at 3.50% and the LIBOR interest rate component on $1.4 billion of our floating rate debt will be fixed at a weighted average rate of 4.17%.

Cotton is the primary raw material we use to manufacture many of our products. While we attempt to protect our business from the volatility of the market price of cotton through short-term supply agreements and hedges, our business can be adversely affected by dramatic movements in cotton prices. The price of cotton currently in our inventory has risen to the mid 70 cents per pound range which is the price that will impact our operating results in the fourth quarter of 2008 and first quarter of 2009. The prices for the most recent cotton crop, which will impact our operating results in mid 2009, have decreased to the 50 cents per pound range. The ultimate effect of these pricing levels on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.

Worldwide economic conditions have recently deteriorated significantly in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, electricity power rates, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. For example, we are experiencing increased inflationary pressure on our product costs. The increase in our product costs may not be offset by comparable rises in the income of consumers of our products. These consumers may choose to purchase fewer of our products or lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our domestic price increases that become effective from time to time. If any of these events occur, or if unfavorable economic conditions continue to challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers of raw materials and finished goods, logistics and other service providers and financial institutions which are counterparties to our credit facilities and derivatives transactions. In addition, the ability of these third parties to overcome these difficulties may increase. For example, one of our customers, Mervyn’s, a regional retailer in California and the Southwest that originally filed for reorganization under Chapter 11 in July 2008, announced on October 17, 2008 its intention to wind down its business and conduct going-out-of-business sales at 149 remaining store locations under Chapter 11 of the U.S. Bankruptcy Code. The impact of this disclosure by Mervyn’s led us to take a $5.5 million charge in the third quarter. If third parties on which we rely for raw materials, finished goods or services are unable to overcome difficulties resulting from the deterioration in worldwide economic conditions and provide us with the materials and services we need, or if counterparties to our credit facilities or derivatives transactions do not perform their obligations, our business, results of operations, financial condition and cash flows could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Hanesbrands during the third quarter ended September 27, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May Yet
	Total Number of		as Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased	Paid per Share	Programs(1)	Programs(1)

06/29/08 — 08/02/08	269,350	$27.55	269,350	7,692,176
08/03/08 — 08/30/08	529,300	22.63	529,300	7,162,876
08/31/08 — 09/27/08	—	—	—	7,162,876

Total	798,650	$24.29	798,650	7,162,876

(1)	These repurchases were made pursuant to the repurchase program that was approved by our board of directors in January 2007 and announced in February 2007, which authorizes us to purchase up to 10 million shares of our common stock from time to time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the third quarter ended September 27, 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ E. Lee Wyatt Jr.
E. Lee Wyatt Jr.
Executive Vice President,
Chief Financial Officer

Date: October 31, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).
3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.12	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.13	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.14	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.15	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.16	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.17	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.18	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.19	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.20	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.21	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.)(incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.22	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.23	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.24	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.25	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.26	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.27	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.28	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.29	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.30	Certificate of Formation of Inner Self LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.31	Limited Liability Company Agreement of Inner Self LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.32	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.33	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.34	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.35	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC(incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.36	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.37	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.38	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.39	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.40	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.41	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.42	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.43	Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
4.1	Indenture, dated as of August 1, 2008, among the Registrant, certain subsidiaries of the Registrant, and Branch Banking and Trust Company, as Trustee (incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Commission file number 333-152733) filed with the Securities and Exchange Commission on August 1, 2008).
10.1	Second Amendment dated August 21, 2008 to the First Lien Credit Agreement dated as of September 5, 2006 among Hanesbrands Inc., the various financial institutions and other persons from time to time party thereto, HSBC Bank USA, National Association and LaSalle Bank National Association and Barclays Bank PLC, as the co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as the co-syndication agents, Citicorp USA, Inc., as the administrative agent, Citibank, N.A., as the collateral agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as the joint lead arrangers and joint bookrunners. (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).
10.2	First Amendment dated August 21, 2008 to the Second Lien Credit Agreement dated as of September 5, 2006 among HBI Branded Apparel Limited, Inc., Hanesbrands Inc., the various financial institutions and other persons from time to time party thereto, HSBC Bank USA, National Association and LaSalle Bank National Association and Barclays Bank PLC, as the co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as the co-syndication agents, Citicorp USA, Inc., as the administrative agent, Citibank, N.A., as the collateral agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as the joint lead arrangers and joint bookrunners . (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).
10.3	Hanesbrands Inc. Executive Deferred Compensation Plan, as amended.
10.4	Hanesbrands Inc. Retirement Savings Plan, as amended.
10.5	Hanesbrands Inc. Supplement Employee Retirement Savings Plan, as amended.
31.1	Certification of Richard A. Noll, Chief Executive Officer.
31.2	Certification of E. Lee Wyatt Jr., Chief Financial Officer.
32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2	Section 1350 Certification of E. Lee Wyatt Jr., Chief Financial Officer.

E-4