Form 10-K
period 2009-01-03
Hanesbrands Inc.
filed 2009-02-11
CIK 1359841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
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
Name of each exchange on which registered:
New York Stock Exchange
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 27, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,604,038,549 (based on the closing price of the common stock of $27.75 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).
     As of February 2, 2009, there were 93,576,662 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2009 annual meeting of stockholders.

Trademarks, Trade Names and Service Marks
     We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Annual Report on Form 10-K include the Hanes, Champion, C9 by Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Stedman, Outer Banks, Zorba, Rinbros and Duofold marks, which may be registered in the United States and other jurisdictions. We do not own any trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
•	our ability to execute our consolidation and globalization strategy, including migrating our production and manufacturing operations to lower-cost locations around the world;

•	our ability to successfully manage social, political, economic and other conditions affecting our foreign operations and supply chain sources, such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	current economic conditions;

•	consumer spending levels;

•	the risk of inflation or deflation;

•	financial difficulties experienced by any of our top customers or groups of customers;

•	our debt and debt service requirements that restrict our operating and financial flexibility and impose interest and financing costs;

•	the financial ratios that our debt instruments require us to maintain;

•	future financial performance, including availability, terms and deployment of capital;

•	dramatic changes in the volatile market price of cotton, the primary material used in the manufacture of our products;

•	the impact of increases in prices of other materials used in our products, such as dyes and chemicals;

•	the impact of increases in prices of oil-related materials and other costs, such as energy and utility costs;

•	our ability to effectively manage our inventory and reduce inventory reserves;

•	loss of or reduction in sales to any of our top customers, especially Wal-Mart, or group of customers;

•	the highly competitive and evolving nature of the industry in which we compete;

•	our ability to keep pace with changing consumer preferences;

•	our ability to continue to effectively distribute our products through our distribution network as we continue to consolidate our distribution network;

•	our ability to comply with environmental and occupational health and safety laws and regulations;

•	costs and adverse publicity arising from violations of labor laws by us or any of our third-party manufacturers;

•	our ability to attract and retain key personnel;

•	new litigation or developments in existing litigation; and

•	possible terrorist attacks and ongoing military action in the Middle East and other parts of the world.
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
WHERE YOU CAN FIND MORE INFORMATION
     We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You can inspect, read and copy these reports, proxy statements and other information at the public reference facilities the SEC maintains at 100 F Street, N.E., Washington, D.C. 20549.
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

PART I
Item 1.     Business
General
     We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, C9 by Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Stedman, Outer Banks, Zorba, Rinbros and Duofold. We design, manufacture, source and sell a broad range of apparel essentials such as t-shirts, bras, panties, men’s underwear, kids’ underwear, casualwear, activewear, socks and hosiery.
     The apparel essentials sector of the apparel industry is characterized by frequently replenished items, such as t-shirts, bras, panties, men’s underwear, kids’ underwear, socks and hosiery. Growth and sales in the apparel essentials industry are not primarily driven by fashion, in contrast to other areas of the broader apparel industry. We focus on the core attributes of comfort, fit and value, while remaining current with regard to consumer trends. The majority of our core styles continue from year to year, with variations only in color, fabric or design details. Some products, however, such as intimate apparel, activewear and sheer hosiery, do have an emphasis on style and innovation. We continue to invest in our largest and strongest brands to achieve our long-term growth goals. In addition to designing and marketing apparel essentials, we have a long history of operating a global supply chain that incorporates a mix of self-manufacturing, third-party contractors and third-party sourcing.
     Our fiscal year ends on the Saturday closest to December 31 and, until it was changed during 2006, ended on the Saturday closest to June 30. We refer to the fiscal year ended January 3, 2009 as the year ended January 3, 2009. A reference to a year ended on another date is to the fiscal year ended on that date.
     Our operations are managed and reported in five operating segments: Innerwear, Outerwear, International, Hosiery and Other. The following table summarizes our operating segments by category:

Segment	Primary Products	Primary Brands
Innerwear	Intimate apparel, such as bras, panties and bodywear	Hanes, Playtex, Bali, barely there, Just My Size, Wonderbra, Duofold
	Men’s underwear and kids’ underwear	Hanes, Champion, C9 by Champion, Polo Ralph Lauren*
	Socks	Hanes, Champion, C9 by Champion
Outerwear	Activewear, such as performance t-shirts and shorts and fleece	Champion, C9 by Champion
	Casualwear, such as t-shirts, fleece and sport shirts	Hanes, Just My Size, Outer Banks, Champion, Hanes Beefy-T
International	Activewear, men’s underwear, kids’ underwear, intimate apparel, socks, hosiery and casualwear	Hanes, Wonderbra,** Champion, Stedman, Playtex,** Zorba, Rinbros, Kendall,* Sol y Oro, Ritmo, Bali
Hosiery	Hosiery	L’eggs, Hanes, Donna Karan,* DKNY,* Just My Size
Other	Nonfinished products, including fabric and certain other materials	Not applicable

*	Brand used under a license agreement.

**	As a result of the February 2006 sale of the European branded apparel business of Sara Lee Corporation, or “Sara Lee,” we are not permitted to sell this brand in the member states of the European Union, or the “EU,” several other European countries and South Africa.
     Our brands have a strong heritage in the apparel essentials industry. According to The NPD Group/Consumer Tracking Service, or “NPD,” our brands hold either the number one or number two U.S. market position by sales value in most product categories in which we compete, for the 12 month period ended November 30, 2008. In 2008, Hanes was number one for the fifth consecutive year on the Women’s Wear Daily “Top 100 Brands Survey” for apparel and accessory brands that women know best and was number one for the fifth consecutive year as the most preferred men’s, women’s and children’s apparel brand of consumers in Retailing Today magazine’s “Top Brands Study.” Additionally, we had five of the top ten intimate apparel brands preferred by consumers in the Retailing Today study — Hanes, Playtex, Bali, Just My Size and L’eggs.
     Our products are sold through multiple distribution channels. During the year ended January 3, 2009, approximately 44% of our net sales were to mass merchants, 18% were to national chains and department stores, 9% were direct to consumers, 11% were in our International segment and 18% were to other retail channels such as embellishers, specialty retailers, warehouse clubs and sporting goods stores. We have strong, long-term relationships with our top customers, including relationships of more than ten years with each of our top ten customers. The size and operational scale of the high-volume retailers with which we do business require extensive category and product knowledge and specialized services regarding the quantity, quality and planning of product orders. We have organized multifunctional customer management teams, which has allowed us to form strategic long-term relationships with these customers and efficiently focus resources on category, product and service expertise. We also have customer-specific programs such as the C9 by Champion products marketed and sold through Target stores.
     Our ability to react to changing customer needs and industry trends is key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We seek to leverage our insights into consumer demand in the apparel essentials industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. Examples of our recent innovations include:
•	Hanes no ride up panties, specially designed for a better fit that helps women stay “wedgie-free” (2008).

•	Hanes Lay Flat Collar Undershirts and Hanes No Ride Up Boxer briefs, the brand’s latest innovation in product comfort and fit (2008).

•	Bali Concealers bras, the first and only bra with revolutionary concealing petals for complete modesty (2008).

•	Hanes Comfort Soft T-shirt (2007).

•	Bali Passion for Comfort bra, designed to be the ultimate comfort bra, features a silky smooth lining for a luxurious feel against the body (2007).

•	Hanes All-Over Comfort Bra, which features stay-put straps that don’t slip, cushioned wires that don’t poke and a tag-free back (2006).
     One of our key initiatives is to globalize our supply chain by balancing across hemispheres into “economic” clusters with fewer, larger facilities. During the year ended January 3, 2009, in furtherance of our efforts to execute our consolidation and globalization strategy, we approved actions to close 11 manufacturing facilities and three distribution centers and eliminate approximately 6,800 positions in Mexico, the United States, Costa Rica, Honduras and El Salvador. The production capacity represented by the manufacturing facilities has been relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. In addition, approximately 200 management and administrative positions were eliminated, with the majority of these positions based in the United States. We also have recognized accelerated depreciation with respect to owned or leased assets associated with manufacturing facilities and distribution centers which we closed during 2008 or anticipate closing in the next several years as part of our consolidation and globalization strategy. The continued implementation of this strategy, which is designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs in the short-term and to generate savings as well as higher inventory levels for the next 12 to 15 months. As further plans are developed and approved, we expect to recognize additional restructuring costs as we eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. As a result of this strategy, we expect to incur approximately $250 million in restructuring and related charges over the three year period following the spin off from Sara Lee on September 5, 2006, approximately half of which is expected to be noncash. As of January 3, 2009, we have recognized approximately $209 million and announced approximately $219 million in restructuring and related charges related to this strategy since September 5, 2006.

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
     Hanes is the largest and most widely recognized brand in our portfolio. In 2008, Hanes was number one for the fifth consecutive year on the Women’s Wear Daily “Top 100 Brands Survey” for apparel and accessory brands that women know best and was number one for the fifth consecutive year as the most preferred men’s, women’s and children’s apparel brand of consumers in Retailing Today magazine’s “Top Brands Study.” The Hanes brand covers all of our product categories, including men’s underwear, kids’ underwear, bras, panties, socks, t-shirts, fleece and sheer hosiery. Hanes stands for outstanding comfort, style and value. According to Millward Brown Market Research, Hanes is found in over 85% of the United States households that have purchased men’s or women’s casual clothing or underwear in the 12-month period ended December 31, 2008.
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
Our Segments
     Our operations are managed in five operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, International, Hosiery and Other. These segments are organized principally by product category and geographic location. Management of each segment is responsible for the operations of these businesses but share a common supply chain and media and marketing platforms. For more information about our segments, see Note 21 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Innerwear
     The Innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size, Wonderbra and Duofold brands. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes, Champion, C9 by Champion and Polo Ralph Lauren brand names. Our direct-to-consumer retail operations are included within the Innerwear segment. The retail operations include our value-based (“outlet”) stores, internet operations and catalogs which sell products from our portfolio of leading brands. As of January 3, 2009 and December 29, 2007, we had 213 and 216 outlet stores, respectively. Net sales for the year ended January 3, 2009 from our Innerwear segment were $2.4 billion, representing approximately 56% of total segment net sales.

Outerwear
     We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products primarily to wholesalers, who then resell to screen printers and embellishers, through brands such as Hanes, Champion, Outer Banks and Hanes Beefy-T. Net sales for the year ended January 3, 2009 from our Outerwear segment were $1.2 billion, representing approximately 28% of total segment net sales.
International
     International includes products that span across the Innerwear, Outerwear and Hosiery reportable segments and are marketed primarily under the Hanes, Wonderbra, Champion, Stedman, Playtex, Zorba, Rinbros, Kendall, Sol y Oro, Ritmo and Bali brands. Net sales for the year ended January 3, 2009 from our International segment were $460 million, representing approximately 11% of total segment net sales and included sales in Latin America, Asia, Canada and Europe. Canada, Europe, Japan and Mexico are our largest international markets, and we also have sales offices in India and China.
Hosiery
     We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our L’eggs, Hanes and Just My Size brands. Net sales for the year ended January 3, 2009 from our Hosiery segment were $228 million, representing approximately 5% of total segment net sales. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.
Other
     Our Other segment consists of sales of nonfinished products such as yarn and certain other materials in the United States and Latin America that maintain asset utilization at certain manufacturing facilities and are expected to generate break even margins. Net sales for the year ended January 3, 2009 in our Other segment were $22 million, representing less than 1% of total segment net sales. Net sales from our Other segment are expected to continue to decline and to ultimately become insignificant to us as we complete the implementation of our consolidation and globalization efforts.
Design, Research and Product Development
     At the core of our design, research and product development capabilities is a team of more than 300 professionals. We have combined our design, research and development teams into an integrated group for all of our product categories. A facility located in Winston-Salem, North Carolina, is the center of our research, technical design and product development efforts. We also employ creative design and product development personnel in our design center in New York City. During the years ended January 3, 2009 and December 29, 2007, the six months ended December 30, 2006 and the year ended July 1, 2006, we spent approximately $46 million, $45 million, $23 million and $55 million, respectively, on design, research and product development.
Customers
     In the year ended January 3, 2009, approximately 88% of our net sales were to customers in the United States and approximately 12% were to customers outside the United States. Domestically, almost 83% of our net sales were wholesale sales to retailers, 9% were direct to consumers and 8% were wholesale sales to third-party embellishers. We have well-established relationships with some of the largest apparel retailers in the world. Our largest customers are Wal-Mart Stores, Inc., or “Wal-Mart,” Target Corporation, or “Target,” and Kohl’s Corporation, or “Kohl’s,” accounting for 27%, 16% and 6%, respectively, of our total sales in the year ended January 3, 2009. As is common in the apparel essentials industry, we generally do not have purchase agreements that obligate our customers, including Wal-Mart, to purchase our products. However, all of our key customer relationships have been in place for ten years or more. Wal-Mart and Target are our only customers with sales that exceed 10% of any individual segment’s sales. In our Innerwear segment, Wal-Mart accounted for 32% of sales and Target accounted for 13% of sales during the year ended January 3, 2009. In our Outerwear segment, Target accounted for 30% of sales and Wal-Mart accounted for 21% of sales during the year ended January 3, 2009.
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
     Sales to the mass merchant channel accounted for approximately 44% of our net sales in the year ended January 3, 2009. We sell all of our product categories in this channel primarily under our Hanes, Just My Size, Playtex and C9 by Champion brands. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Wal-Mart. Wal-Mart, which accounted for approximately 27% of our net sales during the year ended January 3, 2009, is our largest mass merchant customer.
     Sales to the national chains and department stores channel accounted for approximately 18% of our net sales during the year ended January 3, 2009. These retailers target a higher-income consumer than mass merchants, focus more of their sales on apparel items rather than other consumer goods such as grocery and drug products, and are characterized by large retailers such as Kohl’s, JC Penney Company, Inc. and Sears Holdings Corporation. We sell all of our product categories in this channel. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than national chains or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s and Dillard’s, Inc. We sell products in our intimate apparel, hosiery and underwear categories through department stores.
     Sales to the direct to consumer channel, which are included within the Innerwear segment, accounted for approximately 9% of our net sales in the year ended January 3, 2009. We sell our branded products directly to consumers through our 213 outlet stores, as well as our catalogs and our web sites operating under the Hanes, OneHanesPlace, Just My Size and Champion names. Our outlet stores are value-based, offering the consumer a savings of 25% to 40% off suggested retail prices, and sell first-quality, excess, post-season, obsolete and slightly imperfect products. Our catalogs and web sites address the growing direct to consumer channel that operates in today’s 24/7 retail environment, and we have an active database of approximately three million consumers receiving our catalogs and emails. Our web sites have experienced significant growth and we expect this trend to continue as more consumers embrace this retail shopping channel.
     Sales in our International segment represented approximately 11% of our net sales during the year ended January 3, 2009, and included sales in Latin America, Asia, Canada and Europe. Canada, Europe, Japan and Mexico are our largest international markets, and we also have sales offices in India and China. We operate in several locations in Latin America including Mexico, Argentina, Brazil and Central America. From an export business perspective, we use distributors to service customers in the Middle East and Asia, and have a limited presence in Latin America. The brands that are the primary focus of the export business include Hanes underwear and Bali, Playtex, Wonderbra and barely there intimate apparel. As discussed below under “Intellectual Property,” we are not permitted to sell Wonderbra and Playtex branded products in the member states of the EU, several other European countries, and South Africa.
     Sales in other channels represented approximately 18% of our net sales during the year ended January 3, 2009. We sell t-shirts, golf and sport shirts and fleece sweatshirts to third-party embellishers primarily under our Hanes, Hanes Beefy-T and Outer Banks brands. Sales to third-party embellishers accounted for approximately 8% of our net sales during the year ended January 3, 2009. We also sell a significant range of our underwear, activewear and socks products under the Champion brand to wholesale clubs, such as Costco, and sporting goods stores, such as The

Sports Authority, Inc. We sell primarily legwear and underwear products under the Hanes and L’eggs brands to food, drug and variety stores. We sell products that span across our Innerwear, Outerwear and Hosiery segments to the U.S. military for sale to servicemen and servicewomen.
Inventory
     Effective inventory management is a key component of our future success. Because our customers do not purchase our products under long-term supply contracts, but rather on a purchase order basis, effective inventory management requires close coordination with the customer base. Through Kanban sales and production planning, inventory management, product scheduling, demand prioritization and related initiatives that facilitate just-in-time production and ordering systems, we seek to ensure that products are available to meet customer demands while effectively managing inventory levels. We also employ various other types of inventory management techniques that include collaborative forecasting and planning, vendor-managed inventory, key event management and various forms of replenishment management processes. We have demand management planners in our customer management group who work closely with customers to develop demand forecasts that are passed to the supply chain. We also have professionals within the customer management group who coordinate daily with our larger customers to help ensure that our customers’ planned inventory levels are in fact available at their individual retail outlets. Additionally, within our supply chain organization we have dedicated professionals who translate the demand forecast into our inventory strategy and specific production plans. These individuals work closely with our customer management team to balance inventory investment/exposure with customer service targets.
Seasonality and Other Factors
     Our operating results are subject to some variability. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. Sales are typically higher in the last two quarters (July to December) of each fiscal year. Socks, hosiery and fleece products generally have higher sales during this period as a result of cooler weather, back-to-school shopping and holidays. Sales levels in any period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. For example, we experienced a shift in timing by our largest retail customers of back-to-school programs from June to July in 2008. Our results of operations are also impacted by fluctuations and volatility in the price of cotton and oil-related materials and the timing of actual spending for our media, advertising and promotion expenses. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
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
     In 2008, we launched a number of new advertising and marketing initiatives:
•	We launched new “Look Who” advertising in June featuring Michael Jordan and Charlie Sheen to support our new Hanes Lay Flat Collar Undershirts and Hanes No Ride Up Boxer briefs. The campaign includes television advertising as well as online and video game advertising.

•	We introduced our new Hanes No Ride Up Panty with television advertising featuring Sarah Chalke in another new “Look Who” advertising campaign.

•	Building on the 10-year strategic alliance with The Walt Disney Company that we entered into in October 2007, we introduced a line of apparel inspired by the Champion items worn by characters in Walt Disney Pictures’ “High School Musical 3: Senior Year” to coincide with the opening of that movie in October 2008.

     We also continued some of our existing advertising and marketing initiatives:
•	Our alliance with The Walt Disney Company includes a number of features. Hanes is the presenting sponsor of the Rock ‘n’ Roller Coaster Starring Aerosmith, one of the most popular attractions at Disney-Hollywood Studios in Florida. Hanes has a customizable apparel venue in Downtown Disney at Walt Disney World Resort that enables guests to design and personalize their own custom t-shirts and other items. Champion has naming rights for the stadium at Disney’s Wide World of Sports Complex, the nation’s premier amateur sports venue. In addition to Champion Stadium, Champion has brand placement and promotional opportunities throughout the complex. We have in-store promotional and brand building opportunities at eight ESPN Zone restaurants and stores located across the country. Hanes and Champion have category exclusivity for select apparel at Disneyland Resort in Anaheim, Calif., Walt Disney World Resort and Disney’s Wide World of Sports Complex Stadium, both in Florida, and eight ESPN Zone stores. Our products, including t-shirts and tanks and fleece sweatshirts, sweatpants, hoodies and other family fleece, including infant and toddler items, are co-labeled, including Disneyland Resort by Hanes, Walt Disney World by Hanes, Disney’s Wide World of Sports Complex by Champion and ESPN Zone by Champion.

•	We continued our “How You Play” national advertising campaign for Champion that we launched in 2007. The campaign, which is the first campaign for our Champion brand since 2003, includes print, out-of-home and online components and is designed to capture the everyday moments of fun and sport in a series of cool and hip lifestyle images.

•	We continued the “Live Beautifully” campaign for our Bali brand, launched in the Spring of 2007. The print, television and online ad campaign features Bali bras and panties from its Passion for Comfort, Seductive Curve and Cotton Creations lines.

•	We continued our innovative and expressive advertising and marketing campaign called “Girl Talk,” launched in September 2007, in which confident, everyday women talk about their breasts, in support of our Playtex 18 Hour and Playtex Secrets product lines.
Distribution
     As of January 3, 2009, we distributed our products for the U.S. market from a total of 22 distribution centers. These facilities include 20 facilities located in the U.S. and two facilities located in regions where we manufacture our products. We internally manage and operate 16 of these facilities, and we use third-party logistics providers who operate the other six facilities on our behalf. International distribution operations use a combination of third-party logistics providers, as well as owned and operated distribution operations, to distribute goods to our various international markets.
     We are in the process of consolidating our distribution network to fewer larger facilities and have reduced the number of distribution centers from the 48 that we maintained at the time of the spin off to 36 as of January 3, 2009. In late 2008 we began preparing to ship products from a new 1.3 million square foot distribution center in Perris, California, and on January 13, 2009 began shipping products from this facility to our customers.
Manufacturing and Sourcing
     During the year ended January 3, 2009, approximately 66% of our finished goods sold were manufactured through a combination of facilities we own and operate and facilities owned and operated by third-party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We sourced the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.
     Finished Goods That Are Manufactured by Hanesbrands
     The manufacturing process for finished goods that we manufacture begins with raw materials we obtain from third parties. The principal raw materials in our product categories are cotton and synthetics. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market and the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We attempt to mitigate the effect of fluctuating raw material costs by entering into short-term supply agreements that set the price we will pay for cotton yarn and cotton-based textiles in future periods. We also enter into hedging contracts on cotton designed to protect us from severe market fluctuations in the wholesale prices of cotton. In addition to cotton yarn and cotton-based textiles, we use thread and trim for product identification, buttons, zippers, snaps and lace.
     Fluctuations in crude oil or petroleum prices may also influence the prices of items used in our business, such as chemicals, dyestuffs, polyester yarn and foam. Alternate sources of these materials and services are readily available. After they are sourced, cotton and synthetic materials are spun into yarn, which is then knitted into cotton, synthetic and blended fabrics. We spin a significant portion of the yarn and knit a significant portion of the fabrics we use in our owned and operated facilities. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with scheduled production. These fabrics are cut and sewn into finished products, either by us or by third-party contractors. Most of our cutting and sewing operations are located in Asia, Central America and the Caribbean Basin.
     Rising fuel, energy and utility costs may have a significant impact on our manufacturing costs. These costs may fluctuate due to a number of factors outside our control, including government policy and regulation and weather conditions.
     We continue to consolidate our manufacturing facilities and currently operate 52 manufacturing facilities, down from 70 at the time of our spin off. In making decisions about the location of manufacturing operations and third-party sources of supply, we consider a number of factors, including local labor costs, quality of production, applicable quotas and duties, and freight costs. During the second quarter of 2008, we added three company-owned sewing plants in Southeast Asia — two in Vietnam and one in Thailand — giving us four sewing plants in Asia. In October 2008, we acquired a 370-employee embroidery facility in Honduras. For the past eight years, these operations have produced embroidered and screen-printed apparel for us. This acquisition better positions us for long-term growth in these segments. During the fourth quarter of 2008, we commenced production at our 500,000 square foot socks manufacturing facility in El Salvador. This facility, co-located with textile manufacturing operations that we acquired in 2007, provides a manufacturing base in Central America from which to leverage our production scale at a lower cost location. We also continued construction of a textile production plant in Nanjing, China, which will be our first company-owned textile production facility in Asia. We expect production to commence in the fourth quarter of 2009. The Nanjing textile facility will enable us to expand and leverage our production scale in Asia as we balance our supply chain across hemispheres.
Finished Goods That Are Manufactured by Third Parties
     In addition to our manufacturing capabilities, we also source finished goods we design from third-party manufacturers, also referred to as “turnkey products.” Many of these turnkey products are sourced from international suppliers by our strategic sourcing hubs in Hong Kong and other locations in Asia.
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
Trade Regulation
     We are exposed to certain risks of doing business outside of the United States. We import goods from company-owned facilities in Asia, Central America, the Caribbean Basin and Mexico, and from suppliers in those areas and in Europe, Africa and the Middle East. These import transactions had been subject to constraints imposed by bilateral agreements that imposed quotas that limited the amount of certain categories of merchandise from certain countries that could be imported into the United States and the EU.
     Effective on January 1, 2005, the United States and other World Trade Organization, or “WTO,” member countries, with few exceptions, removed quotas on textile and apparel goods from WTO member countries including China. However in the middle of 2005, several countries, including the United States, imposed special safeguard quotas on some Chinese textile and apparel goods pursuant special provisions contained in China’s Accession Agreement to the WTO. These quotas expired at the end of 2008. Under different provisions of U.S. law, similar safeguard quotas may be re-imposed against China or imposed against other countries in the future. Our management evaluates the possible impact of these and similar actions on our ability to import products from China. If such safeguards were to be re-imposed, we do not expect that these restraints would have a material impact on us.
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
Competition
     The apparel essentials market is highly competitive and rapidly evolving. Competition generally is based upon price, brand name recognition, product quality, selection, service and purchasing convenience. Our businesses face competition today from other large corporations and foreign manufacturers. These competitors include Berskhire Hathaway Inc. through its subsidiary Fruit of the Loom, Inc., Warnaco Group Inc., Maidenform Brands, Inc. and Gildan Activewear, Inc. in our Innerwear business segment and Gildan Activewear, Inc., Berkshire Hathaway Inc. through its subsidiaries Russell Corporation and Fruit of the Loom, Inc., Nike, Inc., adidas AG through its adidas and Reebok brands and Under Armour Inc. in our Outerwear business segment. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, department stores and other retailers, including many of our customers, market and sell apparel essentials products under private labels that compete directly with our brands. We also face intense competition from specialty stores that sell private label apparel not manufactured by us such as Victoria’s Secret, Old Navy and The Gap.
     Our competitive strengths include our strong brands with leading market positions, our high-volume, core essentials focus, our significant scale of operations and our strong customer relationships.
•	Strong Brands with Leading Market Positions. According to NPD, our brands hold either the number one or number two U.S. market position by sales value in most product categories in which we compete, for the 12 month period ended November 30, 2008. According to NPD, our largest brand, Hanes, is the top-selling apparel brand in the United States by units sold, for the 12 month period ended November 30, 2008.

•	High-Volume, Core Essentials Focus. We sell high-volume, frequently replenished apparel essentials. The majority of our core styles continue from year to year, with variations only in color, fabric or design details, and are frequently replenished by consumers. We believe that our status as a high-volume seller of core apparel essentials creates a more stable and predictable revenue base and reduces our exposure to dramatic fashion shifts often observed in the general apparel industry.

•	Significant Scale of Operations. According to NPD, we are the largest seller of apparel essentials in the United States as measured by sales value for the 12 month period ended November 30, 2008. Most of our products are sold to large retailers that have high-volume demands. We believe that we are able to leverage

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
Intellectual Property
Overview
     We market our products under hundreds of trademarks and service marks in the United States and other countries around the world, the most widely recognized Hanes, Champion, C9 by Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Stedman, Outer Banks, Zorba, Rinbros and Duofold. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear, and we also hold licenses from various toy and media companies that give us the right to use certain of their proprietary characters, names and trademarks.
     Some of our own trademarks are licensed to third parties, such as Champion for athletic-oriented accessories. In the United States, the Playtex trademark is owned by Playtex Marketing Corporation, of which we own a 50% share and which grants to us a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of apparel in the United States and Canada. The other 50% share of Playtex Marketing Corporation is owned by Playtex Products, Inc., an unrelated third-party, which has a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of non-apparel products in the United States. Outside the United States and Canada, we own the Playtex trademark and perpetually license such trademark to Playtex Products, Inc. for non-apparel products. In addition, as described below, as part of Sara Lee’s sale in February 2006 of its European branded apparel business, an affiliate of Sun Capital Partners, Inc., or “Sun Capital,” has an exclusive, perpetual, royalty-free license to manufacture, sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the EU, as well as several other European nations and South Africa. We also own a number of copyrights. Our trademarks and copyrights are important to our marketing efforts and have substantial value. We aggressively protect these trademarks and copyrights from infringement and dilution through appropriate measures, including court actions and administrative proceedings.
     Although the laws vary by jurisdiction, trademarks generally remain valid as long as they are in use and/or their registrations are properly maintained. Most of the trademarks in our portfolio, including our core brands, are covered by trademark registrations in the countries of the world in which we do business, with registration periods generally ranging between seven and 10 years depending on the country. Trademark registrations can be renewed indefinitely as long as the trademarks are in use. We have an active program designed to ensure that our trademarks are registered, renewed, protected and maintained. We plan to continue to use all of our core trademarks and plan to renew the registrations for such trademarks for as long as we continue to use them. Most of our copyrights are unregistered, although we have a sizable portfolio of copyrighted lace designs that are the subject of a number of registrations at the U.S. Copyright Office.
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
Licensing Relationship with Tupperware Corporation
     In December 2005, Sara Lee sold its direct selling business, which markets cosmetics, skin care products, toiletries and clothing in 18 countries, to Tupperware Corporation, or “Tupperware.” In connection with the sale, Dart Industries Inc., or “Dart,” an affiliate of Tupperware, received a three-year exclusive license agreement which expires in June 2009 to use the C Logo, Champion U.S.A., Wonderbra, W by Wonderbra, The One and Only Wonderbra, Playtex, Just My Size and Hanes trademarks for the manufacture and sale, under the applicable brands, of certain men’s and women’s apparel in the Philippines, including underwear, socks, sportswear products, bras, panties and girdles, and for the exhaustion of similar product inventory in Malaysia. Dart also received a ten-year, royalty-free, exclusive license to use the Girls’ Attitudes trademark for the manufacture and sale of certain toiletries, cosmetics, intimate apparel, underwear, sports wear, watches, bags and towels in the Philippines. The rights and obligations under these agreements were assigned to us as part of the spin off.
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
Corporate Social Responsibility
     We have a formal corporate social responsibility (“CSR”) program that consists of five initiatives: a global business practices ethics program for all employees worldwide; a facility compliance program that seeks to ensure company and supplier plants meet our labor and social compliance standards; a product safety program; a global environmental management system that seeks to reduce the environmental impact of our operations; and a commitment to corporate philanthropy which seeks to meet the “fundamental needs” of the communities in which we live and work. We employ over 20 full-time CSR personnel across the globe to manage our program.
     In February 2008, we joined the Fair Labor Association and will undergo the Fair Labor Association’s two-year implementation process for accreditation of our global social compliance program. The Fair Labor Association works with industry, civil society organizations and colleges and universities to protect workers’ rights and improve working conditions in factories around the world. Participating companies in the Fair Labor Association are required to fulfill 10 company obligations, including conducting internal monitoring of facilities, submitting to independent monitoring audits and verification, and managing and reporting information on their compliance efforts. The Fair Labor Association conducts unannounced independent external monitoring audits of a sample of a participating company’s plants and suppliers and publishes the results of those audits (and any corrective action plans that may be needed) for the public to review.
     We incorporate Leadership in Energy and Environmental Design, or “LEED”-based practices into many remodeling and new construction projects for our facilities around the world. In May 2008, we earned the U.S. Green Building Council’s sustainability certification for our Bentonville, Arkansas sales office. The LEED certification was the first in Bentonville and the first for commercial interiors in Arkansas. The approximately 10,000 square-foot office, which opened in August 2007 to support our business with Wal-Mart, features advanced lighting, heating and cooling systems, natural light for every workspace, energy-efficient appliances, and low-

emission construction materials such as paint, adhesives, sealants, carpet, coatings and furniture. LEED for Commercial Interiors is the tenant-improvement category of the U.S. Green Building Council’s nationally accepted LEED Green Building Rating System. The category honors tenants without whole-building control who follow rigorous sustainability guidelines to design or improve their interior space. The LEED-certification process took seven months and required a third-party commissioning agent to verify the achievement of U.S. Green Building Council standards, including the performance of lighting and ventilation systems.
     In addition, our new distribution center in Perris, California was built to stringent standards set by the U.S. Green Building Council, and we will seek certification for the building from the Green Building Council for Leadership in Energy and Environmental Design, which would make it the largest LEED-certified warehouse in Southern California and one of the biggest in the world. Sustainable features of this distribution center include reduction of energy usage through extensive use of natural skylighting, motion-detection lighting, a design that does not require heating or air conditioning for a comfortable working environment, reduction of water usage compared with typical warehouses of its size through low-water bathroom fixtures and low-water landscaping, innovative site grading techniques and use of locally produced concrete and steel and many other LEED concepts such as use of paints, carpets and other materials with low volatile organic compound content, an organic-focused pest control program that minimizes chemical pesticide use, location near public transportation to reduce the parking lot size and reliance on automobile transportation, preferred parking for low-emission and low-energy vehicles, and on-site bicycle storage and shower and changing room facilities.
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
Employees
     As of January 3, 2009, we had approximately 45,200 employees, approximately 10,200 of whom were located in the United States. Of the employees located in the United States, approximately 2,200 were full or part-time employees in our stores within our direct to consumer channel. As of January 3, 2009, in the United States, approximately 30 employees were covered by collective bargaining agreements. A portion of our international employees were also covered by collective bargaining agreements. We believe our relationships with our employees are good.

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
We are continuing to execute our consolidation and globalization strategy and this process involves significant costs and the risk of operational interruption.
     The implementation of our consolidation and globalization strategy, which is designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs in the short-term and generate savings as well as higher inventory levels for the next 12 to 15 months. As further plans are developed and approved, we expect to recognize additional restructuring costs as we eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. As a result of this strategy, we expect to incur approximately $250 million in restructuring and related charges over the three year period following the spin off from Sara Lee on September 5, 2006, of which approximately half is expected to be noncash. As of January 3, 2009, we have recognized approximately $209 million and announced approximately $219 million in restructuring and related charges related to this strategy since September 5, 2006. This process may also result in operational interruptions, which may have an adverse effect on our business, results of operations, financial condition and cash flows.
Our supply chain relies on an extensive network of foreign operations and any disruption to or adverse impact on such operations may adversely affect our business, results of operations, financial condition and cash flows.
     We have an extensive global supply chain in which a significant portion of our products are manufactured in or sourced from locations in Asia, Central America, the Caribbean Basin and Mexico and we are continuing to add new manufacturing capacity in Asia, Central America and the Caribbean Basin. Potential events that may disrupt our foreign operations include:
•	political instability and acts of war or terrorism or other international events resulting in the disruption of trade;

•	other security risks;

•	disruptions in shipping and freight forwarding services;

•	increases in oil prices, which would increase the cost of shipping;

•	interruptions in the availability of basic services and infrastructure, including power shortages;

•	fluctuations in foreign currency exchange rates resulting in uncertainty as to future asset and liability values, cost of goods and results of operations that are denominated in foreign currencies;

•	extraordinary weather conditions or natural disasters, such as hurricanes, earthquakes, tsunamis, floods or fires; and

•	the occurrence of an epidemic, the spread of which may impact our ability to obtain products on a timely basis.
     Disruptions in our foreign supply chain could negatively impact our business by interrupting production in facilities outside the United States, increasing our cost of sales, disrupting merchandise deliveries, delaying receipt of the products into the United States or preventing us from sourcing our products at all. Depending on timing, these events could also result in lost sales, cancellation charges or excessive markdowns. All of the foregoing can have an adverse affect on our business, results of operations, financial condition and cash flows.
Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.
     Worldwide economic conditions have recently deteriorated significantly in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, electricity power rates, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. For example, we experienced a spike in oil related commodity prices during the summer of 2008. Increases in our product costs may not be offset by comparable rises in the income of consumers of our products. These consumers may choose to purchase fewer of our products or lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our domestic price increases that become effective from time to time. If any of these events occur, or if unfavorable economic conditions continue to challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.
     In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers of raw materials and finished goods, logistics and other service providers and financial institutions which are counterparties to our credit facilities and derivatives transactions. In addition, the inability of these third parties to overcome these difficulties may increase. For example, one of our customers, Mervyn’s, a regional retailer in California and the Southwest that originally filed for reorganization under Chapter 11 in July 2008, announced in October 2008 its intention to wind down its business and conduct going-out-of-business sales at remaining store locations. If third parties on which we rely for raw materials, finished goods or services are unable to overcome difficulties resulting from the deterioration in worldwide economic conditions and provide us with the materials and services we need, or if counterparties to our credit facilities or derivatives transactions do not perform their obligations, our business, results of operations, financial condition and cash flows could be adversely affected.
Our customers generally purchase our products on credit, and as a result, our results of operations, financial condition and cash flows may be adversely affected if our customers experience financial difficulties.
     During the past several years, various retailers, including some of our largest customers, have experienced significant difficulties, including restructurings, bankruptcies and liquidations, and the inability of retailers to overcome these difficulties may increase due to the recent deterioration of worldwide economic conditions. This could adversely affect us because our customers generally pay us after goods are delivered. Adverse changes in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s future purchases or limit our ability to collect accounts receivable relating to previous purchases by that customer. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
     Our leverage also could put us at a competitive disadvantage compared to our competitors that are less leveraged. These competitors could have greater financial flexibility to pursue strategic acquisitions, secure additional financing for their operations by incurring additional debt, expend capital to expand their manufacturing and production operations to lower-cost areas and apply pricing pressure on us. In addition, because many of our customers rely on us to fulfill a substantial portion of their apparel essentials demand, any concern these customers may have regarding our financial condition may cause them to reduce the amount of products they purchase from us. Our leverage could also impede our ability to withstand downturns in our industry or the economy.
If we are unable to maintain financial ratios associated with our indebtedness, such failure could cause the acceleration of the maturity of such indebtedness which would adversely affect our business.
     Covenants in the Credit Facilities and the Receivables Facility require us to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization), or leverage ratio. The recent deterioration of worldwide economic conditions could impact our ability to maintain the financial ratios contained in these agreements. If we fail to maintain these financial ratios, that failure could result in a default that accelerates the maturity of the indebtedness under such facilities, which could require that we repay such indebtedness in full, together with accrued and unpaid interest, unless we are able to negotiate new financial ratios or waivers of our current ratios with our lenders. Even if we are able to negotiate new financial ratios or waivers of our current financial ratios, we may be required to pay fees or make other concessions that may adversely impact our business. Any one of these options could result in significantly higher interest expense in 2009 and beyond. In addition, these options could require modification of our interest rate derivative portfolio, which could require us to make a cash payment in the event of terminating a derivative instrument or impact the effectiveness of our interest rate hedging instruments and require us to take non-cash charges. For information regarding our compliance with these covenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Trends and Uncertainties Affecting Liquidity.”
If we fail to meet our payment or other obligations, the lenders could foreclose on, and acquire control of, substantially all of our assets.
     In connection with our incurrence of indebtedness under the Credit Facilities, the lenders under those facilities have received a pledge of substantially all of our existing and future direct and indirect subsidiaries, with certain customary or agreed-upon exceptions for foreign subsidiaries and certain other subsidiaries. Additionally, these lenders generally have a lien on substantially all of our assets and the assets of our subsidiaries, with certain exceptions. The financial institutions that are party to the Receivables Facility have a lien on certain of our domestic accounts receivables. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the Credit Facilities or the Receivables Facility, the lenders under those facilities will be entitled to foreclose on substantially all of our assets and, at their option, liquidate these assets.
Our indebtedness restricts our ability to obtain additional capital in the future.
     The restrictions contained in the Credit Facilities and in the indenture governing the Floating Rate Senior Notes could limit our ability to obtain additional capital in the future to fund capital expenditures or acquisitions, meet our debt payment obligations and capital commitments, fund any operating losses or future development of our business affiliates, obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize our assets, or conduct other necessary or prudent corporate activities.
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
     The amount of the income of our foreign subsidiaries that we expect to remit to the United States may significantly impact our U.S. federal income tax expense. We pay U.S. federal income taxes on that portion of the income of our foreign subsidiaries that is expected to be remitted to the United States and be taxable. In order to service our debt obligations, we may need to increase the portion of the income of our foreign subsidiaries that we expect to remit to the United States, which may significantly increase our income tax expense. Consequently, our income tax expense has been, and will continue to be, impacted by our strategic initiative to make substantial capital investments outside the United States.
Significant fluctuations and volatility in the price of cotton and other raw materials we purchase may have a material adverse effect on our business, results of operations, financial condition and cash flows.
     Cotton is the primary raw material used in the manufacture of many of our products. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. While we do enter into short-term supply agreements and hedges from time to time in an attempt to protect our business from the volatility of the market price of cotton, our business can be affected by dramatic movements in cotton prices, although cotton represents only 8% of our cost of sales. Cotton prices were 65 cents per pound for the year ended January 3, 2009 and 56 cents per pound for the year ended December 29, 2007. The price of cotton currently in our inventory is in the mid 60 cents per pound range which is the price that will impact our operating results in the first half of 2009. The prices for the most recent cotton crop, which will impact our operating results in the second half of 2009, have decreased to the low 50 cents per pound range.
     We are not always successful in our efforts to protect our business from the volatility of the market price of cotton through short-term supply agreements and hedges, and our business can be adversely affected by dramatic movements in cotton prices. For example, we estimate that a change of $0.01 per pound in cotton prices would affect our annual raw material costs by $3 million, at current levels of production. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton would have a material adverse effect on our business, results of operations, financial condition and cash flows.
     In addition, during the summer of 2008 we experienced a spike in oil related commodity prices and other raw materials used in our products, such as dyes and chemicals, and increases in other costs, such as fuel, energy and utility costs. These costs may fluctuate due to a number of factors outside our control, including government policy and regulation and weather conditions.
Current market returns have had a negative impact on the return on plan assets for our pension and other postemployment plans, which may require significant funding.
     As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months. As a result of this disruption in the domestic and international equity and bond markets, our pension plans and other postemployment plans had a decrease in asset values of approximately 32% during the year ended January 3, 2009. We are unable to predict the severity or the duration of the current disruptions in the financial markets and the adverse economic conditions in the United States, Europe and Asia. We are not required to make any mandatory contributions to our plans in 2009. Nevertheless, the funded status of these plans, and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), continued losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. The continued downward pressure on the asset values of these plans may require us to fund obligations earlier than we had originally planned, which would have a negative impact on cash flows from operations.

The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies and materially harm our business.
     We purchase all of the raw materials used in our products and approximately 34% of the apparel designed by us from a limited number of third-party suppliers and manufacturers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third-party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third-party suppliers or manufacturers experience financial difficulties that they are not able to overcome resulting from the deterioration in worldwide economic conditions, reproduction problems, lack of capacity or transportation disruptions. The magnitude of this risk depends upon the timing of any interruptions, the materials or products that the third-party manufacturers provide and the volume of production.
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
     We are faced with the constant challenge of balancing our inventory with our ability to meet marketplace needs. We continually monitor our inventory levels to best balance current supply and demand with potential future demand that typically surges when consumers no longer postpone purchases in our product categories. Inventory reserves can result from the complexity of our supply chain, a long manufacturing process and the seasonal nature of certain products. Increases in inventory levels may also be needed to service our business as we continue to execute our consolidation and globalization strategy. As a result, we could be subject to high levels of obsolescence and excess stock. Based on discussions with our customers and internally generated projections, we produce, purchase and/or store raw material and finished goods inventory to meet our expected demand for delivery. However, we sell a large number of our products to a small number of customers, and these customers generally are not required by contract to purchase our goods. If, after producing and storing inventory in anticipation of deliveries, demand is lower than expected, we may have to hold inventory for extended periods or sell excess inventory at reduced prices, in some cases below our cost. There are inherent uncertainties related to the recoverability of inventory, and it is possible that market factors and other conditions underlying the valuation of inventory may change in the future and result in further reserve requirements. Excess inventory charges can reduce gross margins or result in operating losses, lowered plant and equipment utilization and lowered fixed operating cost absorption, all of which could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
     During the year ended January 3, 2009, our top ten customers accounted for 65% of our net sales and our top customers, Wal-Mart and Target, accounted for 27% and 16% of our net sales, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. In addition, our top customers are the largest market participants in our primary distribution channels across all of our product lines. Any loss of or material reduction in sales to any of our top ten customers, especially Wal-Mart and Target, would be difficult to recapture, and would have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
Our existing customers may require products on an exclusive basis, forms of economic support and other changes that could be harmful to our business.
     Customers increasingly may require us to provide them with some of our products on an exclusive basis, which could cause an increase in the number of stock keeping units, or “SKUs,” we must carry and, consequently, increase our inventory levels and working capital requirements. Moreover, our customers may increasingly seek markdown allowances, incentives and other forms of economic support which reduce our gross margins and affect our profitability. Our financial performance is negatively affected by these pricing pressures when we are forced to reduce our prices without being able to correspondingly reduce our production costs.
We operate in a highly competitive and rapidly evolving market, and our market share and results of operations could be adversely affected if we fail to compete effectively in the future.
     The apparel essentials market is highly competitive and evolving rapidly. Competition is generally based upon price, brand name recognition, product quality, selection, service and purchasing convenience. Our businesses face competition today from other large corporations and foreign manufacturers. These competitors include Berskhire Hathaway Inc. through its subsidiary Fruit of the Loom, Inc., Warnaco Group Inc., Maidenform Brands, Inc. and Gildan Activewear, Inc. in our Innerwear business segment and Gildan Activewear, Inc., Berkshire Hathaway Inc. through its subsidiaries Russell Corporation and Fruit of the Loom, Inc., Nike, Inc., adidas AG through its adidas and Reebok brands and Under Armour Inc. in our Outerwear business segment. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, department stores, specialty stores and other retailers, including many of our customers, market and sell apparel essentials products under private labels that compete directly with our brands. These customers may buy goods that are manufactured by others, which represents a lost business opportunity for us, or they may sell private label products manufactured by us, which have significantly lower gross margins than our branded products. We also face intense competition from specialty stores that sell private label apparel not manufactured by us, such as Victoria’s Secret, Old Navy and The Gap. Increased competition may result in a loss of or a reduction in shelf space and promotional support and reduced prices, in each case decreasing our cash flows, operating margins and profitability. Our ability to remain competitive in the areas of price, quality, brand recognition, research and product development, manufacturing and distribution will, in large part, determine our future success. If we fail to compete successfully, our market share, results of operations and financial condition will be materially and adversely affected.
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
Our business could be harmed if we are unable to deliver our products to the market due to problems with our distribution network.
     We distribute our products from facilities that we operate as well as facilities that are operated by third-party logistics providers. These facilities include a combination of owned, leased and contracted distribution centers. We are in the process of consolidating our distribution network to fewer larger facilities, including the recent opening of a 1.3 million square foot facility in Perris, California. This consolidation of our distribution network will involve significant change, including movement of product during the transitional period, implementation of new warehouse management systems and technology, and opening of new distribution centers and new third-party logistics providers to replace parts of our legacy distribution network. Because substantially all of our products are distributed from a relatively small number of locations, our operations could also be interrupted by extraordinary weather conditions or natural disasters, such as hurricanes, earthquakes, tsunamis, floods or fires near our distribution centers. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions to our distribution network. In addition, our distribution network is dependent on the timely performance of services by third parties, including the transportation of product to and from our distribution facilities. If we are unable to successfully operate our distribution network, our business, results of operations, financial condition and cash flows could be adversely affected.
Any inadequacy, interruption, integration failure or security failure with respect to our information technology could harm our ability to effectively operate our business.
     Our ability to effectively manage and operate our business depends significantly on our information technology systems. As part of our efforts to consolidate our operations, we also expect to continue to incur costs associated with the integration of our information technology systems across our company over the next several years. This process involves the consolidation or possible replacement of technology platforms so that our business functions are served by fewer platforms, and has resulted in operational inefficiencies and in some cases increased our costs. We are subject to the risk that we will not be able to absorb the level of systems change, commit the necessary resources or focus the management attention necessary for the implementation to succeed. Many key strategic initiatives of major business functions, such as our supply chain and our finance operations, depend on advanced capabilities enabled by the new systems and if we fail to properly execute or if we miss critical deadlines in the implementation of this initiative, we could experience serious disruption and harm to our business. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the operations of our business.
If we experience a data security breach and confidential customer information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have a material adverse effect on our business.
     In addition, we and our customers could suffer harm if customer information were accessed by third parties due to a security failure in our systems. The collection of data and processing of transactions through our direct-to-consumer internet and catalog operations require us to receive and store a large amount of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions. Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. If some of the current proposals are adopted, we may be subject to more extensive requirements to protect the customer information that we process in connection with the purchases of our products. We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, results of operations, financial condition and cash flows due to the costs and negative market reaction relating to such developments.
Compliance with environmental and other regulations could require significant expenditures.
     We are subject to various federal, state, local and foreign laws and regulations that govern our activities, operations and products that may have adverse environmental, health and safety effects, including laws and regulations relating to generating emissions, water discharges, waste, product and packaging content and workplace safety. Noncompliance with these laws and regulations may result in substantial monetary penalties and criminal sanctions. Future events that could give rise to manufacturing interruptions or environmental remediation include changes in existing laws and regulations, the enactment of new laws and regulations, a release of hazardous substances on or from our properties or any associated offsite disposal location, or the discovery of contamination from current or prior activities at any of our properties. While we are not aware of any proposed regulations or remedial obligations that could trigger significant costs or capital expenditures in order to comply, any such regulations or obligations could adversely affect our business, results of operations, financial condition and cash flows.
International trade regulations may increase our costs or limit the amount of products that we can import from suppliers in a particular country, which could have an adverse effect on our business.
     Because a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States, we are subject to international trade regulations. The international trade regulations to which we are subject or may become subject include tariffs, safeguards or quotas. These regulations could limit the countries in which we produce or from which we source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by international trade regulations can have a particular impact on our business when, after we have moved our operations to a particular location, new unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed. The countries in which our products are manufactured or into which they are imported may from time to time impose additional new regulations, or modify existing regulations, including:
•	additional duties, taxes, tariffs and other charges on imports, including retaliatory duties or other trade sanctions, which may or may not be based on WTO rules, and which would increase the cost of products produced in such countries;

•	limitations on the quantity of goods which may be imported into the United States from a particular country, including the imposition of further “safeguard” mechanisms by the U.S. government or governments in other jurisdictions, limiting our ability to import goods from particular countries, such as China;

•	changes in the classification of products that could result in higher duty rates than we have historically paid;

•	modification of the trading status of certain countries;

•	requirements as to where products are manufactured;

•	creation of export licensing requirements, imposition of restrictions on export quantities or specification of minimum export pricing; or

•	creation of other restrictions on imports.
     Adverse international trade regulations, including those listed above, would have a material adverse effect on our business, results of operations, financial condition and cash flows.

Due to the extensive nature of our foreign operations, fluctuations in foreign currency exchange rates could negatively impact our results of operations.
     We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our raw materials, including cotton, our primary raw material, pay a portion of our wages and make other payments in our supply chain in foreign currencies. As a result, when the U.S. dollar weakens against any of these currencies, our cost of sales could increase substantially. Outside the United States, we may pay for materials or finished products in U.S. dollars, and in some cases a strengthening of the U.S. dollar could effectively increase our costs where we use foreign currency to purchase the U.S. dollars we need to make such payments. We use foreign exchange forward and option contracts to hedge material exposure to adverse changes in foreign exchange rates. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our Consolidated Financial Statements due to the translation of operating results and financial position of our foreign subsidiaries.
We had approximately 45,200 employees worldwide as of January 3, 2009, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.
     We had approximately 45,200 employees worldwide as of January 3, 2009. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. Approximately 35,000 of those employees were outside of the United States. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
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
     We cannot fully control the business and labor practices of our third-party manufacturers, the majority of whom are located in Asia, Central America and the Caribbean Basin. If one of our own manufacturing operations or one of our third-party manufacturers violates or is accused of violating local or international labor laws or other applicable regulations, or engages in labor or other practices that would be viewed in any market in which our products are sold as unethical, we could suffer negative publicity, which could tarnish our brands’ image or result in a loss of sales. In addition, if such negative publicity affected one of our customers, it could result in a loss of business for us.
Our business depends on our senior management team and other key personnel.
     Our success depends upon the continued contributions of our senior management team and other key personnel, some of whom have unique talents and experience and would be difficult to replace. The loss or interruption of the services of a member of our senior management team or other key personnel could have a material adverse effect on our business during the transitional period that would be required for a successor to assume the responsibilities of the position. Our future success will also depend on our ability to attract and retain key managers, sales people and others. We may not be able to attract or retain these employees, which could adversely affect our business.

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
Businesses that we may acquire may fail to perform to expectations, and we may be unable to successfully integrate acquired businesses with our existing business.
     From time to time, we may evaluate potential acquisition opportunities to support and strengthen our business. We may not be able to realize all or a substantial portion of the anticipated benefits of acquisitions that we may consummate. Newly acquired businesses may not achieve expected results of operations, including expected levels of revenues, and may require unanticipated costs and expenditures. Acquired businesses may also subject us to liabilities that we were unable to discover in the course of our due diligence, and our rights to indemnification from the sellers of such businesses, even if obtained, may not be sufficient to offset the relevant liabilities. In addition, the integration of newly acquired businesses may be expensive and time-consuming and may not be entirely successful. Integration of the acquired businesses may also place additional pressures on our systems of internal control over financial reporting. If we are unable to successfully integrate newly acquired businesses or if acquired businesses fail to produce targeted results, it could have an adverse effect on our results of operations or financial condition.
Our historical financial information and operations for periods prior to the spin off are not necessarily indicative of our results as a separate company and therefore may not be reliable as an indicator of our future financial results.
     Our historical financial statements for periods prior to the spin off on September 5, 2006 were created from Sara Lee’s financial statements using our historical results of operations and historical bases of assets and liabilities as part of Sara Lee. Accordingly, historical financial information for periods prior to the spin off is not necessarily indicative of what our financial position, results of operations and cash flows would have been if we had been a separate, stand alone entity during those periods. Our historical financial information for periods prior to the spin off is also not necessarily indicative of what our results of operations, financial position and cash flows will be in the future and, for periods prior to the spin off, does not reflect many significant changes in our capital structure, funding and operations resulting from the spin off. While our results of operations for periods prior to the spin off include all costs of Sara Lee’s branded apparel business, these costs and expenses do not include all of the costs that would have been incurred by us had we been an independent company during those periods. In addition, we have not made adjustments to our historical financial information to reflect changes, many of which are significant, that occurred in our cost structure, financing and operations as a result of the spin off, including the substantial debt we incurred and pension liabilities we assumed in connection with the spin off. In addition, our effective income tax rate as reflected in our historical financial information for periods prior to the spin off has not been and may not be indicative of our future effective income tax rate.
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
     In addition, we have adopted a stockholder rights agreement which provides that in the event of an acquisition of or tender offer for 15% of our outstanding common stock, our stockholders, other than the acquiror, shall be granted rights to purchase our common stock at a certain price. The stockholder rights agreement could make it more difficult for a third-party to acquire our common stock without the approval of our board of directors.
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

Name	Age	Positions
Richard A. Noll	51	Chief Executive Officer and Chairman of the Board of Directors
Gerald W. Evans Jr.	49	President, Global Supply Chain and Asia Business Development
William J. Nictakis	48	President, Chief Commercial Officer
Joia M. Johnson	48	Executive Vice President, General Counsel and Corporate Secretary
Kevin W. Oliver	51	Executive Vice President, Human Resources
E. Lee Wyatt Jr.	56	Executive Vice President, Chief Financial Officer
     Richard A. Noll has served as our Chief Executive Officer since April 2006, as a director since our formation in September 2005 and as Chairman of the Board of Directors since January 2009. From December 2002 until the completion of the spin off in September 2006, he also served as a Senior Vice President of Sara Lee. From July 2005 to April 2006, Mr. Noll served as President and Chief Operating Officer of Sara Lee Branded Apparel. Mr. Noll served as Chief Executive Officer of the Sara Lee Bakery Group from July 2003 to July 2005 and as the Chief Operating Officer of the Sara Lee Bakery Group from July 2002 to July 2003. From July 2001 to July 2002, Mr. Noll was Chief Executive Officer of Sara Lee Legwear, Sara Lee Direct and Sara Lee Mexico. Mr. Noll joined Sara Lee in 1992 and held a number of management positions with increasing responsibilities while employed by Sara Lee.
     Gerald W. Evans Jr. has served as our President, Global Supply Chain and Asia Business Development since February 2008. From the completion of the spin off in September 2006 until February 2008, he served as Executive Vice President, Chief Supply Chain Officer. From July 2005 until the completion of the spin off, Mr. Evans served as a Vice President of Sara Lee and as Chief Supply Chain Officer of Sara Lee Branded Apparel. Mr. Evans served as President and Chief Executive Officer of Sara Lee Sportswear and Underwear from March 2003 until June 2005 and as President and Chief Executive Officer of Sara Lee Sportswear from March 1999 to February 2003.
     William J. Nictakis has served as our President, Chief Commercial Officer since November 2007. From June 2003 until November 2007, Mr. Nictakis served as President of the Sara Lee Bakery Group. From May 1999 through June 2003, Mr. Nictakis was Vice President, Sales, of Frito-Lay, Inc., a subsidiary of PepsiCo, Inc. that manufactures, markets, sells and distributes branded snacks.
     Joia M. Johnson has served as our Executive Vice President, General Counsel and Corporate Secretary since January 2007. From May 2000 until January 2007, Ms. Johnson served as Executive Vice President, General Counsel and Secretary of RARE Hospitality International, Inc., an owner, operator and franchisor of national chain restaurants.
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
Item 2. Properties
     We own and lease properties supporting our administrative, manufacturing, distribution and direct outlet activities. We own our approximately 470,000 square-foot headquarters located in Winston-Salem, North Carolina, which houses our various sales, marketing and corporate business functions. Research and development as well as certain product-design functions also are located in Winston-Salem, while other design functions are located in New York City. Our products are manufactured through a combination of facilities we own and operate and facilities owned and operated by third-party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We source the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs.
     As of January 3, 2009, we owned and leased properties in 23 countries, including 52 manufacturing facilities and 22 distribution centers, as well as office facilities. The leases for these properties expire between January 4, 2009 and 2019, with the exception of some seasonal warehouses that we lease on a month-by-month basis. For more information about our capital lease obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Contractual Obligations and Commitments.”
     As of January 3, 2009, we also operated 213 direct outlet stores in 40 states, most of which are leased under five-year, renewable lease agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.

     The following table summarizes our properties by country as of January 3, 2009:

	Owned	Leased
Properties by Country (1)	Square Feet	Square Feet	Total
United States	10,378,908	5,413,658	15,792,566
Non-U.S. facilities:
Mexico	867,167	355,533	1,222,700
Dominican Republic	746,484	400,338	1,146,822
Honduras	356,279	917,966	1,274,245
El Salvador	1,051,395	268,892	1,320,287
Costa Rica	470,111	—	470,111
Canada	289,480	126,777	416,257
Brazil	—	164,548	164,548
Thailand	277,733	14,142	291,875
Belgium	—	101,934	101,934
Argentina	87,279	7,301	94,580
China	1,099,166	87,573	1,186,739
Vietnam	111,385	68,129	179,514
10 other countries	—	78,019	78,019

Total non-U.S. facilities	5,356,479	2,591,152	7,947,631

Totals	15,735,387	8,004,810	23,740,197

(1)	Excludes vacant land.
     The following table summarizes the properties primarily used by our segments as of January 3, 2009:

	Owned	Leased
Properties by Country (1)	Square Feet	Square Feet	Total
Innerwear	5,149,083	3,984,565	9,133,648
Outerwear	4,601,476	1,223,013	5,824,489
International	452,014	837,960	1,289,974
Hosiery	1,143,897	39,000	1,182,897
Other (2)	—	—	—

Totals	11,346,470	6,084,538	17,431,008

(1)	Excludes vacant land, facilities no longer in operation intended for disposal, sourcing offices not associated with a particular segment, and office buildings housing corporate functions.

(2)	Our Other segment is comprised of sales of nonfinished products such as fabric and certain other materials in the United States and Latin America that maintain asset utilization at certain manufacturing facilities used by one or more of the Innerwear, Outerwear, International or Hosiery segments and are expected to generate break even margins. No facilities are used primarily by our Other segment.
Item 3. Legal Proceedings
     Although we are subject to various claims and legal actions that occur from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of stockholders during the quarter ended January 3, 2009.

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
     The following table sets forth the high and low sales prices for our common stock for the indicated periods:

	High	Low
2007
Quarter ended March 30, 2007	$29.65	$23.69
Quarter ended June 30, 2007	$29.65	$25.25
Quarter ended September 29, 2007	$33.73	$24.00
Quarter ended December 29, 2007	$31.58	$25.20
2008
Quarter ended March 29, 2008	$30.40	$21.47
Quarter ended June 28, 2008	$37.73	$27.45
Quarter ended September 27, 2008	$29.00	$21.38
Quarter ended January 3, 2009	$22.77	$8.54
Holders of Record
     On February 2, 2009, there were 44,338 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were more than 98,000 beneficial owners of our common stock as of February 2, 2009.
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
Issuer Purchases of Equity Securities
     There were no purchases by Hanesbrands during the quarter ended January 3, 2009 of equity securities that are registered under Section 12 of the Exchange Act.
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
COMPARISON OF CUMULATIVE TOTAL RETURN
Compliance with Certain New York Stock Exchange Requirements
     As required by the rules of the New York Stock Exchange, Richard A. Noll, our Chief Executive Officer must certify to the New York Stock Exchange each year that he is not aware of any violation by Hanesbrands of New York Stock Exchange corporate governance listing standards as of the date of his certification, qualifying the certification to the extent necessary. Mr. Noll’s certification filed with the New York Stock Exchange on May 15, 2008 did not contain any qualifications. We are filing, as exhibits to this Annual Report on Form 10-K, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.
Equity Compensation Plan Information
     The following table provides information about our equity compensation plans as of January 3, 2009.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance (1)
Equity compensation plans approved by security holders	8,503,216	$22.78	5,781,240
Equity compensation plans not approved by security holders	—	—	—

Total	8,503,216	$22.78	5,781,240

(1)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 3,546,505 shares available under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 and 2,234,735 shares available under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006.

Item 6. Selected Financial Data
     The following table presents our selected historical financial data. The statement of income data for the years ended January 3, 2009 and December 29, 2007, the six-month period ended December 30, 2006 and the year ended July 1, 2006 and the balance sheet data as of January 3, 2009 and December 29, 2007 have been derived from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended July 2, 2005 and July 3, 2004 and the balance sheet data as of December 30, 2006, July 1, 2006, July 2, 2005 and July 3, 2004 has been derived from our consolidated financial statements not included in this Annual Report on Form 10-K.
     In October 2006, our Board of Directors approved a change in our fiscal year end from the Saturday closest to June 30 to the Saturday closest to December 31. As a result of this change, our consolidated financial statements include presentation of the transition period beginning on July 2, 2006 and ending on December 30, 2006.
     Our historical financial data for periods prior to our spin off from Sara Lee on September 5, 2006 is not necessarily indicative of our future performance or what our financial position and results of operations would have been if we had operated as a separate, stand alone entity during all of the periods shown. The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

			Six Months
	Years Ended		Ended	Years Ended
	January 3,	December 29,	December 30,	July 1,	July 2,	July 3,
	2009	2007	2006	2006	2005	2004
	(amounts in thousands, except per share data)
Statement of Income Data:
Net sales	$4,248,770	$4,474,537	$2,250,473	$4,472,832	$4,683,683	$4,632,741
Cost of sales	2,871,420	3,033,627	1,530,119	2,987,500	3,223,571	3,092,026

Gross profit	1,377,350	1,440,910	720,354	1,485,332	1,460,112	1,540,715
Selling, general and administrative expenses	1,009,607	1,040,754	547,469	1,051,833	1,053,654	1,087,964
Gain on curtailment of postretirement benefits	—	(32,144)	(28,467)	—	—	—
Restructuring	50,263	43,731	11,278	(101)	46,978	27,466

Operating profit	317,480	388,569	190,074	433,600	359,480	425,285
Other (income) expense	(634)	5,235	7,401	—	—	—
Interest expense, net	155,077	199,208	70,753	17,280	13,964	24,413

Income before income tax expense (benefit)	163,037	184,126	111,920	416,320	345,516	400,872
Income tax expense (benefit)	35,868	57,999	37,781	93,827	127,007	(48,680)

Net income	$127,169	$126,127	$74,139	$322,493	$218,509	$449,552

Earnings per share — basic(1)	$1.35	$1.31	$0.77	$3.35	$2.27	$4.67
Earnings per share — diluted(2)	$1.34	$1.30	$0.77	$3.35	$2.27	$4.67
Weighted average shares — basic(1)	94,171	95,936	96,309	96,306	96,306	96,306
Weighted average shares — diluted(2)	95,164	96,741	96,620	96,306	96,306	96,306

	January 3,	December 29,	December 30,	July 1,	July 2,	July 3,
	2009	2007	2006	2006	2005	2004
			(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$67,342	$174,236	$155,973	$298,252	$1,080,799	$674,154
Total assets	3,534,049	3,439,483	3,435,620	4,903,886	4,257,307	4,402,758
Noncurrent liabilities:
Long-term debt	2,130,907	2,315,250	2,484,000	—	—	—
Other noncurrent liabilities	469,703	146,347	271,168	49,987	53,559	35,934
Total noncurrent liabilities	2,600,610	2,461,597	2,755,168	49,987	53,559	35,934
Total stockholders’ or parent companies’ equity	185,155	288,904	69,271	3,229,134	2,602,362	2,797,370

(1)	Prior to the spin off on September 5, 2006, the number of shares used to compute basic and diluted earnings per share is 96,306, which was the number of shares of our common stock outstanding on September 5, 2006.

(2)	Subsequent to the spin off on September 5, 2006, the number of shares used to compute diluted earnings per share is based on the number of shares of our common stock outstanding, plus the potential dilution that could occur if restricted stock units and options granted under our equity-based compensation arrangements were exercised or converted into common stock.

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
     MD&A is a supplement to our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and is provided to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:
•	Overview. This section provides a general description of our company and operating segments, business and industry trends, our key business strategies, our consolidation and globalization strategy, and background information on other matters discussed in this MD&A.

•	Components of Net Sales and Expense. This section provides an overview of the components of our net sales and expense that are key to an understanding of our results of operations.

•	Highlights from the Year Ended January 3, 2009. This section discusses some of the highlights of our performance and activities during 2008.

•	Consolidated Results of Operations and Operating Results by Business Segment. These sections provide our analysis and outlook for the significant line items on our statements of income, as well as other information that we deem meaningful to an understanding of our results of operations on both a consolidated basis and a business segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of trends and uncertainties affecting liquidity, cash requirements for our business, sources and uses of our cash and our financing arrangements.

•	Critical Accounting Policies and Estimates. This section discusses the accounting policies that we consider important to the evaluation and reporting of our financial condition and results of operations, and whose application requires significant judgments or a complex estimation process.

•	Recently Issued Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting pronouncements and guidance that we will be required to adopt in a future period.
Overview
Our Company
     We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, C9 by Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Stedman, Outer Banks, Zorba, Rinbros and Duofold. We design, manufacture, source and sell a broad range of apparel essentials such as t-shirts, bras, panties, men’s underwear, kids’ underwear, casualwear, activewear, socks and hosiery.
     According to NPD, our brands hold either the number one or number two U.S. market position by sales value in most product categories in which we compete, for the 12 month period ended November 30, 2008. In 2008, Hanes was number one for the fifth consecutive year on the Women’s Wear Daily “Top 100 Brands Survey” for apparel and accessory brands that women know best and was number one for the fifth consecutive year as the most preferred men’s, women’s and children’s apparel brand of consumers in Retailing Today magazine’s “Top Brands Study.” Additionally, the company had five of the top ten intimate apparel brands preferred by consumers in the Retailing Today study — Hanes, Playtex, Bali, Just My Size and L’eggs.

     Our distribution channels include direct to consumer sales at our outlet stores, national chains and department stores and warehouse clubs, mass-merchandise outlets and international sales. For the year ended January 3, 2009, approximately 44% of our net sales were to mass merchants, 18% were to national chains and department stores, 9% were direct to consumers, 11% were in our International segment and 18% were to other retail channels such as embellishers, specialty retailers, warehouse clubs and sporting goods stores.
Our Segments
     Our operations are managed in five operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, International, Hosiery and Other. These segments are organized principally by product category and geographic location. Management of each segment is responsible for the operations of these businesses but share a common supply chain and media and marketing platforms.
•	Innerwear. The Innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size, Wonderbra and Duofold brands. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes, Champion, C9 by Champion and Polo Ralph Lauren brand names. Our direct-to-consumer retail operations are included within the Innerwear segment. The retail operations include our value-based (“outlet”) stores, internet operations and catalogs which sell products from our portfolio of leading brands. As of January 3, 2009 and December 29, 2007, we had 213 and 216 outlet stores, respectively. Net sales for the year ended January 3, 2009 from our Innerwear segment were $2.4 billion, representing approximately 56% of total segment net sales.

•	Outerwear. We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products primarily to wholesalers, who then resell to screen printers and embellishers, through brands such as Hanes, Champion, Outer Banks and Hanes Beefy-T. Net sales for the year ended January 3, 2009 from our Outerwear segment were $1.2 billion, representing approximately 28% of total segment net sales.

•	International. International includes products that span across the Innerwear, Outerwear and Hosiery reportable segments and are primarily marketed under the Hanes, Wonderbra, Champion, Stedman, Playtex, Zorba, Rinbros, Kendall, Sol y Oro, Ritmo and Bali brands. Net sales for the year ended January 3, 2009 from our International segment were $460 million, representing approximately 11% of total segment net sales and included sales in Latin America, Asia, Canada and Europe. Canada, Europe, Japan and Mexico are our largest international markets, and we also have sales offices in India and China.

•	Hosiery. We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our L’eggs, Hanes and Just My Size brands. Net sales for the year ended January 3, 2009 from our Hosiery segment were $228 million, representing approximately 5% of total segment net sales. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

•	Other. Our Other segment consists of sales of nonfinished products such as yarn and certain other materials in the United States and Latin America that maintain asset utilization at certain manufacturing facilities and are expected to generate break even margins. Net sales for the year ended January 3, 2009 in our Other segment were $22 million, representing less than 1% of total segment net sales. Net sales from our Other segment are expected to continue to decline and to ultimately become insignificant to us as we complete the implementation of our consolidation and globalization efforts.

Business and Industry Trends
     We are operating in an uncertain and volatile economic environment, which could have unanticipated adverse effects on our business. The current retail environment has been impacted by recent volatility in the financial markets, including declines in stock prices, and by uncertain economic conditions. Increases in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have all added to declines in consumer confidence and curtailed retail spending.
     We expect the weak retail environment to continue and do not expect macroeconomic conditions to be conducive to growth in 2009. Achieving financial results that compare favorably with year-ago results will be challenging in the first half of 2009. In the first quarter of 2009, we expect a sales decline that is more or less consistent with the fourth quarter 2008 trend and reflects expected lower casualwear sales in the Outerwear segment primarily in the first half of 2009. We also expect substantial pressure on profitability due to the economic climate, significantly higher commodity costs, increased pension costs and increased costs associated with implementing our price increase that is not effective for the entire first quarter of 2009, including repackaging costs.
     The apparel essentials market is highly competitive and evolving rapidly. Competition is generally based upon price, brand name recognition, product quality, selection, service and purchasing convenience. The majority of our core styles continue from year to year, with variations only in color, fabric or design details. Some products, however, such as intimate apparel, activewear and sheer hosiery, do have an emphasis on style and innovation. Our businesses face competition today from other large corporations and foreign manufacturers, as well as smaller companies, department stores, specialty stores and other retailers that market and sell apparel essentials products under private labels that compete directly with our brands.
      Our top ten customers accounted for 65% of our net sales and our top customer, Wal-Mart, accounted for over $1.1 billion of our sales for the year ended January 3, 2009. Our largest customers in the year ended January 3, 2009 were Wal-Mart, Target and Kohl’s, which accounted for 27%, 16% and 6% of total sales, respectively. The growth in retailers can create pricing pressures as our customers grow larger and seek to have greater concessions in their purchase of our products, while they can be increasingly demanding that we provide them with some of our products on an exclusive basis. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging economic environment. In addition, during the past several years, various retailers, including some of our largest customers, have experienced significant difficulties, including restructurings, bankruptcies and liquidations, and the ability of retailers to overcome these difficulties may increase due to the recent deterioration of worldwide economic conditions.
     Anticipating changes in and managing our operations in response to consumer preferences remains an important element of our business. In recent years, we have experienced changes in our net sales, revenues and cash flows in accordance with changes in consumer preferences and trends. For example, we expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences. The Hosiery segment only comprised 5% of our net sales in the year ended January 3, 2009 however, and as a result, the decline in the Hosiery segment has not had a significant impact on our net sales, revenues or cash flows. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.
Our Key Business Strategies
     Sell more, spend less and generate cash are our broad strategies to build our brands, reduce our costs and generate cash.
Sell More
     Through our “sell more” strategy, we seek to drive profitable growth by consistently offering consumers brands they love and trust and products with unsurpassed value. Key initiatives we are employing to implement this strategy include:

•	Build big, strong brands in big core categories with innovative key items. Our ability to react to changing customer needs and industry trends is key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We seek to leverage our insights into consumer demand in the apparel essentials industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. We also support our key brands with targeted, effective advertising and marketing campaigns.

•	Foster strategic partnerships with key retailers via “team selling.” We foster relationships with key retailers by applying our extensive category and product knowledge, leveraging our use of multi-functional customer management teams and developing new customer-specific programs such as C9 by Champion for Target. Our goal is to strengthen and deepen our existing strategic relationships with retailers and develop new strategic relationships.

•	Use Kanban concepts to have the right products available in the right quantities at the right time. Through Kanban, a multi-initiative effort that determines production quantities, and in doing so, facilitates just-in-time production and ordering systems, we seek to ensure that products are available to meet customer demands while effectively managing inventory levels.
Spend Less
     Through our “spend less” strategy, we seek to become an integrated organization that leverages its size and global reach to reduce costs, improve flexibility and provide a high level of service. Key initiatives we are employing to implement this strategy include:
•	Globalizing our supply chain by balancing across hemispheres into “economic” clusters with fewer, larger facilities. As a provider of high-volume products, we are continually seeking to improve our cost-competitiveness and operating flexibility through supply chain initiatives. Through our consolidation and globalization strategy, which is discussed in more detail below, we will continue to transition additional parts of our supply chain to lower-cost locations in Asia, Central America and the Caribbean Basin in an effort to optimize our cost structure. As part of this process, we are using Kanban concepts to optimize the way we manage demand, to increase manufacturing flexibility to better respond to demand variability and to simplify our finished goods and the raw materials we use to produce them. We expect that these changes in our supply chain will result in significant cost efficiencies and increased asset utilization.

•	Leverage our global purchasing and manufacturing scale. Historically, we have had a decentralized operating structure with many distinct operating units. We are in the process of consolidating purchasing, manufacturing and sourcing across all of our product categories in the United States. We believe that these initiatives will streamline our operations, improve our inventory management, reduce costs and standardize processes.
Generate Cash
     Through our “generate cash” strategy, we seek to effectively generate and invest cash at or above our weighted average cost of capital to provide superior returns for both our equity and debt investors. Key initiatives we are employing to implement this strategy include:
•	Optimizing our capital structure to take advantage of our business model’s strong and consistent cash flows. Maintaining appropriate debt leverage and utilizing excess cash to, for example, pay down debt, invest in our own stock and selectively pursue strategic acquisitions are keys to building a stronger business and generating additional value for investors.

•	Continuing to improve turns for accounts receivables, inventory, accounts payable and fixed assets. Our ability to generate cash is enhanced through more efficient management of accounts receivables, inventory, accounts payable and fixed assets.

Consolidation and Globalization Strategy
     We expect to continue our restructuring efforts as we continue to execute our consolidation and globalization strategy. We have closed plant locations, reduced our workforce, and relocated some of our manufacturing capacity to lower cost locations in Asia, Central America and the Caribbean Basin. For example, during the year ended January 3, 2009, in furtherance of our consolidation and globalization strategy, we approved actions to close 11 manufacturing facilities and three distribution centers and eliminate approximately 6,800 positions in Mexico, the United States, Costa Rica, Honduras and El Salvador. In addition, approximately 200 management and administrative positions were eliminated, with the majority of these positions based in the United States. We also have recognized accelerated depreciation with respect to owned or leased assets associated with manufacturing facilities and distribution centers which closed during 2008 or we anticipate closing in the next several years as part of our consolidation and globalization strategy. While we believe that this strategy has had and will continue to have a beneficial impact on our operational efficiency and cost structure, we have incurred significant costs to implement these initiatives. In particular, we have recorded charges for severance and other employment-related obligations relating to workforce reductions, as well as payments in connection with lease and other contract terminations. In addition, we incurred charges for one-time write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of manufacturing facilities. These amounts are included in the “Cost of sales,” “Restructuring” and “Selling, general and administrative expenses” lines of our statements of income.
     Our significant supply chain capital spending and acquisition actions during 2008 include:
•	During the second quarter of 2008, we added three company-owned sewing plants in Southeast Asia — two in Vietnam and one in Thailand — giving us four sewing plants in Asia.

•	In October 2008, we acquired a 370-employee embroidery facility in Honduras. For the past eight years, these operations have produced embroidered and screen-printed apparel for us. This acquisition better positions us for long-term growth in these segments.

•	During the fourth quarter of 2008, we commenced production at our 500,000 square foot socks manufacturing facility in El Salvador. This facility, co-located with textile manufacturing operations that we acquired in 2007, provides a manufacturing base in Central America from which to leverage our production scale at a lower cost location.

•	We continued construction of a textile production plant in Nanjing, China, which will be our first company-owned textile production facility in Asia. We expect production to commence in the fourth quarter of 2009. The Nanjing textile facility will enable us to expand and leverage our production scale in Asia as we balance our supply chain across hemispheres.
     We have made significant progress in our multiyear goal of generating gross savings that could approach or exceed $200 million. As a result of the restructuring actions taken since our spin off from Sara Lee on September 5, 2006, our cost structure was reduced and efficiencies improved, generating savings of $62 million during the year ended January 3, 2009. In addition to the saving generated from restructuring actions, we benefited from $14 million in savings related to other cost reduction initiatives during the year ended January 3, 2009. Of the seven manufacturing facilities and distribution centers approved for closure in 2006, two were closed in 2006 and five were closed in 2007. Of the 19 manufacturing facilities and distribution centers approved for closure in 2007, 10 were closed in 2007 and nine were closed in 2008. Of the 14 manufacturing facilities and distribution centers approved for closure in 2008, nine were closed in 2008 and five are expected to close in 2009. For more information about our restructuring actions, see Note 5, titled “Restructuring” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
     The continued implementation of our globalization and consolidation strategy, which is designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs in the short-term and generate savings as well as higher inventory levels for the next 12 to 15 months. As further plans are developed and approved, we expect to recognize additional restructuring costs as we eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. As a result of this strategy, we expect to incur approximately $250 million in restructuring and related charges over the three year period following the spin off from Sara Lee on September 5, 2006, of which approximately half is expected to be noncash. As of January 3, 2009, we have recognized approximately $209 million and announced approximately $219 million in restructuring and related charges related to these efforts since September 5, 2006. Of these charges, approximately $84 million relates to accelerated depreciation of buildings and equipment for facilities that have been or will be closed, approximately $79 million relates to employee termination and other benefits, approximately $19 million relates to write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate, approximately $17 million relates to lease termination and other costs and approximately $10 million related to impairments of fixed assets.
Seasonality and Other Factors
     Our operating results are subject to some variability. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. Sales are typically higher in the last two quarters (July to December) of each fiscal year. Socks, hosiery and fleece products generally have higher sales during this period as a result of cooler weather, back-to-school shopping and holidays. Sales levels in any period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. For example, we experienced a shift in timing by our largest retail customers of back-to-school programs from June to July in 2008. Our results of operations are also impacted by fluctuations and volatility in the price of cotton and oil-related materials and the timing of actual spending for our media, advertising and promotion expenses. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
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
Inflation and Changing Prices
     Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, a significant portion of our products are manufactured in other countries and a further decline in the value of the U.S. dollar may result in higher manufacturing costs. Similarly, the cost of the materials that are used in our manufacturing process, such as oil related commodity prices, rose during the summer of 2008 as a result of inflation and other factors. In addition, inflation often is accompanied by higher interest rates, which could have a negative impact on spending, in which case our margins could decrease. Moreover, increases in inflation may not be matched by rises in income, which also could have a negative impact on spending. If we incur increased costs that are unable to be recouped, or if consumer spending continues to decrease generally, our business, results of operations, financial condition and cash flows may be adversely affected. In an effort to mitigate the impact of these incremental costs on our operating results, we informed our retail customers during 2008 that we would be raising domestic prices effective during the first quarter of 2009. We are implementing an average gross price increase of four percent in our domestic product categories. The range of price increases varies by individual product category.
     Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. While we do enter into short-term supply agreements and hedges from time to time in an attempt to protect our business from the volatility of the market price of cotton, our business can be affected by dramatic movements in cotton prices, although cotton represents only 8% of our cost of sales. Cotton prices were 65 cents per pound for the year ended January 3, 2009 and 56 cents per pound for the year ended December 29, 2007. The price of cotton currently in our inventory is in the mid 60 cents per pound range which is the price that will impact our operating results in the first half of 2009. The prices for the most recent cotton crop, which will impact our operating results in the second half of 2009, have decreased to the low 50 cents per pound range. In addition, during the summer of 2008 we experienced a spike in oil related commodity prices and other raw materials used in our products, such as dyes and chemicals, and increases in other costs, such as fuel, energy and utility costs. Further discussion of the market sensitivity of cotton is included in “Quantitative and Qualitative Disclosures about Market Risk.”
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

Other (income) expenses
     Our other (income) expenses include charges such as losses on early extinguishment of debt and certain other non-operating items.
Interest expense, net
     As part of the spin off from Sara Lee on September 5, 2006, we incurred $2.6 billion of debt. Since the spin off, we have made changes in our financing structuring and have made net principal payments of $423 million of debt. In December 2006, we issued $500 million of Floating Rate Senior Notes and the proceeds were used to repay a portion of the debt incurred at the spin off. In November 2007, we entered into the Receivables Facility which provides for up to $250 million in funding accounted for as a secured borrowing, all of which we borrowed and used to repay a portion of the Senior Secured Credit Facility. In addition, we have amended the terms of our Senior Secured Credit Facility and Second Lien Credit Facility to provide more flexibility to change our financial structure in the future.
     Our interest expense is net of interest income. Interest income is the return we earned on our cash and cash equivalents and, historically, on money we loaned to Sara Lee as part of its corporate cash management practices. Our cash and cash equivalents are invested in highly liquid investments with original maturities of three months or less.
Income tax expense (benefit)
     Our effective income tax rate fluctuates from period to period and can be materially impacted by, among other things:
•	changes in the mix of our earnings from the various jurisdictions in which we operate;

•	the tax characteristics of our earnings;

•	the timing and amount of earnings of foreign subsidiaries that we repatriate to the United States, which may increase our tax expense and taxes paid; and

•	the timing and results of any reviews of our income tax filing positions in the jurisdictions in which we transact business.
Highlights from the Year Ended January 3, 2009
•	Diluted earnings per share were $1.34 in the year ended January 3, 2009, compared with $1.30 in the year ended December 29, 2007.

•	Operating profit was $317 million in the year ended January 3, 2009, compared with $389 million in the year ended December 29, 2007.

•	Total net sales in the year ended January 3, 2009 was $4.25 billion, compared with $4.47 billion to the year ended December 29, 2007.

•	During the year ended January 3, 2009, we approved actions to close 11 manufacturing facilities and three distribution centers in Mexico, the United States, Costa Rica, Honduras and El Salvador. The production capacity represented by the manufacturing facilities has been relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. In addition, we completed several such actions in the year ended January 3, 2009 that were approved in 2008.

•	Gross capital expenditures were $187 million during the year ended January 3, 2009 as we continued to build out our textile and sewing network in Asia, Central America and the Caribbean Basin.

•	During the second quarter of 2008, we added three company-owned sewing plants in Southeast Asia — two in Vietnam and one in Thailand — giving us four sewing plants in Asia. In addition, during the fourth quarter of 2008, we acquired an embroidery facility in Honduras.

•	We repurchased $30 million of company stock during the year ended January 3, 2009.

•	We ended 2008 with $463 million of borrowing availability under our $500 million revolving loan facility (the “Revolving Loan Facility”), $67 million in cash and cash equivalents and $67 million of borrowing availability under our international loan facilities, compared to $430 million, $174 million and $89 million, respectively, at the end of 2007.
Consolidated Results of Operations — Year Ended January 3, 2009 (“2008”) Compared with Year Ended December 29, 2007 (“2007”)

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales	$4,248,770	$4,474,537	$(225,767)	(5.0)%
Cost of sales	2,871,420	3,033,627	(162,207)	(5.3)

Gross profit	1,377,350	1,440,910	(63,560)	(4.4)
Selling, general and administrative expenses	1,009,607	1,040,754	(31,147)	(3.0)
Gain on curtailment of postretirement benefits	—	(32,144)	(32,144)	NM
Restructuring	50,263	43,731	6,532	14.9

Operating profit	317,480	388,569	(71,089)	(18.3)
Other (income) expense	(634)	5,235	(5,869)	(112.1)
Interest expense, net	155,077	199,208	(44,131)	(22.2)

Income before income tax expense	163,037	184,126	(21,089)	(11.5)
Income tax expense	35,868	57,999	(22,131)	(38.2)

Net income	$127,169	$126,127	$1,042	0.8%

Net Sales

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales	$4,248,770	$4,474,537	$(225,767)	(5.0)%
     Consolidated net sales were lower by $226 million or 5% in 2008 compared to 2007 primarily due to weak sales at retail, which reflect a difficult economic and retail environment in which the ultimate consumers of our products have been significantly limiting their discretionary spending and visiting retail stores less frequently. The economic recession continued to impact consumer spending, resulting in one of the worst holiday shopping seasons in 40 years as retail sales fell for the sixth straight month in December. Our Innerwear, Outerwear, Hosiery and Other segment net sales were lower by $154 million (6%), $41 million (3%), $38 million (14%) and $35 million (62%), respectively, and were partially offset by higher net sales in our International segment of $38 million (9%). Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, weakness in the retail environment can impact our results in the short-term, as it did in 2008. The total impact of the 53rd week in 2008, which is included in the amounts above, was a $54 million increase in sales.
     The lower net sales in our Innerwear segment were primarily due to a decline in the intimate apparel, socks, thermals and sleepwear product categories. Total intimate apparel net sales were $102 million lower in 2008 compared to 2007. We experienced lower intimate apparel sales in our smaller brands (barely there, Just My Size and Wonderbra) of $49 million, our Hanes brand of $42 million and our private label brands of $10 million which we believe was primarily attributable to weaker sales at retail as noted above. In 2008 compared to 2007, our Playtex brand intimate apparel net sales were higher by $10 million and our Bali brand intimate apparel net sales were lower by $11 million. Net sales in our male underwear product category were $8 million lower, which includes the impact of exiting a license arrangement for a boys’ character underwear program in early 2008 that lowered sales by $15 million. In addition, net sales of socks, thermals and sleepwear product categories were lower in 2008 compared to 2007 by $32 million, $10 million and $4 million, respectively.
     In our Outerwear segment, net sales of our Champion brand activewear were $34 million higher in 2008 compared to 2007, and were offset by lower net sales of our casualwear product categories of $79 million. Net sales in our Hosiery segment declined substantially more than the long-term trend primarily due to lower sales of the Hanes brand to national chains and department stores and our L’eggs brand to mass retailers and food and drug stores in 2008 compared to 2007. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.
     The overall lower net sales were partially offset by higher net sales in our International segment that were driven by a favorable impact of $22 million related to foreign currency exchange rates and by the growth in our casualwear businesses in Europe and Asia. The favorable impact of foreign currency exchange rates was primarily due to the strengthening of the Japanese yen, Euro and Brazilian real.
     The decline in net sales for our Other segment is primarily due to the continued vertical integration of a yarn and fabric operation acquisition from 2006 with less focus on sales of nonfinished fabric and yarn to third parties. We expect this decline to continue and sales for this segment to ultimately become insignificant to us as we complete the implementation of our consolidation and globalization efforts.
Gross Profit

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Gross profit	$1,377,350	$1,440,910	$(63,560)	(4.4)%
     As a percent of net sales, our gross profit percentage was 32.4% in 2008 compared to 32.2% in 2007. While the gross profit percentage was higher, gross profit dollars were lower due to lower sales volume of $85 million, unfavorable product sales mix of $35 million, higher cotton costs of $30 million, higher production costs of $20 million related to higher energy and oil related costs including freight costs and other vendor price increases of $12 million. The cotton prices reflected in our results were 65 cents per pound in 2008 as compared to 56 cents per pound in 2007. Energy and oil related costs were higher due to a spike in oil related commodity prices during the summer of 2008. Our results will continue to reflect higher costs for cotton and oil related materials until these costs cease to be reflected on our balance sheet in the first half of 2009 and we will start to benefit in the second half of 2009 from lower commodity costs. In addition, in connection with the consolidation and globalization of our supply chain, we incurred one-time restructuring related write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate of $19 million in 2008, which were offset by lower accelerated depreciation of $13 million.
     These higher expenses were primarily offset by savings from our cost reduction initiatives and prior restructuring actions of $41 million, lower other manufacturing overhead costs of $24 million primarily related to better volumes earlier in the year, lower on-going excess and obsolete inventory costs of $14 million, lower sales incentives of $11 million, $10 million of lower duty costs primarily related to higher refunds of $9 million, a $9 million favorable impact related to foreign currency exchange rates, $8 million of favorable one-time out of period cost recognition related to the capitalization of certain inventory supplies to be on a consistent basis across all business lines, $4 million of lower start-up and shut down costs associated with our consolidation and globalization of our supply chain and higher product sales pricing of $3 million. Our duty refunds were higher in 2008 primarily due to the final passage of the Dominican Republic-Central America-United States Free Trade Agreement in Costa Rica as a result of which we can, on a one-time basis, recover duties paid since January 1, 2004 totaling approximately $15 million. The lower excess and obsolete inventory costs in 2008 are attributable to both our continuous evaluation of inventory levels and simplification of our product category offerings since the spin off. We realized the benefits of driving down obsolete inventory levels through aggressive management and promotions and realized the benefits from decreases in style counts ranging from 7% to 30% in our various product category offerings. The quality of our inventory remained good with obsolete inventory down 23% from last year. The favorable foreign currency exchange rate impact in our International segment was primarily due to the strengthening of the Japanese yen, Euro and Brazilian real.

Selling, General and Administrative Expenses

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Selling, general and administrative expenses	$1,009,607	$1,040,754	$(31,147)	(3.0)%
     Our selling, general and administrative expenses were $31 million lower in 2008 compared to 2007. Our cost reduction efforts resulted in lower expenses in 2008 compared to 2007 related to savings of $21 million from our prior restructuring actions for compensation and related benefits, lower consulting expenses related to various areas of $5 million, lower non-media related media, advertising and promotion expenses (“MAP”) expenses of $3 million, lower accelerated depreciation of $3 million, lower postretirement healthcare and life insurance expense of $2 million and lower stock compensation expense of $2 million.
     Our media related MAP expenses were $11 million lower in 2008 as compared to 2007. While our spending for media related MAP was down in 2008, it was the second highest spending level in our history. We supported our key brands with targeted, effective advertising and marketing campaigns such as the launch of Hanes No Ride Up Panties and marketing initiatives for Champion and Playtex in the first half of 2008 and significantly lowered our overall spending during the second half of 2008. In contrast, in 2007, our media related MAP spending was spread across multiple product categories and brands. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
     In addition, spin off and related charges of $3 million recognized in 2007 did not recur in 2008. Our pension income of $12 million was higher by $9 million, which included an adjustment that reduced pension expense in 2007 related to the final separation of our pension assets and liabilities from those of Sara Lee.
     We experienced higher bad debt expense of $7 million primarily related to the Mervyn’s bankruptcy, higher computer software amortization costs of $5 million, higher technology consulting and related expenses of $4 million and higher distribution expenses of $4 million in 2008 compared to 2007. The higher technology consulting and computer software amortization costs are related to our efforts to integrate our information technology systems across our company which involves reducing the number of information technology platforms serving our business functions. The higher distribution expenses in 2008 compared to 2007 were primarily related to higher volumes in our international business, higher postage and freight costs and higher rework expenses in our distribution centers. We also incurred higher expenses of $3 million in 2008 compared to 2007 as a result of opening 10 retail stores over the last 12 months. In addition, we incurred $7 million in amortization of gain on curtailment of postretirement benefits in 2007 which did not recur in 2008.
Gain on Curtailment of Postretirement Benefits

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Gain on curtailment of postretirement benefits	$—	$(32,144)	$(32,144)	NM
     In December 2006, we notified retirees and employees of the phase out of premium subsidies for early retiree medical coverage and move to an access-only plan for early retirees by the end of 2007. In December 2007, in connection with the termination of the postretirement medical plan, we recognized a final gain on curtailment of plan benefits of $32 million. Concurrently with the termination of the existing plan, we established a new access only plan that is fully paid by the participants.

Restructuring

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Restructuring	$50,263	$43,731	$6,532	14.9%
     During 2008, we approved actions to close 11 manufacturing facilities and three distribution centers and eliminate approximately 6,800 positions in Mexico, the United States, Costa Rica, Honduras and El Salvador. The production capacity represented by the manufacturing facilities has been relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. In addition, approximately 200 management and administrative positions were eliminated, with the majority of these positions based in the United States. We recorded a charge of $34 million related to employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group, fixed asset impairment charges of $9 million and charges related to exiting supply contracts of $11 million, which was partially offset by $4 million of favorable settlements of contract obligations for lower amounts than previously estimated.
     In 2008, we recorded $19 million in one-time write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of manufacturing facilities in the “Cost of sales” line. In addition, in connection with our consolidation and globalization strategy, in 2008 and 2007, we recognized non-cash charges of $24 million and $37 million, respectively, in the “Cost of sales” line and a non-cash charge of $3 million in the “Selling, general and administrative expenses” line in 2007 related to accelerated depreciation of buildings and equipment for facilities that have been closed or will be closed.
     These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.
     During 2007, we incurred $44 million in restructuring charges which primarily related to a charge of $32 million related to employee termination and other benefits associated with plant closures approved during that period and the elimination of certain management and administrative positions, a $10 million charge for estimated lease termination costs associated with facility closures and a $2 million impairment charge associated with facility closures.
Operating Profit

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Operating profit	$317,480	$388,569	$(71,089)	(18.3)%
     Operating profit was lower in 2008 compared to 2007 as a result of lower gross profit of $64 million, a $32 million gain on curtailment of postretirement benefits recognized in 2007 which did not recur in 2008 and higher restructuring and related charges for facility closures of $7 million partially offset by lower selling, general and administrative expenses of $31 million. The lower gross profit was primarily the result of lower sales volume, unfavorable product sales mix and increases in manufacturing input costs for cotton and energy and other oil related costs, all of which exceeded our savings from executing our consolidation and globalization strategy during 2008. The total impact of the 53rd week in 2008, which is included in the amounts above, was a $6 million increase in operating profit.

Other (Income) Expense

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Other (income) expense	$(634)	$5,235	$(5,869)	(112.1)%
     During 2008, we recognized a gain of $2 million related to the repurchase of $6 million of our Floating Rate Senior Notes for $4 million. This gain was partially offset by a $1 million loss on early extinguishment of debt related to unamortized debt issuance costs on the Senior Secured Credit Facility for the prepayment of $125 million of principal in December 2008. During 2007, we recognized losses on early extinguishment of debt related to unamortized debt issuance costs on the Senior Secured Credit Facility for prepayments of $428 million of principal in 2007, including a prepayment of $250 million that was made in connection with funding from the Receivables Facility we entered into in November 2007.
Interest Expense, net

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Interest expense, net	$155,077	$199,208	$(44,131)	(22.2)%
     Interest expense, net was lower by $44 million in 2008 compared to 2007. The lower interest expense is primarily attributable to a lower weighted average interest rate, $32 million of which resulted from a lower London Interbank Offered Rate, or “LIBOR,” and $4 million of which resulted from reduced interest rates achieved through changes in our financing structure such as the February 2007 amendment to our Senior Secured Credit Facility and the Receivables Facility that we entered into in November 2007. In addition, interest expense was reduced by $8 million as a result of our net prepayments of long-term debt during 2007 and 2008 of $303 million. Our weighted average interest rate on our outstanding debt was 6.09% during 2008 compared to 7.74% in 2007.
     At January 3, 2009, we had outstanding interest rate hedging arrangements whereby we have capped the interest rate on $400 million of our floating rate debt at 3.50% and had fixed the interest rate on $1.4 billion of our floating rate debt at 4.16%. Approximately 82% of our total debt outstanding at January 3, 2009 was at a fixed or capped LIBOR rate.
Income Tax Expense

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Income tax expense	$35,868	$57,999	$(22,131)	(38.2)%
     Our annual effective income tax rate was 22.0% in 2008 compared to 31.5% in 2007. The lower income tax expense is attributable primarily to lower pre-tax income and a lower effective income tax rate. The lower effective income tax rate is primarily due to higher unremitted earnings from foreign subsidiaries in 2008 taxed at rates less than the U.S. statutory rate. Our annual effective tax rate reflects our strategic initiative to make substantial capital investments outside the United States in our global supply chain in 2008.

Net Income

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net income	$127,169	$126,127	$1,042	0.8%
     Net income for 2008 was higher than 2007 primarily due to lower interest expense, lower selling, general and administrative expenses and a lower effective income tax rate offset by lower gross profit resulting from lower sales volume and higher manufacturing input costs, a gain on curtailment of postretirement benefits recognized in 2007 which did not recur in 2008 and higher restructuring charges. The total impact of the 53rd week in 2008 was a $3 million increase in net income.

Operating Results by Business Segment — Year Ended January 3, 2009 (“2008”) Compared with Year Ended December 29, 2007 (“2007”)

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales:
Innerwear	$2,402,831	$2,556,906	$(154,075)	(6.0)%
Outerwear	1,180,747	1,221,845	(41,098)	(3.4)
International	460,085	421,898	38,187	9.1
Hosiery	227,924	266,198	(38,274)	(14.4)
Other	21,724	56,920	(35,196)	(61.8)

Total segment net sales	4,293,311	4,523,767	(230,456)	(5.1)
Intersegment	(44,541)	(49,230)	(4,689)	(9.5)

Total net sales	$4,248,770	$4,474,537	$(225,767)	(5.0)

Segment operating profit:
Innerwear	$277,486	$305,959	$(28,473)	(9.3)
Outerwear	68,769	71,364	(2,595)	(3.6)
International	57,070	53,147	3,923	7.4
Hosiery	71,596	76,917	(5,321)	(6.9)
Other	(472)	(1,361)	889	65.3

Total segment operating profit	474,449	506,026	(31,577)	(6.2)
Items not included in segment operating profit:
General corporate expenses	(52,143)	(60,213)	(8,070)	(13.4)
Amortization of trademarks and other intangibles	(12,019)	(6,205)	5,814	93.7
Gain on curtailment of postretirement benefits	—	32,144	(32,144)	NM
Restructuring	(50,263)	(43,731)	6,532	14.9
Inventory write-off included in cost of sales	(18,696)	—	18,696	NM
Accelerated depreciation included in cost of sales	(23,862)	(36,912)	(13,050)	(35.4)
Accelerated depreciation included in selling, general and administrative expenses	14	(2,540)	(2,554)	(100.6)

Total operating profit	317,480	388,569	(71,089)	(18.3)
Other income (expense)	634	(5,235)	5,869	112.1
Interest expense, net	(155,077)	(199,208)	(44,131)	(22.2)

Income before income tax expense	$163,037	$184,126	$(21,089)	(11.5)%

Innerwear

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales	$2,402,831	$2,556,906	$(154,075)	(6.0)%
Segment operating profit	277,486	305,959	(28,473)	(9.3)
     Overall net sales in the Innerwear segment were lower by $154 million or 6% in 2008 compared to 2007. The difficult economic and retail environment significantly impacted consumers’ discretionary spending which resulted in lower sales in our intimate apparel, socks, thermals and sleepwear product categories. Total intimate apparel net sales were $102 million lower in 2008 compared to 2007. We experienced lower intimate apparel sales in our smaller brands (barely there, Just My Size and Wonderbra) of $49 million, our Hanes brand of $42 million and our private label brands of $10 million which we believe was primarily attributable to weaker sales at retail. In 2008 compared to 2007, our Playtex brand intimate apparel net sales were higher by $10 million and our Bali brand intimate apparel net sales were lower by $11 million. The growth in our Playtex brand sales was supported by successful marketing initiatives in the first half of 2008. Net sales in our male underwear product category were $8 million lower, which includes the impact of exiting a license arrangement for a boys’ character underwear program in early 2008 that lowered sales by $15 million. The lower net sales in our socks product category reflects a decline in kids’ and men’s Hanes brand net sales of $19 million and Champion brand net sales of $11 million primarily related to the loss of a men’s program for one of our customers. In addition, net sales of thermals and sleepwear product categories were lower in 2008 compared to 2007 by $10 million and $4 million, respectively. The total impact of the 53rd week in 2008, which is included in the amounts above, was a $34 million increase in sales for the Innerwear segment.
     As a percent of segment net sales, gross profit percentage in the Innerwear segment was 36.9% in 2008 compared to 36.8% in 2007. While the gross profit percentage was higher, gross profit dollars were lower due to lower sales volume of $67 million, unfavorable product sales mix of $28 million, higher cotton costs of $12 million, higher production costs of $10 million related to higher energy and oil related costs including freight costs, other vendor price increases of $7 million and lower product sales pricing of $4 million. These higher costs were offset by savings from our cost reduction initiatives and prior restructuring actions of $27 million, lower sales incentives of $21 million, $11 million of lower duty costs primarily related to higher refunds and $8 million of favorable one-time out of period cost recognition related to the capitalization of certain inventory supplies to be on a consistent basis across all business lines. In addition, we incurred lower on-going excess and obsolete inventory costs of $8 million arising from realizing the benefits of driving down obsolete inventory levels through aggressive management and promotions and simplifying our product category offerings which reduced our style counts ranging from 7% to 30% in our various product category offerings.
     The lower Innerwear segment operating profit in 2008 compared to 2007 is primarily attributable to lower gross profit and higher bad debt expense of $4 million primarily related to the Mervyn’s bankruptcy. We also incurred higher expenses of $3 million in 2008 compared to 2007 as a result of opening 10 retail stores over the last 12 months. These higher costs were partially offset by savings of $15 million from prior restructuring actions primarily for compensation and related benefits, lower media related MAP expenses of $8 million and lower non-media related MAP expenses of $7 million. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was $31 million lower in 2008 compared to 2007.

Outerwear

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales	$1,180,747	$1,221,845	$(41,098)	(3.4)%
Segment operating profit	68,769	71,364	(2,595)	(3.6)
     Net sales in the Outerwear segment were lower by $41 million or 3% in 2008 compared to 2007, primarily as a result of higher net sales of Champion brand activewear of $34 million offset by lower net sales of retail casualwear of $55 million and lower net sales through our embellishment channel of $24 million, primarily in promotional t-shirts and sportshirts. Our Champion brand sales continue to benefit from our investment in the brand through our marketing initiatives. Our “How You Play” marketing campaign has received a very positive response from consumers. The lower retail casualwear net sales of $55 million reflect a $6 million impact related to the loss of seasonal programs continuing into the first half of 2009. We expect the impact on 2009 net sales of losing these programs, which consist of recurring seasonal programs that were renewed in prior years but were not renewed for 2009, to occur primarily in the first half of 2009; losses may be offset by any new seasonal programs we may add. The total impact of the 53rd week in 2008, which is included in the amounts above, was a $14 million increase in sales for the Outerwear segment.
     As a percent of segment net sales, gross profit percentage in the Outerwear segment was 22.1% in 2008 compared to 21.6% in 2007. While the gross profit percentage was higher, gross profit dollars were lower due to higher cotton costs of $18 million, higher production costs of $10 million related to higher energy and oil related costs including freight costs, lower sales volume of $9 million, higher sales incentives of $8 million and other vendor price increases of $3 million. These higher costs were partially offset by lower other manufacturing overhead costs of $23 million, savings of $11 million from our cost reduction initiatives and prior restructuring actions, higher product sales pricing of $7 million, lower on-going excess and obsolete inventory costs of $2 million and favorable product sales mix of $2 million.
     The lower Outerwear segment operating profit in 2008 compared to 2007 is primarily attributable to lower gross profit, higher distribution expenses of $5 million, higher technology consulting and related expenses of $3 million, higher non-media related MAP expenses of $3 million and higher bad debt expense of $2 million primarily related to the Mervyn’s bankruptcy. These higher costs were partially offset by savings of $6 million from our cost reduction initiatives and prior restructuring actions and lower media-related MAP expenses of $5 million. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was $31 million lower in 2008 compared to 2007.
International

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales	$460,085	$421,898	$38,187	9.1%
Segment operating profit	57,070	53,147	3,923	7.4
     Overall net sales in the International segment were higher by $38 million or 9% in 2008 compared to 2007. During 2008, we experienced higher net sales, in each case including the impact of foreign currency and the 53rd week, in Europe of $20 million, Asia of $18 million and Canada of $2 million. The growth in our European casualwear business was driven by the strength of the Stedman brand that is sold in the embellishment channel. Higher sales in our Champion brand casualwear business in Asia and our Champion and Hanes brands male underwear business in Canada also contributed to the sales growth. Changes in foreign currency exchange rates had a favorable impact on net sales of $22 million in 2008 compared to 2007. The favorable impact was primarily due to the strengthening of the Japanese yen, Euro and Brazilian real. The total impact of the 53rd week in 2008 was a $2 million increase in sales for the International segment.

     As a percent of segment net sales, gross profit percentage was 40.8% in 2008 compared to 2007 at 41.3%. While the gross profit percentage was lower, gross profit dollars were higher for 2008 compared to 2007 as a result of a favorable impact related to foreign currency exchange rates of $9 million, favorable product sales mix of $7 million and lower on-going excess and obsolete inventory costs of $3 million partially offset by higher sales incentives of $6 million.
     The higher International segment operating profit in 2008 compared to 2007 is primarily attributable to the higher gross profit partially offset by higher distribution expenses of $3 million, higher media-related MAP expenses of $2 million and higher non-media related MAP expenses of $2 million. Changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on segment operating profit of $4 million in 2008 compared to 2007.
Hosiery

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales	$227,924	$266,198	$(38,274)	(14.4)%
Segment operating profit	71,596	76,917	(5,321)	(6.9)
     Net sales in the Hosiery segment declined by $38 million or 14%, which was substantially more than the long-term trend primarily due to lower sales of the Hanes brand to national chains and department stores and the L’eggs brand to mass retailers and food and drug stores. In addition, we experienced lower sales of $4 million related the Donna Karan and DKNY license agreement and lower sales of our Just My Size brand of $3 million. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently. The total impact of the 53rd week in 2008, which is included in the amounts above, was a $4 million increase in sales for the Hosiery segment.
     As a percent of segment net sales, gross profit percentage was 47.1% in 2008 compared to 47.2% in 2007. The lower gross profit percentage for 2008 compared to 2007 is the result of unfavorable product sales mix of $17 million and lower sales volume of $10 million, offset by savings of $4 million from our cost reduction initiatives and prior restructuring actions, lower sales incentives of $4 million and lower other manufacturing overhead costs of $2 million.
     The lower Hosiery segment operating profit in 2008 compared to 2007 is primarily attributable to lower gross profit partially offset by lower distribution expenses of $5 million, savings of $2 million from our cost reduction initiatives and prior restructuring actions, lower non-media related MAP expenses of $2 million and lower spending of $3 million in numerous areas. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was $31 million lower in 2008 compared to 2007.
Other

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales	$21,724	$56,920	$(35,196)	(61.8)%
Segment operating profit	(472)	(1,361)	889	65.3
     The decline in net sales in our Other segment is primarily due to the continued vertical integration of a yarn and fabric operation acquisition from 2006 with less focus on sales of nonfinished fabric and yarn to third parties. We expect this decline to continue and sales for this segment to ultimately become insignificant to us as we complete the implementation of our consolidation and globalization efforts. Net sales in this segment are generated for the purpose of maintaining asset utilization at certain manufacturing facilities and generating break even margins.
General Corporate Expenses
     General corporate expenses were lower in 2008 compared to 2007 primarily due to $11 million of higher foreign exchange transaction gains, $6 million of higher gains on sales of assets, $3 million of lower start-up and shut-down costs associated with our consolidation and globalization of our supply chain and $3 million of spin off and related charges recognized in 2007 which did not recur in 2008. These lower expenses were partially offset by $7 million in amortization of gain on curtailment of postretirement benefits in 2007 which did not recur in 2008, $7 million in losses from foreign currency derivatives and a $3 million adjustment that reduced pension expense in 2007 related to the final separation of our pension assets and liabilities from those of Sara Lee.
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

	Years Ended
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

	Years Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)
Net sales	$4,474,537	$4,403,466	$71,071	1.6%
     Consolidated net sales were higher by $71 million or 2% in 2007 compared to 2006. Our Outerwear, International and Other segment net sales were higher by $68 million (6%), $22 million (5%) and $12 million (27%), respectively, and were offset by lower segment net sales in Innerwear of $18 million (1%) and Hosiery of $12 million (4%).
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
     Our strategy of investing in our largest and strongest brands generated growth in 2007. In 2007, we launched a number of new advertising and marketing initiatives for our top brands, including our Hanes ComfortSoft campaigns, Bali Passion for Comfort, Playtex “Girl Talk” and most recently our Champion “How you Play” advertising campaign which is the first campaign for the brand since 2003. We also announced a 10-year strategic alliance with The Walt Disney Company that includes basic apparel exclusivity for the Hanes and Champion brands, product co-branding, attraction sponsorships and other brand visibility and signage at Disney properties. The alliance included the naming rights for the stadium at Disney’s Wide World of Sports Complex, now known as Champion Stadium.
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

	Years Ended
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
     Cotton prices, which were approximately 50 cents per pound in 2006, returned to the ten year historical average of approximately 56 cents per pound in 2007. The higher excess and obsolete inventory costs in 2007 compared to 2006 are primarily attributable to $9 million of costs associated with the rationalization of our socks product category offerings and $5 million related to exiting a licensing arrangement for a kids’ underwear program. The remaining $7 million of higher excess and obsolete costs aggregates all other product categories as part of our continuous evaluation of both inventory levels and simplification of our product category offerings. The higher accelerated depreciation in 2007 was a result of facilities closed or to be closed in connection with our consolidation and globalization strategy.
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

	Years Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)
Selling, general and administrative expenses	$1,040,754	$1,093,436	$(52,682)	(4.8)%
     Selling, general and administrative expenses were $53 million lower in 2007 compared to 2006. Our expenses were lower primarily due to lower spin off and related charges of $45 million, $12 million of savings from prior restructuring actions, $10 million of lower distribution expenses and $7 million in amortization of gain on curtailment of postretirement benefits. Our MAP expenses were lower by $41 million, primarily with respect to non-media related MAP expenses. The lower non-media related MAP expenses are primarily attributable to $25 million of cost reduction initiatives and better deployment of these resources and $16 million due to a change in the classification of certain sales incentives in 2007 which were classified as MAP expenses in 2006. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions. In addition, pension expense was reduced by $3 million in 2007 as a result of the final separation of our pension assets and liabilities from those of Sara Lee.
     Our cost reduction efforts during 2007 allowed us to offset $7 million of higher stand alone expenses associated with being an independent company and make investments in our strategic initiatives resulting in $16 million of higher media related MAP expenses and $13 million in higher technology consulting expenses in 2007. In addition, our allocations of overhead costs were $24 million lower during 2007 compared to 2006. Accelerated depreciation was $3 million higher in 2007 as a result of facilities closed or to be closed in connection with our consolidation and globalization strategy.
Gain on Curtailment of Postretirement Benefits

	Years Ended
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

	Years Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)
Restructuring	$43,731	$11,516	$32,215	279.7%
     During 2007, we approved actions to close 16 manufacturing facilities and three distribution centers affecting 6,213 employees in the Dominican Republic, Mexico, the United States, Brazil and Canada, while moving production to lower-cost operations in Asia, Central America and the Caribbean Basin. In addition, 428 management and administrative positions were eliminated, with the majority of these positions based in the United States. These actions resulted in a charge of $32 million, representing costs associated with the planned termination of 6,641 employees, primarily attributable to employee and other termination benefits recognized in accordance with benefit plans previously communicated to the affected employee group. In addition, we recognized a charge of $10 million for estimated lease termination costs and $2 million primarily related to impairment charges associated with facility closures approved in prior periods, for facilities that were exited during 2007.
     Of the seven manufacturing facilities and distribution centers that were approved for closure in 2006, two were closed in 2006 and five were closed in 2007. Of the 19 manufacturing facilities and distribution centers that were approved for closure in 2007, 10 were closed in 2007 and nine were expected to close in 2008.
     In connection with our consolidation and globalization strategy, non-cash charges of $37 million and $3 million, respectively, of accelerated depreciation of buildings and equipment for facilities closed or to be closed is reflected in “Cost of sales” and “Selling, general and administrative expenses.”
     These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.
Operating Profit

	Years Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)
Operating profit	$388,569	$366,222	$22,347	6.1%
     Operating profit was higher in 2007 by $22 million compared to 2006 primarily as a result of lower selling, general and administrative expenses of $53 million and higher gain on curtailment of postretirement benefits of $4 million partially offset by higher restructuring charges of $32 million and lower gross profit of $2 million. Our ability to control costs and execute on our consolidation and globalization strategy during 2007 allowed us to offset $29 million of higher investments in our strategic initiatives and $7 million of higher stand alone expenses associated with being an independent company.
Other Expenses

	Years Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)
Other expenses	$5,235	$7,401	$(2,166)	(29.3)%
     We recognized losses on early extinguishment of debt related to unamortized debt issuance costs on the Senior Secured Credit Facility for prepayments of $428 million of principal in 2007, including a prepayment of $250 million that was made in connection with funding from the Receivables Facility we entered into in November 2007.

Interest Expense, net

	Years Ended
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

	Years Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)
Income tax expense	$57,999	$71,184	$(13,185)	(18.5)%
     Our effective income tax rate was 31.5% in 2007 compared to 25.5% in 2006. The higher effective tax rate is attributable primarily to our new independent structure and higher remitted earnings from foreign subsidiaries in 2007.
     Our effective tax rate is heavily influenced by the amount of permanent capital investment we make outside the United States to fund our supply chain consolidation and globalization strategy rather than remitting those earnings back to the United States.
     As we continue to fund our supply chain consolidation and globalization strategy in future years, we may elect to permanently invest earnings from foreign subsidiaries which would result in a lower overall effective tax rate.
Net Income

	Years Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)
Net income	$126,127	$208,016	$(81,889)	(39.4)%
     Net income for 2007 was lower than 2006 primarily due to higher interest expense and a higher effective income tax rate as a result of our independent structure partially offset by higher operating profit and lower other expenses.

Operating Results by Business Segment — Year Ended December 29, 2007 Compared with Twelve Months Ended December 30, 2006

	Years Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
		(unaudited)
	(dollars in thousands)
Net sales:
Innerwear	$2,556,906	$2,574,967	$(18,061)	(0.7)%
Outerwear	1,221,845	1,154,107	67,738	5.9
International	421,898	400,167	21,731	5.4
Hosiery	266,198	278,253	(12,055)	(4.3)
Other	56,920	44,670	12,250	27.4

Total net segment sales	4,523,767	4,452,164	71,603	1.6
Intersegment	(49,230)	(48,698)	532	1.1

Total net sales	$4,474,537	$4,403,466	$71,071	1.6%

Segment operating profit:
Innerwear	$305,959	$339,528	$(33,569)	(9.9)%
Outerwear	71,364	57,310	14,054	24.5
International	53,147	37,799	15,348	40.6
Hosiery	76,917	49,281	27,636	56.1
Other	(1,361)	(931)	(430)	(46.2)

Total segment operating profit	506,026	482,987	23,039	4.8
Items not included in segment operating profit:
General corporate expenses	(60,213)	(104,065)	(43,852)	(42.1)
Amortization of trademarks and other intangibles	(6,205)	(8,452)	(2,247)	(26.6)
Gain on curtailment of postretirement benefits	32,144	28,467	3,677	12.9
Restructuring	(43,731)	(11,516)	32,215	279.7
Accelerated depreciation included in cost of sales	(36,912)	(21,199)	15,713	74.1
Accelerated depreciation included in selling, general and administrative expenses	(2,540)	—	2,540	NM

Total operating profit	388,569	366,222	22,347	6.1
Other expenses	(5,235)	(7,401)	(2,166)	(29.3)
Interest expense, net	(199,208)	(79,621)	119,587	150.2

Income before income tax expense	$184,126	$279,200	$(95,074)	(34.1)%

Innerwear

	Years Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)
Net sales	$2,556,906	$2,574,967	$(18,061)	(0.7)%
Segment operating profit	305,959	339,528	(33,569)	(9.9)
     Overall net sales in the Innerwear segment were slightly lower by $18 million or 1% in 2007 compared to 2006. We experienced lower sales volume of Playtex brand intimate apparel sales of $23 million, lower Hanes brand kids’ underwear sales of $21 million, lower licensed men’s underwear sales in the department store channel of $10 million and $3 million lower Just My Size brand sales. The lower net sales were partially offset by higher Hanes brand socks, sleepwear, intimate apparel sales and men’s underwear of $11 million, $8 million, $5 million and $4 million, respectively, and higher Bali brand sales of $12 million.
     Net sales for the Hanes brand were higher in most key categories, except for kid’s underwear. Hanes men’s underwear benefited from an increased focus on core products and better overall performance at retail during the year-end holiday season. Total socks sales, which exceeded $340 million in 2007, were higher by 4%, primarily due to new programs at our top two customers. Our Bali brand sales were higher primarily as a result of our Passion for Comfort media campaign launched in 2007. Playtex brand sales were lower in 2007 due to soft department store retail sales and a reduction in retail inventory primarily in the first three quarters of 2007.
     As a percent of segment net sales, gross profit percentage in the Innerwear segment was 36.8% in 2007 compared to 37.4% in 2006. The gross profit percentage was lower due to unfavorable product sales mix of $19 million, higher excess and obsolete inventory costs of $13 million, unfavorable product sales pricing of $12 million, $9 million in higher cotton costs and unfavorable plant performance of $4 million. The higher excess and obsolete inventory costs in 2007 compared to 2006 are primarily attributable to $9 million of costs associated with the rationalization of our socks product category offerings and $5 million related to exiting a licensing arrangement for a kids’ underwear program. In addition, gross profit was negatively impacted by higher incentives of $15 million primarily due to a change in the classification of certain sales incentives in 2007 which were classified as media, advertising and promotion expenses in 2006. These higher expenses were partially offset by lower allocations of overhead costs of $15 million, lower duty costs of $14 million primarily due to the receipt of $7 million in duty refunds relating to duties paid several years ago, $10 million of higher sales volume and $10 million in savings from our cost reduction initiatives and prior restructuring actions.
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

	Years Ended
	December 29,	December 30,	Higher	Percent
	2007	2006	(Lower)	Change
	(dollars in thousands)
Net sales	$1,221,845	$1,154,107	$67,738	5.9%
Segment operating profit	71,364	57,310	14,054	24.5
     Net sales in the Outerwear segment were higher by $68 million in 2007 compared to 2006 primarily as a result of higher Champion brand activewear and Hanes brand retail casualwear net sales. Overall activewear and retail casualwear net sales were higher by $60 million and $50 million, respectively, in 2007 compared to 2006. The higher net sales were partially offset by lower net sales in our casualwear business as a result of lower sales of promotional t-shirts sold primarily through our embellishment channel of $42 million, most of which occurred in the first half of 2007. Champion, our second largest brand, benefited from higher penetration in the sporting goods channel, and, together with C9 by Champion, in the mid-tier department store channel. In 2007, we expanded the depth and breadth of distribution in sporting goods with our Champion Double Dry performance products. Champion sales have increased by double-digits in each of the three years ended December 2007.
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

	Years Ended
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
Hosiery

	Years Ended
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
Other

	Years Ended
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

	Six Months Ended
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

	Six Months Ended
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

	Six Months Ended
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

	Six Months Ended
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

	Six Months Ended
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

	Six Months Ended
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

	Six Months Ended
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

	Six Months Ended
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

	Six Months Ended
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
     Under the Credit Facilities, we are required to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. During the six months ended December 30, 2006, we entered into various hedging arrangements whereby we capped the interest rate on $1 billion of our floating rate debt at 5.75%. We also entered into interest rate swaps tied to the 3-month LIBOR whereby we fixed the interest rate on an aggregate of $500 million of our floating rate debt at a blended rate of approximately 5.16%. Approximately 60% of our total debt outstanding at December 30, 2006 was at a fixed or capped rate. There was no hedge ineffectiveness during the six months ended December 30, 2006 period related to these instruments.
     In December 2006, we completed the offering of $500 million aggregate principal amount of the Floating Rate Senior Notes. The Floating Rate Senior Notes bear interest at a per annum rate, reset semiannually, equal to the six month LIBOR plus a margin of 3.375%. The proceeds from the offering were used to repay all outstanding borrowings under the Bridge Loan Facility.
Income Tax Expense

	Six Months Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(unaudited)
	(dollars in thousands)
Income tax expense	$37,781	$60,424	$(22,643)	(37.5)%
     Our effective income tax rate increased from 24.3% for the six months ended December 31, 2005 to 33.8% for the six months ended December 30, 2006. The increase in our effective tax rate as an independent company is attributable primarily to the expiration of tax incentives for manufacturing in Puerto Rico of $9 million, which were repealed effective for the periods after July 1, 2006, higher taxes on remittances of foreign earnings for the period of $9 million and $5 million tax effect of lower unremitted earnings from foreign subsidiaries in the six months ended December 30, 2006 taxed at rates less than the U.S. statutory rate. The tax expense for both periods was impacted by a number of significant items that are set out in the reconciliation of our effective tax rate to the U.S. statutory rate in Note 18 titled “Income Taxes” to our Consolidated Financial Statements.
Net Income

	Six Months Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(unaudited)
	(dollars in thousands)
Net income	$74,139	$188,616	$(114,477)	(60.7)%
     Net income for the six months ended December 30, 2006 was lower than for the six months ended December 31, 2005 primarily as a result of reduced operating profit, increased interest expense, higher income taxes as an independent company and losses on early extinguishment of debt.

Operating Results by Business Segment — Six Months Ended December 30, 2006 Compared with Six Months Ended December 31, 2005

	Six Months Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)
	(unaudited)

Net sales:
Innerwear	$1,295,868	$1,347,582	$(51,714)	(3.8)%
Outerwear	616,298	603,585	12,713	2.1
International	197,729	195,980	1,749	0.9
Hosiery	144,066	155,897	(11,831)	(7.6)
Other	19,381	36,096	(16,715)	(46.3)

Total net segment sales	2,273,342	2,339,140	(65,798)	(2.8)
Intersegment	(22,869)	(19,301)	3,568	18.5

Total net sales	$2,250,473	$2,319,839	$(69,366)	(3.0)%

Segment operating profit:
Innerwear	$172,008	$192,449	$(20,441)	(10.6)%
Outerwear	21,316	49,248	(27,932)	(56.7)
International	15,236	16,574	(1,338)	(8.1)
Hosiery	36,205	26,531	9,674	36.5
Other	(288)	1,202	(1,490)	NM

Total segment operating profit	244,477	286,004	(41,527)	(14.5)
Items not included in segment operating profit:
General corporate expenses	(46,927)	(24,846)	22,081	88.9
Amortization of trademarks and other intangibles	(3,466)	(4,045)	(579)	(14.3)
Gain on curtailment of postretirement benefits	28,467	—	28,467	NM
Restructuring	(11,278)	339	11,617	NM
Accelerated depreciation included in cost of sales	(21,199)	—	21,199	NM

Total operating profit	190,074	257,452	(67,378)	(26.2)
Other expenses	(7,401)	—	7,401	NM
Interest expense, net	(70,753)	(8,412)	62,341	NM

Income before income tax expense	$111,920	$249,040	$(137,120)	(55.1)%

Innerwear

	Six Months Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)
	(unaudited)

Net sales	$1,295,868	$1,347,582	$(51,714)	(3.8)%
Segment operating profit	172,008	192,449	(20,441)	(10.6)
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
Outerwear

	Six Months Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)
	(unaudited)

Net sales	$616,298	$603,585	$12,713	2.1%
Segment operating profit	21,316	49,248	(27,932)	(56.7)
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
International

	Six Months Ended
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
Hosiery

	Six Months Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
	(dollars in thousands)
	(unaudited)

Net sales	$144,066	$155,897	$(11,831)	(7.6)%
Segment operating profit	36,205	26,531	9,674	36.5
     Net sales in our Hosiery segment decreased primarily due to the continued decline in U.S. sheer hosiery consumption. As compared to the six months ended December 31, 2005, overall sales for the Hosiery segment declined 8% due to a continued reduction in sales of L’eggs to mass retailers and food and drug stores and declining sales of Hanes to department stores. Overall, the hosiery market declined 4.5% for the six months ended December 30, 2006.
     Gross profit declined slightly primarily due to the decline in net sales offset by favorable spending of $3 million from cost savings initiatives and a reduction in pension and postretirement expenses.
     Segment operating profit increased due primarily to $10 million of lower allocated selling, general and administrative expenses.
Other

	Six Months Ended
	December 30,	December 31,	Higher	Percent
	2006	2005	(Lower)	Change
		(dollars in thousands)
		(unaudited)

Net sales	$19,381	$36,096	$(16,715)	(46.3)%
Segment operating profit	$(288)	$1,202	(1,490)	NM
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

Consolidated Results of Operations — Year Ended July 1, 2006 Compared with Year Ended July 2, 2005

	Years Ended		Higher	Percent
	July 1, 2006	July 2, 2005	(Lower)	Change
	(dollars in thousands)

Net sales	$4,472,832	$4,683,683	$(210,851)	(4.5)%
Cost of sales	2,987,500	3,223,571	(236,071)	(7.3)

Gross profit	1,485,332	1,460,112	25,220	1.7
Selling, general and administrative expenses	1,051,833	1,053,654	(1,821)	(0.2)
Restructuring	(101)	46,978	(47,079)	NM

Operating profit	433,600	359,480	74,120	20.6
Interest expense, net	17,280	13,964	3,316	23.7

Income before income tax expense	416,320	345,516	70,804	20.5
Income tax expense	93,827	127,007	(33,180)	(26.1)

Net income	$322,493	$218,509	$103,984	47.6%

Net Sales

	Years Ended		Higher	Percent
	July 1, 2006	July 2, 2005	(Lower)	Change
	(dollars in thousands)

Net sales	$4,472,832	$4,683,683	$(210,851)	(4.5)%
     Net sales declined primarily due to the $142 million impact from the discontinuation of low-margin product lines in the Innerwear, Outerwear and International segments and a $48 million decline in sheer hosiery sales. Other factors netting to $21 million of this decline include lower selling prices and changes in product sales mix.
Cost of Sales

	Years Ended		Higher	Percent
	July 1, 2006	July 2, 2005	(Lower)	Change
	(dollars in thousands)

Cost of sales	$2,987,500	$3,223,571	$(236,071)	(7.3)%
     Cost of sales declined year over year primarily as a result of the decline in net sales. As a percent of net sales, gross margin increased from 31.2% in 2005 to 33.2% in 2006. The increase in gross margin percentage was primarily due to a $140 million impact from lower cotton costs, and lower charges for slow moving and obsolete inventories and a $13 million impact from the benefits of prior year restructuring actions partially offset by an $84 million impact of lower selling prices and changes in product sales mix. Although our 2006 results benefited from lower cotton prices, our costs vary based upon the fluctuating cost of cotton.
Selling, General and Administrative Expenses

	Years Ended		Higher	Percent
	July 1, 2006	July 2, 2005	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative	$1,051,833	$1,053,654	$(1,821)	(0.2)%
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

Restructuring

	Years Ended		Higher	Percent
	July 1, 2006	July 2, 2005	(Lower)	Change
	(dollars in thousands)

Restructuring	$(101)	$46,978	$(47,079)	NM
     The charge for restructuring in 2005 is primarily attributable to costs for severance actions related to the decision to terminate 1,126 employees, most of whom were located in the United States. The income from restructuring in 2006 resulted from the impact of certain restructuring actions that were completed for amounts more favorable than originally expected which is partially offset by $4 million of costs associated with the decision to terminate 449 employees.
Operating Profit

	Years Ended		Higher	Percent
	July 1, 2006	July 2, 2005	(Lower)	Change
	(dollars in thousands)

Operating profit	$433,600	$359,480	$74,120	20.6%
     Operating profit in 2006 was higher than in 2005 as a result of the items discussed above.
Interest Expense, net

	Years Ended		Higher	Percent
	July 1, 2006	July 2, 2005	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$17,280	$13,964	$3,316	23.7%
     Interest expense decreased year over year as a result of lower average balances on borrowings from Sara Lee. Interest income decreased significantly as a result of lower average cash balances.
Income Tax Expense

	Years Ended		Higher	Percent
	July 1, 2006	July 2, 2005	(Lower)	Change
	(dollars in thousands)

Income tax expense	$93,827	$127,007	$(33,180)	(26.1)%
     Our effective income tax rate decreased from 36.8% in 2005 to 22.5% in 2006. The decrease in our effective tax rate is attributable primarily to an $81.6 million charge in 2005 related to the repatriation of the earnings of foreign subsidiaries to the United States. Of this total, $50.0 million was recognized in connection with the remittance of current year earnings to the United States, and $31.6 million related to earnings repatriated under the provisions of the American Jobs Creation Act of 2004. The tax expense for both periods was impacted by a number of significant items which are set out in the reconciliation of our effective tax rate to the U.S. statutory rate in Note 18 titled “Income Taxes” to our Consolidated Financial Statements.
Net Income

	Years Ended		Higher	Percent
	July 1, 2006	July 2, 2005	(Lower)	Change
	(dollars in thousands)

Net income	$322,493	$218,509	$103,984	47.6%
     Net income in 2006 was higher than in 2005 as a result of the items discussed above.

Operating Results by Business Segment — Year Ended July 1, 2006 Compared with Year Ended July 2, 2005

	Years Ended		Higher	Percent
	July 1, 2006	July 2, 2005	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$2,627,101	$2,703,637	$(76,536)	(2.8)%
Outerwear	1,140,703	1,198,286	(57,583)	(4.8)
International	398,157	399,989	(1,832)	(0.5)
Hosiery	290,125	338,468	(48,343)	(14.3)
Other	62,809	88,859	(26,050)	(29.3)

Total net segment sales	4,518,895	4,729,239	(210,344)	(4.4)
Intersegment	(46,063)	(45,556)	507	1.1

Total net sales	$4,472,832	$4,683,683	$(210,851)	(4.5)%

Segment operating profit:
Innerwear	$344,643	$300,796	$43,847	14.6%
Outerwear	74,170	68,301	5,869	8.6
International	37,003	32,231	4,772	14.8
Hosiery	39,069	40,776	(1,707)	(4.2)
Other	127	(174)	301	NM

Total segment operating profit	495,012	441,930	53,082	12.0
Items not included in segment operating profit:
General corporate expenses	(52,482)	(21,823)	30,659	140.5
Amortization of trademarks and other identifiable intangibles	(9,031)	(9,100)	(69)	(0.8)
Restructuring	101	(46,978)	(47,079)	NM
Accelerated depreciation included in cost of sales	—	(4,549)	(4,549)	NM

Total operating profit	433,600	359,480	74,120	20.6
Interest expense, net	(17,280)	(13,964)	3,316	23.7

Income before income tax expense	$416,320	$345,516	$70,804	20.5%

Innerwear

	Years Ended		Higher	Percent
	July 1, 2006	July 2, 2005	(Lower)	Change
	(dollars in thousands)

Net sales	$2,627,101	$2,703,637	$(76,536)	(2.8)%
Segment operating profit	344,643	300,796	43,847	14.6
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

Outerwear

	Years Ended		Higher	Percent
	July 1, 2006	July 2, 2005	(Lower)	Change
	(dollars in thousands)

Net sales	$1,140,703	$1,198,286	$(57,583)	(4.8)%
Segment operating profit	74,170	68,301	5,869	8.6
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
International

	Years Ended		Higher	Percent
	July 1, 2006	July 2, 2005	(Lower)	Change
	(dollars in thousands)

Net sales	$398,157	$399,989	$(1,832)	(0.5)%
Segment operating profit	37,003	32,231	4,772	14.8
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
     The increase in International segment operating profit is primarily attributable to a $7 million impact of improvements in gross profit in Canada.
Hosiery

	Years Ended		Higher	Percent
	July 1, 2006	July 2, 2005	(Lower)	Change
	(dollars in thousands)

Net sales	$290,125	$338,468	$(48,343)	(14.3)%
Segment operating profit	39,069	40,776	(1,707)	(4.2)
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
     The decrease in Hosiery segment operating profit is primarily attributable to lower sales volume.

Other

	Years Ended		Higher	Percent
	July 1, 2006	July 2, 2005	(Lower)	Change
		(dollars in thousands)
Net sales	$62,809	$88,859	$(26,050)	(29.3)%
Segment operating profit	127	(174)	301	NM
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
Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
     Our primary sources of liquidity are our cash generated by operations and availability under our Revolving Loan Facility and our international loan facilities. At January 3, 2009 we had $463 million of borrowing availability under our $500 million Revolving Loan Facility (after taking into account outstanding letters of credit), $67 million in cash and cash equivalents and $67 million of borrowing availability under our international loan facilities. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
     The following has or is expected to impact liquidity:
•	we have principal and interest obligations under our long-term debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to add new manufacturing capacity in Asia, Central America and the Caribbean Basin;

•	we anticipate that we will decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly decrease our effective income tax rate; and

•	we have the authority to repurchase up to 10 million shares of our stock in the open market over the next few years, 2.8 million of which we have repurchased as of January 3, 2009 at a cost of $75 million. In light of the current economic recession, we may choose not to repurchase any stock and focus more on the repayment of our debt in the next twelve months.
     We are operating in an uncertain and volatile economic environment, which could have unanticipated adverse effects on our business. The current retail environment has been impacted by recent volatility in the financial markets, including declines in stock prices, and by uncertain economic conditions. Increases in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have all added to declines in consumer confidence and curtailed retail spending.

     We expect the weak retail environment to continue and do not expect macroeconomic conditions to be conducive to growth in 2009. Achieving financial results that compare favorably with year-ago results will be challenging in the first half of 2009. In the first quarter of 2009, we expect a sales decline that is more or less consistent with the fourth quarter 2008 trend and reflects expected lower casualwear sales in the Outerwear segment primarily in the first half of 2009. We also expect substantial pressure on profitability due to the economic climate, significantly higher commodity costs, increased pension costs and increased costs associated with implementing our price increase that is not effective for the entire first quarter of 2009, including repackaging costs.
     We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. Factors that could help us in these efforts include the domestic gross price increase of 4% commencing during the first quarter of 2009, lower commodity costs in the second half of the year, the ability to execute previously discussed discretionary spending cuts and additional cost benefits from previous restructuring and related actions. Depending on conditions in the capital markets and other factors, we will from time to time consider other financing transactions, the proceeds of which could be used to refinance current indebtedness or for other purposes. We continue to monitor the impact, if any, of the current conditions in the credit markets on our operations. Our access to financing at reasonable interest rates could become influenced by the economic and credit market environment.
     As of January 3, 2009, we were in compliance with all covenants under our credit facilities. We ended the year with a leverage ratio, as calculated under the Senior Secured Credit Facility, the Second Lien Credit Facility and the Receivables Facility, of 3.3 to 1. The maximum leverage ratio permitted under the Senior Secured Credit Facility and the Receivables Facility, which are the most restrictive, was 3.75 to 1 for the quarter ended January 3, 2009 and will decline over time until it reaches 3.00 to 1 for quarters beginning with the fourth quarter of 2009. Particularly in the current adverse economic climate, we continue to monitor our covenant compliance carefully. We expect to maintain compliance with our covenants during 2009, however economic conditions or the occurrence of events discussed above under “Risk Factors” could cause noncompliance. We have been exploring and will continue to explore the multiple options available, including amendments to credit facilities, to ensure that we remain in compliance with our covenants in this uncertain economic environment. Any one of these options could result in significantly higher interest expense in 2009 and beyond. In addition, these options could require modification of our interest rate derivative portfolio, which could require us to make a cash payment in the event of terminating a derivative instrument or impact the effectiveness of our interest rate hedging instruments and require us to take non-cash charges.
Cash Requirements for Our Business
     We rely on our cash flows generated from operations and the borrowing capacity under our Revolving Loan Facility and international loan facilities to meet the cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, restructuring costs, capital expenditures, maturities of long-term debt and related interest payments, contributions to our pension plans and repurchases of our stock. We believe we have sufficient cash and available borrowings for our short-term needs. In light of the current economic environment and our outlook for 2009, we expect to use excess cash flows to pay down long-term debt rather than to repurchase our stock or make discretionary contributions to our pension plans.
     The implementation of our consolidation and globalization strategy, which is designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs in the short-term and generate savings as well as higher inventory levels for the next 12 to 15 months. As further plans are developed and approved, we expect to recognize additional restructuring costs as we eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations.
     While capital spending could vary significantly from year to year, we anticipated early in 2008 that our capital spending over the next three years could be as high as $500 million as we continue to execute our supply chain consolidation and globalization strategy and complete the integration and consolidation of our technology systems. In light of the current economic recession, we have re-evaluated our future spending plans and reduced the expected amounts during 2008 through 2010 to be approximately $400 million. We will place emphasis in the near term on careful management of our capital expenditures in 2009 and 2010. Capital spending in any given year over the next three years could be significantly in excess of our annual depreciation and amortization expense until the completion of actions related to our globalization strategy at which time we would expect our annual capital spending to be relatively comparable to our annual depreciation and amortization expense.

Pension Plans
     Since the spin off, we have voluntarily contributed $98 million to our pension plans. Additionally, during 2007 we completed the separation of our pension plan assets and liabilities from those of Sara Lee in accordance with governmental regulations, which resulted in a higher total amount of pension plan assets of approximately $74 million being transferred to us than originally was estimated prior to the spin off. Prior to spin off, the fair value of plan assets included in the annual valuations represented a best estimate based upon a percentage allocation of total assets of the Sara Lee trust.
     As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months. As a result of this disruption in the domestic and international equity and bond markets, our pension plans had a decrease in asset values of approximately 32% during the year ended January 3, 2009. Our U.S. qualified pension plans are approximately 75% funded as of January 3, 2009 and we do not expect to be required to make any mandatory contributions to our plans in 2009. We may elect to make voluntary contributions to obtain an 80% funded level which will avoid certain benefit payment restrictions under the Pension Protection Act. The funded status reflects a significant decrease in the fair value of plan assets due to the stock market’s performance during 2008 which we expect will result in increased pension expense in 2009 of $33 million to $21 million. See Note 16 to our Consolidated Financial Statements for more information on the plan asset components.
Share Repurchase Program
     On February 1, 2007, we announced that our Board of Directors granted authority for the repurchase of up to 10 million shares of our common stock. Share repurchases are made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow us to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for our company and certain of our officers and employees pursuant to our insider trading policy. During 2008, we purchased 1.2 million shares of our common stock at a cost of $30 million (average price of $24.71). Since inception of the program, we have purchased 2.8 million shares of our common stock at a cost of $75 million (average price of $26.33). The primary objective of our share repurchase program is to reduce the impact of dilution caused by the exercise of options and vesting of stock unit awards. In light of the current economic recession, we may choose not to repurchase any stock and focus more on the repayment of our debt in the next twelve months.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Future Contractual Obligations and Commitments
     The following table contains information on our contractual obligations and commitments as of January 3, 2009, and their expected timing on future cash flows and liquidity.

		Payments Due by Period
	At January 3,	Less Than
	2009	1 Year	1 - 3 Years	3 - 5 Years	Thereafter
			(in thousands)

Long-term debt	$2,176,547	$45,640	$276,602	$910,625	$943,680
Notes payable	61,734	61,734	—	—	—
Interest on debt obligations(1)	575,778	121,479	224,966	200,063	29,270
Operating lease obligations	226,633	43,488	71,840	41,639	69,666
Purchase obligations(2)	626,919	507,373	41,149	27,076	51,321
Other long-term obligations(3)	76,856	29,460	19,712	14,334	13,350

Total	$3,744,467	$809,174	$634,269	$1,193,737	$1,107,287

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at January 3, 2009.

(2)	“Purchase obligations,” as disclosed in the table, are obligations to purchase goods and services in the ordinary course of business for production and inventory needs (such as raw materials, supplies, packaging, and manufacturing arrangements), capital expenditures, marketing services, royalty-bearing license agreement payments and other professional services. This table only includes purchase obligations for which we have agreed upon a fixed or minimum quantity to purchase, a fixed, minimum or variable pricing arrangement, and an approximate delivery date. Actual cash expenditures relating to these obligations may vary from the amounts shown in the table above. We enter into purchase obligations when terms or conditions are favorable or when a long-term commitment is necessary. Many of these arrangements are cancelable after a notice period without a significant penalty. This table omits purchase obligations that did not exist as of January 3, 2009, as well as obligations for accounts payable and accrued liabilities recorded on the Consolidated Balance Sheet.

(3)	Represents the projected payment for long-term liabilities recorded on the Consolidated Balance Sheet for deferred compensation, severance, certain employee benefit claims, capital leases and unrecognized tax benefits in accordance with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).
     Due to our current funded status of our pension plans, we do not expect to be required to make any mandatory contributions to the plans in the next year. The future timing of the pension funding obligations associated with our defined benefit pension and postretirement plans beyond the next year is dependent on a number of factors including investment results and other factors that contribute to future pension expense and cannot be reasonably estimated at this time. A discussion of our pension and postretirement plans is included in Notes 16 and 17 to our Consolidated Financial Statements. Our obligations for employee health and property and casualty losses are also excluded from the table.
Sources and Uses of Our Cash
     The information presented below regarding the sources and uses of our cash flows for the years ended January 3, 2009 and December 29, 2007 was derived from our consolidated financial statements.

	Years Ended
	January 3,	December 29,
	2009	2007
	(dollars in thousands)

Operating activities	$177,397	$359,040
Investing activities	(177,248)	(101,085)
Financing activities	(104,738)	(243,379)
Effect of changes in foreign currency exchange rates on cash	(2,305)	3,687

Increase (decrease) in cash and cash equivalents	$(106,894)	$18,263
Cash and cash equivalents at beginning of year	174,236	155,973

Cash and cash equivalents at end of year	$67,342	$174,236

Operating Activities
     Net cash provided by operating activities was $177 million in 2008 compared to $359 million in 2007. The net change in cash from operating activities of $182 million for 2008 compared to 2007 is attributable to the higher uses of our working capital, primarily driven by changes in inventory. Inventory grew $183 million from December 29, 2007 primarily due to increases in levels needed to service our business as we continue to execute our consolidation and globalization strategy which had an impact of approximately $112 million. In addition, cost increases for inputs such as cotton, oil and freight were approximately $53 million and other factors such as reserves had an impact of approximately $18 million. We continually monitor our inventory levels to best balance current supply and demand with potential future demand that typically surges when consumers no longer postpone purchases in our product categories. Accounts receivable was lower in 2008 compared to 2007 primarily as a result of lower sales volumes in the fourth quarter of 2008.

     Over the next twelve to fifteen months, we expect to decrease our inventory levels to approximately $1.15 billion as we complete the execution of our supply chain consolidation and globalization strategy. Due to the normal pattern of building inventories for back to school selling seasons, first quarter 2009 inventories could temporarily increase from this year end level.
Investing Activities
     Net cash used in investing activities was $177 million in 2008 compared to $101 million in 2007. The higher net cash used in investing activities of $76 million for 2008 compared to 2007 was primarily the result of higher capital expenditures. During 2008 gross capital expenditures were $187 million as we continued to build out our textile and sewing network in Asia, Central America and the Caribbean Basin and invest in our technology strategic initiatives which were offset by cash proceeds from sales of assets of $25 million, primarily from dispositions of plant and equipment associated with our restructuring initiatives. In addition, we acquired a sewing operation in Thailand and an embroidery operation in Honduras for an aggregate cost of $15 million during 2008.
Financing Activities
     Net cash used in financing activities was $105 million in 2008 compared to $243 million in 2007. The lower net cash used in financing activities of $138 million for 2008 compared to 2007 was primarily the result of lower repayments of $303 million under the Senior Secured Credit Facility, higher net borrowings on notes payable of $65 million, the receipt from Sara Lee of $18 million in cash in 2008 and lower stock repurchases of $14 million, partially offset by borrowings of $250 million of principal under the Receivables Facility in 2007, repayments of $7 million under the Receivables Facility in 2008 and cash paid to repurchase $4 million of Floating Rate Senior Notes in 2008.
Cash and Cash Equivalents
     As of January 3, 2009 and December 29, 2007, cash and cash equivalents were $67 million and $174 million, respectively. The lower cash and cash equivalents as of January 3, 2009 was primarily the result of net capital expenditures of $162 million, net principal payments on debt of $139 million, $30 million of stock repurchases, the acquisitions of a sewing operation in Thailand and an embroidery operation in Honduras for an aggregate cost of $15 million partially offset by $178 million related to other uses of working capital, $43 million of net borrowings on notes payable and the receipt from Sara Lee of $18 million in cash.
Financing Arrangements
     We believe our financing structure provides a secure base to support our ongoing operations and key business strategies. Depending on conditions in the capital markets and other factors, we will from time to time consider other financing transactions, the proceeds of which could be used to refinance current indebtedness or for other purposes. We continue to monitor the impact, if any, of the current conditions in the credit markets on our operations. Our access to financing at reasonable interest rates could become influenced by the economic and credit market environment. Deterioration in the capital markets, which has caused many financial institutions to seek additional capital, merge with larger and stronger financial institutions and, in some cases, fail, has led to concerns about the stability of financial institutions. We currently hold interest rate cap and swap derivative instruments to mitigate a portion of our interest rate risk and hold foreign exchange rate derivative instruments to mitigate the potential impact of currency fluctuations. Credit risk is the exposure to nonperformance of another party to these arrangements. We mitigate credit risk by dealing with highly rated bank counterparties. We believe that our exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions.
     Moody’s Investors Service’s (“Moody’s”) corporate credit rating for us is Ba3 and Standard & Poor’s Ratings Services’ (“Standard & Poor’s”) corporate credit rating for us is BB-. In May 2008, Standard & Poor’s raised our corporate credit rating from B+, and also raised our bank loan and unsecured debt ratings. Standard & Poor’s stated that the rating upgrade reflects our positive operating momentum as a stand-alone entity since our spin off from Sara Lee in September 2006, and also stated that our credit protection measures and operating results have improved and are in line with Standard & Poor’s expectations. Standard & Poor’s also noted that management is on track in executing our strategies. The current outlook of both Standard & Poor’s and Moody’s for us is “stable.” Moody’s did not change our corporate credit rating or its ratings for our bank loans or unsecured debt during 2008.
     In connection with the spin off, on September 5, 2006, we entered into the $2.15 billion Senior Secured Credit Facility which includes the $500 million Revolving Loan Facility that was undrawn at the time of the spin off, the $450 million Second Lien Credit Facility and the $500 million Bridge Loan Facility. We paid $2.4 billion of the proceeds of these borrowings to Sara Lee in connection with the consummation of the spin off. As of January 3, 2009, we had $463 million of borrowing availability under the Revolving Loan Facility after taking into account outstanding letters of credit. The Bridge Loan Facility was paid off in full through the issuance of the $500 million of Floating Rate Senior Notes issued in December 2006. On November 27, 2007, we entered into the Receivables Facility which provides for up to $250 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. The proceeds from the Receivables Facility were used to pay off a portion of the Senior Secured Credit Facility.
Senior Secured Credit Facility
     The Senior Secured Credit Facility initially provided for aggregate borrowings of $2.15 billion, consisting of: (i) a $250.0 million Term A loan facility (the “Term A Loan Facility”); (ii) a $1.4 billion Term B loan facility (the “Term B Loan Facility”); and (iii) the $500 million Revolving Loan Facility that was undrawn as of January 3, 2009. Issuances of letters of credit reduce the amount available under the Revolving Loan Facility. As of January 3, 2009, $37 million of standby and trade letters of credit were issued under this facility and $463 million was available for borrowing. As of January 3, 2009, $139 million and $851 million in principal was outstanding under the Term A Loan Facility and Term B Loan Facility, respectively.
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
     The Term A Loan Facility matures on September 5, 2012. The Term A Loan Facility will amortize in an amount per annum equal to the following: year 1 — 5.00%; year 2 — 10.00%; year 3 — 15.00%; year 4 — 20.00%; year 5 — 25.00%; year 6 — 25.00%. The Term B Loan Facility matures on September 5, 2013. The Term B Loan Facility will be repaid in equal quarterly installments in an amount equal to 1% per annum, with the balance due on the maturity date. The Revolving Loan Facility matures on September 5, 2011. All borrowings under the Revolving Loan Facility must be repaid in full upon maturity. Outstanding borrowings under the Senior Secured Credit Facility are prepayable without penalty. As a result of the prepayments of principal we have made, we do not have any mandatory payments of principal in 2009.
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

     On August 21, 2008, we entered into a Second Amendment (the “Second Amendment”) to the Senior Secured Credit Facility. Pursuant to the Second Amendment, the amount of unsecured indebtedness which we and our subsidiaries that are obligors pursuant to the Senior Secured Credit Facility may incur under senior notes was increased from $500,000 to $1,000,000. The provisions of the Senior Secured Credit Facility which require the proceeds of the issuance of any such notes be applied to repay amounts due with respect to the Senior Secured Credit Facility, and specify how any such proceeds will be applied, remain unchanged.
     The Senior Secured Credit Facility requires us to comply with customary affirmative, negative and financial covenants. The Senior Secured Credit Facility requires that we maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization), or leverage ratio. The interest coverage ratio covenant requires that the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense for such period shall not be less than a specified ratio for each fiscal quarter ending after December 15, 2006. This ratio was 2.75 to 1 for the quarter ended January 3, 2009 and will increase over time until it reaches 3.25 to 1 for fiscal quarters ending after October 15, 2009. The leverage ratio covenant requires that the ratio of our total debt to our EBITDA for the preceding four fiscal quarters will not be more than a specified ratio for each fiscal quarter ending after December 15, 2006. This ratio was 3.75 to 1 for the quarter ended January 3, 2009 and will decline over time until it reaches 3 to 1 for fiscal quarters ending after October 15, 2009. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility. As of January 3, 2009, we were in compliance with all covenants.
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
     On August 21, 2008, we entered into an amendment (the “Second Lien Amendment”) to the Second Lien Credit Facility. Pursuant to the Second Lien Amendment, the amount of unsecured indebtedness which we and our subsidiaries that are obligors pursuant to the Second Lien Credit Facility may incur under senior notes was increased from $500,000 to $1,000,000. The provisions of the Second Lien Credit Facility which require the proceeds of the issuance of any such notes be applied to repay amounts due with respect to the Second Lien Credit Facility, and specify how any such proceeds will be applied, remain unchanged.
     The Second Lien Credit Facility requires us to comply with customary affirmative, negative and financial covenants. The Second Lien Credit Facility requires that we maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio covenant requires that the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense for such period shall not be less than a specified ratio for each fiscal quarter ending after December 15, 2006. This ratio was 2.0 to 1 for the quarter ended January 3, 2009 and will increase over time until it reaches 2.5 to 1 for fiscal quarters ending after April 15, 2009. The leverage ratio covenant requires that the ratio of our total debt to our EBITDA for the preceding four fiscal quarters will not be more than a specified ratio for each fiscal quarter ending after December 15, 2006. This ratio was 4.5 to 1 for the quarter ended January 3, 2009 and will decline over time until it reaches 3.75 to 1 for fiscal quarters ending after October 15, 2009. The method of calculating all of the components used in the covenants is included in the Second Lien Credit Facility. As of January 3, 2009, we were in compliance with all covenants.

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
Floating Rate Senior Notes
     On December 14, 2006, we issued $500 million aggregate principal amount of the Floating Rate Senior Notes. The Floating Rate Senior Notes are senior unsecured obligations that rank equal in right of payment with all of our existing and future unsubordinated indebtedness. The Floating Rate Senior Notes bear interest at an annual rate, reset semi-annually, equal to LIBOR plus 3.375%. Interest is payable on the Floating Rate Senior Notes on June 15 and December 15 of each year. The Floating Rate Senior Notes will mature on December 15, 2014. The net proceeds from the sale of the Floating Rate Senior Notes were approximately $492 million. As noted above, these proceeds, together with our working capital, were used to repay in full the $500 million outstanding under the Bridge Loan Facility. The Floating Rate Senior Notes are guaranteed by substantially all of our domestic subsidiaries.
     We may redeem some or all of the Floating Rate Senior Notes at any time on or after December 15, 2008 at a redemption price equal to the principal amount of the Floating Rate Senior Notes plus a premium of 2% if redeemed during the 12-month period commencing on December 15, 2008, 1% if redeemed during the 12-month period commencing on December 15, 2009 and no premium if redeemed after December 15, 2010, as well as any accrued and unpaid interest as of the redemption date. We repurchased $6 million of the Floating Rate Senior Notes for $4 million resulting in a gain of $2 million during the year ended January 3, 2009.
Accounts Receivable Securitization
     On November 27, 2007, we entered into the Receivables Facility, which provides for up to $250 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. The Receivables Facility will terminate on November 27, 2010. Under the terms of the Receivables Facility, the company sells, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly-owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits that issue commercial paper in the short-term market and are not affiliated with us or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on our Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes. The borrowings under the Receivables Facility remain outstanding throughout the term of the agreement subject to our maintaining sufficient eligible receivables by continuing to sell trade receivables to Receivables LLC unless an event of default occurs. Availability of funding under the facility depends primarily upon the eligible outstanding receivables balance. As of January 3, 2009, we had $243 million outstanding under the Receivables Facility. The outstanding balance under the Receivables Facility is reported on our Consolidated Balance Sheet in long-term debt based on the three-year term of the agreement and the fact that remittances on the receivables do not automatically reduce the outstanding borrowings.
     We used all $250 million of the proceeds from the Receivables Facility to make a prepayment of principal under the Senior Secured Credit Facility. Unless the conduits fail to fund, the yield on the commercial paper is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. If the conduits fail to fund, the Receivables Facility would be funded through committed bank purchasers, and the interest rate payable at our option at the rate announced from time to time by JPMorgan as its prime rate or at the LIBO Rate (as defined in the Receivables Facility) plus the applicable margin in effect from time to time. The average blended interest rate for the year ended January 3, 2009 was 3.50%.

     The Receivables Facility contains customary events of default and requires us to maintain the same interest coverage ratio and leverage ratio as required by the Senior Secured Credit Facility. As of January 3, 2009, we were in compliance with all covenants.
Notes Payable
     Notes payable were $62 million at January 3, 2009 and $20 million at December 29, 2007.
     We have a short-term revolving facility arrangement with a Salvadoran branch of a U.S. bank amounting to $45 million of which $29 million was outstanding at January 3, 2009 which accrues interest at 7.38%. We were in compliance with the covenants contained in this facility at January 3, 2009.
     We have a short-term revolving facility arrangement with a Thai branch of a U.S. bank amounting to THB 600 million ($17 million) of which $15 million was outstanding at January 3, 2009 which accrues interest at 4.35%. We were in compliance with the covenants contained in this facility at January 3, 2009.
     We have a short-term revolving facility arrangement with a Chinese branch of a U.S. bank amounting to RMB 56 million ($8 million) of which $8 million was outstanding at January 3, 2009 which accrues interest at 5.36%. Borrowings under the facility accrue interest at the prevailing base lending rates published by the People’s Bank of China from time to time less 10%. We were in compliance with the covenants contained in this facility at January 3, 2009.
     We have a short-term revolving facility arrangement with an Indian branch of a U.S. bank amounting to INR 260 million ($5 million) of which $5 million was outstanding at January 3, 2009 which accrues interest at 16.50%. We were in compliance with the covenants contained in this facility at January 3, 2009.
     We have other short-term obligations amounting to $4,029 which consisted of a short-term revolving facility arrangement with a Japanese branch of a U.S. bank amounting to JPY 1,100 million ($12 million) of which $2 million was outstanding at January 3, 2009 which accrues interest at 2.42%, and a short-term revolving facility arrangement with a Vietnamese branch of a U.S. bank amounting to $14 million of which $2 million was outstanding at January 3, 2009 which accrues interest at 12.14%. We were in compliance with the covenants contained in the facilities at January 3, 2009.
     In addition, we have short-term revolving credit facilities in various other locations that can be drawn on from time to time amounting to $27 million of which $0 was outstanding at January 3, 2009.
Derivatives
     We are required under the Senior Secured Credit Facility and the Second Lien Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. Given the recent turmoil in the financial and credit markets, we have expanded our interest rate hedging portfolio at what we believe to be advantageous rates that are expected to minimize our overall interest rate risk. At January 3, 2009, we have outstanding hedging arrangements whereby we capped the interest rate on $400 million of our floating rate debt at 3.50%. We also entered into interest rate swaps tied to the 3-month and 6-month LIBOR rates whereby we fixed the interest rate on an aggregate of $1.4 billion of our floating rate debt at a blended rate of approximately 4.16%. Approximately 82% of our total debt outstanding at January 3, 2009 is at a fixed or capped LIBOR rate. The table below summarizes our interest rate derivative portfolio with respect to our long-term debt as of January 3, 2009.

			Interest
			Rate	Hedge
	Amount	LIBOR	Spreads	Expiration Dates
Debt covered by interest rate caps:
Senior Secured and Second Lien Credit Facilities	$400,000	3.50%	0.75% to 3.75%	October 2009

Debt covered by interest rate swaps:
Floating Rate Notes	493,680	4.26%	3.38%	December 2012
Senior Secured and Second Lien Credit Facilities	500,000	5.14% to 5.18%	0.75% to 3.75%	October 2009 – October 2011
Senior Secured and Second Lien Credit Facilities	400,000	2.80%	0.75% to 3.75%	October 2010
Unhedged debt:
Accounts Receivable Securitization	242,617	Not applicable	Not applicable	Not applicable
Senior Secured and Second Lien Credit Facilities	140,250	Not applicable	Not applicable	Not applicable

	$2,176,547

     We use forward exchange and option contracts to reduce the effect of fluctuating foreign currencies for a portion of our anticipated short-term foreign currency-denominated transactions.
     Cotton is the primary raw material we use to manufacture many of our products. We generally purchase our raw materials at market prices. We use commodity financial instruments, options and forward contracts to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedged instrument. We generally do not use commodity financial instruments to hedge other raw material commodity prices.
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
     Note 2(d), titled “Summary of Significant Accounting Policies — Sales Recognition and Incentives,” to our Consolidated Financial Statements describes a variety of sales incentives that we offer to resellers and consumers of our products. Measuring the cost of these incentives requires, in many cases, estimating future customer utilization and redemption rates. We use historical data for similar transactions to estimate the cost of current incentive programs. Our management reviews these estimates each quarter and makes adjustments based upon actual experience and other available information. We classify the costs associated with cooperative advertising as a reduction of “Net sales” in our Consolidated Statements of Income in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).
Accounts Receivable Valuation
     Accounts receivable consist primarily of amounts due from customers. We carry our accounts receivable at their net realizable value. We record provisions for any uncollectible amounts based upon our best estimate of probable losses inherent in the accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Charges to the allowance for doubtful accounts are reflected in the “Selling, general and administrative expenses” line and charges to the allowance for customer chargebacks and other customer deductions are primarily reflected as a reduction in the “Net sales” line of our Consolidated Statements of Income. Our management reviews these estimates each quarter and makes adjustments based upon actual experience. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a large reserve might be required. The amount of actual historical losses has not varied materially from our estimates for bad debts.
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
Inventory Valuation
     We carry inventory on our balance sheet at the estimated lower of cost or market. Cost is determined by the first-in, first-out, or “FIFO,” method for our inventories. We carry obsolete, damaged, and excess inventory at the net realizable value, which we determine by assessing historical recovery rates, current market conditions and our future marketing and sales plans. Because our assessment of net realizable value is made at a point in time, there are inherent uncertainties related to our value determination. Market factors and other conditions underlying the net realizable value may change, resulting in further reserve requirements. A reduction in the carrying amount of an inventory item from cost to market value creates a new cost basis for the item that cannot be reversed at a later period. While we believe that adequate write-downs for inventory obsolescence have been provided in the Consolidated Financial Statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future.
     Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in cost of sales when the related inventory item is sold.
Income Taxes
     Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We have recorded deferred taxes related to operating losses and capital loss carryforwards. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, possible changes in tax laws and tax planning strategies. If in our judgment it appears that we will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, we have recorded valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. An adjustment to income tax expense would be required in a future period if we determine that the amount of deferred tax assets to be realized differs from the net recorded amount. Prior to spin off on September 5, 2006, all income taxes were computed and reported on a separate return basis as if we were not part of Sara Lee.

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
     Under the tax sharing agreement, within 180 days after Sara Lee filed its final consolidated tax return for the period that included September 5, 2006, Sara Lee was required to deliver to us a computation of the amount of deferred taxes attributable to our United States and Canadian operations that would be included on our opening balance sheet as of September 6, 2006 (“as finally determined”) which has been done. We have the right to participate in the computation of the amount of deferred taxes. Under the tax sharing agreement, if substituting the amount of deferred taxes as finally determined for the amount of estimated deferred taxes that were included on that balance sheet at the time of the spin off causes a decrease in the net book value reflected on that balance sheet, then Sara Lee will be required to pay us the amount of such decrease. If such substitution causes an increase in the net book value reflected on that balance sheet, then we will be required to pay Sara Lee the amount of such increase. For purposes of this computation, our deferred taxes are the amount of deferred tax benefits (including deferred tax consequences attributable to deductible temporary differences and carryforwards) that would be recognized as assets on the Company’s balance sheet computed in accordance with GAAP, but without regard to valuation allowances, less the amount of deferred tax liabilities (including deferred tax consequences attributable to taxable temporary differences) that would be recognized as liabilities on our opening balance sheet computed in accordance with GAAP, but without regard to valuation allowances. Neither we nor Sara Lee will be required to make any other payments to the other with respect to deferred taxes.
     Our computation of the final amount of deferred taxes for our opening balance sheet as of September 6, 2006 is as follows:

(in thousands)
Estimated deferred taxes subject to the tax sharing agreement included in opening balance sheet on September 6, 2006	$450,683
Final calculation of deferred taxes subject to the tax sharing agreement	360,460

Decrease in deferred taxes as of opening balance sheet on September 6, 2006	90,223
Preliminary cash installment received from Sara Lee	18,000

Amount due from Sara Lee	$72,223

     The amount that is expected to be collected from Sara Lee based on our computation of $72 million is included as a receivable in Other Current Assets in the Consolidated Balance Sheet as of January 3, 2009.
Stock Compensation
     We established the Hanesbrands Inc. Omnibus Incentive Plan of 2006, the (“Omnibus Incentive Plan”) to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to our employees, non-employee directors and employees of our subsidiaries to promote the interest of our company and incent performance and retention of employees. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No 123(R), Share-Based Payment. Under SFAS 123R, stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. Estimation of stock-based compensation for stock options granted, utilizing the Black-Scholes option-pricing model, requires various highly subjective assumptions including volatility and expected option life. We use a combination of the volatility of our company and the volatility of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions. We have utilized the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives of options granted during the period. SEC Staff Accounting Bulletin (SAB) No. 110, which was issued in December 2007, amends SEC Staff Accounting Bulletin No. 107 and gives a limited extension on using the simplified method for valuing stock option grants to eligible public companies that do not have sufficient historical exercise patterns on options granted to employees. Further, as required under SFAS No. 123R, we estimate forfeitures for stock-based awards granted, which are not expected to vest. If any of these inputs or assumptions changes significantly, our stock-based compensation expense could be materially different in the future.
Defined Benefit Pension Plans
     For a discussion of our net periodic benefit cost, plan obligations, plan assets, and how we measure the amount of these costs, see Note 16 titled “Defined Benefit Pension Plans” to our Consolidated Financial Statements.
     In conjunction with the spin off from Sara Lee which occurred on September 5, 2006, we established the Hanesbrands Inc. Pension and Retirement Plan, which assumed the portion of the underfunded liabilities and the portion of the assets of pension plans sponsored by Sara Lee that relate to our employees. In addition, we assumed sponsorship of certain other Sara Lee plans and continued sponsorship of the Playtex Apparel Inc. Pension Plan and the National Textiles, L.L.C. Pension Plan. As of January 1, 2006, the benefits under these plans were frozen. Since the spin off, we have voluntarily contributed $98 million to our pension plans. Additionally, during 2007 we completed the separation of our pension plan assets and liabilities from those of Sara Lee in accordance with governmental regulations, which resulted in a higher total amount of pension plan assets of approximately $74 million being transferred to us than originally was estimated prior to the spin off. As a result, our U.S. qualified pension plans are approximately 75% funded as of January 3, 2009. We may elect to make voluntary contributions to obtain an 80% funded level which will avoid certain benefit payment restrictions under the Pension Protection Act. The funded status as of January 3, 2009 reflects a significant decrease in the fair value of plan assets due to the stock market’s performance during 2008.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on a company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which we adopted as of and for the six months ended December 30, 2006. The impact of adopting the funded status provisions of SFAS 158 was an increase in assets of $1 million, an increase in liabilities of $26 million and a pretax increase in the accumulated other comprehensive loss of $32 million. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year end, effective for fiscal years ending after December 15, 2008. We adopted the measurement date provision during the year ended December 29, 2007, which had an immaterial impact on beginning retained earnings, accumulated other comprehensive income and pension liabilities.
     The net periodic cost of the pension plans is determined using projections and actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return. The net periodic pension income or expense is recognized in the year incurred. Gains and losses, which occur when actual experience differs from actuarial assumptions, are amortized over the average future expected life of participants.

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
Trademarks and Other Identifiable Intangibles
     Trademarks and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles with finite lives, and we do not amortize identifiable intangibles with indefinite lives. We base the estimated useful life of an identifiable intangible asset upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. As of January 3, 2009, the net book value of trademarks and other identifiable intangible assets was $147 million, of which we are amortizing the entire balance. We anticipate that our amortization expense for 2009 will be $12 million.
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
Goodwill
     As of January 3, 2009, we had $322 million of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. The timing of our annual goodwill impairment testing is the first day of the third fiscal quarter.
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
Insurance Reserves
     We maintain insurance coverage for property, workers’ compensation and other casualty programs. We are responsible for losses up to certain limits and are required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends differ from the estimates, the financial results could be impacted. Actual trends have not differed materially from the estimates.
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
Recently Issued Accounting Pronouncements
Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on December 30, 2007. The FASB approved a one-year deferral of the adoption of SFAS 157 as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, as a result of which implementation by us is now required on January 4, 2009. The partial adoption of SFAS 157 in the first quarter ended March 29, 2008 had no material impact on our financial condition, results of operations or cash flows, but resulted in certain additional disclosures reflected in Note 15 of our Consolidated Financial Statements. We are in the process of evaluating the impact of SFAS 157 as it relates to our non-financial assets and liabilities.
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
     As of January 3, 2009, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of our derivative instruments related to interest rates and foreign exchange rates. The fair values of cotton derivatives are determined based on quoted prices in public markets and are categorized as Level 1, however, we did not have any outstanding cotton derivatives outstanding at January 3, 2009. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. We do not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the year ended January 3, 2009. There were no changes during the year ended January 3, 2009 to our valuation techniques used to measure asset and liability fair values on a recurring basis. See Note 15 to our Consolidated Financial Statements for the amounts at fair value as of January 3, 2009.
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
Employers’ Disclosures about Postretirement Benefit Plan Assets
     In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”).  FSP 132(R)-1 will require additional disclosures about the major categories of plan assets and concentrations of risk, as well as disclosure of fair value levels, similar to the disclosure requirements of SFAS 157.  The enhanced disclosures about plan assets required by FSP 132(R)-1 must be provided in our Annual Report on Form 10-K for the year ending January 2, 2010.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices. Our risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations.
Foreign Exchange Risk
     We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. Our exposure to foreign exchange rates exists primarily with respect to the Canadian dollar, European euro, Mexican peso and Japanese yen against the U.S. dollar. We use foreign exchange forward and option contracts to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward and option contracts. At January 3, 2009, the potential change in fair value of foreign currency derivative instruments, assuming a 10% adverse change in the underlying currency price, was $4.5 million.

Interest Rates
     We are required under the Senior Secured Credit Facility and the Second Lien Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. At January 3, 2009, we have outstanding hedging arrangements whereby we capped the LIBOR interest rate component on $400 million of our floating rate debt at 3.50%. We also entered into interest rate swaps tied to the 3-month and 6-month LIBOR rates whereby we fixed the LIBOR interest rate component on an aggregate of $1.4 billion of our floating rate debt at a blended rate of approximately 4.16%. Approximately 82% of our total debt outstanding at January 3, 2009 is at a fixed or capped rate. After giving effect to these arrangements, a 25-basis point movement in the annual interest rate charged on the outstanding debt balances as of January 3, 2009 would result in a change in annual interest expense of $2.0 million.
     Due to the recent significant changes in the credit markets, the fair values of our interest rate hedging instruments have decreased approximately $66.7 million during the year ended January 3, 2009. This activity has been deferred into Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet until the hedged transactions impact our earnings.
Commodities
     Cotton, which represents 8% of our cost of sales, is the primary raw material we use to manufacture many of our products. While we attempt to protect our business from the volatility of the market price of cotton through short-term supply agreements and hedges from time to time, our business can be adversely affected by dramatic movements in cotton prices. The price of cotton currently in our inventory is in the mid 60 cents per pound range which is the price that will impact our operating results in the first half of 2009. The prices for the most recent cotton crop, which will impact our operating results in the second half of 2009, have decreased to the low 50 cents per pound range. The ultimate effect of these pricing levels on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, fluctuations in crude oil or petroleum prices may influence the prices of other raw materials we use to manufacture our products, such as chemicals, dyestuffs, polyester yarn and foam. We generally purchase our raw materials at market prices. We use commodity financial instruments to hedge the price of cotton, for which there is a high correlation between costs and the financial instrument. We generally do not use commodity financial instruments to hedge other raw material commodity prices. At January 3, 2009, we did not have any cotton commodity derivatives outstanding.
Item 8. Financial Statements and Supplementary Data
     Our financial statements required by this item are contained on pages F-1 through F-66 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.
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
Item 14. Principal Accounting Fees and Services
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February, 2009.

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Richard A. Noll Richard A. Noll	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 11, 2009

/s/ E. Lee Wyatt Jr. E. Lee Wyatt Jr.	Executive Vice President, Chief Financial Officer (principal financial officer)	February 11, 2009

/s/ Dale W. Boyles Dale W. Boyles	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 11, 2009

/s/ Lee A. Chaden Lee A. Chaden	Director	February 11, 2009

Signature	Capacity	Date

/s/ Bobby J. Griffin Bobby J. Griffin	Director	February 11, 2009

/s/ James C. Johnson James C. Johnson	Director	February 11, 2009

/s/ Jessica T. Mathews Jessica T. Mathews	Director	February 11, 2009

/s/ J. Patrick Mulcahy J. Patrick Mulcahy	Director	February 11, 2009

/s/ Ronald L. Nelson Ronald L. Nelson	Director	February 11, 2009

/s/ Alice M. Peterson Alice M. Peterson	Director	February 11, 2009

/s/ Andrew J. Schindler Andrew J. Schindler	Director	February 11, 2009

/s/ Ann E. Ziegler Ann E. Ziegler	Director	February 11, 2009

INDEX TO EXHIBITS
     References in this Index to Exhibits to the “Registrant” are to Hanesbrands Inc. The Registrant will furnish you, without charge, a copy of any exhibit, upon written request. Written requests to obtain any exhibit should be sent to Corporate Secretary, Hanesbrands Inc., 1000 East Hanes Mill Road, Winston-Salem, North Carolina 27105.

Exhibit
Number	Description
3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008).
3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.12	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description
3.13	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.14	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.15	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.16	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.17	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.18	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.19	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.20	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.21	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.)(incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.22	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.23	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.24	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.25	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description
3.26	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.27	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.28	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.29	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.30	Certificate of Formation of Inner Self LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.31	Limited Liability Company Agreement of Inner Self LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.32	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.33	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.34	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.35	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC (incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.36	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.37	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.38	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.39	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description
3.40	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.41	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.42	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.43	Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
4.1	Rights Agreement between Hanesbrands Inc. and Computershare Trust Company, N.A., Rights Agent. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
4.2	Form of Rights Certificate (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
4.3	Placement Agreement, dated December 11, 2006, among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2006).
4.4	Indenture, dated as of December 14, 2006, among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc., and Branch Banking and Trust Company, as Trustee (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006).
4.5	Registration Rights Agreement with respect to Floating Rate Senior Notes due 2014, dated as of December 14, 2006, among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc., and Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., and HSBC Securities (USA) Inc. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006).
4.6	Indenture, dated as of August 1, 2008, among the Registrant, certain subsidiaries of the Registrant, and Branch Banking and Trust Company, as Trustee (incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Commission file number 333-152733) filed with the Securities and Exchange Commission on August 1, 2008).
10.1	Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.2	Form of Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.3	Form of Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006. (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

Exhibit
Number	Description
10.4	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006. *
10.5	Form of Non-Employee Director Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.5 to the Registrant’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2007).*
10.6	Hanesbrands Inc. Retirement Savings Plan.*
10.7	Hanesbrands Inc. Supplemental Employee Retirement Plan *
10.8	Hanesbrands Inc. Performance-Based Annual Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.9	Hanesbrands Inc. Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2008).*
10.10	Hanesbrands Inc. Executive Life Insurance Plan.*
10.11	Hanesbrands Inc. Executive Long-Term Disability Plan.*
10.12	Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (incorporated by reference from Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.13	Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan.*
10.14	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and Richard A. Noll.*
10.15	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and Gerald W. Evans Jr.*
10.16	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and E. Lee Wyatt Jr.*
10.17	Severance/Change in Control Agreement dated December 10, 2008 between the Registrant and Kevin W. Oliver.*
10.18	Severance/Change in Control Agreement dated December 17, 2008 between the Registrant and Joia M. Johnson.*
10.19	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and William J. Nictakis.*
10.20	Master Separation Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.21	Tax Sharing Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.22	Employee Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.23	Master Transition Services Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.24	Real Estate Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

Exhibit
Number	Description
10.25	Indemnification and Insurance Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.26	Intellectual Property Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.27	First Lien Credit Agreement dated September 5, 2006 (the “Senior Secured Credit Facility”) among the Registrant the various financial institutions and other persons from time to time party thereto, HSBC Bank USA, National Association, LaSalle Bank National Association, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., Citicorp USA, Inc. and Citibank, N.A. (incorporated by reference from Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).†
10.28	First Amendment dated February 22, 2007 to the Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2007).
10.29	Second Amendment dated August 21, 2008 to the Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).
10.30	Second Lien Credit Agreement dated September 5, 2006 (the “Second Lien Credit Agreement”) among HBI Branded Apparel Limited, Inc., Hanesbrands Inc., the various financial institutions and other persons from time to time party thereto, HSBC Bank USA, National Association, LaSalle Bank National Association, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., Citicorp USA, Inc. and Citibank, N.A. (incorporated by reference from Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).†
10.31	First Amendment dated August 21, 2008 to the Second Lien Credit Agreement (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).
10.32	Receivables Purchase Agreement dated as of November 27, 2007 among HBI Receivables LLC and the Registrant, JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, Falcon Asset Securitization Company LLC, Bryant Park Funding LLC, and HSBC Securities (USA) Inc. (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2008).†
12.1	Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included on the signature pages hereto).
31.1	Certification of Richard A. Noll, Chief Executive Officer.
31.2	Certification of E. Lee Wyatt Jr., Chief Financial Officer.
32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2	Section 1350 Certification of E. Lee Wyatt Jr., Chief Financial Officer.

*	Agreement relates to executive compensation.

†	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
HANESBRANDS

Page

Consolidated Financial Statements
Management’s Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Statements of Income for the years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006	F-4
Consolidated Balance Sheets at January 3, 2009 and December 29, 2007	F-5
Consolidated Statements of Stockholders’ or Parent Companies’ Equity and Comprehensive Income for the years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
F-6
Consolidated Statements of Cash Flows for the years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006	F-7
Notes to Consolidated Financial Statements	F-8

Hanesbrands Inc.
Management’s Report on Internal Control Over Financial Reporting
     Management of Hanesbrands Inc. (“Hanesbrands”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Hanesbrands’ system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Hanesbrands; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of Hanesbrands are being made only in accordance with authorizations of management and directors of Hanesbrands; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Hanesbrands’ assets that could have a material effect on the financial statements.
     Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of January 3, 2009, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management determined that Hanesbrands’ internal control over financial reporting was effective as of January 3, 2009.
     The effectiveness of our internal control over financial reporting as of January 3, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Hanesbrands Inc.
          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hanesbrands Inc. at January 3, 2009 and December 29, 2007, and the results of its operations and its cash flows for each of the two years in the period ended January 3, 2009, the six months ended December 30, 2006, and the year ended July 1, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits which were integrated audits in 2008 and 2007. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
          As discussed in Notes 16 and 17 to the consolidated financial statements, the Company changed the manner in which it accounts for its defined benefit pension and other postretirement plans effective December 30, 2006, and changed the measurement date for its plan assets and benefit obligations effective December 29, 2007.
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
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 11, 2009

HANESBRANDS
Consolidated Statements of Income
(in thousands, except per share amounts)

	Years Ended		Six Months	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Net sales	$4,248,770	$4,474,537	$2,250,473	$4,472,832
Cost of sales	2,871,420	3,033,627	1,530,119	2,987,500

Gross profit	1,377,350	1,440,910	720,354	1,485,332
Selling, general and administrative expenses	1,009,607	1,040,754	547,469	1,051,833
Gain on curtailment of postretirement benefits	—	(32,144)	(28,467)	—
Restructuring	50,263	43,731	11,278	(101)

Operating profit	317,480	388,569	190,074	433,600
Other (income) expense	(634)	5,235	7,401	—
Interest expense, net	155,077	199,208	70,753	17,280

Income before income tax expense	163,037	184,126	111,920	416,320
Income tax expense	35,868	57,999	37,781	93,827

Net income	$127,169	$126,127	$74,139	$322,493

Earnings per share:
Basic	$1.35	$1.31	$0.77	$3.35
Diluted	$1.34	$1.30	$0.77	$3.35
Weighted average shares outstanding:
Basic	94,171	95,936	96,309	96,306
Diluted	95,164	96,741	96,620	96,306
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	January 3,	December 29,
	2009	2007
ASSETS
Cash and cash equivalents	$67,342	$174,236
Trade accounts receivable less allowances of $21,897 at January 3, 2009 and $31,642 at December 29, 2007	404,930	575,069
Inventories	1,290,530	1,117,052
Deferred tax assets	181,850	172,909
Other current assets	165,673	55,068

Total current assets	2,110,325	2,094,334

Property, net	588,189	534,286
Trademarks and other identifiable intangibles, net	147,443	151,266
Goodwill	322,002	310,425
Deferred tax assets	321,037	263,157
Other noncurrent assets	45,053	86,015

Total assets	$3,534,049	$3,439,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$325,518	$289,166
Accrued liabilities and other:
Payroll and employee benefits	82,815	115,133
Advertising and promotion	69,102	85,359
Freight and duty	31,153	36,894
Restructuring	21,381	19,636
Other	110,941	123,217
Notes payable	61,734	19,577
Current portion of long-term debt	45,640	—

Total current liabilities	748,284	688,982

Long-term debt	2,130,907	2,315,250
Pension and postretirement benefits	294,095	38,657
Other noncurrent liabilities	175,608	107,690

Total liabilities	3,348,894	3,150,579

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value) Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value) Issued and outstanding — 93,520,132 at January 3, 2009 and 95,232,478 at December 29, 2007	935	954
Additional paid-in capital	248,167	199,019
Retained earnings	217,522	117,849
Accumulated other comprehensive loss	(281,469)	(28,918)

Total stockholders’ equity	185,155	288,904

Total liabilities and stockholders’ equity	$3,534,049	$3,439,483

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS
Consolidated Statements of Stockholders’ or Parent Companies’ Equity and Comprehensive Income
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(in thousands)

					Accumulated	Parent
			Additional		Other	Companies’
	Common Stock		Paid-In	Retained	Comprehensive	Equity
	Shares	Amount	Capital	Earnings	Loss	Investment	Total
Balances at July 2, 2005	—	$—	$—	$—	$(18,209)	$2,620,571	$2,602,362
Net income	—	—	—	—	—	322,493	322,493
Translation adjustments	—	—	—	—	13,518	—	13,518
Net unrealized loss on qualifying cash flow hedges, net of tax of $2,358	—	—	—	—	(3,693)	—	(3,693)

Comprehensive income							332,318
Net transactions with parent companies	—	—	—	—	—	294,454	294,454

Balances at July 1, 2006	—	$—	$—	$—	$(8,384)	$3,237,518	$3,229,134

Net income from July 2, 2006 through September 4, 2006	—	—	—	—	—	41,115	41,115
Net income from September 5, 2006 through December 30, 2006	—	—	—	33,024	—	—	33,024
Translation adjustments	—	—	—	—	(5,989)	—	(5,989)
Net unrealized loss on qualifying cash flow hedges, net of tax of $453	—	—	—	—	(597)	—	(597)
Minimum pension and postretirement liability from September 6, 2006 through December 30, 2006, net of tax of $6,281	—	—	—	—	(9,864)	—	(9,864)

Comprehensive income							57,689
Net transactions with parent companies	—	—	—	—	—	(793,133)	(793,133)
Payments to Sara Lee Corporation in connection with the spin off	—	—	—	—	—	(2,400,000)	(2,400,000)
Consummation of spin off transaction on September 5, 2006, including distribution of Hanesbrands Inc. common stock by Sara Lee Corporation	96,306	963	84,537	—	—	(85,500)	—
Minimum pension and postretirement liability from July 2, 2006 through September 5, 2006, net of tax of $34,261	—	—	—	—	(53,813)	—	(53,813)
Stock-based compensation	—	—	10,176	—	—	—	10,176
Exercise of stock options	6	—	139	—	—	—	139
Adoption of SFAS 158, net of tax	—	—	—	—	19,079	—	19,079

Balances at December 30, 2006	96,312	$963	$94,852	$33,024	$(59,568)	$—	$69,271

Net income	—	—	—	126,127	—	—	126,127
Translation adjustments	—	—	—	—	20,114	—	20,114
Net unrealized loss on qualifying cash flow hedges, net of tax of $4,456	—	—	—	—	(6,877)	—	(6,877)
Recognition of gain from healthcare plan settlement, net of tax of $12,505	—	—	—	—	(19,639)	—	(19,639)
Net unrecognized loss from pension and postretirement plans, net of tax of $23,590	—	—	—	—	37,052	—	37,052

Comprehensive income							156,777
Stock-based compensation	—	—	33,185	—	—	—	33,185
Exercise of stock options, vesting of restricted stock units and other	533	7	3,428	—	—	—	3,435
Stock repurchases	(1,613)	(16)	(2,006)	(42,451)	—	—	(44,473)
Final separation of pension plan assets and liabilities	—	—	74,189	—	—	—	74,189
Net transactions related to spin off	—	—	(4,629)	—	—	—	(4,629)
Adoption of SFAS 158, net of tax	—	—	—	1,149	—	—	1,149

Balances at December 29, 2007	95,232	$954	$199,019	$117,849	$(28,918)	$—	$288,904

Net income	—	—	—	127,169	—	—	127,169
Translation adjustments	—	—	—	—	(29,463)	—	(29,463)
Net unrealized loss on qualifying cash flow hedges, net of tax of $24,683	—	—	—	—	(38,818)	—	(38,818)
Net unrecognized loss from pension and postretirement plans, net of tax of $117,012	—	—	—	—	(184,270)	—	(184,270)

Comprehensive loss	—	—	—	—	—	—	(125,382)
Stock-based compensation	—	—	31,002	—	—	—	31,002
Exercise of stock options, vesting of restricted stock units and other	456	2	10,076	—	—	—	10,078
Stock repurchases	(1,224)	(12)	(2,767)	(27,496)	—	—	(30,275)
Net transactions related to spin off	(944)	(9)	10,837	—	—	—	10,828

Balances at January 3, 2009	93,520	$935	$248,167	$217,522	$(281,469)	$—	$185,155

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS
Consolidated Statements of Cash Flows
(in thousands)

			Six Months
	Years Ended		Ended	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Operating activities:
Net income	$127,169	$126,127	$74,139	$322,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	103,126	125,471	69,946	105,173
Amortization of intangibles	12,019	6,205	3,466	9,031
Restructuring	5,133	(3,446)	(812)	(4,220)
Gain on curtailment of postretirement benefits	—	(32,144)	(28,467)	—
Losses on early extinguishment of debt	1,332	5,235	7,401	—
Gain on repurchase of Floating Rate Senior Notes	(1,966)	—	—	—
Amortization of debt issuance costs	6,032	6,475	2,279	—
Stock compensation expense	31,449	33,625	15,623	—
Deferred taxes	(1,445)	28,069	3,485	(46,804)
Other	(1,616)	(75)	1,693	1,456
Changes in assets and liabilities:
Accounts receivable	163,687	(81,396)	22,004	59,403
Inventories	(182,971)	96,338	23,191	69,215
Other assets	(49,256)	19,212	(38,726)	21,169
Due to and from related entities	—	—	—	(5,048)
Accounts payable	34,046	67,038	17,546	(673)
Accrued liabilities and other	(69,342)	(37,694)	(36,689)	(20,574)

Net cash provided by operating activities	177,397	359,040	136,079	510,621

Investing activities:
Purchases of property, plant and equipment	(186,957)	(91,626)	(29,764)	(110,079)
Acquisitions of businesses, net of cash acquired	(14,655)	(20,243)	(6,666)	(2,436)
Acquisition of trademark	—	(5,000)	—	—
Proceeds from sales of assets	25,008	16,573	12,949	5,520
Other	(644)	(789)	450	(3,666)

Net cash used in investing activities	(177,248)	(101,085)	(23,031)	(110,661)

Financing activities:
Principal payments on capital lease obligations	(892)	(1,196)	(3,088)	(5,542)
Borrowings on notes payable	602,627	66,413	10,741	7,984
Repayments on notes payable	(560,066)	(88,970)	(3,508)	(93,073)
Issuance of debt under credit facilities	—	—	2,600,000	—
Cost of debt issuance	(69)	(3,266)	(50,248)	—
Payments to Sara Lee Corporation	—	—	(2,424,606)	—
Borrowings on revolving loan facility	791,000	—	—	—
Repayments on revolving loan facility	(791,000)	—	—	—
Repayment of debt under credit facilities	(125,000)	(428,125)	(106,625)	—
Issuance of Floating Rate Senior Notes	—	—	500,000	—
Repurchase of Floating Rate Senior Notes	(4,354)	—	—	—
Repayment of bridge loan facility	—	—	(500,000)	—
Borrowings on accounts receivable securitization	20,944	250,000	—	—
Repayments on accounts receivable securitization	(28,327)	—	—	—
Proceeds from stock options exercised	2,191	6,189	139	—
Stock repurchases	(30,275)	(44,473)	—	—
Transaction with Sara Lee Corporation	18,000	—	—	—
Other	483	883	—	—
Increase (decrease) in bank overdraft, net	—	(834)	(274,551)	275,385
Borrowings on notes payable to related entities, net	—	—	—	143,898
Net transactions with parent companies	—	—	193,255	(1,251,962)
Net transactions with related entities	—	—	(195,381)	(259,026)

Net cash used in financing activities	(104,738)	(243,379)	(253,872)	(1,182,336)

Effect of changes in foreign exchange rates on cash	(2,305)	3,687	(1,455)	(171)

Increase (decrease) in cash and cash equivalents	(106,894)	18,263	(142,279)	(782,547)
Cash and cash equivalents at beginning of period	174,236	155,973	298,252	1,080,799

Cash and cash equivalents at end of period	$67,342	$174,236	$155,973	$298,252

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS
Notes to Consolidated Financial Statements
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
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
     The Consolidated Financial Statements reflect the consolidated operations of Hanesbrands Inc. and its subsidiaries as a separate, stand alone entity subsequent to September 5, 2006, in addition to the historical operations of the Branded Apparel Americas and Asia Business which were operated as part of Sara Lee prior to the spin off. Under Sara Lee’s ownership, certain of the Branded Apparel Americas and Asia Business’s operations were divisions of Sara Lee and not separate legal entities, while the Branded Apparel Americas and Asia Business’s foreign operations were subsidiaries of Sara Lee. A direct ownership relationship did not exist among the various units comprising the Branded Apparel Americas and Asia Business prior to the spin off on September 5, 2006. Subsequent to the spin off on September 5, 2006, the Company began accumulating its retained earnings and recognized the par value and paid-in-capital in connection with the issuance of approximately 96,306 shares of common stock.
     Prior to the spin off on September 5, 2006, the Branded Apparel Americas and Asia Business utilized the services of Sara Lee for certain functions. These services included providing working capital, as well as certain legal, finance, internal audit, financial reporting, tax advisory, insurance, global information technology, environmental matters and human resource services, including various corporate-wide employee benefit programs. The cost of these services has been allocated to the Company and included in the Consolidated Financial Statements for periods prior to the spin off on September 5, 2006. The allocations were determined on the basis which Sara Lee and the Branded Apparel Americas and Asia Business considered to be reasonable reflections of the utilization of services provided by Sara Lee. A more detailed discussion of the relationship with Sara Lee prior to the spin off on September 5, 2006, including a description of the costs which have been allocated to the Branded Apparel Americas and Asia Business, as well as the method of allocation, is included in Note 20 to the Consolidated Financial Statements.
     Management believes the assumptions underlying the Consolidated Financial Statements for these periods are reasonable. However, the Consolidated Financial Statements included herein for the periods through September 5, 2006 do not necessarily reflect the Branded Apparel Americas and Asia Business’s operations and cash flows in the future or what its results of operations and cash flows would have been had the Branded Apparel Americas and Asia Business been a stand alone company during the periods presented.
     In October 2006, the Company’s Board of Directors approved a change in the Company’s fiscal year end from the Saturday closest to June 30 to the Saturday closest to December 31. As a result of this change, the Consolidated Financial Statements include presentation of the transition period beginning on July 2, 2006 and ending on December 30, 2006. Fiscal year 2008 included 53 weeks and fiscal years 2007 and 2006 included 52 weeks. Unless otherwise stated, references to years relate to fiscal years.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
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
(2) Summary of Significant Accounting Policies
(a) Consolidation
     The Consolidated Financial Statements include the accounts of the Company, its controlled subsidiary companies which in general are majority owned entities, and the accounts of variable interest entities (VIEs) for which the Company is deemed the primary beneficiary, as defined by the Financial Accounting Standards Board’s (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46-R) and related interpretations. Excluded from the accounts of the Company are Sara Lee entities which maintained legal ownership of certain of the Company’s divisions (Parent Companies) until the spin off on September 5, 2006. The results of companies acquired or disposed of during the year are included in the Consolidated Financial Statements from the effective date of acquisition, or up to the date of disposal. All intercompany balances and transactions have been eliminated in consolidation.
     The Company consolidates one VIE, an Israeli manufacturer and supplier of yarn. The Company has a 49% ownership interest in the Israeli joint venture, however, based upon certain terms of the supply contract, the Company has a disproportionate share of expected losses and residual returns. The effect of consolidating this VIE was the inclusion of $11,042 of total assets and $7,534 of total liabilities at January 3, 2009 and $11,903 of total assets and $8,351 of total liabilities at December 29, 2007 on the Consolidated Balance Sheets.
     The Company reported a minority interest of $5,907 and $5,749 in the “Other noncurrent liabilities” line of the Consolidated Balance Sheets at January 3, 2009 and December 29, 2007, respectively.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
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

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
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
Fixtures and Racks
     Store fixtures and racks are periodically used by resellers to display Company products. The Company expenses the cost of these fixtures and racks in the period in which they are delivered to the resellers. The Company includes the costs of fixtures and racks incurred by resellers and charged back to the Company in the determination of net sales. Fixtures and racks purchased by the Company and provided to resellers are included in selling, general and administrative expenses.
(e) Advertising Expense
     Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” caption in the Consolidated Statements of Income of $187,034 in the year ended January 3, 2009 and $188,327 in the year ended December 29, 2007, $99,786 in the six months ended December 30, 2006 and $190,934 in the year ended July 1, 2006.
(f) Shipping and Handling Costs
     Revenue received for shipping and handling costs is included in net sales and was $24,244 in the year ended January 3, 2009, $22,751 in the year ended December 29, 2007, $11,711 in the six months ended December 30, 2006 and $20,405 in the year ended July 1, 2006. Shipping costs, that comprise payments to third party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $238,340 in the year ended January 3, 2009, $234,070 in the year ended December 29, 2007, $123,850 in the six months ended December 30, 2006 and $235,690 in the year ended July 1, 2006. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.
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
(h) Research and Development
     Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. Research and development expense was $46,460 in the year ended January 3, 2009, $45,409 in the year ended December 29, 2007, $23,460 in the six months ended December 30, 2006 and $54,571 in the year ended July 1, 2006.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
(i) Cash and Cash Equivalents
     All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.
(j) Accounts Receivable Valuation
     Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information.
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
(m) Trademarks and Other Identifiable Intangible Assets
     The primary identifiable intangible assets of the Company are trademarks and computer software. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
flows.Finite-lived trademarks are being amortized over periods ranging from five to 30 years, while computer software is being amortized over periods ranging from two to ten years.
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
     Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events occur. The Company’s annual measurement date is the first day of the third fiscal quarter. The first step involves comparing the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to such excess.
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

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     In accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R)) the Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.
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

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
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
(r) Recently Issued Accounting Pronouncements
Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for the Company’s financial assets and liabilities on December 30, 2007. The FASB approved a one-year deferral of the adoption of SFAS 157 as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, as a result of which implementation by the Company is now required on January 4, 2009. The partial adoption of SFAS 157 in the first quarter ended March 29, 2008 had no material impact on the financial condition, results of operations or cash flows of the Company, but resulted in certain additional disclosures reflected in Note15. The Company is in the process of evaluating the impact of SFAS 157 as it relates to its non-financial assets and liabilities.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
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
Employers’ Disclosures about Postretirement Benefit Plan Assets
     In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 will require additional disclosures about the major categories of plan assets and concentrations of risk, as well as disclosure of fair value levels, similar to the disclosure requirements of SFAS 157. The enhanced disclosures about plan assets required by FSP 132(R)-1 must be provided in the Company’s Annual Report on Form 10-K for the year ending January 2, 2010.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
(s) Reclassifications
     Certain prior year amounts in the Consolidated Financial Statements, none of which are material, have been reclassified to conform with the current year presentation. These reclassifications within the footnote disclosures, which relate to changes in the classification of inventory, segment assets, segment depreciation and amortization expense and segment additions to long-lived assets, had no impact on the Company’s results of operations.
(3) Earnings Per Share
     Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the period. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock. The reconciliation of basic to diluted weighted average shares for the years ended January 3, 2009 and December 29, 2007 and the six months ended December 30, 2006 is as follows:

	Years Ended		Six Months Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Basic weighted average shares	94,171	95,936	96,309
Effect of potentially dilutive securities:
Stock options	100	278	31
Restricted stock units	882	527	280
Employee stock purchase plan and other	11	—	—

Diluted weighted average shares	95,164	96,741	96,620

     Options to purchase 3,735, 1,163 and 1,832 shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the years ended January 3, 2009 and December 29, 2007 and six months ended December 30, 2006, respectively.
     For the year ended July 1, 2006, basic and diluted EPS were computed using the number of shares of Hanesbrands stock outstanding on September 5, 2006, the date on which Hanesbrands common stock was distributed to stockholders of Sara Lee in connection with the spin off.
(4) Stock-Based Compensation
     The Company established the Hanesbrands OIP to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company and incent performance and retention of employees.
Stock Options
     The exercise price of each stock option equals the closing market price of Hanesbrands’ stock on the date of grant. Options can generally be exercised over a term of between five and 10 years. Options vest ratably over two to three years with the exception of one category of award made in September 2006 which vested immediately upon grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted during the years ended January 3, 2009 and December 29, 2007 and six months ended December 30, 2006, respectively.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)

	Years Ended		Six Months Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Dividend yield	—	—	—
Risk-free interest rate	1.68-2.64%	3.24-4.92%	4.52-4.59%
Volatility	28-37%	26-28%	30%
Expected term (years)	3.8-6.0	2.5-4.5	2.5-4.5
     The dividend yield assumption is based on the Company’s current intent not to pay dividends. The Company uses a combination of the volatility of the Company and the volatility of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions due to the limited trading history of the Company’s common stock since the Company’s spin off from Sara Lee on September 5, 2006. The Company utilized the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted. SEC Staff Accounting Bulletin No. 110, which was issued in December 2007, amends SEC Staff Accounting Bulletin No. 107 and gives a limited extension on using the simplified method for valuing stock option grants to eligible public companies that do not have sufficient historical exercise patterns on options granted to employees.
     A summary of the changes in stock options outstanding to the Company’s employees under the Hanesbrands OIP is presented below:

				Weighted-
				Average
		Weighted-		Remaining
		Average	Aggregate	Contractual
		Exercise	Intrinsic	Term
	Shares	Price	Value	(Years)
Options outstanding at July 1, 2006	—	$—	$—	—
Granted	2,955	22.37
Exercised	(6)	22.37
Forfeited	—	—

Options outstanding at December 30, 2006	2,949	$22.37	$3,686	5.99
Granted	1,222	25.59
Exercised	(277)	22.37
Forfeited	(249)	22.97

Options outstanding at December 29, 2007	3,645	$23.41	$16,369	5.44
Granted	2,624	19.81
Exercised	(98)	22.50
Forfeited	(142)	23.35

Options outstanding at January 3, 2009	6,029	$21.86	$—	5.99

Options exercisable at January 3, 2009	2,276	$22.89	$—	4.19

     During 2008, after consultation with its compensation consultants, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) determined to make decisions regarding 2009 compensation for executive officers at its meeting in December 2008, so that such decisions could be made prior to the January 1, 2009 effective date for any changes in total compensation opportunities rather than retroactively, and to approve equity grants simultaneously with those decisions. Regarding 2008 compensation, the Compensation Committee made decisions and approved equity grants at its meeting in January 2008. Therefore, two equity awards, including awards of stock options, were made to executive officers and other employees during the year ended January 3, 2009.
     There were 968, 634 and 1,123 options that vested during the years ended January 3, 2009 and December 29, 2007 and six months ended December 30, 2006, respectively. The total intrinsic value of options that were exercised

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
during the years ended January 3, 2009 and December 29, 2007 and the six months ended December 30, 2006 was $1,057, $1,804 and $8, respectively. The weighted average fair value of individual options granted during the years ended January 3, 2009 and December 29, 2007 and the six months ended December 30, 2006 was $6.29, $7.83 and $6.55, respectively.
     Cash received from option exercises under all share-based payment arrangements for the years ended January 3, 2009 and December 29, 2007 and the six months ended December 30, 2006 was $2,191, $6,189 and $139, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $806, $1,503 and $8 for the years ended January 3, 2009 and December 29, 2007 and the six months ended December 30, 2006, respectively.
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

				Weighted-
				Average
		Weighted-		Remaining
		Average	Aggregate	Contractual
		Grant-Date	Intrinsic	Term
	Shares	Fair Value	Value	(Years)
Nonvested share units at July 1, 2006	—	$—	$—	—
Granted	1,546	22.37
Vested	—	—
Forfeited	—	—

Nonvested share units at December 30, 2006	1,546	$22.37	$36,516	2.41

Granted	615	25.38
Vested	(440)	22.37
Forfeited	(143)	23.17

Nonvested share units at December 29, 2007	1,578	$23.47	$43,922	1.89

Granted	1,512	18.19
Vested	(583)	23.28
Forfeited	(105)	23.69

Nonvested share units at January 3, 2009	2,402	$20.19	$31,652	1.89

Vested share units at January 3, 2009	1,023	$22.89

     During 2008, after consultation with its compensation consultants, the Compensation Committee determined to make decisions regarding 2009 compensation for executive officers at its meeting in December 2008, so that such decisions could be made prior to the January 1, 2009 effective date for any changes in total compensation opportunities rather than retroactively, and to approve equity grants simultaneously with those decisions. Regarding 2008 compensation, the Compensation Committee made decisions and approved equity grants at its meeting in January 2008. Therefore, two equity awards, including awards of restricted stock units, were made to executive officers and other employees during the year ended January 3, 2009.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     The total fair value of shares vested during the years ended January 3, 2009 and December 29, 2007 and the six months ended December 30, 2006 was $13,560, $9,853 and $0, respectively. Certain participants elected to defer receipt of shares earned upon vesting. As of January 3, 2009, a total of 73 shares of common stock are issuable in future years for such deferrals.
     For all share-based payments under the Hanesbrands OIP, during the years ended January 3, 2009 and December 29, 2007 and the six months ended December 30, 2006, the Company recognized total compensation expense of $31,002, $33,185 and $10,176 and recognized a deferred tax benefit of $11,585, $12,360 and $3,842, respectively. At January 3, 2009, there was $34,485 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $28,508, $4,861 and $1,116 is expected to be recognized in 2009, 2010 and 2011, respectively. The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the Hanesbrands OIP by issuing newly authorized shares. The Hanesbrands OIP authorized 13,105 shares for awards of stock options and restricted stock units, of which 3,547 were available for future grants as of January 3, 2009.
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
   Employee Stock Purchase Plan
     During April 2007, the Company implemented the Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (the “ESPP”), which is qualified under Section 423 of the Internal Revenue Code. An aggregate of up to 2,442 shares of Hanesbrands common stock may be purchased by eligible employees pursuant to the ESPP. The purchase price for shares under the ESPP is equal to 85% of the stock’s fair market value on the purchase date. During the years ended January 3, 2009 and December 29, 2007, 129 and 78 shares, respectively, were purchased under the ESPP by eligible employees. The Company had 2,235 shares of common stock available for issuance under the ESPP as of January 3, 2009. The Company recognized $447 and $440 of stock compensation expense under the ESPP during the years ended January 3, 2009 and December 29, 2007, respectively.
(5) Restructuring
     Since becoming an independent company, the Company has undertaken a variety of restructuring efforts in connection with its consolidation and globalization strategy designed to improve operating efficiencies and lower costs. As a result of this strategy, the Company expects to incur approximately $250,000 in restructuring and related charges over the three year period following the spin off from Sara Lee on September 5, 2006, of which approximately half is expected to be noncash. As of January 3, 2009, the Company has recognized approximately $209,000 and announced approximately $219,000 in restructuring and related charges related to this strategy since September 5, 2006. Of these charges, approximately $84,000 relates to accelerated depreciation of buildings and equipment for facilities that have been or will be closed, approximately $79,000 relates to employee termination and other benefits, approximately $19,000 relates to write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate, approximately $17,000 relates to lease termination and other costs and approximately $10,000 relates to impairments of fixed assets. Accelerated depreciation related to the Company’s manufacturing facilities and distribution centers that have been or will be closed is reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income. The write-offs of stranded raw materials and work in process inventory are reflected in the “Cost of sales” line of the Consolidated Statements of Income.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     The reported results for the years ended January 3, 2009 and December 29, 2007, the six months ended December 30, 2006 and the year ended July 1, 2006 reflect amounts recognized for restructuring actions, including the impact of certain actions that were completed for amounts more favorable than previously estimated. The impact of restructuring efforts on income before income tax expense is summarized as follows:

	Years Ended		Six Months Ended	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Restructuring programs:
Year ended January 3, 2009 restructuring actions	$87,117	$—	$—	$—
Year ended December 30, 2007 restructuring actions	8,661	70,050	—	—
Six months ended December 30, 2006 restructuring actions	(2,698)	13,128	33,289	—
Year ended July 1, 2006 and prior restructuring actions	(273)	5	(812)	(101)

Decrease (increase) in income before income tax expense	$92,807	$83,183	$32,477	$(101)

     The following table illustrates where the costs (income) associated with these actions are recognized in the Consolidated Statements of Income:

	Years Ended		Six Months Ended	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Cost of sales	$42,558	$36,912	$21,199	$—
Selling, general and administrative expenses	(14)	2,540	—	—
Restructuring	50,263	43,731	11,278	(101)

Decrease (increase) in income before income tax expense	$92,807	$83,183	$32,477	$(101)

     Components of the restructuring actions are as follows:

	Years Ended		Six Months Ended	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Accelerated depreciation	$23,848	$39,452	$21,199	$—
Employee termination and other benefits	34,409	31,780	11,278	456
Inventory write-offs	18,696	—	—	—
Fixed asset impairment	8,993	1,857	—	—
Noncancelable leases, other contractual obligations and other	6,861	10,094	—	(557)

	$92,807	$83,183	$32,477	$(101)

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     Rollforward of accrued restructuring is as follows:

	Years Ended		Six Months Ended	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Beginning accrual	$23,350	$17,029	$21,938	$51,677
Restructuring expenses	49,198	46,762	12,180	4,119
Cash payments	(41,185)	(35,517)	(16,172)	(29,638)
Adjustments to restructuring expenses	(9,570)	(4,924)	(917)	(4,220)

Ending accrual	$21,793	$23,350	$17,029	$21,938

     The accrual balance as of January 3, 2009 is comprised of $21,381 in current accrued liabilities and $412 in other noncurrent liabilities. The $21,381 in current accrued liabilities consists of $19,006 for employee termination and other benefits and $2,375 for noncancelable leases and other contractual obligations. The $412 in other noncurrent liabilities is related to noncancelable leases and other contractual obligations.
     Adjustments to previous estimates resulted from actual costs to settle obligations being lower than expected. The adjustments were reflected in the “Restructuring” line of the Consolidated Statements of Income.
   Year Ended January 3, 2009 Restructuring Actions
     During the year ended January 3, 2009, the Company approved actions to close 11 manufacturing facilities and three distribution centers and eliminate approximately 6,800 positions in Mexico, the United States, Costa Rica, Honduras and El Salvador. The production capacity represented by the manufacturing facilities has been relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to the Company’s West Coast distribution facility in California in order to expand capacity for goods the Company sources from Asia. In addition, approximately 200 management and administrative positions were eliminated, with the majority of these positions based in the United States. All actions are expected to be completed within a 12-month period. The Company recorded charges of $87,117 in the year ended January 3, 2009. The Company recognized $37,190 which represents employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group, $18,696 for write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of certain manufacturing facilities, $14,457 for accelerated depreciation of buildings and equipment, $8,495 for noncancelable leases, other contractual obligations and other charges related to the closure of certain manufacturing facilities and $8,279 for fixed asset impairments related to the closure of certain manufacturing facilities. These charges are reflected in the “Restructuring,” “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statement of Income. As of January 3, 2009, 5,932 employees had been terminated and the severance obligation remaining in accrued restructuring on the Consolidated Balance Sheet was $17,954. The lease termination and other contractual obligations remaining in accrued restructuring on the Consolidated Balance Sheet as of January 3, 2009 was $2,235.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     The following table summarizes planned and actual employee terminations by location as of January 3, 2009:

Number of Employees	Total
Mexico	1,958
United States	1,909
Costa Rica	1,710
Honduras	1,193
El Salvador	150
Other	84

7,004

Actions completed	5,932
Actions remaining	1,072

7,004

Year Ended December 29, 2007 Restructuring Actions
     During the year ended December 29, 2007, the Company, in connection with its consolidation and globalization strategy, approved actions to close 16 manufacturing facilities and three distribution centers in the Dominican Republic, Mexico, the United States, Brazil and Canada. All actions are expected to be completed within a 12-month period. The net impact of these actions was to reduce income before income tax expense by $70,050 in the year ended December 29, 2007. As of January 3, 2009, 6,241 employees had been terminated and the severance obligation remaining in accrued liabilities on the Consolidated Balance Sheet was $803. The lease termination and other contractual obligations remaining in accrued restructuring on the Consolidated Balance Sheet as of January 3, 2009 was $193.
     During the year ended January 3, 2009, the Company recognized additional restructuring charges associated with plant closures announced in the year ended December 29, 2007, resulting in a decrease of $8,661 to net income before income tax expenses.
     The Company recognized charges of $10,484 in the year ended January 3, 2009 for accelerated depreciation of buildings and equipment associated with plant closures. The additional charges are reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income.
     The Company recognized $661 in the year ended January 3, 2009, which represents charges for lease termination costs, other contractual obligations and other restructuring related expenses. These charges are reflected in the “Restructuring” line of the Consolidated Statements of Income.
     During the year ended January 3, 2009, certain actions were completed for amounts more favorable than originally estimated, resulting in an increase of $2,484 to income before income taxes. The $2,484 consists of a credit for employee termination and other benefits and resulted from actual costs to settle obligations being lower than expected. The adjustment is reflected in the “Restructuring” line of the Consolidated Statements of Income.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     The following table summarizes planned and actual employee terminations by location as of January 3, 2009:

Number of Employees	Total
Dominican Republic	2,635
Mexico	2,151
United States	1,222
Brazil	156
Canada	93

6,257

Actions completed	6,241
Actions remaining	16

6,257

Six Months Ended December 30, 2006 Restructuring Actions
     During the six months ended December 30, 2006, the Company, in connection with its plans to migrate portions of its manufacturing operations to lower-cost manufacturing facilities, to improve alignment of sewing operations with the flow of textiles and to consolidate production capacity, approved various actions resulting in the closure of seven facilities. The seven facilities include four textile and sewing plants in the United States, Puerto Rico and Mexico and the three distribution centers in the United States. All actions were to be completed within a 12-month period after being approved. In the six months ended December 30, 2006, these actions reduced income before income tax expense by $33,289. As of January 3, 2009, all of the employees had been terminated.
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
     During the year ended January 3, 2009, certain actions were completed for amounts more favorable than originally estimated, resulting in an increase of $2,698 to income before income taxes. The $2,698 consists of a credit of $24 for employee termination and other benefits resulting from actual costs to settle obligations being lower than expected, a credit of $1,093 to accelerated depreciation as a result of proceeds from sales of fixed assets to which accelerated depreciation was previously charged exceeding previous estimates, a credit of $2,295 to lease termination costs as a result of costs to settle the obligation being lower than expected and a charge of $714 to fixed asset impairments related to the closure of certain manufacturing facilities. The charges and adjustments are reflected in the “Restructuring,” “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statement of Income.
     The following table summarizes planned and actual employee terminations by location as of January 3, 2009:

Number of Employees	Total
United States	967
Mexico	1,781

2,748

Actions completed	2,748
Actions remaining	—

2,748

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
(6) Inventories
     Inventories consisted of the following:

	January 3,	December 29,
	2009	2007
Raw materials	$172,494	$176,758
Work in process	116,800	122,724
Finished goods	1,001,236	817,570

	$1,290,530	$1,117,052

(7) Allowances for Trade Accounts Receivable
     The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions are as follows:

		Allowance for
	Allowance for	Chargebacks
	Doubtful	and Other
	Accounts	Deductions	Total
Balance at July 1, 2006:	$13,257	$15,560	$28,817
Charged to expenses	(39)	24,083	24,044
Deductions and write-offs	(2,556)	(22,596)	(25,152)

Balance at December 30, 2006:	10,662	17,047	27,709

Charged to expenses	(363)	45,966	45,603
Deductions and write-offs	(971)	(40,699)	(41,670)

Balance at December 29, 2007:	9,328	22,314	31,642

Charged to expenses	8,074	5,366	13,440
Deductions and write-offs	(4,847)	(18,338)	(23,185)

Balance at January 3, 2009:	$12,555	$9,342	$21,897

     Charges to the allowance for doubtful accounts are reflected in the “Selling, general and administrative expenses” line and charges to the allowance for customer chargebacks and other customer deductions are primarily reflected as a reduction in the “Net sales” line of the Consolidated Statements of Income. Deductions and write-offs, which do not increase or decrease income, represent write-offs of previously reserved accounts receivables and allowed customer chargebacks and deductions against gross accounts receivable.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
(8) Property, Net
     Property is summarized as follows:

	January 3,	December 29,
	2009	2007
Land	$29,633	$37,969
Buildings and improvements	413,375	412,326
Machinery and equipment	952,301	1,014,112
Construction in progress	106,043	33,746
Capital leases	3,794	12,262

	1,505,146	1,510,415
Less accumulated depreciation	916,957	976,129

Property, net	$588,189	$534,286

(9) Notes Payable
     The Company had the following short-term obligations at January 3, 2009 and December 29, 2007:

		Principal Amount
	Interest Rate as of	January 3,	December 29,
	January 3, 2009	2009	2007
Short-term revolving facility in El Salvador	7.38%	$28,730	$—
Short-term revolving facility in Thailand	4.35%	15,472	1,338
Short-term revolving facility in China	5.36%	8,203	6,334
Short-term revolving facility in India	16.50%	5,300	6,245
Other	7.31%	4,029	5,660

		$61,734	$19,577

     The Company has a short-term revolving facility arrangement with a Salvadoran branch of a U.S. bank amounting to $45,000 of which $28,730 was outstanding at January 3, 2009 which accrues interest at 7.38%. The Company was in compliance with the covenants contained in this facility at January 3, 2009.
     The Company has a short-term revolving facility arrangement with a Thai branch of a U.S. bank amounting to THB 600 million ($17,251) of which $15,472 was outstanding at January 3, 2009 which accrues interest at 4.35%. The Company was in compliance with the covenants contained in this facility at January 3, 2009.
     The Company has a short-term revolving facility arrangement with a Chinese branch of a U.S. bank amounting to RMB 56 million ($8,203) of which $8,203 was outstanding at January 3, 2009 which accrues interest at 5.36%. Borrowings under the facility accrue interest at the prevailing base lending rates published by the People’s Bank of China from time to time less 10%. The Company was in compliance with the covenants contained in this facility at January 3, 2009.
     The Company has a short-term revolving facility arrangement with an Indian branch of a U.S. bank amounting to INR 260 million ($5,331) of which $5,300 was outstanding at January 3, 2009 which accrues interest at 16.50%. The Company was in compliance with the covenants contained in this facility at January 3, 2009.
     The Company has other short-term obligations amounting to $4,029 which consisted of a short-term revolving facility arrangement with a Japanese branch of a U.S. bank amounting to JPY 1,100 million ($12,123) of which $2,003 was outstanding at January 3, 2009 which accrues interest at 2.42% and a short-term revolving facility

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
arrangement with a Vietnamese branch of a U.S. bank amounting to $14,000 of which $2,026 was outstanding at January 3, 2009 which accrues interest at 12.14%. The Company was in compliance with the covenants contained in the facilities at January 3, 2009.
     In addition, the Company has short-term revolving credit facilities in various other locations that can be drawn on from time to time amounting to $26,831 million of which $0 was outstanding at January 3, 2009.
     Total interest paid on notes payable was $2,208, $1,175, $308 and $2,588 in the years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006, respectively.
(10) Long-term debt
     The Company had the following long-term debt at January 3, 2009 and December 29, 2007:

		Principal Amount
	Interest Rate	January 3,	December 29,
	January 3, 2009	2009	2007	Maturity Date
Senior Secured Credit Facility:
Term A	5.02%	$139,000	$139,000	September 2012
Term B	5.19%	851,250	976,250	September 2013
Revolving Loan Facility	3.75%	—	—	September 2011
Second Lien Credit Facility	7.27%	450,000	450,000	March 2014
Floating Rate Senior Notes	5.70%	493,680	500,000	December 2014
Accounts Receivable Securitization	2.10%	242,617	250,000	November 2010

		$2,176,547	$2,315,250

     In connection with the spin off on September 5, 2006, the Company entered into a $2,150,000 senior secured credit facility (the “Senior Secured Credit Facility”), a $450,000 senior secured second lien credit facility (the “Second Lien Credit Facility”) and a $500,000 bridge loan facility (the “Bridge Loan Facility”). The Bridge Loan Facility was paid off in full through the issuance of $500,000 of floating rate senior notes (the “Floating Rate Senior Notes”) issued in December 2006. On November 27, 2007, we entered into an accounts receivable securitization facility (“the Receivables Facility”), which provides for up to $250,000 in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. The outstanding balances at January 3, 2009 are reported in the “Long-term debt” and “Current portion of long-term debt” lines of the Consolidated Balance Sheets.
     Total cash paid for interest related to the long-term debt during the years ended January 3, 2009 and December 29, 2007 and the six months ended December 30, 2006 was $150,898, $165,331 and $68,569, respectively.
Senior Secured Credit Facility
     The Senior Secured Credit Facility initially provided for aggregate borrowings of $2,150,000, consisting of: (i) a $250,000 Term A loan facility (the “Term A Loan Facility”); (ii) a $1,400,000 Term B loan facility (the “Term B Loan Facility”); and (iii) a $500,000 revolving loan facility (the “Revolving Loan Facility”). The Senior Secured Credit Facility is guaranteed by substantially all of Hanesbrands’ U.S. subsidiaries and is secured by equity interests in substantially all of Hanesbrands’ direct and indirect U.S. subsidiaries and 65% of the voting securities of certain

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
foreign subsidiaries and substantially all present and future assets of Hanesbrands and the guarantors. At the Company’s option, borrowings under the Senior Secured Credit Facility may be maintained from time to time as (a) Base Rate loans, which shall bear interest at the higher of (i) 1/2 of 1% in excess of the federal funds rate and (ii) the rate published in the Wall Street Journal as the “prime rate” (or equivalent), in each case in effect from time to time, plus the applicable margin in effect from time to time (which is currently 0.50% for the Term A Loan Facility and the Revolving Loan Facility and 0.75% for the Term B Loan Facility), or (b) LIBOR based loans, which shall bear interest at the LIBO Rate (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), as determined by the administrative agent for the respective interest period plus the applicable margin in effect from time to time (which is currently 1.50% for the Term A Loan Facility and the Revolving Loan Facility and 1.75% for the Term B Loan Facility). The final maturity of the Term A Loan Facility is September 5, 2012. The Term A Loan Facility amortizes in an amount per annum equal to the following: year 1 — 5.00%; year 2 — 10.00%; year 3 — 15.00%; year 4 — 20.00%; year 5 — 25.00%; year 6 — 25.00%. The final maturity of the Term B Loan Facility is September 5, 2013. The Term B Loan Facility is payable in equal quarterly installments in an amount equal to 1% per annum, with the balance due on the maturity date. The final maturity of the Revolving Loan Facility is September 5, 2011. As of January 3, 2009, the Company had $0 outstanding under the Revolving Loan Facility, $37,134 of standby and trade letters of credit issued and outstanding under this facility and $462,866 of borrowing availability. At January 3, 2009, the interest rates on the Term A Loan Facility and the Term B Loan Facility were 5.02% and 5.19% respectively. Outstanding borrowings under the Senior Secured Credit Facility are prepayable without penalty.
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
     On August 21, 2008, the Company entered into an amendment (the “Second Amendment”) to the Senior Secured Credit Facility. Pursuant to the Second Amendment, the amount of unsecured indebtedness which the Company and its subsidiaries that are obligors pursuant to the Senior Secured Credit Facility may incur under senior notes was increased from $500,000 to $1,000,000. The provisions of the Senior Secured Credit Facility which require the proceeds of the issuance of any such notes be applied to repay amounts due with respect to the Senior Secured Credit Facility, and specify how any such proceeds will be applied, remain unchanged.
     The Senior Secured Credit Facility requires the Company to comply with customary affirmative, negative, and financial covenants, and includes customary events of default. As of January 3, 2009, the Company was in compliance with all covenants.
Second Lien Credit Facility
     The Second Lien Credit Facility provides for aggregate borrowings of $450,000 by Hanesbrands’ wholly-owned subsidiary, HBI Branded Apparel Limited, Inc. The Second Lien Credit Facility is unconditionally guaranteed by Hanesbrands and each entity guaranteeing the Senior Secured Credit Facility. The Second Lien Credit Facility and the guarantees in respect thereof are secured on a second-priority basis (subordinate only to the Senior Secured Credit Facility and any permitted additions thereto or refinancings thereof) by substantially all of the assets that secure the Senior Secured Credit Facility. Loans under the Second Lien Credit Facility bear interest in the same manner as those under the Senior Secured Credit Facility, subject to a margin of 2.75% for Base Rate loans and 3.75% for LIBOR based loans. The Second Lien Credit Facility matures on March 5, 2014, may not be prepaid prior to September 5, 2007, and includes premiums for prepayment of the loan prior to September 5, 2009 based upon timing of the prepayments. The Second Lien Credit Facility will not amortize and will be repaid in full on its maturity date. At January 3, 2009 the interest rate on the Second Lien Credit Facility was 7.27%.
     On August 21, 2008, the Company entered into an amendment (the “Second Lien Amendment”) to the Second Lien Credit Facility. Pursuant to the Second Lien Amendment, the amount of unsecured indebtedness which the

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
Company and its subsidiaries that are obligors pursuant to the Second Lien Credit Facility may incur under senior notes was increased from $500,000 to $1,000,000. The provisions of the Second Lien Credit Facility which require the proceeds of the issuance of any such notes be applied to repay amounts due with respect to the Second Lien Credit Facility, and specify how any such proceeds will be applied, remain unchanged. The Second Lien Credit Facility requires the Company to comply with customary affirmative, negative, and financial covenants, and includes customary events of default. As of January 3, 2009, the Company was in compliance with all covenants.
Floating Rate Senior Notes
     On December 14, 2006, the Company issued $500,000 aggregate principal amount of Floating Rate Senior Notes due 2014. The Floating Rate Senior Notes are senior unsecured obligations that rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness. The Floating Rate Senior Notes bear interest at an annual rate, reset semi-annually, equal to the London Interbank Offered Rate, or LIBOR, plus 3.375%. Interest is payable on the Floating Rate Senior Notes on June 15 and December 15 of each year beginning on June 15, 2007. The Floating Rate Senior Notes will mature on December 15, 2014. The net proceeds from the sale of the Floating Rate Senior Notes were approximately $492,000. These proceeds, together with working capital, were used to repay in full the $500,000 outstanding under the Bridge Loan Facility. The Floating Rate Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries. The Floating Rate Senior Notes are redeemable on or after December 15, 2008, subject to premiums based upon timing of the prepayments. The Company repurchased $6,320 of the Floating Rate Senior Notes for $4,354 resulting in a gain of $1,966 during the year ended January 3, 2009.
Accounts Receivable Securitization
     On November 27, 2007, the Company entered into the Receivables Facility, which provides for up to $250,000 in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. The Receivables Facility will terminate on November 27, 2010. Under the terms of the Receivables Facility, the company sells, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly-owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits that issue commercial paper in the short-term market and are not affiliated with the Company or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on our Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes. The borrowings under the Receivables Facility remain outstanding throughout the term of the agreement subject to the Company maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs.
     Availability of funding under the facility depends primarily upon the eligible outstanding receivables balance. As of January 3, 2009, the Company had $242,617 outstanding under the Receivables Facility. The outstanding balance under the Receivables Facility is reported on the Company’s Consolidated Balance Sheet in long-term debt based on the three-year term of the agreement and the fact that remittances on the receivables do not automatically reduce the outstanding borrowings. All of the proceeds from the Receivables Facility were used to make a prepayment of principal under the Senior Secured Credit Facility. Unless the conduits fail to fund, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. If the conduits fail to fund, the Receivables Facility would be funded through committed bank purchasers, and the interest rate payable at the Company’s option at the rate announced from time to time by JPMorgan as its prime rate or at the LIBO Rate (as defined in the Receivables Facility) plus the applicable margin in effect from time to time. The average blended interest rate for the year ended January 3, 2009 was 3.50%.
     The Receivables Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio as required by the Senior Secured Credit Facility. As of January 3, 2009, the Company was in compliance with all covenants.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     The total amount of receivables used as collateral for the credit facility was $331,470 at January 3, 2009 and is reported on the Company’s Consolidated Balance Sheet in trade accounts receivable less allowances.
     Future principal payments for all of the facilities described above are as follows: $45,640 due in 2009, $229,727 due in 2010, $46,875 due in 2011, $59,375 due in 2012, $851,250 due in 2013 and $943,680 thereafter. Reflected in these future principal payments were net principal payments of $138,703, $178,125 and $106,625 made during the years ended January 3, 2009 and December 29, 2007 and six months ended December 30, 2006, respectively. The prepayments relieved any requirement for the Company to make mandatory payments on the Term A and Term B Loan Facilities through 2009.
     The Company incurred $69 and $3,266 in debt issuance costs in connection with entering into the First Amendment and the Receivables Facility during the years ended January 3, 2009 and December 29, 2007, respectively and $50,248 in debt issuance costs in connection with the issuance of the Senior Secured Credit Facility, the Second Lien Facility, Bridge Loan Facility and the Floating Rate Senior Notes during the six months ended December 30, 2006. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from five to eight years. As of January 3, 2009, the net carrying value was $24,776 which is included in other noncurrent assets in the Consolidated Balance Sheet. The Company’s debt issuance cost amortization was $6,032, $6,475 and $2,279 for the years ended January 3, 2009 and December 29, 2007 and six months ended December 30, 2006, respectively.
     The Company recognized $1,332 of losses on early extinguishment of debt during the year ended January 3, 2009 which is comprised of a loss of $1,269 related to the prepayment of $125,000 on the Senior Secured Credit Facility and $63 related to the repurchase of $6,320 of Floating Rate Senior Notes. During the year ended December 29, 2007, the Company recognized $5,235 of losses on early extinguishment of debt related to prepayments of $425,000 on the Senior Secured Credit Facility. During the six months ended December 30, 2006, the Company recognized $7,401 of losses on early extinguishment of debt which is comprised of a $6,125 loss for unamortized debt issuance costs on the Bridge Loan Facility in connection with the issuance of the Floating Rate Senior Notes and a $1,276 loss related to unamortized debt issuance costs on the Senior Secured Credit Facility for the prepayment of $100,000 of principal in December 2006. As discussed above, the proceeds from the issuance of the Floating Rate Senior Notes were used to repay the entire outstanding principal of the Bridge Loan Facility.
(11) Accumulated Other Comprehensive Loss
     The components of accumulated other comprehensive loss are as follows:

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)

		Net
		Unrealized
		Income			Accumulated
	Cumulative	(Loss)	Pension		Other
	Translation	on Cash Flow	and	Income	Comprehensive
	Adjustment	Hedges	Postretirement	Taxes	Loss
Balance at July 1, 2006	$(4,895)	$(5,576)	$—	$2,087	$(8,384)
Other comprehensive income (loss) activity	(5,989)	(1,050)	(72,412)	28,267	(51,184)

Balance at December 30, 2006	$(10,884)	$(6,626)	$(72,412)	$30,354	$(59,568)
Other comprehensive income (loss) activity	20,114	(11,268)	28,245	(6,441)	30,650

Balance at December 29, 2007	$9,230	$(17,894)	$(44,167)	$23,913	$(28,918)
Other comprehensive income (loss) activity	(29,463)	(63,501)	(301,282)	141,695	(252,551)

Balance at January 3, 2009	$(20,233)	$(81,395)	$(345,449)	$165,608	$(281,469)

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
     During the six months ended December 30, 2006, the Company adopted SFAS 158 which requires a company to report the unfunded positions of employee benefit plans on the balance sheet while all other deferred charges are reported as a component of accumulated other comprehensive income. The impact of adopting the SFAS 158 provision was $19,079, net of tax, which is not reflected in comprehensive income but is, however, included in accumulated other comprehensive loss at December 30, 2006.
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
Operating Leases
     The Company leases certain buildings and equipment under agreements that are classified as operating leases. Rental expense under operating leases was $53,072 in the year ended January 3, 2009, $47,366 in the year ended December 29, 2007, $27,590 in the six months ended December 30, 2006 and $54,874 in the year ended July 1, 2006.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows: $43,488 in 2009, $39,720 in 2010, $32,119 in 2011, $24,635 in 2012, $17,004 in 2013 and $69,666 thereafter.
     During the year ended January 3, 2009, the Company entered into sale-leaseback transactions involving two distribution centers and one manufacturing facility. The facilities are being leased back over terms ranging from one to four years and are classified as operating leases. The Company received net proceeds on the sales of $18,782, resulting in deferred gains of $6,317 which will be amortized over the lease terms.
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
     For the years ended January 3, 2009 and December 29, 2007, the six months ended December 30, 2006 and the year ended July 1, 2006, the Company incurred royalty expense of approximately $11,709, $11,583, $16,401 and $12,554, respectively. During the six months ended December 30, 2006, the Company incurred expense of $9,675 in connection with the buy out of a license agreement and the settlement of certain contractual terms relating to another license agreement. The $9,675 was recorded in the “Selling, general and administrative expenses” line of the Consolidated Statement of Income.
     Minimum amounts due under the license agreements are approximately $7,712 in 2009, $7,642 in 2010, $1,145 in 2011, $1,296 in 2012 and $120 in 2013. In addition to the minimum guaranteed amounts under license agreements, in the year ended December 29, 2007 the Company entered into a partnership agreement which included a minimum fee of $6,300 for each year from 2008 through 2017.
(13)  Intangible Assets and Goodwill
(a)  Intangible Assets
     The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

		Accumulated	Net Book
	Gross	Amortization	Value
Year ended January 3, 2009:
Intangible assets subject to amortization:
Trademarks and brand names	$192,857	$72,766	$120,091
Computer software	55,556	28,204	27,352

	$248,413	$100,970

Net book value of intangible assets			$147,443

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)

		Accumulated	Net Book
	Gross	Amortization	Value
Year ended December 29, 2007:
Intangible assets subject to amortization:
Trademarks and brand names	$188,300	$63,157	$125,143
Computer software	51,893	25,770	26,123

	$240,193	$88,927

Net book value of intangible assets			$151,266

     The amortization expense for intangibles subject to amortization was $12,019 for the year ended January 3, 2009, $6,205 for the year ended December 29, 2007, $3,466 in the six months ended December 30, 2006 and $9,031 for the year ended July 1, 2006. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $12,244 in 2009, $11,080 in 2010, $8,227 in 2011, $7,999 in 2012 and $7,963 in 2013.
     There was no impairment of trademarks in any of the periods presented. However, in prior years as a result of the annual impairment reviews, the Company concluded that certain trademarks had lives that were no longer indefinite. As a result of this conclusion, trademarks with a net book value of $79,044 for the year ended July 1, 2006 were moved from the indefinite lived category and amortization was initiated over a 30-year period.
(b)  Goodwill
     During the year ended January 3, 2009, the Company completed two business acquisitions: a sewing operation in Thailand, and an embroidery and screen-printing production company in Honduras, that resulted in the recognition of goodwill of $3,665 and $3,797, respectively.
     During the year ended December 29, 2007, the Company completed two business acquisitions in El Salvador: a textile manufacturing operation, and a sheer hosiery manufacturing company, that resulted in the recognition of goodwill of $27,293 and $1,517, respectively. The Company recognized $4,115 of additional goodwill for these acquisitions in the year ended January 3, 2009 upon completion of final purchase price allocations.
     None of the preceding business acquisitions were determined by the Company to be material, individually or in the aggregate, as set forth in SFAS No. 141, Accounting for Business Combinations (SFAS 141). As a result, the disclosures and supplemental pro forma information required by SFAS 141 are not presented.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     Goodwill and the changes in those amounts during the period are as follows:

	Innerwear	Outerwear	International	Hosiery	Total
Net book value at December 30, 2006	$201,533	$45,243	$13,047	$21,702	$281,525
Acquisitions of businesses	9,931	17,468	—	1,517	28,916
Foreign exchange	—	—	(16)	—	(16)

Net book value at December 29, 2007	211,464	62,711	13,031	23,219	310,425

Acquisitions of businesses	8,520	1,103	—	1,954	11,577

Net book value at January 3, 2009	$219,984	$63,814	$13,031	$25,173	$322,002

     There was no impairment of goodwill in any of the periods presented.
(14)  Financial Instruments and Risk Management
(a)  Interest Rate Derivatives
     In connection with the spin off from Sara Lee on September 5, 2006, the Company incurred debt of $2,600,000 plus an unfunded revolver with capacity of $500,000, all of which bears interest at floating rates. During the years ended January 3, 2009 and December 29, 2007 and the six months ended December 30, 2006, the Company has executed certain interest rate cash flow hedges in the form of swaps and caps in order to mitigate the Company’s exposure to variability in cash flows for the future interest payments on a designated portion of borrowings.
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
     During the years ended January 3, 2009 and December 29, 2007 and the six months ended December 30, 2006, the Company deferred losses of $66,728, $16,357 and $2,743, respectively, into accumulated other comprehensive loss. The tables below summarize our interest rate derivative portfolio as of January 3, 2009.

	Notional	Interest Rates
Interest Rate Swaps	Amount	Receive	Pay
3 year: Receive variable-pay fixed	$200,000	3-month LIBOR	5.18%
4 year: Receive variable-pay fixed	100,000	3-month LIBOR	5.14%
5 year: Receive variable-pay fixed	200,000	3-month LIBOR	5.15%
4 year: Receive variable-pay fixed	493,680	6-month LIBOR	4.26%
2 year: Receive variable-pay fixed	200,000	3-month LIBOR	2.80%
2 year: Receive variable-pay fixed	200,000	3-month LIBOR	2.80%

	Notional	Interest Rates
Interest Rate Caps	Amount	Receive	Pay
1 year: Receive excess of index over cap	$200,000	3-month LIBOR	3.50%
1 year: Receive excess of index over cap	200,000	3-month LIBOR	3.50%

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
(b)  Foreign Currency Derivatives
     The Company uses forward exchange and option contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated transactions, foreign currency-denominated investments, other known foreign currency exposures and to reduce the effect of fluctuating commodity prices on raw materials purchased for production. Gains and losses on these contracts are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates and fluctuating commodity prices. The Company also has foreign currency derivative instruments to which hedge accounting is not applied. Gains and losses are recognized as the fair value of the underlying derivatives changes and are reflected in Selling, general and administrative expenses in the Company’s Consolidated Statements of Income.
     Historically, the principal currencies hedged by the Company include the European euro, Mexican peso, Canadian dollar and Japanese yen. The following table summarizes by major currency the contractual amounts of the Company’s foreign exchange forward contracts in U.S. dollars. The bought amounts represent the net U.S. dollar equivalent of commitments to purchase foreign currencies, and the sold amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. The table below summarizes our foreign currency derivative portfolio as of January 3, 2009.

	January 3,	December 29,
	2009	2007
Foreign currency bought (sold):
Canadian dollar	$(29,430)	$(20,577)
Canadian dollar	40,537	—
Japanese yen	(7,839)	(19,931)
European euro	(25,749)	—
European euro	5,347	—
Mexican peso	(11,310)	—
     The Company uses foreign exchange option contracts to reduce the foreign exchange fluctuations on anticipated purchase and intercompany transactions. There were no open foreign exchange option contracts at January 3, 2009 and December 29, 2007.
(c)  Commodity Derivatives
     Cotton is the primary raw material the Company uses to manufacture many of its products and is purchased at market prices. In the year ended July 1, 2006, the Company started to use commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedged instrument. There were no amounts outstanding under cotton futures contracts at January 3, 2009 and December 29, 2007. The Company had no cotton option contracts outstanding at January 3, 2009. The notional amounts outstanding under the options contracts at December 29, 2007 were 41 bales of cotton.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
(d)  Net Derivative Gain or Loss
     For the interest rate swaps and caps and all forward exchange and option contracts, the following table summarizes the net derivative gains or losses deferred into accumulated other comprehensive loss and reclassified to earnings in the years ended January 3, 2009 and December 29, 2007, the six months ended December 30, 2006 and the year ended July 1, 2006.

	Years Ended		Six Months Ended	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Net accumulated derivative gain (loss) deferred at beginning of year	$(17,894)	$(6,626)	$(5,576)	$475
Deferral of net derivative loss in accumulated other comprehensive loss	(66,229)	(18,455)	(2,604)	(4,452)
Reclassification of net derivative loss (gain) to income	2,728	7,187	1,554	(1,599)

Net accumulated derivative gain (loss) at end of year	$(81,395)	$(17,894)	$(6,626)	$(5,576)

     The Company expects to reclassify into earnings during the next 12 months net loss from accumulated other comprehensive loss of approximately $4,865 at the time the underlying hedged transactions are realized. During the years ended January 3, 2009 and December 29, 2007, the six months ended December 30, 2006 and the year ended July 1, 2006, the Company recognized income (expense) of $(323), $80, $0 and $0, respectively, for hedge ineffectiveness related to cash flow hedges. Amounts reported for hedge ineffectiveness are not included in accumulated other comprehensive loss and therefore, not included in the above table.
     There were no derivative losses excluded from the assessment of effectiveness or gains or losses resulting from the disqualification of hedge accounting for the years ended January 3, 2009 and December 29, 2007, the six months ended December 30, 2006 and the year ended July 1, 2006. The Company recognized derivative losses related to derivative instruments to which hedge accounting was not applied of $6,691, $451, $0 and $0 for the years ended January 3, 2009 and December 29, 2007, the six months ended December 30, 2006 and the year ended July 1, 2006, respectively.
(e)  Fair Values
     The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable, accounts payable and long-term debt approximated fair value as of January 3, 2009 and December 29, 2007. The fair value of long-term debt was approximately $1,753,885 as of January 3, 2009 and had a carrying value of $2,176,547; the fair value of long-term debt at December 29, 2007 approximated the carrying value as of that date. The fair value was determined using market quotes. The carrying amounts of the Company’s notes payable approximated fair value as of January 3, 2009 and December 29, 2007, primarily due to the short-term nature of these instruments. The fair values of the remaining financial instruments recognized in the Consolidated Balance Sheets of the Company at the respective year ends were:

	January 3,	December 29,
	2009	2007
Interest rate swaps	$(83,011)	$(16,590)
Foreign currency forwards and options	2,615	196
Interest rate caps	46	304
Commodity forwards and options	—	266

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     The fair value of the swaps is determined based upon externally developed pricing models, using financial market data obtained from swap dealers. The fair value of the forwards and options is based upon quoted market prices obtained from third-party institutions.
(f) Concentration of Credit Risk
     Trade accounts receivable due from customers that the Company considers highly leveraged were $124,281 at January 3, 2009, $115,233 at December 29, 2007, $107,783 at December 30, 2006 and $121,870 at July 1, 2006. The financial position of these businesses has been considered in determining allowances for doubtful accounts.
     See Note 21 for disclosure of significant customer concentrations by segment.
(15) Fair Value of Financial Assets and Liabilities
     The Company has adopted the provisions of SFAS 157 as of December 30, 2007 for its financial assets and liabilities. Although having partially adopted SFAS 157 has had no material impact on its financial condition, results of operations or cash flows, the Company is now required to provide additional disclosures as part of its financial statements. SFAS 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.
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
     As of January 3, 2009, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates. The fair values of cotton derivatives are determined based on quoted prices in public markets and are categorized as Level 1, however, the Company did not have any outstanding cotton derivatives outstanding at January 3, 2009. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the year ended January 3, 2009. There were no changes during year ended January 3, 2009 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     The following table sets forth by level within SFAS 157’s fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis January 3, 2009. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Assets (Liabilities) at Fair Value as of January 3, 2009
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Derivative contracts, net	$—	$(80,350)	$—

Total	$—	$(80,350)	$—

     The determination of fair values above incorporates various factors required under SFAS 157. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements, but also the impact of the Company’s nonperformance risk on its liabilities.
(16) Defined Benefit Pension Plans
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
     Effective as of January 1, 2006, the Company created the Hanesbrands Inc. Pension and Retirement Plan (the “Hanesbrands Pension Plan”), a new frozen defined benefit plan to receive assets and liabilities accrued under the Sara Lee Pension Plan that are attributable to current and former Company employees. In connection with the spin off on September 5, 2006, the Company assumed Sara Lee’s obligations under the Sara Lee Corporation Consolidated Pension and Retirement Plan, the Sara Lee Supplemental Executive Retirement Plan, the Sara Lee Canada Pension Plans and certain other plans that related to the Company’s current and former employees and assumed other Sara Lee retirement plans covering only Company employees. Prior to the spin off the obligations were not included in the Company’s Consolidated Financial Statements. The Company also assumed two noncontributory defined benefit plans, the Playtex Apparel, Inc. Pension Plan (the “Playtex Plan”) and the National Textiles, L.L.C. Pension Plan (the “National Textiles Plan”). The obligations and costs related to all of these plans are included in the Company’s Consolidated Financial Statements as of January 3, 2009 and December 29, 2007.
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

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
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

	Prior to AML	AML	Post AML,	SFAS 158	Post AML,
	and SFAS 158	Adjustment	Pre SFAS 158	Adjustment	Post SFAS 158
Prepaid pension asset	$—	$—	$—	$1,356	$1,356
Accrued pension liability	90,491	48,100	138,591	61,566	200,157
Intangible asset	—	436	436	(436)	—
Accumulated other comprehensive income, net of tax	—	(63,677)	(63,677)	(2,854)	(66,531)
Deferred tax asset	—	40,541	40,541	1,238	41,779
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
     The annual (income) cost incurred by the Company for these defined benefit plans is as follows:

	Years Ended		Six Months Ended	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Participation in Sara Lee sponsored defined benefit plans	$—	$—	$725	$30,835
Hanesbrands sponsored benefit plans	(10,993)	(2,924)	2,182	—
Playtex Apparel, Inc. Pension Plan	(289)	(127)	(30)	(234)
National Textiles L.L.C. Pension Plan	(519)	(339)	(425)	(1,059)

Total pension plan (income) cost	$(11,801)	$(3,390)	$2,452	$29,542

     Due to plant closings during the year ended January 3, 2009, the Company recorded an expense of $1,406 related to the partial plan termination of the National Textiles L.L.C. Pension Plan in September 2008, which is reported in the “Restructuring” line of the Consolidated Statements of Income.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     The components of net periodic benefit cost and other amounts recognized in other comprehensive loss of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended		Six Months Ended	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Service cost	$1,136	$1,446	$384	$—
Interest cost	51,412	49,494	17,848	5,291
Expected return on assets	(64,549)	(55,588)	(17,011)	(6,584)
Asset allocation	—	(1,867)	—	—
Settlement cost	—	345	—	—
Amortization of:
Transition asset	—	—	(98)	—
Prior service cost	39	43	(1)	—
Net actuarial loss	161	2,737	605	—

Net periodic benefit (income) cost	$(11,801)	$(3,390)	$1,727	$(1,293)

	Years Ended
	January 3,	December 29,
	2009	2007
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	$300,127	$(61,162)
Prior service credit	(140)	—

Total recognized in other comprehensive loss (income)	299,987	(61,162)

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$288,186	$(64,552)

     The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $8,324 and $26, respectively.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	January 3,	December 29,
	2009	2007

Accumulated benefit obligation:
Beginning of year	$837,416	$885,531
Service cost	1,136	1,445
Interest cost	51,412	49,494
Benefits paid	(54,318)	(53,576)
Plan curtailment	1,123	(428)
Adoption of SFAS 158	—	(1,485)
Impact of exchange rate change	(4,367)	4,526
Actuarial (gain) loss	22,012	(48,091)

End of year	854,414	837,416

Fair value of plan assets:
Beginning of year	834,214	686,730
Actual return on plan assets	(213,491)	69,343
Separation of assets and liabilities from Sara Lee	—	73,833
Employer contributions	3,702	54,355
Benefits paid	(54,319)	(53,576)
Adoption of SFAS 158	—	(761)
Impact of exchange rate change	(5,401)	4,290

End of year	564,705	834,214

Funded status	$(289,709)	$(3,202)

     The total accumulated benefit obligation and the accumulated benefit obligation and fair value of plan assets for the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	January 3,	December 29,
	2009	2007

Accumulated Benefit Obligation	$854,414	$837,416
Plans with Accumulated Benefit Obligation in excess of plan assets
Accumulated Benefit Obligation	$854,414	$139,363
Fair value of plan assets	564,705	103,818
     Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	January 3,	December 29,
	2009	2007
Noncurrent assets	$—	$32,342
Current liabilities	(2,919)	(2,775)
Noncurrent liabilities	(286,790)	(32,769)
Accumulated other comprehensive loss	(344,343)	(44,358)

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     Amounts recognized in accumulated other comprehensive loss (income) consist of:

	January 3,	December 29,
	2009	2007
Prior service cost (credit)	$191	$(332)
Actuarial loss (gain)	344,152	(44,026)

	$344,343	$(44,358)

     Accrued benefit costs related to the Company’s defined benefit pension plans are reported in the “Other noncurrent assets”, “Accrued liabilities — Payroll and employee benefits” and “Pension and postretirement benefits” lines of the Consolidated Balance Sheets.
(a) Measurement Date and Assumptions
     In accordance with the adoption of SFAS 158 part (b), a year end measurement date was used to value plan assets and obligations for the Company’s defined benefit pension plans for the years ended January 3, 2009 and December 29, 2007. The impact of adopting part (b) is an adjustment of $1,058 to increase retained earnings, with offsetting decreases to pension liability of $1,804 and accumulated other comprehensive income of $747 for the year ended December 29, 2007. A measurement date of September 30 was used for the six months ended December 30, 2006, and a March 31 measurement date for all previous periods. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the periods presented were as follows:

	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Net periodic benefit cost:
Discount rate	6.34%	5.80%	5.77%	5.60%
Long-term rate of return on plan assets	8.03	7.59	7.57	7.76
Rate of compensation increase(1)	3.63	3.63	3.60	4.00
Plan obligations:
Discount rate	6.11%	6.34%	5.77%	5.80%
Rate of compensation increase(1)	3.38	3.63	3.60	4.00

(1)	The compensation increase assumption applies to the non domestic plans and portions of the Hanesbrands nonqualified retirement plans, as benefits under these plans are not frozen at January 3, 2009, December 29, 2007, December 30, 2006, and July 1, 2006.
(b) Plan Assets, Expected Benefit Payments, and Funding
     The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	January 3,	December 29,
	2009	2007
Asset category:
Equity securities	53%	65%
Debt securities	41	29
Cash and other	6	6
     The investment objectives for the pension plan assets are designed to generate returns that will enable the pension plans to meet their future obligations. The asset target allocations approximate the actual asset allocations noted above.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     Due to the current funded status of the plans, the Company is not required to make any mandatory contributions to the pension plans in 2009. Expected benefit payments are as follows: $59,354 in 2009, $50,732 in 2010, $49,397 in 2011, $48,648 in 2012, $48,757 in 2013 and $261,190 thereafter.
(17) Postretirement Healthcare and Life Insurance Plans
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

		SFAS 158
	Pre-SFAS 158	Adjustment	Post SFAS 158
Accrued Postretirement Liability	$44,358	$(35,897)	$8,461
Accumulated Other Comprehensive Income, net of tax	—	21,933	21,933
Deferred Tax Liability	—	13,964	13,964
     Prior to the spin off from Sara Lee on September 5, 2006, employees who met certain eligibility requirements participated in postretirement healthcare and life insurance sponsored by Sara Lee. These plans included employees from a number of domestic Sara Lee business units. All obligations pursuant to these plans have historically been obligations of Sara Lee and as such, were not included on the Company’s historical Consolidated Balance Sheets, prior to September 5, 2006. The annual cost of the Sara Lee defined benefit plans was allocated to all of the participating businesses based upon a specific actuarial computation which was followed consistently. In connection with the spin off on September 5, 2006, the Company assumed Sara Lee’s obligations under the Sara Lee postretirement plans related to the Company’s current and former employees.
     The postretirement plan expense incurred by the Company for these postretirement plans is as follows:

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)

	Years Ended		Six Months Ended	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Hanesbrands postretirement healthcare and life insurance plans	$386	$(5,410)	$237	$—
Participation in Sara Lee sponsored postretirement and life insurance plans	—	—	214	6,188

	$386	$(5,410)	$451	$6,188

     The components of the Company’s postretirement healthcare and life insurance plans were as follows:

	January 3,	December 29,
	2009	2007
Service costs	$—	$256
Interest cost	393	835
Expected return on assets	(7)	(7)
Amortization of:
Transition asset	—	(62)
Prior service cost	—	(7,380)
Net actuarial loss	—	948

Net periodic benefit (income) cost	$386	$(5,410)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain) loss	$1,298	$(191)
Recognition of settlement of healthcare plan	—	(32,144)

Total recognized loss (gain) in other comprehensive income	1,298	(32,335)

Total recognized in net periodic benefit cost and other comprehensive loss	$1,684	$(37,745)

     The funded status of the Company’s postretirement healthcare and life insurance plans at the respective year end was as follows:

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)

	January 3, 2009	December 29, 2007
Accumulated benefit obligation:
Beginning of year	$6,598	$8,647
Service cost	—	256
Interest cost	393	836
Benefits paid	(175)	(2,261)
Actuarial (gain) loss	1,133	(903)
SFAS 158 adjustment	—	23

End of year	7,949	6,598
Fair value of plan assets:
Beginning of year	173	186
Actual return on plan assets	(173)	(13)
Employer contributions	166	2,261
Benefits paid	(166)	(2,261)

End of year	—	173

Funded status and accrued benefit cost recognized	$(7,949)	$(6,425)

Amounts recognized in the Company’s Consolidated Balance Sheet consist of:
Current liabilities	$(645)	$(351)
Noncurrent liabilities	(7,304)	(6,074)

	$(7,949)	$(6,425)

Amounts recognized in accumulated other comprehensive income consist of:
Actuarial (loss) gain	(1,106)	191

	$(1,106)	$191

     Accrued benefit costs related to the Company’s postretirement healthcare and life insurance plans are reported in the “Accrued liabilities — Payroll and employee benefits” and “Pension and postretirement benefits” lines of the Consolidated Balance Sheets.
(a) Measurement Date and Assumptions
     In accordance with the adoption of SFAS 158 part (b), a year end measurement date was used to value plan assets and obligations for the Company’s postretirement life insurance plans for the years ended January 3, 2009 and December 29, 2007. The impact of adopting part (b) was an adjustment of $131 to increase retained earnings, with an offsetting decrease to postretirement liability at December 29, 2007. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the plans at the respective measurement dates were as follows:

	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Net periodic benefit cost:
Discount rate	6.20%	6.20%	5.58%	—%
Long-term rate of return on plan assets	3.70	3.70	3.70	—
Plan obligations:
Discount rate	6.30%	6.20%	5.58%	—%

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
(b) Contributions and Benefit Payments
     The Company expects to make a contribution of $645 in 2009. Expected benefit payments are as follows: $645 in 2009, $644 in 2010, $643 in 2011, $640 in 2012, $637 in 2013 and $3,086 thereafter.
(18) Income Taxes
     The provision for income tax computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Years Ended		Six Months Ended	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Income before income tax expense:
Domestic	0.6%	6.0%	30.4%	23.4%
Foreign	99.4	94.0	69.6	76.6

	100.0%	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Tax on remittance of foreign earnings	(0.2)	8.9	8.1	3.3
Foreign taxes less than U.S. statutory rate	(16.3)	(15.3)	(11.6)	(8.3)
Benefit of Puerto Rico foreign tax credits	—	—	—	(4.5)
Change in valuation allowance	2.1	1.8	(0.2)	0.4
Other, net	1.4	1.1	2.5	(3.4)

Taxes at effective worldwide tax rates	22.0%	31.5%	33.8%	22.5%

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended January 3, 2009
Domestic	$13,531	$(3,672)	$9,859
Foreign	20,285	4,264	24,549
State	3,497	(2,037)	1,460

	$37,313	$(1,445)	$35,868

Year ended December 29, 2007
Domestic	$452	$22,327	$22,779
Foreign	23,471	4,780	28,251
State	6,007	962	6,969

	$29,930	$28,069	$57,999

Six Months ended December 30, 2006
Domestic	$17,918	$5,848	$23,766
Foreign	14,711	(3,511)	11,200
State	1,667	1,148	2,815

	$34,296	$3,485	$37,781

Year ended July 1, 2006
Domestic	$119,598	$(27,103)	$92,495
Foreign	18,069	(1,911)	16,158
State	2,964	(17,790)	(14,826)

	$140,631	$(46,804)	$93,827

	Years Ended		Six Months Ended	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Cash payments for income taxes	$32,767	$20,562	$18,687	$14,035
     Cash payments above represent cash tax payments made by the Company primarily in foreign jurisdictions. During the periods presented prior to September 5, 2006, tax payments made in the U.S. were made by Sara Lee on the Company’s behalf and were settled in the funding payable with parent companies account.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     The deferred tax assets and liabilities at the respective year-ends were as follows:

	January 3,	December 29,
	2009	2007
Deferred tax assets:
Nondeductible reserves	$15,269	$9,884
Inventories	94,803	84,916
Property and equipment	7,076	5,710
Intangibles	155,248	165,792
Bad debt allowance	12,439	13,937
Accrued expenses	20,507	41,735
Employee benefits	166,120	88,568
Tax credits	1,903	9,309
Net operating loss and other tax carryforwards	21,527	13,137
Derivatives	31,614	6,931
Other	2,796	9,539

Gross deferred tax assets	529,302	449,458
Less valuation allowances	(23,727)	(15,992)

Deferred tax assets	505,575	433,466

Deferred tax liabilities:
Prepaids	3,443	8,188

Deferred tax liabilities	3,443	8,188

Net deferred tax assets	$502,132	$425,278

     The valuation allowance for deferred tax assets as of January 3, 2009 and December 29, 2007 was $23,727 and $15,992, respectively. The net change in the total valuation allowance for the years ended January 3, 2009 and December 29, 2007 was $7,735 and $1,401, respectively.
      The valuation allowance relates in part to deferred tax assets established under SFAS No. 109 for foreign loss carryforwards at January 3, 2009 and December 29, 2007 was $21,527 and $13,137, and to foreign goodwill of $2,200 at January 3, 2009 and $2,855 and December 29, 2007.
     The Company and Sara Lee entered into a tax sharing agreement in connection with the spin off of the Company from Sara Lee on September 5, 2006. Under the tax sharing agreement, within 180 days after Sara Lee filed its final consolidated tax return for the period that included September 5, 2006, Sara Lee was required to deliver to the Company a computation of the amount of deferred taxes attributable to the Company’s United States and Canadian operations that would be included on the Company’s opening balance sheet as of September 6, 2006 (“as finally determined”) which has been done. The Company has the right to participate in the computation of the amount of deferred taxes. Under the tax sharing agreement, if substituting the amount of deferred taxes as finally determined for the amount of estimated deferred taxes that were included on that balance sheet at the time of the spin off causes a decrease in the net book value reflected on that balance sheet, then Sara Lee will be required to pay the Company the amount of such decrease. If such substitution causes an increase in the net book value reflected on that balance sheet, then the Company will be required to pay Sara Lee the amount of such increase. For purposes of this computation, the Company’s deferred taxes are the amount of deferred tax benefits (including deferred tax consequences attributable to deductible temporary differences and carryforwards) that would be recognized as assets on the Company’s balance sheet computed in accordance with GAAP, but without regard to valuation allowances, less the amount of deferred tax liabilities (including deferred tax consequences attributable to taxable temporary differences) that would be recognized as liabilities on the Company’s opening balance sheet computed in accordance with GAAP, but without regard to valuation allowances. Neither the Company nor Sara Lee will be required to make any other payments to the other with respect to deferred taxes.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     The Company’s computation of the final amount of deferred taxes for the Company’s opening balance sheet as of September 6, 2006 is as follows:

Estimated deferred taxes subject to the tax sharing agreement included in opening balance sheet on September 6, 2006	$450,683
Final calculation of deferred taxes subject to the tax sharing agreement	360,460

Decrease in deferred taxes as of opening balance sheet on September 6, 2006	90,223
Preliminary cash installment received from Sara Lee	18,000

Amount due from Sara Lee	$72,223

     The amount that is expected to be collected from Sara Lee based on the Company’s computation of $72,223 is included as a receivable in Other current assets in the Consolidated Balance Sheet as of January 3, 2009.
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
      At January 3, 2009, the Company has net operating loss carryforwards of approximately $83,580 which will expire as follows:

Years Ending:
January 2, 2010	$4,963
January 1, 2011	2,704
December 31, 2011	4,825
December 29, 2012	4,065
December 28, 2013	6,197
Thereafter	60,826

     At January 3, 2009, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. If these earnings had not been permanently reinvested, deferred taxes of approximately $119,000 would have been recognized in the Consolidated Financial Statements.
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

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)

Balance at December 30, 2006	$3,267
Additions based on tax positions related to the current year	10,350
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 29, 2007	$13,617
Additions based on tax positions related to the current year	11,502
Additions for tax positions of prior years	513
Reductions for tax positions of prior years	(450)
Settlements	—

Balance at January 3, 2009	$25,182

     The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $647 and $720 for interest and penalties classified as income tax expense in the Consolidated Statement of Income for the years ended January 3, 2009 and December 29, 2007, respectively. At January 3, 2009, the Company had a total of $1,367 of interest and penalties accrued related to unrecognized tax benefits.
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
(19) Stockholders’ Equity
     The Company is authorized to issue up to 500,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and permits the Company’s board of directors, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At January 3, 2009 and December 29, 2007, 93,520 and 95,232 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding. Included within the 50,000 shares of preferred stock, 500 shares are designated Junior Participating Preferred Stock, Series A (the “Series A Preferred Stock”) and reserved for issuance upon the exercise of rights under the rights agreement described below.
     On February 1, 2007, the Company announced that the Board of Directors granted authority for the repurchase of up to 10 million shares of the Company’s common stock. Share repurchases are made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for our company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. During 2008, the Company purchased 1.2 million shares of common stock at a cost of $30,275 (average price of $24.71). Since inception of the program, the Company has purchased 2.8 million shares of common stock at a cost of $74,747 (average price of $26.33). The primary objective of the share repurchase program is to reduce the impact of dilution caused by the exercise of options and vesting of stock unit awards.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
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
(20) Relationship with Sara Lee and Related Entities
     Effective upon the completion of the spin off on September 5, 2006, Sara Lee ceased to be a related party to the Company. Prior to the spin off on September 5, 2006, the Company participated in a number of Sara Lee administered programs such as cash funding systems, insurance programs, employee benefit programs and workers’ compensation programs. In connection with the spin off from Sara Lee, the Company assumed $299,000 in unfunded employee benefit liabilities for pension, postretirement and other retirement benefit qualified and nonqualified plans, and $37,554 of liabilities in connection with property insurance, workers’ compensation, and other programs. The Company paid a dividend to Sara Lee of $1,950,000 and repaid a loan in the amount of $450,000 during the six months ended December 30, 2006 which is reflected in the Consolidated Statement of Stockholders’ Equity. An additional payment of approximately $26,306 was paid to Sara Lee during the six months ended December 30, 2006 in order to satisfy all outstanding payables from the Company to Sara Lee and Sara Lee subsidiaries.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     Included in the historical information (prior to September 5, 2006) are costs of certain services such as business insurance, medical insurance, and employee benefit plans and allocations for certain centralized administration costs for treasury, real estate, accounting, auditing, tax, risk management, human resources and benefits administration. Centralized administration costs were allocated to the Company based upon a proportional cost allocation method. These allocated costs are included in the “Selling, general and administrative expenses” line of the Consolidated Statement of Income. For the years ended January 3, 2009 and December 29, 2007, the total amount allocated for centralized administration costs by Sara Lee was $0.
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

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
(a) Allocation of Corporate Costs
     Prior to the six months ended December 30, 2006, the costs of certain services that were provided by Sara Lee to the Company were reflected in the Company’s financial statements. Beginning with the six months ended December 30, 2006, there were no costs allocated as the Company’s infrastructure was in place and did not significantly benefit from these services from Sara Lee. The costs reflected in the financial statements for periods prior to the six months ended December 30, 2006 included charges for services such as business insurance, medical insurance and employee benefit plans and allocations for certain centralized administration costs for treasury, real estate, accounting, auditing, tax, risk management, human resources and benefits administration. These allocations of centralized administration costs were determined using a proportional cost allocation method on bases that the Company and Sara Lee considered to be reasonable, including relevant operating profit, fixed assets, sales, and payroll. Allocated costs are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. The total amount allocated for centralized administration costs by Sara Lee in the years ended January 3, 2009 and December 29, 2007, the six months ended December 30, 2006 and the year ended July 1, 2006 was $0, $0, $0, and $37,478, respectively. These costs represent management’s reasonable allocation of the costs incurred. However, these amounts may not be representative of the costs necessary for the Company to operate as a separate stand alone company. The “Net transactions with parent companies” line item in the Consolidated Statements of Parent Companies’ Equity primarily reflects dividends paid to parent companies and costs paid by Sara Lee on behalf of the Company.
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
     Transactions with related entities are summarized in the table below:

	Six Months
	Ended	Year Ended
	December 30,	July 1,
	2006	2006
Sales to related entities	$5	$1,630
Net royalty income	2,026	1,554
Net service expense	7	4,449
Interest expense	7,878	23,036
Interest income	4,926	5,807
     Interest income and expense with related entities are reported in the “Interest expense, net” line of the Consolidated Statements of Income. The remaining balances included in this line represent interest with third parties.
(21) Business Segment Information
     The Company’s operations are managed and reported in five operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, International, Hosiery and Other. These segments are organized principally by product category and geographic location. Management of each segment is responsible for the operations of these businesses but share a common supply chain and media and marketing platforms.
     The types of products and services from which each reportable segment derives its revenues are as follows:

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
•	Innerwear sells basic branded products that are replenishment in nature under the product categories of women’s intimate apparel, men’s underwear, kids’ underwear, socks, thermals and sleepwear. Our direct-to-consumer retail operations are included within the Innerwear segment.

•	Outerwear sells basic branded products that are seasonal in nature under the product categories of casualwear and activewear.

•	International relates to the Latin America, Asia, Canada and Europe geographic locations which sell products that span across the Innerwear, Outerwear and Hosiery reportable segments.

•	Hosiery sells products in categories such as panty hose and knee highs.

•	Other is comprised of sales of nonfinished products such as yarn and certain other materials in the United States and Latin America that maintain asset utilization at certain manufacturing facilities and are expected to generate break even margins.
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

	Years Ended		Six Months Ended	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Net sales:
Innerwear	$2,402,831	$2,556,906	$1,295,868	$2,627,101
Outerwear	1,180,747	1,221,845	616,298	1,140,703
International	460,085	421,898	197,729	398,157
Hosiery	227,924	266,198	144,066	290,125
Other	21,724	56,920	19,381	62,809

Total segment net sales(1)	4,293,311	4,523,767	2,273,342	4,518,895
Intersegment(2)	(44,541)	(49,230)	(22,869)	(46,063)

Total net sales	$4,248,770	$4,474,537	$2,250,473	$4,472,832

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)

	Years Ended		Six Months Ended	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Segment operating profit:
Innerwear	$277,486	$305,959	$172,008	$344,643
Outerwear	68,769	71,364	21,316	74,170
International	57,070	53,147	15,236	37,003
Hosiery	71,596	76,917	36,205	39,069
Other	(472)	(1,361)	(288)	127

Total segment operating profit	474,449	506,026	244,477	495,012
Items not included in segment operating profit:
General corporate expenses	(52,143)	(60,213)	(46,927)	(52,482)
Amortization of trademarks and other identifiable intangibles	(12,019)	(6,205)	(3,466)	(9,031)
Gain on curtailment of postretirement benefits	—	32,144	28,467	—
Restructuring	(50,263)	(43,731)	(11,278)	101
Inventory write-off included in cost of sales	(18,696)	—	—	—
Accelerated depreciation included in cost of sales	(23,862)	(36,912)	(21,199)	—
Accelerated depreciation included in selling, general and administrative expenses	14	(2,540)	—	—

Total operating profit	317,480	388,569	190,074	433,600
Other (income) expense	634	(5,235)	(7,401)	—
Interest expense, net	(155,077)	(199,208)	(70,753)	(17,280)

Income before income tax expense	$163,037	$184,126	$111,920	$416,320

	January 3,	December 29,
	2009	2007
Assets:
Innerwear	$1,310,416	$1,247,441
Outerwear	813,803	754,178
International	192,741	232,142
Hosiery	88,042	97,804
Other	9,118	16,807

	2,414,120	2,348,372
Corporate(3)	1,119,929	1,091,111

Total assets	$3,534,049	$3,439,483

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)

	Years Ended		Six Months Ended	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Depreciation and amortization expense:
Innerwear	$43,970	$41,700	$26,335	$59,787
Outerwear	24,904	25,553	13,821	26,693
International	2,257	4,306	1,678	3,735
Hosiery	5,788	10,144	5,461	13,322
Other	811	1,700	1,089	2,157

	77,730	83,403	48,384	105,694
Corporate	37,415	48,273	25,028	8,510

Total depreciation and amortization expense	$115,145	$131,676	$73,412	$114,204

	Years Ended		Six Months Ended	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Additions to long-lived assets:
Innerwear	$81,221	$38,758	$12,764	$43,820
Outerwear	85,178	26,881	7,775	52,230
International	2,789	1,997	1,025	6,210
Hosiery	765	2,029	1,749	5,500
Other	47	693	147	609

	170,000	70,358	23,460	108,369
Corporate	16,957	26,268	6,304	1,710

Total additions to long-lived assets	$186,957	$96,626	$29,764	$110,079

(1)	Includes sales between segments. Such sales are at transfer prices that are at cost plus markup or at prices equivalent to market value.

(2)	Intersegment sales included in the segments’ net sales are as follows:

	Years Ended		Six Months Ended	Year Ended
	January 3,	December 29,	December 30,	July 1,
	2009	2007	2006	2006
Innerwear	$7,093	$6,529	$2,287	$5,293
Outerwear	24,348	23,154	9,671	16,062
International	1,121	2,757	1,355	3,406
Hosiery	11,979	16,790	9,575	21,302
Other	—	—	(19)	—

Total	$44,541	$49,230	$22,869	$46,063

(3)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
     Sales to Wal-Mart, Target and Kohl’s were substantially in the Innerwear and Outerwear segments and represented 27%, 16% and 6% of total sales in the year ended January 3, 2009, respectively.
     Worldwide sales by product category for Innerwear, Outerwear, Hosiery and Other were $2,705,723, $1,321,582, $244,282 and $21,724, respectively, in the year ended January 3, 2009.
(22) Geographic Area Information

	Years Ended or at				Six Months Ended or at		Year Ended or at
	January 3, 2009		December 29, 2007		December 30, 2006		July 1, 2006
		Long-Lived		Long-Lived		Long-Lived		Long-Lived
	Sales	Assets	Sales	Assets	Sales	Assets	Sales	Assets
United States	$3,748,382	$657,735	$4,013,738	$776,113	$2,058,506	$718,489	$4,105,168	$862,280
Mexico	68,453	20,254	73,427	12,844	38,920	19,194	77,516	35,376
Central America and the Caribbean Basin	13,550	269,837	26,851	255,319	23,793	185,371	3,185	120,161
Japan	98,251	1,391	83,606	1,116	43,707	16,302	85,898	4,979
Canada	139,971	4,961	124,500	8,902	57,898	6,008	118,798	6,828
Europe	93,560	966	70,364	954	21,797	752	49,374	661
China	9,397	73,043	6,561	11,863	2,028	252	1,680	158
Other	77,206	39,530	75,490	13,035	3,824	29,204	29,583	1,597

	4,248,770	$1,067,717	4,474,537	$1,080,146	2,250,473	$975,572	4,471,202	$1,032,040

Related party	—		—		—		1,630

	$4,248,770		$4,474,537		$2,250,473		$4,472,832

     The net sales by geographic region is attributed by customer location.
(23) Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
Year ended January 3, 2009:
Net sales	$987,847	$1,072,171	$1,153,635	$1,035,117	$4,248,770
Gross profit	344,964	380,956	341,784	309,646	1,377,350
Net income	36,024	57,344	15,920	17,881	127,169
Basic earnings per share	0.38	0.61	0.17	0.19	1.35
Diluted earnings per share	0.38	0.60	0.17	0.19	1.34
Year ended December 29, 2007:
Net sales	$1,039,894	$1,121,907	$1,153,606	$1,159,130	$4,474,537
Gross profit	339,679	380,357	361,019	359,855	1,440,910
Net income	12,004	25,434	38,896	49,793	126,127
Basic earnings per share	0.12	0.26	0.41	0.52	1.31
Diluted earnings per share	0.12	0.26	0.40	0.52	1.30
     The amounts above include the impact of restructuring and curtailment as described in Notes 5 and 17, respectively, to the Consolidated Financial Statements. In the fourth quarter of the year ended January 3, 2009, the Company recognized a one-time out of period adjustment to increase gross profit approximately $8,000 related to the capitalization of certain inventory supplies to be on a consistent basis across all business lines. The inconsistent application of the policy was not material to prior years or quarterly periods.

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)
(24) Consolidating Financial Information
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
     (ii) For the period prior to the spin off from Sara Lee, divisional entities, on a combined basis, representing operating divisions (not legal entities) 100% owned by Sara Lee Corporation (former parent company);
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
     As described in Note 1, a separate legal entity did not exist for Hanesbrands Inc. prior to the spin off from Sara Lee because a direct ownership relationship did not exist among the various units comprising the Branded Apparel Americas and Asia Business. In connection with the spin off from Sara Lee, each guarantor subsidiary became a 100% owned direct or indirect subsidiary of Hanesbrands Inc. as of September 5, 2006. Therefore, a parent company entity is not presented for periods prior to the spin off, but divisional entities of Sara Lee are presented.
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

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)

	Consolidating Statement of Income Year Ended January 3, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidating
Net sales	$4,456,838	$432,209	$2,839,424	$(3,479,701)	$4,248,770
Cost of sales	3,520,096	169,115	2,537,883	(3,355,674)	2,871,420

Gross profit	936,742	263,094	301,541	(124,027)	1,377,350
Selling, general and administrative expenses	839,023	76,139	94,281	164	1,009,607
Restructuring	34,313	375	15,575	—	50,263

Operating profit (loss)	63,406	186,580	191,685	(124,191)	317,480
Other income	(634)	—	—	—	(634)
Equity in earnings (loss) of subsidiaries	170,714	128,359	—	(299,073)	—
Interest expense, net	103,919	33,462	17,696	—	155,077

Income (loss) before income tax expense	130,835	281,477	173,989	(423,264)	163,037
Income tax expense	3,666	9,312	22,890	—	35,868

Net income (loss)	$127,169	$272,165	$151,099	$(423,264)	$127,169

	Consolidating Statement of Income Year Ended December 29, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidating
Net sales	$4,421,464	$875,358	$2,532,886	$(3,355,171)	$4,474,537
Cost of sales	3,527,794	640,341	2,240,203	(3,374,711)	3,033,627

Gross profit	893,670	235,017	292,683	19,540	1,440,910
Selling, general and administrative expenses	923,127	4,096	112,332	1,199	1,040,754
Gain on curtailment of postretirement benefits	(32,144)	—	—	—	(32,144)
Restructuring	39,625	72	4,034	—	43,731

Operating profit (loss)	(36,938)	230,849	176,317	18,341	388,569
Other expenses	5,235	—	—	—	5,235
Equity in earnings (loss) of subsidiaries	339,034	137,571	—	(476,605)	—
Interest expense, net	154,367	42,299	2,544	(2)	199,208

Income (loss) before income tax expense	142,494	326,121	173,773	(458,262)	184,126
Income tax expense	16,367	13,380	28,252	—	57,999

Net income (loss)	$126,127	$312,741	$145,521	$(458,262)	$126,127

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
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

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)

	Condensed Consolidating Balance Sheet January 3, 2009
			Non	Consolidating
	Parent	Guarantor	Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$16,210	$2,355	$48,777	$—	$67,342
Trade accounts receivable	(4,956)	6,096	406,305	(2,515)	404,930
Inventories	1,078,048	49,581	295,946	(133,045)	1,290,530
Deferred tax assets and other current assets	288,208	10,158	49,734	(577)	347,523

Total current assets	1,377,510	68,190	800,762	(136,137)	2,110,325

Property, net	208,844	13,914	365,431	—	588,189
Trademarks and other identifiable intangibles, net	27,199	114,630	5,614	—	147,443
Goodwill	232,882	16,934	72,186	—	322,002
Investments in subsidiaries	545,866	649,513	—	(1,195,379)	—
Deferred tax assets and other noncurrent assets	91,401	397,802	(37,980)	(85,133)	366,090

Total assets	$2,483,702	$1,260,983	$1,206,013	$(1,416,649)	$3,534,049

Liabilities and Stockholders’ Equity
Accounts payable	$161,734	$3,980	$74,157	$85,647	$325,518
Accrued liabilities	229,631	30,875	57,555	(2,669)	315,392
Notes payable	—	—	61,734	—	61,734
Current portion of long-term debt	—	—	45,640	—	45,640

Total current liabilities	391,365	34,855	239,086	82,978	748,284

Long-term debt	1,483,930	450,000	196,977	—	2,130,907
Other noncurrent liabilities	423,252	7,344	34,968	4,139	469,703

Total liabilities	2,298,547	492,199	471,031	87,117	3,348,894
Stockholders’ equity	185,155	768,784	734,982	(1,503,766)	185,155

Total liabilities and stockholders’ equity	$2,483,702	$1,260,983	$1,206,013	$(1,416,649)	$3,534,049

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)

	Condensed Consolidating Balance Sheet December 29, 2007
			Non	Consolidating
	Parent	Guarantor	Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$84,476	$6,329	$83,431	$—	$174,236
Trade accounts receivable	(13,135)	4,389	586,327	(2,512)	575,069
Inventories	827,312	47,443	281,224	(38,927)	1,117,052
Deferred tax assets and other current assets	196,451	3,888	30,013	(2,375)	227,977

Total current assets	1,095,104	62,049	980,995	(43,814)	2,094,334

Property, net	286,081	6,979	241,226	—	534,286
Trademarks and other identifiable intangibles, net	25,955	119,682	5,629	—	151,266
Goodwill	232,882	16,934	60,609	—	310,425
Investments in subsidiaries	424,746	585,168	—	(1,009,914)	—
Deferred tax assets and other noncurrent assets	386,070	249,621	(232,117)	(54,402)	349,172

Total assets	$2,450,838	$1,040,433	$1,056,342	$(1,108,130)	$3,439,483

Liabilities and Stockholders’ Equity
Accounts payable	$127,887	$4,344	$71,288	$85,647	$289,166
Accrued liabilities	299,078	22,537	61,294	(2,670)	380,239
Notes payable	—	—	19,577	—	19,577

Total current liabilities	426,965	26,881	152,159	82,977	688,982

Long-term debt	1,615,250	450,000	250,000	—	2,315,250
Other noncurrent liabilities	119,719	1,773	19,854	5,001	146,347

Total liabilities	2,161,934	478,654	422,013	87,978	3,150,579
Stockholders’ equity	288,904	561,779	634,329	(1,196,108)	288,904

Total liabilities and stockholders’ equity	$2,450,838	$1,040,433	$1,056,342	$(1,108,130)	$3,439,483

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended January 3, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$18,786	$139,463	$319,393	$(300,245)	$177,397

Investing activities:
Purchases of property, plant and equipment	(32,129)	(10,813)	(144,015)	—	(186,957)
Acquisitions of businesses, net of cash acquired	—	—	(14,655)	—	(14,655)
Proceeds from sales of assets	20,612	38	4,358	—	25,008
Other	2,047	(91)	(1,772)	(828)	(644)

Net cash (used in) investing activities	(9,470)	(10,866)	(156,084)	(828)	(177,248)

Financing activities:
Principal payments on capital lease obligations	(878)	—	(14)	—	(892)
Borrowings on notes payable	—	—	602,627	—	602,627
Repayments on notes payable	—	—	(560,066)	—	(560,066)
Cost of debt issuance	(48)	(10)	(11)	—	(69)
Borrowings on revolving loan facility	791,000	—	—	—	791,000
Repayments on revolving loan facility	(791,000)	—	—	—	(791,000)
Repayment of debt under credit facilities	(125,000)	—	—	—	(125,000)
Repurchase of floating rate senior notes	(4,354)	—	—	—	(4,354)
Borrowings on accounts receivable securitization	—	—	20,944	—	20,944
Repayments on accounts receivable securitization	—	—	(28,327)	—	(28,327)
Proceeds from stock options exercised	2,191	—	—	—	2,191
Stock repurchases	(30,275)	—	—	—	(30,275)
Transaction with Sara Lee Corporation	18,000	—	—	—	18,000
Other	483	—	—	—	483
Net transactions with related entities	62,299	(132,561)	(230,811)	301,073	—

Net cash provided by (used in) financing activities	(77,582)	(132,571)	(195,658)	301,073	(104,738)

Effect of changes in foreign exchange rates on cash	—	—	(2,305)	—	(2,305)

Decrease in cash and cash equivalents	(68,266)	(3,974)	(34,654)	—	(106,894)
Cash and cash equivalents at beginning of year	84,476	6,329	83,431	—	174,236

Cash and cash equivalents at end of year	$16,210	$2,355	$48,777	$—	$67,342

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 29, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,021,014	$138,162	$(323,563)	$(476,573)	$359,040

Investing activities:
Purchases of property, plant and equipment	(43,206)	(9,588)	(38,832)	—	(91,626)
Acquisitions of businesses, net of cash acquired	—	—	(20,243)	—	(20,243)
Acquisition of trademark	—	(5,000)	—	—	(5,000)
Proceeds from sales of assets	9,180	5,396	1,997	—	16,573
Other	(1,962)	566	(541)	1,148	(789)

Net cash provided by (used in) investing activities	(35,988)	(8,626)	(57,619)	1,148	(101,085)
Financing activities:
Principal payments on capital lease obligations	(1,170)	(26)	—	—	(1,196)
Borrowings on notes payable	—	—	66,413	—	66,413
Repayments on notes payable	—	—	(88,970)	—	(88,970)
Cost of debt issuance	(3,135)	(131)	—	—	(3,266)
Repayment of debt under credit facilities	(428,125)	—	—	—	(428,125)
Borrowings on accounts receivable securitization	—	—	250,000	—	250,000
Proceeds from stock options exercised	6,189	—	—	—	6,189
Stock repurchases	(44,473)	—	—	—	(44,473)
Other	883	—	—	—	883
Decrease in bank overdraft, net	—	—	(834)	—	(834)
Net transactions with related entities	(491,679)	(121,799)	138,053	475,425	—

Net cash provided by (used in) financing activities	(961,510)	(121,956)	364,662	475,425	(243,379)

Effect of changes in foreign exchange rates on cash	—	—	3,687	—	3,687

Increase (decrease) in cash and cash equivalents	23,516	7,580	(12,833)	—	18,263
Cash and cash equivalents at beginning of year	60,960	(1,251)	96,264	—	155,973

Cash and cash equivalents at end of year	$84,476	$6,329	$83,431	$—	$174,236

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended December 30, 2006
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$275,160	$(538,152)	$123,226	$275,845	$136,079

Investing activities:
Purchases of property, plant and equipment	(14,077)	(2,527)	(13,160)	—	(29,764)
Acquisition of businesses, net of cash acquired	—	—	(6,666)	—	(6,666)
Proceeds from sales of assets	1,269	4,123	7,557	—	12,949
Other	132,988	(114,692)	(16,760)	(1,086)	450

Net cash provided by (used in) investing activities	120,180	(113,096)	(29,029)	(1,086)	(23,031)

Financing activities:
Principal payments on capital lease obligations	(3,046)	(42)	—	—	(3,088)
Borrowings on notes payable	—	—	10,741	—	10,741
Repayments on notes payable	—	—	(3,508)	—	(3,508)
Issuance of debt under credit facilities	2,150,000	450,000	—	—	2,600,000
Cost of debt issuance	(41,958)	(8,290)	—	—	(50,248)
Payments to Sara Lee Corporation	(1,974,606)	(450,000)	—	—	(2,424,606)
Repayment of debt under credit facilities	(106,625)	—	—	—	(106,625)
Issuance of Floating Rate Senior Notes	500,000	—	—	—	500,000
Repayment of bridge loan facility	(500,000)	—	—	—	(500,000)
Proceeds from stock options exercised	139	—	—	—	139
Increase (decrease) in bank overdraft, net	—	(275,385)	834	—	(274,551)
Net transactions with parent companies	(771,890)	1,523,794	(283,890)	(274,759)	193,255
Net transactions with related entities	152,551	(321,841)	(26,091)	—	(195,381)

Net cash provided by (used in) financing activities	(595,435)	918,236	(301,914)	(274,759)	(253,872)

Effect of changes in foreign exchange rates on cash	—	—	(1,455)	—	(1,455)

Increase (decrease) in cash and cash equivalents	(200,095)	266,988	(209,172)	—	(142,279)
Cash and cash equivalents at beginning of period	261,055	(268,239)	305,436	—	298,252

Cash and cash equivalents at end of period	$60,960	$(1,251)	$96,264	$—	$155,973

HANESBRANDS
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2009 and December 29, 2007, six months ended December 30, 2006 and year ended July 1, 2006
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended July 1, 2006
				Consolidating
	Divisional	Guarantor	Non-Guarantor	Entries and
	Entities	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,014,001	$(312,762)	$427,471	$(618,089)	$510,621

Investing activities:
Purchases of property, plant and equipment	(60,878)	(5,900)	(43,301)	—	(110,079)
Acquisition of businesses, net of cash acquired	—	(2,436)	—	—	(2,436)
Proceeds from sales of assets	4,731	84	705	—	5,520
Other	(4,433)	(4,636)	1,741	3,662	(3,666)

Net cash provided by (used in) investing activities	(60,580)	(12,888)	(40,855)	3,662	(110,661)

Financing activities:
Principal payments on capital lease obligations	(5,227)	(315)	—	—	(5,542)
Borrowings on notes payable	—	—	7,984	—	7,984
Repayments on notes payable	—	—	(93,073)	—	(93,073)
Increase in bank overdraft, net	—	275,385	—	—	275,385
Borrowings (repayments) on notes payable to related entities, net	119,012	(1,205)	26,091	—	143,898
Net transactions with parent companies	(537,505)	(1,192,887)	(135,997)	614,427	(1,251,962)
Net transactions with related entities	(259,026)	—	—	—	(259,026)

Net cash provided by (used in) financing activities	(682,746)	(919,022)	(194,995)	614,427	(1,182,336)

Effect of changes in foreign exchange rates on cash	—	—	(171)	—	(171)

Increase (decrease) in cash and cash equivalents	270,675	(1,244,672)	191,450	—	(782,547)
Cash and cash equivalents at beginning of year	(9,620)	976,433	113,986	—	1,080,799

Cash and cash equivalents at end of year	$261,055	$(268,239)	$305,436	$—	$298,252