Form 10-Q
period 2009-04-04
Hanesbrands Inc.
filed 2009-05-11
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 6, 2009, there were 94,700,171 shares of the registrant’s common stock outstanding.

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

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended January 3, 2009, particularly under the caption “Risk Factors.”

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended January 3, 2009, particularly under the caption “Risk Factors.” We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

HANESBRANDS INC.

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended
	April 4,	March 29,
	2009	2008

Net sales	$857,841	$987,847
Cost of sales	599,965	642,883

Gross profit	257,876	344,964
Selling, general and administrative expenses	223,238	254,612
Restructuring	18,671	2,558

Operating profit	15,967	87,794
Other expenses	3,946	—
Interest expense, net	36,800	40,394

Income (loss) before income tax expense (benefit)	(24,779)	47,400
Income tax expense (benefit)	(5,451)	11,376

Net income (loss)	$(19,328)	$36,024

Earnings (loss) per share:
Basic	$(0.20)	$0.38
Diluted	$(0.20)	$0.38
Weighted average shares outstanding:
Basic	94,493	94,344
Diluted	94,493	95,610

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	April 4,	January 3,
	2009	2009

Assets
Cash and cash equivalents	$31,669	$67,342
Trade accounts receivable less allowances of $21,261 at April 4, 2009 and $21,897 at January 3, 2009	424,759	404,930
Inventories	1,301,242	1,290,530
Deferred tax assets and other current assets	339,291	347,523

Total current assets	2,096,961	2,110,325

Property, net	620,786	588,189
Trademarks and other identifiable intangibles, net	144,528	147,443
Goodwill	322,002	322,002
Deferred tax assets and other noncurrent assets	380,667	366,090

Total assets	$3,564,944	$3,534,049

Liabilities and Stockholders’ Equity
Accounts payable	$289,545	$325,518
Accrued liabilities	291,064	315,392
Notes payable	70,528	61,734
Accounts receivable securitization facility	223,912	45,640

Total current liabilities	875,049	748,284

Long-term debt	2,042,930	2,130,907
Other noncurrent liabilities	461,858	469,703

Total liabilities	3,379,837	3,348,894

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value) Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value) Issued and outstanding — 94,693,396 at April 4, 2009 and 93,520,132 at January 3, 2009	947	935
Additional paid-in capital	263,446	248,167
Retained earnings	198,195	217,522
Accumulated other comprehensive loss	(277,481)	(281,469)

Total stockholders’ equity	185,107	185,155

Total liabilities and stockholders’ equity	$3,564,944	$3,534,049

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarter Ended
	April 4,	March 29,
	2009	2008

Operating activities:
Net income (loss)	$(19,328)	$36,024
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	20,961	23,591
Amortization of intangibles	3,089	2,673
Restructuring	(484)	(1,119)
Charges incurred for amendments of credit facilities	3,946	—
Amortization of debt issuance costs	1,869	1,506
Stock compensation expense	9,563	6,918
Deferred taxes and other	(2,798)	(2,871)
Changes in assets and liabilities:
Accounts receivable	(21,681)	36,183
Inventories	(13,178)	(103,597)
Other assets	5,586	(7,061)
Accounts payable	(33,985)	18,315
Accrued liabilities and other	(11,536)	(30,043)

Net cash used in operating activities	(57,976)	(19,481)

Investing activities:
Purchases of property, plant and equipment	(55,733)	(27,580)
Proceeds from sales of assets	467	7,070

Net cash used in investing activities	(55,266)	(20,510)

Financing activities:
Borrowings on notes payable	549,434	17,747
Repayments on notes payable	(540,427)	(23,295)
Payments to amend credit facilities	(20,712)	—
Borrowings on revolving loan facility	571,500	—
Repayments on revolving loan facility	(462,500)	—
Borrowings on accounts receivable securitization facility	79,000	19,220
Repayments on accounts receivable securitization facility	(97,705)	(19,220)
Proceeds from stock options exercised	—	339
Stock repurchases	—	(8,277)
Other	(320)	(254)

Net cash provided by (used in) financing activities	78,270	(13,740)

Effect of changes in foreign exchange rates on cash	(701)	288

Decrease in cash and cash equivalents	(35,673)	(53,443)
Cash and cash equivalents at beginning of year	67,342	174,236

Cash and cash equivalents at end of period	$31,669	$120,793

See accompanying notes to Condensed Consolidated Financial Statements

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial condition and cash flows of Hanesbrands Inc., a Maryland corporation, and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

(2)	Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for the Company’s financial assets and liabilities on December 30, 2007. The FASB approved a one-year deferral of the adoption of SFAS 157 as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, as a result of which implementation by the Company is now required on January 4, 2009. The partial adoption of SFAS 157 in the first quarter ended March 29, 2008 for financial assets and liabilities and the first quarter ended April 4, 2009 for non-financial assets and liabilities had no material impact on the financial condition, results of operations or cash flows of the Company, but resulted in certain additional disclosures reflected in Note 9.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, that any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The Company adopted SFAS 160 in the first quarter ended April 4, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements of FASB Statement No. 133 about an entity’s derivative instruments and hedging activities. The Company adopted SFAS 161 in the first quarter ended April 4, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s financial condition, results of operations or cash flows but resulted in certain additional disclosures reflected in Note 8.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 expands the disclosure requirements of FASB Statement No. 132(R) to include more detailed disclosures about an employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets, similar to the disclosure requirements of SFAS 157. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. Since FSP 132(R)-1 only requires additional disclosures, adoption of the statement is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued Staff Position No. 107-1 and Accounting Principal Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This statement also amends Accounting Principal Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. Since FSP 107-1 only requires additional disclosures, adoption of the statement is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

(3)	Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income (loss) by the number of weighted average shares of common stock outstanding during the quarters ended April 4, 2009 and March 29, 2008. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares for the quarters ended April 4, 2009 and March 29, 2008 is as follows:

	Quarter Ended
	April 4,	March 29,
	2009	2008

Basic weighted average shares	94,493	94,344
Effect of potentially dilutive securities:
Stock options	—	298
Restricted stock units	—	966
Employee stock purchase plan and other	—	2

Diluted weighted average shares	94,493	95,610

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Options to purchase 5,930 and 2,478 shares of common stock and 1,347 and 0 restricted stock units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the quarters ended April 4, 2009 and March 29, 2008, respectively. Because the Company reported a net loss for the quarter ended April 4, 2009, the restricted stock units and stock options excluded from the computation of diluted loss per share consisted of all outstanding restricted stock units and stock options, as their effect would have been anti-dilutive.

(4)	Restructuring

Since becoming an independent company, the Company has undertaken a variety of restructuring efforts in connection with its consolidation and globalization strategy designed to improve operating efficiencies and lower costs. As a result of this strategy, the Company expects to incur approximately $250,000 in restructuring and related charges over the three year period following the spin off from Sara Lee Corporation (“Sara Lee”) on September 5, 2006, of which approximately half is expected to be noncash. As of April 4, 2009, the Company has recognized approximately $234,000 and announced approximately $224,000 in restructuring and related charges related to this strategy since September 5, 2006. Of the amounts recognized, approximately $87,000 relates to accelerated depreciation of buildings and equipment for facilities that have been or will be closed, approximately $85,000 relates to employee termination and other benefits, approximately $25,000 relates to lease termination and other costs, approximately $22,000 relates to write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate, approximately $10,000 relates to impairments of fixed assets and approximately $5,000 relates to other exit costs such as equipment moving costs. Accelerated depreciation related to the Company’s manufacturing facilities and distribution centers that have been or will be closed is reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statements of Income. The write-offs of stranded raw materials and work in process inventory are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income.

The reported results for the quarters ended April 4, 2009 and March 28, 2008 reflect amounts recognized for restructuring actions, including the impact of certain actions that were completed for amounts more favorable than previously estimated. The impact of restructuring efforts on income (loss) before income tax expense (benefit) is summarized as follows:

	Quarter Ended
	April 4,	March 29,
	2009	2008

Restructuring programs:
Year ended January 2, 2010 restructuring actions	$8,655	$—
Year ended January 3, 2009 restructuring actions	13,055	2,942
Year ended December 29, 2007 restructuring actions	2,545	2,856
Six months ended December 30, 2006 and prior restructuring actions	172	(39)

	$24,427	$5,759

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The following table illustrates where the costs associated with these actions are recognized in the Condensed Consolidated Statements of Income:

	Quarter Ended
	April 4,	March 29,
	2009	2008

Cost of sales	$5,586	$2,558
Selling, general and administrative expenses	170	643
Restructuring	18,671	2,558

	$24,427	$5,759

Components of the restructuring actions are as follows:

	Quarter Ended
	April 4,	March 29,
	2009	2008

Accelerated depreciation	$2,668	$3,201
Inventory write-offs	3,088	—
Employee termination and other benefits	5,641	2,558
Noncancelable leases, other contractual obligations and other	13,030	—

	$24,427	$5,759

Rollforward of accrued restructuring is as follows:

Quarter Ended
April 4,
2009

Beginning accrual	$21,793
Restructuring expenses	19,159
Cash payments	(17,113)
Adjustments to restructuring expenses	(878)

Ending accrual	$22,961

The accrual balance as of April 4, 2009 is comprised of $20,814 in current accrued liabilities and $2,147 in other noncurrent liabilities. The $20,814 in current accrued liabilities consists of $12,443 for employee termination and other benefits and $8,371 for noncancelable leases and other contractual obligations. The $2,147 in other noncurrent liabilities is related to noncancelable leases and other contractual obligations.

Adjustments to previous estimates resulted from actual costs to settle obligations being lower than expected. The adjustments were reflected in the “Restructuring” line of the Condensed Consolidated Statements of Income.

Year Ended January 2, 2010 Actions

During the first quarter ended April 4, 2009, the Company approved actions to close three manufacturing facilities and one distribution center in the Dominican Republic, Honduras, the United States and Canada, and eliminate an aggregate of approximately 2,600 positions in those countries and El Salvador. The production capacity represented by the manufacturing facilities has been relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to the Company’s West Coast distribution center in California in order to expand capacity for goods the Company sources from Asia. In addition, approximately 50 management and administrative positions were eliminated, with the majority of

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

these positions based in the United States. The Company recorded charges of $8,655 in the quarter ended April 4, 2009. In the first quarter ended April 4, 2009, the Company recognized $6,264 for employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group, $1,362 for noncancelable lease and other contractual obligations related to the closure of certain manufacturing facilities, $843 for write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of certain manufacturing facilities, $129 for other exit costs and $57 for accelerated depreciation of buildings and equipment. These charges are reflected in the “Restructuring” and “Cost of sales” lines of the Condensed Consolidated Statement of Income. All actions are expected to be completed within a 12-month period.

Year Ended January 3, 2009 Actions

During the first quarter ended April 4, 2009, the Company recognized additional charges associated with facility closures announced in the year ended January 3, 2009, resulting in an increase of $13,055 to loss before income tax benefit. The company recognized charges of $7,943 for lease termination costs associated with plant closures announced in the year ended January 3, 2009, $2,867 for other exit costs and $2,245 for write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of certain manufacturing facilities. These charges are reflected in the “Restructuring” and “Cost of sales” lines of the Condensed Consolidated Statement of Income.

(5)	Inventories

Inventories consisted of the following:

	April 4,	January 3,
	2009	2009

Raw materials	$168,663	$172,494
Work in process	105,982	116,800
Finished goods	1,026,597	1,001,236

	$1,301,242	$1,290,530

(6)	Allowances for Trade Accounts Receivable

The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions for the quarter ended April 4, 2009 are as follows:

		Allowance for
	Allowance for	Chargebacks
	Doubtful	and Other
	Accounts	Deductions	Total

Balance at January 3, 2009:	$12,555	$9,342	$21,897
Charged to expenses	1,301	(481)	820
Deductions and write-offs	(634)	(822)	(1,456)

Balance at April 4, 2009:	$13,222	$8,039	$21,261

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(7)  Debt

The Company had the following debt at April 4, 2009 and January 3, 2009:

	Interest
	Rate as of	Principal Amount
	April 4,	April 4,	January 3,
	2009	2009	2009	Maturity Date

Senior Secured Credit Facility:
Term A	5.66%	$139,000	$139,000	September 2012
Term B	5.98%	851,250	851,250	September 2013
Revolving Loan Facility	5.58%	109,000	—	September 2011
Second Lien Credit Facility	4.91%	450,000	450,000	March 2014
Floating Rate Senior Notes	5.70%	493,680	493,680	December 2014
Accounts Receivable Securitization Facility	4.06%	223,912	242,617	March 2010

		2,266,842	2,176,547
Less current maturities		223,912	45,640

		$2,042,930	$2,130,907

As of April 4, 2009, the Company had $109,000 outstanding under the Senior Secured Credit Facility’s $500,000 Revolving Loan Facility and $32,619 of standby and trade letters of credit issued and outstanding under this facility.

Availability of funding under the accounts receivable securitization facility depends primarily upon the eligible outstanding receivables balance. The total amount of receivables used as collateral for the accounts receivable securitization facility was $357,218 and $331,470 at April 4, 2009 and January 3, 2009, respectively, and is reported on the Company’s Condensed Consolidated Balance Sheets in “Trade accounts receivable, less allowances.”

On March 10, 2009, the Company entered into a Third Amendment (the “Third Amendment”) to the Senior Secured Credit Facility dated as of September 5, 2006. Pursuant to the Third Amendment, the ratio of debt to EBITDA (earnings before income taxes, depreciation expense and amortization) for the preceding four quarters, or leverage ratio, was increased from 3.75 to 1 in the first quarter of 2009 to 4.25 to 1, from 3.5 to 1 in the second quarter of 2009 to 4.2 to 1, from 3.25 to 1 in the third quarter of 2009 to 3.95 to 1, and from 3.0 to 1 in the fourth quarter of 2009 to 3.6 to 1. After 2009, the leverage ratio will decrease from 3.6 to 1 until it reaches 3.0 to 1 in the third quarter of 2011. In addition, pursuant to the Third Amendment, the ratio of EBITDA for the preceding four quarters to consolidated interest expense for such period, or interest coverage ratio, was decreased from 3.0 to 1 in the second and third quarters of 2009 to 2.5 to 1 and from 3.25 to 1 in the fourth quarter of 2009 to 2.5 to 1. After 2009, the interest coverage ratio will increase from 2.5 to 1 until it reaches 3.25 to 1 in the third quarter of 2011.

At the Company’s option, borrowings under the Senior Secured Credit Facility may be maintained from time to time as (a) “Base Rate” loans, which bear interest at the higher of (i) 1/2 of 1% in excess of the federal funds rate and (ii) the rate published in the Wall Street Journal as the “prime rate” (or equivalent), in each case in effect from time to time, plus the applicable margin in effect from time to time, or (b) LIBOR-based loans, which bear interest at the “LIBO Rate” (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), for the respective interest period plus the applicable margin in effect from

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

time to time. Also pursuant to the Third Amendment, the applicable margins with respect to the Senior Secured Credit Facility were increased by 300 basis points.

The Third Amendment also provides for certain other amendments to the Senior Secured Credit Facility, including increasing the percentage of “Excess Cash Flow” as calculated pursuant to the Senior Secured Credit Facility, which is used to determine whether, and the extent to which, the Company is required in certain circumstances to make certain mandatory prepayments. The Company paid $20,567 in debt amendment fees in connection with entering into the Third Amendment of which $16,789 will be amortized over the respective term of the Senior Secured Credit Facility.

On March 16, 2009, the Company and HBI Receivables LLC (“HBI Receivables”), a wholly-owned bankruptcy-remote subsidiary of Hanesbrands, entered into Amendment No. 1 (the “First Amendment”) to the Accounts Receivable Securitization Facility dated as of November 27, 2007. The Accounts Receivable Securitization Facility contains the same leverage ratio and interest coverage ratio provisions as the Senior Secured Credit Facility. The First Amendment effects the same changes to the leverage ratio and the interest coverage ratio that are effected by the Third Amendment described above. Pursuant to the First Amendment, the rate that would be payable to the conduit purchasers or the committed purchasers party to the Accounts Receivable Securitization Facility in the event of certain defaults is increased from 1% over the prime rate to 3% over the greatest of (i) the one-month LIBO rate plus 1%, (ii) the weighted average rates on federal funds transactions plus 0.5%, or (iii) the prime rate. Also pursuant to the First Amendment, several of the factors that contribute to the overall availability of funding have been amended in a manner that would be expected to generally reduce the amount of funding that will be available under the Accounts Receivable Securitization Facility. The First Amendment also provides for certain other amendments to the Accounts Receivable Securitization Facility, including changing the termination date for the Accounts Receivable Securitization Facility from November 27, 2010 to March 15, 2010, and requiring that HBI Receivables make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities. The Company paid $145 in debt amendment fees in connection with entering into the First Amendment which will be amortized over the term of the Accounts Receivable Securitization Facility and wrote off $168 of unamortized debt issuance costs.

On April 13, 2009, the Company and HBI Receivables entered into Amendment No. 2 (the “Second Amendment”) to the Accounts Receivable Securitization Facility dated as of November 27, 2007. Pursuant to the Second Amendment, several of the factors that contribute to the overall availability of funding have been amended in a manner that is expected to generally increase over time the amount of funding that will be available under the Accounts Receivable Securitization Facility as compared to the amount that would be available pursuant to the First Amendment. The Second Amendment also provides for certain other amendments to the Accounts Receivable Securitization Facility, including changing the termination date for the Accounts Receivable Securitization Facility from March 15, 2010 to April 12, 2010. In addition, HSBC Securities (USA) Inc. replaced JPMorgan Chase Bank, N.A. as agent under the Accounts Receivable Securitization Facility, PNC Bank, N.A. replaced JPMorgan Chase Bank, N.A. as a managing agent, and PNC Bank, N.A. and an affiliate of PNC Bank, N.A. replaced affiliates of JPMorgan Chase Bank, N.A. as a committed purchaser and a conduit purchaser, respectively.

As of April 4, 2009, the Company was in compliance with all covenants under its credit facilities.

During the quarter ended April 4, 2009, the Company recognized $3,946 of charges in the “Other expenses” line of the Condensed Consolidated Statement of Income which represents certain costs related to the amendments of the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(8)	Financial Instruments and Risk Management

The Company uses financial instruments to manage its exposures to movements in interest rates, foreign exchange rates and commodity prices. The use of these financial instruments modifies the Company’s exposure to these risks with the goal of reducing the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivative contracts.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The fair value is based upon either market quotes for actively traded instruments or independent bids for nonexchange traded instruments. The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions to the hedged risk. On the date the derivative is entered into, the Company designates the derivative as a fair value hedge, cash flow hedge, net investment hedge or a mark to market hedge, and accounts for the derivative in accordance with its designation. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in the respective measurement period. The Company currently does not have any fair value or net investment hedge instruments.

Each of the Company’s derivative contracts is governed by the International Swaps and Derivatives Association master agreement. If the Company were to default or be unable to perform its responsibilities with respect to a counterparty under this agreement, the counterparty could request immediate payment on any derivative instruments in net liability positions. As of April 4, 2009, all of the counterparties to the Company’s derivative instruments are lenders under the Senior Secured Credit Facility. Consistent with the terms of the Senior Secured Credit Facility, derivative instruments with a counterparty that is also a lender under the Senior Secured Credit Facility are secured by the same collateral that secures the Company’s obligations under the Senior Secured Credit Facility.

The Company may be exposed to credit losses in the event of nonperformance by individual counterparties or the entire group of counterparties to the Company’s derivative contracts. Risk of nonperformance by counterparties is mitigated by dealing with highly rated counterparties and by diversifying across counterparties.

Mark to Market Hedges

A derivative used as a hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item is designated a mark to market hedge.

Market to Market Hedges — Intercompany Foreign Exchange Transactions

The Company uses foreign exchange derivative contracts to reduce the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period, in accordance with SFAS No. 52, Foreign Currency Translation. Mark to market hedge derivatives relating to intercompany foreign exchange contracts are reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. As of April 4, 2009, the U.S. dollar equivalent of commitments to purchase and sell foreign currencies in our

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

foreign currency mark to market hedge derivative portfolio is $56,411 and $41,800, respectively, using the exchange rate at the reporting date.

Cash Flow Hedges

A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is designated as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in the “Accumulated other comprehensive loss” line of the Condensed Consolidated Balance Sheets. When the impact of the hedged item is recognized in the income statement, the gain or loss included in accumulated other comprehensive income (loss) is reported on the same line in the Condensed Consolidated Statements of Income as the hedged item.

Cash Flow Hedges — Interest Rate Derivatives

The Company is required under the Senior Secured Credit Facility and the Second Lien Credit Facility to hedge a portion of its floating rate debt to reduce interest rate risk caused by floating rate debt issuance. The Company has executed certain interest rate cash flow hedges in the form of swaps and caps in order to mitigate the Company’s exposure to variability in cash flows for the future interest payments on a designated portion of borrowings. Given the recent turmoil in the financial and credit markets, the Company has expanded its interest rate hedging portfolio at what the Company believes to be advantageous rates that are expected to minimize the Company’s overall interest rate risk. The effective portion of interest rate hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying debt interest payments are recognized. Interest rate cash flow hedge derivatives are reported as a component of interest expense and therefore are reported as cash flow from operating activities similar to the manner in which cash interest payments are reported in the Condensed Consolidated Statements of Cash Flows.

At April 4, 2009 and January 3, 2009, the Company had outstanding interest rate hedging arrangements whereby it has capped the interest rate on $400,000 of its floating rate debt at 3.50% and has fixed the interest rate on $1,393,680 of its floating rate debt at a weighted average rate of 4.16%. Approximately 79% and 82% of the Company’s total debt outstanding at April 4, 2009 and January 3, 2009, respectively, was at a fixed or capped LIBOR rate. There have been no changes in the Company’s derivative portfolio during the quarter ended April 4, 2009.

Cash Flow Hedges — Foreign Currency Derivatives

The Company uses forward exchange and option contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated transactions, foreign currency-denominated investments, and other known foreign currency exposures. Gains and losses on these contracts are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The effective portion of foreign exchange hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. The settlement of foreign exchange hedge derivative contracts related to the purchase of inventory or other hedged items are reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities.

Historically, the principal currencies hedged by the Company include the Euro, Mexican peso, Canadian dollar and Japanese yen. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. As of April 4, 2009, the U.S. dollar equivalent of commitments to sell foreign currencies in our foreign currency cash flow hedge derivative portfolio is $35,616, using the exchange rate at the reporting date.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Cash Flow Hedges — Commodity Derivatives

Cotton is the primary raw material the Company uses to manufacture many of its products and is purchased at market prices. From time to time, the Company uses commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedge instrument. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The effective portion of commodity hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. The settlement of commodity hedge derivative contracts related to the purchase of inventory is reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. There were no amounts outstanding under cotton futures or cotton option contracts at April 4, 2009 and January 3, 2009.

Fair Values of Derivative Instruments

The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

		Fair Value
		April 4,	January 3,
	Balance Sheet Location	2009	2009

Derivative assets — hedges
Interest rate contracts	Other current assets	$—	$46
Foreign exchange contracts	Other current assets	1,313	1,209

Total derivative assets — hedges		1,313	1,255

Derivative assets — non-hedges
Foreign exchange contracts	Other current assets	2,318	3,286

Total derivative assets		$3,631	$4,541

Derivatives liabilities — hedges
Interest rate contracts	Accrued liabilities	$(4,564)	$(6,084)
Interest rate contracts	Other noncurrent liabilities	(67,092)	(76,927)
Foreign exchange contracts	Accrued liabilities	(320)	(1,347)

Total derivatives liabilities — hedges		(71,976)	(84,358)

Derivatives liabilities — non-hedges
Foreign exchange contracts	Accrued liabilities	(1,562)	(533)

Total derivative liabilities		$(73,538)	$(84,891)

Net derivative liability		$(69,907)	$(80,350)

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

				Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in		Location of	Accumulated
	Accumulated Other		Gain (Loss)	Other Comprehensive
	Comprehensive Loss		Reclassified from	Loss into Income
	(Effective Portion)		Accumulated Other	(Effective Portion)
	Quarter Ended		Comprehensive	Quarter Ended
	April 4,	March 29,	Loss into Income	April 4,	March 29,
	2009	2008	(Effective Portion)	2009	2008

Interest rate contracts	$11,016	$(14,831)	Interest expense, net	$28	$173
Foreign exchange contracts	870	(1,842)	Cost of sales	(1,332)	653
Commodity contracts	—	(334)	Cost of sales	96	(31)

Total	$11,886	$(17,007)		$(1,208)	$795

The Company expects to reclassify into earnings during the next 12 months net loss from accumulated other comprehensive loss of approximately $4,084.

The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income. The Company recognized gains (losses) related to ineffectiveness of hedging relationships for the quarter ended April 4, 2009 of $294, consisting of $295 for interest rate contracts and $(1) for foreign exchange contracts. The Company recognized losses related to ineffectiveness of hedging relationships for foreign exchange contracts of $(191) for the quarter ended March 29, 2008.

The effect of mark to market hedge derivative instruments on the Condensed Consolidated Statements of Income is as follows:

		Amount of Gain (Loss)
		Recognized in Income
		Quarter Ended
	Location of Gain (Loss)	April 4,	March 29,
	Recognized in Income on Derivative	2009	2008

Foreign exchange contracts	Selling, general and administrative expenses	$44	$72

Total		$44	$72

(9)  Fair Value of Financial Assets and Liabilities

The Company adopted the provisions of SFAS 157 as of December 30, 2007 for its financial assets and liabilities and as of January 4, 2009 for its non-financial assets and liabilities. The adoption of SFAS 157 has had no material impact on the financial condition, results of operations or cash flows of the Company. The Company is, however, required to provide additional disclosures as part of its financial statements. SFAS 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

As of April 4, 2009, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates. The fair values of cotton derivatives are determined based on quoted prices in public markets and are categorized as Level 1. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the quarter ended April 4, 2009. There were no changes during the quarter ended April 4, 2009, to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of April 4, 2009, the Company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

As of April 4, 2009, the Company recognized no changes in fair value for assets or liabilities that are measured at fair value on a non-recurring basis.

The following table sets forth by level within SFAS 157’s fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis at April 4, 2009. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Assets (Liabilities) at Fair Value as of
April 4, 2009
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Derivative contracts, net	$—	$(69,907)	$—

Total	$—	$(69,907)	$—

HANESBRANDS INC.

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

(10)  Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, amounts amortized into net periodic benefit cost as required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and unrealized gains and losses on qualifying cash flow hedges, are combined, net of their related tax effect, to arrive at comprehensive income. The Company’s comprehensive income (loss) is as follows:

	Quarter Ended
	April 4,	March 29,
	2009	2008

Net income (loss)	$(19,328)	$36,024
Translation adjustments	(2,535)	(1,530)
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax expense (benefit) of $4,154 and ($6,306), respectively	6,524	(9,906)
Amounts amortized into net periodic income:
Prior service cost, net of tax of $3 and $4, respectively	4	6
Actuarial loss, net of tax of $810 and $15, respectively	1,271	24

Comprehensive income (loss)	$(14,064)	$24,618

(11)  Income Taxes

For the quarters ended April 4, 2009 and March 29, 2008, income taxes have been computed consistent with Accounting Principles Board Opinion No. 28, Interim Financial Reporting and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods.

The difference in the estimated annual effective income tax rates of 22% for the quarter ended April 4, 2009 and 24% for the quarter ended March 29, 2008 and the U.S. statutory rate of 35% is primarily attributable to unremitted earnings of foreign subsidiaries taxed at rates lower than the U.S. statutory rate. The Company’s estimated annual effective tax rate reflects its strategic initiative to make substantial capital investments outside the United States in its global supply chain in 2009.

HANESBRANDS INC.

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

The amount that is expected to be collected from Sara Lee based on the Company’s computation of $72,223 is included as a receivable in Deferred tax assets and other current assets in the Consolidated Balance Sheet as of April 4, 2009. The Company and Sara Lee are exchanging information in connection with this matter.

(12)	Business Segment Information

The Company’s operations are managed and reported in five operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, International, Hosiery and Other. These segments are organized principally by product category and geographic location. Management of each segment is responsible for the operations of these segments’ businesses but shares a common supply chain and media and marketing platforms.

The types of products and services from which each reportable segment derives its revenues are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of women’s intimate apparel, men’s underwear, kids’ underwear, socks and thermals. Our direct-to-consumer retail operations are included within the Innerwear segment.

•	Outerwear sells basic branded products that are seasonal in nature under the product categories of casualwear and activewear.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

•	International relates to the Latin America, Asia, Canada and Europe geographic locations which sell products that span across the Innerwear, Outerwear and Hosiery reportable segments.

•	Hosiery sells products in categories such as pantyhose and knee highs.

•	Other is comprised of sales of nonfinished products such as yarn and certain other materials in the United States and Latin America in order to maintain asset utilization at certain manufacturing facilities and are intended to generate break even margins.

The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, amortization of trademarks and other identifiable intangibles and restructuring and related accelerated depreciation charges and inventory write-offs. The accounting policies of the segments are consistent with those described in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 3, 2009.

	Quarter Ended
	April 4,	March 29,
	2009	2008

Net sales:
Innerwear	$513,814	$543,730
Outerwear	214,907	272,205
International	83,202	104,636
Hosiery	52,772	66,741
Other	2,643	11,121

Total segment net sales(1)	867,338	998,433
Intersegment(2)	(9,497)	(10,586)

Total net sales	$857,841	$987,847

	Quarter Ended
	April 4,	March 29,
	2009	2008

Segment operating profit (loss):
Innerwear	$48,555	$53,675
Outerwear	(15,766)	16,417
International	10,068	14,804
Hosiery	16,564	24,121
Other	(450)	(840)

Total segment operating profit	58,971	108,177
Items not included in segment operating profit:
General corporate expenses	(15,488)	(11,951)
Amortization of trademarks and other identifiable intangibles	(3,089)	(2,673)
Restructuring	(18,671)	(2,558)
Inventory write-offs included in cost of sales	(3,088)	—
Accelerated depreciation included in cost of sales	(2,498)	(2,558)
Accelerated depreciation included in selling, general and administrative expenses	(170)	(643)

Total operating profit	15,967	87,794
Other expenses	(3,946)	—
Interest expense, net	(36,800)	(40,394)

Income (loss) before income tax expense (benefit)	$(24,779)	$47,400

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended
	April 4,	March 29,
	2009	2008

Depreciation and amortization expense:
Innerwear	$10,411	$10,551
Outerwear	5,563	7,130
International	500	423
Hosiery	1,156	1,631
Other	45	337

	17,675	20,072
Corporate	6,375	6,192

Total depreciation and amortization expense	$24,050	$26,264

	Quarter Ended
	April 4,	March 29,
	2009	2008

Additions to long-lived assets:
Innerwear	$22,667	$7,402
Outerwear	30,812	13,002
International	203	474
Hosiery	300	79
Other	12	3

	53,994	20,960
Corporate	1,739	6,620

Total additions to long-lived assets	$55,733	$27,580

(1)	Includes sales between segments. Such sales are at transfer prices that are at cost plus markup or at prices equivalent to market value.

(2)	Intersegment sales included in the segments’ net sales are as follows:

	Quarter Ended
	April 4,	March 29,
	2009	2008

Innerwear	$832	$1,356
Outerwear	5,247	5,430
International	231	669
Hosiery	3,187	3,131
Other	—	—

Total	$9,497	$10,586

HANESBRANDS INC.

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

The Floating Rate Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary, each of which is wholly owned, directly or indirectly, by Hanesbrands Inc. Each entity in the consolidating financial information follows the same accounting policies as described in the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended January 3, 2009, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	Quarter Ended April 4, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$918,530	$92,232	$653,996	$(806,917)	$857,841
Cost of sales	817,405	34,480	574,499	(826,419)	599,965

Gross profit	101,125	57,752	79,497	19,502	257,876
Selling, general and administrative expenses	177,561	23,009	22,225	443	223,238
Restructuring	16,136	—	2,535	—	18,671

Operating profit (loss)	(92,572)	34,743	54,737	19,059	15,967
Equity in earnings (loss) of subsidiaries	93,429	44,154	—	(137,583)	—
Other expenses	3,946	—	—	—	3,946
Interest expense, net	27,635	6,472	2,695	(2)	36,800

Income (loss) before income tax expense (benefit)	(30,724)	72,425	52,042	(118,522)	(24,779)
Income tax expense (benefit)	(11,396)	2,660	3,285	—	(5,451)

Net income (loss)	$(19,328)	$69,765	$48,757	$(118,522)	$(19,328)

	Condensed Consolidating Statement of Income
	Quarter Ended March 29, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,023,459	$97,446	$644,959	$(778,017)	$987,847
Cost of sales	801,169	39,213	560,838	(758,337)	642,883

Gross profit	222,290	58,233	84,121	(19,680)	344,964
Selling, general and administrative expenses	219,300	21,591	13,274	447	254,612
Restructuring	(515)	—	3,073	—	2,558

Operating profit (loss)	3,505	36,642	67,774	(20,127)	87,794
Equity in earnings (loss) of subsidiaries	63,706	36,777	—	(100,483)	—
Interest expense, net	26,343	8,891	5,160	—	40,394

Income (loss) before income tax expense	40,868	64,528	62,614	(120,610)	47,400
Income tax expense (benefit)	4,844	2,118	4,414	—	11,376

Net income (loss)	$36,024	$62,410	$58,200	$(120,610)	$36,024

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	April 4, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$5,046	$2,354	$24,269	$—	$31,669
Trade accounts receivable	(2,653)	5,371	423,482	(1,441)	424,759
Inventories	1,006,674	55,192	346,827	(107,451)	1,301,242
Deferred tax assets and other current assets	281,794	7,777	51,084	(1,364)	339,291

Total current assets	1,290,861	70,694	845,662	(110,256)	2,096,961

Property, net	199,976	15,705	405,105	—	620,786
Trademarks and other identifiable intangibles, net	25,375	113,533	5,620	—	144,528
Goodwill	232,883	16,934	72,185	—	322,002
Investments in subsidiaries	638,957	693,059	—	(1,332,016)	—
Deferred tax assets and other noncurrent assets	156,369	416,013	(99,731)	(91,984)	380,667

Total assets	$2,544,421	$1,325,938	$1,228,841	$(1,534,256)	$3,564,944

Liabilities and Stockholders’ Equity
Accounts payable	$113,915	$2,754	$87,229	$85,647	$289,545
Accrued liabilities	215,312	26,099	52,273	(2,620)	291,064
Notes payable	—	—	70,528	—	70,528
Accounts receivable securitization facility	—	—	223,912	—	223,912

Total current liabilities	329,227	28,853	433,942	83,027	875,049

Long-term debt	1,592,930	450,000	—	—	2,042,930
Other noncurrent liabilities	437,157	2,163	18,480	4,058	461,858

Total liabilities	2,359,314	481,016	452,422	87,085	3,379,837
Stockholders’ equity	185,107	844,922	776,419	(1,621,341)	185,107

Total liabilities and stockholders’ equity	$2,544,421	$1,325,938	$1,228,841	$(1,534,256)	$3,564,944

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	January 3, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$16,210	$2,355	$48,777	$—	$67,342
Trade accounts receivable	(4,956)	6,096	406,305	(2,515)	404,930
Inventories	1,078,048	49,581	295,946	(133,045)	1,290,530
Deferred tax assets and other current assets	288,208	10,158	49,734	(577)	347,523

Total current assets	1,377,510	68,190	800,762	(136,137)	2,110,325

Property, net	208,844	13,914	365,431	—	588,189
Trademarks and other identifiable intangibles, net	27,199	114,630	5,614	—	147,443
Goodwill	232,882	16,934	72,186	—	322,002
Investments in subsidiaries	545,866	649,513	—	(1,195,379)	—
Deferred tax assets and other noncurrent assets	91,401	397,802	(37,980)	(85,133)	366,090

Total assets	$2,483,702	$1,260,983	$1,206,013	$(1,416,649)	$3,534,049

Liabilities and Stockholders’ Equity
Accounts payable	$161,734	$3,980	$74,157	$85,647	$325,518
Accrued liabilities	229,631	30,875	57,555	(2,669)	315,392
Notes payable	—	—	61,734	—	61,734
Accounts receivable securitization facility	—	—	45,640	—	45,640

Total current liabilities	391,365	34,855	239,086	82,978	748,284

Long-term debt	1,483,930	450,000	196,977	—	2,130,907
Other noncurrent liabilities	423,252	7,344	34,968	4,139	469,703

Total liabilities	2,298,547	492,199	471,031	87,117	3,348,894
Stockholders’ equity	185,155	768,784	734,982	(1,503,766)	185,155

Total liabilities and stockholders’ equity	$2,483,702	$1,260,983	$1,206,013	$(1,416,649)	$3,534,049

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Quarter Ended April 4, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$47,328	$39,943	$(7,746)	$(137,501)	$(57,976)

Investing activities:
Purchases of property and equipment	(7,525)	(2,732)	(45,476)	—	(55,733)
Proceeds from sales of assets	57	—	410	—	467
Other	76	—	—	(76)	—

Net cash used in investing activities	(7,392)	(2,732)	(45,066)	(76)	(55,266)

Financing activities:
Borrowings on notes payable	—	—	549,434	—	549,434
Repayments on notes payable	—	—	(540,427)	—	(540,427)
Payments to amend credit facilities	(20,567)	—	(145)	—	(20,712)
Borrowings on revolving loan facility	571,500	—	—	—	571,500
Repayments on revolving loan facility	(462,500)	—	—	—	(462,500)
Borrowing on accounts receivable securitization facility	—	—	79,000	—	79,000
Repayments on accounts receivable securitization facility	—	—	(97,705)	—	(97,705)
Other	(313)	—	(7)	—	(320)
Net transactions with related entities	(139,220)	(37,212)	38,855	137,577	—

Net cash provided by (used in) financing activities	(51,100)	(37,212)	29,005	137,577	78,270

Effect of changes in foreign exchange rates on cash	—	—	(701)	—	(701)

Decrease in cash and cash equivalents	(11,164)	(1)	(24,508)	—	(35,673)
Cash and cash equivalents at beginning of year	16,210	2,355	48,777	—	67,342

Cash and cash equivalents at end of period	$5,046	$2,354	$24,269	$—	$31,669

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Quarter Ended March 29, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(45,823)	$36,758	$91,516	$(101,932)	$(19,481)

Investing activities:
Purchases of property and equipment	(6,971)	(1,879)	(18,730)	—	(27,580)
Proceeds from sales of assets	6,172	—	898	—	7,070
Other	2,750	—	(2,199)	(551)	—

Net cash provided by (used in) investing activities	1,951	(1,879)	(20,031)	(551)	(20,510)

Financing activities:
Borrowings on notes payable	—	—	17,747	—	17,747
Repayments on notes payable	—	—	(23,295)	—	(23,295)
Borrowing on accounts receivable securitization facility	—	—	19,220	—	19,220
Repayments on accounts receivable securitization facility	—	—	(19,220)	—	(19,220)
Proceeds from stock options exercised	339	—	—	—	339
Stock repurchases	(8,277)	—	—	—	(8,277)
Other	(254)	—	—	—	(254)
Net transactions with related entities	(6,016)	(39,250)	(57,217)	102,483	—

Net cash provided by (used in) financing activities	(14,208)	(39,250)	(62,765)	102,483	(13,740)

Effect of changes in foreign exchange rates on cash	—	—	288	—	288

Increase (decrease) in cash and cash equivalents	(58,080)	(4,371)	9,008	—	(53,443)
Cash and cash equivalents at beginning of year	84,476	6,329	83,431	—	174,236

Cash and cash equivalents at end of period	$26,396	$1,958	$92,439	$—	$120,793

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended January 3, 2009, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K.

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

Our operations are managed in five operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, International, Hosiery and Other. These segments are organized principally by product category and geographic location. Management of each segment is responsible for the operations of these segments’ businesses but shares a common supply chain and media and marketing platforms.

•	Innerwear. The Innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks and thermals, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size, Wonderbra and Duofold brands. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes, Champion, C9 by Champion and Polo Ralph Lauren brand names. Our direct-to-consumer retail operations are included within the Innerwear segment. The retail operations include our value-based (“outlet”) stores, internet operations and catalogs which sell products from our portfolio of leading brands. As of April 4, 2009 and January 3, 2009, we had 217 and 213 outlet stores, respectively. Net sales for the quarter ended April 4, 2009 from our Innerwear segment were $514 million, representing approximately 59% of total segment net sales.

•	Outerwear. We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products primarily to wholesalers, who then resell to screen printers and embellishers, through brands such as Hanes, Champion, Outer Banks and Hanes Beefy-T. Net sales for the quarter ended April 4, 2009 from our Outerwear segment were $215 million, representing approximately 25% of total segment net sales.

•	International. International includes products that span across the Innerwear, Outerwear and Hosiery reportable segments and are primarily marketed under the Hanes, Wonderbra, Champion, Stedman, Playtex, Zorba, Rinbros, Kendall, Sol y Oro, Ritmo and Bali brands. Net sales for the quarter ended

April 4, 2009 from our International segment were $83 million, representing approximately 10% of total segment net sales and included sales in Latin America, Asia, Canada and Europe. Canada, Europe, Japan and Mexico are our largest international markets, and we also have sales offices in India and China.

•	Hosiery. We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our L’eggs, Hanes and Just My Size brands. Net sales for the quarter ended April 4, 2009 from our Hosiery segment were $53 million, representing approximately 6% of total segment net sales. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

•	Other. Our Other segment consists of sales of nonfinished products such as yarn and certain other materials in the United States and Latin America that maintain asset utilization at certain manufacturing facilities and are intended to generate break even margins. Net sales for the quarter ended April 4, 2009 in our Other segment were $3 million, representing less than 1% of total segment net sales. Net sales from our Other segment are expected to continue to decline and to ultimately become insignificant to us as we complete the implementation of our consolidation and globalization efforts.

Consolidation and Globalization Strategy

We expect to continue our restructuring efforts through 2009 as we continue to execute our consolidation and globalization strategy. We have closed plant locations, reduced our workforce, and relocated some of our manufacturing capacity to lower cost locations in Asia, Central America and the Caribbean Basin. During the quarter ended April 4, 2009, in furtherance of our consolidation and globalization strategy, we approved actions to close three manufacturing facilities and one distribution center in the Dominican Republic, Honduras, the United States and Canada, and eliminate an aggregate of approximately 2,600 positions in those countries and El Salvador. In addition, approximately 50 management and administrative positions were eliminated, with the majority of these positions based in the United States. We also have recognized accelerated depreciation with respect to owned or leased assets associated with manufacturing facilities and distribution centers which closed during 2009 or we anticipate closing in the next year as part of our consolidation and globalization strategy. While we believe that this strategy has had and will continue to have a beneficial impact on our operational efficiency and cost structure, we have incurred significant costs to implement these initiatives. In particular, we have recorded charges for severance and other employment-related obligations relating to workforce reductions, as well as payments in connection with lease and other contract terminations. In addition, we incurred charges for one-time write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of manufacturing facilities. These amounts are included in the “Cost of sales,” “Restructuring” and “Selling, general and administrative expenses” lines of our statements of income.

We have made significant progress in our multiyear goal of generating gross savings that could approach or exceed $200 million. As a result of the restructuring actions taken since our spin off from Sara Lee Corporation on September 5, 2006, our cost structure has been reduced and efficiencies improved, generating savings of $18 million during the quarter ended April 4, 2009. In addition to the savings generated from restructuring actions, we benefited from $13 million in savings related to other cost reduction initiatives during the quarter ended April 4, 2009.

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

Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, electricity power rates, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. These consumers may choose to purchase fewer of our products or lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time.

Inflation and Changing Prices

Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. Similarly, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices, rose during the summer of 2008 as a result of inflation and other factors. In addition, inflation often is accompanied by higher interest rates, which could have a negative impact on spending, in which case our margins could decrease. Moreover, increases in inflation may not be matched by rises in income, which also could have a negative impact on spending. If we incur increased costs that are unable to be recouped, or if consumer spending continues to decrease generally, our business, results of operations, financial condition and cash flows may be adversely affected. In an effort to mitigate the impact of these incremental costs on our operating results, we raised domestic prices effective February 2009. We implemented an average gross price increase of four percent in our domestic product categories. The range of price increases varies by individual product category.

Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. While we do enter into short-term supply agreements and hedges from time to time in an attempt to protect our business from the volatility of the market price of cotton, our business can be affected by dramatic movements in cotton prices, although cotton historically represents only 8% of our cost of sales. The cotton prices reflected in our results were 74 cents per pound for the quarter ended April 4, 2009 and 54 cents per pound for the quarter ended March 29, 2008. After taking into consideration the cotton costs currently included in inventory and short-term supply agreements, we expect our cost of cotton to average 55 cents per pound for the full year of 2009 compared to 65 cents per pound for 2008. In addition, during the summer of 2008 we experienced a spike in oil-related commodity prices and other raw materials used in our products, such as dyes and chemicals, and increases in other costs, such as fuel, energy and utility costs.

Highlights from the First Quarter Ended April 4, 2009

•	Diluted earnings per share were a loss of $0.20 in the first quarter of 2009, compared with a profit of $0.38 in the same quarter of 2008.

•	Operating profit was $16 million in the first quarter of 2009, compared with $88 million in the same quarter of 2008.

•	Total net sales in the first quarter of 2009 was $858 million, compared with $988 million in the same quarter of 2008.

•	During the first quarter of 2009, we approved actions to close three manufacturing facilities and one distribution center in the Dominican Republic, Honduras, the United States and Canada, and eliminate an aggregate of approximately 2,600 positions in those countries and El Salvador. In addition, approximately 50 management and administrative positions were eliminated, with the majority of these positions based in the United States. In addition, we completed several such actions in 2009 that were approved in 2008.

•	Gross capital expenditures were $56 million during the first quarter of 2009 as we continued to build out our textile and sewing network in Asia, Central America and the Caribbean Basin.

•	We amended our Senior Secured Credit Facility and Accounts Receivable Securitization Facility to provide for additional cushion for the leverage ratio and interest coverage ratio covenant requirements.

•	We ended the first quarter of 2009 with $358 million of borrowing availability under our $500 million revolving loan facility (the “Revolving Loan Facility”), $32 million in cash and cash equivalents and $58 million of borrowing availability under our international loan facilities.

Consolidated Results of Operations — First Quarter Ended April 4, 2009 Compared with First Quarter Ended March 29, 2008

	Quarter Ended
	April 4,	March 29,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Net sales	$857,841	$987,847	$(130,006)	(13.2)%
Cost of sales	599,965	642,883	(42,918)	(6.7)

Gross profit	257,876	344,964	(87,088)	(25.2)
Selling, general and administrative expenses	223,238	254,612	(31,374)	(12.3)
Restructuring	18,671	2,558	16,113	629.9

Operating profit	15,967	87,794	(71,827)	(81.8)
Other expenses	3,946	—	3,946	NM
Interest expense, net	36,800	40,394	(3,594)	(8.9)

Income (loss) before income tax expense (benefit)	(24,779)	47,400	(72,179)	(152.3)
Income tax expense (benefit)	(5,451)	11,376	(16,827)	(147.9)

Net income (loss)	$(19,328)	$36,024	$(55,352)	(153.7)%

Net Sales

	Quarter Ended
	April 4,	March 29,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Net sales	$857,841	$987,847	$(130,006)	(13.2)%

Consolidated net sales were lower by $130 million or 13% in the first quarter of 2009 compared to the first quarter of 2008 as we continue to be negatively impacted by weak consumer demand related to the difficult economic and retail environment. The net sales decline in the quarter, which was at a rate that was consistent with our expectations, was driven by the economic impact of the recession. The ultimate consumers of our products have been significantly limiting their discretionary spending and visiting retail stores less frequently in the recessionary environment.

Innerwear, Outerwear, International, Hosiery and Other segment net sales were lower by $30 million (6%), $57 million (21%), $21 million (21%), $14 million (21%) and $8 million (76%), respectively, in the first quarter of 2009 compared to the first quarter of 2008.

Innerwear segment net sales were lower (6%) in the first quarter of 2009 compared to the first quarter of 2008, primarily due to lower net sales of intimate apparel, especially sales of average figure products, partially offset by stronger net sales in our male underwear product category. Net sales in our direct-to-consumer retail business, which is included in the Innerwear segment, were slightly lower due to lower traffic at our outlet stores.

Outerwear segment net sales were lower (21%) in the first quarter of 2009 compared to the first quarter of 2008, primarily due to the lower casualwear sales in both the retail and wholesale channels partially offset by higher net sales of our Champion brand activewear.

International segment net sales were lower (21%) in the first quarter of 2009 compared to the first quarter of 2008, driven by an unfavorable impact of $11 million related to foreign currency exchange rates and weak demand globally in difficult economic environments similar to that in the United States.

Hosiery segment net sales were lower (21%) in the first quarter of 2009 compared to the first quarter of 2008, which was substantially more than the long-term industry trend. Hosiery products continue to be more adversely impacted by reduced consumer discretionary spending than other apparel categories.

Gross Profit

	Quarter Ended
	April 4,	March 29,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Gross profit	$257,876	$344,964	$(87,088)	(25.2)%

Our gross profit was lower by $87 million in the first quarter of 2009 compared to the first quarter of 2008. Gross profit was lower due to lower sales volume of $48 million, unfavorable product sales mix of $20 million, higher cotton costs of $15 million, higher other manufacturing costs of $15 million, higher production costs of $12 million related to higher energy and oil-related costs including freight costs, other vendor price increases of $5 million, a $5 million unfavorable impact related to foreign currency exchange rates, higher sales incentives of $3 million and $3 million of higher start-up and shutdown costs associated with the consolidation and globalization of our supply chain. The unfavorable foreign currency exchange rate impact in our International segment was primarily due to the strengthening of the U.S. dollar compared to the Canadian dollar, Mexican peso, Brazilian real and Euro.

The cotton prices reflected in our results were 74 cents per pound in the first quarter of 2009 as compared to 54 cents per pound in the first quarter of 2008. Energy and oil-related costs were higher due to a spike in oil-related commodity prices during the summer of 2008. Our results will continue to reflect higher costs for cotton and oil-related materials until these costs cease to be reflected on our balance sheet in the first half of 2009 and we start to benefit in the second quarter from lower cotton costs and in the second half of 2009 from lower oil-related material costs. After taking into consideration the cotton costs currently included in inventory and short-term supply agreements, we expect our cost of cotton to average 55 cents per pound for the full year of 2009 compared to 65 cents per pound for 2008. In addition, in connection with the consolidation and globalization of our supply chain, we incurred one-time restructuring related write-offs of $3 million in the first quarter of 2009 for stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate.

These higher expenses were partially offset by higher product pricing of $26 million before increased sales incentives, savings from our cost reduction initiatives and prior restructuring actions of $12 million and lower on-going excess and obsolete inventory costs of $5 million. In an effort to mitigate the impact of rising input costs on our operating results, we raised domestic prices effective in February 2009. We implemented an average gross price increase of four percent in our domestic product categories. The range of price increases varies by individual product category. The lower excess and obsolete inventory costs in the first quarter of 2009 are attributable to both our continuous evaluation of inventory levels and simplification of our product category offerings since the spin off. We realized the benefits of driving down obsolete inventory levels through aggressive management and promotions and realized the benefits from decreases in style counts in our various product category offerings.

As a percent of net sales, our gross profit was 30.1% in the first quarter of 2009 compared to 34.9% in the first quarter of 2008, declining as a result of the items described above.

Selling, General and Administrative Expenses

	Quarter Ended
	April 4,	March 29,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Selling, general and administrative expenses	$223,238	$254,612	$(31,374)	(12.3)%

Our selling, general and administrative expenses were $31 million lower in the first quarter of 2009 compared to the first quarter of 2008. Our cost reduction efforts resulted in lower expenses in the first quarter of 2009 compared to the first quarter of 2008 related to lower technology consulting expenses of $13 million, savings of $6 million from our prior restructuring actions for compensation and related benefits, lower non-media related media, advertising and promotion expenses (“MAP”) expenses of $3 million, lower distribution expenses of $3 million and lower accelerated depreciation of $1 million.

Our media related MAP expenses were $15 million lower in the first quarter of 2009 compared to the first quarter of 2008 as we chose to reduce our spending. In addition, our media related MAP expenses were higher in the first quarter of 2008 to support the launch of Hanes No Ride Up Panties and marketing initiatives for Playtex. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

Our pension and stock compensation expenses, which are noncash, were higher by $8 million and $3 million, respectively, in the first quarter of 2009 compared to the first quarter of 2008. The higher pension expense is primarily due to the lower funded status of our pension plans at the end of 2008 which resulted from a decline in the fair value of plan assets due to the stock market’s performance during 2008. We also incurred higher expenses of $1 million in the first quarter of 2009 compared to the first quarter of 2008 as a result of opening retail stores. We opened four retail stores during the first quarter of 2009.

Restructuring

	Quarter Ended
	April 4,	March 29,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Restructuring	$18,671	$2,558	$16,113	629.9%

During the first quarter of 2009, we approved actions to close three manufacturing facilities and one distribution center in the Dominican Republic, Honduras, the United States and Canada, and eliminate an aggregate of approximately 2,600 positions in those countries and El Salvador. The production capacity represented by the manufacturing facilities has been relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. In addition, approximately 50 management and administrative positions were eliminated, with the majority of these positions based in the United States. We recorded charges related to exiting supply contracts of $9 million, employee termination and other benefits of $6 million recognized in accordance with benefit plans previously communicated to the affected employee group and other exit costs of $4 million related to moving equipment from closed facilities and fixed asset impairment charges.

In the first quarter of 2009, we recorded one-time write-offs of $3 million of stranded raw materials and work in process inventory related to the closure of manufacturing facilities and recorded in the “Cost of sales” line. The raw materials and work in process inventory was determined not to be salvageable or cost-effective to relocate. In addition, in connection with our consolidation and globalization strategy, we recognized noncash charges of $3 million in both the first quarter of 2009 and the first quarter of 2008 in the “Cost of sales” line and a noncash charge of $1 million in the “Selling, general and administrative expenses” line in the first quarter of 2008 related to accelerated depreciation of buildings and equipment for facilities that have been closed or will be closed.

These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.

During the first quarter of 2008, we incurred $3 million in restructuring charges which primarily related to employee termination and other benefits associated with plant closures approved during that period.

Operating Profit

	Quarter Ended
	April 4,	March 29,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Operating profit	$15,967	$87,794	$(71,827)	(81.8)%

Operating profit was lower in the first quarter of 2009 compared to the first quarter of 2008 as a result of lower gross profit of $87 million and higher restructuring and related charges of $16 million, partially offset by lower selling, general and administrative expenses of $31 million. The lower gross profit was primarily the result of lower sales volume, unfavorable product sales mix, higher other manufacturing costs and increases in manufacturing input costs for cotton and energy and other oil-related costs, which when combined exceeded the benefits of higher product pricing and our savings from executing our consolidation and globalization strategy during the first quarter of 2009.

Other Expenses

	Quarter Ended
	April 4,	March 29,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Other expenses	$3,946	$—	$3,946	NM

During the first quarter of 2009, we incurred costs of $4 million to amend the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility. We amended these credit facilities to provide for additional cushion in our financial covenant requirements. These amendments delay the most restrictive debt-leverage ratio requirements from the fourth quarter of 2009 to the third quarter of 2011.

Interest Expense, net

	Quarter Ended
	April 4,	March 29,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Interest expense, net	$36,800	$40,394	$(3,594)	(8.9)%

Interest expense, net was lower by $4 million in the first quarter of 2009 compared to the first quarter of 2008. The lower interest expense is primarily attributable to a lower weighted average interest rate, $7 million of which resulted from a lower London Interbank Offered Rate, or “LIBOR.” The amendment of our Senior Secured Credit Facility, which increases our interest-rate margin by 300 basis points, increased interest expense in the first quarter of 2009 by $3 million. Our weighted average interest rate on our outstanding debt was 5.88% during the first quarter of 2009 compared to 6.69% in the first quarter of 2008.

At April 4, 2009, we had outstanding interest rate hedging arrangements whereby we have capped the interest rate on $400 million of our floating rate debt at 3.50% and have fixed the interest rate on $1.4 billion of our floating rate debt at 4.16%. Approximately 79% of our total debt outstanding at April 4, 2009 was at a fixed or capped LIBOR rate.

Income Tax Expense (Benefit)

	Quarter Ended
	April 4,	March 29,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Income tax expense (benefit)	$(5,451)	$11,376	$(16,827)	(147.9)%

Our estimated annual effective income tax rate was 22.0% in the first quarter of 2009 compared to 24.0% in the first quarter of 2008. The lower effective income tax rate is attributable primarily to higher unremitted earnings from foreign subsidiaries in the first quarter of 2009 taxed at rates lower than the U.S. statutory rate. Our estimated annual effective tax rate reflects our strategic initiative to make substantial capital investments outside the United States in our global supply chain in 2009.

Net Income (Loss)

	Quarter Ended
	April 4,	March 29,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Net income (loss)	$(19,328)	$36,024	$(55,352)	(153.7)%

Net income (loss) for the first quarter of 2009 was lower than the first quarter of 2008 primarily due to lower operating profit of $72 million and higher other expenses of $4 million, partially offset by lower income tax expense of $17 million and lower interest expense of $4 million.

Operating Results by Business Segment — First Quarter Ended April 4, 2009 Compared with First Quarter Ended March 29, 2008

	Quarter Ended
	April 4,	March 29,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Net sales:
Innerwear	$513,814	$543,730	$(29,916)	(5.5)%
Outerwear	214,907	272,205	(57,298)	(21.0)
International	83,202	104,636	(21,434)	(20.5)
Hosiery	52,772	66,741	(13,969)	(20.9)
Other	2,643	11,121	(8,478)	(76.2)

Total segment net sales	867,338	998,433	(131,095)	(13.1)
Intersegment	(9,497)	(10,586)	(1,089)	(10.3)

Total net sales	$857,841	$987,847	$(130,006)	(13.2)%
Segment operating profit (loss):
Innerwear	$48,555	$53,675	$(5,120)	(9.5)%
Outerwear	(15,766)	16,417	(32,183)	(196.0)
International	10,068	14,804	(4,736)	(32.0)
Hosiery	16,564	24,121	(7,557)	(31.3)
Other	(450)	(840)	390	46.4

Total segment operating profit	58,971	108,177	(49,206)	(45.5)
Items not included in segment operating profit:
General corporate expenses	(15,488)	(11,951)	3,537	29.6
Amortization of trademarks and other intangibles	(3,089)	(2,673)	416	15.6
Restructuring	(18,671)	(2,558)	16,113	629.9
Inventory write-off included in cost of sales	(3,088)	—	3,088	NM
Accelerated depreciation included in cost of sales	(2,498)	(2,558)	(60)	(2.3)
Accelerated depreciation included in selling, general and administrative expenses	(170)	(643)	(473)	(73.6)

Total operating profit	15,967	87,794	(71,827)	(81.8)
Other expenses	(3,946)	—	(3,946)	NM
Interest expense, net	(36,800)	(40,394)	(3,594)	(8.9)

Income (loss) before income tax expense (benefit)	$(24,779)	$47,400	$(72,179)	(152.3)%

Innerwear

	Quarter Ended
	April 4,	March 29,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Net sales	$513,814	$543,730	$(29,916)	(5.5)%
Segment operating profit	48,555	53,675	(5,120)	(9.5)

Overall net sales in the Innerwear segment were lower by $30 million or 6% in the first quarter of 2009 compared to the first quarter of 2008. The recessionary economic environment continued to significantly impact consumers’ discretionary spending in the first quarter of 2009. Total intimate apparel net sales were $42 million lower in the first quarter of 2009 compared to the first quarter of 2008. We experienced lower intimate apparel sales, especially sales of average figure products, in our Hanes brand of $18 million, our smaller brands (barely there, Just My Size and Wonderbra) of $11 million and our Playtex brand of $10 million which we believe was primarily attributable to weaker sales at retail. Our Bali brand intimate apparel net sales were flat compared to the first quarter of 2008. Net sales in our Hanes brand male underwear product category were $23 million higher which reflect growth in key segments of this category such as crewneck and V-neck T-shirts and boxer briefs and product innovations like the Comfort Fit waistbands. Lower net sales in our socks category reflect a decline in men’s and kids’ Hanes brand net sales of $4 million and Champion brand net sales of $3 million in the first quarter of 2009 compared to the first quarter of 2008. The rate of sales decline for our Innerwear segment was approximately half that of the fourth quarter of 2008. Net sales in our direct-to-consumer retail business, which is included in the Innerwear segment, were slightly lower due to lower traffic at our outlet stores.

The Innerwear segment gross profit was lower by $24 million in the first quarter of 2009 compared to the first quarter of 2008. The lower gross profit is due to lower sales volume of $17 million, unfavorable product sales mix of $7 million, higher cotton costs of $6 million, higher production costs of $6 million related to higher energy and oil-related costs including freight costs, higher other manufacturing costs of $6 million, higher sales incentives of $2 million and other vendor price increases of $2 million. These higher costs were partially offset by higher product pricing of $16 million before increased sales incentives and savings from our cost reduction initiatives and prior restructuring actions of $5 million

As a percent of segment net sales, gross profit in the Innerwear segment was 35.8% in the first quarter of 2009 compared to 38.3% in the first quarter of 2008, declining as a result of the items described above.

The lower Innerwear segment operating profit in the first quarter of 2009 compared to the first quarter of 2008 is primarily attributable to lower gross profit, higher pension expense of $4 million and higher expenses of $1 million as a result of opening retail stores. These higher expenses were partially offset by lower media related MAP expenses of $15 million, lower technology consulting expenses of $7 million and savings of $4 million from prior restructuring actions primarily for compensation and related benefits. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the first quarter of 2009 is consistent with the first quarter of 2008. Our consolidated selling, general and administrative expenses before segment allocations was $31 million lower in the first quarter of 2009 compared to the first quarter of 2008.

Outerwear

	Quarter Ended
	April 4,	March 29,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Net sales	$214,907	$272,205	$(57,298)	(21.0)%
Segment operating profit (loss)	(15,766)	16,417	(32,183)	(196.0)

Net sales in the Outerwear segment were lower by $57 million or 21% in the first quarter of 2009 compared to the first quarter of 2008, primarily as a result of lower casualwear net sales in both our retail and wholesale channels of $48 million and $18 million, respectively. The lower retail casualwear net sales reflect a $52 million impact due to the loss of recurring seasonal programs that were renewed in prior years but not renewed for 2009. The lost seasonal programs are expected to primarily impact the first half of 2009 compared to 2008. These decreases were partially offset by higher net sales of our Champion brand activewear of $7 million. Our Champion brand sales continue to benefit from our marketing investment in the brand.

The Outerwear segment gross profit was lower by $38 million in the first quarter of 2009 compared to the first quarter of 2008. The lower gross profit is due to unfavorable product sales mix of $17 million, lower sales volume of $13 million, higher cotton costs of $9 million, higher production costs of $6 million related to higher energy and oil-related costs including freight costs, higher other manufacturing costs of $5 million, other vendor price increases of $3 million and higher sales incentives of $1 million. These higher costs were partially offset by savings of $7 million from our cost reduction initiatives and prior restructuring actions, higher product pricing of $6 million before increased sales incentives and lower on-going excess and obsolete inventory costs of $3 million.

As a percent of segment net sales, gross profit in the Outerwear segment was 12.4% in the first quarter of 2009 compared to 23.9% in the first quarter of 2008, declining as a result of the items described above.

The Outerwear segment operating loss in the first quarter of 2009 compared to the segment operating profit in the first quarter of 2008 is primarily attributable to lower gross profit and higher pension expense of $2 million partially offset by lower technology consulting expenses of $4 million, savings of $2 million from our cost reduction initiatives and prior restructuring actions and lower non-media related MAP expenses of $2 million. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the first quarter of 2009 is consistent with the first quarter of 2008. Our consolidated selling, general and administrative expenses before segment allocations was $31 million lower in the first quarter of 2009 compared to the first quarter of 2008.

International

	Quarter Ended
	April 4,	March 29,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Net sales	$83,202	$104,636	$(21,434)	(20.5)%
Segment operating profit	10,068	14,804	(4,736)	(32.0)

Overall net sales in the International segment were lower by $21 million or 21% in the first quarter of 2009 compared to the first quarter of 2008 driven by an unfavorable impact of $11 million related to foreign currency exchange rates and weak demand globally in difficult economic environments similar to that in the United States. The unfavorable impact of foreign currency exchange rates was primarily due to the strengthening of the U.S. dollar compared to the Canadian dollar, Mexican peso, Brazilian real and Euro. During the first quarter of 2009, we experienced lower net sales, in each case excluding the impact of foreign currency, in our casualwear business in Europe of $5 million and in our intimate apparel business in Canada of $3 million.

The International segment gross profit was lower by $9 million in the first quarter of 2009 compared to the first quarter of 2008. The lower gross profit is as a result of an unfavorable impact related to foreign currency exchange rates of $5 million, lower sales volume of $4 million and an unfavorable product sales mix of $2 million. These higher costs were partially offset by higher product pricing of $2 million before increased sales incentives.

As a percent of segment net sales, gross profit in the International segment was 42.9% in the first quarter of 2009 compared to the first quarter of 2008 at 42.6%, declining as a result of the items described above.

The lower International segment operating profit in the first quarter of 2009 compared to the first quarter of 2008 is primarily attributable to the lower gross profit partially offset by lower distribution expenses of $1 million and lower spending of $3 million in numerous areas. Changes in foreign currency exchange rates, which are included in the impact on gross profit above, had an unfavorable impact on segment operating profit of $2 million in the first quarter of 2009 compared to the first quarter of 2008.

Hosiery

	Quarter Ended
	April 4,	March 29,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Net sales	$52,772	$66,741	$(13,969)	(20.9)%
Segment operating profit	16,564	24,121	(7,557)	(31.3)

Net sales in the Hosiery segment declined by $14 million or 21%, which was substantially more than the long-term industry trend primarily due to lower sales of our L’eggs brand to mass retailers and food and drug stores and our Hanes brand to national chains and department stores. Hosiery products continue to be more adversely impacted by reduced consumer discretionary spending than other apparel categories, which contributes to weaker retail sales and lowering of inventory levels by retailers. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

The Hosiery segment gross profit was lower by $10 million in the first quarter of 2009 compared to the first quarter of 2008. The lower gross profit for the first quarter of 2009 compared to the first quarter of 2008 is the result of lower sales volume of $9 million and higher other manufacturing costs of $4 million partially offset by higher product pricing of $3 million before increased sales incentives.

As a percent of segment net sales, gross profit in the Hosiery segment was 47.7% in the first quarter of 2009 compared to 53.0% in the first quarter of 2008, declining as a result of the items described above.

The lower Hosiery segment operating profit in the first quarter of 2009 compared to the first quarter of 2008 is primarily attributable to lower gross profit partially offset by lower distribution expenses of $1 million and lower technology consulting expenses of $1 million. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for the first quarter of 2009 is consistent with the first quarter of 2008. Our consolidated selling, general and administrative expenses before segment allocations was $31 million lower in the first quarter of 2009 compared to the first quarter of 2008.

Other

	Quarter Ended
	April 4,	March 29,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Net sales	$2,643	$11,121	$(8,478)	(76.2)%
Segment operating loss	(450)	(840)	390	46.4

The decline in net sales in our Other segment is primarily due to the continued vertical integration of a yarn and fabric operation acquisition from 2006 with less focus on sales of nonfinished fabric and yarn to third parties. We expect this decline to continue and sales for this segment to ultimately become insignificant to us as we complete the implementation of our consolidation and globalization efforts. Net sales in this segment are intended to maintain asset utilization at certain manufacturing facilities and generate break even margins.

General Corporate Expenses

General corporate expenses were higher in the first quarter of 2009 compared to the first quarter of 2008 primarily due to $3 million of higher start-up and shut-down costs associated with the consolidation and globalization of our supply chain.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are our cash generated by operations and availability under our Revolving Loan Facility and our international loan facilities. At April 4, 2009, we had $358 million of borrowing availability under our $500 million Revolving Loan Facility (after taking into account outstanding letters of credit), $32 million in cash and cash equivalents and $58 million of borrowing availability under our international loan facilities. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

The following has or is expected to impact liquidity:

•	we have principal and interest obligations under our long-term debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to add new lower-cost manufacturing capacity in Asia, Central America and the Caribbean Basin;

•	we could increase or decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly impact our effective income tax rate; and

•	our board of directors has authorized the repurchase of up to 10 million shares of our stock in the open market over the next few years (2.8 million of which we have repurchased as of April 4, 2009 at a cost of $75 million), although we may choose not to repurchase any stock and focus more on the repayment of our debt in the next 12 months in light of the current economic recession.

We are operating in an uncertain and volatile economic environment, which could have unanticipated adverse effects on our business. The retail environment has been impacted by recent volatility in the financial markets, including declines in stock prices, and by uncertain economic conditions. Increases in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have all added to declines in consumer confidence and curtailed retail spending.

We expect the weak retail environment to continue and do not expect macroeconomic conditions to be conducive to growth in 2009. Achieving financial results that compare favorably with year-ago results will be challenging in the first half of 2009. We also expect substantial pressure on profitability due to the economic climate, significantly higher commodity costs, increased pension costs and increased costs associated with implementing our price increase which was effective in February 2009, including repackaging costs. Our results will continue to reflect higher costs for cotton and oil-related materials incurred in 2008 until these costs cease to be reflected on our balance sheet in the first half of 2009 and we start to benefit in the second quarter from lower cotton costs and in the second half of 2009 from lower oil-related material costs. In addition, hosiery products continue to be more adversely impacted by reduced consumer discretionary spending than other apparel categories. The Hosiery segment only comprised 6% of our net sales in the first quarter of 2009 however, and as a result, the decline in the Hosiery segment has not had a significant impact on our net sales or cash flows. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. Factors that could help us in these efforts include the domestic gross price increase of 4% which became effective in February 2009, lower commodity costs in the second half of the year, the ability to execute previously discussed discretionary spending cuts and the realization of additional cost benefits from previous restructuring and related actions. Depending on conditions in the capital markets and other factors, we will from time to time consider other financing transactions, the proceeds of which could be used to refinance current indebtedness or for other purposes. We continue to monitor the impact, if any, of the current conditions in the credit markets on our operations. Our access to financing at reasonable interest rates could become influenced by the economic and credit market environment.

On March 10, 2009, we entered into a Third Amendment (the “Third Amendment”) to the Senior Secured Credit Facility dated as of September 5, 2006. Pursuant to the Third Amendment, the ratio of debt to EBITDA (earnings before income taxes, depreciation expense and amortization) for the preceding four quarters, or leverage ratio, was increased from 3.75 to 1 in the first quarter of 2009 to 4.25 to 1, from 3.5 to 1 in the second quarter of 2009 to 4.2 to 1, from 3.25 to 1 in the third quarter of 2009 to 3.95 to 1, and from 3.0 to 1 in the fourth quarter of 2009 to 3.6 to 1. After 2009, the leverage ratio will decrease from 3.6 to 1 until it reaches 3.0 to 1 in the third quarter of 2011. In addition, pursuant to the Third Amendment, the ratio of EBITDA for the preceding four quarters to consolidated interest expense for such period, or interest coverage ratio, was decreased from 3.0 to 1 in the second and third quarters of 2009 to 2.5 to 1 and from 3.25 to 1 in the fourth quarter of 2009 to 2.5 to 1. After 2009, the interest coverage ratio will increase from 2.5 to 1 until it reaches 3.25 to 1 in the third quarter of 2011. We ended the first quarter of 2009 with a leverage ratio, as calculated under the Senior Secured Credit Facility, the Second Lien Credit Facility and the Accounts Receivable Securitization Facility, of 3.70 to 1.

At our option, borrowings under the Senior Secured Credit Facility may be maintained from time to time as (a) “Base Rate” loans, which bear interest at the higher of (i) 1/2 of 1% in excess of the federal funds rate and (ii) the rate published in the Wall Street Journal as the “prime rate” (or equivalent), in each case in effect from time to time, plus the applicable margin in effect from time to time, or (b) LIBOR-based loans, which bear interest at the “LIBO Rate” (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), for the respective interest period plus the applicable margin in effect from time to time. Also pursuant to the Third Amendment, the applicable margins with respect to the Senior Secured Credit Facility were increased by 300 basis points.

The Third Amendment also provides for certain other amendments to the Senior Secured Credit Facility, including increasing the percentage of “Excess Cash Flow” as calculated pursuant to the Senior Secured Credit Facility, which is used to determine whether, and the extent to which, we are required in certain circumstances to make certain mandatory prepayments.

On March 16, 2009, we and our wholly-owned bankruptcy-remote subsidiary, HBI Receivables LLC (“HBI Receivables”), entered into Amendment No. 1 (the “First Amendment”) to the Accounts Receivable Securitization Facility dated as of November 27, 2007. The Accounts Receivable Securitization Facility contains the same leverage ratio and interest coverage ratio provisions as the Senior Secured Credit Facility. The First Amendment effects the same changes to the leverage ratio and the interest coverage ratio that are effected by the Third Amendment described above. Pursuant to the First Amendment, the rate that would be payable to the conduit purchasers or the committed purchasers party to the Accounts Receivable Securitization Facility in the event of certain defaults is increased from 1% over the prime rate to 3% over the greatest of (i) the one-month LIBO rate plus 1%, (ii) the weighted average rates on federal funds transactions plus 0.5%, or (iii) the prime rate. Also pursuant to the First Amendment, several of the factors that contribute to the overall availability of funding have been amended in a manner that would be expected to generally reduce the amount of funding that will be available under the Accounts Receivable Securitization Facility. The First Amendment also provides for certain other amendments to the Accounts Receivable Securitization Facility, including changing the termination date for the Accounts Receivable Securitization Facility from November 27, 2010 to March 15, 2010, and requiring that HBI Receivables make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities.

On April 13, 2009, we and HBI Receivables entered into Amendment No. 2 (the “Second Amendment”) to the Accounts Receivable Securitization Facility dated as of November 27, 2007. Pursuant to the Second Amendment, several of the factors that contribute to the overall availability of funding have been amended in a manner that is expected to generally increase over time the amount of funding that will be available under the Accounts Receivable Securitization Facility as compared to the amount that would be available pursuant to the First Amendment. The Second Amendment also provides for certain other amendments to the Accounts Receivable Securitization Facility, including changing the termination date for the Accounts Receivable Securitization Facility from March 15, 2010 to April 12, 2010. In addition, HSBC Securities (USA) Inc. replaced JPMorgan Chase Bank, N.A. as agent under the Accounts Receivable Securitization Facility, PNC Bank, N.A. replaced JPMorgan Chase Bank, N.A. as a managing agent, and PNC Bank, N.A. and an affiliate of PNC Bank, N.A. replaced affiliates of JPMorgan Chase Bank, N.A. as a committed purchaser and a conduit purchaser, respectively.

As of April 4, 2009, we were in compliance with all covenants under our credit facilities.

We are required under the Senior Secured Credit Facility and the Second Lien Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. Given the recent turmoil in the financial and credit markets, we have expanded our interest rate hedging portfolio at what we believe to be advantageous rates that are expected to minimize our overall interest rate risk. At April 4, 2009, we have outstanding hedging arrangements whereby we capped the interest rate on $400 million of our floating rate debt at 3.50%. We also entered into interest rate swaps tied to the 3-month and 6-month LIBOR rates whereby we fixed the interest rate on an aggregate of $1.4 billion of our floating rate debt at a blended rate of approximately 4.16%. Approximately 79% of our total debt outstanding at April 4, 2009 is at a fixed or capped LIBOR rate. The table below summarizes our interest rate derivative portfolio with respect to our long-term debt as of April 4, 2009.

			Interest
			Rate	Hedge
	Amount	LIBOR	Spreads	Expiration Dates

Debt covered by interest rate caps:
Senior Secured and Second Lien Credit Facilities	$400,000	3.50%	3.50% to 4.75%	October 2009
Debt covered by interest rate swaps:
Floating Rate Notes	493,680	4.26%	3.38%	December 2012
Senior Secured and Second Lien Credit Facilities	500,000	5.14% to 5.18%	3.50% to 4.75%	October 2009 – October 2011
Senior Secured and Second Lien Credit Facilities	400,000	2.80%	3.50% to 4.75%	October 2010
Unhedged debt:
Accounts Receivable Securitization Facility	223,912	Not applicable	Not applicable	Not applicable
Senior Secured and Second Lien Credit Facilities	249,250	Not applicable	Not applicable	Not applicable

	$2,266,842

Moody’s Investors Service’s (“Moody’s”) corporate credit rating for our company is Ba3 and Standard & Poor’s Ratings Services’ (“Standard & Poor’s”) corporate credit rating for us is BB-. The current outlook of Standard & Poor’s for our company is “stable.” In March 2009, Moody’s changed our current outlook to “negative” and affirmed all of our ratings including the Ba3 corporate credit and probability of default ratings and the speculative grade liquidity rating of SGL-2. Moody’s indicated that the outlook revision was primarily triggered by softening sales performance in the second half of 2008 and expectations that negative trends are likely to persist into 2009. Moody’s also indicated that affirmation of our speculative grade liquidity rating reflects the positive impact on our liquidity from the recent amendments to our Senior Secured Credit Facility and Accounts Receivable Securitization Facility which provide our company with greater cushion under our financial covenants.

Cash Requirements for Our Business

We rely on our cash flows generated from operations and the borrowing capacity under our Revolving Loan Facility and international loan facilities to meet the cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, restructuring costs, capital expenditures, maturities of debt and related interest payments, contributions to our pension plans and repurchases of our stock. We believe we have sufficient cash and available borrowings for our short-term needs. In light of the current economic environment and our outlook for 2009, we expect to use excess cash flows to pay down long-term debt of approximately $300 million rather than to repurchase our stock or make discretionary contributions to our pension plans.

The implementation of our consolidation and globalization strategy, which is designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs in the short-term and generate savings as well as higher inventory levels for the next nine months. As further plans are developed and approved, we expect to recognize additional restructuring costs as we eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. During the first quarter of 2009 we recognized $24 million in restructuring and related charges for our restructuring actions.

Capital spending could vary significantly from year to year as we continue to execute our supply chain consolidation and globalization strategy and complete the integration and consolidation of our technology systems. We spent $56 million on capital expenditures during the first quarter of 2009 which represents approximately 50% of planned expenditures for the full year in 2009. We will place emphasis in the near term on careful management of our capital expenditures in 2009 and 2010. Capital spending in any given year over the next two years could be in excess of our annual depreciation and amortization expense until the completion of the actions related to our globalization strategy at which time we would expect our annual capital spending to be relatively comparable to our annual depreciation and amortization expense.

In March 2009, the IRS published guidance regarding pension funding requirements for 2009 which allowed for the selection of a monthly discount rate from any month within a five month lookback period prior to the pension plan year-end as compared to the use of the December 2008 monthly discount rate in the valuation of liabilities. Applying the October 2008 monthly discount rate in accordance with this new IRS guidance, the funded status of our U.S. qualified pension plans as of January 3, 2009, the date as of which pension contributions are determined for 2009, was 86% rather than 75% as previously reported. We do not expect to be required to make any mandatory contributions to our plans in 2009. We may elect to make voluntary contributions to avoid certain benefit payment restrictions under the Pension Protection Act. The funded status as of April 4, 2009 decreased to 80% due to a reduction in the market values of our pension assets as a result of the poor performance of the financial markets.

There have been no other significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended January 3, 2009.

Sources and Uses of Our Cash

The information presented below regarding the sources and uses of our cash flows for the quarters ended April 4, 2009 and March 29, 2008 was derived from our consolidated financial statements.

	Quarter Ended
	April 4,	March 29,
	2009	2008
	(dollars in thousands)

Operating activities	$(57,976)	$(19,481)
Investing activities	(55,266)	(20,510)
Financing activities	78,270	(13,740)
Effect of changes in foreign currency exchange rates on cash	(701)	288

Decrease in cash and cash equivalents	$(35,673)	$(53,443)
Cash and cash equivalents at beginning of year	67,342	174,236

Cash and cash equivalents at end of period	$31,669	$120,793

Operating Activities

Net cash used in operating activities was $58 million in 2009 compared to $19 million in 2008. The net change in cash used in operating activities of $39 million for 2009 compared to 2008 is primarily attributable to lower net income and higher uses of our working capital which was primarily driven by changes in accounts receivable and accounts payable offset by inventory. Inventory grew $13 million from January 3, 2009 primarily due to increases of $41 million resulting from temporary higher unit levels intended to service the normal pattern of building inventories for back to school selling seasons partially offset by decreases of $28 million for input costs such as cotton, oil and freight. We continually monitor our inventory levels to best balance current supply and demand with potential future demand that typically surges when consumers no longer postpone purchases in our product categories. Over the next nine months, we expect to decrease our inventory levels to approximately $1.15 billion as we complete the execution of our supply chain consolidation and globalization strategy.

Investing Activities

Net cash used in investing activities was $55 million in 2009 compared to $21 million in 2008. The higher net cash used in investing activities of $34 million for 2009 compared to 2008 was primarily the result of higher capital expenditures. During 2009, gross capital expenditures were $56 million as we continued to build out our textile and sewing network in Asia, Central America and the Caribbean Basin and approximated 50% of our planned spending for all of 2009. As we continue to ramp up these facilities in 2009, our capital spending will decrease over the remainder of 2009.

Financing Activities

Net cash provided by financing activities was $78 million in 2009 compared to $14 million used in financing activities in 2008. The higher net cash provided by financing activities of $92 million for 2009 compared to 2008 was primarily the result of higher net borrowings of $109 million under the Revolving Loan Facility, higher net borrowings on notes payable of $15 million and lower stock repurchases of $8 million, partially offset by payments of $21 million for debt amendment fees associated with the amendments of the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility and higher repayments of $19 million on the Accounts Receivable Securitization Facility. The higher net borrowings in the first quarter of 2009 compared to the first quarter of 2008 under the Revolving Loan Facility in 2009 are primarily attributable to the funding of higher seasonal working capital requirements, capital expenditures and restructuring actions.

Cash and Cash Equivalents

As of April 4, 2009 and January 3, 2009, cash and cash equivalents were $32 million and $67 million, respectively. The lower cash and cash equivalents as of April 4, 2009 was primarily the result of net capital expenditures of $55 million, payments of $21 million for debt amendment fees associated with the amendments of the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility, repayments of $19 million on the Accounts Receivable Securitization Facility and $58 million related to other uses of working capital partially offset by $109 million of net borrowings under the Revolving Loan Facility and $9 million of net borrowings on notes payable.

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, titled “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended January 3, 2009.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 3, 2009. There have been no material changes in these policies during the quarter ended April 4, 2009.

Recently Issued Accounting Pronouncements

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 expands the disclosure requirements of FASB Statement No. 132(R) to include more detailed disclosures about an employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets, similar to the disclosure requirements of SFAS 157. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. Since FSP 132(R)-1 only requires additional disclosures, adoption of the statement is not expected to have a material impact on our financial condition, results of operations or cash flows.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued Staff Position No. 107-1 and Accounting Principal Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This statement also amends Accounting Principal Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. Since FSP 107-1 only requires additional disclosures, adoption of the statement is not expected to have a material impact on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are required under the Senior Secured Credit Facility and the Second Lien Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. Given the recent turmoil in the financial and credit markets, we have expanded our interest rate hedging portfolio at what we believe to be advantageous rates that are expected to minimize our overall interest rate risk. At April 4, 2009, we have outstanding hedging arrangements whereby we capped the LIBOR interest rate component on $400 million of our floating rate debt at 3.50%. We also entered into interest rate swaps tied to the 3-month and 6-month LIBOR rates whereby we fixed the LIBOR interest rate component on an aggregate of $1.4 billion of our floating rate debt at a blended rate of approximately 4.16%. Approximately 79% of our total debt outstanding at April 4, 2009 is at a fixed or capped LIBOR rate. Due to the recent significant changes in the credit markets, the fair values of our interest rate hedging instruments have increased approximately $11.3 million during the first quarter ended April 4, 2009. As these derivative instruments are accounted for as hedges, the change in fair value has been deferred into Accumulated Other Comprehensive Loss in our Condensed Consolidated Balance Sheets until the hedged transactions impact our earnings.

Cotton is the primary raw material we use to manufacture many of our products. While we attempt to protect our business from the volatility of the market price of cotton through short-term supply agreements and hedges from time to time, our business can be adversely affected by dramatic movements in cotton prices. The cotton prices in our results were 74 cents per pound for the quarter ended April 4, 2009. After taking into consideration the cotton costs currently included in our inventory and short-term supply agreements, we expect our cost of cotton to average 55 cents per pound for the full year of 2009 compared to 65 cents per pound for 2008. The ultimate effect of these pricing levels on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton could have a material adverse effect on our business, results of operations, financial condition and cash flows.

There have been no other significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended January 3, 2009.

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

No matters were submitted to a vote of stockholders during the first quarter ended April 4, 2009.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ E. Lee Wyatt Jr.
E. Lee Wyatt Jr.
Executive Vice President,
Chief Financial Officer

Date: May 8, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008).
3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.12	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.13	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.14	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.15	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.16	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.17	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.18	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.19	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.20	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.21	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.)(incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.22	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.23	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.24	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.25	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.26	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.27	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.28	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.29	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.30	Certificate of Formation of Inner Self LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.31	Limited Liability Company Agreement of Inner Self LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.32	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.33	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.34	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.35	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC (incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.36	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.37	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.38	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.39	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.40	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.41	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.42	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.43	Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
10.1	Third Amendment dated March 10, 2009 among Hanesbrands Inc., J.P. Morgan Securities Inc., as arranger and bookrunner, and Citicorp USA, Inc., as the administrative agent, to the First Lien Credit Agreement dated as of September 5, 2006 among Hanesbrands Inc., the various financial institutions and other persons from time to time party thereto, HSBC Bank USA, National Association and LaSalle Bank National Association and Barclays Bank PLC, as the co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as the co-syndication agents, Citicorp USA, Inc., as the administrative agent, Citibank, N.A., as the collateral agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as the joint lead arrangers and joint bookrunners (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009).
10.2	Amendment No. 1 dated as of March 16, 2009 among HBI Receivables LLC and Hanesbrands Inc., JPMorgan Chase Bank, N.A. and HSBC Bank USA, National Association, as committed purchasers, Falcon Asset Securitization Company LLC and Bryant Park Funding LLC, as conduit purchasers, JPMorgan Chase Bank, N.A. and HSBC Securities (USA) Inc., as managing agents, and JPMorgan Chase Bank, N.A., as agent, to the Receivables Purchase Agreement dated as of November 27, 2007 (the “Receivables Purchase Agreement”) among HBI Receivables LLC and Hanesbrands Inc., JPMorgan Chase Bank, N.A. and HSBC Bank USA, National Association, as committed purchasers, Falcon Asset Securitization Company LLC and Bryant Park Funding LLC, as conduit purchasers, JPMorgan Chase Bank, N.A. and HSBC Securities (USA) Inc., as managing agents, and JPMorgan Chase Bank, N.A., as agent (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16,
2009).†
10.3	Amendment No. 2 dated as of April 13, 2009 among HBI Receivables LLC and Hanesbrands Inc., HSBC Bank USA, National Association and PNC Bank, N.A., as committed purchasers, Bryant Park Funding LLC and Market Street Funding LLC, as conduit purchasers, HSBC Securities (USA) Inc. and PNC Bank, N.A., as managing agents, and HSBC Securities (USA) Inc., as assignee of JPMorgan Chase Bank, N.A., as agent, to the Receivables Purchase Agreement.†
31.1	Certification of Richard A. Noll, Chief Executive Officer.
31.2	Certification of E. Lee Wyatt Jr., Chief Financial Officer.
32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2	Section 1350 Certification of E. Lee Wyatt Jr., Chief Financial Officer.

†	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

E-4