Form 10-Q
period 2009-07-04
Hanesbrands Inc.
filed 2009-08-06
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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

(336) 519-8080
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

As of August 3, 2009, there were 94,739,884 shares of the registrant’s common stock outstanding.

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

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the SEC. You can inspect, read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically.

We make available free of charge at www.hanesbrands.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. By referring to our Web site, www.hanesbrands.com, we do not incorporate our Web site or its contents into this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Net sales	$986,022	$1,072,171	$1,843,863	$2,060,018
Cost of sales	658,631	691,215	1,258,596	1,334,098

Gross profit	327,391	380,956	585,267	725,920
Selling, general and administrative expenses	230,699	266,427	453,937	521,039
Restructuring	12,544	1,442	31,215	4,000

Operating profit	84,148	113,087	100,115	200,881
Other expenses	168	—	4,114	—
Interest expense, net	44,807	37,635	81,607	78,029

Income before income tax expense	39,173	75,452	14,394	122,852
Income tax expense	8,618	18,108	3,167	29,484

Net income	$30,555	$57,344	$11,227	$93,368

Earnings per share:
Basic	$0.32	$0.61	$0.12	$0.99
Diluted	$0.32	$0.60	$0.12	$0.97
Weighted average shares outstanding:
Basic	95,023	94,355	94,724	94,395
Diluted	96,167	96,059	95,607	95,839

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	July 4,	January 3,
	2009	2009

Assets
Cash and cash equivalents	$47,561	$67,342
Trade accounts receivable less allowances of $23,649 at July 4, 2009 and $21,897 at January 3, 2009	505,302	404,930
Inventories	1,234,543	1,290,530
Deferred tax assets and other current assets	325,111	347,523

Total current assets	2,112,517	2,110,325

Property, net	617,072	588,189
Trademarks and other identifiable intangibles, net	141,668	147,443
Goodwill	322,002	322,002
Deferred tax assets and other noncurrent assets	382,832	366,090

Total assets	$3,576,091	$3,534,049

Liabilities and Stockholders’ Equity
Accounts payable	$288,840	$325,518
Accrued liabilities	295,861	315,392
Notes payable	64,013	61,734
Accounts Receivable Securitization Facility	226,000	45,640

Total current liabilities	874,714	748,284

Long-term debt	1,993,930	2,130,907
Other noncurrent liabilities	468,302	469,703

Total liabilities	3,336,946	3,348,894

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 94,739,884 at July 4, 2009 and 93,520,132 at January 3, 2009	947	935
Additional paid-in capital	272,722	248,167
Retained earnings	228,750	217,522
Accumulated other comprehensive loss	(263,274)	(281,469)

Total stockholders’ equity	239,145	185,155

Total liabilities and stockholders’ equity	$3,576,091	$3,534,049

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	July 4,	June 28,
	2009	2008

Operating activities:
Net income	$11,227	$93,368
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	39,448	49,322
Amortization of intangibles	6,181	5,638
Restructuring	(1,554)	(2,631)
Charges incurred for amendments of credit facilities	4,114	—
Amortization of debt issuance costs	4,915	3,015
Stock compensation expense	18,382	15,101
Deferred taxes and other	(7,281)	(7,959)
Changes in assets and liabilities:
Accounts receivable	(98,093)	31,183
Inventories	59,144	(221,340)
Other assets	18,915	(8,909)
Accounts payable	(36,215)	29,821
Accrued liabilities and other	7,334	(36,571)

Net cash provided by (used in) operating activities	26,517	(49,962)

Investing activities:
Purchases of property, plant and equipment	(77,816)	(73,550)
Acquisition of business	—	(9,994)
Proceeds from sales of assets	8,779	9,524

Net cash used in investing activities	(69,037)	(74,020)

Financing activities:
Borrowings on notes payable	818,880	210,016
Repayments on notes payable	(816,676)	(171,346)
Payments to amend credit facilities	(22,165)	(69)
Borrowings on revolving loan facility	949,525	155,000
Repayments on revolving loan facility	(889,525)	(155,000)
Borrowings on Accounts Receivable Securitization Facility	128,009	20,389
Repayments on Accounts Receivable Securitization Facility	(144,626)	(20,389)
Proceeds from stock options exercised	—	382
Stock repurchases	—	(10,860)
Transaction with Sara Lee Corporation	—	18,000
Other	(594)	(590)

Net cash provided by financing activities	22,828	45,533

Effect of changes in foreign exchange rates on cash	(89)	1,131

Decrease in cash and cash equivalents	(19,781)	(77,318)
Cash and cash equivalents at beginning of year	67,342	174,236

Cash and cash equivalents at end of period	$47,561	$96,918

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial condition and cash flows of Hanesbrands Inc., a Maryland corporation, and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. The Company has also evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 6, 2009, the day the financial statements were issued.

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

(2)	Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 became effective for the Company’s financial assets and liabilities on December 30, 2007. The FASB approved a one-year deferral of the adoption of SFAS 157 as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, as a result of which implementation by the Company was required on January 4, 2009. The partial adoption of SFAS 157 in the first quarter ended March 29, 2008 for financial assets and liabilities and the first quarter ended April 4, 2009 for non-financial assets and liabilities had no material impact on the financial condition, results of operations or cash flows of the Company, but resulted in certain additional disclosures reflected in Note 9.

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

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued Staff Position No. 107-1 and Accounting Principal Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This statement also amends Accounting Principal Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. Since FSP 107-1 only requires additional disclosures, the adoption of the statement had no material impact on the Company’s financial condition, results of operations or cash flows but resulted in certain additional disclosures reflected in Note 9.

Subsequent Events

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance on the Company’s assessment and disclosure of subsequent events, and clarifies that the Company must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued for both interim and annual financial reporting periods. SFAS 165 is effective prospectively for the Company’s interim and annual periods ending after June 15, 2009. The adoption of the SFAS 165 did not have an impact on the Company’s financial condition, results of operations or cash flows but resulted in certain additional disclosures reflected in Note 1.

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

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). SFAS 166 amends the derecognition guidance and the accounting and disclosures required by

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

FASB Statement No. 140. SFAS 166 is effective for financial asset transfers occurring after the beginning of the Company’s first fiscal year that begins after November 15, 2009. The Company is evaluating the impact of adoption of this statement on the financial condition, results of operations and cash flows of the Company.

Amendments to FASB Interpretation No. 46(R)

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance that applies to variable interest entities. SFAS 167 is effective for the Company’s first fiscal year that begins after November 15, 2009. The Company is evaluating the impact of adoption of this statement on the financial condition, results of operations and cash flows of the Company.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(3)	Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the quarters and six months ended July 4, 2009 and June 28, 2008. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares for the quarters and six months ended July 4, 2009 and June 28, 2008 is as follows:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Basic weighted average shares	95,023	94,355	94,724	94,395
Effect of potentially dilutive securities:
Stock options	—	777	—	510
Restricted stock units	1,049	923	730	932
Employee stock purchase plan and other	95	4	153	2

Diluted weighted average shares	96,167	96,059	95,607	95,839

Options to purchase 5,943 and 140 shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the quarters ended July 4, 2009 and June 28, 2008, respectively. Options to purchase 5,943 and 1,480 shares of common stock and 48 and 0 restricted stock units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the six months ended July 4, 2009 and June 28, 2008, respectively.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(4)	Restructuring

Since becoming an independent company, the Company has undertaken a variety of restructuring efforts in connection with its consolidation and globalization strategy designed to improve operating efficiencies and lower costs. As a result of this strategy, the Company expects to incur approximately $250,000 in restructuring and related charges over the three year period following the spin off from Sara Lee Corporation (“Sara Lee”) on September 5, 2006, of which approximately half is expected to be noncash. As of July 4, 2009, the Company has recognized approximately $247,000 and announced approximately $241,000 in restructuring and related charges related to this strategy since September 5, 2006. Of the amounts recognized, approximately $94,000 relates to employee termination and other benefits, approximately $87,000 relates to accelerated depreciation of buildings and equipment for facilities that have been or will be closed, approximately $24,000 relates to noncancelable lease and other contractual obligations, approximately $22,000 relates to write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate, approximately $11,000 relates to impairments of fixed assets and approximately $9,000 relates to other exit costs such as equipment moving costs. Accelerated depreciation related to the Company’s manufacturing facilities and distribution centers that have been or will be closed is reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statements of Income. The write-offs of stranded raw materials and work in process inventory are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income.

The reported results for the quarters and six months ended July 4, 2009 and June 28, 2008 reflect amounts recognized for restructuring actions, including the impact of certain actions that were completed for amounts more favorable than previously estimated. The impact of restructuring efforts on income before income tax expense is summarized as follows:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Restructuring programs:
Year ended January 2, 2010 restructuring actions	$10,589	$—	$19,244	$—
Year ended January 3, 2009 restructuring actions	820	2,494	13,875	5,436
Year ended December 29, 2007 restructuring actions	1,096	4,172	3,641	7,028
Six months ended December 30, 2006 and prior restructuring actions	159	(13)	331	(52)

	$12,664	$6,653	$37,091	$12,412

The following table illustrates where the costs associated with these actions are recognized in the Condensed Consolidated Statements of Income:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Cost of sales	$(65)	$4,633	$5,521	$7,191
Selling, general and administrative expenses	185	578	355	1,221
Restructuring	12,544	1,442	31,215	4,000

	$12,664	$6,653	$37,091	$12,412

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Components of the restructuring actions are as follows:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Accelerated depreciation	$(39)	$5,211	$2,629	$8,412
Inventory write-offs	159	—	3,247	—
Employee termination and other benefits	9,569	1,362	15,210	3,920
Noncancelable lease and other contractual obligations
and other	2,975	80	16,005	80

	$12,664	$6,653	$37,091	$12,412

Rollforward of accrued restructuring is as follows:

Six Months Ended
July 4,
2009

Beginning accrual	$21,793
Restructuring expenses	32,774
Cash payments	(28,312)
Adjustments to restructuring expenses	(2,489)

Ending accrual	$23,766

The accrual balance as of July 4, 2009 is comprised of $19,293 in current accrued liabilities and $4,473 in other noncurrent liabilities. The $19,293 in current accrued liabilities consists of $13,707 for employee termination and other benefits and $5,586 for noncancelable lease and other contractual obligations. The $4,473 in other noncurrent liabilities primarily consists of noncancelable lease and other contractual obligations.

Adjustments to previous estimates resulted from actual costs to settle obligations being lower than expected. The adjustments were reflected in the “Restructuring” line of the Condensed Consolidated Statements of Income.

Year Ended January 2, 2010 Actions

During the six months ended July 4, 2009, the Company approved actions to close three manufacturing facilities and two distribution centers in the Dominican Republic, the United States, Honduras and Canada, and eliminate an aggregate of approximately 2,800 positions in those countries and El Salvador. The production capacity represented by the manufacturing facilities has been relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to the Company’s West Coast distribution center in California in order to expand capacity for goods the Company sources from Asia. In addition, approximately 300 management and administrative positions were eliminated, with the majority of these positions based in the United States. The Company recorded charges of $10,589 and $19,244 in the quarter and six months ended July 4, 2009, respectively, related to these actions. In the quarter and six months ended July 4, 2009, the Company recognized $9,978 and $16,242, respectively, for employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group, $6 and $1,368, respectively, for noncancelable lease and other contractual obligations related to the closure of certain manufacturing facilities, $15 and $858, respectively, for write-offs of stranded

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of certain manufacturing facilities, $448 and $577, respectively, for other exit costs and $142 and $199, respectively, for accelerated depreciation of buildings and equipment. These charges are reflected in the “Restructuring,” “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statement of Income. All actions are expected to be completed within a 12-month period.

Year Ended January 3, 2009 Actions

During the six months ended July 4, 2009, the Company recognized additional charges, as well as credits for certain actions which were completed for amounts more favorable than previously estimated, associated with facility closures announced in the year ended January 3, 2009, resulting in a decrease of $820 and $13,875 to income before income tax expense for the quarter and six months ended July 4, 2009, respectively. In the quarter and six months ended July 4, 2009, the Company recognized credits of $686 and charges of $7,257, respectively, for noncancelable lease and other contractual obligations associated with plant closures announced in the year ended January 3, 2009, charges of $1,362 and $4,229, respectively, for other exit costs and charges of $144 and $2,389, respectively, for write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of certain manufacturing facilities. These charges are reflected in the “Restructuring” and “Cost of sales” lines of the Condensed Consolidated Statements of Income.

(5)	Inventories

Inventories consisted of the following:

	July 4,	January 3,
	2009	2009

Raw materials	$161,784	$172,494
Work in process	96,815	116,800
Finished goods	975,944	1,001,236

	$1,234,543	$1,290,530

(6)	Allowances for Trade Accounts Receivable

The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions for the quarter and six months ended July 4, 2009 are as follows:

		Allowance for
	Allowance for	Chargebacks
	Doubtful	and Other
	Accounts	Deductions	Total

Balance at January 3, 2009	$12,555	$9,342	$21,897
Charged to expenses	1,301	(481)	820
Deductions and write-offs	(634)	(822)	(1,456)

Balance at April 4, 2009	13,222	8,039	21,261

Charged to expenses	594	2,669	3,263
Deductions and write-offs	33	(908)	(875)

Balance at July 4, 2009	$13,849	$9,800	$23,649

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

(7)	Debt

The Company had the following debt at July 4, 2009 and January 3, 2009:

	Interest
	Rate as of	Principal Amount
	July 4,	July 4,	January 3,
	2009	2009	2009	Maturity Date

Senior Secured Credit Facility:
Term A	5.59%	$139,000	$139,000	September 2012
Term B	5.80%	851,250	851,250	September 2013
Revolving Loan Facility	4.79%	60,000	—	September 2011
Second Lien Credit Facility	4.84%	450,000	450,000	March 2014
Floating Rate Senior Notes	4.59%	493,680	493,680	December 2014
Accounts Receivable Securitization Facility	4.70%	226,000	242,617	April 2010

		2,219,930	2,176,547
Less current maturities		226,000	45,640

		$1,993,930	$2,130,907

As of July 4, 2009, the Company had $60,000 outstanding under the Senior Secured Credit Facility’s $500,000 Revolving Loan Facility and $25,351 of standby and trade letters of credit issued and outstanding under this facility.

Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. The total amount of receivables used as collateral for the Accounts Receivable Securitization Facility was $424,252 and $331,470 at July 4, 2009 and January 3, 2009, respectively, and is reported on the Company’s Condensed Consolidated Balance Sheets in “Trade accounts receivable less allowances.”

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

At the Company’s option, borrowings under the Senior Secured Credit Facility may be maintained from time to time as (a) “Base Rate” loans, which bear interest at the higher of (i) 1/2 of 1% in excess of the federal funds rate and (ii) the rate published in the Wall Street Journal as the “prime rate” (or equivalent), in each case in effect from time to time, plus the applicable margin in effect from time to time, or (b) LIBOR-based loans, which bear interest at the “LIBO Rate” (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), for the respective interest period plus the applicable margin in effect from time to time. Pursuant to the Third Amendment, the applicable margins for the Senior Secured Credit Facility were increased by 300 basis points.

The Third Amendment also provides for certain other amendments to the Senior Secured Credit Facility, including increasing the percentage of “Excess Cash Flow” as calculated pursuant to the Senior Secured Credit Facility, which is used to determine whether, and the extent to which, the Company is required in certain circumstances to make certain mandatory prepayments. The Company paid $20,570 in debt amendment fees in connection with entering into the Third Amendment of which $16,792 will be amortized over the term of the Senior Secured Credit Facility.

On March 16, 2009, the Company and HBI Receivables LLC (“HBI Receivables”), a wholly-owned bankruptcy-remote subsidiary of Hanesbrands, entered into Amendment No. 1 (the “First Amendment”) to the Accounts Receivable Securitization Facility dated as of November 27, 2007. The Accounts Receivable Securitization Facility contains the same leverage ratio and interest coverage ratio provisions as the Senior Secured Credit Facility. The First Amendment effects the same changes to the leverage ratio and the interest coverage ratio that are effected by the Third Amendment described above. Pursuant to the First Amendment, the rate that would be payable to the conduit purchasers or the committed purchasers party to the Accounts Receivable Securitization Facility in the event of certain defaults is increased from 1% over the prime rate to 3% over the greatest of (i) the one-month LIBO rate plus 1%, (ii) the weighted average rates on federal funds transactions plus 0.5%, or (iii) the prime rate. Also pursuant to the First Amendment, several of the factors that contribute to the overall availability of funding have been amended in a manner that would be expected to generally reduce the amount of funding that will be available under the Accounts Receivable Securitization Facility. The First Amendment also provides for certain other amendments to the Accounts Receivable Securitization Facility, including changing the termination date for the Accounts Receivable Securitization Facility from November 27, 2010 to March 15, 2010, and requiring that HBI Receivables make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities. The Company paid $145 in debt amendment fees in connection with entering into the First Amendment, which will be amortized over the term of the Accounts Receivable Securitization Facility, and wrote off $168 of unamortized debt issuance costs.

On April 13, 2009, the Company and HBI Receivables entered into Amendment No. 2 (the “Second Amendment”) to the Accounts Receivable Securitization Facility. Pursuant to the Second Amendment, several of the factors that contribute to the overall availability of funding have been amended in a manner that is expected to generally increase over time the amount of funding that will be available under the Accounts Receivable Securitization Facility as compared to the amount that would be available pursuant to the First Amendment. The Second Amendment also provides for certain other amendments to the Accounts Receivable Securitization Facility, including changing the termination date for the Accounts Receivable Securitization Facility from March 15, 2010 to April 12, 2010. In addition, HSBC Securities (USA) Inc. replaced JPMorgan Chase Bank, N.A. as agent under the Accounts Receivable Securitization Facility, PNC Bank, N.A. replaced JPMorgan Chase Bank, N.A. as a managing agent, and PNC Bank, N.A. and an affiliate of PNC Bank, N.A. replaced affiliates of JPMorgan Chase Bank, N.A. as a committed purchaser and a conduit purchaser, respectively. The Company paid $1,450 in debt amendment fees in connection with entering into the Second

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Amendment, which will be amortized over the term of the Accounts Receivable Securitization Facility, and wrote off $168 of unamortized debt issuance costs.

As of July 4, 2009, the Company was in compliance with all covenants under its credit facilities.

During the quarter and six months ended July 4, 2009, the Company recognized charges of $168 and $4,114, respectively, in the “Other expenses” line of the Condensed Consolidated Statements of Income, which represent certain costs related to the amendments of the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility.

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

Each of the Company’s derivative contracts is governed by the International Swaps and Derivatives Association master agreement. If the Company were to default on or be unable to perform its responsibilities with respect to a counterparty under this agreement, the counterparty could request immediate payment on any derivative instruments in net liability positions. As of July 4, 2009, all of the counterparties to the Company’s derivative instruments in net liability positions are lenders under the Senior Secured Credit Facility. Consistent with the terms of the Senior Secured Credit Facility, derivative instruments with a counterparty that is also a lender under the Senior Secured Credit Facility are secured by the same collateral that secures the Company’s obligations under the Senior Secured Credit Facility.

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

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Market to Market Hedges — Intercompany Foreign Exchange Transactions

The Company uses foreign exchange derivative contracts to reduce the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. Mark to market hedge derivatives relating to intercompany foreign exchange contracts are reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. As of July 4, 2009, the U.S. dollar equivalent of commitments to purchase and sell foreign currencies in our foreign currency mark to market hedge derivative portfolio is $58,808 and $39,758, respectively, using the exchange rate at the reporting date.

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

Cash Flow Hedges — Interest Rate Derivatives

The Company is required under the Senior Secured Credit Facility and the Second Lien Credit Facility to hedge a portion of its floating rate debt to reduce interest rate risk caused by floating rate debt issuance. The Company has executed certain interest rate cash flow hedges in the form of swaps and caps in order to mitigate the Company’s exposure to variability in cash flows for the future interest payments on a designated portion of borrowings. Given the recent turmoil in the financial and credit markets, the Company expanded its interest rate hedging portfolio at what the Company believes to be advantageous rates that are expected to minimize the Company’s overall interest rate risk. The effective portion of interest rate hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying debt interest payments are recognized. Interest rate cash flow hedge derivatives are reported as a component of interest expense and therefore are reported as cash flow from operating activities similar to the manner in which cash interest payments are reported in the Condensed Consolidated Statements of Cash Flows.

At July 4, 2009 and January 3, 2009, the Company had outstanding interest rate hedging arrangements whereby it has capped the interest rate on $400,000 of its floating rate debt at 3.50% and has fixed the interest rate on $1,393,680 of its floating rate debt at a weighted average rate of 4.16%. Approximately 81% and 82% of the Company’s total debt outstanding at July 4, 2009 and January 3, 2009, respectively, was at a fixed or capped LIBOR rate. There have been no changes in the Company’s interest rate derivative portfolio during the quarter and six months ended July 4, 2009.

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Historically, the principal currencies hedged by the Company include the Euro, Mexican peso, Canadian dollar and Japanese yen. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. As of July 4, 2009, the U.S. dollar equivalent of commitments to sell foreign currencies in the Company’s foreign currency cash flow hedge derivative portfolio was $28,113, using the exchange rate at the reporting date.

Cash Flow Hedges — Commodity Derivatives

Cotton is the primary raw material the Company uses to manufacture many of its products and is purchased at market prices. From time to time, the Company uses commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedge instrument. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The effective portion of commodity hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. The settlement of commodity hedge derivative contracts related to the purchase of inventory is reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. There were no amounts outstanding under cotton futures or cotton option contracts at July 4, 2009 and January 3, 2009.

Fair Values of Derivative Instruments

The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

		Fair Value
		July 4,	January 3,
	Balance Sheet Location	2009	2009

Derivative assets — hedges
Interest rate contracts	Other current assets	$—	$46
Foreign exchange contracts	Other current assets	35	1,209

Total derivative assets — hedges		35	1,255

Derivatives assets — non-hedges
Foreign exchange contracts	Other current assets	844	3,286

Total derivative assets		$879	$4,541

Derivatives liabilities — hedges
Interest rate contracts	Accrued liabilities	$(2,834)	$(6,084)
Interest rate contracts	Other noncurrent liabilities	(61,967)	(76,927)
Foreign exchange contracts	Accrued liabilities	(409)	(1,347)

Total derivatives liabilities — hedges		(65,210)	(84,358)

Derivatives liabilities — non-hedges
Foreign exchange contracts	Accrued liabilities	(1,715)	(533)

Total derivative liabilities		$(66,925)	$(84,891)

Net derivative liability		$(66,046)	$(80,350)

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

				Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in		Location of	Accumulated
	Accumulated Other		Gain (Loss)	Other Comprehensive
	Comprehensive Loss		Reclassified from	Loss into Income
	(Effective Portion)		Accumulated Other	(Effective Portion)
	Quarter Ended		Comprehensive	Quarter Ended
	July 4,	June 28,	Loss into Income	July 4,	June 28,
	2009	2008	(Effective Portion)	2009	2008

Interest rate contracts	$6,996	$14,383	Interest expense, net	$101	$198
Foreign exchange contracts	(1,739)	643	Cost of sales	219	920
Commodity contracts	—	126	Cost of sales	—	(433)

Total	$5,257	$15,152		$320	$685

				Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in		Location of	Accumulated
	Accumulated Other		Gain (Loss)	Other Comprehensive
	Comprehensive Loss		Reclassified from	Loss into Income
	(Effective Portion)		Accumulated Other	(Effective Portion)
	Six Months Ended		Comprehensive	Six Months Ended
	July 4,	June 28,	Loss into Income	July 4,	June 28,
	2009	2008	(Effective Portion)	2009	2008

Interest rate contracts	$18,012	$(448)	Interest expense, net	$129	$371
Foreign exchange contracts	(869)	(1,199)	Cost of sales	(1,113)	1,573
Commodity contracts	—	(208)	Cost of sales	96	(464)

Total	$17,143	$(1,855)		$(888)	$1,480

The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated Other Comprehensive Loss of approximately $3,172.

The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income. The Company recognized losses related to ineffectiveness of hedging relationships for the quarter ended July 4, 2009 of $(150), consisting of $(143) for interest rate contracts and $(7) for foreign exchange contracts. The Company recognized gains (losses) related to ineffectiveness of hedging relationships for the quarter ended June 28, 2008 of $4, consisting of $(12) for interest rate contracts and $16 for foreign exchange contracts. The Company recognized gains (losses) related to ineffectiveness of hedging relationships for the six months ended July 4, 2009 of $144, consisting of $152 for interest rate contracts and $(8) for foreign exchange contracts. The Company recognized losses related to ineffectiveness of hedging relationships for the six months ended June 28, 2008 of $(187), consisting of $(12) for interest rate contracts and $(175) for foreign exchange contracts.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The effect of mark to market hedge derivative instruments on the Condensed Consolidated Statements of Income is as follows:

		Amount of Gain (Loss) Recognized in Income
		Quarter Ended		Six Months Ended
	Location of Gain (Loss)	July 4,	June 28,	July 4,	June 28,
	Recognized in Income on Derivative	2009	2008	2009	2008

Foreign exchange contracts	Selling, general and administrative expenses	$1,132	$284	$1,176	$356

Total		$1,132	$284	$1,176	$356

(9)	Fair Value of Assets and Liabilities

Fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. A three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is utilized for disclosing the fair value of the Company’s assets and liabilities. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

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

The Company primarily applies the market approach for commodity derivatives and the income approach for interest rate and foreign currency derivatives for recurring fair value measurements and attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The determination of fair values incorporates various factors that include not only the credit standing of the counterparties involved and the impact of credit enhancements, but also the impact of the Company’s nonperformance risk on its liabilities. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Assets and Liabilities Measured on a Recurring Basis

As of July 4, 2009, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates. The fair values of cotton derivatives are determined based on quoted prices in public markets and are categorized as Level 1. The fair values of interest rate and foreign exchange

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the quarter and six months ended July 4, 2009. There were no changes during the quarter and six months ended July 4, 2009 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of July 4, 2009, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

Assets (Liabilities) at Fair Value as of
July 4, 2009
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Derivative contracts, net	$—	$(66,046)	$—

Total	$—	$(66,046)	$—

Assets (Liabilities) at Fair Value as of
January 3, 2009
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Derivative contracts, net	$—	$(80,350)	$—

Total	$—	$(80,350)	$—

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of July 4, 2009 and January 3, 2009. The fair value of debt was $2,090,444 and $1,753,885 as of July 4, 2009 and January 3, 2009 and had a carrying value of $2,219,930 and $2,176,547, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable approximated fair value as of July 4, 2009 and January 3, 2009, primarily due to the short-term nature of these instruments.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(10)	Comprehensive Income

The Company’s comprehensive income is as follows:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Net income	$30,555	$57,344	$11,227	$93,368
Translation adjustments	10,791	4,220	8,256	2,690
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax expense (benefit) of $2,170, $6,161, $6,324 and ($146), respectively	3,407	9,677	9,931	(229)
Amounts amortized into net periodic income:
Prior service cost, net of tax $3, $4, $6 and $8, respectively	4	6	8	12
Actuarial loss, net of tax of $810, $15, $1,620 and $30, respectively	1,271	24	2,542	48

Comprehensive income	$46,028	$71,271	$31,964	$95,889

(11)	Income Taxes

The difference in the estimated annual effective income tax rates of 22% for the quarter and six months ended July 4, 2009 and 24% for the quarter and six months ended June 28, 2008 and the U.S. statutory rate of 35% is primarily attributable to unremitted earnings of foreign subsidiaries taxed at rates lower than the U.S. statutory rate. The Company’s estimated annual effective tax rate reflects its strategic initiative to make substantial capital investments outside the United States in its global supply chain in 2009.

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

The amount that is expected to be collected from Sara Lee based on the Company’s computation of $72,223 is included as a receivable in Deferred tax assets and other current assets in the Condensed Consolidated Balance Sheet as of July 4, 2009. The Company and Sara Lee have exchanged information in connection with this matter, but Sara Lee has disagreed with the Company’s computation. In accordance with the dispute resolution provisions of the tax sharing agreement, on August 3, 2009, the Company submitted the dispute to binding arbitration. The Company does not believe that the resolution of this dispute will have a material impact on the Company’s financial position, results of operations or cash flows.

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

The types of products and services from which each reportable segment derives its revenues are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of women’s intimate apparel, men’s underwear, kids’ underwear, socks and thermals. The Company’s direct-to-consumer retail operations are included within the Innerwear segment.

•	Outerwear sells basic branded products that are seasonal in nature under the product categories of casualwear and activewear.

•	International relates to the Latin America, Asia, Canada and Europe geographic locations which sell products that span across the Innerwear, Outerwear and Hosiery reportable segments.

•	Hosiery sells products in categories such as pantyhose and knee highs.

•	Other is comprised of sales of nonfinished products such as yarn and certain other materials in the United States and Latin America in order to maintain asset utilization at certain manufacturing facilities and are intended to generate break even margins.

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Net sales:
Innerwear	$611,779	$636,335	$1,125,593	$1,180,065
Outerwear	231,654	260,137	446,561	532,342
International	104,073	130,903	187,275	235,539
Hosiery	42,584	49,734	95,356	116,475
Other	5,634	4,174	8,277	15,295

Total segment net sales(1)	995,724	1,081,283	1,863,062	2,079,716
Intersegment(2)	(9,702)	(9,112)	(19,199)	(19,698)

Total net sales	$986,022	$1,072,171	$1,843,863	$2,060,018

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Segment operating profit (loss):
Innerwear	$92,563	$79,942	$141,118	$133,617
Outerwear	3,666	19,927	(12,100)	36,344
International	8,804	18,848	18,872	33,652
Hosiery	12,280	15,742	28,844	39,863
Other	(2,233)	830	(2,683)	(10)

Total segment operating profit	115,080	135,289	174,051	243,466
Items not included in segment operating profit:
General corporate expenses	(15,176)	(12,584)	(30,664)	(24,535)
Amortization of trademarks and other identifiable
intangibles	(3,092)	(2,965)	(6,181)	(5,638)
Restructuring	(12,544)	(1,442)	(31,215)	(4,000)
Inventory write-offs included in cost of sales	(159)	—	(3,247)	—
Accelerated depreciation included in cost of sales	224	(4,633)	(2,274)	(7,191)
Accelerated depreciation included in selling,
general and administrative expenses	(185)	(578)	(355)	(1,221)

Total operating profit	84,148	113,087	100,115	200,881
Other expenses	(168)	—	(4,114)	—
Interest expense, net	(44,807)	(37,635)	(81,607)	(78,029)

Income before income tax expense	$39,173	$75,452	$14,394	$122,852

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Depreciation and amortization expense:
Innerwear	$10,811	$11,481	$21,222	$22,032
Outerwear	5,490	5,679	11,053	12,809
International	486	749	986	1,172
Hosiery	1,055	1,554	2,211	3,185
Other	86	258	131	595

	17,928	19,721	35,603	39,793
Corporate	3,651	8,975	10,026	15,167

Total depreciation and amortization expense	$21,579	$28,696	$45,629	$54,960

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Additions to long-lived assets:
Innerwear	$10,949	$19,101	$33,616	$26,503
Outerwear	8,965	19,138	39,777	32,140
International	322	668	525	1,142
Hosiery	102	239	402	318
Other	16	11	28	14

	20,354	39,157	74,348	60,117
Corporate	1,729	6,813	3,468	13,433

Total additions to long-lived assets	$22,083	$45,970	$77,816	$73,550

(1)	Includes sales between segments. Such sales are at transfer prices that are at cost plus markup or at prices equivalent to market value.

(2)	Intersegment sales included in the segments’ net sales are as follows:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Innerwear	$1,034	$1,006	$1,866	$2,362
Outerwear	5,548	5,227	10,795	10,657
International	220	370	451	1,039
Hosiery	2,900	2,509	6,087	5,640
Other	—	—	—	—

Total	$9,702	$9,112	$19,199	$19,698

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	Quarter Ended July 4, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,013,607	$109,757	$732,070	$(869,412)	$986,022
Cost of sales	794,669	38,355	660,423	(834,816)	658,631

Gross profit	218,938	71,402	71,647	(34,596)	327,391
Selling, general and administrative expenses	186,533	21,051	22,804	311	230,699
Restructuring	11,888	—	656	—	12,544

Operating profit (loss)	20,517	50,351	48,187	(34,907)	84,148
Equity in earnings (loss) of subsidiaries	49,916	30,024	—	(79,940)	—
Other expenses	168	—	—	—	168
Interest expense, net	34,044	5,766	4,984	13	44,807

Income (loss) before income tax expense	36,221	74,609	43,203	(114,860)	39,173
Income tax expense	5,666	199	2,753	—	8,618

Net income (loss)	$30,555	$74,410	$40,450	$(114,860)	$30,555

	Condensed Consolidating Statement of Income
	Quarter Ended June 28, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,086,432	$111,692	$761,732	$(887,685)	$1,072,171
Cost of sales	871,358	44,142	666,379	(890,664)	691,215

Gross profit	215,074	67,550	95,353	2,979	380,956
Selling, general and administrative expenses	226,412	17,409	22,491	115	266,427
Restructuring	421	127	894	—	1,442

Operating profit (loss)	(11,759)	50,014	71,968	2,864	113,087
Equity in earnings (loss) of subsidiaries	101,498	43,374	—	(144,872)	—
Interest expense, net	25,443	7,971	4,228	(7)	37,635

Income (loss) before income tax expense	64,296	85,417	67,740	(142,001)	75,452
Income tax expense	6,952	3,397	7,759	—	18,108

Net income (loss)	$57,344	$82,020	$59,981	$(142,001)	$57,344

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	Six Months Ended July 4, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,932,137	$201,989	$1,386,066	$(1,676,329)	$1,843,863
Cost of sales	1,612,074	72,835	1,234,922	(1,661,235)	1,258,596

Gross profit	320,063	129,154	151,144	(15,094)	585,267
Selling, general and administrative expenses	364,094	44,060	45,029	754	453,937
Restructuring	28,024	—	3,191	—	31,215

Operating profit (loss)	(72,055)	85,094	102,924	(15,848)	100,115
Equity in earnings (loss) of subsidiaries	143,345	74,178	—	(217,523)	—
Other expenses	4,114	—	—	—	4,114
Interest expense, net	61,679	12,238	7,679	11	81,607

Income (loss) before income tax expense (benefit)	5,497	147,034	95,245	(233,382)	14,394
Income tax expense (benefit)	(5,730)	2,859	6,038	—	3,167

Net income (loss)	$11,227	$144,175	$89,207	$(233,382)	$11,227

	Condensed Consolidating Statement of Income
	Six Months Ended June 28, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$2,109,891	$209,138	$1,406,691	$(1,665,702)	$2,060,018
Cost of sales	1,672,527	83,355	1,227,217	(1,649,001)	1,334,098

Gross profit	437,364	125,783	179,474	(16,701)	725,920
Selling, general and administrative expenses	445,712	39,000	35,765	562	521,039
Restructuring	(94)	127	3,967	—	4,000

Operating profit (loss)	(8,254)	86,656	139,742	(17,263)	200,881
Equity in earnings (loss) of subsidiaries	165,204	80,151	—	(245,355)	—
Interest expense, net	51,786	16,862	9,388	(7)	78,029

Income (loss) before income tax expense	105,164	149,945	130,354	(262,611)	122,852
Income tax expense	11,796	5,515	12,173	—	29,484

Net income (loss)	$93,368	$144,430	$118,181	$(262,611)	$93,368

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	July 4, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$14,516	$1,813	$31,232	$—	$47,561
Trade accounts receivable less allowances	(2,444)	5,699	504,783	(2,736)	505,302
Inventories	977,795	56,439	333,588	(133,279)	1,234,543
Deferred tax assets and other current assets	269,262	10,885	47,241	(2,277)	325,111

Total current assets	1,259,129	74,836	916,844	(138,292)	2,112,517

Property, net	187,540	18,125	411,407	—	617,072
Trademarks and other identifiable intangibles, net	23,730	112,299	5,639	—	141,668
Goodwill	232,882	16,935	72,185	—	322,002
Investments in subsidiaries	697,913	738,281	—	(1,436,194)	—
Deferred tax assets and other noncurrent assets	154,577	444,117	(119,773)	(96,089)	382,832

Total assets	$2,555,771	$1,404,593	$1,286,302	$(1,670,575)	$3,576,091

Liabilities and Stockholders’ Equity
Accounts payable	$114,975	$2,095	$86,122	$85,648	$288,840
Accrued liabilities	214,397	25,500	55,964	—	295,861
Notes payable	—	—	64,013	—	64,013
Accounts Receivable Securitization Facility	—	—	226,000	—	226,000

Total current liabilities	329,372	27,595	432,099	85,648	874,714

Long-term debt	1,543,930	450,000	—	—	1,993,930
Other noncurrent liabilities	443,324	2,549	18,215	4,214	468,302

Total liabilities	2,316,626	480,144	450,314	89,862	3,336,946
Stockholders’ equity	239,145	924,449	835,988	(1,760,437)	239,145

Total liabilities and stockholders’ equity	$2,555,771	$1,404,593	$1,286,302	$(1,670,575)	$3,576,091

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	January 3, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$16,210	$2,355	$48,777	$—	$67,342
Trade accounts receivable less allowances	(4,956)	6,096	406,305	(2,515)	404,930
Inventories	1,078,048	49,581	295,946	(133,045)	1,290,530
Deferred tax assets and other current assets	288,208	10,158	49,734	(577)	347,523

Total current assets	1,377,510	68,190	800,762	(136,137)	2,110,325

Property, net	208,844	13,914	365,431	—	588,189
Trademarks and other identifiable intangibles, net	27,199	114,630	5,614	—	147,443
Goodwill	232,882	16,934	72,186	—	322,002
Investments in subsidiaries	545,866	649,513	—	(1,195,379)	—
Deferred tax assets and other noncurrent assets	91,401	397,802	(37,980)	(85,133)	366,090

Total assets	$2,483,702	$1,260,983	$1,206,013	$(1,416,649)	$3,534,049

Liabilities and Stockholders’ Equity
Accounts payable	$161,734	$3,980	$74,157	$85,647	$325,518
Accrued liabilities	229,631	30,875	57,555	(2,669)	315,392
Notes payable	—	—	61,734	—	61,734
Accounts Receivable Securitization Facility	—	—	45,640	—	45,640

Total current liabilities	391,365	34,855	239,086	82,978	748,284

Long-term debt	1,483,930	450,000	196,977	—	2,130,907
Other noncurrent liabilities	423,252	7,344	34,968	4,139	469,703

Total liabilities	2,298,547	492,199	471,031	87,117	3,348,894
Stockholders’ equity	185,155	768,784	734,982	(1,503,766)	185,155

Total liabilities and stockholders’ equity	$2,483,702	$1,260,983	$1,206,013	$(1,416,649)	$3,534,049

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended July 4, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$219,500	$79,876	$(55,260)	$(217,599)	$26,517

Investing activities:
Purchases of property and equipment	(9,807)	(6,074)	(61,935)	—	(77,816)
Proceeds from sales of assets	5,589	—	3,190	—	8,779
Other	(73)	—	—	73	—

Net cash provided by (used in) investing activities	(4,291)	(6,074)	(58,745)	73	(69,037)

Financing activities:
Borrowings on notes payable	—	—	818,880	—	818,880
Repayments on notes payable	—	—	(816,676)	—	(816,676)
Payments to amend credit facilities	(20,570)	—	(1,595)	—	(22,165)
Borrowings on revolving loan facility	949,525	—	—	—	949,525
Repayments on revolving loan facility	(889,525)	—	—	—	(889,525)
Borrowing on Accounts Receivable Securitization Facility	—	—	128,009	—	128,009
Repayments on Accounts Receivable Securitization Facility	—	—	(144,626)	—	(144,626)
Other	(579)	—	(15)	—	(594)
Net transactions with related entities	(255,754)	(74,344)	112,572	217,526	—

Net cash provided by (used in) financing activities	(216,903)	(74,344)	96,549	217,526	22,828

Effect of changes in foreign exchange rates on cash	—	—	(89)	—	(89)

Decrease in cash and cash equivalents	(1,694)	(542)	(17,545)	—	(19,781)
Cash and cash equivalents at beginning of year	16,210	2,355	48,777	—	67,342

Cash and cash equivalents at end of period	$14,516	$1,813	$31,232	$—	$47,561

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 28, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(15,285)	$83,519	$128,725	$(246,921)	$(49,962)

Investing activities:
Purchases of property, plant and equipment	(18,178)	(5,364)	(50,008)	—	(73,550)
Acquisition of business	—	—	(9,994)	—	(9,994)
Proceeds from sales of assets	7,242	3	2,279	—	9,524
Other	435	—	—	(435)	—

Net cash used in investing activities	(10,501)	(5,361)	(57,723)	(435)	(74,020)

Financing activities:
Borrowings on notes payable	—	—	210,016	—	210,016
Repayments on notes payable	—	—	(171,346)	—	(171,346)
Payments to amend credit facilities	(48)	(10)	(11)	—	(69)
Borrowings on revolving loan facility	155,000	—	—	—	155,000
Repayments on revolving loan facility	(155,000)	—	—	—	(155,000)
Borrowings on Accounts Receivable Securitization Facility	—	—	20,389	—	20,389
Repayments on Accounts Receivable Securitization Facility	—	—	(20,389)	—	(20,389)
Proceeds from stock options exercised	382	—	—	—	382
Stock repurchases	(10,860)	—	—	—	(10,860)
Transaction with Sara Lee Corporation	18,000	—	—	—	18,000
Other	(590)	—	—	—	(590)
Net transactions with related entities	(37,013)	(82,372)	(127,971)	247,356	—

Net cash provided by (used in) financing activities	(30,129)	(82,382)	(89,312)	247,356	45,533

Effect of changes in foreign exchange rates on cash	—	—	1,131	—	1,131

Decrease in cash and cash equivalents	(55,915)	(4,224)	(17,179)	—	(77,318)
Cash and cash equivalents at beginning of year	84,476	6,329	83,431	—	174,236

Cash and cash equivalents at end of period	$28,561	$2,105	$66,252	$—	$96,918

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Innerwear. The Innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks and thermals, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes, Champion, C9 by Champion and Polo Ralph Lauren brand names. Our direct-to-consumer retail operations are included within the Innerwear segment. The retail operations include our value-based (“outlet”) stores, internet operations and catalogs which sell products from our portfolio of leading brands. As of July 4, 2009 and January 3, 2009, we had 227 and 213 outlet stores, respectively. Net sales for the six months ended July 4, 2009 from our Innerwear segment were $1.13 billion, representing approximately 60% of total segment net sales.

•	Outerwear. We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products primarily to wholesalers, who then resell to screen printers and embellishers, through brands such as Hanes, Champion, Outer Banks and Hanes Beefy-T. Net sales for the six months ended July 4, 2009 from our Outerwear segment were $447 million, representing approximately 24% of total segment net sales.

•	International. International includes products that span across the Innerwear, Outerwear and Hosiery reportable segments and are primarily marketed under the Hanes, Wonderbra, Champion, Stedman, Playtex, Zorba, Rinbros, Kendall, Sol y Oro, Ritmo and Bali brands. Net sales for the six months ended

July 4, 2009 from our International segment were $187 million, representing approximately 10% of total segment net sales and included sales in Latin America, Asia, Canada and Europe. Canada, Europe, Japan and Mexico are our largest international markets, and we also have sales offices in India and China.

•	Hosiery. We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our L’eggs, Hanes and Just My Size brands. Net sales for the six months ended July 4, 2009 from our Hosiery segment were $95 million, representing approximately 5% of total segment net sales. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

•	Other. Our Other segment consists of sales of nonfinished products such as yarn and certain other materials in the United States and Latin America that maintain asset utilization at certain manufacturing facilities and are intended to generate break even margins. Net sales for the six months ended July 4, 2009 in our Other segment were $8 million, representing approximately 1% of total segment net sales. Net sales from our Other segment are expected to continue to be insignificant to us as we complete the implementation of our consolidation and globalization efforts.

Consolidation and Globalization Strategy

We expect to continue our restructuring efforts through 2009 as we continue to execute our consolidation and globalization strategy. We have closed plant locations, reduced our workforce and relocated some of our manufacturing capacity to lower cost locations in Asia, Central America and the Caribbean Basin. During the six months ended July 4, 2009, in furtherance of our consolidation and globalization strategy, we approved actions to close three manufacturing facilities and two distribution centers in the Dominican Republic, the United States, Honduras and Canada, and eliminate an aggregate of approximately 2,800 positions in those countries and El Salvador. In addition, approximately 300 management and administrative positions were eliminated, with the majority of these positions based in the United States. We also have recognized accelerated depreciation with respect to owned or leased assets associated with manufacturing facilities and distribution centers which closed during 2009 or we anticipate closing in the next year as part of our consolidation and globalization strategy. While we believe that this strategy has had and will continue to have a beneficial impact on our operational efficiency and cost structure, we have incurred significant costs to implement these initiatives. In particular, we have recorded charges for severance and other employment-related obligations relating to workforce reductions, as well as payments in connection with lease and other contract terminations. In addition, we incurred charges for one-time write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of manufacturing facilities. These amounts are included in the “Cost of sales,” “Restructuring” and “Selling, general and administrative expenses” lines of our statements of income.

We have made significant progress in our multiyear goal of generating gross savings that could approach or exceed $200 million. As a result of the restructuring actions taken since our spin off from Sara Lee Corporation (“Sara Lee”) on September 5, 2006, our cost structure has been reduced and efficiencies improved, generating savings of $39 million during the six months ended July 4, 2009. In addition to the savings generated from restructuring actions, we benefited from $19 million in savings related to other cost reduction initiatives during the six months ended July 4, 2009.

Seasonality and Other Factors

Our operating results are subject to some variability. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. Sales are typically higher in the last two quarters (July to December) of each fiscal year. Socks, hosiery and fleece products generally have higher sales during this period as a result of cooler weather, back-to-school shopping and holidays. Sales levels in any period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. For example, we have experienced a shift in timing by our largest retail customers of back-to-school programs between June and July the last two years. Our results of operations are also impacted by fluctuations and volatility in the price of cotton and oil-related materials and the timing of actual spending for our media, advertising and promotion expenses. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, electricity power rates, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. These consumers may choose to purchase fewer of our products or to purchase lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time.

Inflation and Changing Prices

Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. Similarly, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices, rose during the summer of 2008 as a result of inflation and other factors. In addition, inflation often is accompanied by higher interest rates, which could have a negative impact on spending, in which case our margins could decrease. Moreover, increases in inflation may not be matched by rises in income, which also could have a negative impact on spending. If we incur increased costs that we are unable to recoup, or if consumer spending continues to decrease generally, our business, results of operations, financial condition and cash flows may be adversely affected. In an effort to mitigate the impact of these incremental costs on our operating results, we raised domestic prices effective February 2009. We implemented an average gross price increase of four percent in our domestic product categories. The range of price increases varies by individual product category.

Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. While we do enter into short-term supply agreements and hedges from time to time in an attempt to protect our business from the volatility of the market price of cotton, our business can be affected by dramatic movements in cotton prices, although cotton historically represents only 8% of our cost of sales. The cotton prices reflected in our results were 62 cents per pound for the six months ended July 4, 2009 and 58 cents per pound for the six months ended June 28, 2008. After taking into consideration the cotton costs currently included in inventory and short-term supply agreements, we expect our cost of cotton to average 55 cents per pound for the full year of 2009 compared to 65 cents per pound for 2008. In addition, during the summer of 2008 we experienced a spike in oil-related commodity prices and other raw materials used in our products, such as dyes and chemicals, and increases in other costs, such as fuel, energy and utility costs. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold.

Highlights from the Second Quarter and Six Months Ended July 4, 2009

•	Total net sales in the second quarter of 2009 were $986 million, compared with $1.07 billion in the same quarter of 2008. Total net sales in the six-month period in 2009 were $1.84 billion, compared with $2.06 billion in the same six-month period of 2008.

•	Operating profit was $84 million in the second quarter of 2009, compared with $113 million in the same quarter of 2008. Operating profit was $100 million in the six-month period in 2009, compared with $201 million in the same six-month period of 2008.

•	Diluted earnings per share were $0.32 in the second quarter of 2009, compared with $0.60 in the same quarter of 2008. Diluted earnings per share were $0.12 in the six-month period in 2009, compared with $0.97 in the same six-month period of 2008.

•	During the first six months of 2009, we approved actions to close three manufacturing facilities and two distribution centers in the Dominican Republic, the United States, Honduras and Canada, and eliminate an aggregate of approximately 2,800 positions in those countries and El Salvador. In addition, approximately 300 management and administrative positions were eliminated, with the majority of these positions based in the United States. In addition, we completed several such actions in 2009 that were approved in 2008.

•	Gross capital expenditures were $78 million during the first six months of 2009 as we continued to build out our textile and sewing network in Asia, Central America and the Caribbean Basin.

•	We amended our Senior Secured Credit Facility and Accounts Receivable Securitization Facility to provide for additional cushion for the leverage ratio and interest coverage ratio covenant requirements.

•	We ended the second quarter of 2009 with $415 million of borrowing availability under our $500 million revolving loan facility (the “Revolving Loan Facility”), $48 million in cash and cash equivalents and $67 million of borrowing availability under our international loan facilities.

Consolidated Results of Operations — Second Quarter Ended July 4, 2009 Compared with Second Quarter Ended June 28, 2008

	Quarter Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$986,022	$1,072,171	$(86,149)	(8.0)%
Cost of sales	658,631	691,215	(32,584)	(4.7)

Gross profit	327,391	380,956	(53,565)	(14.1)
Selling, general and administrative expenses	230,699	266,427	(35,728)	(13.4)
Restructuring	12,544	1,442	11,102	769.9

Operating profit	84,148	113,087	(28,939)	(25.6)
Other expenses	168	—	168	NM
Interest expense, net	44,807	37,635	7,172	19.1

Income before income tax expense	39,173	75,452	(36,279)	(48.1)
Income tax expense	8,618	18,108	(9,490)	(52.4)

Net income	$30,555	$57,344	$(26,789)	(46.7)%

Net Sales

	Quarter Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$986,022	$1,072,171	$(86,149)	(8.0)%

Consolidated net sales were lower by $86 million or 8% in the second quarter of 2009 compared to the second quarter of 2008 which reflects an improvement in the double-digit sales decline rate over the past two quarters. The net sales decline in the second quarter of 2009 is primarily attributed to the recessionary environment that continued into this quarter. Retail sales for apparel continued to decline quarter over quarter at most of our largest customers as the continuing recession, growing job losses and tight access to credit constrained consumer spending. Retailer inventory levels during the second quarter of 2009 mostly remained flat compared to the first quarter of 2009 and in line with current retail sales trends. Net sales were also impacted by a shift of approximately $5 million in our back-to-school shipments from July to June in 2009 as compared to 2008.

Innerwear, Outerwear, International and Hosiery segment net sales were lower by $25 million (4%), $28 million (11%), $27 million (20%) and $7 million (14%), respectively, in the second quarter of 2009 compared to the second quarter of 2008.

Innerwear segment net sales were lower (4%) in the second quarter of 2009 compared to the second quarter of 2008, primarily due to lower net sales of intimate apparel (6%) and socks (9%) primarily due to weak sales at retail in this difficult economic environment. Male underwear net sales were flat in the second quarter of 2009 compared to the second quarter of 2008.

Outerwear segment net sales were lower (11%) in the second quarter of 2009 compared to the second quarter of 2008, primarily due to the lower casualwear net sales in both the retail and wholesale channels, partially offset by higher net sales (10%) of our Champion brand activewear. Results for the second quarter of 2009 were negatively impacted by losses of seasonal programs in the retail casualwear channel that also impacted results for the first quarter of 2009 but will not continue to impact our results after the second quarter.

International segment net sales were lower (20%) in the second quarter of 2009 compared to the second quarter of 2008, primarily attributable to an unfavorable impact of $13 million related to foreign currency exchange rates and weak demand globally primarily in Europe, Canada and Japan which are experiencing recessionary environments similar to the United States. Excluding the impact of foreign exchange rates on currency, International segment net sales declined by 11% in the second quarter of 2009 compared to the second quarter of 2008.

Hosiery segment net sales were lower (14%) in the second quarter of 2009 compared to the second quarter of 2008, which was substantially more than the long-term industry trend. Hosiery products in all channels continue to be more adversely impacted by reduced consumer discretionary spending than other apparel categories.

Gross Profit

	Quarter Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Gross profit	$327,391	$380,956	$(53,565)	(14.1)%

Our gross profit was lower by $54 million in the second quarter of 2009 compared to the second quarter of 2008. Gross profit was lower due to lower sales volume of $50 million, unfavorable product sales mix of $17 million and higher sales incentives of $5 million. Other factors contributing to lower gross profit were higher other manufacturing costs of $19 million, primarily related to lower volume and operating efficiencies at our manufacturing facilities, higher production costs of $11 million related to higher energy and oil-related costs, including freight costs, other vendor price increases of $9 million, higher cost of finished goods sourced from third party manufacturers of $7 million primarily resulting from foreign exchange transaction losses and a $4 million unfavorable impact related to foreign currency exchange rates. Energy and oil-related costs were higher due to a spike in oil-related commodity prices during the summer of 2008. Our results in the second quarter of 2009 continued to reflect higher costs for oil-related materials, but in the second half of 2009 our results will begin to benefit from the lower oil-related material costs and improved other manufacturing costs. The unfavorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the U.S. dollar compared to the Mexican peso, Canadian dollar, Euro and Brazilian real.

Our higher expenses were partially offset by higher product pricing of $37 million before increased sales incentives, savings from our cost reduction initiatives and prior restructuring actions of $13 million, lower cotton costs of $9 million, lower on-going excess and obsolete inventory costs of $6 million and lower accelerated depreciation of $5 million. The higher product pricing is due to the implementation of an average gross price increase of four percent in our domestic product categories in February 2009. The range of price increases varies by individual product category. The lower excess and obsolete inventory costs in the second quarter of 2009 are attributable to both our continuous evaluation of inventory levels and simplification of our product category offerings. We realized these benefits by driving down obsolete inventory levels through aggressive management and promotions.

The cotton prices reflected in our results were 49 cents per pound in the second quarter of 2009 as compared to 63 cents per pound in the second quarter of 2008. After taking into consideration the cotton costs currently included in inventory and short-term supply agreements, we expect our cost of cotton to average 55 cents per pound for the full year of 2009 compared to 65 cents per pound for 2008.

As a percent of net sales, our gross profit was 33.2% in the second quarter of 2009 compared to 35.5% in the second quarter of 2008, declining as a result of the items described above.

Selling, General and Administrative Expenses

	Quarter Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$230,699	$266,427	$(35,728)	(13.4)%

Our selling, general and administrative expenses were $36 million lower in the second quarter of 2009 compared to the second quarter of 2008. Our focus on cost reductions resulted in lower expenses in the second quarter of 2009 compared to the second quarter of 2008 related to savings of $8 million from our prior restructuring actions for compensation and related benefits, lower technology expenses of $6 million, lower selling and other marketing related expenses of $4 million and lower consulting related expenses of $2 million. In addition, our distribution expenses were lower by $5 million in the second quarter of 2009 compared to 2008 which is primarily attributable to lower sales volume that reduced our labor, postage and freight expenses and lower rework expenses in our distribution centers.

Our media related media, advertising and promotion (“MAP”) expenses were $19 million lower in the second quarter of 2009 compared to the second quarter of 2008 as we chose to reduce our spending. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

Our pension expense, which is noncash, was higher by $8 million in the second quarter of 2009 compared to the second quarter of 2008. The higher pension expense is primarily due to the lower funded status of our pension plans at the end of 2008, which resulted from a decline in the fair value of plan assets due to the stock market’s performance during 2008 and a higher discount rate at the end of 2008. We also incurred higher expenses of $2 million in the second quarter of 2009 compared to the second quarter of 2008 as a result of opening retail stores. We opened 11 retail stores during the second quarter of 2009. Changes due to foreign currency exchange rates, which are included in the impact of the changes above, resulted in lower selling, general and administrative expenses of $3 million in the second quarter of 2009 compared to the second quarter of 2008.

Restructuring

	Quarter Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Restructuring	$12,544	$1,442	$11,102	769.9%

During the second quarter of 2009, we approved an action to close one distribution center in the United States and eliminate approximately 200 positions. The distribution capacity will be relocated to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. In addition, approximately 250 management and administrative positions were eliminated, with the majority of these positions based in the United States. We recorded charges related to employee termination and other benefits of $10 million recognized in accordance with benefit plans previously communicated to the affected employee group and other exit costs of $3 million primarily related to moving equipment and inventory from closed facilities.

These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.

During the second quarter of 2008, we incurred $1 million in restructuring charges which primarily related to employee termination and other benefits associated with plant closures approved during that period.

Operating Profit

	Quarter Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Operating profit	$84,148	$113,087	$(28,939)	(25.6)%

Operating profit was lower in the second quarter of 2009 compared to the second quarter of 2008 as a result of lower gross profit of $54 million and higher restructuring and related charges of $11 million, partially offset by lower selling, general and administrative expenses of $36 million. Changes in foreign currency exchange rates had an unfavorable impact on operating profit of $1 million in the second quarter of 2009 compared to the second quarter of 2008.

Other Expenses

	Quarter Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Other expenses	$168	$—	$168	NM

During the second quarter of 2009, we incurred costs to amend the Accounts Receivable Securitization Facility. This second amendment to that facility is expected to generally increase over time the amount of funding that will be available under the facility as compared to the amount that would be available pursuant to the amendment to that facility that we entered into in March 2009 to provide for additional cushion in our financial covenant requirements.

Interest Expense, Net

	Quarter Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$44,807	$37,635	$7,172	19.1%

Interest expense, net was higher by $7 million in the second quarter of 2009 compared to the second quarter of 2008. The amendments of our Senior Secured Credit Facility and Accounts Receivable Securitization Facility, which increased our interest-rate margin by 300 basis points and 325 basis points, respectively, increased interest expense in the second quarter of 2009 by $11 million, which was partially offset by a lower London Interbank Offered Rate, or “LIBOR,” that reduced interest expense by $4 million. Our weighted average interest rate on our outstanding debt was 7.02% during the second quarter of 2009 compared to 6.02% in the second quarter of 2008.

At July 4, 2009, we had outstanding interest rate hedging arrangements whereby we have capped the interest rate on $400 million of our floating rate debt at 3.50% and have fixed the interest rate on $1.4 billion of our floating rate debt at approximately 4.16%. Approximately 81% of our total debt outstanding at July 4, 2009 was at a fixed or capped LIBOR rate.

Income Tax Expense

	Quarter Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Income tax expense	$8,618	$18,108	$(9,490)	(52.4)%

Our estimated annual effective income tax rate was 22% in the second quarter of 2009 compared to 24% in the second quarter of 2008. The lower effective income tax rate is attributable primarily to higher unremitted earnings from foreign subsidiaries in the second quarter of 2009 taxed at rates lower than the U.S. statutory rate. Our estimated annual effective tax rate reflects our strategic initiative to make substantial capital investments outside the United States in our global supply chain in 2009.

Net Income

	Quarter Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net income	$30,555	$57,344	$(26,789)	(46.7)%

Net income for the second quarter of 2009 was lower than the second quarter of 2008 primarily due to lower operating profit of $29 million and higher interest expense of $7 million, partially offset by lower income tax expense of $9 million.

Operating Results by Business Segment — Second Quarter Ended July 4, 2009 Compared with Second Quarter Ended June 28, 2008

	Quarter Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$611,779	$636,335	$(24,556)	(3.9)%
Outerwear	231,654	260,137	(28,483)	(10.9)
International	104,073	130,903	(26,830)	(20.5)
Hosiery	42,584	49,734	(7,150)	(14.4)
Other	5,634	4,174	1,460	35.0

Total segment net sales	995,724	1,081,283	(85,559)	(7.9)
Intersegment	(9,702)	(9,112)	590	6.5

Total net sales	$986,022	$1,072,171	$(86,149)	(8.0)%
Segment operating profit (loss):
Innerwear	$92,563	$79,942	$12,621	15.8%
Outerwear	3,666	19,927	(16,261)	(81.6)
International	8,804	18,848	(10,044)	(53.3)
Hosiery	12,280	15,742	(3,462)	(22.0)
Other	(2,233)	830	(3,063)	(369.0)

Total segment operating profit:	115,080	135,289	(20,209)	(14.9)
Items not included in segment operating profit:
General corporate expenses	(15,176)	(12,584)	2,592	20.6
Amortization of trademarks and other intangibles	(3,092)	(2,965)	127	4.3
Restructuring	(12,544)	(1,442)	11,102	769.9
Inventory write-off included in cost of sales	(159)	—	159	NM
Accelerated depreciation included in cost of sales	224	(4,633)	(4,857)	(104.8)
Accelerated depreciation included in selling, general and administrative expenses	(185)	(578)	(393)	(68.0)

Total operating profit	84,148	113,087	(28,939)	(25.6)

Other expenses	(168)	—	168	NM
Interest expense, net	(44,807)	(37,635)	7,172	19.1

Income before income tax expense	$39,173	$75,452	$(36,279)	(48.1)%

Innerwear

	Quarter Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Net sales	$611,779	$636,335	$(24,556)	(3.9)%
Segment operating profit	92,563	79,942	12,621	15.8

Overall net sales in the Innerwear segment were lower by $25 million or 4% in the second quarter of 2009 compared to the second quarter of 2008 as we continued to be negatively impacted by weak consumer demand related to the recessionary environment. The rate of sales decline for our Innerwear segment continued to improve as compared to the previous two quarters. Total intimate apparel net sales were $14 million lower in the second quarter of 2009 compared to the second quarter of 2008. Our intimate apparel net sales, which we believe were primarily attributable to weaker sales at retail, were lower in our Playtex brand of $8 million, our smaller brands (barely there, Just My Size and Wonderbra) of $4 million and our Hanes brand of $3 million. Our Bali brand intimate apparel net sales were $3 million higher compared to the second quarter of 2008.

Net sales in our male underwear product category were flat in the second quarter of 2009 compared to the second quarter of 2008. Lower net sales in our socks product category reflect a decline in men’s and kids’ Hanes brand net sales of $6 million in the second quarter of 2009 compared to the second quarter of 2008. Net sales in our direct-to-consumer retail business were slightly lower due to lower internet sales, partially offset by higher sales at our outlet stores resulting from the addition of recently opened retail stores. Net sales were also impacted by a shift of approximately $5 million in our back-to-school shipments from July to June in 2009 as compared to 2008.

The Innerwear segment gross profit was lower by $10 million in the second quarter of 2009 compared to the second quarter of 2008. The lower gross profit is due to lower sales volume of $23 million, higher production costs of $7 million related to higher energy and oil-related costs, including freight costs, higher sales incentives of $6 million, other vendor price increases of $6 million, unfavorable product sales mix of $5 million and higher other manufacturing costs of $5 million. These higher costs were partially offset by higher product pricing of $24 million before increased sales incentives, savings from our cost reduction initiatives and prior restructuring actions of $8 million, lower on-going excess and obsolete inventory costs of $7 million and lower cotton costs of $3 million.

As a percent of segment net sales, gross profit in the Innerwear segment was 38.7% in the second quarter of 2009 compared to 38.8% in the second quarter of 2008, slightly declining as a result of the items described above.

The higher Innerwear segment operating profit in the second quarter of 2009 compared to the second quarter of 2008 is primarily attributable to lower media related MAP expenses of $17 million, savings of $5 million from prior restructuring actions primarily for compensation and related benefits, lower technology expenses of $3 million and lower distribution expenses of $3 million, partially offset by lower gross profit, higher pension expense of $4 million and higher expenses of $2 million as a result of opening retail stores. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the second quarter of 2009 is consistent with the second quarter of 2008. Our consolidated selling, general and administrative expenses before segment allocations was $36 million lower in the second quarter of 2009 compared to the second quarter of 2008.

Outerwear

	Quarter Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$231,654	$260,137	$(28,483)	(10.9)%
Segment operating profit	3,666	19,927	(16,261)	(81.6)

Net sales in the Outerwear segment were lower by $28 million or 11% in the second quarter of 2009 compared to the second quarter of 2008, primarily as a result of lower casualwear net sales in both our retail and wholesale channels of $25 million and $15 million, respectively. The lower retail casualwear net sales reflect a $37 million impact due to the losses of seasonal programs not renewed for 2009, partially offset by additional sales in the second quarter of 2009 resulting from an exclusive long-term agreement entered into with Wal-Mart in April 2009 that significantly expands the presence of our Just My Size brand in all Wal-Mart stores. The losses of seasonal programs also impacted results for the first quarter of 2009 but will not continue to impact our results after this quarter. These decreases were partially offset by higher net sales of our

Champion brand activewear of $10 million. Our Champion brand sales continue to benefit from our marketing investment in the brand.

The Outerwear segment gross profit was lower by $22 million in the second quarter of 2009 compared to the second quarter of 2008. The lower gross profit is due to lower sales volume of $11 million, higher other manufacturing costs of $11 million primarily related to lower volume and operating efficiencies at our manufacturing facilities, unfavorable product sales mix of $6 million, higher sales incentives of $4 million, higher production costs of $4 million related to higher energy and oil-related costs, including freight costs, and other vendor price increases of $2 million. These higher costs were partially offset by higher product pricing of $7 million before increased sales incentives, lower cotton costs of $6 million and savings of $5 million from our cost reduction initiatives and prior restructuring actions.

As a percent of segment net sales, gross profit in the Outerwear segment was 18.7% in the second quarter of 2009 compared to 25.0% in the second quarter of 2008, declining as a result of the items described above.

The lower Outerwear segment operating profit in the second quarter of 2009 compared to the second quarter of 2008 is primarily attributable to lower gross profit and higher pension expense of $2 million, partially offset by savings of $3 million from our cost reduction initiatives and prior restructuring actions, lower media related MAP expenses of $2 million and lower technology expenses of $2 million. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the second quarter of 2009 is consistent with the second quarter of 2008. Our consolidated selling, general and administrative expenses before segment allocations was $36 million lower in the second quarter of 2009 compared to the second quarter of 2008.

International

	Quarter Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Net sales	$104,073	$130,903	$(26,830)	(20.5)%
Segment operating profit	8,804	18,848	(10,044)	(53.3)

Overall net sales in the International segment were lower by $27 million or 20% in the second quarter of 2009 compared to the second quarter of 2008 primarily attributable to an unfavorable impact of $13 million related to foreign currency exchange rates and weak demand globally primarily in Europe, Canada, and Japan which are experiencing recessionary environments similar to that in the United States. Excluding the impact of foreign exchange rates on currency, International segment net sales declined by 11% in the second quarter of 2009 compared to the second quarter of 2008. The unfavorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the U.S. dollar compared to the Mexican peso, Canadian dollar, Euro and Brazilian real. During the second quarter of 2009, we experienced lower net sales, in each case excluding the impact of foreign currency exchange rates, in our casualwear business in Europe of $9 million, in our casualwear business in Puerto Rico of $3 million resulting from moving the distribution capacity to the United States, in our intimate apparel business in Canada of $2 million and in our male underwear business in Japan of $1 million, partially offset by higher sales in Mexico of $2 million in our intimate apparel and male underwear businesses.

The International segment gross profit was lower by $15 million in the second quarter of 2009 compared to the second quarter of 2008. The lower gross profit is a result of lower sales volume of $8 million, higher cost of finished goods sourced from third party manufacturers of $7 million primarily resulting from foreign exchange transaction losses, an unfavorable impact related to foreign currency exchange rates of $4 million and an unfavorable product sales mix of $2 million. These higher costs were partially offset by higher product pricing of $3 million and lower sales incentives of $3 million.

As a percent of segment net sales, gross profit in the International segment was 35.8% in the second quarter of 2009 compared to the second quarter of 2008 at 40.2%, declining as a result of the items described above.

The lower International segment operating profit in the second quarter of 2009 compared to the second quarter of 2008 is primarily attributable to the lower gross profit, partially offset by lower selling and other marketing related expenses of $4 million. The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had an unfavorable impact on segment operating profit of $1 million in the second quarter of 2009 compared to the second quarter of 2008.

Hosiery

	Quarter Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$42,584	$49,734	$(7,150)	(14.4)%
Segment operating profit	12,280	15,742	(3,462)	(22.0)

Net sales in the Hosiery segment declined by $7 million or 14%, which was substantially more than the long-term industry trend primarily due to lower sales of our L’eggs brand to mass retailers and food and drug stores and our Hanes brand to national chains and department stores. Hosiery products continue to be more adversely impacted by reduced consumer discretionary spending than other apparel categories, which contributes to weaker retail sales and lowering of inventory levels by retailers. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

The Hosiery segment gross profit was lower by $5 million in the second quarter of 2009 compared to the second quarter of 2008. The lower gross profit for the second quarter of 2009 compared to the second quarter of 2008 is the result of lower sales volume of $7 million and higher other manufacturing costs of $2 million partially offset by higher product pricing of $3 million and lower sales incentives of $2 million.

As a percent of segment net sales, gross profit in the Hosiery segment was 44.3% in the second quarter of 2009 compared to 48.9% in the second quarter of 2008, declining as a result of the items described above.

The lower Hosiery segment operating profit in the second quarter of 2009 compared to the second quarter of 2008 is primarily attributable to lower gross profit. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the second quarter of 2009 is consistent with the second quarter of 2008. Our consolidated selling, general and administrative expenses before segment allocations was $36 million lower in the second quarter of 2009 compared to the second quarter of 2008.

Other

	Quarter Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$5,634	$4,174	$1,460	35.0%
Segment operating profit (loss)	(2,233)	830	(3,063)	(369.0)

Sales in our Other segment consist of sales of nonfinished fabric and yarn to third parties which are intended to maintain asset utilization at certain manufacturing facilities and generate break even margins. We expect sales of our Other segment to continue to be insignificant to us as we complete the implementation of our consolidation and globalization efforts.

General Corporate Expenses

General corporate expenses were higher in the second quarter of 2009 compared to the second quarter of 2008 primarily due to $4 million of higher foreign exchange transaction losses, partially offset by $2 million of higher gains on sales of assets.

Condensed Consolidated Results of Operations — Six Months Ended July 4, 2009 Compared with Six Months Ended June 28, 2008

	Six Months Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$1,843,863	$2,060,018	$(216,155)	(10.5)%
Cost of sales	1,258,596	1,334,098	(75,502)	(5.7)

Gross profit	585,267	725,920	(140,653)	(19.4)
Selling, general and administrative expenses	453,937	521,039	(67,102)	(12.9)
Restructuring	31,215	4,000	27,215	680.4

Operating profit	100,115	200,881	(100,766)	(50.2)
Other expenses	4,114	—	4,114	NM
Interest expense, net	81,607	78,029	3,578	4.6

Income before income tax expense	14,394	122,852	(108,458)	(88.3)
Income tax expense	3,167	29,484	(26,317)	(89.3)

Net income	$11,227	$93,368	$(82,141)	(88.0)%

Net Sales

	Six Months Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Net sales	$1,843,863	$2,060,018	$(216,155)	(10.5)%

Consolidated net sales were lower by $216 million or 10% in the six months of 2009 compared to 2008. The net sales decline in the six months of 2009 is primarily attributed to the recessionary environment that continued into the first half of 2009. Retail sales for apparel continued to decline during 2009 at most of our largest customers as the continuing recession, growing job losses and tight access to credit constrained consumer spending. Retailer inventory levels during the first half of 2009 are in line with current retail sales trends. Net sales were also impacted by a shift of approximately $5 million in our back-to-school shipments from July to June in 2009 as compared to 2008.

Innerwear, Outerwear, International and Hosiery segment net sales were lower by $54 million (5%), $86 million (16%), $48 million (20%) and $21 million (18%), respectively, in the six months of 2009 compared to 2008. Our Other segment net sales, as expected, were lower by $7 million in the six months of 2009 compared to 2008.

Innerwear segment net sales were lower (5%) in the six months of 2009 compared to 2008, primarily due to lower net sales of intimate apparel (11%) and socks (10%) primarily due to weak sales at retail in this difficult economic environment, partially offset by stronger net sales (7%) in our male underwear product category.

Outerwear segment net sales were lower (16%) in the six months of 2009 compared to 2008, primarily due to the lower casualwear net sales in both the retail and wholesale channels, partially offset by higher net sales (9%) of our Champion brand activewear. Results for the six months of 2009 were negatively impacted by losses of seasonal programs in the retail casualwear channel that will not continue to impact our results in the second half of 2009.

International segment net sales were lower (20%) in the six months of 2009 compared to 2008, primarily attributable to an unfavorable impact of $24 million related to foreign currency exchange rates and weak demand globally primarily in Europe, Canada and Japan which are experiencing recessionary environments similar to the United States. Excluding the impact of foreign exchange rates on currency, International segment net sales declined by 10% in the six months of 2009 compared to 2008.

Hosiery segment net sales were lower (18%) in the six months of 2009 compared to 2008, which was substantially more than the long-term industry trend. Hosiery products in all channels continue to be more adversely impacted by reduced consumer discretionary spending than other apparel categories.

Gross Profit

	Six Months Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Gross profit	$585,267	$725,920	$(140,653)	(19.4)%

Our gross profit was lower by $141 million in the six months of 2009 compared to 2008. Gross profit was lower due to lower sales volume of $98 million, unfavorable product sales mix of $37 million and higher sales incentives of $8 million. Other factors contributing to lower gross profit were higher other manufacturing costs of $33 million primarily related to lower volume and operating efficiencies at our manufacturing facilities, higher production costs of $23 million related to higher energy and oil-related costs, including freight costs, other vendor price increases of $14 million, a $9 million unfavorable impact related to foreign currency exchange rates, higher cost of finished goods sourced from third party manufacturers of $8 million primarily resulting from foreign exchange transaction losses, higher cotton costs of $6 million and $4 million of higher start-up and shutdown costs associated with the consolidation and globalization of our supply chain. The unfavorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the U.S. dollar compared to the Mexican peso, Canadian dollar, Euro and Brazilian real. In addition, in connection with the consolidation and globalization of our supply chain, we incurred one-time restructuring related write-offs of $3 million in the six months of 2009 for stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate, which were offset by lower accelerated depreciation of $5 million.

These higher expenses were partially offset by higher product pricing of $63 million before increased sales incentives, savings from our cost reduction initiatives and prior restructuring actions of $25 million and lower on-going excess and obsolete inventory costs of $11 million. The higher product pricing is due to the implementation of an average gross price increase of four percent in our domestic product categories in February 2009. The range of price increases varies by individual product category. The lower excess and obsolete inventory costs in the first half of 2009 are attributable to both our continuous evaluation of inventory levels and simplification of our product category offerings. We realized these benefits by driving down obsolete inventory levels through aggressive management and promotions.

The cotton prices reflected in our results were 62 cents per pound in the six months of 2009 as compared to 58 cents per pound in 2008. Energy and oil-related costs were higher due to a spike in oil-related commodity prices during the summer of 2008. Our results in the six months of 2009 were impacted by higher costs for cotton and oil-related materials, however we started to benefit in the second quarter from lower cotton costs and will begin to benefit in the second half of 2009 from the lower oil-related material costs and improved other manufacturing costs. After taking into consideration the cotton costs currently included in inventory and short-term supply agreements, we expect our cost of cotton to average 55 cents per pound for the full year of 2009 compared to 65 cents per pound for 2008.

As a percent of net sales, our gross profit was 31.7% in the six months of 2009 compared to 35.2% in 2008, declining as a result of the items described above.

Selling, General and Administrative Expenses

	Six Months Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$453,937	$521,039	$(67,102)	(12.9)%

Our selling, general and administrative expenses were $67 million lower in the six months of 2009 compared to 2008. Our focus on cost reductions resulted in lower expenses in the six months of 2009 compared to 2008 related to lower technology expenses of $19 million, savings of $14 million from our prior restructuring actions for compensation and related benefits, lower selling and other marketing related expenses of $4 million, lower non-media related MAP expenses of $3 million, lower consulting related expenses of $3 million and lower accelerated depreciation of $1 million. In addition, our distribution expenses were lower by $8 million in the second quarter of 2009 compared to 2008, which is primarily attributable to lower sales volume that reduced our labor, postage and freight expenses and lower rework expenses in our distribution centers.

Our media related MAP expenses were $34 million lower in the six months of 2009 compared to 2008 as we chose to reduce our spending. In addition, our media related MAP expenses were higher in the six months of 2008 to support the launch of Hanes No Ride Up Panties and marketing initiatives for Playtex. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

Our pension and stock compensation expenses, which are noncash, were higher by $16 million and $3 million, respectively, in the six months of 2009 compared to 2008. The higher pension expense is primarily due to the lower funded status of our pension plans at the end of 2008, which resulted from a decline in the fair value of plan assets due to the stock market’s performance during 2008 and a higher discount rate at the end of 2008. We also incurred higher expenses of $3 million in the six months of 2009 compared to 2008 as a result of opening retail stores. We opened 15 retail stores during the six months of 2009. Changes due to foreign currency exchange rates, which are included in the impact of the changes above, resulted in lower selling, general and administrative expenses of $7 million in the six months of 2009 compared to 2008.

Restructuring

	Six Months Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Restructuring	$31,215	$4,000	$27,215	680.4%

During the six months of 2009, we approved actions to close three manufacturing facilities and two distribution centers in the Dominican Republic, the United States, Honduras and Canada, and eliminate an aggregate of approximately 2,800 positions in those countries and El Salvador. The production capacity represented by the manufacturing facilities will be relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. In addition, approximately 300 management and administrative positions were eliminated, with the majority of these positions based in the United States. We recorded charges related to employee termination and other benefits of $15 million recognized in accordance with benefit plans previously communicated to the affected employee group, exiting supply contracts of $9 million and other exit costs of $7 million related to moving equipment and inventory from closed facilities and fixed asset impairment charges.

In the six months of 2009, we recorded one-time write-offs of $3 million of stranded raw materials and work in process inventory related to the closure of manufacturing facilities and recorded in the “Cost of sales” line. The raw materials and work in process inventory was determined not to be salvageable or cost-effective to relocate. In addition, in connection with our consolidation and globalization strategy, we recognized non-cash charges of $2 million and $7 million in six months of 2009 and the six months of 2008, respectively, in the “Cost of sales” line and a noncash charge of $1 million in the “Selling, general and administrative expenses” line in the six months of 2008 related to accelerated depreciation of buildings and equipment for facilities that have been closed or will be closed.

These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.

During the six months of 2008, we incurred $4 million in restructuring charges which primarily related to employee termination and other benefits associated with plant closures approved during that period.

Operating Profit

	Six Months Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Operating profit	$100,115	$200,881	$(100,766)	(50.2)%

Operating profit was lower in the six months of 2009 compared to 2008 as a result of lower gross profit of $141 million and higher restructuring and related charges of $27 million, partially offset by lower selling, general and administrative expenses of $67 million. Changes in foreign currency exchange rates had an unfavorable impact on operating profit of $2 million in the six months of 2009 compared to 2008.

Other Expenses

	Six Months Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Other expenses	$4,114	$—	$4,114	NM

During the six months of 2009, we incurred costs of $4 million to amend the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility. In March 2009, we amended these credit facilities to provide for additional cushion in our financial covenant requirements. These amendments delay the most restrictive debt-leverage ratio requirements from the fourth quarter of 2009 to the third quarter of 2011. In April 2009, we amended the Accounts Receivable Securitization Facility to generally increase over time the amount of funding that will be available under the facility as compared to the amount that would be available pursuant to the amendment to that facility that we entered into in March 2009.

Interest Expense, Net

	Six Months Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$81,607	$78,029	$3,578	4.6%

Interest expense, net was higher by $4 million in the six months of 2009 compared to 2008. The amendments of our Senior Secured Credit Facility and Accounts Receivable Securitization Facility, which increased our interest-rate margin by 300 basis points and 325 basis points, respectively, increased interest expense in the six months of 2009 by $14 million, which was partially offset by a lower LIBOR that reduced interest expense by $11 million. Our weighted average interest rate on our outstanding debt was 6.79% during the six months of 2009 compared to 6.35% in 2008.

At July 4, 2009, we had outstanding interest rate hedging arrangements whereby we have capped the interest rate on $400 million of our floating rate debt at 3.50% and have fixed the interest rate on $1.4 billion of our floating rate debt at approximately 4.16%. Approximately 81% of our total debt outstanding at July 4, 2009 was at a fixed or capped LIBOR rate.

Income Tax Expense

	Six Months Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Income tax expense	$3,167	$29,484	$(26,317)	(89.3)%

Our estimated annual effective income tax rate was 22% in the six months of 2009 compared to 24% in 2008. The lower effective income tax rate is attributable primarily to higher unremitted earnings from foreign subsidiaries in the six months of 2009 taxed at rates lower than the U.S. statutory rate. Our estimated annual effective tax rate reflects our strategic initiative to make substantial capital investments outside the United States in our global supply chain in 2009.

Net Income

	Six Months Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net income	$11,227	$93,368	$(82,141)	(88.0)%

Net income for the six months of 2009 was lower than 2008 primarily due to lower operating profit of $101 million, higher other expenses of $4 million and higher interest expense of $4 million, partially offset by lower income tax expense of $26 million.

Operating Results by Business Segment — Six Months Ended July 4, 2009 Compared with Six Months Ended June 28, 2008

	Six Months Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$1,125,593	$1,180,065	$(54,472)	(4.6)%
Outerwear	446,561	532,342	(85,781)	(16.1)
International	187,275	235,539	(48,264)	(20.5)
Hosiery	95,356	116,475	(21,119)	(18.1)
Other	8,277	15,295	(7,018)	(45.9)

Total segment net sales	1,863,062	2,079,716	(216,654)	(10.4)
Intersegment	(19,199)	(19,698)	(499)	(2.5)

Total net sales	$1,843,863	$2,060,018	$(216,155)	(10.5)%
Segment operating profit (loss):
Innerwear	$141,118	$133,617	$7,501	5.6%
Outerwear	(12,100)	36,344	(48,444)	(133.3)
International	18,872	33,652	(14,780)	(43.9)
Hosiery	28,844	39,863	(11,019)	(27.6)
Other	(2,683)	(10)	(2,673)	NM

Total segment operating profit	174,051	243,466	(69,415)	(28.5)
Items not included in segment operating profit:
General corporate expenses	(30,664)	(24,535)	6,129	25.0
Amortization of trademarks and other intangibles	(6,181)	(5,638)	543	9.6
Restructuring	(31,215)	(4,000)	27,215	680.4
Inventory write-off included in cost of sales	(3,247)	—	3,247	NM
Accelerated depreciation included in cost of sales	(2,274)	(7,191)	(4,917)	(68.4)
Accelerated depreciation included in selling,
general and administrative expenses	(355)	(1,221)	(866)	(70.9)

Total operating profit	100,115	200,881	(100,766)	(50.2)
Other expenses	(4,114)	—	4,114	NM
Interest expense, net	(81,607)	(78,029)	3,578	4.6

Income before income tax expense	$14,394	$122,852	$(108,458)	(88.3)%

Innerwear

	Six Months Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$1,125,593	$1,180,065	$(54,472)	(4.6)%
Segment operating profit	141,118	133,617	7,501	5.6

Overall net sales in the Innerwear segment were lower by $54 million or 5% in the six months of 2009 compared to 2008 as we continued to be negatively impacted by weak consumer demand related to the recessionary environment.

Total intimate apparel net sales were $55 million lower in the six months of 2009 compared to 2008. Our intimate apparel net sales, which we believe were primarily attributable to weaker sales at retail, were lower in our Hanes brand of $21 million, our Playtex brand of $17 million, our smaller brands (barely there, Just My Size and Wonderbra) of $16 million. Our Bali brand intimate apparel net sales were $2 million higher compared to 2008.

Total male underwear net sales were $18 million higher in the six months of 2009 compared to 2008 which reflect higher net sales in our Hanes brand of $25 million, partially offset by lower net sales of our Champion brand of $5 million. The higher Hanes brand male underwear sales reflect growth in key segments of this category such as crewneck and V-neck T-shirts and boxer briefs and product innovations like the Comfort Fit waistbands. Lower net sales in our socks products category reflect a decline in men’s and kids’ Hanes brand net sales of $10 million and Champion brand net sales of $4 million in the six months of 2009 compared to 2008. Net sales in our direct-to-consumer retail business were $2 million lower due to lower internet sales, partially offset by higher sales at our outlet stores resulting from the addition of recently opened retail stores. Net sales were also impacted by a shift of approximately $5 million in our back-to-school shipments from July to June in 2009 as compared to 2008.

The Innerwear segment gross profit was lower by $34 million in the six months of 2009 compared to 2008. The lower gross profit is due to lower sales volume of $40 million, higher production costs of $13 million related to higher energy and oil-related costs, including freight costs, unfavorable product sales mix of $12 million, higher other manufacturing costs of $11 million, higher sales incentives of $8 million, other vendor price increases of $8 million and higher cotton costs of $3 million. These higher costs were partially offset by higher product pricing of $40 million before increased sales incentives, savings from our cost reduction initiatives and prior restructuring actions of $13 million and lower on-going excess and obsolete inventory costs of $8 million.

As a percent of segment net sales, gross profit in the Innerwear segment was 37.4% in the six months of 2009 compared to 38.5% in 2008, declining as a result of the items described above.

The higher Innerwear segment operating profit in the six months of 2009 compared to 2008 is primarily attributable to lower media related MAP expenses of $32 million, lower technology expenses of $10 million, savings of $9 million from prior restructuring actions primarily for compensation and related benefits and lower distribution expenses of $3 million, partially offset by lower gross profit, higher pension expense of $9 million and higher expenses of $3 million as a result of opening retail stores. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the six months of 2009 is consistent with 2008. Our consolidated selling, general and administrative expenses before segment allocations was $67 million lower in the six months of 2009 compared to 2008.

Outerwear

	Six Months Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$446,561	$532,342	$(85,781)	(16.1)%
Segment operating profit	(12,100)	36,344	(48,444)	(133.3)

Net sales in the Outerwear segment were lower by $86 million or 16% in the six months of 2009 compared to 2008, primarily as a result of lower casualwear net sales in both our retail and wholesale channels of $73 million and $33 million, respectively. The lower retail casualwear net sales reflect an $89 million impact due to the losses of seasonal programs not renewed for 2009, partially offset by additional sales in the second quarter of 2009 resulting from an exclusive long-term agreement entered into with Wal-Mart in April 2009 that significantly expands the presence of our Just My Size brand in all Wal-Mart stores. The losses of seasonal programs will not continue to impact our results in the second half of 2009. These decreases were partially offset by higher net sales of our Champion brand activewear of $16 million. Our Champion brand sales continue to benefit from our marketing investment in the brand.

The Outerwear segment gross profit was lower by $60 million in the six months of 2009 compared to 2008. The lower gross profit is due to lower sales volume of $24 million, unfavorable product sales mix of $23 million, higher other manufacturing costs of $16 million, higher production costs of $10 million related to higher energy and oil-related costs, including freight costs, other vendor price increases of $5 million, higher sales incentives of $5 million and higher cotton costs of $3 million. These higher costs were partially offset by higher product pricing of $13 million before increased sales incentives, savings of $12 million from our cost reduction initiatives and prior restructuring actions and lower on-going excess and obsolete inventory costs of $2 million.

As a percent of segment net sales, gross profit in the Outerwear segment was 15.7% in the six months of 2009 compared to 24.4% in 2008, declining as a result of the items described above.

The Outerwear segment operating loss in the six months of 2009 compared to the segment operating profit in 2008 is primarily attributable to lower gross profit and higher pension expense of $4 million, partially offset by lower technology expenses of $5 million, savings of $4 million from our cost reduction initiatives and prior restructuring actions, lower non-media related MAP expenses of $3 million and lower distribution expenses of $2 million. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the six months of 2009 is consistent with 2008. Our consolidated selling, general and administrative expenses before segment allocations was $67 million lower in the six months of 2009 compared to 2008.

International

	Six Months Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$187,275	$235,539	$(48,264)	(20.5)%
Segment operating profit	18,872	33,652	(14,780)	(43.9)

Overall net sales in the International segment were lower by $48 million or 20% in the six months of 2009 compared to 2008 primarily attributable to an unfavorable impact of $24 million related to foreign currency exchange rates and weak demand globally primarily in Europe, Canada, and Japan which are experiencing recessionary environments similar to that in the United States. Excluding the impact of foreign exchange rates on currency, International segment net sales declined by 10% in the six months of 2009 compared to 2008. The unfavorable impact of foreign currency exchange rates was primarily due to the strengthening of the U.S. dollar compared to the Mexican peso, Canadian dollar, Euro and Brazilian real. During the six months of 2009, we experienced lower net sales, in each case excluding the impact of foreign currency exchange rates, in our casualwear business in Europe of $14 million, in our casualwear business in Puerto Rico of $6 million resulting from moving the distribution capacity to the United States, in our intimate apparel business in Canada of $5 million and in our male underwear business in Japan of $3 million, partially offset by higher sales in Mexico of $4 million in our intimate apparel and male underwear businesses.

The International segment gross profit was lower by $24 million in the six months of 2009 compared to 2008. The lower gross profit is a result of lower sales volume of $12 million, an unfavorable impact related to foreign currency exchange rates of $9 million, higher cost of finished goods sourced from third party manufacturers of $8 million primarily resulting from foreign exchange transaction losses and an unfavorable product sales mix of $4 million. These higher costs were partially offset by higher product pricing of $5 million and lower sales incentives of $3 million.

As a percent of segment net sales, gross profit in the International segment was 39.0% in the six months of 2009 compared to 2008 at 41.3%, declining as a result of the items described above.

The lower International segment operating profit in the six months of 2009 compared to 2008 is primarily attributable to the lower gross profit, partially offset by lower selling and other marketing related expenses of $4 million, lower distribution expenses of $2 million and lower media related MAP expenses of $1 million. The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had an unfavorable impact on segment operating profit of $2 million in the six months of 2009 compared to 2008.

Hosiery

	Six Months Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$95,356	$116,475	$(21,119)	(18.1)%
Segment operating profit	28,844	39,863	(11,019)	(27.6)

Net sales in the Hosiery segment declined by $21 million or 18%, which was substantially more than the long-term industry trend primarily due to lower sales of our L’eggs brand to mass retailers and food and drug stores and our Hanes brand to national chains and department stores. Hosiery products continue to be more adversely impacted by reduced consumer discretionary spending than other apparel categories, which contributes to weaker retail sales and lowering of inventory levels by retailers. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

The Hosiery segment gross profit was lower by $16 million in the six months of 2009 compared to 2008. The lower gross profit for the six months of 2009 compared to 2008 is the result of lower sales volume of $16 million and higher other manufacturing costs of $6 million, partially offset by higher product pricing of $6 million and lower sales incentives of $2 million.

As a percent of segment net sales, gross profit in the Hosiery segment was 46.2% in the six months of 2009 compared to 51.3% in 2008, declining as a result of the items described above.

The lower Hosiery segment operating profit in the six months of 2009 compared to 2008 is primarily attributable to lower gross profit, partially offset by lower distribution expenses of $2 million and lower technology expenses of $1 million. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the six months of 2009 is consistent with 2008. Our consolidated selling, general and administrative expenses before segment allocations was $67 million lower in the six months of 2009 compared to 2008.

Other

	Six Months Ended
	July 4,	June 28,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$8,277	$15,295	$(7,018)	(45.9)%
Segment operating profit	(2,683)	(10)	(2,673)	NM

Sales in our Other segment consist of sales of nonfinished fabric and yarn to third parties which are intended to maintain asset utilization at certain manufacturing facilities and generate break even margins. We expect sales of our Other segment to continue to be insignificant to us as we complete the implementation of our consolidation and globalization efforts.

General Corporate Expenses

General corporate expenses were higher in the six months of 2009 compared to 2008 primarily due to $5 million of higher foreign exchange transaction losses and $4 million of higher start-up and shut-down costs associated with the consolidation and globalization of our supply chain, partially offset by $3 million of higher gains on sales of assets.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are cash generated by operations and availability under our Revolving Loan Facility and our international loan facilities. At July 4, 2009, we had $415 million of borrowing availability under our $500 million Revolving Loan Facility (after taking into account outstanding letters of credit), $48 million in cash and cash equivalents and $67 million of borrowing availability under our international loan facilities. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

The following has or is expected to impact liquidity:

•	we have principal and interest obligations under our long-term debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to add new lower-cost manufacturing capacity in Asia, Central America and the Caribbean Basin;

•	we could increase or decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly impact our effective income tax rate; and

•	our board of directors has authorized the repurchase of up to 10 million shares of our stock in the open market over the next few years (2.8 million of which we have repurchased as of July 4, 2009 at a cost of $75 million), although we may choose not to repurchase any stock and instead focus on the repayment of our debt in the next 12 months in light of the current economic recession.

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

We expect the weak retail environment to continue and do not expect macroeconomic conditions to be conducive to growth in 2009. We also expect substantial pressure on profitability due to the economic climate, increased pension costs and increased costs associated with implementing our price increase which became effective in February 2009, including repackaging costs. Our results in the first half of 2009 were impacted by higher costs for cotton and oil-related materials incurred in 2008 however we started to benefit in the second quarter from lower cotton costs and will begin to benefit in the second half of 2009 from the lower oil-related material costs and improved other manufacturing costs. In addition, hosiery products continue to be more adversely impacted by reduced consumer discretionary spending than other apparel categories. The Hosiery segment only comprised 5% of our net sales in the first six months of 2009 however, and as a result, the decline in the Hosiery segment has not had a significant impact on our net sales or cash flows. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

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

On March 10, 2009, we entered into a Third Amendment (the “Third Amendment”) to the Senior Secured Credit Facility dated as of September 5, 2006. Pursuant to the Third Amendment, the ratio of debt to EBITDA (earnings before income taxes, depreciation expense and amortization) for the preceding four quarters, or leverage ratio, was increased from 3.75 to 1 in the first quarter of 2009 to 4.25 to 1, from 3.5 to 1 in the second quarter of 2009 to 4.2 to 1, from 3.25 to 1 in the third quarter of 2009 to 3.95 to 1, and from 3.0 to 1 in the fourth quarter of 2009 to 3.6 to 1. After 2009, the leverage ratio will decrease from 3.6 to 1 until it reaches 3.0 to 1 in the third quarter of 2011. In addition, pursuant to the Third Amendment, the ratio of EBITDA for the preceding four quarters to consolidated interest expense for such period, or interest coverage ratio, was decreased from 3.0 to 1 in the second and third quarters of 2009 to 2.5 to 1 and from 3.25 to 1 in the fourth quarter of 2009 to 2.5 to 1. After 2009, the interest coverage ratio will increase from 2.5 to 1 until it reaches 3.25 to 1 in the third quarter of 2011. We ended the second quarter of 2009 with a leverage ratio, as calculated under the Senior Secured Credit Facility, the Second Lien Credit Facility and the Accounts Receivable Securitization Facility, of 3.88 to 1.

At our option, borrowings under the Senior Secured Credit Facility may be maintained from time to time as (a) “Base Rate” loans, which bear interest at the higher of (i) 1/2 of 1% in excess of the federal funds rate and (ii) the rate published in the Wall Street Journal as the “prime rate” (or equivalent), in each case in effect from time to time, plus the applicable margin in effect from time to time, or (b) LIBOR-based loans, which bear interest at the “LIBO Rate” (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), for the respective interest period plus the applicable margin in effect from time to time. Pursuant to the Third Amendment, the applicable margins for the Senior Secured Credit Facility were increased by 300 basis points.

The Third Amendment also provides for certain other amendments to the Senior Secured Credit Facility, including increasing the percentage of “Excess Cash Flow” as calculated pursuant to the Senior Secured Credit Facility, which is used to determine whether, and the extent to which, we are required in certain circumstances to make certain mandatory prepayments.

On March 16, 2009, we and our wholly-owned bankruptcy remote subsidiary, HBI Receivables LLC (“HBI Receivables”), entered into Amendment No. 1 (the “First Amendment”) to the Accounts Receivable Securitization Facility dated as of November 27, 2007. The Accounts Receivable Securitization Facility contains the same leverage ratio and interest coverage ratio provisions as the Senior Secured Credit Facility. The First Amendment effects the same changes to the leverage ratio and the interest coverage ratio that are effected by the Third Amendment described above. Pursuant to the First Amendment, the rate that would be payable to the conduit purchasers or the committed purchasers party to the Accounts Receivable Securitization Facility in the event of certain defaults is increased from 1% over the prime rate to 3% over the greatest of (i) the one-month LIBO rate plus 1%, (ii) the weighted average rates on federal funds transactions plus 0.5%, or (iii) the prime rate. Also pursuant to the First Amendment, several of the factors that contribute to the overall availability of funding have been amended in a manner that would be expected to generally reduce the amount of funding that will be available under the Accounts Receivable Securitization Facility. The First Amendment also provides for certain other amendments to the Accounts Receivable Securitization Facility, including changing the termination date for the Accounts Receivable Securitization Facility from November 27, 2010 to March 15, 2010, and requiring that HBI Receivables make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities.

On April 13, 2009, we and HBI Receivables entered into Amendment No. 2 (the “Second Amendment”) to the Accounts Receivable Securitization Facility. Pursuant to the Second Amendment, several of the factors that contribute to the overall availability of funding have been amended in a manner that is expected to generally increase over time the amount of funding that will be available under the Accounts Receivable Securitization Facility as compared to the amount that would be available pursuant to the First Amendment. The Second Amendment also provides for certain other amendments to the Accounts Receivable Securitization Facility, including changing the termination date for the Accounts Receivable Securitization Facility from March 15, 2010 to April 12, 2010. In addition, HSBC Securities (USA) Inc. replaced JPMorgan Chase Bank, N.A. as agent under the Accounts Receivable Securitization Facility, PNC Bank, N.A. replaced JPMorgan Chase Bank, N.A. as a managing agent, and PNC Bank, N.A. and an affiliate of PNC Bank, N.A. replaced affiliates of JPMorgan Chase Bank, N.A. as a committed purchaser and a conduit purchaser, respectively.

As of July 4, 2009, we were in compliance with all covenants under our credit facilities.

We are required under the Senior Secured Credit Facility and the Second Lien Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. Given the recent turmoil in the financial and credit markets, we expanded our interest rate hedging portfolio at what we believe to be advantageous rates that are expected to minimize our overall interest rate risk. At July 4, 2009, we have outstanding hedging arrangements whereby we capped the interest rate on $400 million of our floating rate debt at 3.50%. We also entered into interest rate swaps tied to the 3-month and 6-month LIBOR rates whereby we fixed the interest rate on an aggregate of $1.4 billion of our floating rate debt at a blended rate of approximately 4.16%. Approximately 81% of our total debt outstanding at July 4, 2009 is at a fixed or capped LIBOR rate. The table below summarizes our interest rate derivative portfolio with respect to our long-term debt as of July 4, 2009.

			Interest
			Rate	Hedge
	Amount	LIBOR	Spreads	Expiration Dates

Debt covered by interest rate caps:
Senior Secured and Second Lien Credit Facilities	$400,000	3.50%	3.75% to 4.75%	October 2009
Debt covered by interest rate swaps:
Floating Rate Notes	493,680	4.26%	3.38%	December 2012
Senior Secured and Second Lien Credit Facilities	500,000	5.14% to 5.18%	3.75% to 4.75%	October 2009 - October 2011
Senior Secured and Second Lien Credit Facilities	400,000	2.80%	3.75% to 4.75%	October 2010
Unhedged debt:
Accounts Receivable Securitization Facility	226,000	Not applicable	Not applicable	Not applicable
Senior Secured and Second Lien Credit Facilities	200,250	Not applicable	Not applicable	Not applicable

	$2,219,930

Moody’s Investors Service’s (“Moody’s”) corporate credit rating for our company is Ba3 and Standard & Poor’s Ratings Services’ (“Standard & Poor’s”) corporate credit rating for us is BB-. The current outlook of Standard & Poor’s for our company is “stable.” In March 2009, Moody’s changed our current outlook to “negative” and affirmed all of our ratings including the Ba3 corporate credit and probability of default ratings and the speculative grade liquidity rating of SGL-2. Moody’s indicated that the outlook revision was primarily triggered by softening sales performance in the second half of 2008 and expectations that negative trends are likely to persist into 2009. Moody’s also indicated that affirmation of our speculative grade liquidity rating reflects the positive impact on our liquidity from the recent amendments to our Senior Secured Credit Facility and Accounts Receivable Securitization Facility, which provide us with greater cushion under our financial covenants.

Cash Requirements for Our Business

We rely on our cash flows generated from operations and the borrowing capacity under our Revolving Loan Facility and international loan facilities to meet the cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, restructuring costs, capital expenditures, maturities of debt and related interest payments, contributions to our pension plans and repurchases of our stock. We believe we have sufficient cash and available borrowings for our liquidity needs. In light of the current economic environment and our outlook for 2009, we expect to use excess cash flows to pay down long-term debt of approximately $300 million rather than to repurchase our stock or make discretionary contributions to our pension plans.

The implementation of our consolidation and globalization strategy, which is designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs in the short-term and generate savings for the next six months. As further plans are developed and approved, we expect to recognize additional restructuring costs as we eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. During the six months of 2009 we recognized $37 million in restructuring and related charges for our restructuring actions.

Capital spending could vary significantly from year to year as we continue to execute our supply chain consolidation and globalization strategy and complete the integration and consolidation of our technology systems. We spent $78 million on capital expenditures during the six months of 2009 which represents approximately 65% of planned expenditures for the full year in 2009. We will place emphasis in the near term on careful management of our capital expenditures in 2009 and 2010. Capital spending in any given year over the next two years could be in excess of our annual depreciation and amortization expense until the completion of the actions related to our globalization strategy at which time we would expect our annual capital spending to be relatively comparable to our annual depreciation and amortization expense.

In March 2009, the IRS published guidance regarding pension funding requirements for 2009, which allowed for the selection of a monthly discount rate from any month within a five-month lookback period prior to the pension plan year-end as compared to the use of the December 2008 monthly discount rate in the valuation of liabilities. Applying the October 2008 monthly discount rate in accordance with this new IRS guidance, the funded status of our U.S. qualified pension plans as of January 3, 2009, the date as of which pension contributions are determined for 2009, was 86% rather than 75% as previously reported. The estimated funded status as of July 4, 2009 decreased to approximately 71%. In connection with closing a manufacturing facility in early 2009, we, as required, notified the Pension Benefit Guaranty Corporation (the “PBGC”) of the closing and requested a liability determination under section 4062(e) of the Employee Retirement Income Security Act of 1974 with respect to the National Textiles, L.L.C. Pension Plan. We are currently working with the PBGC to analyze the impact of the closing on the timing and amount of contributions that must be made to the plan as a result of the closing. While no final amount of required contributions has been determined, we do not anticipate the amount to exceed $14 million in 2009. In addition, the final amount of pension contributions to be made during 2009 is determined based on funding calculations which have not yet been completed by our actuaries, and we therefore may be required to make additional pension contributions in 2009. We may also elect to make other voluntary contributions to avoid certain benefit payment restrictions under the Pension Protection Act.

There have been no other significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended January 3, 2009.

Sources and Uses of Our Cash

The information presented below regarding the sources and uses of our cash flows for the six months ended July 4, 2009 and June 28, 2008 was derived from our consolidated financial statements.

	Six Months Ended
	July 4,	June 28,
	2009	2008
	(dollars in thousands)

Operating activities	$26,517	$(49,962)
Investing activities	(69,037)	(74,020)
Financing activities	22,828	45,533
Effect of changes in foreign currency exchange rates on cash	(89)	1,131

Decrease in cash and cash equivalents	(19,781)	(77,318)
Cash and cash equivalents at beginning of year	67,342	174,236

Cash and cash equivalents at end of period	$47,561	$96,918

Operating Activities

Net cash provided by operating activities was $27 million in the six months of 2009 compared to net cash used in operating activities of $50 million in the six months of 2008. The net increase in cash from operating activities of $77 million for the six months of 2009 compared to the six months of 2008 is primarily attributable to significantly lower uses of our working capital of $159 million, partially offset by lower net income of $82 million. In the six months of 2008 inventories grew by $221 million due to increased commodity costs and levels needed to service our business as we continued to execute our consolidation and globalization strategy. Inventory decreased $59 million from January 3, 2009 primarily due to decreases in input costs such as cotton, oil and freight. We continually monitor our inventory levels to best balance current supply and demand with potential future demand that typically surges when consumers no longer postpone purchases in our product categories. Over the next six months, we expect to decrease our inventory levels to approximately $1.15 billion as we complete the execution of our supply chain consolidation and globalization strategy.

Investing Activities

Net cash used in investing activities was $69 million in the six months of 2009 compared to $74 million in the six months of 2008. The lower net cash used in investing activities of $5 million for the six months of 2009 compared to the six months of 2008 was primarily the result of an acquisition of a sewing operation in Thailand for $10 million in the six months of 2008, partially offset by higher spending on capital expenditures in the six months of 2009 compared to the six months of 2008. During the six months of 2009, gross capital expenditures were $78 million as we continued to build out our textile and sewing network in Asia, Central America and the Caribbean Basin and approximated 65% of our planned spending for all of 2009. As we continue to ramp up these facilities in 2009, our capital spending will decrease over the remainder of 2009.

Financing Activities

Net cash provided by financing activities was $23 million in the six months of 2009 compared to $46 million in the six months of 2008. The lower net cash provided by financing activities of $23 million for the six months of 2009 compared to the six months of 2008 was primarily the result of payments of $22 million for debt amendment fees associated with the amendments of the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility in 2009. Lower net borrowings on notes payable of $37 million and higher repayments of $17 million on the Accounts Receivable Securitization Facility, partially offset by higher net borrowings of $60 million under the Revolving Loan Facility also contributed to the lower net cash provided by financing activities in the six months of 2009 compared to the six months of 2008. In addition, we received $18 million in cash from Sara Lee in the six months of 2008 that partially offset stock repurchases of $11 million in the six months of 2008.

Cash and Cash Equivalents

As of July 4, 2009 and January 3, 2009, cash and cash equivalents were $48 million and $67 million, respectively. The lower cash and cash equivalents as of July 4, 2009 was primarily the result of cash provided by operating activities of $27 million and net cash provided by financing activities of $23 million that partially offset the net cash used in investing activities of $69 million.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 3, 2009. There have been no material changes in these policies during the six months ended July 4, 2009.

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

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). SFAS 166 amends the derecognition guidance and the accounting and disclosures required by FASB Statement No. 140. SFAS 166 is effective for financial asset transfers occurring after the beginning of our first fiscal year that begins after November 15, 2009. We are evaluating the impact of adoption of this statement on our financial condition, results of operations and cash flows.

Amendments to FASB Interpretation No. 46(R)

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance that applies to variable interest entities. SFAS 167 is effective for our first fiscal year that begins after November 15, 2009. We are evaluating the impact of adoption of this statement on our financial condition, results of operations and cash flows.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are required under the Senior Secured Credit Facility and the Second Lien Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. Given the recent turmoil in the financial and credit markets, we expanded our interest rate hedging portfolio at what we believe to be advantageous rates that are expected to minimize our overall interest rate risk. At July 4, 2009, we have outstanding hedging arrangements whereby we capped the LIBOR interest rate component on $400 million of our floating rate debt at 3.50%. We also entered into interest rate swaps tied to the 3-month and 6-month LIBOR rates whereby we fixed the LIBOR interest rate component on an aggregate of $1.4 billion of our floating rate debt at a blended rate of approximately 4.16%. Approximately 81% of our total debt outstanding at July 4, 2009 is at a fixed or capped LIBOR rate. Due to the recent significant changes in the credit markets, the fair values of our interest rate hedging instruments have increased approximately $18 million during the six months ended July 4, 2009. As these derivative instruments are accounted for as hedges, the change in fair value has been deferred into Accumulated Other Comprehensive Loss in our Condensed Consolidated Balance Sheets until the hedged transactions impact our earnings.

Cotton is the primary raw material we use to manufacture many of our products. While we attempt to protect our business from the volatility of the market price of cotton through short-term supply agreements and hedges from time to time, our business can be adversely affected by dramatic movements in cotton prices. The cotton prices reflected in our results were 62 cents per pound for the six months ended July 4, 2009. After taking into consideration the cotton costs currently included in our inventory and short-term supply agreements, we expect our cost of cotton to average 55 cents per pound for the full year of 2009 compared to 65 cents per pound for 2008. The ultimate effect of these pricing levels on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our 2009 Annual Meeting of Stockholders (the “Annual Meeting”) was held on April 28, 2009 in New York, New York. A total of 83,249,093 shares of our common stock (87.91% of all shares entitled to vote at the Annual Meeting) were represented at the Annual Meeting, in person or by proxy. Our stockholders were asked to elect nine directors, and all nominees were elected, as indicated by the following voting tabulation:

Name of Nominee	For	Withheld

Lee A. Chaden	74,449,721	8,799,372
Bobby J. Griffin	74,570,044	8,679,049
James C. Johnson	74,540,921	8,708,172
Jessica T. Mathews	74,560,484	8,688,609
J. Patrick Mulcahy	74,528,706	8,720,387
Ronald L. Nelson	74,188,432	9,060,661
Richard A. Noll	73,714,509	9,534,584
Andrew J. Schindler	74,123,272	9,125,821
Ann E. Ziegler	74,529,168	8,719,925

Our stockholders were also asked to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our 2009 fiscal year. Of the total votes cast, 82,913,210 votes were cast for the proposal, 208,931 votes were cast against the proposal, and there were 126,952 abstentions.

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
E. Lee Wyatt Jr.
Executive Vice President,
Chief Financial Officer

Date: August 6, 2009

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