Form 10-Q
period 2009-10-03
Hanesbrands Inc.
filed 2009-11-05
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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

As of November 2, 2009, there were 95,149,727 shares of the registrant’s common stock outstanding.

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

HANESBRANDS INC.

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Net sales	$1,058,673	$1,153,635	$2,902,536	$3,213,653
Cost of sales	701,993	811,851	1,960,589	2,145,949

Gross profit	356,680	341,784	941,947	1,067,704
Selling, general and administrative expenses	248,267	255,228	702,204	776,267
Restructuring	15,104	28,355	46,319	32,355

Operating profit	93,309	58,201	193,424	259,082
Other expenses	2,423	—	6,537	—
Interest expense, net	42,941	37,253	124,548	115,282

Income before income tax expense	47,945	20,948	62,339	143,800
Income tax expense	6,807	5,028	9,974	34,512

Net income	$41,138	$15,920	$52,365	$109,288

Earnings per share:
Basic	$0.43	$0.17	$0.55	$1.16
Diluted	$0.43	$0.17	$0.55	$1.14
Weighted average shares outstanding:
Basic	95,247	93,992	94,880	94,283
Diluted	96,422	95,018	95,469	95,483

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	October 3,	January 3,
	2009	2009

Assets
Cash and cash equivalents	$38,617	$67,342
Trade accounts receivable less allowances of $25,392 at October 3, 2009 and $21,897 at January 3, 2009	538,540	404,930
Inventories	1,137,077	1,290,530
Deferred tax assets and other current assets	324,352	347,523

Total current assets	2,038,586	2,110,325

Property, net	612,911	588,189
Trademarks and other identifiable intangibles, net	138,891	147,443
Goodwill	322,002	322,002
Deferred tax assets and other noncurrent assets	379,523	366,090

Total assets	$3,491,913	$3,534,049

Liabilities and Stockholders’ Equity
Accounts payable	$292,843	$325,518
Accrued liabilities	319,580	315,392
Notes payable	62,158	61,734
Accounts Receivable Securitization Facility	249,043	45,640

Total current liabilities	923,624	748,284

Long-term debt	1,793,680	2,130,907
Other noncurrent liabilities	481,425	469,703

Total liabilities	3,198,729	3,348,894

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 95,141,595 at October 3, 2009 and 93,520,132 at January 3, 2009	951	935
Additional paid-in capital	282,794	248,167
Retained earnings	269,887	217,522
Accumulated other comprehensive loss	(260,448)	(281,469)

Total stockholders’ equity	293,184	185,155

Total liabilities and stockholders’ equity	$3,491,913	$3,534,049

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	October 3,	September 27,
	2009	2008

Operating activities:
Net income	$52,365	$109,288
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	57,476	68,930
Amortization of intangibles	9,293	8,683
Restructuring	6,978	(5,591)
Loss on early extinguishment of debt	2,423	—
Charges incurred for amendments of credit facilities	4,114	—
Amortization of debt issuance costs	7,951	4,523
Stock compensation expense	27,637	23,052
Deferred taxes and other	(8,422)	(6,329)
Changes in assets and liabilities:
Accounts receivable	(128,636)	11,565
Inventories	159,432	(242,711)
Other assets	21,380	(17,068)
Accounts payable	(33,863)	32,808
Accrued liabilities and other	32,679	(5,771)

Net cash provided by (used in) operating activities	210,807	(18,621)

Investing activities:
Purchases of property, plant and equipment	(99,709)	(123,319)
Acquisition of business	—	(10,011)
Proceeds from sales of assets	15,814	24,329
Other	10	(643)

Net cash used in investing activities	(83,885)	(109,644)

Financing activities:
Borrowings on notes payable	1,169,301	316,958
Repayments on notes payable	(1,168,799)	(265,195)
Payments to amend credit facilities	(22,165)	(69)
Borrowings on revolving loan facility	1,353,525	524,000
Repayments on revolving loan facility	(1,353,525)	(524,000)
Repayment of debt under credit facility	(140,250)	—
Borrowings on Accounts Receivable Securitization Facility	176,616	20,944
Repayments on Accounts Receivable Securitization Facility	(170,190)	(20,944)
Proceeds from stock options exercised	376	2,200
Stock repurchases	—	(30,275)
Transaction with Sara Lee Corporation	—	18,000
Other	(824)	(843)

Net cash provided by (used in) financing activities	(155,935)	40,776

Effect of changes in foreign exchange rates on cash	288	(535)

Decrease in cash and cash equivalents	(28,725)	(88,024)
Cash and cash equivalents at beginning of year	67,342	174,236

Cash and cash equivalents at end of period	$38,617	$86,212

See accompanying notes to Condensed Consolidated Financial Statements

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial condition and cash flows of Hanesbrands Inc., a Maryland corporation, and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. The Company has also evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 5, 2009, the day the financial statements were issued.

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

(2)	Recent Accounting Pronouncements

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied in the preparation of financial statements of nongovernmental entities issued for periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification does not change GAAP and did not have a material impact on the Company’s financial condition, results of operations or cash flows but resulted in certain additional disclosures.

Fair Value Measurements

In September 2006, the FASB issued new accounting guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB approved a one-year deferral of the adoption of the guidance as it relates to certain non-financial assets and liabilities. The Company adopted the provisions for its financial assets and liabilities effective December 30, 2007 and adopted the provisions for its non-financial assets and liabilities effective January 4, 2009. Neither the adoption in the first quarter ended March 29, 2008 for financial assets and liabilities nor the adoption in the first quarter ended April 4, 2009 for non-financial assets and liabilities had a material impact on the financial condition, results of operations or cash flows of the Company, but both adoptions resulted in certain additional disclosures reflected in Note 9.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued new accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The new guidance improves the relevance,

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

comparability and transparency of the financial information that a company provides in its consolidated financial statements. The new guidance requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, that any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The Company adopted the new accounting guidance in the first quarter ended April 4, 2009. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new accounting guidance which expands the disclosure requirements about an entity’s derivative instruments and hedging activities. The Company adopted the new accounting guidance in the first quarter ended April 4, 2009. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows but resulted in certain additional disclosures reflected in Note 8.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued new accounting guidance for financial instruments. The new accounting guidance requires disclosures about fair value of financial instruments in interim financial statements. These disclosures were previously only required in annual financial statements. The guidance is effective for interim and annual periods ending after June 15, 2009. Since the new guidance only requires additional disclosures, the adoption of the guidance had no material impact on the Company’s financial condition, results of operations or cash flows but resulted in certain additional disclosures reflected in Note 9.

Subsequent Events

In May 2009, the FASB issued guidance for subsequent events which provides direction on the Company’s assessment and disclosure of subsequent events, and clarifies that the Company must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued for both interim and annual financial reporting periods. The guidance is effective prospectively for the Company’s interim and annual periods ending after June 15, 2009. The adoption of the guidance did not have an impact on the Company’s financial condition, results of operations or cash flows but resulted in certain additional disclosures reflected in Note 1.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued guidance on the disclosure of postretirement benefit plan assets. The guidance expands the disclosure requirements to include more detailed disclosures about an employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The guidance is effective for fiscal years ending after December 15, 2009. Since the guidance only requires additional disclosures, adoption of the guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new accounting guidance for transfers of financial assets. The new guidance requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. The new accounting guidance is effective for financial asset transfers occurring after the beginning of the Company’s first fiscal year that begins after November 15, 2009. The Company is evaluating the impact of adoption of this new guidance on the financial condition, results of operations and cash flows of the Company.

Consolidation — Variable Interest Entities

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosure requirements for the consolidation of variable interest entities. The new accounting guidance is effective for the Company’s first fiscal year that begins after November 15, 2009. The Company is evaluating the impact of adoption of this guidance on the financial condition, results of operations and cash flows of the Company.

(3)	Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the quarters and nine months ended October 3, 2009 and September 27, 2008. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares for the quarters and nine months ended October 3, 2009 and September 27, 2008 is as follows:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Basic weighted average shares	95,247	93,992	94,880	94,283
Effect of potentially dilutive securities:
Stock options	205	151	—	383
Restricted stock units	970	871	589	812
Employee stock purchase plan and other	—	4	—	5

Diluted weighted average shares	96,422	95,018	95,469	95,483

Options to purchase 4,612 and 2,454 shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the quarters ended October 3, 2009 and September 27, 2008, respectively. Options to purchase 5,871 and 1,458 shares of common stock and 43 and 0 restricted stock units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the nine months ended October 3, 2009 and September 27, 2008, respectively.

(4)	Restructuring

Since becoming an independent company, the Company has undertaken a variety of restructuring efforts in connection with its consolidation and globalization strategy designed to improve operating efficiencies and lower costs. As a result of this strategy, the Company expected to incur approximately $250,000 in restructuring and related charges over the three year period following the spin off from Sara Lee Corporation (“Sara Lee”) on September 5, 2006, of which approximately half was expected to be noncash. As of October 3, 2009, the Company has recognized approximately $262,000 and announced approximately $253,000 in restructuring and related charges related to this strategy since September 5, 2006, of which approximately half

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

have been noncash. Of the amounts recognized, approximately $100,000 relates to employee termination and other benefits, approximately $87,000 relates to accelerated depreciation of buildings and equipment for facilities that have been or will be closed, approximately $27,000 relates to noncancelable lease and other contractual obligations, approximately $22,000 relates to write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate, approximately $16,000 relates to impairments of fixed assets and approximately $10,000 relates to other exit costs such as equipment moving costs. Accelerated depreciation related to the Company’s manufacturing facilities and distribution centers that have been or will be closed is reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statements of Income. The write-offs of stranded raw materials and work in process inventory are reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income.

The reported results for the quarters and nine months ended October 3, 2009 and September 27, 2008 reflect amounts recognized for restructuring actions, including the impact of certain actions that were completed for amounts more favorable than previously estimated. The impact of restructuring efforts on income before income tax expense is summarized as follows:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Restructuring programs:
Year ending January 2, 2010 restructuring actions	$12,278	$—	$31,522	$—
Year ended January 3, 2009 restructuring actions	2,116	46,633	15,991	52,069
Year ended December 29, 2007 restructuring actions	800	691	4,441	7,719
Six months ended December 30, 2006 and
prior restructuring actions	480	(3,418)	811	(3,470)

	$15,674	$43,906	$52,765	$56,318

The following table illustrates where the costs associated with these actions are recognized in the Condensed Consolidated Statements of Income:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Cost of sales	$387	$18,038	$5,908	$25,229
Selling, general and administrative expenses	183	(2,487)	538	(1,266)
Restructuring	15,104	28,355	46,319	32,355

	$15,674	$43,906	$52,765	$56,318

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Components of the restructuring actions are as follows:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Accelerated depreciation	$301	$1,524	$2,930	$9,936
Inventory write-offs	269	14,027	3,516	14,027
Fixed asset impairments	5,482	—	6,448	—
Employee termination and other benefits	5,649	21,283	20,859	25,203
Noncancelable lease and other contractual
obligations and other	3,973	7,072	19,012	7,152

	$15,674	$43,906	$52,765	$56,318

Rollforward of accrued restructuring is as follows:

Nine Months Ended
October 3,
2009

Beginning accrual	$21,793
Restructuring expenses	39,355
Cash payments	(36,242)
Adjustments to restructuring expenses	(2,611)

Ending accrual	$22,295

The accrual balance as of October 3, 2009 is comprised of $18,606 in current accrued liabilities and $3,689 in other noncurrent liabilities. The $18,606 in current accrued liabilities consists of $11,530 for employee termination and other benefits and $7,076 for noncancelable lease and other contractual obligations. The $3,689 in other noncurrent liabilities primarily consists of noncancelable lease and other contractual obligations.

Adjustments to previous estimates resulted from actual costs to settle obligations being lower than expected. The adjustments were reflected in the “Restructuring” line of the Condensed Consolidated Statements of Income.

Year Ending January 2, 2010 Actions

During the nine months ended October 3, 2009, the Company approved actions to close five manufacturing facilities, two distribution centers, a yarn warehouse and a cotton warehouse in the Dominican Republic, the United States, Honduras, Puerto Rico and Canada, and eliminate an aggregate of approximately 3,100 positions in those countries and El Salvador. The production capacity represented by the manufacturing facilities has been primarily relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to the Company’s West Coast distribution center in California in order to expand capacity for goods the Company sources from Asia. In addition, approximately 300 management and administrative positions were eliminated, with the majority of these positions based in the United States. The Company recorded charges of $12,278 and $31,522 in the quarter and nine months ended October 3, 2009, respectively, related to these actions. In the quarter and nine months ended October 3, 2009, the Company recognized $5,639 and $21,881, respectively, for employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group, $2,615

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

and $3,983, respectively, for noncancelable lease and other contractual obligations related to the closure of certain manufacturing facilities, $3,461 in both periods for fixed asset impairments related to the closure of certain manufacturing facilities, $254 and $1,112, respectively, for write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of certain manufacturing facilities, $86 and $663, respectively, for other exit costs and $223 and $422, respectively, for accelerated depreciation of buildings and equipment. These charges are reflected in the “Restructuring,” “Cost of sales” and “Selling, general and administrative expenses” lines of the Condensed Consolidated Statements of Income. All actions are expected to be completed within a 12-month period.

In September 2009, the Company announced that it will cease making its own yarn and that it will source all of its yarn requirements from large-scale yarn suppliers. The Company entered into an agreement with Parkdale America, LLC (“Parkdale America”) under which the Company agreed to sell or lease assets related to operations at the Company’s four yarn manufacturing facilities to Parkdale America. The transaction closed in October 2009 and resulted in Parkdale America operating three of the four facilities. As reflected above, the Company approved an action to close the fourth yarn manufacturing facility, as well as a yarn warehouse and a cotton warehouse. The Company also entered into a yarn purchase agreement with Parkdale America and Parkdale Mills, LLC (together with Parkdale America, “Parkdale”). Under this agreement, which has an initial term of six years, Parkdale will produce and sell to the Company a substantial amount of the Company’s Western Hemisphere yarn requirements. During the first two years of the term, Parkdale will also produce and sell to the Company a substantial amount of the yarn requirements of the Company’s Nanjing, China textile facility.

Year Ended January 3, 2009 Actions

During the nine months ended October 3, 2009, the Company recognized additional charges, as well as credits for certain actions which were completed for amounts more favorable than previously estimated, associated with facility closures announced in the year ended January 3, 2009, resulting in a decrease of $2,116 and $15,991 to income before income tax expense for the quarter and nine months ended October 3, 2009, respectively. In the quarter and nine months ended October 3, 2009, the Company recognized charges of $321 and $7,578, respectively, for noncancelable lease and other contractual obligations associated with plant closures announced in the year ended January 3, 2009, charges of $278 and $4,264, respectively, for other exit costs, charges of $15 and $2,404, respectively, for write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of certain manufacturing facilities and charges of $1,502 and $1,745, respectively, for fixed asset impairments related to the closure of certain manufacturing facilities. These charges are reflected in the “Restructuring” and “Cost of sales” lines of the Condensed Consolidated Statements of Income.

(5)	Inventories

Inventories consisted of the following:

	October 3,	January 3,
	2009	2009

Raw materials	$157,742	$172,494
Work in process	103,942	116,800
Finished goods	875,393	1,001,236

	$1,137,077	$1,290,530

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(6)	Allowances for Trade Accounts Receivable

The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions for the quarter and nine months ended October 3, 2009 are as follows:

		Allowance for
	Allowance for	Chargebacks
	Doubtful	and Other
	Accounts	Deductions	Total

Balance at January 3, 2009	$12,555	$9,342	$21,897
Charged to expenses	1,301	(481)	820
Deductions and write-offs	(634)	(822)	(1,456)

Balance at April 4, 2009	13,222	8,039	21,261

Charged to expenses	594	2,669	3,263
Deductions and write-offs	33	(908)	(875)

Balance at July 4, 2009	13,849	9,800	23,649

Charged to expenses	393	2,887	3,280
Deductions and write-offs	(10)	(1,527)	(1,537)

Balance at October 3, 2009	$14,232	$11,160	$25,392

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

(7)	Debt

The Company had the following debt at October 3, 2009 and January 3, 2009:

	Interest
	Rate as of	Principal Amount
	October 3,	October 3,	January 3,
	2009	2009	2009	Maturity Date

Senior Secured Credit Facility:
Term A	5.00%	$139,000	$139,000	September 2012
Term B	5.25%	711,000	851,250	September 2013
Revolving Loan Facility	6.75%	—	—	September 2011
Second Lien Credit Facility	4.25%	450,000	450,000	March 2014
Floating Rate Senior Notes	4.59%	493,680	493,680	December 2014
Accounts Receivable Securitization Facility	4.15%	249,043	242,617	April 2010

		2,042,723	2,176,547
Less current maturities		249,043	45,640

		$1,793,680	$2,130,907

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

As of October 3, 2009, the Company had $0 outstanding under the Senior Secured Credit Facility’s $500,000 Revolving Loan Facility and $26,104 of standby and trade letters of credit issued and outstanding under this facility.

Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. The total amount of receivables used as collateral for the Accounts Receivable Securitization Facility was $458,248 and $331,470 at October 3, 2009 and January 3, 2009, respectively, and is reported on the Company’s Condensed Consolidated Balance Sheets in “Trade accounts receivable, less allowances.”

On March 10, 2009, the Company entered into a Third Amendment (the “Third Amendment”) to the Senior Secured Credit Facility dated as of September 5, 2006. Pursuant to the Third Amendment, the ratio of debt to EBITDA (earnings before interest, taxes, depreciation expense and amortization) for the preceding four quarters, or leverage ratio, was increased from 3.75 to 1 in the first quarter of 2009 to 4.25 to 1, from 3.5 to 1 in the second quarter of 2009 to 4.2 to 1, from 3.25 to 1 in the third quarter of 2009 to 3.95 to 1, and from 3.0 to 1 in the fourth quarter of 2009 to 3.6 to 1. After 2009, the leverage ratio will decrease from 3.6 to 1 until it reaches 3.0 to 1 in the third quarter of 2011. In addition, pursuant to the Third Amendment, the ratio of EBITDA for the preceding four quarters to consolidated interest expense for such period, or interest coverage ratio, was decreased from 3.0 to 1 in the second and third quarters of 2009 to 2.5 to 1 and from 3.25 to 1 in the fourth quarter of 2009 to 2.5 to 1. After 2009, the interest coverage ratio will increase from 2.5 to 1 until it reaches 3.25 to 1 in the third quarter of 2011.

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

On April 13, 2009, the Company and HBI Receivables entered into Amendment No. 2 (the “Second Amendment”) to the Accounts Receivable Securitization Facility. Pursuant to the Second Amendment, several of the factors that contribute to the overall availability of funding have been amended in a manner that is expected to generally increase over time the amount of funding that will be available under the Accounts Receivable Securitization Facility as compared to the amount that would be available pursuant to the First Amendment. The Second Amendment also provides for certain other amendments to the Accounts Receivable Securitization Facility, including changing the termination date for the Accounts Receivable Securitization Facility from March 15, 2010 to April 12, 2010. In addition, HSBC Securities (USA) Inc. replaced JPMorgan Chase Bank, N.A. as agent under the Accounts Receivable Securitization Facility, PNC Bank, N.A. replaced JPMorgan Chase Bank, N.A. as a managing agent, and PNC Bank, N.A. and an affiliate of PNC Bank, N.A. replaced affiliates of JPMorgan Chase Bank, N.A. as a committed purchaser and a conduit purchaser, respectively. The Company paid $1,450 in debt amendment fees in connection with entering into the Second Amendment, which will be amortized over the term of the Accounts Receivable Securitization Facility, and wrote off $168 of unamortized debt issuance costs. On August 17, 2009, the Company and HBI Receivables entered into Amendment No. 3 to the to the Accounts Receivable Securitization Facility, pursuant to which certain definitions were amended to clarify the calculation of certain ratios that impact reporting under the Accounts Receivable Securitization Facility.

As of October 3, 2009, the Company was in compliance with all covenants under its credit facilities.

During the quarter and nine months ended October 3, 2009, the Company recognized $2,423 of loss on early extinguishment of debt related to unamortized debt issuance costs on the Senior Secured Credit Facility as a result of the prepayment of $140,250 of principal in September 2009. This loss is reflected in the “Other expenses” line of the Condensed Consolidated Statements of Income.

During the quarter and nine months ended October 3, 2009, the Company recognized charges of $0 and $4,114, respectively, in the “Other expenses” line of the Condensed Consolidated Statements of Income, which represent certain costs related to the amendments of the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility.

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

Each of the Company’s derivative contracts is governed by the International Swaps and Derivatives Association master agreement. If the Company were to default on or be unable to perform its responsibilities with respect to a counterparty under this agreement, the counterparty could request immediate payment on any derivative instruments in net liability positions. As of October 3, 2009, all of the counterparties to the Company’s derivative instruments in net liability positions are lenders under the Senior Secured Credit Facility. Consistent with the terms of the Senior Secured Credit Facility, derivative instruments with a counterparty that is also a lender under the Senior Secured Credit Facility are secured by the same collateral that secures the Company’s obligations under the Senior Secured Credit Facility.

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

Mark to Market Hedges — Intercompany Foreign Exchange Transactions

The Company uses foreign exchange derivative contracts to reduce the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. Mark to market hedge derivatives relating to intercompany foreign exchange contracts are reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. As of October 3, 2009, the U.S. dollar equivalent of commitments to purchase and sell foreign currencies in our foreign currency mark to market hedge derivative portfolio is $53,888 and $28,915, respectively, using the exchange rate at the reporting date.

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Cash Flow Hedges — Interest Rate Derivatives

The Company has executed certain interest rate cash flow hedges in the form of swaps and caps in order to mitigate the Company’s exposure to variability in cash flows for the future interest payments on a designated portion of borrowings. Given the recent turmoil in the financial and credit markets, the Company expanded its interest rate hedging portfolio at what the Company believes to be advantageous rates that are expected to minimize the Company’s overall interest rate risk. In addition, until September 5, 2009, the Company was required under the Senior Secured Credit Facility and the Second Lien Credit Facility to hedge a portion of its floating rate debt to reduce interest rate risk caused by floating rate debt issuance. The effective portion of interest rate hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying debt interest payments are recognized. Interest rate cash flow hedge derivatives are reported as a component of interest expense and therefore are reported as cash flow from operating activities similar to the manner in which cash interest payments are reported in the Condensed Consolidated Statements of Cash Flows.

At October 3, 2009 and January 3, 2009, the Company had outstanding interest rate hedging arrangements whereby it has capped the LIBOR interest rate component on $400,000 of its floating rate debt at 3.50% and has fixed the LIBOR interest rate component on $1,393,680 of its floating rate debt at a weighted average rate of 4.16%. Approximately 88% and 82% of the Company’s total debt outstanding at October 3, 2009 and January 3, 2009, respectively, was at a fixed or capped LIBOR rate. There have been no changes in the Company’s interest rate derivative portfolio during the quarter and nine months ended October 3, 2009.

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

Historically, the principal currencies hedged by the Company include the Euro, Mexican peso, Canadian dollar and Japanese yen. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. As of October 3, 2009, the U.S. dollar equivalent of commitments to sell foreign currencies in the Company’s foreign currency cash flow hedge derivative portfolio was $7,910, using the exchange rate at the reporting date.

Cash Flow Hedges — Commodity Derivatives

Cotton is the primary raw material the Company uses to manufacture many of its products and is purchased at market prices. From time to time, the Company uses commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedge instrument. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The effective portion of commodity hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. The settlement of commodity hedge derivative contracts related to the purchase of inventory is reported in the Condensed

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Consolidated Statements of Cash Flows as cash flow from operating activities. There were no amounts outstanding under cotton futures or cotton option contracts at October 3, 2009 and January 3, 2009.

Fair Values of Derivative Instruments

The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

		Fair Value
		October 3,	January 3,
	Balance Sheet Location	2009	2009

Derivative assets — hedges
Interest rate contracts	Other current assets	$—	$46
Foreign exchange contracts	Other current assets	43	1,209

Total derivative assets — hedges		43	1,255

Derivative assets — non-hedges
Foreign exchange contracts	Other current assets	2,690	3,286

Total derivative assets		$2,733	$4,541

Derivative liabilities — hedges
Interest rate contracts	Accrued liabilities	$(571)	$(6,084)
Interest rate contracts	Other noncurrent liabilities	(64,696)	(76,927)
Foreign exchange contracts	Accrued liabilities	(252)	(1,347)

Total derivative liabilities — hedges		(65,519)	(84,358)

Derivative liabilities — non-hedges
Foreign exchange contracts	Accrued liabilities	(1,774)	(533)

Total derivative liabilities		$(67,293)	$(84,891)

Net derivative liability		$(64,560)	$(80,350)

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

				Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in		Location of	Accumulated
	Accumulated Other		Gain (Loss)	Other Comprehensive
	Comprehensive Loss		Reclassified from	Loss into Income
	(Effective Portion)		Accumulated Other	(Effective Portion)
	Quarter Ended		Comprehensive	Quarter Ended
	October 3,	September 27,	Loss into Income	October 3,	September 27,
	2009	2008	(Effective Portion)	2009	2008

Interest rate contracts	$(541)	$(5,821)	Interest expense, net	$219	$946
Foreign exchange contracts	(898)	1,003	Cost of sales	(127)	652
Commodity contracts	—	—	Cost of sales	—	(115)

Total	$(1,439)	$(4,818)		$92	$1,483

				Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in		Location of	Accumulated
	Accumulated Other		Gain (Loss)	Other Comprehensive
	Comprehensive Loss		Reclassified from	Loss into Income
	(Effective Portion)		Accumulated Other	(Effective Portion)
	Nine Months Ended		Comprehensive	Nine Months Ended
	October 3,	September 27,	Loss into Income	October 3,	September 27,
	2009	2008	(Effective Portion)	2009	2008

Interest rate contracts	$17,471	$(6,269)	Interest expense, net	$348	$1,317
Foreign exchange contracts	(1,768)	(196)	Cost of sales	(1,240)	2,225
Commodity contracts	—	(208)	Cost of sales	96	(579)

Total	$15,703	$(6,673)		$(796)	$2,963

The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated Other Comprehensive Loss of approximately $2,099.

The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income. The Company recognized gains related to ineffectiveness of hedging relationships for the quarter ended October 3, 2009 of $102, consisting of $75 for interest rate contracts and $27 for foreign exchange contracts. The Company recognized gains (losses) related to ineffectiveness of hedging relationships for the quarter ended September 27, 2008 of $9, consisting of $9 for foreign exchange contracts. The Company recognized gains related to ineffectiveness of hedging relationships for the nine months ended October 3, 2009 of $246, consisting of $227 for interest rate contracts and $19 for foreign exchange contracts. The Company recognized losses related to ineffectiveness of hedging relationships for the nine months ended September 27, 2008 of $178, consisting of $12 for interest rate contracts and $166 for foreign exchange contracts.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The effect of mark to market hedge derivative instruments on the Condensed Consolidated Statements of Income is as follows:

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Quarter Ended		Nine Months Ended
	Recognized in Income on	October 3,	September 27,	October 3,	September 27,
	Derivative	2009	2008	2009	2008

Foreign exchange contracts	Selling, general and administrative expenses	$4,365	$(2,062)	$3,189	$(1,706)

Total		$4,365	$(2,062)	$3,189	$(1,706)

(9)	Fair Value of Assets and Liabilities

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

Assets and Liabilities Measured on a Recurring Basis

As of October 3, 2009, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates. The fair values of cotton derivatives are determined based on quoted prices in public markets and are categorized as Level 1. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

from information available in publicly quoted markets and are categorized as Level 2. The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the quarter and nine months ended October 3, 2009. There were no changes during the quarter and nine months ended October 3, 2009 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of October 3, 2009, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

Assets (Liabilities) at Fair Value as of
October 3, 2009
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Derivative contracts, net	$—	$(64,560)	$—

Total	$—	$(64,560)	$—

Assets (Liabilities) at Fair Value as of
January 3, 2009
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Derivative contracts, net	$—	$(80,350)	$—

Total	$—	$(80,350)	$—

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of October 3, 2009 and January 3, 2009. The fair value of debt was $1,970,286 and $1,753,885 as of October 3, 2009 and January 3, 2009 and had a carrying value of $2,042,723 and $2,176,547, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable approximated fair value as of October 3, 2009 and January 3, 2009, primarily due to the short-term nature of these instruments.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(10)	Comprehensive Income

The Company’s comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Net income	$41,138	$15,920	$52,365	$109,288
Translation adjustments	8,047	(8,196)	16,303	(5,506)
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax expense (benefit) of $(524), $(1,297), $5,800 and $(1,443), respectively	(823)	(2,038)	9,108	(2,267)
Recognition of loss from pension plan curtailment, net of tax benefit of $(547)	—	859	—	859
Recognition of loss from pension plan settlement, net of tax benefit of $(1,227)	1,928	—	1,928	—
Amounts amortized into net periodic cost:
Prior service cost, net of tax $(3), $(4), $(9) and $(12), respectively	4	6	12	18
Actuarial loss, net of tax of $(888), $(15), $(2,508) and $(45), respectively	1,396	24	3,938	72

Comprehensive income	$51,690	$6,575	$83,654	$102,464

(11)	Income Taxes

The difference in the effective income tax rates of 14% and 16% for the quarter and nine months ended October 3, 2009, respectively, and 24% for the quarter and nine months ended September 27, 2008 and the U.S. statutory rate of 35% is primarily attributable to unremitted earnings of foreign subsidiaries taxed at rates lower than the U.S. statutory rate. The Company’s estimated annual effective tax rate reflects its strategic initiative to make substantial capital investments outside the United States in its global supply chain in 2009.

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

The amount that is expected to be collected from Sara Lee based on the Company’s computation of $72,223 is included as a receivable in “Deferred tax assets and other current assets” in the Condensed Consolidated Balance Sheet as of October 3, 2009. The Company and Sara Lee have exchanged information in connection with this matter, but Sara Lee has disagreed with the Company’s computation. In accordance with the dispute resolution provisions of the tax sharing agreement, on August 3, 2009, the Company submitted the dispute to binding arbitration. The arbitration process is ongoing, and the Company will continue to prosecute its claim. The Company does not believe that the resolution of this dispute will have a material impact on the Company’s financial position, results of operations or cash flows.

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

The types of products and services from which each reportable segment derives its revenues are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of women’s intimate apparel, men’s underwear, kids’ underwear, socks and thermals. The Company’s direct-to-consumer retail operations are included within the Innerwear segment.

•	Outerwear sells basic branded products that are seasonal in nature under the product categories of casualwear and activewear.

•	Hosiery sells products in categories such as pantyhose and knee highs.

•	International relates to the Latin America, Asia, Canada and Europe geographic locations which sell products that span across the Innerwear, Outerwear and Hosiery reportable segments.

•	Other is primarily comprised of sales of yarn to third parties in the United States and Latin America in order to maintain asset utilization at certain manufacturing facilities and are intended to generate approximate break even margins.

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

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Net sales:
Innerwear	$585,327	$650,372	$1,710,920	$1,830,437
Outerwear	329,721	348,467	776,282	880,809
Hosiery	43,944	50,197	139,300	166,672
International	107,399	116,581	294,674	352,120
Other	3,745	4,769	12,022	20,064

Total segment net sales(1)	1,070,136	1,170,386	2,933,198	3,250,102
Intersegment(2)	(11,463)	(16,751)	(30,662)	(36,449)

Total net sales	$1,058,673	$1,153,635	$2,902,536	$3,213,653

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Segment operating profit (loss):
Innerwear	$69,325	$71,097	$210,443	$204,714
Outerwear	35,369	19,243	23,269	55,587
Hosiery	13,834	13,081	42,678	52,944
International	9,217	14,010	28,089	47,662
Other	(1,712)	314	(4,395)	304

Total segment operating profit	126,033	117,745	300,084	361,211
Items not included in segment operating profit:
General corporate expenses	(13,938)	(12,593)	(44,602)	(37,128)
Amortization of trademarks and other identifiable intangibles	(3,112)	(3,045)	(9,293)	(8,683)
Restructuring	(15,104)	(28,355)	(46,319)	(32,355)
Inventory write-offs included in cost of sales	(269)	(14,027)	(3,516)	(14,027)
Accelerated depreciation included in cost of sales	(118)	(4,011)	(2,392)	(11,202)
Accelerated depreciation included in selling, general and administrative expenses	(183)	2,487	(538)	1,266

Total operating profit	93,309	58,201	193,424	259,082
Other expenses	(2,423)	—	(6,537)	—
Interest expense, net	(42,941)	(37,253)	(124,548)	(115,282)

Income before income tax expense	$47,945	$20,948	$62,339	$143,800

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Depreciation and amortization expense:
Innerwear	$9,879	$10,610	$31,101	$32,642
Outerwear	5,602	5,652	16,655	18,461
Hosiery	930	1,441	3,141	4,626
International	519	583	1,505	1,755
Other	59	198	190	793

	16,989	18,484	52,592	58,277
Corporate	4,151	4,169	14,177	19,336

Total depreciation and amortization expense	$21,140	$22,653	$66,769	$77,613

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Additions to long-lived assets:
Innerwear	$9,879	$25,377	$43,495	$51,880
Outerwear	9,857	21,217	49,634	53,357
Hosiery	137	9	539	327
International	380	724	905	1,866
Other	—	16	28	30

	20,253	47,343	94,601	107,460
Corporate	1,640	2,426	5,108	15,859

Total additions to long-lived assets	$21,893	$49,769	$99,709	$123,319

(1)	Includes sales between segments. Such sales are at transfer prices that are at cost plus markup or at prices equivalent to market value.

(2)	Intersegment sales included in the segments’ net sales are as follows:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Innerwear	$1,290	$4,270	$3,156	$6,468
Outerwear	6,612	8,538	17,407	19,303
Hosiery	3,169	3,603	9,256	9,293
International	392	340	843	1,385
Other	—	—	—	—

Total	$11,463	$16,751	$30,662	$36,449

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	Quarter Ended October 3, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,054,178	$115,094	$675,167	$(785,766)	$1,058,673
Cost of sales	857,175	42,714	592,759	(790,655)	701,993

Gross profit	197,003	72,380	82,408	4,889	356,680
Selling, general and administrative expenses	194,025	23,060	30,374	808	248,267
Restructuring	14,236	—	868	—	15,104

Operating profit (loss)	(11,258)	49,320	51,166	4,081	93,309
Equity in earnings (loss) of subsidiaries	88,536	7,515	—	(96,051)	—
Other expenses	2,423	—	—	—	2,423
Interest expense, net	32,145	5,285	5,523	(12)	42,941

Income (loss) before income tax expense	42,710	51,550	45,643	(91,958)	47,945
Income tax expense	1,572	461	4,774	—	6,807

Net income (loss)	$41,138	$51,089	$40,869	$(91,958)	$41,138

	Condensed Consolidating Statement of Income
	Quarter Ended September 27, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,253,006	$112,281	$770,153	$(981,805)	$1,153,635
Cost of sales	953,856	42,439	683,669	(868,113)	811,851

Gross profit	299,150	69,842	86,484	(113,692)	341,784
Selling, general and administrative expenses	205,633	17,566	32,146	(117)	255,228
Restructuring	24,036	139	4,180	—	28,355

Operating profit (loss)	69,481	52,137	50,158	(113,575)	58,201
Equity in earnings (loss) of subsidiaries	(32,753)	45,678	—	(12,925)	—
Interest expense, net	24,964	7,733	4,543	13	37,253

Income (loss) before income tax expense (benefit)	11,764	90,082	45,615	(126,513)	20,948
Income tax expense (benefit)	(4,156)	3,938	5,246	—	5,028

Net income (loss)	$15,920	$86,144	$40,369	$(126,513)	$15,920

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	Nine Months Ended October 3, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$2,986,315	$317,083	$2,061,233	$(2,462,095)	$2,902,536
Cost of sales	2,469,249	115,549	1,827,681	(2,451,890)	1,960,589

Gross profit	517,066	201,534	233,552	(10,205)	941,947
Selling, general and administrative expenses	558,119	67,120	75,403	1,562	702,204
Restructuring	42,260	—	4,059	—	46,319

Operating profit (loss)	(83,313)	134,414	154,090	(11,767)	193,424
Equity in earnings (loss) of subsidiaries	231,881	81,693	—	(313,574)	—
Other expenses	6,537	—	—	—	6,537
Interest expense, net	93,824	17,523	13,202	(1)	124,548

Income (loss) before income tax expense (benefit)	48,207	198,584	140,888	(325,340)	62,339
Income tax expense (benefit)	(4,158)	3,320	10,812	—	9,974

Net income (loss)	$52,365	$195,264	$130,076	$(325,340)	$52,365

	Condensed Consolidating Statement of Income
	Nine Months Ended September 27, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$3,362,897	$321,419	$2,176,844	$(2,647,507)	$3,213,653
Cost of sales	2,626,383	125,794	1,910,886	(2,517,114)	2,145,949

Gross profit	736,514	195,625	265,958	(130,393)	1,067,704
Selling, general and administrative expenses	651,345	56,566	67,911	445	776,267
Restructuring	23,942	266	8,147	—	32,355

Operating profit (loss)	61,227	138,793	189,900	(130,838)	259,082
Equity in earnings (loss) of subsidiaries	132,451	125,829	—	(258,280)	—
Interest expense, net	76,750	24,595	13,931	6	115,282

Income (loss) before income tax expense	116,928	240,027	175,969	(389,124)	143,800
Income tax expense	7,640	9,453	17,419	—	34,512

Net income (loss)	$109,288	$230,574	$158,550	$(389,124)	$109,288

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	October 3, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$5,338	$1,531	$31,748	$—	$38,617
Trade accounts receivable less allowances	(5,809)	6,501	539,339	(1,491)	538,540
Inventories	858,982	61,939	340,930	(124,774)	1,137,077
Deferred tax assets and other current assets	272,269	11,858	41,917	(1,692)	324,352

Total current assets	1,130,780	81,829	953,934	(127,957)	2,038,586

Property, net	176,396	18,232	418,283	—	612,911
Trademarks and other identifiable intangibles, net	22,187	111,066	5,638	—	138,891
Goodwill	232,882	16,935	72,185	—	322,002
Investments in subsidiaries	873,805	775,249	—	(1,649,054)	—
Deferred tax assets and other noncurrent assets	(4,826)	546,937	(55,532)	(107,056)	379,523

Total assets	$2,431,224	$1,550,248	$1,394,508	$(1,884,067)	$3,491,913

Liabilities and Stockholders’ Equity
Accounts payable	$110,553	$4,325	$92,317	$85,648	$292,843
Accrued liabilities	229,441	26,267	63,872	—	319,580
Notes payable	—	—	62,158	—	62,158
Accounts Receivable Securitization Facility	—	—	249,043	—	249,043

Total current liabilities	339,994	30,592	467,390	85,648	923,624

Long-term debt	1,343,680	450,000	—	—	1,793,680
Other noncurrent liabilities	454,366	3,648	18,649	4,762	481,425

Total liabilities	2,138,040	484,240	486,039	90,410	3,198,729
Stockholders’ equity	293,184	1,066,008	908,469	(1,974,477)	293,184

Total liabilities and stockholders’ equity	$2,431,224	$1,550,248	$1,394,508	$(1,884,067)	$3,491,913

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended October 3, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$557,032	$27,338	$(64,672)	$(308,891)	$210,807

Investing activities:
Purchases of property, plant and equipment	(15,010)	(7,344)	(77,355)	—	(99,709)
Proceeds from sales of assets	11,896	—	3,918	—	15,814
Other	(601)	10	—	601	10

Net cash provided by (used in) investing activities	(3,715)	(7,334)	(73,437)	601	(83,885)

Financing activities:
Borrowings on notes payable	—	—	1,169,301	—	1,169,301
Repayments on notes payable	—	—	(1,168,799)	—	(1,168,799)
Payments to amend credit facilities	(20,570)	—	(1,595)	—	(22,165)
Borrowings on revolving loan facility	1,353,525	—	—	—	1,353,525
Repayments on revolving loan facility	(1,353,525)	—	—	—	(1,353,525)
Repayment of debt under credit facility	(140,250)	—	—	—	(140,250)
Borrowings on Accounts Receivable Securitization Facility	—	—	176,616	—	176,616
Repayments on Accounts Receivable Securitization Facility	—	—	(170,190)	—	(170,190)
Proceeds from stock options exercised	376	—	—	—	376
Other	(800)	—	(24)	—	(824)
Net transactions with related entities	(402,945)	(20,828)	115,483	308,290	—

Net cash provided by (used in) financing activities	(564,189)	(20,828)	120,792	308,290	(155,935)

Effect of changes in foreign exchange rates on cash	—	—	288	—	288

Decrease in cash and cash equivalents	(10,872)	(824)	(17,029)	—	(28,725)
Cash and cash equivalents at beginning of year	16,210	2,355	48,777	—	67,342

Cash and cash equivalents at end of period	$5,338	$1,531	$31,748	$—	$38,617

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 27, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(28,878)	$133,333	$136,650	$(259,726)	$(18,621)

Investing activities:
Purchases of property, plant and equipment	(25,211)	(8,852)	(89,256)	—	(123,319)
Acquisition of business	—	—	(10,011)	—	(10,011)
Proceeds from sales of assets	20,059	38	4,232	—	24,329
Other	(89)	—	—	(554)	(643)

Net cash used in investing activities	(5,241)	(8,814)	(95,035)	(554)	(109,644)

Financing activities:
Borrowings on notes payable	—	—	316,958	—	316,958
Repayments on notes payable	—	—	(265,195)	—	(265,195)
Payments to amend credit facilities	(48)	(10)	(11)	—	(69)
Borrowings on revolving loan facility	524,000	—	—	—	524,000
Repayments on revolving loan facility	(524,000)	—	—	—	(524,000)
Borrowings on Accounts Receivable Securitization Facility	—	—	20,944	—	20,944
Repayments on Accounts Receivable Securitization Facility	—	—	(20,944)	—	(20,944)
Proceeds from stock options exercised	2,200	—	—	—	2,200
Stock repurchases	(30,275)	—	—	—	(30,275)
Transaction with Sara Lee Corporation	18,000	—	—	—	18,000
Other	(836)	—	(7)	—	(843)
Net transactions with related entities	(4,438)	(129,118)	(126,724)	260,280	—

Net cash provided by (used in) financing activities	(15,397)	(129,128)	(74,979)	260,280	40,776

Effect of changes in foreign exchange rates on cash	—	—	(535)	—	(535)

Decrease in cash and cash equivalents	(49,516)	(4,609)	(33,899)	—	(88,024)
Cash and cash equivalents at beginning of year	84,476	6,329	83,431	—	174,236

Cash and cash equivalents at end of period	$34,960	$1,720	$49,532	$—	$86,212

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Innerwear. The Innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, socks and thermals, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes, Champion, C9 by Champion and Polo Ralph Lauren brand names. Our direct-to-consumer retail operations are included within the Innerwear segment. The retail operations include our value-based (“outlet”) stores, internet operations and catalogs which sell products from our portfolio of leading brands. As of October 3, 2009 and January 3, 2009, we had 228 and 213 outlet stores, respectively. Net sales for the nine months ended October 3, 2009 from our Innerwear segment were $1.71 billion, representing approximately 58% of total segment net sales.

•	Outerwear. We are a leader in the casualwear and activewear markets through our Hanes, Champion and Just My Size brands, where we offer products such as t-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for collegiate apparel and footwear. We also supply our t-shirts, sportshirts and fleece products, including brands such as Hanes, Champion, Outer Banks and Hanes Beefy-T, to customers, primarily wholesalers, who then resell to screen printers and embellishers. Net sales for the nine months ended October 3, 2009 from our Outerwear segment were $776 million, representing approximately 26% of total segment net sales.

•	Hosiery. We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our L’eggs,

Hanes and Just My Size brands. Net sales for the nine months ended October 3, 2009 from our Hosiery segment were $139 million, representing approximately 5% of total segment net sales. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.

•	International. International includes products that span across the Innerwear, Outerwear and Hosiery reportable segments and are primarily marketed under the Hanes, Wonderbra, Champion, Stedman, Playtex, Zorba, Rinbros, Kendall, Sol y Oro, Ritmo and Bali brands. Net sales for the nine months ended October 3, 2009 from our International segment were $295 million, representing approximately 10% of total segment net sales and included sales in Latin America, Asia, Canada and Europe. Canada, Europe, Japan and Mexico are our largest international markets, and we also have sales offices in India and China.

•	Other. Our Other segment primarily consists of sales of yarn to third parties in the United States and Latin America that maintain asset utilization at certain manufacturing facilities and are intended to generate approximate break even margins. Net sales for the nine months ended October 3, 2009 in our Other segment were $12 million, representing less than 1% of total segment net sales. Net sales from our Other segment are expected to continue to be insignificant to us as we complete the implementation of our consolidation and globalization efforts. In September 2009, we announced that we will cease making our own yarn and that we will source all of our yarn requirements from large-scale yarn suppliers, which is expected to further reduce net sales of our Other segment.

Consolidation and Globalization Strategy

We expect to continue our restructuring efforts through the end of 2009 as we continue to execute our consolidation and globalization strategy. We have closed plant locations, reduced our workforce and relocated some of our manufacturing capacity to lower cost locations in Asia, Central America and the Caribbean Basin.

During the nine months of 2009, we announced that we will cease making our own yarn and that we will source all of our yarn requirements from large-scale yarn suppliers. We entered into an agreement with Parkdale America, LLC (“Parkdale America”) under which we agreed to sell or lease assets related to operations at our four yarn manufacturing facilities to Parkdale America. The transaction closed in October 2009 and resulted in Parkdale America operating three of the four facilities. We approved an action to close the fourth yarn manufacturing facility, as well as a yarn warehouse and a cotton warehouse, all located in the United States, which will result in the elimination of approximately 175 positions. We also entered into a yarn purchase agreement with Parkdale America and Parkdale Mills, LLC (together with Parkdale America, “Parkdale”). Under this agreement, which has an initial term of six years, Parkdale will produce and sell to us a substantial amount of our Western Hemisphere yarn requirements. During the first two years of the term, Parkdale will also produce and sell to us a substantial amount of the yarn requirements of our Nanjing, China textile facility.

We have restructured our supply chain over the past three years to create more efficient production clusters that utilize fewer, larger facilities and to balance our production capability between the Western Hemisphere and Asia. With our global supply chain restructured, we are now focused on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. We are focused on optimizing the working capital needs of our supply chain through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership relationships.

In addition to the actions discussed above relating to our yarn operations, during the nine months ended October 3, 2009, in furtherance of our consolidation and globalization strategy, we approved actions to close four manufacturing facilities and two distribution centers in the Dominican Republic, the United States, Honduras, Puerto Rico and Canada, and eliminate an aggregate of approximately 2,925 positions in those countries and El Salvador. In addition, approximately 300 management and administrative positions were eliminated, with the majority of these positions based in the United States. We also have recognized accelerated depreciation with respect to owned or leased assets associated with manufacturing facilities and distribution centers which closed during 2009 or we anticipate closing in the next year as part of our consolidation and globalization strategy. While we believe that this strategy has had and will continue to have a beneficial impact on our operational efficiency and cost structure, we have incurred significant costs to implement these initiatives. In particular, we have recorded charges for severance and other employment-related obligations relating to workforce reductions, as well as payments in connection with lease and other contract terminations. In addition, we incurred charges for one-time write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of manufacturing facilities. These amounts are included in the “Cost of sales,” “Restructuring” and “Selling, general and administrative expenses” lines of our statements of income.

We have made significant progress in our multiyear goal of generating gross savings that could approach or exceed $200 million. As a result of the restructuring actions taken since our spin off from Sara Lee Corporation (“Sara Lee”) on September 5, 2006, our cost structure has been reduced and efficiencies improved, generating savings of $62 million during the nine months ended October 3, 2009. In addition to the savings generated from restructuring actions, we benefited from $21 million in savings related to other cost reduction initiatives during the nine months ended October 3, 2009.

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

Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. While we do enter into short-term supply agreements and hedges from time to time in an attempt to protect our business from the volatility of the market price of cotton, our business can be affected by dramatic movements in cotton prices, although cotton historically represents only 8% of our cost of sales. The cotton prices reflected in our results were 58 cents per pound for the nine months ended October 3, 2009 and 62 cents per pound for the nine months ended September 27, 2008. After taking into consideration the cotton costs currently included in inventory, we expect our cost of cotton to average 55 cents per pound for the full year of 2009 compared to 65 cents per pound for 2008. In addition, during the summer of 2008 we experienced a spike in oil-related commodity prices and other raw materials used in our products, such as dyes and chemicals, and increases in other costs, such as fuel, energy and utility costs. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold. Our results in the nine months of 2009 were impacted by higher costs for cotton and oil-related materials, however we started to benefit in the second quarter of 2009 from lower cotton costs and in the third quarter of 2009 from lower oil-related material costs and other manufacturing costs.

Highlights from the Third Quarter and Nine Months Ended October 3, 2009

•	Total net sales in the third quarter of 2009 were $1.06 billion, compared with $1.15 billion in the same quarter of 2008. Total net sales in the nine-month period in 2009 were $2.90 billion, compared with $3.21 billion in the same nine-month period of 2008.

•	Operating profit was $93 million in the third quarter of 2009, compared with $58 million in the same quarter of 2008. Operating profit was $193 million in the nine-month period in 2009, compared with $259 million in the same nine-month period of 2008.

•	Diluted earnings per share were $0.43 in the third quarter of 2009, compared with $0.17 in the same quarter of 2008. Diluted earnings per share were $0.55 in the nine-month period in 2009, compared with $1.14 in the same nine-month period of 2008.

•	During the first nine months of 2009, we approved actions to close five manufacturing facilities, two distribution centers and two warehouses in the Dominican Republic, the United States, Honduras, Puerto Rico and Canada, and eliminate an aggregate of approximately 3,100 positions in those countries and El Salvador. In addition, approximately 300 management and administrative positions were eliminated, with the majority of these positions based in the United States. In addition, we completed several such actions in 2009 that were approved in 2008.

•	We announced that we will cease making our own yarn and that we will source all of our yarn requirements from large-scale yarn suppliers. We entered into an agreement with Parkdale America under which we agreed to sell or lease assets related to operations at our four yarn manufacturing facilities to Parkdale America. The transaction closed in October 2009 and resulted in Parkdale America operating three of the four facilities. We also entered into a yarn purchase agreement with Parkdale. Under this agreement, which has an initial term of six years, Parkdale will produce and sell to us a substantial amount of our Western Hemisphere yarn requirements. During the first two years of the term, Parkdale will also produce and sell to us a substantial amount of the yarn requirements of our Nanjing, China textile facility.

•	Gross capital expenditures were $100 million during the first nine months of 2009 as we continued to build out our textile and sewing network in Asia, Central America and the Caribbean Basin and were lower by $24 million compared to the nine months of 2008.

•	In September 2009, we made a prepayment of $140 million of principal on the Senior Secured Credit Facility.

•	We ended the third quarter of 2009 with $474 million of borrowing availability under our $500 million revolving loan facility (the “Revolving Loan Facility”), $39 million in cash and cash equivalents and $71 million of borrowing availability under our international loan facilities.

•	In March 2009, we amended our Senior Secured Credit Facility and Accounts Receivable Securitization Facility to provide for additional cushion for the leverage ratio and interest coverage ratio covenant requirements.

Condensed Consolidated Results of Operations — Third Quarter Ended October 3, 2009 Compared with Third Quarter Ended September 27, 2008

	Quarter Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$1,058,673	$1,153,635	$(94,962)	(8.2)%
Cost of sales	701,993	811,851	(109,858)	(13.5)

Gross profit	356,680	341,784	14,896	4.4
Selling, general and administrative expenses	248,267	255,228	(6,961)	(2.7)
Restructuring	15,104	28,355	(13,251)	(46.7)

Operating profit	93,309	58,201	35,108	60.3
Other expenses	2,423	—	2,423	NM
Interest expense, net	42,941	37,253	5,688	15.3

Income before income tax expense	47,945	20,948	26,997	128.9
Income tax expense	6,807	5,028	1,779	35.4

Net income	$41,138	$15,920	$25,218	158.4%

Net Sales

	Quarter Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$1,058,673	$1,153,635	$(94,962)	(8.2)%

Consolidated net sales were lower by $95 million or 8% in the third quarter of 2009 compared to the third quarter of 2008 which reflects the second consecutive quarter of improved sales declines compared to double-digit sales decline rates in the previous two consecutive quarters. Overall retail sales for apparel continued to decline quarter over quarter at most of our larger customers as the continuing recession constrained consumer spending. Our sales incentives were higher in the third quarter of 2009 compared to the third quarter of 2008 as we made significant investments, especially in back-to-school programs and promotions, in this recessionary environment to support retailers and position ourselves for future sales opportunities. Excluding the cost of these investments, our net sales would have declined by 6%. Net sales were also impacted by a shift of approximately $5 million in our back-to-school shipments from July to June in 2009 as compared to 2008.

Innerwear, Outerwear, Hosiery and International segment net sales were lower by $65 million (10%), $19 million (5%), $6 million (12%) and $9 million (8%), respectively, in the third quarter of 2009 compared to the third quarter of 2008.

Innerwear segment net sales were lower (10%) in the third quarter of 2009 compared to the third quarter of 2008, primarily due to lower net sales of intimate apparel (16%), socks (15%), thermals (68%) and male underwear (1%) primarily due to weak sales at retail in this difficult economic environment.

Outerwear segment net sales were lower (5%) in the third quarter of 2009 compared to the third quarter of 2008, primarily due to the lower casualwear net sales (31%) in the wholesale channel which has been highly price competitive especially in this recessionary environment. The lower net sales in the wholesale channel were partially offset by higher Champion brand activewear net sales (7%) and higher casualwear net sales (7%) in the retail channel.

Hosiery segment net sales were lower (12%) in the third quarter of 2009 compared to the third quarter of 2008. The third quarter decline rate was similar to the decline rate in our second quarter of 2009 and an improvement over the previous three consecutive quarters in each of which net sales declined by more than 20%. Hosiery products in all channels continue to be more adversely impacted than other apparel categories by reduced consumer discretionary spending.

International segment net sales were lower (8%) in the third quarter of 2009 compared to the third quarter of 2008, primarily attributable to an unfavorable impact of $7 million related to foreign currency exchange rates and weak demand globally primarily in Europe and Japan which are experiencing recessionary environments similar to that in the United States. Excluding the impact of foreign exchange rates on currency, International segment net sales declined by 2% in the third quarter of 2009 compared to the third quarter of 2008.

Gross Profit

	Quarter Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Gross profit	$356,680	$341,784	$14,896	4.4%

As a percent of net sales, our gross profit was 33.7% in the third quarter of 2009 compared to 29.6% in the third quarter of 2008, increasing as a result of the items described below. Our results in the third quarter of 2009 benefited from lower costs for cotton and oil-related materials and lower other manufacturing costs.

Our gross profit was higher by $15 million in the third quarter of 2009 compared to the third quarter of 2008. Gross profit was higher due to higher product pricing of $28 million before increased sales incentives, lower other manufacturing costs of $17 million, primarily related to cost reductions, partially offset by lower volume at our manufacturing facilities, lower cotton costs of $14 million, savings from our prior restructuring actions of $13 million, lower on-going excess and obsolete inventory costs of $7 million and lower production costs of $2 million related to lower energy and oil-related costs, including freight costs. Accelerated depreciation was lower by $4 million in the third quarter of 2009 compared to the third quarter of 2008.

The higher product pricing is due to the implementation of an average gross price increase of four percent in our domestic product categories in February 2009. The range of price increases varies by individual product category. The lower excess and obsolete inventory costs in the third quarter of 2009 are attributable to both our continuous evaluation of inventory levels and simplification of our product category offerings. We realized these benefits by driving down obsolete inventory levels through aggressive management and promotions.

The cotton prices reflected in our results were 49 cents per pound in the third quarter of 2009 as compared to 69 cents per pound in the third quarter of 2008. After taking into consideration the cotton costs currently included in inventory, we expect our cost of cotton to average 55 cents per pound for the full year of 2009 compared to 65 cents per pound for 2008.

Our gross profit was negatively impacted by lower sales volume of $41 million, higher sales incentives of $23 million, an unfavorable product sales mix of $16 million, higher cost of finished goods sourced from third party manufacturers of $4 million primarily resulting from foreign exchange transaction losses and a $2 million unfavorable impact related to foreign currency exchange rates. Our sales incentives were higher as we made significant investments, especially in back-to-school programs and promotions, in this recessionary environment to support retailers and position ourselves for future sales opportunities. The unfavorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the U.S. dollar compared to the Mexican peso, Canadian dollar and Brazilian real partially offset by the strengthening of the Japanese yen compared to the U.S. dollar during the third quarter of 2009 compared to the third quarter of 2008.

We incurred lower one-time restructuring related write-offs of $14 million in the third quarter of 2009 compared to the third quarter of 2008 for stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate.

Selling, General and Administrative Expenses

	Quarter Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$248,267	$255,228	$(6,961)	(2.7)%

Our selling, general and administrative expenses were $7 million lower in the third quarter of 2009 compared to the third quarter of 2008. Our continued focus on cost reductions resulted in lower expenses in the third quarter of 2009 compared to the third quarter of 2008 related to savings of $10 million from our prior restructuring actions for compensation and related benefits, lower bad debt expense of $7 million primarily due to a customer bankruptcy in the third quarter of 2008 and lower technology expenses of $2 million. In addition, our distribution expenses were lower by $4 million in the third quarter of 2009 compared to 2008, which was primarily attributable to lower sales volume that reduced our labor, postage and freight expenses and lower rework expenses in our distribution centers.

These lower expenses were partially offset by higher accelerated depreciation of $3 million due to a noncash credit impacting the third quarter of 2008 which did not reoccur in 2009, higher non-media related media, advertising and promotion (“MAP”) expenses of $2 million. In addition, we incurred higher other expenses of $2 million related to amending the terms of all outstanding stock options granted under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 that had an original term of five or seven years to the tenth anniversary of the original grant date.

Our media related MAP expenses were flat in the third quarter of 2009 compared to the third quarter of 2008. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

Our pension expense, which is noncash, was higher by $8 million in the third quarter of 2009 compared to the third quarter of 2008. The higher pension expense is primarily due to the lower funded status of our pension plans at the end of 2008, which resulted from a decline in the fair value of plan assets due to the stock market’s performance during 2008 and a higher discount rate at the end of 2008.

We also incurred higher expenses of $1 million in the third quarter of 2009 compared to the third quarter of 2008 as a result of opening retail stores. We opened two retail stores during the third quarter of 2009. Changes due to foreign currency exchange rates, which are included in the impact of the changes discussed above, resulted in lower selling, general and administrative expenses of $2 million in the third quarter of 2009 compared to the third quarter of 2008.

Restructuring

	Quarter Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Restructuring	$15,104	$28,355	$(13,251)	(46.7)%

During the third quarter of 2009, we announced that we will cease making our own yarn and that we will source all of our yarn requirements from large-scale yarn suppliers. We entered into an agreement with Parkdale America under which we agreed to sell or lease assets related to operations at our four yarn manufacturing facilities to Parkdale America. The transaction closed in October 2009 and resulted in Parkdale America operating three of the four facilities. We approved an action to close the fourth yarn manufacturing facility, as well as a yarn warehouse and a cotton warehouse, all located in the United States, which will result in the elimination of approximately 175 positions. We also entered into a yarn purchase agreement with Parkdale. Under this agreement, which has an initial term of six years, Parkdale will produce and sell to us a substantial amount of our Western Hemisphere yarn requirements. During the first two years of the term, Parkdale will also produce and sell to us a substantial amount of the yarn requirements of our Nanjing, China textile facility.

During the third quarter of 2009, we also approved an action to close a manufacturing facility in Puerto Rico which will result in the elimination of approximately 125 positions.

During the third quarter of 2009, we recorded charges related to employee termination and other benefits of $6 million recognized in accordance with benefit plans previously communicated to the affected employee group, fixed asset impairment charges of $5 million, charges related to contract obligations of $3 million and other exit costs of $1 million primarily related to moving equipment and inventory from closed facilities. These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.

During the third quarter of 2008, we incurred $28 million in restructuring charges which primarily related to employee termination and other benefits and charges related to exiting supply contracts associated with plant closures approved during that period.

Operating Profit

	Quarter Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Operating profit	$93,309	$58,201	$35,108	60.3%

Operating profit was higher in the third quarter of 2009 compared to the third quarter of 2008 as a result of higher gross profit of $15 million, lower restructuring and related charges of $13 million and lower selling, general and administrative expenses of $7 million.

Other Expenses

	Quarter Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Other expenses	$2,423	$—	$2,423	NM

During the third quarter of 2009, we incurred a $2 million loss on early extinguishment of debt related to unamortized debt issuance costs resulting from the prepayment of $140 million of principal in September 2009.

Interest Expense, Net

	Quarter Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$42,941	$37,253	$5,688	15.3%

Interest expense, net was higher by $6 million in the third quarter of 2009 compared to the third quarter of 2008. The amendments of our Senior Secured Credit Facility and Accounts Receivable Securitization Facility in March 2009, which increased our interest-rate margin by 300 basis points and 325 basis points, respectively, increased interest expense in the third quarter of 2009 compared to the third quarter of 2008 by $10 million, which was partially offset by a lower London Interbank Offered Rate, or “LIBOR,” and lower outstanding debt balances that reduced interest expense by $4 million. Our weighted average interest rate on our outstanding debt was 6.94% during the third quarter of 2009 compared to 5.80% in the third quarter of 2008.

At October 3, 2009, we had outstanding interest rate hedging arrangements whereby we have capped the LIBOR interest rate component on $400 million of our floating rate debt at 3.50% and have fixed the LIBOR interest rate component on $1.4 billion of our floating rate debt at approximately 4.16%. Approximately 88% of our total debt outstanding at October 3, 2009 was at a fixed or capped LIBOR rate.

Income Tax Expense

	Quarter Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Income tax expense	$6,807	$5,028	$1,779	35.4%

Our effective income tax rate was 14% in the third quarter of 2009 compared to 24% in the third quarter of 2008. The lower effective income tax rate is attributable primarily to a higher proportion of our earnings attributed to foreign subsidiaries which are taxed at rates lower than the U.S. statutory rate. Our effective tax rate reflects our strategic initiative to make substantial capital investments outside the United States in our global supply chain in 2009.

Net Income

	Quarter Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net income	$41,138	$15,920	$25,218	158.4%

Net income for the third quarter of 2009 was higher than the third quarter of 2008 primarily due to higher operating profit of $35 million partially offset by higher interest expense of $6 million, higher other expenses of $2 million and higher income tax expense of $2 million.

Operating Results by Business Segment — Third Quarter Ended October 3, 2009 Compared with Third Quarter Ended September 27, 2008

	Quarter Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$585,327	$650,372	$(65,045)	(10.0)%
Outerwear	329,721	348,467	(18,746)	(5.4)
Hosiery	43,944	50,197	(6,253)	(12.5)
International	107,399	116,581	(9,182)	(7.9)
Other	3,745	4,769	(1,024)	(21.5)

Total segment net sales	1,070,136	1,170,386	(100,250)	(8.6)
Intersegment	(11,463)	(16,751)	(5,288)	(31.6)

Total net sales	$1,058,673	$1,153,635	$(94,962)	(8.2)%
Segment operating profit (loss):
Innerwear	$69,325	$71,097	$(1,772)	(2.5)%
Outerwear	35,369	19,243	16,126	83.8
Hosiery	13,834	13,081	753	5.8
International	9,217	14,010	(4,793)	(34.2)
Other	(1,712)	314	(2,026)	(645.2)

Total segment operating profit:	126,033	117,745	8,288	7.0
Items not included in segment operating profit:
General corporate expenses	(13,938)	(12,593)	1,345	10.7
Amortization of trademarks and other
intangibles	(3,112)	(3,045)	67	2.2
Restructuring	(15,104)	(28,355)	(13,251)	(46.7)
Inventory write-off included in cost of sales	(269)	(14,027)	(13,758)	(98.1)
Accelerated depreciation included in cost of sales	(118)	(4,011)	(3,893)	(97.1)
Accelerated depreciation included in selling,
general and administrative expenses	(183)	2,487	2,670	107.4

Total operating profit	93,309	58,201	35,108	60.3
Other expenses	(2,423)	—	2,423	NM
Interest expense, net	(42,941)	(37,253)	5,688	15.3

Income before income tax expense	$47,945	$20,948	$26,997	128.9%

Innerwear
	Quarter Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$585,327	$650,372	$(65,045)	(10.0)%
Segment operating profit	69,325	71,097	(1,772)	(2.5)

Overall net sales in the Innerwear segment were lower by $65 million or 10% in the third quarter of 2009 compared to the third quarter of 2008 as we continued to be negatively impacted by weak consumer demand related to the recessionary environment. Total intimate apparel net sales were $40 million lower in the third quarter of 2009 compared to the third quarter of 2008 and represents 62% of the total segment net sales decline. We believe the lower net sales in our Hanes brand of $13 million, our smaller brands (barely there, Just My Size and Wonderbra) of $13 million, our Playtex brand of $11 million and our Bali brand of $2 million were primarily attributable to weaker sales at retail as a result of the recessionary environment.

Net sales in our male underwear product category declined $3 million in the third quarter of 2009 compared to the third quarter of 2008. Lower net sales in our socks product category reflect a decline in Hanes brand net sales of $7 million and Champion brand net sales of $5 million in the third quarter of 2009 compared to the third quarter of 2008. Net sales in our thermals business were lower by $6 million in the third quarter of 2009 compared to the third quarter of 2008. Net sales in our direct-to-consumer retail business were slightly higher due to the addition of recently opened retail stores. Net sales were also impacted by a shift of approximately $5 million in our back-to-school shipments from July to June in 2009 as compared to 2008.

The Innerwear segment gross profit was lower by $5 million in the third quarter of 2009 compared to the third quarter of 2008. The lower gross profit was due to lower sales volume of $34 million, higher sales incentives of $11 million due to investments made with retailers and an unfavorable product sales mix of $6 million. Higher costs were partially offset by higher product pricing of $24 million before increased sales incentives, lower other manufacturing costs of $8 million primarily related to cost reductions at our manufacturing facilities, savings from our prior restructuring actions of $6 million, lower cotton costs of $5 million and lower on-going excess and obsolete inventory costs of $3 million.

As a percent of segment net sales, gross profit in the Innerwear segment was 37.5% in the third quarter of 2009 compared to 34.4% in the third quarter of 2008, increasing as a result of the items described above.

The lower Innerwear segment operating profit in the third quarter of 2009 compared to the third quarter of 2008 was primarily attributable to lower gross profit, higher pension expense of $5 million, higher other non-media related MAP expenses of $3 million and higher expenses of $1 million as a result of opening retail stores, partially offset by savings of $6 million from prior restructuring actions primarily for compensation and related benefits, lower bad debt expense of $4 million primarily due to a customer bankruptcy in the third quarter of 2008 and lower distribution expenses of $3 million.

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the third quarter of 2009 is consistent with the third quarter of 2008. Our consolidated selling, general and administrative expenses before segment allocations was $7 million lower in the third quarter of 2009 compared to the third quarter of 2008.

Outerwear

	Quarter Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$329,721	$348,467	$(18,746)	(5.4)%
Segment operating profit	35,369	19,243	16,126	83.8

Net sales in the Outerwear segment were lower by $19 million or 5% in the third quarter of 2009 compared to the third quarter of 2008, primarily as a result of lower casualwear net sales of $32 million in our wholesale channel which has been highly price competitive especially in this recessionary environment. These lower net sales were partially offset by higher net sales of our Champion brand activewear of $8 million and higher casualwear net sales in our retail channel of $8 million. Our Champion brand sales continue to benefit from our marketing investment in the brand. The higher casualwear net sales in our retail channel were primarily attributed to additional sales in the third quarter of 2009 resulting from an exclusive long-term agreement entered into with Wal-Mart in April 2009 that significantly expanded the presence of our Just My Size brand in all Wal-Mart stores.

The Outerwear segment gross profit was higher by $12 million in the third quarter of 2009 compared to the third quarter of 2008. The higher gross profit was due to lower cotton costs of $9 million, lower other manufacturing costs of $8 million primarily related to cost reductions at our manufacturing facilities, savings of $7 million from our prior restructuring actions and lower on-going excess and obsolete inventory costs of $5 million. Lower costs were partially offset by higher sales incentives of $8 million due to investments made with retailers, unfavorable product sales mix of $7 million and lower sales volume of $4 million.

As a percent of segment net sales, gross profit in the Outerwear segment was 25.9% in the third quarter of 2009 compared to 21.1% in the third quarter of 2008, increasing as a result of the items described above.

The higher Outerwear segment operating profit in the third quarter of 2009 compared to the third quarter of 2008 was primarily attributable to higher gross profit, savings of $3 million from our prior restructuring actions and lower bad debt expense of $2 million primarily due to a customer bankruptcy in the third quarter of 2008. Lower expenses were partially offset by higher pension expense of $2 million.

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the third quarter of 2009 is consistent with the third quarter of 2008. Our consolidated selling, general and administrative expenses before segment allocations was $7 million lower in the third quarter of 2009 compared to the third quarter of 2008.

Hosiery

	Quarter Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$43,944	$50,197	$(6,253)	(12.5)%
Segment operating profit	13,834	13,081	753	5.8

Net sales in the Hosiery segment declined by $6 million or 12%, which was primarily due to lower sales of our L’eggs brand to mass retailers and food and drug stores and our Hanes brand to national chains and department stores. The third quarter decline rate was similar to the decline rate in our second quarter of 2009 and an improvement over the previous three consecutive quarters in each of which net sales declined by more than 20%. Hosiery products continue to be more adversely impacted than other apparel categories by reduced consumer discretionary spending, which contributes to weaker retail sales and lowering of inventory levels by retailers. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

The Hosiery segment gross profit was lower by $1 million in the third quarter of 2009 compared to the third quarter of 2008. The lower gross profit for the third quarter of 2009 compared to the third quarter of 2008 was the result of lower sales volume of $3 million and higher sales incentives of $2 million due to investments made with retailers but partially offset by lower other manufacturing costs of $2 million and higher product pricing of $2 million.

As a percent of segment net sales, gross profit in the Hosiery segment was 45.8% in the third quarter of 2009 compared to 42.4% in the third quarter of 2008, increasing as a result of the items described above.

The higher Hosiery segment operating profit in the third quarter of 2009 compared to the third quarter of 2008 is primarily attributable to lower distribution expenses of $1 million and savings of $1 million from our prior restructuring actions, partially offset by lower gross profit.

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the third quarter of 2009 is consistent with the third quarter of 2008. Our consolidated selling, general and administrative expenses before segment allocations was $7 million lower in the third quarter of 2009 compared to the third quarter of 2008.

International

	Quarter Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$107,399	$116,581	$(9,182)	(7.9)%
Segment operating profit	9,217	14,010	(4,793)	(34.2)

Overall net sales in the International segment were lower by $9 million or 8% in the third quarter of 2009 compared to the third quarter of 2008 primarily attributable to an unfavorable impact of $7 million related to foreign currency exchange rates and weak demand globally primarily in Europe and Japan which are experiencing recessionary environments similar to that in the United States. Excluding the impact of foreign exchange rates on currency, International segment net sales declined by 2% in the third quarter of 2009 compared to the third quarter of 2008. The unfavorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the U.S. dollar compared to the Mexican peso, Canadian dollar and Brazilian real partially offset by the strengthening of the Japanese yen compared to the U.S. dollar during the third quarter of 2009 compared to the third quarter of 2008. During the third quarter of 2009, we experienced lower net sales, in each case excluding the impact of foreign currency exchange rates, in our casualwear business in Europe of $7 million and in our male underwear and activewear businesses in Japan of $3 million, partially offset by higher net sales in our intimate apparel business in Mexico of $3 million and in our intimate apparel and male underwear businesses in Canada of $2 million.

The International segment gross profit was lower by $8 million in the third quarter of 2009 compared to the third quarter of 2008. The lower gross profit was a result of higher cost of finished goods sourced from third party manufacturers of $4 million primarily resulting from foreign exchange transaction losses, higher sales incentives of $2 million, an unfavorable impact related to foreign currency exchange rates of $2 million, an unfavorable product sales mix of $2 million and lower sales volume of $1 million. Higher costs were partially offset by higher product pricing of $3 million.

As a percent of segment net sales, gross profit in the International segment was 36.1% in the third quarter of 2009 compared to the third quarter of 2008 at 40.1%, declining as a result of the items described above.

The lower International segment operating profit in the third quarter of 2009 compared to the third quarter of 2008 is primarily attributable to the lower gross profit, partially offset by lower media related MAP expenses of $2 million. The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a similar impact on segment operating profit in the third quarter of 2009 and the third quarter of 2008.

Other

	Quarter Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$3,745	$4,769	$(1,024)	(21.5)%
Segment operating profit (loss)	(1,712)	314	(2,026)	(645.2)

Sales in our Other segment primarily consist of sales of yarn to third parties which are intended to maintain asset utilization at certain manufacturing facilities and generate approximate break even margins. We expect sales of our Other segment to continue to be insignificant to us as we complete the implementation of our consolidation and globalization efforts. In September 2009, we announced that we will cease making our own yarn and that we will source all of our yarn requirements from large-scale yarn suppliers, which is expected to further reduce net sales of our Other segment.

General Corporate Expenses

General corporate expenses were higher in the third quarter of 2009 compared to the third quarter of 2008 primarily due to higher other expenses of $2 million related to amending the terms of all outstanding stock options granted under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 that had an original term of five or seven years to the tenth anniversary of the original grant date.

Condensed Consolidated Results of Operations — Nine Months Ended October 3, 2009 Compared with Nine Months Ended September 27, 2008

	Nine Months Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$2,902,536	$3,213,653	$(311,117)	(9.7)%
Cost of sales	1,960,589	2,145,949	(185,360)	(8.6)

Gross profit	941,947	1,067,704	(125,757)	(11.8)
Selling, general and administrative expenses	702,204	776,267	(74,063)	(9.5)
Restructuring	46,319	32,355	13,964	43.2

Operating profit	193,424	259,082	(65,658)	(25.3)
Other expenses	6,537	—	6,537	NM
Interest expense, net	124,548	115,282	9,266	8.0

Income before income tax expense	62,339	143,800	(81,461)	(56.6)
Income tax expense	9,974	34,512	(24,538)	(71.1)

Net income	$52,365	$109,288	$(56,923)	(52.1)%

Net Sales
	Nine Months Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$2,902,536	$3,213,653	$(311,117)	(9.7)%

Consolidated net sales were lower by $311 million or 10% in the nine months of 2009 compared to 2008. The net sales decline in the nine months of 2009 was primarily attributed to the recessionary environment that continued into the first nine months of 2009. Overall retail sales for apparel continued to decline during 2009 at most of our larger customers as the continuing recession constrained consumer spending. Our sales incentives were higher in the nine months of 2009 compared to 2008 as we made significant investments, especially in back-to-school programs and promotions, in this recessionary environment to support retailers and position ourselves for future sales opportunities. Excluding the cost of these investments, our net sales would have declined by 9%.

Innerwear, Outerwear, Hosiery and International segment net sales were lower by $120 million (7%), $105 million (12%), $27 million (16%) and $57 million (16%), respectively, in the nine months of 2009 compared to 2008. Our Other segment net sales were lower, as expected, by $8 million in the nine months of 2009 compared to 2008.

Innerwear segment net sales were lower (7%) in the nine months of 2009 compared to 2008, primarily due to lower net sales of intimate apparel (13%) and socks (12%) primarily due to weak sales at retail in this difficult economic environment, partially offset by stronger net sales (2%) in our male underwear product category.

Outerwear segment net sales were lower (12%) in the nine months of 2009 compared to 2008, primarily due to the lower casualwear net sales in both the retail (27%) and wholesale (21%) channels. The wholesale channel has been highly price competitive especially in this recessionary environment. The lower casualwear net sales in the retail and wholesale channels were partially offset by higher net sales (8%) of our Champion brand activewear. The results for the first half of 2009 were negatively impacted by losses of seasonal programs in the retail casualwear channel that are not impacting our results in the second half of 2009.

Hosiery segment net sales were lower (16%) in the nine months of 2009 compared to 2008. The net sales decline rate over the most recent two consecutive quarters has improved compared to the net sales decline rate for the second half of 2008 and the first quarter of 2009 in each of which net sales declined by more than 20%. Hosiery products in all channels continue to be more adversely impacted than other apparel categories by reduced consumer discretionary spending.

International segment net sales were lower (16%) in the nine months of 2009 compared to 2008, primarily attributable to an unfavorable impact of $31 million related to foreign currency exchange rates and weak demand globally primarily in Europe, Japan and Canada which are experiencing recessionary environments similar to that in the United States. Excluding the impact of foreign exchange rates on currency, International segment net sales declined by 8% in the nine months of 2009 compared to 2008.

Gross Profit

	Nine Months Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Gross profit	$941,947	$1,067,704	$(125,757)	(11.8)%

Our gross profit was lower by $126 million in the nine months of 2009 compared to 2008. As a percent of net sales, our gross profit was 32.5% in the nine months of 2009 compared to 33.2% in 2008, declining as a result of the items described below.

Gross profit was lower due to lower sales volume of $139 million, unfavorable product sales mix of $53 million and higher sales incentives of $31 million. Our sales incentives were higher as we made significant investments, especially in back-to-school programs and promotions, in this recessionary environment to support retailers and position ourselves for future sales opportunities. Other factors contributing to lower gross profit were higher production costs of $21 million related to higher energy and oil-related costs, including freight costs, higher other manufacturing costs of $16 million primarily related to lower volume partially offset by cost reductions at our manufacturing facilities, other vendor price increases of $13 million, higher cost of finished goods sourced from third party manufacturers of $12 million primarily resulting from foreign exchange transaction losses, an $11 million unfavorable impact related to foreign currency exchange rates and $3 million of higher start-up and shutdown costs associated with the consolidation and globalization of our supply chain. The unfavorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the U.S. dollar compared to the Mexican peso, Canadian dollar, Brazilian real and Euro partially offset by the strengthening of the Japanese yen compared to the U.S. dollar during the nine months of 2009 compared to 2008.

Our gross profit was positively impacted by higher product pricing of $91 million before increased sales incentives, savings from our prior restructuring actions of $38 million, lower on-going excess and obsolete inventory costs of $18 million and lower cotton costs of $8 million. The higher product pricing was due to the implementation of an average gross price increase of four percent in our domestic product categories in February 2009. The range of price increases varies by individual product category. The lower excess and obsolete inventory costs in the first nine months of 2009 are attributable to both our continuous evaluation of inventory levels and simplification of our product category offerings. We realized these benefits by driving down obsolete inventory levels through aggressive management and promotions.

The cotton prices reflected in our results were 58 cents per pound in the nine months of 2009 as compared to 62 cents per pound in 2008. After taking into consideration the cotton costs currently included in inventory, we expect our cost of cotton to average 55 cents per pound for the full year of 2009 compared to 65 cents per pound for 2008. Energy and oil-related costs were higher due to a spike in oil-related commodity prices during the summer of 2008. Our results in the nine months of 2009 were impacted by higher costs for cotton and oil-related materials, however we started to benefit in the second quarter of 2009 from lower cotton costs and in the third quarter of 2009 from lower oil-related material costs and other manufacturing costs.

We incurred lower one-time restructuring related write-offs of $11 million in the nine months of 2009 compared to 2008 for stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate. Accelerated depreciation was lower by $9 million in the nine months of 2009 compared to 2008.

Selling, General and Administrative Expenses

	Nine Months Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$702,204	$776,267	$(74,063)	(9.5)%

Our selling, general and administrative expenses were $74 million lower in the nine months of 2009 compared to 2008. Our continued focus on cost reductions resulted in lower expenses in the nine months of 2009 compared to 2008 related to savings of $24 million from our prior restructuring actions for compensation and related benefits, lower technology expenses of $21 million, lower bad debt expense of $7 million primarily due to a customer bankruptcy in 2008, lower selling and other marketing related expenses of $5 million, lower consulting related expenses of $3 million and lower non-media related MAP expenses of $1 million. In addition, our distribution expenses were lower by $12 million in the nine months of 2009 compared to 2008, which was primarily attributable to lower sales volume that reduced our labor, postage and freight expenses and lower rework expenses in our distribution centers.

Our media related MAP expenses were $34 million lower in the nine months of 2009 compared to 2008 as we chose to reduce our spending. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

Our pension and stock compensation expenses, which are noncash, were higher by $24 million and $5 million, respectively, in the nine months of 2009 compared to 2008. The higher pension expense is primarily due to the lower funded status of our pension plans at the end of 2008, which resulted from a decline in the fair value of plan assets due to the stock market’s performance during 2008 and a higher discount rate at the end of 2008.

We also incurred higher expenses of $4 million in the nine months of 2009 compared to 2008 as a result of opening retail stores. We opened 17 retail stores during the nine months of 2009. In addition, we incurred higher other expenses of $2 million related to amending the terms of all outstanding stock options granted under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 that had an original term of five or seven years to the tenth anniversary of the original grant date. Changes due to foreign currency exchange rates, which are included in the impact of the changes discussed above, resulted in lower selling, general and administrative expenses of $9 million in the nine months of 2009 compared to 2008.

Restructuring

	Nine Months Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
		(dollars in thousands)

Restructuring	$46,319	$32,355	$13,964	43.2%

During the nine months of 2009, we announced that we will cease making our own yarn and that we will source all of our yarn requirements from large-scale yarn suppliers. We entered into an agreement with Parkdale America under which we agreed to sell or lease assets related to operations at our four yarn manufacturing facilities to Parkdale America. The transaction closed in October 2009 and resulted in Parkdale America operating three of the four facilities. We approved an action to close the fourth yarn manufacturing facility, as well as a yarn warehouse and a cotton warehouse, all located in the United States, which will result in the elimination of approximately 175 positions. We also entered into a yarn purchase agreement with Parkdale. Under this agreement, which has an initial term of six years, Parkdale will produce and sell to us a substantial amount of our Western Hemisphere yarn requirements. During the first two years of the term, Parkdale will also produce and sell to us a substantial amount of the yarn requirements of our Nanjing, China textile facility.

In addition to the actions discussed above, during the nine months of 2009 we approved actions to close four manufacturing facilities and two distribution centers in the Dominican Republic, the United States, Honduras, Puerto Rico and Canada which will result in the elimination of an aggregate of approximately 2,925 positions in those countries and El Salvador. The production capacity represented by the manufacturing facilities will be relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. In addition, approximately 300 management and administrative positions were eliminated, with the majority of these positions based in the United States.

During the nine months of 2009, we recorded charges related to employee termination and other benefits of $21 million recognized in accordance with benefit plans previously communicated to the affected employee group, charges related to contract obligations of $12 million, other exit costs of $7 million related to moving equipment and inventory from closed facilities and fixed asset impairment charges of $6 million.

In the nine months of 2009, we recorded one-time write-offs of $4 million of stranded raw materials and work in process inventory related to the closure of manufacturing facilities and recorded in the “Cost of sales” line. The raw materials and work in process inventory was determined not to be salvageable or cost-effective to relocate. In addition, in connection with our consolidation and globalization strategy, we recognized noncash charges of $2 million and $11 million in nine months of 2009 and the nine months of 2008, respectively, in the “Cost of sales” line and a noncash charge of $1 million and a noncash credit of $1 million in the “Selling, general and administrative expenses” line in the nine months of 2009 and nine months of 2008, respectively, related to accelerated depreciation of buildings and equipment for facilities that have been closed or will be closed.

These actions, which are a continuation of our consolidation and globalization strategy, are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity.

During the nine months of 2008, we incurred $32 million in restructuring charges which primarily related to employee termination and other benefits and charges related to exiting supply contracts associated with plant closures approved during that period.

Operating Profit

	Nine Months Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Operating profit	$193,424	$259,082	$(65,658)	(25.3)%

Operating profit was lower in the nine months of 2009 compared to 2008 as a result of lower gross profit of $126 million and higher restructuring and related charges of $14 million, partially offset by lower selling, general and administrative expenses of $74 million. Changes in foreign currency exchange rates had an unfavorable impact on operating profit of $2 million in the nine months of 2009 compared to 2008.

Other Expenses

	Nine Months Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Other expenses	$6,537	$—	$6,537	NM

During the nine months of 2009, we incurred costs of $4 million to amend the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility. In March 2009, we amended these credit facilities to provide for additional cushion in our financial covenant requirements. These amendments delay the most restrictive debt-leverage ratio requirements from the fourth quarter of 2009 to the third quarter of 2011. In April 2009, we amended the Accounts Receivable Securitization Facility to generally increase over time the amount of funding that will be available under the facility as compared to the amount that would be available pursuant to the amendment to that facility that we entered into in March 2009. In addition, during the nine months of 2009 we incurred a $2 million loss on early extinguishment of debt related to unamortized debt issuance costs resulting from the prepayment of $140 million of principal in September 2009.

Interest Expense, Net

	Nine Months Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$124,548	$115,282	$9,266	8.0%

Interest expense, net was higher by $9 million in the nine months of 2009 compared to 2008. The amendments of our Senior Secured Credit Facility and Accounts Receivable Securitization Facility, which increased our interest-rate margin by 300 basis points and 325 basis points, respectively, increased interest expense in the nine months of 2009 compared to 2008 by $24 million, which was partially offset by a lower LIBOR and lower outstanding debt balances that reduced interest expense by $15 million. Our weighted average interest rate on our outstanding debt was 6.84% during the nine months of 2009 compared to 6.17% in 2008.

At October 3, 2009, we had outstanding interest rate hedging arrangements whereby we have capped the LIBOR interest rate component on $400 million of our floating rate debt at 3.50% and have fixed the LIBOR interest rate component on $1.4 billion of our floating rate debt at approximately 4.16%. Approximately 88% of our total debt outstanding at October 3, 2009 was at a fixed or capped LIBOR rate.

Income Tax Expense

	Nine Months Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Income tax expense	$9,974	$34,512	$(24,538)	(71.1)%

Our estimated annual effective income tax rate was 16% in the nine months of 2009 compared to 24% in 2008. The lower effective income tax rate is attributable primarily to a higher proportion of our earnings attributed to foreign subsidiaries which are taxed at rates lower than the U.S. statutory rate. Our estimated annual effective tax rate reflects our strategic initiative to make substantial capital investments outside the United States in our global supply chain in 2009.

Net Income

	Nine Months Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net income	$52,365	$109,288	$(56,923)	(52.1)%

Net income for the nine months of 2009 was lower than 2008 primarily due to lower operating profit of $66 million, higher interest expense of $9 million and higher other expenses of $7 million, partially offset by lower income tax expense of $25 million.

Operating Results by Business Segment — Nine Months Ended October 3, 2009 Compared with Nine Months Ended September 27, 2008

	Nine Months Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$1,710,920	$1,830,437	$(119,517)	(6.5)%
Outerwear	776,282	880,809	(104,527)	(11.9)
Hosiery	139,300	166,672	(27,372)	(16.4)
International	294,674	352,120	(57,446)	(16.3)
Other	12,022	20,064	(8,042)	(40.1)

Total segment net sales	2,933,198	3,250,102	(316,904)	(9.8)
Intersegment	(30,662)	(36,449)	(5,787)	(15.9)

Total net sales	$2,902,536	$3,213,653	$(311,117)	(9.7)%
Segment operating profit (loss):
Innerwear	$210,443	$204,714	$5,729	2.8%
Outerwear	23,269	55,587	(32,318)	(58.1)
Hosiery	42,678	52,944	(10,266)	(19.4)
International	28,089	47,662	(19,573)	(41.1)
Other	(4,395)	304	(4,699)	NM

Total segment operating profit	300,084	361,211	(61,127)	(16.9)
Items not included in segment operating profit:
General corporate expenses	(44,602)	(37,128)	7,474	20.1
Amortization of trademarks and other intangibles	(9,293)	(8,683)	610	7.0
Restructuring	(46,319)	(32,355)	13,964	43.2
Inventory write-off included in cost of sales	(3,516)	(14,027)	(10,511)	(74.9)
Accelerated depreciation included in cost of sales	(2,392)	(11,202)	(8,810)	(78.6)
Accelerated depreciation included in selling, general and administrative expenses	(538)	1,266	1,804	142.5

Total operating profit	193,424	259,082	(65,658)	(25.3)
Other expenses	(6,537)	—	6,537	NM
Interest expense, net	(124,548)	(115,282)	9,266	8.0

Income before income tax expense	$62,339	$143,800	$(81,461)	(56.6)%

Innerwear
	Nine Months Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$1,710,920	$1,830,437	$(119,517)	(6.5)%
Segment operating profit	210,443	204,714	5,729	2.8

Overall net sales in the Innerwear segment were lower by $120 million or 7% in the nine months of 2009 compared to 2008 as we continued to be negatively impacted by weak consumer demand related to the recessionary environment. Total intimate apparel net sales were $96 million lower in the nine months of 2009 compared to 2008 and represents 80% of the total segment net sales decline. We believe our lower net sales in our Hanes brand of $34 million, our smaller brands (barely there, Just My Size and Wonderbra) of $29 million and our Playtex brand of $28 million were primarily attributable to weaker sales at retail. Our Bali brand intimate apparel net sales in the nine months of 2009 were flat compared to 2008.

Total male underwear net sales were $13 million higher in the nine months of 2009 compared to 2008 which reflect higher net sales in our Hanes brand of $19 million, partially offset by lower net sales of our Champion brand of $6 million. The higher Hanes brand male underwear sales reflect growth in key segments of this category such as crewneck and V-neck T-shirts and boxer briefs and product innovations like the Comfort Fit waistbands. Lower net sales in our socks product category of $28 million in the nine months of 2009 compared to 2008 reflect a decline in Hanes and Champion brand net sales in our men’s and kids’ product category. Net sales in our thermals business were lower by $2 million in the nine months of 2009 compared to 2008. Net sales in our direct-to-consumer retail business were flat due to higher sales at our outlet stores resulting from the addition of recently opened retail stores offset by lower internet sales.

The Innerwear segment gross profit was lower by $39 million in the nine months of 2009 compared to 2008. The lower gross profit was due to lower sales volume of $74 million, higher sales incentives of $19 million due to investments made with retailers, unfavorable product sales mix of $18 million, higher production costs of $12 million related to higher energy and oil-related costs, including freight costs, other vendor price increases of $9 million and higher other manufacturing costs of $3 million. Higher costs were partially offset by higher product pricing of $64 million before increased sales incentives, savings from our prior restructuring actions of $19 million, lower on-going excess and obsolete inventory costs of $11 million and lower cotton costs of $2 million.

As a percent of segment net sales, gross profit in the Innerwear segment was 37.4% in the nine months of 2009 compared to 37.1% in 2008, increasing as a result of the items described above.

The higher Innerwear segment operating profit in the nine months of 2009 compared to 2008 was primarily attributable to lower media related MAP expenses of $31 million, savings of $14 million from prior restructuring actions primarily for compensation and related benefits, lower technology expenses of $11 million, lower distribution expenses of $5 million and lower bad debt expense of $4 million primarily due to a customer bankruptcy in 2008, partially offset by lower gross profit, higher pension expense of $14 million, higher expenses of $4 million as a result of opening retail stores and higher other non-media related MAP expenses of $2 million.

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the nine months of 2009 is consistent with 2008. Our consolidated selling, general and administrative expenses before segment allocations was $74 million lower in the nine months of 2009 compared to 2008.

Outerwear

	Nine Months Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$776,282	$880,809	$(104,527)	(11.9)%
Segment operating profit	23,269	55,587	(32,318)	(58.1)

Net sales in the Outerwear segment were lower by $105 million or 12% in the nine months of 2009 compared to 2008, primarily as a result of lower casualwear net sales in our retail and wholesale channels of $66 million and $65 million, respectively. The lower retail casualwear net sales reflect an $89 million impact due to the losses of seasonal programs not renewed for 2009 that only impacted the first half of 2009, partially offset by additional sales resulting from an exclusive long-term agreement entered into with Wal-Mart in April 2009 that significantly expanded the presence of our Just My Size brand in all Wal-Mart stores. The wholesale channel has been highly price competitive especially in this recessionary environment. These decreases were partially offset by higher net sales of our Champion brand activewear of $25 million. Our Champion brand sales continue to benefit from our marketing investment in the brand.

The Outerwear segment gross profit was lower by $48 million in the nine months of 2009 compared to 2008. The lower gross profit is due to unfavorable product sales mix of $30 million, lower sales volume of $28 million, higher sales incentives of $13 million due to investments made with retailers, higher production costs of $9 million related to higher energy and oil-related costs, including freight costs, higher other manufacturing costs of $8 million and other vendor price increases of $4 million. Higher costs were partially offset by savings of $19 million from our prior restructuring actions, higher product pricing of $12 million before increased sales incentives, lower on-going excess and obsolete inventory costs of $7 million and lower cotton costs of $6 million.

As a percent of segment net sales, gross profit in the Outerwear segment was 20.0% in the nine months of 2009 compared to 23.1% in 2008, declining as a result of the items described above.

The lower Outerwear segment operating profit in the nine months of 2009 compared to 2008 was primarily attributable to lower gross profit and higher pension expense of $6 million, partially offset by savings of $7 million from our prior restructuring actions, lower technology expenses of $6 million, lower non-media related MAP expenses of $3 million, lower distribution expenses of $3 million and lower bad debt expense of $2 million primarily due to a customer bankruptcy in 2008.

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the nine months of 2009 is consistent with 2008. Our consolidated selling, general and administrative expenses before segment allocations was $74 million lower in the nine months of 2009 compared to 2008.

Hosiery

	Nine Months Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$139,300	$166,672	$(27,372)	(16.4)%
Segment operating profit	42,678	52,944	(10,266)	(19.4)

Net sales in the Hosiery segment declined by $27 million or 16%, which was primarily due to lower sales of our L’eggs brand to mass retailers and food and drug stores and our Hanes brand to national chains and department stores. Hosiery products continue to be more adversely impacted than other apparel categories by reduced consumer discretionary spending, which contributes to weaker retail sales and lowering of inventory levels by retailers. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

The Hosiery segment gross profit was lower by $17 million in the nine months of 2009 compared to 2008. The lower gross profit for the nine months of 2009 compared to 2008 was the result of lower sales volume of $19 million and higher other manufacturing costs of $4 million, partially offset by higher product pricing of $8 million.

As a percent of segment net sales, gross profit in the Hosiery segment was 46.1% in the nine months of 2009 compared to 48.6% in 2008, declining as a result of the items described above.

The lower Hosiery segment operating profit in the nine months of 2009 compared to 2008 is primarily attributable to lower gross profit, partially offset by lower distribution expenses of $3 million, savings of $2 million from our prior restructuring actions and lower technology expenses of $2 million.

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the nine months of 2009 is consistent with 2008. Our consolidated selling, general and administrative expenses before segment allocations was $74 million lower in the nine months of 2009 compared to 2008.

International

	Nine Months Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$294,674	$352,120	$(57,446)	(16.3)%
Segment operating profit	28,089	47,662	(19,573)	(41.1)

Overall net sales in the International segment were lower by $57 million or 16% in the nine months of 2009 compared to 2008 primarily attributable to an unfavorable impact of $31 million related to foreign currency exchange rates and weak demand globally primarily in Europe, Japan and Canada, which are experiencing recessionary environments similar to that in the United States. Excluding the impact of foreign exchange rates on currency, International segment net sales declined by 8% in the nine months of 2009 compared to 2008. The unfavorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the U.S. dollar compared to the Mexican peso, Canadian dollar, Brazilian real and Euro partially offset by the strengthening of the Japanese yen compared to the U.S. dollar during the nine months of 2009 compared to 2008. During the nine months of 2009, we experienced lower net sales, in each case excluding the impact of foreign currency exchange rates, in our casualwear business in Europe of $21 million, in our casualwear business in Puerto Rico of $7 million resulting from moving the distribution capacity to the United States, in our male underwear and activewear businesses in Japan of $6 million and in our intimate apparel business in Canada of $3 million. Lower segment net sales were partially offset by higher sales in our intimate apparel and male underwear businesses in Mexico of $6 million and in our male underwear business in Brazil of $2 million.

The International segment gross profit was lower by $32 million in the nine months of 2009 compared to 2008. The lower gross profit was a result of lower sales volume of $13 million, higher cost of finished goods sourced from third party manufacturers of $12 million primarily resulting from foreign exchange transaction losses, an unfavorable impact related to foreign currency exchange rates of $11 million and an unfavorable product sales mix of $6 million. Higher costs were partially offset by higher product pricing of $8 million.

As a percent of segment net sales, gross profit in the International segment was 37.9% in the nine months of 2009 compared to 2008 at 40.9%, declining as a result of the items described above.

The lower International segment operating profit in the nine months of 2009 compared to 2008 is primarily attributable to the lower gross profit, partially offset by lower selling and other marketing related expenses of $5 million, lower media related MAP expenses of $2 million, lower distribution expenses of $1 million, lower non-media related MAP of $1 million and savings of $1 million from our prior restructuring actions. The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had an unfavorable impact on segment operating profit of $2 million in the nine months of 2009 compared to 2008.

Other

	Nine Months Ended
	October 3,	September 27,	Higher	Percent
	2009	2008	(Lower)	Change
	(dollars in thousands)

Net sales	$12,022	$20,064	$(8,042)	(40.1)%
Segment operating profit (loss)	(4,395)	304	(4,699)	NM

Sales in our Other segment primarily consist of sales of yarn to third parties which are intended to maintain asset utilization at certain manufacturing facilities and generate approximate break even margins. We expect sales of our Other segment to continue to be insignificant to us as we complete the implementation of our consolidation and globalization efforts. In September 2009, we announced that we will cease making our own yarn and that we will source all of our yarn requirements from large-scale yarn suppliers, which is expected to further reduce net sales of our Other segment.

General Corporate Expenses

General corporate expenses were $7 million higher in the nine months of 2009 compared to 2008 primarily due to higher start-up and shut-down costs of $5 million associated with our consolidation and globalization of our supply chain, $3 million of higher foreign exchange transaction losses and higher other expenses of $2 million related to amending the terms of all outstanding stock options granted under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 that had an original term of five or seven years to the tenth anniversary of the original grant date, partially offset by $3 million of higher gains on sales of assets.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are cash generated by operations and availability under our Revolving Loan Facility and our international loan facilities. At October 3, 2009, we had $474 million of borrowing availability under our $500 million Revolving Loan Facility (after taking into account outstanding letters of credit), $39 million in cash and cash equivalents and $71 million of borrowing availability under our international loan facilities. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

The following has or is expected to impact liquidity:

•	we have principal and interest obligations under our long-term debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to add new lower-cost manufacturing capacity in Asia, Central America and the Caribbean Basin;

•	we could increase or decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly impact our effective income tax rate; and

•	our board of directors has authorized the repurchase of up to 10 million shares of our stock in the open market over the next few years (2.8 million of which we have repurchased as of October 3, 2009 at a cost of $75 million), although we may choose not to repurchase any stock and instead focus on the repayment of our debt in the next 12 months in light of the current economic recession.

We have restructured our supply chain over the past three years to create more efficient production clusters that utilize fewer, larger facilities and to balance our production capability between the Western Hemisphere and Asia. With our global supply chain restructured, we are now focused on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. We are focused on optimizing the working capital needs of our supply chain through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership relationships.

We are operating in an uncertain and volatile economic environment, which could have unanticipated adverse effects on our business. The retail environment has been impacted by recent volatility in the financial markets, including stock prices, and by uncertain economic conditions. Increases in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have all added to declines in consumer confidence and curtailed retail spending.

In the third quarter of 2009, we have not seen a sustained consistent rebound in consumer spending but rather mixed results. We expect the weak retail environment to continue and do not expect macroeconomic conditions to be conducive to growth in 2009. We also expect substantial pressure on profitability due to the economic climate, increased pension costs and increased costs associated with implementing our price increase which became effective in February 2009, including repackaging costs. Our results in the first nine months of 2009 were impacted by higher costs for cotton and oil-related materials incurred in 2008, however we started to benefit in the second quarter of 2009 from lower cotton costs and in the third quarter of 2009 from lower oil-related material costs and other manufacturing costs. In addition, hosiery products continue to be more adversely impacted than other apparel categories by reduced consumer discretionary spending, which contributes to weaker sales and lowering of inventory levels by retailers. The Hosiery segment comprised only 5% of our net sales in the first nine months of 2009; therefore the decline in the Hosiery segment has not had a significant impact on our net sales or cash flows. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. Factors that could help us in these efforts include the domestic gross price increase of 4% which became effective in February 2009, lower commodity costs in the remainder of 2009, the ability to execute previously discussed discretionary spending cuts and the realization of additional cost benefits from previous restructuring and related actions. Depending on conditions in the capital markets and other factors, we will from time to time consider other financing transactions, the proceeds of which could be used to refinance current indebtedness or for other purposes. We continue to monitor the impact, if any, of the current conditions in the credit markets on our operations. Our access to financing at reasonable interest rates could become influenced by the economic and credit market environment.

On March 10, 2009, we entered into a Third Amendment (the “Third Amendment”) to the Senior Secured Credit Facility dated as of September 5, 2006. Pursuant to the Third Amendment, the ratio of debt to EBITDA (earnings before interest, taxes, depreciation expense and amortization) for the preceding four quarters, or leverage ratio, was increased from 3.75 to 1 in the first quarter of 2009 to 4.25 to 1, from 3.5 to 1 in the second quarter of 2009 to 4.2 to 1, from 3.25 to 1 in the third quarter of 2009 to 3.95 to 1, and from 3.0 to 1 in the fourth quarter of 2009 to 3.6 to 1. After 2009, the leverage ratio will decrease from 3.6 to 1 until it reaches 3.0 to 1 in the third quarter of 2011. In addition, pursuant to the Third Amendment, the ratio of EBITDA for the preceding four quarters to consolidated interest expense for such period, or interest coverage ratio, was decreased from 3.0 to 1 in the second and third quarters of 2009 to 2.5 to 1 and from 3.25 to 1 in the fourth quarter of 2009 to 2.5 to 1. After 2009, the interest coverage ratio will increase from 2.5 to 1 until it reaches 3.25 to 1 in the third quarter of 2011. We ended the second quarter of 2009 with a leverage ratio, as calculated under the Senior Secured Credit Facility, the Second Lien Credit Facility and the Accounts Receivable Securitization Facility, of 3.88 to 1.

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

On April 13, 2009, we and HBI Receivables entered into Amendment No. 2 (the “Second Amendment”) to the Accounts Receivable Securitization Facility. Pursuant to the Second Amendment, several of the factors that contribute to the overall availability of funding have been amended in a manner that is expected to generally increase over time the amount of funding that will be available under the Accounts Receivable Securitization Facility as compared to the amount that would be available pursuant to the First Amendment. The Second Amendment also provides for certain other amendments to the Accounts Receivable Securitization Facility, including changing the termination date for the Accounts Receivable Securitization Facility from March 15, 2010 to April 12, 2010. In addition, HSBC Securities (USA) Inc. replaced JPMorgan Chase Bank, N.A. as agent under the Accounts Receivable Securitization Facility, PNC Bank, N.A. replaced JPMorgan Chase Bank, N.A. as a managing agent, and PNC Bank, N.A. and an affiliate of PNC Bank, N.A. replaced affiliates of JPMorgan Chase Bank, N.A. as a committed purchaser and a conduit purchaser, respectively. On August 17, 2009, we and HBI Receivables entered into Amendment No. 3 to the to the Accounts Receivable Securitization Facility, pursuant to which certain definitions were amended to clarify the calculation of certain ratios that impact reporting under the Accounts Receivable Securitization Facility.

As of October 3, 2009, we were in compliance with all covenants under our credit facilities. We continue to monitor our debt covenant compliance carefully in this difficult economic environment. We expect to maintain compliance in the fourth quarter of 2009 with all of our covenant ratios. Maintaining future compliance with our leverage ratio covenant, which was amended earlier in 2009, requires generating sufficient EBITDA and reducing debt. As previously stated, it is our goal to reduce debt by approximately $300 million by the end of fiscal year 2009.

Given the recent turmoil in the financial and credit markets, we expanded our interest rate hedging portfolio at what we believe to be advantageous rates that are expected to minimize our overall interest rate risk. In addition, until September 5, 2009, we were required under the Senior Secured Credit Facility and the Second Lien Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. At October 3, 2009, we have outstanding hedging arrangements whereby we capped the LIBOR interest rate component on $400 million of our floating rate debt at 3.50%. We also entered into interest rate swaps tied to the 3-month and 6-month LIBOR rates whereby we fixed the LIBOR interest rate component on an aggregate of $1.4 billion of our floating rate debt at a blended rate of approximately 4.16%. Approximately 88% of our total debt outstanding at October 3, 2009 is at a fixed or capped LIBOR rate. The table below summarizes our interest rate derivative portfolio with respect to our long-term debt as of October 3, 2009.

			Interest
			Rate	Hedge
	Amount	LIBOR	Spreads	Expiration Dates

Debt covered by interest rate caps:
Senior Secured and Second Lien Credit Facilities	$400,000	3.50%	3.75% to 4.75%	October 2009
Debt covered by interest rate swaps: Floating Rate Notes	493,680	4.26%	3.38%	December 2012
Senior Secured and Second Lien Credit Facilities	500,000	5.14% to 5.18%	3.75% to 4.75%	October 2009 - October 2011
Senior Secured and Second Lien Credit Facilities	400,000	2.80%	3.75% to 4.75%	October 2010
Unhedged debt:
Accounts Receivable Securitization Facility	249,043	Not applicable	Not applicable	Not applicable

	$2,042,723

Moody’s Investors Service’s (“Moody’s”) corporate credit rating for our company is Ba3 and Standard & Poor’s Ratings Services’ (“Standard & Poor’s”) corporate credit rating for us is BB-. In November 2009, Moody’s changed our rating outlook to “stable” from “negative” and affirmed certain of our ratings, including the Ba3 corporate credit and probability of default ratings and the speculative grade liquidity rating of SGL-2. Moody’s also upgraded its ratings on some of the Senior Secured Credit Facility and the Second Lien Credit Facility. Moody’s indicated that the outlook revision reflects the progress we have made toward deleveraging our balance sheet. In September 2009, Standard & Poor’s changed our current outlook to “negative” and placed our corporate credit rating and all issue-level ratings for us on “Creditwatch with negative implications.” Standard & Poor’s cited its concern that our operating performance and credit metrics had weakened materially through the second quarter of 2009.

Cash Requirements for Our Business

We rely on our cash flows generated from operations and the borrowing capacity under our Revolving Loan Facility and international loan facilities to meet the cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, restructuring costs, capital expenditures, maturities of debt and related interest payments, contributions to our pension plans and repurchases of our stock. We believe we have sufficient cash and available borrowings for our liquidity needs. In light of the current economic environment and our outlook for 2009, we expect to use excess cash flows to pay down long-term debt of approximately $300 million rather than to repurchase our stock or make discretionary contributions to our pension plans. In September 2009, we made a prepayment of $140 million of principal on the Senior Secured Credit Facility.

The implementation of our consolidation and globalization strategy, which is designed to improve operating efficiencies and lower costs, has resulted and is likely to continue to result in significant costs in the short-term and generate savings in future years. As further plans are developed and approved, we expect to recognize additional restructuring costs as we eliminate duplicative functions within the organization and transition a significant portion of our manufacturing capacity to lower-cost locations. We expect that restructuring charges related to our consolidation and globalization strategy will be completed by the end of 2009. During the nine months of 2009 we recognized $53 million in restructuring and related charges for our restructuring actions.

Capital spending has varied significantly from year to year as we have executed our supply chain consolidation and globalization strategy and completed the integration and consolidation of our technology systems. We spent $100 million on gross capital expenditures during the nine months of 2009 which represents approximately 80% of planned expenditures for the full year in 2009. We will place emphasis in the near term on careful management of our capital expenditures for the rest of 2009 as we complete our supply chain consolidation and globalization strategy. During 2010, we expect our annual gross capital spending to be relatively comparable to our annual depreciation and amortization expense.

In March 2009, the IRS published guidance regarding pension funding requirements for 2009, which allowed for the selection of a monthly discount rate from any month within a five-month lookback period prior to the pension plan year-end as compared to the use of the December 2008 monthly discount rate in the valuation of liabilities. Applying the October 2008 monthly discount rate in accordance with this new IRS guidance, the funded status of our U.S. qualified pension plans as of January 3, 2009, the date as of which pension contributions are determined for 2009, was 86% rather than 75% as calculated under the previous guidance and previously reported. In connection with closing a manufacturing facility in early 2009, we, as required, notified the Pension Benefit Guaranty Corporation (the “PBGC”) of the closing and requested a liability determination under section 4062(e) of the Employee Retirement Income Security Act of 1974 with respect to the National Textiles, L.L.C. Pension Plan. In September 2009, we entered an agreement with the PBGC under which we contributed $7 million to the plan in September 2009 and agreed to contribute an additional $7 million to the plan by September 2010. In addition, in September 2009 we made a voluntary contribution of $2 million to the plan to maintain a funding level sufficient to avoid certain benefit payment restrictions under the Pension Protection Act. We do not expect to make any more contributions to our plan in 2009.

There have been no other significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended January 3, 2009.

Sources and Uses of Our Cash

The information presented below regarding the sources and uses of our cash flows for the nine months ended October 3, 2009 and September 27, 2008 was derived from our consolidated financial statements.

	Nine Months Ended
	October 3,	September 27,
	2009	2008
	(dollars in thousands)

Operating activities	$210,807	$(18,621)
Investing activities	(83,885)	(109,644)
Financing activities	(155,935)	40,776
Effect of changes in foreign currency exchange rates on cash	288	(535)

Decrease in cash and cash equivalents	(28,725)	(88,024)
Cash and cash equivalents at beginning of year	67,342	174,236

Cash and cash equivalents at end of period	$38,617	$86,212

Operating Activities

Net cash provided by operating activities was $211 million in the nine months of 2009 compared to net cash used in operating activities of $19 million in the nine months of 2008. The net increase in cash from operating activities of $230 million for the nine months of 2009 compared to the nine months of 2008 is primarily attributable to significantly lower uses of our working capital of $272 million, partially offset by lower net income of $57 million.

Net inventory decreased $159 million from January 3, 2009 primarily due to decreases in levels as we complete the execution of our supply chain consolidation and globalization strategy, lower input costs such as cotton, oil and freight and lower excess and obsolete inventory levels. We continually monitor our inventory levels to best balance current supply and demand with potential future demand that typically surges when consumers no longer postpone purchases in our product categories. The lower excess and obsolete inventory levels are attributable to both our continuous evaluation of inventory levels and simplification of our product category offerings. We realized these benefits by driving down obsolete inventory levels through aggressive management and promotions.

Accounts receivable increased $129 million from January 3, 2009 primarily due to higher sales in the third quarter of 2009 compared to the fourth quarter of 2008 and a longer collection cycle reflecting a more challenging retail environment.

With our global supply chain restructured, we are now focused on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. We are focused on optimizing the working capital needs of our supply chain through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership relationships. In September 2009, we announced that we will cease making our own yarn and that we will source all of our yarn requirements from large-scale yarn suppliers. We entered into an agreement with Parkdale America under which we agreed to sell or lease assets related to operations at our four yarn manufacturing facilities to Parkdale America. We also entered into a yarn purchase agreement with Parkdale. Under this agreement, which has an initial term of six years, Parkdale will produce and sell to us a substantial amount of our Western Hemisphere yarn requirements. Exiting yarn production and entering into a supply agreement is expected to generate a $100 million of working capital improvements from reduced raw material requirements, reduced inventory, and sale proceeds. During the first two years of the term, Parkdale will also produce and sell to us a substantial amount of the yarn requirements of our Nanjing, China textile facility.

Investing Activities

Net cash used in investing activities was $84 million in the nine months of 2009 compared to $110 million in the nine months of 2008. The lower net cash used in investing activities of $26 million for the nine months of 2009 compared to the nine months of 2008 was primarily the result of lower net spending on capital expenditures in the nine months of 2009 compared to the nine months of 2008 and an acquisition of a sewing operation in Thailand for $10 million in the nine months of 2008. During the nine months of 2009, gross capital expenditures were $100 million as we continued to build out our textile and sewing network in Asia, Central America and the Caribbean Basin and approximated 80% of our planned spending for all of 2009.

Financing Activities

Net cash used in financing activities was $156 million in the nine months of 2009 compared to cash provided by financing activities of $41 million in the nine months of 2008. The lower net cash from financing activities of $197 million for the nine months of 2009 compared to the nine months of 2008 was primarily the result of the prepayment of $140 million of principal in September 2009 and payments of $22 million for debt amendment fees associated with the amendments of the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility in 2009. Lower net borrowings on notes payable of $51 million partially offset by higher net borrowings of $6 million on the Accounts Receivable Securitization Facility also contributed to the higher net cash used in financing activities in the nine months of 2009 compared to the nine months of 2008. In addition, we received $18 million in cash from Sara Lee in the nine months of 2008 which was offset by stock repurchases of $30 million in the nine months of 2008.

Cash and Cash Equivalents

As of October 3, 2009 and January 3, 2009, cash and cash equivalents were $39 million and $67 million, respectively. The lower cash and cash equivalents as of October 3, 2009 was primarily the result of cash provided by operating activities of $211 million, partially offset by net cash used financing activities of $156 million and net cash used in investing activities of $84 million.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 3, 2009. There have been no material changes in these policies during the nine months ended October 3, 2009.

Recently Issued Accounting Pronouncements

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued guidance on the disclosure of postretirement benefit plan assets. The guidance expands the disclosure requirements to include more detailed disclosures about an employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The guidance is effective for fiscal years ending after December 15, 2009. Since the guidance only requires additional disclosures, adoption of the guidance is not expected to have a material impact on our financial condition, results of operations or cash flows.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new accounting guidance for transfers of financial assets. The new guidance requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. The new accounting guidance is effective for financial asset transfers occurring after the beginning of our first fiscal year that begins after November 15, 2009. We are evaluating the impact of adoption of this new guidance on our financial condition, results of operations and cash flows.

Consolidation — Variable Interest Entities

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosure requirements for the consolidation of variable interest entities. The new accounting guidance is effective for our first fiscal year that begins after November 15, 2009. We are evaluating the impact of adoption of this guidance on our financial condition, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Given the recent turmoil in the financial and credit markets, we expanded our interest rate hedging portfolio at what we believe to be advantageous rates that are expected to minimize our overall interest rate risk. In addition, until September 5, 2009, we were required under the Senior Secured Credit Facility and the Second Lien Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. At October 3, 2009, we have outstanding hedging arrangements whereby we capped the LIBOR interest rate component on $400 million of our floating rate debt at 3.50%. We also entered into interest rate swaps tied to the 3-month and 6-month LIBOR rates whereby we fixed the LIBOR interest rate component on an aggregate of $1.4 billion of our floating rate debt at a blended rate of approximately 4.16%. Approximately 88% of our total debt outstanding at October 3, 2009 is at a fixed or capped LIBOR rate. Due to the recent changes in the credit markets, the fair values of our interest rate hedging instruments have increased approximately $18 million during the nine months ended October 3, 2009. As these derivative instruments are accounted for as hedges, the change in fair value has been deferred into Accumulated Other Comprehensive Loss in our Condensed Consolidated Balance Sheets until the hedged transactions impact our earnings.

Cotton is the primary raw material we use to manufacture many of our products. While we attempt to protect our business from the volatility of the market price of cotton through short-term supply agreements and hedges from time to time, our business can be adversely affected by dramatic movements in cotton prices. The cotton prices reflected in our results were 58 cents per pound for the nine months ended October 3, 2009. After taking into consideration the cotton costs currently included in our inventory, we expect our cost of cotton to average 55 cents per pound for the full year of 2009 compared to 65 cents per pound for 2008. The ultimate effect of these pricing levels on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

No matters were submitted to a vote of stockholders during the third quarter ended October 3, 2009.

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
E. Lee Wyatt Jr.
Executive Vice President,
Chief Financial Officer

Date: November 5, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008).
3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.12	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.13	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.14	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.15	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.16	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.17	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.18	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.19	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.20	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.21	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.) (incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.22	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.23	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.24	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.25	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.26	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.27	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.28	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.29	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.30	Certificate of Formation of Inner Self LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.31	Limited Liability Company Agreement of Inner Self LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.32	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.33	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.34	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.35	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC (incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.36	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.37	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.38	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.39	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.40	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.41	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.42	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.43	Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
10.1	Amendment No. 3 dated as of August 17, 2009 among HBI Receivables LLC and Hanesbrands Inc., HSBC Bank USA, National Association and PNC Bank, N.A., as committed purchasers, Bryant Park Funding LLC and Market Street Funding LLC, as conduit purchasers, HSBC Securities (USA) Inc. and PNC Bank, N.A., as managing agents, and HSBC Securities (USA) Inc., as assignee of JPMorgan Chase Bank, N.A., as agent, to the Receivables Purchase Agreement.
10.2	Hanesbrands Inc. Retirement Savings Plan, as amended.
31.1	Certification of Richard A. Noll, Chief Executive Officer.
31.2	Certification of E. Lee Wyatt Jr., Chief Financial Officer.
32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2	Section 1350 Certification of E. Lee Wyatt Jr., Chief Financial Officer.

E-4