Form 10-K
period 2010-01-02
Hanesbrands Inc.
filed 2010-02-09
CIK 1359841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-32891
Hanesbrands Inc.
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation) 1000 East Hanes Mill Road Winston-Salem, North Carolina (Address of principal executive office)	20-3552316 (I.R.S. employer identification no.) 27105 (Zip code)
(336) 519-8080
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 2, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1,387,889,493 (based on the closing price of the common stock of $14.72 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).
     As of February 1, 2010, there were 95,399,708 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2010 annual meeting of stockholders.

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

FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
•	our ability to successfully manage social, political, economic, legal and other conditions affecting our supply chain, such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;
•	the impact of dramatic changes in the volatile market price of cotton and increases in prices of other materials used in our products;
•	the impact of natural disasters;
•	the impact of increases in prices of oil-related materials and other costs such as energy and utility costs;
•	our ability to effectively manage our inventory and reduce inventory reserves;
•	our ability to continue to effectively distribute our products through our distribution network as we continue to consolidate our distribution network;
•	our ability to optimize our global supply chain;
•	current economic conditions;
•	consumer spending levels;
•	the risk of inflation or deflation;
•	financial difficulties experienced by, or loss of or reduction in sales to, any of our top customers or groups of customers;
•	gains and losses in the shelf space that our customers devote to our products;
•	the highly competitive and evolving nature of the industry in which we compete;
•	our ability to keep pace with changing consumer preferences;
•	our debt and debt service requirements that restrict our operating and financial flexibility and impose interest and financing costs;

•	the financial ratios that our debt instruments require us to maintain;
•	future financial performance, including availability, terms and deployment of capital;
•	our ability to comply with environmental and occupational health and safety laws and regulations;
•	costs and adverse publicity from violations of labor or environmental laws by us or our suppliers;
•	our ability to attract and retain key personnel;
•	new litigation or developments in existing litigation; and
•	possible terrorist attacks and ongoing military action in the Middle East and other parts of the world.
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
WHERE YOU CAN FIND MORE INFORMATION
     We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You can inspect, read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically.
     We make available free of charge at www.hanesbrands.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. By referring to our Web site, www.hanesbrands.com, we do not incorporate our Web site or its contents into this Annual Report on Form 10-K.

PART I

Item 1.	Business
     We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Stedman, Outer Banks, Zorba, Rinbros and Duofold. We design, manufacture, source and sell a broad range of apparel essentials such as T-shirts, bras, panties, men’s underwear, kids’ underwear, casualwear, activewear, socks and hosiery.
     The apparel essentials sector of the apparel industry is characterized by frequently replenished items, such as T-shirts, bras, panties, men’s underwear, kids’ underwear, socks and hosiery. Growth and sales in the apparel essentials sector are not primarily driven by fashion, in contrast to other areas of the broader apparel industry. We focus on the core attributes of comfort, fit and value, while remaining current with regard to consumer trends. The majority of our core styles continue from year to year, with variations only in color, fabric or design details. Some products, however, such as intimate apparel, activewear and sheer hosiery, do have an emphasis on style and innovation. We continue to invest in our largest and strongest brands to achieve our long-term growth goals. In addition to designing and marketing apparel essentials, we have a long history of operating a global supply chain that incorporates a mix of self-manufacturing, third-party contractors and third-party sourcing.
     Our fiscal year ends on the Saturday closest to December 31 and, until it was changed during 2006, ended on the Saturday closest to June 30. All references to “2009”, “2008” and “2007” relate to the 52 week fiscal year ended on January 2, 2010, the 53 week fiscal year ended on January 3, 2009 and the 52 week fiscal year ended on December 29, 2007, respectively.
     During the fourth quarter of 2009, as we sought to drive more outerwear sales through our retail operations by expanding our Hanes and Champion offerings, we made the decision to change our internal organizational structure so that our retail operations, previously included in our Innerwear segment, would be a separate “Direct to Consumer” segment. As a result, our operations are managed and reported in six operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Hosiery, Direct to Consumer, International and Other. Certain other insignificant changes between segments have been reflected in the segment disclosures to conform to the current organizational structure. The following table summarizes our operating segments by category:

Segment	Primary Products	Primary Brands
Innerwear	Intimate apparel, such as bras, panties and shapewear Men’s underwear and kids’ underwear Socks	Hanes, Playtex, Bali, barely there, Just My Size, Wonderbra Hanes, Polo Ralph Lauren* Hanes, Champion
Outerwear	Activewear, such as performance	Champion, Duofold
T-shirts and shorts, fleece, sports bras and thermals
	Casualwear, such as T-shirts, fleece and sport shirts	Hanes, Just My Size, Outer Banks, Champion, Hanes Beefy-T
Hosiery	Hosiery	L’eggs, Hanes, Donna Karan,* DKNY,*
Just My Size
Direct to Consumer	Activewear, men’s underwear, kids’ underwear, intimate apparel, socks, hosiery and casualwear	Bali, Hanes, Playtex, Champion, barely there, L’eggs, Just My Size
International	Activewear, men’s underwear, kids’ underwear, intimate apparel, socks, hosiery and casualwear	Hanes, Champion, Wonderbra,** Playtex,** Stedman, Zorba, Rinbros, Kendall,* Sol y Oro, Bali, Ritmo,
Other	Nonfinished products, primarily yarn	Not applicable

*	Brand used under a license agreement.

**	As a result of the February 2006 sale of the European branded apparel business of Sara Lee Corporation, or “Sara Lee,” we are not permitted to sell this brand in the member states of the European Union, or the “EU,” several other European countries and South Africa.
     Our brands have a strong heritage in the apparel essentials industry. According to The NPD Group/Consumer Tracking Service, or “NPD,” our brands hold either the number one or number two U.S. market position by sales value in most product categories in which we compete, for the 12 month period ended December 31, 2009. In 2009, Hanes was number one for the sixth consecutive year as the most preferred men’s apparel brand, women’s intimate apparel brand and children’s apparel brand of consumers in Retailing Today magazine’s “Top Brands Study.” Additionally, we had five of the top ten intimate apparel brands preferred by consumers in the Retailing Today study — Hanes, Playtex, Bali, Just My Size and L’eggs. In 2008, the most recent year in which the survey was conducted, Hanes was number one for the fifth consecutive year on the Women’s Wear Daily “Top 100 Brands Survey” for apparel and accessory brands that women know best.
     Our products are sold through multiple distribution channels. During 2009, approximately 45% of our net sales were to mass merchants in the United States, 16% were to national chains and department stores in the United States, 11% were in our International segment, 10% were in our Direct to Consumer segment in the United States, and 18% were to other retail channels in the United States such as embellishers, specialty retailers and sporting goods stores. We have strong, long-term relationships with our top customers, including relationships of more than ten years with each of our top ten customers. The size and operational scale of the high-volume retailers with which we do business require extensive category and product knowledge and specialized services regarding the quantity, quality and planning of product orders. We have organized multifunctional customer management teams, which has allowed us to form strategic long-term relationships with these customers and efficiently focus resources on category, product and service expertise. We also have customer-specific programs such as the C9 by Champion products marketed and sold through Target stores and the recently expanded presence at Wal-Mart stores of our Just My Size brand.

     Our ability to react to changing customer needs and industry trends is key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We seek to leverage our insights into consumer demand in the apparel essentials industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. Examples of our recent innovations include:
•	Hanes dyed V-neck underwear T-shirts in black, gray and navy colors (2009).
•	Champion 360° Max Support sports bra that controls movement in all directions, scientifically tested on athletes to deliver 360° support (2009).
•	Playtex 18 Hour Seamless Smoothing bra that features fused fabric to smooth sides and back (2009).
•	Bali Natural Uplift bras that feature advanced lift for the bust without adding size (2009).
•	Hanes No Ride Up panties, specially designed for a better fit that helps women stay “wedgie-free” (2008).
•	Hanes Lay Flat Collar T-shirts and Hanes No Ride Up boxer briefs, the brand’s latest innovation in product comfort and fit (2008).
•	Playtex 18 Hour Active Lifestyle bra that features active styling with wickable fabric (2008).
•	Bali Concealers bras, with revolutionary concealing petals for complete modesty (2008).
•	Hanes Concealing Petals bras (2008).
•	Hanes Comfortsoft T-shirt (2007).
•	Hanes All Over Comfort bras (2007).
•	Bali Passion for Comfort bras, designed to be the ultimate comfort bra, features a silky smooth lining for a luxurious feel against the body (2007).
     We have restructured our supply chain over the past three years to create more efficient production clusters that utilize fewer, larger facilities and to balance our production capability between the Western Hemisphere and Asia. We have closed plant locations, reduced our workforce and relocated some of our manufacturing capacity to lower cost locations in Asia, Central America and the Caribbean Basin. With our global supply chain infrastructure substantially in place, we are now focused on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. We are focused on optimizing the working capital needs of our supply chain through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership relationships. We completed the construction of a textile production plant in Nanjing, China which is our first company-owned textile facility in Asia. Production commenced in the fourth quarter of 2009 and we expect to ramp up production over the next 18 months. The Nanjing facility, along with our other textile facilities and arrangements with outside contractors, enables us to expand and leverage our production scale as we balance our supply chain across hemispheres to support our production capacity. The consolidation of our distribution network is still in process but will not result in any substantial charges in future periods. The distribution network consolidation involves the implementation of new warehouse management systems and technology, and opening of new distribution centers and new third-party logistics providers to replace parts of our legacy distribution network.
Our Brands
     Our portfolio of leading brands is designed to address the needs and wants of various consumer segments across a broad range of apparel essentials products. Each of our brands has a particular consumer positioning that distinguishes it from its competitors and guides its advertising and product development. We discuss some of our most important brands in more detail below.
     Hanes is the largest and most widely recognized brand in our portfolio. In 2009, Hanes was number one for the sixth consecutive year as the most preferred men’s apparel brand, women’s intimate apparel brand and children’s apparel brand of consumers in Retailing Today magazine’s “Top Brands Study.” In 2008, the most recent year the survey was conducted, Hanes was number one for the fifth consecutive year on the Women’s Wear Daily “Top 100 Brands Survey” for apparel and accessory brands that women know best. The Hanes brand covers all of our product categories, including men’s underwear, kids’ underwear, bras, panties, socks, T-shirts, fleece and sheer hosiery.

Hanes stands for outstanding comfort, style and value. According to Millward Brown Market Research, Hanes is found in 85% of the U.S. households that have purchased men’s or women’s casual clothing or underwear in the 12-month period ended December 31, 2009.
     Champion is our second-largest brand. Specializing in athletic and other performance apparel, the Champion brand is designed for everyday athletes. We believe that Champion’s combination of comfort, fit and style provides athletes with mobility, durability and up-to-date styles, all product qualities that are important in the sale of athletic products. We also distribute C9 by Champion products exclusively through Target stores.
     Playtex, the third-largest brand within our portfolio, offers a line of bras, panties and shapewear, including products that offer solutions for hard to fit figures. Bali is the fourth-largest brand within our portfolio. Bali offers a range of bras, panties and shapewear sold in the department store channel. Our brand portfolio also includes the following well-known brands: L’eggs, Just My Size, barely there, Wonderbra, Outer Banks and Duofold. We entered into an agreement with Wal-Mart in April 2009 that significantly expanded the presence of our Just My Size brand. These brands serve to round out our product offerings, allowing us to give consumers a variety of options to meet their diverse needs.
Our Segments
     During the fourth quarter of 2009, as we sought to drive more outerwear sales through our retail operations by expanding our Hanes and Champion offerings, we made the decision to change our internal organizational structure so that our retail operations, previously included in our Innerwear segment, would be a separate “Direct to Consumer” segment. As a result, our operations are managed and reported in six operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Hosiery, Direct to Consumer, International and Other. Certain other insignificant changes between segments have been reflected in the segment disclosures to conform to the current organizational structure. These segments are organized principally by product category, geographic location and distribution channel. Management of each segment is responsible for the operations of these segments’ businesses but shares a common supply chain and media and marketing platforms. For more information about our segments, see Note 20 to our financial statements included in this Annual Report on Form 10-K.
Innerwear
     The Innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, and socks, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes and Polo Ralph Lauren brand names. During 2009, net sales from our Innerwear segment were $1.8 billion, representing approximately 47% of total net sales.
Outerwear
     We are a leader in the casualwear and activewear markets through our Hanes, Champion , Just My Size and Duofold brands, where we offer products such as T-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In 2009, we entered into a multi-year agreement to provide a women’s casualwear program with our Just My Size brand at Wal-Mart stores. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for collegiate apparel and footwear. We also supply our T-shirts, sport shirts and fleece products, including brands such as Hanes, Champion, Outer Banks and Hanes Beefy-T, to customers, primarily wholesalers, who then resell to screen printers and embellishers. During 2009, net sales from our Outerwear segment were $1.1 billion, representing approximately 27% of total net sales.

Hosiery
     We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our L’eggs, Hanes and Just My Size brands. During 2009, net sales from our Hosiery segment were $186 million, representing approximately 5% of total net sales. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.
Direct to Consumer
     Our Direct to Consumer operations include our value-based (“outlet”) stores and Internet operations which sell products from our portfolio of leading brands. We sell our branded products directly to consumers through our outlet stores, as well as our Web sites operating under the Hanes, One Hanes Place, Just My Size and Champion names. Our Internet operations are supported by our catalogs. As of January 2, 2010 and January 3, 2009, we had 228 and 213 outlet stores, respectively. During 2009, net sales from our Direct to Consumer segment were $370 million, representing approximately 10% of total net sales.
International
     International includes products that span across the Innerwear, Outerwear and Hosiery reportable segments and are primarily marketed under the Hanes, Champion, Wonderbra, Playtex, Stedman, Zorba, Rinbros, Kendall, Sol y Oro, Bali and Ritmo brands. During 2009, net sales from our International segment were $438 million, representing approximately 11% of total net sales and included sales in Latin America, Asia, Canada, Europe and South America. Our largest international markets are Canada, Japan, Mexico, Europe and Brazil, and we also have sales offices in India and China.
Other
     Our Other segment primarily consists of sales of yarn to third parties in the United States and Latin America that maintain asset utilization at certain manufacturing facilities and are intended to generate approximate break even margins. During 2009, net sales from our Other segment were $13 million, representing less than 1% of total net sales. In October 2009, we completed the sale of our yarn operations as a result of which we ceased making our own yarn and now source all of our yarn requirements from large-scale yarn suppliers. As a result of the sale of our yarn operations we will no longer have net sales in our Other segment in the future.
Design, Research and Product Development
     At the core of our design, research and product development capabilities is a team of approximately 300 professionals. We have combined our design, research and development teams into an integrated group for all of our product categories. A facility located in Winston-Salem, North Carolina, is the center of our research, technical design and product development efforts. We also employ creative design and product development personnel in our design center in New York City. In 2009, 2008 and 2007, we spent approximately $46 million, $46 million and $45 million, respectively, on design, research and product development, including the development of new and improved products.
Customers
     In 2009, approximately 89% of our net sales were to customers in the United States and approximately 11% were to customers outside the United States. Domestically, almost 81% of our net sales were wholesale sales to retailers, 11% were direct to consumers and 8% were wholesale sales to third-party embellishers. We have well-established relationships with some of the largest apparel retailers in the world. Our largest customers are Wal-Mart Stores, Inc., or “Wal-Mart,” Target Corporation, or “Target,” and Kohl’s Corporation, or “Kohl’s,” accounting for 27%, 17% and 7%, respectively, of our total sales in 2009. As is common in the apparel essentials industry, we generally do not have purchase agreements that obligate our customers to purchase our products. However, all of our key customer relationships have been in place for ten years or more. Wal-Mart, Target and Kohl’s are our only customers with sales that exceed 10% of any individual segment’s sales. In our Innerwear segment, Wal-Mart accounted for 40% of sales, Target accounted for 16% of sales and Kohl’s accounted for 12% of sales during 2009. In our Outerwear segment, Target accounted for

34% of sales and Wal-Mart accounted for 19% of sales during 2009. In our Hosiery segment, Wal-Mart accounted for 27% of sales during 2009 and Target accounted for 10% of sales during 2009.
     Due to their size and operational scale, high-volume retailers such as Wal-Mart and Target require extensive category and product knowledge and specialized services regarding the quantity, quality and timing of product orders. We have organized multifunctional customer management teams, which has allowed us to form strategic long-term relationships with these customers and efficiently focus resources on category, product and service expertise. Smaller regional customers attracted to our leading brands and quality products also represent an important component of our distribution. Our organizational model provides for an efficient use of resources that delivers a high level of category and channel expertise and services to these customers.
     Sales to the mass merchant channel in the United States accounted for approximately 45% of our net sales in 2009. We sell all of our product categories in this channel primarily under our Hanes, Just My Size and Playtex brands. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Wal-Mart. Wal-Mart, which accounted for approximately 27% of our net sales in 2009, is our largest mass merchant customer.
     Sales to the national chains and department stores channel in the United States accounted for approximately 16% of our net sales in 2009. These retailers target a higher-income consumer than mass merchants, focus more of their sales on apparel items rather than other consumer goods such as grocery and drug products, and are characterized by large retailers such as Kohl’s, JC Penney Company, Inc. and Sears Holdings Corporation. We sell all of our product categories in this channel. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than national chains or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s and Dillard’s, Inc. We sell products in our intimate apparel, hosiery and underwear categories through department stores.
     Sales in our Direct to Consumer segment in the United States accounted for approximately 10% of our net sales in 2009. We sell our branded products directly to consumers through our 228 outlet stores, as well as our Web sites operating under the Hanes, One Hanes Place, Just My Size and Champion names. Our outlet stores are value-based, offering the consumer a savings of 25% to 40% off suggested retail prices, and sell first-quality, excess, post-season, obsolete and slightly imperfect products. Our Web sites, supported by our catalogs, address the growing direct to consumer channel that operates in today’s 24/7 retail environment, and we have an active database of approximately four million consumers receiving our catalogs and emails. Our Web sites continue to experience growth as more consumers embrace this retail shopping channel.
     Sales in our International segment represented approximately 11% of our net sales in 2009, and included sales in Latin America, Asia, Canada, Europe and South America. Our largest international markets are Canada, Japan, Mexico, Europe and Brazil, and we also have sales offices in India and China. We operate in several locations in Latin America including Mexico, Argentina, Brazil and Central America. From an export business perspective, we use distributors to service customers in the Middle East and Asia, and have a limited presence in Latin America. The brands that are the primary focus of the export business include Hanes and Champion socks, Champion activewear, Hanes underwear and Bali, Playtex, Wonderbra and barely there intimate apparel. As discussed below under “Intellectual Property,” we are not permitted to sell Wonderbra and Playtex branded products in the member states of the EU, several other European countries, and South Africa. For more information about our sales on a geographic basis, see Note 21 to our financial statements.
     Sales in other channels in the United States represented approximately 18% of our net sales in 2009. We sell T-shirts, golf and sport shirts and fleece sweatshirts to third-party embellishers primarily under our Hanes, Hanes Beefy-T and Outer Banks brands. Sales to third-party embellishers accounted for approximately 7% of our net sales in 2009. We also sell a significant range of our underwear, activewear and socks products under the Champion brand to wholesale clubs, such as Costco, and sporting goods stores, such as The Sports Authority, Inc. We sell primarily legwear and underwear products under the Hanes and L’eggs brands to food, drug and variety stores. We sell products that span across our Innerwear, Outerwear and Hosiery segments to the U.S. military for sale to servicemen and servicewomen.

Inventory
     Effective inventory management is a key component of our future success. Because our customers generally do not purchase our products under long-term supply contracts, but rather on a purchase order basis, effective inventory management requires close coordination with the customer base. Through Kanban, a multi-initiative effort that determines production quantities, and in doing so, facilitates just-in-time production and ordering systems, as well as inventory management, demand prioritization and related initiatives, we seek to ensure that products are available to meet customer demands while effectively managing inventory levels. We also employ various other types of inventory management techniques that include collaborative forecasting and planning, supplier-managed inventory, key event management and various forms of replenishment management processes. Our supplier-managed inventory initiative is intended to shift raw material ownership and management to our suppliers until consumption, freeing up cash and improving response time. We have demand management planners in our customer management group who work closely with customers to develop demand forecasts that are passed to the supply chain. We also have professionals within the customer management group who coordinate daily with our larger customers to help ensure that our customers’ planned inventory levels are in fact available at their individual retail outlets. Additionally, within our supply chain organization we have dedicated professionals who translate the demand forecast into our inventory strategy and specific production plans. These individuals work closely with our customer management team to balance inventory investment/exposure with customer service targets.
Seasonality and Other Factors
     Our operating results are subject to some variability due to seasonality and other factors. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. Sales are typically higher in the last two quarters (July to December) of each fiscal year. Socks, hosiery and fleece products generally have higher sales during this period as a result of cooler weather, back-to-school shopping and holidays. Sales levels in any period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. For example, we have experienced a shift in timing by our largest retail customers of back-to-school programs between June and July the last two years. Our results of operations are also impacted by fluctuations and volatility in the price of cotton and oil-related materials and the timing of actual spending for our media, advertising and promotion expenses. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
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
     In 2009, we launched a number of new advertising and marketing initiatives:
•	We launched a new television advertising campaign in support of Hanes Comfort Fit socks for the family.
•	We announced that our Champion and Duofold brands have partnered with accomplished international mountaineer and motivational speaker Jamie Clarke to lead Expedition Hanesbrands, a Mount Everest expedition in 2010 designed to drive brand awareness and showcase our research and development innovation and textile science leadership.
•	In connection with our Expedition Hanesbrands initiative, Champion launched a new “What’s Your Everest” marketing campaign and online community to support people in reaching their personal aspirations and goals.

•	Hanes became the Official Apparel Sponsor of Passionately Pink for the Cure, a fund-raising program created by Susan G. Komen for the Cure that inspires breast cancer advocacy and honors those affected by the disease. Hanes also offers a special “pink collection” of panties, bras, socks and graphic tees, and has created a campaign Web site, www.hanespink.com, that features interactive content to inspire people to make a difference in the breast cancer support community.
•	Champion was selected by US Lacrosse, the sport’s national governing body, as the “Official Performance Apparel of US Lacrosse” and Champion has the right to manufacture apparel with the US Lacrosse logo that will be sold to participating teams. In addition to the apparel partnership, the 2010 US Lacrosse National Convention, the largest lacrosse-specific educational and networking opportunity in the country, will be presented by Champion.
     We also continued some of our existing advertising and marketing initiatives:
•	We continued our men’s underwear advertising featuring Michael Jordan, in support of Hanes Lay Flat Collar T-shirts and No Ride Up boxer briefs.
•	We continued our television advertising featuring Sarah Chalke in another “Look Who” advertising campaign in support of our Hanes No Ride Up panties.
•	We continued our alliance with The Walt Disney Company by opening Disney Design-a-Tee presented by Hanes, an innovative next-generation store for apparel souvenirs at the Walt Disney World Resort in Orlando, Florida, an interactive T-shirt design and printing store that enables Disney guests to enhance their magical Disney experience with a personalized custom-designed Hanes T-shirt printed while they wait.
•	We continued our “How You Play” national advertising campaign for Champion that we launched in 2007. The campaign includes print, out-of-home and online components and is designed to capture the everyday moments of fun and sport in a series of cool and hip lifestyle images.
•	We continued the “Live Beautifully” campaign for our Bali brand, launched in the Spring of 2007. The print, television and online advertising campaign features Bali bras and panties from its Passion for Comfort, Seductive Curves and Cotton Creations lines.
•	We continued our innovative and expressive advertising and marketing campaign called “Girl Talk,” launched in September 2007, in which confident, everyday women talk about their breasts, in support of our Playtex 18 Hour and Playtex Secrets product lines.
Distribution
     As of January 2, 2010, we distributed our products for the U.S. market from a total of 19 distribution centers. These facilities include 17 facilities located in the United States and two facilities located outside the United States in regions where we manufacture our products. We internally manage and operate 13 of these facilities, and we use third-party logistics providers who operate the other six facilities on our behalf. International distribution operations use a combination of third-party logistics providers, as well as owned and operated distribution operations, to distribute goods to our various international markets.
     We have reduced the number of distribution centers from the 48 that we maintained at the time of the spin off to 33 as of January 2, 2010. The consolidation of our distribution network is still in process but will not result in any substantial charges in future periods. The distribution network consolidation involves the implementation of new warehouse management systems and technology, and opening of new distribution centers and new third-party logistics providers to replace parts of our legacy distribution network. In January 2009, we began shipping products from a new 1.3 million square foot distribution center in Perris, California.

Manufacturing and Sourcing
     During 2009, approximately 70% of our finished goods sold were manufactured through a combination of facilities we own and operate and facilities owned and operated by third-party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We sourced the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.
     Finished Goods That Are Manufactured by Hanesbrands
     The manufacturing process for the finished goods that we manufacture begins with raw materials we obtain from suppliers. The principal raw materials in our product categories are cotton and synthetics. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market and the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We employ a dollar cost averaging strategy by entering into hedging contracts on cotton designed to protect us from severe market fluctuations in the wholesale prices of cotton. In addition to cotton yarn and cotton-based textiles, we use thread, narrow elastic and trim for product identification, buttons, zippers, snaps and lace.
     Fluctuations in crude oil or petroleum prices may also influence the prices of items used in our business, such as chemicals, dyestuffs, polyester yarn and foam. Alternate sources of these materials and services are readily available. Cotton and synthetic materials are typically spun into yarn, which is then knitted into cotton, synthetic and blended fabrics. Although historically we have spun a significant portion of the yarn and knit a significant portion of the fabrics we use in our owned and operated facilities, in October 2009, we completed the sale of our yarn operations as a result of which we ceased making our own yarn and now source all of our yarn requirements from large-scale yarn suppliers. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with scheduled production. These fabrics are cut and sewn into finished products, either by us or by third-party contractors. Most of our cutting and sewing operations are strategically located in Asia, Central America and the Caribbean Basin.
     Rising fuel, energy and utility costs may have a significant impact on our manufacturing costs. These costs may fluctuate due to a number of factors outside our control, including government policy and regulation, foreign exchange rates and weather conditions.
     We continued to consolidate our manufacturing facilities and currently operate 41 manufacturing facilities, down from 70 at the time of our spin off. In making decisions about the location of manufacturing operations and third-party sources of supply, we consider a number of factors, including labor, local operating costs, quality, regional infrastructure, applicable quotas and duties, and freight costs. During the fourth quarter of 2009, we commenced production at our textile production plant in Nanjing, China, our first company-owned textile production facility in Asia. The Nanjing textile facility will enable us to expand and leverage our production scale in Asia as we balance our supply chain across hemispheres, thereby diversifying our production risks. During the fourth quarter of 2008, we commenced production at our 500,000 square foot sock manufacturing facility in El Salvador. This facility, co-located with textile manufacturing operations that we acquired in 2007, provides a manufacturing base in Central America from which to leverage our production scale at a lower cost location. In October 2008, we acquired a 370-employee embroidery and screen-print facility in Honduras. For the past eight years, these operations have produced embroidered and screen-printed apparel for us. This acquisition better positions us for long-term growth in these segments. During the second quarter of 2008, we added three company-owned sewing plants in Southeast Asia — two in Vietnam and one in Thailand — giving us four sewing plants in Asia.
Finished Goods That Are Manufactured by Third Parties
     In addition to our manufacturing capabilities, we also source finished goods we design from third-party manufacturers, also referred to as “turnkey products.” Many of these turnkey products are sourced from international suppliers by our strategic sourcing hubs in Hong Kong and other locations in Asia.
     All contracted and sourced manufacturing must meet our high quality standards. Further, all contractors and third-party manufacturers must be preaudited and adhere to our strict supplier and business practices guidelines. These requirements provide strict standards covering hours of work, age of workers, health and safety conditions and conformity with local laws and Hanesbrands’ standards. Each new supplier must be inspected and agree to comprehensive compliance terms prior to performance of any production on our behalf. We audit compliance with these standards and maintain strict compliance performance records. In addition to our audit procedures, we require certain of our suppliers to be Worldwide Responsible Apparel Production, or “WRAP,” certified. WRAP is a recognized apparel certification program that independently monitors and certifies compliance with certain specified manufacturing standards that are intended to ensure that a given factory produces sewn goods under lawful, humane, and ethical conditions. WRAP uses third-party, independent certification firms and requires factory-by-factory certification.
Trade Regulation
     We are exposed to certain risks of doing business outside of the United States. We import goods from company-owned facilities in Asia, Central America, the Caribbean Basin and Mexico, and from suppliers in those areas and in Europe, South America, Africa and the Middle East. These import transactions are subject to customs, trade and other laws and regulations governing their entry into the United States and to tariffs applicable to such merchandise.
     In addition, much of the merchandise we import is subject to duty free entry into the United States under various trade preferences and/or free trade agreements provided the goods meet certain criteria and characteristics. Compliance with these specific requirements as well as all other requirements is reviewed periodically by the United States Customs and Border Control and other governmental agencies.
     Finally, imported apparel merchandise may be subject to various restrictive trade actions initiated by the United States government, domestic industry, labor or other parties under various U.S. laws. Such actions could result in the U.S. government imposing quotas or additional tariffs against apparel under special safeguard actions applicable to China, other safeguard actions applicable to any country, or antidumping or countervailing duties applicable to specific products from specific countries. Currently there are no such actions, additional, special or safeguard duties or quotas imposed against products which we import. Our management evaluates the possible impact of these and similar actions on our ability to import products from China and other countries. If such safeguards or duties were to be imposed, we do not expect that these restraints would have a material impact on us.
     Moreover, our management monitors new developments and risks relating to duties, tariffs and quotas. Changes in these areas have the potential to harm or, in some cases, benefit our business. In response to the changing import environment management has chosen to continue its balanced approach to manufacturing and sourcing. We attempt to limit our sourcing exposure through geographic diversification with a mix of company-owned and contracted production, as well as shifts of production among countries and contractors. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.
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

Competition
     The apparel essentials market is highly competitive and rapidly evolving. Competition generally is based upon price, brand name recognition, product quality, selection, service and purchasing convenience. Our businesses face competition today from other large corporations and foreign manufacturers. Fruit of the Loom, Inc., a subsidiary of Berkshire Hathaway Inc., competes with us across most of our segments through its own offerings and those of its Russell Corporation and Vanity Fair Intimates offerings. Other competitors in our Innerwear segment include Limited Brands, Inc.’s Victoria’s Secret brand, Jockey International, Inc., Warnaco Group Inc. and Maidenform Brands, Inc. Other competitors in our Outerwear segment include various private label and controlled brands sold by many of our customers, Gildan Activewear, Inc. and Gap Inc. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, department stores and other retailers, including many of our customers, market and sell apparel essentials products under private labels that compete directly with our brands.
     Our competitive strengths include our strong brands with leading market positions, our high-volume, core essentials focus, our significant scale of operations, our global supply chain and our strong customer relationships.
•	Strong Brands with Leading Market Positions. According to NPD, our brands hold either the number one or number two U.S. market position by sales value in most product categories in which we compete, for the 12 month period ended December 31, 2009. According to NPD, our largest brand, Hanes, is the top-selling apparel brand in the United States by units sold, for the 12 month period ended December 31, 2009.
•	High-Volume, Core Essentials Focus. We sell high-volume, frequently replenished apparel essentials. The majority of our core styles continue from year to year, with variations only in color, fabric or design details, and are frequently replenished by consumers. We believe that our status as a high-volume seller of core apparel essentials creates a more stable and predictable revenue base and reduces our exposure to dramatic fashion shifts often observed in the general apparel industry.
•	Significant Scale of Operations. According to NPD, we are the largest seller of apparel essentials in the United States as measured by units sold for the 12 month period ended December 31, 2009. Most of our products are sold to large retailers that have high-volume demands. We believe that we are able to leverage our significant scale of operations to provide us with greater manufacturing efficiencies, purchasing power and product design, marketing and customer management resources than our smaller competitors.
•	Global Supply Chain. We have restructured our supply chain over the past three years to create more efficient production clusters that utilize fewer, larger facilities and to balance our production capability between the Western Hemisphere and Asia. With our global supply chain infrastructure substantially in place, we are now focused on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs.
•	Strong Customer Relationships. We sell our products primarily through large, high-volume retailers, including mass merchants, department stores and national chains. We have strong, long-term relationships with our top customers, including relationships of more than ten years with each of our top ten customers. We have aligned significant parts of our organization with corresponding parts of our customers’ organizations. We also have entered into customer-specific programs such as the C9 by Champion products marketed and sold through Target stores and the recently expanded presence at Wal-Mart of our Just My Size brand.
Intellectual Property
Overview
     We market our products under hundreds of trademarks and service marks in the United States and other countries around the world, the most widely recognized of which are Hanes, Champion, C9 by Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Stedman, Outer Banks, Zorba, Rinbros and Duofold. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear, and we also hold licenses from various toy and media companies that give us the right to use certain of their proprietary characters, names and trademarks.
     Some of our own trademarks are licensed to third parties, such as Champion for athletic-oriented accessories. In the United States, the Playtex trademark is owned by Playtex Marketing Corporation, of which we own a 50% interest and which grants to us a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of apparel in the United States and Canada. The other 50% interest in Playtex Marketing Corporation is owned by Playtex Products, Inc., an unrelated third-party, who has a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of non-apparel products in the United States. Outside the United States and Canada, we own the Playtex trademark and perpetually license such trademark to Playtex Products, Inc. for non-apparel products. In addition, as described below, as part of Sara Lee’s sale in February 2006 of its European branded apparel business, an affiliate of Sun Capital Partners, Inc., or “Sun Capital,” has an exclusive, perpetual, royalty-free license to manufacture, sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the EU, as well as several other European nations and South Africa. We also own a number of copyrights. Our trademarks and copyrights are important to our marketing efforts and have substantial value. We aggressively protect these trademarks and copyrights from infringement and dilution through appropriate measures, including court actions and administrative proceedings.
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
Licensing Relationship with Tupperware Corporation
     In December 2005, Sara Lee sold its direct selling business, which markets cosmetics, skin care products, toiletries and clothing in 18 countries, to Tupperware Corporation, or “Tupperware.” In connection with the sale, Dart Industries Inc., or “Dart,” an affiliate of Tupperware, received a three-year exclusive license agreement, which has been extended to March 31, 2010, to use the C Logo, Champion U.S.A., Wonderbra, W by Wonderbra, The One and Only Wonderbra, Playtex, Just My Size and Hanes trademarks for the manufacture and sale, under the applicable brands, of certain men’s and women’s apparel in the Philippines, including underwear, socks, sportswear products, bras, panties and girdles. Dart also received a ten-year, royalty-free, exclusive license to use the Girls’ Attitudes trademark for the manufacture and sale of certain toiletries, cosmetics, intimate apparel, underwear, sportswear, watches, bags and towels in the Philippines. The rights and obligations under these agreements were assigned to us as part of the spin off.
     In connection with the sale of Sara Lee’s direct selling business, Tupperware also signed two five-year distributorship agreements providing Tupperware with the right to distribute and sell, through door-to-door and similar channels, Playtex, Champion, Rinbros, Aire, Wonderbra, Hanes and Teens by Hanes apparel items in Mexico that we have discontinued and/or determined to be obsolete. The agreements also provide Tupperware with the exclusive right for five years to distribute and sell through such channels such apparel items sold by us in the ordinary course of business. The agreements also grant a limited right to use such trademarks solely in connection with the distribution and sale of those products in Mexico.
     Under the terms of the agreements, we reserve the right to apply for, prosecute and maintain trademark registrations in Mexico for those products covered by the distributorship agreement. The rights and obligations under these agreements were assigned to us as part of the spin off.
Corporate Social Responsibility
     We have a formal corporate social responsibility (“CSR”) program that consists of five core initiatives: a global business practices ethics program for all employees worldwide; a facility compliance program that seeks to ensure company and supplier plants meet our labor and social compliance standards; a product safety program; a global environmental management system that seeks to reduce the environmental impact of our operations; and a commitment to corporate philanthropy which seeks to meet the “fundamental needs” of the communities in which we live and work. We employ over 15 full-time CSR personnel across the world to manage our program.
     In February 2008, we joined the Fair Labor Association and are currently undergoing the final stages of the Fair Labor Association’s two-year implementation process for accreditation of our internal global social compliance program. The Fair Labor Association works with industry, civil society organizations and colleges and universities to protect workers’ rights and improve working conditions in factories around the world. Participating companies in the Fair Labor Association are required to fulfill 10 company obligations, including conducting internal monitoring of facilities, submitting to independent monitoring audits and verification, and managing and reporting information on their compliance efforts. The Fair Labor Association conducts unannounced independent external monitoring audits of a sample of a participating company’s plants and suppliers and publishes the results of those audits for the public to review.
      We are committed to reducing our greenhouse gas footprint and our contribution to global climate change. We have implemented a comprehensive corporate energy policy. We manage this commitment by reducing our energy consumption as much as possible, exploring better supply chain management to reduce our use of energy-intensive transportation, adopting cleaner technologies where possible and actively tracking our energy metrics. We have partnered closely with Energy Star, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that helps save money and protect the environment through energy efficient products and practices.
     We also incorporate Leadership in Energy and Environmental Design, or “LEED”-based practices into many remodeling and new construction projects for our facilities around the world. We earned the U.S. Green Building Council’s sustainability certification for our Bentonville, Arkansas sales office. We are also currently working on LEED certification of manufacturing facilities in El Salvador, Vietnam and China and our distribution center in Perris, California. Sustainable features of the Perris facility include reduction of energy usage through extensive use of natural skylighting, motion-detection lighting, a design that does not require heating or air conditioning for a comfortable working environment, reduction of water usage compared with typical warehouses of its size through low-water bathroom fixtures and low-water landscaping, innovative site grading techniques and use of locally produced concrete and steel and many other LEED concepts such as use of paints, carpets and other materials with low volatile organic compound content, an organic-focused pest control program that minimizes chemical pesticide use, location near public transportation to reduce the parking lot size and reliance on automobile transportation, preferred parking for low-emission and low-energy vehicles, and on-site bicycle storage and shower and changing room facilities.
     Our corporate philanthropic efforts are focused on meeting the “fundamental needs” of the communities in which we live and work. Last year, we were again the largest corporate giver to our local United Way in Forsyth County, North Carolina, with our corporate and employee gifts totaling nearly $2 million. While we do not have company-owned operations in Haiti, we donated over $2.2 million in apparel to the relief effort, made a $25,000 cash donation to CARE, and donated food and other staples directly to the employees of third-party contractors we use in Port-au-Prince in early 2010.

Environmental Matters
     We have a well-developed environmental program that focuses heavily on energy use (in particular the use of renewable energy), water use and treatment, and the use of chemicals that comply with our restricted substances list. We are subject to various federal, state, local and foreign laws and regulations that govern our activities, operations and products that may have adverse environmental, health and safety effects, including laws and regulations relating to generating emissions, water discharges, waste, product and packaging content and workplace safety. Noncompliance with these laws and regulations may result in substantial monetary penalties and criminal sanctions. We are aware of hazardous substances or petroleum releases at a few of our facilities and are working with the relevant environmental authorities to investigate and address such releases. We also have been identified as a “potentially responsible party” at a few waste disposal sites undergoing investigation and cleanup under the federal Comprehensive Environmental Response, Compensation and Liability Act (commonly known as Superfund) or state Superfund equivalent programs. Where we have determined that a liability has been incurred and the amount of the loss can reasonably be estimated, we have accrued amounts in our balance sheet for losses related to these sites. Compliance with environmental laws and regulations and our remedial environmental obligations historically have not had a material impact on our operations, and we are not aware of any proposed regulations or remedial obligations that could trigger significant costs or capital expenditures in order to comply.
Governmental Regulation
     Finally, we are subject to U.S. federal, state and local laws and regulations that could affect our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. While we have had a product safety program in place for many years focused heavily on children’s products, we have reinforced our product safety team and technological capabilities to ensure that we are fully in compliance with the new Consumer Products Safety Improvement Act. Our international businesses are subject to similar laws and regulations in the countries in which they operate. Our operations also are subject to various international trade agreements and regulations. See “— Trade Regulation.” While we believe that we are in compliance in all material respects with all applicable governmental regulations, current governmental regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.
Employees
     As of January 2, 2010, we had approximately 47,400 employees, approximately 7,800 of whom were located in the United States. Of the employees located in the United States, approximately 2,400 were full or part-time employees in our stores within our direct to consumer channel. As of January 2, 2010, in the United States, approximately 25 employees were covered by collective bargaining agreements. Some of our international employees were also covered by collective bargaining agreements. We believe our relationships with our employees are good.

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

Our supply chain relies on an extensive network of operations and any disruption to or adverse impact on such operations may adversely affect our business, results of operations, financial condition and cash flows.
     We have an extensive global supply chain. A significant portion of our products are manufactured in or sourced from locations in Asia, Central America, the Caribbean Basin and Mexico and we are continuing to add new manufacturing capacity in Asia, Central America and the Caribbean Basin. Potential events that may disrupt our supply chain operations include:
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
     Disruptions in our supply chain could negatively impact our business by interrupting production, increasing our cost of sales, disrupting merchandise deliveries, delaying receipt of products into the United States or preventing us from sourcing our products at all. Depending on timing, these events could also result in lost sales, cancellation charges or excessive markdowns. All of the foregoing can have an adverse effect on our business, results of operations, financial condition and cash flows.
Significant fluctuations and volatility in the price of cotton and other raw materials we purchase may have a material adverse effect on our business, results of operations, financial condition and cash flows.
     Cotton is the primary raw material used in the manufacturing of many of our products. While we have sold our yarn operations, we are still exposed to fluctuations in the cost of cotton. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. While we attempt to protect our business from the volatility of the market price of cotton through employing a dollar cost averaging strategy by entering into hedging contracts from time to time, our business can be adversely affected by dramatic movements in cotton prices. The cotton prices reflected in our results were 55 cents per pound in 2009 and 65 cents per pound in 2008. The ultimate effect of these pricing levels on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton could have a material adverse effect on our business, results of operations, financial condition and cash flows.
     We are not always successful in our efforts to protect our business from the volatility of the market price of cotton, and our business can be adversely affected by dramatic movements in cotton prices. For example, we estimate that a change of $0.01 per pound in cotton prices would affect our annual raw material costs by $3 million, at current levels of production. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton would have a material adverse effect on our business, results of operations, financial condition and cash flows.
     In addition, oil-related commodity prices and the costs of other raw materials used in our products, such as dyes and chemicals, and other costs, such as fuel, energy and utility costs, may fluctuate due to a number of factors outside our control, including government policy and regulation and weather conditions. For example, we estimate that a change of $10.00 per barrel in the price of oil would affect our freight costs by approximately $3 million, at current levels of usage.
The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies and materially harm our business.
     We purchase all of the raw materials used in our products and approximately 30% of the apparel designed by us from a limited number of third-party suppliers and manufacturers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third-party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third-party suppliers or manufacturers experience financial difficulties that they are not able to overcome resulting from the deterioration in worldwide economic conditions, reproduction problems, lack of capacity or transportation disruptions. The magnitude of this risk depends upon the timing of any interruptions, the materials or products that the third-party manufacturers provide and the volume of production.
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
     We are faced with the constant challenge of balancing our inventory with our ability to meet marketplace needs. We continually monitor our inventory levels to best balance current supply and demand with potential future demand that typically surges when consumers no longer postpone purchases in our product categories, and we are continuing to implement strategies such as supplier-managed inventory. Inventory reserves can result from the complexity of our supply chain, a long manufacturing process and the seasonal nature of certain products. Increases in inventory levels may also be needed to service our business as we continue to optimize our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. As a result, we could be subject to high levels of obsolescence and excess stock. Based on discussions with our customers and internally generated projections, we produce, purchase and/or store raw material and finished goods inventory to meet our expected demand for delivery. However, we sell a large number of our products to a small number of customers, and these customers generally are not required by contract to purchase our goods. If, after producing and storing inventory in anticipation of deliveries, demand is lower than expected, we may have to hold inventory for extended periods or sell excess inventory at reduced prices, in some cases below our cost. There are inherent uncertainties related to the recoverability of inventory, and it is possible that market factors and other conditions underlying the valuation of inventory may change in the future and result in further reserve requirements. Excess inventory charges can reduce gross margins or result in operating losses, lowered plant and equipment utilization and lowered fixed operating cost absorption, all of which could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
We may not be able to achieve the benefits we are seeking through optimizing our supply chain, which could impair our ability to further enhance efficiency, improve working capital and asset turns and reduce costs.
     We have restructured our supply chain over the past three years to create more efficient production clusters that utilize fewer, larger facilities and to balance our production capability between the Western Hemisphere and Asia. We have closed plant locations, reduced our workforce and relocated some of our manufacturing capacity to lower cost locations in Asia, Central America and the Caribbean Basin and our global supply chain infrastructure is substantially in place, we are now focused on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. If we are not able to optimize our supply chain, we may not be successful at improving working capital and asset turns and reducing costs. The consolidation of our distribution network is still in process but will not result in any substantial charges in future periods. The distribution network consolidation involves the implementation of new warehouse management systems and technology, and opening of new distribution centers and new third-party logistics providers to replace parts of our legacy distribution network.
Our business could be harmed if we are unable to deliver our products to the market due to problems with our distribution network.
     We distribute our products from facilities that we operate as well as facilities that are operated by third-party logistics providers. These facilities include a combination of owned, leased and contracted distribution centers. We have reduced the number of distribution centers from the 48 that we maintained at the time of the spin off to 33 as of January 2, 2010. In January 2009, we began shipping products from a new 1.3 million square foot distribution center in Perris, California. The consolidation of our distribution is still in process but will not result in any substantial charges in future periods. The distribution network consolidation involves the implementation of new warehouse management systems and technology, and opening of new distribution centers and new third-party logistics providers to replace parts of our legacy distribution network. Because substantially all of our products are distributed from a relatively small number of locations, our operations could also be interrupted by extraordinary weather conditions or natural disasters, such as hurricanes, earthquakes, tsunamis, floods or fires near our distribution centers. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions to our distribution network. In addition, our distribution network is dependent on the timely performance of services by third parties, including the transportation of product to and from our distribution facilities. If we are unable to successfully operate our distribution network, our business, results of operations, financial condition and cash flows could be adversely affected.
Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.
     Worldwide economic conditions have deteriorated significantly since mid-2008 in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, consumers’ uncertainty about financial conditions, the availability of consumer credit, currency exchange rates, taxation, electricity power rates, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. During the past several years, various retailers, including some of our largest customers, have experienced significant difficulties, including restructurings, bankruptcies and liquidations, and the inability of retailers to overcome these difficulties may increase due to worldwide economic conditions. This could adversely affect us because our customers generally pay us after goods are delivered. Adverse changes in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s future purchases or limit our ability to collect accounts receivable relating to previous purchases by that customer. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and cash flows.
     Our product costs may also increase, and these increases may not be offset by comparable rises in the income of consumers of our products. These consumers may choose to purchase fewer of our products or lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time. If any of these events occur, or if unfavorable economic conditions continue to challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.
     In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers of raw materials and finished goods, logistics and other service providers and financial institutions which are counterparties to our credit facilities and derivatives transactions. In addition, the inability of these third parties to overcome these difficulties may increase. For example, several customers filed for bankruptcy during 2008 and 2009. If third parties on which we rely for raw materials, finished goods or services are unable to overcome difficulties resulting from the deterioration in worldwide economic conditions and provide us with the materials and services we need, or if counterparties to our credit facilities or derivatives transactions do not perform their obligations, our business, results of operations, financial condition and cash flows could be adversely affected.
Due to the extensive nature of our foreign operations, fluctuations in foreign currency exchange rates could negatively impact our results of operations.
     We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. As a result, when the U.S. dollar weakens against any of these currencies, our cost of sales could increase substantially. Outside the United States, we may pay for materials or finished products in U.S. dollars, and in some cases a strengthening of the U.S. dollar could effectively increase our costs where we use foreign currency to purchase the U.S. dollars we need to make such payments. We use foreign exchange forward and option contracts to hedge material exposure to adverse changes in foreign exchange rates. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our financial statements due to the translation of operating results and financial position of our foreign subsidiaries.
We rely on a relatively small number of customers for a significant portion of our sales, and the loss of or material reduction in sales to any of our top customers would have a material adverse effect on our business, results of operations, financial condition and cash flows.
     In 2009, our top ten customers accounted for 65% of our net sales and our top customers, Wal-Mart and Target, accounted for 27% and 17% of our net sales, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. In addition, our top customers are the largest market participants in our primary distribution channels across all of our product lines. Any loss of or material reduction in sales to any of our top ten customers, especially Wal-Mart and Target, would be difficult to recapture, and would have a material adverse effect on our business, results of operations, financial condition and cash flows.
Sales to our customers could be reduced if they devote less selling space to apparel products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
     Over time, some of our customers that sell a variety of goods may devote less selling space to apparel products. If any of our customers devote less selling space to apparel products, our sales to those customers could be reduced even if we maintain our share of their apparel business. Any material reduction in sales resulting from reductions in apparel selling space could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Current market returns have had a negative impact on the return on plan assets for our pension and other postemployment plans, which may require significant funding.
     As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption since mid-2008. As a result of this disruption in the domestic and international equity and bond markets, our pension plans and other postemployment plans had an increase in asset values of approximately 8% during 2009 and had a decrease of 32% during 2008. We are unable to predict the significant variations in asset values or the severity or duration of the current disruptions in the financial markets and the adverse economic conditions in the United States, Europe and Asia. The funded status of these plans, and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), continued losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. The continued downward pressure on the asset values of these plans may require us to fund obligations earlier than we had originally planned, which would have a negative impact on cash flows from operations.
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
     The apparel essentials market is highly competitive and evolving rapidly. Competition is generally based upon price, brand name recognition, product quality, selection, service and purchasing convenience. Our businesses face competition today from other large corporations and foreign manufacturers. Fruit of the Loom, Inc., a subsidiary of Berkshire Hathaway Inc., competes with us across most of our segments through its own offerings and those of its Russell Corporation and Vanity Fair Intimates offerings. Other competitors in our Innerwear segment include Limited Brands, Inc.’s Victoria’s Secret brand, Jockey International, Inc., Warnaco Group Inc. and Maidenform Brands, Inc. Other competitors in our Outerwear segment include various private label and controlled brands sold by many of our customers, Gildan Activewear, Inc. and Gap Inc. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, department stores and other retailers, including many of our customers, market and sell apparel essentials products under private labels that compete directly with our brands. These customers may buy goods that are manufactured by others, which represents a lost business opportunity for us, or they may sell private label products manufactured by us, which have significantly lower gross margins than our branded products. Increased competition may result in a loss of or a reduction in shelf space and promotional support and reduced prices, in each case decreasing our cash flows, operating margins and profitability. Our ability to remain competitive in the areas of price, quality, brand recognition, research and product development, manufacturing and distribution will, in large part, determine our future success. If we fail to compete successfully, our market share, results of operations and financial condition will be materially and adversely affected.
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
Our substantial indebtedness subjects us to various restrictions and could decrease our profitability and otherwise adversely affect our business.
     We have a substantial amount of indebtedness. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” our indebtedness includes the $750 million term loan and $400 million revolving credit facility (the “Revolving Loan Facility”) pursuant to our senior secured credit facility that we entered into in 2006 and amended and restated on December 10, 2009 (as amended and restated, the “2009 Senior Secured Credit Facility”), our $500 million Floating Rate Senior Notes due 2014 (the “Floating Rate Senior Notes”), our $500 million 8.000% Senior Notes due 2016 (the “8% Senior Notes”) and the $250 million accounts receivable securitization facility that we entered into on November 27, 2007 as amended in December 2009 (the “Accounts Receivable Securitization Facility”). The 2009 Senior Secured Credit Facility and the indentures governing the Floating Rate Senior Notes and the 8% Senior Notes contain restrictions that affect, and in some cases significantly limit or prohibit, among other things, our ability to borrow funds, pay dividends or make other distributions, make investments, engage in transactions with affiliates, or create liens on our assets.
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
     Covenants in the 2009 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility require us to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization), or leverage ratio. The recent deterioration of worldwide economic conditions could impact our ability to maintain the financial ratios contained in these agreements. If we fail to maintain these financial ratios, that failure could result in a default that accelerates the maturity of the indebtedness under such facilities, which could require that we repay such indebtedness in full, together with accrued and unpaid interest, unless we are able to negotiate new financial ratios or waivers of our current ratios with our lenders. Even if we are able to negotiate new financial ratios or waivers of our current financial ratios, we may be required to pay fees or make other concessions that may adversely impact our business. Any one of these options could result in significantly higher interest expense in 2010 and beyond. For information regarding our compliance with these covenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Trends and Uncertainties Affecting Liquidity.”
If we fail to meet our payment or other obligations, the lenders could foreclose on, and acquire control of, substantially all of our assets.
     The lenders under the 2009 Senior Secured Credit Facility have received a pledge of substantially all of our existing and future direct and indirect subsidiaries, with certain customary or agreed-upon exceptions for foreign subsidiaries and certain other subsidiaries. Additionally, these lenders generally have a lien on substantially all of our assets and the assets of our subsidiaries, with certain exceptions. The financial institutions that are party to the Accounts Receivable Securitization Facility have a lien on certain of our domestic accounts receivables. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the 2009 Senior Secured Credit Facility or the Accounts Receivable Securitization Facility, the lenders under those facilities will be entitled to foreclose on substantially all of our assets and, at their option, liquidate these assets.
Our indebtedness restricts our ability to obtain additional capital in the future.
     The restrictions contained in the 2009 Senior Secured Credit Facility and in the indentures governing the Floating Rate Senior Notes and the 8% Senior Notes could limit our ability to obtain additional capital in the future to fund capital expenditures or acquisitions, meet our debt payment obligations and capital commitments, fund any operating losses or future development of our business affiliates, obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize our assets, or conduct other necessary or prudent corporate activities.
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
Our balance sheet includes a significant amount of intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or of a business unit could result in an asset impairment charge, which would be recorded as an operating expense in our Consolidated Statement of Income.
     Under current accounting standards, we estimate the fair value of acquired assets, including intangible assets, and assumed liabilities arising from a business acquisition. The excess, if any, of the cost of the acquired business over the fair value of net tangible assets acquired is goodwill. The goodwill is then assigned to a business unit (“reporting unit”), are considering whether the acquired business will be operated as a separate business unit or integrated into an existing business unit.
     As of January 2, 2010, we had approximately $136 million of trademarks and other identifiable intangibles and $322 million of goodwill on our balance sheet. Our trademarks are subject to amortization while goodwill is not required to be amortized under current accounting rules. The combined amounts represent 14% of our total assets.
     Goodwill must be tested for impairment at least annually. No impairment was identified as a result of the testing conducted in 2009. The impairment test requires us to estimate the fair value of our reporting units, primarily using discounted cash flow methodologies based on projected revenues and cash flows that will be derived from a reporting unit. Intangible assets that are being amortized must be tested for impairment whenever events or circumstances indicate that their carrying value might not be recoverable.
     The fair value of a reporting unit could decline if projected revenues or cash flows were to be lower in the future due to effects of the global recession or other causes. If the carrying value of intangible assets or of goodwill were to exceed its fair value, the asset would be written down to its fair value, with the impairment loss recognized as a noncash charge in the Consolidated Statement of Income. We have not had any impairment charges in the last three years. However, changes in the future outlook of a reporting unit could result in an impairment loss, which could have a material adverse effect on our results of operations and financial condition.
Unanticipated changes in our tax rates or exposure to additional income tax liabilities could increase our income taxes and decrease our net income.
     We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, the resolution of issues arising from tax audits with various tax authorities, changes in tax laws, adjustments to income taxes upon finalization of various tax returns and other factors. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, any significant increase in our future effective tax rates could adversely impact our net income for future periods.

Our balance sheet includes a significant amount of deferred tax assets. We must generate sufficient future taxable income to realize the deferred tax benefits.
     As of January 2, 2010, we had approximately $492 million of net deferred tax assets on our balance sheet which represents 15% of our total assets. Deferred tax assets relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income). The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax benefits will not be realized. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowances against our deferred tax assets, which would cause an increase in our effective tax rate. A significant increase in our effective tax rate could have a material adverse effect on our financial condition or results of operations.
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
     We and our customers could suffer harm if customer information were accessed by third parties due to a security failure in our systems. The collection of data and processing of transactions through our direct to consumer operations require us to receive and store a large amount of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions. Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. If some of the current proposals are adopted, we may be subject to more extensive requirements to protect the customer information that we process in connection with the purchases of our products. We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, results of operations, financial condition and cash flows due to the costs and negative market reaction relating to such developments.
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

We had approximately 47,400 employees worldwide as of January 2, 2010, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.
     We had approximately 47,400 employees worldwide as of January 2, 2010. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. Approximately 39,600 of those employees were outside of the United States. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
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
If we are unable to protect our intellectual property rights, our business may be adversely affected.
     Our trademarks and copyrights are important to our marketing efforts and have substantial value. We aggressively protect these trademarks and copyrights from infringement and dilution through appropriate measures, including court actions and administrative proceedings. We are susceptible to others imitating our products and infringing our intellectual property rights. Infringement or counterfeiting of our products could diminish the value of our brands or otherwise adversely affect our business. Actions we have taken to establish and protect our intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, unilateral actions in the United States or other countries, such as changes to or the repeal of laws recognizing trademark or other intellectual property rights, could have an impact on our ability to enforce those rights.
     The value of our intellectual property could diminish if others assert rights in, or ownership of, our trademarks and other intellectual property rights. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our trademarks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar trademarks. We are from time to time involved in opposition and cancelation proceedings with respect to some items of our intellectual property.
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
     Our charter permits our board of directors, without stockholder approval, to amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue. In addition, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, conversion or other rights, voting powers and other terms of the classified or reclassified shares. Our board of directors could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. Under Maryland law, our board of directors also is permitted, without stockholder approval, to implement a classified board structure at any time.
     Our bylaws, which only can be amended by our board of directors, provide that nominations of persons for election to our board of directors and the proposal of business to be considered at a stockholders meeting may be made only in the notice of the meeting, by or at the direction of our board of directors or by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures of our bylaws. Also, under Maryland law, business combinations between us and an interested stockholder or an affiliate of an interested stockholder, including mergers, consolidations, share exchanges or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. An interested stockholder includes any person who beneficially owns 10% or more of the voting power of our shares or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our stock. A person is not an interested stockholder under the statute if our board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our board. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by two supermajority votes or our common stockholders must receive a minimum price, as defined under Maryland law, for their shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder.
     In addition, we have adopted a stockholder rights agreement which provides that in the event of an acquisition of or tender offer for 15% of our outstanding common stock, our stockholders, other than the acquirer, shall be granted rights to purchase our common stock at a certain price. The stockholder rights agreement could make it more difficult for a third-party to acquire our common stock without the approval of our board of directors.
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

Name	Age	Positions
Richard A. Noll	52	Chairman of the Board of Directors and Chief Executive Officer
Gerald W. Evans Jr.	50	President, International Business and Global Supply Chain
William J. Nictakis	49	President, Chief Commercial Officer
Joia M. Johnson	49	Executive Vice President, General Counsel and Corporate Secretary
Kevin W. Oliver	52	Executive Vice President, Human Resources
E. Lee Wyatt Jr.	57	Executive Vice President, Chief Financial Officer
     Richard A. Noll has served as Chairman of the Board of Directors since January 2009, as our Chief Executive Officer since April 2006 and as a director since our formation in September 2005. From December 2002 until the completion of the spin off in September 2006, he also served as a Senior Vice President of Sara Lee. From July 2005 to April 2006, Mr. Noll served as President and Chief Operating Officer of Sara Lee Branded Apparel. Mr. Noll served as Chief Executive Officer of Sara Lee Bakery Group from July 2003 to July 2005 and as the Chief Operating Officer of Sara Lee Bakery Group from July 2002 to July 2003. From July 2001 to July 2002, Mr. Noll was Chief Executive Officer of Sara Lee Legwear, Sara Lee Direct and Sara Lee Mexico. Mr. Noll joined Sara Lee in 1992 and held a number of management positions with increasing responsibilities while employed by Sara Lee.

     Gerald W. Evans Jr. has served as our President, International Business and Global Supply Chain since February 2009. From February 2008 until February 2009, he served as our President, Global Supply Chain and Asia Business Development. From the completion of the spin off in September 2006 until February 2008, he served as Executive Vice President, Chief Supply Chain Officer. From July 2005 until the completion of the spin off, Mr. Evans served as a Vice President of Sara Lee and as Chief Supply Chain Officer of Sara Lee Branded Apparel. Mr. Evans served as President and Chief Executive Officer of Sara Lee Sportswear and Underwear from March 2003 until June 2005 and as President and Chief Executive Officer of Sara Lee Sportswear from March 1999 to February 2003.
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
     As of January 2, 2010, we owned and leased properties in 23 countries, including 41 manufacturing facilities and 19 distribution centers, as well as office facilities. The leases for these properties expire between 2010 and 2019, with the exception of some seasonal warehouses that we lease on a month-by-month basis. For more information about our capital lease obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Contractual Obligations and Commitments.”
     As of January 2, 2010, we also operated 228 direct outlet stores in 40 states, most of which are leased under five-year, renewable lease agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.

     The following table summarizes our properties by country as of January 2, 2010:

	Owned	Leased
Properties by Country (1)	Square Feet	Square Feet	Total
United States	7,552,597	5,467,635	13,020,232
Non-U.S. facilities:
El Salvador	1,094,170	277,487	1,371,657
Honduras	356,279	974,376	1,330,655
China	1,070,912	43,740	1,114,652
Dominican Republic	746,484	175,661	922,145
Mexico	185,152	347,730	532,882
Canada	289,480	126,777	416,257
Vietnam	111,385	202,361	313,746
Costa Rica	303,419	—	303,419
Thailand	277,733	24,992	302,725
Belgium	—	165,428	165,428
Brazil	—	164,548	164,548
Argentina	87,279	7,301	94,580
10 other countries	—	77,426	77,426

Total non-U.S. facilities	4,522,293	2,587,827	7,110,120

Totals	12,074,890	8,055,462	20,130,352

(1)	Excludes vacant land.
     The following table summarizes the properties primarily used by our segments as of January 2, 2010:

	Owned	Leased
Properties by Segment (1)	Square Feet	Square Feet	Total
Innerwear	4,627,196	3,557,336	8,184,532
Outerwear	2,744,663	1,398,907	4,143,570
Hosiery	1,138,082	39,000	1,177,082
Direct to Consumer	—	1,727,303	1,727,303
International	452,014	900,283	1,352,297
Other (2)	—	—	—

Totals	8,961,955	7,622,829	16,584,784

(1)	Excludes vacant land, facilities under construction, facilities no longer in operation intended for disposal, sourcing offices not associated with a particular segment, and office buildings housing corporate functions.

(2)	Our Other segment is comprised primarily of sales of yarn to third parties in the United States and Latin America that maintain asset utilization at certain manufacturing facilities used by one or more of our other segments. No facilities are used primarily by our Other segment.

Item 3. Legal Proceedings
     Although we are subject to various claims and legal actions that occur from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of stockholders during the quarter ended January 2, 2010.
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
     The following table sets forth the high and low sales prices for our common stock for the indicated periods:

	High	Low
2008
Quarter ended March 29, 2008	$30.40	$21.47
Quarter ended June 28, 2008	$37.73	$27.45
Quarter ended September 27, 2008	$29.00	$21.38
Quarter ended January 3, 2009	$22.77	$8.54
2009
Quarter ended April 4, 2009	$13.66	$5.14
Quarter ended July 4, 2009	$19.07	$10.76
Quarter ended October 3, 2009	$22.96	$13.07
Quarter ended January 2, 2010	$26.61	$21.02
Holders of Record
     On February 1, 2010, there were 43,529 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 86,000 beneficial owners of our common stock as of February 1, 2010.
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

Issuer Purchases of Equity Securities
     There were no purchases by Hanesbrands during the quarter or year ended January 2, 2010 of equity securities that are registered under Section 12 of the Exchange Act.
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
COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

Equity Compensation Plan Information
     The following table provides information about our equity compensation plans as of January 2, 2010.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance (1)
Equity compensation plans approved by security holders	7,987,847	$21.73	4,535,888
Equity compensation plans not approved by security holders	—	—	—

Total	7,987,847	$21.73	4,535,888

(1)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 2,456,864 shares available under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 and 2,079,024 shares available under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006.

Item 6.	Selected Financial Data
     The following table presents our selected historical financial data. The statement of income data for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 and the balance sheet data as of January 2, 2010 and January 3, 2009 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the six-month period ended December 30, 2006 and the years ended July 1, 2006 and July 2, 2005 and the balance sheet data as of December 29, 2007, December 30, 2006, July 1, 2006 and July 2, 2005 has been derived from our financial statements not included in this Annual Report on Form 10-K.
     In October 2006, our Board of Directors approved a change in our fiscal year end from the Saturday closest to June 30 to the Saturday closest to December 31. As a result of this change, the table below includes presentation of the transition period beginning on July 2, 2006 and ending on December 30, 2006.
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

				Six Months
	Years Ended			Ended	Years Ended
	January 2,	January 3,	December 29,	December 30,	July 1,	July 2,
	2010	2009	2007	2006	2006	2005
	(amounts in thousands, except per share data)
Statement of Income Data:
Net sales	$3,891,275	$4,248,770	$4,474,537	$2,250,473	$4,472,832	$4,683,683
Cost of sales	2,626,001	2,871,420	3,033,627	1,530,119	2,987,500	3,223,571

Gross profit	1,265,274	1,377,350	1,440,910	720,354	1,485,332	1,460,112
Selling, general and administrative expenses	940,530	1,009,607	1,040,754	547,469	1,051,833	1,053,654
Gain on curtailment of postretirement benefits	—	—	(32,144)	(28,467)	—	—
Restructuring	53,888	50,263	43,731	11,278	(101)	46,978

Operating profit	270,856	317,480	388,569	190,074	433,600	359,480
Other expense (income)	49,301	(634)	5,235	7,401	—	—
Interest expense, net	163,279	155,077	199,208	70,753	17,280	13,964

Income before income tax expense	58,276	163,037	184,126	111,920	416,320	345,516
Income tax expense	6,993	35,868	57,999	37,781	93,827	127,007

Net income	$51,283	$127,169	$126,127	$74,139	$322,493	$218,509

Earnings per share — basic(1)	$0.54	$1.35	$1.31	$0.77	$3.35	$2.27
Earnings per share — diluted(2)	$0.54	$1.34	$1.30	$0.77	$3.35	$2.27
Weighted average shares — basic(1)	95,158	94,171	95,936	96,309	96,306	96,306
Weighted average shares — diluted(2)	95,668	95,164	96,741	96,620	96,306	96,306

	January 2,	January 3,	December 29,	December 30,	July 1,	July 2,
	2010	2009	2007	2006	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$38,943	$67,342	$174,236	$155,973	$298,252	$1,080,799
Total assets	3,326,564	3,534,049	3,439,483	3,435,620	4,903,886	4,257,307
Noncurrent liabilities:
Long-term debt	1,727,547	2,130,907	2,315,250	2,484,000	—	—
Other noncurrent liabilities	385,323	469,703	146,347	271,168	49,987	53,559
Total noncurrent liabilities	2,112,870	2,600,610	2,461,597	2,755,168	49,987	53,559
Total stockholders’ or parent companies’ equity	334,719	185,155	288,904	69,271	3,229,134	2,602,362

(1)	Prior to the spin off on September 5, 2006, the number of shares used to compute basic and diluted earnings per share is 96,306, which was the number of shares of our common stock outstanding on September 5, 2006.

(2)	Subsequent to the spin off on September 5, 2006, the number of shares used to compute diluted earnings per share is based on the number of shares of our common stock outstanding, plus the potential dilution that could occur if restricted stock units and options granted under our equity-based compensation arrangements were exercised or converted into common stock.

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
     MD&A is a supplement to our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and is provided to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:
•	Overview. This section provides a general description of our company and operating segments, business and industry trends, our key business strategies, our consolidation and globalization strategy, and background information on other matters discussed in this MD&A.
•	Components of Net Sales and Expenses. This section provides an overview of the components of our net sales and expense that are key to an understanding of our results of operations.
•	2009 Highlights. This section discusses some of the highlights of our performance and activities during 2009.
•	Consolidated Results of Operations and Operating Results by Business Segment. These sections provide our analysis and outlook for the significant line items on our statements of income, as well as other information that we deem meaningful to an understanding of our results of operations on both a consolidated basis and a business segment basis.
•	Liquidity and Capital Resources. This section provides an analysis of trends and uncertainties affecting liquidity, cash requirements for our business, sources and uses of our cash and our financing arrangements.
•	Critical Accounting Policies and Estimates. This section discusses the accounting policies that we consider important to the evaluation and reporting of our financial condition and results of operations, and whose application requires significant judgments or a complex estimation process.
•	Recently Issued Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting pronouncements that we will be required to adopt in a future period.
Overview
Our Company
     We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Stedman, Outer Banks, Zorba, Rinbros and Duofold. We design, manufacture, source and sell a broad range of apparel essentials such as T-shirts, bras, panties, men’s underwear, kids’ underwear, casualwear, activewear, socks and hosiery.
     According to NPD, our brands hold either the number one or number two U.S. market position by sales value in most product categories in which we compete, for the 12 month period ended December 31, 2009. In 2009, Hanes was number one for the sixth consecutive year as the most preferred men’s apparel brand, women’s intimate apparel brand and children’s apparel brand of consumers in Retailing Today magazine’s “Top Brands Study.” Additionally, we had five of the top ten intimate apparel brands preferred by consumers in the Retailing Today study — Hanes, Playtex, Bali, Just My Size and L’eggs. In 2008, the most recent year in which the survey was conducted, Hanes was number one for the fifth consecutive year on the Women’s Wear Daily “Top 100 Brands Survey” for apparel and accessory brands that women know best.

     Our distribution channels include direct to consumer sales at our outlet stores, national chains and department stores and warehouse clubs, mass-merchandise outlets and international sales. During 2009, approximately 45% of our net sales were to mass merchants in the United States, 16% were to national chains and department stores in the United States, 11% were in our International segment, 10% were in our Direct to Consumer segment in the United States, and 18% were to other retail channels in the United States such as embellishers, specialty retailers and sporting goods stores.
     During the fourth quarter of 2009, as we sought to drive more outerwear sales through our retail operations by expanding our Hanes and Champion offerings, we made the decision to change our internal organizational structure so that our retail operations, previously included in our Innerwear segment, would be a separate “Direct to Consumer” segment. As a result, our operations are managed and reported in six operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Hosiery, Direct to Consumer, International and Other. Certain other insignificant changes between segments have been reflected in the segment disclosures to conform to the current organizational structure.These segments are organized principally by product category, geographic location and distribution channel. Management of each segment is responsible for the operations of these segments’ businesses but shares a common supply chain and media and marketing platforms.
•	Innerwear. The Innerwear segment focuses on core apparel essentials, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, and socks, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes and Polo Ralph Lauren brand names. During 2009, net sales from our Innerwear segment were $1.8 billion, representing approximately 47% of total net sales.
•	Outerwear. We are a leader in the casualwear and activewear markets through our Hanes, Champion, Just My Size and Duofold brands, where we offer products such as T-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In 2009, we entered into a multi-year agreement to provide a women’s casualwear program with our Just My Size brand at Wal-Mart stores. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for collegiate apparel and footwear. We also supply our T-shirts, sport shirts and fleece products, including brands such as Hanes, Champion, Outer Banks and Hanes Beefy-T, to customers, primarily wholesalers, who then resell to screen printers and embellishers. During 2009, net sales from our Outerwear segment were $1.1 billion, representing approximately 27% of total net sales.
•	Hosiery. We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our L’eggs, Hanes and Just My Size brands. During 2009, net sales from our Hosiery segment were $186 million, representing approximately 5% of total net sales. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.
•	Direct to Consumer. Our Direct to Consumer operations include our value-based (“outlet”) stores and Internet operations which sell products from our portfolio of leading brands. We sell our branded products directly to consumers through our outlet stores as well as our Web sites operating under the Hanes, One Hanes Place, Just My Size and Champion names. Our Internet operations are supported by our catalogs. As of January 2, 2010 and January 3, 2009, we had 228 and 213 outlet stores, respectively. During 2009, net sales from our Direct to Consumer segment were $370 million, representing approximately 10% of total net sales.
•	International. International includes products that span across the Innerwear, Outerwear and Hosiery reportable segments and are primarily marketed under the Hanes, Champion, Wonderbra, Playtex, Stedman, Zorba, Rinbros, Kendall, Sol y Oro, Bali and Ritmo brands. During 2009, net sales from our International segment were $438 million, representing approximately 11% of total net sales and included sales in Latin America, Asia, Canada, Europe and South America. Our largest international markets are Canada, Japan, Mexico, Europe and Brazil, and we also have sales offices in India and China.

•	Other. Our Other segment primarily consists of sales of yarn to third parties in the United States and Latin America that maintain asset utilization at certain manufacturing facilities and are intended to generate approximate break even margins. During 2009, net sales from our Other segment were $13 million, representing less than 1% of total net sales. In October 2009, we completed the sale of our yarn operations as a result of which we ceased making our own yarn and now source all of our yarn requirements from large-scale yarn suppliers. As a result of the sale of our yarn operations we will no longer have net sales in our Other segment in the future.
Business and Industry Trends
     We are operating in an uncertain and volatile economic environment, which could have unanticipated adverse effects on our business. The current retail environment has been impacted by recent volatility in the financial markets and by uncertain economic conditions. Increases in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have all added to declines in consumer confidence and curtailed retail spending.
     During 2009, we did not see a sustained rebound in consumer spending but rather mixed results. We also experienced substantial pressure on profitability due to the economic climate, increased pension costs and increased costs associated with implementing our price increase which became effective in February 2009, including repackaging costs.
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
     Our top ten customers accounted for 65% of our net sales and our top customer, Wal-Mart, accounted for over $1 billion of our sales in 2009. Our largest customers in 2009 were Wal-Mart, Target and Kohl’s, which accounted for 27%, 17% and 7% of total sales, respectively. The growth in retailers can create pricing pressures as our customers grow larger and seek to have greater concessions in their purchase of our products, while they can be increasingly demanding that we provide them with some of our products on an exclusive basis. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging economic environment. In addition, during the past several years, various retailers, including some of our largest customers, have experienced significant difficulties, including restructurings, bankruptcies and liquidations, and the ability of retailers to overcome these difficulties may increase due to the recent deterioration of worldwide economic conditions.
     Anticipating changes in and managing our operations in response to consumer preferences remains an important element of our business. In recent years, we have experienced changes in our net sales, revenues and cash flows in accordance with changes in consumer preferences and trends. For example, we expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences. Hosiery products continue to be more adversely impacted than other apparel categories by reduced consumer discretionary spending, which contributes to weaker sales and lowering of inventory levels by retailers. The Hosiery segment only comprised 5% of our net sales in 2009 however, and as a result, the decline in the Hosiery segment has not had a significant impact on our net sales, revenues or cash flows. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

2010 Outlook
     We have secured significant shelf-space and distribution gains, starting primarily in 2010. Program gains significantly outnumber program losses, and we expect the net space gains to generate approximately 5% incremental sales growth in 2010, independent of a consumer spending rebound. If consumer spending does rebound, we have potential for additional upside in sales growth. By segment, two-thirds of the increases are expected in our Innerwear segment and most of the remainder in our Outerwear segment. However, both our Direct to Consumer and International segments should also see mid-single-digit growth in 2010.
     Specifically for our Innerwear segment, the bulk of the gains are in men’s underwear and intimate apparel. The new programs in men’s underwear have already begun to ship, with the new intimate apparel program starting to ship in the second quarter of 2010. The remaining growth in the Innerwear segment in the back half of the year will be driven by replenishment of these new programs.
     For the Outerwear segment, growth will be driven by the expansion of our Just My Size brand in the first half as a result of a multi-year agreement we entered into with Wal-Mart in April 2009 that significantly expanded the presence of our Just My Size brand. In the second half of 2010, Champion has confirmed space and distribution gains in fleece, performance apparel and sports bras across a broad set of accounts.
     Our projected sales growth, combined with our cost savings, should drive greater operating profit growth in 2010. To support this growth, we have increased our production capacity. Our Nanjing textile facility started production in the fourth quarter of 2009 and is right on plan. We also secured additional capacity with outside contractors. The earthquake in Haiti caused some short-term disruption and incremental costs in early 2010, however we do not believe it will have a material impact on net sales.
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
Sell More
     Through our “sell more” strategy, we seek to drive profitable growth by consistently offering consumers brands they love and trust and products with unsurpassed value. Key initiatives we are employing to implement this strategy include:
•	Build big, strong brands in big core categories with innovative key items. Our ability to react to changing customer needs and industry trends is key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We seek to leverage our insights into consumer demand in the apparel essentials industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. We also support our key brands with targeted, effective advertising and marketing campaigns.
•	Foster strategic partnerships with key retailers via “team selling.” We foster relationships with key retailers by applying our extensive category and product knowledge, leveraging our use of multi-functional customer management teams and developing new customer-specific programs such as C9 by Champion for Target and the recently expanded presence at Wal-Mart of our Just My Size brand. Our goal is to strengthen and deepen our existing strategic relationships with retailers and develop new strategic relationships.
•	Use Kanban concepts to have the right products available in the right quantities at the right time. Through Kanban, a multi-initiative effort that determines production quantities, and in doing so, facilitates just-in-time production and ordering systems, we seek to ensure that products are available to meet customer demands while effectively managing inventory levels.

Spend Less
     Through our “spend less” strategy, we seek to become an integrated organization that leverages its size and global reach to reduce costs, improve flexibility and provide a high level of service. Key initiatives we are employing to implement this strategy include:
•	Optimizing our global supply chain to improve our cost-competitiveness and operating flexibility. We have restructured our supply chain over the past three years to create more efficient production clusters that utilize fewer, larger facilities and to balance our production capability between the Western Hemisphere and Asia. We have closed plant locations, reduced our workforce and relocated some of our manufacturing capacity to lower cost locations in Asia, Central America and the Caribbean Basin. With our global supply chain infrastructure substantially in place, we are now focused on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. The consolidation of our distribution network is still in process but will not result in any substantial charges in future periods. The distribution network consolidation involves the implementation of new warehouse management systems and technology, and opening of new distribution centers and new third-party logistics providers to replace parts of our legacy distribution network.
•	Leverage our global purchasing and manufacturing scale. Historically, we have had a decentralized operating structure with many distinct operating units. We are in the process of consolidating purchasing, manufacturing and sourcing across all of our product categories in the United States. We believe that these initiatives will streamline our operations, improve our inventory management, reduce costs and standardize processes.
Generate Cash
     Through our “generate cash” strategy, we seek to effectively generate and invest cash at or above our weighted average cost of capital to provide superior returns for both our equity and debt investors. Key initiatives we are employing to implement this strategy include:
•	Optimizing our capital structure to take advantage of our business model’s strong and consistent cash flows. Maintaining appropriate debt leverage and utilizing excess cash to, for example, pay down debt, invest in our own stock and selectively pursue strategic acquisitions are keys to building a stronger business and generating additional value for investors. In 2009, we completed a growth-focused debt refinancing that enables us to simultaneously reduce leverage and consider acquisition opportunities.
•	Continuing to improve turns for accounts receivables, inventory, accounts payable and fixed assets. Our ability to generate cash is enhanced through more efficient management of accounts receivables, inventory, accounts payable and fixed assets through several initiatives, such as supplier-managed inventory for raw materials, sourced goods ownership relationships and other efforts.
Consolidation and Globalization Strategy
     We have restructured our supply chain over the past three years to create more efficient production clusters that utilize fewer, larger facilities and to balance our production capability between the Western Hemisphere and Asia. We have closed plant locations, reduced our workforce and relocated some of our manufacturing capacity to lower cost locations in Asia, Central America and the Caribbean Basin. With our global supply chain infrastructure substantially in place, we are now focused on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. We are focused on optimizing the working capital needs of our supply chain through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership relationships. We completed the construction of a textile production plant in Nanjing, China which is our first company-owned textile facility in Asia. Production commenced in the fourth quarter of 2009 and we expect to ramp up production over the next 18 months. The Nanjing facility, along with our other textile facilities and arrangements with outside contractors, enables us to expand and leverage our production scale as we balance our supply chain across hemispheres to support our production capacity. The consolidation of our distribution network is still in process but will not result in any substantial charges in future periods. The distribution network consolidation involves the implementation of new warehouse management systems and technology, and opening of new distribution centers and new third-party logistics providers to replace parts of our legacy distribution network.
     During 2009, we ceased making our own yarn and now source all of our yarn requirements from large-scale yarn suppliers. We entered into an agreement with Parkdale America, LLC (“Parkdale America”) under which we agreed to sell or lease assets related to operations at our four yarn manufacturing facilities to Parkdale America. The transaction closed in October 2009 and resulted in Parkdale America operating three of the four facilities. We approved an action to close the fourth yarn manufacturing facility, as well as a yarn warehouse and a cotton warehouse, all located in the United States, which will result in the elimination of approximately 175 positions. We also entered into a yarn purchase agreement with Parkdale America and Parkdale Mills, LLC (together with Parkdale America, “Parkdale”). Under this agreement, which has an initial term of six years, Parkdale will produce and sell to us a substantial amount of our Western Hemisphere yarn requirements. During the first two years of the term, Parkdale will also produce and sell to us a substantial amount of the yarn requirements of our Nanjing, China textile facility.
     In addition to the actions discussed above, during 2009 we approved actions to close seven manufacturing facilities and three distribution centers in the Dominican Republic, the United States, Costa Rica, Honduras, Puerto Rico and Canada which will result in the elimination of an aggregate of approximately 3,925 positions in those countries and El Salvador. The production capacity represented by the manufacturing facilities has been relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. In addition, approximately 300 management and administrative positions were eliminated, with the majority of these positions based in the United States. We also have recognized accelerated depreciation with respect to owned or leased assets associated with manufacturing facilities and distribution centers which closed during 2009 or we anticipate closing in the next year as part of our consolidation and globalization strategy.
     As a result of the restructuring actions taken since our becoming an independent company on September 5, 2006, our cost structure has been reduced and efficiencies improved, generating savings of $78 million during 2009. In addition to the savings generated from restructuring actions, we benefited from $21 million in savings related to other cost reduction initiatives during 2009.
     As a result of our consolidation and globalization strategy, we expected to incur approximately $250 million in restructuring and related charges over the three year period following the spin off from Sara Lee on September 5, 2006, of which approximately half was expected to be noncash. Through this three year period, we have recognized approximately $278 million in restructuring and related charges related to this strategy, of which approximately half have been noncash. Of the amounts recognized, approximately $103 million related to employee termination and other benefits, approximately $96 million related to accelerated depreciation of buildings and equipment for facilities that have been or will be closed, approximately $30 million related to noncancelable lease and other contractual obligations, approximately $23 million related to write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate, approximately $17 million related to impairments of fixed assets and approximately $9 million related to other exit costs such as equipment moving costs. Accelerated depreciation related to our manufacturing facilities and distribution centers that have been or will be closed is reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income. The write-offs of stranded raw materials and work in process inventory are reflected in the “Cost of sales” line of the Consolidated Statements of Income.
Seasonality and Other Factors
     Our operating results are subject to some variability due to seasonality and other factors. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. Sales are typically higher in the last two quarters (July to December) of each fiscal year. Socks, hosiery and fleece products generally have higher sales during this period as a result of cooler weather, back-to-school shopping and holidays. Sales levels in any period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. For example, we have experienced a shift in timing by our largest retail customers of back-to-school programs between June and July the last two years. Our results of operations are also impacted by fluctuations and volatility in the price of cotton and oil-related materials and the timing of actual spending for our media, advertising and promotion expenses. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
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
Inflation and Changing Prices
     Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. Similarly, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. In addition, inflation often is accompanied by higher interest rates, which could have a negative impact on spending, in which case our margins could decrease. Moreover, increases in inflation may not be matched by rises in income, which also could have a negative impact on spending. If we incur increased costs that we are unable to recoup, or if consumer spending continues to decrease generally, our business, results of operations, financial condition and cash flows may be adversely affected. In an effort to mitigate the impact of incremental costs on our operating results, we raised domestic prices effective February 2009. We implemented an average gross price increase of four percent in our domestic product categories. The range of price increases varied by individual product category.
     Although we have sold our yarn operations, we are still exposed to fluctuations in the cost of cotton. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. While we do employ a dollar cost averaging strategy by entering into hedging contracts from time to time in an attempt to protect our business from the volatility of the market price of cotton, our business can be affected by dramatic movements in cotton prices, although cotton represents only 6% of our cost of sales. The cotton prices reflected in our results were 55 cents per pound in 2009 and 65 cents per pound in 2008. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold.
Components of Net Sales and Expenses
Net sales
     We generate net sales by selling apparel essentials such as T-shirts, bras, panties, men’s underwear, kids’ underwear, socks, hosiery, casualwear and activewear. Our net sales are recognized net of discounts, coupons, rebates, volume-based incentives and cooperative advertising costs. We recognize revenue when (i) there is persuasive evidence of an arrangement, (ii) the sales price is fixed or determinable, (iii) title and the risks of ownership have been transferred to the customer and (iv) collection of the receivable is reasonably assured, which occurs primarily upon shipment. Net sales include an estimate for returns and allowances based upon historical return experience. We also offer a variety of sales incentives to resellers and consumers that are recorded as reductions to net sales. Royalty income from license agreements with manufacturers of other consumer products that incorporate our brands is also included in net sales.

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
Other expense (income)
     Our other expense (income) include charges such as losses on early extinguishment of debt, costs to amend and restate our credit facilities and charges related to the termination of certain interest rate hedging arrangements.
Interest expense, net
     Our interest expense is net of interest income. Interest income is the return we earned on our cash and cash equivalents. Our cash and cash equivalents are invested in highly liquid investments with original maturities of three months or less.
Income tax expense
     Our effective income tax rate fluctuates from period to period and can be materially impacted by, among other things:
•	changes in the mix of our earnings from the various jurisdictions in which we operate;
•	the tax characteristics of our earnings;
•	the timing and amount of earnings of foreign subsidiaries that we repatriate to the United States, which may increase our tax expense and taxes paid; and
•	the timing and results of any reviews of our income tax filing positions in the jurisdictions in which we transact business.

Highlights from the year ended January 2, 2010
•	Total net sales in 2009 were $3.89 billion, compared with $4.25 billion in 2008.
•	Operating profit was $271 million in 2009 compared with $317 million in 2008.
•	Diluted earnings per share were $0.54 in 2009, compared with $1.34 in 2008.
•	During 2009, we approved actions to close eight manufacturing facilities, three distribution centers and two warehouses in the Dominican Republic, the United States, Costa Rica, Honduras, Puerto Rico and Canada and eliminate an aggregate of approximately 4,100 positions in those countries and El Salvador. In addition, approximately 300 management and administrative positions were eliminated, with the majority of these positions based in the United States. In addition, we completed several such actions in 2009 that were approved in 2008.
•	We completed the construction of a textile production plant in Nanjing, China which is our first company-owned textile facility in Asia. Production commenced in the fourth quarter of 2009 and we expect to ramp up production over the next 18 months. The Nanjing facility, along with our other textile facilities and arrangements with outside contractors, enables us to expand and leverage our production scale as we balance our supply chain across hemispheres to support our production capacity.
•	In October 2009, we completed the sale of our yarn operations to Parkdale America as a result of which we ceased making our own yarn and now source all of our yarn requirements from large-scale yarn suppliers. We also entered into a yarn purchase agreement with Parkdale. Under this agreement, which has an initial term of six years, Parkdale will produce and sell to us a substantial amount of our Western Hemisphere yarn requirements. During the first two years of the term, Parkdale will also produce and sell to us a substantial amount of the yarn requirements of our Nanjing, China textile facility.
•	Gross capital expenditures were $127 million in 2009 as we continued to build out our textile and sewing network in Asia, Central America and the Caribbean Basin and were lower by $60 million compared to 2008.
•	In December 2009, we completed a growth-focused debt refinancing that enables us to simultaneously reduce leverage and consider acquisition opportunities. The refinancing gives us more flexibility in our use of excess cash flow, allows continued debt reduction, and provides a stable long-term capital structure with extended debt maturities at rates slightly lower than previous effective rates. The refinancing consisted of the sale of our $500 million 8% Senior Notes and the concurrent amendment and restatement of our 2006 Senior Secured Credit Facility to provide for the $1.15 billion 2009 Senior Secured Credit Facility. The proceeds from the sale of the 8% Senior Notes, together with the proceeds from borrowings under the 2009 Senior Secured Credit Facility, were used to refinance borrowings under the 2006 Senior Secured Credit Facility, to repay all borrowings under our existing second lien credit facility and to pay fees and expenses relating to these transactions.
•	During 2009, we reduced debt by $284 million through the use of cash flows generated from operations which was primarily from the reduction of inventory by $249 million.
•	We ended 2009 with $307 million of borrowing availability under our $400 million Revolving Loan Facility, $91 million of borrowing availability under our Accounts Receivable Securitization Facility, $39 million in cash and cash equivalents and $35 million of borrowing availability under our international loan facilities.

Consolidated Results of Operations — Year Ended January 2, 2010 (“2009”) Compared with Year Ended January 3, 2009 (“2008”)

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Net sales	$3,891,275	$4,248,770	$(357,495)	(8.4)%
Cost of sales	2,626,001	2,871,420	(245,419)	(8.5)

Gross profit	1,265,274	1,377,350	(112,076)	(8.1)
Selling, general and administrative expenses	940,530	1,009,607	(69,077)	(6.8)
Restructuring	53,888	50,263	3,625	7.2

Operating profit	270,856	317,480	(46,624)	(14.7)
Other expense (income)	49,301	(634)	49,935	NM
Interest expense, net	163,279	155,077	8,202	5.3

Income before income tax expense	58,276	163,037	(104,761)	(64.3)
Income tax expense	6,993	35,868	(28,875)	(80.5)

Net income	$51,283	$127,169	$(75,886)	(59.7)%

Net Sales

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Net sales	$3,891,275	$4,248,770	$(357,495)	(8.4)%
     Consolidated net sales were lower by $357 million or 8% in 2009 compared to 2008. Net sales were lower by $303 million or 7% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008. In 2009, we did not see a sustained rebound in consumer spending in our categories but rather mixed results. Overall retail sales for apparel continued to decline during 2009 at most of our larger customers as the continuing recession constrained consumer spending. Our sales incentives were higher in 2009 compared to 2008 as we made significant investments, especially in back-to-school and holiday programs and promotions, in this recessionary environment to support retailers and position ourselves for future sales opportunities. We also made significant investments with key retailers to obtain incremental shelf space for 2010 and beyond.
     Innerwear, Outerwear, Hosiery and International segment net sales were lower by $114 million (6%), $144 million (12%), $32 million (15%) and $58 million (12%), respectively, in 2009 compared to 2008. Our Direct to Consumer segment sales were flat in 2009 compared to 2008. Our Other segment net sales were lower, as expected, by $9 million in 2009 compared to 2008. As a result of the sale of our yarn operations we will no longer have net sales in our Other segment in the future.
     Innerwear segment net sales were lower (6%) in 2009 compared to 2008, primarily due to lower net sales of intimate apparel (12%) and socks (10%) as a result of continued weak sales at retail in this difficult economic environment, partially offset by higher net sales of male underwear (4%). Innerwear segment net sales were lower by $87 million or 5% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.
     Outerwear segment net sales were lower (12%) in 2009 compared to 2008, primarily due to the lower casualwear net sales (24%) in the wholesale channel, which has been highly price competitive especially in this recessionary environment, and lower casualwear net sales (19%) in the retail channel. The lower casualwear net sales in both channels were partially offset by higher net sales (4%) of our Champion brand activewear. The results for the first half of 2009 were negatively impacted by losses of seasonal programs in the retail casualwear channel. Outerwear segment net sales were lower by $130 million or 11% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.

     Hosiery segment net sales were lower (15%) in 2009 compared to 2008. The net sales decline rate has steadily improved over the most recent three consecutive quarters. Hosiery products in all channels continue to be more adversely impacted than other apparel categories by reduced consumer discretionary spending. Hosiery segment net sales were lower by $28 million or 13% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.
     Direct to Consumer segment net sales were flat in 2009 compared to 2008 primarily due to higher net sales in our outlet stores attributable to new store openings offset by lower comparable store sales driven by lower traffic. The higher net sales in our outlet stores were partially offset by lower net sales related to our Internet operations. Direct to Consumer segment net sales were higher by $7 million or 2% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.
     International segment net sales were lower (12%) in 2009 compared to 2008, primarily attributable to an unfavorable impact of $22 million related to foreign currency exchange rates and weak demand globally primarily in Europe, Japan and Canada, which are experiencing recessionary environments similar to that in the United States. International segment net sales declined by 7% in 2009 compared to 2008 after excluding the impact of foreign exchange rates on currency. International segment net sales were lower by $56 million or 11% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.
Gross Profit

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Gross profit	$1,265,274	$1,377,350	$(112,076)	(8.1)%
     Our gross profit was lower by $112 million in 2009 compared to 2008. Gross profit as a percent of net sales remained flat at 32.5% in 2009 compared to 32.4% in 2008.
     Gross profit was lower due to lower sales volume of $167 million, higher sales incentives of $52 million and unfavorable product sales mix of $45 million. Our sales incentives were higher as we made significant investments, especially in back-to-school and holiday programs and promotions, in this recessionary environment to support retailers and position ourselves for future sales opportunities. We also made significant investments in the fourth quarter of 2009 of approximately $13 million with key retailers to obtain incremental shelf space for 2010 and beyond. Other factors contributing to lower gross profit were higher other manufacturing costs of $33 million primarily related to lower volume partially offset by cost reductions at our manufacturing facilities, higher production costs of $14 million related to higher energy and oil-related costs, including freight costs, higher cost of finished goods sourced from third party manufacturers of $10 million primarily resulting from foreign exchange transaction losses, other vendor price increases of $9 million and an $8 million unfavorable impact related to foreign currency exchange rates. The unfavorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the U.S. dollar compared to the Mexican peso, Canadian dollar, Euro and Brazilian real partially offset by the strengthening of the Japanese yen compared to the U.S. dollar during 2009 compared to 2008. Duty refunds were lower by $19 million in 2009 compared to 2008 as a result of the final passage of the Dominican Republic-Central America-United States Free Trade Agreement in Costa Rica which allowed us to recover in 2008 $15 million of duties previously paid. In addition, we incurred $8 million of favorable cost recognition in 2008 that did not reoccur in 2009 related to the capitalization of certain inventory supplies.
     Our gross profit was positively impacted by higher product pricing of $123 million before increased sales incentives, savings from our prior restructuring actions of $45 million, lower on-going excess and obsolete inventory costs of $30 million and lower cotton costs of $26 million. The higher product pricing was due to the implementation of an average gross price increase of four percent in our domestic product categories in February 2009. The range of price increases varied by individual product category. The lower excess and obsolete inventory costs in 2009 are attributable to both our continuous evaluation of inventory levels and simplification of our product category offerings. We realized these benefits by driving down obsolete inventory levels through aggressive management and promotions.
     The cotton prices reflected in our results were 55 cents per pound in 2009 as compared to 65 cents in 2008. Energy and oil-related costs were higher in 2009 due to a spike in oil-related commodity prices during the summer of 2008 which impacted our cost of sales in 2009.
     We incurred lower one-time restructuring related write-offs of $15 million in 2009 compared to 2008 for stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate. In addition, accelerated depreciation was lower by $15 million in 2009 compared to 2008.
Selling, General and Administrative Expenses

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Selling, general and administrative expenses	$940,530	$1,009,607	$(69,077)	(6.8)%
     Our selling, general and administrative expenses were $69 million lower in 2009 compared to 2008. Our continued focus on cost reductions resulted in lower expenses related to savings of $33 million from our prior restructuring actions for compensation and related benefits, lower technology expenses of $21 million, lower distribution expenses of $16 million, lower bad debt expense of $7 million primarily due to a customer bankruptcy in 2008, lower selling and other marketing related expenses of $5 million, lower consulting related expenses of $3 million and lower non-media related media, advertising and promotion (“MAP”) expenses of $2 million. The lower distribution expenses were primarily attributable to lower sales volume that reduced our labor, postage and freight expenses and lower rework expenses in our distribution centers. In addition, in October 2009, we recognized an $8 million gain related to the sale of our yarn operations to Parkdale America.
     Our media related MAP expenses were $24 million lower in 2009 compared to 2008. While we chose to reduce our spending earlier in 2009, we made significant investments in the fourth quarter of 2009 to support retailers and position ourselves for future sales opportunities. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
     Our pension and stock compensation expenses, which are noncash, were higher by $33 million and $6 million, respectively, in 2009 compared to 2008. The higher pension expense is primarily due to the lower funded status of our pension plans at the end of 2008, which resulted from a decline in the fair value of plan assets due to the stock market’s performance during 2008 and a higher discount rate at the end of 2008.
     We also incurred higher expenses of $4 million in 2009 compared to 2008 as a result of opening retail stores. We opened 17 retail stores during 2009. In addition, we incurred higher accelerated depreciation of $3 million and higher other expenses of $2 million related to amending the terms of all outstanding stock options granted under the Hanesbrands Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”) of 2006 that had an original term of five or seven years to the tenth anniversary of the original grant date. Changes due to foreign currency exchange rates, which are included in the impact of the changes discussed above, resulted in lower selling, general and administrative expenses of $6 million in 2009 compared to 2008.

Restructuring

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Restructuring	$53,888	$50,263	$3,625	7.2%
     During 2009, we ceased making our own yarn and now source all of our yarn requirements from large-scale yarn suppliers. We entered into an agreement with Parkdale America under which we agreed to sell or lease assets related to operations at our four yarn manufacturing facilities to Parkdale America. The transaction closed in October 2009 and resulted in Parkdale America operating three of the four facilities. We approved an action to close the fourth yarn manufacturing facility, as well as a yarn warehouse and a cotton warehouse, all located in the United States, which will result in the elimination of approximately 175 positions. We also entered into a yarn purchase agreement with Parkdale. Under this agreement, which has an initial term of six years, Parkdale will produce and sell to us a substantial amount of our Western Hemisphere yarn requirements. During the first two years of the term, Parkdale will also produce and sell to us a substantial amount of the yarn requirements of our Nanjing, China textile facility.
     In addition to the actions discussed above, during 2009 we approved actions to close seven manufacturing facilities and three distribution centers in the Dominican Republic, the United States, Costa Rica, Honduras, Puerto Rico and Canada which will result in the elimination of an aggregate of approximately 3,925 positions in those countries and El Salvador. The production capacity represented by the manufacturing facilities will be relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. In addition, approximately 300 management and administrative positions were eliminated, with the majority of these positions based in the United States.
     During 2009, we recorded charges related to employee termination and other benefits of $24 million recognized in accordance with benefit plans previously communicated to the affected employee group, charges related to contract obligations of $14 million, other exit costs of $8 million related to moving equipment and inventory from closed facilities and fixed asset impairment charges of $8 million.
     In 2009 and 2008, we recorded one-time write-offs of $4 million and $19 million, respectively, of stranded raw materials and work in process inventory related to the closure of manufacturing facilities and recorded in the “Cost of sales” line. The raw materials and work in process inventory was determined not to be salvageable or cost-effective to relocate. In addition, in connection with our consolidation and globalization strategy, we recognized noncash charges of $9 million and $24 million 2009 and 2008, respectively, in the “Cost of sales” line and a noncash charge of $3 million in 2009 in the “Selling, general and administrative expenses” line related to accelerated depreciation of buildings and equipment for facilities that have been closed or will be closed.
     These actions were a continuation of our consolidation and globalization strategy, and are expected to result in benefits of moving production to lower-cost manufacturing facilities, leveraging our large scale in high-volume products and consolidating production capacity. These approved actions represent the substantial completion of the consolidation and globalization of our supply chain.
     During 2008, we incurred $50 million in restructuring charges which primarily related to employee termination and other benefits and charges related to exiting supply contracts associated with plant closures approved during that period.

Operating Profit

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Operating profit	$270,856	$317,480	$(46,624)	(14.7)%
     Operating profit was lower in 2009 compared to 2008 as a result of lower gross profit of $112 million and higher restructuring and related charges of $4 million, partially offset by lower selling, general and administrative expenses of $69 million. Changes in foreign currency exchange rates had an unfavorable impact on operating profit of $1 million in 2009 compared to 2008. Operating profit was $41 million lower in 2009 compared to 2008 excluding the impact of the 53rd week in 2008.
Other Expense (Income)

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Other expense (income)	$49,301	$(634)	$49,935	NM
     In December 2009, we completed the sale of our 8% Senior Notes and concurrently amended and restated the 2006 Senior Secured Credit Facility to provide for the 2009 Senior Secured Credit Facility. The proceeds from the sale of the 8% Senior Notes, together with the proceeds from borrowings under the 2009 Senior Secured Credit Facility, were used to refinance borrowings under the 2006 Senior Secured Credit Facility, to repay all borrowings under our $450 million second lien credit facility that we entered into in 2006 (the “Second Lien Credit Facility”), and to pay fees and expenses relating to these transactions.
     In connection with these transactions in December 2009, we recognized a loss on early extinguishment of debt of $17 million related to unamortized debt issuance costs and fees paid in connection with the execution of the 2009 Senior Secured Credit Facility and the issuance of the 8% Senior Notes. In addition, in December 2009, we recognized a loss of $26 million related to certain interest rate hedging arrangements which were terminated as a result of the refinancing of our outstanding borrowings under the 2006 Senior Secured Credit Facility and repayment of the outstanding borrowings under the Second Lien Credit Facility.
     In September 2009 we incurred a $2 million loss on early extinguishment of debt related to unamortized debt issuance costs resulting from the prepayment of $140 million of principal under the 2006 Senior Secured Credit Facility.
     In March 2009, we incurred costs of $4 million to amend the 2006 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility.
     During 2008, we recognized a gain of $2 million related to the repurchase of $6 million of the Floating Rate Senior Notes for $4 million. This gain was partially offset by a $1 million loss on early extinguishment of debt related to unamortized debt issuance costs on the 2006 Senior Secured Credit Facility for the prepayment of $125 million of principal in 2008.

Interest Expense, Net

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Interest expense, net	$163,279	$155,077	$8,202	5.3%
     Interest expense, net was higher by $8 million in 2009 compared to 2008. The amendments of the 2006 Senior Secured Credit Facility and Accounts Receivable Securitization Facility in March 2009 increased our interest-rate margin by 300 basis points and 325 basis points, respectively, which increased interest expense in 2009 compared to 2008 by $31 million. The execution of the 2009 Senior Secured Credit Facility and the issuance of the 8% Senior Notes in December 2009 increased interest expense in 2009 compared to 2008 by $3 million.
     These increases in interest expense were partially offset by a lower London Interbank Offered Rate, or “LIBOR,” and lower outstanding debt balances that reduced interest expense by a combined $23 million. In addition, interest expense, net was lower by $3 million in 2009 due to the impact of the 53rd week in 2008. Our weighted average interest rate on our outstanding debt was 6.86% during 2009 compared to 6.09% in 2008.
Income Tax Expense

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Income tax expense	$6,993	$35,868	$(28,875)	(80.5)%
     Our annual effective income tax rate was 12.0% in 2009 compared to 22.0% in 2008. Our domestic earnings were lower in 2009 as a result of higher restructuring and related charges and the debt refinancing costs. The lower effective income tax rate is attributable primarily to a higher proportion of our earnings attributed to foreign subsidiaries which are taxed at rates lower than the U.S. statutory rate. Also, we recognized net tax benefits of $12 million due to updated assessments of previously accrued amounts. Our annual effective tax rate reflected our strategic initiative to make substantial capital investments outside the United States in our global supply chain in 2009.
Net Income

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Net income	$51,283	$127,169	$(75,886)	(59.7)%
     Net income for 2009 was lower than 2008 primarily due to higher other expenses of $50 million, lower operating profit of $47 million and higher interest expense of $8 million, partially offset by lower income tax expense of $29 million. Net income was $73 million lower in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.

Operating Results by Business Segment — Year Ended January 2, 2010 (“2009”) Compared with Year Ended January 3, 2009 (“2008”)

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Net sales:
Innerwear	$1,833,616	$1,947,167	$(113,551)	(5.8)%
Outerwear	1,051,735	1,196,155	(144,420)	(12.1)
Hosiery	185,710	217,391	(31,681)	(14.6)
Direct to Consumer	369,739	370,163	(424)	(0.1)
International	437,804	496,170	(58,366)	(11.8)
Other	12,671	21,724	(9,053)	(41.7)

Total net sales	$3,891,275	$4,248,770	$(357,495)	(8.4)%

Segment operating profit (loss):
Innerwear	$234,352	$223,420	$10,932	4.9%
Outerwear	53,050	66,149	(13,099)	(19.8)
Hosiery	61,070	68,696	(7,626)	(11.1)
Direct to Consumer	37,178	44,541	(7,363)	(16.5)
International	44,688	64,349	(19,661)	(30.6)
Other	(2,164)	328	(2,492)	NM

Total segment operating profit	428,174	467,483	(39,309)	(8.4)
Items not included in segment operating profit:
General corporate expenses	(75,127)	(45,177)	29,950	66.3
Amortization of trademarks and other intangibles	(12,443)	(12,019)	424	3.5
Restructuring	(53,888)	(50,263)	3,625	7.2
Inventory write-off included in cost of sales	(4,135)	(18,696)	(14,561)	(77.9)
Accelerated depreciation included in cost of sales	(8,641)	(23,862)	(15,221)	(63.8)
Accelerated depreciation included in selling, general and administrative expenses	(3,084)	14	3,098	NM

Total operating profit	270,856	317,480	(46,624)	(14.7)
Other (expense) income	(49,301)	634	49,935	NM
Interest expense, net	(163,279)	(155,077)	8,202	5.3

Income before income tax expense	$58,276	$163,037	$(104,761)	(64.3)%

Innerwear

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Net sales	$1,833,616	$1,947,167	$(113,551)	(5.8)%
Segment operating profit	234,352	223,420	10,932	4.9
     Overall net sales in the Innerwear segment were lower by $114 million or 6% in 2009 compared to 2008 as the recessionary environment continued to constrain consumer spending. Total intimate apparel net sales were $110 million lower in 2009 compared to 2008 and represents 97% of the total segment net sales decline. We believe our lower net sales in our Hanes brand of $47 million, our Playtex brand of $34 million and our smaller brands (barely there, Just My Size and Wonderbra) of $27 million and $6 million lower private label net sales were primarily attributable to weaker sales at retail as a result of lower consumer spending during the year. These declines were partially offset by an increase of $5 million of our Bali brand intimate apparel net sales in 2009 compared to 2008.
     Total male underwear net sales were $27 million higher in 2009 compared to 2008 which reflect higher net sales in our Hanes brand of $26 million. The higher Hanes brand male underwear sales reflect growth in key segments of this category such as crewneck and V-neck T-shirts and boxer briefs and product innovations like the Comfort Fit waistbands. Lower net sales in our socks product category of $28 million in 2009 compared to 2008 reflect a decline in Hanes and Champion brand net sales in our men’s and kids’ product category. Innerwear segment net sales were lower by $87 million or 5% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.
     The Innerwear segment gross profit was lower by $51 million in 2009 compared to 2008. The lower gross profit was due to lower sales volume of $62 million, higher sales incentives of $38 million due to investments made with retailers, unfavorable product sales mix of $21 million, lower duty refunds of $17 million, higher other manufacturing costs of $14 million, higher production costs of $8 million related to higher energy and oil-related costs, including freight costs and other vendor price increases of $7 million. Additionally, favorable cost recognition of $8 million occurred in 2008 that did not reoccur in 2009 related to the capitalization of certain inventory supplies. These higher costs were partially offset by higher product pricing of $69 million before increased sales incentives, savings from our prior restructuring actions of $23 million, lower on-going excess and obsolete inventory costs of $23 million and lower cotton costs of $10 million.
     As a percent of segment net sales, gross profit in the Innerwear segment was 32.3% in 2009 compared to 33.0% in 2008, decreasing as a result of the items described above.
     The higher Innerwear segment operating profit in 2009 compared to 2008 was primarily attributable to lower media related MAP expenses of $25 million, savings of $18 million from prior restructuring actions primarily for compensation and related benefits, lower technology expenses of $11 million, lower bad debt expense of $5 million primarily due to a customer bankruptcy in 2008 and lower distribution expenses of $2 million, which partially offset lower gross profit.
     A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for 2009 is consistent with 2008. Our consolidated selling, general and administrative expenses before segment allocations was $69 million lower in 2009 compared to 2008.
Outerwear

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Net sales	$1,051,735	$1,196,155	$(144,420)	(12.1)%
Segment operating profit	53,050	66,149	(13,099)	(19.8)
     Net sales in the Outerwear segment were lower by $144 million or 12% in 2009 compared to 2008, primarily as a result of lower casualwear net sales in our wholesale and retail channels of $93 million and $63 million, respectively. The wholesale channel has been significantly impacted by lower consumer spending with our customers in this channel and highly price competitive especially in this recessionary environment. The lower retail casualwear net sales reflect an $89 million impact due to the losses of seasonal programs not renewed for 2009 that only impacted the first half of 2009 partially offset by additional net sales and royalty income resulting from an exclusive long-term agreement entered into with Wal-Mart in April 2009 that significantly expanded the presence of our Just My Size brand in all Wal-Mart stores. In addition, total activewear product category net sales were $13 million higher. Our Champion brand activewear sales, which continue to benefit from our marketing investment in the brand, were higher by $18 million. Outerwear segment net sales were lower by $130 million or 11% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.

     The Outerwear segment gross profit was lower by $39 million in 2009 compared to 2008. The lower gross profit is due to lower sales volume of $47 million, unfavorable product sales mix of $20 million, higher other manufacturing costs of $15 million, higher sales incentives of $8 million due to investments made with retailers, higher production costs of $6 million related to higher energy and oil-related costs, including freight costs, and other vendor price increases of $2 million. These higher costs were partially offset by savings of $22 million from our prior restructuring actions, lower cotton costs of $16 million, higher product pricing of $16 million before increased sales incentives and lower on-going excess and obsolete inventory costs of $5 million.
     As a percent of segment net sales, gross profit in the Outerwear segment was 21.9% in 2009 compared to 22.5% in 2008, declining as a result of the items described above.
     The lower Outerwear segment operating profit in 2009 compared to 2008 was primarily attributable to lower gross profit and higher media related MAP expenses of $5 million partially offset by lower distribution expenses of $11 million, savings of $10 million from our prior restructuring actions, lower technology expenses of $7 million, lower non-media related MAP expenses of $3 million and lower bad debt expense of $2 million primarily due to a customer bankruptcy in 2008.
     A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for 2009 is consistent with 2008. Our consolidated selling, general and administrative expenses before segment allocations was $69 million lower in 2009 compared to 2008.
Hosiery

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Net sales	$185,710	$217,391	$(31,681)	(14.6)%
Segment operating profit	61,070	68,696	(7,626)	(11.1)
     Net sales in the Hosiery segment declined by $32 million or 15%, which was primarily due to lower sales of our L’eggs brand to mass retailers and food and drug stores and our Hanes brand to national chains and department stores. The net sales decline rate has improved over the most recent three consecutive quarters. Hosiery products continue to be more adversely impacted than other apparel categories by reduced consumer discretionary spending, which contributes to weaker retail sales and lowering of inventory levels by retailers. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently. Hosiery segment net sales were lower by $28 million or 13% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.
     The Hosiery segment gross profit was lower by $16 million in 2009 compared to 2008. The lower gross profit for 2009 compared to 2008 was the result of lower sales volume of $23 million and higher other manufacturing costs of $4 million, partially offset by higher product pricing of $12 million. As a percent of segment net sales, gross profit in the Hosiery segment was 49.8% in 2009 and in 2008.
     The lower Hosiery segment operating profit in 2009 compared to 2008 is primarily attributable to lower gross profit, partially offset by lower distribution expenses of $3 million, savings of $2 million from our prior restructuring actions and lower technology expenses of $2 million.
     A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for 2009 is consistent with 2008. Our consolidated selling, general and administrative expenses before segment allocations was $69 million lower in 2009 compared to 2008.

Direct to Consumer

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Net sales	$369,739	$370,163	$(424)	(0.1)%
Segment operating profit	37,178	44,541	(7,363)	(16.5)
     Direct to Consumer segment net sales were flat in 2009 compared to 2008 primarily due to higher net sales in our outlet stores of $1 million attributable to new store openings offset by lower comparable store sales (3%) driven by lower traffic. The higher net sales in our outlet stores were partially offset by lower net sales of $1 million related to our Internet operations. Direct to Consumer segment net sales were higher by $7 million or 2% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.

     The Direct to Consumer segment gross profit was higher by $5 million in 2009 compared to 2008. The higher gross profit is due to higher product pricing of $13 million and lower on-going excess and obsolete inventory costs of $2 million, partially offset by lower sales volume of $7 million and unfavorable product sales mix of $4 million.

As a percent of segment net sales, gross profit in the Direct to Consumer segment was 62.4% in 2009 compared to 61.1% in 2008, increasing as a result of the items described above.
     The lower Direct to Consumer segment operating profit in 2009 compared to 2008 was primarily attributable to higher non-media related MAP expenses of $6 million and higher expenses of $4 million as a result of opening 17 retail stores during 2009, partially offset by higher gross profit.

     A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for 2009 is consistent with 2008. Our consolidated selling, general and administrative expenses before segment allocations was $69 million lower in 2009 compared to 2008.

International

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Net sales	$437,804	$496,170	$(58,366)	(11.8)%
Segment operating profit	44,688	64,349	(19,661)	(30.6)
     Overall net sales in the International segment were lower by $58 million or 12% in 2009 compared to 2008 primarily attributable to an unfavorable impact of $22 million related to foreign currency exchange rates and weak demand globally primarily in Europe, Japan and Canada, which are experiencing recessionary environments similar to that in the United States. International segment net sales declined by 7% in 2009 compared to 2008 after excluding the impact of foreign exchange rates on currency. The unfavorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the U.S. dollar compared to the Mexican peso, Canadian dollar, Euro and Brazilian real partially offset by the strengthening of the Japanese yen compared to the U.S. dollar during 2009 compared to 2008.
     During 2009, we experienced lower net sales, in each case excluding the impact of foreign currency exchange rates but including the impact of the 53rd week, in our casualwear business in Europe of $25 million, in our male underwear and activewear businesses in Japan of $13 million, in our casualwear business in Puerto Rico of $7 million resulting from moving the distribution capacity to the United States and in our socks and intimate apparel business in Canada of $11 million. Lower segment net sales were partially offset by higher sales in our intimate apparel and male underwear businesses in Mexico of $12 million and in our male underwear business in Brazil of $4 million. International segment net sales were lower by $56 million or 11% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.
     The International segment gross profit was lower by $38 million in 2009 compared to 2008. The lower gross profit was a result of lower sales volume of $17 million, higher cost of finished goods sourced from third party manufacturers of $12 million primarily resulting from foreign exchange transaction losses, unfavorable product sales mix of $7 million, an unfavorable impact related to foreign currency exchange rates of $8 million and higher sales incentives of $4 million due to investments made with retailers, partially offset by higher product pricing of $11 million.
     As a percent of segment net sales, gross profit in the International segment was 36.7% in 2009 compared to 2008 at 40.1%, declining as a result of the items described above.
     The lower International segment operating profit in 2009 compared to 2008 is primarily attributable to the lower gross profit, partially offset by lower media related MAP expenses of $5 million, lower selling and other marketing related expenses of $5 million, lower non-media related MAP expenses of $3 million, lower distribution expenses of $2 million and savings of $2 million from our prior restructuring actions. The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had an unfavorable impact on segment operating profit of $1 million in 2009 compared to 2008.
Other

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Net sales	$12,671	$21,724	$(9,053)	(41.7)%
Segment operating profit (loss)	(2,164)	328	(2,492)	NM
     Sales in our Other segment primarily consist of sales of yarn to third parties which are intended to maintain asset utilization at certain manufacturing facilities and generate approximate break even margins. In October 2009, we completed the sale of our yarn operations as a result of which we ceased making our own yarn and now source all of our yarn requirements from large-scale yarn suppliers. As a result of the sale of our yarn operations we will no longer have net sales in our Other segment in the future.
General Corporate Expenses
     General corporate expenses were $30 million higher in 2009 compared to 2008 primarily due to higher pension expense of $33 million, $8 million of higher foreign exchange transaction losses and higher other expenses of $2 million related to amending the terms of all outstanding stock options granted under the Omnibus Incentive Plan that had an original term of five or seven years to the tenth anniversary of the original grant date, partially offset by higher gains on sales of assets of $2 million. In addition, in October 2009, we recognized an $8 million gain related to the sale of our yarn operations to Parkdale America.

Consolidated Results of Operations — Year Ended January 3, 2009 (“2008”) Compared with Year Ended December 29, 2007 (“2007”)

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales	$4,248,770	$4,474,537	$(225,767)	(5.0)%
Cost of sales	2,871,420	3,033,627	(162,207)	(5.3)

Gross profit	1,377,350	1,440,910	(63,560)	(4.4)
Selling, general and administrative expenses	1,009,607	1,040,754	(31,147)	(3.0)
Gain on curtailment of postretirement benefits	—	(32,144)	(32,144)	NM
Restructuring	50,263	43,731	6,532	14.9

Operating profit	317,480	388,569	(71,089)	(18.3)
Other expense (income)	(634)	5,235	(5,869)	(112.1)
Interest expense, net	155,077	199,208	(44,131)	(22.2)

Income before income tax expense	163,037	184,126	(21,089)	(11.5)
Income tax expense	35,868	57,999	(22,131)	(38.2)

Net income	$127,169	$126,127	$1,042	0.8%

Net Sales

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales	$4,248,770	$4,474,537	$(225,767)	(5.0)%
     Consolidated net sales were lower by $226 million or 5% in 2008 compared to 2007 primarily due to weak sales at retail, which reflect a difficult economic and retail environment in which the ultimate consumers of our products have been significantly limiting their discretionary spending and visiting retail stores less frequently. The economic recession continued to impact consumer spending, resulting in one of the worst holiday shopping seasons in 40 years as retail sales fell for the sixth straight month in December. Our Innerwear, Outerwear, Hosiery and Other segment net sales were lower by $153 million (7%), $60 million (5%), $34 million (14%) and $35 million (62%), respectively, and were partially offset by higher net sales in our Direct to Consumer segment and International segment of $10 million (3%) and $48 million (11%), respectively. Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, weakness in the retail environment can impact our results in the short-term, as it did in 2008. The total impact of the 53rd week in 2008, which is included in the amounts above, was a $54 million increase in sales.
     The lower net sales in our Innerwear segment were primarily due to a decline in the intimate apparel, socks and male underwear product categories. Total intimate apparel net sales were $115 million lower in 2008 compared to 2007. We experienced lower intimate apparel sales in our Hanes brand of $52 million, our smaller brands (barely there, Just My Size and Wonderbra) of $45 million and our private label brands of $6 million which we believe was primarily attributable to weaker sales at retail as noted above. In 2008 compared to 2007, our Playtex brand intimate apparel net sales were higher by $2 million and our Bali brand intimate apparel net sales were lower by $13 million. Net sales in our male underwear product category were $11 million lower, which includes the impact of exiting a license arrangement for a boys’ character underwear program in early 2008 that lowered sales by $15 million. In addition, total socks net sales were lower in 2008 compared to 2007 by $33 million.

     In our Outerwear segment, net sales of our Champion brand activewear were $26 million higher in 2008 compared to 2007, and were offset by lower net sales of our casualwear product categories of $82 million. Net sales in our Hosiery segment declined substantially more than the long-term trend primarily due to lower sales of the Hanes brand to national chains and department stores and our L’eggs brand to mass retailers and food and drug stores in 2008 compared to 2007. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.
     The lower net sales discussed above were partially offset by higher net sales in our Direct to Consumer segment and International segment. The higher net sales in our Direct to Consumer segment were primarily attributable to higher net sales in our Internet operations. The higher net sales in our International segment were driven by a favorable impact of $22 million related to foreign currency exchange rates and by the growth in our casualwear businesses in Europe and Asia. The favorable impact of foreign currency exchange rates was primarily due to the strengthening of the Japanese yen, Euro and Brazilian real.
     The decline in net sales for our Other segment was primarily due to the continued vertical integration of a yarn and fabric operation acquisition from 2006 with less focus on sales of nonfinished fabric and yarn to third parties.
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
     These higher expenses were primarily offset by savings from our cost reduction initiatives and prior restructuring actions of $41 million, lower other manufacturing overhead costs of $24 million primarily related to better volumes earlier in the year, lower on-going excess and obsolete inventory costs of $14 million, lower sales incentives of $11 million, $10 million of lower duty costs primarily related to higher refunds of $9 million, a $9 million favorable impact related to foreign currency exchange rates, $8 million of favorable one-time out of period cost recognition related to the capitalization of certain inventory supplies to be on a consistent basis across all business lines, $4 million of lower start-up and shut down costs associated with our consolidation and globalization of our supply chain and higher product sales pricing of $3 million. Our duty refunds were higher in 2008 primarily due to the final passage of the Dominican Republic-Central America-United States Free Trade Agreement in Costa Rica as a result of which we can, on a one-time basis, recover duties paid since January 1, 2004 totaling approximately $15 million. The lower excess and obsolete inventory costs in 2008 are attributable to both our continuous evaluation of inventory levels and simplification of our product category offerings since the spin off. We realized the benefits of driving down obsolete inventory levels through aggressive management and promotions and realized the benefits from decreases in style counts ranging from 7% to 30% in our various product category offerings. The quality of our inventory remained good with obsolete inventory down 23% from the prior year. The favorable foreign currency exchange rate impact in our International segment was primarily due to the strengthening of the Japanese yen, Euro and Brazilian real.

Selling, General and Administrative Expenses

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Selling, general and administrative expenses	$1,009,607	$1,040,754	$(31,147)	(3.0)%
     Our selling, general and administrative expenses were $31 million lower in 2008 compared to 2007. Our cost reduction efforts resulted in lower expenses in 2008 compared to 2007 related to savings of $21 million from our prior restructuring actions for compensation and related benefits, lower consulting expenses related to various areas of $5 million, lower non-media related MAP expenses of $3 million, lower accelerated depreciation of $3 million, lower postretirement healthcare and life insurance expense of $2 million and lower stock compensation expense of $2 million.

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

     We experienced higher bad debt expense of $7 million primarily related to the Mervyn’s bankruptcy, higher computer software amortization costs of $5 million, higher technology consulting and related expenses of $4 million and higher distribution expenses of $4 million in 2008 compared to 2007. The higher technology consulting and computer software amortization costs are related to our efforts to integrate our information technology systems across our company which involves reducing the number of information technology platforms serving our business functions. The higher distribution expenses in 2008 compared to 2007 were primarily related to higher volumes in our international business, higher postage and freight costs and higher rework expenses in our distribution centers. We also incurred higher expenses of $3 million in 2008 compared to 2007 as a result of having opened 10 retail stores in 2008. In addition, we incurred $7 million in amortization of gain on curtailment of postretirement benefits in 2007 which did not recur in 2008.

Gain on Curtailment of Postretirement Benefits

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Gain on curtailment of postretirement benefits	$—	$(32,144)	$(32,144)	NM
     In December 2006, we notified retirees and employees of the phase out of premium subsidies for early retiree medical coverage and move to an access-only plan for early retirees by the end of 2007. In December 2007, in connection with the termination of the postretirement medical plan, we recognized a final gain on curtailment of plan benefits of $32 million. Concurrently with the termination of the existing plan, we established a new access-only plan that is fully paid by the participants.

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

Other Expense (Income)

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Other expense (income)	$(634)	$5,235	$(5,869)	(112.1)%
     During 2008, we recognized a gain of $2 million related to the repurchase of $6 million of our Floating Rate Senior Notes for $4 million. This gain was partially offset by a $1 million loss on early extinguishment of debt related to unamortized debt issuance costs on the 2006 Senior Secured Credit Facility for the prepayment of $125 million of principal in December 2008. During 2007, we recognized losses on early extinguishment of debt related to unamortized debt issuance costs on the 2006 Senior Secured Credit Facility for prepayments of $428 million of principal in 2007, including a prepayment of $250 million that was made in connection with funding from the Accounts Receivable Securitization Facility we entered into in November 2007.
Interest Expense, Net

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Interest expense, net	$155,077	$199,208	$(44,131)	(22.2)%
     Interest expense, net was lower by $44 million in 2008 compared to 2007. The lower interest expense is primarily attributable to a lower weighted average interest rate, $32 million of which resulted from a lower LIBOR and $4 million of which resulted from reduced interest rates achieved through changes in our financing structure such as the February 2007 amendment to our 2006 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility that we entered into in November 2007. In addition, interest expense was reduced by $8 million as a result of our net prepayments of long-term debt during 2007 and 2008 of $303 million. Our weighted average interest rate on our outstanding debt was 6.09% during 2008 compared to 7.74% in 2007.
     At January 3, 2009, we had outstanding interest rate hedging arrangements whereby we capped the interest rate on $400 million of our floating rate debt at 3.50% and fixed the interest rate on $1.4 billion of our floating rate debt at 4.16%. Approximately 82% of our total debt outstanding at January 3, 2009 was at a fixed or capped LIBOR rate.
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

Operating Results by Business Segment — Year Ended January 3, 2009 (“2008”) Compared with Year Ended December 29, 2007 (“2007”)

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales:
Innerwear	$1,947,167	$2,100,554	$(153,387)	(7.3)%
Outerwear	1,196,155	1,256,214	(60,059)	(4.8)
Hosiery	217,391	251,731	(34,340)	(13.6)
Direct to Consumer	370,163	360,500	9,663	2.7
International	496,170	448,618	47,552	10.6
Other	21,724	56,920	(35,196)	(61.8)

Total net sales	$4,248,770	$4,474,537	$(225,767)	(5.0)%
Segment operating profit (loss):
Innerwear	$223,420	$242,132	$(18,712)	(7.7)%
Outerwear	66,149	67,340	(1,191)	(1.8)
Hosiery	68,696	74,636	(5,940)	(8.0)
Direct to Consumer	44,541	57,489	(12,948)	(22.5)
International	64,349	57,820	6,529	11.3
Other	328	(1,333)	1,661	(124.6)

Total segment operating profit:	467,483	498,084	(30,601)	(6.1)
Items not included in segment operating profit:
General corporate expenses	(45,177)	(52,271)	(7,094)	(13.6)
Amortization of trademarks and other intangibles	(12,019)	(6,205)	5,814	93.7
Gain on curtailment of postretirement benefits	—	32,144	(32,144)	NM
Restructuring	(50,263)	(43,731)	6,532	14.9
Inventory write-off included in cost of sales	(18,696)	—	18,696	NM
Accelerated depreciation included in cost of sales	(23,862)	(36,912)	(13,050)	(35.4)
Accelerated depreciation included in selling, general and administrative expenses	14	(2,540)	(2,554)	(100.6)

Total operating profit	317,480	388,569	(71,089)	(18.3)
Other income (expense)	634	(5,235)	5,869	112.1
Interest expense, net	(155,077)	(199,208)	(44,131)	(22.2)

Income before income tax expense	$163,037	$184,126	$(21,089)	(11.5)%

Innerwear

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales	$1,947,167	$2,100,554	$(153,387)	(7.3)%
Segment operating profit	223,420	242,132	(18,712)	(7.7)
     Overall net sales in the Innerwear segment were lower by $153 million or 7% in 2008 compared to 2007. The difficult economic and retail environment significantly impacted consumers’ discretionary spending which resulted in lower sales in our intimate apparel and socks product categories. Total intimate apparel net sales were $115 million lower in 2008 compared to 2007. We experienced lower intimate apparel sales in our Hanes brand of $52 million and our smaller brands (barely there, Just My Size and Wonderbra) of $45 million and our private label brands of $6 million which we believe was primarily attributable to weaker sales at retail. In 2008 compared to 2007, our Playtex brand intimate apparel net sales were higher by $2 million and our Bali brand intimate apparel net sales were lower by $13 million. The growth in our Playtex brand sales was supported by successful marketing initiatives in the first half of 2008. Net sales in our male underwear product category were $11 million lower, which includes the impact of exiting a license arrangement for a boys’ character underwear program in early 2008 that lowered sales by $15 million. The lower net sales in our socks product category reflects a decline in kids’ and men’s Hanes brand net sales of $20 million and Champion brand net sales of $10 million primarily related to the loss of a men’s program for one of our customers. The total impact of the 53rd week in 2008, which is included in the amounts above, was a $27 million increase in sales for the Innerwear segment.
     As a percent of segment net sales, gross profit percentage in the Innerwear segment was 33.0% in 2008 compared to 33.3% in 2007. The lower gross profit was due to lower sales volume of $86 million, unfavorable product sales mix of $16 million, higher cotton costs of $12 million, higher production costs of $10 million related to higher energy and oil related costs including freight costs, other vendor price increases of $7 million and lower product sales pricing of $4 million. These higher costs were offset by savings from our cost reduction initiatives and prior restructuring actions of $26 million, lower sales incentives of $23 million, $11 million of lower duty costs primarily related to higher refunds, $8 million of favorable one-time out of period cost recognition related to the capitalization of certain inventory supplies to be on a consistent basis across all business lines and lower other manufacturing overhead costs of $4 million. In addition, we incurred lower on-going excess and obsolete inventory costs of $8 million arising from realizing the benefits of driving down obsolete inventory levels through aggressive management and promotions and simplifying our product category offerings which reduced our style counts ranging from 7% to 30% in our various product category offerings.
     The lower Innerwear segment operating profit in 2008 compared to 2007 is primarily attributable to lower gross profit and higher bad debt expense of $4 million primarily related to the Mervyn’s bankruptcy. These higher costs were partially offset by savings of $17 million from prior restructuring actions primarily for compensation and related benefits, lower non-media related MAP expenses of $13 million, lower media related MAP expenses of $8 million and lower spending of $2 million in numerous other areas. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was $31 million lower in 2008 compared to 2007.

Outerwear

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales	$1,196,155	$1,256,214	$(60,059)	(4.8)%
Segment operating profit	66,149	67,340	(1,191)	(1.8)
     Net sales in the Outerwear segment were lower by $60 million or 5% in 2008 compared to 2007, primarily as a result of higher net sales of Champion brand activewear of $26 million offset by lower net sales of retail casualwear of $63 million and lower net sales through our wholesale channel of $19 million, primarily in promotional T-shirts and sport shirts. Our Champion brand sales continued to benefit from our investment in the brand through our marketing initiatives. Our “How You Play” marketing campaign has received a very positive response from consumers. The lower retail casualwear net sales of $63 million reflect a $6 million impact related to the loss of seasonal programs continuing into the first half of 2009. The impact on 2009 net sales of losing these programs, which consisted of recurring seasonal programs that were renewed in prior years but were not renewed for 2009, occurred primarily in the first half of 2009. The total impact of the 53rd week in 2008, which is included in the amounts above, was a $14 million increase in sales for the Outerwear segment.
     As a percent of segment net sales, gross profit percentage in the Outerwear segment was 22.5% in 2008 compared to 22.2% in 2007. While the gross profit percentage was higher, gross profit dollars were lower due to higher cotton costs of $18 million, lower sales volume of $17 million, higher production costs of $10 million related to higher energy and oil related costs including freight costs, higher sales incentives of $7 million and other vendor price increases of $3 million. These higher costs were partially offset by lower other manufacturing overhead costs of $23 million, savings of $11 million from our cost reduction initiatives and prior restructuring actions, higher product sales pricing of $7 million, favorable product sales mix of $2 million and lower on-going excess and obsolete inventory costs of $2 million.
     The lower Outerwear segment operating profit in 2008 compared to 2007 is primarily attributable to lower gross profit, higher technology consulting and related expenses of $3 million and higher bad debt expense of $2 million primarily related to the Mervyn’s bankruptcy. These higher costs were partially offset by savings of $5 million from our cost reduction initiatives and prior restructuring actions and lower media-related MAP expenses of $6 million. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was $31 million lower in 2008 compared to 2007.

Hosiery

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales	$217,391	$251,731	$(34,340)	(13.6)%
Segment operating profit	68,696	74,636	(5,940)	(8.0)
     Net sales in the Hosiery segment declined by $34 million or 14%, which was substantially more than the long-term trend primarily due to lower sales of the Hanes brand to national chains and department stores and the L’eggs brand to mass retailers and food and drug stores. In addition, we experienced lower sales of $4 million related to the Donna Karan and DKNY license agreement and lower sales of our Just My Size brand of $3 million. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently. The total impact of the 53rd week in 2008, which is included in the amounts above, was a $4 million increase in sales for the Hosiery segment.
     As a percent of segment net sales, gross profit percentage was 49.8% in 2008 compared to 49.1% in 2007. While the gross profit percentage was higher, gross profit dollars were lower due to lower sales volume of $20 million, unfavorable product sales mix of $2 million and vendor price increases of $2 million, partially offset by savings of $4 million from our cost reduction initiatives and prior restructuring actions and lower sales incentives of $4 million.
     The lower Hosiery segment operating profit in 2008 compared to 2007 is primarily attributable to lower gross profit partially offset by lower distribution expenses of $3 million, lower non-media related MAP expenses of $3 million, savings of $1 million from our cost reduction initiatives and prior restructuring actions, and lower spending of $2 million in numerous other areas. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to each segment. The allocation methodology for the consolidated selling, general and administrative expenses for 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was $31 million lower in 2008 compared to 2007.
Direct to Consumer

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales	$370,163	$360,500	$9,663	2.7%
Segment operating profit	44,541	57,489	(12,948)	(22.5)
     Direct to Consumer segment net sales were higher by $10 million or 3% in 2008 compared to 2007 primarily due to higher net sales of $10 million in our Internet operations. Net sales in our outlet stores were flat overall primarily due to higher net sales attributable to new store openings offset by lower comparable store sales (2%) driven by lower traffic. We ended 2008 with 213 outlet stores, reflecting 10 store openings during 2008. The total impact of the 53rd week in 2008, which is included in the amounts above, was a $7 million increase in sales for the Direct to Consumer segment.
     As a percent of segment net sales, gross profit in the Direct to Consumer segment was 61.1% in 2008 compared to 61.4% in 2007. While the gross profit percentage was lower, gross profit dollars were higher due to higher sales volume of $6 million and favorable product sales mix of $4 million, partially offset by higher other overhead manufacturing costs of $4 million.
     The lower Direct to Consumer segment operating profit in 2008 compared to 2007 was primarily attributable to higher non-media related MAP expenses of $9 million, higher distribution expenses of $4 million and higher expenses of $3 million as a result of opening 10 retail stores in 2008, partially offset by higher gross profit. A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for 2008 is consistent with 2007. Our consolidated selling, general and administrative expenses before segment allocations was $31 million lower 2008 compared to 2007.
International

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales	$496,170	$448,618	$47,552	10.6%
Segment operating profit	64,349	57,820	6,529	11.3
     Overall net sales in the International segment were higher by $48 million or 11% in 2008 compared to 2007. During 2008, we experienced higher net sales, in each case excluding the impact of foreign currency exchange rates but including the impact of the 53rd week, in Europe of $13 million, Canada of $9 million and Asia of $5 million. The growth in our European casualwear business was driven by the strength of the Stedman brand that is sold in the wholesale channel. Higher sales in our Champion and Hanes brands activewear and male underwear businesses in Canada and in our Champion brand casualwear business in Asia also contributed to the sales growth. Changes in foreign currency exchange rates had a favorable impact on net sales of $22 million in 2008 compared to 2007. The favorable impact was primarily due to the strengthening of the Japanese yen, Euro and Brazilian real. The total impact of the 53rd week in 2008 was a $2 million increase in sales for the International segment.
     As a percent of segment net sales, gross profit percentage was 40.1% in 2008 compared to 2007 at 40.6%. While the gross profit percentage was lower, gross profit dollars were higher for 2008 compared to 2007 as a result of higher sales volume of $15 million, a favorable impact related to foreign currency exchange rates of $9 million and lower on-going excess and obsolete inventory costs of $3 million partially offset by higher sales incentives of $7 million, unfavorable product sales mix of $2 million and higher spending of $3 million in numerous other areas.
     The higher International segment operating profit in 2008 compared to 2007 is primarily attributable to the higher gross profit partially offset by higher distribution expenses of $3 million, higher non-media related MAP expenses of $3 million and higher media-related MAP expenses of $2 million. Changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on segment operating profit of $4 million in 2008 compared to 2007.

Other

	Years Ended
	January 3,	December 29,	Higher	Percent
	2009	2007	(Lower)	Change
	(dollars in thousands)
Net sales	$21,724	$56,920	$(35,196)	(61.8)%
Segment operating profit (loss)	328	(1,333)	1,661	124.6
     The decline in net sales in our Other segment is primarily due to the continued vertical integration of a yarn and fabric operation acquisition from 2006 with less focus on sales of nonfinished fabric and yarn to third parties.
General Corporate Expenses
     General corporate expenses were lower in 2008 compared to 2007 primarily due to lower pension expense of $8 million, which reflects a $3 million adjustment that reduced pension expense in 2007 related to the final separation of our pension assets and liabilities from Sara Lee, $4 million of lower start-up and shut-down costs associated with our consolidation and globalization of our supply chain, $3 million of spin off and related charges recognized in 2007 which did not recur in 2008 and $2 million of higher foreign exchange transaction gains. These lower expenses were partially offset by $7 million in amortization of gain on curtailment of postretirement benefits in 2007 which did not recur in 2008 and higher spending in numerous areas of $3 million.
Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
     Our primary sources of liquidity are cash generated by operations and availability under our Revolving Loan Facility, Accounts Receivable Securitization Facility and our international loan facilities. At January 2, 2010, we had $307 million of borrowing availability under our $400 million Revolving Loan Facility (after taking into account outstanding letters of credit), $91 million of borrowing availability under our Accounts Receivable Securitization Facility, $39 million in cash and cash equivalents and $35 million of borrowing availability under our international loan facilities. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
     The following have impacted or are expected to impact liquidity:
•	we have principal and interest obligations under our debt;
•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;
•	we expect to continue to ramp up our lower-cost manufacturing capacity in Asia, Central America and the Caribbean Basin and enhance efficiency;
•	we may selectively pursue strategic acquisitions;
•	we could increase or decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly impact our effective income tax rate; and
•	our board of directors has authorized the repurchase of up to 10 million shares of our stock in the open market over the next few years (2.8 million of which we have repurchased as of January 2, 2010 at a cost of $75 million), although we may choose not to repurchase any stock and instead focus on the repayment of our debt in the next 12 months in light of the current economic recession.

     We have restructured our supply chain over the past three years to create more efficient production clusters that utilize fewer, larger facilities and to balance our production capability between the Western Hemisphere and Asia. With our global supply chain infrastructure substantially in place, we are now focused on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. We are focused on optimizing the working capital needs of our supply chain through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership relationships. The consolidation of our distribution network is still in process but will not result in any substantial charges in future periods. The distribution network consolidation involves the implementation of new warehouse management systems and technology, and opening of new distribution centers and new third-party logistics providers to replace parts of our legacy distribution network.
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
     During 2009, we did not see a sustained rebound in consumer spending but rather mixed results. We also experienced substantial pressure on profitability due to the economic climate, increased pension costs and increased costs associated with implementing our price increase which became effective in February 2009, including repackaging costs.
     Hosiery products continue to be more adversely impacted than other apparel categories by reduced consumer discretionary spending, which contributes to weaker sales and lowering of inventory levels by retailers. The Hosiery segment comprised 5% only of our net sales in 2009 however, and as a result, the decline in the Hosiery segment has not had a significant impact on our net sales or cash flows. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.
     We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. Factors that could help us in these efforts include higher sales volume and the realization of additional cost benefits from previous restructuring and related actions. During 2009, we reduced our media spending as the continuing recession constrained consumer spending. In 2010 we anticipate that we will restore our media spending back to a range of $90 to $100 million in an effort to generate sales growth.
2010 Outlook
     We have secured significant shelf-space and distribution gains, starting primarily in 2010. Program gains significantly outnumber program losses, and we expect the net space gains to generate approximately 5% incremental sales growth in 2010, independent of a consumer spending rebound. If consumer spending does rebound, we have potential for additional upside in sales growth. By segment, two-thirds of the increases are expected in our Innerwear segment and most of the remainder in our Outerwear segment. However, both our Direct to Consumer and International segments should also see mid-single-digit growth in 2010.
     Specifically for our Innerwear segment, the bulk of the gains are in men’s underwear and intimate apparel. The new programs in men’s underwear have already begun to ship, with the new intimate apparel program starting to ship in the second quarter of 2010. The remaining growth in the Innerwear segment in the back half of the year will be driven by replenishment of these new programs.
     For the Outerwear segment, growth will be driven by the expansion of our Just My Size brand in the first half as a result of a multi-year agreement we entered into with Wal-Mart in April 2009 that significantly expanded the presence of our Just My Size brand. In the second half of 2010, Champion has confirmed space and distribution gains in fleece, performance apparel and sports bras across a broad set of accounts.

     Our projected sales growth, combined with our cost savings, should drive greater operating profit growth in 2010. To support this growth, we have increased our production capacity. Our Nanjing textile facility started production in the fourth quarter of 2009 and is right on plan. We also secured additional capacity with outside contractors. The earthquake in Haiti caused some short-term disruption and incremental costs in early 2010, however we do not believe it will have a material impact on net sales.
Cash Requirements for Our Business
     We rely on our cash flows generated from operations and the borrowing capacity under our Revolving Loan Facility, Accounts Receivable Securitization Facility and international loan facilities to meet the cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, restructuring costs, capital expenditures, maturities of debt and related interest payments, contributions to our pension plans and repurchases of our stock. We believe we have sufficient cash and available borrowings for our liquidity needs. The flexibility provided by our debt refinancing provides greater opportunity to pay down debt, repurchase our stock, pursue selected acquisitions or make discretionary contributions to our pension plans. During 2009, we reduced debt by $284 million through the use of cash flows from operations generated primarily by the reduction of inventory by $249 million.
     The implementation of our consolidation and globalization strategy, which was designed to improve operating efficiencies and lower costs, has resulted in significant costs and will generate savings in future years. Restructuring charges related to our consolidation and globalization strategy were substantially completed by the end of 2009. The consolidation of our distribution network is still in process but will not result in any substantial charges in future periods. The distribution network consolidation involves the implementation of new warehouse management systems and technology, and opening of new distribution centers and new third-party logistics providers to replace parts of our legacy distribution network. As a result of our consolidation and globalization strategy, we expected to incur approximately $250 million in restructuring and related charges over the three year period following the spin off from Sara Lee on September 5, 2006, of which approximately half was expected to be noncash. Through this three year period, we have recognized approximately $278 million in restructuring and related charges related to this strategy, of which approximately half have been noncash. These actions represent the substantial completion of the consolidation and globalization of our supply chain.
     In December 2009, we entered into an agreement to sell selected trade accounts receivable to a financial institution on a nonrecourse basis. After the sale, we do not retain any interests in the receivables nor are we involved in the servicing or collection of these receivables. As of January 2, 2010, we had sold $71 million of accounts receivable at their stated value less applicable discount charges and fees.
     Capital spending has varied significantly from year to year as we have executed our supply chain consolidation and globalization strategy and the integration and consolidation of our technology systems. We spent $127 million on gross capital expenditures during 2009. During 2010, we expect our annual gross capital spending to be relatively comparable to our annual depreciation and amortization expense and should represent our last high year of gross capital spending related to these efforts.
Pension Plans
     Our U.S. qualified pension plan is approximately 80% funded as of January 2, 2010 compared to 86% funded as of January 3, 2009. The funded status reflects an increase in the benefit obligation due to a decrease in the discount rate used in the valuation of the liability, partially offset by an increase in the fair value of plan assets as a result of the stock market’s performance during 2009. We may elect to make voluntary contributions, which are not expected to be significant, to maintain an 80% funded level which will avoid certain benefit payment restrictions under the Pension Protection Act. We expect pension expense in 2010 of approximately $17 million compared to $22 million in 2009. See Note 16 to our financial statements for more information on the plan asset components.
     In connection with closing a manufacturing facility in early 2009, we, as required, notified the Pension Benefit Guaranty Corporation (the “PBGC”) of the closing and requested a liability determination under section 4062(e) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) with respect to the National Textiles, L.L.C. Pension Plan. In September 2009, we entered into an agreement with the PBGC under which we contributed $7 million to the plan in September 2009 and agreed to contribute an additional $7 million to the plan by September 2010. In addition, in September 2009 we made a voluntary contribution of $2 million to the Hanesbrands Inc. Pension Plan to maintain a funding level sufficient to avoid certain benefit payment restrictions under the Pension Protection Act and may elect to do the same again in 2010.

Share Repurchase Program
     On February 1, 2007, we announced that our Board of Directors granted authority for the repurchase of up to 10 million shares of our common stock. Share repurchases are made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow us to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for our company and certain of our officers and employees pursuant to our insider trading policy. Since inception of the program, we have purchased 2.8 million shares of our common stock at a cost of $75 million (average price of $26.33). The primary objective of our share repurchase program is to reduce the impact of dilution caused by the exercise of options and vesting of stock unit awards. In light of the current economic recession, we may choose not to repurchase any stock and focus more on other uses of cash in the next twelve months.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Future Contractual Obligations and Commitments
     The following table contains information on our contractual obligations and commitments as of January 2, 2010, and their expected timing on future cash flows and liquidity.

		Payments Due by Period
	At January 2,	Less Than
	2010	1 Year	1 - 3 Years	3 - 5 Years	Thereafter
		(in thousands)

Operating activities:
Inventory purchase obligations	$256,468	$256,468	$—	$—	$—
Other purchase obligations (1)	158,285	158,285	—	—	—
Marketing and advertising obligations	18,773	16,973	1,550	250	—
Uncertain tax positions	28,070	3,268	16,822	—	7,980
Deferred compensation	16,629	4,029	6,321	1,952	4,327
Interest on debt obligations (2)	599,463	104,896	195,228	185,477	113,862
Operating lease obligations	249,944	49,047	71,373	43,361	86,163
Defined benefit plan mandatory contributions (3)	6,816	6,816	—	—	—
Severence and other restructuring payments	22,399	18,244	4,155	—	—
Other long-term obligations (4)	67,874	16,153	17,674	13,363	20,684
Investing activities:
Capital expenditures	13,965	12,139	1,826	—	—
Financing activities:
Debt	1,892,235	164,688	13,125	557,235	1,157,187
Notes payable	66,681	66,681	—	—	—

Total	$3,397,602	$877,687	$328,074	$801,638	$1,390,203

(1)	Includes other purchase obligations, excluding inventory purchase obligations, for which we have agreed upon a fixed or minimum quantity to purchase, a fixed, minimum or variable pricing arrangement, and an approximate delivery date. Actual cash expenditures relating to these obligations may vary from the amounts shown in the table above. We enter into purchase obligations when terms or conditions are favorable or when a long-term commitment is necessary. Many of these arrangements are cancelable after a notice period without a significant penalty. This table omits purchase obligations that did not exist as of January 2, 2010, as well as obligations for accounts payable and accrued liabilities recorded on the Consolidated Balance Sheet.

(2)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at January 2, 2010.

(3)	In connection with closing a manufacturing facility in early 2009, we, as required, notified the PBGC of the closing and requested a liability determination under section 4062(e) of ERISA with respect to a defined benefit plan. In September 2009, we entered into an agreement with the PBGC under which we contributed $7 million to the defined contribution plan in September 2009 and agreed to contribute an additional $7 million to the plan by September 2010.

(4)	Represents the projected payment for long-term liabilities recorded on the Consolidated Balance Sheet for certain employee benefit claims, royalty-bearing license agreement payments and capital leases.
Sources and Uses of Our Cash
     The information presented below regarding the sources and uses of our cash flows for the years ended January 2, 2010 and January 3, 2009 was derived from our financial statements.

	Years Ended
	January 2,	January 3,
	2010	2009
	(dollars in thousands)

Operating activities	$414,504	$177,397
Investing activities	(88,844)	(177,248)
Financing activities	(354,174)	(104,738)
Effect of changes in foreign currency exchange rates on cash	115	(2,305)

Decrease in cash and cash equivalents	(28,399)	(106,894)
Cash and cash equivalents at beginning of year	67,342	174,236

Cash and cash equivalents at end of period	$38,943	$67,342

Operating Activities
     Net cash provided by operating activities was $415 million in 2009 compared to $177 million in 2008. The net increase in cash from operating activities of $237 million for 2009 compared to 2008 is primarily attributable to significantly lower uses of our working capital of $284 million, partially offset by lower net income.
     Accounts receivable increased $40 million from January 3, 2009 primarily due to a longer collection cycle reflecting a more challenging retail environment, partially offset by the sale of selected accounts receivable as discussed in the “Cash Requirements for Our Business” section above.
     Net inventory decreased $249 million from January 3, 2009 primarily due to decreases in levels as we complete the execution of our supply chain consolidation and globalization strategy, lower input costs such as cotton, oil and freight and lower excess and obsolete inventory levels. We continually monitor our inventory levels to best balance current supply and demand with potential future demand that typically surges when consumers no longer postpone purchases in our product categories. The lower excess and obsolete inventory levels are attributable to both our continuous evaluation of inventory levels and simplification of our product category offerings. We realized these benefits by driving down obsolete inventory levels through aggressive management and promotions.
     With our global supply chain substantially restructured, we are now focused on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. We are focused on optimizing the working capital needs of our supply chain through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership relationships. The consolidation of our distribution network is still in process but will not result in any substantial charges in future periods. The distribution network consolidation involves the implementation of new warehouse management systems and technology, and opening of new distribution centers and new third-party logistics providers to replace parts of our legacy distribution network.
     In October 2009, we completed the sale of our yarn operations to Parkdale America as a result of which we ceased making our own yarn and now source all of our yarn requirements from large-scale yarn suppliers. We also entered into a yarn purchase agreement with Parkdale. Under this agreement, which has an initial term of six years, Parkdale will produce and sell to us a substantial amount of our Western Hemisphere yarn requirements. During the first two years of the term, Parkdale will also produce and sell to us a substantial amount of the yarn requirements of our Nanjing, China textile facility. Exiting yarn production and entering into a supply agreement is expected to generate $100 million of working capital improvements within six months after the sale from reduced raw material requirements, reduced inventory, and sale proceeds.
Investing Activities
     Net cash used in investing activities was $89 million in 2009 compared to $177 million in 2008. The lower net cash used in investing activities of $88 million for 2009 compared to 2008 was primarily the result of lower net spending on capital expenditures in 2009 compared to 2008 and acquisitions of a sewing operation in Thailand and an embroidery and screen print operation in Honduras for an aggregate cost of $15 million during 2008. During 2009, gross capital expenditures were $127 million as we continued to build out our textile and sewing network in Asia, Central America and the Caribbean Basin.
Financing Activities
     Net cash used in financing activities was $354 million in 2009 compared to $105 million in 2008. The higher net cash used in financing activities of $249 million for 2009 compared to 2008 was primarily the result of higher repayments of debt of $147 million, fees paid for the amendments of the 2006 Senior Secured Credit Facility and Accounts Receivable Securitization Facility of $22 million in 2009 and fees paid related to the issuance of the 8% Senior Notes and the execution of the 2009 Senior Secured Credit Facility of $53 million in 2009. Lower net borrowings on notes payable of $38 million also contributed to the higher net cash used in financing activities in 2009 compared to 2008. In addition, we received $18 million in cash from Sara Lee in 2008 which was offset by stock repurchases of $30 million in 2008 that did not recur in 2009.
Cash and Cash Equivalents
     As of January 2, 2010 and January 3, 2009, cash and cash equivalents were $39 million and $67 million, respectively. The lower cash and cash equivalents as of January 2, 2010 was primarily the result of net cash used in financing activities of $354 million and net cash used in investing activities of $89 million, partially offset by cash provided by operating activities of $415 million.
Financing Arrangements
     We believe our financing structure provides a secure base to support our ongoing operations and key business strategies. In December 2009, we completed a growth-focused debt refinancing that enables us to simultaneously reduce leverage and consider acquisition opportunities. The refinancing gives us more flexibility in our use of excess cash flow, allows continued debt reduction, and provides a stable long-term capital structure with extended debt maturities at rates slightly lower than previous effective rates. The refinancing consisted of the sale of our $500 million 8% Senior Notes and the concurrent amendment and restatement of our 2006 Senior Secured Credit Facility to provide for the $1.15 billion 2009 Senior Secured Credit Facility. The proceeds from the sale of the 8% Senior Notes, together with the proceeds from borrowings under the 2009 Senior Secured Credit Facility, were used to refinance borrowings under the 2006 Senior Secured Credit Facility, to repay all borrowings under the Second Lien Credit Facility and to pay fees and expenses relating to these transactions.
     Moody’s Investors Service’s (“Moody’s”) corporate credit rating for us is Ba3 and Standard & Poor’s Ratings Services’ (“Standard & Poor’s”) corporate credit rating for us is BB-. In November 2009, Moody’s changed our rating outlook to “stable” from “negative,” affirmed our corporate rating, probability of default rating and speculative grade liquidity rating, and assigned a rating of Ba1 to the 2009 Senior Secured Credit Facility. In December 2009, Moody’s again affirmed our corporate rating, probability of default rating and speculative grade liquidity rating, assigned a rating of B1 to the 8% Senior Notes, and raised the rating on the Floating Rate Notes from B1 to B2. In September 2009, Standard & Poor’s changed our current outlook to “negative” and placed our corporate credit rating and all issue-level ratings for us on “Creditwatch with negative implications.” In December 2009, Standard & Poor’s affirmed our corporate rating and outlook, and removed us from “Creditwatch with negative implications.” Standard & Poor’s also assigned ratings of BB+ and B+ to the 2009 Senior Secured Credit Facility and the 8% Senior Notes, respectively, and raised the rating on the Floating Rate Notes to B+.

     As of January 2, 2010, we were in compliance with all financial covenants under our credit facilities. We ended the year with a leverage ratio, as calculated under the 2009 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility, of 4.11 to 1. The maximum leverage ratio permitted under the 2009 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility was 4.50 to 1 for the quarter ended January 2, 2010 and will decline over time until it reaches 3.75 to 1 beginning with the second fiscal quarter of 2011. We continue to monitor our covenant compliance carefully in this difficult economic environment. We expect to maintain compliance with our covenants during 2010, however economic conditions or the occurrence of events discussed above under “Risk Factors” could cause noncompliance.
2009 Senior Secured Credit Facility
     The 2009 Senior Secured Credit Facility initially provides for aggregate borrowings of $1.15 billion, consisting of a $750 million term loan facility (the “Term Loan Facility”) and the $400 million Revolving Loan Facility. A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At our option, we may add one or more term loan facilities or increase the commitments under the Revolving Loan Facility in an aggregate amount of up to $300 million so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence and that we are in pro forma compliance with the financial covenants described below. As of January 2, 2010, we had $52 million outstanding under the Revolving Loan Facility, $41 million of standby and trade letters of credit issued and outstanding under this facility and $307 million of borrowing availability. At January 2, 2010, the interest rates on the Term Loan Facility and the Revolving Loan Facility were 5.25% and 6.75% respectively.
     The proceeds of the Term Loan Facility were used to refinance all amounts outstanding under the Term A loan facility (in an initial principal amount of $250 million) and Term B loan facility (in an initial principal amount of $1.4 billion) under the 2006 Senior Secured Credit Facility and to repay all amounts outstanding under the Second Lien Credit Facility. Proceeds of the Revolving Loan Facility were used to pay fees and expenses in connection with these transactions, and will be used for general corporate purposes and working capital needs.
     The 2009 Senior Secured Credit Facility is guaranteed by substantially all of our existing and future direct and indirect U.S. subsidiaries, with certain customary or agreed-upon exceptions for certain subsidiaries. We and each of the guarantors under the 2009 Senior Secured Credit Facility have granted the lenders under the 2009 Senior Secured Credit Facility a valid and perfected first priority (subject to certain customary exceptions) lien and security interest in the following:
•	the equity interests of substantially all of our direct and indirect U.S. subsidiaries and 65% of the voting securities of certain first tier foreign subsidiaries; and
•	substantially all present and future property and assets, real and personal, tangible and intangible, of us and each guarantor, except for certain enumerated interests, and all proceeds and products of such property and assets.
     The Term Loan Facility matures on December 10, 2015. The Term Loan Facility will be repaid in equal quarterly installments in an amount equal to 1% per annum, with the balance due on the maturity date. The Revolving Loan Facility matures on December 10, 2013. All borrowings under the Revolving Loan Facility must be repaid in full upon maturity. Outstanding borrowings under the 2009 Senior Secured Credit Facility are prepayable without penalty. There are mandatory prepayments of principal in connection with (i) the incurrence of certain indebtedness, (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of 12 consecutive months, with customary reinvestment provisions, and (iii) excess cash flow, which percentage will be based upon our leverage ratio during the relevant fiscal period.
     At our option, borrowings under the 2009 Senior Secured Credit Facility may be maintained from time to time as (a) Base Rate loans, which shall bear interest at the highest of (i) 1/2 of 1% in excess of the federal funds rate, (ii) the rate publicly announced by JPMorgan Chase Bank as its “prime rate” at its principal office in New York City, in effect from time to time and (iii) the LIBO Rate (as defined in the 2009 Senior Secured Credit Facility and adjusted for maximum reserves) for LIBOR-based loans with a one-month interest period plus 1.0%, in effect from time to time, in each case plus the applicable margin, or (b) LIBOR-based loans, which shall bear interest at the higher of (i) LIBO Rate (as defined in the 2009 Senior Secured Credit Facility and adjusted for maximum reserves), as determined by reference to the rate for deposits in dollars appearing on the Reuters Screen LIBOR01 Page for the respective interest period or other commercially available source designated by the administrative agent, and (ii) 2.00%, plus the applicable margin in effect from time to time. The applicable margin for the Term Loan Facility and the Revolving Loan Facility will be determined by reference to a leverage-based pricing grid set forth in the 2009 Senior Secured Credit Facility. In the case of the Term Loan Facility, the applicable margin will be (a) 3.25% for LIBOR-based loans and 2.25% for Base Rate loans if our leverage ratio is greater than or equal to 2.50 to 1, and (b) 3.00% for LIBOR-based loans and 2.00% for Base Rate loans if our leverage ratio is less than 2.50 to 1. In the case of the Revolving Loan Facility, the applicable margin will range from a maximum of 4.75% in the case of LIBOR-based loans and 3.75% in the case of Base Rate loans if our leverage ratio is greater than or equal to 4.00 to 1, and will step down in 0.25% increments to a minimum of 4.00% in the case of LIBOR-based loans and 3.00% in the case of Base Rate loans if our leverage ratio is less than 2.50 to 1. The applicable margin from the closing date of the 2009 Senior Secured Credit Facility through the delivery of our financial statements for the second fiscal quarter of 2010 will be (a) in the case of the Term Loan Facility, 3.25% and 2.25% for LIBOR-based loans and Base Rate loans, respectively, and (b) in the case of the Revolving Loan Facility, 4.50% and 3.50% for LIBOR-based loans and Base Rate loans, respectively.
     The 2009 Senior Secured Credit Facility requires us to comply with customary affirmative, negative and financial covenants. The 2009 Senior Secured Credit Facility requires that we maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization, as computed pursuant to the 2009 Senior Secured Credit Facility), or leverage ratio. The interest coverage ratio covenant requires that the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense for such period shall not be less than a specified ratio for each fiscal quarter beginning with the fourth fiscal quarter of 2009. This ratio was 2.50 to 1 for the fourth fiscal quarter of 2009 and will increase over time until it reaches 3.25 to 1 for the third fiscal quarter of 2011 and thereafter. The leverage ratio covenant requires that the ratio of our total debt to EBITDA for the preceding four fiscal quarters will not be more than a specified ratio for each fiscal quarter beginning with the fourth fiscal quarter of 2009. This ratio was 4.50 to 1 for the fourth fiscal quarter of 2009 and will decline over time until it reaches 3.75 to 1 for the second fiscal quarter of 2011 and thereafter. The method of calculating all of the components used in the covenants is included in the 2009 Senior Secured Credit Facility.
     The 2009 Senior Secured Credit Facility also requires us to calculate excess cash flow (as computed pursuant to the 2009 Senior Secured Credit Facility) as of the end of each fiscal year and we may be required in certain circumstances to make mandatory prepayments of amounts outstanding under the Term Loan Facility as a result of such calculation. As a result of the excess cash flow calculation for 2009, we are required to prepay $57.2 million under the Term Loan Facility during the second quarter of 2010.
     The 2009 Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest after a stated grace period, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to ERISA, actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the 2009 Senior Secured Credit Facility).
8% Senior Notes
     On December 10, 2009, we issued $500 million aggregate principal amount of the 8% Senior Notes. The 8% Senior Notes are senior unsecured obligations that rank equal in right of payment with all of our existing and future unsubordinated indebtedness. The 8% Senior Notes bear interest at an annual rate equal to 8%. Interest is payable on the 8% Senior Notes on June 15 and December 15 of each year. The 8% Senior Notes will mature on December 10, 2016. The net proceeds from the sale of the 8% Senior Notes were approximately $480 million. As noted above, these proceeds, together with the proceeds from borrowings under the 2009 Senior Secured Credit Facility, were used to refinance borrowings under the 2006 Senior Secured Credit Facility, to repay all borrowings under the Second Lien Credit Facility and to pay fees and expenses relating to these transactions. The 8% Senior Notes are guaranteed by substantially all of our domestic subsidiaries.
     We may redeem some or all of the notes prior to December 15, 2013 at a redemption price equal to 100% of the principal amount of 8% Senior Notes redeemed plus an applicable premium. We may redeem some or all of the 8% Senior Notes at any time on or after December 15, 2013 at a redemption price equal to the principal amount of the 8% Senior Notes plus a premium of 4% if redeemed during the 12-month period commencing on December 15,

2013, 2% if redeemed during the 12-month period commencing on December 15, 2014 and no premium if redeemed after December 15, 2015, as well as any accrued and unpaid interest as of the redemption date. In addition, at any time prior to December 15, 2012, we may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108% of the principal amount of the Notes redeemed with the net cash proceeds of certain equity offerings.
     The indenture governing the 8% Senior Notes contains customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in such indenture; failure to pay certain other indebtedness; failure to pay certain final judgments; failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.
Floating Rate Senior Notes
     On December 14, 2006, we issued $500 million aggregate principal amount of the Floating Rate Senior Notes. The Floating Rate Senior Notes are senior unsecured obligations that rank equal in right of payment with all of our existing and future unsubordinated indebtedness. The Floating Rate Senior Notes bear interest at an annual rate, reset semi-annually, equal to LIBOR plus 3.375%. Interest is payable on the Floating Rate Senior Notes on June 15 and December 15 of each year. The Floating Rate Senior Notes will mature on December 15, 2014. The net proceeds from the sale of the Floating Rate Senior Notes were approximately $492 million. These proceeds, together with our working capital, were used to repay in full the $500 million outstanding under the bridge loan facility that we entered into in 2006. The Floating Rate Senior Notes are guaranteed by substantially all of our domestic subsidiaries.
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
     The indenture governing the Floating Rate Senior Notes contains customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in such indenture; failure to pay certain other indebtedness; failure to pay certain final judgments; failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.
     We repurchased $3 million of the Floating Rate Senior Notes for $2.8 million resulting in a gain of $0.2 million in 2009. We repurchased $6 million of the Floating Rate Senior Notes for $4 million resulting in a gain of $2 million in 2008.
Accounts Receivable Securitization
     On November 27, 2007, we entered into the Accounts Receivable Securitization Facility, which initially provided for up to $250 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. Under the terms of the Accounts Receivable Securitization Facility, we sell, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly-owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits that issue commercial paper in the short-term market and are not affiliated with us or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to us maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs. All of the proceeds from the Accounts Receivable Securitization Facility were used to make a prepayment of principal under the 2006 Senior Secured Credit Facility. On January 29, 2010, Receivables LLC gave notice to the agent and the managing agents under the Accounts Receivable Securitization Facility that, as permitted by the terms of the Accounts Receivable Securitization Facility, effective February 11, 2010, the amount of funding available under the Accounts Receivable Securitization Facility was being reduced from $250 million to $150 million.

     Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. As of January 2, 2010, we had $100 million outstanding under the Accounts Receivable Securitization Facility. The outstanding balance under the Accounts Receivable Securitization Facility is reported on our Consolidated Balance Sheet in the line “Current portion of debt.” Unless the conduits fail to fund, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. If the conduits fail to fund, the Accounts Receivable Securitization Facility would be funded through committed bank purchasers, and the interest rate payable at our option at the rate announced from time to time by JPMorgan as its prime rate or at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) plus the applicable margin in effect from time to time. The average blended interest rate for the outstanding balance as of January 2, 2010 was 2.80%.
     On March 16, 2009, we and Receivables LLC entered into Amendment No. 1 (“Amendment No. 1”) to the Accounts Receivable Securitization Facility. Prior to the execution of Amendment No. 1, the Accounts Receivable Securitization Facility contained the same leverage ratio and interest coverage ratio provisions as the 2006 Senior Secured Credit Facility, and Amendment No. 1 conformed these ratios to the ratios provided for in the 2006 Senior Secured Credit Facility as modified by an amendment to the 2006 Senior Secured Credit Facility that was also entered into in March 2009. Pursuant to Amendment No.1, the rate that would be payable to the conduit purchasers or the committed purchasers party to the Accounts Receivable Securitization Facility in the event of certain defaults was increased from 1% over the prime rate to 3% over the greatest of (i) the one-month LIBO rate plus 1%, (ii) the weighted average rates on federal funds transactions plus 0.5%, or (iii) the prime rate. Also pursuant to Amendment No. 1, several of the factors that contribute to the overall availability of funding were amended in a manner that would be expected to generally reduce the amount of funding that would be available under the Accounts Receivable Securitization Facility. Amendment No. 1 also provides for certain other amendments to the Accounts Receivable Securitization Facility, including changing the termination date for the Accounts Receivable Securitization Facility from November 27, 2010 to March 15, 2010, and requiring that Receivables LLC make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities.
     On April 13, 2009, we and Receivables LLC entered into Amendment No. 2 (“Amendment No. 2”) to the Accounts Receivable Securitization Facility. Pursuant to Amendment No. 2, several of the factors that contribute to the overall availability of funding were amended in a manner would be expected to generally increase over time the amount of funding that would be available under the Accounts Receivable Securitization Facility as compared to the amount that would be available pursuant to Amendment No. 1. Amendment No. 2 also provides for certain other amendments to the Accounts Receivable Securitization Facility, including changing the termination date for the Accounts Receivable Securitization Facility from March 15, 2010 to April 12, 2010. In addition, HSBC Securities (USA) Inc. replaced JPMorgan Chase Bank, N.A. as agent under the Accounts Receivable Securitization Facility, PNC Bank, N.A. replaced JPMorgan Chase Bank, N.A. as a managing agent, and PNC Bank, N.A. and an affiliate of PNC Bank, N.A. replaced affiliates of JPMorgan Chase Bank, N.A. as a committed purchaser and a conduit purchaser, respectively.
     On August 17, 2009, we and HBI Receivables entered into Amendment No. 3 to the Accounts Receivable Securitization Facility, pursuant to which certain definitions were amended to clarify the calculation of certain ratios that impact reporting under the Accounts Receivable Securitization Facility.
     On December 10, 2009, we and Receivables LLC entered into Amendment No. 4 (“Amendment No. 4”) to the Accounts Receivable Securitization Facility. Prior to the execution of Amendment No. 4, the Accounts Receivable Securitization Facility contained the same leverage ratio and interest coverage ratio provisions as the 2006 Senior Secured Credit Facility. Amendment No. 4 conformed these ratios to the ratios provided for in the 2009 Senior Secured Credit Facility.
     On December 21, 2009, we and Receivables LLC entered into Amendment No. 5 (“Amendment No. 5”) to the Accounts Receivable Securitization Facility. Pursuant to Amendment No. 5, Receivables LLC was permitted to sell receivables from certain obligors back to us, and to cease purchasing receivables of these certain obligors from us in the future. Amendment No. 5 also provides for certain other amendments to the Accounts Receivable Securitization

Facility, including changing the termination date for the Accounts Receivable Securitization Facility from April 12, 2010 to December 20, 2010. In addition, certain of the factors that contribute to the overall availability of funding were modified in a manner that, taken together, could result in a reduction in the amount of funding that will be available under the Accounts Receivable Securitization Facility. In connection with Amendment No. 5, certain fees were due to the managing agents and certain fees payable to the committed purchasers and the conduit purchasers were decreased.
     The Accounts Receivable Securitization Facility contains customary events of default and requires us to maintain the same interest coverage ratio and leverage ratio as required by the 2009 Senior Secured Credit Facility. As of January 2, 2010, we were in compliance with all financial covenants.
Notes Payable
     Notes payable were $67 million at January 2, 2010 and $62 million at January 3, 2009.
     We have a short-term revolving facility arrangement with a Salvadoran branch of a Canadian bank amounting to $30 million of which $30 million was outstanding at January 2, 2010 which accrues interest at 4.47%. We were in compliance with the financial covenants contained in this facility at January 2, 2010.
     We have a short-term revolving facility arrangement with a U.S. bank amounting to $25.0 million of which $25.0 million was outstanding at January 2, 2010 which accrues interest at 3.23%. We were in compliance with the financial covenants contained in this facility at January 2, 2010.
     We have a short-term revolving facility arrangement with a Hong Kong bank amounting to THB 600 million ($18 million) of which $4.3 million was outstanding at January 2, 2010 which accrues interest at 5.32%. We were in compliance with the financial covenants contained in this facility at January 2, 2010.
     We have a short-term revolving facility arrangement with a Chinese branch of a U.S. bank amounting to RMB 56 million ($8.2 million) of which $7.4 million was outstanding at January 2, 2010 which accrues interest at 6.37%. Borrowings under the facility accrue interest at the prevailing base lending rates published by the People’s Bank of China from time to time plus 20%. We were in compliance with the financial covenants contained in this facility at January 2, 2010.
     In addition, we have short-term revolving credit facilities in various other locations that can be drawn on from time to time amounting to $20.4 million of which $0 was outstanding at January 2, 2010.
Derivatives
     In connection with the amendment and restatement of the 2006 Senior Secured Credit Facility and repayment of the Second Lien Credit Facility in December 2009, all outstanding interest rate hedging instruments which were hedging these underlying debt instruments along with the interest rate hedge instrument related to the Floating Rate Senior Notes were settled for $62 million, of which $40 million was paid in December 2009 and the remaining $22 million was included in the “Accounts Payable” line of the Consolidated Balance Sheet at January 2, 2010. The amounts deferred in Accumulated Other Comprehensive Loss associated with the 2006 Senior Secured Credit Facility and Second Lien Credit Facility were released to earnings as the underlying forecasted interest payments were no longer probable of occurring, which resulted in recognition of losses totaling $26 million that are included in the “Other Expense (Income)” line of the Consolidated Statement of Income. The amounts deferred in Accumulated Other Comprehensive Loss associated with the Floating Rate Senior Notes interest rate hedge were frozen at the termination date and will be amortized over the original remaining term of the interest rate hedge instrument.
     We are required under the 2009 Senior Secured Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. To comply with this requirement, in the first quarter of 2010 we entered into a hedging arrangement whereby we capped the LIBOR interest rate component on $490.7 million of the floating rate debt under the Floating Rate Senior Notes at 4.262%, as a result of which approximately 52% of our total debt outstanding at January 2, 2010 is now at a fixed rate.
     We use forward exchange and option contracts to reduce the effect of fluctuating foreign currencies for a portion of our anticipated short-term foreign currency-denominated transactions.
     Cotton is the primary raw material used to manufacture many of our products. While we have sold our yarn operations, we are still exposed to fluctuations in the cost of cotton. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers. While we do employ a dollar cost averaging strategy by entering into hedging contracts from time to time in an attempt to protect our business from the volatility of the market price of cotton, our business can be affected by dramatic movements in cotton prices.
Critical Accounting Policies and Estimates
     We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, titled “Summary of Significant Accounting Policies,” to our financial statements.
     The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are the following:
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
     Note 2(d), titled “Summary of Significant Accounting Policies — Sales Recognition and Incentives,” to our financial statements describes a variety of sales incentives that we offer to resellers and consumers of our products. Measuring the cost of these incentives requires, in many cases, estimating future customer utilization and redemption rates. We use historical data for similar transactions to estimate the cost of current incentive programs. Our management reviews these estimates each quarter and makes adjustments based upon actual experience and other available information. We classify the costs associated with cooperative advertising as a reduction of “Net sales” in our Consolidated Statements of Income.
Accounts Receivable Valuation
     Accounts receivable consist primarily of amounts due from customers. We carry our accounts receivable at their net realizable value. In determining the appropriate allowance for doubtful accounts, we consider a combination of factors, such as the aging of trade receivables, industry trends, and our customers’ financial strength, credit standing, and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance requires judgment by our management as to the impact of these and other factors on the ultimate realization of our trade receivables. Charges to the allowance for doubtful accounts are reflected in the “Selling, general and administrative expenses” line and charges to the allowance for customer chargebacks and other customer deductions are primarily reflected as a reduction in the “Net sales” line of our Consolidated Statements of Income. Our management reviews these estimates each quarter and makes adjustments based upon actual experience. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a large reserve might be required. The amount of actual historical losses has not varied materially from our estimates for bad debts.

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
Inventory Valuation
     We carry inventory on our balance sheet at the estimated lower of cost or market. Cost is determined by the first-in, first-out, or “FIFO,” method for our inventories. We carry obsolete, damaged, and excess inventory at the net realizable value, which we determine by assessing historical recovery rates, current market conditions and our future marketing and sales plans. Because our assessment of net realizable value is made at a point in time, there are inherent uncertainties related to our value determination. Market factors and other conditions underlying the net realizable value may change, resulting in further reserve requirements. A reduction in the carrying amount of an inventory item from cost to market value creates a new cost basis for the item that cannot be reversed at a later period. While we believe that adequate write-downs for inventory obsolescence have been provided in the financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future.
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
     Federal income taxes are provided on that portion of our income of foreign subsidiaries that is expected to be remitted to the United States and be taxable, reflecting the decisions made by us with regards to earnings permanently reinvested in foreign jurisdictions. In periods after the spin off, we may make different decisions as to the amount of earnings permanently reinvested in foreign jurisdictions, due to anticipated cash flow or other business requirements, which may impact our federal income tax provision and effective tax rate.
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
     Based on our computation of the final amount of deferred taxes for our opening balance sheet as of September 6, 2006, the amount that is expected to be collected from Sara Lee based on our computation of $72 million, which reflects a preliminary cash installment received from Sara Lee of $18,000, is included as a receivable in Other Current Assets in the Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009. We have exchanged information with Sara Lee in connection with this matter, but Sara Lee has disagreed with our computation. In accordance with the dispute resolution provisions of the tax sharing agreement, on August 3, 2009, we submitted the dispute to binding arbitration. The arbitration process is ongoing, and we will continue to prosecute our claim. We do not believe that the resolution of this dispute will have a material impact on our financial position, results of operations or cash flows.
Stock Compensation
     We established the Omnibus Incentive Plan to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to our employees, non-employee directors and employees of our subsidiaries to promote the interest of our company and incent performance and retention of employees. Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. Estimation of stock-based compensation for stock options granted, utilizing the Black-Scholes option-pricing model, requires various highly subjective assumptions including volatility and expected option life. We use a combination of the volatility of our company and the volatility of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions. We utilize the simplified method outlined in SEC accounting rules to estimate expected lives for options granted. The simplified method is used for valuing stock option grants by eligible public companies that do not have sufficient historical exercise patterns on options granted to employees. We estimate forfeitures for stock-

based awards granted that are not expected to vest. If any of these inputs or assumptions changes significantly, our stock-based compensation expense could be materially different in the future.
Defined Benefit Pension Plans
     For a discussion of our net periodic benefit cost, plan obligations, plan assets, and how we measure the amount of these costs, see Note 16 titled “Defined Benefit Pension Plans” to our consolidated financial statements.
     Our U.S. qualified pension plan is approximately 80% funded as of January 2, 2010 compared to 86% funded as of January 3, 2009. The funded status reflects an increase in the benefit obligation due to a decrease in the discount rate used in the valuation of the liability, partially offset by an increase in the fair value of plan assets as a result of the stock market’s performance during 2009. We may elect to make voluntary contributions to maintain an 80% funded level which will avoid certain benefit payment restrictions under the Pension Protection Act. The funded status of our defined benefit pension plans are recognized on our balance sheet and changes in the funded status are reflected in comprehensive income. We measure the funded status of our plans as of the date of our fiscal year end. We expect pension expense in 2010 of approximately $17 million compared to $22 million in 2009.
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
     Our policies regarding the establishment of pension assumptions are as follows:
•	In determining the discount rate, we utilized the Citigroup Pension Discount Curve (rounded to the nearest 10 basis points) in order to determine a unique interest rate for each plan and match the expected cash flows for each plan.

•	Salary increase assumptions were based on historical experience and anticipated future management actions. The salary increase assumption only applies to the Canadian plans and portions of the Hanesbrands nonqualified retirement plans, as benefits under these plans are not frozen. The benefits under the Hanesbrands Inc. Pension Plan were frozen as of January 1, 2006.

•	In determining the long-term rate of return on plan assets we applied a proportionally weighted blend between assuming the historical long-term compound growth rate of the plan portfolio would predict the future returns of similar investments, and the utilization of forward looking assumptions.

•	Retirement rates were based primarily on actual experience while standard actuarial tables were used to estimate mortality.
     The sensitivity of changes in actuarial assumptions on our annual pension expense and on our plans’ projected benefit obligations, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
		Projected Benefit
	Pension Expense	Obligation
1% decrease in discount rate	$1	$114
1% increase in discount rate	(1)	(94)
1% decrease in expected investment return	6	—
1% increase in expected investment return	(6)	—
Trademarks and Other Identifiable Intangibles
     Trademarks and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles with finite lives, and we do not amortize identifiable intangibles with indefinite lives. We base the estimated useful life of an identifiable intangible asset upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. As of January 2, 2010, the net book value of trademarks and other identifiable intangible assets was $136 million, of which we are amortizing the entire balance. We anticipate that our amortization expense for 2010 will be $12 million.
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
Goodwill
     As of January 2, 2010, we had $322 million of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. The timing of our annual goodwill impairment testing is the first day of the third fiscal quarter.
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
Recently Issued Accounting Pronouncements
Accounting for Transfers of Financial Assets
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting rules for transfers of financial assets. The new rules require greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and change the requirements for derecognizing financial assets. The new accounting rules are effective for financial asset transfers occurring after the beginning of our first fiscal year that begins after November 15, 2009. We are evaluating the impact of adoption of these new rules on our financial condition, results of operations and cash flows.

Consolidation — Variable Interest Entities
     In June 2009, the FASB issued new accounting rules related to the accounting and disclosure requirements for the consolidation of variable interest entities. The new accounting rules are effective for our first fiscal year that begins after November 15, 2009. We are evaluating the impact of adoption of these rules on our financial condition, results of operations and cash flows.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices. Our risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations.
Foreign Exchange Risk
     We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. Our exposure to foreign exchange rates exists primarily with respect to the Canadian dollar, European euro, Mexican peso and Japanese yen against the U.S. dollar. We use foreign exchange forward and option contracts to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward and option contracts. At January 2, 2010, the potential change in fair value of foreign currency derivative instruments, assuming a 10% adverse change in the underlying currency price, was $7 million.
Interest Rates
     Our debt under the 2009 Senior Secured Credit Facility, Floating Rate Senior Notes and Accounts Receivable Securitization Facility bear interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. We are required under the 2009 Senior Secured Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. To comply with this requirement, in the first quarter of 2010 we entered into a hedging arrangement whereby we capped the LIBOR interest rate component on $490.7 million of the floating rate debt under the Floating Rate Senior Notes at 4.262%, as a result of which approximately 52% of our total debt outstanding at January 2, 2010 is now at a fixed rate. After giving effect to these arrangements, a 25-basis point movement in the annual interest rate charged on the outstanding debt balances as of January 2, 2010 would result in a change in annual interest expense of $3.5 million. We may also execute interest rate cash flow hedges in the form of caps and swaps in the future in order to mitigate our exposure to variability in cash flows for the future interest payments on a designated portion of borrowings.
Commodities
     Cotton is the primary raw material used in manufacturing many of our products. While we have sold our yarn operations, we are still exposed to fluctuations in the cost of cotton. While we attempt to protect our business from the volatility of the market price of cotton through employing a dollar cost averaging strategy by entering into hedging contracts from time to time, our business can be adversely affected by dramatic movements in cotton prices. The cotton prices reflected in our results were 55 cents per pound in 2009. We expect the cost of cotton included in our results to average 68 cents per pound for the full year of 2010. The ultimate effect of these pricing levels on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton could have a material adverse effect on our business, results of operations, financial condition and cash flows. We estimate that a change of $0.01 per pound in cotton prices would affect our annual raw material costs by $3 million, at current levels of production. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton would have a material adverse effect on our business, results of operations, financial condition and cash flows.
     In addition, fluctuations in crude oil or petroleum prices may influence the prices of other raw materials we use to manufacture our products, such as chemicals, dyestuffs, polyester yarn and foam. We generally purchase raw materials at market prices. We estimate that a change of $10.00 per barrel in the price of oil would affect our freight costs by approximately $3 million, at current levels of usage.
Item 8. Financial Statements and Supplementary Data
     Our financial statements required by this item are contained on pages F-1 through F-63 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
     In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 11. Executive Compensation
     We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. That information is incorporated in this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. That information is incorporated in this Item 12 by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. That information is incorporated in this Item 13 by reference.
Item 14. Principal Accounting Fees and Services
     We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. That information is incorporated in this Item 14 by reference.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of February, 2010.

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Richard A. Noll	Chief Executive Officer and	February 9, 2010

Richard A. Noll	Chairman of the Board of Directors (principal executive officer)

/s/ E. Lee Wyatt Jr.	Executive Vice President,	February 9, 2010

E. Lee Wyatt Jr.	Chief Financial Officer (principal financial officer)

/s/ Dale W. Boyles	Vice President,	February 9, 2010

Dale W. Boyles	Chief Accounting Officer and Controller (principal accounting officer)

Signature	Capacity	Date

/s/ Lee A. Chaden	Director	February 9, 2010

Lee A. Chaden

/s/ Bobby J. Griffin	Director	February 9, 2010

Bobby J. Griffin

/s/ James C. Johnson	Director	February 9, 2010

James C. Johnson

/s/ Jessica T. Mathews	Director	February 9, 2010

Jessica T. Mathews

/s/ J. Patrick Mulcahy	Director	February 9, 2010

J. Patrick Mulcahy

/s/ Ronald L. Nelson	Director	February 9, 2010

Ronald L. Nelson

/s/ Andrew J. Schindler	Director	February 9, 2010

Andrew J. Schindler

/s/ Ann E. Ziegler	Director	February 9, 2010

Ann E. Ziegler

INDEX TO EXHIBITS
   References in this Index to Exhibits to the “Registrant” are to Hanesbrands Inc. The Registrant will furnish you, without charge, a copy of any exhibit, upon written request. Written requests to obtain any exhibit should be sent to Corporate Secretary, Hanesbrands Inc., 1000 East Hanes Mill Road, Winston-Salem, North Carolina 27105.

Exhibit
Number	Description
3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008).

3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.12	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.13	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description
3.14	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.15	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.16	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.17	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.18	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.19	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.20	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.21	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.)(incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.22	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.23	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.24	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.25	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.26	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description
3.27	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.28	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.29	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.30	Certificate of Formation of Inner Self LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.31	Limited Liability Company Agreement of Inner Self LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.32	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.33	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.34	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.35	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC (incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.36	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.37	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.38	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.39	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.40	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description
3.41	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.42	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.43	Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

4.1	Rights Agreement between Hanesbrands Inc. and Computershare Trust Company, N.A., Rights Agent. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

4.2	Form of Rights Certificate (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

4.3	Placement Agreement, dated December 11, 2006, among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2006).

4.4	Indenture, dated as of December 14, 2006, among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc., and Branch Banking and Trust Company, as Trustee (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006).

4.5	Registration Rights Agreement with respect to Floating Rate Senior Notes due 2014, dated as of December 14, 2006, among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc., and Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., and HSBC Securities (USA) Inc. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006).

4.6	Indenture, dated as of August 1, 2008, among the Registrant, certain subsidiaries of the Registrant, and Branch Banking and Trust Company, as Trustee (incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Commission file number 333-152733) filed with the Securities and Exchange Commission on August 1, 2008).

4.7	Underwriting Agreement dated December 3, 2009 between the Registrant, the subsidiary guarantors party thereto and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2009).

4.8	First Supplemental Indenture, dated December 10, 2009, among the Registrant, the subsidiary guarantors and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2009).

10.1	Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

10.2	Form of Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

Exhibit
Number	Description
10.3	Form of Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006. (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

10.4	Form of Performance Cash Award Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006.*

10.5	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009). *

10.6	Form of Non-Employee Director Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.5 to the Registrant’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2007).*

10.7	Hanesbrands Inc. Retirement Savings Plan *

10.8	Hanesbrands Inc. Supplemental Employee Retirement Plan *

10.9	Hanesbrands Inc. Performance-Based Annual Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

10.10	Hanesbrands Inc. Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2008).*

10.11	Hanesbrands Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.12	Hanesbrands Inc. Executive Long-Term Disability Plan. (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.13	Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (incorporated by reference from Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

10.14	Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.15	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and Richard A. Noll. (incorporated by reference from Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.16	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and Gerald W. Evans Jr. (incorporated by reference from Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.17	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and E. Lee Wyatt Jr. (incorporated by reference from Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

Exhibit
Number	Description
10.18	Severance/Change in Control Agreement dated December 10, 2008 between the Registrant and Kevin W. Oliver (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.19	Severance/Change in Control Agreement dated December 17, 2008 between the Registrant and Joia M. Johnson (incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.20	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and William J. Nictakis (incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.21	Master Separation Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

10.22	Tax Sharing Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

10.23	Employee Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

10.24	Master Transition Services Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

10.25	Real Estate Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

10.26	Indemnification and Insurance Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

10.27	Intellectual Property Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

10.28	First Lien Credit Agreement dated September 5, 2006 (the “2006 Senior Secured Credit Facility”) among the Registrant the various financial institutions and other persons from time to time party thereto, HSBC Bank USA, National Association, LaSalle Bank National Association, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., Citicorp USA, Inc. and Citibank, N.A. (incorporated by reference from Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).†

10.29	First Amendment dated February 22, 2007 to the 2006 Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2007).

10.30	Second Amendment dated August 21, 2008 to the 2006 Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).

10.31	Third Amendment dated March 10, 2009 to the 2006 Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009).

Exhibit
Number	Description
10.32	Amended and Restated Credit Agreement dated as of September 5, 2006, as amended and restated as of December 10, 2009, among the Registrant, the various financial institutions and other Persons from time to time party to this Agreement, Barclays Bank PLC and Goldman Sachs Credit Partners L.P., as the co-documentation agents, Bank of America, N.A. and HSBC Securities (USA) Inc., as the co-syndication agents, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and J.P. Morgan Securities Inc., Banc of America Securities LLC, HSBC Securities (USA) Inc. and Barclays Capital, the investment banking division of Barclays Bank PLC, as the joint lead arrangers and joint bookrunners.

10.33	Second Lien Credit Agreement dated September 5, 2006 (the “Second Lien Credit Agreement”) among HBI Branded Apparel Limited, Inc., the Registrant, the various financial institutions and other persons from time to time party thereto, HSBC Bank USA, National Association, LaSalle Bank National Association, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., Citicorp USA, Inc. and Citibank, N.A. (incorporated by reference from Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).†

10.34	First Amendment dated August 21, 2008 to the Second Lien Credit Agreement (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).

10.35	Receivables Purchase Agreement dated as of November 27, 2007 (the “Accounts Receivable Securitization Facility”) among HBI Receivables LLC and the Registrant, JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, Falcon Asset Securitization Company LLC, Bryant Park Funding LLC, and HSBC Securities (USA) Inc. (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2008).†

10.36	Amendment No. 1 dated as of March 16, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009).†

10.37	Amendment No. 2 dated as of April 13, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009).†

10.38	Amendment No. 3 dated as of August 17, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2009).

10.39	Amendment No. 4 dated as of December 10, 2009 to the Accounts Receivables Securitization Facility.

10.40	Amendment No. 5 dated as of December 21, 2009 to the Accounts Receivables Securitization Facility. †

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Richard A. Noll, Chief Executive Officer.

31.2	Certification of E. Lee Wyatt Jr., Chief Financial Officer.

32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.

32.2	Section 1350 Certification of E. Lee Wyatt Jr., Chief Financial Officer.

*	Agreement relates to executive compensation.

†	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
HANESBRANDS INC.

Page
Consolidated Financial Statements:
Management’s Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Statements of Income for the years ended January 2, 2010, January 3, 2009 and December 29, 2007	F-4
Consolidated Balance Sheets at January 2, 2010 and January 3, 2009	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended January 2, 2010, January 3, 2009 and December 29, 2007	F-6
Consolidated Statements of Cash Flows for the years ended January 2, 2010, January 3, 2009 and December 29, 2007	F-7
Notes to Consolidated Financial Statements	F-8

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
     Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of January 2, 2010, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management determined that Hanesbrands’ internal control over financial reporting was effective as of January 2, 2010.
     The effectiveness of our internal control over financial reporting as of January 2, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Hanesbrands Inc.
          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hanesbrands Inc. (the “Company”) at January 2, 2010 and January 3, 2009, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 9, 2010

HANESBRANDS INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Net sales	$3,891,275	$4,248,770	$4,474,537
Cost of sales	2,626,001	2,871,420	3,033,627

Gross profit	1,265,274	1,377,350	1,440,910
Selling, general and administrative expenses	940,530	1,009,607	1,040,754
Gain on curtailment of postretirement benefits	—	—	(32,144)
Restructuring	53,888	50,263	43,731

Operating profit	270,856	317,480	388,569
Other expense (income)	49,301	(634)	5,235
Interest expense, net	163,279	155,077	199,208

Income before income tax expense	58,276	163,037	184,126
Income tax expense	6,993	35,868	57,999

Net income	$51,283	$127,169	$126,127

Earnings per share:
Basic	$0.54	$1.35	$1.31
Diluted	$0.54	$1.34	$1.30
Weighted average shares outstanding:
Basic	95,158	94,171	95,936
Diluted	95,668	95,164	96,741
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	January 2,	January 3,
	2010	2009
ASSETS
Cash and cash equivalents	$38,943	$67,342
Trade accounts receivable less allowances of $25,776 at January 2, 2010 and $21,897 at January 3, 2009	450,541	404,930
Inventories	1,049,204	1,290,530
Deferred tax assets	139,836	181,850
Other current assets	144,033	165,673

Total current assets	1,822,557	2,110,325

Property, net	602,826	588,189
Trademarks and other identifiable intangibles, net	136,214	147,443
Goodwill	322,002	322,002
Deferred tax assets	357,103	321,037
Other noncurrent assets	85,862	45,053

Total assets	$3,326,564	$3,534,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$351,971	$347,153
Accrued liabilities and other:
Payroll and employee benefits	76,315	82,815
Advertising and promotion	85,069	69,102
Restructuring	18,244	21,381
Other	116,007	120,459
Notes payable	66,681	61,734
Current portion of debt	164,688	45,640

Total current liabilities	878,975	748,284

Long-term debt	1,727,547	2,130,907
Pension and postretirement benefits	290,030	294,095
Other noncurrent liabilities	95,293	175,608

Total liabilities	2,991,845	3,348,894

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value) Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value) Issued and outstanding — 95,396,967 at January 2, 2010 and 93,520,132 at January 3, 2009	954	935
Additional paid-in capital	287,955	248,167
Retained earnings	268,805	217,522
Accumulated other comprehensive loss	(222,995)	(281,469)

Total stockholders’ equity	334,719	185,155

Total liabilities and stockholders’ equity	$3,326,564	$3,534,049

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balances at December 30, 2006	96,312	$963	$94,852	$33,024	$(59,568)	$69,271
Net income	—	—	—	126,127	—	126,127
Translation adjustments	—	—	—	—	20,114	20,114
Net unrealized loss on qualifying cash flow hedges, net of tax of $4,456	—	—	—	—	(6,877)	(6,877)
Recognition of gain from healthcare plan settlement, net of tax of $12,505	—	—	—	—	(19,639)	(19,639)
Net unrecognized gain from pension and postretirement plans, net of tax of $23,590	—	—	—	—	37,052	37,052

Comprehensive income						156,777
Stock-based compensation	—	—	33,185	—	—	33,185
Exercise of stock options, vesting of restricted stock units and other	533	7	3,428	—	—	3,435
Stock repurchases	(1,613)	(16)	(2,006)	(42,451)	—	(44,473)
Final separation of pension plan assets and liabilities	—	—	74,189	—	—	74,189
Net transactions related to spin off	—	—	(4,629)	—	—	(4,629)
Adoption of new pension accounting rules	—	—	—	1,149	—	1,149

Balances at December 29, 2007	95,232	$954	$199,019	$117,849	$(28,918)	$288,904

Net income	—	—	—	127,169	—	127,169
Translation adjustments	—	—	—	—	(29,463)	(29,463)
Net unrealized loss on qualifying cash flow hedges, net of tax of $24,683	—	—	—	—	(38,818)	(38,818)
Net unrecognized loss from pension and postretirement plans, net of tax of $117,012	—	—	—	—	(184,270)	(184,270)

Comprehensive loss						(125,382)
Stock-based compensation	—	—	31,002	—	—	31,002
Exercise of stock options, vesting of restricted stock units and other	456	2	10,076	—	—	10,078
Stock repurchases	(1,224)	(12)	(2,767)	(27,496)	—	(30,275)
Net transactions related to spin off	(944)	(9)	10,837	—	—	10,828

Balances at January 3, 2009	93,520	$935	$248,167	$217,522	$(281,469)	$185,155

Net income	—	—	—	51,283	—	51,283
Translation adjustments	—	—	—	—	18,966	18,966
Net unrealized gain on qualifying cash flow hedges, net of tax of $17,639	—	—	—	—	28,580	28,580
Net unrecognized gain from pension and postretirement plans, net of tax of $1,835	—	—	—	—	10,928	10,928

Comprehensive income						109,757
Stock-based compensation	—	—	37,391	—	—	37,391
Exercise of stock options, vesting of restricted stock units and other	1,877	19	2,397	—	—	2,416

Balances at January 2, 2010	95,397	$954	$287,955	$268,805	$(222,995)	$334,719

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Operating activities:
Net income	$51,283	$127,169	$126,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,312	103,126	125,471
Amortization of intangibles	12,443	12,019	6,205
Restructuring	8,207	5,133	(3,446)
Gain on curtailment of postretirement benefits	—	—	(32,144)
Losses on early extinguishment of debt	2,423	1,332	5,235
Gain on repurchase of Floating Rate Senior Notes	(157)	(1,966)	—
Charges incurred for amendments of credit facilities	20,634	—	—
Interest rate hedge termination	26,029	—	—
Amortization of debt issuance costs	10,967	6,032	6,475
Stock compensation expense	37,697	31,449	33,625
Deferred taxes	(9,152)	(1,445)	28,069
Other	(10,252)	(1,616)	(75)
Changes in assets and liabilities:
Accounts receivable	(39,805)	163,687	(81,396)
Inventories	248,820	(182,971)	96,338
Other assets	22,210	(49,256)	19,212
Accounts payable	3,522	34,046	67,038
Accrued liabilities and other	(54,677)	(69,342)	(37,694)

Net cash provided by operating activities	414,504	177,397	359,040

Investing activities:
Purchases of property, plant and equipment	(126,825)	(186,957)	(91,626)
Acquisitions of businesses, net of cash acquired	—	(14,655)	(20,243)
Acquisition of trademark	—	—	(5,000)
Proceeds from sales of assets	37,965	25,008	16,573
Other	16	(644)	(789)

Net cash used in investing activities	(88,844)	(177,248)	(101,085)

Financing activities:
Borrowings on notes payable	1,628,764	602,627	66,413
Repayments on notes payable	(1,624,139)	(560,066)	(88,970)
Incurrence of debt under the 2009 Senior Secured Credit Facility	750,000	—	—
Payments to amend and refinance credit facilities	(74,976)	(69)	(3,266)
Borrowings on revolving loan facility	2,034,026	791,000	—
Repayments on revolving loan facility	(1,982,526)	(791,000)	—
Repayments of debt under 2006 Senior Secured Credit Facility	(1,440,250)	(125,000)	(428,125)
Issuance of 8% Senior Notes	500,000	—	—
Repurchase of Floating Rate Senior Notes	(2,788)	(4,354)	—
Borrowings on Accounts Receivable Securitization Facility	183,451	20,944	250,000
Repayments on Accounts Receivable Securitization Facility	(326,068)	(28,327)	—
Proceeds from stock options exercised	1,179	2,191	6,189
Stock repurchases	—	(30,275)	(44,473)
Transaction with Sara Lee Corporation	—	18,000	—
Other	(847)	(409)	(1,147)

Net cash used in financing activities	(354,174)	(104,738)	(243,379)

Effect of changes in foreign exchange rates on cash	115	(2,305)	3,687

Increase (decrease) in cash and cash equivalents	(28,399)	(106,894)	18,263
Cash and cash equivalents at beginning of year	67,342	174,236	155,973

Cash and cash equivalents at end of year	$38,943	$67,342	$174,236

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Consolidated Financial Statements
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
(1) Background
     Hanesbrands Inc., a Maryland corporation (the “Company”), is a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Stedman, Outer Banks, Zorba, Rinbros and Duofold. The Company designs, manufactures, sources and sells a broad range of apparel essentials such as T-shirts, bras, panties, men’s underwear, kids’ underwear, casualwear, activewear, socks and hosiery.
     The Company’s fiscal year ends on the Saturday closest to December 31. All references to “2009”, “2008” and “2007” relate to the 52 week fiscal year ended on January 2, 2010, the 53 week fiscal year ended on January 3, 2009 and the 52 week fiscal year ended on December 29, 2007, respectively.
     The Company has also evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 9, 2010, the day the financial statements were issued.
(2) Summary of Significant Accounting Policies
 (a) Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
(c) Foreign Currency Translation
     Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive loss within stockholders’ equity. The Company translates the results of operations of its foreign operations at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.
(d) Sales Recognition and Incentives
     The Company recognizes revenue when (i) there is persuasive evidence of an arrangement, (ii) the sales price is fixed or determinable, (iii) title and the risks of ownership have been transferred to the customer and (iv) collection

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
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
Cooperative Advertising
     Under these arrangements, the Company agrees to reimburse the reseller for a portion of the costs incurred by the reseller to advertise and promote certain of the Company’s products. The Company recognizes the cost of cooperative advertising programs in the period in which the advertising and promotional activity first takes place. In 2007, the Company changed the manner in which it accounted for cooperative advertising, which resulted in a change in the classification from media, advertising and promotion expenses to a reduction in sales, because the estimated fair value of the identifiable benefit was no longer obtained beginning in 2007.
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
(e) Advertising Expense
     Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” caption in the Consolidated Statements of Income of $166,467, $187,034, and $188,327 in 2009, 2008 and 2007, respectively.
(f) Shipping and Handling Costs
     Revenue received for shipping and handling costs is included in net sales and was $22,434, $24,244, and $22,751 in 2009, 2008 and 2007, respectively. Shipping costs, that comprise payments to third party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $222,169, $238,340, and $234,070 in the 2009, 2008 and 2007, respectively. The Company recognizes shipping, handling and

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
distribution costs in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.
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
(h) Research and Development
     Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. Research and development expense was $46,305, $46,460, and $45,409 in 2009, 2008 and 2007, respectively.
(i) Cash and Cash Equivalents
     All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.
(j) Accounts Receivable Valuation
     Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable portfolio determined on the basis of historical experience, aging of trade receivables, specific allowances for known troubled accounts and other currently available information.
(k) Inventory Valuation
     Inventories are stated at the lower of cost or market. Obsolete, damaged, and excess inventory is carried at the net realizable value, which is determined by assessing historical recovery rates, current market conditions and future marketing and sales plans. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in cost of sales when the related inventory item is sold.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
depreciated over its remaining useful life. Restoration of a previously recognized impairment loss is not permitted under U.S. generally accepted accounting principles.
(m) Trademarks and Other Identifiable Intangible Assets
     The primary identifiable intangible assets of the Company are trademarks and computer software all of which have finite lives that are subject to amortization. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. Finite-lived trademarks are being amortized over periods ranging from five to 30 years, while computer software is being amortized over periods ranging from two to ten years. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property.
     The Company capitalizes internal software development costs, which include the actual costs to purchase software from vendors and generally include personnel and related costs for employees who were directly associated with the enhancement and implementation of purchased computer software. Additions to computer software are included in purchases of property and equipment in the Consolidated Statements of Cash Flows.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
(p) Income Taxes
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
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
(r) Recently Issued Accounting Pronouncements
 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied in the preparation of financial statements of nongovernmental entities issued for periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification did not change GAAP and did not have a material impact on the Company’s financial condition, results of operations or cash flows but resulted in certain additional disclosures.
Fair Value Measurements
     In September 2006, the FASB issued new accounting rules for fair value measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB approved a one-year deferral of the adoption of the rules as it relates to certain non-financial assets and liabilities. The Company adopted the provisions for its financial assets and liabilities effective December 30, 2007 and adopted the provisions for its non-financial assets and liabilities effective January 4, 2009. Neither the adoption in the first quarter ended March 29, 2008 for financial assets and liabilities nor the adoption in the first quarter ended April 4, 2009 for non-financial assets and liabilities had a material impact on the financial condition, results of operations or cash flows of the Company, but both adoptions resulted in certain additional disclosures reflected in Note 15.
Noncontrolling Interests in Consolidated Financial Statements
     In December 2007, the FASB issued new accounting rules on business combinations and noncontrolling interests in consolidated financial statements. The new rules improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. The new rules require a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, that any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The Company adopted the new accounting rules in the first quarter ended April 4, 2009. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Disclosures About Derivative Instruments and Hedging Activities
     In March 2008, the FASB issued new accounting guidance which expands the disclosure requirements about an entity’s derivative instruments and hedging activities. The Company adopted the new accounting rules in the first

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
quarter ended April 4, 2009. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows but resulted in certain additional disclosures reflected in Note 14.
Employers’ Disclosures about Postretirement Benefit Plan Assets
     In December 2008, the FASB issued rules on the disclosure of postretirement benefit plan assets. The rules expand the disclosure requirements to include more detailed disclosures about an employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The Company adopted the new accounting rules as of January 2, 2010. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows but resulted in certain additional disclosures reflected in Notes 15, 16 and 17.
Accounting for Transfers of Financial Assets
     In June 2009, the FASB issued new accounting rules for transfers of financial assets. The new rules require greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. The new accounting rules are effective for financial asset transfers occurring after the beginning of the Company’s first fiscal year that begins after November 15, 2009. The Company is evaluating the impact of adoption of these new rules on the financial condition, results of operations and cash flows of the Company.
Consolidation — Variable Interest Entities
     In June 2009, the FASB issued new accounting rules related to the accounting and disclosure requirements for the consolidation of variable interest entities. The new accounting rules are effective for the Company’s first fiscal year that begins after November 15, 2009. The Company is evaluating the impact of adoption of these rules on the financial condition, results of operations and cash flows of the Company.
(s) Reclassifications
     A revision to the balance sheet classification was made to the 2008 Consolidated Balance Sheet for freight expenses payable of $21,635, which had previously been included in accrued liabilities but has been reclassified into accounts payable. Only amounts related to invoices received from vendors were reclassified from accrued liabilities into accounts payable. This reclassification had no impact on the Company’s previously reported total assets, total liabilities, shareholders’ equity or net income.
(3) Earnings Per Share
     Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the period. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares for 2009, 2008 and 2007 is as follows:

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Basic weighted average shares	95,158	94,171	95,936
Effect of potentially dilutive securities:
Stock options	—	100	278
Restricted stock units	510	882	527
Employee stock purchase plan and other	—	11	—

Diluted weighted average shares	95,668	95,164	96,741

     Options to purchase 6,273, 3,735 and 1,163 shares of common stock and 234, 0 and 0 restricted stock units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for 2009, 2008 and 2007, respectively.
(4) Stock-Based Compensation
     The Company established the Hanesbrands OIP to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company and incent performance and retention of employees.
Stock Options
     The exercise price of each stock option equals the closing market price of Hanesbrands’ stock on the date of grant. Options generally vest ratably over two to three years and can generally be exercised over a term of 10 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted during 2009, 2008 and 2007, respectively.

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Dividend yield	—	—	—
Risk-free interest rate	2.49%	1.68-2.64%	3.24-4.92%
Volatility	48%	28-37%	26-28%
Expected term (years)	6.0	3.8-6.0	2.5-4.5
     The dividend yield assumption is based on the Company’s current intent not to pay dividends. The Company uses a combination of the volatility of the Company and the volatility of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions due to the limited trading history of the Company’s common stock. The Company utilizes the simplified method outlined in SEC accounting rules to estimate expected lives for options granted. The simplified method is used for valuing stock option grants by eligible public companies that do not have sufficient historical exercise patterns on options granted to employees.
     A summary of the changes in stock options outstanding to the Company’s employees under the Hanesbrands OIP is presented below:

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

				Weighted-
				Average
		Weighted-		Remaining
		Average	Aggregate	Contractual
		Exercise	Intrinsic	Term
	Shares	Price	Value	(Years)
Options outstanding at December 30, 2006	2,949	$22.37	$3,686	5.99
Granted	1,222	25.59
Exercised	(277)	22.37
Forfeited	(249)	22.97

Options outstanding at December 29, 2007	3,645	$23.41	$16,369	5.44
Granted	2,624	19.81
Exercised	(98)	22.50
Forfeited	(142)	23.35

Options outstanding at January 3, 2009	6,029	$21.86	$—	5.99
Granted	466	24.33
Exercised	(66)	17.71
Forfeited	(142)	21.32

Options outstanding at January 2, 2010	6,287	$22.10	$15,770	7.77

Options exercisable at January 2, 2010	3,754	$22.51	$7,569	7.22

     During 2008, after consultation with its compensation consultants, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) determined to make decisions regarding 2009 compensation for executive officers at its meeting in December 2008, so that such decisions could be made prior to the January 1, 2009 effective date for any changes in total compensation opportunities rather than retroactively, and to approve equity grants simultaneously with those decisions. Regarding 2008 compensation, the Compensation Committee made decisions and approved equity grants at its meeting in January 2008. Therefore, two equity awards, including awards of stock options, were made to executive officers and other employees during 2008.
     There were 2,981, 968 and 634 options that vested during 2009, 2008 and 2007, respectively. The total intrinsic value of options that were exercised during 2009, 2008 and 2007 was $465, $1,057 and $1,804, respectively. The weighted average fair value of individual options granted during 2009, 2008 and 2007 was $11.80, $6.29 and $7.83, respectively.
     Cash received from option exercises under all share-based payment arrangements for 2009, 2008 and 2007 was $1,179, $2,191 and $6,189, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $465, $806, and $1,503 for 2009, 2008 and 2007, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
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

				Weighted-
				Average
		Weighted-		Remaining
		Average	Aggregate	Contractual
		Grant Date	Intrinsic	Term
	Shares	Fair Value	Value	(Years)
Nonvested share units outstanding at December 30, 2006	1,546	$22.37	$36,516	2.41
Granted	615	25.38
Vested	(440)	22.37
Forfeited	(143)	23.17

Nonvested share units outstanding at December 29, 2007	1,578	$23.47	$43,922	1.89
Granted	1,512	18.19
Vested	(583)	23.28
Forfeited	(105)	23.69

Nonvested share units outstanding at January 3, 2009	2,402	$20.19	$31,652	1.89
Granted	408	24.29
Vested	(1,193)	20.84
Forfeited	(91)	19.57

Nonvested share units outstanding at January 2, 2010	1,526	$20.82	$36,796	1.76

Vested share units at January 2, 2010	2,216	$21.79

     During 2008, after consultation with its compensation consultants, the Compensation Committee determined to make decisions regarding 2009 compensation for executive officers at its meeting in December 2008, so that such decisions could be made prior to the January 1, 2009 effective date for any changes in total compensation opportunities rather than retroactively, and to approve equity grants simultaneously with those decisions. Regarding 2008 compensation, the Compensation Committee made decisions and approved equity grants at its meeting in January 2008. Therefore, two equity awards, including awards of restricted stock units, were made to executive officers and other employees during 2008.
     The total fair value of shares vested during 2009, 2008 and 2007 was $24,871, $13,560 and $9,853, respectively. Certain participants elected to defer receipt of shares earned upon vesting. As of January 2, 2010, a total of 174 shares of common stock are issuable in future years for such deferrals.
     For all share-based payments under the Hanesbrands OIP, during 2009, 2008 and 2007, the Company recognized total compensation expense of $37,391, $31,002 and $33,185 and recognized a deferred tax benefit of $14,464, $11,585 and $12,360, respectively. During 2009, the Company incurred $1,814 related to amending the terms of all outstanding stock options granted under the Hanesbrands OIP that had an original term of five or seven

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
years to the tenth anniversary of the original grant date.
     At January 2, 2010, there was $9,529 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $7,205, $1,854, and $470 is expected to be recognized in 2010, 2011 and 2012, respectively. The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the Hanesbrands OIP by issuing newly authorized shares. The Hanesbrands OIP authorized 13,105 shares for awards of stock options and restricted stock units, of which 2,457 were available for future grants as of January 2, 2010.
Employee Stock Purchase Plan
     The Company established the Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (the “ESPP”), which is qualified under Section 423 of the Internal Revenue Code. An aggregate of up to 2,442 shares of Hanesbrands common stock may be purchased by eligible employees pursuant to the ESPP. The purchase price for shares under the ESPP is equal to 85% of the stock’s fair market value on the purchase date. During 2009, 2008 and 2007, 156, 129 and 78 shares, respectively, were purchased under the ESPP by eligible employees. The Company had 2,079 shares of common stock available for issuance under the ESPP as of January 2, 2010. The Company recognized $306, $447 and $440 of stock compensation expense under the ESPP during 2009, 2008 and 2007, respectively.
(5) Restructuring
     Since becoming an independent company, the Company has undertaken a variety of restructuring efforts in connection with its consolidation and globalization strategy designed to improve operating efficiencies and lower costs. As a result of this strategy, the Company expected to incur approximately $250,000 in restructuring and related charges over the three year period following the spin off from Sara Lee Corporation (“Sara Lee”) on September 5, 2006, of which approximately half was expected to be noncash. As of January 2, 2010, the Company has recognized approximately $278,000 in restructuring and related charges related to this strategy since September 5, 2006, of which approximately half have been noncash. Of the amounts recognized, approximately $103,000 related to employee termination and other benefits, approximately $96,000 related to accelerated depreciation of buildings and equipment for facilities that have been or will be closed, approximately $30,000 related to noncancelable lease and other contractual obligations, approximately $23,000 related to write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate, approximately $17,000 related to impairments of fixed assets and approximately $9,000 related to other exit costs such as equipment moving costs. The consolidation of the distribution network is still in process but will not result in any substantial charges in future periods. The distribution network consolidation involves the implementation of new warehouse management systems and technology, and opening of new distribution centers and new third-party logistics providers to replace parts of the Company’s legacy distribution network.
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
     The reported results for 2009, 2008 and 2007 reflect amounts recognized for restructuring actions, including the impact of certain actions that were completed for amounts more favorable than previously estimated. The impact of restructuring efforts on income before income tax expense is summarized as follows:

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	Years Ended
	January 2,	January 3,	December 27,
	2010	2009	2007
Restructuring programs:
Year ended January 2, 2010 restructuring actions	$46,216	$—	$—
Year ended January 3, 2009 restructuring actions	17,833	87,117	—
Year ended December 29, 2007 restructuring actions	4,631	8,661	70,050
Six months ended December 30, 2006 and prior restructuring actions	1,068	(2,971)	13,133

	$69,748	$92,807	$83,183

     The following table illustrates where the costs associated with these actions are recognized in the Consolidated Statements of Income:

	Years Ended
	January 2,	January 3,	December 27,
	2010	2009	2007
Cost of sales	$12,776	$42,558	$36,912
Selling, general and administrative expenses	3,084	(14)	2,540
Restructuring	53,888	50,263	43,731

	$69,748	$92,807	$83,183

     Components of the restructuring actions are as follows:

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Accelerated depreciation	$11,725	$23,848	$39,452
Inventory write-offs	4,135	18,696	—
Fixed asset impairments	7,503	8,993	1,857
Employee termination and other benefits	23,941	34,409	31,780
Noncancelable lease and other contractual obligations and other	22,444	6,861	10,094

	$69,748	$92,807	$83,183

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
     Rollforward of accrued restructuring is as follows:

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Beginning accrual	$21,793	$23,350	$17,029
Restructuring expenses	45,720	49,198	46,762
Cash payments	(42,282)	(41,185)	(35,517)
Adjustments to restructuring expenses	(2,832)	(9,570)	(4,924)

Ending accrual	$22,399	$21,793	$23,350

     The accrual balance as of January 2, 2010 is comprised of $18,244 in current accrued liabilities and $4,155 in other noncurrent liabilities. The $18,244 in current accrued liabilities consists of $9,415 for employee termination and other benefits and $8,829 for noncancelable lease and other contractual obligations. The $4,155 in other noncurrent liabilities primarily consists of noncancelable lease and other contractual obligations.
     Adjustments to previous estimates resulted from actual costs to settle obligations being lower than expected. The adjustments were reflected in the “Restructuring” line of the Consolidated Statements of Income.
Year Ended January 2, 2010 Actions
     During 2009, the Company approved actions to close eight manufacturing facilities, three distribution centers, a yarn warehouse and a cotton warehouse in the Dominican Republic, the United States, Costa Rica, Honduras, Puerto Rico and Canada, and eliminate an aggregate of approximately 4,100 positions in those countries and El Salvador. The production capacity represented by the manufacturing facilities has been primarily relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to the Company’s West Coast distribution center in California in order to expand capacity for goods the Company sources from Asia. In addition, approximately 300 management and administrative positions were eliminated, with the majority of these positions based in the United States. The Company recorded charges of $46,216 in 2009, related to these actions. The Company recognized $25,038 for employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group, $9,204 for accelerated depreciation of buildings and equipment, $6,071 for noncancelable lease and other contractual obligations related to the closure of certain manufacturing facilities, $3,529 for fixed asset impairments related to the closure of certain manufacturing facilities, $1,635 for write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of certain manufacturing facilities and $739 for other exit costs. These charges are reflected in the “Restructuring,” “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income. As of January 2, 2010, 3,044 employees had been terminated and the severance obligation remaining in accrued restructuring on the Consolidated Balance Sheet was $8,977. The noncancelable lease and other contractual obligations remaining in accrued restructuring on the Consolidated Balance Sheet as of January 2, 2010 was $5,471. All actions are expected to be completed within a 12-month period.
     During 2009, the Company ceased making its own yarn and now sources all of its yarn requirements from large-scale yarn suppliers. The Company entered into an agreement with Parkdale America, LLC (“Parkdale America”) under which the Company agreed to sell or lease assets related to operations at the Company’s four yarn manufacturing facilities to Parkdale America. The transaction closed in October 2009 and resulted in Parkdale America operating three of the four facilities. As discussed above, the Company approved an action to close the fourth yarn manufacturing facility, as well as a yarn warehouse and a cotton warehouse. The Company also entered into a yarn purchase agreement with Parkdale America and Parkdale Mills, LLC (together with Parkdale America,

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
“Parkdale”). Under this agreement, which has an initial term of six years, Parkdale will produce and sell to the Company a substantial amount of the Company’s Western Hemisphere yarn requirements. During the first two years of the term, Parkdale will also produce and sell to the Company a substantial amount of the yarn requirements of the Company’s Nanjing, China textile facility.
     The following table summarizes planned and actual employee terminations by location as of January 2, 2010:

Number of Employees	Total
Dominican Republic	1,366
United States	1,246
Costa Rica	681
El Salvador	599
Honduras	332
Puerto Rico	117
Other	67

4,408

Actions completed	3,044
Actions remaining	1,364

4,408

Year Ended January 3, 2009 Actions
     During 2008, the Company approved actions to close 11 manufacturing facilities and three distribution centers and eliminate approximately 6,800 positions in Mexico, the United States, Costa Rica, Honduras and El Salvador. The production capacity represented by the manufacturing facilities has been relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to the Company’s West Coast distribution facility in California in order to expand capacity for goods the Company sources from Asia. In addition, approximately 200 management and administrative positions were eliminated, with the majority of these positions based in the United States. All actions were substantially completed within a 12-month period. The Company recorded charges of $87,117 in the year ended January 3, 2009. The Company recognized $37,190 which represents employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group, $18,696 for write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of certain manufacturing facilities, $14,457 for accelerated depreciation of buildings and equipment, $8,495 for noncancelable leases, other contractual obligations and other charges related to the closure of certain manufacturing facilities and $8,279 for fixed asset impairments related to the closure of certain manufacturing facilities. These charges are reflected in the “Restructuring,” “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statement of Income. As of January 2, 2010, 6,978 employees had been terminated and the severance obligation remaining in accrued restructuring on the Consolidated Balance Sheet was $1,353. The lease termination and other contractual obligations remaining in accrued restructuring on the Consolidated Balance Sheet as of January 2, 2010 was $6,322.
     During 2009, the Company recognized additional charges, as well as credits for certain actions which were completed for amounts more favorable than previously estimated, associated with facility closures announced in 2008, resulting in a decrease of $17,833 to income before income tax expense. In 2009, the Company recognized charges of $7,628 for noncancelable lease and other contractual obligations associated with plant closures announced in 2008, charges of $7,620 for other exit costs, charges of $2,732 for fixed asset impairments related to the closure of certain manufacturing facilities and charges of $2,411 for write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of certain manufacturing facilities. The Company recognized credits of $836 for employee termination and other

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
benefits resulting from actual costs to settle obligations being lower than expected and credits of $1,722 to accelerated depreciation as a result of proceeds from sales of fixed assets to which accelerated depreciation was previously charged exceeding previous estimates. These charges and credits are reflected in the “Restructuring,” and “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income.
     The following table summarizes planned and actual employee terminations by location as of January 2, 2010:

Number of Employees	Total
Mexico	1,958
United States	1,909
Costa Rica	1,710
Honduras	1,193
El Salvador	150
Other	84

7,004

Actions completed	6,978
Actions remaining	26

7,004

Year Ended December 29, 2007 Restructuring Actions
     During 2007, the Company, in connection with its consolidation and globalization strategy, approved actions to close 16 manufacturing facilities and three distribution centers in the Dominican Republic, Mexico, the United States, Brazil and Canada. All actions were substantially completed within a 12-month period. The net impact of these actions was to reduce income before income tax expense by $70,050 in the year ended December 29, 2007. As of January 2, 2010, 6,256 employees had been terminated and the severance obligation remaining in accrued liabilities on the Consolidated Balance Sheet was $46. The lease termination and other contractual obligations remaining in accrued restructuring on the Consolidated Balance Sheet as of January 2, 2010 was $94.
     During 2008, the Company recognized additional restructuring charges associated with plant closures announced in 2007, resulting in a decrease of $8,661 to net income before income tax expense. The Company recognized charges of $10,484 for accelerated depreciation of buildings and equipment associated with plant closures and charges of $661 for lease termination costs, other contractual obligations and other restructuring related expenses. The additional charges are reflected in the “Cost of sales,” “Selling, general and administrative expenses” and “Restructuring” lines of the Consolidated Statements of Income.
     During 2008, certain actions were completed for amounts more favorable than originally estimated, resulting in an increase of $2,484 to income before income tax expense. The $2,484 consists of a credit for employee termination and other benefits and resulted from actual costs to settle obligations being lower than expected. The adjustment is reflected in the “Restructuring” line of the Consolidated Statements of Income.
     During 2009, the Company recognized additional restructuring charges associated with plant closures announced in 2007, resulting in a decrease of $4,631 to income before income tax expense. In 2009, the Company recognized charges of $4,222 for accelerated depreciation of buildings and equipment associated with plant closures and $409 for other exit costs. These charges are reflected in the “Restructuring,” “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income.
     The following table summarizes planned and actual employee terminations by location as of January 2, 2010:

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

Number of Employees	Total
Dominican Republic	2,635
Mexico	2,151
United States	1,222
Brazil	156
Canada	93

6,257

Actions completed	6,256
Actions remaining	1

6,257

(6) Inventories
     Inventories consisted of the following:

	January 2,	January 3,
	2010	2009
Raw materials	$106,138	$172,494
Work in process	100,686	116,800
Finished goods	842,380	1,001,236

	$1,049,204	$1,290,530

(7) Trade Accounts Receivable
Allowances for Trade Accounts Receivable
     The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions are as follows:

		Allowance for
	Allowance for	Chargebacks
	Doubtful	and Other
	Accounts	Deductions	Total
Balance at December 30, 2006	$10,662	$17,047	$27,709
Charged to expenses	(363)	45,966	45,603
Deductions and write-offs	(971)	(40,699)	(41,670)

Balance at December 29, 2007	9,328	22,314	31,642

Charged to expenses	8,074	5,366	13,440
Deductions and write-offs	(4,847)	(18,338)	(23,185)

Balance at January 3, 2009	12,555	9,342	21,897

Charged to expenses	3,647	5,724	9,371
Deductions and write-offs	(700)	(4,792)	(5,492)

Balance at January 2, 2010	$15,502	$10,274	$25,776

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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
Sale of Accounts Receivable
     In December 2009, the Company entered into an agreement to sell selected trade accounts receivable to a financial institution. After the sale, the Company does not retain any interests in the receivables and the financial institution services and collects these accounts receivable directly from the customer. Net proceeds of this accounts receivable sale program are recognized in the Consolidated Statement of Cash Flows as part of operating cash flows. By January 2, 2010, the Company sold $71,248 of accounts receivable at their stated value, and accordingly accounts receivable in the January 2, 2010 Consolidated Balance Sheet was reduced by that amount. The funding fee of $163 charged by the financial institution for this program in 2009 was recorded in the “Other expense (income)” line in the Consolidated Statement of Income.
(8) Property, Net
     Property is summarized as follows:

	January 2,	January 3,
	2010	2009
Land	$28,544	$29,633
Buildings and improvements	478,148	413,375
Machinery and equipment	895,336	952,301
Construction in progress	28,973	106,043
Capital leases	4,018	3,794

	1,435,019	1,505,146
Less accumulated depreciation	832,193	916,957

Property, net	$602,826	$588,189

(9) Notes Payable
     The Company had the following short-term obligations at January 2, 2010 and January 3, 2009:

		Principle Amount
	Interest Rate as of	January 2,	January 3,
	January 2, 2010	2010	2009
Short-term revolving facility in El Salvador	4.47%	$30,000	$—
Short-term revolving facility in Luxembourg	3.23%	25,000	—
Short-term revolving facility in Thailand	5.32%	4,284	15,472
Short-term revolving facility in China	6.37%	7,397	8,203
Short-term revolving facility in El Salvador	—	—	28,730
Short-term revolving facility in India	—	—	5,300
Other	—	—	4,029

		$66,681	$61,734

     The Company has a short-term revolving facility arrangement with a Salvadoran branch of a Canadian bank amounting to $30,000 of which $30,000 was outstanding at January 2, 2010 which accrues interest at 4.47%. The Company was in compliance with the financial covenants contained in this facility at January 2, 2010.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
     The Company has a short-term revolving facility arrangement with a U.S. bank amounting to $25,000 of which $25,000 was outstanding at January 2, 2010 which accrues interest at 3.23%. The Company was in compliance with the financial covenants contained in this facility at January 2, 2010.
     The Company has a short-term revolving facility arrangement with a Hong Kong bank amounting to THB 600 million ($17,980) of which $4,284 was outstanding at January 2, 2010 which accrues interest at 5.32%. The Company was in compliance with the financial covenants contained in this facility at January 2, 2010.
     The Company has a short-term revolving facility arrangement with a Chinese branch of a U.S. bank amounting to RMB 56 million ($8,203) of which $7,397 was outstanding at January 2, 2010 which accrues interest at 6.37%. Borrowings under the facility accrue interest at the prevailing base lending rates published by the People’s Bank of China from time to time plus 20%. The Company was in compliance with the financial covenants contained in this facility at January 2, 2010.
     In addition, the Company has short-term revolving credit facilities in various other locations that can be drawn on from time to time amounting to $20,433 of which $0 was outstanding at January 2, 2010.
     Total interest paid on notes payable was $3,974, $2,208 and $1,175 in 2009, 2008 and 2007, respectively.
(10) Debt
     The Company had the following debt at January 2, 2010 and January 3, 2009:

		Principal Amount
	Interest Rate as of	January 2,	January 3,
	January 2, 2010	2010	2009	Maturity Date
2009 Senior Secured Credit Facility:
Term Loan Facility	5.25%	$750,000	$—	December 2015
Revolving Loan Facility	6.75%	51,500	—	December 2013
8% Senior Notes	8.00%	500,000	—	December 2016
Floating Rate Senior Notes	3.83%	490,735	493,680	December 2014
Accounts Receivable Securitization Facility	2.80%	100,000	242,617	December 2010
2006 Senior Secured Credit Facility:
Term A Facility		—	139,000	September 2012
Term B Facility		—	851,250	September 2013
Second Lien Credit Facility		—	450,000	March 2014

		1,892,235	2,176,547
Less current maturities		164,688	45,640

		$1,727,547	$2,130,907

     In connection with the spin off on September 5, 2006, the Company entered into a $2,150,000 senior secured credit facility (the “2006 Senior Secured Credit Facility”), a $450,000 senior secured second lien credit facility (the “Second Lien Credit Facility”) and a $500,000 bridge loan facility (the “Bridge Loan Facility”). The Bridge Loan Facility was paid off in full through the issuance of $500,000 of floating rate senior notes (the “Floating Rate Senior Notes”) issued in December 2006. On November 27, 2007, the Company entered into an accounts receivable securitization facility (“the Accounts Receivable Securitization Facility”), which initially provided for up to $250,000 in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. On December 10, 2009, the Company completed the sale of $500,000 in aggregate principal amount of 8.000% senior notes (the “8% Senior Notes”) and amended and restated

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
the 2006 Senior Secured Credit Facility to provide for a new $1,150,000 senior secured credit facility (the “2009 Senior Secured Credit Facility”). The Company used the net proceeds from the offering of the 8% Senior Notes together with the proceeds from the borrowings under the 2009 Senior Secured Credit Facility, to refinance outstanding borrowings under the 2006 Senior Secured Credit Facility, to repay the outstanding borrowings under the Second Lien Credit Facility and to pay fees and expenses related to these transactions. The outstanding balances at January 2, 2010 are reported in the “Long-term debt” and “Current portion of debt” lines of the Consolidated Balance Sheets.
     Total cash paid for interest related to debt in 2009, 2008 and 2007 was $161,854, $150,898 and $165,331, respectively.
2009 Senior Secured Credit Facility
     The 2009 Senior Secured Credit Facility initially provides for aggregate borrowings of $1,150,000, consisting of a $750,000 term loan facility (the “Term Loan Facility”) and a $400,000 revolving loan facility (the “Revolving Loan Facility”). A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At the Company’s option, it may add one or more term loan facilities or increase the commitments under the Revolving Loan Facility in an aggregate amount of up to $300,000 so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence and that the Company is in pro forma compliance with the financial covenants described below. As of January 2, 2010, the Company had $51,500 outstanding under the Revolving Loan Facility, $41,496 of standby and trade letters of credit issued and outstanding under this facility and $307,004 of borrowing availability. At January 2, 2010, the interest rates on the Term Loan Facility and the Revolving Loan Facility were 5.25% and 6.75% respectively.
     The proceeds of the Term Loan Facility were used to refinance all amounts outstanding under the Term A loan facility (in an initial principal amount of $250,000) and Term B loan facility (in an initial principal amount of $1,400,000) under the 2006 Senior Secured Credit Facility and to repay all amounts outstanding under the Second Lien Credit Facility. Proceeds of the Revolving Loan Facility were used to pay fees and expenses in connection with these transactions, and will be used for general corporate purposes and working capital needs.
     The 2009 Senior Secured Credit Facility is guaranteed by substantially all of the Company’s existing and future direct and indirect U.S. subsidiaries, with certain customary or agreed-upon exceptions for certain subsidiaries. The Company and each of the guarantors under the 2009 Senior Secured Credit Facility have granted the lenders under the 2009 Senior Secured Credit Facility a valid and perfected first priority (subject to certain customary exceptions) lien and security interest in the following:
•	the equity interests of substantially all of the Company’s direct and indirect U.S. subsidiaries and 65% of the voting securities of certain first tier foreign subsidiaries; and

•	substantially all present and future property and assets, real and personal, tangible and intangible, of the Company and each guarantor, except for certain enumerated interests, and all proceeds and products of such property and assets.
     The Term Loan Facility matures on December 10, 2015. The Term Loan Facility will be repaid in equal quarterly installments in an amount equal to 1% per annum, with the balance due on the maturity date. The Revolving Loan Facility matures on December 10, 2013. All borrowings under the Revolving Loan Facility must be repaid in full upon maturity. Outstanding borrowings under the 2009 Senior Secured Credit Facility are prepayable without penalty. There are mandatory prepayments of principal in connection with (i) the incurrence of certain indebtedness, (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of 12 consecutive months, with customary reinvestment

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
provisions, and (iii) excess cash flow, which percentage will be based upon the Company’s leverage ratio during the relevant fiscal period.
     At the Company’s option, borrowings under the 2009 Senior Secured Credit Facility may be maintained from time to time as (a) Base Rate loans, which shall bear interest at the highest of (i) 1/2 of 1% in excess of the federal funds rate, (ii) the rate publicly announced by JPMorgan Chase Bank as its “prime rate” at its principal office in New York City, in effect from time to time and (iii) the LIBO Rate (as defined in the 2009 Senior Secured Credit Facility and adjusted for maximum reserves) for LIBOR-based loans with a one-month interest period plus 1.0%, in effect from time to time, in each case plus the applicable margin, or (b) LIBOR-based loans, which shall bear interest at the higher of (i) LIBO Rate (as defined in the 2009 Senior Secured Credit Facility and adjusted for maximum reserves), as determined by reference to the rate for deposits in dollars appearing on the Reuters Screen LIBOR01 Page for the respective interest period or other commercially available source designated by the administrative agent, and (ii) 2.00%, plus the applicable margin in effect from time to time. The applicable margin for the Term Loan Facility and the Revolving Loan Facility will be determined by reference to a leverage-based pricing grid set forth in the 2009 Senior Secured Credit Facility. In the case of the Term Loan Facility, the applicable margin will be (a) 3.25% for LIBOR-based loans and 2.25% for Base Rate loans if the Company’s leverage ratio is greater than or equal to 2.50 to 1, and (b) 3.00% for LIBOR-based loans and 2.00% for Base Rate loans if the Company’s leverage ratio is less than 2.50 to 1. In the case of the Revolving Loan Facility, the applicable margin will range from a maximum of 4.75% in the case of LIBOR-based loans and 3.75% in the case of Base Rate loans if the Company’s leverage ratio is greater than or equal to 4.00 to 1, and will step down in 0.25% increments to a minimum of 4.00% in the case of LIBOR-based loans and 3.00% in the case of Base Rate loans if the Company’s leverage ratio is less than 2.50 to 1. The applicable margin from the closing date of the 2009 Senior Secured Credit Facility through the delivery of the Company’s financial statements for the second fiscal quarter of 2010 will be (a) in the case of the Term Loan Facility, 3.25% and 2.25% for LIBOR-based loans and Base Rate loans, respectively, and (b) in the case of the Revolving Loan Facility, 4.50% and 3.50% for LIBOR-based loans and Base Rate loans, respectively.
     The 2009 Senior Secured Credit Facility requires the Company to comply with customary affirmative, negative and financial covenants. The 2009 Senior Secured Credit Facility requires that the Company maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization as computed pursuant to the 2009 Senior Secured Credit Facility), or leverage ratio. The interest coverage ratio covenant requires that the ratio of the Company’s EBITDA for the preceding four fiscal quarters to its consolidated total interest expense for such period shall not be less than a specified ratio for each fiscal quarter beginning with the fourth fiscal quarter of 2009. This ratio was 2.50 to 1 for the fourth fiscal quarter of 2009 and will increase over time until it reaches 3.25 to 1 for the third fiscal quarter of 2011 and thereafter. The leverage ratio covenant requires that the ratio of the Company’s total debt to EBITDA for the preceding four fiscal quarters will not be more than a specified ratio for each fiscal quarter beginning with the fourth fiscal quarter of 2009. This ratio was 4.50 to 1 for the fourth fiscal quarter of 2009 and will decline over time until it reaches 3.75 to 1 for the second fiscal quarter of 2011 and thereafter. The method of calculating all of the components used in the covenants is included in the 2009 Senior Secured Credit Facility.
     The 2009 Senior Secured Credit Facility also requires the Company to calculate excess cash flow (as computed pursuant to the 2009 Senior Secured Credit Facility) as of the end of each fiscal year and the Company may be required in certain circumstances to make mandatory prepayments of amounts outstanding under the Term Loan Facility as a result of such calculation. As a result of the excess cash flow calculation for 2009, the Company is required to prepay $57,188 million under the Term Loan Facility during the second quarter of 2010.
     The 2009 Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest after a stated grace period, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the 2009 Senior Secured Credit Facility).

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
8% Senior Notes
     On December 10, 2009, the Company issued $500,000 aggregate principal amount of the 8% Senior Notes. The 8% Senior Notes are senior unsecured obligations that rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness. The 8% Senior Notes bear interest at an annual rate equal to 8%. Interest is payable on the 8% Senior Notes on June 15 and December 15 of each year. The 8% Senior Notes will mature on December 10, 2016. The net proceeds from the sale of the 8% Senior Notes were approximately $480,000. As noted above, these proceeds, together with the proceeds from borrowings under the 2009 Senior Secured Credit Facility, were used to refinance borrowings under the 2006 Senior Secured Credit Facility, to repay all borrowings under the Second Lien Credit Facility and to pay fees and expenses relating to these transactions. The 8% Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
     The Company may redeem some or all of the notes prior to December 15, 2013 at a redemption price equal to 100% of the principal amount of 8% Senior Notes redeemed plus an applicable premium. The Company may redeem some or all of the 8% Senior Notes at any time on or after December 15, 2013 at a redemption price equal to the principal amount of the 8% Senior Notes plus a premium of 4% if redeemed during the 12-month period commencing on December 15, 2013, 2% if redeemed during the 12-month period commencing on December 15, 2014 and no premium if redeemed after December 15, 2015, as well as any accrued and unpaid interest as of the redemption date. In addition, at any time prior to December 15, 2012, the Company may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108% of the principal amount of the Notes redeemed with the net cash proceeds of certain equity offerings.
     The indenture governing the 8% Senior Notes contains customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in such indenture; failure to pay certain other indebtedness; failure to pay certain final judgments; failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.
Floating Rate Senior Notes
     On December 14, 2006, the Company issued $500,000 aggregate principal amount of the Floating Rate Senior Notes. The Floating Rate Senior Notes are senior unsecured obligations that rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness. The Floating Rate Senior Notes bear interest at an annual rate, reset semi-annually, equal to the London Interbank Offered Rate, or LIBOR, plus 3.375%. Interest is payable on the Floating Rate Senior Notes on June 15 and December 15 of each year. The Floating Rate Senior Notes will mature on December 15, 2014. The net proceeds from the sale of the Floating Rate Senior Notes were approximately $492,000. These proceeds, together with working capital, were used to repay in full the $500,000 outstanding under the Bridge Loan Facility. The Floating Rate Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries. The Company may redeem some or all of the Floating Rate Senior Notes at any time on or after December 15, 2008 at a redemption price equal to the principal amount of the Floating Rate Senior Notes plus a premium of 2% if redeemed during the 12-month period commencing on December 15, 2008, 1% if redeemed during the 12-month period commencing on December 15, 2009 and no premium if redeemed after December 15, 2010, as well as any accrued and unpaid interest as of the redemption date.
     The indenture governing the Floating Rate Senior Notes contains customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in such indenture; failure to pay certain other indebtedness; failure to pay certain final judgments; failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.
     The Company repurchased $2,945 of the Floating Rate Senior Notes for $2,788 resulting in a gain of $157 in 2009. The Company repurchased $6,320 of the Floating Rate Senior Notes for $4,354 resulting in a gain of $1,966 in 2008.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
Accounts Receivable Securitization Facility
     On November 27, 2007, the Company entered into the Accounts Receivable Securitization Facility, which initially provided for up to $250,000 in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. Under the terms of the Accounts Receivable Securitization Facility, the Company sells, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly-owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits that issue commercial paper in the short-term market and are not affiliated with the Company or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to the Company maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs. All of the proceeds from the Accounts Receivable Securitization Facility were used to make a prepayment of principal under the 2006 Senior Secured Credit Facility. On January 29, 2010, Receivables LLC gave notice to the agent and the managing agents under the Accounts Receivable Securitization Facility that, as permitted by the terms of the Accounts Receivable Securitization Facility, effective February 11, 2010, the amount of funding available under the Accounts Receivable Securitization Facility was being reduced from $250,000 to $150,000.
     Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. As of January 2, 2010, the Company had $100,000 outstanding under the Accounts Receivable Securitization Facility. The outstanding balance under the Accounts Receivable Securitization Facility is reported on the Consolidated Balance Sheet in the line “Current portion of debt.” Unless the conduits fail to fund, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. If the conduits fail to fund, the Accounts Receivable Securitization Facility would be funded through committed bank purchasers, and the interest rate payable at the Company’s option at the rate announced from time to time by JPMorgan as its prime rate or at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) plus the applicable margin in effect from time to time. The average blended interest rate for the outstanding balance as of January 2, 2010 was 2.80%.
     On March 16, 2009, the Company and Receivables LLC entered into Amendment No. 1 (“Amendment No. 1”) to the Accounts Receivable Securitization Facility. Prior to the execution of Amendment No. 1, the Accounts Receivable Securitization Facility contained the same leverage ratio and interest coverage ratio provisions as the 2006 Senior Secured Credit Facility, and Amendment No. 1 conformed these ratios to the ratios provided for in the 2006 Senior Secured Credit Facility as modified by an amendment to the 2006 Senior Secured Credit Facility that was also entered into in March 2009. Pursuant to Amendment No.1, the rate that would be payable to the conduit purchasers or the committed purchasers party to the Accounts Receivable Securitization Facility in the event of certain defaults was increased from 1% over the prime rate to 3% over the greatest of (i) the one-month LIBO rate plus 1%, (ii) the weighted average rates on federal funds transactions plus 0.5%, or (iii) the prime rate. Also pursuant to Amendment No. 1, several of the factors that contribute to the overall availability of funding were amended in a manner that would be expected to generally reduce the amount of funding that would be available under the Accounts Receivable Securitization Facility. Amendment No. 1 also provides for certain other amendments to the Accounts Receivable Securitization Facility, including changing the termination date for the Accounts Receivable Securitization Facility from November 27, 2010 to March 15, 2010, and requiring that Receivables LLC make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities.
     On April 13, 2009, the Company and Receivables LLC entered into Amendment No. 2 (“Amendment No. 2”) to the Accounts Receivable Securitization Facility. Pursuant to Amendment No. 2, several of the factors that

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
contribute to the overall availability of funding were amended in a manner would be expected to generally increase over time the amount of funding that would be available under the Accounts Receivable Securitization Facility as compared to the amount that would be available pursuant to Amendment No. 1. Amendment No. 2 also provides for certain other amendments to the Accounts Receivable Securitization Facility, including changing the termination date for the Accounts Receivable Securitization Facility from March 15, 2010 to April 12, 2010. In addition, HSBC Securities (USA) Inc. replaced JPMorgan Chase Bank, N.A. as agent under the Accounts Receivable Securitization Facility, PNC Bank, N.A. replaced JPMorgan Chase Bank, N.A. as a managing agent, and PNC Bank, N.A. and an affiliate of PNC Bank, N.A. replaced affiliates of JPMorgan Chase Bank, N.A. as a committed purchaser and a conduit purchaser, respectively.
     On August 17, 2009, the Company and HBI Receivables entered into Amendment No. 3 to the Accounts Receivable Securitization Facility, pursuant to which certain definitions were amended to clarify the calculation of certain ratios that impact reporting under the Accounts Receivable Securitization Facility.
     On December 10, 2009, the Company and Receivables LLC entered into Amendment No. 4 (“Amendment No. 4”) to the Accounts Receivable Securitization Facility. Prior to the execution of Amendment No. 4, the Accounts Receivable Securitization Facility contained the same leverage ratio and interest coverage ratio provisions as the 2006 Senior Secured Credit Facility. Amendment No. 4 conformed these ratios to the ratios provided for in the 2009 Senior Secured Credit Facility.
     On December 21, 2009, the Company and Receivables LLC entered into Amendment No. 5 (“Amendment No. 5”) to the Accounts Receivable Securitization Facility. Pursuant to Amendment No. 5, Receivables LLC was permitted to sell receivables from certain obligors back to the Company, and to cease purchasing receivables of these certain obligors from us in the future. Amendment No. 5 also provides for certain other amendments to the Accounts Receivable Securitization Facility, including changing the termination date for the Accounts Receivable Securitization Facility from April 12, 2010 to December 20, 2010. In addition, certain of the factors that contribute to the overall availability of funding were modified in a manner that, taken together, could result in a reduction in the amount of funding that will be available under the Accounts Receivable Securitization Facility. In connection with Amendment No. 5, certain fees were due to the managing agents and certain fees payable to the committed purchasers and the conduit purchasers were decreased.
     The Accounts Receivable Securitization Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio as required by the 2009 Senior Secured Credit Facility. As of January 2, 2010, the Company was in compliance with all financial covenants.
     The total amount of receivables used as collateral for the credit facility was $310,477 at January 2, 2010 and is reported on the Company’s Consolidated Balance Sheet in trade accounts receivable less allowances.
Future Principal Payments
     Future principal payments for all of the facilities described above are as follows: $164,688 due in 2010, $5,625 due in 2011, $7,500 due in 2012, $59,000 due in 2013, $498,235 due in 2014 and $1,157,187 thereafter.
Debt Issuance Costs
     The Company incurred $54,342 in capitalized debt issuance costs in connection with entering into of the 2009 Senior Secured Facility and the amendments to the 2006 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility in 2009. The Company incurred $69 and $3,266 in debt issuance costs in connection with entering into the amendments to the 2006 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility in 2008 and 2007, respectively. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from one to seven years. As of January 2, 2010, the net carrying value of unamortized debt issuance costs was $65,729 which is included in other noncurrent assets in the Consolidated Balance Sheet. The Company’s debt issuance cost amortization was $10,967, $6,032 and

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
$6,475 in 2009, 2008 and 2007, respectively.
     In 2009, the Company recognized charges of $20,634 in the “Other expense (income)” line of the Consolidated Statements of Income, which represents certain costs related to the issuance of the 2009 Senior Secured Facility and the amendments to the 2006 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility. The Company recognized $2,423 of losses on early extinguishment of debt in 2009 related to the prepayment of $140,250 on the 2006 Senior Secured Credit Facility.
     The Company recognized $1,332 of losses on early extinguishment of debt in 2008 which is comprised of a loss of $1,269 related to the prepayment of $125,000 on the 2006 Senior Secured Credit Facility and $63 related to the repurchase of $6,320 of Floating Rate Senior Notes. In 2007, the Company recognized $5,235 of losses on early extinguishment of debt related to prepayments of $425,000 on the 2006 Senior Secured Credit Facility.
(11) Accumulated Other Comprehensive Loss
     The components of accumulated other comprehensive loss are as follows:

		Net
		Unrealized
		Income			Accumulated
	Cumulative	(Loss)	Pension		Other
	Translation	on Cash Flows	and	Income	Comprehensive
	Adjustment	Hedges	Postretirement	Taxes	Loss
Balance at December 29, 2007	$9,230	$(17,894)	$(44,167)	$23,913	$(28,918)
Other comprehensive income (loss) activity	(29,463)	(63,501)	(301,282)	141,695	(252,551)

Balance at January 3, 2009	(20,233)	(81,395)	(345,449)	165,608	(281,469)
Other comprehensive income (loss) activity	18,966	46,219	12,763	(19,474)	58,474

Balance at January 2, 2010	$(1,267)	$(35,176)	$(332,686)	$146,134	$(222,995)

(12) Commitments and Contingencies
     The Company is a party to various pending legal proceedings, claims and environmental actions by government agencies. In accordance with the accounting rules for contingencies, the Company records a provision with respect to a claim, suit, investigation, or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to the particular matter. The recorded liabilities for these items were not material to the Consolidated Financial Statements of the Company in any of the years presented. Although the outcome of such items cannot be determined with certainty, the Company’s legal counsel and management are of the opinion that the final outcome of these matters will not have a material adverse impact on the consolidated financial position, results of operations or liquidity.
Operating Leases
     The Company leases certain buildings and equipment under agreements that are classified as operating leases. Rental expense under operating leases was $63,759, $53,072 and $47,366 in 2009, 2008 and 2007, respectively.
     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows: $49,047 in 2010, $40,450 in 2011, $30,923 in 2012, $22,770 in 2013, $20,591 in 2014 and $86,163 thereafter.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
     During 2009, the Company entered into a sale-leaseback transaction involving a manufacturing facility. The facility is being leased back over 22 months and is classified as an operating lease. The Company received net proceeds on the sale of $2,517, resulting in a deferred gain of $348 which will be amortized over the lease term.
     During 2008, the Company entered into sale-leaseback transactions involving two distribution centers and one manufacturing facility. The facilities are being leased back over terms ranging from one to four years and are classified as operating leases. The Company received net proceeds on the sales of $18,782, resulting in deferred gains of $6,317 which will be amortized over the lease terms.
License Agreements
     The Company is party to several royalty-bearing license agreements for use of third-party trademarks in certain of their products. The license agreements typically require a minimum guarantee to be paid either at the commencement of the agreement, by a designated date during the term of the agreement or by the end of the agreement period. When payments are made in advance of when they are due, the Company records a prepayment and amortizes the expense in the “Cost of sales” line of the Consolidated Statements of Income uniformly over the guaranteed period. For guarantees required to be paid at the completion of the agreement, royalties are expensed through “Cost of sales” as the related sales are made. Management has reviewed all license agreements and has concluded that there are no liabilities recorded at inception of the agreements.
     During 2009, 2008 and 2007, the Company incurred royalty expense of approximately $11,105, $11,709 and $11,583, respectively.
     Minimum amounts due under the license agreements are approximately $8,775 in 2010, $2,644 in 2011, $1,296 in 2012, $60 in 2013 and $60 in 2014. In addition to the minimum guaranteed amounts under license agreements, in 2007 the Company entered into a partnership agreement which included a minimum fee of $6,300 for each year from 2008 through 2017.
(13) Intangible Assets and Goodwill
 (a) Intangible Assets
     The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

		Accumulated	Net Book
	Gross	Amortization	Value
Year ended January 2, 2010:
Intangible assets subject to amortization:
Trademarks and brand names	$192,440	$77,146	$115,294
Computer software	56,356	35,436	20,920

	$248,796	$112,582

Net book value of intangible assets			$136,214

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

		Accumulated	Net Book
	Gross	Amortization	Value
Year ended January 3, 2009:
Intangible assets subject to amortization:
Trademarks and brand names	$192,857	$72,766	$120,091
Computer software	55,556	28,204	27,352

	$248,413	$100,970

Net book value of intangible assets			$147,443

     The amortization expense for intangibles subject to amortization was $12,443, $12,019 and $6,205 for 2009, 2008 and 2007, respectively. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $11,620 in 2010, $8,876 in 2011, $8,484 in 2012, $8,201 in 2013 and $7,782 in 2014. There was no impairment of trademarks in any of the periods presented.
(b) Goodwill
     During 2008, the Company completed two business acquisitions: a sewing operation in Thailand and an embroidery and screen-printing production operation in Honduras, that resulted in the recognition of goodwill of $3,665 and $3,797, respectively.
     During 2007, the Company completed two business acquisitions in El Salvador: a textile manufacturing operation and a sheer hosiery manufacturing company, that resulted in the recognition of goodwill of $27,293 and $1,517, respectively. The Company recognized $4,115 of additional goodwill for these acquisitions in 2008 upon completion of final purchase price allocations.
     None of the preceding business acquisitions were determined by the Company to be material, individually or in the aggregate. As a result, the disclosures and supplemental pro forma information required by SFAS 141 are not presented.
     Goodwill and the changes in those amounts during the period are as follows:

				Direct to
	Innerwear	Outerwear	Hosiery	Consumer	International	Total
Net book value at December 29, 2007	$211,209	$62,711	$23,219	$255	$13,031	$310,425
Acquisitions of businesses	8,520	1,103	1,954	—	—	11,577

Net book value at January 3, 2009	219,729	63,814	25,173	255	13,031	322,002

Net book value at January 2, 2010	$219,729	$63,814	$25,173	$255	$13,031	$322,002

     There has been no impairment of goodwill.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
(14) Financial Instruments and Risk Management
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
     The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The fair value is based upon either market quotes for actively traded instruments or independent bids for nonexchange traded instruments. The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions to the hedged risk. On the date the derivative is entered into, the Company designates the derivative as a fair value hedge, cash flow hedge, net investment hedge or a mark to market hedge, and accounts for the derivative in accordance with its designation. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in the respective measurement period. The Company currently does not have any fair value or net investment hedge instruments.
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
Mark to Market Hedges — Intercompany Foreign Exchange Transactions
     The Company uses foreign exchange derivative contracts to reduce the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. Mark to market hedge derivatives relating to intercompany foreign exchange contracts are reported in the Consolidated Statements of Cash Flows as cash flow from operating activities. The table below summarizes the U.S. dollar equivalent of commitments to purchase and sell foreign currencies in the Company’s foreign currency mark to market hedge derivative portfolio using the exchange rate at the reporting date as of January 2, 2010 and January 3, 2009.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	January 2,	January 3,
	2010	2009
Foreign currency bought (sold):
Canadian dollar	$—	$40,537
Canadian dollar	(3,420)	—
Japanese yen	(863)	—
European euro	(2,650)	(18,181)
European euro	1,732	5,347
Mexican peso	(38,028)	(11,310)
Mexican peso	14,061	—
Cash Flow Hedges
     A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is designated as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in the “Accumulated other comprehensive loss” line of the Consolidated Balance Sheets. When the impact of the hedged item is recognized in the income statement, the gain or loss included in accumulated other comprehensive loss is reported on the same line in the Consolidated Statements of Income as the hedged item.
Cash Flow Hedges — Interest Rate Derivatives
     The Company has executed in the past certain interest rate cash flow hedges in the form of swaps and caps in order to mitigate the Company’s exposure to variability in cash flows for the future interest payments on a designated portion of floating rate debt. The effective portion of interest rate hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying debt interest payments are recognized. Interest rate cash flow hedge derivatives are reported as a component of interest expense and therefore are reported as cash flow from operating activities similar to the manner in which cash interest payments are reported in the Consolidated Statements of Cash Flows.
Cash Flow Hedges — Foreign Currency Derivatives
     The Company uses forward exchange and option contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated transactions, foreign currency-denominated investments, and other known foreign currency exposures. Gains and losses on these contracts are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The effective portion of foreign exchange hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. The settlement of foreign exchange hedge derivative contracts related to the purchase of inventory or other hedged items are reported in the Consolidated Statements of Cash Flows as cash flow from operating activities.
     Historically, the principal currencies hedged by the Company include the Euro, Mexican peso, Canadian dollar and Japanese yen. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. The table below summarizes the U.S. dollar equivalent of commitments to purchase and sell foreign currencies in the Company’s foreign currency cash flow hedge derivative portfolio using the exchange rate at the reporting date as of January 2, 2010 and January 3, 2009.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	January 2,	January 3,
	2010	2009
Foreign currency bought (sold):
Canadian dollar	$(32,955)	$(29,430)
Japanese yen	(12,526)	(7,839)
European euro	—	(7,568)
Mexican peso	(16,307)	—
Cash Flow Hedges — Commodity Derivatives
     Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. From time to time, the Company uses commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedge instrument. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The effective portion of commodity hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. The settlement of commodity hedge derivative contracts related to the purchase of inventory is reported in the Consolidated Statements of Cash Flows as cash flow from operating activities. There were no amounts outstanding under cotton futures or cotton option contracts at January 2, 2010 and January 3, 2009.
Fair Values of Derivative Instruments
     The fair values of derivative financial instruments recognized in the Consolidated Balance Sheets of the Company were as follows:

		Fair Value
		January 2,	January 3,
	Balance Sheet Location	2010	2009
Derivative assets — hedges
Interest rate contracts	Other current assets	$—	$46
Foreign exchange contracts	Other current assets	407	1,209

Total derivative assets — hedges		407	1,255

Derivative assets — non-hedges
Foreign exchange contracts	Other current assets	207	3,286

Total derivative assets		$614	$4,541

Derivative liabilities — hedges
Interest rate contracts	Accrued liabilities	$—	$(6,084)
Interest rate contracts	Other noncurrent liabilities	—	(76,927)
Foreign exchange contracts	Accrued liabilities	(107)	(1,347)

Total derivative liabilities — hedges		(107)	(84,358)

Derivative liabilities — non-hedges
Foreign exchange contracts	Accrued liabilities	(432)	(533)

Total derivative liabilities		$(539)	$(84,891)

Net derivative liability		$75	$(80,350)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
Net Derivative Gain or Loss
     The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

	Amount of Gain (Loss) Recognized in
	Accumulated Other Comprehensive Loss
	(Effective Portion)
		Year Ended

	January 2,	January 3,	December 29,
	2010	2009	2007
Interest rate contracts	$20,559	$(66,088)	$(16,357)
Foreign exchange contracts	(1,560)	756	(920)
Commodity contracts	—	(208)	(1,212)

Total	$18,999	$(65,540)	$(18,489)

	Amount of Gain (Loss) Reclassified from
	Accumulated Other Comprehensive Loss into			Location of Gain (Loss)
	Income (Effective Portion)			Reclassified from
		Year Ended		Accumulated Other

	January 2,	January 3,	December 29,	Comprehensive Loss into
	2010	2009	2007	Income (Effective Portion)
Interest rate contracts	$(1,820)	$(1,176)	$(717)	Interest expense, net
Interest rate contracts	(26,029)	—	—	Other income (expense)
Foreign exchange contracts	721	(2,025)	(6)	Cost of sales
Commodity contracts	(95)	473	(6,464)	Cost of sales

Total	$(27,223)	$(2,728)	$(7,187)

     As disclosed in Note 10, in connection with the amendment and restatement of the 2006 Senior Secured Credit Facility and repayment of the Second Lien Credit Facility in December 2009, all outstanding interest rate hedging instruments which were hedging these underlying debt instruments along with the interest rate hedge instrument related to the Floating Rate Senior Notes were settled for $62,256, of which $40,391 was paid in December 2009 and the remaining $21,865 was included in the “Accounts Payable” line of the Consolidated Balance Sheet at January 2, 2010. The amounts deferred in Accumulated Other Comprehensive Loss associated with the 2006 Senior Secured Credit Facility and Second Lien Credit Facility were released to earnings as the underlying forecasted interest payments were no longer probable of occurring, which resulted in recognition of losses totaling $26,029 that are included in the “Other Expense (Income)” line of the Consolidated Statement of Income. The amounts deferred in Accumulated Other Comprehensive Loss associated with the Floating Rate Senior Notes interest rate hedge were frozen at the termination date and will be amortized over the original remaining term of the interest rate hedge instrument. The unamortized balance in Accumulated Other Comprehensive Loss was $34,817 as of January 2, 2010. In the first quarter of 2010, the Company entered into two interest rate caps to hedge the risks associated with fluctuations in the 6-month LIBOR rate for the Floating Rate Senior Notes. The terms of the interest rate caps include: a total notional amount of $490,735, consisting of $240,735 and $250,000, respectively, an expiration date of December 2011, and a capped 6-month LIBOR interest rate of 4.26%.
     The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated Other Comprehensive Loss of approximately $18,660 as a result of terminating a swap in December 2009 with respect to which the underlying hedged item still exists as of January 2, 2010.
     The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income. The Company recognized gains (losses) related to ineffectiveness of hedging relationships in 2009 of $161, consisting of $152 for

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
interest rate contracts and $9 for foreign exchange contracts. The Company recognized gains (losses) related to ineffectiveness of hedging relationships in 2008 of $(323), consisting of $(149) for interest rate contracts and $(174) for foreign exchange contracts. The Company recognized gains (losses) related to ineffectiveness of hedging relationships in 2007of $80, consisting of $10 for interest rate contracts and $70 for foreign exchange contracts.
     The effect of mark to market hedge derivative instruments on the Consolidated Statements of Income is as follows:

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss)		Year Ended
	Recognized in Income	January 2,	January 3,	December 29,
	on Derivative	2010	2009	2007
Foreign exchange	Selling, general and
contracts	administrative expenses	$3,846	$(6,691)	$(451)

Total		$3,846	$(6,691)	$(451)

(15) Fair Value of Assets and Liabilities
     Fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. A three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is utilized for disclosing the fair value of the Company’s assets and liabilities. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.
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
     The Company primarily applies the market approach for commodity derivatives and for all defined benefit plan investment assets, and the income approach for interest rate and foreign currency derivatives for recurring fair value measurements and attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The determination of fair values incorporates various factors that include not only the credit standing of the counterparties involved and the impact of credit enhancements, but also the impact of the Company’s nonperformance risk on its liabilities. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.
     As of January 2, 2010 and January 3, 2009, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates and pension defined benefit pension plan investment assets. The fair values of cotton derivatives are determined based on quoted prices in public markets and are categorized as

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
Level 1. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. The fair values of defined benefit pension plan investments include: U.S. equity securities, certain foreign equity securities and debt securities that are determined based on quoted prices in public markets categorized as Level 1, certain foreign equity securities and debt securities that are determined based on inputs readily available in public markets or can be derived from information available in publicly quoted markets categorized as Level 2, and investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists that are classified as Level 3. There were no changes during 2009 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. The hedge fund of funds and real estate investments have varying redemption terms of monthly, quarterly and annually, and have required notification periods ranging from 45 to 90 days.
     As of January 2, 2010, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.
     The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of January 2, 2010
	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Defined benefit pension plan investment assets:
Hedge fund of funds	$—	$—	$255,212
U.S. equity securities	143,603	—	—
Foreign equity securities	37,815	26,978	—
Debt securities	4,775	108,839	—
Real estate	—	—	19,990
Cash and other	15,378	—	—

	201,571	135,817	275,202
Derivative contracts, net	—	75	—

Total	$201,571	$135,892	$275,202

Assets (Liabilities) at Fair Value as of January 3, 2009
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Derivative contracts, net	$—	$(80,350)	$—

Total	$—	$(80,350)	$—

     The table below sets forth a summary of changes in the fair value of the Level 3 investment assets in 2009.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	Hedge fund of
	funds	Real estate
Balance at January 3, 2009	$242,060	$27,975
Actual return on assets	33,152	(7,985)
Sale of assets	(20,000)	—

Balance at January 2, 2010	$255,212	$19,990

Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of January 2, 2010 and January 3, 2009. The fair value of debt was $1,881,868 and $1,753,885 as of January 2, 2010 and January 3, 2009 and had a carrying value of $1,892,235 and $2,176,547, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable approximated fair value as of January 2, 2010 and January 3, 2009, primarily due to the short-term nature of these instruments.
(16) Defined Benefit Pension Plans
     Effective as of January 1, 2006, the Company created the Hanesbrands Inc. Pension and Retirement Plan, a new frozen defined benefit plan to receive assets and liabilities accrued under the Sara Lee Pension Plan that are attributable to current and former Company employees. In connection with the spin off on September 5, 2006, the Company assumed Sara Lee’s obligations under the Sara Lee Corporation Consolidated Pension and Retirement Plan, the Sara Lee Supplemental Executive Retirement Plan, the Sara Lee Canada Pension Plans and certain other plans that related to the Company’s current and former employees and assumed other Sara Lee retirement plans covering only Company employees. The Company also assumed two noncontributory defined benefit plans, the Playtex Apparel, Inc Pension Plan (the “Playtex Plan”) and the National Textiles, L.L.C. Pension Plan (the “National Textiles Plan”).
     Effective August 31, 2009, the Company merged the Playtex Plan and the National Textiles Plan into the Hanesbrands Inc. Pension and Retirement Plan, which was renamed the Hanesbrands Inc. Pension Plan (the “Hanesbrands Pension Plan”).
     During 2007, the Company completed the separation of its pension plan assets and liabilities from those of Sara Lee in accordance with governmental regulations, which resulted in a higher total amount of pension plan assets being transferred to the Company than originally was estimated prior to the spin off. Prior to spin off, the fair value of plan assets included in the annual valuations represented a best estimate based upon a percentage allocation of total assets of the Sara Lee trust. The separation resulted in a reduction to pension liabilities of approximately $74,000 with a corresponding credit to additional paid-in capital and resulted in a decrease of approximately $6,000 to pension expense in 2007.
     The annual cost (income) incurred by the Company for these defined benefit plans in 2009, 2008 and 2007, was $21,293, $(11,801) and $(3,390), respectively.
     The components of net periodic benefit cost and other amounts recognized in other comprehensive loss of the Company’s noncontributory defined benefit pension plans were as follows:

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Service cost	$1,198	$1,136	$1,446
Interest cost	50,755	51,412	49,494
Expected return on assets	(39,832)	(64,549)	(55,588)
Asset allocation	—	—	(1,867)
Settlement cost	—	—	345
Amortization of:
Prior service cost	26	39	43
Net actuarial loss	9,146	161	2,737

Net periodic benefit cost (income)	$21,293	$(11,801)	$(3,390)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	$(11,947)	$300,127	$(61,162)
Prior service cost	(26)	(140)	—

Total recognized in other comprehensive loss (income)	(11,973)	299,987	(61,162)

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$9,320	$288,186	$(64,552)

     The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 are $8,628 and $26, respectively.
     The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	January 2,	January 3,
	2010	2009

Accumulated benefit obligation:
Beginning of year	$854,414	$837,416
Service cost	1,198	1,136
Interest cost	50,755	51,412
Benefits paid	(57,782)	(54,318)
Plan curtailment	—	1,123
Impact of exchange rate change	2,711	(4,367)
Settlements	(5,394)	—
Actuarial loss	53,306	22,012

End of year	899,208	854,414

Fair value of plan assets:
Beginning of year	564,705	834,214
Actual return on plan assets	92,805	(213,491)
Employer contributions	16,052	3,702
Benefits paid	(57,782)	(54,319)
Settlements	(5,744)	—
Impact of exchange rate change	2,554	(5,401)

End of year	612,590	564,705

Funded status	$(286,618)	$(289,709)

     The total accumulated benefit obligation and the accumulated benefit obligation and fair value of plan assets for the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	January 2,	January 3,
	2010	2009

Accumulated benefit obligation	$899,208	$854,414
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	898,997	854,414
Fair value of plan assets	612,317	564,705
     Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	January 2,	January 3,
	2010	2009
Noncurrent assets	$51	$—
Current liabilities	(3,591)	(2,919)
Noncurrent liabilities	(283,078)	(286,790)
Accumulated other comprehensive loss	(332,370)	(344,343)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
     Amounts recognized in accumulated other comprehensive loss consist of:

	January 2,	January 3,
	2010	2009
Prior service cost	$165	$191
Actuarial loss	332,205	344,152

	$332,370	$344,343

     Accrued benefit costs related to the Company’s defined benefit pension plans are reported in the “Other noncurrent assets”, “Accrued liabilities — Payroll and employee benefits” and “Pension and postretirement benefits” lines of the Consolidated Balance Sheets.
(a) Measurement Date and Assumptions
     A December 31 measurement date is used to value plan assets and obligations for the pension plans. In determining the discount rate, the Company utilizes, as a general benchmark, the single discount rate equivalent to discounting the expected cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date. The expected long-term rate of return on plan assets was based on the Company’s investment policy target allocation of the asset portfolio between various asset classes and the expected real returns of each asset class over various periods of time. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the periods presented were as follows:

	January 2,	January 3,	December 29,
	2010	2009	2007
Net periodic benefit cost:
Discount rate	6.11%	6.34%	5.80%
Long-term rate of return on plan assets	7.41	8.03	7.59
Rate of compensation increase (1)	3.38	3.63	3.63
Plan obligations:
Discount rate	5.78%	6.11%	6.34%
Rate of compensation increase (1)	3.70	3.38	3.63

(1)	The compensation increase assumption applies to the non domestic plans and portions of the Hanesbrands nonqualified retirement plans, as benefits under these plans were not frozen at January 2, 2010, January 3, 2009 and December 29, 2007.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
(b) Plan Assets, Expected Benefit Payments, and Funding
     The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	January 2,	January 3,
	2010	2009
Asset category:
Hedge fund of funds	42%	43%
U.S. equity securities	23	22
Debt securities	19	20
Foreign equity securities	11	9
Real estate	3	5
Cash and other	2	1
     The Company’s asset strategy and primary investment objective are to maximize the principal value of the plan assets to meet current and future benefit obligations to plan participants and their beneficiaries. To accomplish this goal, the assets of the plan are broadly diversified to protect against large investment losses and to reduce the likelihood of excessive volatility of returns. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, third-party investment management firms with complementary investment styles and philosophies to implement these allocations. The Company has established a target asset allocation based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical data, prospective capital market returns and forecasted liabilities of the plans. The target asset allocation approximates the actual asset allocation as of January 2, 2010. In addition to volatility protection, diversification enables the assets of the plan the best opportunity to provide adequate returns in order to meet the Company’s investment return objectives. These objectives include, over a rolling five-year period, to achieve a total return which exceeds the required actuarial rate of return for the plan and to outperform a passive portfolio, consisting of a similar asset allocation.
     The Company utilizes market data or assumptions that market participants would use in pricing the pension plan assets. Effective January 2, 2010, the Company has adopted new pension disclosure rules. In accordance with these rules, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is utilized for disclosing the fair value of the Company’s pension plan assets. At January 2, 2010, the Company had $201,571 classified as Level 1 assets, $135,817 classified as Level 2 assets and $275,202 classified as Level 3 assets. The Level 1 assets consisted primarily of U.S. equity securities, debt securities, certain foreign equity securities and cash and cash equivalents, Level 2 assets consisted primarily of debt securities and certain foreign equity securities, and Level 3 assets consisted primarily of hedge fund of funds and real estate investments. Refer to Note 15 for the Company’s complete disclosure of the fair value of pension plan assets.
     In September 2009, the Company entered into an agreement with the Pension Benefit Guaranty Corporation (the “PBGC”) under which the Company agreed to contribute $7,000 in 2009 and $6,816 in 2010. The Company is not required to make any other contributions to the pension plans in 2010. Expected benefit payments are as follows: $54,223 in 2010, $52,632 in 2011, $52,721 in 2012, $52,700 in 2013, $55,602 in 2014 and $283,598 thereafter.
(17) Postretirement Healthcare and Life Insurance Plans
     On December 1, 2007 the Company effectively terminated all retiree medical coverage. A gain on curtailment of $32,144 is recorded in the Consolidated Statement of Income for the year ended December 29, 2007, which represents the final settlement of the retirement plan.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
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
     The postretirement plan expense (income) incurred by the Company for these postretirement plans for 2009, 2008 and 2007 is $504, $386 and $(5,410), respectively.
     The components of the Company’s postretirement healthcare and life insurance plans were as follows:

	January 2,	January 3,	December 29,
	2010	2009	2007
Service costs	$—	$—	$256
Interest cost	480	393	835
Expected return on assets	—	(7)	(7)
Amortization of:
Transition asset	—	—	(62)
Prior service cost	—	—	(7,380)
Net actuarial loss	24	—	948

Net periodic benefit (income) cost	$504	$386	$(5,410)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain) loss	$(766)	$1,298	$(191)
Recognition of settlement of healthcare plan	(24)	—	(32,144)

Total recognized loss (gain) in other comprehensive income	(790)	1,298	(32,335)

Total recognized in net periodic benefit cost and other comprehensive loss	$(286)	$1,684	$(37,745)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
     The funded status of the Company’s postretirement healthcare and life insurance plans at the respective year end was as follows:

	January 2, 2010	January 3, 2009
Accumulated benefit obligation:
Beginning of year	$7,949	$6,598
Interest cost	480	393
Benefits paid	(140)	(175)
Actuarial (gain) loss	(766)	1,133

End of year	7,523	7,949

Fair value of plan assets:
Beginning of year	—	173
Actual return on plan assets	—	(173)
Employer contributions	140	166
Benefits paid	(140)	(166)

End of year	—	—

Funded status and accrued benefit cost recognized	$(7,523)	$(7,949)

Amounts recognized in the Company’s Consolidated Balance Sheet consist of:
Current liabilities	$(571)	$(645)
Noncurrent liabilities	(6,952)	(7,304)

	$(7,523)	$(7,949)

Amounts recognized in accumulated other comprehensive loss consist of:

Actuarial loss	$316	$1,106

     Accrued benefit costs related to the Company’s postretirement healthcare and life insurance plans are reported in the “Accrued liabilities — Payroll and employee benefits” and “Pension and postretirement benefits” lines of the Consolidated Balance Sheets.
(a) Measurement Date and Assumptions
     A December 31 measurement date is used to value plan assets and obligations for the postretirement plans. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the plans at the respective measurement dates were as follows:

	January 2,	January 3,	December 29,
	2010	2009	2007
Net periodic benefit cost:
Discount rate	6.30%	6.20%	6.20%
Long-term rate of return on plan assets	3.70	3.70	3.70
Plan obligations:
Discount rate	5.50%	6.30%	6.20%

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
(b) Contributions and Benefit Payments
     The Company expects to make a contribution of $586 in 2010. Expected benefit payments are as follows: $586 in 2010, $589 in 2011, $591 in 2012, $591 in 2013, $590 in 2014 and $2,865 thereafter.
(18) Income Taxes
     The provision for income tax computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Income before income tax expense:
Domestic	(142.8)%	0.6%	6.0%
Foreign	242.8	99.4	94.0

	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes	(3.4)	0.6	0.6
Tax on remittance of foreign earnings	33.9	1.5	10.8
Foreign taxes less than U.S. statutory rate	(46.4)	(16.3)	(15.3)
Change in state effective tax rate	(14.1)	—	—
Employee benefits	10.6	0.6	0.5
Change in valuation allowance	(9.9)	2.1	1.6
Other, net	6.3	(1.5)	(1.7)

Taxes at effective worldwide tax rates	12.0%	22.0%	31.5%

     Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended January 2, 2010
Domestic	$—	$6,727	$6,727
Foreign	15,783	(9,503)	6,280
State	362	(6,376)	(6,014)

	$16,145	$(9,152)	$6,993

Year ended January 3, 2009
Domestic	$13,531	$(3,672)	$9,859
Foreign	20,285	4,264	24,549
State	3,497	(2,037)	1,460

	$37,313	$(1,445)	$35,868

Year ended December 29, 2007
Domestic	$452	$22,327	$22,779
Foreign	23,471	4,780	28,251
State	6,007	962	6,969

	$29,930	$28,069	$57,999

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Cash payments for income taxes	$15,163	$32,767	$20,562
     Cash payments above represent cash tax payments made by the Company primarily in foreign jurisdictions.
     The deferred tax assets and liabilities at the respective year-ends were as follows:

	January 2,	January 3,
	2010	2009
Deferred tax assets:
Nondeductible reserves	$10,962	$15,269
Inventories	84,964	94,803
Property and equipment	6,266	7,076
Intangibles	156,696	155,248
Bad debt allowance	13,170	12,439
Accrued expenses	11,590	20,507
Employee benefits	160,671	166,120
Tax credits	11,312	1,903
Net operating loss and other tax carryforwards	40,192	21,527
Derivatives	13,976	31,614
Other	6,275	2,796

Gross deferred tax assets	516,074	529,302
Less valuation allowances	(21,556)	(23,727)

Deferred tax assets	494,518	505,575

Deferred tax liabilities:
Prepaids	2,718	3,443

Deferred tax liabilities	2,718	3,443

Net deferred tax assets	$491,800	$502,132

     The valuation allowance for deferred tax assets as of January 2, 2010 and January 3, 2009 was $21,556 and $23,727, respectively. The net change in the total valuation allowance for 2009 was $(2,171) which, including foreign currency fluctuations, consisted of a release of $(6,816) related to favorable financial performance in certain foreign jurisdictions partially offset by foreign loss carryforwards generated. The net change in the total valuation allowance for 2008 was $7,735 which consisted of foreign loss carryforwards generated and foreign currency fluctuations. The net change in the total valuation allowance for 2007 was $1,401 which, including foreign currency fluctuations, consisted of $2,082 of foreign loss carryforward additions partially offset by reductions to foreign goodwill of $(681).
     The valuation allowance at January 2, 2010 relates to deferred tax assets established for foreign loss carryforwards of $21,556. The valuation allowance at January 3, 2009 relates in part to deferred tax assets established for foreign loss carryforwards of $21,527 and to foreign goodwill of $2,200.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.
     At January 2, 2010, the Company has total net operating loss carryforwards of approximately $220,244, consisting of $20,822 for federal, $92,102 for foreign, and $107,320 for state, which will expire as follows:

Fiscal Year:
2010	$2,114
2011	3,377
2012	3,739
2013	10,055
2014	9,567
Thereafter	191,392
     At January 2, 2010, the Company had tax credit carryforwards totaling $11,312 which expire after 2019.
     At January 2, 2010, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. If these earnings had not been permanently reinvested, deferred taxes of approximately $158,000 would have been recognized in the Consolidated Financial Statements.
     The Company adopted new accounting rules in 2007 which resulted in no adjustment to the liability for unrecognized income tax benefits as of the beginning of 2007. Although it is not reasonably possible to estimate the amount by which these unrecognized tax benefits may increase or decrease within the next twelve months due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company currently expects a reduction of $3,268 for unrecognized tax benefits accrued at January 2, 2010 within the next twelve months.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 29, 2007	$13,617
Additions based on tax positions related to the current year	11,502
Additions for tax positions of prior years	513
Reductions for tax positions of prior years	(450)
Settlements	—

Balance at January 3, 2009	$25,182
Additions based on tax positions related to the current year	12,677
Additions for tax positions of prior years	2,520
Reductions for tax positions of prior years	(450)
Settlements	—

Balance at January 2, 2010	$39,929

     Included in unrecognized tax benefits are $25,869 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $1,010, $647 and $720 for interest and penalties classified as income tax expense in the Consolidated Statement of Income for 2009, 2008, and 2007, respectively. At January 2, 2010 and January 3, 2009, the Company had a total of $2,377 and $1,367, respectively, of interest and penalties accrued

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
related to unrecognized tax benefits.
     The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. The tax years subject to examination vary by jurisdiction. At January 2, 2010, all tax years since the spin off from Sara Lee remain subject to examination. The Company regularly assesses the outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to any potential assessments.
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
     Based on the Company’s computation of the final amount of deferred taxes for the Company’s opening balance sheet as of September 6, 2006, the amount that is expected to be collected from Sara Lee based on the Company’s computation of $72,223, which reflects a preliminary cash installment received from Sara Lee of $18,000, is included as a receivable in Other current assets in the Consolidated Balance Sheet as of January 2, 2010 and January 3, 2009. The Company and Sara Lee have exchanged information in connection with this matter, but Sara Lee has disagreed with the Company’s computation. In accordance with the dispute resolution provisions of the tax sharing agreement, on August 3, 2009, the Company submitted the dispute to binding arbitration. The arbitration process is ongoing, and the Company will continue to prosecute its claim. The Company does not believe that the resolution of this dispute will have a material impact on the Company’s financial position, results of operations or cash flows.
(19) Stockholders’ Equity
     The Company is authorized to issue up to 500,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and the Company’s board of directors may, without stockholder approval, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At January 2, 2010 and January 3, 2009, 95,397 and 93,520 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding. Included within the 50,000 shares of preferred stock, 500 shares are designated Junior Participating Preferred Stock, Series A (the “Series A Preferred Stock”) and reserved for issuance upon the exercise of rights under the rights agreement described below.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
     On February 1, 2007, the Company announced that the Board of Directors granted authority for the repurchase of up to 10,000 shares of the Company’s common stock. Share repurchases are made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for our company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. Since inception of the program, the Company has purchased 2,800 shares of common stock at a cost of $74,747 (average price of $26.33). The primary objective of the share repurchase program is to reduce the impact of dilution caused by the exercise of options and vesting of stock unit awards.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
(20) Business Segment Information
     During the fourth quarter of 2009, as the Company sought to drive more outerwear sales through its retail operations by expanding its Hanes and Champion offerings, the Company made the decision to change its internal organizational structure so that its retail operations, previously included in the Innerwear segment, would be a separate “Direct to Consumer” segment. As a result, the Company’s operations are managed and reported in six operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Hosiery, Direct to Consumer, International and Other. Certain other insignificant changes between segments have been reflected in the segment disclosures to conform to the current organizational structure. These segments are organized principally by product category, geographic location and distribution channel. Management of each segment is responsible for the operations of these segments’ businesses but shares a common supply chain and media and marketing platforms.
     The types of products and services from which each reportable segment derives its revenues are as follows:
•	Innerwear sells basic branded products that are replenishment in nature under the product categories of women’s intimate apparel, men’s underwear, kids’ underwear and socks.

•	Outerwear sells basic branded products that are seasonal in nature under the product categories of casualwear and activewear.

•	Hosiery sells products in categories such as pantyhose and knee highs.

•	Direct to Consumer includes the Company’s value-based (“outlet”) stores and Internet operations which sell products from the Company’s portfolio of leading brands. The Company’s Internet operations are supported by its catalogs.

•	International relates to the Latin America, Asia, Canada, Europe and South America geographic locations which sell products that span across the Innerwear, Outerwear and Hosiery reportable segments.

•	Other is primarily comprised of sales of yarn to third parties in the United States and Latin America in order to maintain asset utilization at certain manufacturing facilities and are intended to generate approximate break even margins.
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

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Net sales:
Innerwear	$1,833,616	$1,947,167	$2,100,554
Outerwear	1,051,735	1,196,155	1,256,214
Hosiery	185,710	217,391	251,731
Direct to Consumer	369,739	370,163	360,500
International	437,804	496,170	448,618
Other	12,671	21,724	56,920

Total net sales	$3,891,275	$4,248,770	$4,474,537

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Segment operating profit (loss):
Innerwear	$234,352	$223,420	$242,132
Outerwear	53,050	66,149	67,340
Hosiery	61,070	68,696	74,636
Direct to Consumer	37,178	44,541	57,489
International	44,688	64,349	57,820
Other	(2,164)	328	(1,333)

Total segment operating profit	428,174	467,483	498,084
Items not included in segment operating profit (loss):
General corporate expenses	(75,127)	(45,177)	(52,271)
Amortization of trademarks and other identifiable intangibles	(12,443)	(12,019)	(6,205)
Gain on curtailment of postretirement benefits	—	—	32,144
Restructuring	(53,888)	(50,263)	(43,731)
Inventory write-offs included in cost of sales	(4,135)	(18,696)	—
Accelerated depreciation included in cost of sales	(8,641)	(23,862)	(36,912)
Accelerated depreciation included in selling, general and administrative expenses	(3,084)	14	(2,540)

Total operating profit	270,856	317,480	388,569
Other (expense) income	(49,301)	634	(5,235)
Interest expense, net	(163,279)	(155,077)	(199,208)

Income before income tax expense	$58,276	$163,037	$184,126

	January 2,	January 3,
	2010	2009
Assets:
Innerwear	$1,101,632	$1,207,971
Outerwear	707,118	828,706
Hosiery	83,662	87,518
Direct to Consumer	80,243	77,687
International	221,504	201,957
Other	1,622	5,985

	2,195,781	2,409,824
Corporate (1)	1,130,783	1,124,225

Total assets	$3,326,564	$3,534,049

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Depreciation and amortization expense:
Innerwear	$36,328	$39,949	$40,545
Outerwear	21,988	25,092	25,346
Hosiery	3,831	5,778	9,157
Direct to Consumer	5,621	3,713	2,335
International	2,071	2,288	4,432
Other	169	802	1,645

	70,008	77,622	83,460
Corporate	26,747	37,523	48,216

Total depreciation and amortization expense	$96,755	$115,145	$131,676

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Additions to long-lived assets:
Innerwear	$49,061	$70,808	$33,509
Outerwear	59,048	84,412	28,025
Hosiery	711	781	1,914
Direct to Consumer	8,914	11,152	4,212
International	1,504	2,693	1,951
Other	16	46	693

	119,254	169,892	70,304
Corporate	7,571	17,065	26,322

Total additions to long-lived assets	$126,825	$186,957	$96,626

(1)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.
     Sales to Wal-Mart, Target and Kohl’s were substantially in the Innerwear and Outerwear segments and represented 27%, 17% and 7% of total sales in 2009, respectively.
     Worldwide sales by product category for Innerwear, Outerwear, Hosiery and Other were $2,395,056, $1,238,806, $244,742 and $12,671, respectively, in 2009.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
(21) Geographic Area Information

	Years Ended or at
	January 2, 2010		January 3, 2009		December 29, 2007
		Long-Lived		Long-Lived		Long-Lived
	Sales	Assets	Sales	Assets	Sales	Assets
United States	$3,447,751	$185,821	$3,748,382	$237,841	$4,013,738	$312,310
Mexico	65,832	1,672	68,453	7,097	73,427	12,527
Central America and the Caribbean Basin	10,419	260,564	13,550	232,625	26,851	177,295
Japan	94,037	240	98,251	311	83,606	205
Canada	124,197	5,084	139,971	4,817	124,500	6,196
Europe	59,679	520	93,560	489	70,364	536
China	10,197	114,100	9,397	72,654	6,561	11,526
Other	79,163	34,825	77,206	32,355	75,490	13,691

	$3,891,275	$602,826	$4,248,770	$588,189	$4,474,537	$534,286

     The net sales by geographic region is attributed by customer location.
(22) Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
2009
Net sales	$857,841	$986,022	$1,058,673	$988,739	$3,891,275
Gross profit	257,876	327,391	356,680	323,327	1,265,274
Net income (loss)	(19,328)	30,555	41,138	(1,082)	51,283
Basic earnings (loss) per share	(0.20)	0.32	0.43	(0.01)	0.54
Diluted earnings (loss) per share	(0.20)	0.32	0.43	(0.01)	0.54
2008
Net sales	$987,847	$1,072,171	$1,153,635	$1,035,117	$4,248,770
Gross profit	344,964	380,956	341,784	309,646	1,377,350
Net income	36,024	57,344	15,920	17,881	127,169
Basic earnings per share	0.38	0.61	0.17	0.19	1.35
Diluted earnings per share	0.38	0.60	0.17	0.19	1.34
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)
(23) Consolidating Financial Information
     In accordance with the indenture governing the Company’s $500,000 Floating Rate Senior Notes issued on December 14, 2006 and the indenture governing the Company’s $500,000 8% Senior Notes issued on December 10, 2009 (together, the “Indentures”), certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Floating Rate Senior Notes and the 8% Senior Notes, respectively. The following presents the condensed consolidating financial information separately for:
     (i) Parent Company, the issuer of the guaranteed obligations. Parent Company includes Hanesbrands Inc. and its 100% owned operating divisions which are not legal entities, and excludes its subsidiaries which are legal entities;
     (ii) Guarantor subsidiaries, on a combined basis, as specified in the Indentures;
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
     The Floating Rate Senior Notes and the 8% Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary, each of which is wholly owned, directly or indirectly, by Hanesbrands Inc. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	Consolidating Statement of Income Year Ended January 2, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$3,911,759	$429,717	$2,707,159	$(3,157,360)	$3,891,275
Cost of sales	3,201,313	157,800	2,402,017	(3,135,129)	2,626,001

Gross profit	710,446	271,917	305,142	(22,231)	1,265,274
Selling, general and administrative expenses	743,907	88,993	105,366	2,264	940,530
Restructuring	48,319	—	5,569	—	53,888

Operating profit (loss)	(81,780)	182,924	194,207	(24,495)	270,856
Equity in earnings (loss) of subsidiaries	294,200	102,506	—	(396,706)	—
Other expense	49,301	—	—	—	49,301
Interest expense, net	123,760	21,284	18,235	—	163,279

Income (loss) before income tax expense (benefit)	39,359	264,146	175,972	(421,201)	58,276
Income tax expense (benefit)	(11,924)	3,843	15,074	—	6,993

Net income (loss)	$51,283	$260,303	$160,898	$(421,201)	$51,283

	Consolidating Statement of Income Year Ended January 3, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$4,456,838	$432,209	$2,839,424	$(3,479,701)	$4,248,770
Cost of sales	3,520,096	169,115	2,537,883	(3,355,674)	2,871,420

Gross profit	936,742	263,094	301,541	(124,027)	1,377,350
Selling, general and administrative expenses	839,023	76,139	94,281	164	1,009,607
Restructuring	34,313	375	15,575	—	50,263

Operating profit (loss)	63,406	186,580	191,685	(124,191)	317,480
Equity in earnings (loss) of subsidiaries	170,714	128,359	—	(299,073)	—
Other income	(634)	—	—	—	(634)
Interest expense, net	103,919	33,462	17,696	—	155,077

Income (loss) before income tax expense	130,835	281,477	173,989	(423,264)	163,037
Income tax expense	3,666	9,312	22,890	—	35,868

Net income (loss)	$127,169	$272,165	$151,099	$(423,264)	$127,169

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	Consolidating Statement of Income Year Ended December 29, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$4,421,464	$875,358	$2,532,886	$(3,355,171)	$4,474,537
Cost of sales	3,527,794	640,341	2,240,203	(3,374,711)	3,033,627

Gross profit	893,670	235,017	292,683	19,540	1,440,910
Selling, general and administrative expenses	923,127	4,096	112,332	1,199	1,040,754
Gain on curtailment of postretirement benefits	(32,144)	—	—	—	(32,144)
Restructuring	39,625	72	4,034	—	43,731

Operating profit (loss)	(36,938)	230,849	176,317	18,341	388,569
Equity in earnings (loss) of subsidiaries	339,034	137,571	—	(476,605)	—
Other expenses	5,235	—	—	—	5,235
Interest expense, net	154,367	42,299	2,544	(2)	199,208

Income (loss) before income tax expense	142,494	326,121	173,773	(458,262)	184,126
Income tax expense	16,367	13,380	28,252	—	57,999

Net income (loss)	$126,127	$312,741	$145,521	$(458,262)	$126,127

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	Condensed Consolidating Balance Sheet January 2, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$12,805	$1,646	$24,492	$—	$38,943
Trade accounts receivable less allowances	47,654	5,973	398,807	(1,893)	450,541
Inventories	838,685	52,165	291,062	(132,708)	1,049,204
Deferred tax assets and other current assets	233,073	13,605	37,643	(452)	283,869

Total current assets	1,132,217	73,389	752,004	(135,053)	1,822,557

Property, net	154,476	17,787	430,563	—	602,826
Trademarks and other identifiable intangibles, net	20,677	109,833	5,704	—	136,214
Goodwill	232,882	16,934	72,186	—	322,002
Investments in subsidiaries	927,105	730,159	—	(1,657,264)	—
Deferred tax assets and other noncurrent assets	371,287	153,617	29,259	(111,198)	442,965

Total assets	$2,838,644	$1,101,719	$1,289,716	$(1,903,515)	$3,326,564

Liabilities and Stockholders’ Equity
Accounts payable	$172,802	$5,237	$88,285	$85,647	$351,971
Accrued liabilities	207,079	22,902	65,689	(35)	295,635
Notes payable	—	—	66,681	—	66,681
Current portion of debt	64,688	—	100,000	—	164,688

Total current liabilities	444,569	28,139	320,655	85,612	878,975

Long-term debt	1,727,547	—	—	—	1,727,547
Other noncurrent liabilities	331,809	3,626	45,597	4,291	385,323

Total liabilities	2,503,925	31,765	366,252	89,903	2,991,845
Stockholders’ equity	334,719	1,069,954	923,464	(1,993,418)	334,719

Total liabilities and stockholders’ equity	$2,838,644	$1,101,719	$1,289,716	$(1,903,515)	$3,326,564

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	Condensed Consolidating Balance Sheet January 3, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$16,210	$2,355	$48,777	$—	$67,342
Trade accounts receivable less allowances	(4,956)	6,096	406,305	(2,515)	404,930
Inventories	1,078,048	49,581	295,946	(133,045)	1,290,530
Deferred tax assets and other current assets	288,208	10,158	49,734	(577)	347,523

Total current assets	1,377,510	68,190	800,762	(136,137)	2,110,325

Property, net	208,844	13,914	365,431	—	588,189
Trademarks and other identifiable intangibles, net	27,199	114,630	5,614	—	147,443
Goodwill	232,882	16,934	72,186	—	322,002
Investments in subsidiaries	545,866	649,513	—	(1,195,379)	—
Deferred tax assets and other noncurrent assets	91,401	397,802	(37,980)	(85,133)	366,090

Total assets	$2,483,702	$1,260,983	$1,206,013	$(1,416,649)	$3,534,049

Liabilities and Stockholders’ Equity
Accounts payable	$183,369	$3,980	$74,157	$85,647	$347,153
Accrued liabilities	207,996	30,875	57,555	(2,669)	293,757
Notes payable	—	—	61,734	—	61,734
Current portion of debt	—	—	45,640	—	45,640

Total current liabilities	391,365	34,855	239,086	82,978	748,284

Long-term debt	1,483,930	450,000	196,977	—	2,130,907
Other noncurrent liabilities	423,252	7,344	34,968	4,139	469,703

Total liabilities	2,298,547	492,199	471,031	87,117	3,348,894
Stockholders’ equity	185,155	768,784	734,982	(1,503,766)	185,155

Total liabilities and stockholders’ equity	$2,483,702	$1,260,983	$1,206,013	$(1,416,649)	$3,534,049

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows Year Ended January 2, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$170,296	$497,035	$140,743	$(393,570)	$414,504

Investing activities:
Purchases of property, plant and equipment	(21,442)	(8,036)	(97,347)	—	(126,825)
Proceeds from sales of assets	32,931	—	5,034	—	37,965
Other	(148)	16	—	148	16

Net cash provided by (used in) investing activities	11,341	(8,020)	(92,313)	148	(88,844)

Financing activities:
Borrowings on notes payable	—	—	1,628,764	—	1,628,764
Repayments on notes payable	—	—	(1,624,139)	—	(1,624,139)
Incurrence of debt under 2009 credit facilities	750,000	—	—	—	750,000
Payments to amend and refinance credit facilities	(71,826)	—	(3,150)	—	(74,976)
Borrowings on revolving loan facility	2,034,026	—	—	—	2,034,026
Repayments on revolving loan facility	(1,982,526)	—	—	—	(1,982,526)
Repayment of debt under 2006 credit facilities	(990,250)	(450,000)	—	—	(1,440,250)
Issuance of 8% Senior Notes	500,000	—	—	—	500,000
Repurchase of floating rate senior notes	(2,788)	—	—	—	(2,788)
Borrowings on Accounts Receivable Securitization Facility	—	—	183,451	—	183,451
Repayments on Accounts Receivable Securitization Facility	—	—	(326,068)	—	(326,068)
Proceeds from stock options exercised	1,179	—	—	—	1,179
Other	(815)	—	(32)	—	(847)
Net transactions with related entities	(422,042)	(39,724)	68,344	393,422	—

Net cash provided by (used in) financing activities	(185,042)	(489,724)	(72,830)	393,422	(354,174)

Effect of changes in foreign exchange rates on cash	—	—	115	—	115

Decrease in cash and cash equivalents	(3,405)	(709)	(24,285)	—	(28,399)
Cash and cash equivalents at beginning of year	16,210	2,355	48,777	—	67,342

Cash and cash equivalents at end of year	$12,805	$1,646	$24,492	$—	$38,943

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows Year Ended January 3, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$18,786	$139,463	$319,393	$(300,245)	$177,397

Investing activities:
Purchases of property, plant and equipment	(32,129)	(10,813)	(144,015)	—	(186,957)
Acquisition of businesses, net of cash acquired	—	—	(14,655)	—	(14,655)
Proceeds from sales of assets	20,612	38	4,358	—	25,008
Other	2,047	(91)	(1,772)	(828)	(644)

Net cash used in investing activities	(9,470)	(10,866)	(156,084)	(828)	(177,248)

Financing activities:
Borrowings on notes payable	—	—	602,627	—	602,627
Repayments on notes payable	—	—	(560,066)	—	(560,066)
Payments to amend credit facilities	(48)	(10)	(11)	—	(69)
Borrowings on revolving loan facility	791,000	—	—	—	791,000
Repayments on revolving loan facility	(791,000)	—	—	—	(791,000)
Repayment of debt under credit facilities	(125,000)	—	—	—	(125,000)
Repurchase of floating rate senior notes	(4,354)	—	—	—	(4,354)
Borrowings on Accounts Receivable Securitization Facility	—	—	20,944	—	20,944
Repayments on Accounts Receivable Securitization Facility	—	—	(28,327)	—	(28,327)
Proceeds from stock options exercised	2,191	—	—	—	2,191
Stock repurchases	(30,275)	—	—	—	(30,275)
Transaction with Sara Lee Corporation	18,000	—	—	—	18,000
Other	(395)	—	(14)	—	(409)
Net transactions with related entities	62,299	(132,561)	(230,811)	301,073	—

Net cash provided by (used in) financing activities	(77,582)	(132,571)	(195,658)	301,073	(104,738)

Effect of changes in foreign exchange rates on cash	—	—	(2,305)	—	(2,305)

Decrease in cash and cash equivalents	(68,266)	(3,974)	(34,654)	—	(106,894)
Cash and cash equivalents at beginning of year	84,476	6,329	83,431	—	174,236

Cash and cash equivalents at end of year	$16,210	$2,355	$48,777	$—	$67,342

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows Year Ended December 29, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,021,014	$138,162	$(323,563)	$(476,573)	$359,040

Investing activities:
Purchases of property, plant and equipment	(43,206)	(9,588)	(38,832)	—	(91,626)
Acquisitions of businesses, net of cash acquired	—	—	(20,243)	—	(20,243)
Acquisition of trademark	—	(5,000)	—	—	(5,000)
Proceeds from sales of assets	9,180	5,396	1,997	—	16,573
Other	(1,962)	566	(541)	1,148	(789)

Net cash provided by (used in) investing activities	(35,988)	(8,626)	(57,619)	1,148	(101,085)

Financing activities:
Borrowings on notes payable	—	—	66,413	—	66,413
Repayments on notes payable	—	—	(88,970)	—	(88,970)
Payments to amend credit facilities	(3,135)	(131)	—	—	(3,266)
Repayment of debt under credit facilities	(428,125)	—	—	—	(428,125)
Borrowings on Accounts Receivable Securitization Facility	—	—	250,000	—	250,000
Proceeds from stock options exercised	6,189	—	—	—	6,189
Stock repurchases	(44,473)	—	—	—	(44,473)
Other	(287)	(26)	(834)	—	(1,147)
Net transactions with related entities	(491,679)	(121,799)	138,053	475,425	—

Net cash provided by (used in) financing activities	(961,510)	(121,956)	364,662	475,425	(243,379)

Effect of changes in foreign exchange rates on cash	—	—	3,687	—	3,687

Increase (decrease) in cash and cash equivalents	23,516	7,580	(12,833)	—	18,263
Cash and cash equivalents at beginning of year	60,960	(1,251)	96,264	—	155,973

Cash and cash equivalents at end of year	$84,476	$6,329	$83,431	$—	$174,236