Form 10-Q
period 2010-04-03
Hanesbrands Inc.
filed 2010-04-29
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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

As of April 26, 2010, there were 95,592,427 shares of the registrant’s common stock outstanding.

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

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended January 2, 2010, particularly under the caption “Risk Factors.”

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended January 2, 2010, particularly under the caption “Risk Factors.” We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You can inspect, read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically.

We make available free of charge at www.hanesbrands.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. By referring to our website, www.hanesbrands.com, we do not incorporate our website or its contents into this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended
	April 3,	April 4,
	2010	2009

Net sales	$927,840	$857,841
Cost of sales	600,410	599,965

Gross profit	327,430	257,876
Selling, general and administrative expenses	241,718	223,238
Restructuring	—	18,671

Operating profit	85,712	15,967
Other expenses	1,406	3,946
Interest expense, net	37,495	36,800

Income (loss) before income tax expense (benefit)	46,811	(24,779)
Income tax expense (benefit)	10,298	(5,451)

Net income (loss)	$36,513	$(19,328)

Earnings (loss) per share:
Basic	$0.38	$(0.20)
Diluted	$0.37	$(0.20)
Weighted average shares outstanding:
Basic	96,326	94,493
Diluted	97,493	94,493

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	April 3,	January 2,
	2010	2010

Assets
Cash and cash equivalents	$42,620	$38,943
Trade accounts receivable less allowances of $30,749 at April 3, 2010
and $25,776 at January 2, 2010	440,300	450,541
Inventories	1,183,414	1,049,204
Deferred tax assets and other current assets	278,832	283,869

Total current assets	1,945,166	1,822,557

Property, net	587,469	602,826
Trademarks and other identifiable intangibles, net	133,193	136,214
Goodwill	322,002	322,002
Deferred tax assets and other noncurrent assets	452,233	442,965

Total assets	$3,440,063	$3,326,564

Liabilities and Stockholders’ Equity
Accounts payable	$373,263	$351,971
Accrued liabilities	290,997	295,635
Notes payable	62,577	66,681
Current portion of debt	145,381	164,688

Total current liabilities	872,218	878,975

Long-term debt	1,781,672	1,727,547
Other noncurrent liabilities	410,069	385,323

Total liabilities	3,063,959	2,991,845

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 95,592,427 at April 3, 2010 and 95,396,967 at January 2, 2010	956	954
Additional paid-in capital	289,589	287,955
Retained earnings	305,317	268,805
Accumulated other comprehensive loss	(219,758)	(222,995)

Total stockholders’ equity	376,104	334,719

Total liabilities and stockholders’ equity	$3,440,063	$3,326,564

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarter Ended
	April 3,	April 4,
	2010	2009

Operating activities:
Net income (loss)	$36,513	$(19,328)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	19,710	20,961
Amortization of intangibles	3,126	3,089
Restructuring	—	(484)
Write-off on early extinguishment of debt	686	—
Charges incurred for amendments of credit facilities	—	3,946
Amortization of debt issuance costs	3,319	1,869
Amortization of loss on interest rate hedge	4,824	—
Stock compensation expense	3,268	9,563
Deferred taxes and other	1,506	(2,798)
Changes in assets and liabilities:
Accounts receivable	10,771	(21,681)
Inventories	(133,140)	(13,178)
Other assets	3,157	5,586
Accounts payable	20,927	(41,102)
Accrued liabilities and other	(13,629)	(4,419)

Net cash used in operating activities	(38,962)	(57,976)

Investing activities:
Purchases of property, plant and equipment	(28,224)	(55,733)
Proceeds from sales of assets	40,388	467
Other	(519)	—

Net cash provided by (used in) investing activities	11,645	(55,266)

Financing activities:
Borrowings on notes payable	297,134	549,434
Repayments on notes payable	(301,195)	(540,427)
Payments to amend credit facilities	—	(20,712)
Borrowings on revolving loan facility	514,500	571,500
Repayments on revolving loan facility	(466,000)	(462,500)
Repayment of debt under 2009 Senior Secured Credit Facility	(1,875)	—
Borrowings on Accounts Receivable Securitization Facility	91,000	79,000
Repayments on Accounts Receivable Securitization Facility	(102,807)	(97,705)
Proceeds from stock options exercised	36	—
Other	(76)	(320)

Net cash provided by financing activities	30,717	78,270

Effect of changes in foreign exchange rates on cash	277	(701)

Increase (decrease) in cash and cash equivalents	3,677	(35,673)
Cash and cash equivalents at beginning of year	38,943	67,342

Cash and cash equivalents at end of period	$42,620	$31,669

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

To reflect a change previously made in the classification of freight expenses payable, a revision to the quarter ended April 4, 2009 Condensed Consolidated Statement of Cash Flows was made to reclassify changes in cash related to these payables from Accounts payable to Accrued liabilities and other. This reclassification had no impact on the Company’s previously reported total net cash flows from operating, investing or financing activities.

(2)	Recent Accounting Pronouncements

Accounting for Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting rules for transfers of financial assets. The new rules require greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. The new accounting rules are effective for financial asset transfers occurring after the beginning of the Company’s first fiscal year that begins after November 15, 2009. The adoption of these new rules did not have a material impact on the financial condition, results of operations or cash flows of the Company.

Consolidation — Variable Interest Entities

In June 2009, the FASB issued new accounting rules related to the accounting and disclosure requirements for the consolidation of variable interest entities. The new accounting rules are effective for the Company’s first fiscal year that begins after November 15, 2009. The adoption of these new rules did not have a material impact on the financial condition, results of operations or cash flows of the Company.

Fair Value Disclosures

In January 2010, the FASB issued new accounting rules related to the disclosure requirements for fair value measurements. The new accounting rules require new disclosures for significant transfers between Levels 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The new accounting rules also clarify existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The new accounting rules are effective for the Company’s first interim fiscal period beginning after December 15, 2009, except for the disclosures about

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the disclosures effective for the Company’s first interim fiscal period beginning after December 15, 2009 did not have a material impact on the Company’s financial condition, results of operations or cash flows but resulted in certain additional disclosures reflected in Note 8.

(3)	Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the quarters ended April 3, 2010 and April 4, 2009. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares for the quarters ended April 3, 2010 and April 4, 2009 is as follows:

	Quarter Ended
	April 3,	April 4,
	2010	2009

Basic weighted average shares	96,326	94,493
Effect of potentially dilutive securities:
Stock options	619	—
Restricted stock units	547	—
Employee stock purchase plan and other	1	—

Diluted weighted average shares	97,493	94,493

For the quarters ended April 3, 2010 and April 4, 2009, 0 and 1,347 restricted stock units, respectively, and options to purchase 2,898 and 5,930 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. Because the Company reported a net loss for the quarter ended April 4, 2009, the restricted stock units and stock options excluded from the computation of diluted loss per share consisted of all outstanding restricted stock units and stock options, as their effect would have been anti-dilutive.

(4)	Inventories

Inventories consisted of the following:

	April 3,	January 2,
	2010	2010

Raw materials	$110,158	$106,138
Work in process	126,581	100,686
Finished goods	946,675	842,380

	$1,183,414	$1,049,204

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(5)	Trade Accounts Receivable

Allowances for Trade Accounts Receivable

The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions for the quarter ended April 3, 2010 are as follows:

		Allowance
	Allowance	for
	for	Chargebacks
	Doubtful	and Other
	Accounts	Deductions	Total

Balance at January 2, 2010	$15,502	$10,274	$25,776
Charged to expenses	(107)	6,026	5,919
Deductions and write-offs	(53)	(893)	(946)

Balance at April 3, 2010	$15,342	$15,407	$30,749

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

Sales of Accounts Receivable

In March 2010, the Company entered into an agreement to sell selected trade accounts receivable to a financial institution. After the sale, the Company does not retain any interests in the receivables and the financial institution services and collects these accounts receivable directly from the customer. Net proceeds of this accounts receivable sale program are recognized in the Condensed Consolidated Statement of Cash Flows as part of operating cash flows. The funding fees charged for this program are recorded in the “Other expenses” line in the Condensed Consolidated Statement of Income.

During the quarter ended April 3, 2010, the Company recognized funding fees of $489 for sales of accounts receivable to financial institutions in the “Other expenses” line in the Condensed Consolidated Statement of Income.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(6)	Debt

The Company had the following debt at April 3, 2010 and January 2, 2010:

	Interest
	Rate as of	Principal Amount
	April 3,	April 3,	January 2,
	2010	2010	2010	Maturity Date

2009 Senior Secured Credit Facility:
Term Loan Facility	5.25%	$748,125	$750,000	December 2015
Revolving Loan Facility	4.73%	100,000	51,500	December 2013
8% Senior Notes	8.00%	500,000	500,000	December 2016
Floating Rate Senior Notes	3.83%	490,735	490,735	December 2014
Accounts Receivable Securitization Facility	2.72%	88,193	100,000	December 2010

		1,927,053	1,892,235
Less current maturities		145,381	164,688

		$1,781,672	$1,727,547

As of April 3, 2010, the Company had $100,000 outstanding under the 2009 Senior Secured Credit Facility’s $400,000 Revolving Loan Facility, $30,612 of standby and trade letters of credit issued and outstanding under this facility and $269,388 of borrowing availability.

On January 29, 2010, in recognition of the lower trade accounts receivable balance resulting from the sale by the Company of certain trade accounts receivable to a financial institution outside the Accounts Receivable Securitization Facility, HBI Receivables LLC, the Company’s wholly-owned bankruptcy-remote subsidiary that is a party to such facility, gave notice to the agent and the managing agents under the Accounts Receivable Securitization Facility that, as permitted by the terms of such facility, effective February 11, 2010, the amount of funding available under the Accounts Receivable Securitization Facility was being reduced from $250,000 to $150,000. During the quarter ended April 3, 2010, the Company recognized $686 of a write-off on early extinguishment of debt related to unamortized debt issuance costs on the Accounts Receivable Securitization Facility as a result of the reduction in borrowing capacity. The Company also recognized $231 in additional charges related to the amendments of credit facilities in 2009 during the quarter ended April 3, 2010. These charges are reflected in the “Other expenses” line of the Condensed Consolidated Statements of Income.

During the quarter ended April 4, 2009, the Company recognized $3,946 of charges in the “Other expenses” line of the Condensed Consolidated Statement of Income which represents certain costs related to amendments of the senior secured credit facility that the Company entered into in 2006 and the Accounts Receivable Securitization Facility.

As of April 3, 2010, the Company was in compliance with all covenants under its credit facilities.

(7)	Financial Instruments and Risk Management

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

Mark to Market Hedges — Intercompany Foreign Exchange Transactions

The Company uses foreign exchange derivative contracts to reduce the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. Mark to market hedge derivatives relating to intercompany foreign exchange contracts are reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. As of April 3, 2010, the U.S. dollar equivalent of commitments to purchase and sell foreign currencies in the Company’s foreign currency mark to market hedge derivative portfolio is $23,097 and $53,687, respectively, using the exchange rate at the reporting date.

Cash Flow Hedges

A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is designated as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in the “Accumulated other comprehensive loss” line of the Condensed Consolidated Balance Sheets. When the impact of the hedged item is recognized in the income statement, the gain or loss included in “Accumulated other comprehensive loss” is reported on the same line in the Condensed Consolidated Statements of Income as the hedged item.

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

The Company is required under the 2009 Senior Secured Credit Facility to hedge a portion of its floating rate debt to reduce interest rate risk caused by floating rate debt issuance. To comply with this requirement, in the quarter ended April 3, 2010, the Company entered into hedging arrangements whereby it capped the LIBOR interest rate component on an aggregate of $490,735 of the floating rate debt under the Floating Rate Senior Notes at 4.262%. The interest rate cap arrangements, with notional amounts of $240,735 and $250,000, expire in December 2011.

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

Historically, the principal currencies hedged by the Company include the Euro, Mexican peso, Canadian dollar and Japanese yen. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. As of April 3, 2010, the U.S. dollar equivalent of commitments to sell foreign currencies in the Company’s foreign currency cash flow hedge derivative portfolio was $49,043, using the exchange rate at the reporting date.

Cash Flow Hedges — Commodity Derivatives

Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. From time to time, the Company uses commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedge instrument. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The effective portion of commodity hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. The settlement of commodity hedge derivative contracts related to the purchase of inventory is reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. There were no amounts outstanding under cotton futures or cotton option contracts at April 3, 2010 and January 2, 2010.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Fair Values of Derivative Instruments

The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

		Fair Value
		April 3,	January 2,
	Balance Sheet Location	2010	2010

Derivative assets — hedges
Interest rate contracts	Other assets	$348	$—
Foreign exchange contracts	Other current assets	581	407

Total derivative assets — hedges		929	407

Derivative assets — non-hedges
Foreign exchange contracts	Other current assets	1,065	207

Total derivative assets		$1,994	$614

Derivative liabilities — hedges
Foreign exchange contracts	Accrued liabilities	(1,521)	(107)

Total derivative liabilities — hedges		(1,521)	(107)

Derivative liabilities — non-hedges
Foreign exchange contracts	Accrued liabilities	(3,555)	(432)

Total derivative liabilities		$(5,076)	$(539)

Net derivative asset (liability)		$(3,082)	$75

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

				Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in		Location of	Accumulated
	Accumulated Other		Gain (Loss)	Other Comprehensive
	Comprehensive Loss		Reclassified from	Loss into Income
	(Effective Portion)		Accumulated Other	(Effective Portion)
	Quarter Ended		Comprehensive	Quarter Ended
	April 3,	April 4,	Loss into Income	April 3,	April 4,
	2010	2009	(Effective Portion)	2010	2009

Interest rate contracts	$(170)	$11,016	Interest expense, net	$4,857	$28
Foreign exchange contracts	(931)	870	Cost of sales	777	(1,332)
Commodity contracts	—	—	Cost of sales	—	96

Total	$(1,101)	$11,886		$5,634	$(1,208)

The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated Other Comprehensive Loss of approximately $17,046.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income. The Company recognized gains related to ineffectiveness of hedging relationships for the quarter ended April 3, 2010 for foreign exchange contracts of $9. The Company recognized gains (losses) related to ineffectiveness of hedging relationships for the quarter ended April 4, 2009 of $294, consisting of $295 for interest rate contracts and $(1) for foreign exchange contracts.

The effect of mark to market hedge derivative instruments on the Condensed Consolidated Statements of Income is as follows:

		Amount of Gain (Loss)
		Recognized in Income
	Location of Gain (Loss)	Quarter Ended
	Recognized in Income on	April 3,	April 4,
	Derivative	2010	2009

Foreign exchange contracts	Selling, general and administrative expenses	$(2,044)	$44

Total		$(2,044)	$44

(8)	Fair Value of Assets and Liabilities

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

As of April 3, 2010, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis. The fair values of interest rate derivatives are determined with pricing models using LIBOR interest rate curves, spreads, volatilities, and other relevant information developed using market data and are categorized as Level 2. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2.

There were no changes during the quarter ended April 3, 2010 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended April 3, 2010. As of April 3, 2010, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of
	April 3, 2010
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Foreign exchange derivative contracts	$—	$1,646	$—
Foreign exchange derivative contracts	—	(5,076)	—
Interest rate derivative contracts	—	348	—

Total	$—	$(3,082)	$—

	Assets (Liabilities) at Fair Value as of
	January 2, 2010
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Foreign exchange derivative contracts	$—	$614	$—
Foreign exchange derivative contracts	—	(539)	—

Total	$—	$75	$—

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of April 3, 2010 and January 2, 2010. The fair value of debt was $1,925,865 and $1,881,868 as of April 3, 2010 and January 2, 2010 and had a carrying value of $1,927,053 and $1,892,235, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable approximated fair value as of April 3, 2010 and January 2, 2010, primarily due to the short-term nature of these instruments.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(9)	Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is as follows:

	Quarter Ended
	April 3,	April 4,
	2010	2009

Net income (loss)	$36,513	$(19,328)
Translation adjustments	511	(2,535)
Amortization of loss on interest rate hedge, net of tax of $1,924	2,900	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax
of $(116) and $4,154, respectively	(175)	6,524
Amounts amortized into net periodic cost:
Prior service cost, net of tax of $3 and $3, respectively	4	4
Actuarial loss, net of tax of $860 and $810, respectively	1,297	1,271

Comprehensive income (loss)	$41,050	$(14,064)

(10)	Income Taxes

The Company’s effective income tax rate was 22% for the quarters ended April 3, 2010 and April 4, 2009. In the quarter ended April 4, 2009, the Company recorded a tax benefit on a pre-tax loss of $24,779 primarily the result of significant restructuring and related charges.

The effective income tax rate of 22% for the quarter ended April 3, 2010 is primarily attributable to a lower proportion of earnings attributed to foreign subsidiaries than in the quarter ended April 4, 2009, which are taxed at rates lower than the U.S. statutory rate, offset by a benefit in the quarter ended April 3, 2010 resulting from the finalization of tax reviews and audits for amounts that were less than originally anticipated. The Company’s effective tax rate reflects its strategic initiative to make capital investments outside the United States in its global supply chain in 2010.

The Company and Sara Lee Corporation (“Sara Lee”) entered into a tax sharing agreement in connection with the spin off of the Company from Sara Lee on September 5, 2006. Under the tax sharing agreement, within 180 days after Sara Lee filed its final consolidated tax return for the period that included September 5, 2006, Sara Lee was required to deliver to the Company a computation of the amount of deferred taxes attributable to the Company’s United States and Canadian operations that would be included on the Company’s opening balance sheet as of September 6, 2006 (“as finally determined”) which has been done. The Company has the right to participate in the computation of the amount of deferred taxes. Under the tax sharing agreement, if substituting the amount of deferred taxes as finally determined for the amount of estimated deferred taxes that were included on that balance sheet at the time of the spin off causes a decrease in the net book value reflected on that balance sheet, then Sara Lee will be required to pay the Company the amount of such decrease. If such substitution causes an increase in the net book value reflected on that balance sheet, then the Company will be required to pay Sara Lee the amount of such increase. For purposes of this computation, the Company’s deferred taxes are the amount of deferred tax benefits (including deferred tax consequences attributable to deductible temporary differences and carryforwards) that would be recognized as assets on the Company’s balance sheet computed in accordance with GAAP, but without regard to valuation allowances, less the amount of deferred tax liabilities (including deferred tax consequences attributable to taxable temporary differences) that would be recognized as liabilities on the Company’s opening balance sheet computed in accordance with GAAP, but without regard to valuation allowances.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Neither the Company nor Sara Lee will be required to make any other payments to the other with respect to deferred taxes.

Based on the Company’s computation of the final amount of deferred taxes for the Company’s opening balance sheet as of September 6, 2006, the amount that is expected to be collected from Sara Lee based on the Company’s computation of $72,223, which reflects a preliminary cash installment received from Sara Lee of $18,000, is included as a receivable in “Deferred tax assets and other current assets” in the Condensed Consolidated Balance Sheets as of April 3, 2010 and January 2, 2010. The Company and Sara Lee have exchanged information in connection with this matter, but Sara Lee has disagreed with the Company’s computation. In accordance with the dispute resolution provisions of the tax sharing agreement, on August 3, 2009, the Company submitted the dispute to binding arbitration. The arbitration process is ongoing, and the Company will continue to prosecute its claim. The Company does not believe that the resolution of this dispute will have a material impact on the Company’s financial position, results of operations or cash flows.

(11)	Business Segment Information

The Company’s operations are managed and reported in five operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Hosiery, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Management of each segment is responsible for the operations of these segments’ businesses but shares a common supply chain and media and marketing platforms. In October 2009, the Company completed the sale of its yarn operations and, as a result, the Company no longer has net sales in the Other segment, which was primarily comprised of sales of yarn to third parties.

The types of products and services from which each reportable segment derives its revenues are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of women’s intimate apparel, men’s underwear, kids’ underwear and socks.

•	Outerwear sells basic branded products that are primarily seasonal in nature under the product categories of casualwear and activewear.

•	Hosiery sells products in categories such as pantyhose, knee highs and tights.

•	Direct to Consumer includes the Company’s value-based (“outlet”) stores and Internet operations which sell products from the Company’s portfolio of leading brands. The Company’s Internet operations are supported by its catalogs.

•	International relates to the Latin America, Asia, Canada, Europe and South America geographic locations which sell products that span across the Innerwear, Outerwear and Hosiery reportable segments.

The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, amortization of trademarks and other identifiable intangibles and restructuring and related accelerated depreciation charges and inventory write-offs. The accounting policies of the segments are consistent with those described in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 2, 2010.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended
	April 3,	April 4,
	2010	2009

Net sales:
Innerwear	$450,817	$417,990
Outerwear	241,848	217,511
Hosiery	47,908	50,382
Direct to Consumer	84,492	81,396
International	102,775	87,919
Other	—	2,643

Total net sales	$927,840	$857,841

	Quarter Ended
	April 3,	April 4,
	2010	2009

Segment operating profit (loss):
Innerwear	$74,976	$47,356
Outerwear	4,962	(13,719)
Hosiery	18,506	17,473
Direct to Consumer	873	4,408
International	10,905	9,168
Other	—	(15)

Total segment operating profit	110,222	64,671
Items not included in segment operating profit (loss):
General corporate expenses	(21,384)	(21,188)
Amortization of trademarks and other identifiable intangibles	(3,126)	(3,089)
Restructuring	—	(18,671)
Inventory write-offs included in cost of sales	—	(3,088)
Accelerated depreciation included in cost of sales	—	(2,498)
Accelerated depreciation included in selling, general and administrative expenses	—	(170)

Total operating profit	85,712	15,967
Other expenses	(1,406)	(3,946)
Interest expense, net	(37,495)	(36,800)

Income (loss) before income tax expense (benefit)	$46,811	$(24,779)

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended
	April 3,	April 4,
	2010	2009

Depreciation and amortization expense:
Innerwear	$8,849	$9,282
Outerwear	5,020	5,587
Hosiery	795	1,141
Direct to Consumer	1,325	1,097
International	562	520
Other	—	44

	16,551	17,671
Corporate	6,285	6,379

Total depreciation and amortization expense	$22,836	$24,050

	Quarter Ended
	April 3,	April 4,
	2010	2009

Additions to long-lived assets:
Innerwear	$12,871	$21,370
Outerwear	10,282	29,250
Hosiery	106	301
Direct to Consumer	3,692	2,853
International	720	184
Other	—	12

	27,671	53,970
Corporate	553	1,763

Total additions to long-lived assets	$28,224	$55,733

(12)	Consolidating Financial Information

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

The Floating Rate Senior Notes and the 8% Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary, each of which is wholly owned, directly or indirectly, by Hanesbrands Inc. Each entity in the consolidating financial information follows the same accounting policies as described in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 2, 2010, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

	Condensed Consolidating Statement of Income
	Quarter Ended April 3, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$898,723	$96,174	$683,403	$(750,460)	$927,840
Cost of sales	724,315	36,373	597,156	(757,434)	600,410

Gross profit	174,408	59,801	86,247	6,974	327,430
Selling, general and administrative expenses	187,237	26,222	27,936	323	241,718
Restructuring	—	—	—	—	—

Operating profit (loss)	(12,829)	33,579	58,311	6,651	85,712
Equity in earnings (loss) of subsidiaries	85,690	36,869	—	(122,559)	—
Other expenses	1,406	—	—	—	1,406
Interest expense, net	34,170	(22)	3,347	—	37,495

Income (loss) before income tax expense	37,285	70,470	54,964	(115,908)	46,811
Income tax expense	772	5,611	3,915	—	10,298

Net income (loss)	$36,513	$64,859	$51,049	$(115,908)	$36,513

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	April 3, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$9,309	$1,544	$31,767	$—	$42,620
Trade accounts receivable less allowances	85,852	5,971	349,828	(1,351)	440,300
Inventories	911,940	57,512	334,680	(120,718)	1,183,414
Deferred tax assets and other current assets	231,854	8,632	39,773	(1,427)	278,832

Total current assets	1,238,955	73,659	756,048	(123,496)	1,945,166

Property, net	128,382	19,999	439,088	—	587,469
Trademarks and other identifiable intangibles, net	18,911	108,600	5,682	—	133,193
Goodwill	232,882	16,934	72,186	—	322,002
Investments in subsidiaries	1,003,328	778,304	—	(1,781,632)	—
Deferred tax assets and other noncurrent assets	314,748	183,179	70,073	(115,767)	452,233

Total assets	$2,937,206	$1,180,675	$1,343,077	$(2,020,895)	$3,440,063

Liabilities and Stockholders’ Equity
Accounts payable	$155,434	$3,024	$129,158	$85,647	$373,263
Accrued liabilities	199,742	25,287	65,993	(25)	290,997
Notes payable	—	—	62,577	—	62,577
Current portion of debt	57,188	—	88,193	—	145,381

Total current liabilities	412,364	28,311	345,921	85,622	872,218

Long-term debt	1,781,672	—	—	—	1,781,672
Other noncurrent liabilities	367,066	3,607	34,776	4,620	410,069

Total liabilities	2,561,102	31,918	380,697	90,242	3,063,959
Stockholders’ equity	376,104	1,148,757	962,380	(2,111,137)	376,104

Total liabilities and stockholders’ equity	$2,937,206	$1,180,675	$1,343,077	$(2,020,895)	$3,440,063

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Quarter Ended April 3, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(26,461)	$37,414	$72,646	$(122,561)	$(38,962)

Investing activities:
Purchases of property, plant and equipment	(6,721)	(3,291)	(18,212)	—	(28,224)
Proceeds from sales of assets	39,755	—	633	—	40,388
Other	(519)	—	—	—	(519)

Net cash provided by (used in) investing activities	32,515	(3,291)	(17,579)	—	11,645

Financing activities:
Borrowings on notes payable	—	—	297,134	—	297,134
Repayments on notes payable	—	—	(301,195)	—	(301,195)
Borrowings on revolving loan facility	514,500	—	—	—	514,500
Repayments on revolving loan facility	(466,000)	—	—	—	(466,000)
Repayment of debt under 2009 Senior Secured Credit Facility	(1,875)	—	—	—	(1,875)
Borrowings on Accounts Receivable Securitization Facility	—	—	91,000	—	91,000
Repayments on Accounts Receivable Securitization Facility	—	—	(102,807)	—	(102,807)
Proceeds from stock options exercised	36	—	—	—	36
Other	(65)	—	(11)	—	(76)
Net transactions with related entities	(56,146)	(34,225)	(32,190)	122,561	—

Net cash provided by (used in) financing activities	(9,550)	(34,225)	(48,069)	122,561	30,717

Effect of changes in foreign exchange rates on cash	—	—	277	—	277

Increase (decrease) in cash and cash equivalents	(3,496)	(102)	7,275	—	3,677
Cash and cash equivalents at beginning of year	12,805	1,646	24,492	—	38,943

Cash and cash equivalents at end of period	$9,309	$1,544	$31,767	$—	$42,620

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Quarter Ended April 4, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$47,328	$39,943	$(7,746)	$(137,501)	$(57,976)

Investing activities:
Purchases of property, plant and equipment	(7,525)	(2,732)	(45,476)	—	(55,733)
Proceeds from sales of assets	57	—	410	—	467
Other	76	—	—	(76)	—

Net cash used in investing activities	(7,392)	(2,732)	(45,066)	(76)	(55,266)

Financing activities:
Borrowings on notes payable	—	—	549,434	—	549,434
Repayments on notes payable	—	—	(540,427)	—	(540,427)
Payments to amend credit facilities	(20,567)	—	(145)	—	(20,712)
Borrowings on revolving loan facility	571,500	—	—	—	571,500
Repayments on revolving loan facility	(462,500)	—	—	—	(462,500)
Borrowings on Accounts Receivable Securitization Facility	—	—	79,000	—	79,000
Repayments on Accounts Receivable Securitization Facility	—	—	(97,705)	—	(97,705)
Other	(313)	—	(7)	—	(320)
Net transactions with related entities	(139,220)	(37,212)	38,855	137,577	—

Net cash provided by (used in) financing activities	(51,100)	(37,212)	29,005	137,577	78,270

Effect of changes in foreign exchange rates on cash	—	—	(701)	—	(701)

Decrease in cash and cash equivalents	(11,164)	(1)	(24,508)	—	(35,673)
Cash and cash equivalents at
beginning of year	16,210	2,355	48,777	—	67,342

Cash and cash equivalents at end of
period	$5,046	$2,354	$24,269	$—	$31,669

(13)	Restructuring

The Company has restructured its supply chain over the past three years to create more efficient production clusters that utilize fewer, larger facilities and to balance production capability between the Western Hemisphere and Asia. With its global supply chain infrastructure substantially in place, the Company is now focused on optimizing its supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. The Company is focused on optimizing the working capital needs of its supply chain through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements. The consolidation of the Company’s distribution network is still in process but is not expected to result in any substantial charges in future periods. The distribution network consolidation involves the implementation of new warehouse management systems and technology, and opening of new distribution centers and new third-party logistics providers to replace parts of the Company’s legacy distribution network.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The reported results for the quarters ended April 3, 2010 and April 4, 2009 reflect amounts recognized for restructuring actions, including the impact of certain actions that were completed for amounts more favorable than previously estimated. The impact of restructuring efforts on income before income tax expense is summarized as follows:

	Quarter Ended
	April 3, 2010	April 4, 2009

Restructuring programs:
Year ended January 2, 2010 restructuring actions	$—	$8,655
Year ended January 3, 2009 restructuring actions	—	13,055
Year ended December 29, 2007 and prior restructuring actions	—	2,717

	$—	$24,427

The following table illustrates where the costs associated with these actions are recognized in the Condensed Consolidated Statements of Income:

	Quarter Ended
	April 3, 2010	April 4, 2009

Cost of sales	$—	$5,586
Selling, general and administrative expenses	—	170
Restructuring	—	18,671

	$—	$24,427

Components of the restructuring actions are as follows:

	Quarter Ended
	April 3, 2010	April 4, 2009

Accelerated depreciation	$—	$2,668
Inventory write-offs	—	3,088
Employee termination and other benefits	—	5,641
Noncancelable lease and other contractual obligations and other	—	13,030

	$—	$24,427

Rollforward of accrued restructuring is as follows:

Quarter Ended
April 3,
2010

Beginning accrual	$22,399
Cash payments	(4,381)
Adjustments	1,327

Ending accrual	$19,345

The accrual balance as of April 3, 2010 is comprised of $16,284 in current accrued liabilities and $3,061 in other noncurrent liabilities. The $16,284 in current accrued liabilities consists of $7,747 for employee termination and other benefits and $8,537 for noncancelable lease and other contractual obligations. The $3,061 in other noncurrent liabilities primarily consists of noncancelable lease and other contractual obligations.

Adjustments to previous estimates resulted from activity related to prior year restructuring actions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended January 2, 2010, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K.

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

Our operations are managed and reported in five operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Hosiery, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Management of each segment is responsible for the operations of these segments’ businesses but shares a common supply chain and media and marketing platforms. In October 2009, we completed the sale of our yarn operations and, as a result, we no longer have net sales in the Other segment, which was primarily comprised of sales of yarn to third parties.

Seasonality

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

Highlights from the First Quarter Ended April 3, 2010

•	Total net sales in the first quarter of 2010 were $928 million, compared with $858 million in the first quarter of 2009, representing an 8.2% increase.

•	Operating profit was $86 million in the first quarter of 2010, compared with $16 million in the first quarter of 2009. As a percent of sales, operating profit was 9.2% in the first quarter of 2010 compared to 1.9% in the first quarter of 2009.

•	Diluted earnings per share were $0.37 in the first quarter of 2010, compared with a loss of $0.20 in the first quarter of 2009.

•	Gross capital expenditures were $28 million during the first quarter of 2010, compared with $56 million in the first quarter of 2009. Proceeds from sales of assets were $40 million in the first quarter of 2010.

Condensed Consolidated Results of Operations — First Quarter Ended April 3, 2010 Compared with First Quarter Ended April 4, 2009

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$927,840	$857,841	$69,999	8.2%
Cost of sales	600,410	599,965	445	0.1

Gross profit	327,430	257,876	69,554	27.0
Selling, general and administrative expenses	241,718	223,238	18,480	8.3
Restructuring	—	18,671	(18,671)	(100.0)

Operating profit	85,712	15,967	69,745	436.8
Other expenses	1,406	3,946	(2,540)	(64.4)
Interest expense, net	37,495	36,800	695	1.9

Income (loss) before income tax expense (benefit)	46,811	(24,779)	71,590	NM
Income tax expense (benefit)	10,298	(5,451)	15,749	NM

Net income (loss)	$36,513	$(19,328)	$55,841	NM %

Net Sales

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
		(dollars in thousands)

Net sales	$927,840	$857,841	$69,999	8.2%

Consolidated net sales were higher by $70 million or 8% in the first quarter of 2010 compared to the first quarter of 2009, which reflects significant space and distribution gains at retailers, positive retail sell-through and some inventory restocking at retail. Our significant retail shelf-space gains contributed approximately 6% of sales growth, while approximately 2% of growth was driven by increased retail sell-through, retailer inventory restocking and foreign currency exchange rates.

Innerwear, Outerwear, Direct to Consumer and International segment net sales were higher by $33 million (8%), $24 million (11%), $3 million (4%) and $15 million (17%), respectively, in the first quarter of 2010 compared to the first quarter of 2009. Hosiery and Other segment net sales were lower by $2 million (5%) and $3 million, respectively, in the first quarter of 2010 compared to the first quarter of 2009.

Innerwear segment net sales were higher by 8% in the first quarter of 2010 compared to the first quarter of 2009, driven by increases in all product categories resulting from space and distribution gains, retailer inventory restocking and stronger sales at retail. Male underwear net sales were higher by 14% and intimate apparel net sales were 5% higher.

Our Outerwear segment net sales, which also benefited from space and distribution gains and stronger sales at retail, were higher by 11% in the first quarter of 2010 compared to the first quarter of 2009 even though normally the first quarter is the seasonal low sales quarter for this segment. Casualwear net sales in the retail and wholesale channels were higher by 19% in total. The higher net sales of 49% in the retail casualwear channel reflect space gains resulting primarily from an exclusive long-term agreement entered into with Wal-Mart in April 2009 that significantly expanded the presence of our Just My Size brand. In addition, our Champion brand activewear net sales, which continue to be positively impacted by our marketing investment in the brand and space gains, were higher by 5%.

Hosiery segment net sales were lower by 5% in the first quarter of 2010 compared to the first quarter of 2009. The first quarter decline rate reflects the fourth consecutive quarter of improved net sales trends.

Direct to Consumer segment net sales were higher by 4% in the first quarter of 2010 compared to the first quarter of 2009 primarily due to higher net sales related to our Internet operations and higher net sales in our outlet stores attributable to new store openings since the first quarter of 2009.

International segment net sales were higher by 17% in the first quarter of 2010 compared to the first quarter of 2009, primarily attributable to a favorable impact of $9 million related to foreign currency exchange rates and stronger net sales in Canada and Mexico. Our most established businesses are in Canada and Mexico where we hold leading Innerwear positions with strong market shares in intimate apparel and male underwear product categories. International segment net sales were higher by 6% in the first quarter of 2010 compared to the first quarter of 2009 after excluding the impact of foreign exchange rates on currency.

Gross Profit

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Gross profit	$327,430	$257,876	$69,554	27.0%

As a percent of net sales, our gross profit was 35.3% in the first quarter of 2010 compared to 30.1% in the first quarter of 2009, increasing as a result of the items described below. Our results in the first quarter of 2010 primarily benefited from higher sales volumes and lower manufacturing costs.

Our gross profit was higher by $70 million in the first quarter of 2010 compared to the first quarter of 2009 due primarily to higher sales volume of $33 million, lower cotton costs of $13 million, lower production costs of $12 million related to lower energy and oil-related costs, including freight costs, lower other manufacturing costs of $7 million primarily related to cost reductions, vendor price reductions of $6 million, lower start-up and shutdown costs of $5 million associated with the consolidation and globalization of our supply chain, savings from our prior restructuring actions of $4 million, a $4 million favorable impact related to foreign currency exchange rates and lower on-going excess and obsolete inventory costs of $3 million. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Canadian dollar, Mexican peso and Brazilian real compared to the U.S. dollar.

The cotton prices reflected in our results were 52 cents per pound in the first quarter of 2010 compared to 74 cents per pound in the first quarter of 2009. After taking into consideration the cotton costs currently included in inventory, we expect our cost of cotton to average 69 cents per pound for the full year of 2010 compared to 55 cents per pound for 2009. While cotton and oil-related costs were lower in the first quarter of 2010 compared to the first quarter of 2009, we continue to see higher prices for cotton and oil-related materials in the market, which will impact our results for the remainder of 2010. The current market price for cotton, which will impact our operating results in the latter half of 2010, has risen to the low 80 cents per pound range.

Our gross profit was negatively impacted by an unfavorable product sales mix of $11 million, higher sales incentives of $6 million and lower product pricing of $3 million, primarily within the wholesale casualwear channel. Our sales incentives were higher as we made significant investments to support retailers and position ourselves for future sales opportunities.

We incurred one-time restructuring related write-offs of $3 million in the first quarter of 2009 for stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate, which did not recur in the first quarter of 2010.

Selling, General and Administrative Expenses

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$241,718	$223,238	$18,480	8.3%

Our selling, general and administrative expenses were $18 million higher in the first quarter of 2010 compared to the first quarter of 2009. Our media related media, advertising and promotion (“MAP”) expenses and non-media related MAP expenses were higher by $7 million and $6 million, respectively, during the first quarter of 2010 compared to the first quarter of 2009 when we reduced spending due to the recession. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions. We also incurred higher consulting expenses of $3 million, higher selling and other marketing expenses of $3 million, higher distribution expenses of $2 million and higher technology expenses of $1 million. The higher selling and other marketing expenses and distribution expenses were primarily due to higher sales volumes.

These higher expenses were partially offset by savings of $4 million from our prior restructuring actions and lower stock compensation and certain other benefit expenses of $4 million.

We also incurred higher expenses of $2 million in the first quarter of 2010 compared to the first quarter of 2009 as a result of new retail stores or expanding existing stores over the last 12 months. We opened one retail store during the first quarter of 2010. Changes due to foreign currency exchange rates, which are included in the impact of the changes discussed above, resulted in higher selling, general and administrative expenses of $3 million in the first quarter of 2010 compared to the first quarter of 2009.

Restructuring

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Restructuring	$—	$18,671	$(18,671)	(100.0)%

During the first quarter of 2009, we incurred $19 million in restructuring charges, which primarily related to exiting supply contracts, employee termination and other benefits and other exit costs associated with facility closures approved during that period that did not recur in 2010.

Operating Profit

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Operating profit	$85,712	$15,967	$69,745	436.8%

Operating profit was higher in the first quarter of 2010 compared to the first quarter of 2009 as a result of higher gross profit of $70 million and lower restructuring and related charges of $19 million, partially offset by higher selling, general and administrative expenses of $18 million. Changes in foreign currency exchange rates had a favorable impact on operating profit of $1 million in the first quarter of 2010 compared to the first quarter of 2009.

Other Expenses

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Other expenses	$1,406	$3,946	$(2,540)	(64.4)%

During the first quarter of 2010, we wrote off unamortized debt issuance costs and incurred charges for funding fees associated with the sales of certain trade accounts receivable to financial institutions, which combined totaled $1 million. The write-off related to unamortized debt issuance costs resulting from the reduction in borrowing capacity available under the accounts receivable securitization facility that we entered into in November 2007 (the “Accounts Receivable Securitization Facility”) from $250 million to $150 million that we effected in recognition of our lower trade accounts receivable balance resulting from the sales of certain trade accounts receivable to a financial institution outside the Accounts Receivable Securitization Facility.

During the first quarter of 2009, we incurred costs to amend the senior secured credit facility that we entered into in 2006 (the “2006 Senior Secured Credit Facility”) and the Accounts Receivable Securitization Facility of $4 million.

Interest Expense, Net

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$37,495	$36,800	$695	1.9%

Interest expense, net was higher by $1 million in the first quarter of 2010 compared to the first quarter of 2009. The refinancing of our debt structure in December 2009, which included the amendment and restatement of the 2006 Senior Secured Credit Facility (as amended and restated, the “2009 Senior Secured Credit Facility”), the issuance of our $500 million 8.000% Senior Notes due 2016 (the “8% Senior Notes”) and settlement of certain outstanding interest rate hedging instruments, combined with a lower London Interbank Offered Rate, or “LIBOR,” and federal funds rate caused a net increase in interest expense in the first quarter of 2010 compared to the first quarter of 2009 of $6 million.

These increases in interest expense were partially offset by lower outstanding debt balances that reduced interest expense by $5 million. Our weighted average interest rate on our outstanding debt was 5.49% during the first quarter of 2010 compared to 5.88% in the first quarter of 2009.

We are required under the 2009 Senior Secured Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. To comply with this requirement, in the first quarter of 2010 we entered into hedging arrangements whereby we capped the LIBOR interest rate component on an aggregate of $491 million of the floating rate debt under our $500 million Floating Rate Senior Notes due 2014 (the “Floating Rate Senior Notes”) at 4.262%.

Income Tax Expense (Benefit)

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Income tax expense (benefit)	$10,298	$(5,451)	$15,749	NM

Our effective income tax rate was 22% in the first quarter of 2010 and the first quarter of 2009. We recorded a tax benefit on a pre-tax loss of $25 million primarily the result of significant restructuring and related charges in the first quarter of 2009.

The effective income tax rate of 22% for the first quarter of 2010 is primarily attributable to a lower proportion of our earnings attributed to foreign subsidiaries than in the first quarter of 2009, which are taxed at rates lower than the U.S. statutory rate, offset by a benefit in the first quarter of 2010 resulting from the finalization of tax reviews and audits for amounts that were less than originally anticipated. Our effective tax rate reflects our strategic initiative to make capital investments outside the United States in our global supply chain in 2010.

Net Income (Loss)

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net income (loss)	$36,513	$(19,328)	$55,841	NM

Net income for the first quarter of 2010 was higher than the first quarter of 2009 primarily due to higher operating profit of $70 million and lower other expenses of $3 million, partially offset by higher income tax expense of $16 million and higher interest expense of $1 million.

Operating Results by Business Segment — First Quarter Ended April 3, 2010 Compared with First Quarter Ended April 4, 2009

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
		(dollars in thousands)

Net sales:
Innerwear	$450,817	$417,990	$32,827	7.9%
Outerwear	241,848	217,511	24,337	11.2
Hosiery	47,908	50,382	(2,474)	(4.9)
Direct to Consumer	84,492	81,396	3,096	3.8
International	102,775	87,919	14,856	16.9
Other	—	2,643	(2,643)	(100.0)

Total net sales	$927,840	$857,841	$69,999	8.2%

Segment operating profit (loss):
Innerwear	$74,976	$47,356	$27,620	58.3%
Outerwear	4,962	(13,719)	18,681	NM
Hosiery	18,506	17,473	1,033	5.9
Direct to Consumer	873	4,408	(3,535)	(80.2)
International	10,905	9,168	1,737	18.9
Other	—	(15)	15	100.0

Total segment operating profit	110,222	64,671	45,551	70.4
Items not included in segment operating profit:
General corporate expenses	(21,384)	(21,188)	196	0.9
Amortization of trademarks and other
intangibles	(3,126)	(3,089)	37	1.2
Restructuring	—	(18,671)	(18,671)	(100.0)
Inventory write-off included in cost of sales	—	(3,088)	(3,088)	(100.0)
Accelerated depreciation included in cost of sales	—	(2,498)	(2,498)	(100.0)
Accelerated depreciation included in selling,
general and administrative expenses	—	(170)	(170)	(100.0)

Total operating profit	85,712	15,967	69,745	436.8
Other expenses	(1,406)	(3,946)	(2,540)	(64.4)
Interest expense, net	(37,495)	(36,800)	695	1.9

Income (loss) before income tax expense (benefit)	$46,811	$(24,779)	$71,590	NM %

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the first quarter of 2010 is consistent with the first quarter of 2009. Our consolidated selling, general and administrative expenses before segment allocations were $18 million higher in the first quarter of 2010 compared to the first quarter of 2009.

Innerwear

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$450,817	$417,990	$32,827	7.9%
Segment operating profit	74,976	47,356	27,620	58.3

Overall net sales in the Innerwear segment were higher by $33 million or 8% in the first quarter of 2010 compared to the first quarter of 2009, primarily due to space and distribution gains, retailer inventory restocking and stronger sales at retail. We are focused on growing the Innerwear segment by leveraging our strong brands across all distribution channels and using our innovation processes to take advantage of long-term consumer trends. We continue to leverage our scale and consumer insight to gain new space and distribution.

Net sales in our male underwear product category were $22 million higher in the first quarter of 2010 compared to the first quarter of 2009, which reflect higher net sales in our Hanes brand of $20 million primarily due to distribution gains related to a new customer in the discount retail channel, space gains in the mass merchant and department store channels and increased retail sell through. Our male underwear product category continues to benefit from the increased media support for our Hanes brand and from our identification of key long-term megatrends such as comfort and dyed and color products. We have developed innovations to capitalize on these trends such as the Hanes Lay Flat Collar T-shirts and Hanes Comfortsoft waist band briefs and boxers.

Total intimate apparel net sales were $10 million higher in the first quarter of 2010 compared to the first quarter of 2009 primarily due to higher net sales in our Hanes brand of $4 million, our smaller brands (barely there, Just My Size and Wonderbra) of $4 million and our Playtex brand of $3 million. Distribution gains related to a new customer in the discount retail channel and space gains and retailer inventory restocking in the mass merchant and national chain channels contributed to the higher net sales in the intimate apparel product category.

Higher net sales of $1 million in our socks product category reflect higher Hanes brand net sales of $5 million primarily due to space gains in the mass merchant channel, partially offset by a decline in Champion brand net sales of $4 million primarily due to lower net sales in the wholesale club channel in the first quarter of 2010 compared to the first quarter of 2009.

The Innerwear segment gross profit was higher by $32 million in the first quarter of 2010 compared to the first quarter of 2009. The higher gross profit was primarily due to higher sales volume of $17 million, lower production costs of $7 million related to lower energy and oil-related costs, including freight costs, lower cotton costs of $6 million, higher product pricing of $4 million before increased sales incentives, savings from our prior restructuring actions of $3 million, lower on-going excess and obsolete inventory costs of $3 million, vendor price reductions of $3 million and lower other manufacturing costs of $3 million primarily related to cost reductions at our manufacturing facilities. These lower costs were partially offset by higher sales incentives of $7 million due to investments made with retailers and an unfavorable product sales mix of $7 million.

As a percent of segment net sales, gross profit in the Innerwear segment was 35.9% in the first quarter of 2010 compared to 31.1% in the first quarter of 2009, increasing as a result of the items described above.

The higher Innerwear segment operating profit in the first quarter of 2010 compared to the first quarter of 2009 was primarily attributable to higher gross profit and savings of $2 million from prior restructuring actions primarily for compensation and related benefits, partially offset by higher media related MAP expenses of $4 million and higher non-media related MAP expenses of $2 million.

Outerwear

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$241,848	$217,511	$24,337	11.2%
Segment operating profit	4,962	(13,719)	18,681	NM

Our Outerwear segment net sales, which benefited from space and distribution gains and stronger sales at retail, were higher by $24 million or 11% in the first quarter of 2010 compared to the first quarter of 2009. Casualwear net sales were higher in both the retail and wholesale channels by $16 million and $5 million, respectively. The higher net sales of 49% in the retail casualwear channel reflect space gains resulting primarily from an exclusive long-term agreement entered into with Wal-Mart in April 2009 that significantly expanded the presence of our Just My Size brand. This integrated program with Wal-Mart develops, sources, and merchandises a line of women’s clothing designed to meet the needs of plus size women.

Our Champion brand activewear net sales, which continue to be positively impacted by our marketing investment in the brand and space gains in wholesale club and sporting goods channels, were higher by $5 million or 5%. Our Champion brand has achieved consistent growth by focusing on the fast growing active demographic with a unique moderate price positioning.

The Outerwear segment gross profit was higher by $22 million in the first quarter of 2010 compared to the first quarter of 2009. The higher gross profit was primarily due to higher sales volume of $10 million, lower cotton costs of $7 million, lower production costs of $4 million related to lower energy and oil-related costs, including freight costs, lower other manufacturing costs of $3 million primarily related to cost reductions at our manufacturing facilities, lower sales incentives of $3 million and vendor price reductions of $2 million. These lower costs were partially offset by lower product pricing of $7 million primarily within the wholesale casualwear channel and an unfavorable product sales mix of $2 million.

As a percent of segment net sales, gross profit in the Outerwear segment was 21.1% in the first quarter of 2010 compared to 13.3% in the first quarter of 2009, increasing as a result of the items described above.

The higher Outerwear segment operating profit in the first quarter of 2010 compared to the first quarter of 2009 was primarily attributable to higher gross profit, partially offset by higher non-media related MAP expenses of $3 million and higher media related MAP expenses of $1 million.

Hosiery

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$47,908	$50,382	$(2,474)	(4.9)%
Segment operating profit	18,506	17,473	1,033	5.9

Net sales in the Hosiery segment declined by $2 million or 5%, which was primarily due to lower sales of our L’eggs brand to mass retailers and food and drug stores. The first quarter decline rate reflects the fourth consecutive quarter of improved net sales trends. The hosiery category has been in a state of consistent decline for the past decade, as the trend toward casual dress reduced demand for sheer hosiery. While we do not anticipate growth in the Hosiery segment, net sales may potentially flatten after declines continue through 2010 as this business is now the size of a specialty business and the major space contractions that retailers have made to their hosiery sections have largely been implemented. We are also seeing signs of younger consumers becoming interested in the category as tights have become an established trend. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

The Hosiery segment gross profit was higher by $2 million in the first quarter of 2010 compared to the first quarter of 2009. The higher gross profit for the first quarter of 2010 compared to the first quarter of 2009 was primarily the result of lower other manufacturing costs of $1 million, higher product pricing of $1 million and vendor price reductions of $1 million, partially offset by lower sales volume of $2 million.

As a percent of segment net sales, gross profit in the Hosiery segment was 57.5% in the first quarter of 2010 compared to 51.0% in the first quarter of 2009, increasing as a result of the items described above.

The higher Hosiery segment operating profit in the first quarter of 2010 compared to the first quarter of 2009 is primarily attributable to higher gross profit, partially offset by higher media related MAP expenses of $1 million.

Direct to Consumer

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$84,492	$81,396	$3,096	3.8%
Segment operating profit	873	4,408	(3,535)	(80.2)

Direct to Consumer segment net sales were $3 million or 4% higher in the first quarter of 2010 compared to the first quarter of 2009 primarily due to higher net sales related to our Internet operations and higher net sales in our outlet stores attributable to new store openings since the first quarter of 2009. Comparable store sales were slightly lower (2%) driven by lower traffic.

The Direct to Consumer segment gross profit was higher by $1 million in the first quarter of 2010 compared to the first quarter of 2009. The higher gross profit was primarily due to higher sales volume of $2 million. As a percent of segment net sales, gross profit in the Direct to Consumer segment was 61.9% in the first quarter of 2010 compared to 62.9% in the first quarter of 2009.

The lower Direct to Consumer segment operating profit in the first quarter of 2010 compared to the first quarter of 2009 was primarily attributable to higher non-media related MAP expenses of $2 million, higher expenses of $2 million as a result of new retail stores or expanding existing stores over the last 12 months and higher distribution expenses of $1 million, partially offset by higher gross profit.

International

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$102,775	$87,919	$14,856	16.9%
Segment operating profit	10,905	9,168	1,737	18.9

Overall net sales in the International segment were higher by $15 million or 17% in the first quarter of 2010 compared to the first quarter of 2009, primarily attributable to a favorable impact of $9 million related to foreign currency exchange rates and stronger net sales in Canada and Mexico. Excluding the impact of foreign exchange rates on currency, International segment net sales increased by 6% in the first quarter of 2010 compared to the first quarter of 2009. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Canadian dollar, Mexican peso and Brazilian real compared to the U.S. dollar. During the first quarter of 2010, we experienced higher net sales, in each case excluding the impact of foreign currency exchange rates, in our activewear and male underwear businesses in Canada of $6 million and in our intimate apparel business in Mexico of $2 million, partially offset by lower net sales in our casualwear business in Europe of $2 million and lower net sales in Japan of $1 million. Our most established businesses are in Canada and Mexico where we hold leading Innerwear positions with strong market shares in intimate apparel and male underwear product categories. In certain international markets we are focusing on adopting global designs for some product categories to quickly launch new styles to expand our market position. The higher net sales reflect our successful efforts to improve our strong positions.

The International segment gross profit was higher by $6 million in the first quarter of 2010 compared to the first quarter of 2009. The higher gross profit was primarily a result of a favorable impact related to foreign currency exchange rates of $4 million and higher sales volume of $3 million.

As a percent of segment net sales, gross profit in the International segment was 41.1% in the first quarter of 2010 compared to the first quarter of 2009 at 40.9%, increasing as a result of the items described above.

The higher International segment operating profit in the first quarter of 2010 compared to the first quarter of 2009 was primarily attributable to the higher gross profit, partially offset by higher selling and other marketing expenses of $2 million and higher distribution expenses of $1 million. The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on operating profit of $1 million in the first quarter of 2010 compared to the first quarter of 2009.

Other

	Quarter Ended
	April 3,	April 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$—	$2,643	$(2,643)	(100.0)%
Segment operating profit (loss)	—	(15)	15	100.0

Sales in our Other segment primarily consisted of sales of yarn to third parties, which were intended to maintain asset utilization at certain manufacturing facilities and generate approximate break even margins. In October 2009, we completed the sale of our yarn operations as a result of which we ceased making our own yarn and now source all of our yarn requirements from large-scale yarn suppliers. As a result of the sale of our yarn operations, we no longer have net sales in our Other segment.

General Corporate Expenses

General corporate expenses were flat in the first quarter of 2010 compared to the first quarter of 2009 primarily due to lower start-up and shut-down costs of $5 million associated with the consolidation and globalization of our supply chain, partially offset by $2 million related to foreign exchange transaction losses and higher other expenses of $3 million.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are cash generated by operations and availability under our Revolving Loan Facility, Accounts Receivable Securitization Facility and our international loan facilities. At April 3, 2010, we had $269 million of borrowing availability under our $400 million Revolving Loan Facility (after taking into account outstanding letters of credit), $45 million of borrowing availability under our international loan facilities, $42 million in cash and cash equivalents and $4 million of borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

The following have impacted or are expected to impact liquidity:

•	we have principal and interest obligations under our debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to ramp up our lower-cost manufacturing capacity in Asia, Central America and the Caribbean Basin and enhance efficiency;

•	we expect to make payments related to actions taken in prior periods related to our restructuring efforts;

•	we may selectively pursue strategic acquisitions;

•	we could increase or decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly impact our effective income tax rate; and

•	our board of directors has authorized the repurchase of up to 10 million shares of our stock in the open market over the next few years (2.8 million of which we have repurchased as of April 3, 2010 at a cost of $75 million), although we may choose not to repurchase any stock and instead focus on the repayment of our debt.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. We have restructured our supply chain over the past three years to create more efficient production clusters that utilize fewer, larger facilities and to balance production capability between the Western Hemisphere and Asia. As a result of increased sales expectations for 2010 as discussed below in the “Outlook” section of this MD&A, we have secured additional capacity with outside contractors to support sales growth. With our global supply chain infrastructure substantially in place, we are now focused on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. We are focused on optimizing the working capital needs of our supply chain through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements. Factors that could help us in these efforts include higher sales volume and the realization of additional cost benefits from previous restructuring and related actions.

As of April 3, 2010, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K or other SEC filings could cause noncompliance.

Our debt under the 2009 Senior Secured Credit Facility, Floating Rate Senior Notes and Accounts Receivable Securitization Facility bear interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. We are required under the 2009 Senior Secured Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. To comply with this requirement, in the first quarter of 2010 we entered into hedging arrangements whereby we capped the LIBOR interest rate component on an aggregate of $491 million of the floating rate debt under the Floating Rate Senior Notes at 4.262%. The interest rate cap arrangements, with notional amounts of $241 million and $250 million, expire in December 2011.

Outlook

We have built a powerful three-plank growth platform designed to use big brands to increase sales domestically and internationally, use a low-cost worldwide supply chain to expand margins, and use strong cash flow to support multiple strategies to create value.

The first plank of our growth platform is the size and power of our brands. We have made significant investment in our consumer insights capability, innovative product development, and marketing. We have very large U.S. share positions, with the No. 1 share in all our innerwear categories and strong positions in outerwear categories, but we have ample opportunities to further build share. Internationally, our commercial markets include Mexico, Canada, Japan, India, Brazil and China where a substantial amount of gross domestic product growth outside the United States will be concentrated over the next decade.

The second plank of our growth platform is the unique, low-cost global supply chain that we have just built. Our low-cost, high-scale supply chain spans both the Western and Eastern hemispheres and creates a competitive advantage for us around the globe. Our supply chain has generated significant cost savings, margin expansion and contributions to cash flow and will continue to do so as we further optimize our size, scale and production capability. To support our growth, we have increased our production capacity. Our Nanjing textile facility started production in the fourth quarter of 2009 and we expect to ramp up production over the next 15 months.

The third plank of our growth platform is our ability to consistently generate strong cash flow. We have the potential to increase cash flow, and we have a new flexible long-term capital structure that allows us to use cash in executing multiple strategies for earnings growth, including debt reduction and selective tactical acquisitions.

We have secured significant shelf-space and distribution gains at retail, and started to ship product for most of this increased space in 2010. Program gains significantly outnumber program losses, and we expect the net space gains to generate slightly more than 5 percentage points of incremental sales growth in 2010, independent of a consumer spending rebound. By segment, two-thirds of the increases are expected in our Innerwear segment and most of the remainder in our Outerwear segment. However, both our Direct to Consumer and International segments should also see mid-single-digit growth in 2010. Based upon strong first quarter 2010 performance, we could see sales growth of 1 to 3 percentage points in 2010 from an overall increase in consumer spending, retailer inventory restocking and foreign currency exchange rates.

As a result of the increased sales expectations, we may invest an incremental $5 million to $10 million in advertising and trade spending over the remainder of the year which should restore our media spending back to a range of $90 to $100 million in an effort to further build market share growth.

During 2010, we expect our annual gross capital spending to be relatively comparable to our annual depreciation and amortization expense and should represent our last high year of gross capital spending. We now expect net capital expenditures of approximately $60 to $70 million in the full year 2010 to support our expectation for increasing sales, up from $50 million previously expected. We may also need to carry additional inventory into 2011 to support continuing sales momentum and secure additional production capacity with outside contractors as needed.

While cotton and oil-related costs were lower in the first quarter of 2010 compared to the first quarter of 2009, we continue to see higher prices for cotton and oil-related materials in the market, which will impact our results for the remainder of 2010. After taking into consideration the cotton costs currently included in inventory, we expect our cost of cotton to average 69 cents per pound for the full year of 2010 compared to 55 cents per pound for 2009 which will be a negative impact of approximately $34 million compared to the full year of 2009. The current market price for cotton, which will impact our operating results in the latter half of 2010, has risen to the low 80 cents per pound range. If we continue to see sustained increases, we may need to increase prices or find other cost reductions to mitigate the impact.

Cash Requirements for Our Business

We rely on our cash flows generated from operations and the borrowing capacity under our Revolving Loan Facility, Accounts Receivable Securitization Facility and international loan facilities to meet the cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments, restructuring costs, contributions to our pension plans and repurchases of our stock. We believe we have sufficient cash and available borrowings for our liquidity needs. The flexibility provided by the debt refinancing we completed in December 2009 provides greater opportunity to pay down debt, repurchase our stock, pursue selected acquisitions or make discretionary contributions to our pension plans.

Capital spending has varied significantly from year to year as we executed our supply chain consolidation and globalization strategy and the integration and consolidation of our technology systems. As a result of increased sales expectations for 2010, we expect to invest $60 to $70 million in net capital expenditures, up from $50 million previously expected and intend to carry adequate inventory levels to maximize sales potential. We spent $28 million on gross capital expenditures during the first quarter of 2010, which were offset by cash proceeds of $40 million from sales of exited supply chain facilities and sale-leaseback transactions.

There have been no other significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended January 2, 2010.

Sources and Uses of Our Cash

The information presented below regarding the sources and uses of our cash flows for the quarters ended April 3, 2010 and April 4, 2009 was derived from our consolidated financial statements.

	Quarter Ended
	April 3,	April 4,
	2010	2009
	(dollars in thousands)

Operating activities	$(38,962)	$(57,976)
Investing activities	11,645	(55,266)
Financing activities	30,717	78,270
Effect of changes in foreign currency exchange rates
on cash	277	(701)

Increase (decrease) in cash and cash equivalents	3,677	(35,673)
Cash and cash equivalents at beginning of year	38,943	67,342

Cash and cash equivalents at end of period	$42,620	$31,669

Operating Activities

Net cash used in operating activities was $39 million in the first quarter of 2010 compared to $58 million in the first quarter of 2009. The net decrease in cash used in operating activities of $19 million for the first quarter of 2010 compared to the first quarter of 2009 is primarily attributable to higher net income of $56 million partially offset by higher uses of our working capital of $37 million.

Net inventory increased $134 million from January 2, 2010 in order to build for the seasonally stronger second quarter and back-to-school period and to support new programs. In addition, our work in process inventory was slightly higher due to the Haiti earthquake disruption and the Asia supply chain transition and production ramp-up.

With our global supply chain infrastructure substantially in place, we are now focused on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. We are focused on optimizing the working capital needs of our supply chain through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements.

Investing Activities

Net cash provided by investing activities was $12 million in the first quarter of 2010 compared to net cash used in investing activities of $55 million in the first quarter of 2009. The higher net cash from investing activities of $67 million for in the first quarter of 2010 compared to the first quarter of 2009 was primarily the result of higher proceeds from sales of assets of $40 million and lower gross capital expenditures of $28 million. During the first quarter of 2010, proceeds from sales of assets were $40 million, primarily resulting from sale-leaseback transactions involving three distribution centers.

Financing Activities

Net cash provided by financing activities was $31 million in the first quarter of 2010 compared to $78 million in the first quarter of 2009. The lower net cash from financing activities of $48 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily the result of lower net borrowings on the Revolving Loan Facility of $61 million, higher net repayments on notes payable of $13 million and a $2 million repayment of debt under the 2009 Senior Secured Credit Facility during the first quarter of 2010, which was partially offset by payments of $21 million for debt amendment fees associated with the amendments of the Accounts Receivable Securitization Facility and the 2006 Senior Secured Credit Facility during the first quarter of 2009 and higher net borrowings of $7 million on the Accounts Receivable Securitization Facility during the first quarter of 2010.

Cash and Cash Equivalents

As of April 3, 2010 and January 2, 2010, cash and cash equivalents were $43 million and $39 million, respectively. The higher cash and cash equivalents as of April 3, 2010 was primarily the result of net cash provided by financing activities of $31 million and net cash provided by investing activities of $12 million, partially offset by net cash used in operating activities of $39 million.

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, titled “Summary of Significant Accounting Policies,” to our financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2010.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 2, 2010. There have been no material changes in these policies during the quarter ended April 3, 2010.

Recently Issued Accounting Pronouncements

Fair Value Disclosures

In January 2010, the Financial Accounting Standards Board issued new accounting rules related to the disclosure requirements for fair value measurements. The new accounting rules require new disclosures for significant transfers between Levels 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The new accounting rules also clarify existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The new accounting rules are effective for our first interim fiscal period beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the disclosures effective for the first interim fiscal period beginning after December 15, 2009 did not have a material impact on our financial condition, results of operations or cash flows but resulted in certain additional disclosures reflected in Note 8 to the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended January 2, 2010.

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

Item 1A.	Risk Factors

No updates to report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ E. Lee Wyatt Jr.
E. Lee Wyatt Jr.
Executive Vice President,
Chief Financial Officer

Date: April 29, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008).
3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.12	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.13	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.14	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.15	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.16	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.17	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.18	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.19	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.20	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.21	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.)(incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.22	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.23	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.24	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.25	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.26	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.27	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.28	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.29	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.30	Certificate of Formation of Inner Self LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.31	Limited Liability Company Agreement of Inner Self LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.32	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.33	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.34	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.35	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC (incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.36	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.37	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.38	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.39	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.40	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.41	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.42	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.43	Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
10.1	Hanesbrands Inc. Retirement Savings Plan, as amended.
10.2	Hanesbrands Inc. Employee Stock Purchase Plan of 2006, as amended.
31.1	Certification of Richard A. Noll, Chief Executive Officer.
31.2	Certification of E. Lee Wyatt Jr., Chief Financial Officer.
32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2	Section 1350 Certification of E. Lee Wyatt Jr., Chief Financial Officer.

E-4