Form 10-Q
period 2010-07-03
Hanesbrands Inc.
filed 2010-07-28
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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

As of July 26, 2010, there were 95,663,822 shares of the registrant’s common stock outstanding.

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

HANESBRANDS INC.

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net sales	$1,075,852	$986,022	$2,003,692	$1,843,863
Cost of sales	701,046	658,631	1,301,456	1,258,596

Gross profit	374,806	327,391	702,236	585,267
Selling, general and administrative expenses	252,001	230,699	493,719	453,937
Restructuring	—	12,544	—	31,215

Operating profit	122,805	84,148	208,517	100,115
Other expenses	2,628	168	4,034	4,114
Interest expense, net	36,573	44,807	74,068	81,607

Income before income tax expense (benefit)	83,604	39,173	130,415	14,394
Income tax expense (benefit)	(1,808)	8,618	8,490	3,167

Net income	$85,412	$30,555	$121,925	$11,227

Earnings per share:
Basic	$0.89	$0.32	$1.27	$0.12
Diluted	$0.87	$0.32	$1.25	$0.12
Weighted average shares outstanding:
Basic	96,420	95,023	96,376	94,724
Diluted	98,027	96,167	97,781	95,607

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	July 3,	January 2,
	2010	2010

Assets
Cash and cash equivalents	$36,797	$38,943
Trade accounts receivable less allowances of $25,414 at July 3, 2010 and $25,776 at January 2, 2010	512,801	450,541
Inventories	1,295,621	1,049,204
Deferred tax assets and other current assets	271,945	283,869

Total current assets	2,117,164	1,822,557

Property, net	595,687	602,826
Trademarks and other identifiable intangibles, net	131,432	136,214
Goodwill	322,002	322,002
Deferred tax assets and other noncurrent assets	447,436	442,965

Total assets	$3,613,721	$3,326,564

Liabilities and Stockholders’ Equity
Accounts payable	$460,339	$351,971
Accrued liabilities	267,266	295,635
Notes payable	32,429	66,681
Current portion of debt	132,515	164,688

Total current liabilities	892,549	878,975

Long-term debt	1,868,672	1,727,547
Other noncurrent liabilities	390,217	385,323

Total liabilities	3,151,438	2,991,845

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 95,663,822 at July 3, 2010 and 95,396,967 at January 2, 2010	957	954
Additional paid-in capital	293,826	287,955
Retained earnings	390,730	268,805
Accumulated other comprehensive loss	(223,230)	(222,995)

Total stockholders’ equity	462,283	334,719

Total liabilities and stockholders’ equity	$3,613,721	$3,326,564

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	July 3,	July 4,
	2010	2009

Operating activities:
Net income	$121,925	$11,227
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	36,601	39,448
Amortization of intangibles	6,128	6,181
Restructuring	—	(1,554)
Write-off on early extinguishment of debt	2,340	—
Charges incurred for amendments of credit facilities	—	4,114
Amortization of debt issuance costs	6,482	4,915
Amortization of loss on interest rate hedge	9,542	—
Stock compensation expense	5,818	18,382
Deferred taxes and other	(7,649)	(7,281)
Changes in assets and liabilities:
Accounts receivable	(63,694)	(98,093)
Inventories	(249,419)	59,144
Other assets	14,161	18,915
Accounts payable	108,013	(36,006)
Accrued liabilities and other	(54,520)	7,125

Net cash provided by (used in) operating activities	(64,272)	26,517

Investing activities:
Purchases of property, plant and equipment	(58,099)	(77,816)
Proceeds from sales of assets	45,196	8,779
Other	(519)	—

Net cash used in investing activities	(13,422)	(69,037)

Financing activities:
Borrowings on notes payable	631,745	818,880
Repayments on notes payable	(665,991)	(816,676)
Payments to amend credit facilities	—	(22,165)
Borrowings on revolving loan facility	1,075,000	949,525
Repayments on revolving loan facility	(939,500)	(889,525)
Repayment of debt under 2009 Senior Secured Credit Facility	(59,063)	—
Borrowings on Accounts Receivable Securitization Facility	149,406	128,009
Repayments on Accounts Receivable Securitization Facility	(116,891)	(144,626)
Proceeds from stock options exercised	1,420	—
Other	121	(594)

Net cash provided by financing activities	76,247	22,828

Effect of changes in foreign exchange rates on cash	(699)	(89)

Decrease in cash and cash equivalents	(2,146)	(19,781)
Cash and cash equivalents at beginning of year	38,943	67,342

Cash and cash equivalents at end of period	$36,797	$47,561

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

To reflect a change previously made in the classification of freight expenses payable, a revision to the six months ended July 4, 2009 Condensed Consolidated Statement of Cash Flows was made to reclassify changes in cash related to these payables from Accrued Liabilities and Other to Accounts Payable. This reclassification had no impact on the Company’s previously reported total net cash flows from operating, investing or financing activities.

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

Fair Value Disclosures

In January 2010, the FASB issued new accounting rules related to the disclosure requirements for fair value measurements. The new accounting rules require new disclosures regarding significant transfers between Levels 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The new accounting rules also clarify existing disclosures regarding the level of disaggregation of assets or liabilities

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

and the valuation techniques and inputs used to measure fair value. The new accounting rules are effective for the Company’s first interim fiscal period beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the disclosures effective for the Company’s first interim fiscal period beginning after December 15, 2009 did not have a material impact on the Company’s financial condition, results of operations or cash flows but resulted in certain additional disclosures reflected in Note 8.

(3)  Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the quarters and six months ended July 3, 2010 and July 4, 2009. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares for the quarters and six months ended July 3, 2010 and July 4, 2009 is as follows:

	Quarter Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Basic weighted average shares	96,420	95,023	96,376	94,724
Effect of potentially dilutive securities:
Stock options	1,062	—	842	—
Restricted stock units	542	1,049	561	730
Employee stock purchase plan and other	3	95	2	153

Diluted weighted average shares	98,027	96,167	97,781	95,607

For the quarters ended July 3, 2010 and July 4, 2009, options to purchase 606 and 5,943 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the six months ended July 3, 2010 and July 4, 2009, 0 and 48 restricted stock units, respectively, and options to purchase 606 and 5,943 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

(4)	Inventories

Inventories consisted of the following:

	July 3,	January 2,
	2010	2010

Raw materials	$142,522	$106,138
Work in process	142,445	100,686
Finished goods	1,010,654	842,380

	$1,295,621	$1,049,204

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(5)	Trade Accounts Receivable

Allowances for Trade Accounts Receivable

The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions for the quarter and six months ended July 3, 2010 are as follows:

		Allowance
	Allowance	for
	for	Chargebacks
	Doubtful	and Other
	Accounts	Deductions	Total

Balance at January 2, 2010	$15,502	$10,274	$25,776
Charged to expenses	(107)	6,026	5,919
Deductions and write-offs	(53)	(893)	(946)

Balance at April 3, 2010	15,342	15,407	30,749

Charged to expenses	(1,617)	(1,852)	(3,469)
Deductions and write-offs	(79)	(1,787)	(1,866)

Balance at July 3, 2010	$13,646	$11,768	$25,414

Charges to the allowance for doubtful accounts are reflected in the “Selling, general and administrative expenses” line and charges to the allowance for customer chargebacks and other customer deductions are primarily reflected as a reduction in the “Net sales” line of the Condensed Consolidated Statements of Income. Deductions and write-offs, which do not increase or decrease income, represent write-offs of previously reserved accounts receivable and allowed customer chargebacks and deductions against gross accounts receivable.

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

During the quarter and six months ended July 3, 2010, the Company recognized funding fees of $974 and $1,463, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Condensed Consolidated Statements of Income.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(6)	Debt

The Company had the following debt at July 3, 2010 and January 2, 2010:

	Interest
	Rate as of	Principal Amount
	July 3,	July 3,	January 2,
	2010	2010	2010	Maturity Date

2009 Senior Secured Credit Facility:
Term Loan Facility	5.25%	$690,937	$750,000	December 2015
Revolving Loan Facility	4.93%	187,000	51,500	December 2013
8% Senior Notes	8.00%	500,000	500,000	December 2016
Floating Rate Senior Notes	4.12%	490,735	490,735	December 2014
Accounts Receivable Securitization Facility	2.90%	132,515	100,000	December 2010

		2,001,187	1,892,235
Less current maturities		132,515	164,688

		$1,868,672	$1,727,547

As of July 3, 2010, the Company had $187,000 outstanding under the $400,000 revolving loan facility under the senior secured credit facility that the Company entered into in 2006 (the “2006 Senior Secured Credit Facility”) and amended and restated in December 2009 (as amended and restated, the “2009 Senior Secured Credit Facility”), $19,246 of standby and trade letters of credit issued and outstanding under this facility and $193,754 of borrowing availability.

On January 29, 2010, in recognition of the lower trade accounts receivable balance resulting from the sale by the Company of certain trade accounts receivable to a financial institution outside the accounts receivable securitization facility that the Company entered into in November 2007 (the “Accounts Receivable Securitization Facility”), HBI Receivables LLC, the Company’s wholly-owned bankruptcy-remote subsidiary that is a party to such facility, gave notice to the agent and the managing agents under the Accounts Receivable Securitization Facility that, as permitted by the terms of such facility, effective February 11, 2010, the amount of funding available under the Accounts Receivable Securitization Facility was being reduced from $250,000 to $150,000. During the quarter and six months ended July 3, 2010, the Company recognized $0 and $686, respectively, of a write-off on early extinguishment of debt related to unamortized debt issuance costs on the Accounts Receivable Securitization Facility as a result of the reduction in borrowing capacity. During the quarter and six months ended July 3, 2010, the Company recognized $1,654 of a write-off on early extinguishment of debt related to unamortized debt issuance costs on the 2009 Senior Secured Credit Facility as a result of the prepayment of $57,188 of principal in April 2010. The Company also recognized $0 and $231 in additional charges related to the amendments of credit facilities in 2009 during the quarter and six months ended July 3, 2010, respectively. These charges are reflected in the “Other expenses” line of the Condensed Consolidated Statements of Income.

During the quarter and six months ended July 4, 2009, the Company recognized charges of $168 and $4,114, respectively, in the “Other expenses” line of the Condensed Consolidated Statements of Income, which represent certain costs related to amendments of the 2006 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility.

As of July 3, 2010, the Company was in compliance with all covenants under its credit facilities.

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

Mark to Market Hedges — Intercompany Foreign Exchange Transactions

The Company uses foreign exchange derivative contracts to reduce the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. Mark to market hedge derivatives relating to intercompany foreign exchange contracts are reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. As of July 3, 2010, the U.S. dollar equivalent of commitments to purchase and sell foreign currencies in the Company’s foreign currency mark to market hedge derivative portfolio is $11,756 and $41,692, respectively, using the exchange rate at the reporting date.

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

Historically, the principal currencies hedged by the Company include the Euro, Mexican peso, Canadian dollar and Japanese yen. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. As of July 3, 2010, the U.S. dollar equivalent of commitments to sell foreign currencies in the Company’s foreign currency cash flow hedge derivative portfolio was $28,302, using the exchange rate at that date.

Cash Flow Hedges — Commodity Derivatives

Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. From time to time, the Company uses commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedge instrument. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The effective portion of commodity hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. The settlement of commodity hedge derivative contracts related to the purchase of inventory is reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. There were no amounts outstanding under cotton futures or cotton option contracts at July 3, 2010 and January 2, 2010.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Fair Values of Derivative Instruments

The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

		Fair Value
		July 3,	January 2,
	Balance Sheet Location	2010	2010

Derivative assets — hedges
Interest rate contracts	Other assets	$102	$—
Foreign exchange contracts	Other current assets	157	407

Total derivative assets — hedges		259	407

Derivative assets — non-hedges
Foreign exchange contracts	Other current assets	1,015	207

Total derivative assets		$1,274	$614

Derivative liabilities — hedges
Foreign exchange contracts	Accrued liabilities	(304)	(107)

Total derivative liabilities — hedges		(304)	(107)

Derivative liabilities — non-hedges
Foreign exchange contracts	Accrued liabilities	(312)	(432)

Total derivative liabilities		$(616)	$(539)

Net derivative asset		$658	$75

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

				Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in		Location of	Accumulated
	Accumulated Other		Gain (Loss)	Other Comprehensive
	Comprehensive Loss		Reclassified from	Loss into Income
	(Effective Portion)		Accumulated Other	(Effective Portion)
	Quarter Ended		Comprehensive	Quarter Ended
	July 3,	July 4,	Loss into Income	July 3,	July 4,
	2010	2009	(Effective Portion)	2010	2009

Interest rate contracts	$(247)	$6,996	Interest expense, net	$(4,765)	$(101)
Foreign exchange contracts	1,222	(1,739)	Cost of sales	153	(219)

Total	$975	$5,257		$(4,612)	$(320)

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

				Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in		Location of	Accumulated
	Accumulated Other		Gain (Loss)	Other Comprehensive
	Comprehensive Loss		Reclassified from	Loss into Income
	(Effective Portion)		Accumulated Other	(Effective Portion)
	Six Months Ended		Comprehensive	Six Months Ended
	July 3,	July 4,	Loss into Income	July 3,	July 4,
	2010	2009	(Effective Portion)	2010	2009

Interest rate contracts	$(417)	$18,012	Interest expense, net	$(9,622)	$(129)
Foreign exchange contracts	291	(869)	Cost of sales	(624)	1,113
Commodity contracts	—	—	Cost of sales	—	(96)

Total	$(126)	$17,143		$(10,246)	$888

The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated Other Comprehensive Loss of approximately $14,783.

The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income. The Company recognized gains (losses) for the quarter and six months ended July 3, 2010 related to ineffectiveness of hedging relationships for foreign exchange contracts of $(2) and $7, respectively. The Company recognized losses related to ineffectiveness of hedging relationships for the quarter ended July 4, 2009 of $(150), consisting of $(143) for interest rate contracts and $(7) for foreign exchange contracts. The Company recognized gains (losses) related to ineffectiveness of hedging relationships for the six months ended July 4, 2009 of $144, consisting of $152 for interest rate contracts and $(8) for foreign exchange contracts.

The effect of mark to market hedge derivative instruments on the Condensed Consolidated Statements of Income is as follows:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income		Recognized in Income
	Location of Gain (Loss)	Quarter Ended		Six Months Ended
	Recognized in Income on	July 3,	July 4,	July 3,	July 4,
	Derivative	2010	2009	2010	2009

Foreign exchange contracts	Selling, general and administrative expenses	$2,573	$1,132	$529	$1,176

Total		$2,573	$1,132	$529	$1,176

(8)	Fair Value of Assets and Liabilities

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

As of July 3, 2010, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis. The fair values of interest rate derivatives are determined with pricing models using LIBOR interest rate curves, spreads, volatilities and other relevant information developed using market data and are categorized as Level 2. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2.

There were no changes during the quarter ended July 3, 2010 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended July 3, 2010. As of July 3, 2010, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of
	July 3, 2010
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Foreign exchange derivative contracts	$—	$1,172	$—
Foreign exchange derivative contracts	—	(616)	—
Interest rate derivative contracts	—	102	—

Total	$—	$658	$—

	Assets (Liabilities) at Fair Value as of
	January 2, 2010
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Foreign exchange derivative contracts	$—	$614	$—
Foreign exchange derivative contracts	—	(539)	—

Total	$—	$75	$—

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of July 3, 2010 and January 2, 2010. The fair value of debt was $1,974,227 and $1,881,868 as of July 3, 2010 and January 2, 2010 and had a carrying value of $2,001,187 and $1,892,235, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable approximated fair value as of July 3, 2010 and January 2, 2010, primarily due to the short-term nature of these instruments.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(9)	Comprehensive Income

The Company’s comprehensive income is as follows:

	Quarter Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net income	$85,412	$30,555	$121,925	$11,227
Translation adjustments	(6,831)	10,791	(6,320)	8,256
Amortization of loss on interest rate hedge, net of tax of $1,880, $0, $3,804 and $0, respectively	2,837	—	5,737	—
Net derivative activity on qualifying cash flow hedges, net of tax of $347, $2,170, $231 and $6,324, respectively	523	3,407	348	9,931
Amounts amortized into net periodic cost:
Prior service cost, net of tax of $3, $3, $6 and $6, respectively	4	4	8	8
Actuarial loss, net of tax of $860, $810, $1,720 and $1,620, respectively	1,297	1,271	2,594	2,542

Comprehensive income	$83,242	$46,028	$124,292	$31,964

(10)	Income Taxes

The Company’s effective income tax rate was (2)% and 7% for the quarter and six months ended July 3, 2010, respectively, and 22% for the quarter and six months ended July 3, 2009.

The effective income tax rate of (2)% and 7% for the quarter and six months ended July 3, 2010, respectively, was primarily attributable to a discrete, non-recurring income tax benefit of approximately $17 million and $20 million for the quarter and six months ended July 3, 2010, respectively. The income tax benefit resulted from a change in estimate associated with the remeasurement of unrecognized tax benefit accruals and the determination that certain tax positions had been effectively settled following the finalization of tax reviews and audits for amounts that were less than originally anticipated. This non-recurring income tax benefit was partially offset by a lower proportion of the Company’s earnings attributed to foreign subsidiaries than in the quarter and six months ended July 4, 2009 which are taxed at rates lower than the U.S. statutory rate.

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

Based on the Company’s computation of the final amount of deferred taxes for the Company’s opening balance sheet as of September 6, 2006, the amount that is expected to be collected from Sara Lee based on the Company’s computation of $72,223, which reflects a preliminary cash installment received from Sara Lee of $18,000, is included as a receivable in “Deferred tax assets and other current assets” in the Condensed Consolidated Balance Sheets as of July 3, 2010 and January 2, 2010. The Company and Sara Lee have exchanged information in connection with this matter, but Sara Lee has disagreed with the Company’s computation. In accordance with the dispute resolution provisions of the tax sharing agreement, on August 3, 2009, the Company submitted the dispute to binding arbitration. The arbitration process is ongoing, and the Company will continue to prosecute its claim. The Company does not believe that the resolution of this dispute will have a material impact on the Company’s financial position, results of operations or cash flows.

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net sales:
Innerwear	$559,250	$508,337	$1,010,067	$926,327
Outerwear	263,331	226,835	505,179	444,346
Hosiery	31,923	39,966	79,831	90,348
Direct to Consumer	93,861	93,458	178,353	174,854
International	127,487	111,792	230,262	199,711
Other	—	5,634	—	8,277

Total net sales	$1,075,852	$986,022	$2,003,692	$1,843,863

	Quarter Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Segment operating profit (loss):
Innerwear	$88,695	$83,312	$163,671	$130,668
Outerwear	17,361	6,882	22,323	(6,837)
Hosiery	8,833	12,104	27,339	29,577
Direct to Consumer	7,264	10,938	8,137	15,346
International	14,733	9,969	25,638	19,137
Other	—	(1,795)	—	(1,810)

Total segment operating profit	136,886	121,410	247,108	186,081
Items not included in segment operating profit (loss):
General corporate expenses	(11,079)	(21,506)	(32,463)	(42,694)
Amortization of trademarks and other identifiable intangibles	(3,002)	(3,092)	(6,128)	(6,181)
Restructuring	—	(12,544)	—	(31,215)
Inventory write-offs included in cost of sales	—	(159)	—	(3,247)
Accelerated depreciation included in cost of sales	—	224	—	(2,274)
Accelerated depreciation included in selling, general and administrative expenses	—	(185)	—	(355)

Total operating profit	122,805	84,148	208,517	100,115
Other expenses	(2,628)	(168)	(4,034)	(4,114)
Interest expense, net	(36,573)	(44,807)	(74,068)	(81,607)

Income before income tax expense (benefit)	$83,604	$39,173	$130,415	$14,394

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Depreciation and amortization expense:
Innerwear	$8,367	$9,703	$17,216	$18,985
Outerwear	4,669	5,294	9,689	10,881
Hosiery	733	1,044	1,528	2,185
Direct to Consumer	1,445	1,265	2,770	2,362
International	593	508	1,155	1,028
Other	—	84	—	128

	15,807	17,898	32,358	35,569
Corporate	4,086	3,681	10,371	10,060

Total depreciation and amortization expense	$19,893	$21,579	$42,729	$45,629

	Quarter Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Additions to long-lived assets:
Innerwear	$14,269	$7,638	$27,140	$29,008
Outerwear	9,368	8,899	19,650	38,149
Hosiery	196	102	302	403
Direct to Consumer	3,661	3,383	7,353	6,236
International	539	305	1,259	489
Other	—	7	—	19

	28,033	20,334	55,704	74,304
Corporate	1,842	1,749	2,395	3,512

Total additions to long-lived assets	$29,875	$22,083	$58,099	$77,816

(12)	Consolidating Financial Information

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

	Condensed Consolidating Statement of Income
	Quarter Ended July 3, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,031,427	$109,142	$803,854	$(868,571)	$1,075,852
Cost of sales	823,410	39,051	708,818	(870,233)	701,046

Gross profit	208,017	70,091	95,036	1,662	374,806
Selling, general and administrative expenses	201,078	22,514	28,014	395	252,001

Operating profit	6,939	47,577	67,022	1,267	122,805
Equity in earnings (loss) of subsidiaries	102,586	47,219	—	(149,805)	—
Other expenses	2,628	—	—	—	2,628
Interest expense, net	33,642	(23)	2,951	3	36,573

Income (loss) before income tax expense (benefit)	73,255	94,819	64,071	(148,541)	83,604
Income tax expense (benefit)	(12,157)	7,025	3,324	—	(1,808)

Net income (loss)	$85,412	$87,794	$60,747	$(148,541)	$85,412

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	Quarter Ended July 4, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,013,607	$109,757	$732,070	$(869,412)	$986,022
Cost of sales	794,669	38,355	660,423	(834,816)	658,631

Gross profit	218,938	71,402	71,647	(34,596)	327,391
Selling, general and administrative expenses	186,533	21,051	22,804	311	230,699
Restructuring	11,888	—	656	—	12,544

Operating profit (loss)	20,517	50,351	48,187	(34,907)	84,148
Equity in earnings (loss) of subsidiaries	49,916	30,024	—	(79,940)	—
Other expenses	168	—	—	—	168
Interest expense, net	34,044	5,766	4,984	13	44,807

Income (loss) before income tax expense	36,221	74,609	43,203	(114,860)	39,173
Income tax expense	5,666	199	2,753	—	8,618

Net income (loss)	$30,555	$74,410	$40,450	$(114,860)	$30,555

	Condensed Consolidating Statement of Income
	Six Months Ended July 3, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,930,150	$205,316	$1,487,257	$(1,619,031)	$2,003,692
Cost of sales	1,547,725	75,424	1,305,974	(1,627,667)	1,301,456

Gross profit	382,425	129,892	181,283	8,636	702,236
Selling, general and administrative expenses	388,315	48,736	55,950	718	493,719

Operating profit (loss)	(5,890)	81,156	125,333	7,918	208,517
Equity in earnings (loss) of subsidiaries	188,276	84,088	—	(272,364)	—
Other expenses	4,034	—	—	—	4,034
Interest expense, net	67,812	(45)	6,298	3	74,068

Income (loss) before income tax expense (benefit)	110,540	165,289	119,035	(264,449)	130,415
Income tax expense (benefit)	(11,385)	12,636	7,239	—	8,490

Net income (loss)	$121,925	$152,653	$111,796	$(264,449)	$121,925

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	July 3, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$9,933	$1,801	$25,063	$—	$36,797
Trade accounts receivable less allowances	93,629	6,072	416,231	(3,131)	512,801
Inventories	975,443	57,368	371,966	(109,156)	1,295,621
Deferred tax assets and other current assets	233,792	10,220	29,622	(1,689)	271,945

Total current assets	1,312,797	75,461	842,882	(113,976)	2,117,164

Property, net	124,504	22,085	449,098	—	595,687
Trademarks and other identifiable intangibles, net	18,384	107,367	5,681	—	131,432
Goodwill	232,883	16,071	73,048	—	322,002
Investments in subsidiaries	1,070,713	822,673	—	(1,893,386)	—
Deferred tax assets and other noncurrent assets	298,708	228,387	45,456	(125,115)	447,436

Total assets	$3,057,989	$1,272,044	$1,416,165	$(2,132,477)	$3,613,721

Liabilities and Stockholders’ Equity
Accounts payable	$205,035	$3,847	$165,810	$85,647	$460,339
Accrued liabilities	174,788	31,679	60,789	10	267,266
Notes payable	—	—	32,429	—	32,429
Current portion of debt	—	—	132,515	—	132,515

Total current liabilities	379,823	35,526	391,543	85,657	892,549

Long-term debt	1,868,672	—	—	—	1,868,672
Other noncurrent liabilities	347,211	3,683	34,313	5,010	390,217

Total liabilities	2,595,706	39,209	425,856	90,667	3,151,438
Stockholders’ equity	462,283	1,232,835	990,309	(2,223,144)	462,283

Total liabilities and stockholders’ equity	$3,057,989	$1,272,044	$1,416,165	$(2,132,477)	$3,613,721

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended July 3, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$97,968	$89,164	$19,441	$(270,845)	$(64,272)

Investing activities:
Purchases of property, plant and equipment	(15,253)	(6,680)	(36,166)	—	(58,099)
Proceeds from sales of assets	44,295	—	901	—	45,196
Other	(519)	—	—	—	(519)

Net cash provided by (used in) investing activities	28,523	(6,680)	(35,265)	—	(13,422)

Financing activities:
Borrowings on notes payable	—	—	631,745	—	631,745
Repayments on notes payable	—	—	(665,991)	—	(665,991)
Borrowings on revolving loan facility	1,075,000	—	—	—	1,075,000
Repayments on revolving loan facility	(939,500)	—	—	—	(939,500)
Repayment of debt under 2009 Senior Secured Credit Facility	(59,063)	—	—	—	(59,063)
Borrowings on Accounts Receivable Securitization Facility	—	—	149,406	—	149,406
Repayments on Accounts Receivable Securitization Facility	—	—	(116,891)	—	(116,891)
Proceeds from stock options exercised	1,420	—	—	—	1,420
Other	143	—	(22)	—	121
Net transactions with related entities	(207,363)	(82,329)	18,847	270,845	—

Net cash provided by (used in) financing activities	(129,363)	(82,329)	17,094	270,845	76,247

Effect of changes in foreign exchange rates on cash	—	—	(699)	—	(699)

Increase (decrease) in cash and cash equivalents	(2,872)	155	571	—	(2,146)
Cash and cash equivalents at beginning of year	12,805	1,646	24,492	—	38,943

Cash and cash equivalents at end of period	$9,933	$1,801	$25,063	$—	$36,797

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended July 4, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$219,500	$79,876	$(55,260)	$(217,599)	$26,517

Investing activities:
Purchases of property, plant and equipment	(9,807)	(6,074)	(61,935)	—	(77,816)
Proceeds from sales of assets	5,589	—	3,190	—	8,779
Other	(73)	—	—	73	—

Net cash provided by (used in) investing activities	(4,291)	(6,074)	(58,745)	73	(69,037)

Financing activities:
Borrowings on notes payable	—	—	818,880	—	818,880
Repayments on notes payable	—	—	(816,676)	—	(816,676)
Payments to amend credit facilities	(20,570)	—	(1,595)	—	(22,165)
Borrowings on revolving loan facility	949,525	—	—	—	949,525
Repayments on revolving loan facility	(889,525)	—	—	—	(889,525)
Borrowings on Accounts Receivable Securitization Facility	—	—	128,009	—	128,009
Repayments on Accounts Receivable Securitization Facility	—	—	(144,626)	—	(144,626)
Other	(579)	—	(15)	—	(594)
Net transactions with related entities	(255,754)	(74,344)	112,572	217,526	—

Net cash provided by (used in) financing activities	(216,903)	(74,344)	96,549	217,526	22,828

Effect of changes in foreign exchange rates on cash	—	—	(89)	—	(89)

Decrease in cash and cash equivalents	(1,694)	(542)	(17,545)	—	(19,781)
Cash and cash equivalents at beginning of year	16,210	2,355	48,777	—	67,342

Cash and cash equivalents at end of period	$14,516	$1,813	$31,232	$—	$47,561

(13)	Restructuring

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

The reported results for the quarters and six months ended July 3, 2010 and July 4, 2009 reflect amounts recognized for restructuring actions, including the impact of certain actions that were completed for amounts more favorable than previously estimated. The impact of restructuring efforts on income before income tax expense is summarized as follows:

	Quarter Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Restructuring programs:
Year ended January 2, 2010 restructuring actions	$—	$10,589	$—	$19,244
Year ended January 3, 2009 restructuring actions	—	820	—	13,875
Year ended December 29, 2007 and prior restructuring actions	—	1,255	—	3,972

	$—	$12,664	$—	$37,091

The following table illustrates where the costs associated with these actions are recognized in the Condensed Consolidated Statements of Income:

	Quarter Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Cost of sales	$—	$(65)	$—	$5,521
Selling, general and administrative expenses	—	185	—	355
Restructuring	—	12,544	—	31,215

	$—	$12,664	$—	$37,091

Components of the restructuring actions are as follows:

	Quarter Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Accelerated depreciation	$—	$(39)	$—	$2,629
Inventory write-offs	—	159	—	3,247
Employee termination and other benefits	—	9,569	—	15,210
Noncancelable lease and other contractual obligations and other	—	2,975	—	16,005

	$—	$12,664	$—	$37,091

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Rollforward of accrued restructuring is as follows:

Six Months Ended
July 3, 2010

Beginning accrual	$22,399
Cash payments	(8,799)
Adjustments	(321)

Ending accrual	$13,279

The accrual balance as of July 3, 2010 is comprised of $13,054 in current accrued liabilities and $225 in other noncurrent liabilities. The $13,054 in current accrued liabilities consists of $6,150 for employee termination and other benefits and $6,904 for noncancelable lease and other contractual obligations. The $225 in other noncurrent liabilities primarily consists of noncancelable lease and other contractual obligations.

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

The second plank of our growth platform is the unique, low-cost global supply chain that we have just built. Our low-cost, high-scale supply chain spans both the Western and Eastern hemispheres and creates a competitive advantage for us around the globe. Our supply chain has generated significant cost savings, margin expansion and contributions to cash flow and will continue to do so as we further optimize our size, scale and production capability. To support our growth, we have increased our production capacity. Our Nanjing textile facility started production in the fourth quarter of 2009 and we expect to ramp up production over the next 12 months.

The third plank of our growth platform is our ability to consistently generate strong cash flow. We have the potential to increase cash flow, and our flexible long-term capital structure allows us to use cash in executing multiple strategies for earnings growth, including debt reduction and selective tactical acquisitions.

Based on strong performance in the first two quarters, we expect net sales growth of 8% to 10% in the full year 2010 which reflects net space and distribution gains, an overall increase in consumer spending, retailer inventory restocking and favorable foreign currency exchange rates. As a result of the increased sales expectations, we may invest an incremental $5 million to $10 million in advertising and trade spending over the remainder of the year which should restore our media spending back to a range of $90 to $100 million in an effort to further build market share growth.

During 2010, we expect our annual gross capital spending to be relatively comparable to our annual depreciation and amortization expense and should represent our last year of high gross capital spending. We expect net capital expenditures of approximately $60 to $70 million in the full year 2010 to support our expectation for increasing sales.

We continue to see higher prices for cotton and oil-related materials in the market, which will impact our results for the remainder of 2010. After taking into consideration the cotton costs currently included in inventory, we expect our cost of cotton to average 69 cents per pound for the full year of 2010 compared to 55 cents per pound for 2009 which will have a negative impact of approximately $33 million compared to the full year of 2009. We have continued to see a sustained increase in the market price of cotton, which will impact our operating results in the remainder of 2010.

Because of systemic cost inflation, particularly for cotton, energy and labor, we are working with our customers to offset cost increases through joint efficiency initiatives as well as price increases. The timing and size of price increases will vary by product category. While some price increases will take effect in the third and fourth quarters of 2010, the majority of the pricing impact will begin in 2011.

Highlights from the Second Quarter and Six Months Ended July 3, 2010

•	Total net sales in the second quarter of 2010 were $1.08 billion, compared with $986 million in the same quarter of 2009, representing a 9.1% increase. Total net sales in the first six months of 2010 were $2.0 billion, compared with $1.84 billion in the same period of 2009, representing an 8.7% increase.

•	Operating profit was $123 million in the second quarter of 2010, compared with $84 million in the same quarter of 2009. As a percent of sales, operating profit was 11.4% in the second quarter of 2010 compared to 8.5% in the same quarter of 2009. Operating profit was $209 million in the first six months of 2010, compared with $100 million in the same period of 2009. As a percent of sales, operating profit was 10.4% in the first six months of 2010 compared to 5.4% in the same period of 2009.

•	Diluted earnings per share were $0.87 in the second quarter of 2010, compared with $0.32 in the same quarter of 2009. Diluted earnings per share were $1.25 in the first six months of 2010, compared with $0.12 in the same period of 2009.

•	Gross capital expenditures were $58 million during the first six months of 2010, compared with $78 million in the same period of 2009. Proceeds from sales of assets were $45 million in the first six months of 2010 and $9 million in the same period of 2009.

Condensed Consolidated Results of Operations — Second Quarter Ended July 3, 2010 Compared with Second Quarter Ended July 4, 2009

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$1,075,852	$986,022	$89,830	9.1%
Cost of sales	701,046	658,631	42,415	6.4

Gross profit	374,806	327,391	47,415	14.5
Selling, general and administrative expenses	252,001	230,699	21,302	9.2
Restructuring	—	12,544	(12,544)	(100.0)

Operating profit	122,805	84,148	38,657	45.9
Other expenses	2,628	168	2,460	NM
Interest expense, net	36,573	44,807	(8,234)	(18.4)

Income before income tax expense (benefit)	83,604	39,173	44,431	113.4
Income tax expense (benefit)	(1,808)	8,618	(10,426)	NM

Net income	$85,412	$30,555	$54,857	179.5%

Net Sales

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$1,075,852	$986,022	$89,830	9.1%

Consolidated net sales were higher by $90 million or 9% in the second quarter of 2010 compared to the second quarter of 2009, which reflects significant space and distribution gains at retailers, positive retail sell-through and some inventory restocking at retail. Our significant space and distribution gains at retailers contributed approximately 6% of sales growth, while approximately 3% of growth was driven by increased retail sell-through, retailer inventory restocking and foreign currency exchange rates. All three of our largest segments delivered double digit sales growth in the second quarter of 2010.

Innerwear, Outerwear and International segment net sales were higher by $51 million (10%), $36 million (16%) and $16 million (14%), respectively, in the second quarter of 2010 compared to the second quarter of 2009. Direct to Consumer segment net sales were slightly higher, while Hosiery and Other segment net sales were lower by $8 million (20%) and $6 million, respectively, in the second quarter of 2010 compared to the second quarter of 2009.

International segment net sales were higher by 14% in the second quarter of 2010 compared to the second quarter of 2009, which reflected a favorable impact of $5 million related to foreign currency exchange rates due to the strengthening of the Canadian dollar, Brazilian real, Japanese yen and Mexican peso compared to the U.S. dollar, partially offset by the strengthening of the U.S. dollar compared to the Euro. International segment net sales were higher by 9% in the second quarter of 2010 compared to the second quarter of 2009 after excluding the impact of foreign exchange rates on currency.

There was not a significant shift in back-to-school shipments in 2010 compared to 2009 between the months of June and July.

Gross Profit

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Gross profit	$374,806	$327,391	$47,415	14.5%

As a percent of net sales, our gross profit was 34.8% in the second quarter of 2010 compared to 33.2% in the second quarter of 2009, increasing as a result of the items described below. Our results in the second quarter of 2010 primarily benefited from higher sales volumes and lower manufacturing costs.

Our gross profit was higher by $47 million in the second quarter of 2010 compared to the second quarter of 2009 due primarily to higher sales volume of $49 million, savings from our prior restructuring actions of $11 million, lower production costs of $10 million related to lower energy and oil-related costs, including non-customer freight costs, vendor price reductions of $10 million, lower start-up and shut-down costs of $5 million associated with the consolidation and globalization of our supply chain and a $3 million favorable impact related to foreign currency exchange rates. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Canadian dollar, Brazilian real, Japanese yen and Mexican peso compared to the U.S. dollar, partially offset by the strengthening of the U.S. dollar compared to the Euro.

Our gross profit was negatively impacted by higher sales incentives of $12 million, lower product pricing of $8 million, primarily within the wholesale casualwear channel, an unfavorable product sales mix of $7 million, higher cotton costs of $7 million, higher excess and obsolete inventory costs of $4 million and higher other manufacturing costs of $2 million. Our sales incentives were higher due to higher sales volumes and because we made significant investments to support retailers and position ourselves for future sales opportunities. The higher excess and obsolete inventory costs are primarily timing related and only attributable to a limited number of specific product styles.

The cotton prices reflected in our results were 61 cents per pound in the second quarter of 2010 compared to 49 cents per pound in the second quarter of 2009. After taking into consideration the cotton costs currently included in inventory, we expect our cost of cotton to average 69 cents per pound for the full year of 2010 compared to 55 cents per pound for 2009. We continue to see higher prices for cotton and oil-related materials in the market, which will impact our results for the remainder of 2010.

Selling, General and Administrative Expenses

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$252,001	$230,699	$21,302	9.2%

Our selling, general and administrative expenses were $21 million higher in the second quarter of 2010 compared to the second quarter of 2009. Our media related media, advertising and promotion (“MAP”) expenses and non-media related MAP expenses were higher by $9 million and $3 million, respectively, during the second quarter of 2010 compared to the second quarter of 2009 when we reduced spending due to the recession. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions. For example, during the second quarter of 2010 we launched new television advertising featuring new Hanes men’s underwear products Comfort Flex waistband and Lay Flat Collar T-shirts, we introduced new advertising supporting Playtex 18 Hour cooling products and we launched new advertising supporting the new barely there Smart sizes bra sizing system.

We also incurred higher distribution expenses of $9 million and higher selling and other marketing expenses of $2 million. The higher distribution expenses were primarily due to higher sales volumes and other incremental costs to service higher demand such as overtime and rework expenses in our distribution centers while the higher selling and other marketing expenses were primarily due to higher sales volumes.

We also incurred higher expenses of $2 million in the second quarter of 2010 compared to the second quarter of 2009 as a result of new retail stores or expanding existing stores over the last 12 months. We opened one retail store during the second quarter of 2010. Changes due to foreign currency exchange rates, which are included in the impact of the changes discussed above, resulted in higher selling, general and administrative expenses of $2 million in the second quarter of 2010 compared to the second quarter of 2009.

These higher expenses were partially offset by lower stock compensation and certain other benefit expenses of $3 million.

Restructuring

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Restructuring	$—	$12,544	$(12,544)	(100.0)%

During the second quarter of 2009, we incurred $13 million in restructuring charges, which primarily related to employee termination and other benefits and other exit costs associated with facility closures approved during that period that did not recur in 2010.

Operating Profit

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Operating profit	$122,805	$84,148	$38,657	45.9%

Operating profit was higher in the second quarter of 2010 compared to the second quarter of 2009 as a result of higher gross profit of $47 million and lower restructuring and related charges of $13 million, partially offset by higher selling, general and administrative expenses of $21 million. Changes in foreign currency exchange rates had a favorable impact on operating profit of $1 million in the second quarter of 2010 compared to the second quarter of 2009.

Other Expenses

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Other expenses	$2,628	$168	$2,460	NM

During the second quarter of 2010, we wrote off unamortized debt issuance costs and incurred charges for funding fees associated with the sales of certain trade accounts receivable to financial institutions, which combined totaled $3 million. The write-off related to unamortized debt issuance costs resulted from the repayment of $57 million of principal under the senior secured credit facility that we entered into in 2006 (the “2006 Senior Secured Credit Facility”) and amended and restated in 2009 (as amended and restated, the “2009 Senior Secured Credit Facility”).

During the second quarter of 2009, we incurred costs to amend the accounts receivable securitization facility that we entered into in November 2007 (the “Accounts Receivable Securitization Facility”).

Interest Expense, Net

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$36,573	$44,807	$(8,234)	(18.4)%

Interest expense, net was lower by $8 million in the second quarter of 2010 compared to the second quarter of 2009. The lower interest expense was primarily attributable to lower outstanding debt balances that reduced interest expense by $5 million. In addition, the refinancing of our debt structure in December 2009, which included the amendment and restatement of the 2006 Senior Secured Credit Facility into the 2009 Senior Secured Credit Facility, the issuance of our $500 million 8.000% Senior Notes due 2016 (the “8% Senior Notes”) and the settlement of certain outstanding interest rate hedging instruments, combined with a lower London Interbank Offered Rate, or “LIBOR,” and federal funds rate, caused a net decrease in interest expense in the second quarter of 2010 compared to the second quarter of 2009 of $3 million.

Our weighted average interest rate on our outstanding debt was 5.44% during the second quarter of 2010 compared to 7.02% in the second quarter of 2009.

Income Tax Expense (Benefit)

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Income tax expense (benefit)	$(1,808)	$8,618	$(10,426)	NM

Our effective income tax rate was (2%) in the second quarter of 2010 compared to 22% in the second quarter of 2009. The effective income tax rate of (2%) for the second quarter of 2010 was primarily attributable to a discrete, non-recurring income tax benefit of approximately $17 million. The income tax benefit resulted from a change in estimate associated with the remeasurement of unrecognized tax benefit accruals and the determination that certain tax positions had been effectively settled following the finalization of tax reviews and audits for amounts that were less than originally anticipated. This non-recurring income tax benefit was partially offset by a lower proportion of our earnings attributed to foreign subsidiaries than in the second quarter of 2009 which are taxed at rates lower than the U.S. statutory rate.

Our effective tax rate reflects our strategic initiative to make capital investments outside the United States in our global supply chain in 2010.

Net Income

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net income	$85,412	$30,555	$54,857	179.5%

Net income for the second quarter of 2010 was higher than the second quarter of 2009 primarily due to higher operating profit of $39 million, lower income tax expense of $10 million and lower interest expense of $8 million, partially offset by higher other expenses of $2 million.

Operating Results by Business Segment — Second Quarter Ended July 3, 2010 Compared with Second Quarter Ended July 4, 2009

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$559,250	$508,337	$50,913	10.0%
Outerwear	263,331	226,835	36,496	16.1
Hosiery	31,923	39,966	(8,043)	(20.1)
Direct to Consumer	93,861	93,458	403	0.4
International	127,487	111,792	15,695	14.0
Other	—	5,634	(5,634)	(100.0)

Total net sales	$1,075,852	$986,022	$89,830	9.1%

Segment operating profit (loss):
Innerwear	$88,695	$83,312	$5,383	6.5%
Outerwear	17,361	6,882	10,479	152.3
Hosiery	8,833	12,104	(3,271)	(27.0)
Direct to Consumer	7,264	10,938	(3,674)	(33.6)
International	14,733	9,969	4,764	47.8
Other	—	(1,795)	1,795	100.0

Total segment operating profit	136,886	121,410	15,476	12.7
Items not included in segment operating profit:
General corporate expenses	(11,079)	(21,506)	(10,427)	(48.5)
Amortization of trademarks and other intangibles	(3,002)	(3,092)	(90)	(2.9)
Restructuring	—	(12,544)	(12,544)	(100.0)
Inventory write-off included in cost of sales	—	(159)	(159)	(100.0)
Accelerated depreciation included in cost of sales	—	224	224	(100.0)
Accelerated depreciation included in selling, general and administrative expenses	—	(185)	(185)	(100.0)

Total operating profit	122,805	84,148	38,657	45.9
Other expenses	(2,628)	(168)	2,460	NM
Interest expense, net	(36,573)	(44,807)	(8,234)	(18.4)

Income before income tax expense (benefit)	$83,604	$39,173	$44,431	113.4%

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the second quarter of 2010 was consistent with the second quarter of 2009. Our consolidated selling, general and administrative expenses before segment allocations were $21 million higher in the second quarter of 2010 compared to the second quarter of 2009.

Innerwear

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$559,250	$508,337	$50,913	10.0%
Segment operating profit	88,695	83,312	5,383	6.5

Overall net sales in the Innerwear segment were higher by $51 million or 10% in the second quarter of 2010 compared to the second quarter of 2009, primarily due to space and distribution gains, stronger sales at retail and retailer inventory restocking. We are driving the growth in our Innerwear segment by leveraging our scale and consumer insight to gain new space and distribution. Our strong brands across all distribution channels and our innovation processes allow us to take advantage of long-term consumer trends.

Net sales in our Hanes brand male underwear product category were 23% or $49 million higher in the second quarter of 2010 compared to the second quarter of 2009, primarily due to distribution gains related to a new customer in the discount retail channel, space gains in the mass merchant and department store channels and increased retail sell through. The higher Hanes brand male underwear net sales reflect growth in key segments of this category such as crewneck and V-neck T-shirts and boxer briefs. Our male underwear product category continues to benefit from the increased media support for our Hanes brand and from our identification of key long-term megatrends such as comfort and dyed and color products. We have developed innovations to capitalize on these trends such as the Hanes Lay Flat Collar T-shirts and Hanes Comfortsoft waist band briefs and boxers.

Higher net sales of $4 million in our socks product category reflect higher Hanes brand net sales of $7 million partially offset by lower Champion brand net sales of $3 million in the second quarter of 2010 compared to the second quarter of 2009. The higher Hanes brand net sales were primarily due to space gains in the mass merchant channel and the lower Champion brand net sales were primarily due to lower net sales in the wholesale club channel.

Total intimate apparel net sales were $2 million lower in the second quarter of 2010 compared to the second quarter of 2009. Our bra category net sales were $3 million higher in the full and average figure sizes driven primarily by space and distribution gains. Our panties category net sales were lower by $5 million primarily due to replenishment timing and certain style exits. From a brand perspective, our net sales were lower in our Hanes brand by $5 million and our Playtex brand by $5 million, partially offset by higher net sales in our smaller brands (barely there, Just My Size and Wonderbra) of $5 million and our Bali brand of $4 million.

Innerwear segment gross profit was higher by $19 million in the second quarter of 2010 compared to the second quarter of 2009. The higher gross profit was primarily due to higher sales volume of $31 million, savings from our prior restructuring actions of $7 million, lower production costs of $6 million related to lower energy and oil-related costs, including non-customer freight costs and vendor price reductions of $6 million. These lower costs were partially offset by higher sales incentives of $15 million due to higher sales volumes and investments made with retailers, higher excess and obsolete inventory costs of $5 million, higher other manufacturing costs of $4 million, higher cotton costs of $3 million and an unfavorable product sales mix of $3 million. The higher excess and obsolete inventory costs are primarily timing related and only attributable to a limited number of specific product styles.

As a percent of segment net sales, gross profit in the Innerwear segment was 34.2% in the second quarter of 2010 compared to 33.8% in the second quarter of 2009, increasing as a result of the items described above.

Innerwear segment operating profit was higher in the second quarter of 2010 compared to the second quarter of 2009 primarily as a result of higher gross profit, partially offset by higher media related MAP expenses of $9 million, higher distribution expenses of $3 million and higher non-media related MAP expenses of $2 million.

Outerwear

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$263,331	$226,835	$36,496	16.1%
Segment operating profit	17,361	6,882	10,479	152.3

Outerwear segment net sales were higher by $36 million or 16% in the second quarter of 2010 compared to the second quarter of 2009 as a result of space and distribution gains and stronger sales at retail. Our casualwear category net sales were higher in both the retail and wholesale channels by $26 million and $4 million, respectively. The higher net sales in the retail casualwear channel of 90% reflect space gains primarily from an exclusive long-term agreement entered into with Wal-Mart in April 2009 that significantly expanded the presence of our Just My Size brand. This integrated program with Wal-Mart develops, sources, and merchandises a line of women’s clothing designed to meet the needs of plus size women.

Our Champion brand activewear net sales, which continue to be positively impacted by our marketing investment in the brand, were higher by $5 million or 5%. Our Champion brand has achieved consistent growth by focusing on the fast growing active demographic with a unique moderate price positioning.

Outerwear segment gross profit was higher by $15 million in the second quarter of 2010 compared to the second quarter of 2009. The higher gross profit was primarily due to higher sales volume of $14 million, lower sales incentives of $6 million, savings from our prior restructuring actions of $4 million, lower production costs of $3 million related to lower energy and oil-related costs, including non-customer freight costs, lower other manufacturing costs of $3 million primarily related to cost reductions at our manufacturing facilities and vendor price reductions of $2 million. These lower costs were partially offset by lower product pricing of $7 million primarily within the wholesale casualwear channel, an unfavorable product sales mix of $6 million and higher cotton costs of $4 million.

As a percent of segment net sales, gross profit in the Outerwear segment was 23.4% in the second quarter of 2010 compared to 20.6% in the second quarter of 2009, increasing as a result of the items described above.

Outerwear segment operating profit was higher in the second quarter of 2010 compared to the second quarter of 2009 primarily as a result of higher gross profit, partially offset by higher distribution expenses of $4 million.

Hosiery

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$31,923	$39,966	$(8,043)	(20.1)%
Segment operating profit	8,833	12,104	(3,271)	(27.0)

Net sales in the Hosiery segment declined by $8 million or 20%, which was primarily due to lower sales of our L’eggs brand to mass retailers and food and drug stores and our Hanes brand to national chains and department stores. The net sales decline rate in the second quarter was substantially higher than the long-term trend partially as a result of a shift of approximately $2 million in net sales from the second quarter to the first quarter in 2010 due to early shipment of customer programs. In addition, hosiery products in all channels continue to be more adversely impacted than other apparel categories by reduced consumer discretionary spending. The hosiery category has been in a state of consistent decline for the past decade, as the trend toward casual dress reduced demand for sheer hosiery. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

Hosiery segment gross profit was lower by $3 million in the second quarter of 2010 compared to the second quarter of 2009. The lower gross profit for the second quarter of 2010 compared to the second quarter of 2009 was primarily the result of lower sales volume of $3 million and higher sales incentives of $2 million, partially offset by lower spending of $2 million in numerous areas. As a percent of segment net sales, gross profit in the Hosiery segment was 51.1% in the second quarter of 2010 compared to 48.2% in the second quarter of 2009.

Hosiery segment operating profit was lower in the second quarter of 2010 compared to the second quarter of 2009 primarily as a result of lower gross profit.

Direct to Consumer

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$93,861	$93,458	$403	0.4%
Segment operating profit	7,264	10,938	(3,674)	(33.6)

Direct to Consumer segment net sales were slightly higher in the second quarter of 2010 compared to the second quarter of 2009 primarily due to higher net sales related to our Internet operations, partially offset by lower net sales in our outlet stores attributable to lower comparable store sales. The lower comparable store sales of 4% were driven by lower traffic.

Direct to Consumer segment gross profit was flat in the second quarter of 2010 compared to the second quarter of 2009. Gross profit was primarily impacted by favorable product sales mix of $1 million, partially offset by higher other product costs of $1 million. As a percent of segment net sales, gross profit in the Direct to Consumer segment was 62.5% in the second quarter of 2010 compared to 63.2% in the second quarter of 2009.

Direct to Consumer segment operating profit was lower in the second quarter of 2010 compared to the second quarter of 2009 primarily as a result of higher expenses of $2 million as a result of new retail stores or expanding existing stores over the last 12 months, higher non-media related MAP expenses of $1 million and higher distribution expenses of $1 million.

International

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$127,487	$111,792	$15,695	14.0%
Segment operating profit	14,733	9,969	4,764	47.8

Overall net sales in the International segment were higher by $16 million or 14% in the second quarter of 2010 compared to the second quarter of 2009, primarily as a result of stronger net sales in Europe, Canada, Brazil and Mexico, which reflects space and distribution gains and stronger sales at retail, and a favorable impact of $5 million related to foreign currency exchange rates, partially offset by lower sales in Japan.

Excluding the impact of foreign exchange rates on currency, International segment net sales increased by 9% in the second quarter of 2010 compared to the second quarter of 2009. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Canadian dollar, Brazilian real, Japanese yen and Mexican peso compared to the U.S. dollar, partially offset by the strengthening of the U.S. dollar compared to the Euro.

During the second quarter of 2010, we experienced higher net sales, in each case excluding the impact of foreign currency exchange rates, in our casualwear business in Europe of $6 million, in our intimate apparel, male underwear and socks businesses in Canada of $3 million, in our male underwear and hosiery businesses in Brazil of $2 million and in our intimate apparel business in Mexico of $1 million and higher net sales of $2 million in all other regions, partially offset by lower net sales in our activewear business in Japan of

$3 million. Our innerwear businesses in Canada and Mexico continue to produce strong sales growth as we hold leading positions with strong market shares in intimate apparel and male underwear product categories. In certain international markets we are focusing on adopting global designs for some product categories to quickly launch new styles to expand our market position. The higher net sales reflect our successful efforts to improve our strong positions.

International segment gross profit was higher by $9 million in the second quarter of 2010 compared to the second quarter of 2009. The higher gross profit was primarily a result of higher sales volume of $6 million, a favorable impact related to foreign currency exchange rates of $3 million, lower other manufacturing costs of $2 million and vendor price reductions of $2 million, partially offset by higher sales incentives of $3 million.

As a percent of segment net sales, gross profit in the International segment was 38.0% in the second quarter of 2010 compared to 35.2% in the second quarter of 2009, increasing as a result of the items described above.

International segment operating profit was higher in the second quarter of 2010 compared to the second quarter of 2009 was primarily attributable to the higher gross profit, partially offset by higher selling and other marketing expenses of $3 million and higher distribution expenses of $1 million. The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on operating profit of $1 million in the second quarter of 2010 compared to the second quarter of 2009.

Other

	Quarter Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$—	$5,634	$(5,634)	(100.0)%
Segment operating profit (loss)	—	(1,795)	1,795	100.0

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

General Corporate Expenses

General corporate expenses were $10 million lower in the second quarter of 2010 compared to the second quarter of 2009 primarily due to lower start-up and shut-down costs of $5 million associated with the consolidation and globalization of our supply chain and lower stock compensation and certain other benefits of $4 million.

Condensed Consolidated Results of Operations — Six Months Ended July 3, 2010 Compared with Six Months Ended July 4, 2009

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$2,003,692	$1,843,863	$159,829	8.7%
Cost of sales	1,301,456	1,258,596	42,860	3.4

Gross profit	702,236	585,267	116,969	20.0
Selling, general and administrative expenses	493,719	453,937	39,782	8.8
Restructuring	—	31,215	(31,215)	(100.0)

Operating profit	208,517	100,115	108,402	108.3
Other expenses	4,034	4,114	(80)	(1.9)
Interest expense, net	74,068	81,607	(7,539)	(9.2)

Income before income tax expense	130,415	14,394	116,021	806.0
Income tax expense	8,490	3,167	5,323	168.1

Net income	$121,925	$11,227	$110,698	986.0%

Net Sales

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$2,003,692	$1,843,863	$159,829	8.7%

Consolidated net sales were higher by $160 million or 9% in the six months of 2010 compared to 2009, which reflects significant space and distribution gains at retailers, positive retail sell-through and some inventory restocking at retail. Our significant shelf-space and distribution gains at retailers contributed approximately 6% of sales growth, while approximately 3% of growth was driven by increased retail sell-through, retailer inventory restocking and foreign currency exchange rates.

Innerwear, Outerwear, Direct to Consumer and International segment net sales were higher by $84 million (9%), $61 million (14%), $3 million (2%) and $31 million (15%), respectively, in the six months of 2010 compared to 2009. Hosiery and Other segment net sales were lower by $11 million (12%) and $8 million, respectively, in the six months of 2010 compared to 2009.

International segment net sales were higher by 15% in the six months of 2010 compared to 2009, which reflected a favorable impact of $15 million related to foreign currency exchange rates due to the strengthening of the Canadian dollar, Brazilian real, Mexican peso and Japanese yen compared to the U.S. dollar, partially offset by the strengthening of the U.S. dollar compared to the Euro. International segment net sales were higher by 8% in the six months of 2010 compared to 2009 after excluding the impact of foreign exchange rates on currency.

There was not a significant shift in back-to-school shipments in 2010 compared to 2009 between the months of June and July.

Gross Profit

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Gross profit	$702,236	$585,267	$116,969	20.0%

As a percent of net sales, our gross profit was 35.0% in the six months of 2010 compared to 31.7% in the six months of 2009, increasing as a result of the items described below. Our results in the six months of 2010 primarily benefited from higher sales volumes and lower manufacturing costs.

Our gross profit was higher by $117 million in the six months of 2010 compared to 2009 due primarily to higher sales volume of $82 million, lower production costs of $22 million related to lower energy and oil-related costs, including non-customer freight costs, vendor price reductions of $17 million, savings from our prior restructuring actions of $15 million, lower start-up and shut-down costs of $10 million associated with the consolidation and globalization of our supply chain, a $7 million favorable impact related to foreign currency exchange rates, lower cotton costs of $6 million and lower other manufacturing costs of $4 million primarily related to cost reductions. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Canadian dollar, Brazilian real, Mexican peso and Japanese yen compared to the U.S. dollar, partially offset by the strengthening of the U.S. dollar compared to the Euro.

Our gross profit was negatively impacted by an unfavorable product sales mix of $18 million, higher sales incentives of $18 million, lower product pricing of $11 million, primarily within the wholesale casualwear channel, and higher excess and obsolete inventory costs of $1 million. Our sales incentives were higher due to higher sales volumes and because we made significant investments to support retailers and position ourselves for future sales opportunities.

We incurred one-time restructuring related write-offs of $3 million in the six months of 2009 for stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate, which did not recur in the six months of 2010.

The cotton prices reflected in our results were 54 cents per pound in the six months of 2010 compared to 62 cents per pound in the six months of 2009. After taking into consideration the cotton costs currently included in inventory, we expect our cost of cotton to average 69 cents per pound for the full year of 2010 compared to 55 cents per pound for 2009. While cotton and oil-related costs were lower in the six months of 2010 compared to the six months of 2009, we continue to see higher prices for cotton and oil-related materials in the market, which will impact our results for the remainder of 2010.

Selling, General and Administrative Expenses

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$493,719	$453,937	$39,782	8.8%

Our selling, general and administrative expenses were $40 million higher in the six months of 2010 compared to 2009. Our media related MAP expenses and non-media related MAP expenses were higher by $15 million and $9 million, respectively, during the six months of 2010 compared to 2009 when we reduced spending due to the recession. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions. For example, during the second quarter of 2010 we launched new television advertising featuring new Hanes men’s underwear products Comfort Flex waistband and Lay Flat Collar T-shirts, we introduced new advertising supporting Playtex 18 Hour cooling products and we launched new advertising supporting the new barely there Smart sizes bra sizing system.

We also incurred higher distribution expenses of $11 million, higher selling and other marketing expenses of $5 million, higher consulting expenses of $4 million, and higher technology expenses of $2 million. The higher distribution expenses were primarily due to higher sales volumes and other incremental costs to service higher demand such as overtime and rework expenses in our distribution centers while the higher selling and other marketing expenses were primarily due to higher sales volumes.

We also incurred higher expenses of $4 million in the six months of 2010 compared to 2009 as a result of new retail stores or expanding existing stores over the last 12 months. We opened two retail stores during the six months of 2010. Changes due to foreign currency exchange rates, which are included in the impact of the changes discussed above, resulted in higher selling, general and administrative expenses of $5 million in the six months of 2010 compared to 2009.

These higher expenses were partially offset by lower stock compensation and certain other benefit expenses of $7 million and savings of $4 million from our prior restructuring actions.

Restructuring

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Restructuring	$—	$31,215	$(31,215)	(100.0)%

During the six months of 2009, we incurred $31 million in restructuring charges, which primarily related to employee termination and other benefits, exiting supply contracts and other exit costs associated with facility closures approved during that period that did not recur in 2010.

Operating Profit

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Operating profit	$208,517	$100,115	$108,402	108.3%

Operating profit was higher in the six months of 2010 compared to 2009 as a result of higher gross profit of $117 million and lower restructuring and related charges of $31 million, partially offset by higher selling, general and administrative expenses of $40 million. Changes in foreign currency exchange rates had a favorable impact on operating profit of $2 million in the six months of 2010 compared to 2009.

Other Expenses

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Other expenses	$4,034	$4,114	$(80)	(1.9)%

During the six months of 2010, we wrote off unamortized debt issuance costs and incurred charges for funding fees associated with the sales of certain trade accounts receivable to financial institutions, which combined totaled $4 million. The write-off related to unamortized debt issuance costs resulted from the repayment of $57 million of principal under the 2009 Senior Secured Credit Facility and from the reduction in borrowing capacity available under the Accounts Receivable Securitization Facility from $250 million to $150 million that we effected in recognition of our lower trade accounts receivable balance resulting from the sales of certain trade accounts receivable to a financial institution outside the Accounts Receivable Securitization Facility.

During the six months of 2009, we incurred costs to amend the 2006 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility of $4 million.

Interest Expense, Net

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$74,068	$81,607	$(7,539)	(9.2)%

Interest expense, net was lower by $8 million in the six months of 2010 compared to 2009. The lower interest expense was primarily attributable to lower outstanding debt balances that reduced interest expense by $10 million. The refinancing of our debt structure in December 2009, which included the amendment and restatement of the 2006 Senior Secured Credit Facility into the 2009 Senior Secured Credit Facility, the issuance of the 8% Senior Notes and settlement of certain outstanding interest rate hedging instruments, combined with a lower LIBOR and federal funds rate, caused a net increase in interest expense in the six months of 2010 compared to 2009 of $2 million.

Our weighted average interest rate on our outstanding debt was 5.46% during the six months of 2010 compared to 6.79% in the six months of 2009.

We are required under the 2009 Senior Secured Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. To comply with this requirement, in the six months of 2010 we entered into hedging arrangements whereby we capped the LIBOR interest rate component on an aggregate of $491 million of the floating rate debt under our $500 million Floating Rate Senior Notes due 2014 (the “Floating Rate Senior Notes”) at 4.262%.

Income Tax Expense

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Income tax expense	$8,490	$3,167	$5,323	168.1%

Our effective income tax rate was 7% in the six months of 2010 compared to 22% in the six months of 2009. The effective income tax rate of 7% for the six months of 2010 was primarily attributable to a discrete, non-recurring income tax benefit of approximately $20 million. The income tax benefit resulted from a change in estimate associated with the remeasurement of unrecognized tax benefit accruals and the determination that certain tax positions had been effectively settled following the finalization of tax reviews and audits for amounts that were less than originally anticipated. This non-recurring income tax benefit was partially offset by a lower proportion of our earnings attributed to foreign subsidiaries than in the six months of 2009 which are taxed at rates lower than the U.S. statutory rate.

Our effective tax rate reflects our strategic initiative to make capital investments outside the United States in our global supply chain in 2010.

Net Income

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net income	$121,925	$11,227	$110,698	986.0%

Net income for the six months of 2010 was higher than the six months of 2009 primarily due to higher operating profit of $108 million and lower interest expense of $8 million, partially offset by higher income tax expense of $5 million.

Operating Results by Business Segment — Six Months Ended July 3, 2010 Compared with Six Months Ended July 4, 2009

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$1,010,067	$926,327	$83,740	9.0%
Outerwear	505,179	444,346	60,833	13.7
Hosiery	79,831	90,348	(10,517)	(11.6)
Direct to Consumer	178,353	174,854	3,499	2.0
International	230,262	199,711	30,551	15.3
Other	—	8,277	(8,277)	(100.0)

Total net sales	$2,003,692	$1,843,863	$159,829	8.7%

Segment operating profit (loss):
Innerwear	$163,671	$130,668	$33,003	25.3%
Outerwear	22,323	(6,837)	29,160	NM
Hosiery	27,339	29,577	(2,238)	(7.6)
Direct to Consumer	8,137	15,346	(7,209)	(47.0)
International	25,638	19,137	6,501	34.0
Other	—	(1,810)	1,810	100.0

Total segment operating profit	247,108	186,081	61,027	32.8
Items not included in segment operating profit:
General corporate expenses	(32,463)	(42,694)	(10,231)	(24.0)
Amortization of trademarks and other intangibles	(6,128)	(6,181)	(53)	(0.9)
Restructuring	—	(31,215)	(31,215)	(100.0)
Inventory write-off included in cost of sales	—	(3,247)	(3,247)	(100.0)
Accelerated depreciation included in cost of sales	—	(2,274)	(2,274)	(100.0)
Accelerated depreciation included in selling, general and administrative expenses	—	(355)	(355)	(100.0)

Total operating profit	208,517	100,115	108,402	108.3
Other expenses	(4,034)	(4,114)	(80)	(1.9)
Interest expense, net	(74,068)	(81,607)	(7,539)	(9.2)

Income before income tax expense	$130,415	$14,394	$116,021	806.0%

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the six months of 2010 was consistent with the six months of 2009. Our consolidated selling, general and administrative expenses before segment allocations were $40 million higher in the six months of 2010 compared to 2009.

Innerwear

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$1,010,067	$926,327	$83,740	9.0%
Segment operating profit	163,671	130,668	33,003	25.3

Overall net sales in the Innerwear segment were higher by $84 million or 9% in the six months of 2010 compared to 2009, primarily due to space and distribution gains, retailer inventory restocking and stronger sales at retail. We are driving the growth in our Innerwear segment by leveraging our scale and consumer insight to gain new space and distribution. Our strong brands across all distribution channels and our innovation processes allow us to take advantage of long-term consumer trends.

Net sales in our male underwear product category were 19% or $71 million higher in the six months of 2010 compared to 2009, which reflect higher net sales in our Hanes brand of $68 million primarily due to distribution gains related to a new customer in the discount retail channel, space gains in the mass merchant and department store channels, increased retail sell through and retailer inventory restocking. Our male underwear product category continues to benefit from the increased media support for our Hanes brand and from our identification of key long-term megatrends such as comfort and dyed and color products. We have developed innovations to capitalize on these trends such as the Hanes Lay Flat Collar T-shirts and Hanes Comfortsoft waist band briefs and boxers.

Total intimate apparel net sales were $8 million higher in the six months of 2010 compared to 2009. Our bra category net sales were $12 million higher in the full and average figure sizes driven primarily by space and distribution gains. Our panties category net sales were lower by $4 million primarily due to replenishment timing and certain style exits. From a brand perspective, our net sales were higher in our smaller brands (barely there, Just My Size and Wonderbra) by $10 million and our Bali brand by $3 million, partially offset by lower net sales in our Hanes brand of $2 million and our Playtex brand of $2 million.

Higher net sales of $5 million in our socks product category reflect higher Hanes brand net sales of $12 million primarily due to space gains, partially offset by lower Champion brand net sales of $7 million in the six months of 2010 compared to 2009. The higher Hanes brand net sales were primarily due to space gains in the mass merchant channel and the lower Champion brand net sales were primarily due to lower net sales in the wholesale club channel.

Innerwear segment gross profit was higher by $51 million in the six months of 2010 compared to 2009. The higher gross profit was primarily due to higher sales volume of $48 million, lower production costs of $13 million related to lower energy and oil-related costs, including non-customer freight costs, savings from our prior restructuring actions of $10 million, vendor price reductions of $9 million, lower cotton costs of $3 million and higher product pricing of $3 million before increased sales incentives. These lower costs were partially offset by higher sales incentives of $22 million due to higher sales volumes and investments made with retailers, unfavorable product sales mix of $10 million and higher excess and obsolete inventory costs of $2 million.

As a percent of segment net sales, gross profit in the Innerwear segment was 34.9% in the six months of 2010 compared to 32.6% in the six months of 2009, increasing as a result of the items described above.

Innerwear segment operating profit was higher in the six months of 2010 compared to 2009 primarily as a result of higher gross profit and savings of $2 million from prior restructuring actions primarily for compensation and related benefits, partially offset by higher media related MAP expenses of $12 million, higher non-media related MAP expenses of $4 million and higher distribution expenses of $3 million.

Outerwear

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$505,179	$444,346	$60,833	13.7%
Segment operating profit (loss)	22,323	(6,837)	29,160	NM

Outerwear segment net sales, which benefited from space and distribution gains and stronger sales at retail, were higher by $61 million or 14% in the six months of 2010 compared to 2009. Our casualwear category net sales were higher in both the retail and wholesale channels by $42 million and $9 million, respectively. The higher net sales in the retail casualwear channel of 69% reflect space gains primarily from an exclusive long-term agreement entered into with Wal-Mart in April 2009 that significantly expanded the presence of our Just My Size brand. This integrated program with Wal-Mart develops, sources, and merchandises a line of women’s clothing designed to meet the needs of plus size women.

Our Champion brand activewear net sales, which continue to be positively impacted by our marketing investment in the brand, were higher by $10 million or 5%. Our Champion brand has achieved consistent growth by focusing on the fast growing active demographic with a unique moderate price positioning.

Outerwear segment gross profit was higher by $37 million in the six months of 2010 compared to 2009. The higher gross profit was primarily due to higher sales volume of $24 million, lower sales incentives of $9 million, lower production costs of $7 million related to lower energy and oil-related costs, including non-customer freight costs, lower other manufacturing costs of $6 million primarily related to cost reductions at our manufacturing facilities, savings of $5 million from our cost reduction initiatives and prior restructuring actions, vendor price reductions of $4 million, lower cotton costs of $3 million and lower excess and obsolete inventory costs of $1 million. These lower costs were partially offset by lower product pricing of $14 million primarily within the wholesale casualwear channel and an unfavorable product sales mix of $8 million.

As a percent of segment net sales, gross profit in the Outerwear segment was 22.3% in the six months of 2010 compared to 17.0% in the six months of 2009, increasing as a result of the items described above.

Outerwear segment operating profit was higher in the six months of 2010 compared to 2009 primarily as a result of higher gross profit, partially offset by higher distribution expenses of $4 million, higher non-media related MAP expenses of $3 million and higher media related MAP expenses of $2 million.

Hosiery

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$79,831	$90,348	$(10,517)	(11.6)%
Segment operating profit	27,339	29,577	(2,238)	(7.6)

Net sales in the Hosiery segment declined by $11 million or 12%, which was primarily due to lower sales of our L’eggs brand to mass retailers and food and drug stores. The hosiery category has been in a state of consistent decline for the past decade, as the trend toward casual dress reduced demand for sheer hosiery. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

Hosiery segment gross profit was lower by $1 million in the six months of 2010 compared to 2009. The lower gross profit for the six months of 2010 compared to 2009 was primarily the result of lower sales volume of $5 million and higher sales incentives of $2 million, offset by lower production costs of $2 million, lower other manufacturing costs of $1 million, higher product pricing of $1 million and vendor price reductions of $1 million.

As a percent of segment net sales, gross profit in the Hosiery segment was 54.9% in the six months of 2010 compared to 49.8% in the six months of 2009.

Hosiery segment operating profit was lower in the six months of 2010 compared to 2009 primarily as a result of lower gross profit and higher media related MAP expenses of $2 million.

Direct to Consumer

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$178,353	$174,854	$3,499	2.0%
Segment operating profit	8,137	15,346	(7,209)	(47.0)

Direct to Consumer segment net sales were $3 million or 2% higher in the six months of 2010 compared to 2009 primarily due to higher net sales related to our Internet operations and higher net sales in our outlet stores attributable to new store openings since the six months of 2009, partially offset by lower comparable store sales. The lower comparable store sales of 3% were driven by lower traffic.

Direct to Consumer segment gross profit was higher by $1 million in the six months of 2010 compared to 2009. The higher gross profit was primarily due to higher sales volume of $3 million, partially offset by higher other product costs of $2 million. As a percent of segment net sales, gross profit in the Direct to Consumer segment was 62.2% in the six months of 2010 compared to 63.0% in the six months of 2009.

Direct to Consumer segment operating profit was lower in the six months of 2010 compared to 2009 primarily as a result of higher expenses of $4 million as a result of new retail stores or expanding existing stores over the last 12 months, higher non-media related MAP expenses of $2 million and higher distribution expenses of $2 million, partially offset by higher gross profit.

International

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$230,262	$199,711	$30,551	15.3%
Segment operating profit	25,638	19,137	6,501	34.0

Overall net sales in the International segment were higher by $31 million or 15% in the six months of 2010 compared to 2009, primarily as a result of stronger net sales in Canada, Europe, Brazil and Mexico, which reflects space and distribution gains and stronger sales at retail, and a favorable impact of $15 million related to foreign currency exchange rates, partially offset by lower sales in Japan.

Excluding the impact of foreign exchange rates on currency, International segment net sales increased by 8% in the six months of 2010 compared to 2009. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Canadian dollar, Brazilian real, Mexican peso and Japanese yen compared to the U.S. dollar, partially offset by the strengthening of the U.S. dollar compared to the Euro.

During the six months of 2010, we experienced higher net sales, in each case excluding the impact of foreign currency exchange rates, in our intimate apparel, male underwear and socks businesses in Canada of $8 million, in our casualwear business in Europe of $4 million, in our male underwear and hosiery businesses in Brazil of $2 million and in our intimate apparel business in Mexico of $2 million and higher net sales of $5 million in all other regions, partially offset by lower net sales in our male underwear and activewear businesses in Japan of $5 million. Our innerwear businesses in Canada and Mexico continue to produce strong sales growth as we hold leading positions with strong market shares in intimate apparel and male underwear product categories. In certain international markets we are focusing on adopting global designs for some product categories to quickly launch new styles to expand our market position. The higher net sales reflect our successful efforts to improve our strong positions.

International segment gross profit was higher by $15 million in the six months of 2010 compared to 2009. The higher gross profit was primarily a result of higher sales volume of $9 million, a favorable impact related to foreign currency exchange rates of $7 million and vendor price reductions of $3 million, partially offset by higher sales incentives of $4 million.

As a percent of segment net sales, gross profit in the International segment was 39.4% in the six months of 2010 compared to 2009 at 37.7%, increasing as a result of the items described above.

International segment operating profit was higher in the six months of 2010 compared to 2009 primarily attributable to the higher gross profit, partially offset by higher selling and other marketing expenses of $4 million and higher distribution expenses of $3 million. The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on operating profit of $2 million in the six months of 2010 compared to 2009.

Other

	Six Months Ended
	July 3,	July 4,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$—	$8,277	$(8,277)	(100.0)%
Segment operating profit (loss)	—	(1,810)	1,810	100.0

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

General Corporate Expenses

General corporate expenses were lower in the six months of 2010 compared to 2009 primarily due to lower start-up and shut-down costs of $10 million associated with the consolidation and globalization of our supply chain and lower stock compensation and certain other benefits of $3 million, partially offset by higher other expenses of $3 million.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are cash generated by operations and availability under the revolving loan facility (the “Revolving Loan Facility”) under the 2009 Senior Secured Credit Facility, Accounts Receivable Securitization Facility and our international loan facilities. At July 3, 2010, we had $194 million of borrowing availability under our $400 million Revolving Loan Facility (after taking into account outstanding letters of credit), $52 million of borrowing availability under our international loan facilities and $37 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

The following have impacted or are expected to impact liquidity:

•	we have principal and interest obligations under our debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to ramp up our lower-cost manufacturing capacity in Asia, Central America and the Caribbean Basin and enhance efficiency;

•	we expect to make payments related to actions taken in prior periods related to our restructuring efforts;

•	we may selectively pursue strategic acquisitions;

•	we could increase or decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly impact our effective income tax rate; and

•	our board of directors has authorized the repurchase of up to 10 million shares of our stock in the open market over the next few years (2.8 million of which we have repurchased as of July 3, 2010 at a cost of $75 million), although we may choose not to repurchase any stock and instead focus on the repayment of our debt.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. We have restructured our supply chain over the past three years to create more efficient production clusters that utilize fewer, larger facilities and to balance production capability between the Western Hemisphere and Asia. As a result of increased sales expectations for 2010 as discussed above in the “Outlook” section of this MD&A, we have secured additional capacity with outside contractors to support sales growth.

In the near term, we anticipate working capital to increase, primarily in the form of inventory, to support our higher sales growth. We may also need to carry additional inventory into 2011 to support continuing sales momentum and secure additional production capacity with outside contractors as needed. With our global supply chain infrastructure substantially in place, we are focused long-term on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. We are focused on optimizing the working capital needs of our supply chain through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements. Factors that could help us in these efforts include higher sales volume and the realization of additional cost benefits from previous restructuring and related actions.

As of July 3, 2010, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K or other SEC filings could cause noncompliance.

Our debt under the 2009 Senior Secured Credit Facility, Floating Rate Senior Notes and Accounts Receivable Securitization Facility bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. We are required under the 2009 Senior Secured Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. To comply with this requirement, in the first quarter of 2010 we entered into hedging arrangements whereby we capped the LIBOR interest rate component on an aggregate of $491 million of the floating rate debt under the Floating Rate Senior Notes at 4.262%. The interest rate cap arrangements, with notional amounts of $241 million and $250 million, expire in December 2011.

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

We anticipate working capital to increase, primarily in the form of inventory, to support our higher sales growth. Year-end 2010 inventory could be 10% or $100 million higher than year-end 2009, in line with our expected sales growth. We estimate that one-third of the increase could come from commodity cost inflation and the remaining increase from unit growth.

Capital spending has varied significantly from year to year as we executed our supply chain consolidation and globalization strategy and the integration and consolidation of our technology systems. As a result of increased sales expectations for 2010, we expect to invest $60 to $70 million in net capital expenditures and intend to carry adequate inventory levels to maximize sales potential. We spent $58 million on gross capital expenditures during the six months of 2010, which were offset by cash proceeds of $45 million from sales of exited supply chain facilities and sale-leaseback transactions.

In June 2010, the U.S. Congress passed legislation that provides for pension funding relief for companies with defined benefit pension plans by allowing those companies to choose between two alternative funding schedules: amortizing funding shortfalls over 15 years for any two plan years between 2008 and 2011, or paying interest on a funding shortfall for only two plan years of the employer’s choosing after which a seven-year amortization would apply. We expect either funding relief option could benefit us with improved cash flow over the next one to two years due to expected lower pension contributions, however neither option will improve total cash flow. We are working with our actuaries to quantify the magnitude of the short-term impact on us.

There have been no other significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended January 2, 2010.

Sources and Uses of Our Cash

The information presented below regarding the sources and uses of our cash flows for the six months ended July 3, 2010 and July 4, 2009 was derived from our consolidated financial statements. Our cash flows are typically stronger in the second half of the year as our sales are normally higher in the last two quarters of each fiscal year as a result of back-to-school and holiday shopping periods.

	Six Months Ended
	July 3,	July 4,
	2010	2009
	(dollars in thousands)

Operating activities	$(64,272)	$26,517
Investing activities	(13,422)	(69,037)
Financing activities	76,247	22,828
Effect of changes in foreign currency exchange rates on cash	(699)	(89)

Decrease in cash and cash equivalents	(2,146)	(19,781)
Cash and cash equivalents at beginning of year	38,943	67,342

Cash and cash equivalents at end of period	$36,797	$47,561

Operating Activities

Net cash used in operating activities was $64 million in the six months of 2010 compared to net cash provided by operating activities of $27 million in the six months of 2009. The lower cash from operating activities of $91 million for the six months of 2010 compared to the six months of 2009 is primarily attributable to higher uses of our working capital of $202 million partially offset by higher net income of $111 million.

Net inventory increased $246 million from January 2, 2010 in order to build for the seasonally stronger second half of the year and back-to-school period and to support space and distribution gains. In addition, our raw materials and work in process inventory was slightly higher due to the Asia supply chain transition and production ramp-up.

Accounts receivable was $62 million higher compared to January 2, 2010 primarily due to higher sales volumes and timing of collections, partially offset by the sale of selected trade accounts receivable to financial institutions.

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

Investing Activities

Net cash used in investing activities was $13 million in the six months of 2010 compared to $69 million in the six months of 2009. The lower net cash used in investing activities of $56 million for the six months of 2010 compared to the six months of 2009 was primarily the result of higher proceeds from sales of assets of $36 million and lower gross capital expenditures of $20 million. During the six months of 2010, proceeds from sales of assets were $45 million, primarily resulting from sale-leaseback transactions involving four distribution centers.

Financing Activities

Net cash provided by financing activities was $76 million in the six months of 2010 compared to $23 million in the six months of 2009. The higher net cash from financing activities of $53 million in the six months of 2010 compared to the six months of 2009 was primarily the result of higher net borrowings on the Revolving Loan Facility of $76 million and higher net borrowings of $49 million on the Accounts Receivable Securitization Facility, partially offset by $59 million in repayments of debt under the 2009 Senior Secured Credit Facility and higher net repayments on notes payable of $36 million. In addition, we made payments of $22 million for debt amendment fees associated with the amendments of the Accounts Receivable Securitization Facility and the 2006 Senior Secured Credit Facility during the six months of 2009 that did not recur in 2010 and received proceeds of $1 million from stock options exercised in the six months of 2010.

Cash and Cash Equivalents

As of July 3, 2010 and January 2, 2010, cash and cash equivalents were $37 million and $39 million, respectively. The lower cash and cash equivalents as of July 3, 2010 was primarily the result of net cash used in operating activities of $64 million and net cash used in investing activities of $13 million, partially offset by net cash provided by financing activities of $76 million.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 2, 2010. There have been no material changes in these policies during the quarter ended July 3, 2010.

We recognized a change in our estimate of unrecognized tax benefit accruals of $17 million and $20 million for the quarter and six months ended July 3, 2010, respectively. This change in estimate resulted from the circumstances described above, and was not a result of any change in the application of our accounting policies.

Recently Issued Accounting Pronouncements

Fair Value Disclosures

In January 2010, the Financial Accounting Standards Board issued new accounting rules related to the disclosure requirements for fair value measurements. The new accounting rules require new disclosures regarding significant transfers between Levels 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The new accounting rules also clarify existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The new accounting rules are effective for our first interim fiscal period beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the disclosures effective for the first interim fiscal period beginning after December 15, 2009 did not have a material impact on our financial condition, results of operations or cash flows but resulted in certain additional disclosures reflected in Note 8 to the consolidated financial statements.

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
E. Lee Wyatt Jr.
Executive Vice President,
Chief Financial Officer

Date: July 28, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008).
3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.12	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.13	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.14	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.15	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.16	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.17	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.18	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.19	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.20	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.21	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.)(incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.22	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.23	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.24	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.25	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.26	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.27	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.28	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.29	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.30	Certificate of Formation of Inner Self LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.31	Limited Liability Company Agreement of Inner Self LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.32	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.33	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.34	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.35	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC (incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.36	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.37	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.38	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.39	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.40	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.41	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.42	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number		Description

3.43		Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
31.1		Certification of Richard A. Noll, Chief Executive Officer.
31.2		Certification of E. Lee Wyatt Jr., Chief Financial Officer.
32.1		Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2		Section 1350 Certification of E. Lee Wyatt Jr., Chief Financial Officer.
101	.INS XBRL	Instance Document*
101	.SCH XBRL	Taxonomy Extension Schema Document*
101	.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*
101	.LAB XBRL	Taxonomy Extension Label Linkbase Document*
101	.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-4