Form 10-Q
period 2010-10-02
Hanesbrands Inc.
filed 2010-10-28
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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

As of October 25, 2010, there were 95,778,117 shares of the registrant’s common stock outstanding.

Trademarks, Trade Names and Service Marks

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that may appear in this Quarterly Report on Form 10-Q include the Hanes, Champion, C9 by Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Stedman, Outer Banks, Zorba, Rinbros and Duofold marks, which may be registered in the United States and other jurisdictions. We do not own any trademark, trade name or service mark of any other company appearing in this Quarterly Report on Form 10-Q.

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

HANESBRANDS INC.

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net sales	$1,173,362	$1,058,673	$3,177,054	$2,902,536
Cost of sales	809,487	701,993	2,110,943	1,960,589

Gross profit	363,875	356,680	1,066,111	941,947
Selling, general and administrative expenses	249,815	248,267	743,534	702,204
Restructuring	—	15,104	—	46,319

Operating profit	114,060	93,309	322,577	193,424
Other expenses	1,094	2,423	5,128	6,537
Interest expense, net	36,326	42,941	110,394	124,548

Income before income tax expense	76,640	47,945	207,055	62,339
Income tax expense	15,328	6,807	23,818	9,974

Net income	$61,312	$41,138	$183,237	$52,365

Earnings per share:
Basic	$0.64	$0.43	$1.90	$0.55
Diluted	$0.63	$0.43	$1.87	$0.55
Weighted average shares outstanding:
Basic	96,496	95,247	96,417	94,880
Diluted	97,752	96,422	97,790	95,469

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	October 2,	January 2,
	2010	2010

Assets
Cash and cash equivalents	$75,496	$38,943
Trade accounts receivable less allowances of $20,316 at October 2, 2010 and $25,776 at January 2, 2010	531,360	450,541
Inventories	1,377,286	1,049,204
Deferred tax assets and other current assets	270,870	283,869

Total current assets	2,255,012	1,822,557

Property, net	596,458	602,826
Trademarks and other identifiable intangibles, net	129,079	136,214
Goodwill	322,002	322,002
Deferred tax assets and other noncurrent assets	452,742	442,965

Total assets	$3,755,293	$3,326,564

Liabilities and Stockholders’ Equity
Accounts payable	$461,879	$351,971
Accrued liabilities	303,130	295,635
Notes payable	42,651	66,681
Current portion of debt	150,000	164,688

Total current liabilities	957,660	878,975

Long-term debt	1,871,672	1,727,547
Other noncurrent liabilities	387,434	385,323

Total liabilities	3,216,766	2,991,845

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 95,776,484 at October 2, 2010 and 95,396,967 at January 2, 2010	958	954
Additional paid-in capital	298,930	287,955
Retained earnings	452,043	268,805
Accumulated other comprehensive loss	(213,404)	(222,995)

Total stockholders’ equity	538,527	334,719

Total liabilities and stockholders’ equity	$3,755,293	$3,326,564

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	October 2,	October 3,
	2010	2009

Operating activities:
Net income	$183,237	$52,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	54,232	57,476
Amortization of intangibles	9,046	9,293
Restructuring	—	6,978
Write-off on early extinguishment of debt	2,340	2,423
Charges incurred for amendments of credit facilities	—	4,114
Amortization of debt issuance costs	9,724	7,951
Amortization of loss on interest rate hedge	13,732	—
Stock compensation expense	8,320	27,637
Deferred taxes and other	(10,224)	(8,422)
Changes in assets and liabilities:
Accounts receivable	(77,782)	(128,636)
Inventories	(333,132)	159,432
Other assets	9,112	21,380
Accounts payable	109,964	(31,923)
Accrued liabilities and other	(15,643)	30,739

Net cash provided by (used in) operating activities	(37,074)	210,807

Investing activities:
Purchases of property, plant and equipment	(78,570)	(99,709)
Proceeds from sales of assets	45,469	15,814
Other	(519)	10

Net cash used in investing activities	(33,620)	(83,885)

Financing activities:
Borrowings on notes payable	991,061	1,169,301
Repayments on notes payable	(1,015,338)	(1,168,799)
Payments to amend credit facilities	(1,688)	(22,165)
Borrowings on revolving loan facility	1,597,500	1,353,525
Repayments on revolving loan facility	(1,459,000)	(1,353,525)
Repayment of debt under 2009 Senior Secured Credit Facility	(59,063)	—
Repayment of debt under 2006 Senior Secured Credit Facility	—	(140,250)
Borrowings on Accounts Receivable Securitization Facility	191,424	176,616
Repayments on Accounts Receivable Securitization Facility	(141,424)	(170,190)
Proceeds from stock options exercised	3,437	376
Other	308	(824)

Net cash provided by (used in) financing activities	107,217	(155,935)

Effect of changes in foreign exchange rates on cash	30	288

Increase (decrease) in cash and cash equivalents	36,553	(28,725)
Cash and cash equivalents at beginning of year	38,943	67,342

Cash and cash equivalents at end of period	$75,496	$38,617

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

To reflect a change previously made in the classification of freight expenses payable, a revision to the nine months ended October 3, 2009 Condensed Consolidated Statement of Cash Flows was made to reclassify changes in cash related to these payables from Accrued Liabilities and Other to Accounts Payable. This reclassification had no impact on the Company’s previously reported total net cash flows from operating, investing or financing activities.

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

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the quarters and nine months ended October 2, 2010 and October 3, 2009. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares for the quarters and nine months ended October 2, 2010 and October 3, 2009 is as follows:

	Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Basic weighted average shares	96,496	95,247	96,417	94,880
Effect of potentially dilutive securities:
Stock options	664	205	781	—
Restricted stock units	589	970	591	589
Employee stock purchase plan and other	3	—	1	—

Diluted weighted average shares	97,752	96,422	97,790	95,469

For the quarters ended October 2, 2010 and October 3, 2009, options to purchase 606 and 4,612 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the nine months ended October 2, 2010 and October 3, 2009, 0 and 43 restricted stock units, respectively, and options to purchase 606 and 5,871 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

(4)	Inventories

Inventories consisted of the following:

	October 2,	January 2,
	2010	2010

Raw materials	$130,573	$106,138
Work in process	126,674	100,686
Finished goods	1,120,039	842,380

	$1,377,286	$1,049,204

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(5)	Trade Accounts Receivable

Allowances for Trade Accounts Receivable

The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions for the quarter and nine months ended October 2, 2010 are as follows:

		Allowance
	Allowance	for
	for	Chargebacks
	Doubtful	and Other
	Accounts	Deductions	Total

Balance at January 2, 2010	$15,502	$10,274	$25,776
Charged to expenses	(107)	6,026	5,919
Deductions and write-offs	(53)	(893)	(946)

Balance at April 3, 2010	15,342	15,407	30,749

Charged to expenses	(1,617)	(1,852)	(3,469)
Deductions and write-offs	(79)	(1,787)	(1,866)

Balance at July 3, 2010	13,646	11,768	25,414

Charged to expenses	914	(632)	282
Deductions and write-offs	(3,433)	(1,947)	(5,380)

Balance at October 2, 2010	$11,127	$9,189	$20,316

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

During the quarter and nine months ended October 2, 2010, the Company recognized funding fees of $1,094 and $2,557, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Condensed Consolidated Statements of Income.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(6)	Debt

The Company had the following debt at October 2, 2010 and January 2, 2010:

	Interest
	Rate as of	Principal Amount
	October 2,	October 2,	January 2,
	2010	2010	2010	Maturity Date

2009 Senior Secured Credit Facility:
Term Loan Facility	5.25%	$690,937	$750,000	December 2015
Revolving Loan Facility	4.76%	190,000	51,500	December 2013
8% Senior Notes	8.00%	500,000	500,000	December 2016
Floating Rate Senior Notes	4.12%	490,735	490,735	December 2014
Accounts Receivable Securitization Facility	2.82%	150,000	100,000	December 2010

		2,021,672	1,892,235
Less current maturities		150,000	164,688

		$1,871,672	$1,727,547

As of October 2, 2010, the Company had $190,000 outstanding under the $600,000 revolving loan facility (the “Revolving Loan Facility”) under the senior secured credit facility that the Company entered into in 2006 (the “2006 Senior Secured Credit Facility”) and amended and restated in December 2009 (as amended and restated, the “2009 Senior Secured Credit Facility”), $17,046 of standby and trade letters of credit issued and outstanding under this facility and $392,954 of borrowing availability.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010, the 2009 Senior Secured Credit Facility permits the Company, at its option, to add one or more term loan facilities or increase the commitments under the Revolving Loan Facility in an aggregate amount of up to $300,000 so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence and that the Company is in pro forma compliance with the financial covenants in the 2009 Senior Secured Credit Facility. In order to support its working capital needs and fund an acquisition, on September 1, 2010, as permitted by the 2009 Senior Secured Credit Facility, the Company increased the commitments under the Revolving Loan Facility by an aggregate amount of $200,000, increasing the borrowing availability under the Revolving Loan Facility from $400,000 to $600,000. During the quarter and nine months ended October 2, 2010, the Company incurred $1,688 in capitalized debt issuance costs in connection with increasing the borrowing availability under the Revolving Loan Facility. Debt issuance costs are amortized to interest expense over the life of the debt instrument.

On January 29, 2010, in recognition of the lower trade accounts receivable balance resulting from the sale by the Company of certain trade accounts receivable to a financial institution outside the accounts receivable securitization facility that the Company entered into in November 2007 (the “Accounts Receivable Securitization Facility”), HBI Receivables LLC, the Company’s wholly-owned bankruptcy-remote subsidiary that is a party to such facility, gave notice to the agent and the managing agents under the Accounts Receivable Securitization Facility that, as permitted by the terms of such facility, effective February 11, 2010, the amount of funding available under the Accounts Receivable Securitization Facility was being reduced from $250,000 to $150,000. During the quarter and nine months ended October 2, 2010, the Company recognized $0 and $686, respectively, of a write-off on early extinguishment of debt related to unamortized debt issuance costs on the Accounts Receivable Securitization Facility as a result of the reduction in borrowing capacity.

During the quarter and nine months ended October 2, 2010, the Company recognized $0 and $1,654, respectively, of a write-off on early extinguishment of debt related to unamortized debt issuance costs on the 2009 Senior Secured Credit Facility as a result of the prepayment of $57,188 of principal in April 2010. The Company also recognized $0 and $231 in additional charges related to the amendments of credit facilities in

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

2009 during the quarter and nine months ended October 2, 2010, respectively. These charges are reflected in the “Other expenses” line of the Condensed Consolidated Statements of Income.

During the quarter and nine months ended October 3, 2009, the Company recognized $2,423 of a write-off on early extinguishment of debt related to unamortized debt issuance costs on the 2006 Senior Secured Credit Facility as a result of the prepayment of $140,250 of principal in September 2009. This loss is reflected in the “Other expenses” line of the Condensed Consolidated Statements of Income.

During the quarter and nine months ended October 3, 2009, the Company recognized charges of $0 and $4,114, respectively, in the “Other expenses” line of the Condensed Consolidated Statements of Income, which represent certain costs related to amendments of the 2006 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility.

As of October 2, 2010, the Company was in compliance with all covenants under its credit facilities.

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. Mark to market hedge derivatives relating to intercompany foreign exchange contracts are reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. As of October 2, 2010, the U.S. dollar equivalent of commitments to purchase and sell foreign currencies in the Company’s foreign currency mark to market hedge derivative portfolio was is $12,550 and $38,501, respectively, using the exchange rate at the reporting date.

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

Cash Flow Hedges — Interest Rate Derivatives

From time to time, the Company uses interest rate cash flow hedges in the form of swaps and caps in order to mitigate the Company’s exposure to variability in cash flows for the future interest payments on a designated portion of floating rate debt. The effective portion of interest rate hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying debt interest payments are recognized. Interest rate cash flow hedge derivatives are reported as a component of interest expense and therefore are reported as cash flow from operating activities similar to the manner in which cash interest payments are reported in the Condensed Consolidated Statements of Cash Flows.

The Company is required under the 2009 Senior Secured Credit Facility to hedge a portion of its floating rate debt to reduce interest rate risk caused by floating rate debt issuance. To comply with this requirement, in the quarter ended April 3, 2010, the Company entered into hedging arrangements whereby it capped the LIBOR interest rate component on an aggregate of $490,735 of the floating rate debt under the Company’s $500,000 Floating Rate Senior Notes due 2014 (the “Floating Rate Senior Notes”) at 4.262%. The interest rate cap arrangements, with notional amounts of $240,735 and $250,000, expire in December 2011.

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

Historically, the principal currencies hedged by the Company include the Euro, Mexican peso, Canadian dollar and Japanese yen. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. As of October 2, 2010, the U.S. dollar equivalent of commitments to sell foreign currencies in the Company’s foreign currency cash flow hedge derivative portfolio was $53,752, using the exchange rate at that date.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Cash Flow Hedges — Commodity Derivatives

Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. From time to time, the Company uses commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedge instrument. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The effective portion of commodity hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. The settlement of commodity hedge derivative contracts related to the purchase of inventory is reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. There were no amounts outstanding under cotton futures or cotton option contracts at October 2, 2010 and January 2, 2010.

Fair Values of Derivative Instruments

The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

		Fair Value
		October 2,	January 2,
	Balance Sheet Location	2010	2010

Derivative assets — hedges
Interest rate contracts	Other assets	$20	$—
Foreign exchange contracts	Other current assets	—	407

Total derivative assets — hedges		20	407

Derivative assets — non-hedges
Foreign exchange contracts	Other current assets	220	207

Total derivative assets		$240	$614

Derivative liabilities — hedges
Foreign exchange contracts	Accrued liabilities	(1,351)	(107)

Total derivative liabilities — hedges		(1,351)	(107)

Derivative liabilities — non-hedges
Foreign exchange contracts	Accrued liabilities	(1,408)	(432)

Total derivative liabilities		$(2,759)	$(539)

Net derivative asset (liability)		$(2,519)	$75

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

				Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in		Location of	Accumulated
	Accumulated Other		Gain (Loss)	Other Comprehensive
	Comprehensive Loss		Reclassified from	Loss into Income
	(Effective Portion)		Accumulated Other	(Effective Portion)
	Quarter Ended		Comprehensive	Quarter Ended
	October 2,	October 3,	Loss into Income	October 2,	October 3,
	2010	2009	(Effective Portion)	2010	2009

Interest rate contracts	$(82)	$(541)	Interest expense, net	$(4,214)	$219
Foreign exchange contracts	(2,387)	(898)	Cost of sales	(514)	(127)

Total	$(2,469)	$(1,439)		$(4,728)	$92

				Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in		Location of	Accumulated
	Accumulated Other		Gain (Loss)	Other Comprehensive
	Comprehensive Loss		Reclassified from	Loss into Income
	(Effective Portion)		Accumulated Other	(Effective Portion)
	Nine Months Ended		Comprehensive	Nine Months Ended
	October 2,	October 3,	Loss into Income	October 2,	October 3,
	2010	2009	(Effective Portion)	2010	2009

Interest rate contracts	$(499)	$17,471	Interest expense, net	$(13,836)	$348
Foreign exchange contracts	(2,096)	(1,768)	Cost of sales	(1,138)	(1,240)
Commodity contracts	—	—	Cost of sales	—	96

Total	$(2,595)	$15,703		$(14,974)	$(796)

The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated Other Comprehensive Loss of approximately $11,287.

The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income. The Company recognized gains (losses) for the quarter and nine months ended October 2, 2010 related to ineffectiveness of hedging relationships for foreign exchange contracts of $(1) and $6, respectively. The Company recognized gains related to ineffectiveness of hedging relationships for the quarter ended October 3, 2009 of $102, consisting of $75 for interest rate contracts and $27 for foreign exchange contracts. The Company recognized gains related to ineffectiveness of hedging relationships for the nine months ended October 3, 2009 of $246, consisting of $227 for interest rate contracts and $19 for foreign exchange contracts.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The effect of mark to market hedge derivative instruments on the Condensed Consolidated Statements of Income is as follows:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income		Recognized in Income
	Location of Gain (Loss)	Quarter Ended		Nine Months Ended
	Recognized in Income on	October 2,	October 3,	October 2,	October 3,
	Derivative	2010	2009	2010	2009

Foreign exchange contracts	Selling, general and administrative expenses	$(1,838)	$4,365	$(1,309)	$3,189

Total		$(1,838)	$4,365	$(1,309)	$3,189

(8)	Fair Value of Assets and Liabilities

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

As of October 2, 2010, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis. The fair values of interest rate derivatives are determined with pricing models using LIBOR interest rate curves, spreads, volatilities and other relevant information developed using market data and are categorized as Level 2. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2.

There were no changes during the quarter ended October 2, 2010 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended October 2, 2010. As of October 2, 2010, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of
	October 2, 2010
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Foreign exchange derivative contracts	$—	$220	$—
Foreign exchange derivative contracts	—	(2,759)	—
Interest rate derivative contracts	—	20	—

Total	$—	$(2,519)	$—

	Assets (Liabilities) at Fair Value as of
	January 2, 2010
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Foreign exchange derivative contracts	$—	$614	$—
Foreign exchange derivative contracts	—	(539)	—

Total	$—	$75	$—

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of October 2, 2010 and January 2, 2010. The fair value of debt was $2,036,470 and $1,881,868 as of October 2, 2010 and January 2, 2010 and had a carrying value of $2,021,672 and $1,892,235, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable approximated fair value as of October 2, 2010 and January 2, 2010, primarily due to the short-term nature of these instruments.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(9)	Comprehensive Income

The Company’s comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net income	$61,312	$41,138	$183,237	$52,365
Translation adjustments	8,399	8,047	2,079	16,303
Amortization of loss on interest rate hedge, net of tax of $1,672, $0, $5,476 and $0, respectively	2,519	—	8,256	—
Net derivative activity on qualifying cash flow hedges, net of tax of $(771), $(524), $(540) and $5,800, respectively	(1,162)	(823)	(814)	9,108
Recognition of loss from pension plan settlement, net of tax of $53, $1,227, $53 and $1,227, respectively	69	1,928	69	1,928
Amounts amortized into net periodic cost:
Prior service cost, net of tax of $3, $3, $9 and $9, respectively	4	4	12	12
Actuarial loss, net of tax of $860, $888, $2,580 and $2,508, respectively	1,297	1,396	3,891	3,938

Comprehensive income	$72,438	$51,690	$196,730	$83,654

(10)	Income Taxes

The Company’s effective income tax rate was 20% and 12% for the quarter and nine months ended October 2, 2010, respectively, and 14% and 16% for the quarter and nine months ended October 3, 2009, respectively.

The higher effective income tax rate of 20% for the quarter ended October 2, 2010 compared to 14% for the quarter ended October 3, 2009 was primarily attributable to a lower proportion of the Company’s earnings attributed to foreign subsidiaries in the quarter ended October 2, 2010 which are taxed at rates lower than the U.S. statutory rate. The lower effective income tax rate of 12% for the nine months ended October 2, 2010 compared to 16% for the nine months ended October 3, 2009 was primarily attributable to a discrete, non-recurring income tax benefit of approximately $20 million for the nine months ended October 2, 2010, partially offset by a lower proportion of the Company’s earnings attributed to foreign subsidiaries in the quarter ended October 2, 2010 which are taxed at rates lower than the U.S. statutory rate. The income tax benefit resulted from a change in estimate associated with the remeasurement of unrecognized tax benefit accruals and the determination that certain tax positions had been effectively settled following the finalization of tax reviews and audits for amounts that were less than originally anticipated.

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

Based on the Company’s computation of the final amount of deferred taxes for the Company’s opening balance sheet as of September 6, 2006, the amount that is expected to be collected from Sara Lee based on the Company’s computation of $72,223, which reflects a preliminary cash installment received from Sara Lee of $18,000, is included as a receivable in “Deferred tax assets and other current assets” in the Condensed Consolidated Balance Sheets as of October 2, 2010 and January 2, 2010. The Company and Sara Lee have exchanged information in connection with this matter, but Sara Lee has disagreed with the Company’s computation. In accordance with the dispute resolution provisions of the tax sharing agreement, in August 2009, the Company submitted the dispute to binding arbitration. The arbitration process is ongoing, and the Company will continue to prosecute its claim. The Company does not believe that the resolution of this dispute will have a material impact on the Company’s financial position, results of operations or cash flows.

(11)	Business Segment Information

The Company’s operations are managed and reported in five operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Hosiery, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses but the segments share a common supply chain and media and marketing platforms. In October 2009, the Company completed the sale of its yarn operations and, as a result, the Company no longer has net sales in the Other segment, which was primarily comprised of sales of yarn to third parties.

The types of products and services from which each reportable segment derives its revenues are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of women’s intimate apparel, men’s underwear, kids’ underwear and socks.

•	Outerwear sells basic branded products that are primarily seasonal in nature under the product categories of casualwear and activewear.

•	Hosiery sells products in categories such as pantyhose, knee highs and tights.

•	Direct to Consumer includes the Company’s value-based (“outlet”) stores and Internet operations which sell products from the Company’s portfolio of leading brands. The Company’s Internet operations are supported by its catalogs.

•	International primarily relates to the Latin America, Asia, Canada, Europe and South America geographic locations which sell products that span across the Innerwear, Outerwear and Hosiery reportable segments.

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

	Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net sales:
Innerwear	$512,486	$467,577	$1,522,553	$1,393,904
Outerwear	389,474	328,339	894,653	772,685
Hosiery	37,442	40,978	117,273	131,326
Direct to Consumer	100,327	100,204	278,680	275,058
International	133,633	117,830	363,895	317,541
Other	—	3,745	—	12,022

Total net sales	$1,173,362	$1,058,673	$3,177,054	$2,902,536

	Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Segment operating profit (loss):
Innerwear	$55,804	$54,678	$219,475	$185,346
Outerwear	34,308	38,706	56,631	31,869
Hosiery	11,333	12,781	38,672	42,358
Direct to Consumer	10,446	13,843	18,583	29,189
International	16,754	12,834	42,392	31,971
Other	—	(462)	—	(2,272)

Total segment operating profit	128,645	132,380	375,753	318,461
Items not included in segment operating profit (loss):
General corporate expenses	(11,667)	(20,285)	(44,130)	(62,979)
Amortization of trademarks and other identifiable intangibles	(2,918)	(3,112)	(9,046)	(9,293)
Restructuring	—	(15,104)	—	(46,319)
Inventory write-offs included in cost of sales	—	(269)	—	(3,516)
Accelerated depreciation included in cost of sales	—	(118)	—	(2,392)
Accelerated depreciation included in selling, general and administrative expenses	—	(183)	—	(538)

Total operating profit	114,060	93,309	322,577	193,424
Other expenses	(1,094)	(2,423)	(5,128)	(6,537)
Interest expense, net	(36,326)	(42,941)	(110,394)	(124,548)

Income before income tax expense	$76,640	$47,945	$207,055	$62,339

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Depreciation and amortization expense:
Innerwear	$8,631	$8,069	$25,847	$27,054
Outerwear	5,337	5,489	15,026	16,370
Hosiery	629	979	2,157	3,164
Direct to Consumer	1,589	1,810	4,359	4,172
International	418	561	1,573	1,589
Other	—	59	—	187

	16,604	16,967	48,962	52,536
Corporate	3,945	4,173	14,316	14,233

Total depreciation and amortization expense	$20,549	$21,140	$63,278	$66,769

	Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Additions to long-lived assets:
Innerwear	$10,186	$8,669	$37,326	$37,677
Outerwear	6,348	9,515	25,998	47,664
Hosiery	124	146	426	549
Direct to Consumer	2,388	1,498	9,741	7,734
International	504	368	1,763	857
Other	—	—	—	19

	19,550	20,196	75,254	94,500
Corporate	921	1,697	3,316	5,209

Total additions to long-lived assets	$20,471	$21,893	$78,570	$99,709

(12)	Consolidating Financial Information

In accordance with the indenture governing the Floating Rate Senior Notes and the indenture governing the Company’s $500,000 8.000% Senior Notes due 2016 (the “8% Senior Notes”) (together, the “Indentures”), certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Floating Rate Senior Notes and the 8% Senior Notes, respectively. The following presents the condensed consolidating financial information separately for:

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

	Condensed Consolidating Statement of Income
	Quarter Ended October 2, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,104,713	$113,915	$830,265	$(875,531)	$1,173,362
Cost of sales	875,963	43,270	748,701	(858,447)	809,487

Gross profit	228,750	70,645	81,564	(17,084)	363,875
Selling, general and administrative expenses	201,440	20,282	27,784	309	249,815

Operating profit (loss)	27,310	50,363	53,780	(17,393)	114,060
Equity in earnings (loss) of subsidiaries	71,944	33,908	—	(105,852)	—
Other expenses	1,094	—	—	—	1,094
Interest expense, net	33,678	(22)	2,673	(3)	36,326

Income (loss) before income tax expense	64,482	84,293	51,107	(123,242)	76,640
Income tax expense	3,170	7,635	4,523	—	15,328

Net income (loss)	$61,312	$76,658	$46,584	$(123,242)	$61,312

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	Quarter Ended October 3, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,054,178	$115,094	$675,167	$(785,766)	$1,058,673
Cost of sales	857,175	42,714	592,759	(790,655)	701,993

Gross profit	197,003	72,380	82,408	4,889	356,680
Selling, general and administrative expenses	194,025	23,060	30,374	808	248,267
Restructuring	14,236	—	868	—	15,104

Operating profit (loss)	(11,258)	49,320	51,166	4,081	93,309
Equity in earnings (loss) of subsidiaries	88,536	7,515	—	(96,051)	—
Other expenses	2,423	—	—	—	2,423
Interest expense, net	32,145	5,285	5,523	(12)	42,941

Income (loss) before income tax expense	42,710	51,550	45,643	(91,958)	47,945
Income tax expense	1,572	461	4,774	—	6,807

Net income (loss)	$41,138	$51,089	$40,869	$(91,958)	$41,138

	Condensed Consolidating Statement of Income
	Nine Months Ended October 2, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$3,034,863	$319,231	$2,317,522	$(2,494,562)	$3,177,054
Cost of sales	2,423,688	118,694	2,054,675	(2,486,114)	2,110,943

Gross profit	611,175	200,537	262,847	(8,448)	1,066,111
Selling, general and administrative expenses	589,755	69,018	83,734	1,027	743,534

Operating profit (loss)	21,420	131,519	179,113	(9,475)	322,577
Equity in earnings (loss) of subsidiaries	260,220	117,996	—	(378,216)	—
Other expenses	5,128	—	—	—	5,128
Interest expense, net	101,490	(67)	8,971	—	110,394

Income (loss) before income tax expense (benefit)	175,022	249,582	170,142	(387,691)	207,055
Income tax expense (benefit)	(8,215)	20,271	11,762	—	23,818

Net income (loss)	$183,237	$229,311	$158,380	$(387,691)	$183,237

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	October 2, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$39,521	$1,256	$34,719	$—	$75,496
Trade accounts receivable less allowances	81,773	5,501	444,086	—	531,360
Inventories	1,072,217	63,879	370,517	(129,327)	1,377,286
Deferred tax assets and other current assets	236,708	10,226	24,960	(1,024)	270,870

Total current assets	1,430,219	80,862	874,282	(130,351)	2,255,012

Property, net	120,507	23,002	452,949	—	596,458
Trademarks and other identifiable intangibles, net	17,198	90,719	21,162	—	129,079
Goodwill	232,883	16,071	73,048	—	322,002
Investments in subsidiaries	1,169,141	875,942	—	(2,045,083)	—
Deferred tax assets and other noncurrent assets	264,278	275,125	119,686	(206,347)	452,742

Total assets	$3,234,226	$1,361,721	$1,541,127	$(2,381,781)	$3,755,293

Liabilities and Stockholders’ Equity
Accounts payable	$282,748	$4,525	$174,606	$—	$461,879
Accrued liabilities	191,764	39,179	72,153	34	303,130
Notes payable	—	—	42,651	—	42,651
Current portion of debt	—	—	150,000	—	150,000

Total current liabilities	474,512	43,704	439,410	34	957,660

Long-term debt	1,871,672	—	—	—	1,871,672
Other noncurrent liabilities	349,515	4,670	33,249	—	387,434

Total liabilities	2,695,699	48,374	472,659	34	3,216,766
Stockholders’ equity	538,527	1,313,347	1,068,468	(2,381,815)	538,527

Total liabilities and stockholders’ equity	$3,234,226	$1,361,721	$1,541,127	$(2,381,781)	$3,755,293

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended October 2, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$168,472	$124,951	$46,204	$(376,701)	$(37,074)

Investing activities:
Purchases of property, plant and equipment	(21,652)	(8,989)	(47,929)	—	(78,570)
Proceeds from sales of assets	44,436	—	1,033	—	45,469
Other	(519)	—	—	—	(519)

Net cash provided by (used in) investing activities	22,265	(8,989)	(46,896)	—	(33,620)

Financing activities:
Borrowings on notes payable	—	—	991,061	—	991,061
Repayments on notes payable	—	—	(1,015,338)	—	(1,015,338)
Payments to amend credit facilities	(1,688)	—	—	—	(1,688)
Borrowings on revolving loan facility	1,597,500	—	—	—	1,597,500
Repayments on revolving loan facility	(1,459,000)	—	—	—	(1,459,000)
Repayment of debt under 2009 Senior Secured Credit Facility	(59,063)	—	—	—	(59,063)
Borrowings on Accounts Receivable Securitization Facility	—	—	191,424	—	191,424
Repayments on Accounts Receivable
Securitization Facility	—	—	(141,424)	—	(141,424)
Proceeds from stock options exercised	3,437	—	—	—	3,437
Other	342	—	(34)	—	308
Net transactions with related entities	(245,549)	(116,352)	(14,800)	376,701	—

Net cash provided by (used in) financing activities	(164,021)	(116,352)	10,889	376,701	107,217

Effect of changes in foreign exchange rates on cash	—	—	30	—	30

Increase (decrease) in cash and cash equivalents	26,716	(390)	10,227	—	36,553
Cash and cash equivalents at beginning of year	12,805	1,646	24,492	—	38,943

Cash and cash equivalents at end of period	$39,521	$1,256	$34,719	$—	$75,496

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended October 3, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$557,032	$27,338	$(64,672)	$(308,891)	$210,807

Investing activities:
Purchases of property, plant and equipment	(15,010)	(7,344)	(77,355)	—	(99,709)
Proceeds from sales of assets	11,896	—	3,918	—	15,814
Other	(601)	10	—	601	10

Net cash provided by (used in) investing activities	(3,715)	(7,334)	(73,437)	601	(83,885)

Financing activities:
Borrowings on notes payable	—	—	1,169,301	—	1,169,301
Repayments on notes payable	—	—	(1,168,799)	—	(1,168,799)
Payments to amend credit facilities	(20,570)	—	(1,595)	—	(22,165)
Borrowings on revolving loan facility	1,353,525	—	—	—	1,353,525
Repayments on revolving loan facility	(1,353,525)	—	—	—	(1,353,525)
Repayments of debt under 2006 Senior Secured Credit Facility	(140,250)	—	—	—	(140,250)
Borrowings on Accounts Receivable Securitization Facility	—	—	176,616	—	176,616
Repayments on Accounts Receivable Securitization Facility	—	—	(170,190)	—	(170,190)
Proceeds from stock options exercised	376	—	—	—	376
Other	(800)	—	(24)	—	(824)
Net transactions with related entities	(402,945)	(20,828)	115,483	308,290	—

Net cash provided by (used in) financing activities	(564,189)	(20,828)	120,792	308,290	(155,935)

Effect of changes in foreign exchange rates on cash	—	—	288	—	288

Decrease in cash and cash equivalents	(10,872)	(824)	(17,029)	—	(28,725)
Cash and cash equivalents at beginning of year	16,210	2,355	48,777	—	67,342

Cash and cash equivalents at end of period	$5,338	$1,531	$31,748	$—	$38,617

(13)	Restructuring

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

The reported results for the quarters and nine months ended October 2, 2010 and October 3, 2009 reflect amounts recognized for restructuring actions, including the impact of certain actions that were completed for amounts more favorable than previously estimated. The impact of restructuring efforts on income before income tax expense is summarized as follows:

	Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Restructuring programs:
Year ended January 2, 2010 restructuring actions	$—	$12,278	$—	$31,522
Year ended January 3, 2009 restructuring actions	—	2,116	—	15,991
Year ended December 29, 2007 and prior
restructuring actions	—	1,280	—	5,252

	$—	$15,674	$—	$52,765

The following table illustrates where the costs associated with these actions are recognized in the Condensed Consolidated Statements of Income:

	Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Cost of sales	$—	$387	$—	$5,908
Selling, general and administrative expenses	—	183	—	538
Restructuring	—	15,104	—	46,319

	$—	$15,674	$—	$52,765

Components of the restructuring actions are as follows:

	Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Accelerated depreciation	$—	$301	$—	$2,930
Inventory write-offs	—	269	—	3,516
Fixed asset impairments	—	5,482	—	6,448
Employee termination and other benefits	—	5,649	—	20,859
Noncancelable lease and other contractual obligations and other	—	3,973	—	19,012

	$—	$15,674	$—	$52,765

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Rollforward of accrued restructuring is as follows:

Nine Months Ended
October 2, 2010

Beginning accrual	$22,399
Cash payments	(12,781)
Adjustments	(2,315)

Ending accrual	$7,303

The accrual balance as of October 2, 2010 is comprised of $7,216 in current accrued liabilities and $87 in other noncurrent liabilities. The $7,216 in current accrued liabilities consists of $3,737 for noncancelable lease and other contractual obligations and $3,479 for employee termination and other benefits. The $87 in other noncurrent liabilities primarily consists of noncancelable lease and other contractual obligations.

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

Our operations are managed and reported in five operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Hosiery, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses but the segments share a common supply chain and media and marketing platforms. In October 2009, we completed the sale of our yarn operations and, as a result, we no longer have net sales in the Other segment, which was primarily comprised of sales of yarn to third parties.

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

The second plank of our growth platform is the unique, low-cost global supply chain that we have just built. Our low-cost, high-scale supply chain spans both the Western and Eastern hemispheres and creates a competitive advantage for us around the globe. Our supply chain has generated significant cost savings, margin expansion and contributions to cash flow and will continue to do so as we further optimize our size, scale and production capability. To support our growth, we have increased our production capacity. Our Nanjing textile facility started production in the fourth quarter of 2009 and we expect to ramp up production over the next year.

The third plank of our growth platform is our ability to consistently generate strong cash flow. We have the potential to increase cash flow, and our flexible long-term capital structure allows us to use cash in executing multiple strategies for earnings growth, including debt reduction and selective tactical acquisitions.

Based on strong performance in the first three quarters, we expect net sales growth of 8% to 10% in the full year 2010 which reflects net space and distribution gains, an overall increase in consumer spending, retailer inventory restocking and favorable foreign currency exchange rates. In an effort to further build market share growth we have invested in advertising and trade spending during 2010 and expect our media spending to be approximately $90 million for the full year.

During 2010, we expect our annual gross capital spending to be relatively comparable to our annual depreciation and amortization expense and should represent our last year of high gross capital spending. We expect net capital expenditures of approximately $60 to $70 million in the full year 2010 to support our expectation for increasing sales.

We are seeing a sustained increase in various input costs, such as cotton and oil-related materials, which will impact our results for the remainder of 2010 and in 2011. Rising demand for cotton resulting from the economic recovery, weather-related supply disruptions, and a sharp rise in the futures market for cotton have caused cotton prices to surge upward during 2010. After taking into consideration the cotton costs currently included in inventory, we expect the fourth quarter of 2010 should reflect an average cost of 79 cents per pound, a $26 million negative impact when compared to the fourth quarter of 2009. We expect our cost of cotton to average 69 cents per pound for the full year of 2010 compared to 55 cents per pound for 2009 which will have a negative impact of approximately $33 million in 2010 compared to the full year of 2009. A substantial portion of our cotton costs are now fixed for the first three quarters of 2011, and we are gaining visibility for the rest of 2011. The first and second quarters of 2011 should reflect an average cost of 83 cents per pound, and the third quarter of 2011 should reflect an average cost of 88 cents per pound. We will lock in our cotton costs for the fourth quarter of 2011 later this year.

Because of systemic cost inflation, particularly for cotton, energy and labor, we have secured price increases to offset annualized input cost inflation and are working with our customers on joint efficiency initiatives. The timing and size of price increases will vary by product category and are expected to take effect no later than February 2011.

Highlights from the Third Quarter and Nine Months Ended October 2, 2010

•	Total net sales in the third quarter of 2010 were $1.17 billion, compared with $1.06 billion in the same quarter of 2009, representing an 11% increase. Total net sales in the first nine months of 2010 were $3.18 billion, compared with $2.90 billion in the same period of 2009, representing a 10% increase.

•	Operating profit was $114 million in the third quarter of 2010, compared with $93 million in the same quarter of 2009. As a percent of sales, operating profit was 9.7% in the third quarter of 2010 compared to 8.8% in the same quarter of 2009. Operating profit was $323 million in the first nine months of 2010, compared with $193 million in the same period of 2009. As a percent of sales, operating profit was 10.2% in the first nine months of 2010 compared to 6.7% in the same period of 2009.

•	Diluted earnings per share were $0.63 in the third quarter of 2010, compared with $0.43 in the same quarter of 2009. Diluted earnings per share were $1.87 in the first nine months of 2010, compared with $0.55 in the same period of 2009.

•	Gross capital expenditures were $79 million during the first nine months of 2010, compared with $100 million in the same period of 2009. Proceeds from sales of assets were $45 million in the first nine months of 2010 and $16 million in the same period of 2009.

•	On August 10, 2010, we announced that we had entered into a definitive purchase agreement to acquire GearCo, Inc., known as Gear For Sports, a leading seller of licensed logo apparel in collegiate bookstores. Gear For Sports, which sells embellished licensed apparel under several brand names, including our Champion label, had sales of approximately $225 million and an operating profit margin of more than 11% of sales in its fiscal year ended in June 2010. The Gear For Sports acquisition supports our strategy of creating stronger branded and defensible businesses in our Outerwear segment, which has included building our Champion activewear brand and increasing sales of higher-margin graphic apparel. We have significant growth synergies in both the collegiate bookstore channel and our existing retail channels and opportunities to take advantage of our low-cost global supply chain. After the acquisition, approximately 20% to 25% of the Outerwear Segment net sales will be graphic apparel. All necessary approvals, including those of both companies’ boards of directors and Gear For Sports investors, have been obtained, and the acquisition is expected to be completed in November 2010. The purchase price is $55 million in cash for shareholders’ equity plus payment at closing of approximately $170 million of debt of the privately held company.

Condensed Consolidated Results of Operations — Third Quarter Ended October 2, 2010 Compared with Third Quarter Ended October 3, 2009

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$1,173,362	$1,058,673	$114,689	10.8%
Cost of sales	809,487	701,993	107,494	15.3

Gross profit	363,875	356,680	7,195	2.0
Selling, general and administrative expenses	249,815	248,267	1,548	0.6
Restructuring	—	15,104	(15,104)	(100.0)

Operating profit	114,060	93,309	20,751	22.2
Other expenses	1,094	2,423	(1,329)	(54.8)
Interest expense, net	36,326	42,941	(6,615)	(15.4)

Income before income tax expense	76,640	47,945	28,695	59.8
Income tax expense	15,328	6,807	8,521	125.2

Net income	$61,312	$41,138	$20,174	49.0%

Net Sales

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$1,173,362	$1,058,673	$114,689	10.8%

Consolidated net sales were higher by $115 million or 11% in the third quarter of 2010 compared to the third quarter of 2009. The third quarter of 2010 is our third consecutive quarter of growth, reflecting significant space and distribution gains at retailers, positive retail sell-through and inventory restocking at retail. Our significant space and distribution gains at retailers contributed approximately 7% of sales growth, while approximately 4% of growth was driven by increased retail sell-through, retailer inventory restocking and foreign currency exchange rates. All three of our largest segments delivered double digit sales growth in the third quarter of 2010, with the Outerwear segment achieving nearly 20% sales growth.

Innerwear, Outerwear and International segment net sales were higher by $45 million (10%), $61 million (19%) and $16 million (13%), respectively, in the third quarter of 2010 compared to the third quarter of 2009. Direct to Consumer segment net sales were slightly higher, while Hosiery and Other segment net sales were lower by $4 million (9%) and $4 million, respectively, in the third quarter of 2010 compared to the third quarter of 2009.

International segment net sales were higher by 13% in the third quarter of 2010 compared to the third quarter of 2009, which reflected a favorable impact of $4 million related to foreign currency exchange rates due to the strengthening of the Japanese yen and Canadian dollar compared to the U.S. dollar, partially offset by the strengthening of the U.S. dollar compared to the Euro. International segment net sales were higher by 10% in the third quarter of 2010 compared to the third quarter of 2009 after excluding the impact of foreign exchange rates on currency.

Gross Profit

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Gross profit	$363,875	$356,680	$7,195	2.0%

As a percent of net sales, our gross profit was 31.0% in the third quarter of 2010 compared to 33.7% in the third quarter of 2009. Our results in the third quarter of 2010 primarily benefited from higher sales volumes and savings from cost reduction initiatives and were negatively impacted by higher cotton and production costs.

Our gross profit was higher by $7 million in the third quarter of 2010 compared to the third quarter of 2009 due primarily to higher sales volume of $53 million, savings from our prior restructuring actions of $6 million, lower start-up and shut-down costs of $5 million associated with the consolidation and globalization of our supply chain, vendor price reductions of $3 million and a $2 million favorable impact related to foreign currency exchange rates. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Japanese yen and Canadian dollar compared to the U.S. dollar, partially offset by the strengthening of the U.S. dollar compared to the Euro.

Our gross profit was negatively impacted by higher sales incentives of $15 million, higher cotton costs of $14 million, higher production costs of $12 million related to higher non-customer related freight costs and energy and oil-related costs, higher other manufacturing costs of $8 million, lower product pricing of $7 million, primarily within the wholesale casualwear channel and an unfavorable product sales mix of $6 million. Our sales incentives were higher due to higher sales volumes and because we made significant investments to support retailers and position ourselves for future sales opportunities.

The cotton prices reflected in our results were 72 cents per pound in the third quarter of 2010 compared to 49 cents per pound in the third quarter of 2009. After taking into consideration the cotton costs currently included in inventory, we expect our cost of cotton to average 69 cents per pound for the full year of 2010 compared to 55 cents per pound for 2009. We continue to see higher prices for cotton and oil-related materials in the market, which will impact our results for the remainder of 2010 and in 2011. We are working with our customers to offset increases in costs through price increases and joint efficiency initiatives. The timing and size of price increases will vary by product category and are expected to take effect no later than February 2011.

Selling, General and Administrative Expenses

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$249,815	$248,267	$1,548	0.6%

Our selling, general and administrative expenses were $2 million higher in the third quarter of 2010 compared to the third quarter of 2009. As a percent of net sales our selling, general and administrative expenses were 21.3% in the third quarter of 2010 compared to 23.5% in the third quarter of 2009.

We incurred higher distribution expenses of $6 million and higher selling and other marketing expenses of $3 million in the third quarter of 2010 compared to the third quarter of 2009. The higher distribution expenses were primarily due to higher sales volumes and other incremental costs to service higher demand such as overtime and rework expenses in our distribution centers while the higher selling and other marketing expenses were primarily due to higher sales volumes.

Our media related media, advertising and promotion (“MAP”) expenses were lower by $5 million and our non-media related MAP expenses were higher by $3 million during the third quarter of 2010 compared to the third quarter of 2009. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

We also incurred higher expenses of $1 million in the third quarter of 2010 compared to the third quarter of 2009 as a result of opening new retail stores or expanding existing stores over the last 12 months. We opened one retail store during the third quarter of 2010.

These higher expenses were offset by lower stock compensation and certain other benefit expenses of $4 million and lower pension expense of $2 million in the third quarter of 2010 compared to the third quarter of 2009.

Changes due to foreign currency exchange rates, which are included in the impact of the changes discussed above, resulted in higher selling, general and administrative expenses of $1 million in the third quarter of 2010 compared to the third quarter of 2009.

Restructuring

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Restructuring	$—	$15,104	$(15,104)	(100.0)%

During the third quarter of 2009, we incurred $15 million in restructuring charges, which primarily related to employee termination and other benefits, fixed asset impairment charges and other exit costs associated with facility closures approved during that period that did not recur in 2010.

Operating Profit

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Operating profit	$114,060	$93,309	$20,751	22.2%

Operating profit was higher in the third quarter of 2010 compared to the third quarter of 2009 as a result of lower restructuring charges of $15 million and higher gross profit of $7 million, partially offset by higher selling, general and administrative expenses of $2 million. Changes in foreign currency exchange rates had a favorable impact on operating profit of $1 million in the third quarter of 2010 compared to the third quarter of 2009.

Other Expenses

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Other expenses	$1,094	$2,423	$(1,329)	(54.8)%

During the third quarter of 2010, we incurred charges of $1 million for funding fees associated with the sales of certain trade accounts receivable to financial institutions. During the third quarter of 2009, we incurred a $2 million loss on early extinguishment of debt related to unamortized debt issuance costs resulting from the prepayment of $140 million of principal under the senior secured credit facility that we entered into in 2006 (the “2006 Senior Secured Credit Facility”) and amended and restated in 2009 (as amended and restated, the “2009 Senior Secured Credit Facility”).

Interest Expense, Net

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$36,326	$42,941	$(6,615)	(15.4)%

Interest expense, net was lower by $7 million in the third quarter of 2010 compared to the third quarter of 2009. The lower interest expense was primarily attributable to lower outstanding debt balances that reduced interest expense by $4 million. In addition, the refinancing of our debt structure in December 2009, which included the amendment and restatement of the 2006 Senior Secured Credit Facility into the 2009 Senior Secured Credit Facility, the issuance of our $500 million 8.000% Senior Notes due 2016 (the “8% Senior Notes”) and the settlement of certain outstanding interest rate hedging instruments, combined with a lower London Interbank Offered Rate, or “LIBOR,” and federal funds rate, caused a net decrease in interest expense in the third quarter of 2010 compared to the third quarter of 2009 of $3 million.

Our weighted average interest rate on our outstanding debt was 6.21% during the third quarter of 2010 compared to 6.94% in the third quarter of 2009.

Income Tax Expense

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Income tax expense	$15,328	$6,807	$8,521	125.2%

Our effective income tax rate was 20% in the third quarter of 2010 compared to 14% in the third quarter of 2009. The higher effective income tax rate for the third quarter of 2010 compared to the third quarter of 2009 was primarily attributable to a lower proportion of our earnings attributed to foreign subsidiaries than in the third quarter of 2009 which are taxed at rates lower than the U.S. statutory rate.

Our effective tax rate reflects our strategic initiative to make capital investments outside the United States in our global supply chain in 2010.

Net Income

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net income	$61,312	$41,138	$20,174	49.0%

Net income for the third quarter of 2010 was higher than the third quarter of 2009 primarily due to higher operating profit of $21 million, lower interest expense of $7 million and lower other expense of $1 million, which was partially offset by higher income tax expense of $9 million.

Operating Results by Business Segment — Third Quarter Ended October 2, 2010 Compared with Third Quarter Ended October 3, 2009

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$512,486	$467,577	$44,909	9.6%
Outerwear	389,474	328,339	61,135	18.6
Hosiery	37,442	40,978	(3,536)	(8.6)
Direct to Consumer	100,327	100,204	123	0.1
International	133,633	117,830	15,803	13.4
Other	—	3,745	(3,745)	(100.0)

Total net sales	$1,173,362	$1,058,673	$114,689	10.8%

Segment operating profit (loss):
Innerwear	$55,804	$54,678	$1,126	2.1%
Outerwear	34,308	38,706	(4,398)	(11.4)
Hosiery	11,333	12,781	(1,448)	(11.3)
Direct to Consumer	10,446	13,843	(3,397)	(24.5)
International	16,754	12,834	3,920	30.5
Other	—	(462)	462	100.0

Total segment operating profit	128,645	132,380	(3,735)	(2.8)
Items not included in segment operating profit:
General corporate expenses	(11,667)	(20,285)	(8,618)	(42.5)
Amortization of trademarks and other intangibles	(2,918)	(3,112)	(194)	(6.2)
Restructuring	—	(15,104)	(15,104)	(100.0)
Inventory write-off included in cost of sales	—	(269)	(269)	(100.0)
Accelerated depreciation included in cost of sales	—	(118)	(118)	(100.0)
Accelerated depreciation included in selling, general and administrative expenses	—	(183)	(183)	(100.0)

Total operating profit	114,060	93,309	20,751	22.2
Other expenses	(1,094)	(2,423)	(1,329)	(54.8)
Interest expense, net	(36,326)	(42,941)	(6,615)	(15.4)

Income before income tax expense	$76,640	$47,945	$28,695	59.8%

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the third quarter of 2010 was consistent with the third quarter of 2009. Our consolidated selling, general and administrative expenses before segment allocations were $2 million higher in the third quarter of 2010 compared to the third quarter of 2009.

Innerwear

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$512,486	$467,577	$44,909	9.6%
Segment operating profit	55,804	54,678	1,126	2.1

Overall net sales in the Innerwear segment were higher by $45 million or 10% in the third quarter of 2010 compared to the third quarter of 2009, primarily due to space and distribution gains, stronger sales at retail and retailer inventory restocking. We are driving the growth in our Innerwear segment by leveraging our scale and consumer insight to gain new space and distribution. Our strong brands across all distribution channels and our innovation processes allow us to take advantage of long-term consumer trends.

Net sales in our Hanes brand male underwear product category were 18% or $31 million higher in the third quarter of 2010 compared to the third quarter of 2009, primarily due to distribution gains related to a new customer in the discount retail channel, space gains in the mass merchant and department store channels and increased retail sell-through. The higher Hanes brand male underwear net sales reflect growth in key segments of this category such as crewneck and V-neck T-shirts and boxer briefs. Our male underwear product category continues to benefit from the increased media support for our Hanes brand and from our identification of key long-term megatrends such as comfort and dyed and color products. We have developed innovations to capitalize on these trends such as the Hanes Lay Flat Collar T-shirts and Hanes Comfortsoft waist band briefs and boxers.

Intimate apparel net sales were $17 million higher in the third quarter of 2010 compared to the third quarter of 2009. Our panties category net sales were higher by $11 million primarily due to replenishment timing and space gains. Our bra category net sales were $6 million higher in the average figure sizes driven primarily by space and distribution gains. From a brand perspective, our net sales were higher in our smaller brands (barely there, Just My Size and Wonderbra) by $12 million and in our Hanes brand by $9 million, partially offset by lower net sales in our Bali brand of $2 million and our Playtex brand of $2 million.

Lower net sales of $1 million in our socks product category reflect lower Champion brand net sales of $3 million, partially offset by higher Hanes brand net sales of $2 million in the third quarter of 2010 compared to the third quarter of 2009. The higher Hanes brand net sales were primarily due to space gains in the mass merchant channel and the lower Champion brand net sales were primarily due to lower net sales in the wholesale club channel.

Innerwear segment gross profit was lower by $1 million in the third quarter of 2010 compared to the third quarter of 2009. The lower gross profit was primarily due to higher sales incentives of $19 million due to higher sales volumes and investments made with retailers, higher production costs of $10 million related to higher non-customer related freight costs and energy and oil-related costs, higher cotton costs of $5 million and an unfavorable product sales mix of $5 million. These higher costs were offset by higher sales volume of $30 million, savings from our prior restructuring actions of $5 million, lower excess and obsolete inventory costs of $2 million and vendor price reductions of $2 million.

As a percent of segment net sales, gross profit in the Innerwear segment was 28.9% in the third quarter of 2010 compared to 32.0% in the third quarter of 2009.

Innerwear segment operating profit was higher in the third quarter of 2010 compared to the third quarter of 2009 primarily as a result of lower media related MAP expenses of $2 million, partially offset by lower gross profit.

Outerwear

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$389,474	$328,339	$61,135	18.6%
Segment operating profit	34,308	38,706	(4,398)	(11.4)

Outerwear segment net sales were higher by $61 million or 19% in the third quarter of 2010 compared to the third quarter of 2009 as a result of space and distribution gains, stronger sales at retail and inventory restocking.

Our casualwear category net sales were higher in both the wholesale and retail channels by $19 million and $15 million, respectively. The higher net sales in the wholesale casualwear channel of 29% were primarily due to replenishment timing of inventory levels by third-party embellishers and wholesalers. The higher net sales in the retail casualwear channel of 12% reflect space gains primarily from an exclusive long-term agreement entered into with Wal-Mart in April 2009 that significantly expanded the presence of our Just My Size brand. This integrated program with Wal-Mart develops, sources, and merchandises a line of women’s clothing designed to meet the needs of plus size women.

Our Champion brand activewear net sales, which continue to be positively impacted by our marketing investment in the brand, were higher by $27 million or 20% due to stronger sales at retail and space gains in the sporting goods channel. Our Champion brand has achieved consistent growth by focusing on the fast growing active demographic with a unique moderate price positioning.

Outerwear segment gross profit was lower by $2 million in the third quarter of 2010 compared to the third quarter of 2009. The lower gross profit was primarily due to higher cotton costs of $9 million, higher other manufacturing costs of $8 million, lower product pricing of $8 million, primarily within the wholesale category, higher production costs of $2 million and unfavorable product sales mix of $1 million. These higher costs were offset by higher sales volume of $21 million and lower sales incentives of $6 million.

As a percent of segment net sales, gross profit in the Outerwear segment was 22.1% in the third quarter of 2010 compared to 26.9% in the third quarter of 2009.

Outerwear segment operating profit was lower in the third quarter of 2010 compared to the third quarter of 2009 primarily as a result of lower gross profit and higher distribution expenses of $4 million, partially offset by lower media related MAP expenses of $3 million.

Hosiery

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$37,442	$40,978	$(3,536)	(8.6)%
Segment operating profit	11,333	12,781	(1,448)	(11.3)

Net sales in the Hosiery segment declined by $4 million or 9%, which was primarily due to lower sales of our Hanes brand to national chains and department stores. Hosiery products in all channels continue to be more adversely impacted than other apparel categories by reduced consumer discretionary spending. The hosiery category has been in a state of consistent decline for the past decade, as the trend toward casual dress reduced demand for sheer hosiery. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

Hosiery segment gross profit was lower by $2 million in the third quarter of 2010 compared to the third quarter of 2009. The lower gross profit for the third quarter of 2010 compared to the third quarter of 2009 was primarily the result of lower sales volume of $3 million, partially offset by lower sales incentives of $1 million.

As a percent of segment net sales, gross profit in the Hosiery segment was 48.3% in the third quarter of 2010 compared to 49.2% in the third quarter of 2009.

Hosiery segment operating profit was lower in the third quarter of 2010 compared to the third quarter of 2009 primarily as a result of lower gross profit.

Direct to Consumer

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$100,327	$100,204	$123	0.1%
Segment operating profit	10,446	13,843	(3,397)	(24.5)

Direct to Consumer segment net sales were slightly higher in the third quarter of 2010 compared to the third quarter of 2009 due to higher sales in our outlet stores of $1 million, offset by lower sales related to our Internet operations. The higher net sales in our outlet stores were primarily the result of new stores opened after the third quarter of 2009. Comparable store sales were flat in the third quarter of 2010 compared to the third quarter of 2009.

Direct to Consumer segment gross profit was lower by $3 million in the third quarter of 2010 compared to the third quarter of 2009 primarily due to unfavorable product sales mix of $2 million. As a percent of segment net sales, gross profit in the Direct to Consumer segment was 60.5% in the third quarter of 2010 compared to 63.2% in the third quarter of 2009.

Direct to Consumer segment operating profit was lower in the third quarter of 2010 compared to the third quarter of 2009 primarily as a result of lower gross profit and higher expenses of $1 million as a result of opening new retail stores or expanding existing stores over the last 12 months, partially offset by lower distribution expenses of $1 million.

International

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$133,633	$117,830	$15,803	13.4%
Segment operating profit	16,754	12,834	3,920	30.5

Overall net sales in the International segment were higher by $16 million or 13% in the third quarter of 2010 compared to the third quarter of 2009, primarily as a result of stronger net sales in Mexico, Europe, Brazil and China, which reflects space and distribution gains and stronger sales at retail, and a favorable impact of $4 million related to foreign currency exchange rates.

Excluding the impact of foreign exchange rates on currency, International segment net sales were higher by 10% in the third quarter of 2010 compared to the third quarter of 2009. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Japanese yen and Canadian dollar compared to the U.S. dollar, partially offset by the strengthening of the U.S. dollar compared to the Euro.

During the third quarter of 2010, we experienced higher net sales, in each case excluding the impact of foreign currency exchange rates, in our intimate apparel and male underwear businesses in Mexico of $3 million, in our casualwear business in Europe of $2 million, in our male underwear business in Brazil of $2 million, in our thermals and male underwear businesses in China of $2 million and higher net sales of $3 million in all other regions. Our innerwear businesses in Mexico have continued to produce strong sales growth as we hold leading positions with strong market shares in intimate apparel and male underwear product categories. In certain international markets we are focusing on adopting global designs for some product categories to quickly launch new styles to expand our market position. The higher net sales reflect our successful efforts to improve our strong positions.

International segment gross profit was higher by $10 million in the third quarter of 2010 compared to the third quarter of 2009. The higher gross profit was primarily a result of higher sales volume of $7 million, a favorable impact related to foreign currency exchange rates of $2 million, favorable product sales mix of $2 million and vendor price reductions of $1 million, partially offset by higher sales incentives of $3 million.

As a percent of segment net sales, gross profit in the International segment was 38.3% in the third quarter of 2010 compared to 35.3% in the third quarter of 2009, increasing as a result of the items described above.

International segment operating profit was higher in the third quarter of 2010 compared to the third quarter of 2009 which was primarily attributable to the higher gross profit, partially offset by higher distribution expenses of $2 million, higher selling and other marketing expenses of $2 million and higher non-media related MAP expenses of $1 million. The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on operating profit of $1 million in the third quarter of 2010 compared to the third quarter of 2009.

Other

	Quarter Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$—	$3,745	$(3,745)	(100.0)%
Segment operating profit (loss)	—	(462)	462	100.0

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

General Corporate Expenses

General corporate expenses were $9 million lower in the third quarter of 2010 compared to the third quarter of 2009 primarily due to lower start-up and shut-down costs of $5 million associated with the consolidation and globalization of our supply chain, lower stock compensation and certain other benefits of $3 million and lower pension expense of $2 million, partially offset by lower gains on sales of assets of $2 million.

Condensed Consolidated Results of Operations — Nine Months Ended October 2, 2010 Compared with Nine Months Ended October 3, 2009

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$3,177,054	$2,902,536	$274,518	9.5%
Cost of sales	2,110,943	1,960,589	150,354	7.7

Gross profit	1,066,111	941,947	124,164	13.2
Selling, general and administrative expenses	743,534	702,204	41,330	5.9
Restructuring	—	46,319	(46,319)	(100.0)

Operating profit	322,577	193,424	129,153	66.8
Other expenses	5,128	6,537	(1,409)	(21.6)
Interest expense, net	110,394	124,548	(14,154)	(11.4)

Income before income tax expense	207,055	62,339	144,716	232.1
Income tax expense	23,818	9,974	13,844	138.8

Net income	$183,237	$52,365	$130,872	249.9%

Net Sales

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$3,177,054	$2,902,536	$274,518	9.5%

Consolidated net sales were higher by $275 million or 10% in the nine months of 2010 compared to 2009, reflecting significant space and distribution gains at retailers, positive retail sell-through and inventory restocking at retail. Our significant space and distribution gains at retailers contributed approximately 7% of sales growth, while approximately 3% of growth was driven by increased retail sell-through, retailer inventory restocking and foreign currency exchange rates.

Innerwear, Outerwear, Direct to Consumer and International segment net sales were higher by $129 million (9%), $122 million (16%), $4 million (1%) and $46 million (15%), respectively, in the nine months of 2010 compared to 2009. Hosiery and Other segment net sales were lower by $14 million (11%) and $12 million, respectively, in the nine months of 2010 compared to 2009.

International segment net sales were higher by 15% in the nine months of 2010 compared to 2009, which reflected a favorable impact of $19 million related to foreign currency exchange rates due to the strengthening of the Canadian dollar, Brazilian real, Japanese yen and Mexican peso compared to the U.S. dollar, partially offset by the strengthening of the U.S. dollar compared to the Euro. International segment net sales were higher by 9% in the nine months of 2010 compared to 2009 after excluding the impact of foreign exchange rates on currency.

Gross Profit

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Gross profit	$1,066,111	$941,947	$124,164	13.2%

As a percent of net sales, our gross profit was 33.6% in the nine months of 2010 compared to 32.5% in the nine months of 2009, increasing as a result of the items described below. Our results in the nine months of 2010 primarily benefited from higher sales volumes and lower manufacturing costs and were negatively impacted by higher cotton costs.

Our gross profit was higher by $124 million in the nine months of 2010 compared to 2009 due primarily to higher sales volume of $141 million, savings from our prior restructuring actions of $22 million, vendor price reductions of $20 million, lower start-up and shut-down costs of $15 million associated with the consolidation and globalization of our supply chain, lower production costs of $10 million related to lower energy and oil-related costs offset by higher non-customer related freight costs and an $8 million favorable impact related to foreign currency exchange rates. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Canadian dollar, Brazilian real, Japanese yen and Mexican peso compared to the U.S. dollar, partially offset by the strengthening of the U.S. dollar compared to the Euro.

Our gross profit was negatively impacted by higher sales incentives of $32 million, an unfavorable product sales mix of $31 million, lower product pricing of $18 million, primarily within the wholesale casualwear channel, higher cotton costs of $8 million and higher other manufacturing costs of $4 million. Our sales incentives were higher due to higher sales volumes and because we made significant investments to support retailers and position ourselves for future sales opportunities.

We incurred one-time restructuring related write-offs of $3 million in the nine months of 2009 for stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate, which did not recur in the nine months of 2010.

The cotton prices reflected in our results were 62 cents per pound in the nine months of 2010 compared to 58 cents per pound in the nine months of 2009. After taking into consideration the cotton costs currently included in inventory, we expect our cost of cotton to average 69 cents per pound for the full year of 2010 compared to 55 cents per pound for 2009. We continue to see higher prices for cotton and oil-related materials in the market, which will impact our results for the remainder of 2010 and in 2011. We are working with our customers to offset increases in costs through price increases and joint efficiency initiatives. The timing and size of price increases will vary by product category and are expected to take effect no later than February 2011.

Selling, General and Administrative Expenses

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$743,534	$702,204	$41,330	5.9%

Our selling, general and administrative expenses were $41 million higher in the nine months of 2010 compared to 2009. As a percent of net sales our selling, general and administrative expenses were 23.4% in the nine months of 2010 compared to 24.2% in 2009.

Our non-media related MAP expenses and media related MAP expenses were higher by $12 million and $11 million, respectively, during the nine months of 2010 compared to 2009 when we reduced spending due to the recession. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions. For example, during the second quarter of 2010 we launched new television advertising featuring new Hanes men’s underwear products Comfort Flex waistband and Lay Flat Collar T-shirts, we introduced new advertising supporting Playtex 18 Hour cooling products and we launched new advertising supporting the new barely there Smart sizes bra sizing system.

We also incurred higher distribution expenses of $17 million, higher selling and other marketing expenses of $8 million and higher consulting expenses of $5 million. The higher distribution expenses were primarily due to higher sales volumes and other incremental costs to service higher demand such as overtime and rework expenses in our distribution centers while the higher selling and other marketing expenses were primarily due to higher sales volumes.

We also incurred higher expenses of $5 million in the nine months of 2010 compared to 2009 as a result of opening new retail stores or expanding existing stores over the last 12 months. We opened three retail stores during the nine months of 2010.

These higher expenses were partially offset by lower stock compensation and certain other benefit expenses of $11 million, lower pension expense of $4 million and savings of $4 million from our prior restructuring actions in the nine months of 2010 compared to 2009.

Changes due to foreign currency exchange rates, which are included in the impact of the changes discussed above, resulted in higher selling, general and administrative expenses of $6 million in the nine months of 2010 compared to 2009.

Restructuring

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Restructuring	$—	$46,319	$(46,319)	(100.0)%

During the nine months of 2009, we incurred $46 million in restructuring charges, which primarily related to employee termination and other benefits, charges related to contract obligations, fixed asset impairment charges and other exit costs associated with facility closures approved during that period that did not recur in 2010.

Operating Profit

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Operating profit	$322,577	$193,424	$129,153	66.8%

Operating profit was higher in the nine months of 2010 compared to 2009 as a result of higher gross profit of $124 million and lower restructuring charges of $46 million, partially offset by higher selling, general and administrative expenses of $41 million. Changes in foreign currency exchange rates had a favorable impact on operating profit of $2 million in the nine months of 2010 compared to 2009.

Other Expenses

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Other expenses	$5,128	$6,537	$(1,409)	(21.6)%

During the nine months of 2010, we wrote off unamortized debt issuance costs and incurred charges for funding fees associated with the sales of certain trade accounts receivable to financial institutions, which combined totaled $5 million. The write-off related to unamortized debt issuance costs resulted from the repayment of $57 million of principal under the 2009 Senior Secured Credit Facility and from a reduction in borrowing capacity available under the Accounts Receivable Securitization Facility from $250 million to $150 million that we effected in recognition of our lower trade accounts receivable balance resulting from the sales of certain trade accounts receivable to a financial institution outside the Accounts Receivable Securitization Facility.

During the nine months of 2009, we incurred costs to amend the 2006 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility of $4 million. In addition, we incurred a $2 million loss on early extinguishment of debt related to unamortized debt issuance costs resulting from the prepayment of $140 million of principal under the 2006 Senior Secured Credit Facility.

Interest Expense, Net

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$110,394	$124,548	$(14,154)	(11.4)%

Interest expense, net was lower by $14 million in the nine months of 2010 compared to 2009. The lower interest expense was primarily attributable to lower outstanding debt balances that reduced interest expense by $14 million. In addition, the refinancing of our debt structure in December 2009, which included the amendment and restatement of the 2006 Senior Secured Credit Facility into the 2009 Senior Secured Credit Facility, the issuance of the 8% Senior Notes and the settlement of certain outstanding interest rate hedging instruments, combined with a lower LIBOR and federal funds rate, caused a net decrease in interest expense in the nine months of 2010 compared to 2009 of $1 million.

Our weighted average interest rate on our outstanding debt was 5.71% during the nine months of 2010 compared to 6.84% in the nine months of 2009.

We are required under the 2009 Senior Secured Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. To comply with this requirement, in the nine months of 2010 we entered into hedging arrangements whereby we capped the LIBOR interest rate component on an aggregate of $491 million of the floating rate debt under our $500 million Floating Rate Senior Notes due 2014 (the “Floating Rate Senior Notes”) at 4.262%.

Income Tax Expense

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Income tax expense	$23,818	$9,974	$13,844	138.8%

Our effective income tax rate was 12% in the nine months of 2010 compared to 16% in the nine months of 2009. The effective income tax rate of 12% for the nine months of 2010 was primarily attributable to a discrete, non-recurring income tax benefit of approximately $20 million. The income tax benefit resulted from a change in estimate associated with the remeasurement of unrecognized tax benefit accruals and the determination that certain tax positions had been effectively settled following the finalization of tax reviews and audits for amounts that were less than originally anticipated. This non-recurring income tax benefit was partially offset by a lower proportion of our earnings attributed to foreign subsidiaries than in the nine months of 2009 which are taxed at rates lower than the U.S. statutory rate.

Our effective tax rate reflects our strategic initiative to make capital investments outside the United States in our global supply chain in 2010.

Net Income

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net income	$183,237	$52,365	$130,872	249.9%

Net income for the nine months of 2010 was higher than the nine months of 2009 primarily due to higher operating profit of $129 million, lower interest expense of $14 million and lower other expense of $1 million, which was partially offset by higher income tax expense of $14 million.

Operating Results by Business Segment — Nine Months Ended October 2, 2010 Compared with Nine Months Ended October 3, 2009

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$1,522,553	$1,393,904	$128,649	9.2%
Outerwear	894,653	772,685	121,968	15.8
Hosiery	117,273	131,326	(14,053)	(10.7)
Direct to Consumer	278,680	275,058	3,622	1.3
International	363,895	317,541	46,354	14.6
Other	—	12,022	(12,022)	(100.0)

Total net sales	$3,177,054	$2,902,536	$274,518	9.5%

Segment operating profit (loss):
Innerwear	$219,475	$185,346	$34,129	18.4%
Outerwear	56,631	31,869	24,762	77.7
Hosiery	38,672	42,358	(3,686)	(8.7)
Direct to Consumer	18,583	29,189	(10,606)	(36.3)
International	42,392	31,971	10,421	32.6
Other	—	(2,272)	2,272	100.0

Total segment operating profit	375,753	318,461	57,292	18.0
Items not included in segment operating profit:
General corporate expenses	(44,130)	(62,979)	(18,849)	(29.9)
Amortization of trademarks and other intangibles	(9,046)	(9,293)	(247)	(2.7)
Restructuring	—	(46,319)	(46,319)	(100.0)
Inventory write-off included in cost of sales	—	(3,516)	(3,516)	(100.0)
Accelerated depreciation included in cost of sales	—	(2,392)	(2,392)	(100.0)
Accelerated depreciation included in selling, general and administrative expenses	—	(538)	(538)	(100.0)

Total operating profit	322,577	193,424	129,153	66.8
Other expenses	(5,128)	(6,537)	(1,409)	(21.6)
Interest expense, net	(110,394)	(124,548)	(14,154)	(11.4)

Income before income tax expense	$207,055	$62,339	$144,716	232.1%

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for the nine months of 2010 was consistent with the nine months of 2009. Our consolidated selling, general and administrative expenses before segment allocations were $41 million higher in the nine months of 2010 compared to 2009.

Innerwear

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$1,522,553	$1,393,904	$128,649	9.2%
Segment operating profit	219,475	185,346	34,129	18.4

Overall net sales in the Innerwear segment were higher by $129 million or 9% in the nine months of 2010 compared to 2009, primarily due to space and distribution gains, stronger sales at retail and retailer inventory restocking. We are driving the growth in our Innerwear segment by leveraging our scale and consumer insight to gain new space and distribution. Our strong brands across all distribution channels and our innovation processes allow us to take advantage of long-term consumer trends.

Net sales in our male underwear product category were 18% or $100 million higher in the nine months of 2010 compared to 2009, which reflect higher net sales in our Hanes brand of $99 million primarily due to distribution gains related to a new customer in the discount retail channel, space gains in the mass merchant and department store channels and increased retail sell through. Our male underwear product category continues to benefit from the increased media support for our Hanes brand and from our identification of key long-term megatrends such as comfort and dyed and color products. We have developed innovations to capitalize on these trends such as the Hanes Lay Flat Collar T-shirts and Hanes Comfortsoft waist band briefs and boxers.

Intimate apparel net sales were $25 million higher in the nine months of 2010 compared to 2009. Our bra category net sales were $18 million higher in the full and average figure sizes driven primarily by space and distribution gains. Our panties category net sales were higher by $7 million primarily due to replenishment timing and inventory restocking at retail. From a brand perspective, our net sales were higher in our smaller brands (barely there, Just My Size and Wonderbra) by $22 million, in our Hanes brand by $8 million and in our Bali brand by $2 million, partially offset by lower net sales in our Playtex brand of $4 million.

Higher net sales of $4 million in our socks product category reflect higher Hanes brand net sales of $14 million, partially offset by lower Champion brand net sales of $10 million in the nine months of 2010 compared to 2009. The higher Hanes brand net sales were primarily due to space gains in the mass merchant channel and the lower Champion brand net sales were primarily due to lower net sales in the wholesale club channel.

Innerwear segment gross profit was higher by $50 million in the nine months of 2010 compared to 2009. The higher gross profit was primarily due to higher sales volume of $78 million, savings from our prior restructuring actions of $15 million, vendor price reductions of $11 million, higher product pricing of $3 million before increased sales incentives and lower production costs of $3 million related to lower energy and oil-related costs offset by higher non-customer related freight costs. These lower costs were partially offset by higher sales incentives of $41 million due to higher sales volumes and investments made with retailers, unfavorable product sales mix of $15 million and higher cotton costs of $2 million.

As a percent of segment net sales, gross profit in the Innerwear segment was 32.9% in the nine months of 2010 compared to 32.4% in the nine months of 2009, increasing as a result of the items described above.

Innerwear segment operating profit was higher in the nine months of 2010 compared to 2009 primarily as a result of higher gross profit and savings of $2 million from prior restructuring actions primarily for compensation and related benefits, partially offset by higher media related MAP expenses of $11 million, higher non-media related MAP expenses of $5 million and higher distribution expenses of $4 million.

Outerwear

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$894,653	$772,685	$121,968	15.8%
Segment operating profit	56,631	31,869	24,762	77.7

Outerwear segment net sales, which benefited from space and distribution gains and stronger sales at retail, were higher by $122 million or 16% in the nine months of 2010 compared to 2009. Our casualwear category net sales were higher in both the retail and wholesale channels by $57 million and $28 million, respectively. The higher net sales in the retail casualwear channel of 31% reflect space gains primarily from an exclusive long-term agreement entered into with Wal-Mart in April 2009 that significantly expanded the presence of our Just My Size brand. This integrated program with Wal-Mart develops, sources, and merchandises a line of women’s clothing designed to meet the needs of plus size women. The higher net sales in the wholesale casualwear channel of 12% were primarily due to replenishment timing of inventory levels by third-party embellishers and wholesalers.

Our Champion brand activewear net sales, which continue to be positively impacted by our marketing investment in the brand, were higher by $36 million or 10% due to stronger sales at retail and space gains in the sporting goods channel. Our Champion brand has achieved consistent growth by focusing on the fast growing active demographic with a unique moderate price positioning.

Outerwear segment gross profit was higher by $35 million in the nine months of 2010 compared to 2009. The higher gross profit was primarily due to higher sales volume of $45 million, lower sales incentives of $15 million, savings of $6 million from our cost reduction initiatives and prior restructuring actions, lower production costs of $5 million related to lower energy and oil-related costs and vendor price reductions of $4 million. These lower costs were partially offset by lower product pricing of $22 million primarily within the wholesale casualwear channel, unfavorable product sales mix of $9 million, higher cotton costs of $6 million and higher other manufacturing costs of $2 million.

As a percent of segment net sales, gross profit in the Outerwear segment was 22.2% in the nine months of 2010 compared to 21.2% in the nine months of 2009, increasing as a result of the items described above.

Outerwear segment operating profit was higher in the nine months of 2010 compared to 2009 primarily as a result of higher gross profit and lower media related MAP expenses of $1 million, partially offset by higher distribution expenses of $8 million and higher non-media related MAP expenses of $4 million.

Hosiery

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$117,273	$131,326	$(14,053)	(10.7)%
Segment operating profit	38,672	42,358	(3,686)	(8.7)

Net sales in the Hosiery segment declined by $14 million or 11%, which was primarily due to lower sales of our L’eggs brand to mass retailers and food and drug stores and our Hanes brand to national chains and department stores. The hosiery category has been in a state of consistent decline for the past decade, as the trend toward casual dress reduced demand for sheer hosiery. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

Hosiery segment gross profit was lower by $3 million in the nine months of 2010 compared to 2009. The lower gross profit for the nine months of 2010 compared to 2009 was primarily the result of lower sales volume of $8 million, partially offset by lower production costs of $2 million, lower other manufacturing costs of $1 million and vendor price reductions of $1 million.

As a percent of segment net sales, gross profit in the Hosiery segment was 52.8% in the nine months of 2010 compared to 49.6% in the nine months of 2009.

Hosiery segment operating profit was lower in the nine months of 2010 compared to 2009 primarily as a result of lower gross profit and higher media related MAP expenses of $2 million.

Direct to Consumer

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$278,680	$275,058	$3,622	1.3%
Segment operating profit	18,583	29,189	(10,606)	(36.3)

Direct to Consumer segment net sales were $4 million or 1% higher in the nine months of 2010 compared to 2009 primarily due to higher net sales related to our Internet operations and higher net sales in our outlet stores attributable to new stores opened after the nine months of 2009, partially offset by lower comparable store sales. The lower comparable store sales of 2% were driven by lower traffic.

Direct to Consumer segment gross profit was lower by $2 million in the nine months of 2010 compared to 2009. The lower gross profit was primarily due to higher other product costs of $3 million.

As a percent of segment net sales, gross profit in the Direct to Consumer segment was 61.6% in the nine months of 2010 compared to 63.1% in the nine months of 2009.

Direct to Consumer segment operating profit was lower in the nine months of 2010 compared to 2009 primarily as a result of lower gross profit, higher expenses of $5 million as a result of opening new retail stores or expanding existing stores over the last 12 months and higher non-media related MAP expenses of $2 million.

International

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$363,895	$317,541	$46,354	14.6%
Segment operating profit	42,392	31,971	10,421	32.6

Overall net sales in the International segment were higher by $46 million or 15% in the nine months of 2010 compared to 2009, primarily as a result of stronger net sales in Canada, Europe, Mexico and Brazil, which reflects space and distribution gains and stronger sales at retail, and a favorable impact of $19 million related to foreign currency exchange rates, partially offset by lower sales in Japan.

Excluding the impact of foreign exchange rates on currency, International segment net sales increased by 9% in the nine months of 2010 compared to 2009. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Canadian dollar, Brazilian real, Japanese yen and Mexican peso compared to the U.S. dollar, partially offset by the strengthening of the U.S. dollar compared to the Euro.

During the nine months of 2010, we experienced higher net sales, in each case excluding the impact of foreign currency exchange rates, in our intimate apparel, male underwear and socks businesses in Canada of $9 million, in our casualwear business in Europe of $6 million, in our intimate apparel business in Mexico of $6 million and in our male underwear and hosiery businesses in Brazil of $4 million, in our thermals and male underwear businesses in China of $2 million and higher net sales of $5 million in all other regions, partially offset by lower net sales in our activewear business in Japan of $5 million. Our innerwear businesses in Canada and Mexico have continued to produce strong sales growth as we hold leading positions with strong market shares in intimate apparel and male underwear product categories. In certain international markets we are focusing on adopting global designs for some product categories to quickly launch new styles to expand our market position. The higher net sales reflect our successful efforts to improve our strong positions.

International segment gross profit was higher by $25 million in the nine months of 2010 compared to 2009. The higher gross profit was primarily a result of higher sales volume of $16 million, a favorable impact related to foreign currency exchange rates of $8 million, vendor price reductions of $4 million and favorable product mix of $2 million, partially offset by higher sales incentives of $7 million.

As a percent of segment net sales, gross profit in the International segment was 39.0% in the nine months of 2010 compared to 36.8% in 2009, increasing as a result of the items described above.

International segment operating profit was higher in the nine months of 2010 compared to 2009 primarily attributable to the higher gross profit, partially offset by higher selling and other marketing expenses of $6 million, higher distribution expenses of $5 million and higher non-media related MAP expenses of $2 million.

The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on operating profit of $2 million in the nine months of 2010 compared to 2009.

Other

	Nine Months Ended
	October 2,	October 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)

Net sales	$—	$12,022	$(12,022)	(100.0)%
Segment operating profit (loss)	—	(2,272)	2,272	100.0

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

General Corporate Expenses

General corporate expenses were $19 million lower in the nine months of 2010 compared to 2009 primarily due to lower start-up and shut-down costs of $15 million associated with the consolidation and globalization of our supply chain, lower stock compensation and certain other benefits of $6 million and lower pension expense of $4 million, partially offset by lower gains on sales of assets of $3 million and higher other expenses of $3 million.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are cash generated by operations and availability under the revolving loan facility (the “Revolving Loan Facility”) under the 2009 Senior Secured Credit Facility, the Accounts Receivable Securitization Facility and our international loan facilities. At October 2, 2010, we had $393 million of borrowing availability under our $600 million Revolving Loan Facility (after taking into account outstanding letters of credit), $32 million of borrowing availability under our international loan facilities and $75 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

The following have impacted or are expected to impact liquidity:

•	we have principal and interest obligations under our debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to ramp up our lower-cost manufacturing capacity in Asia, Central America and the Caribbean Basin and enhance efficiency;

•	we expect to make payments related to actions taken in prior periods related to our restructuring efforts;

•	we may selectively pursue strategic acquisitions;

•	we could increase or decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly impact our effective income tax rate; and

•	our board of directors has authorized the repurchase of up to 10 million shares of our stock in the open market over the next few years (2.8 million of which we have repurchased as of October 2, 2010 at a cost of $75 million), although we may choose not to repurchase any stock and instead focus on the repayment of our debt.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. We have restructured our supply chain over the past three years to create more efficient production clusters that utilize fewer, larger facilities and to balance production capability between the Western Hemisphere and Asia. As a result of sales growth expectations for 2010 as discussed above in the “Outlook” section of this MD&A, we have secured additional capacity with outside contractors to support sales growth.

Our working capital has increased during 2010, primarily in the form of inventory, to support our higher sales growth. The inventory increase is the result of both higher input costs and higher unit growth. We may also need to carry additional inventory into 2011 to support continuing sales momentum and secure additional production capacity with outside contractors as needed. With our global supply chain infrastructure substantially in place, we are focused long-term on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. We are focused on optimizing the working capital needs of our supply chain through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements. Factors that could help us in these efforts include higher sales volume and the realization of additional cost benefits from previous restructuring and related actions.

As of October 2, 2010, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K or other SEC filings could cause noncompliance.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010, the 2009 Senior Secured Credit Facility permits us, at our option, to add one or more term loan facilities or increase the commitments under the Revolving Loan Facility in an aggregate amount of up to $300 million so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence and that we are in pro forma compliance with the financial covenants in the 2009 Senior Secured Credit Facility. In order to support our working capital needs and fund the acquisition of Gear for Sports, on September 1, 2010, as permitted by the 2009 Senior Secured Credit Facility, we increased the commitments under the Revolving Loan Facility by an aggregate amount of $200 million, increasing the borrowing availability under the Revolving Loan Facility from $400 million to $600 million.

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

We anticipate working capital to be higher in 2010 compared to 2009, primarily in the form of inventory, to support our higher sales growth. Year-end 2010 inventory could be $150 million higher than year-end 2009, in line with our expected sales growth and including the Gear for Sports acquisition. We estimate that one-third of the increase could come from higher input costs and the remaining increase from unit growth.

Capital spending has varied significantly from year to year as we executed our supply chain consolidation and globalization strategy and the integration and consolidation of our technology systems. As a result of increased sales expectations for 2010, we expect to invest $60 to $70 million in net capital expenditures and intend to carry adequate inventory levels to maximize sales potential. We spent $79 million on gross capital expenditures during the nine months of 2010, which were offset by cash proceeds of $45 million from sales of exited supply chain facilities and sale-leaseback transactions.

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

Sources and Uses of Our Cash

The information presented below regarding the sources and uses of our cash flows for the nine months ended October 2, 2010 and October 3, 2009 was derived from our consolidated financial statements. Our cash flows are typically stronger in the second half of the year as our sales are normally higher in the last two quarters of each fiscal year as a result of back-to-school and holiday shopping periods.

	Nine Months Ended
	October 2,	October 3,
	2010	2009
	(dollars in thousands)

Operating activities	$(37,074)	$210,807
Investing activities	(33,620)	(83,885)
Financing activities	107,217	(155,935)
Effect of changes in foreign currency exchange rates on cash	30	288

Increase (decrease) in cash and cash equivalents	36,553	(28,725)
Cash and cash equivalents at beginning of year	38,943	67,342

Cash and cash equivalents at end of period	$75,496	$38,617

Operating Activities

Net cash used in operating activities was $37 million in the nine months of 2010 compared to net cash provided by operating activities of $211 million in the nine months of 2009. The lower cash from operating activities of $248 million for the nine months of 2010 compared to the nine months of 2009 is primarily attributable to higher uses of our working capital of $379 million, partially offset by higher net income of $131 million.

Net inventory increased $328 million from January 2, 2010 in order to support space and distribution gains. In addition, our raw materials and work in process inventory was higher due to rising input costs such as cotton and oil-related materials and the Asia supply chain transition and production ramp-up.

Accounts receivable was $81 million higher compared to January 2, 2010 primarily due to higher sales volumes, partially offset by the sale of selected trade accounts receivable to financial institutions and timing of collections.

With our global supply chain infrastructure substantially in place, we are now focused on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. We are focused on optimizing the working capital needs of our supply chain through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements while supporting strong sales growth.

Investing Activities

Net cash used in investing activities was $34 million in the nine months of 2010 compared to $84 million in the nine months of 2009. The lower net cash used in investing activities of $50 million for the nine months of 2010 compared to the nine months of 2009 was primarily the result of higher proceeds from sales of assets of $30 million and lower gross capital expenditures of $21 million. During the nine months of 2010, proceeds from sales of assets were $45 million, primarily resulting from sale-leaseback transactions involving four distribution centers.

Financing Activities

Net cash provided by financing activities was $107 million in the nine months of 2010 compared to net cash used in financing activities of $156 million in the nine months of 2009. The higher net cash from financing activities of $263 million in the nine months of 2010 compared to the nine months of 2009 was primarily the result of higher net borrowings on the Revolving Loan Facility of $139 million and higher net borrowings of $44 million on the Accounts Receivable Securitization Facility, partially offset by $59 million in 2010 repayments of debt under the 2009 Senior Secured Credit Facility and higher net repayments on notes payable of $25 million in 2010.

In addition, the higher net cash from financing activities was due to $140 million in repayments of debt under the 2006 Senior Secured Credit Facility during the nine months of 2009 and $20 million in higher payments related to debt amendment fees associated with the amendments of the Accounts Receivable Securitization Facility and the 2006 Senior Secured Credit Facility in the nine months of 2009 compared to the nine months of 2010.

Cash and Cash Equivalents

As of October 2, 2010 and January 2, 2010, cash and cash equivalents were $75 million and $39 million, respectively. The higher cash and cash equivalents as of October 2, 2010 was primarily the result of net cash provided by financing activities of $107 million, partially offset by net cash used in operating activities of $37 million and net cash used in investing activities of $34 million.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 2, 2010. There have been no material changes in these policies during the quarter ended October 2, 2010.

We recognized a change in our estimate of unrecognized tax benefit accruals of $20 million for the nine months ended October 2, 2010. This change in estimate resulted from the circumstances described above in “Condensed Consolidated Results of Operations — Nine Months Ended October 2, 2010 Compared with Nine Months Ended October 3, 2009,” and was not a result of any change in the application of our accounting policies.

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
E. Lee Wyatt Jr.
Executive Vice President,
Chief Financial Officer

Date: October 28, 2010

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