Form 10-K
period 2011-01-01
Hanesbrands Inc.
filed 2011-02-16
CIK 1359841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 2, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,307,420,788 (based on the closing price of the common stock of $24.30 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).
     As of February 14, 2011, there were 96,367,197 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2011 annual meeting of stockholders.

Trademarks, Trade Names and Service Marks
     We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that may appear in this Annual Report on Form 10-K include the Hanes, Champion, C9 by Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Stedman, Outer Banks, Zorba, Rinbros, Duofold and Gear for Sports marks, which may be registered in the United States and other jurisdictions. We do not own any trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
•	our ability to successfully manage social, political, economic, legal and other conditions affecting our supply chain, such as disruption of markets, operational disruptions, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	the impact of significant fluctuations and volatility in the price of various input costs, such as cotton and oil-related materials, utilities, freight and wages;

•	the impact of natural disasters;

•	the impact of the loss of one or more of our suppliers of finished goods or raw materials;

•	our ability to effectively manage our inventory and reduce inventory reserves;

•	our ability to optimize our global supply chain;

•	current economic conditions;

•	consumer spending levels;

•	the risk of inflation or deflation;

•	our ability to continue to effectively distribute our products through our distribution network;

•	financial difficulties experienced by, or loss of or reduction in sales to, any of our top customers or groups of customers;

•	gains and losses in the shelf space that our customers devote to our products;

•	the highly competitive and evolving nature of the industry in which we compete;

•	our ability to keep pace with changing consumer preferences;

•	the impact of any inadequacy, interruption or failure with respect to our information technology or any data security breach;

•	our debt and debt service requirements that restrict our operating and financial flexibility and impose interest and financing costs;

•	the financial ratios that our debt instruments require us to maintain;

•	future financial performance, including availability, terms and deployment of capital;

•	our ability to comply with environmental and occupational health and safety laws and regulations;

•	costs and adverse publicity from violations of labor or environmental laws by us or our suppliers;

•	our ability to attract and retain key personnel;

•	new litigation or developments in existing litigation; and

•	possible terrorist attacks and ongoing military action in the Middle East and other parts of the world.
     There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Annual Report on Form 10-K for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
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
     We make available free of charge at www.hanesbrands.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. By referring to our corporate website, www.hanesbrands.com, or any of our other websites we do not incorporate any such website or its contents into this Annual Report on Form 10-K.

PART I

Item 1.	Business
General
     We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Stedman, Outer Banks, Zorba, Rinbros, Duofold and Gear for Sports. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, kids’ underwear, casualwear, activewear, socks and hosiery.
     The basic apparel sector of the apparel industry is characterized by frequently replenished items, such as T-shirts, bras, panties, men’s underwear, kids’ underwear, socks and hosiery. Growth and sales in the basic apparel sector are not primarily driven by fashion, in contrast to other areas of the broader apparel industry. We focus on the core attributes of comfort, fit and value, while remaining current with regard to consumer trends. The majority of our core styles continue from year to year, with variations only in color, fabric or design details. Some products, however, such as intimate apparel, activewear and sheer hosiery, do have more of an emphasis on style and innovation. We continue to invest in our largest and strongest brands to achieve our long-term growth goals. In addition to designing and marketing basic apparel, we have a long history of operating a global supply chain that incorporates a mix of self-manufacturing, third-party contractors and third-party sourcing. On November 1, 2010, we completed our acquisition of GearCo, Inc., known as Gear for Sports, a leading seller of licensed logo apparel in collegiate bookstores and other channels.
     Our fiscal year ends on the Saturday closest to December 31. All references to “2010,” “2009” and “2008” relate to the 52 week fiscal years ended on January 1, 2011 and January 2, 2010 and the 53 week fiscal year ended on January 3, 2009, respectively.
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

Segment	Primary Products	Primary Brands
Innerwear	Intimate apparel, such as bras, panties and shapewear	Hanes, Playtex, Bali, barely there, Just My Size, Wonderbra

	Men’s underwear and kids’ underwear	Hanes, Polo Ralph Lauren*
	Socks	Hanes, Champion

Outerwear	Activewear, such as performance	Champion, Duofold, Gear for Sports
T-shirts and shorts, fleece, sports bras and thermals

	Casualwear, such as T-shirts, fleece and sport shirts	Hanes, Just My Size, Outer Banks, Champion, Hanes Beefy-T

Hosiery	Hosiery	L’eggs, Hanes, Donna Karan,* DKNY,* Just My Size

Segment	Primary Products	Primary Brands
Direct to Consumer	Activewear, men’s underwear, kids’ underwear, intimate apparel, socks, hosiery and casualwear	Bali, Hanes, Playtex, Champion, barely there, L’eggs, Just My Size

International	Activewear, men’s underwear, kids’ underwear, intimate apparel, socks, hosiery and casualwear	Hanes, Champion, Wonderbra,** Playtex,** Stedman, Zorba, Rinbros, Kendall,* Sol y Oro, Bali, Ritmo

*	Brand used under a license agreement.

**	As a result of the February 2006 sale of the European branded apparel business of Sara Lee Corporation, or “Sara Lee,” we are not permitted to sell this brand in the member states of the European Union, or the “EU,” several other European countries and South Africa.
     Our brands have a strong heritage in the basic apparel industry. According to The NPD Group/Consumer Tracking Service, or “NPD,” our brands held either the number one or number two U.S. market position by units sold in most product categories in which we compete, for the 12-month period ended December 31, 2010.
     Our products are sold through multiple distribution channels. During 2010, approximately 44% of our net sales were to mass merchants in the United States, 15% were to national chains and department stores in the United States, 12% were in our International segment, 9% were in our Direct to Consumer segment in the United States, and 20% were to other retail channels in the United States such as embellishers, specialty retailers, wholesale clubs and sporting goods stores. We have strong, long-term relationships with our top customers, including relationships of more than ten years with each of our top ten customers. The size and operational scale of the high-volume retailers with which we do business require extensive category and product knowledge and specialized services regarding the quantity, quality and planning of product orders. We have organized multifunctional customer management teams, which has allowed us to form strategic long-term relationships with these customers and efficiently focus resources on category, product and service expertise. We also have customer-specific programs such as the C9 by Champion products marketed and sold through Target stores and our Just My Size program at Wal-Mart stores.
     Our ability to react to changing customer needs and industry trends is key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We seek to leverage our insights into consumer demand in the basic apparel industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. Examples of our recent innovations include:
•	Barely There Smart Sizes, a new bra sizing system that simplifies and streamlines the traditional bra sizing configuration from 16 sizes to just five sizes with innovative, “shape to fit” technology (2010).

•	Wonderbra Secret Agent No Slip Fit Collection includes bras that feature shaping stay-in-place back and no slip straps that secretly work together to ensure everything stays comfortably in place all day (2010).

•	Bali Comfort-U Bra with a feature that ensures that the straps and back stay in place, delivering the ultimate fit and comfort in a place most women don’t think to look—the back (2010).

•	Hanes Comfort Flex Underwear feature a softer, more stretchable waistband that comfortably shifts without pinching or binding (2010).

•	Hanes dyed V-neck underwear T-shirts in black, gray and navy colors (2009).

•	Champion 360° Max Support sports bra that controls movement in all directions, scientifically tested on athletes to deliver 360° support (2009).

•	Playtex 18 Hour Seamless Smoothing bra that features fused fabric to smooth sides and back (2009).

•	Bali Natural Uplift bras that feature advanced lift for the bust without adding size (2009).

•	Hanes No Ride Up panties, specially designed for a better fit that helps women stay “wedgie-free” (2008).

•	Hanes Lay Flat Collar T-shirts and Hanes No Ride Up boxer briefs, an innovation in product comfort and fit (2008).

•	Playtex 18 Hour Active Lifestyle bra that features active styling with wickable fabric (2008).

•	Bali Concealers bras, with revolutionary concealing petals for complete modesty (2008).

•	Hanes Concealing Petals bras (2008).
     We have restructured our supply chain over the past four years to create more efficient production clusters that utilize fewer, larger facilities and to balance our production capability between the Western Hemisphere and Asia. We have closed plant locations, reduced our workforce and relocated some of our manufacturing capacity to lower cost locations in Asia, Central America and the Caribbean Basin. With our global supply chain infrastructure in place, we are focused long-term on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements. We commenced production at our textile production plant in Nanjing, China, which is our first company-owned textile facility in Asia, in the fourth quarter of 2009 and we ramped up production in 2010 to support our growth, with the expectation of ramping up to full capacity by the end of 2011. The Nanjing facility, along with our other textile facilities and arrangements with outside contractors, enables us to expand and leverage our production scale as we balance our supply chain across hemispheres to support our production capacity. We consolidated our distribution network by implementing new warehouse management systems and technology and adding new distribution centers and new third-party logistics providers to replace parts of our legacy distribution network, including relocating distribution capacity to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia.
Our Brands
     Our portfolio of leading brands is designed to address the needs and wants of various consumer segments across a broad range of basic apparel products. Each of our brands has a particular consumer positioning that distinguishes it from its competitors and guides its advertising and product development. We discuss some of our most important brands in more detail below.
     Hanes is the largest and most widely recognized brand in our portfolio. The Hanes brand covers all of our product categories, including men’s underwear, kids’ underwear, bras, panties, socks, T-shirts, fleece and sheer hosiery. Hanes stands for outstanding comfort, style and value. According to Millward Brown Market Research, Hanes is found in 88% of the U.S. households that have purchased men’s or women’s casual clothing or underwear in the five-month period ended December 31, 2010.
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
     Playtex, the third-largest brand within our portfolio, offers a line of bras, panties and shapewear, including products that offer solutions for hard to fit figures. Bali is the fourth-largest brand within our portfolio, offering a range of bras, panties and shapewear sold in the department store channel. Our brand portfolio also includes the following well-known brands: L’eggs, Just My Size, barely there, Wonderbra, Outer Banks, Duofold and Gear for

Sports. We entered into an agreement with Wal-Mart in 2009 that significantly expanded the presence of our Just My Size brand. These brands serve to round out our product offerings, allowing us to give consumers a variety of options to meet their diverse needs.
Our Segments
     Our operations are managed and reported in five operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Hosiery, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses but the segments share a common supply chain and media and marketing platforms. In October 2009, we completed the sale of our yarn operations and, as a result, we no longer have net sales in the Other segment, which was primarily comprised of sales of yarn to third parties. For more information about our segments, see Note 18 to our financial statements included in this Annual Report on Form 10-K.
Innerwear
     The Innerwear segment focuses on core apparel products, such as women’s intimate apparel, men’s underwear, kids’ underwear, and socks, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes and Polo Ralph Lauren brand names. During 2010, net sales from our Innerwear segment were $2.0 billion, representing approximately 46% of total net sales.
Outerwear
     We are a leader in the casualwear and activewear markets through our Hanes, Champion, Just My Size and Duofold brands, where we offer products such as T-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In 2009, we entered into a multi-year agreement to provide a women’s casualwear program with our Just My Size brand at Wal-Mart stores. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for collegiate apparel and footwear. We also supply our T-shirts, sport shirts and fleece products, including brands such as Hanes, Champion, Outer Banks and Hanes Beefy-T, to customers, primarily wholesalers, who then resell to screen printers and embellishers. On November 1, 2010, we completed our acquisition of Gear for Sports, a leading seller of licensed logo apparel in collegiate bookstores and other channels, which significantly strengthens our strategy of creating stronger branded and defensible businesses in our Outerwear segment. The operating results of Gear for Sports are included in the Outerwear segment. During 2010, net sales from our Outerwear segment were $1.3 billion, representing approximately 29% of total net sales.
Hosiery
     We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our L’eggs, Hanes and Just My Size brands. During 2010, net sales from our Hosiery segment were $167 million, representing approximately 4% of total net sales. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.
Direct to Consumer
     Our Direct to Consumer operations include our value-based (“outlet”) stores and Internet operations which sell products from our portfolio of leading brands. We sell our branded products directly to consumers through our outlet stores, as well as our websites operating under the Hanes, One Hanes Place, Just My Size and Champion names. Our Internet operations are supported by our catalogs. As of January 1, 2011 and January 2, 2010, we had 224 and 228 outlet stores, respectively. During 2010, net sales from our Direct to Consumer segment were $378 million, representing approximately 9% of total net sales.
International
     Our International segment includes products that span across the Innerwear, Outerwear and Hosiery reportable segments and are primarily marketed under the Hanes, Champion, Wonderbra, Playtex, Stedman, Zorba, Rinbros, Kendall, Sol y Oro, Bali and Ritmo brands. During 2010, net sales from our International segment were $509 million, representing approximately 12% of total net sales and included sales in Latin America, Asia, Canada, Europe and South America. Our largest international markets are Canada, Japan, Mexico, Europe and Brazil, and we also have sales offices in India and China.
Design, Research and Product Development
     At the core of our design, research and product development capabilities is an integrated team of over 325 professionals. A facility located in Winston-Salem, North Carolina, is the center of our research, technical design and product development efforts. We also employ creative design and product development personnel in our design center in New York City and design personnel at the Gear for Sports facility in Lenexa, Kansas. In 2010, 2009 and 2008, we spent approximately $47 million, $46 million and $46 million, respectively, on design, research and product development, including the development of new and improved products.
Customers
     In 2010, approximately 88% of our net sales were to customers in the United States and approximately 12% were to customers outside the United States. Domestically, almost 81% of our net sales were wholesale sales to retailers, 10% were direct to consumers and 9% were wholesale sales to wholesalers and third-party embellishers. We have well-established relationships with some of the largest apparel retailers in the world. Our largest customers are Wal-Mart Stores, Inc., or “Wal-Mart,” Target Corporation, or “Target,” and Kohl’s Corporation, or “Kohl’s,” accounting for 26%, 17% and 6%, respectively, of our total sales in 2010. As is common in the basic apparel industry, we generally do not have purchase agreements that obligate our customers to purchase our products. However, all of our key customer relationships have been in place for ten years or more. Wal-Mart, Target, Kohl’s and CVS Caremark, “CVS,” are our only customers with sales that exceed 10% of any individual segment’s sales. In our Innerwear segment, Wal-Mart accounted for 38% of sales, Target accounted for 16% of sales and Kohl’s accounted for 11% of sales during 2010. In our Outerwear segment, Target accounted for 31% of sales and Wal-Mart accounted for 20% of sales during 2010. In our Hosiery segment, Wal-Mart accounted for 25% of sales, Target accounted for 12% of sales and CVS accounted for 11% of sales during 2010.
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
     Sales to the mass merchant channel in the United States accounted for approximately 44% of our net sales in 2010. We sell all of our product categories in this channel primarily under our Hanes, Just My Size and Playtex brands. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Wal-Mart. Wal-Mart, which accounted for approximately 26% of our net sales in 2010, is our largest mass merchant customer.
     Sales to the national chains and department stores channel in the United States accounted for approximately 15% of our net sales in 2010. These retailers target a higher-income consumer than mass merchants, focus more of their sales on apparel items rather than other consumer goods such as grocery and drug products, and are characterized by large retailers such as Kohl’s, JC Penney Company, Inc. and Sears Holdings Corporation. We sell all of our product categories in this channel. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than national chains or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s and Dillard’s, Inc. We sell products in our intimate apparel, hosiery, socks, activewear and underwear categories through department stores.
     Sales in our Direct to Consumer segment in the United States accounted for approximately 9% of our net sales in 2010. We sell our branded products directly to consumers through our 224 outlet stores, as well as our websites operating under the Hanes, One Hanes Place, Just My Size and Champion names. Our outlet stores are value-based, offering the consumer a savings of 25% to 40% off suggested retail prices, and sell first-quality, excess, post-season, obsolete and slightly imperfect products. Our websites, supported by our catalogs, address the growing direct to consumer channel that operates in today’s 24/7 retail environment, and we have an active database of approximately four million consumers receiving our catalogs and emails. Our websites received over 20 million unique visitors in 2010.
     Sales in our International segment represented approximately 12% of our net sales in 2010, and included sales in Latin America, Asia, Canada, Europe and South America. Our largest international markets are Canada, Japan, Mexico, Europe and Brazil, and we also have sales offices in India and China. We operate in several locations in Latin America including Mexico, Argentina, Brazil and Central America. From an export business perspective, we use distributors to service customers in the Middle East and Asia, and have a limited presence in Latin America. The brands that are the primary focus of the export business include Hanes and Champion socks, Champion activewear, Hanes underwear and Bali, Playtex, Wonderbra and barely there intimate apparel. As discussed below under “Intellectual Property,” we are not permitted to sell Wonderbra and Playtex branded products in the member states of the EU, several other European countries, and South Africa. For more information about our sales on a geographic basis, see Note 19 to our financial statements.
     Sales in other channels in the United States represented approximately 20% of our net sales in 2010. We sell T-shirts, golf and sport shirts and fleece sweatshirts to wholesalers and third-party embellishers primarily under our Hanes, Hanes Beefy-T and Outer Banks brands. Sales to wholesalers and third-party embellishers accounted for approximately 8% of our net sales in 2010. We also sell a significant range of our underwear, activewear and socks products under the Champion brand to wholesale clubs, such as Costco, and sporting goods stores, such as The Sports Authority, Inc. We sell primarily legwear and underwear products under the Hanes and L’eggs brands to food, drug and variety stores. We sell products that span across our Innerwear, Outerwear and Hosiery segments to the U.S. military for sale to servicemen and servicewomen.
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

Seasonality
     Our operating results are subject to some variability due to seasonality and other factors. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. Sales are typically higher in the last two quarters (July to December) of each fiscal year. Socks, hosiery and fleece products generally have higher sales during this period as a result of cooler weather, back-to-school shopping and holidays. Sales levels in any period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion (“MAP”) expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
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
     In 2010, we launched a number of new advertising and marketing initiatives:
•	Hanes launched a new men’s underwear marketing campaign starring Michael Jordan in a new television commercial that shows Hanes Lay Flat Collar undershirts will never suffer from wavy “bacon necks” like other shirts.

•	Hanes announced a new national environmental advertising campaign, titled “For Future Generations.” The ad, which began airing in the Spring of 2010, takes a lighthearted approach to the brand’s environmental responsibility efforts, including eco-friendly products. Hanes also debuted a new consumer website (www.hanesgreen.com) where visitors can learn more about the brand’s environmental responsibility effort and watch the “Future Generations” ad.

•	Champion introduced a sports bra blog designed to spur online dialogue around all things related to breast health and sports bras. The blog features comments and questions by women of all fitness levels from industry experts to first-time exercisers as well as the latest on emerging product innovations and style choices.

•	Playtex began airing a series of web videos featuring 10 women who won a Playtex bra makeover trip to New York with style expert Allison Deyette.
     We also continued some of our existing advertising and marketing initiatives:
•	We continued our television advertising campaign in support of Hanes Comfort Fit socks for the family.

•	Champion continued its “What’s Your Everest” marketing campaign and online community to support people in reaching their personal aspirations and goals, as accomplished international mountaineer and motivational speaker Jamie Clarke led Expedition Hanesbrands to the top of Mount Everest, driving brand awareness for Champion and Duofold brands and showcasing our research and development innovation and textile science leadership.

•	Hanes continued its role as the Official Apparel Sponsor of Passionately Pink for the Cure, a fund-raising program created by Susan G. Komen for the Cure that inspires breast cancer advocacy and honors those affected by the disease. Hanes also offers a special “pink collection” of panties, bras, socks and graphic tees, and has created a campaign website, www.hanespink.com, that features interactive content to inspire people to make a difference in the breast cancer support community.

•	We continued our men’s underwear advertising featuring Michael Jordan, in support of Hanes Lay Flat Collar T-shirts and No Ride Up boxer briefs.

•	We continued our “How You Play” national advertising campaign for Champion. The campaign includes print, out-of-home and online components and is designed to capture the everyday moments of fun and sport in a series of cool and hip lifestyle images.

•	We continued the “Live Beautifully” campaign for our Bali brand. The print, television and online advertising campaign features Bali bras, panties and shapewear.

•	We continued our innovative and expressive advertising and marketing campaign called “Girl Talk,” in which confident, everyday women talk about their breasts, in support of our Playtex 18 Hour and Playtex Secrets product lines.
Distribution
     As of January 1, 2011, we distributed our products from a total of 31 distribution centers. These facilities include 15 facilities located in the United States and 16 facilities located outside the United States in regions where we manufacture our products. We internally manage and operate 18 of these facilities, and we use third-party logistics providers who operate the other 13 facilities on our behalf. International distribution operations use a combination of third-party logistics providers, as well as owned and operated distribution operations, to distribute goods to our various international markets.
     We have reduced the number of distribution centers from the 48 that we maintained at the time we became an independent public company to 31 as of January 1, 2011. We consolidated our distribution network by implementing new warehouse management systems and technology and adding new distribution centers and new third-party logistics providers to replace parts of our legacy distribution network, including relocating distribution capacity to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia.
Manufacturing and Sourcing
     During 2010, approximately 63% of our finished goods sold were manufactured through a combination of facilities we own and operate and facilities owned and operated by third-party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We sourced the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.
Finished Goods That Are Manufactured by Hanesbrands
     The manufacturing process for the finished goods that we manufacture begins with raw materials we obtain from suppliers. The principal raw materials in our product categories are cotton and synthetics. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect us from severe market fluctuations in the wholesale prices of cotton. In addition to cotton yarn and cotton-based textiles, we use thread, narrow elastic and trim for product identification, buttons, zippers, snaps and lace.
     Fluctuations in crude oil or petroleum prices may also influence the prices of items used in our business, such as chemicals, dyestuffs, polyester yarn and foam. Alternate sources of these materials and services are readily available. Cotton and synthetic materials are typically spun into yarn, which is then knitted into cotton, synthetic and blended fabrics. Although historically we have spun a significant portion of the yarn and knit a significant portion of the fabrics we use in our owned and operated facilities, in October 2009 we completed the sale of our yarn operations as a result of which we ceased making our own yarn and now source all of our yarn requirements from large-scale yarn suppliers. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with scheduled production. These fabrics are cut and sewn into finished products, either by us or by third-party contractors. Most of our cutting and sewing operations are strategically located in Asia, Central America and the Caribbean Basin.
     Rising fuel, energy and utility costs may have a significant impact on our manufacturing costs. These costs may fluctuate due to a number of factors outside our control, including government policy and regulation, foreign exchange rates and weather conditions.
     We continued to consolidate our manufacturing facilities and currently operate 43 manufacturing facilities, down from 70 at the time we became an independent public company. In making decisions about the location of manufacturing operations and third-party sources of supply, we consider a number of factors, including labor, local operating costs, quality, regional infrastructure, applicable quotas and duties, and freight costs. We commenced production at our textile production plant in Nanjing, China, which is our first company-owned textile facility in Asia, in the fourth quarter of 2009 and we ramped up production in 2010 to support our growth, with the expectation of ramping up to full capacity by the end of 2011. The Nanjing textile facility will enable us to expand and leverage our production scale in Asia as we balance our supply chain across hemispheres, thereby diversifying our production risks.
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
Competition
     The basic apparel market is highly competitive and rapidly evolving. Competition generally is based upon brand name recognition, price, product quality, selection, service and purchasing convenience. Our businesses face competition today from other large corporations and foreign manufacturers. Fruit of the Loom, Inc., a subsidiary of Berkshire Hathaway Inc., competes with us across most of our segments through its own offerings and those of its Russell Corporation and Vanity Fair Intimates offerings. Other competitors in our Innerwear segment include Limited Brands, Inc.’s Victoria’s Secret brand, Jockey International, Inc., Warnaco Group Inc. and Maidenform Brands, Inc. Other competitors in our Outerwear segment include various private label and controlled brands sold by many of our customers, Gildan Activewear, Inc. and Gap Inc. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, department stores and other retailers, including many of our customers, market and sell basic apparel products under private labels that compete directly with our brands.
     Our competitive strengths include our strong brands with leading market positions, our high-volume, core products focus, our significant scale of operations, our global supply chain and our strong customer relationships.
•	Strong brands with leading market positions. According to NPD, our brands held either the number one or number two U.S. market position by units sold in most product categories in which we compete, for the 12-month period ended December 31, 2010. According to NPD, our largest brand, Hanes, was the top-selling apparel brand in the United States by units sold, for the 12-month period ended December 31, 2010.

•	High-volume, core products. We sell high-volume, frequently replenished basic apparel products. The majority of our core styles continue from year to year, with variations only in color, fabric or design details, and are frequently replenished by consumers. We believe that our status as a high-volume seller of core basic apparel products creates a more stable and predictable revenue base and reduces our exposure to dramatic fashion shifts often observed in the general apparel industry.

•	Significant scale of operations. According to NPD, we are the largest seller of basic apparel in the United States as measured by units sold for the 12-month period ended December 31, 2010. Most of our products are sold to large retailers that have high-volume demands. We believe that we are able to leverage our significant scale of operations to provide us with greater manufacturing efficiencies, purchasing power and product design, marketing and customer management resources than our smaller competitors.

•	Global supply chain. We have restructured our supply chain over the past four years to create more efficient production clusters that utilize fewer, larger facilities and to balance our production capability between the Western Hemisphere and Asia. With our global supply chain infrastructure in place, we are focused long-term on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements.

•	Strong customer relationships. We sell our products primarily through large, high-volume retailers, including mass merchants, department stores and national chains. We have strong, long-term relationships with our top customers, including relationships of more than ten years with each of our top ten customers. We have aligned significant parts of our organization with corresponding parts of our customers’ organizations. We also have entered into customer-specific programs such as the C9 by Champion products marketed and sold through Target stores and our Just My Size program at Wal-Mart.
Intellectual Property
Overview
     We market our products under hundreds of trademarks and service marks in the United States and other countries around the world, the most widely recognized of which are Hanes, Champion, C9 by Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Stedman, Outer Banks, Zorba, Rinbros, Duofold and Gear for Sports. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear, and we also hold licenses from various toy and media companies that give us the right to use certain of their proprietary characters, names and trademarks.
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
     Although the laws vary by jurisdiction, trademarks generally remain valid as long as they are in use and/or their registrations are properly maintained. Most of the trademarks in our portfolio, including our core brands, are covered by trademark registrations in the countries of the world in which we do business, with registration periods generally ranging between seven and 10 years depending on the country. Generally, trademark registrations can be renewed indefinitely as long as the trademarks are in use. We have an active program designed to ensure that our trademarks are registered, renewed, protected and maintained. We plan to continue to use all of our core trademarks and plan to renew the registrations for such trademarks as needed. Most of our copyrights are unregistered, although we have a sizable portfolio of copyrighted lace designs that are the subject of a number of registrations at the U.S. Copyright Office.
     We place high importance on product innovation and design, and a number of these innovations and designs are the subject of patents. However, we do not regard any segment of our business as being dependent upon any single patent or group of related patents. In addition, we own proprietary trade secrets, technology, and know-how that we have not patented.
Shared Trademark Relationship with Sun Capital
     In February 2006, Sara Lee sold its European branded apparel business to an affiliate of Sun Capital. In connection with the sale, Sun Capital received an exclusive, perpetual, royalty-free license to manufacture, sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the EU, as well as Belarus, Bosnia-Herzegovina, Croatia, Macedonia, Moldova, Morocco, Norway, Russia, Serbia-Montenegro, South Africa, Switzerland, Ukraine, Andorra, Albania, Channel Islands, Lichtenstein, Monaco, Gibraltar, Guadeloupe, Martinique, Reunion and French Guyana, which we refer to as the “Covered Nations.” We are not permitted to sell Wonderbra and Playtex branded products in the Covered Nations, and Sun Capital is not permitted to sell Wonderbra and Playtex branded products outside of the Covered Nations. In connection with the sale, we also have received an exclusive, perpetual royalty-free license to sell DIM and UNNO branded products in Panama, Honduras, El Salvador, Costa Rica, Nicaragua, Belize, Guatemala, Mexico, Puerto Rico, the United States, Canada and, for DIM products, Japan. We are not permitted to sell DIM or UNNO branded apparel products outside of these countries and Sun Capital is not permitted to sell DIM or UNNO branded apparel products inside these countries. In addition, the rights to certain European-originated brands previously part of Sara Lee’s branded apparel portfolio were transferred to Sun Capital and are not included in our brand portfolio.
Corporate Social Responsibility
     We have a formal corporate social responsibility (“CSR”) program that consists of five core initiatives: a global ethics program for all employees worldwide; a facility compliance program that seeks to ensure company and supplier plants meet our labor and social compliance standards; a product safety program; a global environmental management system that seeks to reduce the environmental impact of our operations; and a commitment to corporate philanthropy which seeks to meet the “fundamental needs” of the communities in which we live and work. We employ over 15 full-time CSR personnel across the world to manage our program.
     In February 2008, we joined the Fair Labor Association (the “FLA”) and recently completed its two-year accreditation process of our internal global social compliance program. We are now a fully accredited member of the FLA. The FLA works with industry, civil society organizations and colleges and universities to protect workers’ rights and improve working conditions in factories around the world. Participating companies in the FLA are required to fulfill 10 company obligations, including conducting internal monitoring of facilities, submitting to independent monitoring audits and verification, and managing and reporting information on their compliance efforts. The FLA conducts unannounced independent external monitoring audits of a sample of a participating company’s plants and suppliers and publishes the results of those audits for the public to review. In November 2010, As You Sow, a San Francisco-based shareholder advocacy organization, issued a report on apparel supply chain compliance programs and rated Hanesbrands’ program with the third-highest grade of companies studied.
     We are committed to reducing our greenhouse gas footprint, and we have implemented a comprehensive corporate energy policy. We manage this commitment by reducing our energy consumption as much as possible, exploring better supply chain management to reduce our use of energy-intensive transportation, adopting cleaner technologies where possible, and actively tracking our energy metrics. Currently, over 30% of our total worldwide energy use comes from renewable resources. We have reduced our CO2 emissions per unit manufactured by over 12% since 2007. We have also worked closely with Energy Star, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that helps save money and protect the environment through energy efficient products and practices. Hanesbrands earned the U.S. EPA Energy Star partner of the year award in 2010 for energy efficiency progress. In October 2010, Newsweek magazine issued its annual list of the 500 greenest companies in America. Hanesbrands ranks No. 91.
     We also incorporate Leadership in Energy and Environmental Design, or “LEED”-based practices into many remodeling and new construction projects for our facilities around the world. We have earned the U.S. Green Building Council’s sustainability certification for our Bentonville, Arkansas, and Minneapolis, Minnesota, sales offices and our Perris, California distribution center. Sustainable features of the Perris facility include reduction of energy usage through extensive use of natural skylighting, motion-detection lighting, a design that does not require heating or air conditioning for a comfortable working environment, reduction of water usage compared with typical warehouses of its size through low-water bathroom fixtures and low-water landscaping, innovative site grading techniques and use of locally produced concrete. We are also currently working on LEED certification of manufacturing facilities in El Salvador, Vietnam and China, as well as one of our corporate headquarters buildings in Winston-Salem, North Carolina.
     Our corporate philanthropic efforts are focused on meeting the “fundamental needs” of the communities in which we live and work. In 2010, we were again the largest corporate giver to our local United Way in Forsyth County, North Carolina, with our corporate and employee gifts totaling over $2 million. In Central America and the Caribbean Basin, we have instituted a unique Green For Good program (Viviendo Verde), in which we use the proceeds from recycling waste materials in our manufacturing operations for community improvement projects, such as school and health-clinic renovations. For more detail on the full range of our CSR efforts, including our commitment to and work in our communities, go to www.hanesbrandsCSR.com.
Environmental Matters
     We have a well-developed environmental program that focuses heavily on energy use (in particular the use of renewable energy), water use and wastewater treatment, and the use of chemicals that comply with our restricted substances list. We are subject to various federal, state, local and foreign laws and regulations that govern our activities, operations and products that may have adverse environmental, health and safety effects, including laws and regulations relating to generating emissions, water discharges, waste, product and packaging content and workplace safety. Noncompliance with these laws and regulations may result in substantial monetary penalties and criminal sanctions. We are aware of hazardous substances or petroleum releases at a few of our facilities and are working with the relevant environmental authorities to investigate and address such releases. We also have been identified as a “potentially responsible party” at a few waste disposal sites undergoing investigation and cleanup under the federal Comprehensive Environmental Response, Compensation and Liability Act (commonly known as Superfund) or state Superfund equivalent programs. Where we have determined that a liability has been incurred and the amount of the loss can reasonably be estimated, we have accrued amounts in our balance sheet for losses related to these sites. Compliance with environmental laws and regulations and our remedial environmental obligations historically have not had a material impact on our operations, and we are not aware of any proposed regulations or remedial obligations that could trigger significant costs or capital expenditures in order to comply.
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

Employees
     As of January 1, 2011, we had approximately 55,500 employees, approximately 8,400 of whom were located in the United States. Of the employees located in the United States, approximately 2,400 were full or part-time employees in our stores within our direct to consumer channel. As of January 1, 2011, in the United States, approximately 25 employees were covered by collective bargaining agreements. Some of our international employees were also covered by collective bargaining agreements. We believe our relationships with our employees are good.

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
Any disruption to our supply chain or adverse impact on its extensive network of operations may adversely affect our business, results of operations, financial condition and cash flows.
     We have an extensive global supply chain. A significant portion of our products are manufactured in or sourced from locations in Asia, Central America, the Caribbean Basin and Mexico and we are continuing to add new manufacturing capacity in various locations. Potential events that may disrupt our supply chain operations include:
•	political instability and acts of war or terrorism or other international events resulting in the disruption of trade;

•	other security risks;

•	operational disruptions;

•	disruptions in shipping and freight forwarding services;

•	increases in oil prices, which would increase the cost of shipping;

•	interruptions in the availability of basic services and infrastructure, including power shortages;

•	fluctuations in foreign currency exchange rates resulting in uncertainty as to future asset and liability values, cost of goods and results of operations that are denominated in foreign currencies;

•	extraordinary weather conditions or natural disasters, such as hurricanes, earthquakes, tsunamis, floods or fires; and

•	the occurrence of an epidemic, the spread of which may impact our ability to obtain products on a timely basis.
     Disruptions in our supply chain could negatively impact our business by interrupting production, increasing our cost of sales, disrupting merchandise deliveries, delaying receipt of products into the United States or preventing us from sourcing our products at all. Depending on timing, these events could also result in lost sales, cancellation charges or excessive markdowns. In addition, as we have restructured our supply chain over the past four years to create more efficient production clusters that utilize fewer, larger facilities, such an event at a particular facility could have a larger impact on us. All of the foregoing can have an adverse effect on our business, results of operations, financial condition and cash flows.

Significant fluctuations and volatility in the price of various input costs, such as cotton and oil-related materials, utilities, freight and wages, may have a material adverse effect on our business, results of operations, financial condition and cash flows.
     The economic environment in which we are operating continues to be uncertain and volatile, which could have unanticipated adverse effects on our business during 2011 and beyond. We are seeing a sustained increase in various input costs, such as cotton and oil-related materials, utilities, freight and wages. Rising demand for cotton resulting from the economic recovery, weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton caused cotton prices to surge upward during 2010 and early 2011. Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. Increases in inflation may not be matched by rises in income, which also could have a negative impact on spending.
     Although we have sold our yarn operations and nearly 40% of our business, such as bras, sheer hosiery and portions of our activewear categories, is not cotton-based, we are still exposed to fluctuations in the cost of cotton. During 2010, cotton prices hit their highest levels in 140 years. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton that is reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. However, our business can be affected by dramatic movements in cotton prices. Although the cost of cotton used in goods manufactured by us has historically represented only 6% of our cost of sales, it has risen to around 10% primarily as a result of the cost of inflation. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold. After taking into consideration the cotton costs currently in our finished goods inventory and cotton prices we have locked in through October, we expect an average for cotton of at least $1.00 per pound in 2011 for purchases of cotton used in goods manufactured by us, which would have a negative impact ranging from $100 to $125 million when compared to 2010. The first and second quarters of 2011 should reflect an average cost of 83 cents per pound, the third quarter of 2011 should reflect an average cost of 89 cents per pound and the fourth quarter is not locked in at this time. These estimates do not include the cotton impact on the cost of sourced goods.
     We are not always successful in our efforts to protect our business from the volatility of the market price of cotton, and our business can be adversely affected by dramatic movements in cotton prices. For example, we estimate that a change of $0.01 per pound in cotton prices at current levels of production would affect our annual cost of sales by $4 million related to finished goods manufactured internally in our manufacturing facilities and $1 million related to finished goods sourced from third parties. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton would have a material adverse effect on our business, results of operations, financial condition and cash flows.
     In addition, oil-related commodity prices and the costs of other raw materials used in our products, such as dyes and chemicals, and other costs, such as fuel, energy and utility costs, may fluctuate due to a number of factors outside our control, including government policy and regulation and weather conditions. For example, we estimate that a change of $10.00 per barrel in the price of oil would affect our freight costs by approximately $5 million, at current levels of usage.
     In response to the cost increases described above, particularly for cotton, energy and labor, we expect to take price increases as warranted by cost inflation, including multiple increases already put in place through late summer of 2011. The timing and frequency of price increases will vary by product category, channel of trade, and country, with some increases as frequently as quarterly. The magnitude of price increases will also vary by product category. If, however, we incur increased costs for materials, including cotton, and labor that we are unable to recoup through price increases or improved efficiencies, or if consumer spending declines, our business, results of operations, financial condition and cash flows may be adversely affected.
The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies and materially harm our business.
     We purchase all of the raw materials used in our products and approximately 37% of the apparel designed by us from a limited number of third-party suppliers and manufacturers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third-party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third-party suppliers or manufacturers experience financial difficulties that they are not able to overcome resulting from worldwide economic conditions, production problems, difficulties in sourcing raw materials, lack of capacity or transportation disruptions, or if for these or other reasons they raise the prices of the raw materials or finished products we purchase from them. The magnitude of this risk depends upon the timing of any interruptions, the materials or products that the third-party manufacturers provide and the volume of production.
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
     Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary spending by consumers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, consumers’ uncertainty about financial conditions, the availability of consumer credit, currency exchange rates, taxation, electricity power rates, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside our control. During the past several years, various retailers, including some of our largest customers, have experienced significant difficulties, including restructurings, bankruptcies and liquidations, and the inability of retailers to overcome these difficulties may increase due to worldwide economic conditions. This could adversely affect us because our customers generally pay us after goods are delivered. Adverse changes in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s future purchases or limit our ability to collect accounts receivable relating to previous purchases by that customer. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
     In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers of raw materials and finished goods, logistics and other service providers and financial institutions which are counterparties to our credit facilities and derivatives transactions. In addition, the inability of these third parties to overcome these difficulties may increase. For example, several customers filed for bankruptcy in the last few years. If third parties on which we rely for raw materials, finished goods or services are unable to overcome financial difficulties and provide us with the materials and services we need, or if counterparties to our credit facilities or derivatives transactions do not perform their obligations, our business, results of operations, financial condition and cash flows could be adversely affected.
We may not be able to achieve the benefits we are seeking through optimizing our supply chain, which could impair our ability to further enhance efficiency, improve working capital and asset turns and reduce costs.
     We have restructured our supply chain over the past four years to create more efficient production clusters that utilize fewer, larger facilities and to balance our production capability between the Western Hemisphere and Asia. We consolidated our distribution network by implementing new warehouse management systems and technology and adding new distribution centers and new third-party logistics providers to replace parts of our legacy distribution network. With our global supply chain infrastructure in place, we are focused long-term on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements. If we are not able to optimize our supply chain, we may not be successful at improving working capital and asset turns and reducing costs.
Our business could be harmed if we are unable to deliver our products to the market due to problems with our distribution network.
     We distribute our products from facilities that we operate as well as facilities that are operated by third-party logistics providers. These facilities include a combination of owned, leased and contracted distribution centers. We have reduced the number of distribution centers from the 48 that we maintained at the time we became an independent public company to 31 as of January 1, 2011. We consolidated our distribution network by implementing new warehouse management systems and technology and adding new distribution centers and new third-party logistics providers to replace parts of our legacy distribution network, including relocating distribution capacity to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. In 2009, we began shipping products from this new 1.3 million square foot distribution center in Perris, California. Because substantially all of our products are distributed from a relatively small number of locations, our operations could also be interrupted by extraordinary weather conditions or natural disasters, such as hurricanes, earthquakes, tsunamis, floods or fires near our distribution centers. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions to our distribution network. In addition, our distribution network is dependent on the timely performance of services by third parties, including the transportation of product to and from our distribution facilities. If we are unable to successfully operate our distribution network, our business, results of operations, financial condition and cash flows could be adversely affected.

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
     In 2010, our top ten customers accounted for 65% of our net sales and our top customers, Wal-Mart and Target, accounted for 26% and 17% of our net sales, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. In addition, our top customers are the largest market participants in our primary distribution channels across all of our product lines. Any loss of or material reduction in sales to any of our top ten customers, especially Wal-Mart and Target, would be difficult to recapture, and would have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We generally do not sell our products under contracts, and as a result, our customers are generally not contractually obligated to purchase our products, which causes some uncertainty as to future sales and inventory levels.
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
     The basic apparel market is highly competitive and evolving rapidly. Competition is generally based upon brand name recognition, price, product quality, selection, service and purchasing convenience. Our businesses face competition today from other large corporations and foreign manufacturers. Fruit of the Loom, Inc., a subsidiary of Berkshire Hathaway Inc., competes with us across most of our segments through its own offerings and those of its Russell Corporation and Vanity Fair Intimates offerings. Other competitors in our Innerwear segment include Limited Brands, Inc.’s Victoria’s Secret brand, Jockey International, Inc., Warnaco Group Inc. and Maidenform Brands, Inc. Other competitors in our Outerwear segment include various private label and controlled brands sold by many of our customers, Gildan Activewear, Inc. and Gap Inc. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, department stores and other retailers, including many of our customers, market and sell basic apparel products under private labels that compete directly with our brands. These customers may buy goods that are manufactured by others, which represents a lost business opportunity for us, or they may sell private label products manufactured by us, which have significantly lower gross margins than our branded products. Increased competition may result in a loss of or a reduction in shelf space and promotional support and reduced prices, in each case decreasing our cash flows, operating margins and profitability. Our ability to remain competitive in the areas of brand recognition, price, quality, research and product development, manufacturing and distribution will, in large part, determine our future success. If we fail to compete successfully, our market share, results of operations and financial condition will be materially and adversely affected.
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
     We have a substantial amount of indebtedness. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” our indebtedness includes the $600 million revolving credit facility (the “Revolving Loan Facility”) under our senior secured credit facility that we entered into in 2006 and amended and restated in December 2009 (as amended and restated, the “2009 Senior Secured Credit Facility”), our $500 million Floating Rate Senior Notes due 2014 (the “Floating Rate Senior Notes”), our $500 million 8.000% Senior Notes due 2016 (the “8% Senior Notes”), our $1 billion 6.375% Senior Notes due 2020 (the “6.375% Senior Notes”) and the $150 million accounts receivable securitization facility that we entered into in November 2007 (the “Accounts Receivable Securitization Facility”). The 2009 Senior Secured Credit Facility and the indentures governing the Floating Rate Senior Notes, the 8% Senior Notes and the 6.375% Senior Notes contain restrictions that affect, and in some cases significantly limit or prohibit, among other things, our ability to borrow funds, pay dividends or make other distributions, make investments, engage in transactions with affiliates, or create liens on our assets.
     Our leverage also could put us at a competitive disadvantage compared to our competitors that are less leveraged. These competitors could have greater financial flexibility to pursue strategic acquisitions, secure additional financing for their operations by incurring additional debt, expend capital to expand their manufacturing and production operations to lower-cost areas and apply pricing pressure on us. In addition, because many of our customers rely on us to fulfill a substantial portion of their basic apparel demand, any concern these customers may have regarding our financial condition may cause them to reduce the amount of products they purchase from us. Our leverage could also impede our ability to withstand downturns in our industry or the economy.
If we are unable to maintain financial ratios associated with our indebtedness, such failure could cause the acceleration of the maturity of such indebtedness which would adversely affect our business.
     Covenants in the 2009 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility require us to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization), or leverage ratio. Economic conditions could impact our ability to maintain the financial ratios contained in these agreements. If we fail to maintain these financial ratios, that failure could result in a default that accelerates the maturity of the indebtedness under such facilities, which could require that we repay such indebtedness in full, together with accrued and unpaid interest, unless we are able to negotiate new financial ratios or waivers of our current ratios with our lenders. Even if we are able to negotiate new financial ratios or waivers of our current financial ratios, we may be required to pay fees or make other concessions that may adversely impact our business. Any one of these options could result in significantly higher interest expense in 2011 and beyond. For information regarding our compliance with these covenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Trends and Uncertainties Affecting Liquidity.”

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
     The restrictions contained in the 2009 Senior Secured Credit Facility and in the indentures governing the Floating Rate Senior Notes, the 8% Senior Notes and the 6.375% Senior Notes could limit our ability to obtain additional capital in the future to fund capital expenditures or acquisitions, meet our debt payment obligations and capital commitments, fund any operating losses or future development of our business affiliates, obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize our assets, or conduct other necessary or prudent corporate activities.
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
Market returns could have a negative impact on the return on plan assets for our pension and other postemployment plans, which may require significant funding.
     The plan assets of our pension plans and other postemployment plans, which had increases in values of approximately 4% and 8% during 2010 and 2009, respectively, are invested in domestic and international equity and bond markets. We are unable to predict the variations in asset values or the severity or duration of any disruptions in the financial markets or adverse economic conditions in the United States, Europe and Asia. The funded status of these plans, and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), continued losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. Downward pressure on the asset values of these plans may require us to fund obligations earlier than we had originally planned, which would have a negative impact on cash flows from operations.
Our balance sheet includes a significant amount of intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or of a business unit could result in an asset impairment charge, which would be recorded as an operating expense in our Consolidated Statement of Income.
     Under current accounting standards, we estimate the fair value of acquired assets, including intangible assets, and assumed liabilities arising from a business acquisition. The excess, if any, of the cost of the acquired business over the fair value of net tangible assets acquired is goodwill. The goodwill is then assigned to a business unit (“reporting unit”), after considering whether the acquired business will be operated as a separate business unit or integrated into an existing business unit.
     As of January 1, 2011, we had approximately $179 million of trademarks and other identifiable intangibles and

$430 million of goodwill on our balance sheet. Our trademarks are subject to amortization while goodwill is not required to be amortized under current accounting rules. The combined amounts represent 16% of our total assets.
     Goodwill must be tested for impairment at least annually. No impairment was identified as a result of the testing conducted in 2010. The impairment test requires us to estimate the fair value of our reporting units, primarily using discounted cash flow methodologies based on projected revenues and cash flows that will be derived from a reporting unit. Intangible assets that are being amortized must be tested for impairment whenever events or circumstances indicate that their carrying value might not be recoverable.
     The fair value of a reporting unit could decline if projected revenues or cash flows were to be lower in the future due to effects of the global economy or other causes. If the carrying value of intangible assets or of goodwill were to exceed its fair value, the asset would be written down to its fair value, with the impairment loss recognized as a noncash charge in the Consolidated Statement of Income. We have not had any impairment charges in the last three years. However, changes in the future outlook of a reporting unit could result in an impairment loss, which could have a material adverse effect on our results of operations and financial condition.
To service our debt obligations, we may need to increase the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could increase our income tax expense.
     The amount of the income of our foreign subsidiaries that we expect to remit to the United States may significantly impact our U.S. federal income tax expense. We pay U.S. federal income taxes on that portion of the income of our foreign subsidiaries that is expected to be remitted to the United States and be taxable. In order to service our debt obligations, we may need to increase the portion of the income of our foreign subsidiaries that we expect to remit to the United States, which may significantly increase our income tax expense. Consequently, our strategic initiative to enhance our global supply chain by optimizing lower-cost manufacturing capacity and to support our commercial operations outside the United States may result in capital investments outside the United States that impact our income tax expense.
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
     As of January 1, 2011, we had approximately $469 million of net deferred tax assets on our balance sheet, which represents 12% of our total assets. Deferred tax assets relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income). The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax benefits will not be realized. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowances against our deferred tax assets, which would cause an increase in our effective tax rate. A significant increase in our effective tax rate could have a material adverse effect on our financial condition or results of operations.

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
     Because a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States, we are subject to international trade regulations. The international trade regulations to which we are subject or may become subject include tariffs, safeguards or quotas. These regulations could limit the countries in which we produce or from which we source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by international trade regulations can have a particular impact on our business when, after we have moved our operations to a particular location, new unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed. The countries in which our products are manufactured or into which or from they are imported may from time to time impose additional new regulations, or modify existing regulations, including:
•	additional duties, taxes, tariffs and other charges on imports, including retaliatory duties or other trade sanctions, which may or may not be based on WTO rules, and which would increase the cost of products produced in such countries;

•	limitations on the quantity of goods which may be imported into the United States from a particular country, including the imposition of further “safeguard” mechanisms by the U.S. government or governments in other jurisdictions, limiting our ability to import goods from particular countries, such as China;

•	changes in the classification and/or valuation of products that could result in higher duty rates than we have historically paid;

•	modification of the trading status of certain countries;

•	requirements as to where products are manufactured;

•	creation of export licensing requirements, imposition of restrictions on export quantities or specification of minimum export pricing; or

•	creation of other restrictions on imports.
     Adverse international trade regulations, including those listed above, would have a material adverse effect on our business, results of operations, financial condition and cash flows.

We had approximately 55,500 employees worldwide as of January 1, 2011, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.
     We had approximately 55,500 employees worldwide as of January 1, 2011. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. Approximately 47,100 of those employees were outside of the United States. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
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
     Sun Capital has an exclusive, perpetual, royalty-free license to manufacture, sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the EU, as well as Russia, South Africa, Switzerland and certain other nations in Europe. Due to the exclusive license, we are not permitted to sell Wonderbra and Playtex branded products in these nations and Sun Capital is not permitted to sell Wonderbra and Playtex branded products outside of these nations. Consequently, we will not be able to take advantage of business opportunities that may arise relating to the sale of Wonderbra and Playtex products in these nations. For more information on these sales restrictions see “Business — Intellectual Property.”
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
     The value of our intellectual property could diminish if others assert rights in, or ownership of, our trademarks and other intellectual property rights. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our trademarks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar trademarks. We are from time to time involved in opposition and cancellation proceedings with respect to some items of our intellectual property.
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

Name	Age	Positions
Richard A. Noll	53	Chairman of the Board of Directors and Chief Executive Officer
Gerald W. Evans Jr.	51	Co-operating Officer, President International
William J. Nictakis	50	Co-operating Officer, President U.S.
Joia M. Johnson	51	Chief Legal Officer, General Counsel and Corporate Secretary
Kevin W. Oliver	53	Chief Human Resources Officer
E. Lee Wyatt Jr.	58	Chief Financial Officer
     Richard A. Noll has served as Chairman of the Board of Directors since January 2009, as our Chief Executive Officer since April 2006 and as a director since our formation in September 2005. From December 2002 until September 2006, he also served as a Senior Vice President of Sara Lee. From July 2005 to April 2006, Mr. Noll served as President and Chief Operating Officer of Sara Lee Branded Apparel. Mr. Noll served as Chief Executive Officer of Sara Lee Bakery Group from July 2003 to July 2005 and as the Chief Operating Officer of Sara Lee Bakery Group from July 2002 to July 2003. From July 2001 to July 2002, Mr. Noll was Chief Executive Officer of

Sara Lee Legwear, Sara Lee Direct and Sara Lee Mexico. Mr. Noll joined Sara Lee in 1992 and held a number of management positions with increasing responsibilities while employed by Sara Lee.
     Gerald W. Evans Jr. has served as our Co-operating Officer, President International, since November 2010. From February 2009 until November 2010, he was our President, International Business and Global Supply Chain. From February 2008 until February 2009, he served as our President, Global Supply Chain and Asia Business Development. From September 2006 until February 2008, he served as Executive Vice President, Chief Supply Chain Officer. From July 2005 until September 2006, Mr. Evans served as a Vice President of Sara Lee and as Chief Supply Chain Officer of Sara Lee Branded Apparel. Mr. Evans served as President and Chief Executive Officer of Sara Lee Sportswear and Underwear from March 2003 until June 2005 and as President and Chief Executive Officer of Sara Lee Sportswear from March 1999 to February 2003.
     William J. Nictakis has served as our Co-operating Officer, President U.S., since November 2010. From November 2007 until November 2010, he was our President, Chief Commercial Officer. From June 2003 until November 2007, Mr. Nictakis served as President of the Sara Lee Bakery Group. From May 1999 through June 2003, Mr. Nictakis was Vice President, Sales, of Frito-Lay, Inc., a subsidiary of PepsiCo, Inc. that manufactures, markets, sells and distributes branded snacks.
     Joia M. Johnson has served as our Chief Legal Officer, General Counsel and Corporate Secretary since January 2007, a position previously known as Executive Vice President, General Counsel and Corporate Secretary. From May 2000 until January 2007, Ms. Johnson served as Executive Vice President, General Counsel and Secretary of RARE Hospitality International, Inc., an owner, operator and franchisor of national chain restaurants. Ms. Johnson currently serves on the board of Crawford & Company, the world’s largest independent provider of claims management solutions to the risk management and insurance industry.
     Kevin W. Oliver has served as our Chief Human Resources Officer since September 2006, a position previously known as Executive Vice President, Human Resources. From January 2006 until September 2006, Mr. Oliver served as a Vice President of Sara Lee and as Senior Vice President, Human Resources of Sara Lee Branded Apparel. From February 2005 to December 2005, Mr. Oliver served as Senior Vice President, Human Resources for Sara Lee Food and Beverage and from August 2001 to January 2005 as Vice President, Human Resources for the Sara Lee Bakery Group.
     E. Lee Wyatt Jr. has served as our Chief Financial Officer since September 2006, a position previously known as Executive Vice President, Chief Financial Officer. From September 2005 until September 2006, Mr. Wyatt served as a Vice President of Sara Lee and as Chief Financial Officer of Sara Lee Branded Apparel. Prior to joining Sara Lee, Mr. Wyatt was Executive Vice President, Chief Financial Officer and Treasurer of Sonic Automotive, Inc. from April 2003 to September 2005, and Vice President of Administration and Chief Financial Officer of Sealy Corporation from September 1998 to February 2003.

Item 2. Properties
     We own and lease properties supporting our administrative, manufacturing, distribution and direct outlet activities. We own our approximately 470,000 square-foot headquarters located in Winston-Salem, North Carolina, which houses our various sales, marketing and corporate business functions. Research and development as well as certain product-design functions also are located in Winston-Salem, while other design functions are located in New York City and Lenexa, Kansas. Our products are manufactured through a combination of facilities we own and operate and facilities owned and operated by third-party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We source the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs.
     As of January 1, 2011, we owned and leased properties in 23 countries, including 43 manufacturing facilities and 31 distribution centers, as well as office facilities. The leases for these properties expire between 2011 and 2022, with the exception of some seasonal warehouses that we lease on a month-by-month basis.

     As of January 1, 2011, we also operated 224 direct outlet stores in 40 states, most of which are leased under five-year, renewable lease agreements and several of which are leased under ten year agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.
     The following table summarizes our properties by country as of January 1, 2011:

	Owned	Leased
Properties by Country (1)	Square Feet	Square Feet	Total
United States	3,171,576	7,666,324	10,837,900
Non-U.S. facilities:
El Salvador	1,426,866	307,327	1,734,193
Honduras	356,279	916,520	1,272,799
China	1,070,912	47,734	1,118,646
Dominican Republic	835,240	178,033	1,013,273
Mexico	75,255	341,974	417,229
Canada	289,480	105,675	395,155
Vietnam	251,337	240,365	491,702
Costa Rica	168,282	—	168,282
Thailand	277,733	14,142	291,875
Belgium	—	165,398	165,398
Brazil	—	164,548	164,548
Argentina	125,289	—	125,289
10 other countries	—	77,428	77,428

Total non-U.S. facilities	4,876,673	2,559,144	7,435,817

Totals	8,048,249	10,225,468	18,273,717

(1)	Excludes vacant land.
     The following table summarizes the properties primarily used by our segments as of January 1, 2011:

	Owned	Leased
Properties by Segment (1)	Square Feet	Square Feet	Total
Innerwear	3,319,699	4,019,584	7,339,283
Outerwear	2,294,310	2,655,156	4,949,466
Hosiery	303,445	39,000	342,445
Direct to Consumer	—	1,840,969	1,840,969
International	481,273	818,903	1,300,176

Totals	6,398,727	9,373,612	15,772,339

(1)	Excludes vacant land, facilities under construction, facilities no longer in operation intended for disposal, sourcing offices not associated with a particular segment, and office buildings housing corporate functions.

Item 3. Legal Proceedings
     Although we are subject to various claims and legal actions that occur from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4. (Removed and Reserved)
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
     The following table sets forth the high and low sales prices for our common stock for the indicated periods:

	High	Low
2009
Quarter ended April 4, 2009	$13.66	$5.14
Quarter ended July 4, 2009	$19.07	$10.76
Quarter ended October 3, 2009	$22.96	$13.07
Quarter ended January 2, 2010	$26.61	$21.02
2010
Quarter ended April 3, 2010	$28.40	$20.95
Quarter ended July 3, 2010	$31.45	$23.44
Quarter ended October 2, 2010	$27.88	$23.28
Quarter ended January 1, 2011	$28.42	$23.94
Holders of Record
     On February 14, 2011, there were 40,861 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 73,300 beneficial owners of our common stock as of February 1, 2011.
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
Issuer Purchases of Equity Securities
     There were no purchases by Hanesbrands during the quarter or year ended January 1, 2011 of equity securities that are registered under Section 12 of the Exchange Act.
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
COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

Equity Compensation Plan Information
     The following table provides information about our equity compensation plans as of January 1, 2011.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance (1)
Equity compensation plans approved by security holders	7,751,336	$22.34	3,945,486
Equity compensation plans not approved by security holders	—	—	—

Total	7,751,336	$22.34	3,945,486

(1)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 1,945,335 shares available under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 and 2,000,151 shares available under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006.

Item 6.	Selected Financial Data
     The following table presents our selected historical financial data. The statement of income data for the years ended January 1, 2011, January 2, 2010 and January 3, 2009 and the balance sheet data as of January 1, 2011 and January 2, 2010 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the year ended December 29, 2007, the six-month period ended December 30, 2006 and the year ended July 1, 2006 and the balance sheet data as of January 3, 2009, December 29, 2007, December 30, 2006 and July 1, 2006 has been derived from our financial statements not included in this Annual Report on Form 10-K.
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

					Six Months
	Years Ended				Ended	Year Ended
	January 1,	January 2,	January 3,	December 29,	December 30,	July 1,
	2011	2010	2009	2007	2006	2006
	(amounts in thousands, except per share data)
Statement of Income Data:
Net sales	$4,326,713	$3,891,275	$4,248,770	$4,474,537	$2,250,473	$4,472,832
Cost of sales	2,911,944	2,626,001	2,871,420	3,033,627	1,530,119	2,987,500

Gross profit	1,414,769	1,265,274	1,377,350	1,440,910	720,354	1,485,332
Selling, general and administrative expenses	1,010,581	940,530	1,009,607	1,040,754	547,469	1,051,833
Gain on curtailment of postretirement benefits	—	—	—	(32,144)	(28,467)	—
Restructuring	—	53,888	50,263	43,731	11,278	(101)

Operating profit	404,188	270,856	317,480	388,569	190,074	433,600
Other expense (income)	20,221	49,301	(634)	5,235	7,401	—
Interest expense, net	150,236	163,279	155,077	199,208	70,753	17,280

Income before income tax expense	233,731	58,276	163,037	184,126	111,920	416,320
Income tax expense	22,438	6,993	35,868	57,999	37,781	93,827

Net income	$211,293	$51,283	$127,169	$126,127	$74,139	$322,493

Earnings per share — basic(1)	$2.19	$0.54	$1.35	$1.31	$0.77	$3.35
Earnings per share — diluted(2)	$2.16	$0.54	$1.34	$1.30	$0.77	$3.35
Weighted average shares — basic(1)	96,500	95,158	94,171	95,936	96,309	96,306
Weighted average shares — diluted(2)	97,774	95,668	95,164	96,741	96,620	96,306

	January 1,	January 2,	January 3,	December 29,	December 30,	July 1,
	2011	2010	2009	2007	2006	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$43,671	$38,943	$67,342	$174,236	$155,973	$298,252
Total assets	3,790,002	3,326,564	3,534,049	3,439,483	3,435,620	4,903,886
Noncurrent liabilities:
Long-term debt	1,990,735	1,727,547	2,130,907	2,315,250	2,484,000	—
Other noncurrent liabilities	407,243	385,323	469,703	146,347	271,168	49,987
Total noncurrent liabilities	2,397,978	2,112,870	2,600,610	2,461,597	2,755,168	49,987
Total stockholders’ or parent companies’ equity	562,674	334,719	185,155	288,904	69,271	3,229,134

(1)	Prior to the spin off on September 5, 2006, the number of shares used to compute basic and diluted earnings per share is 96,306, which was the number of shares of our common stock outstanding on September 5, 2006.

(2)	Subsequent to the spin off on September 5, 2006, the number of shares used to compute diluted earnings per share is based on the number of shares of our common stock outstanding, plus the potential dilution that could occur if restricted stock units and options granted under our equity-based compensation arrangements were exercised or converted into common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     MD&A is a supplement to our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and is provided to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:
•	Overview. This section provides a general description of our company and operating segments, business and industry trends, our key business strategies and background information on other matters discussed in this MD&A.
•	Components of Net Sales and Expenses. This section provides an overview of the components of our net sales and expenses that are key to an understanding of our results of operations.
•	2010 Highlights. This section discusses some of the highlights of our performance and activities during 2010.
•	Consolidated Results of Operations and Operating Results by Business Segment. These sections provide our analysis and outlook for the significant line items on our statements of income, as well as other information that we deem meaningful to an understanding of our results of operations on both a consolidated basis and a business segment basis.
•	Liquidity and Capital Resources. This section provides an analysis of trends and uncertainties affecting liquidity, cash requirements for our business, sources and uses of our cash and our financing arrangements.
•	Critical Accounting Policies and Estimates. This section discusses the accounting policies that we consider important to the evaluation and reporting of our financial condition and results of operations, and whose application requires significant judgments or a complex estimation process.
•	Recently Issued Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting pronouncements that we will be required to adopt in a future period.
Overview
Our Company
     We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Stedman, Outer Banks, Zorba, Rinbros, Duofold and Gear for Sports. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, kids’ underwear, casualwear, activewear, socks and hosiery. According to NPD, our brands held either the number one or number two U.S. market position by units sold in most product categories in which we compete, for the 12 month period ended December 31, 2010.
     Our distribution channels include direct to consumer sales at our outlet stores, national chains and department stores and warehouse clubs, mass-merchandise outlets and international sales. During 2010, approximately 44% of our net sales were to mass merchants in the United States, 15% were to national chains and department stores in the United States, 12% were in our International segment, 9% were in our Direct to Consumer segment in the United States, and 20% were to other retail channels in the United States such as embellishers, specialty retailers, wholesale clubs, sporting goods stores and collegiate bookstores.

Our Segments
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
•	Innerwear. The Innerwear segment focuses on core basic apparel, and consists of products such as women’s intimate apparel, men’s underwear, kids’ underwear, and socks, marketed under well-known brands that are trusted by consumers. We are an intimate apparel category leader in the United States with our Hanes, Playtex, Bali, barely there, Just My Size and Wonderbra brands. We are also a leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes and Polo Ralph Lauren brand names. During 2010, net sales from our Innerwear segment were $2.0 billion, representing approximately 46% of total net sales.
•	Outerwear. We are a leader in the casualwear and activewear markets through our Hanes, Champion, Just My Size, Duofold and Gear for Sports brands, where we offer products such as T-shirts and fleece. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In 2009, we entered into a multi-year agreement to provide a women’s casualwear program with our Just My Size brand at Wal-Mart stores. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for collegiate apparel and footwear. We also supply our T-shirts, sport shirts and fleece products, including brands such as Hanes, Champion, Outer Banks and Hanes Beefy-T, to customers, primarily wholesalers, who then resell to screen printers and embellishers. On November 1, 2010, we completed our acquisition of Gear for Sports, a leading seller of licensed logo apparel in collegiate bookstores and other channels, which significantly strengthens our strategy of creating stronger branded and defensible businesses in our Outerwear segment. The operating results of Gear for Sports are included in the Outerwear segment. During 2010, net sales from our Outerwear segment were $1.3 billion, representing approximately 29% of total net sales.
•	Hosiery. We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our L’eggs, Hanes and Just My Size brands. During 2010, net sales from our Hosiery segment were $167 million, representing approximately 4% of total net sales. We expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences.
•	Direct to Consumer. Our Direct to Consumer operations include our value-based (“outlet”) stores and Internet operations which sell products from our portfolio of leading brands. We sell our branded products directly to consumers through our outlet stores as well as our websites operating under the Hanes, One Hanes Place, Just My Size and Champion names. Our Internet operations are supported by our catalogs. As of January 1, 2011 and January 2, 2010, we had 224 and 228 outlet stores, respectively. During 2010, net sales from our Direct to Consumer segment were $378 million, representing approximately 9% of total net sales.
•	International. International includes products that span across the Innerwear, Outerwear and Hosiery reportable segments and are primarily marketed under the Hanes, Champion, Wonderbra, Playtex, Stedman, Zorba, Rinbros, Kendall, Sol y Oro, Bali and Ritmo brands. During 2010, net sales from our International segment were $509 million, representing approximately 12% of total net sales and included sales in Latin America, Asia, Canada, Europe and South America. Our largest international markets are Canada, Japan, Mexico, Europe and Brazil, and we also have sales offices in India and China.

Outlook for 2011
     After a strong performance in 2010 in an uncertain and volatile economic environment, we expect continued double-digit growth in 2011 with projected net sales of approximately $4.85 billion to $5.0 billion compared to $4.33 billion in 2010. The primary drivers of this growth are expected to be price increases, partially offset by demand elasticity, a full year of the Gear for Sports acquisition contributing approximately five points of growth, and net shelf-space gains and increases in consumer spending each contributing another one to two points of growth in net sales.
     Because of expected systemic cost inflation in 2011 as described below, particularly for cotton, energy and labor, we expect to take price increases throughout the year as warranted by cost inflation, including multiple increases already put in place through late summer. The timing and frequency of price increases will vary by product category, channel of trade, and country, with some increases as frequently as quarterly. The magnitude of price increases also will vary by product category. Demand elasticity effects, which could be significant for higher double-digit price increases implemented later in 2011, should be manageable and will have a muted impact in 2011.
     For the first three quarters of 2011, we believe we know the majority of our costs, with cotton prices locked in through October. Our current 2011 earnings expectations assume we will continue to realize efficiency savings from our supply chain optimization of approximately $40 million and eliminate the majority of excess 2010 costs to service the strong sales growth of $25 to $30 million; continued investment in trade and media spending consistent with our historical rate of $90 to $100 million; stable interest expense; and a higher full-year tax rate that could range from a percentage in the teens to the low 20s.
     As a result of the cost inflation and higher product pricing, we expect higher working capital, in particular higher accounts receivable and inventories, partially offset by higher inventory turns which will negatively impact our cash flow. We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year.
Business and Industry Trends
     Inflation and Changing Prices
     The economic environment in which we are operating continues to be uncertain and volatile, which could have unanticipated adverse effects on our business during 2011 and beyond. We are seeing a sustained increase in various input costs, such as cotton and oil-related materials, utilities, freight and wages, which impacted our results in 2010 and will continue to do so throughout 2011. The estimated impact of cost inflation could be in the range of $250 to $300 million higher in 2011 over 2010. Rising demand for cotton resulting from the economic recovery, weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton caused cotton prices to surge upward during 2010 and early 2011. After taking into consideration the cotton costs currently in our finished goods inventory and cotton prices we have locked in through October, we expect an average for cotton of at least $1.00 per pound in 2011 for purchases of cotton used in goods manufactured by us, which would have a negative impact of ranging from $100 to $125 million when compared to 2010. The first and second quarters of 2011 should reflect an average cost of 83 cents per pound, the third quarter of 2011 should reflect an average cost of 89 cents per pound and the fourth quarter is not locked in at this time. These estimates do not include the cotton impact on the cost of sourced goods.
     Although we have sold our yarn operations and nearly 40% of our business, such as bras, sheer hosiery and portions of our activewear categories, is not cotton-based, we are still exposed to fluctuations in the cost of cotton. During 2010, cotton prices hit their highest levels in 140 years. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. However, our business can be affected by dramatic movements in cotton prices. Although the cost of cotton used in goods manufactured by us has historically represented only 6% of our cost of sales, it has risen to around 10%

primarily as a result of cost inflation. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold.
     Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodities and other raw materials, such as dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. Increases in inflation may not be matched by rises in income, which also could have a negative impact on spending.
     If we incur increased costs for materials, including cotton, and labor that we are unable to recoup through price increases or improved efficiencies, or if consumer spending declines, our business, results of operations, financial condition and cash flows may be adversely affected.
      Given the systemic cost inflation that the apparel industry is currently experiencing, most apparel retailers and manufacturers have announced they will be implementing price increases in 2011 in order to maintain satisfactory margins. Higher raw material costs, including cotton, and higher labor costs overseas are the primary reasons that price increases are needed to manage the inflated costs.
Other Business and Industry Trends
     The basic apparel market is highly competitive and evolving rapidly. Competition is generally based upon brand name recognition, price, product quality, selection, service and purchasing convenience. The majority of our core styles continue from year to year, with variations only in color, fabric or design details. Some products, however, such as intimate apparel, activewear and sheer hosiery, do have more of an emphasis on style and innovation. Our businesses face competition today from other large corporations and foreign manufacturers, as well as smaller companies, department stores, specialty stores and other retailers that market and sell basic apparel products under private labels that compete directly with our brands.
     Our top ten customers accounted for 65% of our net sales and our top customer, Wal-Mart, accounted for over $1 billion of our sales in 2010. Our largest customers in 2010 were Wal-Mart, Target and Kohl’s, which accounted for 26%, 17% and 6% of total sales, respectively. The growth in retailers can create pricing pressures as our customers grow larger and seek to have greater concessions in their purchase of our products, while they can be increasingly demanding that we provide them with some of our products on an exclusive basis. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging economic environment. In addition, during the past several years, various retailers, including some of our largest customers, have experienced significant difficulties, including restructurings, bankruptcies and liquidations, and the ability of retailers to overcome these difficulties may increase due to worldwide economic conditions. Brands are important in our core categories to drive traffic and project required quality and value.
     Anticipating changes in and managing our operations in response to consumer preferences remains an important element of our business. In recent years, we have experienced changes in our net sales, revenues and cash flows in accordance with changes in consumer preferences and trends. For example, we expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences. The Hosiery segment only comprised 4% of our net sales in 2010 however, and as a result, the decline in the Hosiery segment has not had a significant impact on our net sales, revenues or cash flows. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.
Growth Platform
     We have built a powerful three-plank growth platform designed to use big brands to increase sales domestically and internationally, use a low-cost worldwide supply chain to expand margins, and use strong cash flow to support multiple strategies to create value.
     The first plank of our growth platform is the size and power of our brands. We have made significant investment in our consumer insights capability, innovative product development, and marketing. We have very large U.S. share positions, with the No. 1 share in all our innerwear categories and strong positions in outerwear categories, but we have ample opportunities to further build share. Internationally, our commercial markets include Mexico, Canada, Japan, India, Brazil and China, where a substantial amount of gross domestic product growth outside the United States will be concentrated over the next decade.

     The second plank of our growth platform is the low-cost global supply chain that we have just built. Our low-cost, high-scale supply chain spans both the Western and Eastern hemispheres and creates a competitive advantage for us around the globe. Our supply chain has generated significant cost savings, margin expansion and contributions to cash flow and will continue to do so as we further optimize our size, scale and production capability. To support our growth, we have increased our production capacity such as in our Nanjing textile facility, which we expect will ramp up to full capacity by the end of 2011.
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
Sell More
     Through our “sell more” strategy, we seek to drive profitable growth by consistently offering consumers brands they love and trust and products with unsurpassed value. Key initiatives we are employing to implement this strategy include:
•	Build big, strong brands in big core categories with innovative key items. Our ability to react to changing customer needs and industry trends is key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We seek to leverage our insights into consumer demand in the basic apparel industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. We also support our key brands with targeted, effective advertising and marketing campaigns.
•	Foster strategic partnerships with key retailers via “team selling.” We foster relationships with key retailers by applying our extensive category and product knowledge, leveraging our use of multi-functional customer management teams and developing new customer-specific programs such as C9 by Champion for Target and our Just My Size program at Wal-Mart. Our goal is to strengthen and deepen our existing strategic relationships with retailers and develop new strategic relationships.
•	Use Kanban concepts to have the right products available in the right quantities at the right time. Through Kanban, a multi-initiative effort that determines production quantities, and in doing so, facilitates just-in-time production and ordering systems, we seek to ensure that products are available to meet customer demands while effectively managing inventory levels.
Spend Less
     Through our “spend less” strategy, we seek to become an integrated organization that leverages its size and global reach to reduce costs, improve flexibility and provide a high level of service. Key initiatives we are employing to implement this strategy include:
•	Optimizing our global supply chain to improve our cost-competitiveness and operating flexibility. We have restructured our supply chain over the past four years to create more efficient production clusters that utilize fewer, larger facilities and to balance our production capability between the Western Hemisphere and Asia. With our global supply chain infrastructure in place, we are focused long-term on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements. We commenced production at our textile production plant in Nanjing, China, which is our first company-owned textile facility in Asia, in the fourth quarter of 2009 and we ramped up production in 2010 to support our growth, with the expectation of ramping up to full capacity by the end of 2011. The Nanjing facility, along with our other textile facilities and arrangements with outside contractors, enables us to expand and leverage our production scale as we balance our supply chain across hemispheres to support our production capacity. We consolidated our distribution network by implementing new warehouse management systems and technology and adding new distribution centers and new third-party logistics providers to replace parts of our legacy distribution network, including relocating distribution capacity to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia.
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
Generate Cash
     Through our “generate cash” strategy, we seek to effectively generate and invest cash at or above our weighted average cost of capital to provide superior returns for both our equity and debt investors. Key initiatives we are employing to implement this strategy include:
•	Optimizing our capital structure to take advantage of our business model’s strong and consistent cash flows. Maintaining appropriate debt leverage and utilizing excess cash to, for example, pay down debt, invest in our own stock and selectively pursue strategic acquisitions are keys to building a stronger business and generating additional value for investors. In November 2010, we completed a $1.0 billion senior notes offering and debt refinancing that strengthened and added flexibility to our capital structure by fixing a significant percentage of our debt at favorable interest rates at longer maturities.
•	Continuing to improve turns for accounts receivables, inventory, accounts payable and fixed assets. Our ability to generate cash is enhanced through more efficient management of accounts receivables, inventory, accounts payable and fixed assets through several initiatives, such as supplier-managed inventory for raw materials, sourced goods ownership arrangements and other efforts.
Global Supply Chain
     We have restructured our supply chain over the past four years to create more efficient production clusters that utilize fewer, larger facilities and to balance our production capability between the Western Hemisphere and Asia. We have closed plant locations, reduced our workforce and relocated some of our manufacturing capacity to lower cost locations in Asia, Central America and the Caribbean Basin. With our global supply chain infrastructure in place, we are focused long-term on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements. We commenced production at our textile production plant in Nanjing, China, which is our first company-owned textile facility in Asia, in the fourth quarter of 2009 and we ramped up production in 2010 to support our growth, with the expectation of ramping up to full capacity by the end of 2011. The Nanjing facility, along with our other textile facilities and arrangements with outside contractors, enables us to expand and leverage our production scale as we balance our supply chain across hemispheres to support our production capacity. We consolidated our distribution network by implementing new warehouse management systems and technology and adding new distribution centers and new third-party logistics providers to replace parts of our legacy distribution network, including relocating distribution capacity to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia.
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
     Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary spending by consumers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, electricity power rates, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside our control. Consumers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. These consumers may choose to purchase fewer of our products or to purchase lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time.
Components of Net Sales and Expenses
Net sales
     We generate net sales by selling basic apparel products such as T-shirts, bras, panties, men’s underwear, kids’ underwear, socks, hosiery, casualwear and activewear. Our net sales are recognized net of discounts, coupons, rebates, volume-based incentives and cooperative advertising costs. We recognize revenue when (i) there is persuasive evidence of an arrangement, (ii) the sales price is fixed or determinable, (iii) title and the risks of ownership have been transferred to the customer and (iv) collection of the receivable is reasonably assured, which occurs primarily upon shipment. Net sales include an estimate for returns and allowances based upon historical return experience. We also offer a variety of sales incentives to resellers and consumers that are recorded as reductions to net sales. Royalty income from license agreements with manufacturers of other consumer products that incorporate our brands is also included in net sales.
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

Other expense (income)
     Our other expense (income) include charges such as losses on early extinguishment of debt, costs to amend and restate our credit facilities, fees associated with sales of certain trade accounts receivable to financial institutions, and charges related to the termination of certain interest rate hedging arrangements.
Interest expense, net
     Our interest expense is net of interest income. Interest income is the return we earned on our cash and cash equivalents. Our cash and cash equivalents are invested in highly liquid investments with original maturities of three months or less.
Income tax expense
     Our effective income tax rate fluctuates from period to period and can be materially impacted by, among other things:
•	changes in the mix of our earnings from the various jurisdictions in which we operate;
•	the tax characteristics of our earnings;
•	the timing and amount of earnings of foreign subsidiaries that we repatriate to the United States, which may increase our tax expense and taxes paid; and
•	the timing and results of any reviews of our income tax filing positions in the jurisdictions in which we transact business.
Highlights from the year ended January 1, 2011
•	Total net sales in 2010 were $4.33 billion, compared with $3.89 billion in 2009, representing an 11% increase.
•	Operating profit was $404 million in 2010 compared with $271 million in 2009, representing a 49% increase. As a percent of sales, operating profit was 9.3% in 2010 compared to 7.0% in 2009.
•	Diluted earnings per share were $2.16 in 2010, compared with $0.54 in 2009.
•	Gross capital expenditures were $106 million in 2010, compared to $127 million in 2009. Proceeds from sales of assets were $46 million in 2010 and $38 million in 2009.
•	In November 2010, we completed the acquisition of GearCo, Inc., known as Gear for Sports, a leading seller of licensed logo apparel in collegiate bookstores. Gear for Sports, which sells embellished licensed apparel under several brand names, including our Champion label, had sales of approximately $225 million and an operating profit margin of more than 11% of sales in its fiscal year ended in June 2010. The Gear for Sports acquisition supports our strategy of creating stronger branded and defensible businesses in our Outerwear segment, which has included building our Champion activewear brand and increasing sales of higher-margin graphic apparel. We have significant growth synergies in both the collegiate bookstore channel and our existing retail channels and opportunities to take advantage of our low-cost global supply chain. After giving effect to the acquisition, graphic apparel sales constitute approximately 20% to 25% of the Outerwear Segment net sales. The purchase price was $55 million in cash for shareholders’ equity plus payment at closing of approximately $172 million of debt of the privately held company.
•	In November 2010, we completed a senior notes offering and debt refinancing that strengthened and added flexibility to our capital structure by fixing a significant percentage of our debt at favorable interest rates at longer maturities. The refinancing consisted of the sale of $1.0 billion 6.375% Senior Notes with a 10-year maturity. The proceeds from the sale of the 6.375% Senior Notes were used to retire early the entire $691 million outstanding under the $750 million floating-rate term loan facility (the “Term Loan Facility”) under the 2009 Senior Secured Credit Facility and reduce the outstanding borrowings under the Revolving Loan Facility, and to pay fees and expenses related to the transaction.

Consolidated Results of Operations — Year Ended January 1, 2011 (“2010”) Compared with Year Ended January 2, 2010 (“2009”)

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$4,326,713	$3,891,275	$435,438	11.2%
Cost of sales	2,911,944	2,626,001	285,943	10.9

Gross profit	1,414,769	1,265,274	149,495	11.8
Selling, general and administrative expenses	1,010,581	940,530	70,051	7.4
Restructuring	—	53,888	(53,888)	(100.0)

Operating profit	404,188	270,856	133,332	49.2
Other expenses	20,221	49,301	(29,080)	(59.0)
Interest expense, net	150,236	163,279	(13,043)	(8.0)

Income before income tax expense	233,731	58,276	175,455	301.1
Income tax expense	22,438	6,993	15,445	220.9

Net income	$211,293	$51,283	$160,010	312.0%

Net Sales

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$4,326,713	$3,891,275	$435,438	11.2%
     Consolidated net sales were higher by $435 million or 11% in 2010 compared to 2009, reflecting significant space and distribution gains at retailers, positive retail sell-through and inventory restocking at retail. Our significant space and distribution gains at retailers contributed approximately 6% of sales growth, while approximately 4% of growth was driven by increased retail sell-through, retailer inventory restocking and foreign currency exchange rates. Early in the fourth quarter of 2010 we completed the acquisition of Gear for Sports which accounted for 1% of our higher net sales. All three of our largest segments delivered double digit sales growth in 2010, with the Outerwear segment achieving 20% sales growth.
     Innerwear, Outerwear and International segment net sales were higher by $179 million (10%), $208 million (20%) and $71 million (16%), respectively, in 2010 compared to 2009. Direct to Consumer segment net sales were higher by $8 million (2%), while Hosiery and Other segment net sales were lower by $19 million (10%) and $13 million, respectively, in 2010 compared to 2009. Outerwear’s segment net sales include the acquisition of Gear for Sports during the fourth quarter of 2010 which contributed 4% of the segment’s growth for the year.
     International segment net sales were higher by 16% in 2010 compared to 2009, which reflected a favorable impact of $22 million related to foreign currency exchange rates due to the strengthening of the Canadian dollar, Japanese yen, Brazilian real and Mexican peso compared to the U.S. dollar, partially offset by the strengthening of the U.S. dollar compared to the Euro. International segment net sales were higher by 11% in 2010 compared to 2009 after excluding the impact of foreign exchange rates on currency.

Gross Profit

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Gross profit	$1,414,769	$1,265,274	$149,495	11.8%
     As a percent of net sales, our gross profit was 32.7% in 2010 compared to 32.5% in 2009, increasing as a result of the items described below. Our results in 2010 primarily benefited from higher sales volumes and savings from cost reduction initiatives and were negatively impacted by higher cotton costs and higher service costs.
     Our gross profit was higher by $149 million in 2010 compared to 2009 due primarily to higher sales volume of $203 million, savings from our prior restructuring actions of $29 million, vendor price reductions of $27 million, lower start-up and shut-down costs of $16 million associated with the consolidation and globalization of our supply chain, a $10 million favorable impact related to foreign currency exchange rates and lower accelerated depreciation of $5 million. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Canadian dollar, Japanese yen, Brazilian real and Mexican peso compared to the U.S. dollar, partially offset by the strengthening of the U.S. dollar compared to the Euro.
     Our gross profit was negatively impacted by an unfavorable product sales mix of $54 million, higher sales incentives of $34 million, higher cotton costs of $33 million, lower product pricing of $12 million, primarily in the first half of 2010, higher other manufacturing costs of $6 million and higher production costs of $4 million. The higher production costs were primarily attributable to $25 million of incremental costs to service higher demand, partially offset by lower energy and oil-related costs of $21 million. Our 2010 sales incentives were higher due to higher sales volumes and, as a percentage of sales, sales incentives were flat compared to 2009.
     We incurred one-time restructuring related write-offs of $4 million in 2009 for stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate, which did not recur in 2010.
     The cotton prices reflected in our results were 69 cents per pound in 2010 compared to 55 cents per pound in 2009. We continue to see higher prices for cotton and oil-related materials in the market.
Selling, General and Administrative Expenses

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Selling, general and administrative expenses	$1,010,581	$940,530	$70,051	7.4%
     Our selling, general and administrative expenses were $70 million higher in 2010 compared to 2009. As a percent of net sales our selling, general and administrative expenses were 23.4% in 2010 compared to 24.2% in 2009.
     Our non-media related MAP expenses and media related MAP expenses were higher by $12 million and $5 million, respectively, during 2010 compared to 2009 when we reduced spending due to the recession. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions. For example, during the second quarter of 2010 we launched new television advertising featuring new Hanes men’s underwear products Comfort Flex waistband and Lay Flat Collar T-shirts, we introduced new advertising supporting Playtex 18 Hour cooling products and we launched new advertising supporting the new barely there Smart sizes bra sizing system.

     We also incurred higher distribution expenses of $28 million, higher selling and other marketing expenses of $17 million and higher consulting expenses of $7 million. The higher distribution expenses were primarily due to higher sales volumes and $10 million of incremental costs to service higher demand such as overtime and rework expenses in our distribution centers while the higher selling and other marketing expenses were primarily due to higher sales volumes. In addition, we recognized an $8 million gain related to the sale of our yarn operations to Parkdale America, LLC (“Parkdale America”) in 2009 that did not recur in 2010.
     We also incurred higher expenses of $7 million in 2010 compared to 2009 as a result of opening new retail stores or expanding existing stores. We opened five retail stores during 2010.
     These higher expenses were partially offset by lower pension expense of $7 million, savings of $4 million from our prior restructuring actions, lower accelerated depreciation of $3 million and lower stock compensation and certain other benefit expenses of $2 million in 2010 compared to 2009.
     Changes due to foreign currency exchange rates, which are included in the impact of the changes discussed above, resulted in higher selling, general and administrative expenses of $7 million in 2010 compared to 2009.
Restructuring

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Restructuring	$—	$53,888	$(53,888)	(100.0)%
     During 2009, we incurred $54 million in restructuring charges, which primarily related to employee termination and other benefits, charges related to contract obligations, other exit costs associated with facility closures approved during that period and fixed asset impairment charges that did not recur in 2010.
Operating Profit

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Operating profit	$404,188	$270,856	$133,332	49.2%
     Operating profit was higher in 2010 compared to 2009 as a result of higher gross profit of $149 million and lower restructuring charges of $54 million, partially offset by higher selling, general and administrative expenses of $70 million. Changes in foreign currency exchange rates had a favorable impact on operating profit of $3 million in 2010 compared to 2009.
Other Expenses

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Other expenses	$20,221	$49,301	$(29,080)	(59.0)%
     In November 2010, we completed the sale of our 6.375% Senior Notes. The proceeds from the sale of the 6.375% Senior Notes were used to retire early the entire $691 million outstanding under the floating-rate Term Loan Facility and reduce the outstanding borrowings under the Revolving Loan Facility, and to pay fees and expenses related to the transaction. In connection with this transaction, we recognized a loss on early extinguishment of debt of $14 million related to unamortized debt issuance costs and the associated fees and expenses.

     In addition, during 2010 we wrote off unamortized debt issuance costs and incurred charges for funding fees associated with the sales of certain trade accounts receivable to financial institutions, which combined totaled $6 million. The write-off related to unamortized debt issuance costs resulted from the repayment of $57 million of principal under the 2009 Senior Secured Credit Facility and from a reduction in borrowing capacity available under the Accounts Receivable Securitization Facility from $250 million to $150 million that we effected in recognition of our lower trade accounts receivable balance resulting from the sales of certain trade accounts receivable to a financial institution outside the Accounts Receivable Securitization Facility.
     During 2009, we recognized a loss on early extinguishment of debt of $17 million related to unamortized debt issuance costs and fees paid in connection with the execution of the 2009 Senior Secured Credit Facility and the issuance of the 8% Senior Notes. As a result of the refinancing of our outstanding borrowings under the 2006 Senior Secured Credit Facility and repayment of the outstanding borrowings under our $450 million second lien credit facility that we entered into in 2006 (the “Second Lien Credit Facility”), we recognized a loss of $26 million in 2009 related to termination of certain interest rate hedging arrangements. In addition, in 2009 we incurred a $2 million loss on early extinguishment of debt related to unamortized debt issuance costs resulting from the prepayment of $140 million of principal under the 2006 Senior Secured Credit Facility and we incurred costs of $4 million to amend the 2006 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility.
Interest Expense, net

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Interest expense, net	$150,236	$163,279	$(13,043)	(8.0)%
     Interest expense, net was lower by $13 million in 2010 compared to 2009. The lower interest expense was primarily attributable to lower outstanding debt balances that reduced interest expense by $12 million. In addition, the refinancing of our debt structure in December 2009, which included the amendment and restatement of the 2006 Senior Secured Credit Facility into the 2009 Senior Secured Credit Facility, the issuance of the 8% Senior Notes and the settlement of certain outstanding interest rate hedging instruments, and the refinancing of our debt structure in November 2010, which included the sale of our 6.375% Senior Notes, combined with a lower London Interbank Offered Rate, or “LIBOR,” and federal funds rate, caused a net decrease in interest expense in 2010 compared to 2009 of $1 million.
     Our weighted average interest rate on our outstanding debt was 5.91% during 2010 compared to 6.86% in 2009.
Income Tax Expense

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Income tax expense	$22,438	$6,993	$15,445	220.9%
     Our effective income tax rate was 10% in 2010 compared to 12% in 2009. The effective income tax rate of 10% for 2010 was primarily attributable to a discrete, non-recurring income tax benefit of approximately $20 million. The income tax benefit resulted from a change in estimate associated with the remeasurement of unrecognized tax benefit accruals and the determination that certain tax positions had been effectively settled following the finalization of tax reviews and audits for amounts that were less than originally anticipated. This non-recurring income tax benefit was partially offset by a lower proportion of our earnings attributed to foreign subsidiaries than in 2009 which are taxed at rates lower than the U.S. statutory rate.
     Our strategic initiative to enhance our global supply chain by optimizing lower-cost manufacturing capacity and to support our commercial operations outside the United States resulted in capital investments outside the United States in 2009 and 2010 that impacted our effective tax rate.

Net Income

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net income	$211,293	$51,283	$160,010	312.0%
     Net income for 2010 was higher than 2009 primarily due to higher operating profit of $133 million, lower other expenses of $29 million and lower interest expense of $13 million, which was partially offset by higher income tax expense of $15 million.

Operating Results by Business Segment — Year Ended January 1, 2011 (“2010”) Compared with Year Ended January 2, 2010 (“2009”)

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales:
Innerwear	$2,012,922	$1,833,616	$179,306	9.8%
Outerwear	1,259,935	1,051,735	208,200	19.8
Hosiery	166,780	185,710	(18,930)	(10.2)
Direct to Consumer	377,847	369,739	8,108	2.2
International	509,229	437,804	71,425	16.3
Other	—	12,671	(12,671)	(100.0)

Total net sales	$4,326,713	$3,891,275	$435,438	11.2%

Segment operating profit (loss):
Innerwear	$263,368	$234,352	$29,016	12.4%
Outerwear	77,656	53,050	24,606	46.4
Hosiery	53,583	61,070	(7,487)	(12.3)
Direct to Consumer	25,880	37,178	(11,298)	(30.4)
International	59,368	44,688	14,680	32.8
Other	—	(2,164)	2,164	100.0

Total segment operating profit	479,855	428,174	51,681	12.1
Items not included in segment operating profit:
General corporate expenses	(63,158)	(75,127)	(11,969)	(15.9)
Amortization of trademarks and other intangibles	(12,509)	(12,443)	66	0.5
Restructuring	—	(53,888)	(53,888)	(100.0)
Inventory write-off included in cost of sales	—	(4,135)	(4,135)	(100.0)
Accelerated depreciation included in cost of sales	—	(8,641)	(8,641)	(100.0)
Accelerated depreciation included in selling, general and administrative expenses	—	(3,084)	(3,084)	(100.0)

Total operating profit	404,188	270,856	133,332	49.2
Other expenses	(20,221)	(49,301)	(29,080)	(59.0)
Interest expense, net	(150,236)	(163,279)	(13,043)	(8.0)

Income before income tax expense	$233,731	$58,276	$175,455	301.1%

     A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. The allocation methodology for the consolidated selling, general and administrative expenses for 2010 is consistent with 2009. Our consolidated selling, general and administrative expenses before segment allocations were $70 million higher in 2010 compared to 2009.

Innerwear

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$2,012,922	$1,833,616	$179,306	9.8%
Segment operating profit	263,368	234,352	29,016	12.4
     Overall net sales in the Innerwear segment were higher by $179 million or 10% in 2010 compared to 2009, primarily due to space and distribution gains, stronger sales at retail and retailer inventory restocking. We have achieved space and distributions gains by leveraging our scale and consumer insight. Our strong brands across all distribution channels and our innovation processes allow us to take advantage of long-term consumer trends.
     Net sales in our male underwear product category were 19% or $146 million higher in 2010 compared to 2009, which reflect higher net sales in our Hanes brand of $135 million primarily due to distribution gains related to a new customer in the discount retail channel, space gains in the mass merchant and department store channels and increased retail sell through. Our male underwear product category continues to benefit from the increased media support for our Hanes brand and from our identification of key long-term megatrends such as comfort and dyed and color products. We have developed innovations to capitalize on these trends such as the Hanes Lay Flat Collar T-shirts and Hanes Comfortsoft waist band briefs and boxers.
     Intimate apparel net sales were $22 million higher in 2010 compared to 2009. Our bra category net sales were $13 million higher in the average figure sizes driven primarily by space and distribution gains. Our panties category net sales were higher by $9 million primarily due to distribution gains related to a new customer in the discount retail channel. From a brand perspective, our net sales were higher in our smaller brands (barely there, Just My Size and Wonderbra) by $21 million, in our Hanes brand by $8 million and in our Bali brand by $3 million, partially offset by lower net sales in our Playtex brand of $6 million and lower private label net sales of $4 million.
     Higher net sales of $12 million in our socks product category reflect higher Hanes brand net sales of $26 million, partially offset by lower Champion brand net sales of $14 million in 2010 compared to 2009. The higher Hanes brand net sales were primarily due to space gains in the mass merchant channel and increased retail sell through and the lower Champion brand net sales were primarily due to lower net sales in the wholesale club channel.
     Innerwear segment gross profit was higher by $45 million in 2010 compared to 2009. The higher gross profit was primarily due to higher sales volume of $101 million, savings from our prior restructuring actions of $21 million, vendor price reductions of $15 million and higher product pricing of $3 million before increased sales incentives. These lower costs were partially offset by higher sales incentives of $43 million due to higher sales volumes and investments made with retailers, unfavorable product sales mix of $22 million, higher cotton costs of $13 million, higher production costs of $11 million and higher other manufacturing costs of $5 million. The higher production costs were due to incremental costs to service higher demand, partially offset by lower energy and oil-related costs.
     As a percent of segment net sales, gross profit in the Innerwear segment was 31.6% in 2010 compared to 32.3% in 2009.
     Innerwear segment operating profit was higher in 2010 compared to 2009 primarily as a result of higher gross profit and savings of $2 million from prior restructuring actions primarily for compensation and related benefits, partially offset by higher media related MAP expenses of $7 million, higher distribution expenses of $7 million and higher non-media related MAP expenses of $4 million.

Outerwear

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$1,259,935	$1,051,735	$208,200	19.8%
Segment operating profit	77,656	53,050	24,606	46.4
     Outerwear segment net sales, which benefited from space and distribution gains and stronger sales at retail, were higher by $208 million or 20% in 2010 compared to 2009. Our casualwear category net sales were higher in both the wholesale and retail channels by $64 million and $59 million, respectively. The higher net sales in the wholesale casualwear channel of 22% were primarily due to stronger sales at retail and replenishment timing of inventory levels by third-party embellishers and wholesalers. The higher net sales in the retail casualwear channel of 21% reflect space gains primarily from an exclusive long-term agreement entered into with Wal-Mart in April 2009 that significantly expanded the presence of our Just My Size brand. This integrated program with Wal-Mart develops, sources, and merchandises a line of women’s clothing designed to meet the needs of plus size women.
     Our Champion brand activewear net sales, which continue to be positively impacted by our marketing investment in the brand, were higher by $49 million or 10% due to stronger sales at retail and space gains in the sporting goods channel. Our Champion brand has achieved consistent growth by focusing on the fast growing active demographic with a unique moderate price positioning.
     The acquisition of Gear for Sports in early November 2010 added an incremental $36 million of net sales for the year. The Gear for Sports business includes sales of licensed logo apparel in collegiate bookstores and other channels.
     Outerwear segment gross profit was higher by $48 million in 2010 compared to 2009. The higher gross profit was primarily due to higher sales volume of $70 million, lower sales incentives of $15 million, savings of $7 million from our cost reduction initiatives and prior restructuring actions, lower production costs of $5 million related to lower energy and oil-related costs, vendor price reductions of $5 million, lower other manufacturing costs of $3 million and lower on-going excess and obsolete inventory costs of $2 million. These lower costs were partially offset by lower product pricing of $22 million primarily in the first half of 2010, higher cotton costs of $20 million and unfavorable product sales mix of $15 million.
     As a percent of segment net sales, gross profit in the Outerwear segment was 22.1% in 2010 compared to 21.9% in 2009, increasing as a result of the items described above.
     Outerwear segment operating profit was higher in 2010 compared to 2009 primarily as a result of higher gross profit and lower media related MAP expenses of $3 million, partially offset by higher distribution expenses of $15 million, higher selling and other marketing expenses of $7 million and higher non-media related MAP expenses of $4 million.
Hosiery

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$166,780	$185,710	$(18,930)	(10.2)%
Segment operating profit	53,583	61,070	(7,487)	(12.3)
     Net sales in the Hosiery segment declined by $19 million or 10%, which was primarily due to lower net sales of our L’eggs brand to mass retailers and food and drug stores and our Hanes brand to national chains and department stores. The hosiery category has been in a state of consistent decline for the past decade, as the trend toward casual dress reduced demand for sheer hosiery. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

     Hosiery segment gross profit was lower by $9 million in 2010 compared to 2009. The lower gross profit for 2010 compared to 2009 was primarily the result of lower sales volume of $11 million and higher on-going excess and obsolete inventory costs of $2 million, partially offset by lower production costs of $2 million and vendor price reductions of $1 million.
     As a percent of segment net sales, gross profit in the Hosiery segment was 50.2% in 2010 compared to 49.8% in 2009.
     Hosiery segment operating profit was lower in 2010 compared to 2009 primarily as a result of lower gross profit and higher media related MAP expenses of $2 million, partially offset by lower distribution expenses of $2 million.
Direct to Consumer

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$377,847	$369,739	$8,108	2.2%
Segment operating profit	25,880	37,178	(11,298)	(30.4)
     Direct to Consumer segment net sales were $8 million or 2% higher in 2010 compared to 2009 primarily due to higher net sales in our outlet stores attributable to new stores opened after 2009 and higher net sales related to our Internet operations. Comparable store sales in 2010 were flat compared to 2009.
     Direct to Consumer segment gross profit was slightly higher in 2010 compared to 2009. The higher gross profit was primarily due to higher sales volume of $4 million and higher product pricing of $2 million which was offset by higher other product costs of $5 million.
     As a percent of segment net sales, gross profit in the Direct to Consumer segment was 61.1% in 2010 compared to 62.4% in 2009.
     Direct to Consumer segment operating profit was lower in 2010 compared to 2009 primarily as a result of higher expenses of $7 million as a result of opening new retail stores or expanding existing stores and higher non-media related MAP expenses of $3 million.
International

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$509,229	$437,804	$71,425	16.3%
Segment operating profit	59,368	44,688	14,680	32.8
     Overall net sales in the International segment were higher by $71 million or 16% in 2010 compared to 2009, primarily as a result of stronger net sales in Canada, Europe, Mexico, Brazil, China, India and Argentina, which reflects space and distribution gains and stronger sales at retail, and a favorable impact of $22 million related to foreign currency exchange rates, partially offset by lower sales in Japan.
     Excluding the impact of foreign exchange rates on currency, International segment net sales increased by 11% in 2010 compared to 2009. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Canadian dollar, Japanese yen, Brazilian real, and Mexican peso compared to the U.S. dollar, partially offset by the strengthening of the U.S. dollar compared to the Euro.
     During 2010, we experienced higher net sales, in each case excluding the impact of foreign currency exchange rates, in our activewear, intimate apparel and male underwear businesses in Canada of $11 million, in our casualwear business in Europe of $11 million, in our intimate apparel business in Mexico of $7 million, in our male underwear and hosiery businesses in Brazil of $7 million, in our thermals and male underwear businesses in China of $5 million, in our male underwear business in India of $3 million, in our intimate apparel business in Argentina of $3 million and higher net sales of $6 million in all other regions, partially offset by lower net sales in our activewear and male underwear businesses in Japan of $4 million. Our innerwear businesses in Canada and Mexico have continued to produce strong sales growth as we hold leading positions with strong market shares in intimate apparel and male underwear product categories. In certain international markets we are focusing on adopting global designs for some product categories to quickly launch new styles to expand our market position. The higher net sales reflect our successful efforts to improve our strong positions.
     International segment gross profit was higher by $37 million in 2010 compared to 2009. The higher gross profit was primarily a result of higher sales volume of $22 million, a favorable impact related to foreign currency exchange rates of $10 million, vendor price reductions of $6 million and higher product pricing of $5 million, partially offset by higher sales incentives of $6 million.
     As a percent of segment net sales, gross profit in the International segment was 38.8% in 2010 compared to 36.7% in 2009, increasing as a result of the items described above.
     International segment operating profit was higher in 2010 compared to 2009 primarily as a result of the higher gross profit, partially offset by higher selling and other marketing expenses of $9 million, higher distribution expenses of $7 million, higher non-media related MAP expenses of $3 million and higher consulting expenses of $2 million.
     The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on operating profit of $3 million in 2010 compared to 2009.
Other

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$—	$12,671	$(12,671)	(100.0)%
Segment operating profit (loss)	—	(2,164)	2,164	100.0
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
General Corporate Expenses
     General corporate expenses were $12 million lower in 2010 compared to 2009 primarily due to lower start-up and shut-down costs of $16 million associated with the consolidation and globalization of our supply chain, lower pension expense of $7 million and lower stock compensation and certain other benefits of $5 million, partially offset by lower gains on sales of assets of $12 million and higher other expenses of $4 million.

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
     Consolidated net sales were lower by $357 million or 8% in 2009 compared to 2008. Net sales were lower by $303 million or 7% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008. In 2009, we did not see a sustained rebound in consumer spending in our categories but rather mixed results. Overall retail sales for apparel continued to decline during 2009 at most of our larger customers as the continuing recession constrained consumer spending. Our sales incentives were higher in 2009 compared to 2008 as we made significant investments, especially in back-to-school and holiday programs and promotions, in the recessionary environment to support retailers and position ourselves for future sales opportunities. We also made significant investments with key retailers to obtain incremental shelf space for 2010 and beyond.
     Innerwear, Outerwear, Hosiery and International segment net sales were lower by $114 million (6%), $144 million (12%), $32 million (15%) and $58 million (12%), respectively, in 2009 compared to 2008. Our Direct to Consumer segment sales were flat in 2009 compared to 2008. Our Other segment net sales were lower, as expected, by $9 million in 2009 compared to 2008.
     Innerwear segment net sales were lower (6%) in 2009 compared to 2008, primarily due to lower net sales of intimate apparel (12%) and socks (10%) as a result of continued weak sales at retail in the difficult economic environment, partially offset by higher net sales of male underwear (4%). Innerwear segment net sales were lower by $87 million or 5% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.
     Outerwear segment net sales were lower (12%) in 2009 compared to 2008, primarily due to the lower casualwear net sales (24%) in the wholesale channel, which has been highly price competitive especially in the recessionary environment, and lower casualwear net sales (19%) in the retail channel. The lower casualwear net sales in both channels were partially offset by higher net sales (4%) of our Champion brand activewear. The results for the first half of 2009 were negatively impacted by losses of seasonal programs in the retail casualwear channel. Outerwear segment net sales were lower by $130 million or 11% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.
     Hosiery segment net sales were lower (15%) in 2009 compared to 2008. The net sales decline rate steadily improved over three consecutive quarters ending with the fourth quarter of 2009. Hosiery segment net sales were lower by $28 million or 13% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.
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
     International segment net sales were lower (12%) in 2009 compared to 2008, primarily attributable to an unfavorable impact of $22 million related to foreign currency exchange rates and weak demand globally primarily in Europe, Japan and Canada, which experienced recessionary environments similar to that in the United States. International segment net sales declined by 7% in 2009 compared to 2008 after excluding the impact of foreign exchange rates on currency. International segment net sales were lower by $56 million or 11% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.
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
     Our selling, general and administrative expenses were $69 million lower in 2009 compared to 2008. Our continued focus on cost reductions resulted in lower expenses related to savings of $33 million from our prior restructuring actions for compensation and related benefits, lower technology expenses of $21 million, lower distribution expenses of $16 million, lower bad debt expense of $7 million primarily due to a customer bankruptcy in 2008, lower selling and other marketing related expenses of $5 million, lower consulting related expenses of $3 million and lower non-media related MAP expenses of $2 million. The lower distribution expenses were primarily attributable to lower sales volume that reduced our labor, postage and freight expenses and lower rework expenses in our distribution centers. In addition, in October 2009, we recognized an $8 million gain related to the sale of our yarn operations to Parkdale America.
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
     Our pension and stock compensation expenses, which are noncash, were higher by $33 million and $6 million, respectively, in 2009 compared to 2008. The higher pension expense was primarily due to the lower funded status of our pension plans at the end of 2008, which resulted from a decline in the fair value of plan assets due to the stock market’s performance during 2008 and a higher discount rate at the end of 2008.
     We also incurred higher expenses of $4 million in 2009 compared to 2008 as a result of opening retail stores. We opened 17 retail stores during 2009. In addition, we incurred higher accelerated depreciation of $3 million and higher other expenses of $2 million related to amending the terms of all outstanding stock options granted under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (the “Omnibus Incentive Plan”) that had an original term of five or seven years to the tenth anniversary of the original grant date. Changes due to foreign currency exchange rates, which are included in the impact of the changes discussed above, resulted in lower selling, general and administrative expenses of $6 million in 2009 compared to 2008.
Restructuring

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Restructuring	$53,888	$50,263	$3,625	7.2%
     During 2009, we ceased making our own yarn and now source all of our yarn requirements from large-scale yarn suppliers. We entered into an agreement with Parkdale America under which we agreed to sell or lease assets related to operations at our four yarn manufacturing facilities to Parkdale America. The transaction closed in

October 2009 and resulted in Parkdale America operating three of the four facilities. We approved an action to close the fourth yarn manufacturing facility, as well as a yarn warehouse and a cotton warehouse, all located in the United States, which will result in the elimination of approximately 175 positions. We also entered into a yarn purchase agreement with Parkdale and Parkdale Mills, LLC (together with Parkdale America, “Parkdale”). Under this agreement, which has an initial term of six years, Parkdale will produce and sell to us a substantial amount of our Western Hemisphere yarn requirements. During the first two years of the term, Parkdale will also produce and sell to us a substantial amount of the yarn requirements of our Nanjing, China textile facility.
     In addition to the actions discussed above, during 2009 we approved actions to close seven manufacturing facilities and three distribution centers in the Dominican Republic, the United States, Costa Rica, Honduras, Puerto Rico and Canada which resulted in the elimination of an aggregate of approximately 3,925 positions in those countries and El Salvador. The production capacity represented by the manufacturing facilities was relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to our West Coast distribution facility in California in order to expand capacity for goods we source from Asia. In addition, approximately 300 management and administrative positions were eliminated, with the majority of these positions based in the United States.
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
     In 2009 and 2008, we recorded one-time write-offs of $4 million and $19 million, respectively, of stranded raw materials and work in process inventory related to the closure of manufacturing facilities and recorded in the “Cost of sales” line. The raw materials and work in process inventory was determined not to be salvageable or cost-effective to relocate. In addition, in connection with our consolidation and globalization strategy, we recognized noncash charges of $9 million and $24 million in 2009 and 2008, respectively, in the “Cost of sales” line and a noncash charge of $3 million in 2009 in the “Selling, general and administrative expenses” line related to accelerated depreciation of buildings and equipment for facilities that have been closed or will be closed.
     These actions were a continuation of our consolidation and globalization strategy, and represent the substantial completion of the consolidation and globalization of our supply chain.
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
     In December 2009, we completed the sale of our 8% Senior Notes and concurrently amended and restated the 2006 Senior Secured Credit Facility to provide for the 2009 Senior Secured Credit Facility. The proceeds from the sale of the 8% Senior Notes, together with the proceeds from borrowings under the 2009 Senior Secured Credit Facility, were used to refinance borrowings under the 2006 Senior Secured Credit Facility, to repay all borrowings under the Second Lien Credit Facility, and to pay fees and expenses relating to these transactions.
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
     These increases in interest expense were partially offset by a lower LIBOR and lower outstanding debt balances that reduced interest expense by a combined $23 million. In addition, interest expense, net was lower by $3 million in 2009 due to the impact of the 53rd week in 2008. Our weighted average interest rate on our outstanding debt was 6.86% during 2009 compared to 6.09% in 2008.

Income Tax Expense

	Years Ended
	January 2,	January 3,	Higher	Percent
	2010	2009	(Lower)	Change
	(dollars in thousands)
Income tax expense	$6,993	$35,868	$(28,875)	(80.5)%
     Our annual effective income tax rate was 12.0% in 2009 compared to 22.0% in 2008. Our domestic earnings were lower in 2009 as a result of higher restructuring and related charges and the debt refinancing costs. The lower effective income tax rate was attributable primarily to a higher proportion of our earnings attributed to foreign subsidiaries which are taxed at rates lower than the U.S. statutory rate. Also, we recognized net tax benefits of $12 million due to updated assessments of previously accrued amounts. Our strategic initiative to enhance our global supply chain by optimizing lower-cost manufacturing capacity and to support our commercial operations outside the United States resulted in capital investments outside the United States in 2009 that impacted our effective tax rate.
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

     Overall net sales in the Innerwear segment were lower by $114 million or 6% in 2009 compared to 2008 as the recessionary environment continued to constrain consumer spending. Total intimate apparel net sales were $110 million lower in 2009 compared to 2008 and represents 97% of the total segment net sales decline. We believe our lower net sales in our Hanes brand of $47 million, our Playtex brand of $34 million and our smaller brands (barely there, Just My Size and Wonderbra) of $27 million and $6 million lower private label net sales were primarily attributable to weaker sales at retail as a result of lower consumer spending during the year. These declines were partially offset by an increase of $5 million in our Bali brand intimate apparel net sales in 2009 compared to 2008.
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
     Net sales in the Outerwear segment were lower by $144 million or 12% in 2009 compared to 2008, primarily as a result of lower casualwear net sales in our wholesale and retail channels of $93 million and $63 million, respectively. The wholesale channel has been significantly impacted by lower consumer spending by our customers in this channel and highly price competitive especially in the recessionary environment. The lower retail casualwear net sales reflect an $89 million impact due to the losses of seasonal programs not renewed for 2009 that only impacted the first half of 2009 partially offset by additional net sales and royalty income resulting from an exclusive long-term agreement entered into with Wal-Mart in April 2009 that significantly expanded the presence of our Just My Size brand in all Wal-Mart stores. In addition, total activewear product category net sales were $13 million higher. Our Champion brand activewear sales, which continue to benefit from our marketing investment in the brand, were higher by $18 million. Outerwear segment net sales were lower by $130 million or 11% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.

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
     Net sales in the Hosiery segment declined by $32 million or 15%, which was primarily due to lower sales of our L’eggs brand to mass retailers and food and drug stores and our Hanes brand to national chains and department stores. The net sales decline rate improved over three consecutive quarters ending with the fourth quarter of 2009. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently. Hosiery segment net sales were lower by $28 million or 13% in 2009 compared to 2008 after excluding the impact of the 53rd week in 2008.
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
     Overall net sales in the International segment were lower by $58 million or 12% in 2009 compared to 2008 primarily attributable to an unfavorable impact of $22 million related to foreign currency exchange rates and weak demand globally primarily in Europe, Japan and Canada, which experienced recessionary environments similar to that in the United States. International segment net sales declined by 7% in 2009 compared to 2008 after excluding the impact of foreign exchange rates on currency. The unfavorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the U.S. dollar compared to the Mexican peso, Canadian dollar, Euro and Brazilian real partially offset by the strengthening of the Japanese yen compared to the U.S. dollar during 2009 compared to 2008.
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
     Sales in our Other segment primarily consisted of sales of yarn to third parties intended to maintain asset utilization at certain manufacturing facilities and generate approximate break even margins. In October 2009, we completed the sale of our yarn operations as a result of which we ceased making our own yarn and now source all of our yarn requirements from large-scale yarn suppliers. As a result of the sale of our yarn operations we no longer have net sales in our Other segment.
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
Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
     Our primary sources of liquidity are cash generated by operations and availability under our Revolving Loan Facility, Accounts Receivable Securitization Facility and international loan facilities. At January 1, 2011, we had $588 million of borrowing availability under our $600 million Revolving Loan Facility (after taking into account outstanding letters of credit), $49 million of borrowing availability under our Accounts Receivable Securitization Facility, $44 million in cash and cash equivalents and $35 million of borrowing availability under our international loan facilities. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
     The following have impacted or are expected to impact liquidity:
•	we have principal and interest obligations under our debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to ramp up and optimize our lower-cost manufacturing capacity in Asia, Central America and the Caribbean Basin and enhance efficiency;

•	we may selectively pursue strategic acquisitions;

•	we could increase or decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly impact our effective income tax rate; and

•	our board of directors has authorized the repurchase of up to 10 million shares of our stock in the open market over the next few years (2.8 million of which we have repurchased as of January 1, 2011 at a cost of $75 million), although we may choose not to repurchase any stock and instead focus on other uses of cash such as the repayment of our debt.
     We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. Factors that could help us in these efforts include higher sales volume and the realization of additional cost benefits from previous restructuring and related actions. We have restructured our supply chain over the past four years to create more efficient production clusters that utilize fewer, larger facilities and to balance production capability between the Western Hemisphere and Asia. As a result of sales growth in 2010 and the expectation of continued sales growth in 2011, we have secured additional capacity with outside contractors to support sales growth.
     Our working capital increased during 2010, primarily in the form of inventory, to support our higher sales growth. The inventory increase is the result of both higher input costs and higher unit growth, including unit growth resulting from the Gear for Sports acquisition. Given cost inflation and higher product pricing, we expect higher working capital in 2011, in particular higher accounts receivable and inventories somewhat offset by increased inventory turns. With our global supply chain infrastructure in place, we are focused long-term on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements.
     We are operating in an uncertain and volatile economic environment, which could have unanticipated adverse effects on our business. During 2010, while there was a modest rebound in consumer spending, we also experienced substantial pressure on profitability due to the economic climate, such as higher cotton, energy and labor costs. Rising demand for cotton resulting from the economic recovery, weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton have caused cotton prices to surge upward during 2010. Because of systemic cost inflation, particularly for cotton, energy and labor, we expect to take price increases throughout 2011 as warranted by cost inflation, including multiple increases already put in place through late summer. The timing and frequency of price increases will vary by product category, channel of trade, and country, with some increases as frequently as quarterly. The magnitude of price increases also will vary by product category. Demand elasticity effects, which could be significant for higher double-digit price increases implemented later in the year, should be manageable and will have a muted impact in 2011.
     The hosiery category has been in a state of consistent decline for the past decade, as the trend toward casual dress reduced demand for sheer hosiery. The Hosiery segment comprised only 4% of our net sales in 2010, however, and as a result, the decline in the Hosiery segment has not had a significant impact on our net sales or cash flows. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.
Cash Requirements for Our Business
     We rely on our cash flows generated from operations and the borrowing capacity under our Revolving Loan Facility, Accounts Receivable Securitization Facility and international loan facilities to meet the cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments, contributions to our pension plans and repurchases of our stock. We believe we have sufficient cash and available borrowings for our liquidity needs. In November 2010, we completed a $1.0 billion senior notes offering and debt refinancing that strengthened and added flexibility to our capital structure by fixing a significant percentage of our debt at favorable interest rates at longer maturities.
     Our working capital was higher in 2010 compared to 2009, primarily in the form of inventory, to support our higher sales growth. Year-end 2010 inventory was $274 million higher than year-end 2009 due to unit growth and after giving effect to the Gear for Sports acquisition. In addition, our inventory was higher due to rising input costs such as cotton and oil-related materials and the Asia supply chain transition and production ramp-up. In 2011 we expect working capital to be higher than 2010 to support the continued double-digit sales growth, price increases and cost inflation.

     Capital spending has varied significantly from year to year as we executed our supply chain consolidation and globalization strategy and the integration and consolidation of our technology systems. We spent $106 million on gross capital expenditures during 2010, which were offset by cash proceeds of $46 million from sales of exited supply chain facilities and sale-leaseback transactions. We expect to continue to invest in our infrastructure during 2011 with net capital expenditures approximating $100 million.
     During 2009 and 2010, we entered into agreements to sell selected trade accounts receivable to financial institutions on a nonrecourse basis. After the sale, we do not retain any interests in the receivables nor are we involved in the servicing or collection of these receivables.
Pension Plans
     Our U.S. qualified pension plan is approximately 74% funded as of January 1, 2011 compared to 80% funded as of January 2, 2010. The funded status reflects an increase in the benefit obligation due to a decrease in the discount rate used in the valuation of the liability, partially offset by an increase in the fair value of plan assets as a result of the stock market’s performance during 2010. Because we have elected not to make a voluntary cash contribution in 2011 sufficient to achieve a funded status of 80%, beginning April 1, 2011 we are required under the Pension Protection Act to implement restrictions on certain accelerated forms of benefit payments for future retirees . We performed a thorough review of the impact of making a voluntary cash contribution to the plan in order to maintain a funded level of 80%. Based on our review, and given that these restrictions are expected to impact only a limited number of plan participants, will not impact the total benefits received by plan participants and will not have a material impact on our future cash flows, we determined not to make such a contribution to the plan. We expect to make required cash contributions of $7 million to $9 million to the U.S. qualified pension plan in 2011 based on a preliminary calculation by our actuary. We expect pension expense in 2011 of approximately $11 million compared to $15 million in 2010. See Note 15 to our financial statements for more information on the plan asset components.
     In connection with closing a manufacturing facility in early 2009, we, as required, notified the Pension Benefit Guaranty Corporation (the “PBGC”) of the closing and requested a liability determination under section 4062(e) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to the National Textiles, L.L.C. Pension Plan. In September 2009, we entered into an agreement with the PBGC under which we agreed to contribute $14 million to the plan, $7 million of which we contributed in each of September 2009 and September 2010.
     In June 2010, the U.S. Congress passed legislation that provides for pension funding relief for companies with defined benefit pension plans by allowing those companies to choose between two alternative funding schedules: amortizing funding shortfalls over 15 years for any two plan years between 2008 and 2011, or paying interest on a funding shortfall for only two plan years of the employer’s choosing after which a seven-year amortization would apply. We expect either funding relief option could benefit us with improved cash flow starting in 2011 due to expected lower pension contributions; however neither option will improve total cash flow. We are working with our actuaries to quantify the magnitude of the short-term impact on us.
Share Repurchase Program
     On February 1, 2007, we announced that our Board of Directors granted authority for the repurchase of up to 10 million shares of our common stock. Share repurchases are made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow us to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for our company and certain of our officers and employees pursuant to our insider trading policy. Since inception of the program, we have purchased 2.8 million shares of our common stock at a cost of $75 million (average price of $26.33). The primary objective of our share repurchase program is to reduce the impact of dilution caused by the exercise of options and vesting of stock unit awards. While we may repurchase additional stock under the program, we may choose not to repurchase any stock and focus more on other uses of cash in the next twelve months.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Future Contractual Obligations and Commitments
     The following table contains information on our contractual obligations and commitments as of January 1, 2011, and their expected timing on future cash flows and liquidity.

		Payments Due by Period
	At January 1,	Less Than
	2011	1 Year	1 - 3 Years	3 - 5 Years	Thereafter
		(in thousands)

Operating activities:
Inventory purchase obligations	$466,642	$466,642	$—	$—	$—
Marketing and advertising obligations	26,427	18,624	3,783	3,269	751
Uncertain tax positions	34,424	587	14,809	7,009	12,019
Deferred compensation	12,273	1,939	5,477	2,338	2,519
Interest on debt obligations (1)	953,024	122,898	245,074	226,302	358,750
Operating lease obligations	268,898	52,220	78,041	56,699	81,938
Defined benefit plan minimum contributions	8,000	8,000	—	—	—
Severance and other restructuring payments	6,042	6,036	6	—	—
Other long-term obligations (2)	92,050	10,109	30,678	29,463	21,800
Investing activities:
Capital expenditures	3,895	3,895	—	—	—
Financing activities:
Debt	2,080,735	90,000	—	490,735	1,500,000
Notes payable	50,678	50,678	—	—	—

Total	$4,003,088	$831,628	$377,868	$815,815	$1,977,777

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at January 1, 2011.

(2)	Represents the projected payment for long-term liabilities recorded on the Consolidated Balance Sheet for certain employee benefit claims, royalty-bearing license agreement payments and capital leases.

Sources and Uses of Our Cash
     The information presented below regarding the sources and uses of our cash flows for the years ended January 1, 2011 and January 2, 2010 was derived from our financial statements.

	Years Ended
	January 1,	January 2,
	2011	2010
	(dollars in thousands)

Operating activities	$133,054	$414,504
Investing activities	(283,995)	(88,844)
Financing activities	155,685	(354,174)
Effect of changes in foreign currency exchange rates on cash	(16)	115

Increase (decrease) in cash and cash equivalents	4,728	(28,399)
Cash and cash equivalents at beginning of year	38,943	67,342

Cash and cash equivalents at end of year	$43,671	$38,943

Operating Activities
     Net cash provided by operating activities was $133 million in 2010 compared to $415 million in 2009. The lower cash from operating activities of $282 million for 2010 compared to 2009 is primarily attributable to higher uses of our working capital of $441 million, partially offset by higher net income of $160 million.
     Net inventory increased $274 million from January 2, 2010 resulting from both higher input costs and higher unit growth, including unit growth resulting from the Gear for Sports acquisition. In addition, our inventory was higher due to rising input costs such as cotton and oil-related materials and the Asia supply chain transition and production ramp-up. We will carry additional inventory into 2011 to support continuing sales momentum and will secure additional production capacity with outside contractors as needed.
     Accounts receivable was $53 million higher compared to January 2, 2010 primarily due to higher sales volumes and the acquisition of Gear for Sports, partially offset by the sale of selected trade accounts receivable to financial institutions and timing of collections.
     With our global supply chain infrastructure in place, we are focused long-term on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements. Factors that could help us in these efforts include higher sales volume and the realization of additional cost benefits from previous restructuring and related actions.
Investing Activities
     Net cash used in investing activities was $284 million in 2010 compared to $89 million in 2009. The higher net cash used in investing activities of $195 million for 2010 compared to 2009 was primarily the result of the net cash used for the acquisition of Gear for Sports in November 2010 of $223 million, partially offset by lower gross capital expenditures of $21 million and higher proceeds from sales of assets of $8 million. During 2010, proceeds from sales of assets were $46 million, primarily resulting from sale-leaseback transactions involving four distribution centers.
Financing Activities
     Net cash provided by financing activities was $156 million in 2010 compared to net cash used in financing activities of $354 million in 2009. The higher net cash from financing activities of $510 million in 2010 compared to 2009 was primarily the result of higher net borrowings of $443 million under the senior secured credit facilities and senior notes. The higher net borrowings reflect the acquisition of Gear for Sports in November 2010. In addition, we had higher net borrowings of $133 million on the Accounts Receivable Securitization Facility and lower debt fees associated with the issuance of our 6.375% Senior Notes of $51 million.
     We had higher net repayments on the Revolving Loan Facility of $103 million and higher net repayments on notes payable of $21 million in 2010. In addition, the higher net cash from financing activities was due to higher proceeds from stock options exercised of $5 million in 2010.
Cash and Cash Equivalents
     As of January 1, 2011 and January 2, 2010, cash and cash equivalents were $44 million and $39 million, respectively. The higher cash and cash equivalents as of January 1, 2011 was primarily the result of net cash provided by financing activities of $156 million and net cash provided by operating activities of $133 million, offset by net cash used in investing activities of $284 million.
Financing Arrangements
     We believe our financing structure provides a secure base to support our ongoing operations and key business strategies. In November 2010, we completed the sale of $1 billion in aggregate principal amount of the 6.375% Senior Notes. We used the net proceeds from the offering of the 6.375% Senior Notes to repay all outstanding borrowings under the Term Loan Facility and to reduce the outstanding borrowings under the Revolving Loan Facility. In December 2009, we completed a growth-focused debt refinancing that enables us to simultaneously reduce leverage and consider acquisition opportunities. The refinancing gives us more flexibility in our use of excess cash flow, allows continued debt reduction, and provides a stable long-term capital structure with extended debt maturities at rates slightly lower than previous effective rates. The refinancing consisted of the sale of our $500 million 8% Senior Notes and the concurrent amendment and restatement of our 2006 Senior Secured Credit Facility to provide for the $1.15 billion 2009 Senior Secured Credit Facility. The proceeds from the sale of the 8% Senior Notes, together with the proceeds from borrowings under the 2009 Senior Secured Credit Facility, were used to refinance borrowings under the 2006 Senior Secured Credit Facility, to repay all borrowings under the Second Lien Credit Facility and to pay fees and expenses relating to these transactions.
     Moody’s Investors Service’s (“Moody’s”) corporate credit rating for us is Ba3 and Standard & Poor’s Ratings Services’ (“Standard & Poor’s”) corporate credit rating for us is BB-. Moody’s rating outlook for us is “stable” and its rating of the Floating Rate Senior Notes and 8% Senior Notes is B1. In November 2010, Moody’s assigned a rating of B1 on the 6.375% Senior Notes and changed the rating of the 2009 Senior Secured Credit Facility to Baa3. In November 2010, Standard & Poor’s changed our current outlook to “stable” from “negative,” changed the rating of the Floating Rate Senior Notes and the 8% Senior Notes to BB- and assigned a rating of BB- to the 6.375% Senior Notes.
     After considering the Revolving Credit Facility’s new investment grade rating, we launched an amendment process in February 2011 that is intended to provide greater flexibility in managing our debt capital structure and greater flexibility under our financial covenants. The amendment would also extend the maturity and lower the interest rate for those lenders agreeing to it.
     As of January 1, 2011, we were in compliance with all financial covenants under our credit facilities. The maximum leverage ratio permitted under the 2009 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility was 4.00 to 1 for the quarter ended January 1, 2011 and declines to 3.75 to 1 beginning with the second fiscal quarter of 2011. We continue to monitor our covenant compliance carefully in this difficult economic environment. We expect to maintain compliance with our covenants during 2011, however economic conditions or the occurrence of events discussed above under “Risk Factors” could cause noncompliance.

2009 Senior Secured Credit Facility
     The 2009 Senior Secured Credit Facility initially provided for aggregate borrowings of $1.15 billion, consisting of the $750 million Term Loan Facility and the $400 million Revolving Loan Facility. The proceeds of the Term Loan Facility were used to refinance all amounts outstanding under the Term A loan facility (in an initial principal amount of $250 million) and Term B loan facility (in an initial principal amount of $1.4 billion) under the 2006 Senior Secured Credit Facility and to repay all amounts outstanding under the Second Lien Credit Facility. Proceeds of the Revolving Loan Facility were used to pay fees and expenses in connection with these transactions, and are used for general corporate purposes and working capital needs.
     A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At our option, we may add one or more term loan facilities or increase the commitments under the Revolving Loan Facility in an aggregate amount of up to $300 million so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence and that we are in pro forma compliance with the financial covenants described below. In order to support our working capital needs and fund the acquisition of Gear for Sports, in September 2010, we increased the commitments under the Revolving Loan Facility from $400 million to $600 million. In November 2010, we used proceeds from the issuance of the 6.375% Senior Notes to repay all outstanding borrowings under the Term Loan Facility and to reduce the outstanding borrowings under the Revolving Loan Facility. As of January 1, 2011, we had $0 outstanding under the Revolving Loan Facility, $12 million of standby and trade letters of credit issued and outstanding under this facility and $588 million of borrowing availability. At January 1, 2011, the interest rate on the Revolving Loan Facility was 6.75%.
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
     At our option, borrowings under the 2009 Senior Secured Credit Facility may be maintained from time to time as (a) Base Rate loans, which shall bear interest at the highest of (i) 1/2 of 1% in excess of the federal funds rate, (ii) the rate publicly announced by JPMorgan Chase Bank as its “prime rate” at its principal office in New York City, in effect from time to time and (iii) the LIBO Rate (as defined in the 2009 Senior Secured Credit Facility and adjusted for maximum reserves) for LIBOR-based loans with a one-month interest period plus 1.0%, in effect from time to time, in each case plus the applicable margin, or (b) LIBOR-based loans, which shall bear interest at the higher of (i) LIBO Rate (as defined in the 2009 Senior Secured Credit Facility and adjusted for maximum reserves), as determined by reference to the rate for deposits in dollars appearing on the Reuters Screen LIBOR01 Page for the respective interest period or other commercially available source designated by the administrative agent, and (ii) 2.00%, plus the applicable margin in effect from time to time. The applicable margin is determined by reference to a leverage-based pricing grid set forth in the 2009 Senior Secured Credit Facility. The applicable margin ranges from a maximum of 4.75% in the case of LIBOR-based loans and 3.75% in the case of Base Rate loans if our leverage ratio is greater than or equal to 4.00 to 1, and will step down in 0.25% increments to a minimum of 4.00% in the case of LIBOR-based loans and 3.00% in the case of Base Rate loans if our leverage ratio is less than 2.50 to 1.

     The 2009 Senior Secured Credit Facility requires us to comply with customary affirmative, negative and financial covenants. The 2009 Senior Secured Credit Facility requires that we maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization, as computed pursuant to the 2009 Senior Secured Credit Facility), or leverage ratio. The interest coverage ratio covenant requires that the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense for such period shall not be less than a specified ratio for each fiscal quarter beginning with the fourth fiscal quarter of 2009. This ratio was 2.50 to 1 for the fourth fiscal quarter of 2009 and increases over time until it reaches 3.25 to 1 for the third fiscal quarter of 2011 and thereafter. The leverage ratio covenant requires that the ratio of our total debt to EBITDA for the preceding four fiscal quarters will not be more than a specified ratio for each fiscal quarter beginning with the fourth fiscal quarter of 2009. This ratio was 4.50 to 1 for the fourth fiscal quarter of 2009 and declines over time until it reaches 3.75 to 1 for the second fiscal quarter of 2011 and thereafter. The method of calculating all of the components used in the covenants is included in the 2009 Senior Secured Credit Facility.
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
6.375% Senior Notes
     On November 9, 2010, we issued $1 billion aggregate principal amount of the 6.375% Senior Notes. The 6.375% Senior Notes are senior unsecured obligations that rank equal in right of payment with all of our existing and future unsubordinated indebtedness. The 6.375% Senior Notes bear interest at an annual rate equal to 6.375%. Interest is payable on the 6.375% Senior Notes on June 15 and December 15 of each year. The 6.375% Senior Notes will mature on December 15, 2020. The net proceeds from the sale of the 6.375% Senior Notes were approximately $979 million. As noted above, these proceeds were used to repay all outstanding borrowings under the Term Loan Facility and reduce the outstanding borrowings under the Revolving Loan Facility and to pay fees and expenses relating to these transactions. The 6.375% Senior Notes are guaranteed by substantially all of our domestic subsidiaries.
     We may redeem some or all of the notes prior to December 15, 2015 at a redemption price equal to 100% of the principal amount of 6.375% Senior Notes redeemed plus an applicable premium. We may redeem some or all of the 6.375% Senior Notes at any time on or after December 15, 2015 at a redemption price equal to the principal amount of the 6.375% Senior Notes plus a premium of 3.188% if redeemed during the 12-month period commencing on December 15, 2015, 2.125% if redeemed during the 12-month period commencing on December 15, 2016, 1.062% if redeemed during the 12-month period commencing on December 15, 2017 and no premium if redeemed after December 15, 2018, as well as any accrued and unpaid interest as of the redemption date. In addition, at any time prior to December 15, 2013, we may redeem up to 35% of the aggregate principal amount of the 6.375% Senior Notes at a redemption price of 106.375% of the principal amount of the 6.375% Senior Notes redeemed with the net cash proceeds of certain equity offerings.
     The indenture governing the 6.375% Senior Notes contains customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in such indenture; failure to pay certain other indebtedness; failure to pay certain final judgments; failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.
8% Senior Notes
     On December 10, 2009, we issued $500 million aggregate principal amount of the 8% Senior Notes. The 8% Senior Notes are senior unsecured obligations that rank equal in right of payment with all of our existing and future unsubordinated indebtedness. The 8% Senior Notes bear interest at an annual rate equal to 8%. Interest is payable on the 8% Senior Notes on June 15 and December 15 of each year. The 8% Senior Notes will mature on December 15,

2016. The net proceeds from the sale of the 8% Senior Notes were approximately $480 million. As noted above, these proceeds, together with the proceeds from borrowings under the 2009 Senior Secured Credit Facility, were used to refinance borrowings under the 2006 Senior Secured Credit Facility, to repay all borrowings under the Second Lien Credit Facility and to pay fees and expenses relating to these transactions. The 8% Senior Notes are guaranteed by substantially all of our domestic subsidiaries.
     We may redeem some or all of the notes prior to December 15, 2013 at a redemption price equal to 100% of the principal amount of 8% Senior Notes redeemed plus an applicable premium. We may redeem some or all of the 8% Senior Notes at any time on or after December 15, 2013 at a redemption price equal to the principal amount of the 8% Senior Notes plus a premium of 4% if redeemed during the 12-month period commencing on December 15, 2013, 2% if redeemed during the 12-month period commencing on December 15, 2014 and no premium if redeemed after December 15, 2015, as well as any accrued and unpaid interest as of the redemption date. In addition, at any time prior to December 15, 2012, we may redeem up to 35% of the aggregate principal amount of the 8% Senior Notes at a redemption price of 108% of the principal amount of the 8% Senior Notes redeemed with the net cash proceeds of certain equity offerings.
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
Accounts Receivable Securitization
     On November 27, 2007, we entered into the Accounts Receivable Securitization Facility, which we subsequently amended several times. The description of the Accounts Receivable Securitization Facility below gives effect to all amendments to date. The Accounts Receivable Securitization Facility initially provided for up to $250 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. Effective February 2010, we elected to reduce the amount of funding available under the Accounts Receivable Securitization Facility from $250 million to $150 million. Under the terms of the Accounts Receivable Securitization Facility, we and certain of our subsidiaries sell, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly-owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits that issue commercial paper in the short-term market and are not affiliated with us or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to us maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs. Unless the term is extended, the Accounts Receivable Securitization Facility will terminate on March 31, 2011.
     Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. As of January 1, 2011, we had $90 million outstanding under the Accounts Receivable Securitization Facility. The outstanding balance under the Accounts Receivable Securitization Facility is reported on our Consolidated Balance Sheet in the line “Current portion of debt.” Unless the conduits fail to fund, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. If the conduits fail to fund, the Accounts Receivable Securitization Facility would be funded through committed bank purchasers, and the interest rate payable at our option at the rate announced from time to time by HSBC Bank USA, N.A. as its prime rate or at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) plus the applicable margin in effect from time to time. In addition, Receivables LLC is required to make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities. The average blended interest rate for the outstanding balance as of January 1, 2011 was 2.81%.
     The Accounts Receivable Securitization Facility contains customary events of default and requires us to maintain the same interest coverage ratio and leverage ratio contained from time to time in the 2009 Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the Managing Agents or their affiliates. As of January 1, 2011, we were in compliance with all financial covenants.
Notes Payable
     Notes payable were $51 million at January 1, 2011 and $67 million at January 2, 2010.
     We have a short-term revolving facility arrangement with a Salvadoran branch of a Canadian bank amounting to $30 million of which $29.7 million was outstanding at January 1, 2011 which accrues interest at 4.20%.
     We have a short-term revolving facility arrangement with a Chinese branch of a U.S. bank amounting to RMB 155 million ($23.5 million) of which $12.9 million was outstanding at January 1, 2011 which accrues interest at 7.65%. Borrowings under the facility accrue interest at the prevailing base lending rates published by the People’s Bank of China from time to time plus 50%.
     We have a short-term revolving facility arrangement with a Vietnamese branch of a U.S. bank amounting to $14 million of which $3.4 million was outstanding at January 1, 2011 which accrues interest at 5.05%.
     We have a short-term revolving facility arrangement with a Japanese branch of a U.S. bank amounting to JPY 800 million ($9.8 million) of which $2.5 million was outstanding at January 1, 2011 which accrues interest at 4.61%.
     We have a short-term revolving facility arrangement with an Indian branch of a U.S. bank amounting to INR 100 million ($2.2 million) of which $1.8 million was outstanding at January 1, 2011 which accrues interest at 12.80%.
     We have a short-term revolving facility arrangement with a Brazilian bank amounting to BRL 2 million ($1.2 million) of which $0.4 million was outstanding at January 1, 2011 which accrues interest at 13.56%.

     In addition, we have short-term revolving credit facilities in various other locations that can be drawn on from time to time amounting to $4.6 million of which $0 was outstanding at January 1, 2011.
     We were in compliance with the financial covenants contained in each of these facilities at January 1, 2011.
  Derivatives
     Our debt under the Revolving Loan Facility, Floating Rate Senior Notes and Accounts Receivable Securitization Facility bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. We were required under the 2009 Senior Secured Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. To comply with this requirement, in the first quarter of 2010 we entered into a hedging arrangement whereby we capped the LIBOR interest rate component on $490.7 million of the floating rate debt under the Floating Rate Senior Notes at 4.262%. In addition, in November 2010, we completed a $1.0 billion senior notes offering and debt refinancing that strengthened and added flexibility to our capital structure by fixing a significant percentage of our debt at favorable interest rates at longer maturities. As a result, approximately 96% of our total debt outstanding at January 1, 2011 is now at a fixed or capped rate. After giving effect to these arrangements, a 25-basis point movement in the annual interest rate charged on the outstanding debt balances as of January 1, 2011 would result in a change in annual interest expense of $2 million. We may also execute interest rate cash flow hedges in the form of caps and swaps in the future in order to mitigate our exposure to variability in cash flows for the future interest payments on a designated portion of borrowings.
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
     The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are described below.
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
     Federal income taxes are provided on that portion of our income of foreign subsidiaries that is expected to be remitted to the United States and be taxable, reflecting the decisions made by us with regards to earnings permanently reinvested in foreign jurisdictions. Decisions we make as to the amount of earnings permanently reinvested in foreign jurisdictions, due to anticipated cash flow or other business requirements, may impact our federal income tax provision and effective tax rate.
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
     We recognized a change in our estimate of unrecognized tax benefit accruals of $20 million in 2010. This change in estimate resulted from the circumstances described above in “Consolidated Results of Operations — Year Ended January 1, 2011 Compared with Year Ended January 2, 2010,” and was not a result of any change in the application of our accounting policies.
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
     Under the tax sharing agreement, within 180 days after Sara Lee filed its final consolidated tax return for the period that included September 5, 2006, Sara Lee was required to deliver to us a computation of the amount of deferred taxes attributable to our United States and Canadian operations that would be included on our opening balance sheet as of September 6, 2006 (“as finally determined”) which has been done. We have the right to participate in the computation of the amount of deferred taxes. Under the tax sharing agreement, if substituting the amount of deferred taxes as finally determined for the amount of estimated deferred taxes that were included on that balance sheet at the time of the spin off causes a decrease in the net book value reflected on that balance sheet, then Sara Lee will be required to pay us the amount of such decrease. If such substitution causes an increase in the net book value reflected on that balance sheet, then we will be required to pay Sara Lee the amount of such increase. For purposes of this computation, our deferred taxes are the amount of deferred tax benefits (including deferred tax consequences attributable to deductible temporary differences and carryforwards) that would be recognized as assets on the Company’s balance sheet computed in accordance with Generally Accepted Accounting Principles (“GAAP”), but without regard to valuation allowances, less the amount of deferred tax liabilities (including deferred tax consequences attributable to taxable temporary differences) that would be recognized as liabilities on our opening balance sheet computed in accordance with GAAP, but without regard to valuation allowances. Neither we nor Sara Lee will be required to make any other payments to the other with respect to deferred taxes.
     Based on our computation of the final amount of deferred taxes for our opening balance sheet as of September 6, 2006, the amount that is expected to be collected from Sara Lee based on our computation of $72 million, which reflects a preliminary cash installment received from Sara Lee of $18 million, is included as a receivable in Other Current Assets in the Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010. We exchanged information with Sara Lee in connection with this matter, but Sara Lee disagreed with our computation. In accordance with the dispute resolution provisions of the tax sharing agreement, in August 2009, we submitted the dispute to binding arbitration. The arbitration process is ongoing, and we will continue to prosecute our claim. We do not believe that the resolution of this dispute will have a material impact on our financial position, results of operations or cash flows.
Stock Compensation
     We established the Omnibus Incentive Plan to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to our employees, non-employee directors and employees of our subsidiaries to promote the interest of our company and incent performance and retention of employees. Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. Estimation of stock-based compensation for stock options granted, utilizing the Black-Scholes option-pricing model, requires various highly subjective assumptions including volatility and expected option life. We use a combination of the volatility of our company and the volatility of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions. We utilize the simplified method outlined in SEC accounting rules to estimate expected lives for options granted. The simplified method is used for valuing stock option grants by eligible public companies that do not have sufficient historical exercise patterns on options granted to employees. We estimate forfeitures for stock-based awards granted that are not expected to vest. If any of these inputs or assumptions changes significantly, our stock-based compensation expense could be materially different in the future.
Defined Benefit Pension Plans
     For a discussion of our net periodic benefit cost, plan obligations, plan assets, and how we measure the amount of these costs, see Note 15 titled “Defined Benefit Pension Plans” to our consolidated financial statements.
     Our U.S. qualified pension plan is approximately 74% funded as of January 1, 2011 compared to 80% funded as of January 2, 2010. The funded status reflects an increase in the benefit obligation due to a decrease in the discount rate used in the valuation of the liability, partially offset by an increase in the fair value of plan assets as a result of the stock market’s performance during 2010. Because we have elected not to make a voluntary cash contribution in 2011 sufficient to achieve a funded status of 80%, beginning April 1, 2011 we are required under the Pension Protection Act to implement restrictions on certain accelerated forms of benefit payments for future retirees. We performed a thorough review of the impact of making a voluntary cash contribution to the plan in order to maintain a funded level of 80%. Based on our review, and given that these restrictions are expected to impact only a limited number of plan participants, will not impact the total benefits received by plan participants and will not have a material impact on our future cash flows, we determined not to make such a contribution to the plan. We expect to make required cash contributions of $7 million to $9 million to the U.S. qualified pension plan in 2011 based on a preliminary calculation by our actuary. See Note 15 to our financial statements for more information on the plan asset components. The funded status of our defined benefit pension plans are recognized on our balance sheet and changes in the funded status are reflected in comprehensive income. We measure the funded status of our plans as of the date of our fiscal year end. We expect pension expense in 2011 of approximately $11 million compared to $15 million in 2010.
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
     Our policies regarding the establishment of pension assumptions are as follows:
•	In determining the discount rate, we utilized the Citigroup Pension Discount Curve (rounded to the nearest 10 basis points) in order to determine a unique interest rate for each plan and match the expected cash flows for each plan.

•	Salary increase assumptions were based on historical experience and anticipated future management actions. The salary increase assumption only applies to the Canadian plans and portions of the Hanesbrands nonqualified retirement plans, as benefits under these plans are not frozen. The benefits under the Hanesbrands Inc. Pension Plan were frozen as of December 31, 2005.

•	In determining the long-term rate of return on plan assets we applied a proportionally weighted blend between assuming the historical long-term compound growth rate of the plan portfolio would predict the future returns of similar investments, and the utilization of forward looking assumptions.

•	Retirement rates were based primarily on actual experience while standard actuarial tables were used to estimate mortality.

The sensitivity of changes in actuarial assumptions on our annual pension expense and on our plans’ projected benefit obligations, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
		Projected Benefit
(in millions)	Pension Expense	Obligation
1% decrease in discount rate	$1	$124
1% increase in discount rate	(1)	(102)
1% decrease in expected investment return	6	—
1% increase in expected investment return	(6)	—
Trademarks and Other Identifiable Intangibles
     Trademarks, license agreements, customer and distributor relationships and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles with finite lives, and we do not amortize identifiable intangibles with indefinite lives. We base the estimated useful life of an identifiable intangible asset upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. As of January 1, 2011, the net book value of trademarks and other identifiable intangible assets was $179 million, of which we are amortizing the entire balance. We anticipate that our amortization expense for 2011 will be $14 million.
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
Goodwill
     As of January 1, 2011, we had $430 million of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. The timing of our annual goodwill impairment testing is the first day of the third fiscal quarter. The estimated fair values significantly exceeded the carrying values of each of our reporting units as of the first day of the third fiscal quarter, and no impairment of goodwill was identified as a result of the testing conducted in 2010.
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
Assets and Liabilities Acquired in Business Combinations
     We account for business acquisitions using the purchase method, which requires us to allocate the cost of an acquired business to the acquired assets and liabilities based on their estimated fair values at the acquisition date. We recognize the excess of an acquired business’s cost over the fair value of acquired assets and liabilities as goodwill. We use a variety of information sources to determine the fair value of acquired assets and liabilities. We generally use third-party appraisers to determine the fair value and lives of property and identifiable intangibles, consulting actuaries to determine the fair value of obligations associated with defined benefit pension plans, and legal counsel to assess obligations associated with legal and environmental claims.
Recently Issued Accounting Pronouncements
Fair Value Disclosures
     In January 2010, the Financial Accounting Standards Board issued new accounting rules related to the disclosure requirements for fair value measurements. The new accounting rules require new disclosures regarding significant transfers between Levels 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The new accounting rules also clarify existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The new accounting rules were effective for us in the first quarter of 2010, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the disclosures effective for our first quarter of 2010 did not have a material impact on our financial condition, results of operations or cash flows but resulted in certain additional disclosures reflected in Note 14 to the consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices. Our risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations.
Foreign Exchange Risk
     We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. Our exposure to foreign exchange rates exists primarily with respect to the Canadian dollar, European euro, Mexican peso and Japanese yen against the U.S. dollar. We use foreign exchange forward and option contracts to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward and option contracts. At January 1, 2011, the potential change in fair value of foreign currency derivative instruments, assuming a 10% adverse change in the underlying currency price, was $13 million.
Interest Rates
     Our debt under the Revolving Loan Facility, Floating Rate Senior Notes and Accounts Receivable Securitization Facility bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. We were required under the 2009 Senior Secured Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. To comply with this requirement, in the first quarter of 2010 we entered into a hedging arrangement whereby we capped the LIBOR interest rate component on $490.7 million of the floating rate debt under the Floating Rate Senior Notes at 4.262%. In addition, in November 2010, we completed a $1.0 billion senior notes offering and debt refinancing that strengthened and added flexibility to our capital structure by fixing a significant percentage of our debt at favorable interest rates at longer maturities. As a result, approximately 96% of our total debt outstanding at January 1, 2011 is now at a fixed or capped rate. After giving effect to these arrangements, a 25-basis point movement in the annual interest rate charged on the outstanding debt balances as of January 1, 2011 would result in a change in annual interest expense of $2 million. We may also execute interest rate cash flow hedges in the form of caps and swaps in the future in order to mitigate our exposure to variability in cash flows for the future interest payments on a designated portion of borrowings.
Commodities
     Cotton is the primary raw material used in manufacturing many of our products. While we have sold our yarn operations, we are still exposed to fluctuations in the cost of cotton. During 2010, cotton prices hit their highest levels in 140 years. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. However, our business can be affected by dramatic movements in cotton prices. Although the cost of cotton used in goods manufactured by us has historically represented only 6% of our cost of sales, it has risen to around 10% primarily as a result of cost inflation. The cotton prices reflected in our results were 69 cents per pound in 2010 and 55 cents per pound in 2009. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold. For example, we estimate that a change of $0.01 per pound in cotton prices at current levels of production would affect our annual cost of sales by $4 million related to finished goods manufactured internally in our manufacturing facilities and $1 million related to finished goods sourced from third parties. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton would have a material adverse effect on our business, results of operations, financial condition and cash flows.
     In addition, fluctuations in crude oil or petroleum prices may influence the prices of other raw materials we use to manufacture our products, such as chemicals, dyestuffs, polyester yarn and foam. We generally purchase raw materials at market prices. We estimate that a change of $10.00 per barrel in the price of oil would affect our freight costs by approximately $5 million, at current levels of usage.
Item 8. Financial Statements and Supplementary Data
     Our financial statements required by this item are contained on pages F-1 through F-59 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2011.

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Richard A. Noll	Chief Executive Officer and	February 15, 2011
Richard A. Noll	Chairman of the Board of Directors (principal executive officer)

/s/ E. Lee Wyatt Jr.	Chief Financial Officer	February 15, 2011
E. Lee Wyatt Jr.	(principal financial officer)

/s/ Dale W. Boyles	Chief Accounting Officer and Controller	February 15, 2011
Dale W. Boyles	(principal accounting officer)

Signature	Capacity	Date

/s/ Lee A. Chaden	Director	February 15, 2011

Lee A. Chaden

/s/ Bobby J. Griffin	Director	February 15, 2011

Bobby J. Griffin

/s/ James C. Johnson	Director	February 15, 2011

James C. Johnson

/s/ Jessica T. Mathews	Director	February 15, 2011

Jessica T. Mathews

/s/ J. Patrick Mulcahy	Director	February 15, 2011

J. Patrick Mulcahy

/s/ Ronald L. Nelson	Director	February 15, 2011

Ronald L. Nelson

/s/Andrew J. Schindler	Director	February 15, 2011

Andrew J. Schindler

/s/ Ann E. Ziegler	Director	February 15, 2011

Ann E. Ziegler

INDEX TO EXHIBITS
   References in this Index to Exhibits to the “Registrant” are to Hanesbrands Inc. The Registrant will furnish you, without charge, a copy of any exhibit, upon written request. Written requests to obtain any exhibit should be sent to Corporate Secretary, Hanesbrands Inc., 1000 East Hanes Mill Road, Winston-Salem, North Carolina 27105.

Exhibit
Number	Description
3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008).
3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.12	Amended and Restated Certificate of Incorporation of CC Products, Inc. (incorporated by reference from Exhibit 3.50 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).

Exhibit
Number	Description
3.13	Amended and Restated Bylaws of CC Products, Inc. (incorporated by reference from Exhibit 3.51 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.14	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.15	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.16	Articles of Incorporation of Event 1, Inc. (incorporated by reference from Exhibit 3.52 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.17	Amended and Restated Bylaws of Event 1, Inc. (incorporated by reference from Exhibit 3.53 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.18	Amended and Restated Certificate of Incorporation of GearCo, Inc. (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.19	Amended and Restated Bylaws of GearCo, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.20	Third Amended and Restated Certificate of Incorporation of GFSI Holdings, Inc. (incorporated by reference from Exhibit 3.46 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.21	Amended and Restated Bylaws of GFSI Holdings, Inc. (incorporated by reference from Exhibit 3.47 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.22	Amended and Restated Certificate of Incorporation of GFSI, Inc. (incorporated by reference from Exhibit 3.48 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.23	Amended and Restated Bylaws of GFSI, Inc. (incorporated by reference from Exhibit 3.49 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.24	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.25	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description
3.26	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.27	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.28	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.29	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.30	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.31	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.)(incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.32	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.33	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.34	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.35	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.36	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.37	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.38	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description
3.39	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.40	Certificate of Formation of Inner Self LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.41	Limited Liability Company Agreement of Inner Self LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.42	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.43	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.44	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.45	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC (incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.46	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.47	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.48	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.49	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.50	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.51	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description
3.52	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.53	Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
4.1	Rights Agreement between Hanesbrands Inc. and Computershare Trust Company, N.A., Rights Agent. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
4.2	Form of Rights Certificate (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
4.3	Placement Agreement dated December 11, 2006 among the Registrant, certain subsidiaries of the Registrant and Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2006).
4.4	Indenture dated as of December 14, 2006 (the “2006 Indenture”), among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006).
4.5	First Supplemental Indenture (the the 2006 Indenture) dated August 13, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 10.50 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
4.6	Second Supplemental Indenture (to the 2006 Indenture) dated November 1, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010).
4.7	Registration Rights Agreement dated as of December 14, 2006 among the Registrant, certain subsidiaries of the Registrant, and Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., and HSBC Securities (USA) Inc. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006).
4.8	Indenture, dated as of August 1, 2008 (the “2008 Indenture”) among the Registrant, certain subsidiaries of the Registrant, and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Commission file number 333-152733) filed with the Securities and Exchange Commission on August 1, 2008).
4.9	Underwriting Agreement dated December 3, 2009 between the Registrant, certain subsidiaries of the Registrant and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2009).

Exhibit
Number	Description
4.10	First Supplemental Indenture (to the 2008 Indenture) dated December 10, 2009 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2009).
4.11	Second Supplemental Indenture (to the 2008 Indenture) dated August 13, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 10.49 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
4.12	Third Supplemental Indenture (to the 2008 Indenture) dated November 1, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010).
4.13	Purchase Agreement dated November 4, 2010 among the Registrant, certain subsidiaries of the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC and Goldman, Sachs & Co. (incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010).
4.14	Fourth Supplemental Indenture (to the 2008 Indenture) dated November 9, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010).
4.15	Registration Rights Agreement dated November 9, 2010 among the Registrant, certain subsidiaries of the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC and Goldman, Sachs & Co. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010).
10.1	Hanesbrands Inc. Omnibus Incentive Plan of 2006, as amended (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).*
10.2	Form of Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.3	Form of Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.4	Form of Performance Cash Award Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).*
10.5	Form of Performance Stock and Cash Award — Stock Component Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2010).*

Exhibit
Number	Description
10.6	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009). *
10.7	Form of Non-Employee Director Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.5 to the Registrant’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2007).*
10.8	Hanesbrands Inc. Retirement Savings Plan, as amended.*
10.9	Hanesbrands Inc. Supplemental Employee Retirement Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).*
10.10	Hanesbrands Inc. Performance-Based Annual Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*
10.11	Hanesbrands Inc. Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2008).*
10.12	Hanesbrands Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*
10.13	Hanesbrands Inc. Executive Long-Term Disability Plan. (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*
10.14	Hanesbrands Inc. Employee Stock Purchase Plan of 2006, as amended (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2010).*
10.15	Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*
10.16	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and Richard A. Noll. (incorporated by reference from Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*
10.17	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and Gerald W. Evans Jr. (incorporated by reference from Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*
10.18	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and E. Lee Wyatt Jr. (incorporated by reference from Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*
10.19	Severance/Change in Control Agreement dated December 10, 2008 between the Registrant and Kevin W. Oliver (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

Exhibit
Number	Description
10.20	Severance/Change in Control Agreement dated December 17, 2008 between the Registrant and Joia M. Johnson (incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*
10.21	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and William J. Nictakis (incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*
10.22	Master Separation Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.23	Tax Sharing Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.24	Employee Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.25	Master Transition Services Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.26	Real Estate Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.27	Indemnification and Insurance Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.28	Intellectual Property Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).
10.29	First Lien Credit Agreement dated September 5, 2006 (the “2006 Senior Secured Credit Facility”) among the Registrant the various financial institutions and other persons from time to time party thereto, HSBC Bank USA, National Association, LaSalle Bank National Association, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., Citicorp USA, Inc. and Citibank, N.A. (incorporated by reference from Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).†
10.30	First Amendment dated February 22, 2007 to the 2006 Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2007).
10.31	Second Amendment dated August 21, 2008 to the 2006 Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).
10.32	Third Amendment dated March 10, 2009 to the 2006 Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009).

Exhibit
Number	Description
10.33	Amended and Restated Credit Agreement dated as of September 5, 2006, as amended and restated as of December 10, 2009, among the Registrant, the various financial institutions and other Persons from time to time party to this Agreement, Barclays Bank PLC and Goldman Sachs Credit Partners L.P., as the co-documentation agents, Bank of America, N.A. and HSBC Securities (USA) Inc., as the co-syndication agents, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and J.P. Morgan Securities Inc., Banc of America Securities LLC, HSBC Securities (USA) Inc. and Barclays Capital, the investment banking division of Barclays Bank PLC, as the joint lead arrangers and joint bookrunners (incorporated by reference from Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).
10.34	Second Lien Credit Agreement dated September 5, 2006 (the “Second Lien Credit Agreement”) among HBI Branded Apparel Limited, Inc., the Registrant, the various financial institutions and other persons from time to time party thereto, HSBC Bank USA, National Association, LaSalle Bank National Association, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., Citicorp USA, Inc. and Citibank, N.A. (incorporated by reference from Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).†
10.35	First Amendment dated August 21, 2008 to the Second Lien Credit Agreement (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).
10.36	Receivables Purchase Agreement dated as of November 27, 2007 (the “Accounts Receivable Securitization Facility”) among HBI Receivables LLC and the Registrant, JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, Falcon Asset Securitization Company LLC, Bryant Park Funding LLC, and HSBC Securities (USA) Inc. (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2008).†
10.37	Amendment No. 1 dated as of March 16, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009).†
10.38	Amendment No. 2 dated as of April 13, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009).†
10.39	Amendment No. 3 dated as of August 17, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2009).
10.40	Amendment No. 4 dated as of December 10, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).
10.41	Amendment No. 5 dated as of December 21, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).†
10.42	Amendment No. 6 dated as of December 18, 2010 to the Accounts Receivables Securitization Facility.
10.43	Amendment No. 7 dated as of January 31, 2011 to the Accounts Receivables Securitization Facility.†
12.1	Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.

Exhibit
Number	Description
24.1	Powers of Attorney (included on the signature pages hereto).
31.1	Certification of Richard A. Noll, Chief Executive Officer.
31.2	Certification of E. Lee Wyatt Jr., Chief Financial Officer.
32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2	Section 1350 Certification of E. Lee Wyatt Jr., Chief Financial Officer.
101.INS XBRL	Instance Document**
101.SCH XBRL	Taxonomy Extension Schema Document**
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document**
101.LAB XBRL	Taxonomy Extension Labels Linkbase Document**
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document**
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document**

*	Agreement relates to executive compensation.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
HANESBRANDS INC.

Page
Consolidated Financial Statements:
Management’s Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Statements of Income for the years ended January 1, 2011, January 2, 2010 and January 3, 2009	F-4
Consolidated Balance Sheets at January 1, 2011 and January 2, 2010	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended January 1, 2011, January 2, 2010 and January 3, 2009	F-6
Consolidated Statements of Cash Flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009	F-7
Notes to Consolidated Financial Statements	F-8

Hanesbrands Inc.
Management’s Report on Internal Control Over Financial Reporting
     Management of Hanesbrands Inc. (“Hanesbrands”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a–15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Hanesbrands’ system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Hanesbrands; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of Hanesbrands are being made only in accordance with authorizations of management and directors of Hanesbrands; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Hanesbrands’ assets that could have a material effect on the financial statements.
     Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of January 1, 2011, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management determined that Hanesbrands’ internal control over financial reporting was effective as of January 1, 2011.
     The effectiveness of our internal control over financial reporting as of January 1, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Hanesbrands Inc.
          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hanesbrands Inc. (the “Company”) at January 1, 2011 and January 2, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 15, 2011

HANESBRANDS INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Net sales	$4,326,713	$3,891,275	$4,248,770
Cost of sales	2,911,944	2,626,001	2,871,420

Gross profit	1,414,769	1,265,274	1,377,350
Selling, general and administrative expenses	1,010,581	940,530	1,009,607
Restructuring	—	53,888	50,263

Operating profit	404,188	270,856	317,480
Other expense (income)	20,221	49,301	(634)
Interest expense, net	150,236	163,279	155,077

Income before income tax expense	233,731	58,276	163,037
Income tax expense	22,438	6,993	35,868

Net income	$211,293	$51,283	$127,169

Earnings per share:
Basic	$2.19	$0.54	$1.35
Diluted	$2.16	$0.54	$1.34
Weighted average shares outstanding:
Basic	96,500	95,158	94,171
Diluted	97,774	95,668	95,164
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	January 1,	January 2,
	2011	2010
ASSETS
Cash and cash equivalents	$43,671	$38,943
Trade accounts receivable less allowances of $19,192 at January 1, 2011 and $25,776 at January 2, 2010	503,243	450,541
Inventories	1,322,719	1,049,204
Deferred tax assets	149,431	139,836
Other current assets	128,607	144,033

Total current assets	2,147,671	1,822,557

Property, net	631,254	602,826
Trademarks and other identifiable intangibles, net	178,622	136,214
Goodwill	430,144	322,002
Deferred tax assets	319,798	357,103
Other noncurrent assets	82,513	85,862

Total assets	$3,790,002	$3,326,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$412,369	$351,971
Accrued liabilities and other:
Payroll and employee benefits	89,303	76,315
Advertising and promotion	87,384	85,069
Restructuring	6,036	18,244
Other	93,580	116,007
Notes payable	50,678	66,681
Current portion of debt	90,000	164,688

Total current liabilities	829,350	878,975

Long-term debt	1,990,735	1,727,547
Pension and postretirement benefits	301,889	290,030
Other noncurrent liabilities	105,354	95,293

Total liabilities	3,227,328	2,991,845

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value) Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value) Issued and outstanding — 96,207,025 at January 1, 2011 and 95,396,967 at January 2, 2010	962	954
Additional paid-in capital	294,829	287,955
Retained earnings	480,098	268,805
Accumulated other comprehensive loss	(213,215)	(222,995)

Total stockholders’ equity	562,674	334,719

Total liabilities and stockholders’ equity	$3,790,002	$3,326,564

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balances at December 29, 2007	95,232	$954	$199,019	$117,849	$(28,918)	$288,904
Net income	—	—	—	127,169	—	127,169
Translation adjustments	—	—	—	—	(29,463)	(29,463)
Net unrealized loss on qualifying cash flow hedges, net of tax of $24,683	—	—	—	—	(38,818)	(38,818)
Net unrecognized loss from pension and postretirement plans, net of tax of $117,012	—	—	—	—	(184,270)	(184,270)

Comprehensive loss						(125,382)
Stock-based compensation	—	—	31,002	—	—	31,002
Exercise of stock options, vesting of restricted stock units and other	456	2	10,076	—	—	10,078
Stock repurchases	(1,224)	(12)	(2,767)	(27,496)	—	(30,275)
Net transactions related to spin off	(944)	(9)	10,837	—	—	10,828

Balances at January 3, 2009	93,520	$935	$248,167	$217,522	$(281,469)	$185,155

Net income	—	—	—	51,283	—	51,283
Translation adjustments	—	—	—	—	18,966	18,966
Net unrealized gain on qualifying cash flow hedges, net of tax of $17,639	—	—	—	—	28,580	28,580
Net unrecognized gain from pension and postretirement plans, net of tax of $1,835	—	—	—	—	10,928	10,928

Comprehensive income						109,757
Stock-based compensation	—	—	37,391	—	—	37,391
Exercise of stock options, vesting of restricted stock units and other	1,877	19	2,397	—	—	2,416

Balances at January 2, 2010	95,397	$954	$287,955	$268,805	$(222,995)	$334,719

Net income	—	—	—	211,293	—	211,293
Translation adjustments	—	—	—	—	3,661	3,661
Net unrealized gain on qualifying cash flow hedges, net of tax of $6,773	—	—	—	—	10,189	10,189
Net unrecognized loss from pension and postretirement plans, net of tax of $2,608	—	—	—	—	(4,070)	(4,070)

Comprehensive income						221,073
Stock-based compensation	—	—	19,226	—	—	19,226
Exercise of stock options, vesting of restricted stock units and other	810	8	3,317	—	—	3,325
Net transactions related to spin off	—	—	(15,669)	—	—	(15,669)

Balances at January 1, 2011	96,207	$962	$294,829	$480,098	$(213,215)	$562,674

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Operating activities:
Net income	$211,293	$51,283	$127,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	74,103	84,312	103,126
Amortization of intangibles	12,509	12,443	12,019
Restructuring	—	8,207	5,133
Write-off on early extinguishment of debt	16,526	2,423	1,332
Gain on repurchase of Floating Rate Senior Notes	—	(157)	(1,966)
Charges incurred for amendments of credit facilities	—	20,634	—
Interest rate hedge termination	—	26,029	—
Amortization of debt issuance costs	12,739	10,967	6,032
Amortization of loss on interest rate hedge	17,774	—	—
Stock compensation expense	19,534	37,697	31,449
Deferred taxes	15,794	(9,152)	(1,445)
Other	(3,432)	(10,252)	(1,616)
Changes in assets and liabilities:
Accounts receivable	(329)	(39,805)	163,687
Inventories	(231,845)	248,820	(182,971)
Other assets	11,597	22,210	(49,256)
Accounts payable	29,934	3,522	34,046
Accrued liabilities and other	(53,143)	(54,677)	(69,342)

Net cash provided by operating activities	133,054	414,504	177,397

Investing activities:
Purchases of property, plant and equipment	(106,240)	(126,825)	(186,957)
Acquisitions of businesses, net of cash acquired	(222,878)	—	(14,655)
Proceeds from sales of assets	45,642	37,965	25,008
Other	(519)	16	(644)

Net cash used in investing activities	(283,995)	(88,844)	(177,248)

Financing activities:
Borrowings on notes payable	1,394,782	1,628,764	602,627
Repayments on notes payable	(1,411,295)	(1,624,139)	(560,066)
Payments to amend and refinance credit facilities	(23,833)	(74,976)	(69)
Borrowings on revolving loan facility	2,228,500	2,034,026	791,000
Repayments on revolving loan facility	(2,280,000)	(1,982,526)	(791,000)
Incurrence of debt under the 2009 Senior Secured Credit Facility	—	750,000	—
Repayments of debt under 2009 Senior Secured Credit Facility	(750,000)	—	—
Repayments of debt under 2006 Senior Secured Credit Facility	—	(1,440,250)	(125,000)
Issuance of 6.375% Senior Notes	1,000,000	—	—
Issuance of 8% Senior Notes	—	500,000	—
Repurchase of Floating Rate Senior Notes	—	(2,788)	(4,354)
Borrowings on Accounts Receivable Securitization Facility	207,290	183,451	20,944
Repayments on Accounts Receivable Securitization Facility	(217,290)	(326,068)	(28,327)
Proceeds from stock options exercised	5,938	1,179	2,191
Stock repurchases	—	—	(30,275)
Transaction with Sara Lee Corporation	—	—	18,000
Other	1,593	(847)	(409)

Net cash provided by (used in) financing activities	155,685	(354,174)	(104,738)

Effect of changes in foreign exchange rates on cash	(16)	115	(2,305)

Increase (decrease) in cash and cash equivalents	4,728	(28,399)	(106,894)
Cash and cash equivalents at beginning of year	38,943	67,342	174,236

Cash and cash equivalents at end of year	$43,671	$38,943	$67,342

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Consolidated Financial Statements
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
(1) Background
     Hanesbrands Inc., a Maryland corporation (the “Company”), is a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Stedman, Outer Banks, Zorba, Rinbros, Duofold and Gear for Sports. The Company designs, manufactures, sources and sells a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, kids’ underwear, casualwear, activewear, socks and hosiery.
     The Company’s fiscal year ends on the Saturday closest to December 31. All references to “2010”, “2009” and “2008” relate to the 52 week fiscal years ended on January 1, 2011 and January 2, 2010, and the 53 week fiscal year ended on January 3, 2009, respectively.
(2) Summary of Significant Accounting Policies
(a) Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
(b) Use of Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, certain financial statement disclosures at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from these estimates.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
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
(e) Advertising Expense
     Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” caption in the Consolidated Statements of Income of $185,488, $166,467 and $187,034 in 2010, 2009, and 2008, respectively.
(f) Shipping and Handling Costs
     Revenue received for shipping and handling costs is included in net sales and was $22,054, $22,434, and $24,244 in 2010, 2009 and 2008, respectively. Shipping costs, that comprise payments to third party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $250,029, $222,169 and $238,340 in 2010, 2009 and 2008, respectively. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
(h) Research and Development
     Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. Research and development expense was $47,082, $46,305 and $46,460 in 2010, 2009 and 2008, respectively.
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
(k) Inventory Valuation
     Inventories are stated at the estimated lower of cost or market. Cost is determined by the first-in, first-out, or “FIFO,” method for inventories. Obsolete, damaged, and excess inventory is carried at the net realizable value, which is determined by assessing historical recovery rates, current market conditions and future marketing and sales plans. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in cost of sales when the related inventory item is sold.
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
(m) Trademarks and Other Identifiable Intangible Assets
     The primary identifiable intangible assets of the Company are trademarks, license agreements, customer and distributor relationships and computer software all of which have finite lives that are subject to amortization. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
to obtain future cash flows. Finite-lived trademarks are being amortized over periods ranging from nine to 30 years, license agreements are being amortized over periods ranging from six to 15 years, customer and distributor relationships are being amortized over periods ranging from three to 10 years and computer software is being amortized over periods ranging from three to seven years. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
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
(q) Financial Instruments
     The Company uses financial instruments, including forward exchange, option and swap contracts, to manage its exposures to movements in interest rates, foreign exchange rates and commodity prices. The use of these financial instruments modifies the exposure to these risks with the intent to reduce the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivative contracts.
     The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
(r) Recently Issued Accounting Pronouncements
Accounting for Transfers of Financial Assets
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting rules for transfers of financial assets. The new rules require greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. The new accounting rules were effective for financial asset transfers occurring in 2010. The adoption of these new rules had no impact on the financial condition, results of operations or cash flows of the Company.
Consolidation — Variable Interest Entities
     In June 2009, the FASB issued new accounting rules related to the accounting and disclosure requirements for the consolidation of variable interest entities. The new accounting rules were effective for the Company in 2010. The adoption of these new rules had no material impact on the financial condition, results of operations or cash flows of the Company.
Fair Value Disclosures
     In January 2010, the FASB issued new accounting rules related to the disclosure requirements for fair value measurements. The new accounting rules require new disclosures regarding significant transfers between Levels 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The new accounting rules also clarify existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The new accounting rules were effective for the Company in the first quarter of 2010, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the disclosures effective for the Company’s first quarter of 2010 did not have a material impact on the Company’s financial condition, results of operations or cash flows but resulted in certain additional disclosures reflected in Note 14.
(3) Earnings Per Share
     Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the period. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares outstanding for 2010, 2009, and 2008 is as follows:

	Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Basic weighted average shares outstanding	96,500	95,158	94,171
Effect of potentially dilutive securities:
Stock options	783	—	100
Restricted stock units	489	510	882
Employee stock purchase plan and other	2	—	11

Diluted weighted average shares outstanding	97,774	95,668	95,164

     Options to purchase 827, 6,273, and 3,735 shares of common stock and 250, 234, and 0 restricted stock units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for 2010, 2009, and 2008, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
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
Stock Options
     The exercise price of each stock option equals the closing market price of Hanesbrands’ stock on the date of grant. Options granted to date generally vest ratably over two to three years, although stock options granted to employees after December 1, 2010 will generally not fully vest over a period of less than three years, and can generally be exercised over a term of 10 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted during 2010, 2009, and 2008, respectively.

	Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Dividend yield	—%	—%	—%
Risk-free interest rate	1.64-1.90%	2.49%	1.68-2.64%
Volatility	50-54%	48%	28-37%
Expected term (years)	5.3-6.0	6.0	3.8-6.0
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
     A summary of the changes in stock options outstanding to the Company’s employees under the Hanesbrands OIP is presented below:

				Weighted-
				Average
		Weighted-		Remaining
		Average	Aggregate	Contractual
		Exercise	Intrinsic	Term
	Shares	Price	Value	(Years)
Options outstanding at December 29, 2007	3,645	$23.41	$16,369	5.44
Granted	2,624	19.81
Exercised	(98)	22.50
Forfeited	(142)	23.35

Options outstanding at January 3, 2009	6,029	$21.86	$—	5.99
Granted	466	24.33
Exercised	(66)	17.71
Forfeited	(142)	21.32

Options outstanding at January 2, 2010	6,287	$22.10	$15,770	7.77
Granted	221	27.16
Exercised	(289)	20.51
Forfeited	(1)	22.37

Options outstanding at January 1, 2011	6,218	$22.35	$19,914	6.9

Options exercisable at January 1, 2011	4,824	$22.46	$14,741	6.52

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
     There were 2,133, 2,981 and 968 options that vested during 2010, 2009 and 2008, respectively. The total intrinsic value of options that were exercised during 2010, 2009 and 2008 was $1,923, $465 and $1,057, respectively. The weighted average fair value of individual options granted during 2010, 2009 and 2008 was $13.32, $11.80 and $6.29, respectively.
     Cash received from option exercises under all share-based payment arrangements for 2010, 2009 and 2008 was $5,938, $1,179 and $2,191, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1,705, $465 and $806 for 2010, 2009 and 2008, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
Stock Unit Awards
     Restricted stock units (RSUs) of Hanesbrands’ stock are granted to certain Company employees and non-employee directors to incent performance and retention over periods ranging from one to three years, although RSUs granted to employees after December 1, 2010 will generally not fully vest over a period of less than three years. Upon vesting, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. Some RSUs which have been granted under the Hanesbrands OIP vest upon continued future service to the Company, while others also have a performance based vesting feature. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees provide the requisite service to the Company. A summary of the changes in the restricted stock unit awards outstanding under the Hanesbrands OIP is presented below:

				Weighted-
				Average
		Weighted-		Remaining
		Average	Aggregate	Contractual
		Grant Date	Intrinsic	Term
	Shares	Fair Value	Value	(Years)
Nonvested share units outstanding at December 29, 2007	1,578	$23.47	$43,922	1.89
Granted – non-performance based	1,512	18.19
Vested	(583)	23.28
Forfeited	(105)	23.69

Nonvested share units outstanding at January 3, 2009	2,402	$20.19	$31,652	1.89
Granted – non-performance based	408	24.29
Vested	(1,193)	20.84
Forfeited	(91)	19.57

Nonvested share units outstanding at January 2, 2010	1,526	$20.82	$36,796	1.76
Granted – non-performance based	391	27.02
Granted – performance based	143	27.16
Vested	(721)	21.28
Forfeited	(9)	19.21

Nonvested share units outstanding at January 1, 2011	1,330	$23.08	$33,794	1.73

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
     The total fair value of shares vested during 2010, 2009 and 2008 was $15,346, $24,871 and $13,560, respectively. Certain participants elected to defer receipt of shares earned upon vesting. As of January 1, 2011, a total of 203 shares of common stock are issuable in future years for such deferrals.
     For all share-based payments under the Hanesbrands OIP, during 2010, 2009 and 2008, the Company recognized total compensation expense of $19,226, $37,391 and $31,002 and recognized a deferred tax benefit of $7,435, $14,464 and $11,585, respectively. During 2009, the Company incurred $1,814 related to amending the terms of all outstanding stock options granted under the Hanesbrands OIP that had an original term of five or seven years to the tenth anniversary of the original grant date.
     At January 1, 2011, there was $10,135 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $7,276, $2,237 and $622 is expected to be recognized in 2011, 2012

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
and 2013, respectively. The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the Hanesbrands OIP by issuing newly authorized shares. The Hanesbrands OIP authorized 13,105 shares for awards of stock options and restricted stock units, of which 1,945 were available for future grants as of January 1, 2011.
     In 2010, in addition to granting RSUs that vest solely upon continued future service to the Company, the Company also granted 143 performance-based restricted stock units with a performance feature that has a target range of 0% to 200% based upon meeting certain performance thresholds. These performance stock awards, which are included in the table above, represent unearned awards that are earned based on future performance and service.
Employee Stock Purchase Plan
     The Company established the Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (the “ESPP”), which is qualified under Section 423 of the Internal Revenue Code. An aggregate of up to 2,442 shares of Hanesbrands common stock may be purchased by eligible employees pursuant to the ESPP. The purchase price for shares under the ESPP is equal to 85% of the stock’s fair market value on the purchase date. During 2010, 2009 and 2008, 79, 156 and 129 shares, respectively, were purchased under the ESPP by eligible employees. The Company had 2,000 shares of common stock available for issuance under the ESPP as of January 1, 2011. The Company recognized $308, $306 and $447 of stock compensation expense under the ESPP during 2010, 2009 and 2008, respectively.
(5) Trade Accounts Receivable
Allowances for Trade Accounts Receivable
     The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions are as follows:

		Allowance for
	Allowance for	Chargebacks
	Doubtful	and Other
	Accounts	Deductions	Total
Balance at December 29, 2007	$9,328	$22,314	$31,642
Charged to expenses	8,074	5,366	13,440
Deductions and write-offs	(4,847)	(18,338)	(23,185)

Balance at January 3, 2009	12,555	9,342	21,897

Charged to expenses	3,647	5,724	9,371
Deductions and write-offs	(700)	(4,792)	(5,492)

Balance at January 2, 2010	15,502	10,274	25,776

Charged to expenses	(1,116)	3,715	2,599
Deductions and write-offs	(3,270)	(5,913)	(9,183)

Balance at January 1, 2011	$11,116	$8,076	$19,192

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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
Sales of Accounts Receivable
     The Company has entered into agreements to sell selected trade accounts receivable to financial institutions. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution services and collects these accounts receivable directly from the customer. Net proceeds of these accounts receivable sale programs are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows. The Company recognized funding fees of $3,464 and $163 in 2010 and 2009, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Consolidated Statements of Income.
(6) Inventories
     Inventories consisted of the following:

	January 1,	January 2,
	2011	2010
Raw materials	$155,744	$106,138
Work in process	109,304	100,686
Finished goods	1,057,671	842,380

	$1,322,719	$1,049,204

(7) Property, Net
     Property is summarized as follows:

	January 1,	January 2,
	2011	2010
Land	$26,122	$28,544
Buildings and improvements	467,378	478,148
Machinery and equipment	868,995	895,336
Construction in progress	31,904	28,973
Capital leases	6,988	4,018

	1,401,387	1,435,019
Less accumulated depreciation	770,133	832,193

Property, net	$631,254	$602,826

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
(8) Notes Payable
     The Company had the following short-term obligations at January 1, 2011 and January 2, 2010:

		Principal Amount
	Interest Rate as of	January 1,	January 2,
	January 1, 2011	2011	2010
Short-term revolving facility in El Salvador	4.20%	$29,700	$30,000
Short-term revolving facility in China	7.65%	12,941	7,397
Short-term revolving facility in Vietnam	5.05%	3,371	—
Short-term revolving facility in Japan	4.61%	2,459	—
Short-term revolving facility in India	12.80%	1,846	—
Short-term revolving facility in Brazil	13.56%	361	—
Short-term revolving facility in Luxembourg	—	—	25,000
Short-term revolving facility in Thailand	—	—	4,284

		$50,678	$66,681

     The Company has a short-term revolving facility arrangement with a Salvadoran branch of a Canadian bank amounting to $30,000 of which $29,700 was outstanding at January 1, 2011 which accrues interest at 4.20%.
     The Company has a short-term revolving facility arrangement with a Chinese branch of a U.S. bank amounting to RMB 155 million ($23,460) of which $12,941 was outstanding at January 1, 2011 which accrues interest at 7.65%. Borrowings under the facility accrue interest at the prevailing base lending rates published by the People’s Bank of China from time to time plus 50%.
     The Company has a short-term revolving facility arrangement with a Vietnamese branch of a U.S. bank amounting to $14,000 of which $3,371 was outstanding at January 1, 2011 which accrues interest at 5.05%.
     The Company has a short-term revolving facility arrangement with a Japanese branch of a U.S. bank amounting to JPY 800 million ($9,812) of which $2,459 was outstanding at January 1, 2011 which accrues interest at 4.61%.
     The Company has a short-term revolving facility arrangement with an Indian branch of a U.S. bank amounting to INR 100 million ($2,224) of which $1,846 was outstanding at January 1, 2011 which accrues interest at 12.80%.
     The Company has a short-term revolving facility arrangement with a Brazilian bank amounting to BRL 2 million ($1,205) of which $361 was outstanding at January 1, 2011 which accrues interest at 13.56%.
     In addition, the Company has short-term revolving credit facilities in various other locations that can be drawn on from time to time amounting to $4,646 of which $0 was outstanding at January 1, 2011.
     As of January 1, 2011 and January 2, 2010, the Company had total borrowing availability of $34,669 and $34,935, respectively, under these international loan facilities.
     The Company was in compliance with the financial covenants contained in each of these facilities at January 1, 2011.
     Total interest paid on notes payable was $2,267, $3,974 and $2,208 in 2010, 2009 and 2008, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
(9) Debt
     The Company had the following debt at January 1, 2011 and January 2, 2010:

		Principal Amount
	Interest Rate as of	January 1,	January 2,
	January 1, 2011	2011	2010	Maturity Date
2009 Senior Secured Credit Facility:
Term Loan Facility		$—	$750,000
Revolving Loan Facility	6.75%	—	51,500	December 2013
6.375% Senior Notes	6.38%	1,000,000	—	December 2020
8% Senior Notes	8.00%	500,000	500,000	December 2016
Floating Rate Senior Notes	3.83%	490,735	490,735	December 2014
Accounts Receivable Securitization Facility	2.81%	90,000	100,000	March 2011

		2,080,735	1,892,235
Less current maturities		90,000	164,688

		$1,990,735	$1,727,547

     The Company’s primary financing arrangements are the senior secured credit facility that it entered into in 2006 (the “2006 Senior Secured Credit Facility”) and amended and restated in December 2009 to provide for a new senior secured credit facility (the “2009 Senior Secured Credit Facility”), $500,000 in aggregate principle amount of floating rate senior notes (the “Floating Rate Senior Notes”) issued in December 2006, $500,000 in aggregate principal amount of 8.000% senior notes (the “8% Senior Notes”) issued in December 2009, $1,000,000 in aggregate principal amount of 6.375% senior notes (the “6.375% Senior Notes”) issued in November 2010 and the Accounts Receivable Securitization Facility. The outstanding balances at January 1, 2011 are reported in the “Long-term debt” and “Current portion of debt” lines of the Consolidated Balance Sheets.
     Total cash paid for interest related to debt in 2010, 2009 and 2008 was $116,492, $161,854 and $150,898, respectively.
2009 Senior Secured Credit Facility
     The 2009 Senior Secured Credit Facility initially provides for aggregate borrowings of $1,150,000, consisting of a $750,000 term loan facility (the “Term Loan Facility”) and a $400,000 revolving loan facility (the “Revolving Loan Facility”). The proceeds of the Term Loan Facility were used to refinance all amounts outstanding under the Term A loan facility (in an initial principal amount of $250,000) and Term B loan facility (in an initial principal amount of $1,400,000) under the 2006 Senior Secured Credit Facility and to repay all amounts outstanding under the second lien credit facility that the Company entered into in 2006 (the “Second Lien Credit Facility”). Proceeds of the Revolving Loan Facility were used to pay fees and expenses in connection with these transactions, and are used for general corporate purposes and working capital needs.
     A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At the Company’s option, it may add one or more term loan facilities or increase the commitments under the Revolving Loan Facility in an aggregate amount of up to $300,000 so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence and that the Company is in pro forma compliance with the financial covenants described below. In order to support its working capital needs and fund the acquisition of GearCo, Inc., known as Gear for Sports, in September 2010, the Company increased the commitments under the Revolving Loan Facility from $400,000 to $600,000. In November 2010, the Company used proceeds from the issuance of the 6.375% Senior Notes to repay all outstanding borrowings under the Term Loan Facility and to reduce the outstanding borrowings under the Revolving Loan Facility. As of January 1, 2011,

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
the Company had $0 outstanding under the Revolving Loan Facility, $12,305 of standby and trade letters of credit issued and outstanding under this facility and $587,695 of borrowing availability. At January 1, 2011, the interest rate on the Revolving Loan Facility was 6.75%.
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
     At the Company’s option, borrowings under the 2009 Senior Secured Credit Facility may be maintained from time to time as (a) Base Rate loans, which shall bear interest at the highest of (i) 1/2 of 1% in excess of the federal funds rate, (ii) the rate publicly announced by JPMorgan Chase Bank as its “prime rate” at its principal office in New York City, in effect from time to time and (iii) the LIBO Rate (as defined in the 2009 Senior Secured Credit Facility and adjusted for maximum reserves) for LIBOR-based loans with a one-month interest period plus 1.0%, in effect from time to time, in each case plus the applicable margin, or (b) LIBOR-based loans, which shall bear interest at the higher of (i) LIBO Rate (as defined in the 2009 Senior Secured Credit Facility and adjusted for maximum reserves), as determined by reference to the rate for deposits in dollars appearing on the Reuters Screen LIBOR01 Page for the respective interest period or other commercially available source designated by the administrative agent, and (ii) 2.00%, plus the applicable margin in effect from time to time. The applicable margin is determined by reference to a leverage-based pricing grid set forth in the 2009 Senior Secured Credit Facility. The applicable margin ranges from a maximum of 4.75% in the case of LIBOR-based loans and 3.75% in the case of Base Rate loans if the Company’s leverage ratio is greater than or equal to 4.00 to 1, and will step down in 0.25% increments to a minimum of 4.00% in the case of LIBOR-based loans and 3.00% in the case of Base Rate loans if the Company’s leverage ratio is less than 2.50 to 1.
     The 2009 Senior Secured Credit Facility requires the Company to comply with customary affirmative, negative and financial covenants. The 2009 Senior Secured Credit Facility requires that the Company maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization, as computed pursuant to the 2009 Senior Secured Credit Facility), or leverage ratio. The interest coverage ratio covenant requires that the ratio of the Company’s EBITDA for the preceding four fiscal quarters to its consolidated total interest expense for such period shall not be less than a specified ratio for each fiscal quarter beginning with the fourth fiscal quarter of 2009. This ratio was 2.50 to 1 for the fourth fiscal quarter of 2009 and increases over time until it reaches 3.25 to 1 for the third fiscal quarter of 2011 and thereafter. The leverage ratio covenant requires that the ratio of the Company’s total debt to EBITDA for the preceding four fiscal quarters will not be more than a specified ratio for each fiscal quarter beginning with the fourth fiscal quarter of 2009. This ratio was 4.50 to 1 for the fourth fiscal quarter of 2009 and declines over time until it reaches 3.75 to 1 for the second fiscal quarter of 2011 and thereafter. The method of calculating all of the components used in the covenants is included in the 2009 Senior Secured Credit Facility.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
     The 2009 Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the 2009 Senior Secured Credit Facility). As of January 1, 2011, the Company was in compliance with all financial covenants.
6.375% Senior Notes
     On November 9, 2010, the Company issued $1,000,000 aggregate principal amount of the 6.375% Senior Notes. The 6.375% Senior Notes are senior unsecured obligations that rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness. The 6.375% Senior Notes bear interest at an annual rate equal to 6.375%. Interest is payable on the 6.375% Senior Notes on June 15 and December 15 of each year. The 6.375% Senior Notes will mature on December 15, 2020. The net proceeds from the sale of the 6.375% Senior Notes were approximately $979,000. As noted above, these proceeds were used to repay all outstanding borrowings under the Term Loan Facility and reduce the outstanding borrowings under the Revolving Loan Facility and to pay fees and expenses relating to these transactions. The 6.375% Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
     The Company may redeem some or all of the notes prior to December 15, 2015 at a redemption price equal to 100% of the principal amount of the 6.375% Senior Notes redeemed plus an applicable premium. The Company may redeem some or all of the 6.375% Senior Notes at any time on or after December 15, 2015 at a redemption price equal to the principal amount of the 6.375% Senior Notes plus a premium of 3.188% if redeemed during the 12-month period commencing on December 15, 2015, 2.125% if redeemed during the 12-month period commencing on December 15, 2016, 1.062% if redeemed during the 12-month period commencing on December 15, 2017 and no premium if redeemed after December 15, 2018, as well as any accrued and unpaid interest as of the redemption date. In addition, at any time prior to December 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the 6.375% Senior Notes at a redemption price of 106.375% of the principal amount of the 6.375% Senior Notes redeemed with the net cash proceeds of certain equity offerings.
     The indenture governing the 6.375% Senior Notes contains customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in such indenture; failure to pay certain other indebtedness; failure to pay certain final judgments; failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.
8% Senior Notes
     On December 10, 2009, the Company issued $500,000 aggregate principal amount of the 8% Senior Notes. The 8% Senior Notes are senior unsecured obligations that rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness. The 8% Senior Notes bear interest at an annual rate equal to 8%. Interest is payable on the 8% Senior Notes on June 15 and December 15 of each year. The 8% Senior Notes will mature on December 15, 2016. The net proceeds from the sale of the 8% Senior Notes were approximately $480,000. As noted above, these proceeds, together with the proceeds from borrowings under the 2009 Senior Secured Credit Facility, were used to refinance borrowings under the 2006 Senior Secured Credit Facility, to repay all borrowings under the Second Lien Credit Facility and to pay fees and expenses relating to these transactions. The 8% Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
     The Company may redeem some or all of the notes prior to December 15, 2013 at a redemption price equal to 100% of the principal amount of 8% Senior Notes redeemed plus an applicable premium. The Company may redeem some or all of the 8% Senior Notes at any time on or after December 15, 2013 at a redemption price equal to

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
the principal amount of the 8% Senior Notes plus a premium of 4% if redeemed during the 12-month period commencing on December 15, 2013, 2% if redeemed during the 12-month period commencing on December 15, 2014 and no premium if redeemed after December 15, 2015, as well as any accrued and unpaid interest as of the redemption date. In addition, at any time prior to December 15, 2012, the Company may redeem up to 35% of the aggregate principal amount of the 8% Senior Notes at a redemption price of 108% of the principal amount of the 8% Senior Notes redeemed with the net cash proceeds of certain equity offerings.
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
Accounts Receivable Securitization Facility
     On November 27, 2007, the Company entered into the Accounts Receivable Securitization Facility, which the Company subsequently amended several times. The description of the Accounts Receivable Securitization Facility below gives effect to all amendments to date. The Accounts Receivable Securitization Facility initially provided for up to $250,000 in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. Effective February 2010, the Company elected to reduce the amount of funding available under the Accounts Receivable Securitization Facility from $250,000 to $150,000. Under the terms of the Accounts Receivable Securitization Facility, the Company and certain of its subsidiaries sell, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly-owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits that issue commercial paper in the short-term market and are not affiliated with the Company or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to the Company maintaining sufficient eligible receivables, by

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
continuing to sell trade receivables to Receivables LLC, unless an event of default occurs. Unless the term is extended, the Accounts Receivable Securitization Facility will terminate on March 31, 2011.
     Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. As of January 1, 2011, the Company had $90 million outstanding under the Accounts Receivable Securitization Facility. The outstanding balance under the Accounts Receivable Securitization Facility is reported on the Consolidated Balance Sheet in the line “Current portion of debt.” Unless the conduits fail to fund, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. If the conduits fail to fund, the Accounts Receivable Securitization Facility would be funded through committed bank purchasers, and the interest rate payable at the Company’s option at the rate announced from time to time by HSBC Bank USA, N.A. as its prime rate or at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) plus the applicable margin in effect from time to time. In addition, Receivables LLC is required to make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities. The average blended interest rate for the outstanding balance as of January 1, 2011 was 2.81%.
     The Accounts Receivable Securitization Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio contained from time to time in the 2009 Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the Managing Agents or their affiliates. As of January 1, 2011, the Company was in compliance with all financial covenants.
     The total amount of receivables used as collateral for the credit facility was $305,978 at January 1, 2011 and is reported on the Company’s Consolidated Balance Sheet in trade accounts receivable less allowances.
Future Principal Payments
     Future principal payments for all of the facilities described above are as follows: $90,000 due in 2011, $0 due in 2012, $0 due in 2013, $490,735 due in 2014, $0 due in 2015 and $1,500,000 thereafter.
Debt Issuance Costs
     The Company incurred $23,833 in capitalized debt issuance costs in connection with increasing the borrowing availability under the Revolving Loan Facility and issuing the 6.375% Senior Notes in 2010. In 2009, the Company incurred $54,342 in capitalized debt issuance costs in connection with entering into the 2009 Senior Secured Credit Facility and the amendments to the 2006 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility. The Company incurred $69 in debt issuance costs in connection with entering into the amendments to the 2006 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility in 2008. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from one to ten years. As of January 1, 2011, the net carrying value of unamortized debt issuance costs was $60,296 which is included in other noncurrent assets in the Consolidated Balance Sheet. The Company’s debt issuance cost amortization was $12,739, $10,967 and $6,032 in 2010, 2009 and 2008, respectively.
     In 2010, the Company recognized charges of $14,186 in the “Other expenses” line of the Consolidated Statements of Income, which represents certain costs related to the issuance of the 6.375% Senior Notes. The Company recognized $1,654 of a write-off on early extinguishment of debt in 2010 related to the prepayment of $57,188 on the 2009 Senior Secured Credit Facility and $686 of write-off on early extinguishment of debt on the Accounts Receivable Securitization Facility as a result of the reduction in borrowing capacity. The Company also recognized $231 in additional charges in 2010 related to the amendments of credit facilities in 2009.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
     In 2009, the Company recognized charges of $20,634 in the “Other expenses” line of the Consolidated Statements of Income, which represents certain costs related to entering into the 2009 Senior Secured Credit Facility and the amendments to the 2006 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility. The Company recognized $2,423 of losses on early extinguishment of debt in 2009 related to the prepayment of $140,250 on the 2006 Senior Secured Credit Facility. The Company recognized $1,332 of losses on early extinguishment of debt in 2008 which was comprised of a loss of $1,269 related to the prepayment of $125,000 on the 2006 Senior Secured Credit Facility and $63 related to the repurchase of $6,320 of Floating Rate Senior Notes.
(10) Accumulated Other Comprehensive Loss
     The components of accumulated other comprehensive loss are as follows:

		Net Unrealized Income			Accumulated
	Cumulative	(Loss)	Pension		Other
	Translation	on Cash Flow	and	Income	Comprehensive
	Adjustment	Hedges	Postretirement	Taxes	Loss
Balance at January 3, 2009	$(20,233)	$(81,395)	$(345,449)	$165,608	$(281,469)
Other comprehensive income (loss) activity	18,966	46,219	12,763	(19,474)	58,474

Balance at January 2, 2010	(1,267)	(35,176)	(332,686)	146,134	(222,995)
Other comprehensive income (loss) activity	3,661	16,962	(6,678)	(4,165)	9,780

Balance at January 1, 2011	$2,394	$(18,214)	$(339,364)	$141,969	$(213,215)

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
Operating Leases
     The Company leases certain buildings and equipment under agreements that are classified as operating leases. Rental expense under operating leases was $65,575, $63,759 and $53,072 in 2010, 2009 and 2008, respectively.
     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows: $52,220 in 2011, $43,737 in 2012, $34,304 in 2013, $29,889 in 2014, $26,810 in 2015 and $81,938 thereafter.
     During 2010, the Company entered into sale-leaseback transactions involving four distribution facilities. The facilities are being leased back over terms ranging from three years to twelve years and are classified as operating leases. The Company received net proceeds on the sales of $41,282, resulting in deferred gains of $15,441 which will be amortized over the lease terms.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
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
     During 2010, 2009 and 2008, the Company incurred royalty expense of approximately $12,772, $11,105 and $11,709, respectively.
     Minimum amounts due under the license agreements are approximately $3,796 in 2011, $8,852 in 2012, $8,114 in 2013, $8,086 in 2014 and $8,422 in 2015. In addition to the minimum guaranteed amounts under license agreements, the Company is a party to a partnership agreement which includes a minimum fee of $5,622 for each year from 2011 through 2017.
(12) Intangible Assets and Goodwill
     During 2010, the Company completed the business acquisition of Gear for Sports. The acquisition resulted in the recognition of $108,142 of goodwill and $52,700 of intangible assets, which consisted primarily of college and pro sports license agreements and customer and distributor relationships.
     During 2008, the Company completed two business acquisitions: a sewing operation in Thailand and an embroidery and screen-printing production operation in Honduras, that resulted in the recognition of goodwill of $3,665 and $3,797, respectively.
     None of the preceding business acquisitions were determined by the Company to be material, individually or in the aggregate. As a result, the disclosures and supplemental pro forma information required by ASC805, “Business Combinations,” are not presented.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
(a) Intangible Assets
     The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

		Accumulated	Net Book
	Gross	Amortization	Value
Year ended January 1, 2011:
Intangible assets subject to amortization:
Trademarks and brand names	$195,538	$85,175	$110,363
Licensing agreements	47,600	585	47,015
Customer and distributor relationships	3,200	96	3,104
Computer software	58,494	42,230	16,264
Other intangibles	1,900	24	1,876

	$306,732	$128,110

Net book value of intangible assets			$178,622

		Accumulated	Net Book
	Gross	Amortization	Value
Year ended January 2, 2010:
Intangible assets subject to amortization:
Trademarks and brand names	$192,440	$77,146	$115,294
Computer software	56,356	35,436	20,920

	$248,796	$112,582

Net book value of intangible assets			$136,214

     The amortization expense for intangibles subject to amortization was $12,509, $12,443 and $12,019 for 2010, 2009 and 2008, respectively. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $13,755 in 2011, $13,473 in 2012, $12,996 in 2013, $12,105 in 2014 and $9,632 in 2015. There was no impairment of trademarks in any of the periods presented.
(b) Goodwill
     Goodwill and the changes in those amounts during the period are as follows:

	Innerwear	Outerwear	Hosiery	Direct to Consumer	International	Total
Net book value at January 3, 2009	$219,729	$63,814	$25,173	$255	$13,031	$322,002

Net book value at January 2, 2010	219,729	63,814	25,173	255	13,031	322,002
Acquisition of business	—	108,142	—	—	—	108,142
Other	603	(603)	—	—	—	—

Net book value at January 1, 2011	$220,332	$171,353	$25,173	$255	$13,031	$430,144

     There has been no impairment of goodwill.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
(13) Financial Instruments and Risk Management
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
Mark to Market Hedges — Intercompany Foreign Exchange Transactions
     The Company uses foreign exchange derivative contracts to reduce the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. Mark to market hedge derivatives relating to intercompany foreign exchange contracts are reported in the Consolidated Statements of Cash Flows as cash flow from operating activities. The table below summarizes the U.S. dollar equivalent of commitments to purchase and sell foreign currencies in the Company’s foreign currency mark to market hedge derivative portfolio using the exchange rate at the reporting date as of January 1, 2011 and January 2, 2010.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)

	January 1,	January 2,
	2011	2010
Foreign currency bought (sold):
Canadian dollar	$(8,327)	$(3,420)
Japanese yen	(2,167)	(863)
European euro	—	(2,650)
European euro	—	1,732
Mexican peso	(29,267)	(38,028)
Mexican peso	—	14,061
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
     The Company is required under the 2009 Senior Secured Credit Facility to hedge a portion of its floating rate debt to reduce interest rate risk caused by floating rate debt issuance. To comply with this requirement, in 2010, the Company entered into hedging arrangements whereby it capped the LIBOR interest rate component on an aggregate of $490,735 of the floating rate debt under the Floating Rate Senior Notes at 4.262%. The interest rate cap arrangements, with notional amounts of $240,735 and $250,000, expire in December 2011.
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
     Historically, the principal currencies hedged by the Company include the Euro, Mexican peso, Canadian dollar and Japanese yen. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. The table below summarizes the U.S. dollar equivalent of commitments to

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
purchase and sell foreign currencies in the Company’s foreign currency cash flow hedge derivative portfolio using the exchange rate at the reporting date as of January 1, 2011 and January 2, 2010.

	January 1,	January 2,
	2011	2010
Foreign currency bought (sold):
Canadian dollar	$(43,778)	$(32,955)
Japanese yen	(11,681)	(12,526)
European euro	(28,180)	—
Mexican peso	(10,147)	(16,307)
Cash Flow Hedges — Commodity Derivatives
     Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. The Company is able to lock in the cost of cotton reflected in the price it pays for yarn from its primary yarn suppliers in an attempt to protect the business from the volatility of the market price of cotton. In addition, from time to time, the Company uses commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedge instrument. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The effective portion of commodity hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. The settlement of commodity hedge derivative contracts related to the purchase of inventory is reported in the Consolidated Statements of Cash Flows as cash flow from operating activities. There were no amounts outstanding under cotton futures or cotton option contracts at January 1, 2011 and January 2, 2010.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
Fair Values of Derivative Instruments
     The fair values of derivative financial instruments recognized in the Consolidated Balance Sheets of the Company were as follows:

		Fair Value
		January 1,	January 2,
	Balance Sheet Location	2011	2010
Derivative assets — hedges
Interest rate contracts	Other noncurrent assets	$3	$—
Foreign exchange contracts	Other current assets	408	407

Total derivative assets — hedges		411	407

Derivative assets — non-hedges
Foreign exchange contracts	Other current assets	—	207

Total derivative assets		$411	$614

Derivative liabilities — hedges
Foreign exchange contracts	Accrued liabilities	$(874)	$(107)

Total derivative liabilities — hedges		(874)	(107)

Derivative liabilities — non-hedges
Foreign exchange contracts	Accrued liabilities	(471)	(432)

Total derivative liabilities		$(1,345)	$(539)

Net derivative asset (liability)		$(934)	$75

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
Net Derivative Gain or Loss
     The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

	Amount of Gain (Loss) Recognized in
	Accumulated Other Comprehensive Loss
	(Effective Portion)
	Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Interest rate contracts	$(516)	$20,559	$(66,088)
Foreign exchange contracts	(2,180)	(1,560)	756
Commodity contracts	—	—	(208)

Total	$(2,696)	$18,999	$(65,540)

	Amount of Gain (Loss) Reclassified from
	Accumulated Other Comprehensive Loss into			Location of Gain (Loss)
	Income (Effective Portion)			Reclassified from
	Year Ended			Accumulated Other
	January 1,	January 2,	January 3,	Comprehensive Loss into
	2011	2010	2009	Income (Effective Portion)
Interest rate contracts	$(17,964)	$(1,820)	$(1,176)	Interest expense, net
Interest rate contracts	—	(26,029)	—	Other income (expense)
Foreign exchange contracts	(1,715)	721	(2,025)	Cost of sales
Commodity contracts	—	(95)	473	Cost of sales

Total	$(19,679)	$(27,223)	$(2,728)

     The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated Other Comprehensive Loss of approximately $10,171.
     As disclosed in Note 9, in connection with the amendment and restatement of the 2006 Senior Secured Credit Facility and repayment of the Second Lien Credit Facility in December 2009, all outstanding interest rate hedging instruments which were hedging these underlying debt instruments along with the interest rate hedge instrument related to the Floating Rate Senior Notes were settled for $62,256, of which $40,391 was paid in December 2009 and the remaining $21,865 was included in the “Accounts Payable” line of the Consolidated Balance Sheet at January 2, 2010. The amounts deferred in Accumulated Other Comprehensive Loss associated with the 2006 Senior Secured Credit Facility and Second Lien Credit Facility were released to earnings as the underlying forecasted interest payments were no longer probable of occurring, which resulted in recognition of losses totaling $26,029 that are included in the “Other Expense (Income)” line of the Consolidated Statement of Income. The amounts deferred in Accumulated Other Comprehensive Loss associated with the Floating Rate Senior Notes interest rate hedge were frozen at the termination date and will be amortized over the original remaining term of the interest rate hedge instrument. The unamortized balance in Accumulated Other Comprehensive Loss was $17,043 as of January 1, 2011.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
     The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income. The Company recognized gains (losses) related to ineffectiveness of hedging relationships in 2010 of $6 related to interest rate contracts. The Company recognized gains (losses) related to ineffectiveness of hedging relationships in 2009 of $161, consisting of $152 for interest rate contracts and $9 for foreign exchange contracts. The Company recognized gains (losses) related to ineffectiveness of hedging relationships in 2008 of $(323), consisting of $(149) for interest rate contracts and $(174) for foreign exchange contracts.
     The effect of mark to market hedge derivative instruments on the Consolidated Statements of Income is as follows:

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Year Ended
	Recognized in Income	January 1,	January 2,	January 3,
	on Derivative	2011	2010	2009
Foreign exchange contracts	Selling, general and administrative expenses	$(2,073)	$3,846	$(6,691)

Total		$(2,073)	$3,846	$(6,691)

(14) Fair Value of Assets and Liabilities
     Fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. A three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is utilized for disclosing the fair value of the Company’s assets and liabilities. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
     As of January 1, 2011 and January 2, 2010, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates and defined benefit pension plan investment assets. The fair values of cotton derivatives are determined based on quoted prices in public markets and are categorized as Level 1. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. The fair values of defined benefit pension plan investments include: U.S. equity securities, certain foreign equity securities and debt securities that are determined based on quoted prices in public markets categorized as Level 1 certain foreign equity securities and debt securities that are determined based on inputs readily available in public markets or can be derived from information available in publicly quoted markets categorized as Level 2, and investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists that are classified as Level 3. There were no changes during 2010 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. The hedge fund of funds and real estate investments have varying redemption terms of monthly, quarterly and annually, and have required notification periods ranging from 45 to 90 days.
     As of January 1, 2011, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.
     The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of January 1, 2011
	Quoted Prices In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Defined benefit pension plan investment assets:
Hedge fund of funds	$—	$—	$275,650
U.S. equity securities	157,661	—	—
Foreign equity securities	36,889	27,423	—
Debt securities	5,433	106,311	—
Real estate	—	—	23,180
Cash and other	2,621	—	—

	202,604	133,734	298,830
Derivative contracts:
Interest rate derivative contracts	—	3	—
Foreign exchange derivative contracts	—	408	—
Foreign exchange derivative contracts	—	(1,345)	—

	—	(934)	—

Total	$202,604	$132,800	$298,830

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)

	Assets (Liabilities) at Fair Value as of January 2, 2010
	Quoted Prices In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Defined benefit pension plan investment assets:
Hedge fund of funds	$—	$—	$255,212
U.S. equity securities	143,603	—	—
Foreign equity securities	37,815	26,978	—
Debt securities	4,775	108,839	—
Real estate	—	—	19,990
Cash and other	15,378	—	—

	201,571	135,817	275,202

Derivative contracts:
Foreign exchange derivative contracts	—	614	—
Foreign exchange derivative contracts	—	(539)	—

	—	75	—

Total	$201,571	$135,892	$275,202

     The table below sets forth a summary of changes in the fair value of the Level 3 investment assets in 2010 and 2009.

	Hedge fund of
	funds	Real estate
Balance at January 3, 2009	$242,060	$27,975
Actual return on assets	33,152	(7,985)
Sale of assets	(20,000)	—

Balance at January 2, 2010	$255,212	$19,990

Actual return on assets	20,438	3,190
Sale of assets	—	—

Balance at January 1, 2011	$275,650	$23,180

Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of January 1, 2011 and January 2, 2010. The fair value of debt was $2,060,828 and $1,881,868 as of January 1, 2011 and January 2, 2010 and had a carrying value of $2,080,735 and $1,892,235, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable approximated fair value as of January 1, 2011 and January 2, 2010, primarily due to the short-term nature of these instruments.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
(15) Defined Benefit Pension Plans
     At January 1, 2011, the Company’s pension plans consisted of the Hanesbrands Inc. Pension Plan, various nonqualified retirement plans and international plans. Benefits under the Hanesbrands Inc. Pension Plan were frozen effective December 31, 2005.
     The annual cost (income) incurred by the Company for these defined benefit plans in 2010, 2009 and 2008, was $14,806, $21,293 and $(11,801), respectively. The components of net periodic benefit cost and other amounts recognized in other comprehensive loss of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Service cost	$1,225	$1,198	$1,136
Interest cost	49,337	50,755	51,412
Expected return on assets	(44,094)	(39,832)	(64,549)
Settlement cost	139	—	—
Amortization of:
Prior service cost	26	26	39
Net actuarial loss	8,173	9,146	161

Net periodic benefit cost (income)	$14,806	$21,293	$(11,801)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	$6,605	$(11,947)	$300,127
Prior service cost	(26)	(26)	(140)

Total recognized in other comprehensive loss (income)	6,579	(11,973)	299,987

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$21,385	$9,320	$288,186

     The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011 are $9,111 and $29, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
     The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	January 1,	January 2,
	2011	2010
Accumulated benefit obligation:
Beginning of year	$899,208	$854,414
Service cost	1,225	1,198
Interest cost	49,337	50,755
Benefits paid	(56,859)	(57,782)
Impact of exchange rate change	1,939	2,711
Settlements	(1,284)	(5,394)
Actuarial loss	38,055	53,306

End of year	931,621	899,208

Fair value of plan assets:
Beginning of year	612,590	564,705
Actual return on plan assets	67,624	92,805
Employer contributions	11,956	16,052
Benefits paid	(56,859)	(57,782)
Settlements	(1,284)	(5,744)
Impact of exchange rate change	1,141	2,554

End of year	635,168	612,590

Funded status	$(296,453)	$(286,618)

     In the fourth quarter of 2010, the Company recognized a one-time out of period adjustment resulting from a review of census data for the Hanesbrands Inc. Pension Plan, which reduced the accumulated benefit obligation by $18,892 and accumulated other comprehensive loss by $11,359 (net of taxes). The impact of the adjustment was not considered material to any current year or prior year periods.
     The total accumulated benefit obligation and the accumulated benefit obligation and fair value of plan assets for the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	January 1,	January 2,
	2011	2010
Accumulated benefit obligation	$931,621	$899,208
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	931,621	898,997
Fair value of plan assets	635,168	612,317

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
     Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	January 1,	January 2,
	2011	2010
Noncurrent assets	$—	$51
Current liabilities	(2,177)	(3,591)
Noncurrent liabilities	(294,276)	(283,078)
Accumulated other comprehensive loss	(339,846)	(332,370)
     Amounts recognized in accumulated other comprehensive loss consist of:

	January 1,	January 2,
	2011	2010
Prior service cost	$139	$165
Actuarial loss	339,707	332,205

	$339,846	$332,370

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

	January 1,	January 2,	January 3,
	2011	2010	2009
Net periodic benefit cost:
Discount rate	5.78%	6.11%	6.34%
Long-term rate of return on plan assets	7.48	7.41	8.03
Rate of compensation increase (1)	3.70	3.38	3.63
Plan obligations:
Discount rate	5.27%	5.78%	6.11%
Rate of compensation increase (1)	3.75	3.70	3.38

(1)	The compensation increase assumption applies to the international plans and portions of the nonqualified retirement plans, as benefits under these plans were not frozen at January 1, 2011, January 2, 2010 and January 3, 2009.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
(b) Plan Assets, Expected Benefit Payments, and Funding
     The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	January 1,	January 2,
	2011	2010
Asset category:
Hedge fund of funds	43%	42%
U.S. equity securities	25	23
Debt securities	18	19
Foreign equity securities	10	11
Real estate	4	3
Cash and other	—	2
     The Company’s asset strategy and primary investment objective are to maximize the principal value of the plan assets to meet current and future benefit obligations to plan participants and their beneficiaries. To accomplish this goal, the assets of the plan are broadly diversified to protect against large investment losses and to reduce the likelihood of excessive volatility of returns. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, third-party investment management firms with complementary investment styles and philosophies to implement these allocations. The Company has established a target asset allocation based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical data, prospective capital market returns and forecasted liabilities of the plans. The target asset allocation approximates the actual asset allocation as of January 1, 2011. In addition to volatility protection, diversification enables the assets of the plan the best opportunity to provide adequate returns in order to meet the Company’s investment return objectives. These objectives include, over a rolling five-year period, to achieve a total return which exceeds the required actuarial rate of return for the plan and to outperform a passive portfolio, consisting of a similar asset allocation.
     The Company utilizes market data or assumptions that market participants would use in pricing the pension plan assets. Effective January 2, 2010, the Company adopted new pension disclosure rules. In accordance with these rules, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is utilized for disclosing the fair value of the Company’s pension plan assets. At January 1, 2011, the Company had $202,604 classified as Level 1 assets, $133,734 classified as Level 2 assets and $298,830 classified as Level 3 assets. At January 2, 2010, the Company had $201,571 classified as Level 1 assets, $135,817 classified as Level 2 assets and $275,202 classified as Level 3 assets. The Level 1 assets consisted primarily of U.S. equity securities, certain debt securities, certain foreign equity securities and cash and cash equivalents, Level 2 assets consisted primarily of certain debt securities and certain foreign equity securities, and Level 3 assets consisted primarily of hedge fund of funds and real estate investments. Refer to Note 14 for the Company’s complete disclosure of the fair value of pension plan assets.
     The Company expects to make a $7 million to $9 million contribution to the Hanesbrands Inc. Pension Plan in 2011 based on a preliminary calculation by its actuary. Expected benefit payments are as follows: $50,993 in 2011, $50,430 in 2012, $50,341 in 2013, $52,510 in 2014, $53,392 in 2015 and $280,310 thereafter.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
(16) Income Taxes
     The provision for income tax computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Income before income tax expense:
Domestic	12.1%	(142.8)%	0.6%
Foreign	87.9	242.8	99.4

	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes	1.2	(3.4)	0.6
Tax on remittance of foreign earnings	2.5	33.9	1.5
Foreign taxes less than U.S. statutory rate	(24.5)	(46.4)	(16.3)
Change in state effective tax rate	—	(14.1)	—
Employee benefits	1.3	10.6	0.6
Change in valuation allowance	3.0	(9.9)	2.1
Release of unrecognized tax benefit reserves	(8.8)	—	—
Other, net	(0.1)	6.3	(1.5)

Taxes at effective worldwide tax rates	9.6%	12.0%	22.0%

     Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended January 1, 2011
Domestic	$(14,268)	$17,340	$3,072
Foreign	23,157	(8,077)	15,080
State	(2,245)	6,531	4,286

	$6,644	$15,794	$22,438

Year ended January 2, 2010
Domestic	$—	$6,727	$6,727
Foreign	15,783	(9,503)	6,280
State	362	(6,376)	(6,014)

	$16,145	$(9,152)	$6,993

Year ended January 3, 2009
Domestic	$13,531	$(3,672)	$9,859
Foreign	20,285	4,264	24,549
State	3,497	(2,037)	1,460

	$37,313	$(1,445)	$35,868

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)

	Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Cash payments for income taxes	$23,350	$15,163	$32,767
     Cash payments above represent cash tax payments made by the Company primarily in foreign jurisdictions.
     The deferred tax assets and liabilities at the respective year-ends were as follows:

	January 1,	January 2,
	2011	2010
Deferred tax assets:
Nondeductible reserves	$5,165	$10,962
Inventories	93,972	84,964
Property and equipment	—	6,266
Intangibles	135,438	156,696
Bad debt allowance	11,404	13,170
Accrued expenses	13,049	11,590
Employee benefits	170,247	160,671
Tax credits	11,064	11,312
Net operating loss and other tax carryforwards	41,864	40,192
Derivatives	7,204	13,976
Other	16,305	6,275

Gross deferred tax assets	505,712	516,074
Less valuation allowances	(27,064)	(21,556)

Deferred tax assets	478,648	494,518

Deferred tax liabilities:
Property and equipment	4,204	—
Prepaids	5,473	2,718

Deferred tax liabilities	9,677	2,718

Net deferred tax assets	$468,971	$491,800

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
     The valuation allowance for deferred tax assets as of January 1, 2011 and January 2, 2010 was $27,064 and $21,556, respectively. The net change in the total valuation allowance for 2010 was $5,508 which, including foreign currency fluctuations, related to foreign loss carryforwards generated partially offset by favorable financial performance in certain foreign jurisdictions. The net change in the total valuation allowance for 2009 was $(2,171) which, including foreign currency fluctuations, consisted of a release of $(6,816) related to favorable financial performance in certain foreign jurisdictions partially offset by foreign loss carryforwards generated.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
     The valuation allowance at January 1, 2011 and January 2, 2010 relates to deferred tax assets established for foreign loss carryforwards of $25,560 and $21,556, respectively.
     At January 1, 2011, the Company has total net operating loss carryforwards of approximately $113,223 for foreign jurisdictions, which will expire as follows:

Fiscal Year:
2011	$3,188
2012	5,724
2013	23,925
2014	9,503
2015	11,979
Thereafter	58,904
     At January 1, 2011, the Company had tax credit carryforwards totaling $11,064 which expire after 2019.
     At January 1, 2011, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. If these earnings had not been permanently reinvested, deferred taxes of approximately $231,000 would have been recognized in the Consolidated Financial Statements.
     The Company and Sara Lee entered into a tax sharing agreement in connection with the spin off of the Company from Sara Lee on September 5, 2006. In accordance with section 2.12 of the tax sharing agreement, the Company recorded a liability of approximately $15,000 to Sara Lee for amounts related to income generated prior to the spin off from Sara Lee which were repatriated in periods since the spin off. The liability is included in Accounts payable in the Consolidated Balance Sheet as of January 1, 2011 resulting in a reduction to Additional paid-in capital. Except for amounts reflected in this Note 16, to the best of the Company’s knowledge, there are no other amounts owed to or from Sara Lee under the tax sharing agreement.
     In 2010, the Company recognized a benefit of $20,504 which resulted from a change in estimate associated with the remeasurement of unrecognized tax benefit accruals and the determination that certain tax positions had been effectively settled following the finalization of tax reviews and audits for amounts less than originally estimated. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next twelve months due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company currently does not expect any changes for unrecognized tax benefits accrued at January 1, 2011 within the next twelve months.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 3, 2009	$25,182
Additions based on tax positions related to the current year	12,677
Additions for tax positions of prior years	2,520
Reductions for tax positions of prior years	(450)

Balance at January 2, 2010	$39,929
Additions based on tax positions related to the current year	10,312
Reductions for tax positions of prior years	(20,504)

Balance at January 1, 2011	$29,737

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
     Included in unrecognized tax benefits are $29,737 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $1,386, $1,010 and $647 for interest and penalties classified as income tax expense in the Consolidated Statement of Income for 2010, 2009 and 2008, respectively. At January 1, 2011 and January 2, 2010, the Company had a total of $4,687 and $2,377, respectively, of interest and penalties accrued related to unrecognized tax benefits.
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
     Under the tax sharing agreement with Sara Lee discussed above, within 180 days after Sara Lee filed its final consolidated tax return for the period that included September 5, 2006, Sara Lee was required to deliver to the Company a computation of the amount of deferred taxes attributable to the Company’s United States and Canadian operations that would be included on the Company’s opening balance sheet as of September 6, 2006 (“as finally determined”) which has been done. The Company has the right to participate in the computation of the amount of deferred taxes. Under the tax sharing agreement, if substituting the amount of deferred taxes as finally determined for the amount of estimated deferred taxes that were included on that balance sheet at the time of the spin off causes a decrease in the net book value reflected on that balance sheet, then Sara Lee will be required to pay the Company the amount of such decrease. If such substitution causes an increase in the net book value reflected on that balance sheet, then the Company will be required to pay Sara Lee the amount of such increase. For purposes of this computation, the Company’s deferred taxes are the amount of deferred tax benefits (including deferred tax consequences attributable to deductible temporary differences and carryforwards) that would be recognized as assets on the Company’s balance sheet computed in accordance with GAAP, but without regard to valuation allowances, less the amount of deferred tax liabilities (including deferred tax consequences attributable to taxable temporary differences) that would be recognized as liabilities on the Company’s opening balance sheet computed in accordance with GAAP, but without regard to valuation allowances. Neither the Company nor Sara Lee will be required to make any other payments to the other with respect to deferred taxes.
     Based on the Company’s computation of the final amount of deferred taxes for the Company’s opening balance sheet as of September 6, 2006, the amount that is expected to be collected from Sara Lee based on the Company’s computation of $72,223, which reflects a preliminary cash installment received from Sara Lee of $18,000, is included as a receivable in Other current assets in the Consolidated Balance Sheet as of January 1, 2011 and January 2, 2010. The Company and Sara Lee exchanged information in connection with this matter, but Sara Lee disagreed with the Company’s computation. In accordance with the dispute resolution provisions of the tax sharing agreement, in August 2009, the Company submitted the dispute to binding arbitration. The arbitration process is ongoing, and the Company will continue to prosecute its claim. The Company does not believe that the resolution of this dispute will have a material impact on the Company’s financial position, results of operations or cash flows.
(17) Stockholders’ Equity
     The Company is authorized to issue up to 500,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and the Company’s board of directors may, without stockholder approval, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At January 1, 2011 and January 2, 2010, 96,207 and 95,397 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding. Included within the 50,000 shares of preferred stock, 500 shares are designated Junior

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
Participating Preferred Stock, Series A (the “Series A Preferred Stock”) and reserved for issuance upon the exercise of rights under the rights agreement described below.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
(18) Business Segment Information
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

	Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Net sales:
Innerwear	$2,012,922	$1,833,616	$1,947,167
Outerwear	1,259,935	1,051,735	1,196,155
Hosiery	166,780	185,710	217,391
Direct to Consumer	377,847	369,739	370,163
International	509,229	437,804	496,170
Other	—	12,671	21,724

Total net sales	$4,326,713	$3,891,275	$4,248,770

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)

	Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Segment operating profit (loss):
Innerwear	$263,368	$234,352	$223,420
Outerwear	77,656	53,050	66,149
Hosiery	53,583	61,070	68,696
Direct to Consumer	25,880	37,178	44,541
International	59,368	44,688	64,349
Other	—	(2,164)	328

Total segment operating profit	479,855	428,174	467,483
Items not included in segment operating profit (loss):
General corporate expenses	(63,158)	(75,127)	(45,177)
Amortization of trademarks and other identifiable intangibles	(12,509)	(12,443)	(12,019)
Restructuring	—	(53,888)	(50,263)
Inventory write-offs included in cost of sales	—	(4,135)	(18,696)
Accelerated depreciation included in cost of sales	—	(8,641)	(23,862)
Accelerated depreciation included in selling, general and administrative expenses	—	(3,084)	14

Total operating profit	404,188	270,856	317,480
Other (expense) income	(20,221)	(49,301)	634
Interest expense, net	(150,236)	(163,279)	(155,077)

Income before income tax expense	$233,731	$58,276	$163,037

	January 1,	January 2,
	2011	2010
Assets:
Innerwear	$1,269,839	$1,101,632
Outerwear	828,142	707,118
Hosiery	71,496	83,662
Direct to Consumer	88,623	80,243
International	278,757	221,504
Other	—	1,622

	2,536,857	2,195,781
Corporate (1)	1,253,145	1,130,783

Total assets	$3,790,002	$3,326,564

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)

	Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Depreciation and amortization expense:
Innerwear	$35,095	$36,328	$39,949
Outerwear	21,709	21,988	25,092
Hosiery	2,627	3,831	5,778
Direct to Consumer	6,116	5,621	3,713
International	2,096	2,071	2,288
Other	—	169	802

	67,643	70,008	77,622
Corporate	18,969	26,747	37,523

Total depreciation and amortization expense	$86,612	$96,755	$115,145

	Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Additions to long-lived assets:
Innerwear	$49,319	$49,061	$70,808
Outerwear	38,000	59,048	84,412
Hosiery	550	711	781
Direct to Consumer	11,679	8,914	11,152
International	2,543	1,504	2,693
Other	—	16	46

	102,091	119,254	169,892
Corporate	4,149	7,571	17,065

Total additions to long-lived assets	$106,240	$126,825	$186,957

(1)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.
     Sales to Wal-Mart, Target and Kohl’s were substantially in the Innerwear and Outerwear segments and represented 26%, 17% and 6% of total sales in 2010, respectively.
     Worldwide sales by product category for Innerwear, Outerwear and Hosiery were $2,616,865, $1,485,152 and $224,696, respectively, in 2010.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
(19) Geographic Area Information

	Years Ended or at
	January 1, 2011		January 2, 2010		January 3, 2009
		Long-Lived		Long-Lived		Long-Lived
	Sales	Assets	Sales	Assets	Sales	Assets
United States	$3,819,296	$176,035	$3,447,751	$185,821	$3,748,382	$237,841
Mexico	77,104	2,004	65,832	1,672	68,453	7,097
Central America and the Caribbean Basin	3,905	265,625	10,419	260,564	13,550	232,625
Japan	96,543	485	94,037	240	98,251	311
Canada	144,154	5,159	124,197	5,084	139,971	4,817
Europe	66,543	464	59,679	520	93,560	489
Brazil	57,078	792	44,957	678	44,197	500
China	15,246	138,254	10,197	114,100	9,397	72,654
Other	46,844	42,436	34,206	34,147	33,009	31,855

	$4,326,713	$631,254	$3,891,275	$602,826	$4,248,770	$588,189

     The net sales by geographic region is attributed by customer location.
(20) Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
2010
Net sales	$927,840	$1,075,852	$1,173,362	$1,149,659	$4,326,713
Gross profit	327,430	374,806	363,875	348,658	1,414,769
Net income (loss)	36,513	85,412	61,312	28,056	211,293
Basic earnings (loss) per share	0.38	0.89	0.64	0.29	2.19
Diluted earnings (loss) per share	0.37	0.87	0.63	0.29	2.16
2009
Net sales	$857,841	$986,022	$1,058,673	$988,739	$3,891,275
Gross profit	257,876	327,391	356,680	323,327	1,265,274
Net income	(19,328)	30,555	41,138	(1,082)	51,283
Basic earnings per share	(0.20)	0.32	0.43	(0.01)	0.54
Diluted earnings per share	(0.20)	0.32	0.43	(0.01)	0.54
     The amounts above include the impact of restructuring as described in Note 22 to the consolidated financial statements.
(21) Consolidating Financial Information
     In accordance with the indenture governing the Company’s $500,000 Floating Rate Senior Notes issued on December 14, 2006, the indenture governing the Company’s $500,000 8% Senior Notes issued on December 10, 2009 and the indenture governing the Company’s $1,000,000 6.375% Senior Notes issued on November 9, 2010 (together, the “Indentures”), certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Floating Rate Senior Notes, the 8% Senior Notes and the 6.375% Senior Notes, respectively. The following presents the condensed consolidating financial information separately for:

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
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
     The Floating Rate Senior Notes, the 8% Senior Notes and the 6.375% Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary, each of which is wholly owned, directly or indirectly, by Hanesbrands Inc. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

	Consolidating Statement of Income Year Ended January 1, 2011
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$4,018,341	$470,527	$3,025,488	$(3,187,643)	$4,326,713
Cost of sales	3,268,900	187,657	2,672,497	(3,217,110)	2,911,944

Gross profit	749,441	282,870	352,991	29,467	1,414,769
Selling, general and administrative expenses	793,210	99,636	116,713	1,022	1,010,581

Operating profit (loss)	(43,769)	183,234	236,278	28,445	404,188
Equity in earnings (loss) of subsidiaries	396,080	155,925	—	(552,005)	—
Other expense	20,221	—	—	—	20,221
Interest expense, net	138,746	(90)	11,584	(4)	150,236

Income (loss) before income tax expense (benefit)	193,344	339,249	224,694	(523,556)	233,731
Income tax expense (benefit)	(17,949)	27,625	12,762	—	22,438

Net income (loss)	$211,293	$311,624	$211,932	$(523,556)	$211,293

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)

	Condensed Consolidating Balance Sheet
	January 1, 2011
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$17,535	$2,039	$24,097	$—	$43,671
Trade accounts receivable less allowances	50,375	35,256	417,612	—	503,243
Inventories	954,073	100,435	355,908	(87,697)	1,322,719
Deferred tax assets and other current assets	255,880	13,480	8,894	(216)	278,038

Total current assets	1,277,863	151,210	806,511	(87,913)	2,147,671

Property, net	118,596	47,842	464,816	—	631,254
Trademarks and other identifiable intangibles, net	16,006	141,635	20,981	—	178,622
Goodwill	232,882	124,214	73,048	—	430,144
Investments in subsidiaries	1,542,231	886,349	—	(2,428,580)	—
Deferred tax assets and other noncurrent assets	115,500	350,862	146,859	(210,910)	402,311

Total assets	$3,303,078	$1,702,112	$1,512,215	$(2,727,403)	$3,790,002

Liabilities and Stockholders’ Equity
Accounts payable	$243,169	$17,198	$152,002	$—	$412,369
Accrued liabilities	150,831	55,502	69,979	(9)	276,303
Notes payable	—	—	50,678	—	50,678
Current portion of debt	—	—	90,000	—	90,000

Total current liabilities	394,000	72,700	362,659	(9)	829,350

Long-term debt	1,990,735	—	—	—	1,990,735
Other noncurrent liabilities	355,669	35,072	16,502	—	407,243

Total liabilities	2,740,404	107,772	379,161	(9)	3,227,328
Stockholders’ equity	562,674	1,594,340	1,133,054	(2,727,394)	562,674

Total liabilities and stockholders’ equity	$3,303,078	$1,702,112	$1,512,215	$(2,727,403)	$3,790,002

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
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
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended January 1, 2011
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$381,450	$162,475	$139,614	$(550,485)	$133,054

Investing activities:
Purchases of property, plant and equipment	(25,813)	(11,403)	(69,024)	—	(106,240)
Acquisition of business, net of cash acquired	—	(222,878)	—	—	(222,878)
Proceeds from sales of assets	44,269	—	1,373	—	45,642
Other	(519)	—	—	—	(519)

Net cash provided by (used in) investing activities	17,937	(234,281)	(67,651)	—	(283,995)

Financing activities:
Borrowings on notes payable	—	—	1,394,782	—	1,394,782
Repayments on notes payable	—	—	(1,411,295)	—	(1,411,295)
Payments to amend and refinance credit facilities	(23,833)	—	—	—	(23,833)
Borrowings on revolving loan facility	2,228,500	—	—	—	2,228,500
Repayments on revolving loan facility	(2,280,000)	—	—	—	(2,280,000)
Repayment of debt under 2009 Senior Secured Credit Facility	(750,000)	—	—	—	(750,000)
Issuance of 6.375% Senior Notes	1,000,000	—	—	—	1,000,000
Borrowings on Accounts Receivable Securitization Facility	—	—	207,290	—	207,290
Repayments on Accounts Receivable Securitization Facility	—	—	(217,290)	—	(217,290)
Proceeds from stock options exercised	5,938	—	—	—	5,938
Other	1,639	—	(46)	—	1,593
Net transactions with related entities	(576,901)	72,199	(45,783)	550,485	—

Net cash provided by (used in) financing activities	(394,657)	72,199	(72,342)	550,485	155,685

Effect of changes in foreign exchange rates on cash	—	—	(16)	—	(16)

Increase (decrease) in cash and cash equivalents	4,730	393	(395)	—	4,728
Cash and cash equivalents at beginning of year	12,805	1,646	24,492	—	38,943

Cash and cash equivalents at end of year	$17,535	$2,039	$24,097	$—	$43,671

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended January 2, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$170,296	$497,035	$140,743	$(393,570)	$414,504

Investing activities:
Purchases of property, plant and equipment	(21,442)	(8,036)	(97,347)	—	(126,825)
Proceeds from sales of assets	32,931	—	5,034	—	37,965
Other	(148)	16	—	148	16

Net cash provided by (used in) investing activities	11,341	(8,020)	(92,313)	148	(88,844)

Financing activities:
Borrowings on notes payable	—	—	1,628,764	—	1,628,764
Repayments on notes payable	—	—	(1,624,139)	—	(1,624,139)
Incurrence of debt under 2009 Senior Secured Credit Facility	750,000	—	—	—	750,000
Payments to amend and refinance credit facilities	(71,826)	—	(3,150)	—	(74,976)
Borrowings on revolving loan facility	2,034,026	—	—	—	2,034,026
Repayments on revolving loan facility	(1,982,526)	—	—	—	(1,982,526)
Repayment of debt under 2006 Senior Secured Credit Facility	(990,250)	(450,000)	—	—	(1,440,250)
Issuance of 8% Senior Notes	500,000	—	—	—	500,000
Repurchase of Floating Rate Senior Notes	(2,788)	—	—	—	(2,788)
Borrowings on Accounts Receivable Securitization Facility	—	—	183,451	—	183,451
Repayments on Accounts Receivable Securitization Facility	—	—	(326,068)	—	(326,068)
Proceeds from stock options exercised	1,179	—	—	—	1,179
Other	(815)	—	(32)	—	(847)
Net transactions with related entities	(422,042)	(39,724)	68,344	393,422	—

Net cash provided by (used in) financing activities	(185,042)	(489,724)	(72,830)	393,422	(354,174)

Effect of changes in foreign exchange rates on cash	—	—	115	—	115

Decrease in cash and cash equivalents	(3,405)	(709)	(24,285)	—	(28,399)
Cash and cash equivalents at beginning of year	16,210	2,355	48,777	—	67,342

Cash and cash equivalents at end of year	$12,805	$1,646	$24,492	$—	$38,943

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended January 3, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$18,786	$139,463	$319,393	$(300,245)	$177,397

Investing activities:
Purchases of property, plant and equipment	(32,129)	(10,813)	(144,015)	—	(186,957)
Acquisition of businesses, net of cash acquired	—	—	(14,655)	—	(14,655)
Proceeds from sales of assets	20,612	38	4,358	—	25,008
Other	2,047	(91)	(1,772)	(828)	(644)

Net cash used in investing activities	(9,470)	(10,866)	(156,084)	(828)	(177,248)

Financing activities:
Borrowings on notes payable	—	—	602,627	—	602,627
Repayments on notes payable	—	—	(560,066)	—	(560,066)
Payments to amend credit facilities	(48)	(10)	(11)	—	(69)
Borrowings on revolving loan facility	791,000	—	—	—	791,000
Repayments on revolving loan facility	(791,000)	—	—	—	(791,000)
Repayment of debt under 2006 Senior Secured Credit Facility	(125,000)	—	—	—	(125,000)
Repurchase of Floating Rate Senior Notes	(4,354)	—	—	—	(4,354)
Borrowings on Accounts Receivable Securitization Facility	—	—	20,944	—	20,944
Repayments on Accounts Receivable Securitization Facility	—	—	(28,327)	—	(28,327)
Proceeds from stock options exercised	2,191	—	—	—	2,191
Stock repurchases	(30,275)	—	—	—	(30,275)
Transaction with Sara Lee Corporation	18,000	—	—	—	18,000
Other	(395)	—	(14)	—	(409)
Net transactions with related entities	62,299	(132,561)	(230,811)	301,073	—

Net cash provided by (used in) financing activities	(77,582)	(132,571)	(195,658)	301,073	(104,738)

Effect of changes in foreign exchange rates on cash	—	—	(2,305)	—	(2,305)

Decrease in cash and cash equivalents	(68,266)	(3,974)	(34,654)	—	(106,894)
Cash and cash equivalents at beginning of year	84,476	6,329	83,431	—	174,236

Cash and cash equivalents at end of year	$16,210	$2,355	$48,777	$—	$67,342

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
(22) Restructuring
     The Company has restructured its supply chain over the past three years to create more efficient production clusters that utilize fewer, larger facilities and to balance production capability between the Western Hemisphere and Asia. With its global supply chain infrastructure in place, the Company is focused long-term on optimizing its supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements. The Company consolidated its distribution network by implementing new warehouse management systems and technology and adding new distribution centers and new third-party logistics providers to replace parts of its legacy distribution network, including relocating distribution capacity to its West Coast distribution facility in California in order to expand capacity for goods it sources from Asia.
     The reported results for 2010, 2009 and 2008 reflect amounts recognized for restructuring actions, including the impact of certain actions that were completed for amounts more favorable than previously estimated. The impact of restructuring efforts on income before income tax expense is summarized as follows:

	Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Restructuring programs:
Year ended January 2, 2010 restructuring actions	$—	$46,216	$—
Year ended January 3, 2009 restructuring actions	—	17,833	87,117
Year ended December 29, 2007 restructuring actions	—	4,631	8,661
Six months ended December 30, 2006 and prior restructuring actions	—	1,068	(2,971)

	$—	$69,748	$92,807

     The following table illustrates where the costs associated with these actions are recognized in the Consolidated Statements of Income:

	Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Cost of sales	$—	$12,776	$42,558
Selling, general and administrative expenses	—	3,084	(14)
Restructuring	—	53,888	50,263

	$—	$69,748	$92,807

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
     Components of the restructuring actions are as follows:

	Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Accelerated depreciation	$—	$11,725	$23,848
Inventory write-offs	—	4,135	18,696
Fixed asset impairments	—	7,503	8,993
Employee termination and other benefits	—	23,941	34,409
Noncancelable lease and other contractual obligations and other	—	22,444	6,861

	$—	$69,748	$92,807

     Rollforward of accrued restructuring is as follows:

	Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Beginning accrual	$22,399	$21,793	$23,350
Restructuring expenses	—	45,720	49,198
Cash payments	(16,357)	(42,282)	(41,185)
Adjustments to restructuring expenses	—	(2,832)	(9,570)

Ending accrual	$6,042	$22,399	$21,793

     The accrual balance as of January 1, 2011 is comprised of $6,036 in current accrued liabilities and $6 in other noncurrent liabilities. The $6,036 in current accrued liabilities consists of $2,713 for employee termination and other benefits and $3,323 for noncancelable lease and other contractual obligations. The $6 in other noncurrent liabilities primarily consists of noncancelable lease and other contractual obligations.
     Adjustments to previous estimates resulted from actual costs to settle obligations being lower than expected. The adjustments were reflected in the “Restructuring” line of the Consolidated Statements of Income.
Year Ended January 2, 2010 Actions
     During 2009, the Company approved actions to close eight manufacturing facilities, three distribution centers, a yarn warehouse and a cotton warehouse in the Dominican Republic, the United States, Costa Rica, Honduras, Puerto Rico and Canada, and eliminate an aggregate of approximately 4,100 positions in those countries and El Salvador. The production capacity represented by the manufacturing facilities has been primarily relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to the Company’s West Coast distribution center in California in order to expand capacity for goods the Company sources from Asia. In addition, approximately 300 management and administrative positions were eliminated, with the majority of these positions based in the United States. The Company recorded charges of $46,216 in 2009, related to these actions. The Company recognized $25,038 for employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group, $9,204 for accelerated depreciation of buildings and equipment, $6,071 for noncancelable lease and other contractual obligations related to the closure of certain manufacturing facilities, $3,529 for fixed asset impairments related to the closure of certain manufacturing facilities, $1,635 for write-offs of stranded raw materials and work in process inventory determined

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
not to be salvageable or cost-effective to relocate related to the closure of certain manufacturing facilities and $739 for other exit costs. These charges are reflected in the “Restructuring,” “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income. As of January 1, 2011, the severance obligation remaining in accrued restructuring on the Consolidated Balance Sheet was $1,928. The noncancelable lease and other contractual obligations remaining in accrued restructuring on the Consolidated Balance Sheet as of January 1, 2011 was $192.
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
Year Ended January 3, 2009 Actions
     During 2008, the Company approved actions to close 11 manufacturing facilities and three distribution centers and eliminate approximately 6,800 positions in Mexico, the United States, Costa Rica, Honduras and El Salvador. The production capacity represented by the manufacturing facilities has been relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to the Company’s West Coast distribution facility in California in order to expand capacity for goods the Company sources from Asia. In addition, approximately 200 management and administrative positions were eliminated, with the majority of these positions based in the United States. All actions were substantially completed within a 12-month period. The Company recorded charges of $87,117 in the year ended January 3, 2009. The Company recognized $37,190 which represents employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group, $18,696 for write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of certain manufacturing facilities, $14,457 for accelerated depreciation of buildings and equipment, $8,495 for noncancelable leases, other contractual obligations and other charges related to the closure of certain manufacturing facilities and $8,279 for fixed asset impairments related to the closure of certain manufacturing facilities. These charges are reflected in the “Restructuring,” “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statement of Income. As of January 1, 2011, the severance obligation remaining in accrued restructuring on the Consolidated Balance Sheet was $785. The lease termination and other contractual obligations remaining in accrued restructuring on the Consolidated Balance Sheet as of January 1, 2011 was $3,089.
     During 2009, the Company recognized additional charges, as well as credits for certain actions which were completed for amounts more favorable than previously estimated, associated with facility closures announced in 2008, resulting in a decrease of $17,833 to income before income tax expense. In 2009, the Company recognized charges of $7,628 for noncancelable lease and other contractual obligations associated with plant closures announced in 2008, charges of $7,620 for other exit costs, charges of $2,732 for fixed asset impairments related to the closure of certain manufacturing facilities and charges of $2,411 for write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of certain manufacturing facilities. The Company recognized credits of $836 for employee termination and other benefits resulting from actual costs to settle obligations being lower than expected and credits of $1,722 to accelerated depreciation as a result of proceeds from sales of fixed assets to which accelerated depreciation was

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(amounts in thousands, except per share data)
previously charged exceeding previous estimates. These charges and credits are reflected in the “Restructuring,” and “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income.
   Year Ended December 29, 2007 Restructuring Actions
     During 2007, the Company, in connection with its consolidation and globalization strategy, approved actions to close 16 manufacturing facilities and three distribution centers in the Dominican Republic, Mexico, the United States, Brazil and Canada. All actions were substantially completed within a 12-month period. The net impact of these actions was to reduce income before income tax expense by $70,050 in the year ended December 29, 2007. As of January 1, 2011, there was no remaining severance obligation on the Consolidated Balance Sheet. The lease termination and other contractual obligations remaining in accrued restructuring on the Consolidated Balance Sheet as of January 1, 2011 was $48.
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