Form 10-Q
period 2011-04-02
Hanesbrands Inc.
filed 2011-04-28
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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

As of April 22, 2011, there were 96,516,768 shares of the registrant’s common stock outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, statements under the headings “Outlook for 2011” and “Business and Industry Trends” and other information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements.

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended January 1, 2011, particularly under the caption “Risk Factors.”

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended January 1, 2011, particularly under the caption “Risk Factors.” We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

We make available free of charge at www.hanesbrands.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. By referring to our corporate website, www.hanesbrands.com, or any of our other websites, we do not incorporate any such website or its contents into this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended
	April 2,	April 3,
	2011	2010

Net sales	$1,036,410	$927,840
Cost of sales	681,885	600,410

Gross profit	354,525	327,430
Selling, general and administrative expenses	252,682	241,718

Operating profit	101,843	85,712
Other expenses	601	1,406
Interest expense, net	41,105	37,495

Income before income tax expense	60,137	46,811
Income tax expense	12,028	10,298

Net income	$48,109	$36,513

Earnings per share:
Basic	$0.49	$0.38
Diluted	$0.49	$0.37
Weighted average shares outstanding:
Basic	97,194	96,326
Diluted	98,589	97,493

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	April 2,	January 1,
	2011	2011

Assets
Cash and cash equivalents	$64,804	$43,671
Trade accounts receivable less allowances of $17,482 at April 2, 2011 and $19,192 at January 1, 2011	547,121	503,243
Inventories	1,541,730	1,322,719
Deferred tax assets and other current assets	280,787	278,038

Total current assets	2,434,442	2,147,671

Property, net	633,132	631,254
Trademarks and other identifiable intangibles, net	176,594	178,622
Goodwill	430,144	430,144
Deferred tax assets and other noncurrent assets	402,617	402,311

Total assets	$4,076,929	$3,790,002

Liabilities and Stockholders’ Equity
Accounts payable	$471,432	$412,369
Accrued liabilities	299,921	276,303
Notes payable	29,431	50,678
Current portion of debt	142,336	90,000

Total current liabilities	943,120	829,350

Long-term debt	2,095,735	1,990,735
Other noncurrent liabilities	417,951	407,243

Total liabilities	3,456,806	3,227,328

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 96,516,768 at April 2, 2011 and 96,207,025 at January 1, 2011	965	962
Additional paid-in capital	299,166	294,829
Retained earnings	528,208	480,098
Accumulated other comprehensive loss	(208,216)	(213,215)

Total stockholders’ equity	620,123	562,674

Total liabilities and stockholders’ equity	$4,076,929	$3,790,002

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarter Ended
	April 2,	April 3,
	2011	2010

Operating activities:
Net income	$48,109	$36,513
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	18,068	19,710
Amortization of intangibles	3,619	3,126
Write-off on early extinguishment of debt	—	686
Amortization of debt issuance costs	2,649	3,319
Amortization of loss on interest rate hedge	3,302	4,824
Stock compensation expense	2,548	3,268
Deferred taxes and other	2,314	1,506
Changes in assets and liabilities:
Accounts receivable	(42,160)	10,771
Inventories	(215,004)	(133,140)
Other assets	(2,413)	3,157
Accounts payable	58,602	20,927
Accrued liabilities and other	19,331	(13,629)

Net cash used in operating activities	(101,035)	(38,962)

Investing activities:
Purchases of property, plant and equipment	(25,411)	(28,224)
Proceeds from sales of assets	12,081	40,388
Other	—	(519)

Net cash provided by (used in) investing activities	(13,330)	11,645

Financing activities:
Borrowings on notes payable	222,149	297,134
Repayments on notes payable	(243,518)	(301,195)
Borrowings on Accounts Receivable Securitization Facility	94,677	91,000
Repayments on Accounts Receivable Securitization Facility	(42,341)	(102,807)
Borrowings on Revolving Loan Facility	1,023,000	514,500
Repayments on Revolving Loan Facility	(918,000)	(466,000)
Payments to amend credit facilities	(3,569)	—
Proceeds from stock options exercised	2,425	36
Repayment of debt under 2009 Senior Secured Credit Facility	—	(1,875)
Other	162	(76)

Net cash provided by financing activities	134,985	30,717

Effect of changes in foreign exchange rates on cash	513	277

Increase in cash and cash equivalents	21,133	3,677
Cash and cash equivalents at beginning of year	43,671	38,943

Cash and cash equivalents at end of period	$64,804	$42,620

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

Fair Value Disclosures

In January 2010, the Financial Accounting Standards Board issued new accounting rules related to the disclosure requirements for fair value measurements. The new accounting rules require new disclosures regarding significant transfers between Levels 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The new accounting rules also clarify existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The new accounting rules were effective for the Company in the first quarter of 2010, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures were effective for the Company in the first quarter of 2011. The adoption of these new rules did not have a material impact on the Company’s financial condition, results of operations or cash flows but resulted in certain additional disclosures reflected in Note 8.

(3)	Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the quarters ended April 2, 2011 and April 3, 2010. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

stock method. The reconciliation of basic to diluted weighted average shares outstanding for the quarters ended April 2, 2011 and April 3, 2010 is as follows:

	Quarter Ended
	April 2,	April 3,
	2011	2010

Basic weighted average shares outstanding	97,194	96,326
Effect of potentially dilutive securities:
Stock options	1,051	619
Restricted stock units	344	547
Employee stock purchase plan and other	—	1

Diluted weighted average shares outstanding	98,589	97,493

For the quarters ended April 2, 2011 and April 3, 2010, options to purchase 225 and 2,898 shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

(4)	Trade Accounts Receivable

Allowances for Trade Accounts Receivable

The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions for the quarter ended April 2, 2011 are as follows:

		Allowance
	Allowance	for
	for	Chargebacks
	Doubtful	and Other
	Accounts	Deductions	Total

Balance at January 1, 2011	$11,116	$8,076	$19,192
Charged to expenses	(1,419)	1,538	119
Deductions and write-offs	(220)	(1,609)	(1,829)

Balance at April 2, 2011	$9,477	$8,005	$17,482

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

Sales of Accounts Receivable

The Company has entered into agreements to sell selected trade accounts receivable to financial institutions. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution services and collects these accounts receivable directly from the customer. Net proceeds of these accounts receivable sale programs are recognized in the Condensed Consolidated Statements of Cash Flows as part of operating cash flows. The Company recognized funding fees of $601 and $489 during the quarters ended April 2, 2011 and April 3, 2010, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Condensed Consolidated Statement of Income.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(5)	Inventories

Inventories consisted of the following:

	April 2,	January 1,
	2011	2011

Raw materials	$173,209	$155,744
Work in process	116,207	109,304
Finished goods	1,252,314	1,057,671

	$1,541,730	$1,322,719

(6)	Debt

The Company had the following debt at April 2, 2011 and January 1, 2011:

	Interest
	Rate as of	Principal Amount
	April 2,	April 2,	January 1,
	2011	2011	2011	Maturity Date

Revolving Loan Facility	3.48%	105,000	—	December 2015
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
8% Senior Notes	8.00%	500,000	500,000	December 2016
Floating Rate Senior Notes	3.83%	490,735	490,735	December 2014
Accounts Receivable Securitization Facility	1.50%	142,336	90,000	March 2012

		2,238,071	2,080,735
Less current maturities		142,336	90,000

		$2,095,735	$1,990,735

As of April 2, 2011, the Company had $105,000 outstanding under the $600,000 revolving credit facility (the “Revolving Loan Facility”) under the senior secured credit facility that it entered into in 2006 and amended and restated in December 2009 (as amended and restated, the “2009 Senior Secured Credit Facility”), $14,157 of standby and trade letters of credit issued and outstanding under this facility and $480,843 of borrowing availability.

In February 2011, the Company amended the 2009 Senior Secured Credit Facility, which includes the Revolving Loan Facility, to reflect improved debt ratings. This amendment reduced the interest rate, extended the maturity date by two years to December 10, 2015, and increased the flexibility of debt covenants and the use of excess cash flow. In addition, the commitment fee for the unused portion of revolving loan commitments was reduced from 75 basis points to 50 basis points. Further, the applicable margin pricing grid for the loans, which varies based on the Company’s Leverage Ratio (as defined below), was reduced by 125 basis points at each applicable Leverage Ratio level.

Pursuant to this amendment, the ratio of total debt to EBITDA (the “Leverage Ratio”) that the Company may not exceed was increased from 4.00 to 1 for each fiscal quarter ending between October 16, 2010 and April 15, 2011 to 4.50 to 1, and will decline over time to 3.75 to 1. Also, the minimum ratio of EBITDA to consolidated total interest expense (the “Interest Coverage Ratio”) that the Company is required to maintain was decreased from 3.25 to 1 for each fiscal quarter ending between July 16, 2011 and October 15, 2012 to 3.00 to 1 and will increase over time to 3.25 to 1. In addition, the Company will be required to maintain a maximum ratio of senior secured indebtedness to EBITDA (the “Senior Secured Leverage Ratio”), which for each fiscal quarter ending between October 16, 2010 and October 15, 2012 cannot exceed 2.50 to 1, and will decline over time to 2.00 to 1. The methods of calculating all of the components used in these ratios are

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

included in the 2009 Senior Secured Credit Facility. This amendment also significantly increased the flexibility of the indebtedness, investment and restricted payments baskets and use of excess cash flow under the 2009 Senior Secured Credit Facility. The Company incurred $2,969 in debt amendment fees in connection with the amendment, which will be amortized over the term of the 2009 Senior Secured Credit Facility.

In January 2011, the Company amended the accounts receivable securitization facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”) to provide for two of the subsidiaries acquired by the Company in the Gear for Sports acquisition, in addition to the Company, to sell, on a revolving basis, certain domestic trade receivables pursuant to this facility. Prior to this amendment, the Accounts Receivable Securitization Facility contained the same financial ratio provisions as those contained in the 2009 Senior Secured Credit Facility. Pursuant to this amendment, the Company is required to maintain the financial ratios and other financial covenants contained from time to time in the 2009 Senior Secured Credit Facility, provided that any changes to such covenants after the date of this amendment will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the managing agents under the Accounts Receivable Securitization Facility or their affiliates. This amendment also provided for certain other amendments to the Accounts Receivable Securitization Facility, including extending the termination date to March 31, 2011. In connection with this amendment, certain fees were due to the managing agents and certain fees payable to the committed purchasers and the conduit purchasers were decreased.

The Company also amended the Accounts Receivable Securitization Facility in March 2011. In order to take greater advantage of favorable interest rates, the amount of funding available under the Accounts Receivable Securitization Facility, which was initially $250,000 and which the Company reduced to $150,000 effective February 2010, was increased to $225,000. This amendment also provided for certain other amendments to the Accounts Receivable Securitization Facility, including extending the termination date to March 16, 2012. In addition, certain of the factors that contribute to the overall availability of funding were modified in a manner that, taken together, could result in an increase in the amount of funding that will be available under the facility. The Company incurred $600 in debt amendment fees in connection with the amendment, which will be amortized over the term of the Accounts Receivable Securitization Facility.

During the quarter ended April 3, 2010, the Company recognized $686 of a write-off on early extinguishment of debt related to unamortized debt issuance costs on the Accounts Receivable Securitization Facility as a result of the reduction in borrowing capacity from $250,000 to $150,000. The Company also recognized $231 in additional charges related to the amendments of credit facilities in 2009 during the quarter ended April 3, 2010. These charges are reflected in the “Other expenses” line of the Condensed Consolidated Statements of Income.

As of April 2, 2011, the Company was in compliance with all financial covenants under its credit facilities.

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

Mark to Market Hedges — Intercompany Foreign Exchange Transactions

The Company uses foreign exchange derivative contracts to reduce the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. Mark to market hedge derivatives relating to intercompany foreign exchange contracts are reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. As of April 2, 2011, the U.S. dollar equivalent of commitments to purchase and sell foreign currencies in the Company’s foreign currency mark to market hedge derivative portfolio was $3,752 and $43,052, respectively, using the exchange rate at the reporting date.

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

Historically, the principal currencies hedged by the Company include the Euro, Mexican peso, Canadian dollar and Japanese yen. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. As of April 2, 2011, the U.S. dollar equivalent of commitments to sell foreign currencies in the Company’s foreign currency cash flow hedge derivative portfolio was $70,559, using the exchange rate at the reporting date.

Cash Flow Hedges — Commodity Derivatives

Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. The Company is able to lock in the cost of cotton reflected in the price it pays for yarn from its primary yarn suppliers in an attempt to protect its business from the volatility of the market price of cotton. In addition, from time to time, the Company uses commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedge instrument. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. There were no amounts outstanding under cotton futures or cotton option contracts at April 2, 2011 and January 1, 2011.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Fair Values of Derivative Instruments

The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

		Fair Value
		April 2,	January 1,
	Balance Sheet Location	2011	2011

Derivative assets — hedges
Interest rate contracts	Other noncurrent assets	$—	$3
Foreign exchange contracts	Other current assets	207	408

Total derivative assets — hedges		207	411

Derivative assets — non-hedges
Foreign exchange contracts	Other current assets	96	—

Total derivative assets		$303	$411

Derivative liabilities — hedges
Foreign exchange contracts	Accrued liabilities	(2,775)	(874)

Total derivative liabilities — hedges		(2,775)	(874)

Derivative liabilities — non-hedges
Foreign exchange contracts	Accrued liabilities	(819)	(471)

Total derivative liabilities		$(3,594)	$(1,345)

Net derivative liability		$(3,291)	$(934)

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

				Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in		Location of	Accumulated
	Accumulated Other		Gain (Loss)	Other Comprehensive
	Comprehensive Loss		Reclassified from	Loss into Income
	(Effective Portion)		Accumulated Other	(Effective Portion)
	Quarter Ended		Comprehensive	Quarter Ended
	April 2,	April 3,	Loss into Income	April 2,	April 3,
	2011	2010	(Effective Portion)	2011	2010

Interest rate contracts	$(3)	$(170)	Interest expense, net	$(3,389)	$(4,857)
Foreign exchange contracts	(2,154)	(931)	Cost of sales	(658)	(777)

Total	$(2,157)	$(1,101)		$(4,047)	$(5,634)

The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated Other Comprehensive Loss of approximately $6,981. The amounts deferred in Accumulated Other Comprehensive Loss associated with a Floating Rate Senior Notes interest rate hedge that was terminated at the time the Company entered into the 2009 Senior Secured Credit Facility were frozen at the termination date and will be

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

amortized over the original remaining term of the interest rate hedge instrument. The unamortized balance in Accumulated Other Comprehensive Loss was $13,741 as of April 2, 2011.

The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income. The Company recognized losses related to ineffectiveness of hedging relationships in the quarter ended April 2, 2011 for foreign exchange contracts of $3. The Company recognized gains related to ineffectiveness of hedging relationships in the quarter ended April 3, 2010 for foreign exchange contracts of $9.

The effect of mark to market hedge derivative instruments on the Condensed Consolidated Statements of Income is as follows:

		Amount of Gain (Loss)
		Recognized in Income
	Location of Gain (Loss)	Quarter Ended
	Recognized in Income	April 2,	April 3,
	on Derivative	2011	2010

Foreign exchange contracts	Selling, general and administrative expenses	$(1,672)	$(2,044)

Total		$(1,672)	$(2,044)

(8)	Fair Value of Assets and Liabilities

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

As of April 2, 2011, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis. The fair values of interest rate derivatives are determined with pricing models using LIBOR interest rate curves, spreads, volatilities and other relevant information developed using market data and are categorized as Level 2. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2.

There were no changes during the quarter ended April 2, 2011 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended April 2, 2011. As of April 2, 2011, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis. The Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a non-recurring basis that were measured at fair value during the quarter ended April 2, 2011.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of
	April 2, 2011
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Foreign exchange derivative contracts	$—	$303	$—
Foreign exchange derivative contracts	—	(3,594)	—

Total	$—	$(3,291)	$—

	Assets (Liabilities) at Fair Value as of
	January 1, 2011
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Foreign exchange derivative contracts	$—	$408	$—
Foreign exchange derivative contracts	—	(1,345)	—
Interest rate derivative contracts	—	3	—

Total	$—	$(934)	$—

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of April 2, 2011 and January 1, 2011. The fair value of debt was $2,260,148 and $2,060,828 as of April 2, 2011 and January 1, 2011 and had a carrying value of $2,238,071 and $2,080,735, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable approximated fair value as of April 2, 2011 and January 1, 2011, primarily due to the short-term nature of these instruments.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(9)	Comprehensive Income

The Company’s comprehensive income is as follows:

	Quarter Ended
	April 2,	April 3,
	2011	2010

Net income	$48,109	$36,513
Translation adjustments	3,863	511
Amortization of loss on interest rate hedge, net of tax of $1,317 and $1,924, respectively	1,985	2,900
Net unrealized loss on qualifying cash flow hedges, net of tax of $(562) and $(116), respectively	(850)	(175)
Amounts amortized into net periodic cost:
Prior service cost, net of tax of $3 and $3, respectively	4	4
Actuarial loss, net of tax of $908 and $860, respectively	1,370	1,297

Comprehensive income	$54,481	$41,050

(10)	Income Taxes

The Company’s effective income tax rate was 20% and 22% for the quarters ended April 2, 2011 and April 3, 2010, respectively. The lower effective income tax rate for the quarter ended April 2, 2011 compared to the quarter ended April 3, 2010 is primarily attributable to a higher proportion of earnings attributed to foreign subsidiaries, which are taxed at rates lower than the U.S. statutory rate, in the quarter ended April 2, 2011 than in the quarter ended April 3, 2010, partially offset by a one-time benefit of $3 million in the quarter ended April 3, 2010 resulting from the finalization of tax reviews and audits for amounts that were less than originally anticipated.

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Based on the Company’s computation of the final amount of deferred taxes for the Company’s opening balance sheet as of September 6, 2006, the amount that is expected to be collected from Sara Lee based on the Company’s computation of $72,223, which reflects a preliminary cash installment received from Sara Lee of $18,000, is included as a receivable in “Deferred tax assets and other current assets” in the Condensed Consolidated Balance Sheets as of April 2, 2011 and January 1, 2011. The Company and Sara Lee exchanged information in connection with this matter, but Sara Lee disagreed with the Company’s computation. In accordance with the dispute resolution provisions of the tax sharing agreement, in August 2009, the Company submitted the dispute to binding arbitration. The arbitration process is ongoing, and the Company will continue to prosecute its claim. The Company does not believe that the resolution of this dispute will have a material impact on the Company’s financial position, results of operations or cash flows.

Under section 2.12 of the tax sharing agreement with Sara Lee discussed above, in 2010, the Company recorded a liability of approximately $15,000 to Sara Lee for amounts related to income generated prior to the spin off from Sara Lee which were repatriated in periods since the spin off. The liability is included in Accounts payable in the Condensed Consolidated Balance sheets as of April 2, 2011 and January 1, 2011 with the resulting offset recorded as a reduction to Additional paid-in capital. Except for the amounts reflected in this Note 10, to the best of the Company’s knowledge, there are no other amounts owed to or from Sara Lee under the tax sharing agreement.

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

The types of products and services from which each reportable segment derives its revenues are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of women’s intimate apparel, men’s underwear, kids’ underwear and socks.

•	Outerwear sells basic branded products that are primarily seasonal in nature under the product categories of casualwear and activewear, as well as licensed logo apparel in collegiate bookstores and other channels.

•	Hosiery sells products in categories such as pantyhose, knee highs and tights.

•	Direct to Consumer includes the Company’s value-based (“outlet”) stores and Internet operations which sell products from the Company’s portfolio of leading brands. The Company’s Internet operations are supported by its catalogs.

•	International primarily relates to the Latin America, Asia, Canada, Europe and South America geographic locations which sell products that span across the Innerwear, Outerwear and Hosiery reportable segments.

The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, amortization of trademarks and other identifiable intangibles and restructuring and related accelerated depreciation charges and inventory write-offs. The accounting policies of the segments are consistent with those described in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 1,

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

2011. Certain prior year segment operating profit disclosures have been revised to conform to the current year presentation. These changes were primarily the result of the Company’s decision to cease allocating certain compensation related expenses to the segments.

	Quarter Ended
	April 2,	April 3,
	2011	2010

Net sales:
Innerwear	$451,336	$450,817
Outerwear	330,671	241,848
Hosiery	44,602	47,908
Direct to Consumer	82,798	84,492
International	127,003	102,775

Total net sales	$1,036,410	$927,840

	Quarter Ended
	April 2,	April 3,
	2011	2010

Segment operating profit:
Innerwear	$59,416	$77,497
Outerwear	25,505	5,500
Hosiery	16,270	19,421
Direct to Consumer	366	1,035
International	20,163	10,843

Total segment operating profit	121,720	114,296
Items not included in segment operating profit:
General corporate expenses	(16,258)	(25,458)
Amortization of trademarks and other identifiable intangibles	(3,619)	(3,126)

Total operating profit	101,843	85,712
Other expenses	(601)	(1,406)
Interest expense, net	(41,105)	(37,495)

Income before income tax expense	$60,137	$46,811

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended
	April 2,	April 3,
	2011	2010

Depreciation and amortization expense:
Innerwear	$9,434	$8,849
Outerwear	5,174	5,020
Hosiery	480	795
Direct to Consumer	1,700	1,325
International	503	562

	17,291	16,551
Corporate	4,396	6,285

Total depreciation and amortization expense	$21,687	$22,836

	Quarter Ended
	April 2,	April 3,
	2011	2010

Additions to long-lived assets:
Innerwear	$10,974	$12,871
Outerwear	10,143	10,282
Hosiery	100	106
Direct to Consumer	2,677	3,692
International	626	720

	24,520	27,671
Corporate	891	553

Total additions to long-lived assets	$25,411	$28,224

(12)	Consolidating Financial Information

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

	Condensed Consolidating Statement of Income
	Quarter Ended April 2, 2011
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$955,692	$140,413	$905,734	$(965,429)	$1,036,410
Cost of sales	761,596	65,638	763,676	(909,025)	681,885

Gross profit	194,096	74,775	142,058	(56,404)	354,525
Selling, general and administrative expenses	185,593	33,351	33,735	3	252,682

Operating profit (loss)	8,503	41,424	108,323	(56,407)	101,843
Equity in earnings (loss) of subsidiaries	79,224	87,101	—	(166,325)	—
Other expenses	601	—	—	—	601
Interest expense, net	38,645	(22)	2,494	(12)	41,105

Income (loss) before income tax expense	48,481	128,547	105,829	(222,720)	60,137
Income tax expense	372	5,864	5,792	—	12,028

Net income (loss)	$48,109	$122,683	$100,037	$(222,720)	$48,109

	Condensed Consolidating Statement of Income
	Quarter Ended April 3, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$898,723	$96,174	$683,403	$(750,460)	$927,840
Cost of sales	724,315	36,373	597,156	(757,434)	600,410

Gross profit	174,408	59,801	86,247	6,974	327,430
Selling, general and administrative expenses	187,237	26,222	27,936	323	241,718

Operating profit (loss)	(12,829)	33,579	58,311	6,651	85,712
Equity in earnings (loss) of subsidiaries	85,690	36,869	—	(122,559)	—
Other expenses	1,406	—	—	—	1,406
Interest expense, net	34,170	(22)	3,347	—	37,495

Income (loss) before income tax expense	37,285	70,470	54,964	(115,908)	46,811
Income tax expense	772	5,611	3,915	—	10,298

Net income (loss)	$36,513	$64,859	$51,049	$(115,908)	$36,513

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	April 2, 2011
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$19,798	$1,891	$43,115	$—	$64,804
Trade accounts receivable less allowances	88,499	32,337	426,285	—	547,121
Inventories	1,138,701	111,672	430,384	(139,027)	1,541,730
Deferred tax assets and other current assets	261,321	11,384	9,348	(1,266)	280,787

Total current assets	1,508,319	157,284	909,132	(140,293)	2,434,442

Property, net	115,029	48,403	469,700	—	633,132
Trademarks and other identifiable intangibles, net	15,228	140,579	20,787	—	176,594
Goodwill	232,882	124,214	73,048	—	430,144
Investments in subsidiaries	1,594,238	974,381	—	(2,568,619)	—
Deferred tax assets and other noncurrent assets	71,783	383,247	162,528	(214,941)	402,617

Total assets	$3,537,479	$1,828,108	$1,635,195	$(2,923,853)	$4,076,929

Liabilities and Stockholders’ Equity
Accounts payable	$266,274	$13,867	$191,291	$—	$471,432
Accrued liabilities	196,903	32,854	70,187	(23)	299,921
Notes payable	—	—	29,431	—	29,431
Current portion of debt	—	—	142,336	—	142,336

Total current liabilities	463,177	46,721	433,245	(23)	943,120

Long-term debt	2,095,735	—	—	—	2,095,735
Other noncurrent liabilities	358,444	35,791	23,716	—	417,951

Total liabilities	2,917,356	82,512	456,961	(23)	3,456,806
Stockholders’ equity	620,123	1,745,596	1,178,234	(2,923,830)	620,123

Total liabilities and stockholders’ equity	$3,537,479	$1,828,108	$1,635,195	$(2,923,853)	$4,076,929

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Quarter Ended April 2, 2011
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(52,846)	$62,802	$55,337	$(166,328)	$(101,035)

Investing activities:
Purchases of property, plant and equipment	(3,425)	(3,469)	(18,517)	—	(25,411)
Proceeds from sales of assets	29	—	12,052	—	12,081

Net cash used in investing activities	(3,396)	(3,469)	(6,465)	—	(13,330)

Financing activities:
Borrowings on notes payable	—	—	222,149	—	222,149
Repayments on notes payable	—	—	(243,518)	—	(243,518)
Borrowings on Accounts Receivable Securitization Facility	—	—	94,677	—	94,677
Repayments on Accounts Receivable Securitization Facility	—	—	(42,341)	—	(42,341)
Borrowings on Revolving Loan Facility	1,023,000	—	—	—	1,023,000
Repayments on Revolving Loan Facility	(918,000)	—	—	—	(918,000)
Payments to amend credit facilities	(2,969)	—	(600)	—	(3,569)
Proceeds from stock options exercised	2,425	—	—	—	2,425
Other	175	—	(13)	—	162
Net transactions with related entities	(46,126)	(59,481)	(60,721)	166,328	—

Net cash provided by (used in) financing activities	58,505	(59,481)	(30,367)	166,328	134,985

Effect of changes in foreign exchange rates on cash	—	—	513	—	513

Increase (decrease) in cash and cash equivalents	2,263	(148)	19,018	—	21,133
Cash and cash equivalents at beginning of year	17,535	2,039	24,097	—	43,671

Cash and cash equivalents at end of period	$19,798	$1,891	$43,115	$—	$64,804

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Quarter Ended April 3, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(26,461)	$37,414	$72,646	$(122,561)	$(38,962)

Investing activities:
Purchases of property, plant and equipment	(6,721)	(3,291)	(18,212)	—	(28,224)
Proceeds from sales of assets	39,755	—	633	—	40,388
Other	(519)	—	—	—	(519)

Net cash provided by (used in) investing activities	32,515	(3,291)	(17,579)	—	11,645

Financing activities:
Borrowings on notes payable	—	—	297,134	—	297,134
Repayments on notes payable	—	—	(301,195)	—	(301,195)
Borrowings on Accounts Receivable Securitization Facility	—	—	91,000	—	91,000
Repayments on Accounts Receivable Securitization Facility	—	—	(102,807)	—	(102,807)
Borrowings on Revolving Loan Facility	514,500	—	—	—	514,500
Repayments on Revolving Loan Facility	(466,000)	—	—	—	(466,000)
Proceeds from stock options exercised	36	—	—	—	36
Repayment of debt under 2009 Senior Secured Credit Facility	(1,875)	—	—	—	(1,875)
Other	(65)	—	(11)	—	(76)
Net transactions with related entities	(56,146)	(34,225)	(32,190)	122,561	—

Net cash provided by (used in) financing activities	(9,550)	(34,225)	(48,069)	122,561	30,717

Effect of changes in foreign exchange rates on cash	—	—	277	—	277

Increase (decrease) in cash and cash equivalents	(3,496)	(102)	7,275	—	3,677
Cash and cash equivalents at beginning of year	12,805	1,646	24,492	—	38,943

Cash and cash equivalents at end of period	$9,309	$1,544	$31,767	$—	$42,620

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended January 1, 2011, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K.

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

Our operations are managed and reported in five operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Hosiery, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses but the segments share a common supply chain and media and marketing platforms. Certain prior year segment operating profit disclosures have been revised to conform to the current year presentation. These changes were primarily the result of our decision to cease allocating certain compensation related expenses to the segments.

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

Outlook for 2011

After a strong performance in 2010, which continued in the first quarter of 2011, in an uncertain and volatile economic environment, we expect continued double-digit growth in 2011 with projected net sales of approximately $4.9 billion to $5.0 billion compared to $4.33 billion in 2010. The primary drivers of this growth are expected to be price increases, partially offset by demand elasticity, a full year of the Gear for Sports acquisition contributing approximately five points of growth and net shelf-space gains and increases in consumer spending each contributing another one to two points of growth in net sales.

Because of expected systemic cost inflation in 2011 as described below, particularly for cotton, energy and labor, we expect to take price increases throughout the year as warranted by cost inflation, including multiple increases already put in place through late summer and further price increases that we expect to take in the fourth quarter of 2011. The timing and frequency of price increases will vary by product category, channel of trade, and country, with some increases as frequently as quarterly. The magnitude of price increases also will vary by product category. Demand elasticity effects, which could be significant for higher double-digit price increases implemented later in 2011, should be manageable and is expected to have a muted impact in 2011.

For 2011, we believe we know the majority of our costs, with cotton prices locked in for the full year. Our current 2011 earnings expectations assume we will continue to realize efficiency savings from our supply chain optimization of approximately $40 million and eliminate the majority of excess 2010 costs of $25 million to $30 million to service the strong sales growth; continued investment in trade and media spending consistent with our historical rate of $90 million to $100 million; slightly higher interest expense; and a higher full-year tax rate that could range from a percentage in the teens to the low 20s.

As a result of the cost inflation and higher product pricing, we expect a negative impact on our cash flow from higher working capital, in particular higher accounts receivable and inventories, partially offset by higher inventory turns. We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year.

Business and Industry Trends

Inflation and Changing Prices

The economic environment in which we are operating continues to be uncertain and volatile, which could have unanticipated adverse effects on our business during 2011 and beyond. We are seeing a sustained increase in various input costs, such as cotton and oil-related materials, utilities, freight and wages, which impacted our results in 2010 and will continue to do so throughout 2011. The estimated impact of cost inflation could be in the range of $250 million to $300 million higher in 2011 over 2010. Rising demand for cotton resulting from the economic recovery, weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton caused cotton prices to surge upward during 2010 and early 2011. After taking into consideration the cotton costs currently in our finished goods inventory and cotton prices we have locked in, we expect the average cost of cotton will continue to increase throughout 2011 and exceed $1.00 per pound for the full year, which would have a negative impact of approximately $150 million when compared to 2010. The first quarter of 2011 reflects, and the second quarter of 2011 will reflect, an average cost of 83 cents per pound. These estimates do not include the cotton impact on the cost of sourced goods.

Although we have sold our yarn operations and nearly 40% of our business, such as bras, sheer hosiery and portions of our activewear categories, is not cotton-based, we are still exposed to fluctuations in the cost of cotton. As of April 2, 2011, the price of cotton had risen 35% since the end of 2010. During 2010, cotton prices hit their highest levels in 140 years. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. However, our business can be affected by dramatic movements in cotton prices. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold.

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

Given the systemic cost inflation that the apparel industry is currently experiencing, many apparel retailers and manufacturers have announced they are implementing price increases in 2011 in order to maintain satisfactory margins. Higher raw material costs, including cotton, and higher labor costs overseas are the primary reasons that price increases are needed to manage the inflated costs.

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

Anticipating changes in and managing our operations in response to consumer preferences remains an important element of our business. In recent years, we have experienced changes in our net sales and cash flows in accordance with changes in consumer preferences and trends. For example, we expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences. The Hosiery segment only comprised 4% of our net sales in 2010 however, and as a result, the decline in the Hosiery segment has not had a significant impact on our net sales, revenues or cash flows. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

Highlights from the First Quarter Ended April 2, 2011

•	Total net sales in the first quarter of 2011 were $1.04 billion, compared with $928 million in the first quarter of 2010, representing a 12% increase.

•	Operating profit was $102 million in the first quarter of 2011, compared with $86 million in the first quarter of 2010. As a percent of sales, operating profit was 9.8% in the first quarter of 2011 compared to 9.2% in the first quarter of 2010.

•	Diluted earnings per share were $0.49 in the first quarter of 2011, compared with $0.37 in the first quarter of 2010.

•	Gross capital expenditures were $25 million during the first quarter of 2011, compared with $28 million in the first quarter of 2010. Proceeds from sales of assets were $12 million in the first quarter of 2011 compared to $40 million in the first quarter of 2010.

Condensed Consolidated Results of Operations — First Quarter Ended April 2, 2011 Compared with First Quarter Ended April 3, 2010

	Quarter Ended
	April 2,	April 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$1,036,410	$927,840	$108,570	11.7%
Cost of sales	681,885	600,410	81,475	13.6

Gross profit	354,525	327,430	27,095	8.3
Selling, general and administrative expenses	252,682	241,718	10,964	4.5

Operating profit	101,843	85,712	16,131	18.8
Other expenses	601	1,406	(805)	(57.3)
Interest expense, net	41,105	37,495	3,610	9.6

Income before income tax expense	60,137	46,811	13,326	28.5
Income tax expense	12,028	10,298	1,730	16.8

Net income	$48,109	$36,513	$11,596	31.8%

Net Sales

	Quarter Ended
	April 2,	April 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$1,036,410	$927,840	$108,570	11.7%

Consolidated net sales were higher by $109 million or 12% in the first quarter of 2011 compared to the first quarter of 2010. The first quarter of 2011 is our fifth consecutive quarter of growth, reflecting net sales from Gear for Sports, which was acquired in the fourth quarter of 2010, price increases, positive retail sell-through and continued space gains at retailers. Gear for Sports contributed approximately 5% of sales growth, while approximately 5% of growth was driven by price increases and 2% of growth related to space gains, positive retail sell-through and foreign currency exchange rates.

Our three largest segments continued to demonstrate strong growth in net sales, and Outerwear and International delivered high double digit sales growth. Outerwear, International and Innerwear segment net sales were higher by $89 million (37%) and $24 million (24%) and $1 million (< 1%), respectively, in the first quarter of 2011 compared to the first quarter of 2010. Outerwear’s segment net sales include Gear for Sports, which contributed 19% of the segment’s growth for the first quarter of 2011. Hosiery and Direct to Consumer segment net sales were lower by $3 million (7%) and $2 million (2%), respectively, in the first quarter of 2011 compared to the first quarter of 2010.

International segment net sales were higher by 24% in the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of sales growth in Asia, Europe and Brazil, which reflect price increases, space gains and a favorable impact of $6 million related to foreign currency exchange rates due to the strengthening of the Japanese yen, Canadian dollar, Brazilian real and Mexican peso compared to the U.S. dollar. International segment net sales were higher by 17% in the first quarter of 2011 compared to the first quarter of 2010 after excluding the impact of foreign exchange rates on currency.

Gross Profit

	Quarter Ended
	April 2,	April 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Gross profit	$354,525	$327,430	$27,095	8.3%

As a percent of net sales, our gross profit was 34.2% in the first quarter of 2011 compared to 35.3% in the first quarter of 2010. Our results in the first quarter of 2011 benefited primarily from price increases and higher sales volumes and were negatively impacted by cost inflation, particularly cotton and energy and oil-related materials.

Our gross profit was higher by $27 million in the first quarter of 2011 compared to the first quarter of 2010 due primarily to higher product pricing of $42 million, higher sales volume of $27 million, lower other manufacturing costs of $6 million, savings from our prior restructuring actions of $5 million as we ramp up our low-cost facilities, a one-time termination fee of $5 million related to a royalty license agreement, a favorable impact related to foreign currency exchange rates of $3 million and lower start-up and shut-down costs of $3 million associated with the consolidation and globalization of our supply chain. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Japanese yen, Canadian dollar, Brazilian real and Mexican peso compared to the U.S. dollar.

Our gross profit was negatively impacted by $35 million of higher input costs, higher sales incentives of $17 million, higher excess and obsolete inventory costs of $7 million and higher costs of $6 million primarily related to incremental costs to service higher demand. The higher input costs were primarily attributable to higher cotton costs of $24 million, vendor price increases and higher costs related to energy and oil-related materials. Our sales incentives were higher in dollars due to higher sales volume, and as a percentage of sales, sales incentives were only slightly higher compared to the first quarter of 2010. Our excess and obsolete inventory costs were higher primarily in our intimate apparel categories as a result of the timing of specific retailer program discontinuations.

The cotton prices reflected in our results were 83 cents per pound in the first quarter of 2011 compared to 52 cents per pound in the first quarter of 2010. After taking into consideration the cotton costs currently included in our finished goods inventory and cotton prices we have locked in, we expect the average cost of cotton to continue to increase throughout the full year of 2011. We continue to see higher prices for cotton and oil-related materials in the market, which will impact our results for the remainder of 2011. Because of expected systemic cost inflation in 2011, particularly cotton, we expect to take price increases throughout 2011 and certain increases began to take effect during the first quarter of 2011. The timing and size of price increases will vary by product category.

Selling, General and Administrative Expenses

	Quarter Ended
	April 2,	April 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$252,682	$241,718	$10,964	4.5%

Our selling, general and administrative expenses were $11 million higher in the first quarter of 2011 compared to the first quarter of 2010. The higher selling, general and administrative expenses were primarily attributable to incremental costs of $12 million, which are included in the amounts discussed below, resulting from the acquisition of Gear for Sports in the fourth quarter of 2010. As a percent of net sales our selling, general and administrative expenses were 24.4% in the first quarter of 2011 compared to 26.1% in the first quarter of 2010.

We incurred higher selling and other marketing expenses of $10 million and higher distribution expenses of $5 million, partially offset by lower pension expense of $2 million in the first quarter of 2011 compared to the first quarter of 2010. The higher selling and other marketing expenses were primarily due to higher sales volumes and the incremental costs attributable to Gear for Sports. The higher distribution expenses were primarily due to higher sales volumes and incremental costs to service higher demand such as chargebacks and rework expenses.

Our media related media, advertising and promotion (“MAP”) expenses were lower by $3 million and our non-media related MAP expenses were lower by $2 million during the first quarter of 2011 compared to the first quarter of 2010. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

We also incurred higher expenses of $1 million in the first quarter of 2011 compared to the first quarter of 2010 as a result of opening new retail stores or expanding existing stores. We opened one retail store and expanded one existing retail store during the first quarter of 2011.

Changes due to foreign currency exchange rates, which are included in the impact of the changes discussed above, resulted in higher selling, general and administrative expenses of $2 million in the first quarter of 2011 compared to the first quarter of 2010.

Operating Profit

	Quarter Ended
	April 2,	April 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Operating profit	$101,843	$85,712	$16,131	18.8%

Operating profit was higher in the first quarter of 2011 compared to the first quarter of 2010 as a result of higher gross profit of $27 million, partially offset by higher selling, general and administrative expenses of $11 million. Changes in foreign currency exchange rates had a favorable impact on operating profit of $1 million in the first quarter of 2011 compared to the first quarter of 2010.

Other Expenses

	Quarter Ended
	April 2,	April 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Other expenses	$601	$1,406	$(805)	(57.3)%

During the first quarter of 2011, we incurred charges of $1 million for funding fees associated with the sales of certain trade accounts receivable to financial institutions. During the first quarter of 2010, we wrote off unamortized debt issuance costs and incurred charges for funding fees associated with the sales of certain trade accounts receivable to financial institutions, which combined totaled $1 million.

Interest Expense, Net

	Quarter Ended
	April 2,	April 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$41,105	$37,495	$3,610	9.6%

Interest expense, net was higher by $4 million in the first quarter of 2011 compared to the first quarter of 2010. The higher interest expense was primarily attributable to higher outstanding debt balances that increased interest expense by $3 million. In addition, the refinancing of our debt structure in November 2010, which included the sale of our $1 billion 6.375% Senior Notes due 2020 (the “6.375% Senior Notes”), and the amendment of our senior secured credit facility that we entered into in 2006 and amended and restated in December 2009 (as amended and restated, the “2009 Senior Secured Credit Facility”) in February 2011, combined with a higher London Interbank Offered Rate, or “LIBOR,” caused a net increase in interest expense in the first quarter of 2011 compared to the first quarter of 2010 of $1 million.

Our weighted average interest rate on our outstanding debt was 5.80% during the first quarter of 2011 compared to 5.49% in the first quarter of 2010.

Income Tax Expense

	Quarter Ended
	April 2,	April 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Income tax expense	$12,028	$10,298	$1,730	16.8%

Our effective income tax rate was 20% in the first quarter of 2011 compared to 22% in the first quarter of 2010. The lower effective income tax rate for the first quarter of 2011 compared to the first quarter of 2010 was primarily attributable to a higher proportion of our earnings attributed to foreign subsidiaries than in the first quarter of 2010 which are taxed at rates lower than the U.S. statutory rate, partially offset by a one-time benefit of $3 million in the first quarter of 2010 resulting from the finalization of tax reviews and audits for amounts that were less than originally anticipated.

Net Income

	Quarter Ended
	April 2,	April 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net income	$48,109	$36,513	$11,596	31.8%

Net income for the first quarter of 2011 was higher than the first quarter of 2010 primarily due to higher operating profit of $16 million and lower other expenses of $1 million, partially offset by higher interest expense of $4 million and higher income tax expense of $2 million.

Operating Results by Business Segment — First Quarter Ended April 3, 2010 Compared with First Quarter Ended April 4, 2009

	Quarter Ended
	April 2,	April 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$451,336	$450,817	$519	0.1%
Outerwear	330,671	241,848	88,823	36.7
Hosiery	44,602	47,908	(3,306)	(6.9)
Direct to Consumer	82,798	84,492	(1,694)	(2.0)
International	127,003	102,775	24,228	23.6

Total net sales	$1,036,410	$927,840	$108,570	11.7%

Segment operating profit:
Innerwear	$59,416	$77,497	$(18,081)	(23.3)%
Outerwear	25,505	5,500	20,005	363.7
Hosiery	16,270	19,421	(3,151)	(16.2)
Direct to Consumer	366	1,035	(669)	(64.6)
International	20,163	10,843	9,320	86.0

Total segment operating profit	121,720	114,296	7,424	6.5
Items not included in segment operating profit:
General corporate expenses	(16,258)	(25,458)	(9,200)	(36.1)
Amortization of trademarks and other intangibles	(3,619)	(3,126)	493	15.8

Total operating profit	101,843	85,712	16,131	18.8
Other expenses	(601)	(1,406)	(805)	(57.3)
Interest expense, net	(41,105)	(37,495)	3,610	9.6

Income before income tax expense	$60,137	$46,811	$13,326	28.5%

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. Certain prior year segment selling, general and administrative expenses have been revised to conform to the current year presentation. These changes were primarily the result of our decision to cease allocating certain compensation related expenses to the segments. Other than this change, the allocation methodology for the consolidated selling, general and administrative expenses for the first quarter of 2011 is consistent with the first quarter of 2010. Our consolidated selling, general and administrative expenses before segment allocations were $11 million higher in the first quarter of 2011 compared to the first quarter of 2010.

Innerwear

	Quarter Ended
	April 2,	April 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$451,336	$450,817	$519	0.1%
Segment operating profit	59,416	77,497	(18,081)	(23.3)

Overall net sales in the Innerwear segment were higher by $1 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to stronger net sales in our male underwear and socks product categories, partially offset by lower net sales in our intimate apparel product category.

Net sales in the male underwear product category were 3% or $6 million higher in the first quarter of 2011 compared to the first quarter of 2010, primarily due to stronger sales at retail in the department store channel.

Higher net sales of $4 million in our socks product category reflect higher Hanes brand net sales of $7 million, partially offset by lower Champion brand net sales of $3 million in the first quarter of 2011 compared to the first quarter of 2010. The higher Hanes brand net sales were primarily due to space gains and stronger sales at retail and the lower Champion brand net sales were primarily attributable to the loss of a seasonal program.

Intimate apparel net sales were $9 million lower in the first quarter of 2011 compared to the first quarter of 2010. Our bra category net sales were $5 million lower primarily due to higher sales of products with discounted promotional pricing. Our panties category net sales were lower by $4 million primarily due to a reduction in inventory stocking levels in the discount retail and mass merchant channels. From a brand perspective, our net sales were lower in our Hanes brand by $13 million and our Playtex brand of $6 million, partially offset by higher net sales in our Bali brand of $9 million and our smaller brands (barely there, Just My Size and Wonderbra) of $3 million.

Innerwear segment gross profit was lower by $17 million in the first quarter of 2011 compared to the first quarter of 2010. The lower gross profit was primarily due to higher sales incentives of $15 million due to higher sales volume and promotions with retailers, $14 million of higher input costs such as cotton, vendor prices and energy and oil-related materials, higher excess and obsolete inventory costs of $6 million and higher costs of $6 million primarily related to incremental costs to service higher demand. Our excess and obsolete inventory costs were higher primarily in our intimate apparel categories as a result of the timing of specific retailer program discontinuations. These higher costs were offset by higher product pricing of $16 million, savings from our prior restructuring actions of $4 million as we ramp up our low-cost facilities and favorable product sales mix of $3 million.

As a percent of segment net sales, gross profit in the Innerwear segment was 32.1% in the first quarter of 2011 compared to 35.9% in the first quarter of 2010.

Innerwear segment operating profit was lower in the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of lower gross profit and higher distribution expenses of $4 million related to higher chargebacks and rework expenses, partially offset by lower media related MAP expenses of $2 million.

Outerwear

	Quarter Ended
	April 2,	April 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$330,671	$241,848	$88,823	36.7%
Segment operating profit	25,505	5,500	20,005	363.7

Outerwear segment net sales were higher by $89 million or 37% in the first quarter of 2011 compared to the first quarter of 2010. Outerwear’s segment net sales include the impact of Gear for Sports, which was acquired in the fourth quarter of 2010 and contributed $46 million or 19% of the segment’s net sales growth for the first quarter of 2011. The Gear for Sports business includes sales of licensed logo apparel in collegiate bookstores and other channels. In addition, higher net sales in the wholesale casualwear channel accounted for approximately 12% of the Outerwear segment’s net sales growth.

Our casualwear category net sales were higher in both the wholesale and retail channels by $29 million and $11 million, respectively. The higher net sales in the wholesale casualwear channel of 35% were primarily due to price increases and replenishment timing of inventory levels by embellishers and wholesalers. The higher net sales in the retail casualwear channel of 22% reflect space gains.

Our Champion brand activewear net sales were higher by $3 million or 2% due to stronger sales at retail in the mass merchant channel, partially offset by replenishment timing of inventory levels by retailers. Our Champion brand has achieved continued growth by focusing on the fast growing active demographic with a unique moderate price positioning.

Outerwear segment gross profit was higher by $30 million in the first quarter of 2011 compared to the first quarter of 2010. The higher gross profit was primarily due to higher sales volume of $17 million, higher product pricing of $17 million, favorable product sales mix of $8 million and lower other manufacturing costs of $4 million. These lower costs were partially offset by $14 million of higher input costs such as cotton, vendor prices and energy and oil-related materials and higher excess and obsolete inventory costs of $2 million.

As a percent of segment net sales, gross profit in the Outerwear segment was 24.5% in the first quarter of 2011 compared to 21.1% in the first quarter of 2010.

Outerwear segment operating profit was higher in the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of higher gross profit, partially offset by higher selling and other marketing expenses of $7 million and higher distribution expenses of $1 million. The higher selling and other marketing expenses were primarily due to higher sales volumes and the incremental costs resulting from the acquisition of Gear for Sports.

Hosiery

	Quarter Ended
	April 2,	April 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$44,602	$47,908	$(3,306)	(6.9)%
Segment operating profit	16,270	19,421	(3,151)	(16.2)

Net sales in the Hosiery segment declined by $3 million or 7%, which was primarily due to lower net sales of our L’eggs brand to mass retailers and food and drug stores and our Hanes brand to national chains and department stores. The hosiery category has been in a state of consistent decline for the past decade, as the trend toward casual dress reduced demand for sheer hosiery. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

Hosiery segment gross profit was lower by $5 million in the first quarter of 2011 compared to the first quarter of 2010. The lower gross profit for the first quarter of 2011 compared to the first quarter of 2010 was primarily the result of lower sales volume of $2 million, unfavorable product sales mix of $2 million and higher other manufacturing costs of $2 million.

As a percent of segment net sales, gross profit in the Hosiery segment was 50.9% in the first quarter of 2011 compared to 57.5% in the first quarter of 2010.

Hosiery segment operating profit was lower in the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of lower gross profit, partially offset by lower distribution expenses of $1 million and lower media related MAP expenses of $1 million.

Direct to Consumer

	Quarter Ended
	April 2,	April 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$82,798	$84,492	$(1,694)	(2.0)%
Segment operating profit	366	1,035	(669)	(64.6)

Direct to Consumer segment net sales were lower by $2 million or 2% in the first quarter of 2011 compared to the first quarter of 2010 due to lower sales related to our Internet operations of $3 million, partially offset by higher sales in our outlet stores of $1 million. Comparable store sales were 2% higher in the first quarter of 2011 compared to the first quarter of 2010.

Direct to Consumer segment gross profit was flat in the first quarter of 2011 compared to the first quarter of 2010 primarily due to lower sales volume of $1 million, offset by higher product pricing of $1 million. As a percent of segment net sales, gross profit in the Direct to Consumer segment was 63.2% in the first quarter of 2011 compared to 61.9% in the first quarter of 2010.

Direct to Consumer segment operating profit was lower in the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of higher expenses of $1 million as a result of opening new retail stores or expanding existing stores.

International

	Quarter Ended
	April 2,	April 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$127,003	$102,775	$24,228	23.6%
Segment operating profit	20,163	10,843	9,320	86.0

Overall net sales in the International segment were higher by $24 million or 24% in the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of sales growth in Asia, Europe and Brazil, which reflect price increases, space gains, and a favorable impact of $6 million related to foreign currency exchange rates. Excluding the impact of foreign exchange rates on currency, International segment net sales were higher by 17% in the first quarter of 2011 compared to the first quarter of 2010. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Japanese yen, Canadian dollar, Brazilian real and Mexican peso compared to the U.S. dollar.

During the first quarter of 2011, we experienced higher net sales, in each case excluding the impact of foreign currency exchange rates, in our activewear, male underwear and intimate apparel businesses in Japan of $9 million, in our casualwear business in Europe of $6 million and in our hosiery, intimate apparel and male underwear businesses in Brazil of $3 million. Net sales in our businesses in China and India each grew over 40% in the first quarter of 2011 compared to the first quarter of 2010. The higher net sales in Japan are primarily attributable to space gains and a one-time termination fee of $5 million related to a royalty license agreement. We subsequently entered into a new agreement with the licensee. In certain international markets we are focusing on adopting global designs for some product categories to quickly launch new styles to expand our market position. The higher net sales reflect our successful efforts to improve our strong positions.

International segment gross profit was higher by $12 million in the first quarter of 2011 compared to the first quarter of 2010. The higher gross profit was primarily a result of higher product pricing of $8 million, a one-time termination fee of $5 million related to a royalty license agreement, higher sales volume of $3 million and a favorable impact related to foreign currency exchange rates of $3 million, partially offset by vendor price increases of $7 million.

As a percent of segment net sales, gross profit in the International segment was 42.9% in the first quarter of 2011 compared to 41.1% in the first quarter of 2010.

International segment operating profit was higher in the first quarter of 2011 compared to the first quarter of 2010, which was primarily attributable to the higher gross profit, partially offset by higher distribution expenses of $2 million and higher selling and other marketing expenses of $2 million. The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on operating profit of $1 million in the first quarter of 2011 compared to the first quarter of 2010.

General Corporate Expenses

General corporate expenses were lower in the first quarter of 2011 compared to the first quarter of 2010 primarily due to lower start-up and shut-down costs of $3 million associated with the consolidation and globalization of our supply chain, lower pension expense of $2 million, lower accelerated depreciation of $2 million and lower spending in other categories of $2 million.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are cash generated by operations and availability under the $600 million revolving credit facility (the “Revolving Loan Facility”) under the 2009 Senior Secured Credit Facility, the accounts receivable securitization facility that we entered into in November 2007 (the “Accounts Receivable Securitization Facility”) and our international loan facilities. At April 2, 2011, we had $481 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $65 million in cash and cash equivalents, $56 million of borrowing availability under our international loan facilities and no borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

The following have impacted or are expected to impact liquidity:

•	we have principal and interest obligations under our debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to ramp up and optimize our lower-cost manufacturing capacity in Asia, Central America and the Caribbean Basin and enhance efficiency;

•	we may selectively pursue strategic acquisitions;

•	we could increase or decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly impact our effective income tax rate; and

•	our board of directors has authorized the repurchase of up to 10 million shares of our stock in the open market over the next few years (2.8 million of which we have repurchased as of April 2, 2011 at a cost of $75 million), although we may choose not to repurchase any stock and instead focus on other uses of cash such as the repayment of our debt.

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

Our working capital increased during the first quarter of 2011, primarily in the form of inventory, which is in line with our seasonal inventory build and the impact of higher input costs. Given cost inflation and higher product pricing, we expect higher working capital for the remainder of 2011, in particular higher accounts receivable and inventories somewhat offset by inventory turn improvements. With our global supply chain infrastructure in place, we are focused long-term on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements.

We are operating in an uncertain and volatile economic environment, which could have unanticipated adverse effects on our business. While there has been a modest rebound in consumer spending, we also have experienced substantial pressure on profitability due to the economic climate, such as higher cotton, energy and labor costs. Rising demand for cotton resulting from the economic recovery, weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton have caused cotton prices to surge upward. Because of systemic cost inflation, particularly for cotton, energy and labor, we expect to take price increases throughout 2011 as warranted by cost inflation, including multiple increases already put in place through late summer and further price increases that we expect to take in the fourth quarter of 2011. The timing and frequency of price increases will vary by product category, channel of trade, and country, with some increases as frequently as quarterly. The magnitude of price increases also will vary by product category. Demand elasticity effects, which could be significant for higher double-digit price increases implemented later in the year, should be manageable and is expected to have a muted impact in 2011.

In March 2011, a severe earthquake occurred off the northeast coast of Japan, which was followed by a tsunami, other earthquakes and other related events. To date, all of our employees in Japan are reported safe and our office in Tokyo was not damaged. However, there can be no assurances that future operations and revenue from our business in Japan may not be seriously affected by, among other things, the rolling electrical blackouts and industry wide shutdowns now occurring in Japan as well as the potential of a nuclear disaster occurring at a power plant installation within two hundred miles of our Tokyo office. The disaster in Japan may also result in a downturn in the Japanese economy as a whole. These occurring or potential events may seriously damage our ability to conduct business in Japan or, in the worst case, cause operations in Japan to completely cease with our business suffering a material downturn. However, given that our business in Japan is a relatively small part of our business, representing approximately 2% of our consolidated net sales, we do not anticipate a material adverse impact on our results of operations and financial condition.

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

Our working capital was higher in the first quarter of 2011 compared to the first quarter of 2010, primarily in the form of inventory. In 2011 we expect working capital to be higher than 2010 to support the continued double-digit sales growth, price increases and cost inflation. Inventory as of the end of the first quarter of 2011 was $219 million higher than year-end 2010 inventory due to planned seasonal inventory build and higher input costs.

As a result of the cost inflation and higher product pricing, we expect a negative impact on our cash flow from higher working capital, in particular higher accounts receivable and inventories, partially offset by higher inventory turns. We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year.

Capital spending has varied significantly from year to year as we executed our supply chain consolidation and globalization strategy and the integration and consolidation of our technology systems. We spent $25 million on gross capital expenditures during the first quarter of 2011, which were offset by cash proceeds of $12 million primarily from a sale-leaseback transaction. We expect to continue to invest in our infrastructure during 2011 with net capital expenditures approximating $100 million.

There have been no other significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended January 1, 2011.

Sources and Uses of Our Cash

The information presented below regarding the sources and uses of our cash flows for the quarters ended April 2, 2011 and April 3, 2010 was derived from our consolidated financial statements.

	Quarter Ended
	April 2,	April 3,
	2011	2010
	(dollars in thousands)

Operating activities	$(101,035)	$(38,962)
Investing activities	(13,330)	11,645
Financing activities	134,985	30,717
Effect of changes in foreign currency exchange rates on cash	513	277

Increase in cash and cash equivalents	21,133	3,677
Cash and cash equivalents at beginning of year	43,671	38,943

Cash and cash equivalents at end of period	$64,804	$42,620

Operating Activities

Net cash used in operating activities was $101 million in the first quarter of 2011 compared to $39 million in the first quarter of 2010. The net increase in cash used in operating activities of $62 million for the first quarter of 2011 compared to the first quarter of 2010 is primarily attributable to higher uses of our working capital of $74 million, partially offset by higher net income of $12 million.

Net inventory increased $219 million from January 1, 2011 resulting from higher unit growth and rising input costs such as cotton and oil-related materials. We will carry additional inventory in 2011 to support continuing sales momentum and will secure additional production capacity with outside contractors as needed.

Accounts receivable was $44 million higher compared to January 1, 2011 primarily due to higher sales volumes, partially offset by the timing of collections.

Investing Activities

Net cash used in investing activities was $13 million in the first quarter of 2011 compared to net cash provided by investing activities of $12 million in the first quarter of 2010. The lower net cash from investing activities of $25 million for in the first quarter of 2011 compared to the first quarter of 2010 was primarily the result of lower proceeds from sales of assets of $28 million, partially offset by lower gross capital expenditures of $3 million. During the first quarter of 2011, proceeds from sales of assets were $12 million, primarily resulting from a sale-leaseback transaction involving one distribution center.

Financing Activities

Net cash provided by financing activities was $135 million in the first quarter of 2011 compared to $31 million in the first quarter of 2010. The higher net cash from financing activities of $104 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily the result of higher net borrowings of $64 million on the Accounts Receivable Securitization Facility and higher net borrowings on the Revolving Loan Facility of $57 million, partially offset by higher net repayments on notes payable of $17 million. In addition, we made payments of $4 million in the first quarter of 2011 to amend our credit facilities that did not occur in the first quarter of 2010.

Cash and Cash Equivalents

As of April 2, 2011 and January 1, 2011, cash and cash equivalents were $65 million and $44 million, respectively. The higher cash and cash equivalents as of April 2, 2011 was primarily the result of net cash provided by financing activities of $135 million, partially offset by net cash used in operating activities of $101 million and net cash used in investing activities of $13 million.

Financing Arrangements

In February 2011, we amended the 2009 Senior Secured Credit Facility, which includes the Revolving Loan Facility, to reflect improved debt ratings. This amendment reduced the interest rate, extended the maturity date by two years to December 10, 2015, and increased the flexibility of debt covenants and the use of excess cash flow. In addition, the commitment fee for the unused portion of revolving loan commitments was reduced from 75 basis points to 50 basis points. Further, the applicable margin pricing grid for the loans, which varies based on the Company’s Leverage Ratio (as defined below), was reduced by 125 basis points at each applicable Leverage Ratio level.

Pursuant to this amendment, the ratio of total debt to EBITDA (the “Leverage Ratio”) that we may not exceed was increased from 4.00 to 1 for each fiscal quarter ending between October 16, 2010 and April 15, 2011 to 4.50 to 1, and will decline over time to 3.75 to 1. Also, the minimum ratio of EBITDA to consolidated total interest expense (the “Interest Coverage Ratio”) that we are required to maintain was decreased from 3.25 to 1 for each fiscal quarter ending between July 16, 2011 and October 15, 2012 to 3.00 to 1 and will increase over time to 3.25 to 1. In addition, we will be required to maintain a maximum ratio of senior secured indebtedness to EBITDA (the “Senior Secured Leverage Ratio”), which for each fiscal quarter ending between October 16, 2010 and October 15, 2012 cannot exceed 2.50 to 1, and will decline over time to 2.00 to 1. The methods of calculating all of the components used in these ratios are included in the 2009 Senior Secured Credit Facility. This amendment also significantly increased the flexibility of the indebtedness, investment and restricted payments baskets and use of excess cash flow under the 2009 Senior Secured Credit Facility.

In January 2011, we amended the Accounts Receivable Securitization Facility to provide for two of the subsidiaries acquired by us in the Gear for Sports acquisition, in addition to Hanesbrands, to sell, on a revolving basis, certain domestic trade receivables pursuant to this facility. Prior to this amendment, the Accounts Receivable Securitization Facility contained the same financial ratio provisions as those contained in the 2009 Senior Secured Credit Facility. Pursuant to this amendment, we are required to maintain the financial ratios and other financial covenants contained from time to time in the 2009 Senior Secured Credit Facility, provided that any changes to such covenants after the date of this amendment will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the managing agents under the Accounts Receivable Securitization Facility or their affiliates. This amendment also provided for certain other amendments to the Accounts Receivable Securitization Facility, including extending the termination date to March 31, 2011. In connection with this amendment, certain fees were due to the managing agents and certain fees payable to the committed purchasers and the conduit purchasers were decreased.

We also amended the Accounts Receivable Securitization Facility in March 2011. In order to take greater advantage of favorable interest rates, the amount of funding available under the Accounts Receivable Securitization Facility, which was initially $250 million and which we reduced to $150 million effective February 2010, was increased to $225 million. This amendment also provided for certain other amendments to the Accounts Receivable Securitization Facility, including extending the termination date to March 16, 2012. In addition, certain of the factors that contribute to the overall availability of funding were modified in a manner that, taken together, could result in an increase in the amount of funding that will be available under the facility.

As of April 2, 2011, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K or other SEC filings could cause noncompliance.

There have been no other significant changes in the financing arrangements from those described in our Annual Report on Form 10-K for the year ended January 1, 2011.

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, titled “Summary of Significant Accounting Policies,” to our financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2011.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 1, 2011. There have been no material changes in these policies during the quarter ended April 2, 2011.

Recently Issued Accounting Pronouncements

There have been no accounting pronouncements recently issued that will materially affect our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended January 1, 2011.

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
E. Lee Wyatt Jr.
Chief Financial Officer and
Executive Vice President

Date: April 27, 2011

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008).
3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.12	Amended and Restated Certificate of Incorporation of CC Products, Inc. (incorporated by reference from Exhibit 3.50 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.13	Amended and Restated Bylaws of CC Products, Inc. (incorporated by reference from Exhibit 3.51 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.14	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.15	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.16	Articles of Incorporation of Event 1, Inc. (incorporated by reference from Exhibit 3.52 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.17	Amended and Restated Bylaws of Event 1, Inc. (incorporated by reference from Exhibit 3.53 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.18	Amended and Restated Certificate of Incorporation of GearCo, Inc. (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.19	Amended and Restated Bylaws of GearCo, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.20	Third Amended and Restated Certificate of Incorporation of GFSI Holdings, Inc. (incorporated by reference from Exhibit 3.46 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.21	Amended and Restated Bylaws of GFSI Holdings, Inc. (incorporated by reference from Exhibit 3.47 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.22	Amended and Restated Certificate of Incorporation of GFSI, Inc. (incorporated by reference from Exhibit 3.48 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.23	Amended and Restated Bylaws of GFSI, Inc. (incorporated by reference from Exhibit 3.49 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.24	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.25	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.26	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.27	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.28	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.29	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.30	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.31	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.) (incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.32	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.33	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.34	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.35	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.36	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.37	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.38	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.39	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.40	Certificate of Formation of Inner Self LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.41	Limited Liability Company Agreement of Inner Self LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.42	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.43	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.44	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.45	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC (incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.46	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.47	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.48	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.49	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.50	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.51	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.52	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.53	Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
31.1	Certification of Richard A. Noll, Chief Executive Officer.
31.2	Certification of E. Lee Wyatt Jr., Chief Financial Officer.
32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2	Section 1350 Certification of E. Lee Wyatt Jr., Chief Financial Officer.

Exhibit
Number		Description

101	.INS XBRL	Instance Document*
101	.SCH XBRL	Taxonomy Extension Schema Document*
101	.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*
101	.LAB XBRL	Taxonomy Extension Label Linkbase Document*
101	.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.