Form 10-Q
period 2011-07-02
Hanesbrands Inc.
filed 2011-07-28
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
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

As of July 22, 2011, there were 97,138,361 shares of the registrant’s common stock outstanding.

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

HANESBRANDS INC.

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net sales	$1,225,233	$1,075,852	$2,261,643	$2,003,692
Cost of sales	797,993	701,046	1,479,878	1,301,456

Gross profit	427,240	374,806	781,765	702,236
Selling, general and administrative expenses	278,772	252,001	531,454	493,719

Operating profit	148,468	122,805	250,311	208,517
Other expenses	814	2,628	1,415	4,034
Interest expense, net	39,178	36,573	80,283	74,068

Income before income tax expense (benefit)	108,476	83,604	168,613	130,415
Income tax expense (benefit)	21,694	(1,808)	33,722	8,490

Net income	$86,782	$85,412	$134,891	$121,925

Earnings per share:
Basic	$0.89	$0.89	$1.39	$1.27
Diluted	$0.87	$0.87	$1.36	$1.25
Weighted average shares outstanding:
Basic	97,537	96,420	97,366	96,376
Diluted	99,224	98,027	98,927	97,781

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	July 2,	January 1,
	2011	2011

Assets
Cash and cash equivalents	$44,655	$43,671
Trade accounts receivable less allowances of $17,243 at July 2, 2011 and $19,192 at January 1, 2011	612,178	503,243
Inventories	1,640,231	1,322,719
Deferred tax assets	147,360	149,431
Other current assets	57,305	128,607

Total current assets	2,501,729	2,147,671

Property, net	635,612	631,254
Trademarks and other identifiable intangibles, net	176,531	178,622
Goodwill	432,903	430,144
Deferred tax assets and other noncurrent assets	408,001	402,311

Total assets	$4,154,776	$3,790,002

Liabilities and Stockholders’ Equity
Accounts payable	$563,641	$412,369
Accrued liabilities	267,341	276,303
Notes payable	29,011	50,678
Current portion of debt	213,055	90,000

Total current liabilities	1,073,048	829,350

Long-term debt	1,998,235	1,990,735
Other noncurrent liabilities	425,693	407,243

Total liabilities	3,496,976	3,227,328

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 96,740,315 at July 2, 2011 and 96,207,025 at January 1, 2011	967	962
Additional paid-in capital	245,712	294,829
Retained earnings	614,988	480,098
Accumulated other comprehensive loss	(203,867)	(213,215)

Total stockholders’ equity	657,800	562,674

Total liabilities and stockholders’ equity	$4,154,776	$3,790,002

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	July 2,	July 3,
	2011	2010

Operating activities:
Net income	$134,891	$121,925
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	36,899	36,601
Amortization of intangibles	7,236	6,128
Write-off on early extinguishment of debt	—	2,340
Amortization of debt issuance costs	5,227	6,482
Amortization of loss on interest rate hedge	6,465	9,542
Stock compensation expense	3,237	5,818
Deferred taxes and other	3,442	(7,649)
Changes in assets and liabilities:
Accounts receivable	(105,117)	(63,694)
Inventories	(307,433)	(249,419)
Other assets	2,876	14,161
Accounts payable	149,673	108,013
Accrued liabilities and other	(5,649)	(54,520)

Net cash used in operating activities	(68,253)	(64,272)

Investing activities:
Purchases of property, plant and equipment	(47,740)	(58,099)
Acquisition of business	(9,154)	—
Proceeds from sales of assets	12,200	45,196
Other	—	(519)

Net cash used in investing activities	(44,694)	(13,422)

Financing activities:
Borrowings on notes payable	265,012	631,745
Repayments on notes payable	(287,103)	(665,991)
Borrowings on Accounts Receivable Securitization Facility	189,727	149,406
Repayments on Accounts Receivable Securitization Facility	(66,672)	(116,891)
Borrowings on Revolving Loan Facility	1,840,000	1,075,000
Repayments on Revolving Loan Facility	(1,832,500)	(939,500)
Payments to amend credit facilities	(3,757)	—
Proceeds from stock options exercised	8,062	1,420
Repayment of debt under 2009 Senior Secured Credit Facility	—	(59,063)
Other	432	121

Net cash provided by financing activities	113,201	76,247

Effect of changes in foreign exchange rates on cash	730	(699)

Increase (decrease) in cash and cash equivalents	984	(2,146)
Cash and cash equivalents at beginning of year	43,671	38,943

Cash and cash equivalents at end of period	$44,655	$36,797

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

Fair Value Disclosures

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued new accounting rules related to the disclosure requirements for fair value measurements. The new accounting rules require new disclosures regarding significant transfers between Levels 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The new accounting rules also clarify existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The new accounting rules were effective for the Company in the first quarter of 2010, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures were effective for the Company in the first quarter of 2011. The adoption of these new rules did not have a material impact on the Company’s financial condition, results of operations or cash flows but resulted in certain additional disclosures reflected in Note 8.

Fair Value Measurements

In May 2011, the FASB issued new accounting rules related to fair value measurements. The new accounting rules clarify some existing concepts, eliminate wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, change some principles to achieve convergence between GAAP and IFRS. The new accounting rules result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The new accounting rules will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company’s financial condition, results of operations or cash flows.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting rules which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity. The new accounting rules will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company’s financial condition, results of operations or cash flows.

(3)	Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the quarters and six months ended July 2, 2011 and July 3, 2010. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares outstanding for the quarters and six months ended July 2, 2011 and July 3, 2010 is as follows:

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Basic weighted average shares outstanding	97,537	96,420	97,366	96,376
Effect of potentially dilutive securities:
Stock options	1,378	1,062	1,217	842
Restricted stock units	307	542	343	561
Employee stock purchase plan and other	2	3	1	2

Diluted weighted average shares outstanding	99,224	98,027	98,927	97,781

For the quarters ended July 2, 2011 and July 3, 2010, options to purchase 6 and 606 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the six months ended July 2, 2011 and July 3, 2010, options to purchase 193 and 606 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(4)	Trade Accounts Receivable

Allowances for Trade Accounts Receivable

The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions for the quarter and six months ended July 2, 2011 are as follows:

		Allowance
	Allowance	for
	for	Chargebacks
	Doubtful	and Other
	Accounts	Deductions	Total

Balance at January 1, 2011	$11,116	$8,076	$19,192
Charged to expenses	(1,419)	1,538	119
Deductions and write-offs	(220)	(1,609)	(1,829)

Balance at April 2, 2011	9,477	8,005	17,482

Charged to expenses	(171)	1,467	1,296
Deductions and write-offs	(26)	(1,509)	(1,535)

Balance at July 2, 2011	$9,280	$7,963	$17,243

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

Sales of Accounts Receivable

The Company has entered into agreements to sell selected trade accounts receivable to financial institutions. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution services and collects these accounts receivable directly from the customer. Net proceeds of these accounts receivable sale programs are recognized in the Condensed Consolidated Statements of Cash Flows as part of operating cash flows. The Company recognized funding fees of $814 and $1,415 during the quarter and six months ended July 2, 2011 and $974 and $1,463 during the quarter and six months ended July 3, 2010, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Condensed Consolidated Statements of Income.

(5)	Inventories

Inventories consisted of the following:

	July 2,	January 1,
	2011	2011

Raw materials	$196,804	$155,744
Work in process	138,205	109,304
Finished goods	1,305,222	1,057,671

	$1,640,231	$1,322,719

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(6)	Debt

The Company had the following debt at July 2, 2011 and January 1, 2011:

	Interest
	Rate as of	Principal Amount
	July 2,	July 2,	January 1,
	2011	2011	2011	Maturity Date

Revolving Loan Facility	5.50%	$7,500	$—	December 2015
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
8% Senior Notes	8.00%	500,000	500,000	December 2016
Floating Rate Senior Notes	3.77%	490,735	490,735	December 2014
Accounts Receivable Securitization Facility	1.41%	213,055	90,000	March 2012

		2,211,290	2,080,735
Less current maturities		213,055	90,000

		$1,998,235	$1,990,735

As of July 2, 2011, the Company had $7,500 outstanding under the $600,000 revolving credit facility (the “Revolving Loan Facility”) under the senior secured credit facility that it entered into in 2006 and amended and restated in December 2009 (as amended and restated, the “2009 Senior Secured Credit Facility”), $15,605 of standby and trade letters of credit issued and outstanding under this facility and $576,895 of borrowing availability.

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

Pursuant to this amendment, the ratio of total debt to EBITDA (the “Leverage Ratio”) that the Company may not exceed was increased from 4.00 to 1 for each fiscal quarter ending between October 16, 2010 and April 15, 2011 to 4.50 to 1, and will decline over time to 3.75 to 1. Also, the minimum ratio of EBITDA to consolidated total interest expense (the “Interest Coverage Ratio”) that the Company is required to maintain was decreased from 3.25 to 1 for each fiscal quarter ending between July 16, 2011 and October 15, 2012 to 3.00 to 1 and will increase over time to 3.25 to 1. In addition, the Company will be required to maintain a maximum ratio of senior secured indebtedness to EBITDA (the “Senior Secured Leverage Ratio”), which for each fiscal quarter ending between October 16, 2010 and October 15, 2012 cannot exceed 2.50 to 1, and will decline over time to 2.00 to 1. The methods of calculating all of the components used in these ratios are included in the 2009 Senior Secured Credit Facility. This amendment also significantly increased the flexibility of the indebtedness, investment and restricted payments baskets and use of excess cash flow under the 2009 Senior Secured Credit Facility. The Company incurred $3,089 in debt amendment fees in connection with the amendment, which will be amortized over the term of the 2009 Senior Secured Credit Facility.

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

The Company also amended the Accounts Receivable Securitization Facility in March 2011. In order to take greater advantage of favorable interest rates, the amount of funding available under the Accounts Receivable Securitization Facility, which was initially $250,000 and which the Company reduced to $150,000 effective February 2010, was increased to $225,000. This amendment also provided for certain other amendments to the Accounts Receivable Securitization Facility, including extending the termination date to March 16, 2012. In addition, certain of the factors that contribute to the overall availability of funding were modified in a manner that, taken together, could result in an increase in the amount of funding that will be available under the facility. The Company incurred $668 in debt amendment fees in connection with the amendment, which will be amortized over the term of the Accounts Receivable Securitization Facility.

As of July 2, 2011, the Company was in compliance with all financial covenants under its credit facilities.

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

Mark to Market Hedges — Intercompany Foreign Exchange Transactions

The Company uses foreign exchange derivative contracts to reduce the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. Mark to market hedge derivatives relating to intercompany foreign exchange contracts are reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. As of July 2, 2011, the U.S. dollar equivalent of commitments to purchase and sell foreign currencies in the Company’s foreign currency mark to market hedge derivative portfolio was $10,287 and $54,468, respectively, using the exchange rate at the reporting date.

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

Historically, the principal currencies hedged by the Company include the Euro, Mexican peso, Canadian dollar and Japanese yen. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. As of July 2, 2011, the U.S. dollar equivalent of commitments to sell foreign currencies in the Company’s foreign currency cash flow hedge derivative portfolio was $60,334, using the exchange rate at the reporting date.

Cash Flow Hedges — Commodity Derivatives

Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. The Company is able to lock in the cost of cotton reflected in the price it pays for yarn from its primary yarn suppliers in an attempt to protect its business from the volatility of the market price of cotton. In addition, from time to time, the Company uses commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedge instrument. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. There were no amounts outstanding under cotton futures or cotton option contracts at July 2, 2011 and January 1, 2011.

Fair Values of Derivative Instruments

The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

		Fair Value
		July 2,	January 1,
	Balance Sheet Location	2011	2011

Derivative assets — hedges
Interest rate contracts	Other current assets	$—	$3
Foreign exchange contracts	Other current assets	3	408

Total derivative assets — hedges		3	411

Derivative assets — non-hedges
Foreign exchange contracts	Other current assets	90	—

Total derivative assets		$93	$411

Derivative liabilities — hedges
Foreign exchange contracts	Accrued liabilities	(1,904)	(874)

Total derivative liabilities — hedges		(1,904)	(874)

Derivative liabilities — non-hedges
Foreign exchange contracts	Accrued liabilities	(1,402)	(471)

Total derivative liabilities		$(3,306)	$(1,345)

Net derivative liability		$(3,213)	$(934)

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments is as follows:

				Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in		Location of	Accumulated
	Accumulated Other		Gain (Loss)	Other Comprehensive
	Comprehensive Loss		Reclassified from	Loss into Income
	(Effective Portion)		Accumulated Other	(Effective Portion)
	Quarter Ended		Comprehensive	Quarter Ended
	July 2,	July 3,	Loss into Income	July 2,	July 3,
	2011	2010	(Effective Portion)	2011	2010

Interest rate contracts	$—	$(247)	Interest expense, net	$(3,248)	$(4,765)
Foreign exchange contracts	(1,867)	1,222	Cost of sales	(1,017)	153

Total	$(1,867)	$975		$(4,265)	$(4,612)

				Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in		Location of	Accumulated
	Accumulated Other		Gain (Loss)	Other Comprehensive
	Comprehensive Loss		Reclassified from	Loss into Income
	(Effective Portion)		Accumulated Other	(Effective Portion)
	Six Months Ended		Comprehensive	Six Months Ended
	July 2,	July 3,	Loss into Income	July 2,	July 3,
	2011	2010	(Effective Portion)	2011	2010

Interest rate contracts	$(3)	$(417)	Interest expense, net	$(6,637)	$(9,622)
Foreign exchange contracts	(3,263)	291	Cost of sales	(917)	(624)

Total	$(3,266)	$(126)		$(7,554)	$(10,246)

The Company expects to reclassify into earnings during the next 12 months a net loss from “Accumulated other comprehensive loss” of approximately $4,687. The amounts deferred in “Accumulated other comprehensive loss” associated with a Floating Rate Senior Notes interest rate hedge that was terminated at the time the Company entered into the 2009 Senior Secured Credit Facility were frozen at the termination date and will be amortized over the original remaining term of the interest rate hedge instrument. The unamortized balance in “Accumulated other comprehensive loss” was $10,578 as of July 2, 2011.

The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income. The Company recognized losses for the quarter and six months ended July 2, 2011 related to ineffectiveness of hedging relationships for foreign exchange contracts of $61 and $63, respectively. The Company recognized gains (losses) for the quarter and six months ended July 3, 2010 related to ineffectiveness of hedging relationships for foreign exchange contracts of $(2) and $7, respectively.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The effect of mark to market hedge derivative instruments on the Condensed Consolidated Statements of Income is as follows:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income		Recognized in Income
	Location of Gain (Loss)	Quarter Ended		Six Months Ended
	Recognized in Income	July 2,	July 3,	July 2,	July 3,
	on Derivative	2011	2010	2011	2010

Foreign exchange contracts	Selling, general and administrative expenses	$(1,414)	$2,573	$(3,086)	$529

Total		$(1,414)	$2,573	$(3,086)	$529

(8)	Fair Value of Assets and Liabilities

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

As of July 2, 2011, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis. The fair values of interest rate derivatives are determined with pricing models using LIBOR interest rate curves, spreads, volatilities and other relevant information developed using market data and are categorized as Level 2. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2.

There were no changes during the quarter ended July 2, 2011 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended July 2, 2011. As of and during the quarter and six months ended July 2, 2011, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of
	July 2, 2011
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Foreign exchange derivative contracts	$—	$93	$—
Foreign exchange derivative contracts	—	(3,306)	—

Total	$—	$(3,213)	$—

	Assets (Liabilities) at Fair Value as of
	January 1, 2011
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Foreign exchange derivative contracts	$—	$408	$—
Foreign exchange derivative contracts	—	(1,345)	—
Interest rate derivative contracts	—	3	—

Total	$—	$(934)	$—

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of July 2, 2011 and January 1, 2011. The fair value of debt was $2,256,482 and $2,060,828 as of July 2, 2011 and January 1, 2011 and had a carrying value of $2,211,290 and $2,080,735, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable approximated fair value as of July 2, 2011 and January 1, 2011, primarily due to the short-term nature of these instruments.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(9)	Comprehensive Income

The Company’s comprehensive income is as follows:

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net income	$86,782	$85,412	$134,891	$121,925
Translation adjustments	2,908	(6,831)	6,771	(6,320)
Amortization of loss on interest rate hedge, net of tax of $1,261, $1,880, $2,578 and $3,804, respectively	1,902	2,837	3,887	5,737
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax of $(306), $347, $(868) and $231, respectively	(459)	523	(1,309)	348
Amounts amortized into net periodic cost:
Prior service cost, net of tax of $3, $3, $6 and $6, respectively	4	4	8	8
Actuarial loss, net of tax of $908, $860, $1,816 and $1,720, respectively	1,370	1,297	2,740	2,594

Comprehensive income	$92,507	$83,242	$146,988	$124,292

(10)	Income Taxes

The Company’s effective income tax rate was 20% for the quarter and six months ended July 2, 2011, and (2)% and 7% for the quarter and six months ended July 3, 2010, respectively. The higher effective income tax rate for the quarter and six months ended July 2, 2011 compared to the quarter and six months ended July 3, 2010 was primarily attributable to a one-time income tax benefit of approximately $17,000 and $20,000 for the quarter and six months ended July 3, 2010, respectively, resulting from the finalization of tax reviews and audits for amounts that were less than originally anticipated.

As previously disclosed, the Company and Sara Lee Corporation (“Sara Lee”) have disagreed as to the amount of deferred taxes that should have been attributable to the Company’s United States and Canadian operations on the Company’s opening balance sheet as of September 6, 2006 following its spin-off from Sara Lee. The computation of this amount is governed by a tax sharing agreement entered into in connection with the spin off. The Company and Sara Lee have had differing interpretations of the tax sharing agreement, and, in accordance with the dispute resolution provisions of the agreement, the Company and Sara Lee submitted that dispute to arbitration before a three-member tribunal in August 2009. A hearing was held in August 2010. Based on the Company’s computation of the final amount of deferred taxes for the Company’s opening balance sheet as of September 6, 2006, the amount that the Company expected to collect from Sara Lee based on the Company’s computation of $72,223, which reflects a preliminary cash installment received from Sara Lee of $18,000, was included as a receivable in “Other current assets.”

On July 1, 2011, the tribunal issued a 2-1 decision in which the majority disagreed with the Company’s interpretation of the tax sharing agreement and awarded the Company $3,291, plus interest based on the majority’s interpretation of the tax sharing agreement. This amount reflects other payments made or acknowledged to be owed by the parties under the tax sharing agreement. As a result of the tribunal’s decision, the Company recorded a non-cash transaction that reduced “Other current assets” and “Additional paid-in capital” by $68,523.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Under section 2.12 of the tax sharing agreement with Sara Lee discussed above, in 2010, the Company recorded a liability of approximately $15,000 to Sara Lee for amounts related to income generated prior to the spin off from Sara Lee which were repatriated in periods since the spin off. The liability is included in “Accounts payable” in the Condensed Consolidated Balance Sheets as of July 2, 2011 and January 1, 2011 with the resulting offset recorded as a reduction to “Additional paid-in capital.” Except for the amounts reflected in this Note 10, to the best of the Company’s knowledge, there are no other amounts owed to or from Sara Lee under the tax sharing agreement.

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

The types of products and services from which each reportable segment derives its revenues are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of women’s intimate apparel, men’s underwear, kids’ underwear and socks.

•	Outerwear sells basic branded products that are primarily seasonal in nature under the product categories of casualwear and activewear, as well as licensed logo apparel in collegiate bookstores and other channels.

•	Hosiery sells products in categories such as pantyhose, knee highs and tights.

•	Direct to Consumer includes the Company’s value-based (“outlet”) stores and Internet operations which sell products from the Company’s portfolio of leading brands. The Company’s Internet operations are supported by its catalogs.

•	International primarily relates to the Latin America, Asia, Canada, Europe and Australia geographic locations which sell products that span across the Innerwear, Outerwear and Hosiery reportable segments.

The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses and amortization of trademarks and other identifiable intangibles. The accounting policies of the segments are consistent with those described in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 1, 2011. Certain prior year segment operating profit disclosures have been revised to conform to the current year presentation. These changes were primarily the result of the Company’s decision to cease allocating certain compensation related expenses to the segments.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net sales:
Innerwear	$604,678	$559,250	$1,056,014	$1,010,067
Outerwear	331,413	263,331	662,084	505,179
Hosiery	33,968	31,923	78,570	79,831
Direct to Consumer	97,456	93,861	180,254	178,353
International	157,718	127,487	284,721	230,262

Total net sales	$1,225,233	$1,075,852	$2,261,643	$2,003,692

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Segment operating profit:
Innerwear	$92,552	$93,150	$151,968	$170,647
Outerwear	35,918	17,185	61,423	22,685
Hosiery	9,403	8,580	25,673	28,001
Direct to Consumer	9,396	7,294	9,762	8,329
International	17,612	14,871	37,775	25,714

Total segment operating profit	164,881	141,080	286,601	255,376
Items not included in segment operating profit:
General corporate expenses	(12,796)	(15,273)	(29,054)	(40,731)
Amortization of trademarks and other identifiable intangibles	(3,617)	(3,002)	(7,236)	(6,128)

Total operating profit	148,468	122,805	250,311	208,517
Other expenses	(814)	(2,628)	(1,415)	(4,034)
Interest expense, net	(39,178)	(36,573)	(80,283)	(74,068)

Income before income tax expense (benefit)	$108,476	$83,604	$168,613	$130,415

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Depreciation and amortization expense:
Innerwear	$9,559	$8,367	$18,993	$17,216
Outerwear	5,819	4,669	10,993	9,689
Hosiery	386	733	866	1,528
Direct to Consumer	1,786	1,445	3,486	2,770
International	558	593	1,061	1,155

	18,108	15,807	35,399	32,358
Corporate	4,340	4,086	8,736	10,371

Total depreciation and amortization expense	$22,448	$19,893	$44,135	$42,729

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Additions to long-lived assets:
Innerwear	$8,721	$14,269	$19,695	$27,140
Outerwear	8,526	9,368	18,669	19,650
Hosiery	190	196	290	302
Direct to Consumer	2,332	3,661	5,009	7,353
International	982	539	1,608	1,259

	20,751	28,033	45,271	55,704
Corporate	1,578	1,842	2,469	2,395

Total additions to long-lived assets	$22,329	$29,875	$47,740	$58,099

(12)	Consolidating Financial Information

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

	Condensed Consolidating Statement of Income
	Quarter Ended July 2, 2011
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,069,718	$170,086	$953,244	$(967,815)	$1,225,233
Cost of sales	796,141	78,406	852,517	(929,071)	797,993

Gross profit	273,577	91,680	100,727	(38,744)	427,240
Selling, general and administrative expenses	211,883	32,527	35,214	(852)	278,772

Operating profit (loss)	61,694	59,153	65,513	(37,892)	148,468
Equity in earnings (loss) of subsidiaries	71,642	26,510	—	(98,152)	—
Other expenses	814	—	—	—	814
Interest expense, net	36,326	(12)	2,852	12	39,178

Income (loss) before income tax expense	96,196	85,675	62,661	(136,056)	108,476
Income tax expense	9,414	8,010	4,270	—	21,694

Net income (loss)	$86,782	$77,665	$58,391	$(136,056)	$86,782

	Condensed Consolidating Statement of Income
	Quarter Ended July 3, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,031,427	$109,142	$803,854	$(868,571)	$1,075,852
Cost of sales	823,410	39,051	708,818	(870,233)	701,046

Gross profit	208,017	70,091	95,036	1,662	374,806
Selling, general and administrative expenses	201,078	22,514	28,014	395	252,001

Operating profit	6,939	47,577	67,022	1,267	122,805
Equity in earnings (loss) of subsidiaries	102,586	47,219	—	(149,805)	—
Other expenses	2,628	—	—	—	2,628
Interest expense, net	33,642	(23)	2,951	3	36,573

Income (loss) before income tax expense (benefit)	73,255	94,819	64,071	(148,541)	83,604
Income tax expense (benefit)	(12,157)	7,025	3,324	—	(1,808)

Net income (loss)	$85,412	$87,794	$60,747	$(148,541)	$85,412

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Income
	Six Months Ended July 2, 2011
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$2,025,410	$310,499	$1,858,978	$(1,933,244)	$2,261,643
Cost of sales	1,557,737	144,044	1,616,193	(1,838,096)	1,479,878

Gross profit	467,673	166,455	242,785	(95,148)	781,765
Selling, general and administrative expenses	397,476	65,878	68,949	(849)	531,454

Operating profit (loss)	70,197	100,577	173,836	(94,299)	250,311
Equity in earnings (loss) of subsidiaries	150,866	113,611	—	(264,477)	—
Other expenses	1,415	—	—	—	1,415
Interest expense, net	74,971	(34)	5,346	—	80,283

Income (loss) before income tax expense	144,677	214,222	168,490	(358,776)	168,613
Income tax expense	9,786	13,874	10,062	—	33,722

Net income (loss)	$134,891	$200,348	$158,428	$(358,776)	$134,891

	Condensed Consolidating Statement of Income
	Six Months Ended July 3, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$1,930,150	$205,316	$1,487,257	$(1,619,031)	$2,003,692
Cost of sales	1,547,725	75,424	1,305,974	(1,627,667)	1,301,456

Gross profit	382,425	129,892	181,283	8,636	702,236
Selling, general and administrative expenses	388,315	48,736	55,950	718	493,719

Operating profit (loss)	(5,890)	81,156	125,333	7,918	208,517
Equity in earnings (loss) of subsidiaries	188,276	84,088	—	(272,364)	—
Other expenses	4,034	—	—	—	4,034
Interest expense, net	67,812	(45)	6,298	3	74,068

Income (loss) before income tax expense (benefit)	110,540	165,289	119,035	(264,449)	130,415
Income tax expense (benefit)	(11,385)	12,636	7,239	—	8,490

Net income (loss)	$121,925	$152,653	$111,796	$(264,449)	$121,925

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	July 2, 2011
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$8,729	$2,790	$33,136	$—	$44,655
Trade accounts receivable less allowances	66,320	43,770	502,219	(131)	612,178
Inventories	1,229,173	120,422	463,332	(172,696)	1,640,231
Deferred tax assets	158,469	1,996	(13,105)	—	147,360
Other current assets	27,682	8,776	21,561	(714)	57,305

Total current assets	1,490,373	177,754	1,007,143	(173,541)	2,501,729

Property, net	111,847	49,283	474,482	—	635,612
Trademarks and other identifiable intangibles, net	15,137	138,388	23,006	—	176,531
Goodwill	232,882	124,214	75,807	—	432,903
Investments in subsidiaries	1,669,096	1,005,631	—	(2,674,727)	—
Deferred tax assets and other noncurrent assets	(51,807)	422,437	256,946	(219,575)	408,001

Total assets	$3,467,528	$1,917,707	$1,837,384	$(3,067,843)	$4,154,776

Liabilities and Stockholders’ Equity
Accounts payable	$295,134	$16,948	$251,559	$—	$563,641
Accrued liabilities	149,741	40,188	77,417	(5)	267,341
Notes payable	—	—	29,011	—	29,011
Current portion of debt	—	—	213,055	—	213,055

Total current liabilities	444,875	57,136	571,042	(5)	1,073,048

Long-term debt	1,998,235	—	—	—	1,998,235
Other noncurrent liabilities	366,618	35,582	23,493	—	425,693

Total liabilities	2,809,728	92,718	594,535	(5)	3,496,976
Stockholders’ equity	657,800	1,824,989	1,242,849	(3,067,838)	657,800

Total liabilities and stockholders’ equity	$3,467,528	$1,917,707	$1,837,384	$(3,067,843)	$4,154,776

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet
	January 1, 2011
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$17,535	$2,039	$24,097	$—	$43,671
Trade accounts receivable less allowances	50,375	35,256	417,612	—	503,243
Inventories	954,073	100,435	355,908	(87,697)	1,322,719
Deferred tax assets	160,178	2,005	(12,752)	—	149,431
Other current assets	95,702	11,475	21,646	(216)	128,607

Total current assets	1,277,863	151,210	806,511	(87,913)	2,147,671

Property, net	118,596	47,842	464,816	—	631,254
Trademarks and other identifiable intangibles, net	16,006	141,635	20,981	—	178,622
Goodwill	232,882	124,214	73,048	—	430,144
Investments in subsidiaries	1,542,231	886,349	—	(2,428,580)	—
Deferred tax assets and other noncurrent assets	115,500	350,862	146,859	(210,910)	402,311

Total assets	$3,303,078	$1,702,112	$1,512,215	$(2,727,403)	$3,790,002

Liabilities and Stockholders’ Equity
Accounts payable	$243,169	$17,198	$152,002	$—	$412,369
Accrued liabilities	150,831	55,502	69,979	(9)	276,303
Notes payable	—	—	50,678	—	50,678
Current portion of debt	—	—	90,000	—	90,000

Total current liabilities	394,000	72,700	362,659	(9)	829,350

Long-term debt	1,990,735	—	—	—	1,990,735
Other noncurrent liabilities	355,669	35,072	16,502	—	407,243

Total liabilities	2,740,404	107,772	379,161	(9)	3,227,328
Stockholders’ equity	562,674	1,594,340	1,133,054	(2,727,394)	562,674

Total liabilities and stockholders’ equity	$3,303,078	$1,702,112	$1,512,215	$(2,727,403)	$3,790,002

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended July 2, 2011
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$123,357	$93,544	$(20,677)	$(264,477)	$(68,253)

Investing activities:
Purchases of property, plant and equipment	(7,385)	(6,841)	(33,514)	—	(47,740)
Acquisition of business	—	—	(9,154)	—	(9,154)
Proceeds from sales of assets	39	67	12,094	—	12,200

Net cash used in investing activities	(7,346)	(6,774)	(30,574)	—	(44,694)

Financing activities:
Borrowings on notes payable	—	—	265,012	—	265,012
Repayments on notes payable	—	—	(287,103)	—	(287,103)
Borrowings on Accounts Receivable Securitization Facility	—	—	189,727	—	189,727
Repayments on Accounts Receivable Securitization Facility	—	—	(66,672)	—	(66,672)
Borrowings on Revolving Loan Facility	1,840,000	—	—	—	1,840,000
Repayments on Revolving Loan Facility	(1,832,500)	—	—	—	(1,832,500)
Payments to amend credit facilities	(3,089)	—	(668)	—	(3,757)
Proceeds from stock options exercised	8,062	—	—	—	8,062
Other	458	—	(26)	—	432
Net transactions with related entities	(137,748)	(86,019)	(40,710)	264,477	—

Net cash provided by (used in) financing activities	(124,817)	(86,019)	59,560	264,477	113,201

Effect of changes in foreign exchange rates on cash	—	—	730	—	730

Increase (decrease) in cash and cash equivalents	(8,806)	751	9,039	—	984
Cash and cash equivalents at beginning of year	17,535	2,039	24,097	—	43,671

Cash and cash equivalents at end of period	$8,729	$2,790	$33,136	$—	$44,655

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended July 3, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$97,968	$89,164	$19,441	$(270,845)	$(64,272)

Investing activities:
Purchases of property, plant and equipment	(15,253)	(6,680)	(36,166)	—	(58,099)
Proceeds from sales of assets	44,295	—	901	—	45,196
Other	(519)	—	—	—	(519)

Net cash provided by (used in) investing activities	28,523	(6,680)	(35,265)	—	(13,422)

Financing activities:
Borrowings on notes payable	—	—	631,745	—	631,745
Repayments on notes payable	—	—	(665,991)	—	(665,991)
Borrowings on Accounts Receivable Securitization Facility	—	—	149,406	—	149,406
Repayments on Accounts Receivable Securitization Facility	—	—	(116,891)	—	(116,891)
Borrowings on Revolving Loan Facility	1,075,000	—	—	—	1,075,000
Repayments on Revolving Loan Facility	(939,500)	—	—	—	(939,500)
Proceeds from stock options exercised	1,420	—	—	—	1,420
Repayment of debt under 2009 Senior Secured Credit Facility	(59,063)	—	—	—	(59,063)
Other	143	—	(22)	—	121
Net transactions with related entities	(207,363)	(82,329)	18,847	270,845	—

Net cash provided by (used in) financing activities	(129,363)	(82,329)	17,094	270,845	76,247

Effect of changes in foreign exchange rates on cash	—	—	(699)	—	(699)

Increase (decrease) in cash and cash equivalents	(2,872)	155	571	—	(2,146)
Cash and cash equivalents at beginning of year	12,805	1,646	24,492	—	38,943

Cash and cash equivalents at end of period	$9,933	$1,801	$25,063	$—	$36,797

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Outlook for 2011

After a strong performance in 2010, which continued in the first half of 2011, in an uncertain and volatile economic environment, we expect continued double-digit growth in 2011 with projected net sales of approximately $4.9 billion to $5.0 billion compared to $4.33 billion in 2010. The primary drivers of this growth are expected to be price increases, partially offset by demand elasticity, a full year of the Gear for Sports acquisition, net shelf-space gains and increases in consumer spending. The high end and low end of the guidance ranges represent consumer spending and demand elasticity that are better than or worse than, respectively, our baseline assumptions.

Because of systemic cost inflation in 2011 as described below, particularly for cotton, energy and labor, we have taken, and expect to continue throughout 2011 to take, price increases as warranted by cost inflation. The timing and frequency of price increases will vary by product category, channel of trade, and country, with some increases as frequently as quarterly. The magnitude of price increases also will vary by product category. Demand elasticity effects, which could be significant for price increases implemented later in 2011, should be manageable and are expected to have a muted impact in 2011.

For 2011, we believe we know the majority of our costs, with cotton prices locked in for the full year. Our current 2011 earnings expectations assume we will realize efficiency savings from our supply chain optimization of approximately $40 million in 2011. Our expectations also assume that we will eliminate the majority of excess 2010 freight and other distribution costs related to servicing sales growth of $30 million to $35 million, of which approximately $5 million to $10 million and $25 million to $30 million will be eliminated in the third quarter of 2011 and fourth quarter of 2011, respectively. Approximately two-thirds of the eliminated excess costs will come from gross profit and one-third will come from selling, general and administrative expenses. Our earnings expectations also assume continued investment in trade and media spending consistent with our historical rate of $90 million to $100 million, slightly higher interest expense, and a higher full-year tax rate that could range from a percentage in the teens to the low 20s.

As a result of the cost inflation and higher product pricing, we expect a negative impact on our cash flow from higher working capital, in particular higher accounts receivable and inventories, partially offset by improved inventory turns and higher accounts payable. We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year.

Between July 2, 2011 and the end of 2011, we expect inventory units on hand to decrease, however, as a result of high inflationary costs, our inventory dollars may not peak until the third quarter of 2011.

Business and Industry Trends

Inflation and Changing Prices

The economic environment in which we are operating continues to be uncertain and volatile, which could have unanticipated adverse effects on our business during 2011 and beyond. We are seeing a sustained increase in various input costs, such as cotton and oil-related materials, utilities, freight and wages, which impacted our results in 2010 and will continue to do so throughout 2011. The estimated impact of cost inflation could be approximately $300 million higher in 2011 over 2010.

Although we have sold our yarn operations and nearly 40% of our business, such as bras, sheer hosiery and portions of our activewear categories, is not cotton-based, we are still exposed to fluctuations in the cost of cotton. Rising demand for cotton resulting from the economic recovery, weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton caused cotton prices to surge upward during 2010 and early 2011. During 2010, cotton prices hit their highest levels in 140 years. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. However, our business can be affected by dramatic movements in cotton prices. The first and second quarters of 2011 reflect an average cost of 83 cents per pound. After taking into consideration the cotton costs currently in our finished goods inventory and cotton prices we have locked in, we expect the average cost of cotton will continue to increase in the second half of 2011 and exceed $1.00 per pound for the full year, which would have a negative impact of approximately $150 million when compared to 2010. These amounts do not include the impact of cotton costs on the cost of sourced goods.

Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodities and other raw materials, such as dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold. In addition, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. Increases in inflation may not be matched by rises in income, which also could have a negative impact on spending.

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

Other Business and Industry Trends

The basic apparel market is highly competitive and evolving rapidly. Competition is generally based upon brand name recognition, price, product quality, selection, service and purchasing convenience. The majority of our core styles continue from year to year, with variations only in color, fabric or design details. Some products, however, such as intimate apparel, activewear and sheer hosiery, do have more of an emphasis on style and innovation. Our businesses face competition from other large corporations and foreign manufacturers, as well as smaller companies, department stores, specialty stores and other retailers that market and sell basic apparel products under private labels that compete directly with our brands.

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

Economic Trends and other Developments that Impact our Business

We are operating in an uncertain and volatile economic environment, which could have unanticipated adverse effects on our business. While there has been a modest rebound in consumer spending, we also have experienced substantial pressure on profitability due to the economic climate, such as higher cotton, energy and labor costs. Rising demand for cotton resulting from the economic recovery, weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton have caused cotton prices to surge upward. Because of systemic cost inflation in 2011, particularly for cotton, energy and labor, we have taken, and expect to continue throughout 2011 to take, price increases as warranted by cost inflation. The timing and frequency of price increases will vary by product category, channel of trade, and country, with some increases as frequently as quarterly. The magnitude of price increases also will vary by product category. Demand elasticity effects, which could be significant for price increases implemented later in the year, should be manageable and are expected to have a muted impact in 2011.

In March 2011, a severe earthquake occurred off the northeast coast of Japan, which was followed by a tsunami, other earthquakes and other related events. All of our employees in Japan were reported safe and our office in Tokyo was not damaged. However, there can be no assurances that future operations and revenue from our business in Japan may not be seriously affected by these events and their aftermath. The disaster in Japan may also result in a downturn in the Japanese economy as a whole. These occurring or potential events may seriously damage our ability to conduct business in Japan or, in the worst case, cause operations in Japan to completely cease with our business suffering a material downturn. However, given that our business in Japan is a relatively small part of our business, representing approximately 2% of our consolidated net sales, we do not anticipate a material adverse impact on our results of operations and financial condition.

Highlights from the Second Quarter and Six Months Ended July 2, 2011

•	Total net sales in the second quarter of 2011 were $1.23 billion, compared with $1.08 billion in the same quarter of 2010, representing a 13.9% increase. Total net sales in the first six months of 2011 were $2.26 billion, compared with $2.00 billion in the same period of 2010, representing a 12.9% increase.

•	Operating profit was $148 million in the second quarter of 2011, compared with $123 million in the same quarter of 2010. As a percent of sales, operating profit was 12.1% in the second quarter of 2011 compared to 11.4% in the same quarter of 2010. The operating margin of 12.1% in the second quarter of 2011 is the highest since our spin off in September 2006. Operating profit was $250 million in the first six months of 2011, compared with $209 million in the same period of 2010. As a percent of sales, operating profit was 11.1% in the first six months of 2011 compared to 10.4% in the same period of 2010.

•	Diluted earnings per share were $0.87 in the second quarter of 2011, compared with $0.87 in the same quarter of 2010. Diluted earnings per share were $1.36 in the first six months of 2011, compared with $1.25 in the same period of 2010.

•	Gross capital expenditures were $48 million during the first six months of 2011, compared with $58 million in the same period of 2010. Proceeds from sales of assets were $12 million in the first six months of 2011 and $45 million in the same period of 2010.

Condensed Consolidated Results of Operations — Second Quarter Ended July 2, 2011 Compared with Second Quarter Ended July 3, 2010

	Quarter Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$1,225,233	$1,075,852	$149,381	13.9%
Cost of sales	797,993	701,046	96,947	13.8

Gross profit	427,240	374,806	52,434	14.0
Selling, general and administrative expenses	278,772	252,001	26,771	10.6

Operating profit	148,468	122,805	25,663	20.9
Other expenses	814	2,628	(1,814)	(69.0)
Interest expense, net	39,178	36,573	2,605	7.1

Income before income tax expense (benefit)	108,476	83,604	24,872	29.7
Income tax expense (benefit)	21,694	(1,808)	23,502	NM

Net income	$86,782	$85,412	$1,370	1.6%

Net Sales

	Quarter Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$1,225,233	$1,075,852	$149,381	13.9%

Consolidated net sales were higher by $149 million or 14% in the second quarter of 2011 compared to the second quarter of 2010. The second quarter of 2011 is our sixth consecutive quarter of growth, reflecting net price increases, net sales from Gear for Sports, which was acquired in the fourth quarter of 2010, continued space gains at retailers, positive retail sell-through and inventory restocking at retail. Gear for Sports contributed approximately 6% sales growth, while 6% was driven by net price increases and 2% related to space gains, retailer inventory restocking, positive retail sell-through and foreign currency exchange rates.

All of our segments demonstrated growth in net sales, and Outerwear and International delivered high double digit sales growth. Outerwear, Innerwear, International, Direct to Consumer and Hosiery segment net sales were higher by $68 million (26%), $45 million (8%), $30 million (24%), $4 million (4%) and $2 million (6%), respectively, in the second quarter of 2011 compared to the second quarter of 2010. Outerwear’s segment net sales include Gear for Sports, which contributed 23 percentage points of the segment’s growth for the second quarter of 2011.

International segment net sales were higher by 24% in the second quarter of 2011 compared to the second quarter of 2010, primarily as a result of sales growth in Asia, Latin America, Australia and Europe, reflecting net price increases, space gains and a favorable impact of $12 million related to foreign currency exchange rates due to the strengthening of the Euro, Japanese yen, Brazilian real, Mexican peso and Canadian dollar, compared to the U.S. dollar. International segment net sales were higher by 14% in the second quarter of 2011 compared to the second quarter of 2010 after excluding the impact of foreign exchange rates on currency.

Gross Profit

	Quarter Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Gross profit	$427,240	$374,806	$52,434	14.0%

As a percent of net sales, our gross profit was 34.9% in the second quarter of 2011 compared to 34.8% in the second quarter of 2010. Our gross profit was higher by $52 million in the second quarter of 2011 compared to the second quarter of 2010. The higher gross profit was primarily attributable to higher gross profit of $31 million from the Outerwear segment, of which $22 million was attributable to Gear for Sports which was acquired in the fourth quarter of 2010, $10 million from the Innerwear segment and $10 million from the International segment.

Our results in the second quarter of 2011 benefited primarily from gross profit from Gear for Sports, net price increases, higher sales volumes and efficiency savings from our supply chain optimization and were negatively impacted by cost inflation, particularly cotton and energy and oil-related materials.

The higher gross profit was primarily due to higher net product pricing of $66 million, higher sales volume of $30 million, efficiency savings related to our supply chain optimization of $12 million, a favorable impact related to foreign currency exchange rates of $4 million and favorable product sales mix of $2 million. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Euro, Japanese yen, Brazilian real, Mexican peso and Canadian dollar compared to the U.S. dollar.

The higher net product pricing, which includes the impact of $20 million of higher sales incentives, relates to price increases we have taken in order to maintain historical profitability levels given the input-cost environment, especially related to our more cotton-intensive products. Because of systemic cost inflation in 2011, particularly for cotton, energy and labor, we have taken, and expect to continue throughout 2011 to take, price increases as warranted by cost inflation. Our sales incentives were higher in dollars due to higher sales volume, and as a percentage of sales, sales incentives were only slightly higher compared to the second quarter of 2010.

Our gross profit was negatively impacted by $51 million of higher input costs and higher other manufacturing costs of $12 million primarily related to higher volume and freight costs. The higher input costs were primarily attributable to higher cotton costs of $20 million related to finished goods manufactured internally in our facilities, vendor price increases, higher wages and higher costs related to energy and oil-related materials. The higher other manufacturing costs of $12 million is net of the elimination of $3 million of excess 2010 costs related to servicing sales growth.

The average cotton price reflected in our results was 83 cents per pound in the second quarter of 2011 compared to 61 cents per pound in the second quarter of 2010. After taking into consideration the cotton costs currently included in our finished goods inventory and cotton prices we have locked in, we expect the average cost of cotton to continue to increase throughout the full year of 2011. These amounts do not include the impact of cotton costs on the cost of sourced goods. We continue to see higher prices for cotton and oil-related materials, which will impact our results for the remainder of 2011.

Selling, General and Administrative Expenses

	Quarter Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$278,772	$252,001	$26,771	10.6%

Our selling, general and administrative expenses were $27 million higher in the second quarter of 2011 compared to the second quarter of 2010. The higher selling, general and administrative expenses were impacted by incremental costs of $13 million, which are included in the amounts discussed below, resulting from the acquisition of Gear for Sports in the fourth quarter of 2010. As a percent of net sales our selling, general and administrative expenses were 22.8% in the second quarter of 2011 compared to 23.4% in the second quarter of 2010.

We incurred higher selling and other marketing expenses of $12 million and higher distribution expenses of $6 million, partially offset by lower stock compensation expense of $2 million in the second quarter of 2011 compared to the second quarter of 2010. The higher selling and other marketing expenses were primarily due to higher sales volumes and the incremental costs attributable to Gear for Sports. The higher distribution expenses of $6 million were attributable to $8 million of higher costs related to higher sales volumes and incremental costs to implement our price increases, partially offset by the elimination of $2 million of excess 2010 costs related to servicing sales growth.

Our media related media, advertising and promotion (“MAP”) expenses and non-media related MAP expenses were higher by $5 million and $2 million, respectively, during the second quarter of 2011 compared to the second quarter of 2010. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

We also incurred higher expenses of $2 million in the second quarter of 2011 compared to the second quarter of 2010 as a result of opening new retail stores or expanding existing stores. We opened one retail store and expanded two existing retail stores during the second quarter of 2011.

Changes due to foreign currency exchange rates, which are included in the impact of the changes discussed above, resulted in higher selling, general and administrative expenses of $2 million in the second quarter of 2011 compared to the second quarter of 2010.

Operating Profit

	Quarter Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Operating profit	$148,468	$122,805	$25,663	20.9%

Operating profit was higher in the second quarter of 2011 compared to the second quarter of 2010 as a result of higher gross profit of $52 million, partially offset by higher selling, general and administrative expenses of $27 million. Changes in foreign currency exchange rates had a favorable impact on operating profit of $2 million in the second quarter of 2011 compared to the second quarter of 2010.

Other Expenses

	Quarter Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Other expenses	$814	$2,628	$(1,814)	(69.0)%

During the second quarter of 2011, we incurred charges of $1 million for funding fees associated with the sales of certain trade accounts receivable to financial institutions.

During the second quarter of 2010, we wrote off unamortized debt issuance costs and incurred charges for funding fees associated with the sales of certain trade accounts receivable to financial institutions, which combined totaled $3 million. The write-off related to unamortized debt issuance costs resulted from the repayment of $57 million of principal under the senior secured credit facility that we entered into in 2006 and amended and restated in 2009 (as amended and restated, the “2009 Senior Secured Credit Facility”).

Interest Expense, Net

	Quarter Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$39,178	$36,573	$2,605	7.1%

Interest expense, net was higher by $3 million in the second quarter of 2011 compared to the second quarter of 2010. The higher interest expense was primarily attributable to higher outstanding debt balances that increased interest expense by $4 million. In addition, the refinancing of our debt structure in November 2010, which included the sale of our $1 billion 6.375% Senior Notes due 2020 (the “6.375% Senior Notes”), and the amendment of the 2009 Senior Secured Credit Facility in February 2011, together with a lower London Interbank Offered Rate, or “LIBOR,” combined caused a net decrease in interest expense in the second quarter of 2011 compared to the second quarter of 2010 of $1 million.

Our weighted average interest rate on our outstanding debt was 5.55% during the second quarter of 2011 compared to 5.44% in the second quarter of 2010.

Income Tax Expense (Benefit)

	Quarter Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Income tax expense (benefit)	$21,694	$(1,808)	$23,502	NM

Our effective income tax rate was 20% in the second quarter of 2011 compared to (2)% in the second quarter of 2010. The higher effective income tax rate for the second quarter of 2011 compared to the second quarter of 2010 was primarily attributable to a one-time benefit of $17 million in the second quarter of 2010 resulting from the finalization of tax reviews and audits for amounts that were less than originally anticipated.

Net Income

	Quarter Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net income	$86,782	$85,412	$1,370	1.6%

Net income for the second quarter of 2011 was higher than the second quarter of 2010 primarily due to higher operating profit of $26 million and lower other expenses of $2 million, partially offset by higher income tax expense of $24 million and higher interest expense of $3 million.

Operating Results by Business Segment — Second Quarter Ended July 2, 2011 Compared with Second Quarter Ended July 3, 2010

	Quarter Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$604,678	$559,250	$45,428	8.1%
Outerwear	331,413	263,331	68,082	25.9
Hosiery	33,968	31,923	2,045	6.4
Direct to Consumer	97,456	93,861	3,595	3.8
International	157,718	127,487	30,231	23.7

Total net sales	$1,225,233	$1,075,852	$149,381	13.9%

Segment operating profit:
Innerwear	$92,552	$93,150	$(598)	(0.6)%
Outerwear	35,918	17,185	18,733	109.0
Hosiery	9,403	8,580	823	9.6
Direct to Consumer	9,396	7,294	2,102	28.8
International	17,612	14,871	2,741	18.4

Total segment operating profit	164,881	141,080	23,801	16.9
Items not included in segment operating profit:
General corporate expenses	(12,796)	(15,273)	(2,477)	(16.2)
Amortization of trademarks and other intangibles	(3,617)	(3,002)	615	20.5

Total operating profit	148,468	122,805	25,663	20.9
Other expenses	(814)	(2,628)	(1,814)	(69.0)
Interest expense, net	(39,178)	(36,573)	2,605	7.1

Income before income tax expense (benefit)	$108,476	$83,604	$24,872	29.7%

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. Certain prior year segment selling, general and administrative expenses have been revised to conform to the current year presentation. These changes were primarily the result of our decision to cease allocating certain compensation related expenses to the segments. Other than this change, the allocation methodology for the consolidated selling, general and administrative expenses for the second quarter of 2011 was consistent with the second quarter of 2010. Our consolidated selling, general and administrative expenses before segment allocations were $27 million higher in the second quarter of 2011 compared to the second quarter of 2010.

Innerwear

	Quarter Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$604,678	$559,250	$45,428	8.1%
Segment operating profit	92,552	93,150	(598)	(0.6)

Overall net sales in the Innerwear segment were higher by $45 million in the second quarter of 2011 compared to the second quarter of 2010, primarily due to stronger net sales in our male underwear and socks product categories.

Net sales in the male underwear product category were 15% or $39 million higher in the second quarter of 2011 compared to the second quarter of 2010, primarily due to net price increases, retailer inventory restocking and space gains in the discount retail and department store channels.

Higher net sales of $6 million in our socks product category reflect higher Hanes brand net sales of $8 million, partially offset by lower Champion brand net sales of $2 million in the second quarter of 2011 compared to the second quarter of 2010. The higher Hanes brand net sales were primarily due to stronger sales at retail and net price increases and the lower Champion brand net sales were primarily attributable to the loss of a seasonal program.

Intimate apparel net sales were slightly higher in the second quarter of 2011 compared to the second quarter of 2010. Our panties category net sales were higher by $10 million primarily due to net price increases and retailer inventory restocking. Our bra category net sales were $10 million lower primarily due to retailer inventory replenishment timing and lower sales at retail, partially offset by net price increases. From a brand perspective, our net sales were higher in our Hanes brand by $3 million and in our smaller brands (barely there, Just My Size and Wonderbra) by $3 million, offset by lower net sales in our Bali brand of $4 million and in our Playtex brand of $1 million.

Innerwear segment gross profit was higher by $10 million in the second quarter of 2011 compared to the second quarter of 2010. The higher gross profit was primarily due to higher net product pricing of $30 million, which includes the impact of higher sales incentives of $19 million, higher sales volume of $8 million, efficiency savings related to our supply chain optimization of $6 million and lower excess and obsolete inventory costs of $2 million. These factors were offset by $25 million of higher input costs such as cotton costs related to finished goods manufactured internally in our facilities, vendor prices, wages and energy and oil-related materials and higher other manufacturing costs of $11 million primarily related to higher volume and freight costs.

As a percent of segment net sales, gross profit in the Innerwear segment was 33.2% in the second quarter of 2011 compared to 34.2% in the second quarter of 2010.

Innerwear segment operating profit was slightly lower in the second quarter of 2011 compared to the second quarter of 2010 primarily as a result of higher media related MAP expenses of $5 million, higher distribution expenses of $4 million related to higher sales volumes and incremental costs to implement our price increases partially offset by the elimination of excess 2010 costs related to servicing sales growth and higher selling and other marketing expenses of $1 million, partially offset by higher gross profit.

Outerwear

	Quarter Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$331,413	$263,331	$68,082	25.9%
Segment operating profit	35,918	17,185	18,733	109.0

Outerwear segment net sales were higher by $68 million or 26% in the second quarter of 2011 compared to the second quarter of 2010. Outerwear’s segment net sales include the impact of Gear for Sports, which was acquired in the fourth quarter of 2010 and contributed $61 million or 23 percentage points of the segment’s 26% net sales growth and $22 million of gross profit for the second quarter of 2011. The Gear for Sports business includes sales of licensed logo apparel in collegiate bookstores and other channels.

Our Champion brand activewear net sales were higher by $21 million or 19% due to stronger sales at retail in the mass merchant and wholesale club channels and space gains in the department store and wholesale club channels. Our Champion brand has achieved continued growth by focusing on the fast growing active demographic with a unique moderate price positioning.

Our casualwear category net sales were higher in the wholesale channel by $9 million and lower in the retail channel by $22 million. The higher net sales in the wholesale casualwear channel of 9% were primarily due to net price increases, partially offset by lower sales at retail by embellishers and wholesalers. The lower net sales in the retail casualwear channel were impacted by a shift in shipments from April to March in 2011 as compared to 2010 and lower sales at retail.

Outerwear segment gross profit was higher by $31 million in the second quarter of 2011 compared to the second quarter of 2010. The higher gross profit was primarily due to higher net product pricing of $20 million, which includes the impact of higher sales incentives of $3 million, favorable product sales mix of $15 million, higher sales volume of $12 million and efficiency savings related to our supply chain optimization of $5 million. These lower costs were partially offset by $19 million of higher input costs such as cotton costs related to finished goods manufactured internally in our facilities, vendor prices, wages and energy and oil-related materials.

As a percent of segment net sales, gross profit in the Outerwear segment was 28.0% in the second quarter of 2011 compared to 23.4% in the second quarter of 2010.

Outerwear segment operating profit was higher in the second quarter of 2011 compared to the second quarter of 2010 primarily as a result of higher gross profit, partially offset by higher selling and other marketing expenses of $8 million, higher distribution expenses of $1 million and higher non-media related MAP expenses of $1 million. The higher selling and other marketing expenses were primarily due to higher sales volumes and the incremental costs resulting from the acquisition of Gear for Sports.

Hosiery

	Quarter Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$33,968	$31,923	$2,045	6.4%
Segment operating profit	9,403	8,580	823	9.6

Net sales in the Hosiery segment were higher by $2 million or 6%, which was primarily due to higher net sales of our Hanes brand in the national chain and mass merchant channels and higher net sales of the DKNY brand in the wholesale club channel. While net sales were higher in the second quarter of 2011 compared to the second quarter of 2010, the hosiery category has been in a state of consistent decline for the past decade, as the trend toward casual dress reduced demand for sheer hosiery. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

Hosiery segment gross profit was lower by $1 million in the second quarter of 2011 compared to the second quarter of 2010. The lower gross profit for the second quarter of 2011 compared to the second quarter of 2010 was primarily the result of higher other manufacturing costs of $2 million and unfavorable product sales mix of $1 million, partially offset by lower sales incentives of $2 million and lower excess and obsolete inventory costs of $1 million.

As a percent of segment net sales, gross profit in the Hosiery segment was 46.2% in the second quarter of 2011 compared to 51.1% in the second quarter of 2010.

Hosiery segment operating profit was higher in the second quarter of 2011 compared to the second quarter of 2010 primarily as a result of lower distribution expenses of $1 million, partially offset by lower gross profit.

Direct to Consumer

	Quarter Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$97,456	$93,861	$3,595	3.8%
Segment operating profit	9,396	7,294	2,102	28.8

Direct to Consumer segment net sales were higher by $4 million or 4% in the second quarter of 2011 compared to the second quarter of 2010 due to higher net sales related to our Internet operations of $2 million and higher net sales in our outlet stores of $2 million. Comparable store sales were 3% higher in the second quarter of 2011 compared to the second quarter of 2010.

Direct to Consumer segment gross profit was higher by $2 million in the second quarter of 2011 compared to the second quarter of 2010 primarily due to higher net product pricing of $2 million. As a percent of segment net sales, gross profit in the Direct to Consumer segment was 62.1% in the second quarter of 2011 compared to 62.5% in the second quarter of 2010.

Direct to Consumer segment operating profit was higher in the second quarter of 2011 compared to the second quarter of 2010 primarily as a result of higher gross profit and lower distribution expenses of $1 million, partially offset by higher expenses of $2 million as a result of opening new retail stores or expanding existing stores.

International

	Quarter Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$157,718	$127,487	$30,231	23.7%
Segment operating profit	17,612	14,871	2,741	18.4

Overall net sales in the International segment were higher by $30 million or 24% in the second quarter of 2011 compared to the second quarter of 2010, primarily as a result of sales growth in Asia, Latin America, Australia and Europe, reflecting net price increases, space gains and a favorable impact of $12 million related to foreign currency exchange rates. Excluding the impact of foreign exchange rates on currency, International segment net sales were higher by 14% in the second quarter of 2011 compared to the second quarter of 2010. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Euro, Japanese yen, Brazilian real, Mexican peso and Canadian dollar, compared to the U.S. dollar.

During the second quarter of 2011, we experienced higher net sales, in each case excluding the impact of foreign currency exchange rates, in our activewear and male underwear businesses in Asia of $6 million, in our activewear business in Australia of $5 million, which benefited from the acquisition of the assets of the TNF Group Unit Trust from TNF Group Pty Ltd as trustee and of Player Sportswear Unit Trust from Player Sportswear Pty Ltd as trustee (collectively, “TNF”) in April 2011, in our male underwear and intimate apparel businesses in Latin America of $5 million and in our casualwear business in Europe of $4 million, partially offset by lower net sales in our intimate apparel business in Canada of $3 million. Net sales in our businesses in China and India each grew over 50% in the second quarter of 2011 compared to the second quarter of 2010. In certain international markets we are focusing on adopting global designs for some product categories to quickly launch new styles to expand our market position. The higher net sales reflect our successful efforts to improve our strong positions.

International segment gross profit was higher by $10 million in the second quarter of 2011 compared to the second quarter of 2010. The higher gross profit was primarily a result of higher net product pricing of $11 million, which includes the impact of higher sales incentives of $1 million, a favorable impact related to foreign currency exchange rates of $4 million and higher sales volume of $2 million, partially offset by vendor price increases of $5 million, unfavorable product sales mix of $2 million and higher excess and obsolete inventory costs of $2 million.

As a percent of segment net sales, gross profit in the International segment was 37.1% in the second quarter of 2011 compared to 38.0% in the second quarter of 2010.

International segment operating profit was higher in the second quarter of 2011 compared to the second quarter of 2010, which was primarily attributable to the higher gross profit, partially offset by higher selling and other marketing expenses of $3 million and higher distribution expenses of $3 million. The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on operating profit of $2 million in the second quarter of 2011 compared to the second quarter of 2010.

General Corporate Expenses

General corporate expenses were lower in the second quarter of 2011 compared to the second quarter of 2010 primarily due to lower stock compensation expense of $2 million.

Condensed Consolidated Results of Operations — Six Months Ended July 2, 2011 Compared with Six Months Ended July 3, 2010

	Six Months Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$2,261,643	$2,003,692	$257,951	12.9%
Cost of sales	1,479,878	1,301,456	178,422	13.7

Gross profit	781,765	702,236	79,529	11.3
Selling, general and administrative expenses	531,454	493,719	37,735	7.6

Operating profit	250,311	208,517	41,794	20.0
Other expenses	1,415	4,034	(2,619)	(64.9)
Interest expense, net	80,283	74,068	6,215	8.4

Income before income tax expense	168,613	130,415	38,198	29.3
Income tax expense	33,722	8,490	25,232	297.2

Net income	$134,891	$121,925	$12,966	10.6%

Net Sales

	Six Months Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$2,261,643	$2,003,692	$257,951	12.9%

Consolidated net sales were higher by $258 million or 13% in the six months of 2011 compared to 2010, reflecting net sales from Gear for Sports, which was acquired in the fourth quarter of 2010, net price increases, continued space gains at retailers, positive retail sell-through and inventory restocking at retail. Gear for Sports contributed approximately 5% sales growth, while 5% was driven by net price increases and 3% was related to space gains, retailer inventory restocking, positive retailer sell-through and foreign currency exchange rates.

Our three largest segments demonstrated growth in net sales, and Outerwear and International delivered high double digit sales growth. Outerwear, International, Innerwear and Direct to Consumer segment net sales were higher by $157 million (31%), $54 million (24%), $46 million (5%) and $2 million (1%), respectively, in the six months of 2011 compared to 2010. Outerwear’s segment net sales include Gear for Sports, which contributed 21 percentage points of the segment’s growth for the six months of 2011. Hosiery segment net sales were lower by $1 million (2%) in the six months of 2011 compared to 2010.

International segment net sales were higher by 24% in the six months of 2011 compared to 2010, primarily as a result of sales growth in Asia, Europe, Latin America and Australia, reflecting net price increases, space gains and a favorable impact of $18 million related to foreign currency exchange rates due to the strengthening of the Japanese yen, Euro, Canadian dollar, Brazilian real and Mexican peso compared to the U.S. dollar. International segment net sales were higher by 16% in the six months of 2011 compared to 2010 after excluding the impact of foreign exchange rates on currency.

Gross Profit

	Six Months Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Gross profit	$781,765	$702,236	$79,529	11.3%

As a percent of net sales, our gross profit was 34.6% in the six months of 2011 compared to 35.0% in the six months of 2010. Our gross profit was higher by $80 million in the six months of 2011 compared to the six months of 2010. The higher gross profit was primarily attributable to higher gross profit of $61 million from the Outerwear segment, of which $37 million was attributable to Gear for Sports which was acquired in the fourth quarter of 2010, and $22 million from the International segment, partially offset by lower gross profit in the Innerwear segment of $7 million.

Our results in the six months of 2011 benefited primarily from gross profit from Gear for Sports, net price increases, higher sales volumes and efficiency savings from our supply chain optimization and were negatively impacted by cost inflation, particularly cotton and energy and oil-related materials.

The higher gross profit was primarily due to higher net product pricing of $91 million, higher sales volume of $57 million, efficiency savings related to our supply chain optimization of $24 million, a favorable impact related to foreign currency exchange rates of $7 million, a one-time termination fee of $5 million related to a royalty license agreement, favorable product sales mix of $3 million and lower start-up and shut-down costs of $3 million associated with the consolidation and globalization of our supply chain. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Japanese yen, Euro, Canadian dollar, Brazilian real and Mexican peso, compared to the U.S. dollar.

The higher net product pricing, which includes the impact of $37 million of higher sales incentives, relates to price increases we have taken in order to maintain historical profitability levels given the input-cost environment, especially related to our more cotton-intensive products. Because of systemic cost inflation in 2011, particularly for cotton, energy and labor, we have taken, and expect to continue throughout 2011 to take, price increases as warranted by cost inflation. Our sales incentives were higher in dollars due to higher sales volume, and as a percentage of sales, sales incentives were only slightly higher compared to 2010.

Our gross profit was negatively impacted by $86 million of higher input costs, higher other manufacturing costs of $13 million primarily related to higher volume and freight costs, higher excess and obsolete inventory costs of $7 million and higher costs of $6 million primarily related to incremental costs to service higher demand. The higher input costs were primarily attributable to higher cotton costs of $44 million related to finished goods manufactured internally in our facilities, vendor price increases and higher costs related to energy and oil-related materials. Our excess and obsolete inventory costs were higher primarily in our intimate apparel categories as a result of specific retailer program discontinuations.

The average cotton price reflected in our results was 83 cents per pound in the six months of 2011 compared to 54 cents per pound in the six months of 2010. After taking into consideration the cotton costs currently included in our finished goods inventory and cotton prices we have locked in, we expect the average cost of cotton to continue to increase throughout the full year of 2011. These amounts do not include the impact of cotton costs on the cost of sourced goods. We continue to see higher prices for cotton and oil-related materials, which will impact our results for the remainder of 2011.

Selling, General and Administrative Expenses

	Six Months Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Selling, general and administrative expenses	$531,454	$493,719	$37,735	7.6%

Our selling, general and administrative expenses were $38 million higher in the six months of 2011 compared to 2010. The higher selling, general and administrative expenses were impacted by incremental costs of $25 million, which are included in the amounts discussed below, resulting from the acquisition of Gear for Sports in the fourth quarter of 2010. As a percent of net sales our selling, general and administrative expenses were 23.5% in the six months of 2011 compared to 24.6% in 2010.

We incurred higher selling and other marketing expenses of $22 million and higher distribution expenses of $13 million, partially offset by lower pension expense of $2 million and lower stock compensation expense of $2 million in the six months of 2011 compared to 2010. The higher selling and other marketing expenses were primarily due to the incremental costs attributable to Gear for Sports and higher sales volumes. The higher distribution expenses were primarily due to higher costs related to higher sales volumes and incremental costs to implement our price increases.

Our media related MAP expenses and non-media related MAP expenses were higher by $2 million and $1 million, respectively, during the six months of 2011 compared to 2010. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

We also incurred higher expenses of $3 million in the six months of 2011 compared to 2010 as a result of opening new retail stores or expanding existing stores. We opened two retail stores and expanded three existing retail stores during the six months of 2011.

Changes due to foreign currency exchange rates, which are included in the impact of the changes discussed above, resulted in higher selling, general and administrative expenses of $4 million in the six months of 2011 compared to 2010.

Operating Profit

	Six Months Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Operating profit	$250,311	$208,517	$41,794	20.0%

Operating profit was higher in the six months of 2011 compared to 2010 as a result of higher gross profit of $80 million, partially offset by higher selling, general and administrative expenses of $38 million. Changes in foreign currency exchange rates had a favorable impact on operating profit of $3 million in the six months of 2011 compared to 2010.

Other Expenses

	Six Months Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Other expenses	$1,415	$4,034	$(2,619)	(64.9)%

During the six months of 2011, we incurred charges of $1 million for funding fees associated with the sales of certain trade accounts receivable to financial institutions.

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

Interest Expense, Net

	Six Months Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Interest expense, net	$80,283	$74,068	$6,215	8.4%

Interest expense, net was higher by $6 million in the six months of 2011 compared to 2010. The higher interest expense was primarily attributable to higher outstanding debt balances that increased interest expense by $7 million. In addition, the refinancing of our debt structure in November 2010, which included the sale of our $1 billion 6.375% Senior Notes, and the amendment of the 2009 Senior Secured Credit Facility in February 2011, together with a higher LIBOR, combined caused a net decrease in interest expense in the six months of 2011 compared to 2010 of $1 million.

Our weighted average interest rate on our outstanding debt was 5.67% during the six months of 2011 compared to 5.46% in the six months of 2010.

Income Tax Expense

	Six Months Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Income tax expense	$33,722	$8,490	$25,232	297.2%

Our effective income tax rate was 20% in the six months of 2011 compared to 7% in the six months of 2010. The higher effective income tax rate for the six months of 2011 compared to the six months of 2010 was primarily attributable to a one-time benefit of $20 million in the six months of 2010 resulting from the finalization of tax reviews and audits for amounts that were less than originally anticipated. This non-recurring income tax benefit was partially offset by a higher proportion of our earnings attributed to foreign subsidiaries than in the six months of 2010 which are taxed at rates lower than the U.S. statutory rate.

Net Income

	Six Months Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net income	$134,891	$121,925	$12,966	10.6%

Net income for the six months of 2011 was higher than the six months of 2010 primarily due to higher operating profit of $42 million and lower other expenses of $3 million, partially offset by higher income tax expense of $25 million and higher interest expense of $6 million.

Operating Results by Business Segment — Six Months Ended July 2, 2011 Compared with Six Months Ended July 3, 2010

	Six Months Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales:
Innerwear	$1,056,014	$1,010,067	$45,947	4.5%
Outerwear	662,084	505,179	156,905	31.1
Hosiery	78,570	79,831	(1,261)	(1.6)
Direct to Consumer	180,254	178,353	1,901	1.1
International	284,721	230,262	54,459	23.7

Total net sales	$2,261,643	$2,003,692	$257,951	12.9%

Segment operating profit:
Innerwear	$151,968	$170,647	$(18,679)	(10.9)%
Outerwear	61,423	22,685	38,738	170.8
Hosiery	25,673	28,001	(2,328)	(8.3)
Direct to Consumer	9,762	8,329	1,433	17.2
International	37,775	25,714	12,061	46.9

Total segment operating profit	286,601	255,376	31,225	12.2
Items not included in segment operating profit:
General corporate expenses	(29,054)	(40,731)	(11,677)	(28.7)
Amortization of trademarks and other intangibles	(7,236)	(6,128)	1,108	18.1

Total operating profit	250,311	208,517	41,794	20.0
Other expenses	(1,415)	(4,034)	(2,619)	(64.9)
Interest expense, net	(80,283)	(74,068)	6,215	8.4

Income before income tax expense	$168,613	$130,415	$38,198	29.3%

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. Certain prior year segment selling, general and administrative expenses have been revised to conform to the current year presentation. These changes were primarily the result of our decision to cease allocating certain compensation related expenses to the segments. Other than this change, the allocation methodology for the consolidated selling, general and administrative expenses for the six months of 2011 was consistent with the six months of 2010. Our consolidated selling, general and administrative expenses before segment allocations were $38 million higher in the six months of 2011 compared to 2010.

Innerwear

	Six Months Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$1,056,014	$1,010,067	$45,947	4.5%
Segment operating profit	151,968	170,647	(18,679)	(10.9)

Overall net sales in the Innerwear segment were higher by $46 million in the six months of 2011 compared to 2010, primarily due to stronger net sales in our male underwear and socks product categories, partially offset by lower net sales in our intimate apparel product category.

Net sales in the male underwear product category were 10% or $45 million higher in the six months of 2011 compared to 2010, primarily due to net price increases, retailer inventory restocking and space gains in the discount retail and department store channels.

Higher net sales of $10 million in our socks product category reflect higher Hanes brand net sales of $14 million, partially offset by lower Champion brand net sales of $4 million in the six months of 2011 compared to 2010. The higher Hanes brand net sales were primarily due to net price increases and stronger sales at retail and the lower Champion brand net sales were primarily attributable to the loss of a seasonal program.

Intimate apparel net sales were $9 million lower in the six months of 2011 compared to 2010. Our bra category net sales were $15 million lower primarily due to retailer inventory replenishment timing, lower sales at retail, and higher sales of products with discounted promotional pricing, partially offset by net price increases. Our panties category net sales were higher by $6 million primarily due to net price increases and retailer inventory restocking. From a brand perspective, our net sales were lower in our Hanes brand by $11 million and our Playtex brand by $7 million, partially offset by higher net sales in our Bali brand of $5 million and our smaller brands (barely there, Just My Size and Wonderbra) of $5 million.

Innerwear segment gross profit was lower by $7 million in the six months of 2011 compared to 2010. The lower gross profit was primarily due to $39 million of higher input costs such as cotton costs related to finished goods manufactured internally in our facilities, vendor prices, wages and energy and oil-related materials, higher other manufacturing costs of $13 primarily related to higher volume and freight costs, higher costs of $6 million primarily related to incremental costs to service higher demand and higher excess and obsolete inventory costs of $4 million. Our excess and obsolete inventory costs were higher primarily in our intimate apparel categories as a result of specific retailer program discontinuations. These higher costs were offset by higher net product pricing of $31 million, which includes the impact of higher sales incentives of $34 million, efficiency savings related to our supply chain optimization of $14 million, higher sales volume of $7 million and favorable product sales mix of $2 million.

As a percent of segment net sales, gross profit in the Innerwear segment was 32.7% in the six months of 2011 compared to 34.9% in the six months of 2010.

Innerwear segment operating profit was lower in the six months of 2011 compared to 2010 primarily as a result of lower gross profit, higher distribution expenses of $8 million related to higher sales volumes and incremental costs to implement our price increases partially offset by the elimination of excess 2010 costs related to servicing sales growth and higher media related MAP expenses of $3 million.

Outerwear

	Six Months Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$662,084	$505,179	$156,905	31.1%
Segment operating profit	61,423	22,685	38,738	170.8

Outerwear segment net sales were higher by $157 million or 31% in the six months of 2011 compared to 2010. Outerwear’s segment net sales include the impact of Gear for Sports, which was acquired in the fourth quarter of 2010 and contributed $107 million or 21 percentage points of the segment’s 31% net sales growth and $37 million of gross profit for the six months of 2011. The Gear for Sports business includes sales of licensed logo apparel in collegiate bookstores and other channels.

Our Champion brand activewear net sales were higher by $24 million or 11% due to stronger sales at retail in the mass merchant and wholesale club channels and space gains in the department store and wholesale club channels. Our Champion brand has achieved continued growth by focusing on the fast growing active demographic with a unique moderate price positioning.

Our casualwear category net sales were higher in the wholesale channel by $37 million and lower in the retail channel by $11 million. The higher net sales in the wholesale casualwear channel of 21% were primarily due to net price increases and replenishment timing of inventory levels by embellishers and wholesalers, partially offset by lower sales at retail. The lower net sales in the retail casualwear channel were primarily due to lower sales at retail.

Outerwear segment gross profit was higher by $61 million in the six months of 2011 compared to 2010. The higher gross profit was primarily due to higher net product pricing of $36 million, which includes the impact of higher sales incentives of $3 million, higher sales volume of $29 million, favorable product sales mix of $23 million, efficiency savings related to our supply chain optimization of $8 million and lower other manufacturing costs of $2 million. These lower costs were partially offset by $32 million of higher input costs such as cotton costs related to finished goods manufactured internally in our facilities, vendor prices, wages and energy and oil-related materials and higher excess and obsolete inventory costs of $3 million.

As a percent of segment net sales, gross profit in the Outerwear segment was 26.2% in the six months of 2011 compared to 22.3% in the six months of 2010.

Outerwear segment operating profit was higher in the six months of 2011 compared to 2010 primarily as a result of higher gross profit, partially offset by higher selling and other marketing expenses of $15 million, higher distribution expenses of $4 million related to higher sales volumes and incremental costs to implement our price increases and higher non-media related MAP expenses of $1 million. The higher selling and other marketing expenses were primarily due to higher sales volumes and the incremental costs resulting from the acquisition of Gear for Sports.

Hosiery

	Six Months Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$78,570	$79,831	$(1,261)	(1.6)%
Segment operating profit	25,673	28,001	(2,328)	(8.3)

Net sales in the Hosiery segment declined by $1 million or 2%, which was primarily due to lower net sales of our L’eggs brand to mass retailers and food and drug stores of $3 million, partially offset by higher net sales of the DKNY brand in the wholesale club channel. The hosiery category has been in a state of consistent decline for the past decade, as the trend toward casual dress reduced demand for sheer hosiery. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

Hosiery segment gross profit was lower by $5 million in the six months of 2011 compared to 2010. The lower gross profit for the six months of 2011 compared to 2010 was primarily the result of higher other manufacturing costs of $4 million, unfavorable product sales mix of $3 million and lower sales volume of $2 million. These higher costs were partially offset by lower excess and obsolete inventory costs of $3 million and lower sales incentives of $2 million.

As a percent of segment net sales, gross profit in the Hosiery segment was 48.9% in the six months of 2011 compared to 54.9% in the six months of 2010.

Hosiery segment operating profit was lower in the six months of 2011 compared to 2010 primarily as a result of lower gross profit, partially offset by lower distribution expenses of $2 million.

Direct to Consumer

	Six Months Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$180,254	$178,353	$1,901	1.1%
Segment operating profit	9,762	8,329	1,433	17.2

Direct to Consumer segment net sales were higher by $2 million or 1% in the six months of 2011 compared to 2010 due to higher net sales in our outlet stores of $3 million, partially offset by lower net sales related to our Internet operations of $1 million. Comparable store sales were 2% higher in the six months of 2011 compared to 2010.

Direct to Consumer segment gross profit was $2 million higher in the six months of 2011 compared to 2010 primarily due to higher net product pricing of $3 million, partially offset by higher input costs of $2 million. As a percent of segment net sales, gross profit in the Direct to Consumer segment was 62.6% in the six months of 2011 compared to 62.2% in the six months of 2010.

Direct to Consumer segment operating profit was higher in the six months of 2011 compared to 2010 primarily due to higher gross profit and lower distribution expenses of $1 million, partially offset by higher expenses of $3 million as a result of opening new retail stores or expanding existing stores.

International

	Six Months Ended
	July 2,	July 3,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)

Net sales	$284,721	$230,262	$54,459	23.7%
Segment operating profit	37,775	25,714	12,061	46.9

Overall net sales in the International segment were higher by $54 million or 24% in the six months of 2011 compared to 2010, primarily as a result of sales growth in Asia, Europe, Latin America and Australia, which reflect net price increases, space gains, and a favorable impact of $18 million related to foreign currency exchange rates. Excluding the impact of foreign exchange rates on currency, International segment net sales were higher by 16% in the six months of 2011 compared to 2010. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Japanese yen, Euro, Canadian dollar, Brazilian real and Mexican peso compared to the U.S. dollar.

During the six months of 2011, we experienced higher net sales, in each case excluding the impact of foreign currency exchange rates, in our activewear and male underwear businesses in Asia of $17 million, in our casualwear business in Europe of $10 million, in our hosiery, male underwear and intimate apparel businesses in Latin America of $7 million and in our activewear business in Australia of $6 million, which benefited from the acquisition of the assets of TNF in April 2011. These higher net sales were partially offset by lower net sales in our intimate apparel business in Canada of $4 million. Net sales in our businesses in China and India each grew over 50% in the six months of 2011 compared to 2010. The higher net sales in Asia are primarily attributable to space gains and a one-time termination fee of $5 million related to a royalty license agreement. We subsequently entered into a new agreement with the licensee. In certain international markets we are focusing on adopting global designs for some product categories to quickly launch new styles to expand our market position. The higher net sales reflect our successful efforts to improve our strong positions.

International segment gross profit was higher by $22 million in the six months of 2011 compared to 2010. The higher gross profit was primarily a result of higher net product pricing of $19 million, a favorable impact related to foreign currency exchange rates of $7 million, higher sales volume of $5 million and a one-time termination fee of $5 million related to a royalty license agreement, partially offset by vendor price increases of $12 million and higher excess and obsolete inventory costs of $2 million.

As a percent of segment net sales, gross profit in the International segment was 39.7% in the six months of 2011 compared to 39.4% in the six months of 2010.

International segment operating profit was higher in the six months of 2011 compared to 2010, which was primarily attributable to the higher gross profit, partially offset by higher distribution expenses of $4 million and higher selling and other marketing expenses of $4 million. The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on operating profit of $3 million in the six months of 2011 compared to 2010.

General Corporate Expenses

General corporate expenses were lower in the six months of 2011 compared to 2010 primarily due to lower start-up and shut-down costs of $3 million associated with the consolidation and globalization of our supply chain, lower pension expense of $2 million, lower stock compensation expense of $2 million and lower accelerated depreciation of $2 million.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are cash generated by operations and availability under the $600 million revolving credit facility (the “Revolving Loan Facility”) under the 2009 Senior Secured Credit Facility, the Accounts Receivable Securitization Facility and our international loan facilities. At July 2, 2011, we had $577 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $45 million in cash and cash equivalents, $69 million of borrowing availability under our international loan facilities and no borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

The following have impacted or are expected to impact liquidity:

•	we have principal and interest obligations under our debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to continue to ramp up and optimize our lower-cost manufacturing capacity in Asia, Central America and the Caribbean Basin and enhance efficiency;

•	we may selectively pursue strategic acquisitions;

•	we could increase or decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly impact our effective income tax rate; and

•	our board of directors has authorized the repurchase of up to 10 million shares of our stock in the open market over the next few years (2.8 million of which we have repurchased as of July 2, 2011 at a cost of $75 million), although we may choose not to repurchase any stock and instead focus on other uses of cash such as the repayment of our debt.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. Factors that could help us in these efforts include higher sales volume and the realization of additional cost benefits from previous restructuring and related actions. We have restructured our supply chain over the past four years to create more efficient production clusters that utilize fewer, larger facilities and to balance production capability between the Western Hemisphere and Asia. In response to sales growth in 2010 and the continued sales growth in 2011, we have secured additional capacity with outside contractors to support sales growth.

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

Our working capital was higher in the six months of 2011 compared to the six months of 2010, primarily in the form of inventory. In 2011 we expect working capital to be higher than 2010 to support the continued double-digit sales growth we expect to experience, price increases and cost inflation. Inventory as of the end of the second quarter of 2011 was $318 million higher than year-end 2010 inventory due to planned seasonal inventory build and higher input costs such as cotton and oil-related materials.

As a result of the cost inflation and higher product pricing, we expect a negative impact on our cash flow from higher working capital, in particular higher accounts receivable and inventories, partially offset by improved inventory turns and higher accounts payable. We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year.

Capital spending has varied significantly from year to year as we executed our supply chain consolidation and globalization strategy and the integration and consolidation of our technology systems. We spent $48 million on gross capital expenditures during the six months of 2011, which were offset by cash proceeds of $12 million primarily from a sale-leaseback transaction. We expect to continue to invest in our infrastructure during 2011 with net capital expenditures approximating $100 million.

We expect, based on a calculation by our actuary, to make required cash contributions of $10 million to $12 million to the U.S. qualified pension plan in 2011. We may elect to make voluntary contributions, which are not expected to be significant, in 2011.

There have been no other significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended January 1, 2011.

Sources and Uses of Our Cash

The information presented below regarding the sources and uses of our cash flows for the six months ended July 2, 2011 and July 3, 2010 was derived from our consolidated financial statements.

	Six Months Ended
	July 2,	July 3,
	2011	2010
	(dollars in thousands)

Operating activities	$(68,253)	$(64,272)
Investing activities	(44,694)	(13,422)
Financing activities	113,201	76,247
Effect of changes in foreign currency exchange rates on cash	730	(699)

Increase (decrease) in cash and cash equivalents	984	(2,146)
Cash and cash equivalents at beginning of year	43,671	38,943

Cash and cash equivalents at end of period	$44,655	$36,797

Operating Activities

Net cash used in operating activities was $68 million in the six months of 2011 compared to $64 million in the six months of 2010. The net increase in cash used in operating activities of $4 million for the six months of 2011 compared to the six months of 2010 is primarily attributable to higher uses of our working capital of $17 million, partially offset by higher net income of $13 million.

Net inventory increased $345 million from July 3, 2010 primarily due to $205 million of higher inflationary costs, $90 million of incremental units to support sales growth and $50 million related to Gear for Sports. Between July 2, 2011 and the end of 2011, we expect inventory units on hand to decrease, however, as a result of high inflationary costs, our inventory dollars may not peak until the third quarter of 2011. Net inventory increased $318 million from January 1, 2011 primarily due to $163 million of incremental units in order to build for the seasonally stronger second half of the year and the back-to-school period and $155 million of higher inflationary costs. Inventory units at 2011 year-end are expected to be slightly lower than 2010 year-end.

Accounts receivable was $109 million higher compared to January 1, 2011 primarily due to higher sales volumes and higher net product pricing we have implemented in response to systemic cost inflation, partially offset by the timing of collections.

Investing Activities

Net cash used in investing activities was $45 million in the six months of 2011 compared to $13 million in the six months of 2010. The net increase in cash used in investing activities of $32 million for in the six months of 2011 compared to the six months of 2010 was primarily the result of lower proceeds from sales of assets of $33 million and cash used for the acquisition of the assets of TNF in April 2011 of $9 million, partially offset by lower gross capital expenditures of $10 million. During the six months of 2011, proceeds from sales of assets were $12 million, primarily resulting from a sale-leaseback transaction involving one distribution center.

Financing Activities

Net cash provided by financing activities was $113 million in the six months of 2011 compared to $76 million in the six months of 2010. The higher net cash from financing activities of $37 million in the six months of 2011 compared to the six months of 2010 was primarily the result of higher net borrowings of $91 million on the Accounts Receivable Securitization Facility and higher net borrowings on notes payable of $12 million, partially offset by higher net repayments on the Revolving Loan Facility of $128 million. In addition, we made $59 million in repayments of debt under the 2009 Senior Secured Credit Facility in the six months of 2010 that did not recur in the six months of 2011. We also received higher proceeds from stock options exercised of $7 million, partially offset by payments of $4 million in the six months of 2011 to amend our credit facilities that did not occur in the six months of 2010.

Cash and Cash Equivalents

As of July 2, 2011 and January 1, 2011, cash and cash equivalents were $45 million and $44 million, respectively. The higher cash and cash equivalents as of July 2, 2011 was primarily the result of net cash provided by financing activities of $113 million, partially offset by net cash used in operating activities of $68 million and net cash used in investing activities of $45 million.

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

Pursuant to this amendment, the ratio of total debt to EBITDA (the “Leverage Ratio”) that we may not exceed was increased from 4.00 to 1 for each fiscal quarter ending between October 16, 2010 and April 15, 2011 to 4.50 to 1, and will decline over time to 3.75 to 1. Also, the minimum ratio of EBITDA to consolidated total interest expense that we are required to maintain was decreased from 3.25 to 1 for each fiscal quarter ending between July 16, 2011 and October 15, 2012 to 3.00 to 1 and will increase over time to 3.25 to 1. In addition, we will be required to maintain a maximum ratio of senior secured indebtedness to EBITDA, which for each fiscal quarter ending between October 16, 2010 and October 15, 2012 cannot exceed 2.50 to 1, and will decline over time to 2.00 to 1. The methods of calculating all of the components used in these ratios are included in the 2009 Senior Secured Credit Facility. This amendment also significantly increased the flexibility of the indebtedness, investment and restricted payments baskets and use of excess cash flow under the 2009 Senior Secured Credit Facility.

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

As of July 2, 2011, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K or other SEC filings could cause noncompliance.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 1, 2011. There have been no material changes in these policies during the quarter ended July 2, 2011.

Recently Issued Accounting Pronouncements

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting rules related to fair value measurements. The new accounting rules clarify some existing concepts, eliminate wording differences between accounting principles generally accepted in the United States of America (“GAAP”) and International Financial Reporting Standards (“IFRS”), and in some limited cases, change some principles to achieve convergence between GAAP and IFRS. The new accounting rules result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The new accounting rules will be effective for us beginning after December 15, 2011. We do not expect the adoption of the new accounting rules to have a material effect on our financial condition, results of operations or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting rules which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity. The new accounting rules will be effective for us beginning after December 15, 2011. We do not expect the adoption of the new accounting rules to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended January 1, 2011.

Item 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Interim Chief Financial Officer (“Chief Financial Officer”), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

At our Annual Meeting of Stockholders in April 2011, our stockholders recommended, by a non-binding advisory vote, that we have an annual advisory vote regarding executive compensation. After considering this, as well as the recommendation of the Compensation Committee of our Board of Directors that we should have an annual stockholder advisory vote on executive compensation, our Board of Directors accepted the recommendation of the Compensation Committee.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ Dale W. Boyles
Dale W. Boyles
Interim Chief Financial Officer

Date: July 28, 2011

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008).
3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.12	Amended and Restated Certificate of Incorporation of CC Products, Inc. (incorporated by reference from Exhibit 3.50 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.13	Amended and Restated Bylaws of CC Products, Inc. (incorporated by reference from Exhibit 3.51 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.14	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.15	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.16	Articles of Incorporation of Event 1, Inc. (incorporated by reference from Exhibit 3.52 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.17	Amended and Restated By-Laws of Event 1, Inc. (incorporated by reference from Exhibit 3.53 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.18	Amended Certificate of Incorporation of GearCo, Inc. (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.19	Amended and Restated Bylaws of GearCo, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.20	Third Amended and Restated Certificate of Incorporation of GFSI Holdings, Inc. (incorporated by reference from Exhibit 3.46 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.21	Amended and Restated Bylaws of GFSI Holdings, Inc. (incorporated by reference from Exhibit 3.47 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.22	Amended and Restated Certificate of Incorporation of GFSI, Inc. (incorporated by reference from Exhibit 3.48 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.23	Amended and Restated Bylaws of GFSI, Inc. (incorporated by reference from Exhibit 3.49 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.24	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.25	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.26	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.27	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.28	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.29	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.30	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.31	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.) (incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.32	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.33	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.34	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.35	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.36	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.37	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.38	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.39	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.40	Certificate of Formation of Inner Self LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.41	Limited Liability Company Agreement of Inner Self LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit
Number	Description

3.42	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.43	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.44	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.45	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC (incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.46	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.47	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.48	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.49	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.50	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.51	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.52	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.53	Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
31.1	Certification of Richard A. Noll, Chief Executive Officer.
31.2	Certification of Dale W. Boyles, Interim Chief Financial Officer.
32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2	Section 1350 Certification of Dale W. Boyles, Interim Chief Financial Officer.

Exhibit
Number		Description

101	.INS XBRL	Instance Document*
101	.SCH XBRL	Taxonomy Extension Schema Document*
101	.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*
101	.LAB XBRL	Taxonomy Extension Label Linkbase Document*
101	.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*
101	.DEF XBRL	Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.