Form 10-Q
period 2011-10-01
Hanesbrands Inc.
filed 2011-11-03
CIK 1359841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

or

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

As of October 28, 2011, there were 97,170,548 shares of the registrant’s common stock outstanding.

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

HANESBRANDS INC.

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$1,230,185	$1,173,362	$3,491,828	$3,177,054
Cost of sales	804,742	809,487	2,284,620	2,110,943

Gross profit	425,443	363,875	1,207,208	1,066,111
Selling, general and administrative expenses	272,761	249,815	804,215	743,534

Operating profit	152,682	114,060	402,993	322,577
Other expenses	880	1,094	2,295	5,128
Interest expense, net	38,262	36,326	118,545	110,394

Income before income tax expense	113,540	76,640	282,153	207,055
Income tax expense	22,708	15,328	56,430	23,818

Net income	$90,832	$61,312	$225,723	$183,237

Earnings per share:
Basic	$0.93	$0.64	$2.31	$1.90
Diluted	$0.91	$0.63	$2.28	$1.87
Weighted average shares outstanding:
Basic	97,925	96,496	97,559	96,417
Diluted	99,535	97,752	99,200	97,790

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	October 1, 2011	January 1, 2011
Assets
Cash and cash equivalents	$47,997	$43,671
Trade accounts receivable less allowances of $16,779 at October 1, 2011 and $19,192 at January 1, 2011	589,439	503,243
Inventories	1,726,372	1,322,719
Deferred tax assets	146,357	149,431
Other current assets	64,694	128,607

Total current assets	2,574,859	2,147,671

Property, net	636,409	631,254
Trademarks and other identifiable intangibles, net	173,156	178,622
Goodwill	432,671	430,144
Deferred tax assets and other noncurrent assets	401,485	402,311

Total assets	$4,218,580	$3,790,002

Liabilities and Stockholders’ Equity
Accounts payable	$505,884	$412,369
Accrued liabilities	322,588	276,303
Notes payable	34,111	50,678
Current portion of debt	175,000	90,000

Total current liabilities	1,037,583	829,350

Long-term debt	2,005,735	1,990,735
Other noncurrent liabilities	425,021	407,243

Total liabilities	3,468,339	3,227,328

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 97,165,403 at October 1, 2011 and 96,207,025 at January 1, 2011	972	962
Additional paid-in capital	257,881	294,829
Retained earnings	705,820	480,098
Accumulated other comprehensive loss	(214,432)	(213,215)

Total stockholders’ equity	750,241	562,674

Total liabilities and stockholders’ equity	$4,218,580	$3,790,002

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Operating activities:
Net income	$225,723	$183,237
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	55,707	54,232
Amortization of intangibles	10,861	9,046
Write-off on early extinguishment of debt	—	2,340
Amortization of debt issuance costs	7,799	9,724
Amortization of loss on interest rate hedge	8,928	13,732
Stock compensation expense	5,901	8,320
Deferred taxes and other	2,970	(10,224)
Changes in assets and liabilities:
Accounts receivable	(90,942)	(77,782)
Inventories	(404,801)	(333,132)
Other assets	2,305	9,112
Accounts payable	93,526	109,964
Accrued liabilities and other	55,149	(15,643)

Net cash used in operating activities	(26,874)	(37,074)

Investing activities:
Purchases of property, plant and equipment	(68,744)	(78,570)
Acquisition of business	(9,154)	—
Proceeds from sales of assets	12,659	45,469
Other	—	(519)

Net cash used in investing activities	(65,239)	(33,620)

Financing activities:
Borrowings on notes payable	305,257	991,061
Repayments on notes payable	(322,185)	(1,015,338)
Borrowings on Accounts Receivable Securitization Facility	229,396	191,424
Repayments on Accounts Receivable Securitization Facility	(144,396)	(141,424)
Borrowings on Revolving Loan Facility	2,448,500	1,597,500
Repayments on Revolving Loan Facility	(2,433,500)	(1,459,000)
Payments to amend credit facilities	(3,757)	(1,688)
Proceeds from stock options exercised	16,784	3,437
Repayment of debt under 2009 Senior Secured Credit Facility	—	(59,063)
Other	1,393	308

Net cash provided by financing activities	97,492	107,217

Effect of changes in foreign exchange rates on cash	(1,053)	30

Increase in cash and cash equivalents	4,326	36,553
Cash and cash equivalents at beginning of year	43,671	38,943

Cash and cash equivalents at end of period	$47,997	$75,496

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting rules that require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity. The new accounting rules will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company’s financial condition, results of operations or cash flows.

Goodwill Impairment Testing

In September 2011, the FASB issued new accounting rules related to testing goodwill for impairment. The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. The new accounting rules will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company’s financial condition, results of operations or cash flows.

(3)	Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the quarters and nine months ended October 1, 2011 and October 2, 2010. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares outstanding for the quarters and nine months ended October 1, 2011 and October 2, 2010 is as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Basic weighted average shares outstanding	97,925	96,496	97,559	96,417
Effect of potentially dilutive securities:
Stock options	1,230	664	1,221	781
Restricted stock units	377	589	418	591
Employee stock purchase plan and other	3	3	2	1

Diluted weighted average shares outstanding	99,535	97,752	99,200	97,790

For the quarters ended October 1, 2011 and October 2, 2010, 13 and 0 restricted stock units, respectively, and options to purchase 0 and 606 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the nine months ended October 1, 2011 and October 2, 2010, 13 and 0 restricted stock units, respectively, and options to purchase 6 and 606 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

(4)	Trade Accounts Receivable

Allowances for Trade Accounts Receivable

The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions for the quarter and nine months ended October 1, 2011 are as follows:

	Allowance for Doubtful Accounts	Allowance for Chargebacks and Other Deductions	Total
Balance at January 1, 2011	$11,116	$8,076	$19,192
Charged to expenses	(1,419)	1,538	119
Deductions and write-offs	(220)	(1,609)	(1,829)

Balance at April 2, 2011	9,477	8,005	17,482

Charged to expenses	(171)	1,467	1,296
Deductions and write-offs	(26)	(1,509)	(1,535)

Balance at July 2, 2011	9,280	7,963	17,243

Charged to expenses	766	1,110	1,876
Deductions and write-offs	(810)	(1,530)	(2,340)

Balance at October 1, 2011	$9,236	$7,543	$16,779

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

Sales of Accounts Receivable

The Company has entered into agreements to sell selected trade accounts receivable to financial institutions. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution services and collects these accounts receivable directly from the customer. Net proceeds of these accounts receivable sale programs are recognized in the Condensed Consolidated Statements of Cash Flows as part of operating cash flows. The Company recognized funding fees of $880 and $2,295 during the quarter and nine months ended October 1, 2011 and $1,094 and $2,557 during the quarter and nine months ended October 2, 2010, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Condensed Consolidated Statements of Income.

(5)	Inventories

Inventories consisted of the following:

	October 1, 2011	January 1, 2011
Raw materials	$235,785	$155,744
Work in process	130,135	109,304
Finished goods	1,360,452	1,057,671

	$1,726,372	$1,322,719

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

(6)	Debt

The Company had the following debt at October 1, 2011 and January 1, 2011:

	Interest Rate as of October 1, 2011	Principal Amount		Maturity Date
		October 1, 2011	January 1, 2011
Revolving Loan Facility	5.50%	$15,000	$—	December 2015
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
8% Senior Notes	8.00%	500,000	500,000	December 2016
Floating Rate Senior Notes	3.77%	490,735	490,735	December 2014
Accounts Receivable Securitization Facility	1.43%	175,000	90,000	March 2012

		2,180,735	2,080,735
Less current maturities		175,000	90,000

		$2,005,735	$1,990,735

As of October 1, 2011, the Company had $15,000 outstanding under the $600,000 revolving credit facility (the “Revolving Loan Facility”) under the senior secured credit facility that it entered into in 2006 and amended and restated in December 2009 (as amended and restated, the “2009 Senior Secured Credit Facility”), $12,729 of standby and trade letters of credit issued and outstanding under this facility and $572,271 of borrowing availability.

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

Pursuant to this amendment, the ratio of total debt to EBITDA (the “Leverage Ratio”) that the Company may not exceed was increased from 4.00 to 1 for each fiscal quarter ending between October 16, 2010 and April 15, 2011 to 4.50 to 1, and will decline over time to 3.75 to 1. Also, the minimum ratio of EBITDA to consolidated total interest expense that the Company is required to maintain was decreased from 3.25 to 1 for each fiscal quarter ending between July 16, 2011 and October 15, 2012 to 3.00 to 1 and will increase over time to 3.25 to 1. In addition, the Company will be required to maintain a maximum ratio of senior secured indebtedness to EBITDA, which for each fiscal quarter ending between October 16, 2010 and October 15, 2012 cannot exceed 2.50 to 1 and will decline over time to 2.00 to 1. The methods of calculating all of the components used in these ratios are included in the 2009 Senior Secured Credit Facility. This amendment also significantly increased the flexibility of the indebtedness, investment and restricted payments baskets and use of excess cash flow under the 2009 Senior Secured Credit Facility. The Company incurred $3,089 in debt amendment fees in connection with the amendment, which will be amortized over the term of the 2009 Senior Secured Credit Facility.

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

As of October 1, 2011, the Company was in compliance with all financial covenants under its credit facilities.

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

Mark to Market Hedges — Intercompany Foreign Exchange Transactions

The Company uses foreign exchange derivative contracts to reduce the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. Mark to market hedge derivatives relating to intercompany foreign exchange contracts are reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. As of October 1, 2011, the U.S. dollar equivalent of commitments to purchase and sell foreign currencies in the Company’s foreign currency mark to market hedge derivative portfolio was $1,000 and $76,406, respectively, using the exchange rate at the reporting date.

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

Historically, the principal currencies hedged by the Company include the Euro, Mexican peso, Canadian dollar and Japanese yen. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. As of October 1, 2011, the U.S. dollar equivalent of commitments to sell foreign currencies in the Company’s foreign currency cash flow hedge derivative portfolio was $25,822, using the exchange rate at the reporting date.

Cash Flow Hedges — Commodity Derivatives

Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. The Company is able to lock in the cost of cotton reflected in the price it pays for yarn from its primary yarn suppliers in an attempt to protect its business from the volatility of the market price of cotton. In addition, from time to time, the Company uses commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedge instrument. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. There were no amounts outstanding under cotton futures or cotton option contracts at October 1, 2011 and January 1, 2011.

Fair Values of Derivative Instruments

The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

		Fair Value
	Balance Sheet Location	October 1, 2011	January 1, 2011
Derivative assets — hedges
Interest rate contracts	Other current assets	$—	$3
Foreign exchange contracts	Other current assets	1,533	408

Total derivative assets — hedges		1,533	411

Derivative assets — non-hedges
Foreign exchange contracts	Other current assets	760	—

Total derivative assets		$2,293	$411

Derivative liabilities — hedges
Foreign exchange contracts	Accrued liabilities	(127)	(874)

Total derivative liabilities — hedges		(127)	(874)

Derivative liabilities — non-hedges
Foreign exchange contracts	Accrued liabilities	(436)	(471)

Total derivative liabilities		$(563)	$(1,345)

Net derivative asset (liability)		$1,730	$(934)

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	Quarter Ended			Quarter Ended
	October 1, 2011	October 2, 2010		October 1, 2011	October 2, 2010
Interest rate contracts	$—	$(82)	Interest expense, net	$(2,550)	$(4,214)
Foreign exchange contracts	3,486	(2,387)	Cost of sales	(96)	(514)

Total	$3,486	$(2,469)		$(2,646)	$(4,728)

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	Nine Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010		October 1, 2011	October 2, 2010
Interest rate contracts	$(3)	$(499)	Interest expense, net	$(9,187)	$(13,836)
Foreign exchange contracts	223	(2,096)	Cost of sales	(1,013)	(1,138)

Total	$220	$(2,595)		$(10,200)	$(14,974)

The Company expects to reclassify into earnings during the next 12 months a net loss from “Accumulated other comprehensive loss” of approximately $6,848. The amounts deferred in “Accumulated other comprehensive loss” associated with a Floating Rate Senior Notes interest rate hedge that was terminated at the time the Company entered into the 2009 Senior Secured Credit Facility were frozen at the termination date and will be amortized over the original remaining term of the interest rate hedge instrument. The unamortized balance in “Accumulated other comprehensive loss” was $8,115 as of October 1, 2011.

The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income. The Company recognized gains for the quarter and nine months ended October 1, 2011 related to ineffectiveness of hedging relationships for foreign exchange contracts of $254 and $191, respectively. The Company recognized gains (losses) for the quarter and nine months ended October 2, 2010 related to ineffectiveness of hedging relationships for foreign exchange contracts of $(1) and $6, respectively.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

The effect of mark to market hedge derivative instruments on the Condensed Consolidated Statements of Income is as follows:

		Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income on Derivative	Quarter Ended		Nine Months Ended
		October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Foreign exchange contracts	Selling, general and administrative expenses	$756	$(1,838)	$(2,330)	$(1,309)

Total		$756	$(1,838)	$(2,330)	$(1,309)

(8)	Fair Value of Assets and Liabilities

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

As of October 1, 2011, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis. The fair values of interest rate derivatives are determined with pricing models using LIBOR interest rate curves, spreads, volatilities and other relevant information developed using market data and are categorized as Level 2. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2.

There were no changes during the quarter ended October 1, 2011 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended October 1, 2011. As of and during the quarter and nine months ended October 1, 2011, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of October 1, 2011
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$2,293	$—
Foreign exchange derivative contracts	—	(563)	—

Total	$—	$1,730	$—

	Assets (Liabilities) at Fair Value as of January 1, 2011
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$408	$—
Foreign exchange derivative contracts	—	(1,345)	—
Interest rate derivative contracts	—	3	—

Total	$—	$(934)	$—

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of October 1, 2011 and January 1, 2011. The fair value of debt was $2,149,091 and $2,060,828 as of October 1, 2011 and January 1, 2011 and had a carrying value of $2,180,735 and $2,080,735, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable approximated fair value as of October 1, 2011 and January 1, 2011, primarily due to the short-term nature of these instruments.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

(9)	Comprehensive Income

The Company’s comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$90,832	$61,312	$225,723	$183,237
Translation adjustments	(14,254)	8,399	(7,483)	2,079
Amortization of loss on interest rate hedge, net of tax of $982, $1,672, $3,560 and $5,476, respectively	1,481	2,519	5,368	8,256
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax of $1,463, $(771), $595 and $(540), respectively	2,206	(1,162)	897	(814)
Recognition of loss from pension plan settlement, net of tax of $0, $53, $0 and $53, respectively.	—	69	—	69
Amounts amortized into net periodic cost:
Prior service cost, net of tax of $3, $3, $9 and $9, respectively	4	4	12	12
Actuarial loss, net of tax of $908, $860, $2,724 and $2,580, respectively	1,370	1,297	4,110	3,891

Comprehensive income	$81,639	$72,438	$228,627	$196,730

(10)	Income Taxes

The Company’s effective income tax rate was 20% for the quarter and nine months ended October 1, 2011, and 20% and 12% for the quarter and nine months ended October 2, 2010, respectively. The lower effective income tax rate of 12% for the nine months ended October 2, 2010 was primarily attributable to a one-time income tax benefit of approximately $20,000 resulting from the finalization of tax reviews and audits for amounts that were less than originally anticipated.

As previously disclosed, the Company and Sara Lee Corporation (“Sara Lee”) have disagreed as to the amount of deferred taxes that should have been attributable to the Company’s United States and Canadian operations on the Company’s opening balance sheet as of September 6, 2006 following its spin off from Sara Lee. The computation of this amount is governed by a tax sharing agreement entered into in connection with the spin off. The Company and Sara Lee have had differing interpretations of the tax sharing agreement, and, in accordance with the dispute resolution provisions of the agreement, the Company and Sara Lee submitted that dispute to arbitration before a three-member tribunal in August 2009. A hearing was held in August 2010. Based on the Company’s computation of the final amount of deferred taxes for the Company’s opening balance sheet as of September 6, 2006, the amount that the Company expected to collect from Sara Lee based on the Company’s computation of $72,223, which reflects a preliminary cash installment received from Sara Lee of $18,000, was included as a receivable in “Other current assets.”

On July 1, 2011, the tribunal issued a 2-1 decision in which the majority disagreed with the Company’s interpretation of the tax sharing agreement and awarded the Company $3,291, plus interest based on the majority’s interpretation of the tax sharing agreement. This amount reflects other payments made or acknowledged to be owed by the parties under the tax sharing agreement. As a result of the tribunal’s decision, during the second quarter of 2011 the Company recorded a non-cash transaction that reduced “Other current assets” and “Additional paid-in capital” by $68,523.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

Under section 2.12 of the tax sharing agreement with Sara Lee discussed above, in 2010, the Company recorded a liability of approximately $15,000 to Sara Lee for amounts related to income generated prior to the spin off from Sara Lee which were repatriated in periods since the spin off. The liability is included in “Accounts payable” in the Condensed Consolidated Balance Sheets as of October 1, 2011 and January 1, 2011 with the resulting offset recorded as a reduction to “Additional paid-in capital.” Except for the amounts reflected in this Note 10, to the best of the Company’s knowledge, there are no material amounts owed to or from Sara Lee under the tax sharing agreement.

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

	000000000000	000000000000	000000000000	000000000000
	Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales:
Innerwear	$515,263	$512,486	$1,571,277	$1,522,553
Outerwear	432,804	389,474	1,094,888	894,653
Hosiery	34,481	37,442	113,051	117,273
Direct to Consumer	97,565	100,327	277,819	278,680
International	150,072	133,633	434,793	363,895

Total net sales	$1,230,185	$1,173,362	$3,491,828	$3,177,054

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	00000000000	00000000000	00000000000	00000000000
	Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Segment operating profit:
Innerwear	$79,353	$55,249	$231,321	$225,896
Outerwear	55,602	38,349	117,025	61,034
Hosiery	8,792	11,223	34,465	39,224
Direct to Consumer	12,308	10,569	22,070	18,898
International	15,839	16,748	53,614	42,462

Total segment operating profit	171,894	132,138	458,495	387,514
Items not included in segment operating profit:
General corporate expenses	(15,587)	(15,160)	(44,641)	(55,891)
Amortization of trademarks and other identifiable intangibles	(3,625)	(2,918)	(10,861)	(9,046)

Total operating profit	152,682	114,060	402,993	322,577
Other expenses	(880)	(1,094)	(2,295)	(5,128)
Interest expense, net	(38,262)	(36,326)	(118,545)	(110,394)

Income before income tax expense	$113,540	$76,640	$282,153	$207,055

	00000000000	00000000000	00000000000	00000000000
	Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Depreciation and amortization expense:
Innerwear	$9,293	$8,631	$28,286	$25,847
Outerwear	5,938	5,337	16,931	15,026
Hosiery	361	629	1,227	2,157
Direct to Consumer	1,805	1,589	5,291	4,359
International	619	418	1,680	1,573

	18,016	16,604	53,415	48,962
Corporate	4,417	3,945	13,153	14,316

Total depreciation and amortization expense	$22,433	$20,549	$66,568	$63,278

	00000000000	00000000000	00000000000	00000000000
	Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Additions to long-lived assets:
Innerwear	$8,063	$10,186	$27,758	$37,326
Outerwear	10,188	6,348	28,857	25,998
Hosiery	320	124	610	426
Direct to Consumer	661	2,388	5,670	9,741
International	884	504	2,492	1,763

	20,116	19,550	65,387	75,254
Corporate	888	921	3,357	3,316

Total additions to long-lived assets	$21,004	$20,471	$68,744	$78,570

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

The Floating Rate Senior Notes, the 8% Senior Notes and the 6.375% Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary, each of which is wholly owned, directly or indirectly, by Hanesbrands Inc. A guarantor subsidiary’s guarantee can be released in certain customary circumstances. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

	Condensed Consolidating Statement of Income Quarter Ended October 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,033,841	$191,387	$965,469	$(960,512)	$1,230,185
Cost of sales	854,113	96,888	878,838	(1,025,097)	804,742

Gross profit	179,728	94,499	86,631	64,585	425,443
Selling, general and administrative expenses	200,507	32,897	40,535	(1,178)	272,761

Operating profit (loss)	(20,779)	61,602	46,096	65,763	152,682
Equity in earnings (loss) of subsidiaries	157,422	34,198	—	(191,620)	—
Other expenses	880	—	—	—	880
Interest expense, net	35,802	(1)	2,461	—	38,262

Income (loss) before income tax expense	99,961	95,801	43,635	(125,857)	113,540
Income tax expense	9,129	7,479	6,100	—	22,708

Net income (loss)	$90,832	$88,322	$37,535	$(125,857)	$90,832

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Statement of Income Quarter Ended October 2, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,104,713	$113,915	$830,265	$(875,531)	$1,173,362
Cost of sales	875,963	43,270	748,701	(858,447)	809,487

Gross profit	228,750	70,645	81,564	(17,084)	363,875
Selling, general and administrative expenses	201,440	20,282	27,784	309	249,815

Operating profit (loss)	27,310	50,363	53,780	(17,393)	114,060
Equity in earnings (loss) of subsidiaries	71,944	33,908	—	(105,852)	—
Other expenses	1,094	—	—	—	1,094
Interest expense, net	33,678	(22)	2,673	(3)	36,326

Income (loss) before income tax expense	64,482	84,293	51,107	(123,242)	76,640
Income tax expense	3,170	7,635	4,523	—	15,328

Net income (loss)	$61,312	$76,658	$46,584	$(123,242)	$61,312

	Condensed Consolidating Statement of Income Nine Months Ended October 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$3,059,251	$501,886	$2,824,447	$(2,893,756)	$3,491,828
Cost of sales	2,411,850	240,932	2,495,031	(2,863,193)	2,284,620

Gross profit	647,401	260,954	329,416	(30,563)	1,207,208
Selling, general and administrative expenses	597,983	98,775	109,484	(2,027)	804,215

Operating profit (loss)	49,418	162,179	219,932	(28,536)	402,993
Equity in earnings (loss) of subsidiaries	308,288	147,809	—	(456,097)	—
Other expenses	2,295	—	—	—	2,295
Interest expense, net	110,773	(35)	7,807	—	118,545

Income (loss) before income tax expense	244,638	310,023	212,125	(484,633)	282,153
Income tax expense	18,915	21,353	16,162	—	56,430

Net income (loss)	$225,723	$288,670	$195,963	$(484,633)	$225,723

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Statement of Income Nine Months Ended October 2, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$3,034,863	$319,231	$2,317,522	$(2,494,562)	$3,177,054
Cost of sales	2,423,688	118,694	2,054,675	(2,486,114)	2,110,943

Gross profit	611,175	200,537	262,847	(8,448)	1,066,111
Selling, general and administrative expenses	589,755	69,018	83,734	1,027	743,534

Operating profit (loss)	21,420	131,519	179,113	(9,475)	322,577
Equity in earnings (loss) of
subsidiaries	260,220	117,996	—	(378,216)	—
Other expenses	5,128	—	—	—	5,128
Interest expense, net	101,490	(67)	8,971	—	110,394

Income (loss) before income tax expense (benefit)	175,022	249,582	170,142	(387,691)	207,055
Income tax expense (benefit)	(8,215)	20,271	11,762	—	23,818

Net income (loss)	$183,237	$229,311	$158,380	$(387,691)	$183,237

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Balance Sheet October 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$12,526	$2,055	$33,416	$—	$47,997
Trade accounts receivable less allowances	5,928	61,290	527,955	(5,734)	589,439
Inventories	1,251,668	119,703	453,423	(98,422)	1,726,372
Deferred tax assets	156,023	1,996	(11,662)	—	146,357
Other current assets	31,336	9,888	23,642	(172)	64,694

Total current assets	1,457,481	194,932	1,026,774	(104,328)	2,574,859

Property, net	109,538	48,138	478,733	—	636,409
Trademarks and other identifiable intangibles, net	14,425	136,196	22,535	—	173,156
Goodwill	232,882	124,214	75,575	—	432,671
Investments in subsidiaries	1,843,114	1,033,858	—	(2,876,972)	—
Deferred tax assets and other noncurrent assets	(105,222)	472,501	253,512	(219,306)	401,485

Total assets	$3,552,218	$2,009,839	$1,857,129	$(3,200,606)	$4,218,580

Liabilities and Stockholders’ Equity
Accounts payable	$237,446	$19,201	$249,237	$—	$505,884
Accrued liabilities	192,751	50,307	79,575	(45)	322,588
Notes payable	—	—	34,111	—	34,111
Current portion of debt	—	—	175,000	—	175,000

Total current liabilities	430,197	69,508	537,923	(45)	1,037,583

Long-term debt	2,005,735	—	—	—	2,005,735
Other noncurrent liabilities	366,045	36,086	22,890	—	425,021

Total liabilities	2,801,977	105,594	560,813	(45)	3,468,339
Stockholders’ equity	750,241	1,904,245	1,296,316	(3,200,561)	750,241

Total liabilities and stockholders’ equity	$3,552,218	$2,009,839	$1,857,129	$(3,200,606)	$4,218,580

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Balance Sheet January 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$17,535	$2,039	$24,097	$—	$43,671
Trade accounts receivable less allowances	50,375	35,256	417,612	—	503,243
Inventories	954,073	100,435	355,908	(87,697)	1,322,719
Deferred tax assets	160,178	2,005	(12,752)	—	149,431
Other current assets	95,702	11,475	21,646	(216)	128,607

Total current assets	1,277,863	151,210	806,511	(87,913)	2,147,671

Property, net	118,596	47,842	464,816	—	631,254
Trademarks and other identifiable intangibles, net	16,006	141,635	20,981	—	178,622
Goodwill	232,882	124,214	73,048	—	430,144
Investments in subsidiaries	1,542,231	886,349	—	(2,428,580)	—
Deferred tax assets and other noncurrent assets	115,500	350,862	146,859	(210,910)	402,311

Total assets	$3,303,078	$1,702,112	$1,512,215	$(2,727,403)	$3,790,002

Liabilities and Stockholders’ Equity
Accounts payable	$243,169	$17,198	$152,002	$—	$412,369
Accrued liabilities	150,831	55,502	69,979	(9)	276,303
Notes payable	—	—	50,678	—	50,678
Current portion of debt	—	—	90,000	—	90,000

Total current liabilities	394,000	72,700	362,659	(9)	829,350

Long-term debt	1,990,735	—	—	—	1,990,735
Other noncurrent liabilities	355,669	35,072	16,502	—	407,243

Total liabilities	2,740,404	107,772	379,161	(9)	3,227,328
Stockholders’ equity	562,674	1,594,340	1,133,054	(2,727,394)	562,674

Total liabilities and stockholders’ equity	$3,303,078	$1,702,112	$1,512,215	$(2,727,403)	$3,790,002

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Statement of Cash Flows Nine Months Ended October 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$377,231	$131,185	$(75,437)	$(459,853)	$(26,874)

Investing activities:
Purchases of property, plant and equipment	(11,598)	(8,151)	(48,995)	—	(68,744)
Acquisition of business	—	—	(9,154)	—	(9,154)
Proceeds from sales of assets	364	67	12,228	—	12,659

Net cash used in investing activities	(11,234)	(8,084)	(45,921)	—	(65,239)

Financing activities:
Borrowings on notes payable	—	—	305,257	—	305,257
Repayments on notes payable	—	—	(322,185)	—	(322,185)
Borrowings on Accounts Receivable Securitization Facility	—	—	229,396	—	229,396
Repayments on Accounts Receivable Securitization Facility	—	—	(144,396)	—	(144,396)
Borrowings on Revolving Loan Facility	2,448,500	—	—	—	2,448,500
Repayments on Revolving Loan Facility	(2,433,500)	—	—	—	(2,433,500)
Payments to amend credit facilities	(3,089)	—	(668)	—	(3,757)
Proceeds from stock options exercised	16,784	—	—	—	16,784
Other	1,430	—	(37)	—	1,393
Net transactions with related entities	(401,131)	(123,085)	64,363	459,853	—

Net cash provided by (used in) financing activities	(371,006)	(123,085)	131,730	459,853	97,492

Effect of changes in foreign exchange rates on cash	—	—	(1,053)	—	(1,053)

Increase (decrease) in cash and cash equivalents	(5,009)	16	9,319	—	4,326
Cash and cash equivalents at beginning of year	17,535	2,039	24,097	—	43,671

Cash and cash equivalents at end of period	$12,526	$2,055	$33,416	$—	$47,997

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Statement of Cash Flows Nine Months Ended October 2, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$168,472	$124,951	$46,204	$(376,701)	$(37,074)

Investing activities:
Purchases of property, plant and equipment	(21,652)	(8,989)	(47,929)	—	(78,570)
Proceeds from sales of assets	44,436	—	1,033	—	45,469
Other	(519)	—	—	—	(519)

Net cash provided by (used in) investing activities	22,265	(8,989)	(46,896)	—	(33,620)

Financing activities:
Borrowings on notes payable	—	—	991,061	—	991,061
Repayments on notes payable	—	—	(1,015,338)	—	(1,015,338)
Borrowings on Accounts Receivable Securitization Facility	—	—	191,424	—	191,424
Repayments on Accounts Receivable Securitization Facility	—	—	(141,424)	—	(141,424)
Borrowings on Revolving Loan Facility	1,597,500	—	—	—	1,597,500
Repayments on Revolving Loan Facility	(1,459,000)	—	—	—	(1,459,000)
Payments to amend credit facilities	(1,688)	—	—	—	(1,688)
Proceeds from stock options exercised	3,437	—	—	—	3,437
Repayment of debt under 2009 Senior Secured Credit Facility	(59,063)	—	—	—	(59,063)
Other	342	—	(34)	—	308
Net transactions with related entities	(245,549)	(116,352)	(14,800)	376,701	—

Net cash provided by (used in) financing activities	(164,021)	(116,352)	10,889	376,701	107,217

Effect of changes in foreign exchange rates on cash	—	—	30	—	30

Increase (decrease) in cash and cash equivalents	26,716	(390)	10,227	—	36,553
Cash and cash equivalents at beginning of year	12,805	1,646	24,492	—	38,943

Cash and cash equivalents at end of period	$39,521	$1,256	$34,719	$—	$75,496

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Outlook for 2011

We expect net sales of $1.2 billion to $1.3 billion for the fourth quarter of 2011, or $4.7 billion to $4.8 billion for the full year of 2011. Our expectations for net sales reflect a cautious outlook for the fourth quarter.

Because of systemic cost inflation in 2011 as described below, particularly for cotton, energy and labor, we have taken price increases as warranted by cost inflation. The timing, magnitude and frequency of price increases have varied by product category, channel of trade, and country, with some increases as frequently as quarterly. Demand elasticity effects have been factored into our net sales projections for the fourth quarter and full year of 2011.

For 2011, we believe we know the majority of our costs, with cotton prices locked in for the full year. Our current 2011 earnings expectations assume we will realize efficiency savings from our supply chain optimization of approximately $40 million to $45 million in 2011, of which $34 million has already been realized in the nine months of 2011. Our expectations also assume that we will eliminate the majority of excess 2010 freight and other distribution costs related to servicing sales growth of approximately $30 million to $35 million, of which $8 million was eliminated in the third quarter and approximately $25 million to $30 million is expected to be eliminated in the fourth quarter of 2011. Approximately two-thirds of the eliminated excess costs will come from gross profit and one-third will come from selling, general and administrative expenses. Our earnings expectations also assume continued investment in trade and media spending consistent with our historical rate, slightly higher interest expense, and a higher full-year tax rate that could range from a percentage in the teens to the low 20s.

As a result of the cost inflation and higher product pricing, we expect a negative impact on our cash flow from higher working capital, in particular higher accounts receivable and inventories, partially offset by higher accounts payable. We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year.

Year-end 2011 inventory is expected to be approximately $250 million to $300 million higher than year-end 2010 as a result of high inflationary costs.

Business and Industry Trends

Inflation and Changing Prices

The economic environment in which we are operating continues to be uncertain and volatile, which could have unanticipated adverse effects on our business during the remainder of 2011 and beyond. We have seen a sustained increase in various input costs, such as cotton and oil-related materials, utilities, freight and wages, which have impacted our results in 2011 and will continue to do so through at least the first half of 2012. The estimated impact of cost inflation could be approximately $270 million to $280 million higher in 2011 over 2010.

Although nearly 40% of our business, such as bras, sheer hosiery and portions of our activewear categories, is not cotton-based, and we have sold our yarn operations, we are still exposed to fluctuations in the cost of cotton. Rising demand for cotton resulting from the economic recovery, weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton caused cotton prices to surge upward during 2010 and early 2011. During 2010, cotton prices hit their highest levels in 140 years. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. However, our business can be affected by dramatic movements in cotton prices. The nine months of 2011 reflect an average cost of cotton of 88 cents per pound. After taking into consideration the cotton costs currently included in our finished goods inventory and cotton prices we have locked in, we expect the average cost of cotton will exceed $1.00 per pound for the full year, which will have a negative impact of approximately $140 million to $145 million when compared to 2010. These amounts do not include the impact of cotton costs on the cost of sourced goods.

Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodities and other raw materials, such as dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold. In addition, a significant portion of our products are manufactured in countries other than the United States and declines in the value of the U.S. dollar may result in higher manufacturing costs. Increases in inflation may not be matched by rises in consumer income, which also could have a negative impact on spending.

Given the systemic cost inflation that the apparel industry is currently experiencing, many apparel retailers and manufacturers implemented price increases in 2011 in order to maintain satisfactory margins. Higher raw material costs, including cotton, and higher labor costs overseas are the primary reasons that price increases are needed to manage the inflated costs. If we incur increased costs for materials, including cotton, and labor that we are unable to recoup through price increases or improved efficiencies, or if consumer spending declines, our business, results of operations, financial condition and cash flows may be adversely affected.

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

Economic Trends and other Developments that Impact our Business

We are operating in an uncertain and volatile economic environment, which could have unanticipated adverse effects on our business. We have experienced substantial pressure on profitability due to the economic climate, such as higher cotton, energy and labor costs. Rising demand for cotton resulting from the economic recovery, weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton caused cotton prices to surge upward in 2010 and early 2011. Because of systemic cost inflation in 2011, particularly for cotton, energy and labor, we have taken price increases as warranted by cost inflation. The timing, magnitude and frequency of price increases have varied by product category, channel of trade, and country, with some increases as frequently as quarterly.

Highlights from the Third Quarter and Nine Months Ended October 1, 2011

•

Total net sales in the third quarter of 2011 were $1.23 billion, compared with $1.17 billion in the same quarter of 2010, representing a 4.8% increase. Total net sales in the first nine months of 2011 were $3.49 billion, compared with $3.18 billion in the same period of 2010, representing a 9.9% increase.

•

Operating profit was $153 million in the third quarter of 2011, compared with $114 million in the same quarter of 2010. As a percent of sales, operating profit was 12.4% in the third quarter of 2011 compared to 9.7% in the same quarter of 2010. The operating margin of 12.4% in the third quarter of 2011 is the highest since our spin off in September 2006. Operating profit was $403 million in the first nine months of 2011, compared with $323 million in the same period of 2010. As a percent of sales, operating profit was 11.5% in the first nine months of 2011 compared to 10.2% in the same period of 2010.

•

Diluted earnings per share were $0.91 in the third quarter of 2011, compared with $0.63 in the same quarter of 2010. Diluted earnings per share were $2.28 in the first nine months of 2011, compared with $1.87 in the same period of 2010.

•

Gross capital expenditures were $69 million during the first nine months of 2011, compared with $79 million in the same period of 2010. Proceeds from sales of assets were $13 million in the first nine months of 2011 and $45 million in the same period of 2010.

Condensed Consolidated Results of Operations — Third Quarter Ended October 1, 2011 Compared with Third Quarter Ended October 2, 2010

	Quarter Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$1,230,185	$1,173,362	$56,823	4.8%
Cost of sales	804,742	809,487	(4,745)	(0.6)

Gross profit	425,443	363,875	61,568	16.9
Selling, general and administrative expenses	272,761	249,815	22,946	9.2

Operating profit	152,682	114,060	38,622	33.9
Other expenses	880	1,094	(214)	(19.6)
Interest expense, net	38,262	36,326	1,936	5.3

Income before income tax expense	113,540	76,640	36,900	48.1
Income tax expense	22,708	15,328	7,380	48.1

Net income	$90,832	$61,312	$29,520	48.1%

Net Sales

	Quarter Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$1,230,185	$1,173,362	$56,823	4.8%

Consolidated net sales were higher by $57 million or 5% in the third quarter of 2011 compared to the third quarter of 2010. The third quarter of 2011 is our seventh consecutive quarter of growth. The net sales growth reflects net price increases, incremental net sales from Gear for Sports, which was acquired in the fourth quarter of 2010, and a favorable impact from foreign currency exchange rates, partially offset by lower unit sales volume in most categories.

Our three largest segments, Innerwear, Outerwear and International, demonstrated growth in net sales, with Outerwear and International delivering double digit sales growth. Outerwear, International and Innerwear segment net sales were higher by $43 million (11%), $16 million (12%) and $3 million (1%), respectively. Hosiery and Direct to Consumer segment net sales were lower by $3 million (8%) and $3 million (3%), respectively.

Gross Profit

	Quarter Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Gross profit	$425,443	$363,875	$61,568	16.9%

As a percent of net sales, our gross profit was 34.6% in the third quarter of 2011 compared to 31.0% in the third quarter of 2010. Our gross profit was higher by $62 million in the third quarter of 2011 compared to the third quarter of 2010. The higher gross profit was primarily attributable to higher gross profit of $29 million from the Outerwear segment, of which $27 million was attributable to Gear for Sports, $28 million from the Innerwear segment and $8 million from the International segment, partially offset by lower gross profit of $3 million from the Hosiery segment and slightly lower gross profit from the Direct to Consumer segment. General corporate expenses within gross profit, which are not allocated to segments, were slightly higher in the third quarter of 2011 compared to the third quarter of 2010.

Our results in the third quarter of 2011 benefited primarily from net price increases of $115 million, which includes the impact of lower sales incentives of $3 million, favorable product sales mix of $18 million, efficiency savings from our supply chain optimization of $11 million, a favorable impact related to foreign currency exchange rates of $3 million and lower start-up and shut-down costs of $2 million and were negatively impacted by higher input costs of $56 million, particularly cotton and energy and oil-related materials, lower sales volumes of $29 million and higher other manufacturing costs of $2 million, which is net of the elimination of $6 million of excess 2010 costs related to servicing sales growth.

The average cotton price reflected in our results was 97 cents per pound in the third quarter of 2011 compared to 72 cents per pound in the third quarter of 2010. After taking into consideration the cotton costs currently included in our finished goods inventory and cotton prices we have locked in, we expect the average cost of cotton will exceed $1.00 per pound for the full year. These amounts do not include the impact of cotton costs on the cost of sourced goods. While cotton prices have declined in recent months, we will continue to have higher prices for cotton and oil-related materials reflected in our cost of sales, which will impact our results for the remainder of 2011 and the first half of 2012.

Selling, General and Administrative Expenses

	Quarter Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Selling, general and administrative expenses	$272,761	$249,815	$22,946	9.2%

Our selling, general and administrative expenses were $23 million higher in the third quarter of 2011 compared to the third quarter of 2010. As a percent of net sales our selling, general and administrative expenses were 22.2% in the third quarter of 2011 compared to 21.3% in the third quarter of 2010. Outerwear, International and Innerwear segment selling, general and administrative expenses were higher by $12 million, $9 million and $4 million, respectively, and Direct to Consumer and Hosiery segment selling, general and administrative expenses were lower by $2 million and $1 million, respectively. General corporate expenses within selling, general and administrative expenses, which are not allocated to segments, were flat in the third quarter of 2011 compared to the third quarter of 2010.

The higher selling, general and administrative expenses were primarily attributable to higher selling and other marketing expenses of $11 million, incremental administrative costs of $3 million attributable to Gear for Sports, higher media related media, advertising and promotion (“MAP”) expenses of $2 million, higher stock compensation and certain other benefit costs of $2 million, higher distribution expenses of $2 million, which is net of the elimination of $2 million of excess 2010 costs related to servicing sales growth, and higher expenses as a result of opening new retail stores or expanding existing stores of $2 million.

Operating Profit

	Quarter Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Operating profit	$152,682	$114,060	$38,622	33.9%

The higher operating profit was primarily attributable to higher operating profit of $24 million from the Innerwear segment, $17 million from the Outerwear segment and $2 million from the Direct to Consumer segment, partially offset by lower operating profit of $2 million from the Hosiery segment and $1 million from the International segment.

Other Expenses

	Quarter Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Other expenses	$880	$1,094	$(214)	(19.6)%

During the third quarter of 2011 and the third quarter of 2010, we incurred charges of $1 million for funding fees associated with the sales of certain trade accounts receivable to financial institutions.

Interest Expense, Net

	Quarter Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Interest expense, net	$38,262	$36,326	$1,936	5.3%

Interest expense, net was higher by $2 million in the third quarter of 2011 compared to the third quarter of 2010. The higher interest expense was primarily attributable to higher outstanding debt balances that increased interest expense by $3 million. Our weighted average interest rate on our outstanding debt, which excludes the impact of noncash items such as the amortization of debt issuance costs, was 5.50% during the third quarter of 2011 compared to 6.21% in the third quarter of 2010.

Income Tax Expense

	Quarter Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Income tax expense	$22,708	$15,328	$7,380	48.1%

Our effective income tax rate was 20% in the third quarter of 2011 and the third quarter of 2010.

Net Income

	Quarter Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net income	$90,832	$61,312	$29,520	48.1%

Net income for the third quarter of 2011 was higher than the third quarter of 2010 primarily due to higher operating profit of $39 million, partially offset by higher income tax expense of $7 million and higher interest expense of $2 million.

Operating Results by Business Segment — Third Quarter Ended October 1, 2011 Compared with Third Quarter Ended October 2, 2010

	Quarter Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales:
Innerwear	$515,263	$512,486	$2,777	0.5%
Outerwear	432,804	389,474	43,330	11.1
Hosiery	34,481	37,442	(2,961)	(7.9)
Direct to Consumer	97,565	100,327	(2,762)	(2.8)
International	150,072	133,633	16,439	12.3

Total net sales	$1,230,185	$1,173,362	$56,823	4.8%

Segment operating profit:
Innerwear	$79,353	$55,249	$24,104	43.6%
Outerwear	55,602	38,349	17,253	45.0
Hosiery	8,792	11,223	(2,431)	(21.7)
Direct to Consumer	12,308	10,569	1,739	16.5
International	15,839	16,748	(909)	(5.4)

Total segment operating profit	171,894	132,138	39,756	30.1
Items not included in segment operating profit:
General corporate expenses	(15,587)	(15,160)	427	2.8
Amortization of trademarks and other intangibles	(3,625)	(2,918)	707	24.2

Total operating profit	152,682	114,060	38,622	33.9
Other expenses	(880)	(1,094)	(214)	(19.6)
Interest expense, net	(38,262)	(36,326)	1,936	5.3

Income before income tax expense	$113,540	$76,640	$36,900	48.1%

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. Certain prior year segment selling, general and administrative expenses have been revised to conform to the current year presentation. These changes were primarily the result of our decision to cease allocating certain compensation related expenses to the segments. Other than this change, the allocation methodology for the consolidated selling, general and administrative expenses for the third quarter of 2011 was consistent with the third quarter of 2010. Our consolidated selling, general and administrative expenses before segment allocations were $23 million higher in the third quarter of 2011 compared to the third quarter of 2010.

Innerwear

	Quarter Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$515,263	$512,486	$2,777	0.5%
Segment operating profit	79,353	55,249	24,104	43.6

Overall net sales in the Innerwear segment were higher by $3 million in the third quarter of 2011 compared to the third quarter of 2010, primarily due to stronger net sales in our male underwear and socks product categories, partially offset by lower net sales in our intimate apparel product category.

Net sales in the male underwear product category were 10% or $22 million higher in the third quarter of 2011 compared to the third quarter of 2010, primarily due to net price increases, partially offset by lower unit sales volume.

Higher net sales of $3 million or 4% in our socks product category reflect higher Hanes brand net sales of $5 million, partially offset by lower Champion brand net sales of $3 million in the third quarter of 2011 compared to the third quarter of 2010. The higher Hanes brand net sales were primarily due to net price increases, partially offset by lower unit sales volume, and the lower Champion brand net sales were primarily attributable to the loss of a seasonal program.

Intimate apparel net sales were $22 million or 10% lower in the third quarter of 2011 compared to the third quarter of 2010. Our panties and bra product category net sales were both lower by $11 million, primarily due to lower unit sales volume resulting from a softness in the intimate apparel category, partially offset by net price increases.

Innerwear segment gross profit was higher by $28 million in the third quarter of 2011 compared to the third quarter of 2010. The higher gross profit was primarily due to higher net product pricing of $67 million, which includes the impact of higher sales incentives of $2 million, efficiency savings related to our supply chain optimization of $6 million, favorable product sales mix of $3 million, lower excess and obsolete inventory costs of $2 million and lower other manufacturing costs of $2 million. The lower other manufacturing costs of $2 million includes the elimination of $6 million of excess 2010 costs related to servicing sales growth. These factors were offset by $29 million of higher input costs such as cotton costs related to finished goods manufactured internally in our facilities, vendor prices, wages and energy and oil-related materials and lower sales volume of $25 million.

Innerwear segment operating profit was higher in the third quarter of 2011 compared to the third quarter of 2010 primarily as a result of higher gross profit, partially offset by higher distribution expenses of $2 million related to higher costs to implement our price increases partially offset by the elimination of excess 2010 costs related to servicing sales growth.

Outerwear

	Quarter Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$432,804	$389,474	$43,330	11.1%
Segment operating profit	55,602	38,349	17,253	45.0

Outerwear segment net sales were higher by $43 million or 11% in the third quarter of 2011 compared to the third quarter of 2010. Outerwear’s segment net sales include the impact of Gear for Sports, which was acquired in the fourth quarter of 2010 and contributed $83 million or 21 percentage points of the segment’s net sales growth and $27 million of gross profit for the third quarter of 2011. The Gear for Sports business includes sales of licensed logo apparel in collegiate bookstores and other channels.

Our Champion brand activewear net sales were lower by $7 million or 4% due to lower shipments to the wholesale club channel, partially offset by higher unit sales volume.

Our casualwear category net sales were lower in the retail channel by $26 million and in the wholesale channel by $6 million. The lower net sales in the retail casualwear channel were primarily attributable to a retailer’s decision to focus our Just My Size brand toward more core basics versus a mix with fashion-oriented lines, partially offset by net price increases. The lower net sales in the wholesale casualwear channel of 7% were primarily due to lower unit sales volume, partially offset by net price increases.

Outerwear segment gross profit was higher by $29 million in the third quarter of 2011 compared to the third quarter of 2010. The higher gross profit was primarily due to higher net product pricing of $29 million, which includes the impact of lower sales incentives of $4 million, favorable product sales mix of $22 million, efficiency savings related to our supply chain optimization of $4 million and higher sales volume of $3 million. These lower costs were partially offset by $23 million of higher input costs such as cotton costs related to finished goods manufactured internally in our facilities, vendor prices, wages and energy and oil-related materials, higher excess and obsolete inventory costs of $3 million and higher other manufacturing costs of $2 million.

Outerwear segment operating profit was higher in the third quarter of 2011 compared to the third quarter of 2010 primarily as a result of higher gross profit, partially offset by higher selling and other marketing expenses of $8 million and incremental administrative costs of $3 million attributable to Gear for Sports. The higher selling and other marketing expenses were primarily due to incremental costs resulting from the acquisition of Gear for Sports.

Hosiery

	Quarter Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$34,481	$37,442	$(2,961)	(7.9)%
Segment operating profit	8,792	11,223	(2,431)	(21.7)

Net sales in the Hosiery segment were lower by $3 million or 8%, which was primarily due to lower net sales of our Hanes brand in the national chain and mass merchant channels and lower net sales of our L’eggs brand to mass retailers and food and drug stores. The hosiery category has been in a state of consistent decline for the past decade, as the trend toward casual dress reduced demand for sheer hosiery. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

Hosiery segment gross profit was lower by $3 million in the third quarter of 2011 compared to the third quarter of 2010. The lower gross profit was primarily the result of lower sales volume of $2 million.

Hosiery segment operating profit was lower in the third quarter of 2011 compared to the third quarter of 2010 primarily as a result of lower gross profit.

Direct to Consumer

	Quarter Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$97,565	$100,327	$(2,762)	(2.8)%
Segment operating profit	12,308	10,569	1,739	16.5

Direct to Consumer segment net sales were lower by $3 million or 3% in the third quarter of 2011 compared to the third quarter of 2010 due to lower net sales related to our Internet operations of $3 million. Net sales in our outlet stores were slightly higher in the third quarter of 2011 compared to the third quarter of 2010. Comparable store sales were flat in the third quarter of 2011 compared to the third quarter of 2010.

Direct to Consumer segment gross profit was slightly lower in the third quarter of 2011 compared to the third quarter of 2010 primarily due to higher net product pricing of $4 million, offset by lower sales volume of $4 million.

Direct to Consumer segment operating profit was higher in the third quarter of 2011 compared to the third quarter of 2010 primarily as a result of lower non-media MAP expenses of $3 million, partially offset by higher expenses of $2 million as a result of opening new retail stores or expanding existing stores.

International

	Quarter Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$150,072	$133,633	$16,439	12.3%
Segment operating profit	15,839	16,748	(909)	(5.4)

Overall net sales in the International segment were higher by $16 million or 12% in the third quarter of 2011 compared to the third quarter of 2010, primarily as a result of sales growth in Asia, Latin America and Australia, reflecting net price increases, space gains and a favorable impact of $8 million related to foreign currency exchange rates. Excluding the impact of foreign exchange rates on currency, International segment net sales were higher by 6% in third quarter of 2011 compared to the third quarter of 2010. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Japanese yen, Canadian dollar and Brazilian real compared to the U.S. dollar.

During the third quarter of 2011, we experienced higher net sales, in each case excluding the impact of foreign currency exchange rates, in our activewear and intimate apparel businesses in Asia of $7 million, in our male underwear and intimate apparel businesses in Latin America of $6 million and in our activewear business in Australia of $5 million, which benefited from the acquisition of the assets of the TNF Group Unit Trust from TNF Group Pty Ltd, as trustee, and of Player Sportswear Unit Trust from Player Sportswear Pty Ltd, as trustee (collectively, “TNF”) in April 2011, partially offset by lower net sales in our intimate apparel business in Canada of $7 million and in our casualwear business in Europe of $2 million. In certain international markets we are focusing on adopting global designs for some product categories to quickly launch new styles to expand our market position. The higher net sales reflect our successful efforts to improve our strong positions.

International segment gross profit was higher by $8 million in the third quarter of 2011 compared to the third quarter of 2010. The higher gross profit was primarily a result of higher net product pricing of $14 million, which includes the impact of lower sales incentives of $1 million and a favorable impact related to foreign currency exchange rates of $3 million, partially offset by lower sales volume of $3 million, unfavorable product sales mix of $3 million and vendor price increases of $2 million.

International segment operating profit was slightly lower in the third quarter of 2011 compared to the third quarter of 2010, which was primarily attributable to higher selling and other marketing expenses of $3 million, higher distribution expenses of $2 million, higher media related MAP expenses of $1 million and higher non-media related MAP expenses of $1 million, partially offset by higher gross profit. The higher selling and marketing expenses were primarily due to incremental costs resulting from the acquisition of the assets of TNF and costs associated with the growth of our business in China. The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on operating profit of $1 million in the third quarter of 2011 compared to the third quarter of 2010.

General Corporate Expenses

General corporate expenses were flat in the third quarter of 2011 compared to the third quarter of 2010 primarily due to lower start-up and shut-down costs of $2 million associated with the consolidation and globalization of our supply chain, offset by higher stock compensation and certain other benefit costs of $2 million.

Condensed Consolidated Results of Operations — Nine Months Ended October 1, 2011 Compared with Nine Months Ended October 2, 2010

	Nine Months Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$3,491,828	$3,177,054	$314,774	9.9%
Cost of sales	2,284,620	2,110,943	173,677	8.2

Gross profit	1,207,208	1,066,111	141,097	13.2
Selling, general and administrative expenses	804,215	743,534	60,681	8.2

Operating profit	402,993	322,577	80,416	24.9
Other expenses	2,295	5,128	(2,833)	(55.2)
Interest expense, net	118,545	110,394	8,151	7.4

Income before income tax expense	282,153	207,055	75,098	36.3
Income tax expense	56,430	23,818	32,612	136.9

Net income	$225,723	$183,237	$42,486	23.2%

Net Sales

	Nine Months Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$3,491,828	$3,177,054	$314,774	9.9%

Consolidated net sales were higher by $315 million or 10% in the nine months of 2011 compared to 2010. The net sales growth reflects net price increases, incremental net sales from Gear for Sports and a favorable impact from foreign currency exchange rates, partially offset by lower unit sales volume in most categories.

Our three largest segments, Innerwear, Outerwear and International, demonstrated growth in net sales, with Outerwear and International delivering high double digit sales growth. Outerwear, International and Innerwear segment net sales were higher by $200 million (22%), $71 million (20%) and $49 million (3%), respectively. Hosiery and Direct to Consumer segment net sales were lower by $4 million (4%) and $1 million (< 1%).

Gross Profit

	Nine Months Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Gross profit	$1,207,208	$1,066,111	$141,097	13.2%

As a percent of net sales, our gross profit was 34.6% in the nine months of 2011 compared to 33.6% in the nine months of 2010. Our gross profit was higher by $141 million in the nine months of 2011 compared to 2010. The higher gross profit was primarily attributable to higher gross profit of $90 million from the Outerwear segment, of which $65 million was attributable to Gear for Sports, $31 million from the International segment, $21 million from the Innerwear segment and $1 million from the Direct to Consumer segment, partially offset by lower gross profit of $9 million from the Hosiery segment. General corporate expenses within gross profit, which are not allocated to segments, were $6 million lower in the nine months of 2011 compared to 2010.

Our results in the nine months of 2011 benefited primarily from net price increases of $206 million, which is net of the impact of higher sales incentives of $34 million, efficiency savings from our supply chain optimization of $34 million, higher sales volumes of $28 million, favorable product sales mix of $22 million, a favorable impact related to foreign currency exchange rates of $11 million, receipt of a one-time termination fee of $5 million related to a royalty license agreement and lower start-up and shut-down costs of $5 million and were negatively impacted by higher input costs of $142 million, particularly cotton and energy and oil-related materials, higher other manufacturing costs of $20 million, which is net of the elimination of $3 million of excess 2010 costs related to servicing sales growth, and higher excess and obsolete inventory costs of $7 million.

The average cotton price reflected in our results was 88 cents per pound in the nine months of 2011 compared to 62 cents per pound in the nine months of 2010. After taking into consideration the cotton costs currently included in our finished goods inventory and cotton prices we have locked in, we expect the average cost of cotton will exceed $1.00 per pound for the full year. These amounts do not include the impact of cotton costs on the cost of sourced goods. While cotton prices have declined in recent months, we will continue to have higher prices for cotton and oil-related materials reflected in our cost of sales, which will impact our results for the remainder of 2011 and the first half of 2012.

Selling, General and Administrative Expenses

	Nine Months Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Selling, general and administrative expenses	$804,215	$743,534	$60,681	8.2%

Our selling, general and administrative expenses were $61 million higher in the nine months of 2011 compared to 2010. As a percent of net sales our selling, general and administrative expenses were 23.0% in the nine months of 2011 compared to 23.4% in 2010. Outerwear, International and Innerwear segment selling, general and administrative expenses were higher by $34 million, $19 million and $16 million, respectively, and Hosiery and Direct to Consumer segment selling, general and administrative expenses were lower by $4 million and $2 million, respectively. General corporate expenses within selling, general and administrative expenses, which are not allocated to segments, were $5 million lower in the nine months of 2011 compared to 2010.

The higher selling, general and administrative expenses were primarily attributable to higher selling and other marketing expenses of $32 million, higher distribution expenses of $14 million, which is net of the elimination of $5 million of excess 2010 costs related to servicing sales growth, incremental administrative costs of $7 million attributable to Gear for Sports, higher expenses of $5 million as a result of opening new retail stores or expanding existing stores and higher media related MAP expenses of $4 million, partially offset by lower pension expense of $3 million.

Operating Profit

	Nine Months Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Operating profit	$402,993	$322,577	$80,416	24.9%

The higher operating profit was primarily attributable to higher operating profit of $56 million from the Outerwear segment, $11 million from the International segment, $5 million from the Innerwear segment and $3 million from the Direct to Consumer segment and lower general corporate expenses of $11 million which are not allocated to segments, partially offset by lower operating profit of $5 million from the Hosiery segment.

Other Expenses

	Nine Months Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Other expenses	$2,295	$5,128	$(2,833)	(55.2)%

During the nine months of 2011, we incurred charges of $2 million for funding fees associated with the sales of certain trade accounts receivable to financial institutions.

During the nine months of 2010, we wrote off unamortized debt issuance costs and incurred charges for funding fees associated with the sales of certain trade accounts receivable to financial institutions, which combined totaled $5 million. The write-off of unamortized debt issuance costs resulted from the repayment of $57 million of principal under the senior secured credit facility that we entered into in 2006 and amended and restated in 2009 (as amended and restated, the “2009 Senior Secured Credit Facility”) and from the reduction in borrowing capacity available under the accounts receivable securitization facility that we entered into in November 2007 (the “Accounts Receivable Securitization Facility”) from $250 million to $150 million that we effected in recognition of our lower trade accounts receivable balance resulting from the sales of certain trade accounts receivable to a financial institution outside the Accounts Receivable Securitization Facility.

Interest Expense, Net

	Nine Months Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Interest expense, net	$118,545	$110,394	$8,151	7.4%

Interest expense, net was higher by $8 million in the nine months of 2011 compared to 2010. The higher interest expense was primarily attributable to higher outstanding debt balances that increased interest expense by $12 million. In addition, the refinancing of our debt structure in November 2010, which included the sale of our $1 billion 6.375% Senior Notes, and the amendment of the 2009 Senior Secured Credit Facility in February 2011, together with a higher LIBOR, combined caused a net decrease in interest expense in the nine months of 2011 of $4 million.

Our weighted average interest rate on our outstanding debt was 5.62% during the nine months of 2011 compared to 5.71% in the nine months of 2010.

Income Tax Expense

	Nine Months Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Income tax expense	$56,430	$23,818	$32,612	136.9%

Our effective income tax rate was 20% in the nine months of 2011 compared to 12% in the nine months of 2010. The higher effective income tax rate for the nine months of 2011 compared to the nine months of 2010 was primarily attributable to a one-time benefit of $20 million in the nine months of 2010 resulting from the finalization of tax reviews and audits for amounts that were less than originally anticipated. This non-recurring income tax benefit was partially offset by a higher proportion of our earnings attributed to foreign subsidiaries than in the nine months of 2010, which are taxed at rates lower than the U.S. statutory rate.

Net Income

	Nine Months Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net income	$225,723	$183,237	$42,486	23.2%

Net income for the nine months of 2011 was higher than the nine months of 2010 primarily due to higher operating profit of $80 million and lower other expenses of $3 million, partially offset by higher income tax expense of $33 million and higher interest expense of $8 million.

Operating Results by Business Segment — Nine Months Ended October 1, 2011 Compared with Nine Months Ended October 2, 2010

	Nine Months Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales:
Innerwear	$1,571,277	$1,522,553	$48,724	3.2%
Outerwear	1,094,888	894,653	200,235	22.4
Hosiery	113,051	117,273	(4,222)	(3.6)
Direct to Consumer	277,819	278,680	(861)	(0.3)
International	434,793	363,895	70,898	19.5

Total net sales	$3,491,828	$3,177,054	$314,774	9.9%

Segment operating profit:
Innerwear	$231,321	$225,896	$5,425	2.4%
Outerwear	117,025	61,034	55,991	91.7
Hosiery	34,465	39,224	(4,759)	(12.1)
Direct to Consumer	22,070	18,898	3,172	16.8
International	53,614	42,462	11,152	26.3

Total segment operating profit	458,495	387,514	70,981	18.3
Items not included in segment operating profit:
General corporate expenses	(44,641)	(55,891)	(11,250)	(20.1)
Amortization of trademarks and other intangibles	(10,861)	(9,046)	1,815	20.1

Total operating profit	402,993	322,577	80,416	24.9
Other expenses	(2,295)	(5,128)	(2,833)	(55.2)
Interest expense, net	(118,545)	(110,394)	8,151	7.4

Income before income tax expense	$282,153	$207,055	$75,098	36.3%

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. Certain prior year segment selling, general and administrative expenses have been revised to conform to the current year presentation. These changes were primarily the result of our decision to cease allocating certain compensation related expenses to the segments. Other than this change, the allocation methodology for the consolidated selling, general and administrative expenses for the nine months of 2011 was consistent with the nine months of 2010. Our consolidated selling, general and administrative expenses before segment allocations were $61 million higher in the nine months of 2011 compared to 2010.

Innerwear

	Nine Months Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$1,571,277	$1,522,553	$48,724	3.2%
Segment operating profit	231,321	225,896	5,425	2.4

Overall net sales in the Innerwear segment were higher by $49 million in the nine months of 2011 compared to 2010, primarily due to stronger net sales in our male underwear and socks product categories, partially offset by lower net sales in our intimate apparel product category.

Net sales in the male underwear product category were 10% or $68 million higher in the nine months of 2011 compared to 2010, primarily due to net price increases and space gains in the discount retail and department store channels, partially offset by lower unit sales volume.

Higher net sales of $13 million or 7% in our socks product category reflect higher Hanes brand net sales of $19 million, partially offset by lower Champion brand net sales of $8 million in the nine months of 2011 compared to 2010. The higher Hanes brand net sales were primarily due to net price increases, partially offset by lower unit sales volume, and the lower Champion brand net sales were primarily attributable to the loss of a seasonal program.

Intimate apparel net sales were $32 million lower in the nine months of 2011 compared to 2010. Our bra category net sales were $27 million lower primarily due to lower unit sales volume resulting from a softness in the intimate apparel category and from higher sales of products with discounted promotional pricing, partially offset by net price increases. Our panties category net sales were lower by $5 million primarily due to lower unit sales volume resulting from a softness in the intimate apparel category, partially offset by net price increases and space gains.

Innerwear segment gross profit was higher by $21 million in the nine months of 2011 compared to 2010. The higher gross profit was primarily due to higher net product pricing of $99 million, which includes the impact of higher sales incentives of $35 million, efficiency savings related to our supply chain optimization of $20 million and favorable product sales mix of $5 million. These lower costs were offset by $68 million of higher input costs such as cotton costs related to finished goods manufactured internally in our facilities, vendor prices, wages and energy and oil-related materials, lower sales volume of $17 million, higher other manufacturing costs of $17 million primarily related to higher volume and freight costs and higher excess and obsolete inventory costs of $3 million. The higher other manufacturing costs of $17 million is net of the elimination of $3 million of excess 2010 costs related to servicing sales growth. Our excess and obsolete inventory costs were higher primarily in our intimate apparel categories as a result of specific retailer program discontinuations.

Innerwear segment operating profit was higher in the nine months of 2011 compared to 2010 primarily as a result of higher gross profit, partially offset by higher distribution expenses of $10 million, higher selling and other marketing expenses of $2 million and higher media related MAP expenses of $2 million. The higher distribution expenses related to higher costs to implement our price increases were partially offset by the elimination of excess 2010 costs related to servicing sales growth.

Outerwear

	Nine Months Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$1,094,888	$894,653	$200,235	22.4%
Segment operating profit	117,025	61,034	55,991	91.7

Outerwear segment net sales were higher by $200 million or 22% in the nine months of 2011 compared to 2010. Outerwear’s segment net sales include the impact of Gear for Sports, which was acquired in the fourth quarter of 2010 and contributed $191 million or 21 percentage points of the segment’s 22% net sales growth and $65 million of gross profit for the nine months of 2011. The Gear for Sports business includes sales of licensed logo apparel in collegiate bookstores and other channels.

Our Champion brand activewear net sales were higher by $17 million or 5% due to higher unit sales volume in the mass merchant and wholesale club channels and space gains in the department store and wholesale club channels, partially offset by lower unit sales volume. Our Champion brand has achieved growth by focusing on the fast growing active demographic with a unique moderate price positioning.

Our casualwear category net sales were higher in the wholesale channel by $31 million and lower in the retail channel by $37 million. The higher net sales in the wholesale casualwear channel of 12% were primarily due to net price increases, partially offset by lower unit sales volume. The lower net sales in the retail casualwear channel were impacted by a retailer’s decision to focus our Just My Size brand toward more core basics versus a mix with fashion-oriented lines, partially offset by net price increases.

Outerwear segment gross profit was higher by $90 million in the nine months of 2011 compared to 2010. The higher gross profit was primarily due to higher net product pricing of $66 million, which includes the impact of lower sales incentives of $1 million, favorable product sales mix of $44 million, higher sales volume of $32 million and efficiency savings related to our supply chain optimization of $12 million, partially offset by $55 million of higher input costs such as cotton costs related to finished goods manufactured internally in our facilities, vendor prices, wages and energy and oil-related materials and higher excess and obsolete inventory costs of $7 million.

Outerwear segment operating profit was higher in the nine months of 2011 compared to 2010 primarily as a result of higher gross profit, partially offset by higher selling and other marketing expenses of $23 million, incremental administrative costs of $8 million attributable to Gear for Sports and higher distribution expenses of $3 million related to higher sales volumes and higher costs to implement our price increases. The higher selling and other marketing expenses were primarily due to higher sales volumes and the incremental costs resulting from the acquisition of Gear for Sports.

Hosiery

	Nine Months Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$113,051	$117,273	$(4,222)	(3.6)%
Segment operating profit	34,465	39,224	(4,759)	(12.1)

Net sales in the Hosiery segment declined by $4 million or 4%, which was primarily due to lower net sales of our L’eggs brand to mass retailers and food and drug stores and lower net sales of our Hanes brand in the national chain and mass merchant channels, partially offset by higher net sales of the DKNY brand in the wholesale club channel. The hosiery category has been in a state of consistent decline for the past decade, as the trend toward casual dress reduced demand for sheer hosiery. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

Hosiery segment gross profit was lower by $9 million in the nine months of 2011 compared to 2010. The lower gross profit for the nine months of 2011 compared to 2010 was primarily the result of higher other manufacturing costs of $5 million, unfavorable product sales mix of $4 million and lower sales volume of $3 million, partially offset by lower excess and obsolete inventory costs of $3 million.

Hosiery segment operating profit was lower in the nine months of 2011 compared to 2010 primarily as a result of lower gross profit, partially offset by lower distribution expenses of $2 million.

Direct to Consumer

	Nine Months Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$277,819	$278,680	$(861)	(0.3)%
Segment operating profit	22,070	18,898	3,172	16.8

Direct to Consumer segment net sales were lower by $1 million in the nine months of 2011 compared to 2010 due to lower net sales related to our Internet operations of $4 million, partially offset by higher net sales in our outlet stores of $3 million. Comparable store sales were 1% higher in the nine months of 2011 compared to 2010.

Direct to Consumer segment gross profit was $1 million higher in the nine months of 2011 compared to 2010 primarily due to higher net product pricing of $7 million, partially offset by lower sales volume of $4 million and higher input costs of $2 million.

Direct to Consumer segment operating profit was higher in the nine months of 2011 compared to 2010 primarily due to higher gross profit, lower non-media related MAP expenses of $4 million and lower distribution expenses of $2 million, partially offset by higher expenses of $5 million as a result of opening new retail stores or expanding existing stores.

International

	Nine Months Ended
	October 1,	October 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$434,793	$363,895	$70,898	19.5%
Segment operating profit	53,614	42,462	11,152	26.3

Overall net sales in the International segment were higher by $71 million or 20% in the nine months of 2011 compared to 2010, primarily as a result of sales growth in Asia, Latin America, Europe and Australia, which reflects net price increases, space gains and a favorable impact of $26 million related to foreign currency exchange rates. Excluding the impact of foreign exchange rates on currency, International segment net sales were higher by 12% in the nine months of 2011 compared to 2010. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Japanese yen, Canadian dollar, Brazilian real, Euro and Mexican peso compared to the U.S. dollar.

During the nine months of 2011, we experienced higher net sales, in each case excluding the impact of foreign currency exchange rates, in our activewear, intimate apparel and male underwear businesses in Asia of $27 million, in our hosiery, male underwear and intimate apparel businesses in Latin America of $13 million, in our activewear business in Australia of $11 million, which benefited from the acquisition of the assets of TNF in April 2011, and in our casualwear business in Europe of $8 million. These higher net sales were partially offset by lower net sales in our intimate apparel business in Canada of $11 million. The higher net sales in Asia are primarily attributable to space gains and receipt of a one-time termination fee of $5 million related to a royalty license agreement. We subsequently entered into a new agreement with the licensee. In certain international markets we are focusing on adopting global designs for some product categories to quickly launch new styles to expand our market position. The higher net sales reflect our successful efforts to improve our strong positions.

International segment gross profit was higher by $31 million in the nine months of 2011 compared to 2010. The higher gross profit was primarily a result of higher net product pricing of $33 million, a favorable impact related to foreign currency exchange rates of $11 million, receipt of a one-time termination fee of $5 million related to a royalty license agreement and higher sales volume of $2 million, partially offset by vendor price increases of $16 million and unfavorable product sales mix of $5 million.

International segment operating profit was higher in the nine months of 2011 compared to 2010, which was primarily attributable to the higher gross profit, partially offset by higher selling and other marketing expenses of $8 million, higher distribution expenses of $6 million, higher media related MAP expenses of $2 million and higher non-media related MAP expenses of $2 million. The higher selling and marketing expenses were primarily due to incremental costs resulting from the acquisition of the assets of TNF and costs associated with the growth of our business in China. The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on operating profit of $4 million in the nine months of 2011 compared to 2010.

General Corporate Expenses

General corporate expenses were lower in the nine months of 2011 compared to 2010 primarily due to lower start-up and shut-down costs of $5 million associated with the consolidation and globalization of our supply chain, lower pension expense of $3 million and lower accelerated depreciation of $2 million.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are cash generated by operations and availability under the $600 million revolving credit facility (the “Revolving Loan Facility”) under the 2009 Senior Secured Credit Facility, the Accounts Receivable Securitization Facility and our international loan facilities. At October 1, 2011, we had $572 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $72 million of borrowing availability under our international loan facilities, $50 million of borrowing availability under our Accounts Receivable Securitization Facility and $48 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

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

•

we could increase or decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly impact our effective income tax rate; and

•

our board of directors has authorized the repurchase of up to 10 million shares of our stock in the open market over the next few years (2.8 million of which we have repurchased as of October 1, 2011 at a cost of $75 million), although we may choose not to repurchase any stock and instead focus on other uses of cash such as the repayment of our debt.

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

Our working capital was higher in nine months of 2011 compared to nine months of 2010, primarily in the form of inventory. In 2011 we expect working capital to be higher than 2010 to support sales growth, price increases and cost inflation. Inventory as of the end of the third quarter of 2011 was $404 million higher than year-end 2010 inventory primarily due to higher input costs such as cotton and oil-related materials. Year-end 2011 inventory is expected to be approximately $250 million to $300 million higher than year-end 2010 as a result of high inflationary costs.

As a result of the cost inflation and higher product pricing, we expect a negative impact on our cash flow from higher working capital, in particular higher accounts receivable and inventories, partially offset by higher accounts payable. We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year.

Capital spending has varied significantly from year to year as we executed our supply chain consolidation and globalization strategy and the integration and consolidation of our technology systems. We spent $69 million on gross capital expenditures during the nine months of 2011, which were offset by cash proceeds of $13 million primarily from a sale-leaseback transaction. We expect to continue to invest in our infrastructure during 2011 with net capital expenditures for the year approximating $90 million.

We expect, based on a calculation by our actuary, to make required cash contributions of $12 million to the U.S. qualified pension plan in 2011, of which we have made $6 million in the nine months of 2011. We may elect to make voluntary contributions, which are not expected to be significant in 2011.

There have been no other significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended January 1, 2011.

Sources and Uses of Our Cash

The information presented below regarding the sources and uses of our cash flows for the nine months ended October 1, 2011 and October 2, 2010 was derived from our consolidated financial statements.

	Nine Months Ended
	October 1,	October 2,
	2011	2010
	(dollars in thousands)
Operating activities	$(26,874)	$(37,074)
Investing activities	(65,239)	(33,620)
Financing activities	97,492	107,217
Effect of changes in foreign currency exchange rates on cash	(1,053)	30

Increase (decrease) in cash and cash equivalents	4,326	36,553
Cash and cash equivalents at beginning of year	43,671	38,943

Cash and cash equivalents at end of period	$47,997	$75,496

Operating Activities

Net cash used in operating activities was $27 million in the nine months of 2011 compared to $37 million in the nine months of 2010. The net decrease in cash used in operating activities of $10 million for the nine months of 2011 compared to the nine months of 2010 is primarily attributable to higher net income, partially offset by higher uses of working capital.

Net inventory increased $349 million from October 2, 2010 primarily due to $259 million of higher inflationary costs, $50 million related to Gear for Sports and $40 million of incremental units to support sales growth. As expected, inventory units on hand decreased from July 1, 2011 to October 1, 2011, however, as a result of high inflationary costs, our inventory dollars increased during the third quarter of 2011. Net inventory increased $404 million from January 1, 2011 primarily due to $265 million of higher inflationary costs and $139 million of incremental units due to planned build to support our seasonally stronger second half of the year.

Accounts receivable was $86 million higher compared to January 1, 2011 primarily due to higher sales volumes and higher net product pricing we have implemented in response to systemic cost inflation, partially offset by the timing of collections.

Investing Activities

Net cash used in investing activities was $65 million in the nine months of 2011 compared to $34 million in the nine months of 2010. The net increase in cash used in investing activities of $31 million in the nine months of 2011 compared to the nine months of 2010 was primarily the result of lower proceeds from sales of assets of $33 million and cash used for the acquisition of the assets of TNF in April 2011 of $9 million, partially offset by lower gross capital expenditures of $10 million. During the nine months of 2011, proceeds from sales of assets were $13 million, primarily resulting from a sale-leaseback transaction involving one distribution center.

Financing Activities

Net cash provided by financing activities was $97 million in the nine months of 2011 compared to $107 million in the nine months of 2010. The lower net cash from financing activities of $10 million in the nine months of 2011 compared to the nine months of 2010 was primarily the result of higher net repayments on the Revolving Loan Facility of $124 million, partially offset by higher net borrowings of $35 million on the Accounts Receivable Securitization Facility and higher net borrowings on notes payable of $7 million. In addition, we made $59 million in repayments of debt under the 2009 Senior Secured Credit Facility in the nine months of 2010 that did not recur in the nine months of 2011. We also received higher proceeds from stock options exercised of $13 million, partially offset by higher payments of $2 million in the nine months of 2011 to amend our credit facilities that did not occur in the nine months of 2010.

Cash and Cash Equivalents

As of October 1, 2011 and January 1, 2011, cash and cash equivalents were $48 million and $44 million, respectively. The higher cash and cash equivalents as of October 1, 2011 was primarily the result of net cash provided by financing activities of $97 million, partially offset by net cash used in investing activities of $65 million and net cash used in operating activities of $27 million.

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

Pursuant to this amendment, the ratio of total debt to EBITDA (the “Leverage Ratio”) that we may not exceed was increased from 4.00 to 1 for each fiscal quarter ending between October 16, 2010 and April 15, 2011 to 4.50 to 1, and will decline over time to 3.75 to 1. Also, the minimum ratio of EBITDA to consolidated total interest expense that we are required to maintain was decreased from 3.25 to 1 for each fiscal quarter ending between July 16, 2011 and October 15, 2012 to 3.00 to 1 and will increase over time to 3.25 to 1. In addition, we will be required to maintain a maximum ratio of senior secured indebtedness to EBITDA, which for each fiscal quarter ending between October 16, 2010 and October 15, 2012 cannot exceed 2.50 to 1 and will decline over time to 2.00 to 1. The methods of calculating all of the components used in these ratios are included in the 2009 Senior Secured Credit Facility. This amendment also significantly increased the flexibility of the indebtedness, investment and restricted payments baskets and use of excess cash flow under the 2009 Senior Secured Credit Facility.

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

As of October 1, 2011, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K or other SEC filings could cause noncompliance.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 1, 2011. There have been no material changes in these policies during the quarter ended October 1, 2011.

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

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting rules that require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity. The new accounting rules will be effective for us beginning after December 15, 2011. We do not expect the adoption of the new accounting rules to have a material effect on our financial condition, results of operations or cash flows.

Goodwill Impairment Testing

In September 2011, the FASB issued new accounting rules related to testing goodwill for impairment. The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. The new accounting rules will be effective for us beginning after December 15, 2011. We do not expect the adoption of the new accounting rules to have a material effect on our financial condition, results of operations or cash flows.

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

HANESBRANDS INC.

By:	/s/ Richard D. Moss
Richard D. Moss
Chief Financial Officer

Date: November 3, 2011

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).
3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008).
3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3 .9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.12	Amended and Restated Certificate of Incorporation of CC Products, Inc. (incorporated by reference from Exhibit 3.50 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.13	Amended and Restated Bylaws of CC Products, Inc. (incorporated by reference from Exhibit 3.51 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.14	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit Number	Description

3.15	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.16	Articles of Incorporation of Event 1, Inc. (incorporated by reference from Exhibit 3.52 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.17	Amended and Restated By-Laws of Event 1, Inc. (incorporated by reference from Exhibit 3.53 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.18	Amended Certificate of Incorporation of GearCo, Inc. (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.19	Amended and Restated Bylaws of GearCo, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.20	Third Amended and Restated Certificate of Incorporation of GFSI Holdings, Inc. (incorporated by reference from Exhibit 3.46 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.21	Amended and Restated Bylaws of GFSI Holdings, Inc. (incorporated by reference from Exhibit 3.47 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.22	Amended and Restated Certificate of Incorporation of GFSI, Inc. (incorporated by reference from Exhibit 3.48 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.23	Amended and Restated Bylaws of GFSI, Inc. (incorporated by reference from Exhibit 3.49 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).
3.24	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.25	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.26	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.27	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.28	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit Number	Description

3.29	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.30	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.31	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.) (incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.32	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.33	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.34	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.35	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.36	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.37	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.38	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.39	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.40	Certificate of Formation of Inner Self LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.41	Limited Liability Company Agreement of Inner Self LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.42	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit Number	Description
3.43	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.44	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.45	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC (incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.46	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.47	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.48	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.49	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.50	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.51	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.52	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
3.53	Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).
10.1	Retention Plan Award Agreement between the Registrant and Richard D. Moss dated June 28, 2011.*
10.2	Severance/Change in Control Agreement dated November 3, 2011 between the Registrant and Richard D. Moss.*
31.1	Certification of Richard A. Noll, Chief Executive Officer.
31.2	Certification of Richard D. Moss, Chief Financial Officer.
32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.
32.2	Section 1350 Certification of Richard D. Moss, Chief Financial Officer.

Exhibit Number	Description
101.INS XBRL	Instance Document**
101.SCH XBRL	Taxonomy Extension Schema Document**
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document**
101.LAB XBRL	Taxonomy Extension Label Linkbase Document**
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document**
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document**

*	Agreement relates to executive compensation.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.