Form 10-K
period 2011-12-31
Hanesbrands Inc.
filed 2012-02-17
CIK 1359841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of July 1, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,829,904,217 (based on the closing price of the common stock of $29.45 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).

As of February 10, 2012, there were 97,552,757 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2012 annual meeting of stockholders.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that any such expectation or belief will result or will be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	current economic conditions, including consumer spending levels and the price elasticity of our products;

•	the impact of significant fluctuations and volatility in various input costs, such as cotton and oil-related materials, utilities, freight and wages;

•	the highly competitive and evolving nature of the industry in which we compete;

•

our ability to successfully manage social, political, economic, legal and other conditions affecting our domestic and foreign operations and our supply chain sources, such as political instability and acts of war or terrorism, natural disasters, disruption of markets, operational disruptions, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	the impact of the loss of one or more of our suppliers of finished goods or raw materials;

•	our ability to effectively manage our inventory and reduce inventory reserves;

•	our ability to optimize our global supply chain;

•	our ability to continue to effectively distribute our products through our distribution network;

•	the risk of significant fluctuations in foreign currency exchange rates;

•	financial difficulties experienced by, or loss of or reduction in sales to, any of our top customers or groups of customers;

•	gains and losses in the shelf space that our customers devote to our products;

•	our ability to accurately forecast demand for our products;

•	increasing pressure on margins;

•	our ability to keep pace with changing consumer preferences;

•	the impact of any inadequacy, interruption or failure with respect to our information technology or any data security breach;

•	our ability to protect our reputation and brand images;

•	our ability to protect our trademarks, copyrights and patents;

•	our debt and debt service requirements that restrict our operating and financial flexibility and impose interest and financing costs;

•	the financial ratios that our debt instruments require us to maintain;

•	future financial performance, including availability, terms and deployment of capital;

•	market returns on the plan assets of our pension plans;

•	the impact of a significant decline in the fair value of the intangible assets and goodwill on our balance sheet;

•	unanticipated changes in our tax rates or exposure to additional income tax liabilities;

•	our ability to comply with international trade, environmental and occupational health and safety laws and regulations;

•	changes in our relationship with our employees and costs and adverse publicity from violations of labor or environmental laws by us or our suppliers;

•	our ability to attract and retain key personnel;

•	new litigation or developments in existing litigation; and

•	our ability to successfully integrate and grow acquisitions.

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

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You can inspect, read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that makes available reports, proxy statements and other information that we file electronically.

We make available copies of materials we file with, or furnish to, the SEC free of charge at www.hanesbrands.com (in the “Investors” section). By referring to our corporate website, www.hanesbrands.com, or any of our other websites, we do not incorporate any such website or its contents into this Annual Report on Form 10-K.

PART I

Item 1. Business

General

We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bali, Playtex, Just My Size, L’eggs, barely there, Wonderbra, Gear for Sports, Stedman, Zorba, Rinbros, Sol y Oro, Outer Banks and Duofold. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, kids’ underwear, casualwear, activewear, socks and hosiery.

The basic apparel sector of the apparel industry is characterized by frequently replenished items, such as T-shirts, bras, panties, men’s underwear, kids’ underwear, socks and hosiery. Growth and sales in the basic apparel sector are not primarily driven by fashion, in contrast to other areas of the broader apparel industry. We focus on the core attributes of comfort, fit and value, while remaining current with regard to consumer trends. The majority of our core styles continue from year to year, with variations only in color, fabric or design details. Some products, however, such as intimate apparel, activewear and sheer hosiery, do have more of an emphasis on style and innovation. We continue to invest in our largest and strongest brands to achieve our long-term growth goals. In addition to designing and marketing basic apparel, we have a long history of operating a global supply chain that incorporates a mix of self-manufacturing, third party contractors and third party sourcing.

Our fiscal year ends on the Saturday closest to December 31. All references to “2011,” “2010” and “2009” relate to the fiscal years ended on December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

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

Segment	Primary Products	Primary Brands
Innerwear	Intimate apparel, such as bras, panties and shapewear	Hanes, Bali, Playtex, barely there, Just My Size, Wonderbra

	Men’s underwear and kids’ underwear	Hanes, Polo Ralph Lauren*

	Socks	Hanes, Champion

Outerwear	Activewear, such as performance T-shirts and shorts, fleece, sports bras and thermals	Champion, Gear for Sports, Duofold

	Casualwear, such as T-shirts, fleece and sport shirts	Hanes, Just My Size, Champion, Hanes Beefy-T, Outer Banks

Hosiery	Hosiery	L’eggs, Hanes, Donna Karan,* DKNY,* Just My Size

Direct to Consumer	Activewear, men’s underwear, kids’ underwear, intimate apparel, socks, hosiery and casualwear	Hanes, Bali, Champion, Playtex, barely there, Just My Size, L’eggs

International	Activewear, men’s underwear, kids’ underwear, intimate apparel, socks, hosiery and casualwear	Hanes, Champion, Wonderbra,** Playtex,** Stedman, Zorba, Kendall,* Rinbros, Sol y Oro, Ritmo, Track N Field

*	Brand used under a license agreement.
**	As a result of the February 2006 sale of the European branded apparel business of Sara Lee Corporation, or “Sara Lee,” we are not permitted to sell this brand in the member states of the European Union, or the “EU,” several other European countries and South Africa.

Our brands have a strong heritage in the basic apparel industry. According to The NPD Group/Consumer Tracking Service, or “NPD,” our brands held either the number one or number two U.S. market position by units sold in most product categories in which we compete, for the 12-month period ended November 30, 2011.

Our products are sold through multiple distribution channels. During 2011, approximately 41% of our net sales were to mass merchants in the United States, 14% were to national chains and department stores in the United States, 13% were in our International segment, 8% were in our Direct to Consumer segment in the United States and 24% were to other retail channels in the United States such as embellishers, specialty retailers, wholesale clubs, collegiate bookstores, discount retailers and sporting goods stores. We have strong, long-term relationships with our top customers, including relationships of more than 10 years with each of our top 10 customers. The size and operational scale of the high-volume retailers with which we do business require extensive category and product knowledge and specialized services regarding the quantity, quality and planning of product orders. We have organized multifunctional customer management teams, which has allowed us to form strategic long-term relationships with these customers and efficiently focus resources on category, product and service expertise. We also have customer-specific programs such as the C9 by Champion products marketed and sold through Target stores.

Our ability to react to changing customer needs and industry trends is key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We seek to leverage our insights into consumer demand in the basic apparel industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. Examples of our recent innovations include:

•	Champion Seamless Adjustable sports bras that combine the comfort of a seamless bra with the adjustability and back close of a traditional bra to deliver maximum support (2012).

•	Hanes Comfort Toe Seam socks that were developed with patented knitting technology that enables the toe seam to lay completely flat for all-day comfort (2011).

•

barely there No Slip Fit bras that are designed with a unique Lycra® lining on the back band and straps that have a delicate silicone design to help the bras stay in place, eliminating unexpected slips or slides (2011).

•	barely there Dreamform bras that have the same support and design features as traditional cup and band bras but with the unsurpassed comfort for which barely there has become famous (2011).

•	Bali Comfort Revolution wirefree bras that are completely seamless and feature ultra-thin stretch foam cups and a soft comfort band to provide fit, flexibility and comfort (2011).

•

The Bali One Smooth U Powershape collection that includes a lingerie-inspired shapewear designed with comfortable, lightweight Lycra® to help whittle the waist and flatten the tummy, slim the thighs and smooth lumps and bumps (2011).

•

barely there Smart Sizes, a new bra sizing system that simplifies and streamlines the traditional bra sizing configuration from 16 sizes to just five sizes with innovative, “shape to fit” technology (2010).

•

The Wonderbra Secret Agent No Slip Fit collection that includes bras that feature shaping stay-in-place back and no slip straps that secretly work together to ensure everything stays comfortably in place all day (2010).

•	Bali Comfort-U bras with a feature that ensures that the straps and back stay in place, delivering the ultimate fit and comfort in a place most women don’t think to look—the back (2010).

•	Hanes Comfort Flex underwear that features a softer, more stretchable waistband that comfortably shifts without pinching or binding (2010).

•	Hanes dyed V-neck underwear T-shirts in black, gray and navy colors (2009).

•	Playtex 18 Hour Seamless smoothing bras that feature fused fabric to smooth sides and back (2009).

•	Bali Natural Uplift bras that feature advanced lift for the bust without adding size (2009).

Our Brands

Our portfolio of leading brands is designed to address the needs and wants of various consumer segments across a broad range of basic apparel products. Each of our brands has a particular consumer positioning that distinguishes it from its competitors and guides its advertising and product development. We discuss some of our most important brands in more detail below.

Hanes is the largest and most widely recognized brand in our portfolio. The Hanes brand covers all of our product categories, including men’s underwear, kids’ underwear, bras, panties, socks, T-shirts, fleece and sheer hosiery. Hanes stands for outstanding comfort, style and value. According to NPD, Hanes is the number one brand of total apparel in the U.S. as well as the leading brand of men’s and boys’ underwear, women’s and girls’ panties, and socks for the family by units sold for the 12-month period ended November 30, 2011.

Champion is our second-largest brand. For over 90 years, Champion has been outfitting athletes in authentic, high-quality athletic apparel. From high-performance sports bras and classic T-shirts to gym essentials like mesh shorts and fleece hoodies, our signature Double Dry fabric keeps athletes cool and dry, enhancing the workout experience. We believe that Champion’s combination of comfort, fit and design provides athletes with mobility, durability and up-to-date styles, all product qualities that are important in the sale of athletic products. We also distribute C9 by Champion products exclusively through Target stores.

Bali is the third-largest brand within our portfolio, offering a range of bras, panties and shapewear sold in the department store channel. Playtex, the fourth-largest brand within our portfolio, offers a line of bras, panties and shapewear, including products that offer solutions for hard to fit figures. Our brand portfolio also includes the following well-known brands: Just My Size, L’eggs, barely there, Wonderbra, Gear for Sports and Outer Banks. These brands serve to round out our product offerings, allowing us to give consumers a variety of options to meet their diverse needs.

Our Segments

Innerwear

The Innerwear segment focuses on core apparel products, such as women’s intimate apparel, men’s underwear, kids’ underwear and socks, marketed under well-known brands that are trusted by consumers. According to NPD, we are the women’s intimate apparel category leader in the United States with our Hanes, Bali, Playtex, barely there, Just My Size and Wonderbra brands, and we are also the leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes and Polo Ralph Lauren brand names (based on NPD unit share for the 12 months ending November 30, 2011). During 2011, net sales from our Innerwear segment were $2.1 billion, representing approximately 44% of total net sales.

Outerwear

We are a leader in the casualwear and activewear markets through our Hanes, Champion, Just My Size and Duofold brands, where we sell products such as T-shirts and fleece to both retailers and wholesalers. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for footwear and sports accessories. In our wholesale casualwear category, which we sometimes refer to as “imagewear”, we supply our T-shirts, sport shirts and fleece products, including brands such as Hanes, Champion, Outer Banks and Hanes Beefy-T, to customers, primarily wholesalers, who then resell to screen printers and embellishers. In 2010, we acquired GearCo, Inc., known as Gear for Sports, a leading seller of licensed logo apparel in collegiate bookstores and other channels. During 2011, net sales from our Outerwear segment were $1.5 billion, representing approximately 31% of total net sales.

Hosiery

We are the leading marketer of women’s sheer hosiery in the United States. We compete in the hosiery market by striving to offer superior values and executing integrated marketing activities, as well as focusing on the style of our hosiery products. We market hosiery products under our L’eggs, Hanes and Just My Size brands. During 2011, net sales from our Hosiery segment were $163 million, representing approximately 4% of total net sales.

Direct to Consumer

Our Direct to Consumer operations include our value-based (“outlet”) stores and Internet operations which sell products from our portfolio of leading brands. We sell our branded products directly to consumers through our outlet stores, as well as our websites operating under the Hanes, One Hanes Place, Just My Size and Champion names. Our Internet operations are supported by our catalogs. As of December 31, 2011 and January 1, 2011, we had 216 and 224 outlet stores, respectively. During 2011, net sales from our Direct to Consumer segment were $375 million, representing approximately 8% of total net sales.

International

Our International segment includes products that span across the Innerwear, Outerwear and Hosiery reportable segments and are primarily marketed under the Hanes, Champion, Wonderbra, Playtex, Stedman, Zorba, Rinbros, Kendall, Sol y Oro, Ritmo and Track N Field brands. During 2011, net sales from our International segment were $581 million, representing approximately 13% of total net sales and included sales in Latin America, Asia, Canada, Europe and Australia. Our largest international markets are Japan, Canada, Mexico, Europe and Brazil, and we have sales offices in India and China.

Design, Research and Product Development

At the core of our design, research and product development capabilities is an integrated team of over 325 professionals. A facility located in Winston-Salem, North Carolina, is the center of our research, technical design and product development efforts. We also employ creative design and product development personnel in our design center in New York City and design personnel at the Gear for Sports facility in Lenexa, Kansas. In 2011, 2010 and 2009, we spent approximately $47 million, $47 million and $46 million, respectively, on design, research and product development, including the development of new and improved products.

Customers

In 2011, approximately 87% of our net sales were to customers in the United States and approximately 13% were to customers outside the United States. Domestically, almost 82% of our net sales were wholesale sales to retailers, 9% were direct to consumers and 9% were wholesale sales to wholesalers and third party embellishers. We have well-established relationships with some of the largest apparel retailers in the world. Our largest customers are Wal-Mart Stores, Inc. (“Wal-Mart”), Target Corporation (“Target”) and Kohl’s Corporation (“Kohl’s”), accounting for 25%, 16% and 6%, respectively, of our total sales in 2011. As is common in the basic apparel industry, we generally do not have purchase agreements that obligate our customers to purchase our products. However, all of our key customer relationships have been in place for 10 years or more. Wal-Mart, Target, Kohl’s, CVS Caremark Corporation (“CVS”) and SanMar Corporation (“SanMar”) are our only customers with sales that exceed 10% of any individual segment’s sales. In our Innerwear segment, Wal-Mart accounted for 39% of sales, Target accounted for 16% of sales and Kohl’s accounted for 11% of sales during 2011. In our Outerwear segment, Target accounted for 27% of sales, Wal-Mart accounted for 15% of sales and SanMar accounted for 10% of sales during 2011. In our Hosiery segment, Wal-Mart accounted for 20% of sales, Target accounted for 13% of sales and CVS accounted for 10% of sales during 2011.

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

Sales to the mass merchant channel in the United States accounted for approximately 41% of our net sales in 2011. We sell all of our product categories in this channel primarily under our Hanes, Champion, Just My Size and Playtex brands. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Wal-Mart. Our largest mass merchant customer is Wal-Mart, which accounted for approximately 25% of our net sales in 2011.

Sales to the national chains and department stores channel in the United States accounted for approximately 14% of our net sales in 2011. These retailers target a higher-income consumer than mass merchants, focus more of their sales on apparel items rather than other consumer goods such as grocery and drug products and are characterized by large retailers such as Kohl’s, JC Penney Company, Inc. and Sears Holdings Corporation. We sell all of our product categories in this channel. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than national chains or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s, Inc. and Dillard’s, Inc. We sell products in our intimate apparel, hosiery, socks, activewear and underwear categories through department stores.

Sales in our Direct to Consumer segment in the United States accounted for approximately 8% of our net sales in 2011. We sell our branded products directly to consumers through our 216 outlet stores, as well as our websites operating under the Hanes, One Hanes Place, Just My Size and Champion names. Our outlet stores are value-based, offering the consumer a savings of 25% to 40% off suggested retail prices, and sell first-quality, excess, post-season, obsolete and slightly imperfect products. Our websites, supported by our catalogs, address the growing direct to consumer channel that operates in today’s 24/7 retail environment, and we have an active database of approximately 4.5 million consumers receiving our catalogs and emails.

Sales in our International segment represented approximately 13% of our net sales in 2011, and included sales in Latin America, Asia, Canada, Europe and Australia. Our largest international markets are Japan, Canada, Mexico, Europe and Brazil. We also have sales offices in India and China and we operate in several locations in Latin America including Mexico, Argentina, Brazil and Central America. From an export business perspective, we use distributors to service customers in the Middle East and Asia, and have a limited presence in Latin America. The brands that are the primary focus of the export business include Hanes and Champion socks, Champion activewear, Hanes underwear and Bali, Playtex, Wonderbra and barely there intimate apparel. As discussed below under “Intellectual Property,” we are not permitted to sell Wonderbra and Playtex branded products in the member states of the EU, several other European countries and South Africa. For more information about our sales on a geographic basis, see Note 19 to our financial statements.

Sales in other channels in the United States represented approximately 24% of our net sales in 2011. We sell T-shirts, golf and sport shirts and fleece sweatshirts to wholesalers and third party embellishers primarily under our Hanes, Hanes Beefy-T and Outer Banks brands. Sales to wholesalers and third party embellishers accounted for approximately 8% of our net sales in 2011. We also sell a significant range of our underwear, activewear and socks products under the Champion brand to wholesale clubs, such as Costco Wholesale Corporation, and sporting goods stores, such as The Sports Authority, Inc. We sell primarily legwear and underwear products under the Hanes and L’eggs brands to food, drug and variety stores. We also sell licensed logo apparel in collegiate bookstores. We sell products that span across our Innerwear, Outerwear and Hosiery segments to the U.S. military for sale to servicemen and servicewomen and through discount retailers, such as the Dollar General Corporation and Family Dollar Stores, Inc.

Inventory

Effective inventory management is a key component of our future success. Because our customers generally do not purchase our products under long-term supply contracts, but rather on a purchase order basis, effective inventory management requires close coordination with the customer base. We seek to ensure that products are available to meet customer demands while effectively managing inventory levels. We employ various types of inventory management techniques that include collaborative forecasting and planning, supplier-managed inventory, key event management and various forms of replenishment management processes. Our supplier-managed inventory initiative is intended to shift raw material ownership and management to our suppliers until consumption, freeing up cash and improving response time. We have demand management planners in our customer management group who work closely with customers to develop demand forecasts that are passed to the supply chain. We also have professionals within the customer management group who coordinate daily with our larger customers to help ensure that our customers’ planned inventory levels are in fact available at their individual retail outlets. Additionally, within our supply chain organization we have dedicated professionals who translate the demand forecast into our inventory strategy and specific production plans. These individuals work closely with our customer management team to balance inventory investment/exposure with customer service targets.

Seasonality

Our operating results are subject to some variability due to seasonality and other factors. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. We generally have higher sales during back-to-school shopping and holiday selling seasons and during periods of cooler weather which benefits certain product categories such as fleece. Sales levels in any period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses (“MAP”) may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

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

In 2011, we launched a number of new advertising and marketing initiatives:

•

Hanes announced a new Facebook application to share comfort with those who need it most. Fans of Hanes on Facebook were able to personalize and send free virtual Comfort Packages to friends and family via a digital tool on the Hanes Facebook page. For each package sent, Hanes pledged to donate $1 to the National Breast Cancer Foundation, Inc. to promote early cancer detection and provide mammograms for those in need. Hanes has given over $1 million to breast cancer awareness since 2009.

•

L’eggs launched a national marketing campaign featuring the iconic brand’s first national television advertising in more than 14 years and a new tagline: You’re in luck. You’re in L’eggs. L’eggs also announced a partnership with Dress for Success, an international not-for-profit organization that promotes the economic independence of disadvantaged women by providing professional attire, a network of support and career development tools. As part of the partnership, L’eggs will donate up to 10,000 pairs of leg wear to Dress For Success through a virtual leg wear drive on Facebook.

•

Hanes launched new national television ads for its women’s intimate apparel, including Hanes ComfortFlex Fit Bras that shape to fit and Hanes No Ride Up Panties that know their place and stay in place. The ads began airing on national network morning, daytime and primetime shows, as well as national cable shows, in April 2011 and continued throughout the year.

•

Bali launched its Live Beautifully Daily campaign, a national movement focused on helping women embrace how to Live Beautifully Daily through the way they look and feel. As part of the movement’s kickoff, Bali joined with Jennifer Rade, one of the country’s top celebrity stylists, to encourage women to Live Beautifully Daily, as well as pledged to donate up to $50,000 to its long-standing partner, The Breast Cancer Research Foundation, which plays a critical role in helping women with breast cancer Live Beautifully Daily.

•

Hanes imagewear, a major supplier of T-shirts, sportshirts and fleece to the decorated apparel industry, announced a partnership with Box Tops for Education that will enable schools across the United States to earn valuable Box Tops when they order Hanes products or apparel for their spiritwear and eventwear needs. The exclusive partnership, called Hanes4Education, is open to more than 69,000 U.S. schools participating in the Box Tops for Education program and includes all Hanes T-shirt styles as well as sport shirts and fleece items.

We also continued some of our existing advertising and marketing initiatives:

•

Hanes continued its men’s underwear marketing campaign starring Michael Jordan in support of Hanes underwear with ComfortFlex Waistbands and Lay Flat Collar T-Shirts. The campaign included a new series of television commercial showing that Hanes Lay Flat Collar undershirts will never suffer from wavy “bacon necks” like other shirts and highlighting the superior comfort of the Hanes ComfortFlex Waistband.

•

Champion continued its “How You Play” national advertising campaign. The campaign includes print, out-of-home and online components and is designed to capture the enjoyment of sport and the love of the game.

•

This spring, Champion will launch ChampionSportBras.com, including an updated bra blog designed to spur online dialogue around all things related to breast health and sports bras. The blog features comments and questions by women of all fitness levels from industry experts to first-time exercisers as well as the latest on emerging product innovations and style choices.

•

Hanes continued its “For Future Generations” national environmental advertising campaign which takes a lighthearted approach to the brand’s environmental responsibility efforts, including eco-friendly products.

•	We continued our television advertising campaign in support of Hanes socks for the family, highlighting the new Comfort Toe Seam feature.

•

We continued our innovative and expressive advertising and marketing campaign called “Girl Talk,” in which confident, everyday women talk about their breasts, in support of our Playtex 18 Hour and Playtex Secrets product lines.

•

Hanes conducted its 3rd annual Holiday Sock Drive which encouraged its nearly two million Facebook fans to support a drive to contribute socks to those in need through the Salvation Army. Hanes has contributed more than 1.7 million socks since 2009.

•

Hanes developed a Facebook sampling program to give its fans an opportunity to try the latest comfort innovations. For women, this included weekly promotions such as Wedgie-Free Wednesdays (for Hanes No Ride Up panties), Happy Toe Tuesdays (for Hanes Comfort Toe Seam socks), and Comfort Flex Fit Fridays (for Hanes Comfort Flex Fit bras). For men, this included the Comfort Challenge promotion encouraging men to try the Hanes Lay Flat Collar undershirt.

Distribution

As of December 31, 2011, we distributed our products from 36 distribution centers. These facilities include 15 facilities located in the United States and 21 facilities located outside the United States in regions where we manufacture our products. We internally manage and operate 18 of these facilities, and we use third party logistics providers who operate the other 18 facilities on our behalf. International distribution operations use a combination of third party logistics providers, as well as owned and operated distribution operations, to distribute goods to our various international markets.

Manufacturing and Sourcing

During 2011, approximately 66% of our finished goods sold were manufactured through a combination of facilities we own and operate and facilities owned and operated by third party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We sourced the remainder of our finished goods from third party manufacturers who supply us with finished products based on our designs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.

Finished Goods That Are Manufactured by Hanesbrands

The manufacturing process for the finished goods that we manufacture begins with raw materials we obtain from suppliers. The principal raw materials in our product categories are cotton and synthetics. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the upward volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn, and it is the yarn suppliers’ responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. In addition to cotton yarn and cotton-based textiles, we use thread, narrow elastic and trim for product identification, buttons, zippers, snaps and lace.

Fluctuations in crude oil or petroleum prices may also influence the prices of items used in our business, such as chemicals, dyestuffs, polyester yarn and foam. Alternate sources of these materials and services are readily available. Cotton and synthetic materials are typically spun into yarn, which is then knitted into cotton, synthetic and blended fabrics. We source all of our yarn requirements from large-scale suppliers. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with scheduled production. These fabrics are cut and sewn into finished products, either by us or by third party contractors. Most of our cutting and sewing operations are strategically located in Asia, Central America and the Caribbean Basin.

Rising fuel, energy and utility costs may have a significant impact on our manufacturing costs. These costs may fluctuate due to a number of factors outside our control, including government policy and regulation, foreign exchange rates and weather conditions.

We currently operate 43 manufacturing facilities. In making decisions about the location of manufacturing operations and third party sources of supply, we consider a number of factors, including labor, local operating costs, quality, regional infrastructure, applicable quotas and duties, and freight costs. For example, our textile production plant in Nanjing, China, enables us to expand and leverage our production scale in Asia as we balance our supply chain across hemispheres, thereby diversifying our production risks.

Finished Goods That Are Manufactured by Third Parties

In addition to our manufacturing capabilities, we also source finished goods we design from third party manufacturers, also referred to as “turnkey products.” Many of these turnkey products are sourced from international suppliers by our strategic sourcing hubs in Hong Kong and other locations in Asia.

All contracted and sourced manufacturing must meet our high quality standards. Further, all contractors and third party manufacturers must be preaudited and adhere to our strict supplier and business practices guidelines. These requirements provide strict standards covering hours of work, age of workers, health and safety conditions and conformity with local laws and Hanesbrands’ standards. Each new supplier must be inspected and agree to comprehensive compliance terms prior to performance of any production on our behalf. We audit compliance with these standards and maintain strict compliance performance records. In addition to our audit procedures, we require certain of our suppliers to be Worldwide Responsible Accredited Production, or “WRAP,” certified. WRAP is a recognized apparel certification program that independently monitors and certifies compliance with certain specified manufacturing standards that are intended to ensure that a given factory produces sewn goods under lawful, humane and ethical conditions. WRAP uses third party, independent certification firms and requires factory-by-factory certification.

Geographic Financial Summary

For a summary of our operations by geographic area for each of the three most recent fiscal years, including revenues from external customers and long-lived assets, see Note 19 to our financial statements included in this Annual Report on Form 10-K.

Trade Regulation

We are exposed to certain risks of doing business outside of the United States. We import goods into the United States and other countries from company-owned facilities in Asia, Central America, the Caribbean Basin and Mexico, and from suppliers in those areas and in Europe, South America, Africa and the Middle East. These import transactions are subject to customs, trade and other laws and regulations governing their entry into the United States and other countries and to tariffs applicable to such merchandise.

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

Finally, imported apparel merchandise may be subject to various restrictive trade actions initiated by the United States government, domestic industry, labor or other parties under various United States laws. Such actions could result in the United States government imposing additional tariffs or other restrictions against apparel under special safeguard actions applicable to China, other safeguard actions applicable to any country, or antidumping or countervailing duties applicable to specific products from specific countries. Currently there are no such actions, additional, special or safeguard duties or quotas imposed against products which we import into the United States. Our management evaluates the possible impact of these and similar actions on our ability to import products from China and other countries. If such safeguards or duties were to be imposed, we do not expect that these restraints would have a material impact on us.

Our management monitors new developments and risks relating to duties, tariffs and quotas. Changes in these areas have the potential to harm or, in some cases, benefit our business. In response to the changing import environment management has chosen to continue its balanced approach to manufacturing and sourcing. We attempt to limit our sourcing exposure through geographic diversification with a mix of company-owned and contracted production, as well as shifts of production among countries and contractors. We intend to continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.

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

•

Strong brands with leading market positions. According to NPD, our brands held either the number one or number two U.S. market position by units sold in most product categories in which we compete, and our largest brand, Hanes, was the top-selling apparel brand in the United States by units sold, for the 12-month period ended November 30, 2011.

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

•

Significant scale of operations. According to NPD, we are the largest seller of basic apparel in the United States as measured by units sold for the 12-month period ended November 30, 2011. Most of our products are sold to large retailers that have high-volume demands. We believe that we are able to leverage our significant scale of operations to provide us with greater manufacturing efficiencies, purchasing power and product design, marketing and customer management resources than our smaller competitors.

•

Global supply chain. Our global supply chain provides us with a balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply. Our global supply chain enables us to expand and leverage our production scale as we balance our supply chain across hemispheres, thereby diversifying our production risks.

•

Strong customer relationships. We sell our products primarily through large, high-volume retailers, including mass merchants, department stores and national chains. We have strong, long-term relationships with our top customers, including relationships of more than 10 years with each of our top ten customers. We have aligned significant parts of our organization with corresponding parts of our customers’ organizations. We also have entered into customer-specific programs such as the C9 by Champion products marketed and sold through Target stores.

Intellectual Property

Overview

We market our products under hundreds of trademarks and service marks in the United States and other countries around the world, the most widely recognized of which are Hanes, Champion, C9 by Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Stedman, Outer Banks, Zorba, Rinbros, Duofold and Gear for Sports. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear, and we also hold licenses from various toy and media companies giving us the right to use certain of their proprietary characters, names and trademarks.

Some of our own trademarks are licensed to third parties, such as Champion for athletic-oriented accessories. In the United States and Canada, the Playtex trademark is owned by Playtex Marketing Corporation, of which we own a 50% interest and which grants to us a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of apparel in the United States and Canada. The other 50% interest in Playtex Marketing Corporation is owned by Playtex Products, Inc., an unrelated third party, who has a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of non-apparel products in the United States. Outside the United States and Canada, we own the Playtex trademark and perpetually license such trademark to Playtex Products, Inc. for non-apparel products. In addition, as described below, as part of Sara Lee’s sale in February 2006 of its European branded apparel business, an affiliate of Sun Capital Partners, Inc., or “Sun Capital,” has an exclusive, perpetual, royalty-free license to manufacture, sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the European Union, as well as several other European nations and South Africa. We also own a number of copyrights. Our trademarks and copyrights are important to our marketing efforts and have substantial value. We aggressively protect these trademarks and copyrights from infringement and dilution through appropriate measures, including court actions and administrative proceedings.

Although the laws vary by jurisdiction, trademarks generally remain valid as long as they are in use and/or their registrations are properly maintained. Most of the trademarks in our portfolio, including our core brands, are covered by trademark registrations in the countries of the world in which we do business, in addition to many other jurisdictions around the world, with registration periods generally ranging between seven and 10 years depending on the country. Generally, trademark registrations can be renewed indefinitely as long as the trademarks are in use. We have an active program designed to ensure that our trademarks are registered, renewed, protected and maintained. We plan to continue to use all of our core trademarks and plan to renew the registrations for such trademarks as needed. Most of our copyrights are unregistered, although we have a sizable portfolio of copyrighted lace designs that are the subject of a number of registrations at the U.S. Copyright Office.

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

Shared Trademark Relationship with Sun Capital

In February 2006, Sara Lee sold its European branded apparel business to an affiliate of Sun Capital. In connection with the sale, Sun Capital received an exclusive, perpetual, royalty-free license to manufacture, sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the European Union, as well as Belarus, Bosnia-Herzegovina, Croatia, Macedonia, Moldova, Morocco, Norway, Russia, Serbia-Montenegro, South Africa, Switzerland, Ukraine, Andorra, Albania, Channel Islands, Lichtenstein, Monaco, Gibraltar, Guadeloupe, Martinique, Reunion and French Guyana, which we refer to as the “Covered Nations.” We are not permitted to sell Wonderbra and Playtex branded products in the Covered Nations, and Sun Capital is not permitted to sell Wonderbra and Playtex branded products outside of the Covered Nations. In connection with the sale, we also have received an exclusive, perpetual royalty-free license to sell DIM and UNNO branded products in Panama, Honduras, El Salvador, Costa Rica, Nicaragua, Belize, Guatemala, Mexico, Puerto Rico, the United States, Canada and, for DIM products, Japan. We are not permitted to sell DIM or UNNO branded apparel products outside of these countries and Sun Capital is not permitted to sell DIM or UNNO branded apparel products inside these countries. In addition, the rights to certain European-originated brands previously part of Sara Lee’s branded apparel portfolio were transferred to Sun Capital and are not included in our brand portfolio.

Corporate Social Responsibility

We have a formal corporate social responsibility (“CSR”) program that consists of five core initiatives: a global ethics program for all employees worldwide; a facility compliance program that seeks to ensure company and supplier plants meet our labor and social compliance standards; a product safety program; global environmental management and energy management systems that seek to reduce the environmental impact of our operations; and a commitment to corporate philanthropy which seeks to meet the “fundamental needs” of the communities in which we live and work. We employ more than 15 full-time CSR personnel across the world to manage our program.

Hanesbrands and its global social compliance program are fully accredited by the Fair Labor Association (the “FLA”), a leading independent nongovernmental international workers’ rights organization. The FLA works with industry, civil society organizations and colleges and universities to protect workers’ rights and improve working conditions in factories around the world, and a representative of Hanesbrands sits on the FLA governing board. Participating companies in the FLA are required to fulfill 10 comprehensive obligations to protect workers’ rights, including conducting internal monitoring of facilities, submitting to independent monitoring audits and verification, and managing and reporting information on their compliance efforts. The FLA conducts unannounced independent external monitoring audits of a sample of a participating company’s plants and suppliers and publishes the results of those audits for the public to review. In November 2010, As You Sow, a San Francisco-based shareholder advocacy organization, issued a report on apparel supply chain compliance programs and rated Hanesbrands’ program with the third-highest grade of companies studied.

We are committed to reducing our greenhouse gas footprint, and we have implemented a comprehensive corporate energy policy to minimize energy consumption, reduce operating costs, and continually reduce emissions to the environment. We manage this commitment by reducing our energy consumption as much as possible, exploring better supply chain management to reduce our use of energy-intensive transportation, adopting cleaner technologies where possible and actively tracking our energy metrics. Currently, more than 30% of our total worldwide energy use comes from renewable sources. We have reduced our CO2 emissions per unit manufactured by more than 16% since 2007. We have also worked closely with Energy Star, a program of the U.S. Environmental Protection Agency that helps save money and protect the environment through energy efficient products and practices. Hanesbrands earned the U.S. EPA Energy Star partner of the year award in 2010 and 2011 for energy efficiency progress. In Newsweek magazine’s latest annual list of the 500 greenest companies in America, Hanesbrands ranks No. 150.

We also incorporate Leadership in Energy and Environmental Design (“LEED”) practices into many remodeling and new construction projects for our facilities around the world, including sales offices, retail stores, headquarters buildings, distribution centers and manufacturing facilities. We have earned the U.S. Green Building Council’s LEED sustainability certification for six of our facilities with two further certifications pending. In total, we have 20 percent of our worldwide square footage that is either LEED certified or in the process of achieving certification. Our more than 1 million-square-foot fabric production plant in Nanjing, China, is one of the few manufacturing facilities with certification in that country, and our 1.3 million-square-foot distribution center in Perris, California, is one of the largest LEED-certified distribution centers in the world. Sustainable features of the LEED-certified facilities include reduction of energy usage through extensive use of natural skylighting, motion-detection lighting, advanced climate control technology, reduction of water usage through low-water bathroom fixtures and low-water landscaping, innovative site grading techniques and use of locally produced concrete.

Our corporate philanthropic efforts are focused on meeting the “fundamental needs” of the communities in which we live and work. In 2011, we were again the largest corporate giver to our local United Way in Forsyth County, N.C., with our corporate and employee gifts totaling more than $2 million. In Central America and the Caribbean Basin, we have instituted the unique Green For Good program (Viviendo Verde), in which we use the proceeds from recycling waste materials in our manufacturing operations for community improvement projects, such as school and health-clinic renovations, that also are supported through extensive employee volunteerism. We are preparing the rollout of this program in Asia. For more detail on the full range of our CSR efforts, including our commitment to and work in our communities, go to www.hanesbrandsCSR.com.

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

Governmental Regulation

We are subject to U.S. federal, state and local laws and regulations that could affect our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. While we have had a product safety program in place for many years focused heavily on children’s products, we have reinforced our product safety team and technological capabilities to ensure that we fully comply with the new Consumer Products Safety Improvement Act. Our international businesses are subject to similar laws and regulations in the countries in which they operate. Our operations also are subject to various international trade agreements and regulations. See “— Trade Regulation.” While we believe that we are in compliance in all material respects with all applicable governmental regulations, current governmental regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.

Employees

As of December 31, 2011, we had approximately 53,300 employees, approximately 7,900 of whom were located in the United States. Of the employees located in the United States, approximately 2,200 were full or part-time employees in our stores within our direct to consumer channel. As of December 31, 2011, in the United States, approximately 30 employees were covered by collective bargaining agreements. Some of our international employees were also covered by collective bargaining agreements. We believe our relationships with our employees are good.

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

Economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers, suppliers and other business partners to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.

Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary spending by consumers. Discretionary spending is affected by many factors that are outside of our control, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, energy prices, unemployment trends and other matters that influence consumer confidence and spending. Reduced sales at our wholesale customers may lead to lower retail inventory levels, reduced orders to Hanesbrands, or order cancellations. These lower sales volumes, along with the possibility of restrictions on access to the credit markets, may result in our customers experiencing financial difficulties including store closures, bankruptcies or liquidations. This may result in higher credit risk relating to receivables from our customers who are experiencing these financial difficulties. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our suppliers of raw materials and finished goods, logistics and other service providers and financial institutions which are counterparties to our credit facilities and derivatives transactions. In addition, the inability of these third parties to overcome these difficulties may increase. If third parties on which we rely for raw materials, finished goods or services are unable to overcome financial difficulties and provide us with the materials and services we need, or if counterparties to our credit facilities or derivatives transactions do not perform their obligations, our business, results of operations, financial condition and cash flows could be adversely affected.

Significant fluctuations and volatility in the price of various input costs, such as cotton and oil-related materials, utilities, freight and wages, may have a material adverse effect on our business, results of operations, financial condition and cash flows.

The economic environment in which we are operating continues to be uncertain and volatile, which could have unanticipated adverse effects on our business during 2012 and beyond. We have seen a sustained increase in various input costs, such as cotton and oil-related materials, utilities, freight and wages, which impacted our results in 2011 and will continue to do so through at least the first half of 2012. Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. Increases in inflation may not be matched by rises in income, which also could have a negative impact on spending. In addition, sudden decreases in the costs for materials, including cotton, may result in the cost of inventory exceeding the cost of new production, which could result in lower profitability, particularly if these decreases result in downward price pressure. If, in the future we incur volatility in the costs for materials, including cotton, and labor that we are unable to offset through price adjustments or improved efficiencies, or if consumer spending declines or if our competitors’ unwillingness to follow our price changes results in downward price pressure, our business, results of operations, financial condition and cash flows may be adversely affected.

We operate in a highly competitive and rapidly evolving market, and our market share and results of operations could be adversely affected if we fail to compete effectively in the future.

The basic apparel market is highly competitive and evolving rapidly. Competition is generally based upon brand name recognition, price, product quality, selection, service and purchasing convenience. Our businesses face competition today from other large corporations and foreign manufacturers, as well as, department stores and other retailers, including many of our customers, that market and sell basic apparel products under private labels that compete directly with our brands. Our customers may buy goods that are manufactured by others, which represents a lost business opportunity for us, or they may sell private label products manufactured by us, which have significantly lower gross margins than our branded products. In our Outerwear segment, we also face competition in the wholesale casualwear (imagewear) category from other manufacturers with respect to the sale of lower-margin products to wholesalers and third party embellishers, whose purchasing decisions are primarily driven by price, rather than brand name recognition. Increased competition may result in a loss of or a reduction in shelf space and promotional support and reduced prices, in each case decreasing our cash flows, operating margins and profitability. Our ability to remain competitive in the areas of price, quality, brand recognition, research and product development, manufacturing and distribution will, in large part, determine our future success. If we fail to compete successfully, our market share, results of operations and financial condition will be materially and adversely affected.

Any disruption to our supply chain or adverse impact on its extensive network of operations may adversely affect our business, results of operations, financial condition and cash flows.

We have an extensive global supply chain. A significant portion of our products are manufactured in or sourced from locations in Asia, Central America, the Caribbean Basin and Mexico. Potential events that may disrupt our supply chain operations include:

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

We purchase all of the raw materials used in our products and approximately 34% of the apparel designed by us from a limited number of third party suppliers and manufacturers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third party suppliers or manufacturers experience financial difficulties that they are not able to overcome resulting from worldwide economic conditions, production problems, difficulties in sourcing raw materials, lack of capacity or transportation disruptions, or if for these or other reasons they raise the prices of the raw materials or finished products we purchase from them. The magnitude of this risk depends upon the timing of any interruptions, the materials or products that the third party manufacturers provide and the volume of production.

Our dependence on third parties for raw materials and finished products subjects us to the risk of supplier failure and customer dissatisfaction with the quality of our products. Quality failures by our third party manufacturers or changes in their financial or business condition that affect their production could disrupt our ability to supply quality products to our customers and thereby materially harm our business.

If we fail to manage our inventory effectively, we may be required to establish additional inventory reserves or we may not carry enough inventory to meet customer demands, causing us to suffer lower margins or losses.

We are faced with the constant challenge of balancing our inventory with our ability to meet marketplace needs. We continually monitor our inventory levels to best balance current supply and demand with potential future demand that typically surges when consumers no longer postpone purchases in our product categories, and we are continuing to implement strategies such as supplier-managed inventory. Inventory reserves can result from the complexity of our supply chain, a long manufacturing process and the seasonal nature of certain products. Increases in inventory levels may also be needed to service our business as we continue to optimize our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs. As a result, we could be subject to high levels of obsolescence and excess stock. Based on discussions with our customers and internally generated projections, we produce, purchase and/or store raw material and finished goods inventory to meet our expected demand for delivery. However, we sell a large number of our products to a small number of customers, and these customers generally are not required by contract to purchase our goods. If, after producing and storing inventory in anticipation of deliveries, demand is lower than expected, we may have to hold inventory for extended periods or sell excess inventory at reduced prices, in some cases below our cost. Additionally, sudden decreases in the costs for materials, including cotton, may result in the cost of inventory exceeding the cost of new production; if this occurs, it could have a material adverse effect on our business, results of operations, financial condition or cash flow, particularly if we hold a large amount of excess inventory. There are inherent uncertainties related to the recoverability of inventory, and it is possible that market factors and other conditions underlying the valuation of inventory may change in the future and result in further reserve requirements. Excess inventory charges can reduce gross margins or result in operating losses, lowered plant and equipment utilization and lowered fixed operating cost absorption, all of which could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

We have restructured our supply chain over the past five years to create more efficient production clusters that utilize fewer, larger facilities and to balance our production capability between the Western Hemisphere and Asia. We consolidated our distribution network by implementing new warehouse management systems and technology and adding new distribution centers and new third party logistics providers to replace parts of our legacy distribution network. With our global supply chain infrastructure in place, we continue to be focused long-term on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements. If we are not able to optimize our supply chain, we may not be successful at improving working capital and asset turns and reducing costs.

Our business could be harmed if we are unable to deliver our products to the market due to problems with our distribution network.

We distribute our products from facilities that we operate as well as facilities that are operated by third party logistics providers. Because substantially all of our products are distributed from a relatively small number of locations, our operations could be interrupted by extraordinary weather conditions or natural disasters, such as hurricanes, earthquakes, tsunamis, floods or fires near our distribution centers. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions to our distribution network. In addition, our distribution network is dependent on the timely performance of services by third parties, including the transportation of product to and from our distribution facilities. If we are unable to successfully operate our distribution network, our business, results of operations, financial condition and cash flows could be adversely affected.

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

In 2011, our top 10 customers accounted for 62% of our net sales and our top customers, Wal-Mart and Target, accounted for 25% and 16% of our net sales, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. In addition, our top customers are the largest market participants in our primary distribution channels across all of our product lines. Any loss of or material reduction in sales to any of our top 10 customers, especially Wal-Mart and Target, would be difficult to recapture, and would have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our ability to effectively manage and operate our business depends significantly on our information technology systems. As part of our efforts to consolidate our operations, we also expect to continue to incur costs associated with the integration of our information technology systems across our company over the next several years. This process involves the consolidation or possible replacement of technology platforms so that our business functions are served by fewer platforms. We are subject to the risk that we will not be able to absorb the level of systems change, commit the necessary resources or focus the management attention necessary for the implementation to succeed. Many key strategic initiatives of major business functions, such as our supply chain and our finance operations, depend on advanced capabilities enabled by the new systems and if we fail to properly execute or if we miss critical deadlines in the implementation of this initiative, we could experience serious disruption and harm to our business. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the operations of our business.

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

We have a substantial amount of indebtedness. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” our indebtedness includes the $600 million revolving credit facility (the “Revolving Loan Facility”) under our senior secured credit facility that we entered into in 2006 and amended and restated in December 2009 and further amended in February 2011 (the “2009 Senior Secured Credit Facility”), our $500 million Floating Rate Senior Notes due 2014 (the “Floating Rate Senior Notes”), our $500 million 8.000% Senior Notes due 2016 (the “8% Senior Notes”), our $1 billion 6.375% Senior Notes due 2020 (the “6.375% Senior Notes”) and the $225 million accounts receivable securitization facility that we entered into in November 2007 (the “Accounts Receivable Securitization Facility”). The 2009 Senior Secured Credit Facility and the indentures governing the Floating Rate Senior Notes, the 8% Senior Notes and the 6.375% Senior Notes contain restrictions that affect, and in some cases significantly limit or prohibit, among other things, our ability to borrow funds, pay dividends or make other distributions, make investments, engage in transactions with affiliates, or create liens on our assets.

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

Covenants in the 2009 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility require us to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization), or leverage ratio. Economic conditions could impact our ability to maintain the financial ratios contained in these agreements. If we fail to maintain these financial ratios, that failure could result in a default that accelerates the maturity of the indebtedness under such facilities, which could require that we repay such indebtedness in full, together with accrued and unpaid interest, unless we are able to negotiate new financial ratios or waivers of our current ratios with our lenders. Even if we are able to negotiate new financial ratios or waivers of our current financial ratios, we may be required to pay fees or make other concessions that may adversely impact our business. Any one of these options could result in significantly higher interest expense in 2012 and beyond. For information regarding our compliance with these covenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Trends and Uncertainties Affecting Liquidity.”

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

Our indebtedness could restrict our ability to obtain additional capital in the future.

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

Market returns could have a negative impact on the return on plan assets for our pension, which may require significant funding.

The plan assets of our pension plans, which had a return of approximately negative 1% and positive 12% during 2011 and 2010, respectively, are invested mainly in domestic and international equities, bonds and real estate. We are unable to predict the variations in asset values or the severity or duration of any disruptions in the financial markets or adverse economic conditions in the United States, Europe and Asia. The funded status of these plans, and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 73% funded as of December 31, 2011. This underfunding resulted from the decline in market value of the plans’ investment portfolios resulting from the global financial and credit crisis that began near the end of 2007 and a reduction in the discount rate used to determine the present value of the plans’ benefit obligation. Any additional downward pressure on the asset values of these plans may require us to fund obligations earlier than we had originally planned, which would have a negative impact on cash flows from operations.

Our balance sheet includes a significant amount of intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or of a business unit could result in an asset impairment charge, which would be recorded as an operating expense in our Consolidated Statement of Income.

Goodwill, trademarks and other identifiable intangible assets must be tested for impairment at least annually. The fair value of the goodwill assigned to a business unit could decline if projected revenues or cash flows were to be lower in the future due to effects of the global economy or other causes. If the carrying value of intangible assets or of goodwill were to exceed its fair value, the asset would be written down to its fair value, with the impairment loss recognized as a noncash charge in the Consolidated Statement of Income.

As of December 31, 2011, we had approximately $433 million of goodwill and $170 million of trademarks and other identifiable intangibles on our balance sheet, which together represent 15% of our total assets. No impairment was identified as a result of the testing conducted in 2011, and we have not had any impairment charges in the last three years. However, changes in the future outlook of a business unit could result in an impairment loss, which could have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2011, we had approximately $549 million of net deferred tax assets on our balance sheet, which represents 14% of our total assets. Deferred tax assets relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income). The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax benefits will not be realized. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowances against our deferred tax assets, which would cause an increase in our effective tax rate. A significant increase in our effective tax rate could have a material adverse effect on our financial condition or results of operations.

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

Because a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States, we are subject to international trade laws and regulations. The international trade laws and regulations to which we are subject or may become subject to include tariffs, safeguard, trade preferences, free trade agreements, quotas or other restrictions. These regulations could limit the countries in which we produce or from which we source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by international trade regulations can have a particular impact on our business when, after we have moved our operations to a particular location, new unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed. The countries in which our products are manufactured or into which or from they are imported may from time to time impose additional new regulations, or modify existing regulations, including:

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

We had approximately 53,300 employees worldwide as of December 31, 2011, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.

We had approximately 53,300 employees worldwide as of December 31, 2011. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. Approximately 45,400 of those employees were outside of the United States. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.

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

We may suffer negative publicity if we or our third party manufacturers violate labor laws or engage in practices that are viewed as unethical or illegal, which could cause a loss of business.

We cannot fully control the business and labor practices of our third party manufacturers, the majority of whom are located in Asia, Central America and the Caribbean Basin. If one of our own manufacturing operations or one of our third party manufacturers violates or is accused of violating local or international labor laws or other applicable regulations, or engages in labor or other practices that would be viewed in any market in which our products are sold as unethical, we could suffer negative publicity, which could tarnish our brands’ image or result in a loss of sales. In addition, if such negative publicity affected one of our customers, it could result in a loss of business for us.

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

Sara Lee has received a private letter ruling from the Internal Revenue Service, or the “IRS,” to the effect that, among other things, the spin off qualifies as a tax-free distribution for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and as part of a tax-free reorganization under Section 368(a)(1)(D) of the Internal Revenue Code, the transfer to us of assets and the assumption by us of liabilities in connection with the spin off will not result in the recognition of any gain or loss for U.S. federal income tax purposes to Sara Lee.

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

In addition, we have adopted a stockholder rights agreement which provides that in the event of an acquisition of or tender offer for 15% of our outstanding common stock, our stockholders, other than the acquirer, shall be granted rights to purchase our common stock at a certain price. The stockholder rights agreement could make it more difficult for a third party to acquire our common stock without the approval of our Board of Directors.

These and other provisions of Maryland law or our charter and bylaws could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our common stock or otherwise be considered favorably by our stockholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Executive Officers of the Registrant

The chart below lists our executive officers and is followed by biographic information about them. Our executive officers are elected annually by the Board of Directors to serve until his or her successor is elected and qualifies or until his or her death, resignation or removal. No family relationship exists between any of our directors or executive officers.

Name	Age	Positions
Richard A. Noll	54	Chairman of the Board of Directors and Chief Executive Officer
Gerald W. Evans Jr.	52	Co-Chief Operating Officer
William J. Nictakis	51	Co-Chief Operating Officer
Richard D. Moss	54	Chief Financial Officer
Joia M. Johnson	51	Chief Legal Officer, General Counsel and Corporate Secretary
Kevin W. Oliver	54	Chief Human Resources Officer
Michael E. Faircloth	46	Chief Supply Chain Officer
W. Howard Upchurch	47	President, Innerwear/Hosiery
John T. Marsh	46	President, Outerwear

Richard A. Noll has served as Chairman of the Board of Directors since January 2009, as our Chief Executive Officer since April 2006 and as a director since our formation in September 2005. From December 2002 until September 2006, he also served as a Senior Vice President of Sara Lee. From July 2005 to April 2006, Mr. Noll served as President and Chief Operating Officer of Sara Lee Branded Apparel. Mr. Noll served as Chief Executive Officer of Sara Lee Bakery Group from July 2003 to July 2005 and as the Chief Operating Officer of Sara Lee Bakery Group from July 2002 to July 2003. From July 2001 to July 2002, Mr. Noll was Chief Executive Officer of Sara Lee Legwear, Sara Lee Direct and Sara Lee Mexico. Mr. Noll joined Sara Lee in 1992 and held a number of management positions with increasing responsibilities while employed by Sara Lee. Mr. Noll currently serves on the Board of Directors of The Fresh Market, Inc., a specialty grocery retailer.

Gerald W. Evans Jr. has served as the Co-Chief Operating Officer of the Company since October 1, 2011. Prior to his appointment as Co-Chief Operating Officer, Mr. Evans served as our Co-Operating Officer, President International, since November 2010. From February 2009 until November 2010, he was our President, International Business and Global Supply Chain. From February 2008 until February 2009, he served as our President, Global Supply Chain and Asia Business Development. From September 2006 until February 2008, he served as Executive Vice President, Chief Supply Chain Officer. From July 2005 until September 2006, Mr. Evans served as a Vice President of Sara Lee and as Chief Supply Chain Officer of Sara Lee Branded Apparel. Mr. Evans served as President and Chief Executive Officer of Sara Lee Sportswear and Underwear from March 2003 until June 2005 and as President and Chief Executive Officer of Sara Lee Sportswear from March 1999 to February 2003.

William J. Nictakis has served as the Co-Chief Operating Officer of the Company since October 1, 2011. Prior to his appointment as Co-Chief Operating Officer, Mr. Nictakis served as our Co-Operating Officer, President U.S., since November 2010. From November 2007 until November 2010, he was our President, Chief Commercial Officer. From June 2003 until November 2007, Mr. Nictakis served as President of the Sara Lee Bakery Group. From May 1999 through June 2003, Mr. Nictakis was Vice President, Sales, of Frito-Lay, Inc., a subsidiary of PepsiCo, Inc. that manufactures, markets, sells and distributes branded snacks.

Richard D. Moss has served as our Chief Financial Officer since October 1, 2011. Prior to his appointment as Chief Financial Officer, Mr. Moss served as the Company’s Chief Treasury and Tax Officer since December 2010, as a Senior Vice President since September 2006 and as Treasurer since June 2006. From January 2006 until the completion of the Company’s spin off from Sara Lee Corporation, Mr. Moss served as Treasurer of Sara Lee Branded Apparel. From August 2002 to December 2005, Mr. Moss served as Vice President and Chief Financial Officer of Chattem, Inc., a leading marketer and manufacturer of branded over-the-counter health-care products, toiletries and dietary supplements.

Joia M. Johnson has served as our Chief Legal Officer, General Counsel and Corporate Secretary since January 2007, a position previously known as Executive Vice President, General Counsel and Corporate Secretary. From May 2000 until January 2007, Ms. Johnson served as Executive Vice President, General Counsel and Secretary of RARE Hospitality International, Inc., an owner, operator and franchisor of national chain restaurants. Ms. Johnson currently serves on the Board of Directors of Crawford & Company, the world’s largest independent provider of claims management solutions to the risk management and insurance industry.

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

Michael E. Faircloth has served as our Chief Supply Chain Officer since December 2010. Prior to his appointment as Chief Supply Chain Officer, Mr. Faircloth served as our Senior Vice President, Supply Chain Support from October 2009 to November 2010, as our Vice President, Supply Chain Support from March 2009 to September 2009 and as our Vice President of Engineering & Quality from July 2006 to March 2009. Prior to the completion of the Company’s spin off from Sara Lee Corporation, Mr. Faircloth served as Vice President, Industrialization of Sara Lee Corporation.

W. Howard Upchurch has served as our President, Innerwear/Hosiery since January 2011. Prior to his appointment as President, Innerwear/Hosiery, Mr. Upchurch served as our Executive Vice President and General Manager, Domestic Innerwear from January 2008 until December 2010 and as our Senior Vice President and General Manager, Intimate Apparel from July 2006 until December 2007. Prior to the completion of the Company’s spin off from Sara Lee Corporation, Mr. Upchurch served as President of Sara Lee Intimates and Hosiery.

John T. Marsh has served as our President, Outerwear since May 2011. Prior to his appointment as President, Outerwear, Mr. Marsh served as our Outerwear Group General Manager during April 2011, as our Senior Vice President and General Manager, Casualwear from January 2008 to March 2011, as our Vice President and General Manager, Casualwear from September 2007 to December 2007 and as our Vice President and General Manager, Imagewear from July 2006 to September 2007. Prior to the completion of the Company’s spin off from Sara Lee Corporation, Mr. Marsh served as Vice President of Hanes Printables.

Item 2. Properties

We own and lease properties supporting our administrative, manufacturing, distribution and direct outlet activities. We own our approximately 470,000 square-foot headquarters located in Winston-Salem, North Carolina, which houses our various sales, marketing and corporate business functions. Research and development as well as certain product-design functions also are located in Winston-Salem, while other design functions are located in New York City and Lenexa, Kansas. Our products are manufactured through a combination of facilities we own and operate and facilities owned and operated by third party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We source the remainder of our finished goods from third party manufacturers who supply us with finished products based on our designs.

As of December 31, 2011, we owned and leased properties in 24 countries, including 43 manufacturing facilities and 36 distribution centers, as well as office facilities. The leases for these properties expire between 2012 and 2023, with the exception of some seasonal warehouses that we lease on a month-by-month basis.

As of December 31, 2011, we also operated 216 direct outlet stores in 42 states, most of which are leased under five-year, renewable lease agreements and several of which are leased under 10-year agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.

The following table summarizes our properties by country as of December 31, 2011:

Properties by Country (1)	Owned Square Feet	Leased Square Feet	Total
United States	2,761,956	7,555,481	10,317,437
Non-U.S. facilities:
El Salvador	1,426,866	218,736	1,645,602
Honduras	356,279	1,248,299	1,604,578
China	1,070,912	60,584	1,131,496
Dominican Republic	835,240	178,033	1,013,273
Mexico	75,255	522,180	597,435
Canada	—	379,675	379,675
Vietnam	251,337	112,426	363,763
Costa Rica	246,914	—	246,914
Thailand	277,733	22,818	300,551
Belgium	—	165,398	165,398
Brazil	—	164,549	164,549
Argentina	116,538	—	116,538
11 other countries	—	127,312	127,312

Total non-U.S. facilities	4,657,074	3,200,010	7,857,084

Totals	7,419,030	10,755,491	18,174,521

(1)	Excludes vacant land.

The following table summarizes the properties primarily used by our segments as of December 31, 2011:

Properties by Segment (1)	Owned Square Feet	Leased Square Feet	Total
Innerwear	3,398,331	4,402,427	7,800,758
Outerwear	2,309,149	3,184,991	5,494,140
Hosiery	303,445	93,000	396,445
Direct to Consumer	—	1,837,235	1,837,235
International	191,793	1,156,855	1,348,648

Totals	6,202,718	10,674,508	16,877,226

(1)	Excludes vacant land, facilities under construction, facilities no longer in operation intended for disposal, sourcing offices not associated with a particular segment, and office buildings housing corporate functions.

Item 3. Legal Proceedings

Although we are subject to various claims and legal actions that occur from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

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

The following table sets forth the high and low sales prices for our common stock for the indicated periods:

	High	Low
2011
Quarter ended April 2, 2011	$27.75	$22.24
Quarter ended July 2, 2011	$33.10	$26.59
Quarter ended October 1, 2011	$33.36	$23.64
Quarter ended December 31, 2011	$28.26	$21.74

2010
Quarter ended April 3, 2010	$28.40	$20.95
Quarter ended July 3, 2010	$31.45	$23.44
Quarter ended October 2, 2010	$27.88	$23.28
Quarter ended January 1, 2011	$28.42	$23.94

Holders of Record

On February 10, 2012, there were 38,661 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 72,473 beneficial owners of our common stock as of February 10, 2012.

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

Issuer Repurchases of Equity Securities

We did not repurchase any of our common stock during the quarter or year ended December 31, 2011.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative return of the S&P MidCap 400 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested in our common stock and each index on December 31, 2006. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	6,782,031	$22.88	3,604,527
Equity compensation plans not approved by security holders	—	—	—

Total	6,782,031	$22.88	3,604,527

(1)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 1,686,686 shares available under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 and 1,917,841 shares available under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006.

Item 6. Selected Financial Data

The following table presents our selected historical financial data. The statement of income data for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 and the balance sheet data as of December 31, 2011 and January 1, 2011 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended January 3, 2009 and December 29, 2007 and the balance sheet data as of January 2, 2010, January 3, 2009 and December 29, 2007 has been derived from our financial statements not included in this Annual Report on Form 10-K.

The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007

	(amounts in thousands, except per share data)
Statement of Income Data:
Net sales	$4,637,143	$4,326,713	$3,891,275	$4,248,770	$4,474,537
Cost of sales	3,096,772	2,911,944	2,626,001	2,871,420	3,033,627

Gross profit	1,540,371	1,414,769	1,265,274	1,377,350	1,440,910
Selling, general and administrative expenses	1,062,090	1,010,581	940,530	1,009,607	1,040,754
Gain on curtailment of postretirement benefits	—	—	—	—	(32,144)
Restructuring	—	—	53,888	50,263	43,731

Operating profit	478,281	404,188	270,856	317,480	388,569
Other expense (income)	6,377	20,221	49,301	(634)	5,235
Interest expense, net	156,297	150,236	163,279	155,077	199,208

Income before income tax expense	315,607	233,731	58,276	163,037	184,126
Income tax expense	48,919	22,438	6,993	35,868	57,999

Net income	$266,688	$211,293	$51,283	$127,169	$126,127

Earnings per share — basic	$2.73	$2.19	$0.54	$1.35	$1.31
Earnings per share — diluted	$2.69	$2.16	$0.54	$1.34	$1.30
Weighted average shares — basic	97,710	96,500	95,158	94,171	95,936
Weighted average shares — diluted	99,251	97,774	95,668	95,164	96,741

	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$35,345	$43,671	$38,943	$67,342	$174,236
Total assets	4,034,669	3,790,002	3,326,564	3,534,049	3,439,483
Noncurrent liabilities:
Long-term debt	1,807,777	1,990,735	1,727,547	2,130,907	2,315,250
Other noncurrent liabilities	612,112	407,243	385,323	469,703	146,347
Total noncurrent liabilities	2,419,889	2,397,978	2,112,870	2,600,610	2,461,597
Total stockholders’ equity	681,061	562,674	334,719	185,155	288,904

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

•	Components of Net Sales and Expenses. This section provides an overview of the components of our net sales and expenses that are key to an understanding of our results of operations.

•	2011 Highlights. This section discusses some of the highlights of our performance and activities during 2011.

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

Overview

Our Company

We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bali, Playtex, Just My Size, L’eggs, barely there, Wonderbra, Gear for Sports, Stedman, Zorba, Rinbros, Sol y Oro, Outer Banks and Duofold. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, kids’ underwear, casualwear, activewear, socks and hosiery. According to NPD, our brands held either the number one or number two U.S. market position by units sold in most product categories in which we compete, for the 12-month period ended November 30, 2011.

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

•

Outerwear sells basic branded products that are primarily seasonal in nature under the product categories of casualwear and activewear to both retailers and wholesalers, as well as licensed logo apparel in collegiate bookstores and other channels.

•	Hosiery sells products in categories such as pantyhose, knee highs and tights.

•	Direct to Consumer includes our value-based (“outlet”) stores and Internet operations which sell products from our portfolio of leading brands. Our Internet operations are supported by its catalogs.

•

International primarily relates to the Latin America, Asia, Canada, Europe and Australia geographic locations which sell products that span across the Innerwear, Outerwear and Hosiery reportable segments.

Outlook for 2012

We continue to operate in an uncertain and volatile economic environment, which has impacted our business in 2011 and will continue to do so in 2012. After a strong performance in 2011 with sales growth of 7%, we expect modest sales growth in 2012 of 2% to 4% with projected net sales of $4.7 billion to $4.8 billion compared to $4.6 billion in 2011. The primary drivers of the projected net sales growth are expected to be shelf space gains and net price increases in our Innerwear segment and double-digit shelf space gains in our International segment. These sales gains are expected to be partially offset by sales declines in our Outerwear segment due to lower sales in both our retail and wholesale casualwear categories partially offset by continued sales growth in our activewear category. The growth in our activewear category is expected to come from new programs at major sporting goods retailers as well as expansion of our C9 by Champion brand at Target. The expected net sales decline in the wholesale casualwear (imagewear) category is the result of structural challenges within this market relating to higher cotton costs and the hyper-competitive pricing environment.

We are focused on delivering profitable growth and remain highly committed to strong cash flow generation and utilizing that cash flow to de-leverage and pay down debt as the year unfolds. Through expected improvements in working capital, primarily from reduction in inventory levels as a result of declining cotton costs, and operating results, we expect to generate approximately $445 million to $545 million in operating cash flows in 2012. We expect to use these cash flows primarily for debt reduction.

Business and Industry Trends

Inflation and Changing Prices

The economic environment in which we are operating continues to be uncertain and volatile, which could have unanticipated adverse effects on our business during 2012 and beyond. We have seen a sustained increase in various input costs, such as cotton and oil-related materials, utilities, freight and wages, which have impacted our results in 2011 and will continue to do so through at least the first half of 2012. Based on current market conditions, we expect the estimated impact of cost inflation could be in the range of $250 million to $300 million higher in 2012 over 2011, of which approximately $200 million relates to higher cotton costs. The cost inflation will primarily impact the first two quarters of 2012. Rising demand for cotton resulting from the economic recovery, weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton caused cotton prices to surge upward during 2010 and 2011. While cotton prices have declined in recent months, we will continue to have higher prices for cotton and oil-related materials reflected in our cost of sales, which will continue to impact our results through at least the first half of 2012.

Cotton is the primary raw material used in manufacturing many of our products. While we have sold our yarn operations, we are still exposed to fluctuations in the cost of cotton. During 2010, cotton prices hit their highest levels in 140 years, although they declined some in the second half of 2011 and into 2012. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers and may result in the need to implement future price increases in order to maintain our margins. Decreases in cotton prices can lead to lower margins for inventory and products produced from cotton we have already purchased, particularly if there is downward price pressure as a result of consumer demand, competition or other factors. Price increases during 2011, including those implemented in response to higher prices for cotton and other raw materials, contributed favorably to net sales growth and positively affected margins.

Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. Although the cost of cotton used in goods manufactured by us has historically represented only approximately 6% of our cost of sales, it rose to around 12% in 2011 primarily as a result of cost inflation. Costs incurred today for materials and labor, including cotton, typically do not impact our results as the inventory is sold approximately six to nine months later.

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

Our top 10 customers accounted for 62% of our net sales. Our largest customers in 2011 were Wal-Mart, Target and Kohl’s, which accounted for 25%, 16% and 6% of total sales, respectively. The growth in retailers can create pricing pressures as our customers grow larger and seek to have greater concessions in their purchase of our products, while they can be increasingly demanding that we provide them with some of our products on an exclusive basis. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging economic environment. In addition, during the past several years, various retailers, including some of our largest customers, have experienced significant difficulties, including restructurings, bankruptcies and liquidations, and the ability of retailers to overcome these difficulties may increase due to worldwide economic conditions. Brands are important in our core categories to drive traffic and project required quality and value.

Anticipating changes in and managing our operations in response to consumer preferences remains an important element of our business. In recent years, we have experienced changes in our net sales and cash flows in accordance with changes in consumer preferences and trends. For example, we expect the trend of declining hosiery sales to continue consistent with the overall decline in the industry and with shifts in consumer preferences. The Hosiery segment only comprised 4% of our net sales in 2011 however, and as a result, the decline in the Hosiery segment has not had a significant impact on our net sales, revenues or cash flows. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

Our Key Business Strategies

Our key business strategies are focused on optimizing our strong brands to drive modest sales growth domestically and internationally, using our low-cost global supply chain and implementing cost savings initiatives to expand margins, and delivering strong cash flow to create value.

We seek to drive modest sales growth by consistently offering consumers brands they trust and products with unsurpassed value. Our brands have a strong heritage in the basic apparel industry. According to NPD, our brands held either the number one or number two U.S. market position by units sold in most product categories in which we compete, for the 12-month period ended November 30, 2011. Internationally, our commercial markets include Mexico, Canada, Japan, India, Brazil and China, where a substantial amount of gross domestic product growth outside the United States will be concentrated over the next decade. Our ability to react to changing customer needs and industry trends is key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We seek to leverage our insights into consumer demand in the basic apparel industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. We also support our key brands with targeted, effective advertising and marketing campaigns.

We seek to expand margins through optimizing our low-cost global supply chain and streamlining our operations to reduce costs. We believe that we are able to leverage our significant scale of operations to provide us with greater manufacturing efficiencies, purchasing power and product design, marketing and customer management resources than our smaller competitors. Our global supply chain spans across both the Western and Eastern hemispheres and provides us with a balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply. Our global supply chain enables us to expand and leverage our production scale as we balance our supply chain across hemispheres, thereby diversifying our production risks. We have generated significant cost savings, margin expansion and contributions to cash flow and will continue to do so as we further optimize our size, scale and production capability. For example, we commenced production at our textile production plant in Nanjing, China, which is our first company-owned textile facility in Asia, in the fourth quarter of 2009 and we ramped up production over time and are now at full capacity. The Nanjing facility, along with our other textile facilities and arrangements with outside contractors, enables us to expand and leverage our production scale as we balance our supply chain across hemispheres to support our production capacity.

We seek to effectively generate strong cash flow through optimizing our capital structure and managing working capital levels. Our strong cash flows have resulted in a flexible long-term capital structure that is able to deliver shareholder value in numerous ways, including debt reduction and our ability to selectively pursue strategic acquisitions. In addition, we intend to improve turns for inventory which will also contribute to strong cash flows in 2012.

Seasonality and Other Factors

Our operating results are subject to some variability due to seasonality and other factors. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. We generally have higher sales during back-to-school shopping and holiday selling seasons and during periods of cooler weather, which benefits certain product categories such as fleece. Sales levels in any period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

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

Changes in product sales mix can impact our gross profit as the percentage of our sales attributable to higher margin products, such as intimate apparel and male underwear, and lower margin products, such as casualwear and activewear, as well as the amount attributable to higher and lower margin products within the same product category, fluctuate from time to time. Our customers may change the mix of products ordered with minimal notice to us, which makes trends in product sales mix difficult to predict. However, certain changes in product sales mix are seasonal in nature, as sales of socks, hosiery and fleece products generally have higher sales during the last two quarters (July to December) of each fiscal year as a result of cooler weather, back-to-school shopping and holidays, while other changes in product mix may be attributable to customers’ preferences and discretionary spending.

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

Cost of sales

Our cost of sales includes the cost of manufacturing finished goods, which consists of labor, raw materials such as cotton and petroleum-based products and overhead costs such as depreciation on owned facilities and equipment. Our cost of sales also includes finished goods sourced from third party manufacturers that supply us with products based on our designs as well as charges for slow moving or obsolete inventories. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected in cost of sales when the related inventory item is sold. Our costs of sales do not include shipping costs, comprised of payments to third party shippers, or handling costs, comprised of warehousing costs in our distribution facilities, and thus our gross margins may not be comparable to those of other entities that include such costs in cost of sales.

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

Other expenses

Other expenses include charges such as losses on early extinguishment of debt, costs to amend and restate our credit facilities, fees associated with sales of certain trade accounts receivable to financial institutions, and charges related to the termination of certain interest rate hedging arrangements.

Interest expense, net

Our interest expense is net of interest income. Interest income is the return we earned on our cash and cash equivalents. Our cash and cash equivalents are invested in highly liquid investments with original maturities of three months or less.

Income tax expense

Our effective income tax rate fluctuates from period to period and can be materially impacted by, among other things:

•	changes in the mix of our earnings from the various jurisdictions in which we operate;

•	the tax characteristics of our earnings;

•	the timing and amount of earnings of foreign subsidiaries that we repatriate to the United States, which may increase our tax expense and taxes paid; and

•	the timing and results of any reviews of our income tax filing positions in the jurisdictions in which we transact business.

Highlights from the year ended December 31, 2011

•	Total net sales in 2011 were $4.64 billion, compared with $4.33 billion in 2010, representing a 7% increase.

•	Operating profit was $478 million in 2011 compared with $404 million in 2010, representing an 18% increase. As a percent of sales, operating profit was 10.3% in 2011 compared to 9.3% in 2010.

•	Diluted earnings per share were $2.69 in 2011, compared with $2.16 in 2010.

•	Gross capital expenditures were $90 million in 2011, compared to $106 million in 2010. Proceeds from sales of assets were $14 million in 2011 and $46 million in 2010.

Consolidated Results of Operations — Year Ended December 31, 2011 (“2011”) Compared with Year Ended January 1, 2011 (“2010”)

	Years Ended
	December 31,	January 1,	Higher	Percent
	2011	2011	(Lower)	Change
	(dollars in thousands)
Net sales	$4,637,143	$4,326,713	$310,430	7.2%
Cost of sales	3,096,772	2,911,944	184,828	6.3

Gross profit	1,540,371	1,414,769	125,602	8.9
Selling, general and administrative expenses	1,062,090	1,010,581	51,509	5.1

Operating profit	478,281	404,188	74,093	18.3
Other expenses	6,377	20,221	(13,844)	(68.5)
Interest expense, net	156,297	150,236	6,061	4.0

Income before income tax expense	315,607	233,731	81,876	35.0
Income tax expense	48,919	22,438	26,481	118.0

Net income	$266,688	$211,293	$55,395	26.2%

Net Sales

	Years Ended
	December 31,	January 1,	Higher	Percent
	2011	2011	(Lower)	Change
	(dollars in thousands)
Net sales	$4,637,143	$4,326,713	$310,430	7.2%

Consolidated net sales were higher by $310 million or 7% in 2011 compared to 2010. The net sales growth reflects net price increases, incremental net sales from Gear for Sports, which was acquired in the fourth quarter of 2010, and a favorable impact from foreign currency exchange rates, partially offset by lower unit sales volume in most categories.

Our three largest segments, Innerwear, Outerwear and International, demonstrated growth in net sales, with Outerwear and International delivering double digit sales growth. Outerwear, International and Innerwear segment net sales were higher by $200 million (16%), $72 million (14%) and $45 million (2%), respectively. Hosiery and Direct to Consumer segment net sales were lower by $4 million (2%) and $2 million (1%), respectively.

Gross Profit

	Years Ended
	December 31,	January 1,	Higher	Percent
	2011	2011	(Lower)	Change
	(dollars in thousands)
Gross profit	$1,540,371	$1,414,769	$125,602	8.9%

As a percent of net sales, our gross profit was 33.2% in 2011 compared to 32.7% in 2010. Our gross profit was higher by $126 million in 2011 compared to 2010. The higher gross profit was primarily attributable to higher gross profit of $76 million from the Outerwear segment, of which $69 million was attributable to Gear for Sports, $28 million from the International segment and $22 million from the Innerwear segment, partially offset by lower gross profit of $8 million from the Hosiery segment and $2 million from the Direct to Consumer segment. General corporate expenses within gross profit, which are not allocated to segments, were $10 million lower in 2011 compared to 2010.

Our results in 2011 benefited primarily from net price increases of $310 million (which includes the impact of higher sales incentives of $54 million), favorable product sales mix of $53 million, efficiency savings from our supply chain optimization of $41 million, a favorable impact related to foreign currency exchange rates of $10 million, lower start-up and shut-down costs of $9 million and receipt of a one-time termination fee of $5 million related to a royalty license agreement. Gross profit was negatively impacted by higher input costs of $266 million, particularly cotton and energy and oil-related materials, higher other manufacturing costs of $23 million (which is net of the elimination of $24 million of excess 2010 costs related to servicing sales growth), and lower sales volumes of $12 million.

The average cotton price reflected in our results was $1.09 per pound in 2011 compared to 69 cents per pound in 2010. These amounts do not include the impact of cotton costs on the cost of sourced goods. While cotton prices have declined in recent months, we will continue to have higher prices for cotton and oil-related materials reflected in our cost of sales, which will continue to impact our results through at least the first half of 2012.

Selling, General and Administrative Expenses

	Years Ended
	December 31,	January 1,	Higher	Percent
	2011	2011	(Lower)	Change
	(dollars in thousands)
Selling, general and administrative expenses	$1,062,090	$1,010,581	$51,509	5.1%

Our selling, general and administrative expenses were $52 million higher in 2011 compared to 2010. As a percent of net sales our selling, general and administrative expenses were 22.9% in 2011 compared to 23.4% in 2010. Outerwear, International and Innerwear segment selling, general and administrative expenses were higher by $29 million, $25 million and $7 million, respectively, and Direct to Consumer and Hosiery segment selling, general and administrative expenses were lower by $5 million and $1 million, respectively. General corporate expenses within selling, general and administrative expenses, which are not allocated to segments, were $6 million lower in 2011 compared to 2010.

The higher selling, general and administrative expenses were primarily attributable to higher selling and other marketing expenses of $34 million, incremental administrative costs of $9 million attributable to Gear for Sports, higher distribution expenses of $7 million (which is net of the elimination of $8 million of excess 2010 costs related to servicing sales growth) and higher expenses as a result of opening new retail stores or expanding existing stores of $6 million, partially offset by lower pension expense of $4 million and lower non-media related media, advertising and promotion (“MAP”) expenses of $3 million.

Operating Profit

	Years Ended
	December 31,	January 1,	Higher	Percent
	2011	2011	(Lower)	Change
	(dollars in thousands)
Operating profit	$478,281	$404,188	$74,093	18.3%

The higher operating profit was primarily attributable to higher operating profit of $47 million from the Outerwear segment, $15 million from the Innerwear segment, $3 million from the International segment and $3 million from the Direct to Consumer segment, partially offset by lower operating profit of $7 million from the Hosiery segment. In addition, general corporate expenses within cost of sales and selling, general and administrative expenses, which are not allocated to segments, were $15 million lower in 2011 compared to 2010.

Other Expenses

	Years Ended
	December 31,	January 1,	Higher	Percent
	2011	2011	(Lower)	Change
	(dollars in thousands)
Other expenses	$6,377	$20,221	$(13,844)	(68.5)%

In December 2011, we recognized a loss on early extinguishment of debt of $3 million related to the repurchase of $197 million of the Floating Rate Senior Notes. In 2011, we also incurred charges of $3 million for funding fees associated with the sales of certain trade accounts receivable to financial institutions.

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

In addition, during 2010 we wrote off unamortized debt issuance costs and incurred charges for funding fees associated with the sales of certain trade accounts receivable to financial institutions, which combined totaled $6 million. The write-off related to unamortized debt issuance costs resulted from the repayment of $57 million of principal under the 2009 Senior Secured Credit Facility and from a reduction in borrowing capacity available under the Accounts Receivable Securitization Facility in February 2010.

Interest Expense, net

	Years Ended
	December 31,	January 1,	Higher	Percent
	2011	2011	(Lower)	Change
	(dollars in thousands)
Interest expense, net	$156,297	$150,236	$6,061	4.0%

Interest expense, net was higher by $6 million in 2011 compared to 2010. The higher interest expense was primarily attributable to higher outstanding debt balances that increased interest expense by $12 million. In addition, the refinancing of our debt structure in November 2010, which included the sale of our $1 billion 6.375% Senior Notes, and the amendment of the 2009 Senior Secured Credit Facility in February 2011, together with a lower LIBOR, combined caused a net decrease in interest expense in 2011 of $6 million.

Our weighted average interest rate on our outstanding debt was 5.63% during 2011 compared to 5.91% in 2010.

Income Tax Expense

	$000000.00	$000000.00	$000000.00	$000000.00
	Years Ended
	December 31,	January 1,	Higher	Percent
	2011	2011	(Lower)	Change
	(dollars in thousands)
Income tax expense	$48,919	$22,438	$26,481	118.0%

Our effective income tax rate was 15.5% in 2011 compared to 9.6% in 2010. The effective income tax rate of 9.6% for 2010 was primarily attributable to a discrete, non-recurring income tax benefit of approximately $20 million. The income tax benefit resulted from a change in estimate associated with the remeasurement of unrecognized tax benefit accruals and the determination that certain tax positions had been effectively settled following the finalization of tax reviews and audits for amounts that were less than originally anticipated. This non-recurring income tax benefit was partially offset by a higher proportion of our 2011 earnings attributed to foreign subsidiaries related to our manufacturing operations than in 2010 which are taxed at rates lower than the U.S. statutory rate.

Net Income

	$000000.00	$000000.00	$000000.00	$000000.00
	Years Ended
	December 31,	January 1,	Higher	Percent
	2011	2011	(Lower)	Change
	(dollars in thousands)
Net income	$266,688	$211,293	$55,395	26.2%

Net income for 2011 was higher than 2010 primarily due to higher operating profit of $74 million and lower other expenses of $14 million, which was partially offset by higher income tax expense of $26 million and higher interest expense of $6 million.

Operating Results by Business Segment — Year Ended December 31, 2011 (“2011”) Compared with Year Ended January 1, 2011 (“2010”)

	$0000000.00	$0000000.00	$0000000.00	$0000000.00
	Years Ended
	December 31,	January 1,	Higher	Percent
	2011	2011	(Lower)	Change
	(dollars in thousands)
Net sales:
Innerwear	$2,058,017	$2,012,922	$45,095	2.2%
Outerwear	1,459,790	1,259,935	199,855	15.9
Hosiery	162,960	166,780	(3,820)	(2.3)
Direct to Consumer	375,440	377,847	(2,407)	(0.6)
International	580,936	509,229	71,707	14.1

Total net sales	$4,637,143	$4,326,713	$310,430	7.2%

Segment operating profit:
Innerwear	$286,054	$271,348	$14,706	5.4%
Outerwear	133,663	86,564	47,099	54.4
Hosiery	47,702	54,990	(7,288)	(13.3)
Direct to Consumer	29,365	26,622	2,743	10.3
International	63,110	59,675	3,435	5.8

Total segment operating profit	559,894	499,199	60,695	12.2

Items not included in segment operating profit:
General corporate expenses	(67,062)	(82,502)	(15,440)	(18.7)
Amortization of trademarks and other intangibles	(14,551)	(12,509)	2,042	16.3

Total operating profit	478,281	404,188	74,093	18.3
Other expenses	(6,377)	(20,221)	(13,844)	(68.5)
Interest expense, net	(156,297)	(150,236)	6,061	4.0

Income before income tax expense	$315,607	$233,731	$81,876	35.0%

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. Certain prior year segment selling, general and administrative expenses have been revised to conform to the current year presentation. These changes were primarily the result of our decision to cease allocating certain compensation related expenses to the segments. Other than this change, the allocation methodology for the consolidated selling, general and administrative expenses for 2011 was consistent with 2010. Our consolidated selling, general and administrative expenses before segment allocations were $52 million higher in 2011 compared to 2010.

Innerwear

	$0000000.00	$0000000.00	$0000000.00	$0000000.00
	Years Ended
	December 31,	January 1,	Higher	Percent
	2011	2011	(Lower)	Change
	(dollars in thousands)
Net sales	$2,058,017	$2,012,922	$45,095	2.2%
Segment operating profit	286,054	271,348	14,706	5.4

Overall net sales in the Innerwear segment were higher by $45 million in 2011 compared to 2010, primarily due to stronger net sales in our male underwear and socks product categories, partially offset by lower net sales in our intimate apparel product category.

Net sales in the male underwear product category were 7% or $63 million higher in 2011 compared to 2010, primarily due to net price increases, partially offset by lower unit sales volume.

Higher net sales of $20 million or 7% in our socks product category reflect higher Hanes brand net sales of $25 million, partially offset by lower Champion brand net sales of $6 million in 2011 compared to 2010. The higher Hanes brand net sales were primarily due to net price increases, partially offset by lower unit sales volume, and the lower Champion brand net sales were primarily attributable to the loss of a seasonal program.

Intimate apparel product category net sales were $37 million or 4% lower in 2011 compared to 2010. Our bras and panties product category net sales were $27 million lower primarily due to lower unit sales volume resulting from a softness in the intimate apparel category, partially offset by net price increases. Our panties product category net sales were $10 million lower primarily due to lower unit sales volume resulting from a softness in the intimate apparel category, partially offset by net price increases and space gains.

Innerwear segment gross profit was higher by $22 million in 2011 compared to 2010. The higher gross profit was primarily due to higher net product pricing of $172 million (which includes the impact of higher sales incentives of $50 million), efficiency savings related to our supply chain optimization of $26 million and favorable product sales mix of $14 million. In 2011, our gross profit was positively impacted by a favorable product sales mix of $14 million which was primarily attributable to a shift in sales to higher margin products within our male underwear product category. These factors were offset by $133 million of higher input costs such as cotton costs related to finished goods manufactured internally in our facilities, vendor prices, wages and energy and oil-related materials, lower sales volume of $48 million and higher other manufacturing costs of $12 million. The higher other manufacturing costs of $12 million includes the elimination of $24 million of excess 2010 costs related to servicing sales growth.

Innerwear segment operating profit was higher in 2011 compared to 2010 primarily as a result of higher gross profit, partially offset by higher distribution expenses of $10 million related to higher costs to implement our price increases partially offset by the elimination of excess 2010 costs related to servicing sales growth.

Outerwear

	Years Ended
	December 31, 2011	January 1, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,459,790	$1,259,935	$199,855	15.9%
Segment operating profit	133,663	86,564	47,099	54.4

Outerwear segment net sales were higher by $200 million or 16% in 2011 compared to 2010. Outerwear’s segment net sales include the impact of Gear for Sports, which was acquired in the fourth quarter of 2010 and contributed $206 million of the segment’s net sales growth and $69 million of gross profit growth for 2011. The Gear for Sports category includes sales of licensed logo apparel in collegiate bookstores and other channels.

Our Champion brand activewear net sales were higher by $23 million or 4% due to higher unit sales volume in the mass merchant and wholesale club channels and space gains in the department store and wholesale club channels. Our Champion brand has achieved growth by focusing on the fast growing active demographic with a unique moderate price positioning.

Our wholesale casualwear (imagewear) category net sales were higher by $21 million and lower in the retail casualwear category by $48 million. The higher net sales in the wholesale casualwear category of 6% were primarily due to net price increases, partially offset by lower unit sales volume. The lower net sales in the retail casualwear category were impacted by a retailer’s decision to focus our Just My Size brand toward more core basics versus a mix with fashion-oriented lines, partially offset by net price increases.

Outerwear segment gross profit was higher by $76 million in 2011 compared to 2010. The higher gross profit was primarily due to higher net product pricing of $83 million (which includes the impact of higher sales incentives of $3 million), favorable product sales mix of $66 million, higher sales volume of $28 million and efficiency savings related to our supply chain optimization of $15 million, partially offset by $106 million of higher input costs such as cotton costs related to finished goods manufactured internally in our facilities, vendor prices, wages and energy and oil-related materials and higher other manufacturing costs of $7 million. In 2011, our gross profit was positively impacted by a favorable product sales mix of $66 million, which was primarily attributable to a shift in sales to higher margin products related to our activewear product category and a benefit from higher margin products of Gear for Sports.

Outerwear segment operating profit was higher in 2011 compared to 2010 primarily as a result of higher gross profit, partially offset by higher selling and other marketing expenses of $25 million, incremental administrative costs of $9 million attributable to Gear for Sports, partially offset by lower distribution expenses of $5 million. The higher selling and other marketing expenses were primarily due to higher sales volumes and the incremental costs resulting from the acquisition of Gear for Sports.

Hosiery

	Years Ended
	December 31,	January 1,	Higher	Percent
	2011	2011	(Lower)	Change
	(dollars in thousands)
Net sales	$162,960	$166,780	$(3,820)	(2.3)%
Segment operating profit	47,702	54,990	(7,288)	(13.3)

Net sales in the Hosiery segment declined by $4 million or 2%, which was primarily due to lower net sales of our L’eggs brand to mass retailers and food and drug stores, partially offset by higher net sales of the DKNY brand in the wholesale club channel. The hosiery category has been in a state of consistent decline for the past decade, as the trend toward casual dress reduced demand for sheer hosiery. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

Hosiery segment gross profit was lower by $8 million in 2011 compared to 2010. The lower gross profit for 2011 compared to 2010 was primarily the result of unfavorable product sales mix of $6 million and higher other manufacturing costs of $5 million.

Hosiery segment operating profit was lower in 2011 compared to 2010 primarily as a result of lower gross profit.

Direct to Consumer

	Years Ended
	December 31,	January 1,	Higher	Percent
	2011	2011	(Lower)	Change
	(dollars in thousands)
Net sales	$375,440	$377,847	$(2,407)	(0.6)%
Segment operating profit	29,365	26,622	2,743	10.3

Direct to Consumer segment net sales were lower by $2 million in 2011 compared to 2010 due to lower net sales related to our Internet operations. Comparable store sales were 1% higher in 2011 compared to 2010.

Direct to Consumer segment gross profit was $2 million lower in 2011 compared to 2010 primarily due to lower sales volume of $7 million and higher input costs of $5 million, partially offset by higher net product pricing of $10 million.

Direct to Consumer segment operating profit was higher in 2011 compared to 2010 primarily due to lower non-media related MAP expenses of $6 million and lower other selling and marketing expenses of $5 million, partially offset by lower gross profit and higher expenses of $6 million as a result of opening new retail stores or expanding existing stores.

International

	Years Ended
	December 31,	January 1,	Higher	Percent
	2011	2011	(Lower)	Change
	(dollars in thousands)
Net sales	$580,936	$509,229	$71,707	14.1%
Segment operating profit	63,110	59,675	3,435	5.8

Overall net sales in the International segment were higher by $72 million or 14% in 2011 compared to 2010, primarily as a result of sales growth in Asia, Latin America, Australia and Europe, which reflects net price increases, space gains and a favorable impact of $24 million related to foreign currency exchange rates. Excluding the impact of foreign exchange rates on currency, International segment net sales were higher by 9% in 2011 compared to 2010. The favorable impact of foreign currency exchange rates in our International segment was primarily due to the strengthening of the Japanese yen, Canadian dollar, Euro and Brazilian real compared to the U.S. dollar.

During 2011, we experienced higher net sales, in each case excluding the impact of foreign currency exchange rates, in our activewear, intimate apparel and male underwear product categories in Asia of $24 million, in our hosiery, male underwear and intimate apparel product categories in Latin America of $19 million, in our activewear product category in Australia of $16 million, which benefited from the acquisition of the assets of the TNF Group Unit Trust from TNF Group Pty Ltd, as trustee, and of Player Sportswear Unit Trust from Player Sportswear Pty Ltd, as trustee (collectively “TNF”) in April 2011, and in our casualwear product category in Europe of $6 million. These higher net sales were partially offset by lower net sales in our intimate apparel product category in Canada of $11 million. The higher net sales in Asia are primarily attributable to space gains and receipt of a one-time termination fee of $5 million related to a royalty license agreement, partially offset by higher sales returns related to a customer in China. In certain international markets we are focusing on adopting global designs for some product categories to quickly launch new styles to expand our market position. The higher net sales reflect our successful efforts to improve our strong positions.

International segment gross profit was higher by $28 million in 2011 compared to 2010. The higher gross profit was primarily a result of higher net product pricing of $45 million, a favorable impact related to foreign currency exchange rates of $10 million and receipt of a one-time termination fee of $5 million related to a royalty license agreement, partially offset by vendor price increases of $21 million and unfavorable product sales mix of $7 million.

International segment operating profit was higher in 2011 compared to 2010, which was primarily attributable to the higher gross profit, partially offset by higher selling and other marketing expenses of $11 million, higher distribution expenses of $7 million and higher spending in certain other areas. The higher selling and marketing expenses were primarily due to incremental costs resulting from the acquisition of the assets of TNF and costs associated with the growth of our business in China. The changes in foreign currency exchange rates, which are included in the impact on gross profit above, had a favorable impact on operating profit of $4 million in 2011 compared to 2010.

General Corporate Expenses

General corporate expenses were lower in 2011 compared to 2010 primarily due to lower start-up and shut-down costs of $9 million associated with the consolidation and globalization of our supply chain and lower pension expense of $4 million.

Consolidated Results of Operations — Year Ended January 1, 2011 (“2010”) Compared with Year Ended January 2, 2010 (“2009”)

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$4,326,713	$3,891,275	$435,438	11.2%
Cost of sales	2,911,944	2,626,001	285,943	10.9

Gross profit	1,414,769	1,265,274	149,495	11.8
Selling, general and administrative expenses	1,010,581	940,530	70,051	7.4
Restructuring	—	53,888	(53,888)	NM

Operating profit	404,188	270,856	133,332	49.2
Other expenses	20,221	49,301	(29,080)	(59.0)
Interest expense, net	150,236	163,279	(13,043)	(8.0)

Income before income tax expense	233,731	58,276	175,455	301.1
Income tax expense	22,438	6,993	15,445	220.9

Net income	$211,293	$51,283	$160,010	312.0%

Net Sales

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Net sales	$4,326,713	$3,891,275	$435,438	11.2%

Consolidated net sales were higher by $435 million, or 11%, in 2010 compared to 2009, reflecting significant space and distribution gains at retailers, positive retail sell-through and inventory restocking at retail. Our significant space and distribution gains at retailers contributed approximately 6% of sales growth, while approximately 4% of growth was driven by increased retail sell-through, retailer inventory restocking and foreign currency exchange rates. Early in the fourth quarter of 2010 we completed the acquisition of Gear for Sports which accounted for 1% of our higher net sales. All three of our largest segments delivered double digit sales growth in 2010, with the Outerwear segment achieving 20% sales growth.

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

Gross Profit

	Years Ended
	January 1, 2011	January 2, 2010	Higher (Lower)	Percent Change
	(dollars in thousands)
Gross profit	$1,414,769	$1,265,274	$149,495	11.8%

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

In 2010, our gross profit was negatively impacted by an unfavorable product sales mix of $54 million which was primarily attributable to a shift in sales to lower margin products within our casualwear, socks and intimate apparel product categories, higher sales incentives of $34 million, higher cotton costs of $33 million, lower product pricing of $12 million, primarily in the first half of 2010, higher other manufacturing costs of $6 million and higher production costs of $4 million. The higher production costs were primarily attributable to $25 million of incremental costs to service higher demand, partially offset by lower energy and oil-related costs of $21 million. Our 2010 sales incentives were higher due to higher sales volumes and, as a percentage of sales, sales incentives were flat compared to 2009.

We incurred one-time restructuring related write-offs of $4 million in 2009 for stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate, which did not recur in 2010.

The cotton prices reflected in our results were 69 cents per pound in 2010 compared to 55 cents per pound in 2009. We continued to see higher prices for cotton and oil-related materials in the market in 2010.

Selling, General and Administrative Expenses

	Years Ended
	January 1, 2011	January 2, 2010	Higher (Lower)	Percent Change
	(dollars in thousands)
Selling, general and administrative expenses	$1,010,581	$940,530	$70,051	7.4%

Our selling, general and administrative expenses were $70 million higher in 2010 compared to 2009. As a percent of net sales our selling, general and administrative expenses were 23.4% in 2010 compared to 24.2% in 2009.

Our non-media related MAP expenses and media related MAP expenses were higher by $12 million and $5 million, respectively, during 2010 compared to 2009 when we reduced spending due to the recession. MAP expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions. For example, during the second quarter of 2010 we launched new television advertising featuring new Hanes men’s underwear with Comfort Flex Waistbands and Lay Flat Collar T-shirts, we introduced new advertising supporting Playtex 18 Hour cooling products and we launched new advertising supporting the new barely there Smart Sizes bra sizing system.

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

Restructuring

	Years Ended
	January 1,	January 2,	Higher	Percent
	2011	2010	(Lower)	Change
	(dollars in thousands)
Restructuring	$—	$53,888	$(53,888)	NM

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

Our effective income tax rate was 9.6% in 2010 compared to 12.0% in 2009. The effective income tax rate of 9.6% for 2010 was primarily attributable to a discrete, non-recurring income tax benefit of approximately $20 million. The income tax benefit resulted from a change in estimate associated with the remeasurement of unrecognized tax benefit accruals and the determination that certain tax positions had been effectively settled following the finalization of tax reviews and audits for amounts that were less than originally anticipated. This non-recurring income tax benefit was partially offset by a lower proportion of our earnings attributed to foreign subsidiaries related to our manufacturing operations than in 2009 which are taxed at rates lower than the U.S. statutory rate.

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

Operating Results by Business Segment — Year Ended January 1, 2011 (“2010”) Compared with Year Ended January 2, 2010 (“2009”)

	Years Ended
	January 1, 2011	January 2, 2010	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales:
Innerwear	$2,012,922	$1,833,616	$179,306	9.8%
Outerwear	1,259,935	1,051,735	208,200	19.8
Hosiery	166,780	185,710	(18,930)	(10.2)
Direct to Consumer	377,847	369,739	8,108	2.2
International	509,229	437,804	71,425	16.3
Other	—	12,671	(12,671)	NM

Total net sales	$4,326,713	$3,891,275	$435,438	11.2%
Segment operating profit:
Innerwear	$271,348	$242,853	$28,495	11.7%
Outerwear	86,564	57,920	28,644	49.5
Hosiery	54,990	61,575	(6,585)	(10.7)
Direct to Consumer	26,622	37,090	(10,468)	(28.2)
International	59,675	45,341	14,334	31.6
Other	—	(2,164)	2,164	NM

Total segment operating profit	499,199	442,615	56,584	12.8
Items not included in segment operating profit:
General corporate expenses	(82,502)	(89,568)	(7,066)	(7.9)
Amortization of trademarks and other intangibles	(12,509)	(12,443)	66	0.5
Restructuring	—	(53,888)	(53,888)	NM
Inventory write-off included in cost of sales	—	(4,135)	(4,135)	NM
Accelerated depreciation included in cost of sales	—	(8,641)	(8,641)	NM
Accelerated depreciation included in selling, general and administrative expenses	—	(3,084)	(3,084)	NM

Total operating profit	404,188	270,856	133,332	49.2
Other expenses	(20,221)	(49,301)	(29,080)	(59.0)
Interest expense, net	(150,236)	(163,279)	(13,043)	(8.0)

Income before income tax expense	$233,731	$58,276	$175,455	301.1%

A significant portion of the selling, general and administrative expenses in each segment is an allocation of our consolidated selling, general and administrative expenses, however certain expenses that are specifically identifiable to a segment are charged directly to such segment. Certain prior year segment operating profit disclosures have been revised to conform to the current year presentation. These changes were primarily the result of our decision to cease allocating certain compensation related expenses to the segments. Our consolidated selling, general and administrative expenses before segment allocations was $70 million higher in 2010 compared to 2009.

Innerwear

	Years Ended
	January 1, 2011	January 2, 2010	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,012,922	$1,833,616	$179,306	9.8%
Segment operating profit	271,348	242,853	28,495	11.7

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

Net sales in our male underwear product category were 19% or $146 million higher in 2010 compared to 2009, which reflect higher net sales in our Hanes brand of $135 million primarily due to distribution gains related to a new customer in the discount retail channel, space gains in the mass merchant and department store channels and increased retail sell through. Our male underwear product category continues to benefit from the increased media support for our Hanes brand and from our identification of key long-term megatrends such as comfort and dyed and color products. We have developed innovations to capitalize on these trends such as Hanes Lay Flat Collar T-shirts and the Hanes Comfort Flex Waistband.

Intimate apparel product category net sales were $22 million higher in 2010 compared to 2009. Our bra category net sales were $13 million higher in the average figure sizes driven primarily by space and distribution gains. Our panties category net sales were higher by $9 million primarily due to distribution gains related to a new customer in the discount retail channel. From a brand perspective, our net sales were higher in our smaller brands (barely there, Just My Size and Wonderbra) by $21 million, in our Hanes brand by $8 million and in our Bali brand by $3 million, partially offset by lower net sales in our Playtex brand of $6 million and lower private label net sales of $4 million.

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

Outerwear

	Years Ended
	January 1, 2011	January 2, 2010	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,259,935	$1,051,735	$208,200	19.8%
Segment operating profit	86,564	57,920	28,644	49.5

Outerwear segment net sales, which benefited from space and distribution gains and stronger sales at retail, were higher by $208 million or 20% in 2010 compared to 2009. Our casualwear category net sales were higher in both the wholesale and retail product categories by $64 million and $59 million, respectively. The higher net sales in the wholesale casualwear (imagewear) category of 22% were primarily due to stronger sales at retail and replenishment timing of inventory levels by third party embellishers and wholesalers. The higher net sales in the retail casualwear product category of 21% reflect space gains primarily from an exclusive agreement entered into with Wal-Mart in April 2009 to develop, source and merchandise a line of women’s clothing designed to meet the needs of plus size women.

Our Champion brand activewear net sales, which continue to be positively impacted by our marketing investment in the brand, were higher by $49 million or 10% due to stronger sales at retail and space gains in the sporting goods channel. Our Champion brand has achieved consistent growth by focusing on the fast growing active demographic with a unique moderate price positioning.

The acquisition of Gear for Sports in early November 2010 added an incremental $36 million of net sales for the year. The Gear for Sports category includes sales of licensed logo apparel in collegiate bookstores and other channels.

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

Outerwear segment operating profit was higher in 2010 compared to 2009 primarily as a result of higher gross profit, lower media related MAP expenses of $3 million and lower spending in numerous areas of $3 million, partially offset by higher distribution expenses of $15 million, higher selling and other marketing expenses of $7 million and higher non-media related MAP expenses of $4 million.

Hosiery

	Years Ended
	January 1, 2011	January 2, 2010	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$166,780	$185,710	$(18,930)	(10.2)%
Segment operating profit	54,990	61,575	(6,585)	(10.7)

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

Direct to Consumer

	Years Ended
	January 1, 2011	January 2, 2010	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$377,847	$369,739	$8,108	2.2%
Segment operating profit	26,622	37,090	(10,468)	(28.2)

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

International

	Years Ended
	January 1, 2011	January 2, 2010	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$509,229	$437,804	$71,425	16.3%
Segment operating profit	59,675	45,341	14,334	31.6

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

During 2010, we experienced higher net sales, in each case excluding the impact of foreign currency exchange rates, in our activewear, intimate apparel and male underwear product categories in Canada of $11 million, in our casualwear product category in Europe of $11 million, in our intimate apparel product category in Mexico of $7 million, in our male underwear and hosiery product categories in Brazil of $7 million, in our thermals and male underwear product categories in China of $5 million, in our male underwear product category in India of $3 million, in our intimate apparel product category in Argentina of $3 million and higher net sales of $6 million in all other regions, partially offset by lower net sales in our activewear and male underwear product categories in Japan of $4 million. Our innerwear product categories in Canada and Mexico have continued to produce strong sales growth as we hold leading positions with strong market shares in intimate apparel and male underwear product categories. In certain international markets we are focusing on adopting global designs for some product categories to quickly launch new styles to expand our market position. The higher net sales reflect our successful efforts to improve our strong positions.

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

Other

	Years Ended
	January 1, 2011	January 2, 2010	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$—	$12,671	$(12,671)	NM
Segment operating loss	—	(2,164)	2,164	NM

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

General Corporate Expenses

General corporate expenses were $7 million lower in 2010 compared to 2009 primarily due to lower start-up and shut-down costs of $16 million associated with the consolidation and globalization of our supply chain, lower pension expense of $7 million and lower stock compensation and certain other benefits of $1 million, partially offset by lower gains on sales of assets of $12 million and higher other expenses of $4 million.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are cash generated by operations and availability under our Revolving Loan Facility, Accounts Receivable Securitization Facility and international loan facilities. At December 31, 2011, we had $571 million of borrowing availability under our $600 million Revolving Loan Facility (after taking into account outstanding letters of credit), $66 million of short-term borrowing availability under our international loan facilities and $35 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

The following have impacted or are expected to impact liquidity:

•	we have principal and interest obligations under our debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we may selectively pursue strategic acquisitions;

•

we could increase or decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly impact our effective income tax rate; and

•

our Board of Directors has authorized the repurchase of up to 10 million shares of our stock in the open market (2.8 million of which we have repurchased as of December 31, 2011 at a cost of $75 million), although we may choose not to repurchase any stock and instead focus on other uses of cash such as the repayment of our debt.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. Factors that could help us in these efforts include higher sales volume and the realization of additional cost benefits from previous restructuring and related actions.

The economic environment in which we are operating continues to be uncertain and volatile, which could have unanticipated adverse effects on our business during 2012 and beyond. We have seen a sustained increase in various input costs, such as cotton and oil-related materials, utilities, freight and wages, which have impacted our results in 2011 and will continue to do so through at least the first half of 2012. During 2011, we experienced substantial pressure on profitability due to the economic climate, such as higher cotton, energy and labor costs. Rising demand for cotton resulting from the economic recovery, weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton caused cotton prices to surge upward during 2010 and early 2011. Because of systemic cost inflation in 2011, particularly for cotton, energy and labor, we implemented price increases during 2011. The timing, magnitude and frequency of price increases varied by product category, channel of trade, and country, with some increases occurring as frequently as quarterly. While cotton prices have declined in recent months, we will continue to have higher prices for cotton and oil-related materials reflected in our cost of sales, which will continue to impact our results through at least the first half of 2012.

Based on current market conditions, we expect the estimated impact of inflation could be in the range of $250 million to $300 million higher in 2012 over 2011, of which approximately $200 million relates to higher cotton costs. We expect the cost inflation will primarily impact the first two quarters of 2012. The three price increases we implemented between February and October in 2011 will help mitigate the inflation. Looking forward, cotton prices have moderated and appear to have settled at levels considerably lower than 2011 record prices. We have been working with our retail partners on appropriate pricing strategies to implement when lower cotton prices work through our supply chain.

The profitability of Outerwear’s wholesale casualwear category is being adversely affected by hypercompetitive pricing in the wholesale screen-print market. We expect pricing in this market’s basic-product promotional sector to continue to remain problematic, and in response we will de-emphasize the promotional basic sector while maintaining our presence in the more profitable premium-product and core-product sectors where we have a stronger position.

Due to lower unit volumes from price elasticity and the impact of wholesale casualwear category issues described above, we are adjusting manufacturing capacity, primarily by taking time in our facilities as well as eliminating certain contractors. We expect to incur approximately $20 million in charges related to these proposed actions, which will primarily impact the first quarter of 2012. These charges will be offset by efficiency savings of approximately $30 million to $40 million we expect to realize from our supply chain optimization initiatives in 2012.

The hosiery category has been in a state of consistent decline for the past decade, as the trend toward casual dress reduced demand for sheer hosiery. The Hosiery segment comprised only 4% of our net sales in 2011, however, and as a result, the decline in the Hosiery segment has not had a significant impact on our net sales or cash flows. Generally, we manage the Hosiery segment for cash, placing an emphasis on reducing our cost structure and managing cash efficiently.

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

Our working capital increased during 2011, primarily in the form of inventory, as a result of cost inflation. In 2012, we expect working capital to be lower due to lower inventory levels as a result of the sale of inventory containing higher input costs and a reduction in inventory unit levels.

Capital spending has varied significantly from year to year as we built and seek to optimize our global supply chain in an effort to streamline our operations and reduce costs. We spent $90 million on gross capital expenditures during 2011, which were offset by cash proceeds of $14 million primarily from a sale-leaseback transaction. During 2012, we expect net capital expenditures of approximately $45 million to continue to support our infrastructure.

Pension Plans

Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 73% funded as of December 31, 2011 compared to 74% funded as of January 1, 2011. The funded status reflects an increase in the benefit obligation due to a decrease in the discount rate used in the valuation of the liability and a decrease in the fair value of plan assets as a result of the stock market’s performance during 2011.

We expect to make required cash contributions of approximately $35 million to the U.S. qualified pension plan in 2012 based on a preliminary calculation by our actuary. We expect pension expense in 2012 of approximately $17 million compared to $11 million in 2011. See Note 15 to our financial statements for more information on the plan asset and pension expense components. In June 2010, the U.S. Congress passed legislation that provides for pension funding relief for companies with defined benefit pension plans by allowing those companies to choose between two alternative funding schedules: amortizing funding shortfalls over 15 years for any two plan years between 2008 and 2011, or paying interest on a funding shortfall for only two plan years of the employer’s choosing after which a seven-year amortization would apply. In December 2011, we elected the latter “2+7” alternative amortization schedule for the 2011 plan year, which will benefit us with improved cash flow starting in 2012 due to expected lower pension contributions; however, total cash flow over the course of the next several years will remain the same.

Share Repurchase Program

On February 1, 2007, we announced that our Board of Directors granted authority for the repurchase of up to 10 million shares of our common stock. Share repurchases are made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow us to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for our company and certain of our officers and employees pursuant to our insider trading policy. Since inception of the program, we have purchased 2.8 million shares of our common stock at a cost of $75 million (average price per share of $26.33). The primary objective of our share repurchase program is to reduce the impact of dilution caused by the exercise of options and vesting of stock unit awards. While we may repurchase additional stock under the program, we may choose not to repurchase any stock and focus more on other uses of cash in the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.

Future Contractual Obligations and Commitments

The following table contains information on our contractual obligations and commitments as of December 31, 2011, and their expected timing on future cash flows and liquidity.

	At December 31, 2011	Payments Due by Period
(in thousands)		Less Than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter
Operating activities:
Inventory purchase obligations	$461,329	$461,329	$—	$—	$—
Marketing and advertising obligations	47,824	37,578	6,954	3,292	—
Uncertain tax positions	47,688	9,122	18,632	10,601	9,333
Deferred compensation	10,691	2,751	3,139	1,833	2,968
Interest on debt obligations (1)	815,841	119,133	233,410	208,298	255,000
Operating lease obligations	272,291	55,715	79,907	61,839	74,830
Defined benefit plan minimum contributions	35,000	35,000	—	—	—
Severance and other restructuring payments	2,182	1,963	219	—	—
Other long-term obligations (2)	99,713	19,955	40,194	32,506	7,058
Investing activities:
Capital expenditures	1,986	1,986	—	—	—
Financing activities:
Debt	1,974,710	166,933	293,277	514,500	1,000,000
Notes payable	63,075	63,075	—	—	—

Total	$3,832,330	$974,540	$675,732	$832,869	$1,349,189

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at December 31, 2011.

(2)	Represents the projected payment for long-term liabilities recorded on the Consolidated Balance Sheet for certain employee benefit claims, royalty-bearing license agreement payments and capital leases.

Sources and Uses of Our Cash

The information presented below regarding the sources and uses of our cash flows for the years ended December 31, 2011 and January 1, 2011 was derived from our financial statements.

	Years Ended
	December 31, 2011	January 1, 2011
	(dollars in thousands)
Operating activities	$167,957	$133,054
Investing activities	(85,633)	(283,995)
Financing activities	(89,519)	155,685
Effect of changes in foreign currency exchange rates on cash	(1,131)	(16)

Increase (decrease) in cash and cash equivalents	(8,326)	4,728
Cash and cash equivalents at beginning of year	43,671	38,943

Cash and cash equivalents at end of year	$35,345	$43,671

Operating Activities

Net cash provided by operating activities was $168 million in 2011 compared to $133 million in 2010. The net increase in cash provided by operating activities of $35 million for 2011 compared to 2010 is primarily attributable to higher net income, partially offset by higher uses of working capital.

Net inventory increased $288 million from January 1, 2011 primarily due to higher input costs such as cotton and oil-related materials.

Accounts receivable was $27 million lower compared to January 1, 2011 primarily due to lower sales in the latter half of the fourth quarter of 2011 compared to 2010.

Investing Activities

Net cash used in investing activities was $86 million in 2011 compared to $284 million in 2010. The net decrease in cash used in investing activities of $198 million in 2011 compared to 2010 was primarily the result of net cash used in the acquisition of Gear for Sports during 2010 of $223 million and lower gross capital expenditures of $16 million, partially offset by lower proceeds from sales of assets of $32 million and net cash used for the acquisition of the assets of TNF in April 2011 of $9 million. During 2011, proceeds from sales of assets of $14 million primarily resulted from a sale-leaseback transaction involving one distribution center.

Financing Activities

Net cash used in financing activities was $90 million in 2011 compared to net cash provided by financing activities of $156 million in 2010. The lower net cash from financing activities of $245 million in 2011 compared to 2010 was primarily the result of lower net borrowings of $250 million resulting from the issuance of the $1 billion 6.375% Senior Notes and related repayment of $750 million in debt under the 2009 Senior Secured Credit Facility in 2010 which did not recur in 2011. In addition, we repurchased $197 million of Floating Rate Senior Notes in 2011. These reductions were partially offset by higher net borrowings of $87 million on the Accounts Receivable Securitization Facility, higher net borrowings on the Revolving Loan Facility of $66 million and higher net borrowings on notes payable of $28 million. In addition, we made lower payments of $20 million to amend our credit facilities and received higher proceeds from stock options exercised of $11 million in 2011 compared to 2010, partially offset by a payment of $11 million to Sara Lee Corporation in 2011.

Cash and Cash Equivalents

As of December 31, 2011 and January 1, 2011, cash and cash equivalents were $35 million and $44 million, respectively. The lower cash and cash equivalents as of December 31, 2011 was primarily the result of net cash used in financing activities of $90 million and net cash used in investing activities of $86 million, partially offset by net cash provided by operating activities of $168 million.

Financing Arrangements

We believe our financing structure provides a secure base to support our operations and key business strategies. As of December 31, 2011, we were in compliance with all financial covenants under our credit facilities. We continue to monitor our covenant compliance carefully in this difficult economic environment. We expect to maintain compliance with our covenants during 2012, however economic conditions or the occurrence of events discussed above under “Risk Factors” could cause noncompliance.

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

A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At our option, we may add one or more term loan facilities or increase the commitments under the Revolving Loan Facility in an aggregate amount of up to $300 million so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence and that we are in pro forma compliance with the financial covenants described below. In order to support our working capital needs and fund the acquisition of Gear for Sports, in September 2010, we increased the commitments under the Revolving Loan Facility from $400 million to $600 million. In November 2010, we used proceeds from the issuance of the 6.375% Senior Notes to repay all outstanding borrowings under the Term Loan Facility and to reduce the outstanding borrowings under the Revolving Loan Facility. As of December 31, 2011, we had $15 million outstanding under the Revolving Loan Facility, $14 million of standby and trade letters of credit issued and outstanding under this facility and $571 million of borrowing availability. At December 31, 2011, the interest rate on the Revolving Loan Facility was 5.50%.

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

The Revolving Loan Facility matures on December 10, 2015. All borrowings under the Revolving Loan Facility must be repaid in full upon maturity. Outstanding borrowings under the 2009 Senior Secured Credit Facility are prepayable without penalty.

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

In February 2011, we amended the 2009 Senior Secured Credit Facility, which includes the Revolving Loan Facility, to reflect improved debt ratings. This amendment reduced the interest rate, extended the maturity date by two years to December 10, 2015, and increased the flexibility of debt covenants and the use of excess cash flow. In addition, the commitment fee for the unused portion of revolving loan commitments was reduced from 75 basis points to 50 basis points. Further, the applicable margin pricing grid for the loans, which varies based on our Leverage Ratio (as defined below), was reduced by 125 basis points at each applicable Leverage Ratio level.

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

8% Senior Notes

On December 10, 2009, we issued $500 million aggregate principal amount of the 8% Senior Notes. The 8% Senior Notes are senior unsecured obligations that rank equal in right of payment with all of our existing and future unsubordinated indebtedness. The 8% Senior Notes bear interest at an annual rate equal to 8%. Interest is payable on the 8% Senior Notes on June 15 and December 15 of each year. The 8% Senior Notes will mature on December 15, 2016. The net proceeds from the sale of the 8% Senior Notes were approximately $480 million. As noted above, these proceeds, together with the proceeds from borrowings under the 2009 Senior Secured Credit Facility, were used to refinance borrowings under other loan facilities and to pay fees and expenses relating to these transactions. The 8% Senior Notes are guaranteed by substantially all of our domestic subsidiaries.

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

Floating Rate Senior Notes

On December 14, 2006, we issued $500 million aggregate principal amount of the Floating Rate Senior Notes. The Floating Rate Senior Notes are senior unsecured obligations that rank equal in right of payment with all of our existing and future unsubordinated indebtedness. The Floating Rate Senior Notes bear interest at an annual rate, reset semi-annually, equal to LIBOR plus 3.375%. Interest is payable on the Floating Rate Senior Notes on June 15 and December 15 of each year. The Floating Rate Senior Notes will mature on December 15, 2014. The net proceeds from the sale of the Floating Rate Senior Notes were approximately $492 million. These proceeds, together with our working capital, were used to repay an outstanding debt balance under another loan facility. The Floating Rate Senior Notes are guaranteed by substantially all of our domestic subsidiaries.

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

We repurchased $197 million of the Floating Rate Senior Notes at 100% of the principal amount thereof in 2011. We repurchased $3 million of the Floating Rate Senior Notes for $2.8 million resulting in a gain of $0.2 million in 2009.

Accounts Receivable Securitization

The Accounts Receivable Securitization Facility provides for up to $225 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. Under the terms of the Accounts Receivable Securitization Facility, we and certain of our subsidiaries sell, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly-owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits that issue commercial paper in the short-term market and are not affiliated with us or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to us maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs. The Accounts Receivable Securitization Facility will terminate on March 16, 2012; however, we plan to extend the term.

Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. As of December 31, 2011, we had $167 million outstanding under the Accounts Receivable Securitization Facility. The outstanding balance under the Accounts Receivable Securitization Facility is reported on the Consolidated Balance Sheet in the line “Accounts receivable securitization facility.” Unless the conduits fail to fund, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. If the conduits fail to fund, the Accounts Receivable Securitization Facility would be funded through committed bank purchasers, and the interest rate payable at our option at the rate announced from time to time by HSBC Bank USA, N.A. as its prime rate or at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) plus the applicable margin in effect from time to time. In addition, Receivables LLC is required to make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities. The average blended interest rate for the outstanding balance as of December 31, 2011 was 1.44%.

The Accounts Receivable Securitization Facility contains customary events of default and requires us to maintain the same interest coverage ratio and leverage ratio contained from time to time in the 2009 Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the Managing Agents or their affiliates. As of December 31, 2011, we were in compliance with all financial covenants.

Notes Payable

Notes payable were $63 million at December 31, 2011 and $51 million at January 1, 2011. At December 31, 2011, we had $66 million of borrowing availability under our international loan facilities. We were in compliance with the financial covenants contained in each of the international loan facilities at December 31, 2011.

Undistributed Earnings from Foreign Subsidiaries

As of December 31, 2011, the cumulative amount of undistributed earnings from our foreign subsidiaries was approximately $1.3 billion, of which less than $1 million of cash and cash equivalents was held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested, and $18 million of cash and cash equivalents was held by foreign subsidiaries whose undistributed earnings are not considered permanently reinvested. Our intention is to reinvest the cash and cash equivalents of those entities whose undistributed earnings we have previously asserted as being permanently reinvested in our international operations. We reassess our reinvestment assertions each reporting period and currently believe that we have sufficient other sources of liquidity to support our assertion that such undistributed earnings held by foreign subsidiaries may be considered to be reinvested permanently.

We repatriated $28 million, $21 million and $23 million in 2011, 2010 and 2009, respectively, from earnings generated in such years. The amount of the current year foreign earnings that we have repatriated in the past has been determined, and the amount that we expect to repatriate during 2012 will be determined, based upon a variety of factors including current year earnings of the foreign subsidiaries, foreign investment needs and the cash flow needs we have in the U.S., such as for the repayment of debt and other domestic obligations. The majority of our repatriation of the earnings of foreign subsidiaries has historically occurred at year-end, although we may always repatriate funds earlier in the year based on the needs of our business. When we repatriate funds to the U.S., we are required to pay taxes on these amounts based on applicable U.S. tax rates, net of any foreign tax that would be allowed to be deducted or taken as a credit against U.S. income tax. We paid $2 million, $2 million and $5 million in additional U.S. federal income taxes in 2011, 2010 and 2009, respectively, as a result of repatriation of foreign earnings generated in such years. We do not currently expect the amount of repatriated foreign earnings or the resulting additional tax expense in 2012 to differ materially from prior fiscal years.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are described below:

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

Income Taxes

Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We have recorded deferred taxes related to operating losses. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, possible changes in tax laws and tax planning strategies. If in our judgment it appears that we will not be able to generate sufficient taxable income to offset losses during the carryforward periods, we have recorded valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. An adjustment to income tax expense would be required in a future period if we determine that the amount of deferred tax assets to be realized differs from the net recorded amount.

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

As previously disclosed, we disagreed with Sara Lee as to the amount of deferred taxes that should have been attributable to our United States and Canadian operations on our opening balance sheet as of September 6, 2006 following our spin off from Sara Lee. The computation of this amount is governed by a tax sharing agreement entered into in connection with the spin off. We have had differing interpretations of the tax sharing agreement from Sara Lee, and, in accordance with the dispute resolution provisions of the agreement, we along with Sara Lee submitted that dispute to arbitration before a three-member tribunal in August 2009. A hearing was held in August 2010. Based on our computation of the final amount of deferred taxes for our opening balance sheet as of September 6, 2006, the amount that we expected to collect from Sara Lee based on our computation of $72 million, which reflects a preliminary cash installment received from Sara Lee of $18 million, was included as a receivable in “Other current assets.”

On July 1, 2011, the tribunal issued a 2-1 decision in which the majority disagreed with our interpretation of the tax sharing agreement and awarded us $3 million, plus interest based on the majority’s interpretation of the tax sharing agreement. This amount reflects other payments made or acknowledged to be owed by the parties under the tax sharing agreement. As a result of the tribunal’s decision, during the second quarter of 2011 we recorded a non-cash transaction that reduced “Other current assets” and “Additional paid-in capital” by $69 million.

Stock Compensation

We established the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (the “Omnibus Incentive Plan”) to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to our employees, non-employee directors and employees of our subsidiaries to promote the interest of our company and incent performance and retention of employees. Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. Estimation of stock-based compensation for stock options granted, utilizing the Black-Scholes option-pricing model, requires various highly subjective assumptions including volatility and expected option life. We use a combination of the volatility of our company and the volatility of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions. We utilize the simplified method outlined in SEC accounting rules to estimate expected lives for options granted. The simplified method is used for valuing stock option grants by eligible public companies that do not have sufficient historical exercise patterns on options granted to employees. We estimate forfeitures for stock-based awards granted that are not expected to vest. If any of these inputs or assumptions changes significantly, our stock-based compensation expense could be materially different in the future.

Defined Benefit Pension Plans

For a discussion of our net periodic benefit cost, plan obligations, plan assets, and how we measure the amount of these costs, see Note 15 titled “Defined Benefit Pension Plans” to our consolidated financial statements.

Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 73% funded as of December 31, 2011 compared to 74% funded as of January 1, 2011. The funded status reflects an increase in the benefit obligation due to a decrease in the discount rate used in the valuation of the liability, and a decrease in the fair value of plan assets as a result of the stock market’s performance during 2011. In June 2010, the U.S. Congress passed legislation that provides for pension funding relief for companies with defined benefit pension plans by allowing those companies to choose between two alternative funding schedules: amortizing funding shortfalls over 15 years for any two plan years between 2008 and 2011, or paying interest on a funding shortfall for only two plan years of the employer’s choosing after which a seven-year amortization would apply. In December 2011, we elected the “2+7” alternative amortization schedule for the 2011 plan year, which will benefit us with improved cash flow starting in 2012 due to expected lower pension contributions; however total cash flow over the course of the next several years will remain the same. We expect to make required cash contributions of approximately $35 million to the U.S. qualified pension plan in 2012 based on a preliminary calculation by our actuary. We expect pension expense in 2012 of approximately $17 million compared to $11 million in 2011. See Note 15 to our financial statements for more information on the plan asset components. The funded status of our defined benefit pension plans are recognized on our balance sheet and changes in the funded status are reflected in comprehensive income. We measure the funded status of our plans as of the date of our fiscal year end.

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

The sensitivity of changes in actuarial assumptions on our annual pension expense and on our plans’ benefit obligations, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
(in millions)	Pension Expense	Benefit Obligation
1% decrease in discount rate	$—	$155
1% increase in discount rate	—	(126)
1% decrease in expected investment return	6	N/A
1% increase in expected investment return	(6)	N/A

Trademarks and Other Identifiable Intangibles

Trademarks, license agreements, customer and distributor relationships and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles with finite lives, and we do not amortize identifiable intangibles with indefinite lives. We base the estimated useful life of an identifiable intangible asset upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. As of December 31, 2011, the net book value of trademarks and other identifiable intangible assets was $170 million, of which we are amortizing the entire balance. We anticipate that our amortization expense for 2012 will be $15 million.

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

Goodwill

As of December 31, 2011, we had $433 million of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. The timing of our annual goodwill impairment testing is the first day of the third fiscal quarter. The estimated fair values significantly exceeded the carrying values of each of our reporting units as of the first day of the third fiscal quarter, and no impairment of goodwill was identified as a result of the testing conducted in 2011.

The impairment test we performed in 2011 required us to estimate the fair value of our reporting units, primarily using discounted cash flow methodologies based on projected revenues and cash flows that will be derived from a reporting unit. Beginning with our goodwill impairment test in 2012, as a result of new accounting rules issued by the Financial Accounting Standards Board (the “FASB”), we will be permitted to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. Intangible assets that are being amortized must be tested for impairment whenever events or circumstances indicate that their carrying value might not be recoverable.

In evaluating the recoverability of goodwill in 2011, we estimated the fair value of our reporting units. We relied on a number of factors to determine the fair value of our reporting units and evaluate various factors to discount anticipated future cash flows, including operating results, business plans, and present value techniques. As discussed above under “Trademarks and Other Identifiable Intangibles,” there are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.

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

Assets and Liabilities Acquired in Business Combinations

We account for business acquisitions using the purchase method, which requires us to allocate the cost of an acquired business to the acquired assets and liabilities based on their estimated fair values at the acquisition date. We recognize the excess of an acquired business’s cost over the fair value of acquired assets and liabilities as goodwill. We use a variety of information sources to determine the fair value of acquired assets and liabilities. We generally use third party appraisers to determine the fair value and lives of property and identifiable intangibles, consulting actuaries to assist us in determining the fair value of obligations associated with defined benefit pension plans, and legal counsel to assess obligations associated with legal and environmental claims.

Recently Issued Accounting Pronouncements

Fair Value Measurements

In May 2011, the FASB issued new accounting rules related to fair value measurements. The new accounting rules clarify some existing concepts, eliminate wording differences between accounting principles generally accepted in the United States of America (“GAAP”) and International Financial Reporting Standards (“IFRS”), and in some limited cases, change some principles to achieve convergence between GAAP and IFRS. The new accounting rules result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The new accounting rules will be effective for us in the first quarter of 2012. We do not expect the adoption of the new accounting rules to have a material effect on our financial condition, results of operations or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting rules that require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity. The new accounting rules will be effective for us in the first quarter of 2012. We do not expect the adoption of the new accounting rules to have a material effect on our financial condition, results of operations or cash flows.

In December 2011, the FASB issued new accounting rules which deferred certain provisions of the rules issued in June 2011 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. Accordingly, this requirement is indefinitely deferred.

Goodwill Impairment Testing

In September 2011, the FASB issued new accounting rules related to testing goodwill for impairment. The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. The new accounting rules will be effective for us in first quarter of 2012. We do not expect the adoption of the new accounting rules to have a material effect on our financial condition, results of operations or cash flows.

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued new accounting rules related to new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new rules are effective for us in the first quarter of 2015 with retrospective application required. We do not expect the adoption of the new accounting rules to have a material effect on our financial condition, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices. Our risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations.

Foreign Exchange Risk

We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. Our exposure to foreign exchange rates exists primarily with respect to the Canadian dollar, European euro, Mexican peso and Japanese yen against the U.S. dollar. We use foreign exchange forward and option contracts to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward and option contracts. At December 31, 2011, the potential change in fair value of foreign currency derivative instruments, assuming a 10% adverse change in the underlying currency price, was $9.8 million.

Interest Rates

Our debt under the Revolving Loan Facility, Floating Rate Senior Notes and Accounts Receivable Securitization Facility bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. We are required under the 2009 Senior Secured Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. We are in compliance with this provision as a result of our 8% Senior Notes and 6.375% Senior Notes which bear interest at fixed rates. Approximately 76% of our total debt outstanding at December 31, 2011 is at a fixed rate. After giving effect to these arrangements, a 25-basis point movement in the annual interest rate charged on the outstanding debt balances as of December 31, 2011 would result in a change in annual interest expense of $1.2 million. We may execute interest rate cash flow hedges in the form of caps and swaps in the future in order to mitigate our exposure to variability in cash flows for the future interest payments on a designated portion of borrowings.

Commodities

Cotton is the primary raw material used in manufacturing many of our products. While we have sold our yarn operations, we are still exposed to fluctuations in the cost of cotton. During 2010, cotton prices hit their highest levels in 140 years. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers, while decreases in cotton prices can result in inventory comprised of products made from higher-cost yarn and in our purchase of cotton at contractually fixed prices that are above the current market rate. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. Although the cost of cotton used in goods manufactured by us has historically represented only 6% of our cost of sales, it has risen to around 12% primarily as a result of cost inflation. The cotton prices reflected in our results were $1.09 per pound in 2011 and 69 cents per pound in 2010. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold. For example, we estimate that an increase of $0.01 per pound in cotton prices at current levels of production would affect our annual cost of sales by $4 million related to finished goods manufactured internally in our manufacturing facilities and $1 million related to finished goods sourced by third parties. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton would have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, significant decreases in the price of cotton may result in the cost of inventory exceeding the cost of new production, which could result in lower gross margins, particularly if these decreases result in downward price pressure.

In addition, fluctuations in crude oil or petroleum prices may influence the prices of other raw materials we use to manufacture our products, such as chemicals, dyestuffs, polyester yarn and foam. We generally purchase raw materials at market prices. We estimate that a change of $10.00 per barrel in the price of oil would affect our freight costs by approximately $4 million, at current levels of usage.

Item 8. Financial Statements and Supplementary Data

Our financial statements required by this item are contained on pages F-1 through F-57 of this Annual Report on Form 10-K. See Item  15(a)(1) for a listing of financial statements provided.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We will provide information that is responsive to this Item 12 (other than the Equity Compensation Plan Information required by Item 201(d) of Regulation S-K) in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. That information is incorporated in this Item 12 by reference. The Equity Compensation Plan Information required by Item 201(d) of Regulation S-K is included in Item 5 of this Annual Report on Form 10-K and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of February, 2012.

HANESBRANDS INC.

/s/ Richard A. Noll
Richard A. Noll Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Richard A. Noll, Richard D. Moss and Joia M. Johnson, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Richard A. Noll	Chief Executive Officer and	February 17, 2012
Richard A. Noll	Chairman of the Board of Directors (principal executive officer)

/s/ Richard D. Moss	Chief Financial Officer	February 17, 2012
Richard D. Moss	(principal financial officer and principal accounting officer)

/s/ Lee A. Chaden	Director	February 17, 2012
Lee A. Chaden

Signature	Capacity	Date

/s/ Bobby J. Griffin	Director	February 17, 2012
Bobby J. Griffin

/s/ James C. Johnson	Director	February 17, 2012
James C. Johnson

/s/ Jessica T. Mathews	Director	February 17, 2012
Jessica T. Mathews

/s/ J. Patrick Mulcahy	Director	February 17, 2012
J. Patrick Mulcahy

/s/ Ronald L. Nelson	Director	February 17, 2012
Ronald L. Nelson

/s/ Andrew J. Schindler	Director	February 17, 2012
Andrew J. Schindler

/s/ Ann E. Ziegler	Director	February 17, 2012
Ann E. Ziegler

INDEX TO EXHIBITS

References in this Index to Exhibits to the “Registrant” are to Hanesbrands Inc. The Registrant will furnish you, without charge, a copy of any exhibit, upon written request. Written requests to obtain any exhibit should be sent to Corporate Secretary, Hanesbrands Inc., 1000 East Hanes Mill Road, Winston-Salem, North Carolina 27105.

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008).

3.4	Certificate of Formation of BA International, L.L.C. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.5	Limited Liability Company Agreement of BA International, L.L.C. (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.6	Certificate of Incorporation of Caribesock, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.7	Bylaws of Caribesock, Inc. (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.8	Certificate of Incorporation of Caribetex, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.9	Bylaws of Caribetex, Inc. (incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.10	Certificate of Formation of CASA International, LLC (incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.11	Limited Liability Company Agreement of CASA International, LLC (incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.12	Amended and Restated Certificate of Incorporation of CC Products, Inc. (incorporated by reference from Exhibit 3.50 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).

Exhibit Number	Description
3.13	Amended and Restated Bylaws of CC Products, Inc. (incorporated by reference from Exhibit 3.51 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).

3.14	Certificate of Incorporation of Ceibena Del, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.15	Bylaws of Ceibena Del, Inc. (incorporated by reference from Exhibit 3.13 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.16	Articles of Incorporation of Event 1, Inc. (incorporated by reference from Exhibit 3.52 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).

3.17	Amended and Restated Bylaws of Event 1, Inc. (incorporated by reference from Exhibit 3.53 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).

3.18	Amended and Restated Certificate of Incorporation of GearCo, Inc. (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).

3.19	Amended and Restated Bylaws of GearCo, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).

3.20	Third Amended and Restated Certificate of Incorporation of GFSI Holdings, Inc. (incorporated by reference from Exhibit 3.46 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).

3.21	Amended and Restated Bylaws of GFSI Holdings, Inc. (incorporated by reference from Exhibit 3.47 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).

3.22	Amended and Restated Certificate of Incorporation of GFSI, Inc. (incorporated by reference from Exhibit 3.48 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).

3.23	Amended and Restated Bylaws of GFSI, Inc. (incorporated by reference from Exhibit 3.49 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).

3.24	Certificate of Formation of Hanes Menswear, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act and Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.14 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.25	Limited Liability Company Agreement of Hanes Menswear, LLC (incorporated by reference from Exhibit 3.15 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit Number	Description
3.26	Certificate of Incorporation of HPR, Inc., together with Certificate of Merger of Hanes Puerto Rico, Inc. into HPR, Inc. (now known as Hanes Puerto Rico, Inc.) (incorporated by reference from Exhibit 3.16 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.27	Bylaws of Hanes Puerto Rico, Inc. (incorporated by reference from Exhibit 3.17 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.28	Articles of Organization of Sara Lee Direct, LLC, together with Articles of Amendment reflecting the change of the entity’s name to Hanesbrands Direct, LLC (incorporated by reference from Exhibit 3.18 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.29	Limited Liability Company Agreement of Sara Lee Direct, LLC (now known as Hanesbrands Direct, LLC) (incorporated by reference from Exhibit 3.19 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.30	Certificate of Incorporation of Sara Lee Distribution, Inc., together with Certificate of Amendment of Certificate of Incorporation of Sara Lee Distribution, Inc. reflecting the change of the entity’s name to Hanesbrands Distribution, Inc. (incorporated by reference from Exhibit 3.20 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.31	Bylaws of Sara Lee Distribution, Inc. (now known as Hanesbrands Distribution, Inc.)(incorporated by reference from Exhibit 3.21 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.32	Certificate of Formation of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.22 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.33	Operating Agreement of HBI Branded Apparel Enterprises, LLC (incorporated by reference from Exhibit 3.23 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.34	Certificate of Incorporation of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.24 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.35	Bylaws of HBI Branded Apparel Limited, Inc. (incorporated by reference from Exhibit 3.25 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.36	Certificate of Formation of HbI International, LLC (incorporated by reference from Exhibit 3.26 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.37	Limited Liability Company Agreement of HbI International, LLC (incorporated by reference from Exhibit 3.27 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.38	Certificate of Formation of SL Sourcing, LLC, together with Certificate of Amendment to the Certificate of Formation of SL Sourcing, LLC reflecting the change of the entity’s name to HBI Sourcing, LLC (incorporated by reference from Exhibit 3.28 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit Number	Description
3.39	Limited Liability Company Agreement of SL Sourcing, LLC (now known as HBI Sourcing, LLC) (incorporated by reference from Exhibit 3.29 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.40	Certificate of Formation of Inner Self LLC (incorporated by reference from Exhibit 3.30 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.41	Limited Liability Company Agreement of Inner Self LLC (incorporated by reference from Exhibit 3.31 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.42	Certificate of Formation of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.32 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.43	Amended and Restated Limited Liability Company Agreement of Jasper-Costa Rica, L.L.C. (incorporated by reference from Exhibit 3.33 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.44	Certificate of Formation of Playtex Dorado, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.36 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.45	Amended and Restated Limited Liability Company Agreement of Playtex Dorado, LLC (incorporated by reference from Exhibit 3.37 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.46	Certificate of Incorporation of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.38 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.47	Bylaws of Playtex Industries, Inc. (incorporated by reference from Exhibit 3.39 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.48	Certificate of Formation of Seamless Textiles, LLC, together with Certificate of Conversion from a Corporation to a Limited Liability Company Pursuant to Section 18-214 of the Limited Liability Company Act (incorporated by reference from Exhibit 3.40 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.49	Limited Liability Company Agreement of Seamless Textiles, LLC (incorporated by reference from Exhibit 3.41 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.50	Certificate of Incorporation of UPCR, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.42 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.51	Bylaws of UPCR, Inc. (incorporated by reference from Exhibit 3.43 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

Exhibit Number	Description
3.52	Certificate of Incorporation of UPEL, Inc., together with Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference from Exhibit 3.44 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

3.53	Bylaws of UPEL, Inc. (incorporated by reference from Exhibit 3.45 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-142371) filed with the Securities and Exchange Commission on April 26, 2007).

4.1	Rights Agreement between Hanesbrands Inc. and Computershare Trust Company, N.A., Rights Agent. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

4.2	Form of Rights Certificate (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

4.3	Placement Agreement dated December 11, 2006 among the Registrant, certain subsidiaries of the Registrant and Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2006).

4.4	Indenture dated as of December 14, 2006 (the “2006 Indenture”), among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006).

4.5	First Supplemental Indenture (the 2006 Indenture) dated August 13, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 10.50 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).

4.6	Second Supplemental Indenture (the the 2006 Indenture) dated November 1, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010).

4.7	Registration Rights Agreement dated as of December 14, 2006 among the Registrant, certain subsidiaries of the Registrant, and Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., and HSBC Securities (USA) Inc. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006).

4.8	Indenture, dated as of August 1, 2008 (the “2008 Indenture”) among the Registrant, certain subsidiaries of the Registrant, and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Commission file number 333-152733) filed with the Securities and Exchange Commission on August 1, 2008).

4.9	Underwriting Agreement dated December 3, 2009 between the Registrant, certain subsidiaries of the Registrant and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2009).

4.10	First Supplemental Indenture (to the 2008 Indenture) dated December 10, 2009 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2009).

Exhibit Number	Description
4.11	Second Supplemental Indenture (to the 2008 Indenture) dated August 13, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 10.49 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).

4.12	Third Supplemental Indenture (to the 2008 Indenture) dated November 1, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010).

4.13	Purchase Agreement dated November 4, 2010 among the Registrant, certain subsidiaries of the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC and Goldman, Sachs & Co. (incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010).

4.14	Fourth Supplemental Indenture (to the 2008 Indenture) dated November 9, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010).

4.15	Registration Rights Agreement dated November 9, 2010 among the Registrant, certain subsidiaries of the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC and Goldman, Sachs & Co. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010).

10.1	Hanesbrands Inc. Omnibus Incentive Plan of 2006, as amended (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).*

10.2	Form of Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

10.3	Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006.*

10.4	Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrand Inc. Omnibus Incentive Plan of 2006.*

10.5	Form of Performance Stock and Cash Award – Cash Component Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006.*

10.6	Form of Performance Stock and Cash Award – Stock Component Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006.*

10.7	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006. *

10.8	Form of Non-Employee Director Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.5 to the Registrant’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2007).*

Exhibit Number	Description
10.9	Hanesbrands Inc. Retirement Savings Plan, as amended (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2011).*

10.10	Hanesbrands Inc. Supplemental Employee Retirement Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).*

10.11	Hanesbrands Inc. Performance-Based Annual Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

10.12	Hanesbrands Inc. Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2008).*

10.13	Hanesbrands Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.14	Hanesbrands Inc. Executive Long-Term Disability Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.15	Hanesbrands Inc. Employee Stock Purchase Plan of 2006, as amended (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2010).*

10.16	Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.17	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and Richard A. Noll (incorporated by reference from Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.18	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and Gerald W. Evans Jr. (incorporated by reference from Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.19	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and E. Lee Wyatt Jr. (incorporated by reference from Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.20	Severance/Change in Control Agreement dated December 10, 2008 between the Registrant and Kevin W. Oliver (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.21	Severance/Change in Control Agreement dated December 17, 2008 between the Registrant and Joia M. Johnson (incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.22	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and William J. Nictakis (incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.23	Severance/Change in Control Agreement dated November 3, 2011 between the Registrant and Richard D. Moss (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2011).*

Exhibit Number	Description
10.24

Retention Plan Award Agreement between the Registrant and Richard D. Moss dated June 28, 2011 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2011).*

10.25	Master Separation Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

10.26	Tax Sharing Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

10.27	Employee Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

10.28	Master Transition Services Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

10.29	Real Estate Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

10.30	Indemnification and Insurance Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

10.31	Intellectual Property Matters Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

10.32	First Lien Credit Agreement dated September 5, 2006 (the “2006 Senior Secured Credit Facility”) among the Registrant the various financial institutions and other persons from time to time party thereto, HSBC Bank USA, National Association, LaSalle Bank National Association, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., Citicorp USA, Inc. and Citibank, N.A. (incorporated by reference from Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).†

10.33	First Amendment dated February 22, 2007 to the 2006 Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2007).

10.34	Second Amendment dated August 21, 2008 to the 2006 Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).

10.35	Third Amendment dated March 10, 2009 to the 2006 Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009).

10.36	Amended and Restated Credit Agreement dated as of September 5, 2006, as amended and restated as of December 10, 2009 (the “2009 Senior Secured Credit Facility”), among the Registrant, the various financial institutions and other persons from time to time party to this Agreement, Barclays Bank PLC and Goldman Sachs Credit Partners L.P., as the co-documentation agents, Bank of America, N.A. and HSBC Securities (USA) Inc., as the co-syndication agents, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and J.P. Morgan Securities Inc., Banc of America Securities LLC, HSBC Securities (USA) Inc. and Barclays Capital, the investment banking division of Barclays Bank PLC, as the joint lead arrangers and joint bookrunners (incorporated by reference from Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).

Exhibit Number	Description
10.37	First Amendment dated February 17, 2011 to the 2009 Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2011).

10.38	Second Lien Credit Agreement dated September 5, 2006 (the “Second Lien Credit Agreement”) among HBI Branded Apparel Limited, Inc., the Registrant, the various financial institutions and other persons from time to time party thereto, HSBC Bank USA, National Association, LaSalle Bank National Association, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., Citicorp USA, Inc. and Citibank, N.A. (incorporated by reference from Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).†

10.39	First Amendment dated August 21, 2008 to the Second Lien Credit Agreement (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).

10.40	Receivables Purchase Agreement dated as of November 27, 2007 (the “Accounts Receivable Securitization Facility”) among HBI Receivables LLC and the Registrant, JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, Falcon Asset Securitization Company LLC, Bryant Park Funding LLC, and HSBC Securities (USA) Inc. (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2008).†

10.41	Amendment No. 1 dated as of March 16, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009).†

10.42	Amendment No. 2 dated as of April 13, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009).†

10.43	Amendment No. 3 dated as of August 17, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2009).

10.44	Amendment No. 4 dated as of December 10, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).

10.45	Amendment No. 5 dated as of December 21, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).†

10.46	Amendment No. 6 dated as of December 18, 2010 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2011).

10.47	Amendment No. 7 dated as of January 31, 2011 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2011).†

10.48	Amendment No. 8 dated as of March 18, 2011 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011).†

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Richard A. Noll, Chief Executive Officer.

31.2	Certification of Richard D. Moss, Chief Financial Officer.

32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.

32.2	Section 1350 Certification of Richard D. Moss, Chief Financial Officer.

*	Agreement relates to executive compensation.

†	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HANESBRANDS INC.

Hanesbrands Inc.

Management’s Report on Internal Control Over Financial Reporting

Management of Hanesbrands Inc. (“Hanesbrands”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a—15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Hanesbrands’ system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Hanesbrands; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of Hanesbrands are being made only in accordance with authorizations of management and directors of Hanesbrands; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Hanesbrands’ assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of December 31, 2011, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management determined that Hanesbrands’ internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hanesbrands Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hanesbrands Inc. (the “Company”) at December 31, 2011 and January 1, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina

February 17, 2012

HANESBRANDS INC.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Years Ended
	December 31,	January 1,	January 2,
	2011	2011	2010
Net sales	$4,637,143	$4,326,713	$3,891,275
Cost of sales	3,096,772	2,911,944	2,626,001

Gross profit	1,540,371	1,414,769	1,265,274
Selling, general and administrative expenses	1,062,090	1,010,581	940,530
Restructuring	—	—	53,888

Operating profit	478,281	404,188	270,856
Other expenses	6,377	20,221	49,301
Interest expense, net	156,297	150,236	163,279

Income before income tax expense	315,607	233,731	58,276
Income tax expense	48,919	22,438	6,993

Net income	$266,688	$211,293	$51,283

Earnings per share:
Basic	$2.73	$2.19	$0.54
Diluted	$2.69	$2.16	$0.54
Weighted average shares outstanding:
Basic	97,710	96,500	95,158
Diluted	99,251	97,774	95,668

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	January 1,
	2011	2011
Assets
Cash and cash equivalents	$35,345	$43,671
Trade accounts receivable less allowances of $17,418 at December 31, 2011 and $19,192 at January 1, 2011	470,713	503,243
Inventories	1,607,555	1,322,719
Deferred tax assets	154,667	149,431
Other current assets	62,511	128,607

Total current assets	2,330,791	2,147,671

Property, net	635,406	631,254
Trademarks and other identifiable intangibles, net	169,675	178,622
Goodwill	433,396	430,144
Deferred tax assets	394,220	319,798
Other noncurrent assets	71,181	82,513

Total assets	$4,034,669	$3,790,002

Liabilities and Stockholders’ Equity
Accounts payable	$451,525	$412,369
Accrued liabilities and other:
Payroll and employee benefits	80,906	89,303
Advertising and promotion	88,595	87,384
Other	82,685	99,616
Notes payable	63,075	50,678
Accounts Receivable Securitization Facility	166,933	90,000

Total current liabilities	933,719	829,350

Long-term debt	1,807,777	1,990,735
Pension and postretirement benefits	485,688	301,889
Other noncurrent liabilities	126,424	105,354

Total liabilities	3,353,608	3,227,328

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value) Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value) Issued and outstanding — 97,517,325 at December 31, 2011 and 96,207,025 at January 1, 2011	975	962
Additional paid-in capital	266,551	294,829
Retained earnings	746,786	480,098
Accumulated other comprehensive loss	(333,251)	(213,215)

Total stockholders’ equity	681,061	562,674

Total liabilities and stockholders’ equity	$4,034,669	$3,790,002

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands)

	000,000	000,000	000,000	000,000	000,000	000,000
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Loss
Balances at January 3, 2009	93,520	$935	$248,167	$217,522	$(281,469)	$185,155
Net income	—	—	—	51,283	—	51,283
Translation adjustments	—	—	—	—	18,966	18,966
Net unrealized gain on qualifying cash flow hedges, net of tax of $17,639	—	—	—	—	28,580	28,580
Net unrecognized gain from pension and postretirement plans, net of tax of $1,835	—	—	—	—	10,928	10,928

Comprehensive income						109,757
Stock-based compensation	—	—	37,391	—	—	37,391
Exercise of stock options, vesting of restricted stock units and other	1,877	19	2,397	—	—	2,416

Balances at January 2, 2010	95,397	$954	$287,955	$268,805	$(222,995)	$334,719

Net income	—	—	—	211,293	—	211,293
Translation adjustments	—	—	—	—	3,661	3,661
Net unrealized gain on qualifying cash flow hedges, net of tax of $6,773	—	—	—	—	10,189	10,189
Net unrecognized loss from pension and postretirement plans, net of tax of $2,608	—	—	—	—	(4,070)	(4,070)

Comprehensive income						221,073
Stock-based compensation	—	—	19,226	—	—	19,226
Exercise of stock options, vesting of restricted stock units and other	810	8	3,317	—	—	3,325
Net transactions related to spin off	—	—	(15,669)	—	—	(15,669)

Balances at January 1, 2011	96,207	$962	$294,829	$480,098	$(213,215)	$562,674

Net income	—	—	—	266,688	—	266,688
Translation adjustments	—	—	—	—	(9,890)	(9,890)
Net unrealized gain on qualifying cash flow hedges, net of tax of $7,495	—	—	—	—	11,301	11,301
Net unrecognized loss from pension and postretirement plans, net of tax of $79,577	—	—	—	—	(121,447)	(121,447)

Comprehensive income						146,652
Stock-based compensation	—	—	15,822	—	—	15,822
Exercise of stock options, vesting of restricted stock units and other	1,310	13	15,364	—	—	15,377
Net transactions related to spin off			(59,464)			(59,464)

Balances at December 31, 2011	97,517	$975	$266,551	$746,786	$(333,251)	$681,061

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	December 31,	January 1,	January 2,
	2011	2011	2010
Operating activities:
Net income	$266,688	$211,293	$51,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,174	74,103	84,312
Amortization of intangibles	14,551	12,509	12,443
Restructuring	—	—	8,207
Write-off on early extinguishment of debt	3,297	16,526	2,423
Gain on repurchase of Floating Rate Senior Notes	—	—	(157)
Charges incurred for amendments of credit facilities	—	—	20,634
Interest rate hedge termination	—	—	26,029
Amortization of debt issuance costs	10,367	12,739	10,967
Amortization of loss on interest rate hedge	11,292	17,774	—
Stock compensation expense	16,173	19,534	37,697
Deferred taxes	1,948	15,794	(9,152)
Other	1,661	(3,432)	(10,252)
Changes in assets and liabilities:
Accounts receivable	26,585	(329)	(39,805)
Inventories	(287,908)	(231,845)	248,820
Other assets	3,639	11,597	22,210
Accounts payable	39,706	29,934	3,522
Accrued liabilities and other	(16,216)	(53,143)	(54,677)

Net cash provided by operating activities	167,957	133,054	414,504

Investing activities:
Purchases of property, plant and equipment	(90,099)	(106,240)	(126,825)
Acquisitions of businesses, net of cash acquired	(9,154)	(222,878)	—
Proceeds from sales of assets	13,620	45,642	37,965
Other	—	(519)	16

Net cash used in investing activities	(85,633)	(283,995)	(88,844)

Financing activities:
Borrowings on notes payable	360,893	1,394,782	1,628,764
Repayments on notes payable	(348,924)	(1,411,295)	(1,624,139)
Borrowings on Accounts Receivable Securitization Facility	280,629	207,290	183,451
Repayments on Accounts Receivable Securitization Facility	(203,696)	(217,290)	(326,068)
Borrowings on Revolving Loan Facility	2,890,000	2,228,500	2,034,026
Repayments on Revolving Loan Facility	(2,875,500)	(2,280,000)	(1,982,526)
Repurchase of Floating Rate Senior Notes	(197,458)	—	(2,788)
Incurrence of debt under the 2009 Senior Secured Credit Facility	—	—	750,000
Repayments of debt under 2009 Senior Secured Credit Facility	—	(750,000)	—
Issuance of 6.375% Senior Notes	—	1,000,000	—
Issuance of 8% Senior Notes	—	—	500,000
Repayments of debt under 2006 Senior Secured Credit Facility	—	—	(1,440,250)
Payments to amend and refinance credit facilities	(3,757)	(23,833)	(74,976)
Proceeds from stock options exercised	17,104	5,938	1,179
Transactions with Sara Lee Corporation	(11,403)	—	—
Other	2,593	1,593	(847)

Net cash provided by (used in) financing activities	(89,519)	155,685	(354,174)

Effect of changes in foreign exchange rates on cash	(1,131)	(16)	115

Increase (decrease) in cash and cash equivalents	(8,326)	4,728	(28,399)
Cash and cash equivalents at beginning of year	43,671	38,943	67,342

Cash and cash equivalents at end of year	$35,345	$43,671	$38,943

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

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

The Company’s fiscal year ends on the Saturday closest to December 31. All references to “2011”, “2010” and “2009” relate to the 52 week fiscal years ended on December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

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

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

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

(e) Advertising Expense

Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” caption in the Consolidated Statements of Income of $184,225, $185,488 and $166,467 in 2011, 2010, and 2009, respectively.

(f) Shipping and Handling Costs

Revenue received for shipping and handling costs is included in net sales and was $19,868, $22,054 and $22,434 in 2011, 2010 and 2009, respectively. Shipping costs, that comprise payments to third party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $256,198, $250,029 and $222,169 in 2011, 2010 and 2009, respectively. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.

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

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

(h) Research and Development

Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. Research and development expense was $47,056, $47,082 and $46,305 in 2011, 2010 and 2009, respectively.

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

(l) Property

Property is stated at historical cost and depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Machinery and equipment is depreciated over periods ranging from three to 15 years and buildings and building improvements over periods of up to 40 years. A change in the depreciable life is treated as a change in accounting estimate and the accelerated depreciation is accounted for in the period of change and future periods. Additions and improvements that substantially extend the useful life of a particular asset and interest costs incurred during the construction period of major properties are capitalized. Repairs and maintenance costs are expensed as incurred. Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the accounts.

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

(m) Trademarks and Other Identifiable Intangible Assets

The primary identifiable intangible assets of the Company are trademarks, license agreements, customer and distributor relationships and computer software all of which have finite lives that are subject to amortization. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including the effects of

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. Finite-lived trademarks are being amortized over periods ranging from six to 30 years, license agreements are being amortized over periods ranging from six to 15 years, customer and distributor relationships are being amortized over periods ranging from three to 10 years and computer software is being amortized over periods ranging from three to seven years. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property.

The Company capitalizes internal software development costs, which include the actual costs to purchase software from vendors and generally include personnel and related costs for employees who were directly associated with the enhancement and implementation of purchased computer software. Additions to computer software are included in purchases of property, plant and equipment in the Consolidated Statements of Cash Flows.

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

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

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

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

(r) Recently Issued Accounting Pronouncements

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

Fair Value Measurements

In May 2011, the FASB issued new accounting rules related to fair value measurements. The new accounting rules clarify some existing concepts, eliminate wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, change some principles to achieve convergence between GAAP and IFRS. The new accounting rules result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The new accounting rules will be effective for the Company in the first quarter of 2012. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company’s financial condition, results of operations or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting rules that require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity. The new accounting rules will be effective for the Company in the first quarter of 2012. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2011, the FASB issued new accounting rules which deferred certain provisions of the rules issued in June 2011 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. Accordingly, this requirement is indefinitely deferred.

Goodwill Impairment Testing

In September 2011, the FASB issued new accounting rules related to testing goodwill for impairment. The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. The new accounting rules will be effective for the Company in the first quarter of 2012. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company’s financial condition, results of operations or cash flows.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued new accounting rules related to new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new rules are effective for the Company in the first quarter of 2015 with retrospective application required. The Company does not expect the adoption of the new accounting rules to have a material effect on Company’s financial condition, results of operations or cash flows.

(3) Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the period. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares outstanding for 2011, 2010 and 2009 is as follows:

	Years Ended
	December 31,	January 1,	January 2,
	2011	2011	2010
Basic weighted average shares outstanding	97,710	96,500	95,158
Effect of potentially dilutive securities:
Stock options	1,163	783	—
Restricted stock units	376	489	510
Employee stock purchase plan and other	2	2	—

Diluted weighted average shares outstanding	99,251	97,774	95,668

Options to purchase 6, 827, and 6,273 shares of common stock and 1, 250, and 234 restricted stock units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for 2011, 2010, and 2009, respectively.

(4) Stock-Based Compensation

The Company established the Hanesbrands OIP to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company and incent performance and retention of employees.

Stock Options

The exercise price of each stock option equals the closing market price of Hanesbrands’ stock on the date of grant. Options granted vest ratably over three years and can be exercised over a term of 10 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during 2011. The following table illustrates the assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted during 2010 and 2009, respectively.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

	Years Ended
	January 1,	January 2,
	2011	2010
Dividend yield	—%	—%
Risk-free interest rate	1.64-1.90%	2.49%
Volatility	50-54%	48%
Expected term (years)	5.3-6.0	6.0

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

A summary of the changes in stock options outstanding to the Company’s employees under the Hanesbrands OIP is presented below:

	$000,000	$000,000	$000,000	$000,000
	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)

Options outstanding at January 3, 2009	6,029	$21.86	$—	5.99
Granted	466	24.33
Exercised	(66)	17.71
Forfeited	(142)	21.32

Options outstanding at January 2, 2010	6,287	$22.10	$15,770	7.77
Granted	221	27.16
Exercised	(289)	20.51
Forfeited	(1)	22.37

Options outstanding at January 1, 2011	6,218	$22.35	$19,914	6.90
Exercised	(772)	22.17
Forfeited	(132)	20.50

Options outstanding at December 31, 2011	5,314	$22.42	$7,202	5.90

Options exercisable at December 31, 2011	5,052	$22.25	$7,202	5.77

There were 3,696, 2,133 and 2,981 options that vested during 2011, 2010 and 2009, respectively. The total intrinsic value of options that were exercised during 2011, 2010 and 2009 was $5,756, $1,923 and $465, respectively. The weighted average fair value of individual options granted during 2011, 2010 and 2009 was $0, $13.32 and $11.80, respectively.

Cash received from option exercises under all share-based payment arrangements for 2011, 2010 and 2009 was $17,104, $5,938 and $1,179, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $5,756, $1,705 and $465 for 2011, 2010 and 2009, respectively.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

Stock Unit Awards

Restricted stock units (RSUs) of Hanesbrands’ stock are granted to certain Company non-employee directors and employees to incent performance and retention over periods of one to three years, respectively. Upon vesting, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. Some RSUs which have been granted under the Hanesbrands OIP vest upon continued future service to the Company, while others also have a performance based vesting feature. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees provide the requisite service to the Company. A summary of the changes in the restricted stock unit awards outstanding under the Hanesbrands OIP is presented below:

	$000,000	$000,000	$000,000	$000,000
	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)

Nonvested share units outstanding at January 3, 2009	2,402	$20.19	$31,652	1.89
Granted—non-performanced based	408	24.29
Vested	(1,193)	20.84
Forfeited	(91)	19.57

Nonvested share units outstanding at January 2, 2010	1,526	$20.82	$36,796	1.76
Granted—non-performanced based	391	27.02
Granted—performanced based	143	27.16
Vested	(721)	21.28
Forfeited	(9)	19.21

Nonvested share units outstanding at January 1, 2011	1,330	$23.08	$33,794	1.73
Granted—non-performanced based	497	24.47
Granted—performanced based	256	24.36
Vested	(741)	21.06
Forfeited	(117)	22.82

Nonvested share units outstanding at December 31, 2011	1,225	$25.16	$26,782	2.37

The total fair value of shares vested during 2011, 2010 and 2009 was $15,605, $15,346 and $24,871, respectively. Certain participants elected to defer receipt of shares earned upon vesting. As of December 31, 2011, a total of 243 shares of common stock are issuable in future years for such deferrals.

For all share-based payments under the Hanesbrands OIP, during 2011, 2010 and 2009, the Company recognized total compensation expense of $15,822, $19,226 and $37,391 and recognized a deferred tax benefit of $6,164, $7,435 and $14,464, respectively. During 2009, the Company incurred $1,814 related to amending the terms of all outstanding stock options granted under the Hanesbrands OIP that had an original term of five or seven years to the tenth anniversary of the original grant date.

In 2011 and 2010, in addition to granting RSUs that vest solely upon continued future service to the Company, the Company also granted 256 and 143 performance-based restricted stock units, respectively, with a performance feature that has a target range of 0% to 200% based upon meeting certain performance thresholds. These performance stock awards, which are included in the table above, represent unearned awards that are earned based on future performance and service.

At December 31, 2011, there was $12,191 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $7,435, $3,495 and $1,261 is expected to be recognized in 2012, 2013

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

and 2014, respectively. The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the Hanesbrands OIP by issuing newly authorized shares. The Hanesbrands OIP authorized 13,105 shares for awards of stock options and restricted stock units, of which 1,687 were available for future grants as of December 31, 2011.

Employee Stock Purchase Plan

The Company established the Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (the “ESPP”), which is qualified under Section 423 of the Internal Revenue Code. An aggregate of up to 2,442 shares of Hanesbrands common stock may be purchased by eligible employees pursuant to the ESPP. The purchase price for shares under the ESPP is equal to 85% of the stock’s fair market value on the purchase date. During 2011, 2010 and 2009, 82, 79 and 156 shares, respectively, were purchased under the ESPP by eligible employees. The Company had 1,918 shares of common stock available for issuance under the ESPP as of December 31, 2011. The Company recognized $351, $308 and $306 of stock compensation expense under the ESPP during 2011, 2010 and 2009, respectively.

(5) Trade Accounts Receivable

Allowances for Trade Accounts Receivable

The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions are as follows:

	Allowance for Doubtful Accounts	Allowance for Chargebacks and Other Deductions	Total

Balance at January 3, 2009	$12,555	$9,342	$21,897
Charged to expenses	3,647	5,724	9,371
Deductions and write-offs	(700)	(4,792)	(5,492)

Balance at January 2, 2010	15,502	10,274	25,776

Charged to expenses	(1,116)	3,715	2,599
Deductions and write-offs	(3,270)	(5,913)	(9,183)

Balance at January 1, 2011	11,116	8,076	19,192

Charged to expenses	(1,142)	6,393	5,251
Deductions and write-offs	(1,250)	(5,775)	(7,025)

Balance at December 31, 2011	$8,724	$8,694	$17,418

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

Sales of Accounts Receivable

The Company has entered into agreements to sell selected trade accounts receivable to financial institutions. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution services and collects these accounts receivable directly from the customer. Net proceeds of these accounts receivable sale programs are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows. The Company recognized funding fees of $3,080, $3,464 and $163 in 2011, 2010 and 2009, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Consolidated Statements of Income.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

(6) Inventories

Inventories consisted of the following:

	December 31,	January 1,
	2011	2011
Raw materials	$231,781	$155,744
Work in process	129,827	109,304
Finished goods	1,245,947	1,057,671

	$1,607,555	$1,322,719

(7) Property, Net

Property is summarized as follows:

	December 31,	January 1,
	2011	2011
Land	$25,378	$26,122
Buildings and improvements	470,555	467,378
Machinery and equipment	880,139	868,995
Construction in progress	31,076	31,904
Capital leases	4,499	6,988

	1,411,647	1,401,387
Less accumulated depreciation	776,241	770,133

Property, net	$635,406	$631,254

(8) Notes Payable

The Company had the following short-term revolving facilities at December 31, 2011 and January 1, 2011:

	Interest Rate as of December 31, 2011
		Principal Amount
		December 31,	January 1,
		2011	2011
China	8.14%	$32,885	$12,941
El Salvador	3.00%	25,000	29,700
India	12.04%	3,911	1,846
Germany	3.87%	1,074	—
Philippines	7.11%	205	—
Vietnam		—	3,371
Japan		—	2,459
Brazil		—	361

		$63,075	$50,678

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

As of December 31, 2011 and January 1, 2011, the Company had total borrowing availability of $65,675 and $34,669, respectively, under the international loan facilities. Total interest paid on notes payable was $2,372, $2,267 and $3,974 in 2011, 2010 and 2009, respectively. The Company was in compliance with the financial covenants contained in each of the facilities at December 31, 2011.

(9) Debt

The Company had the following debt at December 31, 2011 and January 1, 2011:

	Interest Rate as of December 31, 2011			Maturity Date
		Principal Amount
		December 31, 2011	January 1, 2011

2009 Senior Secured Credit Facility:
Revolving Loan Facility	5.50%	14,500	—	December 2015
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
8% Senior Notes	8.00%	500,000	500,000	December 2016
Floating Rate Senior Notes	4.15%	293,277	490,735	December 2014
Accounts Receivable Securitization Facility	1.44%	166,933	90,000	March 2012

		1,974,710	2,080,735
Less current maturities		166,933	90,000

		$1,807,777	$1,990,735

The Company’s primary financing arrangements are the senior secured credit facility that it entered into in 2006 (the “2006 Senior Secured Credit Facility”) and amended and restated in December 2009 to provide for a new senior secured credit facility (the “2009 Senior Secured Credit Facility”) and further amended in February 2011, $500,000 in aggregate principle amount of floating rate senior notes (the “Floating Rate Senior Notes”) issued in December 2006, $500,000 in aggregate principal amount of 8.000% senior notes (the “8% Senior Notes”) issued in December 2009, $1,000,000 in aggregate principal amount of 6.375% senior notes (the “6.375% Senior Notes”) issued in November 2010 and the Accounts Receivable Securitization Facility. The outstanding balances at December 31, 2011 are reported in the “Long-term debt” and “Accounts Receivable Securitization Facility” lines of the Consolidated Balance Sheets.

Total cash paid for interest related to debt in 2011, 2010 and 2009 was $140,083, $116,492 and $161,854, respectively.

2009 Senior Secured Credit Facility

The 2009 Senior Secured Credit Facility initially provided for aggregate borrowings of $1,150,000, consisting of a $750,000 term loan facility (the “Term Loan Facility”) and a $400,000 revolving loan facility (the “Revolving Loan Facility”). The proceeds of the Term Loan Facility were used to refinance all amounts outstanding under the Term A loan facility (in an initial principal amount of $250,000) and Term B loan facility (in an initial principal amount of $1,400,000) under the 2006 Senior Secured Credit Facility and to repay all amounts outstanding under the second lien credit facility that the Company entered into in 2006 (the “Second Lien Credit Facility”). Proceeds of the Revolving Loan Facility were used to pay fees and expenses in connection with these transactions, and are used for general corporate purposes and working capital needs.

A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At the Company’s option, it may add one or more term loan facilities

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

or increase the commitments under the Revolving Loan Facility in an aggregate amount of up to $300,000 so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence and that the Company is in pro forma compliance with the financial covenants described below. In order to support its working capital needs and fund the acquisition of Gear Co, Inc., known as Gear for Sports, in September 2010, the Company increased the commitments under the Revolving Loan Facility from $400,000 to $600,000. In November 2010, the Company used proceeds from the issuance of the 6.375% Senior Notes to repay all outstanding borrowings under the Term Loan Facility and to reduce the outstanding borrowings under the Revolving Loan Facility. As of December 31, 2011, the Company had $14,500 outstanding under the Revolving Loan Facility, $14,264 of standby and trade letters of credit issued and outstanding under this facility and $571,236 of borrowing availability. At December 31, 2011, the interest rate on the Revolving Loan Facility was 5.50%.

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

The Revolving Loan Facility matures on December 10, 2015. All borrowings under the Revolving Loan Facility must be repaid in full upon maturity. Outstanding borrowings under the 2009 Senior Secured Credit Facility are prepayable without penalty.

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

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

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

The 2009 Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the 2009 Senior Secured Credit Facility). As of December 31, 2011, the Company was in compliance with all financial covenants.

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

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

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

8% Senior Notes

On December 10, 2009, the Company issued $500,000 aggregate principal amount of the 8% Senior Notes. The 8% Senior Notes are senior unsecured obligations that rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness. The 8% Senior Notes bear interest at an annual rate equal to 8%. Interest is payable on the 8% Senior Notes on June 15 and December 15 of each year. The 8% Senior Notes will mature on December 15, 2016. The net proceeds from the sale of the 8% Senior Notes were approximately $480,000. As noted above, these proceeds, together with the proceeds from borrowings under the 2009 Senior Secured Credit Facility, were used to refinance borrowings under outstanding debt balances under other loan facilities and to pay fees and expenses relating to these transactions. The 8% Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.

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

Floating Rate Senior Notes

On December 14, 2006, the Company issued $500,000 aggregate principal amount of the Floating Rate Senior Notes. The Floating Rate Senior Notes are senior unsecured obligations that rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness. The Floating Rate Senior Notes bear interest at an annual rate, reset semi-annually, equal to the London Interbank Offered Rate, or LIBOR, plus 3.375%. Interest is payable on the Floating Rate Senior Notes on June 15 and December 15 of each year. The Floating Rate Senior Notes will mature on December 15, 2014. The net proceeds from the sale of the Floating Rate Senior Notes were approximately $492,000. These proceeds, together with working capital, were used to repay an outstanding debt balance under another loan facility. The Floating Rate Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.

The Company may redeem some or all of the Floating Rate Senior Notes at any time on or after December 15, 2008 at a redemption price equal to the principal amount of the Floating Rate Senior Notes plus a premium of 2% if redeemed during the 12-month period commencing on December 15, 2008, 1% if redeemed during the 12-month

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

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

On December 28, 2011, the Company repurchased $197,458 of the Floating Rate Senior Notes at 100% of the principal amount thereof. The Company repurchased $2,945 of the Floating Rate Senior Notes for $2,788 resulting in a gain of $157 in 2009.

Accounts Receivable Securitization Facility

The Accounts Receivable Securitization Facility provides for up to $225,000 in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. Under the terms of the Accounts Receivable Securitization Facility, the Company and certain of its subsidiaries sell, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly-owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits that issue commercial paper in the short-term market and are not affiliated with the Company or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to the Company maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs. The Accounts Receivable Securitization Facility will terminate on March 16, 2012; however, the Company plans to extend the term.

Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. As of December 31, 2011, the Company had $166,933 outstanding under the Accounts Receivable Securitization Facility. The outstanding balance under the Accounts Receivable Securitization Facility is reported on the Consolidated Balance Sheet in the line “Accounts receivable securitization facility.” Unless the conduits fail to fund, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. If the conduits fail to fund, the Accounts Receivable Securitization Facility would be funded through committed bank purchasers, and the interest rate payable at the Company’s option at the rate announced from time to time by HSBC Bank USA, N.A. as its prime rate or at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) plus the applicable margin in effect from time to time. In addition, Receivables LLC is required to make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities. The average blended interest rate for the outstanding balance as of December 31, 2011 was 1.44%.

The Accounts Receivable Securitization Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio contained from time to time in the 2009 Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the Managing Agents or their affiliates. As of December 31, 2011, the Company was in compliance with all financial covenants.

The total amount of receivables used as collateral for the credit facility was $293,972 at December 31, 2011 and is reported on the Company’s Consolidated Balance Sheet in trade accounts receivable less allowances.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

Future Principal Payments

Future principal payments for all of the facilities described above are as follows: $166,933 due in 2012, $0 due in 2013, $293,277 due in 2014, $14,500 due in 2015, $500,000 due in 2016 and $1,000,000 thereafter.

Debt Issuance Costs

In 2011, the Company incurred $3,757 in capitalized debt issuance costs in connection with the amendments to the 2009 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility. The Company incurred $23,833 in capitalized debt issuance costs in connection with increasing the borrowing availability under the Revolving Loan Facility and issuing the 6.375% Senior Notes in 2010. In 2009, the Company incurred $54,342 in capitalized debt issuance costs in connection with entering into the 2009 Senior Secured Credit Facility and the amendments to the 2006 Senior Secured Credit Facility and the Accounts Receivable Securitization Facility. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from one to ten years. As of December 31, 2011, the net carrying value of unamortized debt issuance costs was $52,703 which is included in “Other Noncurrent Assets” in the Consolidated Balance Sheet. The Company’s debt issuance cost amortization was $10,367, $12,739 and $10,967 in 2011, 2010 and 2009, respectively.

The Company recognized $983 of a write-off on early extinguishment of debt in 2011 related to the prepayment of $197,458 on the Floating Rate Senior Notes.

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

(10) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	$000,000	$000,000	$000,000	$000,000	$000,000
	Cumulative Translation Adjustment	Net Unrealized Income (Loss) on Cash Flow Hedges	Pension and Postretirement	Income Taxes	Accumulated Other Comprehensive Loss
Balance at January 2, 2010	$(1,267)	$(35,176)	$(332,686)	$146,134	$(222,995)
Other comprehensive income (loss) activity	3,661	16,962	(6,678)	(4,165)	9,780

Balance at January 1, 2011	2,394	(18,214)	(339,364)	141,969	(213,215)
Other comprehensive income (loss) activity	(9,890)	18,796	(201,024)	72,082	(120,036)

Balance at December 31, 2011	$(7,496)	$582	$(540,388)	$214,051	$(333,251)

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

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

Operating Leases

The Company leases certain buildings and equipment under agreements that are classified as operating leases. Rental expense under operating leases was $72,894, $65,575 and $63,759 in 2011, 2010 and 2009, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows: $55,715 in 2012, $43,825 in 2013, $36,082 in 2014, $32,705 in 2015, $29,134 in 2016 and $74,830 thereafter.

During 2011, the Company entered into a sale-leaseback transaction involving a distribution center. The facility is being leased back over 12 years and is classified as an operating lease. The Company received net proceeds on the sale of $12,031, resulting in a deferred gain of $7,879 which will be amortized over the lease term.

During 2010, the Company entered into sale-leaseback transactions involving four distribution facilities. The facilities are being leased back over terms ranging from three years to 12 years and are classified as operating leases. The Company received net proceeds on the sales of $41,282, resulting in deferred gains of $15,441 which will be amortized over the lease terms.

During 2009, the Company entered into a sale-leaseback transaction involving a manufacturing facility. The facility was leased back over 22 months and is classified as an operating lease. The Company received net proceeds on the sale of $2,517, resulting in a deferred gain of $348 which was amortized over the lease term.

License Agreements

The Company is party to several royalty-bearing license agreements for use of third party trademarks in certain of their products. The license agreements typically require a minimum guarantee to be paid either at the commencement of the agreement, by a designated date during the term of the agreement or by the end of the agreement period. When payments are made in advance of when they are due, the Company records a prepayment and amortizes the expense in the “Cost of sales” line of the Consolidated Statements of Income uniformly over the guaranteed period. For guarantees required to be paid at the completion of the agreement, royalties are expensed through “Cost of sales” as the related sales are made. Management has reviewed all license agreements and has concluded that there are no liabilities recorded at inception of the agreements.

During 2011, 2010 and 2009, the Company incurred royalty expense of approximately $34,108, $12,772 and $11,105, respectively.

Minimum amounts due under the license agreements are approximately $12,518 in 2012, $16,981 in 2013, $9,427 in 2014, $9,734 in 2015 and $9,969 in 2016. In addition to the minimum guaranteed amounts under license agreements, the Company is a party to a partnership agreement which includes a minimum fee of $5,862 for each year from 2012 through 2017.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

(12) Intangible Assets and Goodwill

During 2011, the Company completed the business acquisition of the assets of the TNF Group Unit Trust from TNF Group Pty Ltd, as trustee, and of Player Sportswear Unit Trust from Player Sportswear Pty Ltd, as trustee. The acquisition resulted in the recognition of $3,335 of goodwill and $1,820 of intangible assets, which consisted primarily of trademarks and customer relationships.

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

(a)	Intangible Assets

The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

	Gross	Accumulated Amortization	Net Book Value
Year ended December 31, 2011:
Intangible assets subject to amortization:
Trademarks and brand names	$198,405	$91,421	$106,984
Licensing agreements	47,600	4,094	43,506
Customer and distributor relationships	3,327	695	2,632
Computer software	58,730	43,907	14,823
Other intangibles	1,921	191	1,730

	$309,983	$140,308

Net book value of intangible assets			$169,675

	Gross	Accumulated Amortization	Net Book Value
Year ended January 1, 2011:
Intangible assets subject to amortization:
Trademarks and brand names	$195,538	$85,175	$110,363
Licensing agreements	47,600	585	47,015
Customer and distributor relationships	3,200	96	3,104
Computer software	58,494	42,230	16,264
Other intangibles	1,900	24	1,876

	$306,732	$128,110

Net book value of intangible assets			$178,622

The amortization expense for intangibles subject to amortization was $14,551, $12,509 and $12,443 for 2011, 2010 and 2009, respectively. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $14,697 in 2012, $14,038 in 2013, $12,492 in 2014, $9,433 in 2015 and $8,841 in 2016. There was no impairment of trademarks in any of the periods presented.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

(b)	Goodwill

Goodwill and the changes in those amounts during the period are as follows:

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	Innerwear	Outerwear	Hosiery	Direct to Consumer	International	Total
Net book value at January 2, 2010	$219,729	$63,814	$25,173	$255	$13,031	$322,002
Acquisition of business	—	108,142	—	—	—	108,142
Other	603	(603)	—	—	—	—

Net book value at January 1, 2011	$220,332	$171,353	$25,173	$255	$13,031	$430,144
Acquisition of business	—	33	—	—	3,335	3,368
Other	—	—	—	—	(116)	(116)

Net book value at December 31, 2011	$220,332	$171,386	$25,173	$255	$16,250	$433,396

There has been no impairment of goodwill.

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

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

Mark to Market Hedges – Intercompany Foreign Exchange Transactions

The Company uses foreign exchange derivative contracts to reduce the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. Mark to market hedge derivatives relating to intercompany foreign exchange contracts are reported in the Consolidated Statements of Cash Flows as cash flow from operating activities. The table below summarizes the U.S. dollar equivalent of commitments to purchase and sell foreign currencies in the Company’s foreign currency mark to market hedge derivative portfolio using the exchange rate at the reporting date as of December 31, 2011 and January 1, 2011.

	December 31, 2011	January 1, 2011
Foreign currency bought (sold):
Canadian dollar	$(2,993)	$(8,327)
Canadian dollar	881	—
Japanese yen	(732)	(2,167)
Australian dollar	(8,927)	—
Brazilian real	(25)	—
Brazilian real	4,200	—
South African rand	(406)	—
Mexican peso	(29,039)	(29,267)
Mexican peso	2,165	—

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

Cash Flow Hedges – Interest Rate Derivatives

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

Cash Flow Hedges – Foreign Currency Derivatives

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

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

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

Historically, the principal currencies hedged by the Company include the Euro, Mexican peso, Canadian dollar and Japanese yen. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. The table below summarizes the U.S. dollar equivalent of commitments to purchase and sell foreign currencies in the Company’s foreign currency cash flow hedge derivative portfolio using the exchange rate at the reporting date as of December 31, 2011 and January 1, 2011.

	$000,000	$000,000
	December 31, 2011	January 1, 2011
Foreign currency bought (sold):
Canadian dollar	$(7,687)	$(43,778)
Japanese yen	(12,054)	(11,681)
European euro	(26,863)	(28,180)
Brazilian real	(5,102)	—
Mexican peso	(11,473)	(10,147)

Cash Flow Hedges – Commodity Derivatives

Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. The Company is able to lock in the cost of cotton reflected in the price it pays for yarn from its primary yarn suppliers in an attempt to protect the business from the volatility of the market price of cotton. In addition, from time to time, the Company uses commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedge instrument. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The effective portion of commodity hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. The settlement of commodity hedge derivative contracts related to the purchase of inventory is reported in the Consolidated Statements of Cash Flows as cash flow from operating activities. There were no amounts outstanding under cotton futures or cotton option contracts at December 31, 2011 and January 1, 2011.

Fair Values of Derivative Instruments

The fair values of derivative financial instruments recognized in the Consolidated Balance Sheets of the Company were as follows:

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

		Fair Value
	Balance Sheet Location	December 31, 2011	January 1, 2011
Derivative assets—hedges
Interest rate contracts	Other noncurrent assets	$—	$3
Foreign exchange contracts	Other current assets	3,205	408

Total derivative assets—hedges		3,205	411

Derivative assets—non-hedges
Foreign exchange contracts	Other current assets	455	—

Total derivative assets		$3,660	$411

Derivative liabilities—hedges
Foreign exchange contracts	Accrued liabilities	$(205)	$(874)

Total derivative liabilities — hedges		(205)	(874)

Derivative liabilities—non-hedges
Foreign exchange contracts	Accrued liabilities	(388)	(471)

Total derivative liabilities		$(593)	$(1,345)

Net derivative asset (liability)		$3,067	$(934)

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion) Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Interest rate contracts	$(3)	$(516)	$20,559
Foreign exchange contracts	3,151	(2,180)	(1,560)
Commodity contracts	—	—	—

Total	$3,148	$(2,696)	$18,999

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Year Ended			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	December 31, 2011	January 1, 2011	January 2, 2010
Interest rate contracts	$(11,621)	$(17,964)	$(1,820)	Interest expense, net
Interest rate contracts	(2,314)	—	(26,029)	Other expenses
Foreign exchange contracts	(1,713)	(1,715)	721	Cost of sales
Commodity contracts	—	—	(95)	Cost of sales

Total	$(15,648)	$(19,679)	$(27,223)

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated Other Comprehensive Loss of approximately $6,236.

As disclosed in Note 9, in connection with the amendment and restatement of the 2006 Senior Secured Credit Facility and repayment of the Second Lien Credit Facility in December 2009, all outstanding interest rate hedging instruments which were hedging these underlying debt instruments along with the interest rate hedge instrument related to the Floating Rate Senior Notes were settled for $62,256. The amounts deferred in Accumulated Other Comprehensive Loss associated with the 2006 Senior Secured Credit Facility and Second Lien Credit Facility were released to earnings as the underlying forecasted interest payments were no longer probable of occurring, which resulted in recognition of losses totaling $26,029 that are included in the “Other Expenses” line of the Consolidated Statement of Income. The amounts deferred in Accumulated Other Comprehensive Loss associated with the Floating Rate Senior Notes interest rate hedge were frozen at the termination date and will be amortized over the original remaining term of the interest rate hedge instrument. In addition, as disclosed in Note 9, the repurchase of $197,458 of the Floating Rate Senior Notes in December 2011 resulted in recognition of losses totaling $2,314 that are included in the “Other Expenses” line of the Consolidated Statement of Income. The unamortized balance in Accumulated Other Comprehensive Loss was $3,437 as of December 31, 2011.

The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income. The Company recognized gains related to ineffectiveness of hedging relationships in 2011 of $297 related to foreign exchange contracts. The Company recognized gains related to ineffectiveness of hedging relationships in 2010 of $6 related to interest rate contracts. The Company recognized gains related to ineffectiveness of hedging relationships in 2009 of $161, consisting of $152 for interest rate contracts and $9 for foreign exchange contracts.

The effect of mark to market hedge derivative instruments on the Consolidated Statements of Income is as follows:

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended
		December 31, 2011	January 1, 2011	January 2, 2010
Foreign exchange contracts	Selling, general and administrative expenses	$1,793	$(2,073)	$3,846

Total		$1,793	$(2,073)	$3,846

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

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

As of December 31, 2011 and January 1, 2011, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates and defined benefit pension plan investment assets. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. The fair values of defined benefit pension plan investments include: U.S. equity securities, certain foreign equity securities and debt securities that are determined based on quoted prices in public markets categorized as Level 1, certain foreign equity securities, debt securities and commodity investments that are determined based on inputs readily available in public markets or can be derived from information available in publicly quoted markets categorized as Level 2, and investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists that are classified as Level 3. There were no changes during 2011 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. The hedge fund of funds and real estate investments have varying redemption terms of monthly, quarterly, semi-annually and annually, and have required notification periods ranging from 45 to 90 days.

As of December 31, 2011, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

	Assets (Liabilities) at Fair Value as of December 31, 2011
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Defined benefit pension plan investment assets:
Hedge fund of funds	$—	$—	$242,594
U.S. equity securities	128,592	—	—
Foreign equity securities	33,183	52,660	—
Debt securities	6,093	87,303	—
Real estate	—	—	30,729
Commodities	—	12,713	—
Cash and other	6,022	—	—

	173,890	152,676	273,323

Derivative contracts:
Foreign exchange derivative contracts	—	3,660	—
Foreign exchange derivative contracts	—	(593)	—

	—	3,067	—

Total	$173,890	$155,743	$273,323

	Assets (Liabilities) at Fair Value as of January 1, 2011
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
Hedge fund of funds	$—	$—	$275,650
U.S. equity securities	157,661	—	—
Foreign equity securities	36,889	27,423	—
Debt securities	5,433	106,311	—
Real estate	—	—	23,180
Cash and other	2,621	—	—

	202,604	133,734	298,830

Derivative contracts:
Interest rate derivative contracts	—	3	—
Foreign exchange derivative contracts	—	408	—
Foreign exchange derivative contracts	—	(1,345)	—

	—	(934)	—

Total	$202,604	$132,800	$298,830

The table below sets forth a summary of changes in the fair value of the Level 3 investment assets in 2011 and 2010.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

	Hedge fund of funds	Real estate
Balance at January 2, 2010	$255,212	$19,990

Actual return on assets	20,438	3,190
Sale of assets	—	—

Balance at January 1, 2011	$275,650	$23,180

Actual return on assets	3,382	3,949
Sale of assets	(36,438)	—
Purchase of assets	—	3,600

Balance at December 31, 2011	$242,594	$30,729

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of December 31, 2011 and January 1, 2011. The fair value of debt was $2,030,240 and $2,060,828 as of December 31, 2011 and January 1, 2011 and had a carrying value of $1,974,710 and $2,080,735, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable approximated fair value as of December 31, 2011 and January 1, 2011, primarily due to the short-term nature of these instruments.

(15) Defined Benefit Pension Plans

At December 31, 2011, the Company’s pension plans consisted of the Hanesbrands Inc. Pension Plan, various nonqualified retirement plans and international plans. Benefits under the Hanesbrands Inc. Pension Plan were frozen effective December 31, 2005.

The components of net periodic benefit cost and other amounts recognized in other comprehensive loss of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended
	December 31,	January 1,	January 2,
	2011	2011	2010
Service cost	$1,445	$1,225	$1,198
Interest cost	47,833	49,337	50,755
Expected return on assets	(47,782)	(44,094)	(39,832)
Settlement cost	—	139	—
Amortization of:
Prior service cost	29	26	26
Net actuarial loss	9,119	8,173	9,146

Net periodic benefit cost	$10,644	$14,806	$21,293

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net loss (gain)	$200,771	$6,605	$(11,947)
Prior service cost	(29)	(26)	(26)

Total recognized in other comprehensive loss (income)	200,742	6,579	(11,973)

Total recognized in net periodic benefit cost and other comprehensive loss	$211,386	$21,385	$9,320

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2012 are $15,926 and $31, respectively.

The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	December 31, 2011	January 1, 2011
Benefit obligation:
Beginning of year	$931,621	$899,208
Service cost	1,445	1,225
Interest cost	47,833	49,337
Benefits paid	(50,815)	(56,859)
Impact of exchange rate change	(271)	1,939
Settlements	—	(1,284)
Actuarial loss	150,354	38,055

End of year	1,080,167	931,621

Fair value of plan assets:
Beginning of year	635,168	612,590
Actual return on plan assets	(12,355)	67,624
Employer contributions	28,331	11,956
Benefits paid	(50,815)	(56,859)
Settlements	—	(1,284)
Impact of exchange rate change	(440)	1,141

End of year	599,889	635,168

Funded status	$(480,278)	$(296,453)

The total benefit obligation and the benefit obligation and fair value of plan assets for the Company’s pension plans with benefit obligations in excess of plan assets are as follows:

	December 31, 2011	January 1, 2011
Benefit obligation	$1,080,167	$931,621
Plans with benefit obligation in excess of plan assets
Benefit obligation	1,080,167	931,621
Fair value of plan assets	599,889	635,168

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	December 31, 2011	January 1, 2011
Current liabilities	(2,411)	(2,177)
Noncurrent liabilities	(477,867)	(294,276)
Accumulated other comprehensive loss	(540,588)	(339,846)

Amounts recognized in accumulated other comprehensive loss consist of:

	December 31, 2011	January 1, 2011
Prior service cost	$110	$139
Actuarial loss	540,478	339,707

	$540,588	$339,846

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

	December 31, 2011	January 1, 2011	January 2, 2010
Net periodic benefit cost:
Discount rate	5.27%	5.78%	6.11%
Long-term rate of return on plan assets	7.77	7.48	7.41
Rate of compensation increase (1)	3.75	3.70	3.38

Plan obligations:
Discount rate	4.20%	5.27%	5.78%
Rate of compensation increase (1)	3.75	3.75	3.70

(1)	The compensation increase assumption applies to the international plans and portions of the nonqualified retirement plans, as benefits under these plans were not frozen at December 31, 2011, January 1, 2011 and January 2, 2010.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

(b)	Plan Assets, Expected Benefit Payments, and Funding

The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	December 31, 2011	January 1, 2011
Asset category:
Hedge fund of funds	41%	43%
U.S. equity securities	21	25
Debt securities	16	18
Foreign equity securities	14	10
Real estate	5	4
Commodities	2	—
Cash and other	1	—

The Company’s asset strategy and primary investment objective are to maximize the principal value of the plan assets to meet current and future benefit obligations to plan participants and their beneficiaries. To accomplish this goal, the assets of the plan are broadly diversified to protect against large investment losses and to reduce the likelihood of excessive volatility of returns. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, third party investment management firms with complementary investment styles and philosophies to implement these allocations. The Company has established a target asset allocation based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical data, prospective capital market returns and forecasted liabilities of the plans. The target asset allocation approximates the actual asset allocation as of December 31, 2011. In addition to volatility protection, diversification enables the assets of the plan the best opportunity to provide adequate returns in order to meet the Company’s investment return objectives. These objectives include, over a rolling five-year period, to achieve a total return which exceeds the required actuarial rate of return for the plan and to outperform a passive portfolio, consisting of a similar asset allocation.

The Company utilizes market data or assumptions that market participants would use in pricing the pension plan assets. Effective January 2, 2010, the Company adopted new pension disclosure rules. In accordance with these rules, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is utilized for disclosing the fair value of the Company’s pension plan assets. At December 31, 2011, the Company had $173,890 classified as Level 1 assets, $152,676 classified as Level 2 assets and $273,323 classified as Level 3 assets. At January 1, 2011, the Company had $202,604 classified as Level 1 assets, $133,734 classified as Level 2 assets and $298,830 classified as Level 3 assets. The Level 1 assets consisted primarily of U.S. equity securities, certain debt securities, certain foreign equity securities and cash and cash equivalents, Level 2 assets consisted primarily of certain debt securities, commodity investments and certain foreign equity securities, and Level 3 assets consisted primarily of hedge fund of funds and real estate investments. Refer to Note 14 for the Company’s complete disclosure of the fair value of pension plan assets.

The Company expects to make approximately $35,000 contribution to the Company’s pension plans in 2012 based on a preliminary calculation by its actuary. Expected benefit payments are as follows: $51,067 in 2012, $51,606 in 2013, $53,103 in 2014, $53,235 in 2015, $54,355 in 2016 and $287,841 thereafter.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

(16) Income Taxes

The provision for income tax computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Income before income tax expense:
Domestic	7.8%	12.1%	(142.8)%
Foreign	92.2	87.9	242.8

	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes	0.8	1.2	(3.4)
Tax on remittance of foreign earnings	1.7	2.5	33.9
Foreign taxes less than U.S. statutory rate	(19.4)	(24.5)	(46.4)
Change in state effective tax rate	—	—	(14.1)
Employee benefits	0.6	1.3	10.6
Change in valuation allowance	(0.7)	3.0	(9.9)
Release of unrecognized tax benefit reserves	(0.6)	(8.8)	—
Other, net	(1.9)	(0.1)	6.3

Taxes at effective worldwide tax rates	15.5%	9.6%	12.0%

In 2009, the Company’s consolidated income before income taxes was lower than historical levels as a result of the recessionary environment during that period. In addition, charges incurred from refinancing the Company’s debt structure (as described in Note 9) in 2009 also contributed to the Company’s domestic operations incurring a loss before income taxes. As a result of the lower consolidated income before income tax expense and a loss before income tax expense from domestic operations in 2009, there were fluctuations in percentages in foreign income before income tax expense, taxes on remittance of foreign earnings and foreign taxes less than U.S. statutory rate in 2009 compared to 2010 and 2011.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended December 31, 2011
Domestic	$12,385	$1,802	$14,187
Foreign	31,296	(545)	30,751
State	3,290	691	3,981

	$46,971	$1,948	$48,919

Year ended January 1, 2011
Domestic	$(14,268)	$17,340	$3,072
Foreign	23,157	(8,077)	15,080
State	(2,245)	6,531	4,286

	$6,644	$15,794	$22,438

Year ended January 2, 2010
Domestic	$—	$6,727	$6,727
Foreign	15,783	(9,503)	6,280
State	362	(6,376)	(6,014)

	$16,145	$(9,152)	$6,993

	Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Cash payments for income taxes	$37,665	$23,350	$15,163

Cash payments above represent cash tax payments made by the Company primarily in foreign jurisdictions.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

The deferred tax assets and liabilities at the respective year-ends were as follows:

	December 31, 2011	January 1, 2011
Deferred tax assets:
Nondeductible reserves	$4,575	$5,165
Inventories	105,653	93,972
Property and equipment	6,683	—
Intangibles	138,139	135,438
Bad debt allowance	9,789	11,404
Accrued expenses	11,462	13,049
Employee benefits	241,242	170,247
Tax credits	13,257	11,064
Net operating loss and other tax carryforwards	29,068	41,864
Derivatives	—	7,204
Other	19,461	16,305

Gross deferred tax assets	579,329	505,712
Less valuation allowances	(25,067)	(27,064)

Deferred tax assets	554,262	478,648

Deferred tax liabilities:
Property and equipment	—	4,204
Derivatives	291	—
Prepaids	5,429	5,473

Deferred tax liabilities	5,720	9,677

Net deferred tax assets	$548,542	$468,971

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

The valuation allowance for deferred tax assets as of December 31, 2011 and January 1, 2011 was $25,067 and $27,064, respectively. The net change in the total valuation allowance for 2011 was $1,997 which, including foreign currency fluctuations, related to favorable financial performance in certain foreign jurisdictions partially offset by foreign loss carryforwards generated. The net change in the total valuation allowance for 2010 was $5,508 which, including foreign currency fluctuations, related to foreign loss carryforwards generated partially offset by favorable financial performance in certain foreign jurisdictions.

The valuation allowance at December 31, 2011 and January 1, 2011 relates to deferred tax assets established for foreign loss carryforwards of $21,902 and $25,560, respectively.

At December 31, 2011, the Company has total net operating loss carryforwards of approximately $104,224 for foreign jurisdictions, which will expire as follows:

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

Fiscal Year:
2012	$5,102
2013	15,795
2014	5,986
2015	13,047
2016	16,721
Thereafter	47,573

At December 31, 2011, the Company had tax credit carryforwards totaling $13,257 which expire beginning after 2020.

At December 31, 2011, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. If these earnings had not been permanently reinvested, deferred taxes of approximately $372,000 would have been recognized in the Consolidated Financial Statements.

In 2010, the Company recognized a benefit of $20,504 which resulted from a change in estimate associated with the remeasurement of unrecognized tax benefit accruals and the determination that certain tax positions had been effectively settled following the finalization of tax reviews and audits for amounts less than originally estimated. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next 12 months due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company currently expects a reduction of approximately $8,000 for unrecognized tax benefits accrued at December 31, 2011 within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 2, 2010	$39,929
Additions based on tax positions related to the current year	10,312
Reductions for tax positions of prior years	(20,504)

Balance at January 1, 2011	$29,737
Additions based on tax positions related to the current year	10,097
Additions for tax positions of prior years	1,803

Balance at December 31, 2011	$41,637

Included in unrecognized tax benefits are $41,637 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $1,364, $1,386 and $1,010 for interest and penalties classified as income tax expense in the Consolidated Statement of Income for 2011, 2010 and 2009, respectively. At December 31, 2011 and January 1, 2011, the Company had a total of $6,051 and $4,687, respectively, of interest and penalties accrued related to unrecognized tax benefits.

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

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

The Company and Sara Lee Corporation (“Sara Lee”) entered into a tax sharing agreement in connection with the spin off of the Company from Sara Lee on September 5, 2006. As previously disclosed, the Company and Sara Lee have disagreed as to the amount of deferred taxes that should have been attributable to the Company’s United States and Canadian operations on the Company’s opening balance sheet as of September 6, 2006 following its spin off from Sara Lee. The computation of this amount is governed by a tax sharing agreement entered into in connection with the spin off. The Company and Sara Lee have had differing interpretations of the tax sharing agreement, and, in accordance with the dispute resolution provisions of the agreement, the Company and Sara Lee submitted that dispute to arbitration before a three-member tribunal in August 2009. A hearing was held in August 2010. Based on the Company’s computation of the final amount of deferred taxes for the Company’s opening balance sheet as of September 6, 2006, the amount that the Company expected to collect from Sara Lee based on the Company’s computation of $72,223, which reflects a preliminary cash installment received from Sara Lee of $18,000, was included as a receivable in “Other current assets.”

On July 1, 2011, the tribunal issued a 2-1 decision in which the majority disagreed with the Company’s interpretation of the tax sharing agreement and awarded the Company $3,291, plus interest based on the majority’s interpretation of the tax sharing agreement. This amount reflects other payments made or acknowledged to be owed by the parties under the tax sharing agreement. As a result of the tribunal’s decision, in 2011 the Company recorded a non-cash transaction that reduced “Other current assets” and “Additional paid-in capital” by $68,523.

Under section 2.12 of the tax sharing agreement, and unrelated to the disagreement, the Company made a payment to Sara Lee for approximately $15,000 for amounts related to income generated prior to the spin off from Sara Lee which were repatriated in periods since the spin off.

(17) Stockholders’ Equity

The Company is authorized to issue up to 500,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and the Company’s Board of Directors may, without stockholder approval, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At December 31, 2011 and January 1, 2011, 97,517 and 96,207 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding. Included within the 50,000 shares of preferred stock, 500 shares are designated Junior Participating Preferred Stock, Series A (the “Series A Preferred Stock”) and reserved for issuance upon the exercise of rights under the rights agreement described below.

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

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

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

The rights will become exercisable and separately certificated only upon the rights distribution date, which will occur upon the earlier of: (i) 10 days following a public announcement by the Company that a person or group (an “acquiring person”) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of its outstanding shares of common stock (the date of the announcement being the “stock acquisition date”); or (ii) 10 business days (or later if so determined by our Board of Directors) following the commencement of or public disclosure of an intention to commence a tender offer or exchange offer by a person if, after acquiring the maximum number of securities sought pursuant to such offer, such person, or any affiliate or associate of such person, would acquire, or obtain the right to acquire, beneficial ownership of 15% or more of our outstanding shares of the Company’s common stock.

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

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

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

The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, amortization of trademarks and other identifiable intangibles and restructuring and related accelerated depreciation charges and inventory write-offs. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.” Certain prior year segment operating profit disclosures have been revised to conform to the current year presentation. These changes were primarily the result of the Company’s decision to cease allocating certain compensation related expenses to the segments.

	Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net sales:
Innerwear	$2,058,017	$2,012,922	$1,833,616
Outerwear	1,459,790	1,259,935	1,051,735
Hosiery	162,960	166,780	185,710
Direct to Consumer	375,440	377,847	369,739
International	580,936	509,229	437,804
Other	—	—	12,671

Total net sales	$4,637,143	$4,326,713	$3,891,275

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

	Years Ended
	December 31,	January 1,	January 2,
	2011	2011	2010
Segment operating profit:
Innerwear	$286,054	$271,348	$242,853
Outerwear	133,663	86,564	57,920
Hosiery	47,702	54,990	61,575
Direct to Consumer	29,365	26,622	37,090
International	63,110	59,675	45,341
Other	—	—	(2,164)

Total segment operating profit	559,894	499,199	442,615
Items not included in segment operating profit:
General corporate expenses	(67,062)	(82,502)	(89,568)
Amortization of trademarks and other identifiable intangibles	(14,551)	(12,509)	(12,443)
Restructuring	—	—	(53,888)
Inventory write-offs included in cost of sales	—	—	(4,135)
Accelerated depreciation included in cost of sales	—	—	(8,641)
Accelerated depreciation included in selling, general and administrative expenses	—	—	(3,084)

Total operating profit	478,281	404,188	270,856
Other expenses	(6,377)	(20,221)	(49,301)
Interest expense, net	(156,297)	(150,236)	(163,279)

Income before income tax expense	$315,607	$233,731	$58,276

	December 31,	January 1,
	2011	2011
Assets:
Innerwear	$1,397,536	$1,269,839
Outerwear	919,736	828,142
Hosiery	70,439	71,496
Direct to Consumer	87,069	88,623
International	322,450	278,757

	2,797,230	2,536,857
Corporate (1)	1,237,439	1,253,145

Total assets	$4,034,669	$3,790,002

	Years Ended
	December 31,	January 1,	January 2,
	2011	2011	2010
Depreciation and amortization expense:
Innerwear	$38,682	$35,095	$36,328
Outerwear	23,285	21,709	21,988
Hosiery	1,584	2,627	3,831
Direct to Consumer	7,183	6,116	5,621
International	2,342	2,096	2,071
Other	—	—	169

	73,076	67,643	70,008
Corporate	17,649	18,969	26,747

Total depreciation and amortization expense	$90,725	$86,612	$96,755

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

	Years Ended
	December 31,	January 1,	January 2,
	2011	2011	2010
Additions to long-lived assets:
Innerwear	$37,627	$49,319	$49,061
Outerwear	37,028	38,000	59,048
Hosiery	749	550	711
Direct to Consumer	6,336	11,679	8,914
International	4,287	2,543	1,504
Other	—	—	16

	86,027	102,091	119,254
Corporate	4,072	4,149	7,571

Total additions to long-lived assets	$90,099	$106,240	$126,825

(1)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.

Sales to Wal-Mart, Target and Kohl’s were substantially in the Innerwear and Outerwear segments and represented 25%, 16% and 6% of total sales in 2011, respectively.

Worldwide sales by product category for Innerwear, Outerwear and Hosiery were $2,692,132, $1,721,863 and $223,148, respectively, in 2011.

(19) Geographic Area Information

	Years Ended or at
	December 31, 2011		January 1, 2011		January 2, 2010
		Long-Lived		Long-Lived		Long-Lived
	Sales	Assets	Sales	Assets	Sales	Assets
United States	$4,057,859	$154,035	$3,819,296	$176,035	$3,447,751	$185,821
Mexico	79,696	1,933	77,104	2,004	65,832	1,672
Central America and the Caribbean Basin	4,335	283,908	3,905	265,625	10,419	260,564
Japan	118,436	456	96,543	485	94,037	240
Canada	139,687	1,538	144,154	5,159	124,197	5,084
Europe	72,769	498	66,543	464	59,679	520
Brazil	67,954	757	57,078	792	44,957	678
China	19,397	144,651	15,246	138,254	10,197	114,100
Other	77,010	47,630	46,844	42,436	34,206	34,147

	$4,637,143	$635,406	$4,326,713	$631,254	$3,891,275	$602,826

The net sales by geographic region is attributed by customer location.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

(20) Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
2011
Net sales	$1,036,410	$1,225,233	$1,230,185	$1,145,315	$4,637,143
Gross profit	354,525	427,240	425,443	333,163	1,540,371
Net income	48,109	86,782	90,832	40,965	266,688
Basic earnings per share	0.49	0.89	0.93	0.42	2.73
Diluted earnings per share	0.49	0.87	0.91	0.41	2.69

2010
Net sales	$927,840	$1,075,852	$1,173,362	$1,149,659	$4,326,713
Gross profit	327,430	374,806	363,875	348,658	1,414,769
Net income	36,513	85,412	61,312	28,056	211,293
Basic earnings per share	0.38	0.89	0.64	0.29	2.19
Diluted earnings per share	0.37	0.87	0.63	0.29	2.16

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

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

	Consolidating Statement of Income
	Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$4,037,944	$666,270	$3,722,998	$(3,790,069)	$4,637,143
Cost of sales	3,249,034	321,305	3,259,466	(3,733,033)	3,096,772

Gross profit	788,910	344,965	463,532	(57,036)	1,540,371
Selling, general and administrative expenses	779,229	136,336	149,525	(3,000)	1,062,090

Operating profit (loss)	9,681	208,629	314,007	(54,036)	478,281
Equity in earnings (loss) of subsidiaries	402,850	220,813	—	(623,663)	—
Other expense	6,377	—	—	—	6,377
Interest expense, net	145,711	(43)	10,622	7	156,297

Income (loss) before income tax expense (benefit)	260,443	429,485	303,385	(677,706)	315,607
Income tax expense (benefit)	(6,245)	28,250	26,914	—	48,919

Net income (loss)	$266,688	$401,235	$276,471	$(677,706)	$266,688

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

	Consolidating Statement of Income Year Ended January 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$4,018,341	$470,527	$3,025,488	$(3,187,643)	$4,326,713
Cost of sales	3,268,900	187,657	2,672,497	(3,217,110)	2,911,944

Gross profit	749,441	282,870	352,991	29,467	1,414,769
Selling, general and administrative expenses	793,210	99,636	116,713	1,022	1,010,581
Restructuring	—	—	—	—	—

Operating profit (loss)	(43,769)	183,234	236,278	28,445	404,188
Equity in earnings (loss) of subsidiaries	396,080	155,925	—	(552,005)	—
Other expense	20,221	—	—	—	20,221
Interest expense, net	138,746	(90)	11,584	(4)	150,236

Income (loss) before income tax expense (benefit)	193,344	339,249	224,694	(523,556)	233,731
Income tax expense (benefit)	(17,949)	27,625	12,762	—	22,438

Net income (loss)	$211,293	$311,624	$211,932	$(523,556)	$211,293

	Consolidating Statement of Income Year Ended January 2, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$3,911,759	$429,717	$2,707,159	$(3,157,360)	$3,891,275
Cost of sales	3,201,313	157,800	2,402,017	(3,135,129)	2,626,001

Gross profit	710,446	271,917	305,142	(22,231)	1,265,274
Selling, general and administrative expenses	743,907	88,993	105,366	2,264	940,530
Restructuring	48,319	—	5,569	—	53,888

Operating profit (loss)	(81,780)	182,924	194,207	(24,495)	270,856
Equity in earnings (loss) of subsidiaries	294,200	102,506	—	(396,706)	—
Other expense	49,301	—	—	—	49,301
Interest expense, net	123,760	21,284	18,235	—	163,279

Income (loss) before income tax expense	39,359	264,146	175,972	(421,201)	58,276
Income tax expense	(11,924)	3,843	15,074	—	6,993

Net income (loss)	$51,283	$260,303	$160,898	$(421,201)	$51,283

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

	Condensed Consolidating Balance Sheet December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$8,330	$2,726	$24,289	$—	$35,345
Trade accounts receivable less allowances	24,452	32,535	418,052	(4,326)	470,713
Inventories	1,172,582	112,229	423,829	(101,085)	1,607,555
Deferred tax assets	168,843	(1,105)	(13,071)	—	154,667
Other current assets	26,626	10,282	25,785	(182)	62,511

Total current assets	1,400,833	156,667	878,884	(105,593)	2,330,791

Property, net	107,482	46,553	481,371	—	635,406
Trademarks and other identifiable intangibles, net	13,430	134,110	22,135	—	169,675
Goodwill	232,882	124,247	76,267	—	433,396
Investments in subsidiaries	1,897,579	1,059,475	—	(2,957,054)	—
Deferred tax assets	175,981	177,432	40,807	—	394,220
Other noncurrent assets	(432,466)	381,951	345,157	(223,461)	71,181

Total assets	$3,395,721	$2,080,435	$1,844,621	$(3,286,108)	$4,034,669

Liabilities and Stockholders’ Equity
Accounts payable	$236,913	$17,036	$197,576	$—	$451,525
Accrued liabilities	120,807	53,669	77,713	(3)	252,186
Notes payable	—	—	63,075	—	63,075
Accounts receivable securitization facility	—	—	166,933	—	166,933

Total current liabilities	357,720	70,705	505,297	(3)	933,719

Long-term debt	1,807,777	—	—	—	1,807,777
Other noncurrent liabilities	549,163	36,434	26,515	—	612,112

Total liabilities	2,714,660	107,139	531,812	(3)	3,353,608
Stockholders’ equity	681,061	1,973,296	1,312,809	(3,286,105)	681,061

Total liabilities and stockholders’ equity	$3,395,721	$2,080,435	$1,844,621	$(3,286,108)	$4,034,669

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

	Condensed Consolidating Balance Sheet January 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$17,535	$2,039	$24,097	$—	$43,671
Trade accounts receivable less allowances	50,375	35,256	417,612	—	503,243
Inventories	954,073	100,435	355,908	(87,697)	1,322,719
Deferred tax assets	160,178	2,005	(12,752)	—	149,431
Other current assets	95,702	11,475	21,646	(216)	128,607

Total current assets	1,277,863	151,210	806,511	(87,913)	2,147,671

Property, net	118,596	47,842	464,816	—	631,254
Trademarks and other identifiable intangibles, net	16,006	141,635	20,981	—	178,622
Goodwill	232,882	124,214	73,048	—	430,144
Investments in subsidiaries	1,542,231	886,349	—	(2,428,580)	—
Deferred tax assets	107,521	173,804	38,473	—	319,798
Other noncurrent assets	7,979	177,058	108,386	(210,910)	82,513

Total assets	$3,303,078	$1,702,112	$1,512,215	$(2,727,403)	$3,790,002

Liabilities and Stockholders’ Equity
Accounts payable	$243,169	$17,198	$152,002	$—	$412,369
Accrued liabilities	150,831	55,502	69,979	(9)	276,303
Notes payable	—	—	50,678	—	50,678
Accounts receivable securitization facility	—	—	90,000	—	90,000

Total current liabilities	394,000	72,700	362,659	(9)	829,350

Long-term debt	1,990,735	—	—	—	1,990,735
Other noncurrent liabilities	355,669	35,072	16,502	—	407,243

Total liabilities	2,740,404	107,772	379,161	(9)	3,227,328
Stockholders’ equity	562,674	1,594,340	1,133,054	(2,727,394)	562,674

Total liabilities and stockholders’ equity	$3,303,078	$1,702,112	$1,512,215	$(2,727,403)	$3,790,002

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2011
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$484,585	$202,098	$128,746	$(647,472)	$167,957

Investing activities:
Purchases of property, plant and equipment	(16,247)	(10,090)	(63,762)	—	(90,099)
Acquisition of business, net of cash acquired	—	—	(9,154)	—	(9,154)
Proceeds from sales of assets	381	918	12,321	—	13,620

Net cash provided by (used in) investing activities	(15,866)	(9,172)	(60,595)	—	(85,633)

Financing activities:
Borrowings on notes payable	—	—	360,893	—	360,893
Repayments on notes payable	—	—	(348,924)	—	(348,924)
Borrowings on Accounts Receivable Securitization Facility	—	—	280,629	—	280,629
Repayments on Accounts Receivable Securitization Facility	—	—	(203,696)	—	(203,696)
Borrowings on Revolving Loan Facility	2,890,000	—	—	—	2,890,000
Repayments on Revolving Loan Facility	(2,875,500)	—	—	—	(2,875,500)
Repurchase of Floating Rate Senior Notes	(197,458)	—	—	—	(197,458)
Payments to amend and refinance credit facilities	(3,089)	—	(668)	—	(3,757)
Proceeds from stock options exercised	17,104	—	—	—	17,104
Transactions with Sara Lee Corporation	(11,403)	—	—	—	(11,403)
Other	2,648	—	(55)	—	2,593
Net transactions with related entities	(300,226)	(192,239)	(155,007)	647,472	—

Net cash provided by (used in) financing activities	(477,924)	(192,239)	(66,828)	647,472	(89,519)

Effect of changes in foreign exchange rates on cash	—	—	(1,131)	—	(1,131)

Increase (decrease) in cash and cash equivalents	(9,205)	687	192	—	(8,326)
Cash and cash equivalents at beginning of year	17,535	2,039	24,097	—	43,671

Cash and cash equivalents at end of year	$8,330	$2,726	$24,289	$—	$35,345

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended January 1, 2011
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$381,450	$162,475	$139,614	$(550,485)	$133,054

Investing activities:
Purchases of property, plant and equipment	(25,813)	(11,403)	(69,024)	—	(106,240)
Acquisition of business, net of cash acquired	—	(222,878)	—	—	(222,878)
Proceeds from sales of assets	44,269	—	1,373	—	45,642
Other	(519)	—	—	—	(519)

Net cash provided by (used in) investing activities	17,937	(234,281)	(67,651)	—	(283,995)

Financing activities:
Borrowings on notes payable	—	—	1,394,782	—	1,394,782
Repayments on notes payable	—	—	(1,411,295)	—	(1,411,295)
Borrowings on Accounts Receivable Securitization Facility	—	—	207,290	—	207,290
Repayments on Accounts Receivable Securitization Facility	—	—	(217,290)	—	(217,290)
Borrowings on Revolving Loan Facility	2,228,500	—	—	—	2,228,500
Repayments on Revolving Loan Facility	(2,280,000)	—	—	—	(2,280,000)
Repayment of debt under 2009 Senior Secured Credit Facility	(750,000)	—	—	—	(750,000)
Issuance of 6.375% Senior Notes	1,000,000	—	—	—	1,000,000
Payments to amend and refinance credit facilities	(23,833)	—	—	—	(23,833)
Proceeds from stock options exercised	5,938	—	—	—	5,938
Other	1,639	—	(46)	—	1,593
Net transactions with related entities	(576,901)	72,199	(45,783)	550,485	—

Net cash provided by (used in) financing activities	(394,657)	72,199	(72,342)	550,485	155,685

Effect of changes in foreign exchange rates on cash	—	—	(16)	—	(16)

Increase (decrease) in cash and cash equivalents	4,730	393	(395)	—	4,728
Cash and cash equivalents at beginning of year	12,805	1,646	24,492	—	38,943

Cash and cash equivalents at end of year	$17,535	$2,039	$24,097	$—	$43,671

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended January 2, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$170,296	$497,035	$140,743	$(393,570)	$414,504

Investing activities:
Purchases of property, plant and equipment	(21,442)	(8,036)	(97,347)	—	(126,825)
Proceeds from sales of assets	32,931	—	5,034	—	37,965
Other	(148)	16	—	148	16

Net cash provided by (used in) investing activities	11,341	(8,020)	(92,313)	148	(88,844)

Financing activities:
Borrowings on notes payable	—	—	1,628,764	—	1,628,764
Repayments on notes payable	—	—	(1,624,139)	—	(1,624,139)
Borrowings on Accounts Receivable Securitization Facility	—	—	183,451	—	183,451
Repayments on Accounts Receivable Securitization Facility	—	—	(326,068)	—	(326,068)
Borrowings on Revolving Loan Facility	2,034,026	—	—	—	2,034,026
Repayments on Revolving Loan Facility	(1,982,526)	—	—	—	(1,982,526)
Repurchase of Floating Rate Senior Notes	(2,788)	—	—	—	(2,788)
Incurrence of debt under 2009 Senior Secured Credit Facility	750,000	—	—	—	750,000
Issuance of 8% Senior Notes	500,000	—	—	—	500,000
Repayments of debt under 2006 Senior Secured Credit Facility	(990,250)	(450,000)	—	—	(1,440,250)
Payments to amend and refinance credit facilities	(71,826)	—	(3,150)	—	(74,976)
Proceeds from stock options exercised	1,179	—	—	—	1,179
Other	(815)	—	(32)	—	(847)
Net transactions with related entities	(422,042)	(39,724)	68,344	393,422	—

Net cash provided by (used in) financing activities	(185,042)	(489,724)	(72,830)	393,422	(354,174)

Effect of changes in foreign exchange rates on cash	—	—	115	—	115

Increase (decrease) in cash and cash equivalents	(3,405)	(709)	(24,285)	—	(28,399)
Cash and cash equivalents at beginning of year	16,210	2,355	48,777	—	67,342

Cash and cash equivalents at end of year	$12,805	$1,646	$24,492	$—	$38,943

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

(22) Restructuring

The Company restructured its supply chain in the three years following the spin off from the Company’s former parent to create more efficient production clusters that utilize fewer, larger facilities and to balance production capability between the Western Hemisphere and Asia. With its global supply chain infrastructure in place, the Company is focused long-term on optimizing its supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements. The Company consolidated its distribution network by implementing new warehouse management systems and technology and adding new distribution centers and new third party logistics providers to replace parts of its legacy distribution network, including relocating distribution capacity to its West Coast distribution facility in California in order to expand capacity for goods it sources from Asia.

The reported results for 2011, 2010 and 2009 reflect amounts recognized for restructuring actions, including the impact of certain actions that were completed for amounts more favorable than previously estimated. The impact of restructuring efforts on income before income tax expense is summarized as follows:

	Years Ended
	December 31,	January 1,	January 2,
	2011	2011	2010
Restructuring programs:
Year ended January 2, 2010 restructuring actions	$—	$—	$46,216
Year ended January 3, 2009 restructuring actions	—	—	17,833
Year ended December 29, 2007 and prior restructuring actions	—	—	5,699

	$—	$—	$69,748

The following table illustrates where the costs associated with these actions are recognized in the Consolidated Statements of Income:

	Years Ended
	December 31,	January 1,	January 2,
	2011	2011	2010
Cost of sales	$—	$—	$12,776
Selling, general and administrative expenses	—	—	3,084
Restructuring	—	—	53,888

	$—	$—	$69,748

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

Components of the restructuring actions are as follows:

	Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Accelerated depreciation	$—	$—	$11,725
Inventory write-offs	—	—	4,135
Fixed asset impairments	—	—	7,503
Employee termination and other benefits	—	—	23,941
Noncancelable lease and other contractual obligations and other	—	—	22,444

	$—	$—	$69,748

Rollforward of accrued restructuring is as follows:

	Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Beginning accrual	$6,042	$22,399	$21,793
Restructuring expenses	—	—	45,720
Cash payments	(5,382)	(16,357)	(42,282)
Adjustments to restructuring expenses	—	—	(2,832)

Ending accrual	$660	$6,042	$22,399

The accrual balance as of December 31, 2011 is comprised of $660 in current accrued liabilities which consists of $653 for employee termination and other benefits and $7 for noncancelable lease and other contractual obligations.

Adjustments to previous estimates resulted from actual costs to settle obligations being lower than expected. The adjustments were reflected in the “Restructuring” line of the Consolidated Statements of Income.

Year Ended January 2, 2010 Actions

During 2009, the Company approved actions to close eight manufacturing facilities, three distribution centers, a yarn warehouse and a cotton warehouse in the Dominican Republic, the United States, Costa Rica, Honduras, Puerto Rico and Canada, and eliminate an aggregate of approximately 4,100 positions in those countries and El Salvador. The production capacity represented by the manufacturing facilities has been primarily relocated to lower cost locations in Asia, Central America and the Caribbean Basin. The distribution capacity has been relocated to the Company’s West Coast distribution center in California in order to expand capacity for goods the Company sources from Asia. In addition, approximately 300 management and administrative positions were eliminated, with the majority of these positions based in the United States. The Company recorded charges of $46,216 in 2009, related to these actions. The Company recognized $25,038 for employee termination and other benefits recognized in accordance with benefit plans previously communicated to the affected employee group, $9,204 for accelerated depreciation of buildings and equipment, $6,071 for noncancelable lease and other contractual obligations related to the closure of certain manufacturing facilities, $3,529 for fixed asset impairments related to the closure of certain manufacturing facilities, $1,635 for write-offs of stranded raw materials and work in process inventory determined not to be salvageable or cost-effective to relocate related to the closure of certain manufacturing facilities and $739

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(amounts in thousands, except per share data)

for other exit costs. These charges are reflected in the “Restructuring,” “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income. As of December 31, 2011, the severance obligation remaining in accrued restructuring on the Consolidated Balance Sheet was $164, and there were no noncancelable lease and other contractual obligations remaining on the Consolidated Balance Sheet.

During 2009, the Company ceased making its own yarn and now sources all of its yarn requirements from large-scale yarn suppliers. The Company entered into an agreement with Parkdale America, LLC (“Parkdale America”) under which the Company agreed to sell or lease assets related to operations at the Company’s four yarn manufacturing facilities to Parkdale America. The transaction closed in October 2009 and resulted in Parkdale America operating three of the four facilities. As discussed above, the Company approved an action to close the fourth yarn manufacturing facility, as well as a yarn warehouse and a cotton warehouse. The Company also entered into a yarn purchase agreement with Parkdale America and Parkdale Mills, LLC (together with Parkdale America, “Parkdale”). Under this agreement, which has an initial term of six years, Parkdale will produce and sell to the Company a substantial amount of the Company’s Western Hemisphere yarn requirements. During the first two years of the term, Parkdale also produced and sold to the Company a substantial amount of the yarn requirements of the Company’s Nanjing, China textile facility.