Form 10-Q
period 2012-03-31
Hanesbrands Inc.
filed 2012-04-25
CIK 1359841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 20, 2012, there were 97,558,571 shares of the registrant’s common stock outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, statements under the headings “Outlook for 2012” and “Other Business and Industry Trends” and other information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements.

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2011, particularly under the caption “Risk Factors.”

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2011, particularly under the caption “Risk Factors.” We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

HANESBRANDS INC.

Condensed Consolidated Statements of Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended
	March 31, 2012	April 2, 2011
Net sales	$1,008,334	$1,036,410
Cost of sales	753,971	681,885

Gross profit	254,363	354,525
Selling, general and administrative expenses	248,285	252,682

Operating profit	6,078	101,843
Other expenses	645	601
Interest expense, net	36,998	41,105

Income (loss) before income tax expense (benefit)	(31,565)	60,137
Income tax expense (benefit)	(4,735)	12,028

Net income (loss)	$(26,830)	$48,109

Earnings (loss) per share:
Basic	$(0.27)	$0.49
Diluted	$(0.27)	$0.49
Weighted average shares outstanding:
Basic	98,533	97,194
Diluted	98,533	98,589

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Quarter Ended
	March 31, 2012	April 2, 2011
Net income (loss)	$(26,830)	$48,109
Other comprehensive income, net of tax of $1,722 and $1,666, respectively	4,924	6,372

Comprehensive income (loss)	$(21,906)	$54,481

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$34,600	$35,345
Trade accounts receivable less allowances of $17,485 and $17,418, respectively	524,745	470,713
Inventories	1,619,242	1,607,555
Deferred tax assets	153,893	154,667
Other current assets	55,074	62,511

Total current assets	2,387,554	2,330,791

Property, net	623,872	635,406
Trademarks and other identifiable intangibles, net	167,133	169,675
Goodwill	433,473	433,396
Deferred tax assets	396,065	394,220
Other noncurrent assets	68,115	71,181

Total assets	$4,076,212	$4,034,669

Liabilities and Stockholders’ Equity
Accounts payable	$401,476	$451,525
Accrued liabilities	269,039	252,186
Notes payable	41,648	63,075
Accounts Receivable Securitization Facility	163,370	166,933

Total current liabilities	875,533	933,719

Long-term debt	1,935,777	1,807,777
Pension and postretirement benefits	488,886	485,688
Other noncurrent liabilities	118,271	126,424

Total liabilities	3,418,467	3,353,608

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 97,558,571 and 97,517,325, respectively	976	975
Additional paid-in capital	267,540	266,551
Retained earnings	719,956	746,786
Accumulated other comprehensive loss	(330,727)	(333,251)

Total stockholders’ equity	657,745	681,061

Total liabilities and stockholders’ equity	$4,076,212	$4,034,669

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Quarter Ended
	March 31, 2012	April 2, 2011
Operating activities:
Net income (loss)	$(26,830)	$48,109
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	19,474	18,068
Amortization of intangibles	3,856	3,619
Amortization of debt issuance costs	2,476	2,649
Amortization of loss on interest rate hedge	1,114	3,302
Stock compensation expense	1,772	2,548
Deferred taxes and other	(1,448)	2,314
Changes in assets and liabilities:
Accounts receivable	(51,829)	(42,160)
Inventories	(8,647)	(215,004)
Other assets	5,012	(2,413)
Accounts payable	(49,645)	58,602
Accrued liabilities and other	10,580	19,331

Net cash used in operating activities	(94,115)	(101,035)

Investing activities:
Purchases of property, plant and equipment	(9,174)	(25,411)
Proceeds from sales of assets	158	12,081

Net cash used in investing activities	(9,016)	(13,330)

Financing activities:
Borrowings on notes payable	20,671	222,149
Repayments on notes payable	(42,217)	(243,518)
Borrowings on Accounts Receivable Securitization Facility	56,802	94,677
Repayments on Accounts Receivable Securitization Facility	(60,365)	(42,341)
Borrowings on Revolving Loan Facility	804,000	1,023,000
Repayments on Revolving Loan Facility	(676,000)	(918,000)
Payments to amend credit facilities	(225)	(3,569)
Proceeds from stock options exercised	323	2,425
Other	(845)	162

Net cash provided by financing activities	102,144	134,985

Effect of changes in foreign exchange rates on cash	242	513

Increase (decrease) in cash and cash equivalents	(745)	21,133
Cash and cash equivalents at beginning of year	35,345	43,671

Cash and cash equivalents at end of period	$34,600	$64,804

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

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting rules related to fair value measurements. The new accounting rules clarify some existing concepts, eliminate wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, change some principles to achieve convergence between GAAP and IFRS. The new accounting rules result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption of the new accounting rules in the first quarter of 2012 did not have a material effect on our financial condition, results of operations or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting rules that require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity. The adoption of the new accounting rules in the first quarter of 2012 did not have a material effect on our financial condition, results of operations or cash flows.

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

Goodwill Impairment Testing

In September 2011, the FASB issued new accounting rules related to testing goodwill for impairment. The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. The adoption of the new accounting rules did not have a material effect on our financial condition, results of operations or cash flows.

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

Basic earnings per share (“EPS”) was computed by dividing net income (loss) by the number of weighted average shares of common stock outstanding during the quarters ended March 31, 2012 and April 2, 2011. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares outstanding for the quarters ended March 31, 2012 and April 2, 2011 is as follows:

	Quarter Ended
	March 31, 2012	April 2, 2011
Basic weighted average shares outstanding	98,533	97,194
Effect of potentially dilutive securities:
Stock options	—	1,051
Restricted stock units	—	344

Diluted weighted average shares outstanding	98,533	98,589

For the quarters ended March 31, 2012 and April 2, 2011, options to purchase 5,297 and 225 shares of common stock and 691 and 0 restricted stock units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. Because the Company reported a net loss for the quarter ended March 31, 2012, the restricted stock units and stock options excluded from the computation of diluted loss per share consisted of all outstanding restricted stock units and stock options, as their effect would have been anti-dilutive.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

(4)	Inventories

Inventories consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials	$231,803	$231,781
Work in process	128,579	129,827
Finished goods	1,258,860	1,245,947

	$1,619,242	$1,607,555

(5)	Debt

The Company had the following debt at March 31, 2012 and December 31, 2011:

	Interest Rate as of March 31, 2012	Principal Amount
		March 31, 2012	December 31, 2011	Maturity Date
Revolving Loan Facility	3.62%	$142,500	$14,500	December 2015
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
8% Senior Notes	8.00%	500,000	500,000	December 2016
Floating Rate Senior Notes	4.15%	293,277	293,277	December 2014
Accounts Receivable Securitization Facility	1.29%	163,370	166,933	March 2013

		2,099,147	1,974,710
Less current maturities		163,370	166,933

		$1,935,777	$1,807,777

As of March 31, 2012, the Company had $142,500 outstanding under the $600,000 revolving credit facility (the “Revolving Loan Facility”) under the senior secured credit facility that it entered into in 2006 and amended and restated in December 2009 (as amended and restated, the “2009 Senior Secured Credit Facility”), $11,465 of standby and trade letters of credit issued and outstanding under this facility and $446,035 of borrowing availability.

In March 2012, the Company amended the accounts receivable securitization facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment decreased certain usage fee rates and extended the termination date to March 15, 2013. The Company incurred $225 in debt amendment fees in connection with the amendment, which will be amortized over the term of the facility.

As of March 31, 2012, the Company was in compliance with all financial covenants under its credit facilities.

(6)	Financial Instruments and Risk Management

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

Mark to Market Hedges — Intercompany Foreign Exchange Transactions

The Company uses foreign exchange derivative contracts to reduce the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. Mark to market hedge derivatives relating to intercompany foreign exchange contracts are reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. As of March 31, 2012, the U.S. dollar equivalent of commitments to purchase and sell foreign currencies in the Company’s foreign currency mark to market hedge derivative portfolio was $6,700 and $45,649, respectively, using the exchange rate at the reporting date.

Cash Flow Hedges

A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is designated as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in the “Accumulated other comprehensive loss” line of the Condensed Consolidated Balance Sheets. When the impact of the hedged item is recognized in the income statement, the gain or loss included in “Accumulated other comprehensive loss” is reported on the same line in the Condensed Consolidated Statements of Income (Loss) as the hedged item.

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

Historically, the principal currencies hedged by the Company include the Euro, Mexican peso, Canadian dollar and Japanese yen. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. As of March 31, 2012, the U.S. dollar equivalent of commitments to sell foreign currencies in the Company’s foreign currency cash flow hedge derivative portfolio was $45,378, using the exchange rate at the reporting date.

Cash Flow Hedges — Commodity Derivatives

Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. The Company is able to lock in the cost of cotton reflected in the price it pays for yarn from its primary yarn suppliers in an attempt to protect its business from the volatility of the market price of cotton. In addition, from time to time, the Company uses commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedge instrument. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The effective portion of commodity hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. The settlement of commodity derivative contracts related to the purchase of inventory is reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. There were no amounts outstanding under cotton futures or cotton option contracts at March 31, 2012 and December 31, 2011.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

Fair Values of Derivative Instruments

The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

		Fair Value
	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivative assets — hedges
Foreign exchange contracts	Other current assets	$1,525	$3,205

Total derivative assets — hedges		1,525	3,205

Derivative assets — non-hedges
Foreign exchange contracts	Other current assets	653	455

Total derivative assets		$2,178	$3,660

Derivative liabilities — hedges
Foreign exchange contracts	Accrued liabilities	(504)	(205)

Total derivative liabilities — hedges		(504)	(205)

Derivative liabilities — non-hedges
Foreign exchange contracts	Accrued liabilities	(228)	(388)

Total derivative liabilities		$(732)	$(593)

Net derivative asset		$1,446	$3,067

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income (Loss) and Accumulated Other Comprehensive Loss is as follows:

	Amount of Loss Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	Quarter Ended			Quarter Ended
	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Interest rate contracts	$—	$(3)	Interest expense, net	$(1,114)	$(3,389)
Foreign exchange contracts	(1,366)	(2,154)	Cost of sales	75	(658)

Total	$(1,366)	$(2,157)		$(1,039)	$(4,047)

The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated Other Comprehensive Loss of approximately $4,196.

The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income (Loss).

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

The Company recognized gains related to ineffectiveness of hedging relationships in the quarter ended March 31, 2012 for foreign exchange contracts of $80. The Company recognized losses related to ineffectiveness of hedging relationships in the quarter ended April 2, 2011 for foreign exchange contracts of $3.

The effect of mark to market hedge derivative instruments on the Condensed Consolidated Statements of Income (Loss) is as follows:

		Amount of Loss Recognized in Income
	Location of Gain (Loss) Recognized in Income on Derivative	Quarter Ended
		March 31, 2012	April 2, 2011
Foreign exchange contracts	Selling, general and administrative expenses	$(2,607)	$(1,672)

Total		$(2,607)	$(1,672)

(7)	Fair Value of Assets and Liabilities

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

As of March 31, 2012, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis. The fair values of interest rate derivatives are determined with pricing models using LIBOR interest rate curves, spreads, volatilities and other relevant information developed using market data and are categorized as Level 2. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2.

There were no changes during the quarter ended March 31, 2012 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended March 31, 2012. As of March 31, 2012, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of March 31, 2012
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$2,178	$—
Foreign exchange derivative contracts	—	(732)	—

Total	$—	$1,446	$—

	Assets (Liabilities) at Fair Value as of December 31, 2011
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$3,660	$—
Foreign exchange derivative contracts	—	(593)	—

Total	$—	$3,067	$—

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of March 31, 2012 and December 31, 2011. The fair value of debt was $2,188,106 and $2,030,240 as of March 31, 2012 and December 31, 2011 and had a carrying value of $2,099,147 and $1,974,710, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable approximated fair value as of March 31, 2012 and December 31, 2011, primarily due to the short-term nature of these instruments.

(8)	Income Taxes

The Company’s effective income tax rate was 15% and 20% for the quarters ended March 31, 2012 and April 2, 2011, respectively. The lower effective income tax rate for the quarter ended March 31, 2012 compared to the quarter ended April 2, 2011 is primarily attributable to a higher proportion of earnings attributed to foreign subsidiaries, which are taxed at rates lower than the U.S. statutory rate, in the quarter ended March 31, 2012 than in the quarter ended April 2, 2011.

(9)	Business Segment Information

As a result of the reduced size of sheer hosiery and changing trends, the Company decided in the first quarter of 2012 to change its external segment reporting to include hosiery operations within the Innerwear segment. Hosiery had previously been reported as a separate segment. Prior-year segment sales and operating profit results, including other minor allocation changes, have been revised to conform to the current-year presentation.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

As a result of these changes, the Company’s operations are now managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses but the segments share a common supply chain and media and marketing platforms.

The types of products and services from which each reportable segment derives its revenues are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of women’s intimate apparel, men’s underwear, kids’ underwear, socks and hosiery.

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

•	International primarily relates to the Latin America, Asia, Canada, Europe and South America geographic locations which sell products that span across the Innerwear and Outerwear reportable segments.

The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses and amortization of trademarks and other identifiable intangibles. The accounting policies of the segments are consistent with those described in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.

	Quarter Ended
	March 31, 2012	April 2, 2011
Net sales:
Innerwear	$509,038	$502,683
Outerwear	294,194	323,926
Direct to Consumer	84,713	82,798
International	120,389	127,003

Total net sales	$1,008,334	$1,036,410

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 31, 2012	April 2, 2011
Segment operating profit (loss):
Innerwear	$51,642	$74,765
Outerwear	(23,900)	25,260
Direct to Consumer	1,082	327
International	3,182	20,346

Total segment operating profit	32,006	120,698
Items not included in segment operating profit:
General corporate expenses	(22,072)	(15,236)
Amortization of trademarks and other identifiable intangibles	(3,856)	(3,619)

Total operating profit	6,078	101,843
Other expenses	(645)	(601)
Interest expense, net	(36,998)	(41,105)

Income (loss) before income tax expense (benefit)	$(31,565)	$60,137

(10)	Consolidating Financial Information

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

(iv) Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate intercompany profit in inventory, (c) eliminate the investments in our subsidiaries and (d) record consolidating entries; and

(v) The Company, on a consolidated basis.

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Statement of Comprehensive Income (Loss) Quarter Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$904,757	$140,138	$801,371	$(837,932)	$1,008,334
Cost of sales	777,374	64,696	733,634	(821,733)	753,971

Gross profit	127,383	75,442	67,737	(16,199)	254,363
Selling, general and administrative expenses	177,394	35,163	40,265	(4,537)	248,285

Operating profit (loss)	(50,011)	40,279	27,472	(11,662)	6,078
Equity in earnings of subsidiaries	43,628	21,137	—	(64,765)	—
Other expenses	645	—	—	—	645
Interest expense, net	34,506	(4)	2,459	37	36,998

Income (loss) before income tax expense (benefit)	(41,534)	61,420	25,013	(76,464)	(31,565)
Income tax expense (benefit)	(14,704)	6,754	3,215	—	(4,735)

Net income (loss)	$(26,830)	$54,666	$21,798	$(76,464)	$(26,830)

Comprehensive income (loss)	$(21,906)	$54,666	$23,751	$(78,417)	$(21,906)

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended April 2, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$955,692	$140,413	$905,734	$(965,429)	$1,036,410
Cost of sales	761,596	65,638	763,676	(909,025)	681,885

Gross profit	194,096	74,775	142,058	(56,404)	354,525
Selling, general and administrative expenses	185,593	33,351	33,735	3	252,682

Operating profit	8,503	41,424	108,323	(56,407)	101,843
Equity in earnings of subsidiaries	79,224	87,101	—	(166,325)	—
Other expenses	601	—	—	—	601
Interest expense, net	38,645	(22)	2,494	(12)	41,105

Income before income tax expense	48,481	128,547	105,829	(222,720)	60,137
Income tax expense	372	5,864	5,792	—	12,028

Net income	$48,109	$122,683	$100,037	$(222,720)	$48,109

Comprehensive income	$54,481	$122,683	$103,065	$(225,748)	$54,481

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Balance Sheet March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$9,129	$1,780	$23,691	$—	$34,600
Trade accounts receivable less allowances	68,912	30,821	426,810	(1,798)	524,745
Inventories	1,141,628	123,502	461,502	(107,390)	1,619,242
Deferred tax assets	168,973	(1,105)	(13,975)	—	153,893
Other current assets	25,193	8,103	21,945	(167)	55,074

Total current assets	1,413,835	163,101	919,973	(109,355)	2,387,554

Property, net	101,587	45,550	476,735	—	623,872
Trademarks and other identifiable intangibles, net	12,626	132,580	21,927	—	167,133
Goodwill	232,882	124,247	76,344	—	433,473
Investments in subsidiaries	1,965,999	1,081,278	—	(3,047,277)	—
Deferred tax assets	176,645	177,432	41,988	—	396,065
Other noncurrent assets	(407,937)	415,112	292,288	(231,348)	68,115

Total assets	$3,495,637	$2,139,300	$1,829,255	$(3,387,980)	$4,076,212

Liabilities and Stockholders’ Equity
Accounts payable	$187,228	$15,715	$198,533	$—	$401,476
Accrued liabilities	169,443	33,274	66,274	48	269,039
Notes payable	—	—	41,648	—	41,648
Accounts Receivable Securitization Facility	—	—	163,370	—	163,370

Total current liabilities	356,671	48,989	469,825	48	875,533

Long-term debt	1,935,777	—	—	—	1,935,777
Pension and postretirement benefits	478,208	—	10,678	—	488,886
Other noncurrent liabilities	67,236	35,462	15,573	—	118,271

Total liabilities	2,837,892	84,451	496,076	48	3,418,467
Stockholders’ equity	657,745	2,054,849	1,333,179	(3,388,028)	657,745

Total liabilities and stockholders’ equity	$3,495,637	$2,139,300	$1,829,255	$(3,387,980)	$4,076,212

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Balance Sheet December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$8,330	$2,726	$24,289	$—	$35,345
Trade accounts receivable less allowances	24,452	32,535	418,052	(4,326)	470,713
Inventories	1,172,582	112,229	423,829	(101,085)	1,607,555
Deferred tax assets	168,843	(1,105)	(13,071)	—	154,667
Other current assets	26,626	10,282	25,785	(182)	62,511

Total current assets	1,400,833	156,667	878,884	(105,593)	2,330,791

Property, net	107,482	46,553	481,371	—	635,406
Trademarks and other identifiable intangibles, net	13,430	134,110	22,135	—	169,675
Goodwill	232,882	124,247	76,267	—	433,396
Investments in subsidiaries	1,897,579	1,059,475	—	(2,957,054)	—
Deferred tax assets	175,981	177,432	40,807	—	394,220
Other noncurrent assets	(432,466)	381,951	345,157	(223,461)	71,181

Total assets	$3,395,721	$2,080,435	$1,844,621	$(3,286,108)	$4,034,669

Liabilities and Stockholders’ Equity
Accounts payable	$236,913	$17,036	$197,576	$—	$451,525
Accrued liabilities	120,807	53,669	77,713	(3)	252,186
Notes payable	—	—	63,075	—	63,075
Accounts Receivable Securitization Facility	—	—	166,933	—	166,933

Total current liabilities	357,720	70,705	505,297	(3)	933,719

Long-term debt	1,807,777	—	—	—	1,807,777
Pension and postretirement benefits	474,786	—	10,902	—	485,688
Other noncurrent liabilities	74,377	36,434	15,613	—	126,424

Total liabilities	2,714,660	107,139	531,812	(3)	3,353,608
Stockholders’ equity	681,061	1,973,296	1,312,809	(3,286,105)	681,061

Total liabilities and stockholders’ equity	$3,395,721	$2,080,435	$1,844,621	$(3,286,108)	$4,034,669

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Statement of Cash Flows Quarter Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$12,631	$(3,743)	$(38,267)	$(64,736)	$(94,115)

Investing activities:
Purchases of property, plant and equipment	(1,438)	(2,188)	(5,548)	—	(9,174)
Proceeds from sales of assets	70	7	81	—	158

Net cash used in investing activities	(1,368)	(2,181)	(5,467)	—	(9,016)

Financing activities:
Borrowings on notes payable	—	—	20,671	—	20,671
Repayments on notes payable	—	—	(42,217)	—	(42,217)
Borrowings on Accounts Receivable Securitization Facility	—	—	56,802	—	56,802
Repayments on Accounts Receivable Securitization Facility	—	—	(60,365)	—	(60,365)
Borrowings on Revolving Loan Facility	804,000	—	—	—	804,000
Repayments on Revolving Loan Facility	(676,000)	—	—	—	(676,000)
Payments to amend credit facilities	—	—	(225)	—	(225)
Proceeds from stock options exercised	323	—	—	—	323
Other	(823)	—	(22)	—	(845)
Net transactions with related entities	(137,964)	4,978	68,250	64,736	—

Net cash provided by (used in) financing activities	(10,464)	4,978	42,894	64,736	102,144

Effect of changes in foreign exchange rates on cash	—	—	242	—	242

Increase (decrease) in cash and cash equivalents	799	(946)	(598)	—	(745)
Cash and cash equivalents at beginning of year	8,330	2,726	24,289	—	35,345

Cash and cash equivalents at end of period	$9,129	$1,780	$23,691	$—	$34,600

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

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2011, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K.

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

As a result of the reduced size of sheer hosiery and changing trends, we decided in the first quarter of 2012 to change our external segment reporting to include hosiery operations within the Innerwear segment. Hosiery had previously been reported as a separate segment. Prior-year segment sales and operating profit results, including other minor allocation changes, have been revised to conform to the current-year presentation. As a result of these changes, our operations are now managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses but the segments share a common supply chain and media and marketing platforms.

Outlook for 2012

We continue to operate in an uncertain and volatile economic environment, which impacted our business in 2011 and continues to do so in 2012. While net sales were slightly lower in the first quarter of 2012 compared to the first quarter of 2011, we expect modest annual sales growth in 2012 of 2% to 4% with projected net sales of $4.7 billion to $4.8 billion compared to $4.6 billion in 2011. The primary drivers of the projected net sales growth are expected to be shelf space gains and net price increases in our Innerwear segment and double-digit shelf space gains in our International segment. These sales gains are expected to be partially offset by sales declines in our Outerwear segment due to lower sales in both our retail and wholesale casualwear categories partially offset by continued sales growth in our activewear category. The growth in our activewear category is expected to come from new programs at major sporting goods retailers as well as expansion of our C9 by Champion brand at Target. The expected net sales decline in the wholesale casualwear (imagewear) category is the result of structural challenges within this market relating to higher cotton costs and the hypercompetitive pricing environment. We are slightly ahead of our plan to reposition domestic imagewear to focus on branded product categories and de-emphasize the highly promotional sector of the business, which is expected to result in a smaller, more profitable and less volatile operation in the longer term.

We are focused on delivering profitable growth and remain highly committed to strong cash flow generation and utilizing that cash flow to pay down debt as the year unfolds. Through expected improvements in working capital, primarily from reduction in inventory as a result of declining cotton costs and unit levels, and operating results, we expect to generate approximately $445 million to $545 million in operating cash flows in 2012. We expect to use these cash flows primarily for debt reduction. We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year.

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

Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary spending by consumers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, taxation, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside our control. Consumers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. These consumers may choose to purchase fewer of our products or to purchase lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time.

Changes in product sales mix can impact our gross profit as the percentage of our sales attributable to higher margin products, such as intimate apparel and male underwear, and lower margin products, such as casualwear and activewear, fluctuate from time to time. In addition, sales attributable to higher and lower margin products within the same product category fluctuate from time to time. Our customers may change the mix of products ordered with minimal notice to us, which makes trends in product sales mix difficult to predict. However, certain changes in product sales mix are seasonal in nature, as sales of socks, hosiery and fleece products generally have higher sales during the last two quarters (July to December) of each fiscal year as a result of cooler weather, back-to-school shopping and holidays, while other changes in product mix may be attributable to customers’ preferences and discretionary spending.

Business and Industry Trends

Inflation and Changing Prices

The economic environment in which we are operating continues to be uncertain and volatile, which could have unanticipated adverse effects on our business during 2012 and beyond. We have seen a sustained increase in various input costs, such as cotton and oil-related materials, utilities, freight and wages, which will primarily impact our results in the first half of 2012. While cotton prices have recently declined, we will continue to have higher prices for cotton and oil-related materials reflected in our cost of sales. Costs incurred today for materials and labor, including cotton, typically impact our results as the inventory is sold approximately six to nine months later. Based on current market conditions, we expect the estimated impact of cost inflation could be in the range of $250 million to $300 million higher in 2012 over 2011, of which approximately $200 million relates to higher cotton costs. Cost inflation impacted our results in the first quarter of 2012 by $134 million.

Other Business and Industry Trends

The profitability of Outerwear’s wholesale casualwear (imagewear) category is being adversely affected by hypercompetitive pricing in the wholesale screen-print market. We expect pricing in this market’s basic-product promotional sector to continue to remain problematic, and in response we decided to de-emphasize the highly promotional basic sector while maintaining our presence in the more profitable premium-product and core-product branded sectors where we have a stronger position.

Due to lower unit volumes from price elasticity and the impact of wholesale casualwear (imagewear) category issues described above, we adjusted manufacturing capacity, primarily by taking time out in our facilities as well as eliminating certain contractors. We incurred $13 million in charges in the first quarter of 2012 related to these actions. Offsetting these charges will be efficiency savings of approximately $30 million to $40 million we expect to realize from our supply chain optimization initiatives in 2012. We achieved $9 million of these savings during the first quarter of 2012.

Highlights from the First Quarter Ended March 31, 2012

•	Total net sales in the first quarter of 2012 were $1.01 billion, compared with $1.04 billion in the first quarter of 2011, representing a 3% decrease.

•

Operating profit was $6 million in the first quarter of 2012, compared with $102 million in the first quarter of 2011. As a percent of sales, operating profit was 0.6% in the first quarter of 2012 compared to 9.8% in the first quarter of 2011.

•	Diluted earnings (loss) per share were $(0.27) in the first quarter of 2012, compared with $0.49 in the first quarter of 2011.

•	Gross capital expenditures were $9 million during the first quarter of 2012, compared with $25 million in the first quarter of 2011.

Condensed Consolidated Results of Operations — First Quarter Ended March 31, 2012 compared with First Quarter Ended April 2, 2011

	Quarter Ended
	March 31, 2012	April 2, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,008,334	$1,036,410	$(28,076)	(2.7)%
Cost of sales	753,971	681,885	72,086	10.6

Gross profit	254,363	354,525	(100,162)	(28.3)
As a % of net sales	25.2%	34.2%
Selling, general and administrative expenses	248,285	252,682	(4,397)	(1.7)
As a % of net sales	24.6%	24.4%

Operating profit	6,078	101,843	(95,765)	(94.0)
Other expenses	645	601	44	7.3
Interest expense, net	36,998	41,105	(4,107)	(10.0)

Income (loss) before income tax expense (benefit)	(31,565)	60,137	(91,702)	(152.5)
Income tax expense (benefit)	(4,735)	12,028	(16,763)	(139.4)

Net income (loss)	$(26,830)	$48,109	$(74,939)	(155.8)%

Net Sales

Consolidated net sales were $28 million or 3% lower in the first quarter of 2012 compared to the first quarter of 2011. The lower net sales reflect lower unit sales volume in our wholesale (imagewear), intimate apparel and retail casualwear product categories. Partially offsetting these declines was net sales growth in our men’s underwear product category driven by net price increases and our activewear product category as a result of higher unit sales volume.

Gross Profit

Gross profit was $100 million lower in the first quarter of 2012 as compared to the first quarter of 2011. As a percentage of net sales, our gross profit was 25.2% in the first quarter of 2012 compared to 34.2% in the first quarter of 2011. The lower gross profit resulted from the following:

•	Lower gross profit of $51 million in our Outerwear segment which was impacted by the loss in the wholesale casualwear (imagewear) product category and cost inflation.

•

Cost inflation, net of pricing and efficiency savings from our supply chain, of approximately $80 million, of which approximately $50 is attributable to the Outerwear segment. The cost inflation primarily relates to higher cotton costs. While cotton prices have recently declined, we will continue to have higher prices for cotton and oil-related materials reflected in our cost of sales through the second quarter of 2012.

•

$13 million of charges incurred associated with actions taken to adjust manufacturing capacity and eliminate certain contractors due to lower unit volumes and the structural challenges within wholesale (imagewear) casualwear category.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4 million lower in the first quarter of 2012 compared to the first quarter of 2011. The lower selling, general and administrative expenses were primarily attributable to lower media spending and lower distribution expenses. As a percent of net sales, our selling, general and administrative expenses were 24.6% in the first quarter of 2012 compared to 24.4% in the first quarter of 2011.

Interest Expense - lower by $4 million primarily due to lower outstanding debt balances. Our weighted average interest rate on our outstanding debt was 5.75% during the first quarter of 2012 compared to 5.80% in the first quarter of 2011.

Income Taxes - our effective income tax rate was 15% in the first quarter of 2012 compared to 20% in the first quarter of 2011. The lower effective tax income tax rate was primarily attributable to a higher proportion of our 2012 earnings attributed to foreign subsidiaries related to our manufacturing operations (which are taxed at rates lower than the U.S. statutory rate) than in 2011.

Operating Results by Business Segment — First Quarter Ended March 31, 2012 compared with First Quarter Ended April 2, 2011

	Net Sales		Operating Profit (Loss)
	Quarter Ended		Quarter Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(dollars in thousands)
Innerwear	$509,038	$502,683	$51,642	$74,765
Outerwear	294,194	323,926	(23,900)	25,260
Direct to Consumer	84,713	82,798	1,082	327
International	120,389	127,003	3,182	20,346
Corporate	—	—	(25,928)	(18,855)

Total	$1,008,334	$1,036,410	$6,078	$101,843

Innerwear

	Quarter Ended
	March 31, 2012	April 2, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$509,038	$502,683	$6,355	1.3%
Segment operating profit	51,642	74,765	(23,123)	(30.9)

Overall net sales in the Innerwear segment were higher by $6 million in the first quarter of 2012 compared to the first quarter of 2011. The higher net sales were primarily driven by the following:

•	Stronger net sales of our men’s underwear product category (6%), primarily resulting from price increases, partially offset by lower unit sales volume.

•

Lower net sales in our intimate apparel product category (4%), primarily due to lower net sales of bras, partially offset by higher net sales of panties and hosiery. The lower intimate apparel net sales is primarily the result of lower unit sales volume due to a softness in the intimate apparel category, partially offset by net price increases and space gains.

•	Lower net sales of socks (6%) product category, primarily due to lower Hanes brand net sales primarily due to lower unit sales volume, partially offset by net price increases and space gains.

Innerwear segment operating profit was $23 million lower in the first quarter of 2012 compared to the first quarter of 2011 primarily due to cost inflation, particularly cotton, and lower sales volume. These higher costs were partially offset by higher net product pricing, efficiency savings related to our supply chain optimization and lower media spending.

Outerwear

	Quarter Ended
	March 31, 2012	April 2, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$294,194	$323,926	$(29,732)	(9.2)%
Segment operating profit (loss)	(23,900)	25,260	(49,160)	(194.6)

Outerwear segment net sales were lower by $30 million or 9% in the first quarter of 2012 compared to the first quarter of 2011. The lower net sales was primarily due to the following:

•

Lower net sales in our wholesale casualwear (imagewear) category (35%), primarily due to lower unit sales volume resulting from structural challenges within this market relating to higher cotton prices and the hyper-competitive pricing environment.

•

Lower net sales in our retail casualwear category (11%) were impacted by a retailer’s decision to focus our Just My Size brand toward more core basics versus a mix with fashion-oriented lines, partially offset by space gains for our Hanes brand in the mass merchant channel.

•

Higher net sales in our activewear category (15%), primarily due to higher unit sales volume. Our Champion brand has achieved growth by focusing on the fast growing active demographic with a unique moderate price positioning.

Outerwear segment operating profit was $49 million lower in the first quarter of 2012 compared to the first quarter of 2011 primarily due to cost inflation, primarily cotton, and lower sales volume. These higher costs were partially offset by efficiency savings related to our supply chain optimization and favorable product sales mix and lower media spending.

Direct to Consumer

	Quarter Ended
	March 31, 2012	April 2, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$84,713	$82,798	$1,915	2.3%
Segment operating profit	1,082	327	755	230.9

Direct to Consumer segment net sales were higher by $2 million in the first quarter of 2012 compared to the first quarter of 2011 due to higher net sales related to our outlet stores and Internet operations. Comparable store sales were 4% higher in the first quarter of 2012 compared to the first quarter of 2011.

Direct to Consumer segment operating profit was slightly higher in the first quarter of 2012 compared to the first quarter of 2011 primarily due to lower media spending, partially offset by cost inflation.

International

	Quarter Ended
	March 31, 2012	April 2, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$120,389	$127,003	$(6,614)	(5.2)%
Segment operating profit	3,182	20,346	(17,164)	(84.4)

Overall net sales in the International segment were lower by $7 million or 5% in the first quarter of 2012 compared to the first quarter of 2011. Excluding the impact of foreign exchange rates on currency, International segment net sales were lower by 4%. The lower net sales were primarily as a result of the following:

•	Lower net sales in Asia of $6 million, primarily resulting from a one-time termination fee of $5 million that we received in the first quarter of 2011 related to a royalty license agreement.

•

Lower net sales in Europe of $5 million in the wholesale casualwear (imagewear) category. Similar to our domestic wholesale casualwear category, our European wholesale casualwear category was impacted by structural challenges relating to higher cotton prices and the hyper-competitive pricing environment.

•

Higher net sales in our activewear product category in Australia of $8 million, primarily resulting from a benefit from the acquisition of the assets of the TNF Group Unit Trust from TNF Group Pty Ltd, as trustee, and of Player Sportswear Unit Trust from Player Sportswear Pty Ltd, as trustee (collectively “TNF”) in April 2011.

International segment operating profit was lower by $17 million in the first quarter of 2012 compared to the first quarter of 2011. In addition to increased cotton costs and other inflation, the lower operating profit was attributable to a softness in the European imagewear category and a one-time termination fee of $5 million that we received in the first quarter of 2011 related to a royalty license agreement.

General Corporate Expenses

General corporate expenses were higher in the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher pension expense and higher corporate spending in various categories.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are cash generated by operations and availability under the $600 million revolving credit facility (the “Revolving Loan Facility”) under the 2009 Senior Secured Credit Facility, the accounts receivable securitization facility that we entered into in November 2007 (the “Accounts Receivable Securitization Facility”) and our international loan facilities. At March 31, 2012, we had $446 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $97 million of borrowing availability under our international loan facilities, $35 million in cash and cash equivalents, and no borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

The following have impacted or are expected to impact liquidity:

•	we have principal and interest obligations under our debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we may selectively pursue strategic acquisitions;

•

we could increase or decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly impact our effective income tax rate; and

•

our board of directors has authorized the repurchase of up to 10 million shares of our stock in the open market over the next few years (2.8 million of which we have repurchased as of March 31, 2012 at a cost of $75 million).

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. Although we may choose to pursue strategic acquisitions or repurchase our stock in the open market, during 2012 and 2013 we intend to primarily utilize cash flow for the reduction of long-term debt.

Inflation and Changing Prices

The economic environment in which we are operating continues to be uncertain and volatile, which could have unanticipated adverse effects on our business during 2012 and beyond. We have seen a sustained increase in various input costs, such as cotton and oil-related materials, utilities, freight and wages, which will primarily impact our results in the first half of 2012. Based on current market conditions, we expect the estimated impact of cost inflation could be in the range of $250 million to $300 million higher in 2012 over 2011, of which approximately $200 million relates to higher cotton costs. Cost inflation impacted our results in the first quarter of 2012 by $134 million. While cotton prices have recently declined, we will continue to have higher prices for cotton and oil-related materials reflected in our cost of sales. Costs incurred today for materials and labor, including cotton, typically do not impact our results as the inventory is sold approximately six to nine months later.

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

There have been no significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Sources and Uses of Our Cash

The information presented below regarding the sources and uses of our cash flows for the quarters ended March 31, 2012 and April 2, 2011 was derived from our consolidated financial statements.

	Quarter Ended
	March 31, 2012	April 2, 2011
	(dollars in thousands)
Operating activities	$(94,115)	$(101,035)
Investing activities	(9,016)	(13,330)
Financing activities	102,144	134,985
Effect of changes in foreign currency exchange rates on cash	242	513

Increase (decrease) in cash and cash equivalents	(745)	21,133
Cash and cash equivalents at beginning of year	35,345	43,671

Cash and cash equivalents at end of period	$34,600	$64,804

Operating Activities

Net cash used in operating activities was $94 million in the first quarter of 2012 compared to $101 million in the first quarter of 2011. The lower net cash used in operating activities is primarily attributable to lower uses of our working capital, partially offset by recognizing a net loss of $27 million in the first quarter of 2012 compared to net income of $48 million in the first quarter of 2011.

Through expected improvements in working capital, primarily from a reduction in inventory levels as a result of declining cotton costs and unit levels, and operating results, we expect to generate $445 million to $545 million in operating cash flows in 2012. We expect to use these cash flows primarily for debt reduction. We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year.

Investing Activities

Net cash used in investing activities was $9 million in the first quarter of 2012 compared to $13 million in the first quarter of 2011. The lower net cash used in investing activities was primarily the result of lower gross capital expenditures of $16 million, partially offset by lower proceeds from sales of assets of $12 million.

Financing Activities

Net cash provided by financing activities was $102 million in the first quarter of 2012 compared to $135 million in the first quarter of 2011. The lower net cash from financing activities was primarily the result of lower borrowings on our Accounts Receivable Securitization Facility partially offset by higher borrowings under our Revolving Loan Facility.

Financing Arrangements

In March 2012, we amended the Accounts Receivable Securitization Facility. This amendment decreased certain usage fee rates and extended the termination date to March 15, 2013.

As of March 31, 2012, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K or other SEC filings could cause noncompliance.

There have been no other significant changes in the financing arrangements from those described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, titled “Summary of Significant Accounting Policies,” to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in these policies during the quarter ended March 31, 2012.

Recently Issued Accounting Pronouncements

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

There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 1A.	Risk Factors

No updates to report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ Richard D. Moss
Richard D. Moss
Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: April 25, 2012

INDEX TO EXHIBITS

Exhibit Number		Description
3.1		Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

3.2		Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

3.3		Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008).

10.01		Amendment No. 9 dated as of March 16, 2012 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on March 19, 2012).

31.1		Certification of Richard A. Noll, Chief Executive Officer.

31.2		Certification of Richard D. Moss, Chief Financial Officer.

32.1		Section 1350 Certification of Richard A. Noll, Chief Executive Officer.

32.2		Section 1350 Certification of Richard D. Moss, Chief Financial Officer.

101.INS	XBRL	Instance Document*

101.SCH	XBRL	Taxonomy Extension Schema Document*

101.CAL	XBRL	Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL	Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL	Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL	Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1