Form 10-Q
period 2012-06-30
Hanesbrands Inc.
filed 2012-08-02
CIK 1359841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 27, 2012, there were 97,602,546 shares of the registrant’s common stock outstanding.

Trademarks, Trade Names and Service Marks

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that may appear in this Quarterly Report on Form 10-Q include the Hanes, Champion, C9 by Champion, Playtex, Bali, L’eggs, Just My Size, barely there, Wonderbra, Zorba, Rinbros, Duofold and Gear for Sports marks, which may be registered in the United States and other jurisdictions. We do not own any trademark, trade name or service mark of any other company appearing in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, statements under the heading “Outlook” and other information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements.

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

HANESBRANDS INC.

Condensed Consolidated Statements of Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Net sales	$1,180,651	$1,167,986	$2,153,784	$2,148,036
Cost of sales	813,719	757,962	1,531,738	1,397,054

Gross profit	366,932	410,024	622,046	750,982
Selling, general and administrative expenses	246,981	274,202	491,450	523,068

Operating profit	119,951	135,822	130,596	227,914
Other expenses	811	814	1,456	1,415
Interest expense, net	36,611	39,127	73,606	80,228

Income from continuing operations before income tax expense	82,529	95,881	55,534	146,271
Income tax expense	15,213	18,121	12,489	27,544

Income from continuing operations	67,316	77,760	43,045	118,727
Income (loss) from discontinued operations, net of tax	(66,085)	9,022	(68,644)	16,164

Net income (loss)	$1,231	$86,782	$(25,599)	$134,891

Earnings (loss) per share — basic:
Continuing operations	$0.68	$0.80	$0.44	$1.22
Discontinued operations	(0.67)	0.09	(0.70)	0.17

Net income (loss)	$0.01	$0.89	$(0.26)	$1.39

Earnings (loss) per share — diluted:
Continuing operations	$0.67	$0.78	$0.43	$1.20
Discontinued operations	(0.66)	0.09	(0.69)	0.16

Net income (loss)	$0.01	$0.87	$(0.26)	$1.36

Weighted average shares outstanding:
Basic	98,572	97,537	98,553	97,366
Diluted	100,066	99,224	99,962	98,927

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Net income (loss)	$1,231	$86,782	$(25,599)	$134,891
Other comprehensive income (loss), net of tax of $1,054, $1,866, $2,776 and $3,532, respectively	(1,609)	5,725	3,315	12,097

Comprehensive income (loss)	$(378)	$92,507	$(22,284)	$146,988

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$29,662	$35,345
Trade accounts receivable, net	585,979	470,713
Inventories	1,435,850	1,607,555
Deferred tax assets	154,507	154,667
Other current assets	49,530	62,511

Total current assets	2,255,528	2,330,791

Property, net	612,515	635,406
Trademarks and other identifiable intangibles, net	125,082	169,675
Goodwill	433,033	433,396
Deferred tax assets	394,729	394,220
Other noncurrent assets	65,169	71,181

Total assets	$3,886,056	$4,034,669

Liabilities and Stockholders’ Equity
Accounts payable	$394,978	$451,525
Accrued liabilities	203,574	252,186
Notes payable	46,693	63,075
Accounts Receivable Securitization Facility	170,106	166,933
Current portion of long-term debt	148,092	—

Total current liabilities	963,443	933,719

Long-term debt	1,660,685	1,807,777
Pension and postretirement benefits	484,529	485,688
Other noncurrent liabilities	119,641	126,424

Total liabilities	3,228,298	3,353,608

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 97,600,315 and 97,517,325, respectively	976	975
Additional paid-in capital	270,328	266,551
Retained earnings	721,187	746,786
Accumulated other comprehensive loss	(334,733)	(333,251)

Total stockholders’ equity	657,758	681,061

Total liabilities and stockholders’ equity	$3,886,056	$4,034,669

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
Operating activities:
Net income (loss)	$(25,599)	$134,891
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	47,049	44,135
Impairment of intangibles	37,597	—
Loss on disposition of business	31,616	—
Amortization of debt issuance costs	4,891	5,227
Amortization of loss on interest rate hedge	2,160	6,465
Stock compensation expense	3,849	3,237
Deferred taxes and other	(5,485)	3,442
Changes in assets and liabilities, net of acquisition and disposition of businesses:
Accounts receivable	(126,562)	(105,117)
Inventories	131,571	(307,433)
Other assets	17,307	2,876
Accounts payable	(51,287)	149,673
Accrued liabilities and other	(54,367)	(5,649)

Net cash provided by (used in) operating activities	12,740	(68,253)

Investing activities:
Capital expenditures	(19,005)	(35,540)
Acquisition of business	—	(9,154)
Disposition of business	12,903	—

Net cash used in investing activities	(6,102)	(44,694)

Financing activities:
Borrowings on notes payable	31,868	265,012
Repayments on notes payable	(47,554)	(287,103)
Borrowings on Accounts Receivable Securitization Facility	104,043	189,727
Repayments on Accounts Receivable Securitization Facility	(100,870)	(66,672)
Borrowings on Revolving Loan Facility	1,494,500	1,840,000
Repayments on Revolving Loan Facility	(1,493,500)	(1,832,500)
Proceeds from stock options exercised	731	8,062
Other	(832)	(3,325)

Net cash provided by (used in) financing activities	(11,614)	113,201

Effect of changes in foreign exchange rates on cash	(707)	730

Increase (decrease) in cash and cash equivalents	(5,683)	984
Cash and cash equivalents at beginning of year	35,345	43,671

Cash and cash equivalents at end of period	$29,662	$44,655

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

(1)	Basis of Presentation

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial condition and cash flows of Hanesbrands Inc., a Maryland corporation, and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

In May 2012, the Company sold its European imagewear business, and the Company is completing the discontinuation of its private-label and Outer Banks domestic imagewear operations serving wholesalers that sell to the screen-print industry. As a result of these actions, the current year and prior-year disclosures reflect these operations as discontinued operations.

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

(3)	Discontinued Operations

European Imagewear

In May 2012, the Company sold its European imagewear business to Smartwares, B.V. for €15,000 (approximately $13,000, net of fees and other transaction related costs) in cash proceeds, resulting in a pre-tax loss of approximately $31,616. The European imagewear business was previously reported within the International segment.

Domestic Imagewear

The Company is completing the discontinuation of its private-label and Outer Banks domestic imagewear operations serving wholesalers that sell to the screen-print industry. The Company incurred pre-tax charges of $58,294, substantially all noncash, for the write-down of intangibles, inventory markdowns and other related items. The private-label and Outer Banks domestic imagewear operations were previously reported within the Outerwear segment.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to these businesses and that will be eliminated from ongoing operations. The key components from discontinued operations related to the European and domestic imagewear businesses were as follows:

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$38,654	$57,247	$73,854	$113,607
Cost of sales	63,711	40,031	99,662	82,824

Gross profit (loss)	(25,057)	17,216	(25,808)	30,783
Selling, general and administrative expenses	2,896	4,570	6,712	8,386
Impairment of intangibles	37,597	—	37,597	—

Operating profit (loss)	(65,550)	12,646	(70,117)	22,397
Interest expense, net	1	51	4	55
Loss on disposal of business	31,616	—	31,616	—

Income (loss) from discontinued operations before income tax expense (benefit)	(97,167)	12,595	(101,737)	22,342
Income tax expense (benefit)	(31,082)	3,573	(33,093)	6,178

Net income (loss) from discontinued operations, net of tax	$(66,085)	$9,022	$(68,644)	$16,164

(4)	Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income (loss) by the number of weighted average shares of common stock outstanding during the quarters and six months ended June 30, 2012 and July 2, 2011. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares outstanding for the quarters and six months ended June 30, 2012 and July 2, 2011 is as follows:

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Basic weighted average shares outstanding	98,572	97,537	98,553	97,366
Effect of potentially dilutive securities:
Stock options	1,158	1,378	1,110	1,217
Restricted stock units	335	307	298	343
Employee stock purchase plan and other	1	2	1	1

Diluted weighted average shares outstanding	100,066	99,224	99,962	98,927

For the quarters ended June 30, 2012 and July 2, 2011, options to purchase 0 and 6 shares of common stock and 515 and 329 restricted stock units, respectively, were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the six months ended June 30, 2012 and July 2, 2011, options to purchase 0 and 193 shares of common stock and 515 and 0 restricted stock units, respectively, were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

(5)	Inventories

Inventories consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials	$181,781	$231,781
Work in process	129,662	129,827
Finished goods	1,124,407	1,245,947

	$1,435,850	$1,607,555

(6)	Debt

The Company had the following debt at June 30, 2012 and December 31, 2011:

	Interest Rate as of June 30, 2012
		Principal Amount
		June 30, 2012	December 31, 2011	Maturity Date
Revolving Loan Facility	5.50%	$15,500	$14,500	December 2015
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
8% Senior Notes	8.00%	500,000	500,000	December 2016
Floating Rate Senior Notes	4.11%	293,277	293,277	December 2014
Accounts Receivable Securitization Facility	1.31%	170,106	166,933	March 2013

		1,978,883	1,974,710
Less current maturities		318,198	166,933

		$1,660,685	$1,807,777

As of June 30, 2012, the Company had $15,500 outstanding under the $600,000 revolving credit facility (the “Revolving Loan Facility”) under the senior secured credit facility that it entered into in 2006 and amended and restated in December 2009 (as amended and restated, the “2009 Senior Secured Credit Facility”), $10,692 of standby and trade letters of credit issued and outstanding under this facility and $573,808 of borrowing availability.

In July 2012, the Company amended the Revolving Loan Facility to reduce the interest rate and extend the maturity date to (i) July 2017 or (ii) September 2016, if the Company’s 8% Senior Notes have not been refinanced or repaid or the maturity date thereof has not otherwise been extended beyond July 2017 by September 2016.

In July 2012, the Company repurchased $148,092 of the Floating Rate Senior Notes at 100% of the principal amount thereof.

In March 2012, the Company amended the accounts receivable securitization facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment decreased certain usage fee rates and extended the termination date to March 2013. The Company incurred $225 in debt amendment fees in connection with the amendment, which will be amortized over the term of the facility.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

As of June 30, 2012, the Company was in compliance with all financial covenants under its credit facilities.

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

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

Cash Flow Hedges — Foreign Currency Derivatives

The Company uses forward exchange and option contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated transactions, foreign currency-denominated investments and other known foreign currency exposures. Gains and losses on these contracts are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The effective portion of foreign exchange hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. The settlement of foreign exchange hedge derivative contracts related to the purchase of inventory or other hedged items are reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities.

Historically, the principal currencies hedged by the Company include the Mexican peso, Canadian dollar, Japanese yen and Euro. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. As of June 30, 2012, the notional U.S. dollar equivalent of commitments to sell foreign currencies in the Company’s foreign currency cash flow hedge derivative portfolio was $26,651.

Cash Flow Hedges — Commodity Derivatives

Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. The Company is able to lock in the cost of cotton reflected in the price it pays for yarn from its primary yarn suppliers in an attempt to protect its business from the volatility of the market price of cotton. In addition, from time to time, the Company uses commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedge instrument. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The effective portion of commodity hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. The settlement of commodity derivative contracts related to the purchase of inventory is reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. There were no amounts outstanding under cotton futures or cotton option contracts at June 30, 2012 and December 31, 2011.

Mark to Market Hedges

A derivative used as a hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item is designated a mark to market hedge.

Mark to Market Hedges — Intercompany Foreign Exchange Transactions

The Company uses foreign exchange derivative contracts to reduce the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. Mark to market hedge derivatives relating to intercompany foreign exchange contracts are reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. As of June 30, 2012, the notional U.S. dollar equivalent of commitments to purchase and sell foreign currencies in the Company’s foreign currency mark to market hedge derivative portfolio was $2,700 and $44,907, respectively.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

Fair Values of Derivative Instruments

The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

		Fair Value
	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivative assets — hedges
Foreign exchange contracts	Other current assets	$416	$3,205

Total derivative assets — hedges		416	3,205

Derivative assets — non-hedges
Foreign exchange contracts	Other current assets	174	455

Total derivative assets		$590	$3,660

Derivative liabilities — hedges
Foreign exchange contracts	Accrued liabilities	$(96)	$(205)

Total derivative liabilities — hedges		(96)	(205)

Derivative liabilities — non-hedges
Foreign exchange contracts	Accrued liabilities	(1,075)	(388)

Total derivative liabilities		$(1,171)	$(593)

Net derivative asset (liability)		$(581)	$3,067

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income (Loss) and Accumulated Other Comprehensive Loss is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	Quarter Ended			Quarter Ended
	June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011
Interest rate contracts	$—	$—	Interest expense, net	$(1,045)	$(3,248)
Foreign exchange contracts	526	(1,596)	Cost of sales	(9)	(1,257)
Foreign exchange contracts	659	(271)	Income (loss) from discontinued operations, net of tax	2,930	240

Total	$1,185	$(1,867)		$1,876	$(4,265)

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Amount of Loss Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	Six Months Ended			Six Months Ended
	June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011
Interest rate contracts	$—	$(3)	Interest expense, net	$(2,159)	$(6,637)
Foreign exchange contracts	(264)	(2,048)	Cost of sales	(43)	(1,021)
Foreign exchange contracts	83	(1,215)	Income (loss) from discontinued operations, net of tax	3,039	104

Total	$(181)	$(3,266)		$837	$(7,554)

The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated Other Comprehensive Loss of approximately $1,679.

The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in “Selling, general and administrative expenses” and “Income (loss) from discontinued operations, net of tax” in the Condensed Consolidated Statements of Income (Loss). The Company recognized gains related to ineffectiveness of hedging relationships for the quarter and six months ended June 30, 2012 for foreign exchange contracts of $100 and $180, respectively. The Company recognized losses related to ineffectiveness of hedging relationships for the quarter and six months ended July 2, 2011 for foreign exchange contracts of $61 and $63, respectively.

The effect of mark to market hedge derivative instruments on the Condensed Consolidated Statements of Income (Loss) is as follows:

		Amount of Loss Recognized in Income		Amount of Loss Recognized in Income
	Location of Loss Recognized in Income on Derivative	Quarter Ended		Six Months Ended
		June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Foreign exchange contracts	Selling, general and administrative expenses	$(546)	$(1,414)	$(2,061)	$(3,086)

Total		$(546)	$(1,414)	$(2,061)	$(3,086)

(8)	Fair Value of Assets and Liabilities

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

As of June 30, 2012, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis. The fair values of interest rate derivatives are determined with pricing models using LIBOR interest rate curves, spreads, volatilities and other relevant information developed using market data and are categorized as Level 2. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2.

There were no changes during the quarter ended June 30, 2012 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended June 30, 2012. As of and during the quarter and six months ended June 30, 2012, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of June 30, 2012
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$590	$—
Foreign exchange derivative contracts	—	(1,171)	—

Total	$—	$(581)	$—

	Assets (Liabilities) at Fair Value as of December 31, 2011
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$3,660	$—
Foreign exchange derivative contracts	—	(593)	—

Total	$—	$3,067	$—

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of June 30, 2012 and December 31, 2011. The carrying amount of trade accounts receivable includes allowance for doubtful accounts, chargebacks and other deductions of $14,354 and $17,418 as of June 30, 2012 and December 31, 2011, respectively. The fair value of debt, which is classified as a Level 2 liability, was $2,094,228 and $2,030,240 as of June 30, 2012 and December 31, 2011 and had a carrying value of $1,978,883 and $1,974,710, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable approximated fair value as of June 30, 2012 and December 31, 2011, primarily due to the short-term nature of these instruments.

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

In addition, as described in Note 3, the Company sold its European imagewear business and is completing the discontinuation of its private-label and Outer Banks domestic imagewear operations serving wholesalers that sell to the screen-print industry. As a result, the current year and prior-year segment disclosures do not reflect the sales and operating profit results of these discontinued businesses.

The types of products and services from which each reportable segment derives its revenues are as follows:

•

Innerwear sells basic branded products that are replenishment in nature under the product categories of men’s underwear, kids’ underwear, socks and intimates which include bras, panties, hosiery and shapewear.

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

•	International primarily relates to the Latin America, Asia, Canada and Australia geographic locations which sell products that span across the Innerwear and Outerwear reportable segments.

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

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales:
Innerwear	$664,940	$650,697	$1,173,978	$1,153,380
Outerwear	295,424	291,788	567,988	578,093
Direct to Consumer	94,572	97,456	179,285	180,254
International	125,715	128,045	232,533	236,309

Total net sales	$1,180,651	$1,167,986	$2,153,784	$2,148,036

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Segment operating profit:
Innerwear	$121,235	$102,837	$172,877	$177,602
Outerwear	(977)	27,254	(22,221)	45,886
Direct to Consumer	9,279	9,360	10,361	9,687
International	11,694	11,724	16,390	28,478

Total segment operating profit	141,231	151,175	177,407	261,653
Items not included in segment operating profit:
General corporate expenses	(17,955)	(12,171)	(40,059)	(27,372)
Amortization of trademarks and other identifiable intangibles	(3,325)	(3,182)	(6,752)	(6,367)

Total operating profit	119,951	135,822	130,596	227,914
Other expenses	(811)	(814)	(1,456)	(1,415)
Interest expense, net	(36,611)	(39,127)	(73,606)	(80,228)

Income from continuing operations before income tax expense	$82,529	$95,881	$55,534	$146,271

(10)	Consolidating Financial Information

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

The Condensed Consolidating Statements of Comprehensive Income (Loss) for all periods presented have been revised to correct the net sales and cost of sales amounts for intercompany transactions related to the Parent Company and Non-Guarantor Subsidiaries. These revisions reduced net sales and cost of sales for the Parent Company and Non-Guarantor Subsidiaries and reduced the eliminations amounts for the total of the two by $10,893 and $298,327, respectively, for the quarter ended July 2, 2011 and $21,101 and $573,222, respectively, for the six months ended July 2, 2011.

The Company will revise the January 1, 2011, December 31, 2011, October 1, 2011, and March 31, 2012 Condensed Consolidating Statements of Comprehensive Income (Loss) to reflect the revisions discussed above the next time such financial information is included in future filings for comparable purposes. These revisions will reduce net sales and cost of sales for the Parent Company and Non-Guarantor Subsidiaries by $39,759 and $860,475, respectively, for the year ended January 1, 2011; $43,448 and $1,160,468, respectively, for the year ended December 31, 2011; $31,888 and $874,942, respectively, for the nine months ended October 1, 2011; $10,787 and $301,720, respectively, for the quarter ended October 1, 2011; and $11,067 and $260,100, respectively, for the quarter ended March 31, 2012. The Company determined that these revisions were immaterial to the Company’s current and previously issued financial statements.

The impact on net sales and cost of sales within each specified column is the same amount for all periods and these revisions did not impact consolidated or guarantor results.

	Condensed Consolidating Statement of Comprehensive Income (Loss) Quarter Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,022,085	$161,669	$568,013	$(571,116)	$1,180,651
Cost of sales	831,913	75,042	458,181	(551,417)	813,719

Gross profit	190,172	86,627	109,832	(19,699)	366,932
Selling, general and administrative expenses	185,011	29,808	33,124	(962)	246,981

Operating profit	5,161	56,819	76,708	(18,737)	119,951
Equity in earnings of subsidiaries	59,290	53,786	—	(113,076)	—
Other expenses	811	—	—	—	811
Interest expense, net	33,814	(3)	2,837	(37)	36,611

Income from continuing operations before income tax expense	29,826	110,608	73,871	(131,776)	82,529
Income tax expense	3,484	8,976	2,753	—	15,213

Income from continuing operations	26,342	101,632	71,118	(131,776)	67,316
Loss from discontinued operations, net of tax	(25,111)	(31,791)	(9,832)	649	(66,085)

Net income	$1,231	$69,841	$61,286	$(131,127)	$1,231

Comprehensive income (loss)	$(378)	$69,841	$57,403	$(127,244)	$(378)

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended July 2, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,031,251	$170,086	$625,244	$(658,595)	$1,167,986
Cost of sales	764,756	78,406	534,652	(619,852)	757,962

Gross profit	266,495	91,680	90,592	(38,743)	410,024
Selling, general and administrative expenses	210,994	32,527	31,082	(401)	274,202

Operating profit	55,501	59,153	59,510	(38,342)	135,822
Equity in earnings of subsidiaries	71,642	26,510	—	(98,152)	—
Other expenses	814	—	—	—	814
Interest expense, net	36,326	(12)	2,801	12	39,127

Income from continuing operations before income tax expense	90,003	85,675	56,709	(136,506)	95,881
Income tax expense	7,893	8,010	2,218	—	18,121

Income from continuing operations	82,110	77,665	54,491	(136,506)	77,760
Income from discontinued operations, net of tax	4,672	—	3,900	450	9,022

Net income	$86,782	$77,665	$58,391	$(136,056)	$86,782

Comprehensive income	$92,507	$77,665	$60,852	$(138,517)	$92,507

	Condensed Consolidating Statement of Comprehensive Income (Loss) Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,894,145	$301,807	$1,095,713	$(1,137,881)	$2,153,784
Cost of sales	1,574,294	139,738	919,688	(1,101,982)	1,531,738

Gross profit	319,851	162,069	176,025	(35,899)	622,046
Selling, general and administrative expenses	361,634	64,971	67,009	(2,164)	491,450

Operating profit (loss)	(41,783)	97,098	109,016	(33,735)	130,596
Equity in earnings of subsidiaries	102,918	74,923	—	(177,841)	—
Other expenses	1,456	—	—	—	1,456
Interest expense, net	68,320	(7)	5,292	1	73,606

Income (loss) from continuing operations before income tax expense (benefit)	(8,641)	172,028	103,724	(211,577)	55,534
Income tax expense (benefit)	(9,079)	15,730	5,838	—	12,489

Income from continuing operations	438	156,298	97,886	(211,577)	43,045
Loss from discontinued operations, net of tax	(26,037)	(31,791)	(14,801)	3,985	(68,644)

Net income (loss)	$(25,599)	$124,507	$83,085	$(207,592)	$(25,599)

Comprehensive income (loss)	$(22,284)	$124,507	$81,154	$(205,661)	$(22,284)

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Statement of Comprehensive Income Six Months Ended July 2, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,939,114	$310,499	$1,237,344	$(1,338,921)	$2,148,036
Cost of sales	1,485,653	144,044	1,011,131	(1,243,774)	1,397,054

Gross profit	453,461	166,455	226,213	(95,147)	750,982
Selling, general and administrative expenses	395,656	65,878	61,933	(399)	523,068

Operating profit	57,805	100,577	164,280	(94,748)	227,914
Equity in earnings of subsidiaries	150,866	113,611	—	(264,477)	—
Other expenses	1,415	—	—	—	1,415
Interest expense, net	74,971	(34)	5,291	—	80,228

Income from continuing operations before income tax expense	132,285	214,222	158,989	(359,225)	146,271
Income tax expense	6,799	13,874	6,871	—	27,544

Income from continuing operations	125,486	200,348	152,118	(359,225)	118,727
Income from discontinued operations, net of tax	9,405	—	6,310	449	16,164

Net income	$134,891	$200,348	$158,428	$(358,776)	$134,891

Comprehensive income	$146,988	$200,348	$163,917	$(364,265)	$146,988

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Balance Sheet June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$5,873	$2,860	$20,929	$—	$29,662
Trade accounts receivable, net	90,634	40,884	454,932	(471)	585,979
Inventories	998,940	133,069	421,931	(118,090)	1,435,850
Deferred tax assets	169,249	(1,105)	(13,637)	—	154,507
Other current assets	22,160	10,264	17,119	(13)	49,530

Total current assets	1,286,856	185,972	901,274	(118,574)	2,255,528

Property, net	96,897	45,052	470,566	—	612,515
Trademarks and other identifiable intangibles, net	11,552	97,360	16,170	—	125,082
Goodwill	232,882	124,247	75,904	—	433,033
Investments in subsidiaries	1,980,671	1,122,007	—	(3,102,678)	—
Deferred tax assets	177,349	177,432	39,948	—	394,729
Other noncurrent assets	(483,466)	471,728	317,187	(240,280)	65,169

Total assets	$3,302,741	$2,223,798	$1,821,049	$(3,461,532)	$3,886,056

Liabilities and Stockholders’ Equity
Accounts payable	$194,559	$19,755	$180,664	$—	$394,978
Accrued liabilities	98,502	40,479	64,644	(51)	203,574
Notes payable	—	—	46,693	—	46,693
Accounts Receivable Securitization
Facility	—	—	170,106	—	170,106
Current portion of long-term debt	148,092	—	—	—	148,092

Total current liabilities	441,153	60,234	462,107	(51)	963,443

Long-term debt	1,660,685	—	—	—	1,660,685
Pension and postretirement benefits	474,228	—	10,301	—	484,529
Other noncurrent liabilities	68,917	35,770	14,954	—	119,641

Total liabilities	2,644,983	96,004	487,362	(51)	3,228,298
Stockholders’ equity	657,758	2,127,794	1,333,687	(3,461,481)	657,758

Total liabilities and stockholders’ equity	$3,302,741	$2,223,798	$1,821,049	$(3,461,532)	$3,886,056

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Balance Sheet December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$8,330	$2,726	$24,289	$—	$35,345
Trade accounts receivable, net	24,452	32,535	418,052	(4,326)	470,713
Inventories	1,172,582	112,229	423,829	(101,085)	1,607,555
Deferred tax assets	168,843	(1,105)	(13,071)	—	154,667
Other current assets	26,626	10,282	25,785	(182)	62,511

Total current assets	1,400,833	156,667	878,884	(105,593)	2,330,791

Property, net	107,482	46,553	481,371	—	635,406
Trademarks and other identifiable intangibles, net	13,430	134,110	22,135	—	169,675
Goodwill	232,882	124,247	76,267	—	433,396
Investments in subsidiaries	1,897,579	1,059,475	—	(2,957,054)	—
Deferred tax assets	175,981	177,432	40,807	—	394,220
Other noncurrent assets	(432,466)	381,951	345,157	(223,461)	71,181

Total assets	$3,395,721	$2,080,435	$1,844,621	$(3,286,108)	$4,034,669

Liabilities and Stockholders’ Equity
Accounts payable	$236,913	$17,036	$197,576	$—	$451,525
Accrued liabilities	120,807	53,669	77,713	(3)	252,186
Notes payable	—	—	63,075	—	63,075
Accounts Receivable Securitization
Facility	—	—	166,933	—	166,933

Total current liabilities	357,720	70,705	505,297	(3)	933,719

Long-term debt	1,807,777	—	—	—	1,807,777
Pension and postretirement benefits	474,786	—	10,902	—	485,688
Other noncurrent liabilities	74,377	36,434	15,613	—	126,424

Total liabilities	2,714,660	107,139	531,812	(3)	3,353,608
Stockholders’ equity	681,061	1,973,296	1,312,809	(3,286,105)	681,061

Total liabilities and stockholders’ equity	$3,395,721	$2,080,435	$1,844,621	$(3,286,108)	$4,034,669

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by operating activities	$131,664	$36,793	$22,121	$(177,838)	$12,740

Investing activities:
Capital expenditures	(3,068)	(4,073)	(11,864)	—	(19,005)
Disposition of business	—	—	12,903	—	12,903

Net cash provided by (used in) investing activities	(3,068)	(4,073)	1,039	—	(6,102)

Financing activities:
Borrowings on notes payable	—	—	31,868	—	31,868
Repayments on notes payable	—	—	(47,554)	—	(47,554)
Borrowings on Accounts Receivable Securitization Facility	—	—	104,043	—	104,043
Repayments on Accounts Receivable Securitization Facility	—	—	(100,870)	—	(100,870)
Borrowings on Revolving Loan Facility	1,494,500	—	—	—	1,494,500
Repayments on Revolving Loan Facility	(1,493,500)	—	—	—	(1,493,500)
Proceeds from stock options exercised	731	—	—	—	731
Other	(560)	—	(272)	—	(832)
Net transactions with related entities	(132,225)	(32,586)	(13,027)	177,838	—

Net cash used in financing activities	(131,054)	(32,586)	(25,812)	177,838	(11,614)

Effect of changes in foreign exchange rates on cash	1	—	(708)	—	(707)

Increase (decrease) in cash and cash equivalents	(2,457)	134	(3,360)	—	(5,683)
Cash and cash equivalents at beginning of year	8,330	2,726	24,289	—	35,345

Cash and cash equivalents at end of period	$5,873	$2,860	$20,929	$—	$29,662

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Statement of Cash Flows Six Months Ended July 2, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$123,357	$93,544	$(20,677)	$(264,477)	$(68,253)

Investing activities:
Capital expenditures	(7,346)	(6,774)	(21,420)	—	(35,540)
Acquisition of business	—	—	(9,154)	—	(9,154)

Net cash used in investing activities	(7,346)	(6,774)	(30,574)	—	(44,694)

Financing activities:
Borrowings on notes payable	—	—	265,012	—	265,012
Repayments on notes payable	—	—	(287,103)	—	(287,103)
Borrowings on Accounts Receivable Securitization Facility	—	—	189,727	—	189,727
Repayments on Accounts Receivable Securitization Facility	—	—	(66,672)	—	(66,672)
Borrowings on Revolving Loan Facility	1,840,000	—	—	—	1,840,000
Repayments on Revolving Loan Facility	(1,832,500)	—	—	—	(1,832,500)
Proceeds from stock options exercised	8,062	—	—	—	8,062
Other	(2,631)	—	(694)	—	(3,325)
Net transactions with related entities	(137,748)	(86,019)	(40,710)	264,477	—

Net cash provided by (used in) financing activities	(124,817)	(86,019)	59,560	264,477	113,201

Effect of changes in foreign exchange rates on cash	—	—	730	—	730

Increase (decrease) in cash and cash equivalents	(8,806)	751	9,039	—	984
Cash and cash equivalents at beginning of year	17,535	2,039	24,097	—	43,671

Cash and cash equivalents at end of period	$8,729	$2,790	$33,136	$—	$44,655

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bali, Playtex, Just My Size, L’eggs, barely there, Wonderbra, Gear for Sports, Zorba, Rinbros, Sol y Oro and Duofold. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, kids’ underwear, casualwear, activewear, socks and hosiery.

As a result of the reduced size of our sheer hosiery business and changing trends, we decided in the first quarter of 2012 to change our external segment reporting to include hosiery operations within the Innerwear segment. Hosiery had previously been reported as a separate segment. Prior-year segment sales and operating profit results, including other minor allocation changes, have been revised to conform to the current-year presentation. As a result of these changes, our operations are now managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms.

Discontinued Operations

We narrowed the focus of our worldwide imagewear business during the second quarter of 2012, resulting in the sale of our European imagewear business and the discontinuation of our private-label and Outer Banks domestic imagewear operations serving wholesalers that sell to the screen-print industry.

The sale of our European imagewear business to Smartwares, B.V. for €15 million (approximately $13 million, net of fees and other transaction related costs) in cash proceeds, resulted in a pre-tax loss of approximately $32 million. The sale of our European imagewear business is consistent with our strategic direction to narrow the focus of our worldwide imagewear business by restructuring to exit noncore segments and reduce risk.

In connection with the discontinuation of our private-label and Outer Banks domestic imagewear operations, we incurred pre-tax charges of approximately $58 million, substantially all noncash, for the write-down of intangibles, inventory markdowns and other related items.

The execution of our new worldwide imagewear strategy allows us to focus our imagewear business (now known as branded printwear) on Hanes and Champion branded products in the United States with improved operating margins. This restructuring is expected to result in a smaller, more profitable and less volatile operation in the longer term. Our branded printwear operations will continue to operate and serve the branded domestic screen-print market with the results of these operations being reported in the Outerwear segment. Annual sales of our branded printwear business are expected to be approximately $150 million in 2013 down from projected annual net sales of $180 million to $190 million in 2012.

As a result of these actions, the current year and prior-year disclosures reflect these operations as discontinued operations.

Outlook

We continue to operate in an uncertain and volatile economic environment. After taking into consideration our worldwide imagewear restructuring and operating performance in the first half of 2012, we expect diluted earnings per share from continuing operations of $2.50 to $2.60 and net sales of $4.52 billion to $4.57 billion.

Our guidance is based on the following facts. Product pricing, shelf space, and promotion plans for the remainder of 2012 have been finalized with major retail accounts. Virtually all commodity costs have been fixed for the remainder of the year, with the company incurring significantly lower cotton and other inflation impacts in the second half of the year. The majority of sales trends have been substantially tracking to expectations, with the notable exception of a major mid-tier retail account that is undergoing a major strategic shift.

We are focused on delivering profitable growth and remain highly committed to strong cash flow generation and utilizing that cash flow to pay down debt as the year unfolds. Through expected improvements in working capital, primarily from reduction in inventory as a result of declining cotton costs and unit levels, and operating results, we expect to generate approximately $445 million to $545 million in operating cash flows in 2012 and expect to use these cash flows primarily for debt reduction. Through the first half of 2012 operating cash flows are tracking ahead of our plan. We have already started executing our debt reduction plan by redeeming approximately $148 million of the Floating Rate Senior Notes in July 2012. We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year.

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

Highlights from the Second Quarter and Six Months Ended June 30, 2012

•

Total net sales in the second quarter of 2012 were $1.18 billion, compared with $1.17 billion in the same quarter of 2011, representing a 1% increase. Total net sales in the first six months of 2012 were $2.15 billion, compared to $2.15 billion in the same period of 2011.

•

Operating profit was $120 million in the second quarter of 2012, compared with $136 million in the same quarter of 2011. As a percent of sales, operating profit was 10.2% in the second quarter of 2012 compared to 11.6% in the same quarter of 2011. Operating profit was $131 million in the first six months of 2012, compared with $228 million in the same period of 2011. As a percent of sales, operating profit was 6.1% in the first six months of 2012, compared to 10.6% in the same period of 2011.

•

Diluted earnings per share from continuing operations was $0.67 in the second quarter of 2012, compared with $0.78 in the same quarter of 2011. Diluted earnings per share from continuing operations was $0.43 in the first six months of 2012, compared to $1.20 in the same period of 2011.

•	Net capital expenditures were $19 million during the first six months of 2012, compared to $36 million in the same period of 2011.

•

We narrowed the focus of our worldwide imagewear business during the second quarter of 2012, resulting in the sale of our European imagewear business and the discontinuation of our private-label and Outer Banks domestic imagewear operations serving wholesalers that sell to the screen-print industry. The sale of our European imagewear business to Smartwares, B.V. resulted in a pre-tax loss of approximately $32 million. In connection with the discontinuation of our private-label and Outer Banks domestic imagewear operations, we incurred pre-tax charges of approximately $58 million, substantially all noncash, for the write-down of intangibles, inventory markdowns and other related items.

Condensed Consolidated Results of Operations — Second Quarter Ended June 30, 2012 Compared with Second Quarter Ended July 2, 2011

	Quarter Ended
	June 30, 2012	July 2, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,180,651	$1,167,986	$12,665	1.1%
Cost of sales	813,719	757,962	55,757	7.4

Gross profit	366,932	410,024	(43,092)	(10.5)
Selling, general and administrative expenses	246,981	274,202	(27,221)	(9.9)

Operating profit	119,951	135,822	(15,871)	(11.7)
Other expenses	811	814	(3)	(0.4)
Interest expense, net	36,611	39,127	(2,516)	(6.4)

Income from continuing operations before income tax expense	82,529	95,881	(13,352)	(13.9)
Income tax expense	15,213	18,121	(2,908)	(16.0)

Income from continuing operations	67,316	77,760	(10,444)	(13.4)
Income (loss) from discontinued operations, net of tax	(66,085)	9,022	(75,107)	NM

Net income	$1,231	$86,782	$(85,551)	(98.6)%

Net Sales

Consolidated net sales were higher by $13 million, or 1%, in the second quarter of 2012 compared to the second quarter of 2011. The higher net sales primarily resulted from the following:

•	Stronger net sales in our men’s underwear and kids’ underwear product categories primarily resulting from price increases and space gains.

•	Higher net sales in our panties and bras product categories driven by net price increases and space gains.

•	Higher net sales in casualwear and activewear product categories as a result of space gains and higher unit sales volume.

•	Lower sales in our branded printwear product category as a result of lower unit sales volume, especially in lightweight promotion products.

Gross Profit

Gross profit was $43 million lower in the second quarter of 2012 as compared to the second quarter of 2011. As a percentage of net sales, our gross profit was 31.1% in the second quarter of 2012 compared to 35.1% in the second quarter of 2011. The lower gross profit resulted from cost inflation, primarily higher cotton costs, partially offset by net price increases and efficiency savings from our supply chain.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $27 million lower in the second quarter of 2012 compared to the second quarter of 2011. The lower selling, general and administrative expenses were primarily attributable to lower media spending and lower distribution expenses. As a percentage of net sales, our selling, general and administrative expenses were 20.9% in the second quarter of 2012 compared to 23.5% in the second quarter of 2011.

Other Highlights

Interest Expense – lower by $3 million in the second quarter of 2012 compared to the second quarter of 2011 primarily due to lower outstanding debt balances. Our weighted average interest rate on our outstanding debt was 5.71% during the second quarter of 2012, compared to 5.55% in the second quarter of 2011.

Discontinued Operations – the results of our discontinued operations include the sale of our European imagewear business and the discontinuation of our private-label and Outer Banks domestic imagewear operations serving wholesalers that sell to the screen-print industry. In addition to the operations of these businesses, the following charges were included in discontinued operations:

•

The sale of our European imagewear business to Smartwares, B.V. for €15 million (approximately $13 million, net of fees and other transaction related costs) in cash proceeds, resulted in a pre-tax loss of approximately $32 million.

•

In connection with the discontinuation of our private-label and Outer Banks domestic imagewear operations, we incurred pre-tax charges of approximately $58 million, substantially all noncash, for the write-down of intangibles, inventory markdowns and other related items.

Operating Results by Business Segment — Second Quarter Ended June 30, 2012 Compared with Second Quarter Ended July 2, 2011

	Net Sales		Operating Profit (Loss)
	Quarter Ended		Quarter Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(dollars in thousands)
Innerwear	$664,940	$650,697	$121,235	$102,837
Outerwear	295,424	291,788	(977)	27,254
Direct to Consumer	94,572	97,456	9,279	9,360
International	125,715	128,045	11,694	11,724
Corporate	—	—	(21,280)	(15,353)

Total	$1,180,651	$1,167,986	$119,951	$135,822

Innerwear

	Quarter Ended
	June 30, 2012	July 2, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$664,940	$650,697	$14,243	2.2%
Segment operating profit	121,235	102,837	18,398	17.9

Overall net sales in the Innerwear segment were higher by $14 million or 2% in the second quarter of 2012 compared to the second quarter of 2011. Excluding the declines associated with a major mid-tier retail customer that is undergoing a major strategic shift, net sales increased 4% in the second quarter of 2012. The higher net sales were primarily driven by the following:

•	Stronger net sales in our men’s underwear (4%) and kids’ underwear (12%) categories primarily resulting from price increases and space gains, partially offset by lower unit sales volume.

•	Slightly higher net sales in our socks category (1%), primarily due to higher Champion brand net sales resulting from price increases and space gains.

•

Slightly lower net sales in our intimate apparel category (1%), primarily due to lower net sales of hosiery, partially offset by higher net sales of panties and bras. The lower intimate apparel net sales was primarily the result of lower unit sales volume, partially offset by net price increases and space gains.

Innerwear segment operating profit was $18 million higher in the second quarter of 2012 compared to the second quarter of 2011 primarily due to net price increases, efficiency savings related to our supply chain optimization and lower media spending. These lower costs were partially offset by cost inflation, particularly cotton, and lower unit sales volume.

Outerwear

	Quarter Ended
	June 30, 2012	July 2, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$295,424	$291,788	$3,636	1.2%
Segment operating profit (loss)	(977)	27,254	(28,231)	NM

Outerwear segment net sales were higher by $4 million, or 1%, in the second quarter of 2012 compared to the second quarter of 2011. The higher net sales were primarily due to the following:

•	Higher net sales in our retail casualwear category (52%), primarily resulting from space gains for our Hanes brand in the mass merchant channel.

•	Higher net sales in our activewear category (6%), primarily due to higher unit sales volume.

•	Lower net sales in our branded printwear category (24%), primarily due to lower unit sales volume especially in lightweight promotional products.

Outerwear segment operating profit was $28 million lower in the second quarter of 2012 compared to the second quarter of 2011 primarily due to cost inflation, mostly related to higher cotton prices, lower net pricing in our branded printwear category and lower unit sales volume. These higher costs were partially offset by efficiency savings related to our supply chain optimization and lower excess and obsolete inventory costs.

Direct to Consumer

	Quarter Ended
	June 30, 2012	July 2, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$94,572	$97,456	$(2,884)	(3.0)%
Segment operating profit	9,279	9,360	(81)	(0.9)

Direct to Consumer segment net sales were lower by $3 million in the second quarter of 2012 compared to the second quarter of 2011 due to lower net sales related to our Internet operations and outlet stores. Comparable store sales were 2% lower in the second quarter of 2012 compared to 2011.

Direct to Consumer segment operating profit was flat in the second quarter of 2012 compared to 2011 primarily due to lower net sales and unfavorable product sales mix, partially offset by lower media spending.

International

	Quarter Ended
	June 30, 2012	July 2, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$125,715	$128,045	$(2,330)	(1.8)%
Segment operating profit	11,694	11,724	(30)	(0.3)

Overall net sales in the International segment were lower by $2 million, or 2% in the second quarter of 2012 compared to the second quarter of 2011 primarily due to an unfavorable impact of foreign exchange rates. Excluding the unfavorable impact of foreign exchange rates, International segment net sales were higher $7 million or 5% primarily due to space gains and higher unit sales volume in our retail casualwear category in Brazil.

International segment operating profit was flat in the second quarter of 2012 compared to 2011 primarily due to lower media spending and net price increases, which were offset by cost inflation and an unfavorable impact related to foreign currency exchange rates.

General Corporate Expenses

General corporate expenses were higher in the second quarter of 2012 compared to the second quarter of 2011 primarily due to higher compensation-related expenses, such as long-term incentive compensation costs and pension expense.

Condensed Consolidated Results of Operations — Six Months Ended June 30, 2012 Compared with Six Months Ended July 2, 2011

	Six Months Ended
	June 30, 2012	July 2, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,153,784	$2,148,036	$5,748	0.3%
Cost of sales	1,531,738	1,397,054	134,684	9.6

Gross profit	622,046	750,982	(128,936)	(17.2)
Selling, general and administrative expenses	491,450	523,068	(31,618)	(6.0)

Operating profit	130,596	227,914	(97,318)	(42.7)
Other expenses	1,456	1,415	41	2.9
Interest expense, net	73,606	80,228	(6,622)	(8.3)

Income from continuing operations before income tax expense	55,534	146,271	(90,737)	(62.0)
Income tax expense	12,489	27,544	(15,055)	(54.7)

Income from continuing operations	43,045	118,727	(75,682)	(63.7)
Income (loss) from discontinued operations, net of tax	(68,644)	16,164	(84,808)	NM

Net income (loss)	$(25,599)	$134,891	$(160,490)	NM

Net Sales

Consolidated net sales were higher by $6 million in the six months of 2012 compared to the same period of 2011. The higher net sales primarily resulted from the following:

•	Stronger net sales of our men’s underwear and kids’ underwear product categories primarily resulting from price increases, partially offset by lower unit sales volume.

•	Higher net sales in casualwear and activewear product categories as a result of higher unit sales volume and space gains.

•

Lower net sales in our intimate apparel product category primarily due to lower net sales of bras and hosiery, partially offset by higher net sales of panties. The lower intimate apparel net sales were primarily the result of lower unit sales volume, partially offset by net price increases and space gains.

•	Lower net sales in our branded printwear category primarily due to lower unit sales volume, especially in lightweight promotional products.

Gross Profit

Gross profit was $129 million lower in the six months of 2012 as compared to the same period of 2011. As a percentage of net sales, our gross profit was 28.9% in the six months of 2012 compared to 35.0% in the same period of 2011. The lower gross profit was impacted by cost inflation, primarily higher cotton costs, partially offset by net price increases and efficiency savings from our supply chain.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $32 million lower in the six months of 2012 compared to the same period of 2011. The lower selling, general and administrative expenses were primarily attributable to lower media spending and lower distribution expenses. As a percentage of net sales, our selling, general and administrative expenses were 22.8% in the six months of 2012 compared to 24.4% in the same period of 2011.

Other Highlights

Interest Expense – lower by $7 million in the six months of 2012 compared to the same period of 2011 primarily due to lower outstanding debt balances. Our weighted average interest rate on our outstanding debt was 5.73% during the six months of 2012 compared to 5.67% in the same period of 2011.

Discontinued Operations – the results of our discontinued operations include the sale of our European imagewear business and the discontinuation of our private-label and Outer Banks domestic imagewear operations serving wholesalers that sell to the screen-print industry. In addition to the operations of these businesses, the following charges were included in discontinued operations:

•

The sale of our European imagewear business to Smartwares, B.V. for €15 million (approximately $13 million, net of fees and other transaction related costs) in cash proceeds, resulted in a pre-tax loss of approximately $32 million.

•

In connection with the discontinuation of our private-label and Outer Banks domestic imagewear operations, we incurred pre-tax charges of approximately $58 million, substantially all noncash, for the write-down of intangibles, inventory markdowns and other related items.

Operating Results by Business Segment — Six Months Ended June 30, 2012 Compared with Six Months Ended July 2, 2011

	Net Sales		Operating Profit (Loss)
	Six Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(dollars in thousands)
Innerwear	$1,173,978	$1,153,380	$172,877	$177,602
Outerwear	567,988	578,093	(22,221)	45,886
Direct to Consumer	179,285	180,254	10,361	9,687
International	232,533	236,309	16,390	28,478
Corporate	—	—	(46,811)	(33,739)

Total net sales	$2,153,784	$2,148,036	$130,596	$227,914

Innerwear
	Six Months Ended
	June 30, 2012	July 2, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,173,978	$1,153,380	$20,598	1.8%
Segment operating profit	172,877	177,602	(4,725)	(2.7)

Overall net sales in the Innerwear segment were higher by $21 million or 2% in the six months of 2012 compared to the same period of 2011. Excluding the declines associated with a major mid-tier retail customer that is undergoing a major strategic shift, net sales increased 4% in the six months of 2012. The higher net sales were primarily driven by the following:

•	Stronger net sales in our men’s underwear (5%) and kids’ underwear (18%) categories primarily resulting from price increases, partially offset by lower unit sales volume.

•

Lower net sales in our intimate apparel category (2%), primarily due to lower net sales of bras and hosiery, partially offset by higher net sales of panties. The lower intimate apparel net sales were primarily the result of lower unit sales volume, partially offset by net price increases and space gains.

•

Lower net sales in our socks product category (2%), primarily due to lower Hanes brand net sales partially offset by higher Champion brand net sales. The lower Hanes brand net sales were primarily due to lower unit sales volume, partially offset by net price increases, while the higher Champion brand net sales were driven primarily by higher unit sales volume and space gains.

Innerwear segment operating profit was $5 million lower in the six months of 2012 compared to the same period of 2011 primarily due to cost inflation, particularly cotton, and lower unit sales volume. These higher costs were partially offset by higher net product pricing, efficiency savings related to our supply chain optimization, lower media spending and lower distributions costs.

Outerwear

	Six Months Ended
	June 30, 2012	July 2, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$567,988	$578,093	$(10,105)	(1.7)%
Segment operating profit (loss)	(22,221)	45,886	(68,107)	NM

Outerwear segment net sales were lower by $10 million or 2% in the six months of 2012 compared to the same period of 2011. The lower net sales were primarily due to the following:

•	Lower net sales in our branded printwear category (28%), primarily due to lower unit sales volume especially in lightweight promotional products.

•	Higher net sales in our activewear category (10%), primarily due to higher unit sales volume and price increases.

•

Higher net sales in our retail casualwear category (12%), primarily due to space gains for our Hanes brand in the mass merchant channel, partially offset by lower unit sales volume resulting from a retailer’s decision to focus our Just My Size brand toward more core basics versus a mix with fashion-oriented lines.

Outerwear segment operating profit was $68 million lower in the six months of 2012 compared to the same period of 2011 primarily due to cost inflation, mostly related to cotton. These higher costs were partially offset by efficiency savings related to our supply chain optimization, higher net product pricing and lower media spending.

Direct to Consumer

	Six Months Ended
	June 30, 2012	July 2, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$179,285	$180,254	$(969)	(0.5)%
Segment operating profit	10,361	9,687	674	7.0

Direct to Consumer segment net sales were lower by $1 million in the six months of 2012 compared to the same period of 2011 due to lower net sales related to our Internet operations. Comparable store sales were 1% higher in the six months of 2012 compared to the same period of 2011.

Direct to Consumer segment operating profit was $1 million higher in the six months of 2012 compared to the same period of 2011 primarily due to lower media spending, partially offset by unfavorable product sales mix.

International

	Six Months Ended
	June 30, 2012	July 2, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$232,533	$236,309	$(3,776)	(1.6)%
Segment operating profit	16,390	28,478	(12,088)	(42.4)

Overall net sales in the International segment were lower by $4 million, or 2%, in the six months of 2012 compared to the same period of 2011 primarily due to an unfavorable impact of foreign exchange rates. Excluding the unfavorable impact of foreign exchange rates, International segment net sales were higher by $7 million or 3%. Excluding the impact of foreign currency, net sales were impacted by the following:

•

Higher net sales in our activewear category in Australia of $10 million, primarily resulting from a benefit from the acquisition of the assets of the TNF Group Unit Trust from TNF Group Pty Ltd, as trustee, and of Player Sportswear Unit Trust from Player Sportswear Pty Ltd, as trustee (collectively “TNF”) in April 2011.

•	Higher net sales in Latin America of $7 million, primarily due to space gains and higher unit sales volume in our retail casualwear category in Brazil.

•	Lower net sales in Asia of $5 million, primarily resulting from a one-time termination fee of $5 million that we received in the first quarter of 2011 related to a royalty license agreement.

International segment operating profit was lower by $12 million in the six months of 2012 compared to the same period of 2011. In addition to increased cotton costs and other inflation, the lower operating profit was attributable to a one-time termination fee of $5 million that we received in 2011 related to a royalty license agreement and an unfavorable impact related to foreign currency exchange rates. These higher costs were partially offset by net price increases.

General Corporate Expenses

General corporate expenses were higher in the six months of 2012 compared to the same period of 2011 primarily due to costs related to supply chain actions and higher compensation-related expenses, such as long-term incentive compensation costs and pension expense.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are cash generated by operations and availability under the $600 million revolving credit facility (the “Revolving Loan Facility”) under the senior secured credit facility that we entered into in 2006 and amended and restated in December 2009 (the “2009 Senior Secured Credit Facility”), the accounts receivable securitization facility that we entered into in November 2007 (the “Accounts Receivable Securitization Facility”) and our international loan facilities. At June 30, 2012, we had $574 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $89 million of borrowing availability under our international loan facilities, $30 million in cash and cash equivalents, and no borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

The following have impacted or are expected to impact liquidity:

•	we have principal and interest obligations under our debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we may selectively pursue strategic acquisitions;

•

we could increase or decrease the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could significantly impact our effective income tax rate; and

•

our board of directors has authorized the repurchase of up to 10 million shares of our stock in the open market over the next few years (2.8 million of which we have repurchased as of June 30, 2012 at a cost of $75 million).

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. Although we may choose to pursue strategic acquisitions or repurchase our stock in the open market, during 2012 and 2013 we intend to primarily utilize cash flow for the reduction of long-term debt.

We expect to incur charges of approximately $20 million in 2012 for supply chain actions, of which approximately $16 million is associated with the imagewear restructuring. Of the $20 million of supply chain costs, we incurred approximately $14 million in charges in the first half of 2012 and expect approximately $6 million in the second half of 2012. Offsetting these charges will be efficiency savings of approximately $30 million to $40 million that we expect to realize from our supply chain optimization initiatives in 2012. We achieved approximately $18 million of these savings during the first half of 2012.

Inflation and Changing Prices

The economic environment in which we are operating continues to be uncertain and volatile, which could have unanticipated adverse effects on our business during 2012 and beyond. For example, our results in the first half of 2012 were significantly impacted by a sustained increase in various input costs, such as cotton and oil-related materials, utilities, freight and wages. With the recent decline in cotton prices, we believe the most significant cost inflation is now behind us. Based on current market conditions, we expect the impact of cost inflation in the range of $250 million to $300 million in 2012, of which approximately $200 million relates to higher cotton costs. Cost inflation impacted our results in the first half of 2012 by approximately $220 million.

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

Sources and Uses of Our Cash

The information presented below regarding the sources and uses of our cash flows for the six months ended June 30, 2012 and July 2, 2011 was derived from our consolidated financial statements.

	Six Months Ended
	June 30, 2012	July 2, 2011
	(dollars in thousands)
Operating activities	$12,740	$(68,253)
Investing activities	(6,102)	(44,694)
Financing activities	(11,614)	113,201
Effect of changes in foreign currency exchange rates on cash	(707)	730

Increase (decrease) in cash and cash equivalents	(5,683)	984
Cash and cash equivalents at beginning of year	35,345	43,671

Cash and cash equivalents at end of period	$29,662	$44,655

Operating Activities

Net cash provided by operating activities was $13 million in the six months of 2012 compared to net cash used in operating activities of $68 million in the same period of 2011. The higher net cash from operating activities is primarily attributable to improved working capital resulting from a reduction in inventory levels caused by declining cotton costs and unit levels.

Investing Activities

Net cash used in investing activities was $6 million in the six months of 2012 compared to $45 million in the same period of 2011. The lower net cash used in investing activities was primarily the result of lower net capital expenditures of $17 million and net cash proceeds of $13 million from the sale of the European imagewear business in 2012. In addition, we used cash of $9 million in 2011 related to the acquisition of TNF in April 2011.

Financing Activities

Net cash used in financing activities was $12 million in the six months of 2012 compared to net cash provided by financing activities of $113 million in 2011. The lower net cash from financing activities was primarily the result of lower net borrowings on our Accounts Receivable Securitization Facility.

Financing Arrangements

During 2012, the following changes have been made to our financing arrangements:

•	In March 2012, we amended the Accounts Receivable Securitization Facility. This amendment decreased certain usage fee rates and extended the termination date to March 2013.

•	In July 2012, we repurchased approximately $148 million of the Floating Rate Senior Notes at 100% of the principal amount thereof.

•

In July 2012, we amended the Revolving Loan Facility to reduce the interest rate and extend the maturity date to September 2016 with the provision that it will be extended to July 2017 if we redeem or refinance our 8% Senior Notes prior to September 2016.

As of June 30, 2012, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K or other SEC filings could cause noncompliance.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in these policies during the quarter ended June 30, 2012.

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
Richard D. Moss
Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: August 1, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008).

10.1	Second Amendment dated July 13, 2012 to the Amended and Restated Credit Agreement dated as of December 10, 2009 among the Company, the various financial institutions and other persons from time to time party thereto, Barclays Bank PLC and Goldman Sachs Credit Partners L.P., as the co-documentation agents, Bank of America, N.A. and HSBC Securities (USA) Inc., as the co-syndication agents, JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent and J.P. Morgan Securities LLC (formerly known as J.P. Morgan Securities Inc.), Merrill Lynch, Pierce Fenner & Smith Incorporated (formerly known as Banc of America Securities LLC), HSBC Securities (USA) Inc. and Barclays Capital, the investment banking division of Barclays Bank PLC, as the joint lead arrangers and joint book runners (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on July 17, 2012).

31.1	Certification of Richard A. Noll, Chief Executive Officer.

31.2	Certification of Richard D. Moss, Chief Financial Officer.

32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.

32.2	Section 1350 Certification of Richard D. Moss, Chief Financial Officer.

101.INS XBRL	Instance Document*

101.SCH XBRL	Taxonomy Extension Schema Document*

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*

101.LAB XBRL	Taxonomy Extension Label Linkbase Document*

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1