Form 10-Q
period 2012-09-29
Hanesbrands Inc.
filed 2012-10-24
CIK 1359841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

As of October 19, 2012, there were 97,859,546 shares of the registrant’s common stock outstanding.

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

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2011, particularly under the caption “Risk Factors,” as well in the investors section of the company’s corporate website, http://tiny.cc/HanesBrandsIR.

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

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You can inspect, read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room, which is located at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically.

We make available free of charge at www.hanesbrands.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. By referring to our corporate website, www.hanesbrands.com, or any of our other websites, we do not incorporate any such website or its contents into this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$1,218,681	$1,185,304	$3,372,465	$3,333,340
Cost of sales	818,751	771,251	2,350,489	2,168,305

Gross profit	399,930	414,053	1,021,976	1,165,035
Selling, general and administrative expenses	243,422	269,109	734,872	792,177

Operating profit	156,508	144,944	287,104	372,858
Other expenses	3,373	880	4,829	2,295
Interest expense, net	32,897	38,255	106,503	118,483

Income from continuing operations before income tax expense	120,238	105,809	175,772	252,080
Income tax expense	9,055	20,739	21,544	48,283

Income from continuing operations	111,183	85,070	154,228	203,797
Income (loss) from discontinued operations, net of tax	(1,291)	5,762	(69,935)	21,926

Net income	$109,892	$90,832	$84,293	$225,723

Earnings (loss) per share — basic:
Continuing operations	$1.13	$0.87	$1.56	$2.09
Discontinued operations	(0.01)	0.06	(0.71)	0.22

Net income	$1.11	$0.93	$0.85	$2.31

Earnings (loss) per share — diluted:
Continuing operations	$1.11	$0.85	$1.54	$2.05
Discontinued operations	(0.01)	0.06	(0.70)	0.22

Net income	$1.09	$0.91	$0.84	$2.28

Weighted average shares outstanding:
Basic	98,707	97,925	98,611	97,559
Diluted	100,472	99,535	100,131	99,200

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$109,892	$90,832	$84,293	$225,723
Other comprehensive income (loss), net of tax of $1,581, $3,356, $4,357 and $6,888, respectively	4,881	(9,193)	8,196	2,904

Comprehensive income	$114,773	$81,639	$92,489	$228,627

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 29, 2012	December 31, 2011
Assets
Cash and cash equivalents	$182,269	$35,345
Trade accounts receivable, net	585,490	470,713
Inventories	1,340,776	1,607,555
Deferred tax assets	156,932	154,667
Other current assets	53,387	62,511

Total current assets	2,318,854	2,330,791

Property, net	606,011	635,406
Trademarks and other identifiable intangibles, net	123,071	169,675
Goodwill	433,321	433,396
Deferred tax assets	396,667	394,220
Other noncurrent assets	61,635	71,181

Total assets	$3,939,559	$4,034,669

Liabilities and Stockholders’ Equity
Accounts payable	$429,166	$451,525
Accrued liabilities	259,772	252,186
Notes payable	50,778	63,075
Accounts Receivable Securitization Facility	193,975	166,933
Current portion of long-term debt	145,185	—

Total current liabilities	1,078,876	933,719

Long-term debt	1,500,000	1,807,777
Pension and postretirement benefits	471,335	485,688
Other noncurrent liabilities	112,281	126,424

Total liabilities	3,162,492	3,353,608

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 97,856,406 and 97,517,325, respectively	979	975
Additional paid-in capital	277,260	266,551
Retained earnings	831,079	746,786
Accumulated other comprehensive loss	(332,251)	(333,251)

Total stockholders’ equity	777,067	681,061

Total liabilities and stockholders’ equity	$3,939,559	$4,034,669

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Operating activities:
Net income	$84,293	$225,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	70,096	66,568
Impairment of intangibles	37,425	—
Loss on disposition of business	31,811	—
Amortization of debt issuance costs	7,077	7,799
Amortization of loss on interest rate hedge	3,164	8,928
Stock compensation expense	6,722	5,901
Deferred taxes and other	(12,020)	2,970
Changes in assets and liabilities, net of acquisition and disposition of businesses:
Accounts receivable	(122,929)	(90,942)
Inventories	230,427	(404,801)
Other assets	12,702	2,305
Accounts payable	(18,503)	93,526
Accrued liabilities and other	(20,860)	55,149

Net cash provided by (used in) operating activities	309,405	(26,874)

Investing activities:
Capital expenditures	(29,162)	(56,085)
Acquisition of business	—	(9,154)
Disposition of business	12,708	—

Net cash used in investing activities	(16,454)	(65,239)

Financing activities:
Borrowings on notes payable	43,251	305,257
Repayments on notes payable	(55,645)	(322,185)
Borrowings on Accounts Receivable Securitization Facility	156,817	229,396
Repayments on Accounts Receivable Securitization Facility	(129,775)	(144,396)
Borrowings on Revolving Loan Facility	2,177,000	2,448,500
Repayments on Revolving Loan Facility	(2,191,500)	(2,433,500)
Redemption of Floating Rate Senior Notes	(148,092)	—
Proceeds from stock options exercised	4,103	16,784
Other	(2,348)	(2,364)

Net cash provided by (used in) financing activities	(146,189)	97,492

Effect of changes in foreign exchange rates on cash	162	(1,053)

Increase in cash and cash equivalents	146,924	4,326
Cash and cash equivalents at beginning of year	35,345	43,671

Cash and cash equivalents at end of period	$182,269	$47,997

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

In May 2012, the Company sold its European imagewear business, and the Company is completing the discontinuation of its private-label and Outer Banks domestic imagewear operations which served wholesalers that sell to the screen-print industry. As a result of these actions, the current year and prior-year disclosures reflect these operations as discontinued operations.

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

European Imagewear

In May 2012, the Company sold its European imagewear business to Smartwares, B.V. for €15,000 (approximately $13,000, net of fees and other transaction related costs) in cash proceeds, resulting in a pre-tax loss of approximately $32,000. The European imagewear business was previously reported within the International segment.

Domestic Imagewear

The Company is completing the discontinuation of its private-label and Outer Banks domestic imagewear operations serving wholesalers that sell to the screen-print industry. During the second quarter of 2012, the Company incurred pre-tax charges of approximately $58,000, substantially all noncash, for the write-down of intangibles, inventory markdowns and other related items. The private-label and Outer Banks domestic imagewear operations were previously reported within the Outerwear segment.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to these businesses and that will be eliminated from ongoing operations. The key components from discontinued operations related to the European and domestic imagewear businesses were as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$14,915	$44,881	$88,769	$158,488
Cost of sales	16,512	33,491	116,174	116,315

Gross profit (loss)	(1,597)	11,390	(27,405)	42,173
Selling, general and administrative expenses	293	3,651	7,005	12,037
Impairment of intangibles	(172)	—	37,425	—

Operating profit (loss)	(1,718)	7,739	(71,835)	30,136
Interest expense, net	—	7	4	62
Loss on disposal of business	195	—	31,811	—

Income (loss) from discontinued operations before income tax expense (benefit)	(1,913)	7,732	(103,650)	30,074
Income tax expense (benefit)	(622)	1,970	(33,715)	8,148

Net income (loss) from discontinued operations, net of tax	$(1,291)	$5,762	$(69,935)	$21,926

(4)	Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the quarters and nine months ended September 29, 2012 and October 1, 2011. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares outstanding for the quarters and nine months ended September 29, 2012 and October 1, 2011 is as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Basic weighted average shares outstanding	98,707	97,925	98,611	97,559
Effect of potentially dilutive securities:
Stock options	1,366	1,230	1,192	1,221
Restricted stock units	398	377	327	418
Employee stock purchase plan and other	1	3	1	2

Diluted weighted average shares outstanding	100,472	99,535	100,131	99,200

For the quarters ended September 29, 2012 and October 1, 2011, 0 and 13 restricted stock units, respectively, were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the nine months ended September 29, 2012 and October 1, 2011, options to purchase 1 and 6 shares of common stock and 11 and 13 restricted stock units, respectively, were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

(5)	Inventories

Inventories consisted of the following:

	September 29, 2012	December 31, 2011
Raw materials	$177,693	$231,781
Work in process	136,399	129,827
Finished goods	1,026,684	1,245,947

	$1,340,776	$1,607,555

(6)	Debt

The Company had the following debt at September 29, 2012 and December 31, 2011:

	Interest Rate as of September 29, 2012	Principal Amount		Maturity Date
		September 29, 2012	December 31, 2011
Revolving Loan Facility	—	$—	$14,500	July 2017
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
8% Senior Notes	8.00%	500,000	500,000	December 2016
Floating Rate Senior Notes	4.11%	145,185	293,277	December 2014
Accounts Receivable Securitization Facility	1.30%	193,975	166,933	March 2013

		1,839,160	1,974,710
Less current maturities		339,160	166,933

		$1,500,000	$1,807,777

As of September 29, 2012, the Company had $0 outstanding under the $600,000 revolving credit facility (the “Revolving Loan Facility”) under the senior secured credit facility that it entered into in 2006 and amended and restated in December 2009 (as amended and restated, the “2009 Senior Secured Credit Facility”), $10,876 of standby and trade letters of credit issued and outstanding under this facility and $589,124 of borrowing availability.

In July 2012, the Company amended the Revolving Loan Facility to reduce the interest rate by 100 basis points and extend the maturity date to (i) July 2017 or (ii) September 2016, if the Company’s 8% Senior Notes have not been refinanced or repaid or the maturity date thereof has not otherwise been extended beyond July 2017 by September 2016.

In July 2012, the Company redeemed $148,092 of the Floating Rate Senior Notes at 100% of the principal amount thereof. In October 2012, the Company redeemed the remaining $145,185 of the Floating Rate Senior Notes at 100% of the principal amount thereof.

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

As of September 29, 2012, the Company was in compliance with all financial covenants under its credit facilities.

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

Historically, the principal currencies hedged by the Company include the Mexican peso, Canadian dollar, Japanese yen and Euro. Forward exchange contracts mature on the anticipated cash requirement date of the hedged transaction, generally within one year. As of September 29, 2012, the notional U.S. dollar equivalent of commitments to sell foreign currencies in the Company’s foreign currency cash flow hedge derivative portfolio was $37,832.

Cash Flow Hedges — Commodity Derivatives

Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. The Company is able to lock in the cost of cotton reflected in the price it pays for yarn from its primary yarn suppliers in an attempt to protect its business from the volatility of the market price of cotton. In addition, from time to time, the Company uses commodity financial instruments to hedge the price of cotton, for which there is a high correlation between the hedged item and the hedge instrument. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The effective portion of commodity hedge gains and losses deferred in “Accumulated other comprehensive loss” is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. The settlement of commodity derivative contracts related to the purchase of inventory is reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. There were no amounts outstanding under cotton futures or cotton option contracts at September 29, 2012 and December 31, 2011.

Mark to Market Hedges

A derivative used as a hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item is designated a mark to market hedge.

Mark to Market Hedges — Intercompany Foreign Exchange Transactions

The Company uses foreign exchange derivative contracts to reduce the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. Mark to market hedge derivatives relating to intercompany foreign exchange contracts are reported in the Condensed Consolidated Statements of Cash Flows as cash flow from operating activities. As of September 29, 2012, the notional U.S. dollar equivalent of commitments to purchase and sell foreign currencies in the Company’s foreign currency mark to market hedge derivative portfolio was $2,450 and $46,828, respectively.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

Fair Values of Derivative Instruments

The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		September 29, 2012	December 31, 2011
Derivative assets — hedges
Foreign exchange contracts	Other current assets	$11	$3,205

Total derivative assets — hedges		11	3,205

Derivative assets — non-hedges
Foreign exchange contracts	Other current assets	96	455

Total derivative assets		$107	$3,660

Derivative liabilities — hedges
Foreign exchange contracts	Accrued liabilities	$(609)	$(205)

Total derivative liabilities — hedges		(609)	(205)

Derivative liabilities — non-hedges
Foreign exchange contracts	Accrued liabilities	(319)	(388)

Total derivative liabilities		$(928)	$(593)

Net derivative asset (liability)		$(821)	$3,067

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	Quarter Ended			Quarter Ended
	September 29, 2012	October 1, 2011		September 29, 2012	October 1, 2011
Interest rate contracts	$—	$—	Interest expense, net	$(1,004)	$(2,550)
Foreign exchange contracts	(985)	2,561	Cost of sales	41	314
Foreign exchange contracts	—	925	Income (loss) from discontinued operations, net of tax	—	(410)

Total	$(985)	$3,486		$(963)	$(2,646)

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	Nine Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011		September 29, 2012	October 1, 2011
Interest rate contracts	$—	$(3)	Interest expense, net	$(3,164)	$(9,187)
Foreign exchange contracts	(1,250)	512	Cost of sales	(1)	(707)
Foreign exchange contracts	83	(289)	Income (loss) from discontinued operations, net of tax	3,039	(306)

Total	$(1,167)	$220		$(126)	$(10,200)

The Company expects to reclassify into earnings during the next 12 months a net gain from Accumulated Other Comprehensive Loss of approximately $236.

The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in “Selling, general and administrative expenses” and “Income (loss) from discontinued operations, net of tax” in the Condensed Consolidated Statements of Income. The Company recognized a loss related to ineffectiveness of hedging relationships for the quarter ended September 29, 2012 for foreign exchange contracts of $420 and a gain related to ineffectiveness of hedging relationships for the nine months of 2012 for foreign exchange contracts of $179. The Company recognized gains related to ineffectiveness of hedging relationships for the quarter and nine months ended October 1, 2011 for foreign exchange contracts of $254 and $191, respectively.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

The effect of mark to market hedge derivative instruments on the Condensed Consolidated Statements of Income is as follows:

	Location of Loss Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Quarter Ended		Nine Months Ended
		September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Foreign exchange contracts	Selling, general and administrative expenses	$(1,891)	$756	$(3,952)	$(2,330)

Total		$(1,891)	$756	$(3,952)	$(2,330)

(8)	Fair Value of Assets and Liabilities

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

As of September 29, 2012, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis. The fair values of interest rate derivatives are determined with pricing models using LIBOR interest rate curves, spreads, volatilities and other relevant information developed using market data and are categorized as Level 2. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2.

There were no changes during the quarter ended September 29, 2012 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended September 29, 2012. As of and during the quarter and nine months ended September 29, 2012, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of September 29, 2012
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$107	$—
Foreign exchange derivative contracts	—	(928)	—

Total	$—	$(821)	$—

	Assets (Liabilities) at Fair Value as of December 31, 2011
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$3,660	$—
Foreign exchange derivative contracts	—	(593)	—

Total	$—	$3,067	$—

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of September 29, 2012 and December 31, 2011. The carrying amount of trade accounts receivable includes allowance for doubtful accounts, chargebacks and other deductions of $16,393 and $17,418 as of September 29, 2012 and December 31, 2011, respectively. The fair value of debt, which is classified as a Level 2 liability, was $1,982,050 and $2,030,240 as of September 29, 2012 and December 31, 2011 and had a carrying value of $1,839,160 and $1,974,710, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable approximated fair value as of September 29, 2012 and December 31, 2011, primarily due to the short-term nature of these instruments.

(9)	Income Taxes

The Company’s effective income tax rate for continuing operations was 8% and 12% for the quarter and nine months ended September 29, 2012, and 20% and 19% for the quarter and nine months ended October 1, 2011, respectively. The lower effective income tax rate for the quarter and nine months ended September 29, 2012 compared to the quarter and nine months ended October 1, 2011 was primarily attributable to an income tax benefit of approximately $9,000 in the quarter ended September 29, 2012 related to the realization of unrecognized tax benefits resulting from expiration of statutes of limitations and an income tax benefit of approximately $4,000 in the quarter ended September 29, 2012 related to an increase in research and development tax credits.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

The Company’s effective income tax rate for discontinued operations was 33% for the quarter and nine months ended September 29, 2012, and 25% and 27% for the quarter and nine months ended October 1, 2011, respectively.

(10)	Business Segment Information

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

The types of products and services from which each reportable segment derives its revenues are as follows:

•

Innerwear sells basic branded products that are replenishment in nature under the product categories of men’s underwear, kids’ underwear, socks, and intimates, which includes bras, panties, hosiery and shapewear.

•

Outerwear sells basic branded products that are primarily seasonal in nature under the product categories of casualwear and activewear, as well as licensed logo apparel in collegiate bookstores and other channels.

•

Direct to Consumer includes the Company’s value-based (“outlet”) stores and Internet operations that sell products from the Company’s portfolio of leading brands. The Company’s Internet operations are supported by its catalogs.

•	International primarily relates to the Latin America, Asia, Canada and Australia geographic locations that sell products that span across the Innerwear and Outerwear reportable segments.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

The Company evaluates the operating performance of its segments based upon segment operating profit, that is defined as operating profit before general corporate expenses and amortization of trademarks and other identifiable intangibles. The accounting policies of the segments are consistent with those described in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net sales:
Innerwear	$574,278	$558,422	$1,748,256	$1,711,802
Outerwear	413,033	392,683	981,021	970,776
Direct to Consumer	99,111	97,565	278,396	277,819
International	132,259	136,634	364,792	372,943

Total net sales	$1,218,681	$1,185,304	$3,372,465	$3,333,340

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Segment operating profit:
Innerwear	$96,841	$88,372	$269,718	$265,974
Outerwear	46,339	48,379	24,118	94,265
Direct to Consumer	14,412	12,268	24,773	21,955
International	17,574	14,797	33,964	43,275

Total segment operating profit	175,166	163,816	352,573	425,469
Items not included in segment operating profit:
General corporate expenses	(15,311)	(15,680)	(55,370)	(43,052)
Amortization of trademarks and other identifiable intangibles	(3,347)	(3,192)	(10,099)	(9,559)

Total operating profit	156,508	144,944	287,104	372,858
Other expenses	(3,373)	(880)	(4,829)	(2,295)
Interest expense, net	(32,897)	(38,255)	(106,503)	(118,483)

Income from continuing operations before income tax expense	$120,238	$105,809	$175,772	$252,080

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

(11)	Consolidating Financial Information

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

The Condensed Consolidating Statements of Comprehensive Income for all periods presented have been revised to correct the net sales and cost of sales amounts for intercompany transactions related to the Parent Company and Non-Guarantor Subsidiaries. These revisions reduced net sales and cost of sales for the Parent Company and Non-Guarantor Subsidiaries and reduced the eliminations amounts for the total of the two by $10,787 and $301,720, respectively, for the quarter ended October 1, 2011 and $31,888 and $874,942, respectively, for the nine months ended October 1, 2011.

The impact on net sales and cost of sales within each specified column is the same amount for all periods and these revisions did not impact consolidated or guarantor results.

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended September 29, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated

Net sales	$1,015,571	$197,538	$632,167	$(626,595)	$1,218,681
Cost of sales	824,981	99,793	494,452	(600,475)	818,751

Gross profit	190,590	97,745	137,715	(26,120)	399,930
Selling, general and administrative expenses	187,016	32,865	24,758	(1,217)	243,422

Operating profit	3,574	64,880	112,957	(24,903)	156,508
Equity in earnings of subsidiaries	135,794	78,342	—	(214,136)	—
Other expenses	3,373	—	—	—	3,373
Interest expense, net	30,214	(1)	2,687	(3)	32,897

Income from continuing operations before income tax expense (benefit)	105,781	143,223	110,270	(239,036)	120,238
Income tax expense (benefit)	(5,567)	8,926	5,696	—	9,055

Income from continuing operations	111,348	134,297	104,574	(239,036)	111,183
Income (loss) from discontinued operations, net of tax	(1,456)	—	165	—	(1,291)

Net income	$109,892	$134,297	$104,739	$(239,036)	$109,892

Comprehensive income	$114,773	$134,297	$105,962	$(240,259)	$114,773

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended October 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated

Net sales	$991,610	$191,387	$650,312	$(648,005)	$1,185,304
Cost of sales	818,471	96,888	568,481	(712,589)	771,251

Gross profit	173,139	94,499	81,831	64,584	414,053
Selling, general and administrative expenses	199,465	32,897	37,039	(292)	269,109

Operating profit (loss)	(26,326)	61,602	44,792	64,876	144,944
Equity in earnings of subsidiaries	157,422	34,198	—	(191,620)	—
Other expenses	880	—	—	—	880
Interest expense, net	35,802	(1)	2,454	—	38,255

Income from continuing operations before income tax expense	94,414	95,801	42,338	(126,744)	105,809
Income tax expense	7,733	7,479	5,527	—	20,739

Income from continuing operations	86,681	88,322	36,811	(126,744)	85,070
Income from discontinued operations, net of tax	4,151	—	724	887	5,762

Net income	$90,832	$88,322	$37,535	$(125,857)	$90,832

Comprehensive income	$81,639	$88,322	$25,500	$(113,822)	$81,639

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Statement of Comprehensive Income Nine Months Ended September 29, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated

Net sales	$2,909,716	$499,345	$1,727,880	$(1,764,476)	$3,372,465
Cost of sales	2,399,275	239,531	1,414,140	(1,702,457)	2,350,489

Gross profit	510,441	259,814	313,740	(62,019)	1,021,976
Selling, general and administrative expenses	548,650	97,836	91,767	(3,381)	734,872

Operating profit (loss)	(38,209)	161,978	221,973	(58,638)	287,104
Equity in earnings of subsidiaries	238,712	153,265	—	(391,977)	—
Other expenses	4,829	—	—	—	4,829
Interest expense, net	98,534	(8)	7,979	(2)	106,503

Income from continuing operations before income tax expense (benefit)	97,140	315,251	213,994	(450,613)	175,772
Income tax expense (benefit)	(14,646)	24,656	11,534	—	21,544

Income from continuing operations	111,786	290,595	202,460	(450,613)	154,228
Loss from discontinued operations, net of tax	(27,493)	(31,791)	(14,636)	3,985	(69,935)

Net income	$84,293	$258,804	$187,824	$(446,628)	$84,293

Comprehensive income	$92,489	$258,804	$187,116	$(445,920)	$92,489

	Condensed Consolidating Statement of Comprehensive Income Nine Months Ended October 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated

Net sales	$2,930,724	$501,886	$1,887,656	$(1,986,926)	$3,333,340
Cost of sales	2,304,124	240,932	1,579,612	(1,956,363)	2,168,305

Gross profit	626,600	260,954	308,044	(30,563)	1,165,035
Selling, general and administrative expenses	595,121	98,775	98,972	(691)	792,177

Operating profit	31,479	162,179	209,072	(29,872)	372,858
Equity in earnings of subsidiaries	308,288	147,809	—	(456,097)	—
Other expenses	2,295	—	—	—	2,295
Interest expense, net	110,773	(35)	7,745	—	118,483

Income from continuing operations before income tax expense	226,699	310,023	201,327	(485,969)	252,080
Income tax expense	14,532	21,353	12,398	—	48,283

Income from continuing operations	212,167	288,670	188,929	(485,969)	203,797
Income from discontinued operations, net of tax	13,556	—	7,034	1,336	21,926

Net income	$225,723	$288,670	$195,963	$(484,633)	$225,723

Comprehensive income	$228,627	$288,670	$189,417	$(478,087)	$228,627

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Balance Sheet September 29, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated

Assets
Cash and cash equivalents	$92,026	$3,029	$87,214	$—	$182,269
Trade accounts receivable, net	50,140	56,008	479,342	—	585,490
Inventories	946,144	124,792	407,498	(137,658)	1,340,776
Deferred tax assets	172,306	(1,105)	(14,269)	—	156,932
Other current assets	23,414	10,317	19,681	(25)	53,387

Total current assets	1,284,030	193,041	979,466	(137,683)	2,318,854

Property, net	93,376	43,598	469,037	—	606,011
Trademarks and other identifiable intangibles, net	11,603	95,483	15,985	—	123,071
Goodwill	232,882	124,247	76,192	—	433,321
Investments in subsidiaries	2,130,565	1,201,656	—	(3,332,221)	—
Deferred tax assets	177,857	177,432	41,378	—	396,667
Other noncurrent assets	(628,351)	533,986	402,029	(246,029)	61,635

Total assets	$3,301,962	$2,369,443	$1,984,087	$(3,715,933)	$3,939,559

Liabilities and Stockholders’ Equity
Accounts payable	$223,267	$16,199	$189,700	$—	$429,166
Accrued liabilities	134,595	54,242	70,945	(10)	259,772
Notes payable	—	—	50,778	—	50,778
Accounts Receivable Securitization
Facility	—	—	193,975	—	193,975
Current portion of long-term debt	145,185	—	—	—	145,185

Total current liabilities	503,047	70,441	505,398	(10)	1,078,876

Long-term debt	1,500,000	—	—	—	1,500,000
Pension and postretirement benefits	460,535	—	10,800	—	471,335
Other noncurrent liabilities	61,313	35,871	15,096	1	112,281

Total liabilities	2,524,895	106,312	531,294	(9)	3,162,492
Stockholders’ equity	777,067	2,263,131	1,452,793	(3,715,924)	777,067

Total liabilities and stockholders’ equity	$3,301,962	$2,369,443	$1,984,087	$(3,715,933)	$3,939,559

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

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Statement of Cash Flows Nine Months Ended September 29, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by operating activities	$531,201	$116,698	$53,477	$(391,971)	$309,405

Investing activities:
Capital expenditures	(6,107)	(5,147)	(17,908)	—	(29,162)
Disposition of business	—	—	12,708	—	12,708

Net cash used in investing activities	(6,107)	(5,147)	(5,200)	—	(16,454)

Financing activities:
Borrowings on notes payable	—	—	43,251	—	43,251
Repayments on notes payable	—	—	(55,645)	—	(55,645)
Borrowings on Accounts Receivable Securitization Facility	—	—	156,817	—	156,817
Repayments on Accounts Receivable Securitization Facility	—	—	(129,775)	—	(129,775)
Borrowings on Revolving Loan Facility	2,177,000	—	—	—	2,177,000
Repayments on Revolving Loan Facility	(2,191,500)	—	—	—	(2,191,500)
Redemption of Floating Rate Senior Notes	(148,092)	—	—	—	(148,092)
Proceeds from stock options exercised	4,103	—	—	—	4,103
Other	(2,051)	—	(297)	—	(2,348)
Net transactions with related entities	(280,859)	(111,248)	136	391,971	—

Net cash provided by (used in) financing activities	(441,399)	(111,248)	14,487	391,971	(146,189)

Effect of changes in foreign exchange rates on cash	1	—	161	—	162

Increase in cash and cash equivalents	83,696	303	62,925	—	146,924
Cash and cash equivalents at beginning of year	8,330	2,726	24,289	—	35,345

Cash and cash equivalents at end of period	$92,026	$3,029	$87,214	$—	$182,269

HANESBRANDS INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

(unaudited)

	Condensed Consolidating Statement of Cash Flows Nine Months Ended October 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$377,231	$131,185	$(75,437)	$(459,853)	$(26,874)

Investing activities:
Capital expenditures	(11,234)	(8,084)	(36,767)	—	(56,085)
Acquisition of business	—	—	(9,154)	—	(9,154)

Net cash used in investing activities	(11,234)	(8,084)	(45,921)	—	(65,239)

Financing activities:
Borrowings on notes payable	—	—	305,257	—	305,257
Repayments on notes payable	—	—	(322,185)	—	(322,185)
Borrowings on Accounts Receivable Securitization Facility	—	—	229,396	—	229,396
Repayments on Accounts Receivable Securitization Facility	—	—	(144,396)	—	(144,396)
Borrowings on Revolving Loan Facility	2,448,500	—	—	—	2,448,500
Repayments on Revolving Loan Facility	(2,433,500)	—	—	—	(2,433,500)
Proceeds from stock options exercised	16,784	—	—	—	16,784
Other	(1,659)	—	(705)	—	(2,364)
Net transactions with related entities	(401,131)	(123,085)	64,363	459,853	—

Net cash provided by (used in) financing activities	(371,006)	(123,085)	131,730	459,853	97,492

Effect of changes in foreign exchange rates on cash	—	—	(1,053)	—	(1,053)

Increase (decrease) in cash and cash equivalents	(5,009)	16	9,319	—	4,326
Cash and cash equivalents at beginning of year	17,535	2,039	24,097	—	43,671

Cash and cash equivalents at end of period	$12,526	$2,055	$33,416	$—	$47,997

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2011, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011, those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K and in the investors section of the company’s corporate website, http://tiny.cc/HanesBrandsIR.

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

Discontinued Operations

We narrowed the focus of our worldwide imagewear business during the second quarter of 2012, which led us to sell our European imagewear business and discontinue our private-label and Outer Banks domestic imagewear operations serving wholesalers that sell to the screen-print industry.

The sale of our European imagewear business to Smartwares, B.V. for €15 million (approximately $13 million, net of fees and other transaction related costs) in cash proceeds, resulted in a pre-tax loss of approximately $32 million in the second quarter of 2012. The sale of our European imagewear business is consistent with our strategic direction to narrow the focus of our worldwide imagewear business by restructuring to exit noncore segments and reduce risk.

In connection with the discontinuation of our private-label and Outer Banks domestic imagewear operations, we incurred pre-tax charges of approximately $58 million in the second quarter of 2012, substantially all noncash, for the write-down of intangibles, inventory markdowns and other related items.

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

Outlook

We continue to operate in an uncertain and volatile economic environment. After taking into consideration our worldwide imagewear restructuring and operating performance in the first nine months of 2012, we expect diluted earnings per share from continuing operations of $2.54 to $2.60 in 2012, compared with previous guidance of $2.50 to $2.60. Net sales are expected to be approximately $4.52 billion in 2012, compared with previous guidance of $4.52 billion to $4.57 billion.

Our guidance is based on the following facts. Product pricing, shelf space, and promotion plans for the remainder of 2012 have been finalized with major retail accounts. All commodity costs have been fixed for the remainder of the year, with the company incurring significantly lower cotton and other inflation impacts the remainder of the year.

We are focused on delivering profitable growth and remain highly committed to strong cash flow generation and utilizing that cash flow to pay down debt. Through expected improvements in working capital, primarily from reduction in inventory as a result of declining cotton costs and unit levels, and operating results, we expect to generate approximately $545 million in operating cash flows in 2012, the high end of the previous range of $445 million to $545 million. We have already started executing our debt reduction plan by redeeming approximately $148 million of the Floating Rate Senior Notes in July 2012, with the remaining balance of $145 million redeemed in October 2012. We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year.

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

Changes in product sales mix can impact our gross profit as the percentage of our sales attributable to higher margin products, such as intimate apparel and men’s underwear, and lower margin products, such as casualwear and activewear, fluctuate from time to time. In addition, sales attributable to higher and lower margin products within the same product category fluctuate from time to time. Our customers may change the mix of products ordered with minimal notice to us, which makes trends in product sales mix difficult to predict. However, certain changes in product sales mix are seasonal in nature, as sales of socks, hosiery and fleece products generally have higher sales during the last two quarters (July to December) of each fiscal year as a result of cooler weather, back-to-school shopping and holidays, while other changes in product mix may be attributable to customers’ preferences and discretionary spending.

Highlights from the Third Quarter and Nine Months Ended September 29, 2012

•

Total net sales in the third quarter of 2012 were $1.22 billion, compared with $1.19 billion in the same quarter of 2011, representing a 3% increase. Total net sales in the nine months of 2012 were $3.37 billion, compared to $3.33 billion in the same period of 2011.

•

Operating profit was $157 million in the third quarter of 2012, compared with $145 million in the same quarter of 2011. As a percent of sales, operating profit was 12.8% in the third quarter of 2012 compared to 12.2% in the same quarter of 2011. Operating profit was $287 million in the nine months of 2012, compared with $373 million in the same period of 2011. As a percent of sales, operating profit was 8.5% in the nine months of 2012, compared to 11.2% in the same period of 2011.

•

Diluted earnings per share from continuing operations was $1.11 in the third quarter of 2012, compared with $0.85 in the same quarter of 2011. Diluted earnings per share from continuing operations was $1.54 in the nine months of 2012, compared to $2.05 in the same period of 2011.

•	Net capital expenditures were $29 million during the nine months of 2012, compared to $56 million in the same period of 2011.

•

We have already started executing our debt reduction plan by redeeming approximately $148 million of the Floating Rate Senior Notes in July 2012, with the remaining balance of $145 million redeemed in October 2012.

•

We narrowed the focus of our worldwide imagewear business during the second quarter of 2012, resulting in the sale of our European imagewear business and the discontinuation of our private-label and Outer Banks domestic imagewear operations serving wholesalers that sell to the screen-print industry. The sale of our European imagewear business to Smartwares, B.V. resulted in a pre-tax loss of approximately $32 million in the second quarter of 2012. In connection with the discontinuation of our private-label and Outer Banks domestic imagewear operations, we incurred pre-tax charges of approximately $58 million in the second quarter of 2012, substantially all noncash, for the write-down of intangibles, inventory markdowns and other related items.

Condensed Consolidated Results of Operations — Third Quarter Ended September 29, 2012 Compared with Third Quarter Ended October 1, 2011

	Quarter Ended
	September 29, 2012	October 1, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,218,681	$1,185,304	$33,377	2.8%
Cost of sales	818,751	771,251	47,500	6.2

Gross profit	399,930	414,053	(14,123)	(3.4)
Selling, general and administrative expenses	243,422	269,109	(25,687)	(9.5)

Operating profit	156,508	144,944	11,564	8.0
Other expenses	3,373	880	2,493	283.3
Interest expense, net	32,897	38,255	(5,358)	(14.0)

Income from continuing operations before income tax expense	120,238	105,809	14,429	13.6
Income tax expense	9,055	20,739	(11,684)	(56.3)

Income from continuing operations	111,183	85,070	26,113	30.7
Income (loss) from discontinued operations, net of tax	(1,291)	5,762	(7,053)	NM

Net income	$109,892	$90,832	$19,060	21.0%

Net Sales

Consolidated net sales were higher by $33 million, or 3%, in the third quarter of 2012 compared to the third quarter of 2011. The higher net sales primarily resulted from the following:

•

Stronger net sales in our men’s underwear and kids’ underwear product categories primarily resulting from price increases and space gains, partially offset by lower unit sales volume within the men’s underwear category.

•	Higher net sales in activewear product category and Gear for Sports licensed apparel as a result of space gains and higher unit sales volume.

•	Lower net sales in our casualwear product category primarily attributable to lower unit sales volume.

•	Lower net sales in our branded printwear product category as a result of lower unit sales volume, especially in lightweight commodity-oriented products.

Gross Profit

Gross profit was $14 million lower in the third quarter of 2012 as compared to the third quarter of 2011. As a percentage of net sales, our gross profit was 32.8% in the third quarter of 2012 compared to 34.9% in the third quarter of 2011. The lower gross profit resulted from cost inflation, primarily higher cotton costs, partially offset by price increases, efficiency savings from our supply chain and lower excess and obsolete inventory costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $26 million lower in the third quarter of 2012 compared to the third quarter of 2011. The lower selling, general and administrative expenses were primarily attributable to lower media spending and lower distribution expenses. As a percentage of net sales, our selling, general and administrative expenses were 20.0% in the third quarter of 2012 compared to 22.7% in the third quarter of 2011.

Other Highlights

Interest Expense – lower by $5 million in the third quarter of 2012 compared to the third quarter of 2011 primarily due to lower outstanding debt balances. Our weighted average interest rate on our outstanding debt was 5.76% during the third quarter of 2012, compared to 5.50% in the third quarter of 2011.

Income Tax Expense – our effective income tax rate for continuing operations was 8% and 20% for the third quarter of 2012 and the third quarter of 2011, respectively. The lower effective income tax rate was primarily attributable to an income tax benefit of approximately $9 million in the third quarter of 2012 related to the realization of unrecognized tax benefits resulting from expiration of statutes of limitations and an income tax benefit of approximately $4 million in the third quarter of 2012 related to an increase in research and development tax credits.

Discontinued Operations – the results of our discontinued operations include the sale of our European imagewear business and the discontinuation of our private-label and Outer Banks domestic imagewear operations serving wholesalers that sell to the screen-print industry.

Operating Results by Business Segment — Third Quarter Ended September 29, 2012 Compared with Third Quarter Ended October 1, 2011

	Net Sales		Operating Profit
	Quarter Ended		Quarter Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(dollars in thousands)
Innerwear	$574,278	$558,422	$96,841	$88,372
Outerwear	413,033	392,683	46,339	48,379
Direct to Consumer	99,111	97,565	14,412	12,268
International	132,259	136,634	17,574	14,797
Corporate	—	—	(18,658)	(18,872)

Total	$1,218,681	$1,185,304	$156,508	$144,944

Innerwear

	Quarter Ended
	September 29, 2012	October 1, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$574,278	$558,422	$15,856	2.8%
Segment operating profit	96,841	88,372	8,469	9.6

Overall net sales in the Innerwear segment were higher by $16 million, or 3%, in the third quarter of 2012 compared to the third quarter of 2011. Excluding the declines associated with a mid-tier retail customer that is undergoing a major strategic shift, net sales increased 5% in the third quarter of 2012. The higher net sales were primarily driven by the following:

•

Stronger net sales in our men’s underwear (9%) and kids’ underwear (10%) categories primarily resulting from price increases and space gains, partially offset by lower unit sales volume within the men’s underwear category.

•	Socks category net sales were flat, primarily due to price increases and space gains, offset by lower unit sales volume.

•

Lower net sales in our intimate apparel category (2%), primarily due to lower net sales of bras and hosiery, partially offset by higher net sales of panties. The lower intimate apparel net sales was primarily the result of lower unit sales volume, partially offset by price increases and space gains.

Innerwear segment operating profit was $8 million higher in the third quarter of 2012 compared to the third quarter of 2011 primarily due to price increases, efficiency savings related to our supply chain optimization, lower media spending and lower distribution expenses. These lower costs were partially offset by cost inflation, particularly cotton, and lower unit sales volume.

Outerwear

	Quarter Ended
	September 29, 2012	October 1, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$413,033	$392,683	$20,350	5.2%
Segment operating profit	46,339	48,379	(2,040)	(4.2)

Outerwear segment net sales were higher by $20 million, or 5%, in the third quarter of 2012 compared to the third quarter of 2011. The higher net sales were primarily due to the following:

•	Higher net sales in our activewear category (15%), primarily due to higher unit sales volume and space gains.

•	Higher net sales in our Gear for Sports licensed apparel (7%), primarily due to higher unit sales volume and space gains.

•	Lower net sales in our casualwear product category (3%) is primarily attributable to lower unit sales volume.

•	Lower net sales in our branded printwear category (7%), primarily due to lower unit sales volume especially in lightweight commodity-oriented products.

Outerwear segment operating profit was $2 million lower in the third quarter of 2012 compared to the third quarter of 2011 primarily due to cost inflation, mostly related to higher cotton prices, partially offset by efficiency savings related to our supply chain optimization and lower excess and obsolete inventory costs.

Direct to Consumer

	Quarter Ended
	September 29, 2012	October 1, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$99,111	$97,565	$1,546	1.6%
Segment operating profit	14,412	12,268	2,144	17.5

Direct to Consumer segment net sales were higher by $2 million in the third quarter of 2012 compared to the third quarter of 2011 primarily due to higher net sales related to our Internet operations. Comparable store sales were 1% higher in the third quarter of 2012 compared to 2011.

Direct to Consumer segment operating profit was $2 million higher in the third quarter of 2012 compared to 2011 primarily due to price increases and lower spending.

International

	Quarter Ended
	September 29, 2012	October 1, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$132,259	$136,634	$(4,375)	(3.2	) %
Segment operating profit	17,574	14,797	2,777	18.8

Overall net sales in the International segment were lower by $4 million, or 3%, in the third quarter of 2012 compared to the third quarter of 2011 primarily due to an unfavorable impact of foreign exchange rates.

Excluding the unfavorable impact of foreign exchange rates, International segment net sales were 2% higher, primarily due to higher unit sales volume in our intimate apparel product category in Canada and in our socks and casualwear product categories in Asia.

International segment operating profit was higher by $3 million in the third quarter of 2012 compared to 2011 primarily due to lower media spending and price increases, which were offset by cost inflation and an unfavorable impact related to foreign currency exchange rates.

General Corporate Expenses

General corporate expenses were slightly lower in the third quarter of 2012 compared to the third quarter of 2011 primarily due to higher foreign exchange transactions gains, partially offset by higher compensation-related expenses, such as long-term incentive compensation costs and pension expense.

Condensed Consolidated Results of Operations — Nine Months Ended September 29, 2012 Compared with Nine Months Ended October 1, 2011

	Nine Months Ended
	September 29, 2012	October 1, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$3,372,465	$3,333,340	$39,125	1.2%
Cost of sales	2,350,489	2,168,305	182,184	8.4

Gross profit	1,021,976	1,165,035	(143,059)	(12.3)
Selling, general and administrative expenses	734,872	792,177	(57,305)	(7.2)

Operating profit	287,104	372,858	(85,754)	(23.0)
Other expenses	4,829	2,295	2,534	110.4
Interest expense, net	106,503	118,483	(11,980)	(10.1)

Income from continuing operations before income tax expense	175,772	252,080	(76,308)	(30.3)
Income tax expense	21,544	48,283	(26,739)	(55.4)

Income from continuing operations	154,228	203,797	(49,569)	(24.3)
Income (loss) from discontinued operations, net of tax	(69,935)	21,926	(91,861)	NM

Net income	$84,293	$225,723	$(141,430)	(62.7	) %

Net Sales

Consolidated net sales were higher by $39 million, or 1%, in the nine months of 2012 compared to the same period of 2011. The higher net sales primarily resulted from the following:

•	Stronger net sales of our men’s underwear and kids’ underwear product categories primarily resulting from price increases and space gains, partially offset by lower unit sales volume.

•	Higher net sales in activewear and casualwear product categories as a result of higher unit sales volume and space gains.

•

Lower net sales in our intimate apparel product category primarily due to lower net sales of bras and hosiery, partially offset by higher net sales of panties. The lower intimate apparel net sales were primarily the result of lower unit sales volume, partially offset by price increases and space gains.

•	Lower net sales in our branded printwear category primarily due to lower unit sales volume, especially in lightweight commodity-oriented products.

•	Lower net sales in the International segment primarily due to an unfavorable impact of foreign exchange rates.

Gross Profit

Gross profit was $143 million lower in the nine months of 2012 as compared to the same period of 2011. As a percentage of net sales, our gross profit was 30.3% in the nine months of 2012 compared to 35.0% in the same period of 2011. The lower gross profit was impacted by cost inflation, primarily higher cotton costs, partially offset by price increases and efficiency savings from our supply chain.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $57 million lower in the nine months of 2012 compared to the same period of 2011. The lower selling, general and administrative expenses were primarily attributable to lower media spending and lower distribution expenses. As a percentage of net sales, our selling, general and administrative expenses were 21.8% in the nine months of 2012 compared to 23.8% in the same period of 2011.

Other Highlights

Interest Expense – lower by $12 million in the nine months of 2012 compared to the same period of 2011 primarily due to lower outstanding debt balances. Our weighted average interest rate on our outstanding debt was 5.74% during the nine months of 2012 compared to 5.62% in the same period of 2011.

Income Tax Expense – our effective income tax rate for continuing operations was 12% and 19% for the nine months 2012 and the same period of 2011, respectively. The lower effective income tax rate was primarily attributable to an income tax benefit of approximately $9 million in the nine months of 2012 related to the realization of unrecognized tax benefits resulting from expiration of statutes of limitations and an income tax benefit of approximately $4 million in the nine months of 2012 related to an increase in research and development tax credits.

Discontinued Operations – the results of our discontinued operations include the sale of our European imagewear business and the discontinuation of our private-label and Outer Banks domestic imagewear operations serving wholesalers that sell to the screen-print industry. In addition to the operations of these businesses, the following charges were included in discontinued operations:

•

The sale of our European imagewear business to Smartwares, B.V. for €15 million (approximately $13 million, net of fees and other transaction related costs) in cash proceeds, resulted in a pre-tax loss of approximately $32 million in the second quarter of 2012.

•

In connection with the discontinuation of our private-label and Outer Banks domestic imagewear operations, we incurred pre-tax charges of approximately $58 million in the second quarter of 2012, substantially all noncash, for the write-down of intangibles, inventory markdowns and other related items.

Operating Results by Business Segment — Nine Months Ended September 29, 2012 Compared with Nine Months Ended October 1, 2011

	Net Sales		Operating Profit
	Nine Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(dollars in thousands)
Innerwear	$1,748,256	$1,711,802	$269,718	$265,974
Outerwear	981,021	970,776	24,118	94,265
Direct to Consumer	278,396	277,819	24,773	21,955
International	364,792	372,943	33,964	43,275
Corporate	—	—	(65,469)	(52,611)

Total net sales	$3,372,465	$3,333,340	$287,104	$372,858

Innerwear

	Nine Months Ended
	September 29, 2012	October 1, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,748,256	$1,711,802	$36,454	2.1%
Segment operating profit	269,718	265,974	3,744	1.4

Overall net sales in the Innerwear segment were higher by $36 million, or 2%, in the nine months of 2012 compared to the same period of 2011. Excluding the declines associated with a mid-tier retail customer that is undergoing a major strategic shift, net sales increased 4% in the nine months of 2012. Innerwear net sales growth has increased for three consecutive quarters in 2012. The higher net sales were primarily driven by the following:

•	Stronger net sales in our men’s underwear (6%) and kids’ underwear (15%) categories primarily resulting from price increases and space gains, partially offset by lower unit sales volume.

•

Lower net sales in our intimate apparel category (2%), primarily due to lower net sales of bras and hosiery, partially offset by higher net sales of panties. The lower intimate apparel net sales were primarily the result of lower unit sales volume, partially offset by price increases and space gains.

•

Lower net sales in our socks product category (2%), primarily due to lower Hanes brand net sales partially offset by higher Champion brand net sales. The lower Hanes brand net sales were primarily due to lower unit sales volume, partially offset by price increases, while the higher Champion brand net sales were driven primarily by higher unit sales volume and space gains.

Innerwear segment operating profit was $4 million higher in the nine months of 2012 compared to the same period of 2011 primarily due to price increases, efficiency savings related to our supply chain optimization, lower media spending and lower distribution costs. These lower costs were partially offset by cost inflation, particularly cotton, and lower unit sales volume.

Outerwear

	Nine Months Ended
	September 29, 2012	October 1, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$981,021	$970,776	$10,245	1.1%
Segment operating profit	24,118	94,265	(70,147)	(74.4)

Outerwear segment net sales were higher by $10 million, or 1%, in the nine months of 2012 compared to the same period of 2011. The higher net sales were primarily due to the following:

•	Higher net sales in our activewear category (12%), primarily due to higher unit sales volume, price increases and space gains.

•	Higher net sales in our retail casualwear category (4%), primarily due to space gains for our Hanes brand in the mass merchant channel.

•	Lower net sales in our branded printwear category (23%), primarily due to lower unit sales volume especially in lightweight commodity-oriented products.

Outerwear segment operating profit was $70 million lower in the six months of 2012 compared to the same period of 2011 primarily due to cost inflation, mostly related to cotton. These higher costs were partially offset by efficiency savings related to our supply chain optimization, lower excess and obsolete inventory costs and lower media spending.

Direct to Consumer

	Nine Months Ended
	September 29, 2012	October 1, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$278,396	$277,819	$577	0.2%
Segment operating profit	24,773	21,955	2,818	12.8

Direct to Consumer segment net sales were higher by $1 million in the nine months of 2012 compared to the same period of 2011 due to higher net sales related to our Internet operations. Comparable store sales were 1% higher in the nine months of 2012 compared to the same period of 2011.

Direct to Consumer segment operating profit was $3 million higher in the nine months of 2012 compared to the same period of 2011 primarily due to price increases and lower media spending, partially offset by unfavorable product sales mix.

International

	Nine Months Ended
	September 29, 2012	October 1, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$364,792	$372,943	$(8,151)	(2.2	) %
Segment operating profit	33,964	43,275	(9,311)	(21.5)

Overall net sales in the International segment were lower by $8 million, or 2%, in the nine months of 2012 compared to the same period of 2011 primarily due to an unfavorable impact of foreign exchange rates. Excluding the unfavorable impact of foreign exchange rates, International segment net sales were higher by 3%. Excluding the impact of foreign currency, net sales were impacted by the following:

•

Higher net sales in our activewear category in Australia primarily resulting from a benefit from the acquisition of the assets of the TNF Group Unit Trust from TNF Group Pty Ltd, as trustee, and of Player Sportswear Unit Trust from Player Sportswear Pty Ltd, as trustee (collectively “TNF”) in April 2011.

•

Higher net sales in Latin America primarily due to space gains and higher unit sales volume in our retail casualwear category in Brazil and price increases in our intimate apparel category in Argentina.

•	Lower net sales in Asia primarily resulting from a one-time termination fee of $5 million that we received in the first quarter of 2011 related to a royalty license agreement.

International segment operating profit was lower by $9 million in the nine months of 2012 compared to the same period of 2011. In addition to increased cotton costs and other inflation, the lower operating profit was attributable to a one-time termination fee of $5 million that we received in 2011 related to a royalty license agreement and an unfavorable impact related to foreign currency exchange rates. These higher costs were partially offset by lower media spending and price increases.

General Corporate Expenses

General corporate expenses were higher in the nine months of 2012 compared to the same period of 2011 primarily due to costs related to supply chain actions and higher compensation-related expenses, such as long-term incentive compensation costs and pension expense, partially offset by higher foreign exchange transactions gains.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are cash generated by operations and availability under the $600 million revolving credit facility (the “Revolving Loan Facility”) under the senior secured credit facility that we entered into in 2006 and amended and restated in December 2009 (the “2009 Senior Secured Credit Facility”), the accounts receivable securitization facility that we entered into in November 2007 (the “Accounts Receivable Securitization Facility”) and our international loan facilities. At September 29, 2012, we had $589 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $87 million of borrowing availability under our international loan facilities, $182 million in cash and cash equivalents, and no borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

The following have impacted or are expected to impact liquidity:

•	we have principal and interest obligations under our debt;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we may selectively pursue strategic acquisitions;

•	we may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could significantly impact our effective income tax rate; and

•

our board of directors has authorized the repurchase of up to 10 million shares of our stock in the open market over the next few years (2.8 million of which we have repurchased as of September 29, 2012 at a cost of $75 million).

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. Although we may choose to pursue strategic acquisitions or repurchase our stock in the open market, during 2012 and 2013 we intend to utilize cash flow primarily for the reduction of long-term debt.

During the nine months of 2012 we have incurred approximately $19 million of charges in 2012 for supply chain actions primarily associated with the imagewear restructuring. Offsetting these charges are efficiency savings from our supply chain optimization initiatives of approximately $31 million we realized during the nine months of 2012. We expect to realize approximately $40 million of efficiency savings for the full year in 2012.

Inflation and Changing Prices

The economic environment in which we are operating continues to be uncertain and volatile, which could have unanticipated adverse effects on our business during the remainder of 2012 and beyond. For example, our results in the nine months of 2012 were significantly impacted by a sustained increase in various input costs, such as cotton and oil-related materials, utilities, freight and wages. However, with the recent decline in cotton prices, the most significant contributor to our cost inflation is now behind us. Based on current market conditions, we expect the impact of cost inflation to be approximately $250 million in 2012. Cost inflation impacted our results in the nine months of 2012 by approximately $270 million. The year to date cost inflation will be offset by a reduction in input costs in the fourth quarter of 2012 as compared to the fourth quarter of 2011, primarily due to lower cotton costs.

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

Sources and Uses of Our Cash

The information presented below regarding the sources and uses of our cash flows for the nine months ended September 29, 2012 and October 1, 2011 was derived from our consolidated financial statements.

	Nine Months Ended
	September 29, 2012	October 1, 2011
	(dollars in thousands)
Operating activities	$309,405	$(26,874)
Investing activities	(16,454)	(65,239)
Financing activities	(146,189)	97,492
Effect of changes in foreign currency exchange rates on cash	162	(1,053)

Increase in cash and cash equivalents	146,924	4,326
Cash and cash equivalents at beginning of year	35,345	43,671

Cash and cash equivalents at end of period	$182,269	$47,997

Operating Activities

Net cash provided by operating activities was $309 million in the nine months of 2012 compared to net cash used in operating activities of $27 million in the same period of 2011. The higher net cash from operating activities is primarily attributable to improved working capital resulting from a reduction in inventory levels caused by declining cotton costs and unit levels.

Investing Activities

Net cash used in investing activities was $16 million in the nine months of 2012 compared to $65 million in the same period of 2011. The lower net cash used in investing activities was primarily the result of lower net capital expenditures of $27 million and net cash proceeds of $13 million from the sale of the European imagewear business in 2012. In addition, we used cash of $9 million in 2011 related to the acquisition of TNF in April 2011.

Financing Activities

Net cash used in financing activities was $146 million in the nine months of 2012 compared to net cash provided by financing activities of $97 million in 2011. The lower net cash from financing activities was primarily the result of redeeming our Floating Rate Senior Notes in the amount of $148 million in July 2012 and lower net borrowings on our Accounts Receivable Securitization Facility and Revolving Loan Facility.

Financing Arrangements

During 2012, the following changes have been made to our financing arrangements:

•	In March 2012, we amended the Accounts Receivable Securitization Facility. This amendment decreased certain usage fee rates and extended the termination date to March 2013.

•	In July 2012, we redeemed approximately $148 million of the Floating Rate Senior Notes at 100% of the principal amount thereof and redeemed the remaining balance of $145 million in October 2012.

•

In July 2012, we amended the Revolving Loan Facility to reduce the interest rate by 100 basis points and extend the maturity date to September 2016 with the provision that it will be extended to July 2017 if we redeem or refinance our 8% Senior Notes prior to September 2016.

As of September 29, 2012, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 or other SEC filings could cause noncompliance.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in these policies during the quarter ended September 29, 2012.

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
Richard D. Moss
Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: October 24, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008).

31.1	Certification of Richard A. Noll, Chief Executive Officer.

31.2	Certification of Richard D. Moss, Chief Financial Officer.

32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.

32.2	Section 1350 Certification of Richard D. Moss, Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

E-1