Form 10-K
period 2012-12-29
Hanesbrands Inc.
filed 2013-02-06
CIK 1359841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,682,745,394 (based on the closing price of the common stock of $27.73 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).

As of February 1, 2013, there were 98,289,578 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2013 annual meeting of stockholders.

Trademarks, Trade Names and Service Marks

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that may appear in this Annual Report on Form 10-K include the Hanes, Champion, C9 by Champion, Bali, Playtex, Just My Size, L’eggs, barely there, Wonderbra, Gear for Sports, Zorba, Sol y Oro and Rinbros marks, which may be registered in the United States and other jurisdictions. We do not own any trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K.

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

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	current economic conditions, including consumer spending levels and the price elasticity of our products;

•	the impact of significant fluctuations and volatility in various input costs, such as cotton and oil-related materials, utilities, freight and wages;

•	the highly competitive and evolving nature of the industry in which we compete;

•	loss of or reduction in sales to any of our top customers or groups of customers;

•

our ability to successfully manage social, political, economic, legal and other conditions affecting our domestic and foreign operations and our supply chain sources, such as political instability and acts of war or terrorism, natural disasters, disruption of markets, operational disruptions, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	the impact of the loss of one or more of our suppliers of finished goods or raw materials;

•	our ability to manage our inventory effectively and reduce inventory reserves;

•	our ability to optimize our global supply chain;

•	our ability to distribute our products effectively through our distribution network;

•	the risk of significant fluctuations in foreign currency exchange rates;

•	the impact of customers requiring products on an exclusive basis or other forms of economic support;

•	our ability to keep pace with changing consumer preferences;

•	the impact of any inadequacy, interruption or failure with respect to our information technology or any data security breach;

•	our ability to protect our reputation and brand images;

•	our ability to protect our trademarks, copyrights and patents;

•

risks associated with our indebtedness, such as our debt service requirements, the financial ratios our debt instruments require us to maintain and restrictions on our operating and financial flexibility;

•	market returns on the plan assets of our pension plans;

•	the impact of a significant decline in the fair value of the intangible assets and goodwill on our balance sheet;

•	unanticipated changes in our tax rates or exposure to additional income tax liabilities or a change in our ability to realize deferred tax benefits;

•	our ability to comply with environmental and other laws and regulations;

•	legal, regulatory, political and economic risks associated with our operations in international markets;

•	changes in our relationship with our employees and costs and adverse publicity from violations of labor or environmental laws by us or our suppliers;

•	our ability to attract and retain key personnel;

•	our ability to integrate and grow acquisitions successfully; and

•	anti-takeover provisions our charter and bylaws, as well as Maryland law and our stockholder rights agreement.

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

Company Overview

Hanesbrands Inc., a Maryland corporation (collectively with its subsidiaries, “Hanesbrands,” “we,” “us,” “our” or the “Company”), is a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, C9 by Champion, Bali, Playtex, Just My Size, L’eggs, barely there, Wonderbra, Gear for Sports, Zorba, Sol y Oro and Rinbros. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, kids’ underwear, casualwear, activewear, socks and hosiery.

Our operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Direct to Consumer and International. These segments are organized principally by product category, geographic location or distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms.

Our products are sold through multiple distribution channels. During 2012, approximately 46% of our net sales were to mass merchants in the United States, 13% were to national chains and department stores in the United States, 11% were in our International segment, 8% were in our Direct to Consumer segment in the United States and 22% were to other retail channels in the United States such as embellishers, specialty retailers, wholesale clubs, drug stores, collegiate bookstores, discount retailers and sporting goods stores. In addition to designing and marketing basic apparel, we have a long history of operating a global supply chain that incorporates a mix of self-manufacturing, third party contractors and third party sourcing.

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

Hanesbrands was organized in 2005 and spun off from Sara Lee Corporation (now known as The Hillshire Brands Company) in September 2006. In November 2010, we completed our acquisition of GearCo, Inc., known as Gear for Sports, a leading seller of licensed logo apparel in collegiate bookstores and other channels. This acquisition significantly strengthened our strategy of creating stronger branded and defensible businesses in our Outerwear segment. In the second quarter of 2012, we narrowed the focus of our worldwide imagewear business, which led us to sell our European imagewear business and discontinue our private-label and Outer Banks domestic imagewear operations serving wholesalers that sell to the screen-print industry. The execution of our new worldwide imagewear strategy allows us to focus our imagewear business (now known as branded printwear) on Hanes and Champion branded products in the United States with improved operating margins. As a result of these actions, the current year and prior-year disclosures reflect these operations as discontinued operations.

Our fiscal year ends on the Saturday closest to December 31. All references to “2012,” “2011” and “2010” relate to our fiscal years ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

Our Brands

Our portfolio of leading brands is designed to address the needs and wants of various consumer segments across a broad range of basic apparel products. According to The NPD Group/Consumer Tracking Service, or “NPD,” our brands held either the number one or number two U.S. market position by units sold in most product categories in which we compete, for the 12-month period ended November 30, 2012. Each of our brands has a particular consumer positioning that distinguishes it from its competitors and guides its advertising and product development. We discuss some of our most important brands in more detail below.

Hanes is the largest and most widely recognized brand in our portfolio. The Hanes brand covers all of our product categories, including men’s underwear, kids’ underwear, bras, panties, socks, T-shirts, fleece and sheer hosiery. Hanes stands for outstanding comfort, style and value. According to NPD, Hanes is the number one brand of total apparel in the U.S. as well as the leading brand of men’s and boys’ underwear, women’s and girls’ panties, and socks for the family by units sold for the 12-month period ended November 30, 2012.

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

Bali is the third-largest brand within our portfolio, offering a range of bras, panties and shapewear sold in the department store channel. Playtex, the fourth-largest brand within our portfolio, offers a line of bras, panties and shapewear, including products that offer solutions for hard to fit figures. Our brand portfolio also includes the following well-known brands: Just My Size, L’eggs, barely there, Wonderbra and Gear for Sports. These brands serve to round out our product offerings, allowing us to give consumers a variety of options to meet their diverse needs.

Our Segments

The following table summarizes our operating segments by product category:

Segment	Primary Products	Primary Brands

Innerwear	Intimate apparel, such as bras, panties, hosiery and shapewear	Hanes, Bali, Playtex, L’eggs, barely there, Just My Size, Wonderbra, Donna Karan,* DKNY*
	Men’s underwear and kids’ underwear	Hanes, Champion, Polo Ralph Lauren*
	Socks	Hanes, Champion

Outerwear	Activewear, such as performance T-shirts and shorts, fleece, sports bras and thermals	Champion, Gear for Sports, Duofold

	Casualwear, such as T-shirts, fleece and sport shirts	Hanes, Just My Size, Champion, Hanes Beefy-T

Direct to Consumer	Activewear, men’s underwear, kids’ underwear, intimate apparel, socks, hosiery and casualwear	Hanes, Bali, Champion, Playtex, barely there, Just My Size, L’eggs

International	Activewear, men’s underwear, kids’ underwear, intimate apparel, socks, hosiery and casualwear	Hanes, Champion, Wonderbra,** Playtex,** Zorba, Kendall,* Sol y Oro, Rinbros, Polo Ralph Lauren,* Track N Field, Ritmo

*	Brand used under a license agreement.
**	As a result of the February 2006 sale of the European branded apparel business of Sara Lee Corporation, we are not permitted to sell this brand in the member states of the European Union, several other European countries and South Africa.

As a result of the reduced size of our sheer hosiery business and changing trends, we decided in the first quarter of 2012 to change our external segment reporting to include hosiery operations within the Innerwear segment. Hosiery had previously been reported as a separate segment. Prior-year segment sales and operating profit results, including other minor allocation changes, have been revised to conform to the current-year presentation. Financial information regarding Hanesbrands’ segments is included in Note 18, “Business Segment Information,” to our financial statements included in this Annual Report on Form 10-K.

Innerwear

The Innerwear segment focuses on core apparel products, such as intimate apparel, men’s underwear, kids’ underwear and socks, marketed under well-known brands that are trusted by consumers. According to NPD, we are the intimate apparel category leader in the United States with our Hanes, Bali, Playtex, L’eggs, barely there, Just My Size and Wonderbra brands, and we are also the leading manufacturer and marketer of men’s underwear and kids’ underwear under the Hanes, Champion and Polo Ralph Lauren brand names and women’s sheer hosiery under the L’eggs, Hanes, Just My Size, Donna Karan and DKNY brands (based on NPD unit share for the 12 months ending November 30, 2012). During 2012, net sales from our Innerwear segment were $2.3 billion, representing approximately 52% of total net sales.

Outerwear

We are a leader in the activewear and casualwear markets through our Hanes, Champion, Just My Size and Duofold brands, where we sell products such as T-shirts and fleece to both retailers and wholesalers. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for footwear and sports accessories. In our branded printwear category, we supply our T-shirts, sport shirts and fleece products, including brands such as Hanes, Champion and Hanes Beefy-T, to customers, primarily wholesalers, who then resell to screen printers and embellishers. We also sell licensed logo apparel in collegiate bookstores and other channels under our Gear for Sports business. Our casualwear lines offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and Just My Size brands. The Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. During 2012, net sales from our Outerwear segment were $1.3 billion, representing approximately 29% of total net sales.

Direct to Consumer

Our Direct to Consumer operations include our value-based (“outlet”) stores and Internet operations which sell products from our portfolio of leading brands. We sell our branded products directly to consumers through our outlet stores, as well as our websites operating under the Hanes, One Hanes Place, Just My Size and Champion names. Our Internet operations are supported by our catalogs. As of December 29, 2012, we had 201 outlet stores. During 2012, net sales from our Direct to Consumer segment were $372 million, representing approximately 8% of total net sales.

International

Our International segment includes products that span across the Innerwear and Outerwear reportable segments and are primarily marketed under the Hanes, Champion, Wonderbra, Playtex, Zorba, Kendall, Sol y Oro, Rinbros, Polo Ralph Lauren, Track N Field and Ritmo brands. During 2012, net sales from our International segment were $501 million, representing approximately 11% of total net sales and included sales in Asia, Latin America, Canada and Australia. Our largest international markets are Japan, Canada, Mexico, Brazil and Australia.

Customers and Distribution Channels

In 2012, approximately 89% of our net sales were to customers in the United States and approximately 11% were to customers outside the United States. Domestically, almost 86% of our net sales were wholesale sales to retailers, 9% were direct to consumers and 5% were wholesale sales to wholesalers and third party embellishers. We have well-established relationships with some of the largest apparel retailers in the world. Our largest customers are Wal-Mart Stores, Inc. (“Wal-Mart”), Target Corporation (“Target”) and Kohl’s Corporation (“Kohl’s”), accounting for 28%,18% and 6%, respectively, of our total net sales in 2012. As is common in the basic apparel industry, we generally do not have purchase agreements that obligate our customers to purchase our products. However, all of our key customer relationships have been in place for 10 years or more. Wal-Mart, Target and Kohl’s are our only customers with sales that exceed 10% of any individual segment’s sales. In our Innerwear segment, Wal-Mart accounted for 39% of net sales, Target accounted for 18% of net sales and Kohl’s accounted for 11% of net sales during 2012. In our Outerwear segment, Target accounted for 30% of net sales and Wal-Mart accounted for 20% of net sales.

Sales to the mass merchant channel in the United States accounted for approximately 46% of our net sales in 2012. We sell all of our product categories in this channel primarily under our Hanes, Champion, Just My Size and Playtex brands. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Wal-Mart. Our largest mass merchant customer is Wal-Mart, which accounted for approximately 28% of our net sales in 2012.

Sales to the national chains and department stores channel in the United States accounted for approximately 13% of our net sales in 2012. National chains target a higher-income consumer than mass merchants, focus more of their sales on apparel items rather than other consumer goods such as grocery and drug products and are characterized by large retailers such as Kohl’s, JC Penney Company, Inc. and Sears Holdings Corporation. We sell all of our product categories in this channel. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than national chains or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s, Inc. and Dillard’s, Inc. We sell products in our intimate apparel, underwear, socks, hosiery and activewear categories through department stores.

Sales in our Direct to Consumer segment in the United States accounted for approximately 8% of our net sales in 2012. We sell our branded products directly to consumers through our 201 outlet stores, as well as our websites operating under the Hanes, One Hanes Place, Just My Size and Champion names. Our outlet stores are value-based, offering the consumer a savings of 25% to 40% off suggested retail prices, and sell first-quality, excess, post-season, obsolete and slightly imperfect products. Our websites, supported by our catalogs, address the growing direct to consumer channel that operates in today’s 24/7 retail environment, and we have an active database of approximately 4.4 million consumers receiving our catalogs and emails.

Sales in our International segment represented approximately 11% of our net sales in 2012, and included sales in Asia, Latin America, Canada and Australia. Our largest international markets are Japan, Canada, Mexico, Brazil and Australia. We also have offices in India and China and we operate in several locations in Latin America including Mexico, Argentina, Brazil and Central America. From an export business perspective, we use distributors to service customers in the Middle East and Asia, and have a limited presence in Latin America. The brands that are the primary focus of the export business include Hanes and Champion socks, Champion activewear, Hanes underwear and Bali, Playtex, Wonderbra and barely there intimate apparel. As discussed below under “Intellectual Property,” we are not permitted to sell Wonderbra and Playtex branded products in the member states of the EU, several other European countries and South Africa. For more information about our sales on a geographic basis, see Note 19. “Geographic Area Information,” to our financial statements.

Sales in other channels in the United States represented approximately 22% of our net sales in 2012. We sell T-shirts, golf and sport shirts and fleece sweatshirts to wholesalers and third party embellishers primarily under our Hanes, Champion and Hanes Beefy-T brands. We also sell a significant range of our underwear, activewear and socks products under the Champion brand to wholesale clubs, such as Costco Wholesale Corporation, and sporting goods stores, such as The Sports Authority, Inc. We sell primarily legwear and underwear products under the Hanes and L’eggs brands to food, drug and variety stores. We also sell licensed logo apparel in collegiate bookstores. We sell products that span across our Innerwear and Outerwear segments to the U.S. military for sale to servicemen and servicewomen and through discount retailers, such as the Dollar General Corporation and Family Dollar Stores, Inc.

Manufacturing, Sourcing and Distribution

During 2012, approximately 75% of our cost of sales were from finished goods manufactured through a combination of facilities we own and operate and facilities owned and operated by third party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We sourced the remainder of our finished goods from third party manufacturers who supply us with finished products based on our designs. In making decisions about the location of manufacturing operations and third party sources of supply, we consider a number of factors, including labor, local operating costs, quality, regional infrastructure, applicable quotas and duties and freight costs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.

Finished Goods That Are Manufactured by Hanesbrands

The manufacturing process for the finished goods that we manufacture begins with raw materials we obtain from suppliers. The principal raw materials in our product categories are cotton and synthetics. Cotton and synthetic materials are typically spun into yarn, which is then knitted into cotton, synthetic and blended fabrics. We source all of our yarn requirements from large-scale suppliers. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with scheduled production. In addition to cotton yarn and cotton-based textiles, we use thread, narrow elastic and trim for product identification, buttons, zippers, snaps and lace. These fabrics are cut and sewn into finished products, either by us or by third party contractors. We currently operate 41 manufacturing facilities. Most of our cutting and sewing operations are strategically located in Asia, Central America and the Caribbean Basin. Alternate sources of these materials and services are readily available.

Finished Goods That Are Manufactured by Third Parties

In addition to our manufacturing capabilities, we also source finished goods we design from third party manufacturers, also referred to as “turnkey products.” Many of these turnkey products are sourced from international suppliers by our strategic sourcing hubs in Asia.

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

Distribution

As of December 29, 2012, we distributed our products from 31 distribution centers. These facilities include 13 facilities located in the United States and 18 facilities located outside the United States in regions where we manufacture our products. We internally manage and operate 18 of these facilities, and we use third party logistics providers who operate the other 13 facilities on our behalf. International distribution operations use a combination of third party logistics providers, as well as owned and operated distribution operations, to distribute goods to our various international markets.

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

Seasonality and Other Factors

Our operating results are subject to some variability due to seasonality and other factors. For instance, we generally have higher sales during the back-to-school and holiday shopping seasons and during periods of cooler weather which benefits certain product categories such as fleece. Our diverse range of product offerings, however, provides some mitigation to the impact of seasonal changes in demand for certain items. Sales levels in any period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses (“MAP”) may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

Product Innovation and Marketing

At the core of our design, research and product development capabilities is an integrated team of approximately 190 professionals. A facility located in Winston-Salem, North Carolina, is the center of our research, technical design and product development efforts. We also employ creative design and product development personnel in our design center in New York City and design personnel at the Gear for Sports facility in Lenexa, Kansas. In 2012, 2011 and 2010, we spent approximately $48 million, $47 million and $47 million, respectively, on design, research and product development, including the development of new and improved products.

Our ability to react to changing customer needs and industry trends is key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We seek to leverage our insights into consumer demand in the basic apparel industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. Examples of our recent product innovations include:

•	Hanes ComfortBlend undershirts and underwear bottoms that feature a 50/50 cotton/poly blend fabric that delivers superior softness with less shrinkage after washing.

•	Hanes Tagless underwear bottoms that deliver a new level of comfort with superior softness without the itch and irritation of a tag.

•

Hanes, Playtex, Bali and barely there bras with our Smart Sizes feature that eliminates the complicated cup-and-band combinations of traditional bra sizing systems and takes the guess work out of finding the right size through its innovative shape-to-fit technology.

•

The Champion sweetheart compression sports bra that represents a significant departure from the design of traditional compression sports bras by narrowing the straps and lowering the neckline to be more attractive — all without compromising exceptional support and fit.

•	The Champion Smoothie sports bra with sleek, lightweight fabrics and innovative features designed to deliver ultra-comfortable high support up to D-cup sizes.

•	Hanes and L’eggs hosiery made with run-resistant technology for beauty that lasts.

•	Hanes Convert-A-Tight, a patent pending tight that has a toe pocket that completely envelopes the toe or that may be folded back to neatly form a legging.

Our strategy is to bring consumer-driven innovation to market in a compelling way. Our approach is to build targeted, effective multimedia advertising and marketing campaigns to increase awareness of our key brands. Driving growth platforms across categories is a major element of our strategy as it enables us to meet key consumer needs and leverage advertising dollars. We believe that the strength of our consumer insights, our distinctive brand propositions and our focus on integrated marketing give us a competitive advantage in the fragmented apparel marketplace. Examples of our recent advertising and marketing initiatives include:

•

Hanes launched new national television ads starring Michael Jordan in support of Hanes Tagless underwear bottoms and tops and Hanes ComfortBlend underwear. The campaign included a new series of television commercials showing that Hanes Tagless underwear bottoms do not contain annoying tags like other underwear and highlighting the superior softness of Hanes ComfortBlend undershirts.

•

Champion formally announced a partnership with LXM PRO for the 2012 professional lacrosse tour, allowing us to reach lacrosse fans and elite players across the U.S. Champion is the provider of uniforms and sideline apparel for LXM PRO events as well as the presenting sponsor for the event series.

•	We continued to reach out to our consumers through social media, where Hanes and Champion have over 4.7 million and 730,000 Facebook fans, respectively.

•

We continued our commitment to cause marketing across multiple brands, including: the Hanes partnership with Box Tops for Education that will enable schools across the U.S. to earn valuable Box Tops when they order Hanes products or apparel; the fourth annual Hanes Holiday Sock Drive to bring comfort in the form of half a million socks to those who need it most; the L’eggs partnership with Dress for Success, an international not-for-profit organization that promotes the economic independence of disadvantaged women by providing professional attire, a network of support and career development tools; and the Bali partnership with The Breast Cancer Research Foundation, which plays a critical role in helping women with breast cancer.

Competition

The basic apparel market is highly competitive and rapidly evolving. Competition generally is based upon brand name recognition, price, product quality, selection, service and purchasing convenience. Our businesses face competition today from other large corporations and foreign manufacturers. Fruit of the Loom, Inc., a subsidiary of Berkshire Hathaway Inc., competes with us across most of our segments through its own offerings and those of its Russell Corporation and Vanity Fair Intimates offerings. Other competitors in our Innerwear segment include Limited Brands, Inc.’s Victoria’s Secret brand, Jockey International, Inc., Warnaco Group Inc. and Maidenform Brands, Inc. Other competitors in our Outerwear segment include various private label and controlled brands sold by many of our customers, Gildan Activewear, Inc. and Gap Inc. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, department stores and other retailers, including many of our customers, market and sell basic apparel products under private labels that compete directly with our brands. Our competitive strengths include our strong brands with leading market positions, our high-volume, core products focus, our significant scale of operations, our global supply chain and our strong customer relationships. We continually strive to improve in each of these areas. According to NPD, we are the largest seller of basic apparel in the United States as measured by units sold for the 12-month period ended November 30, 2012 and our brands held either the number one or number two U.S. market position by units sold in most product categories in which we compete.

Intellectual Property

Overview

We market our products under hundreds of trademarks and service marks in the United States and other countries around the world, the most widely recognized of which are Hanes, Champion, C9 by Champion, Bali, Playtex, Just My Size, L’eggs, barely there, Wonderbra, Gear for Sports, Zorba, Sol y Oro and Rinbros. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear, and we also hold licenses from various toy and media companies giving us the right to use certain of their proprietary characters, names and trademarks.

Some of our own trademarks are licensed to third parties, such as Champion for athletic-oriented accessories. In the United States and Canada, the Playtex trademark is owned by Playtex Marketing Corporation, of which we own a 50% interest and which grants to us a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of apparel in the United States and Canada. The other 50% interest in Playtex Marketing Corporation is owned by Playtex Products, Inc., an unrelated third party, who has a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of non-apparel products in the United States. Outside the United States and Canada, we own the Playtex trademark and perpetually license such trademark to Playtex Products, Inc. for non-apparel products. In addition, as described below, an affiliate of Sun Capital Partners, Inc., or “Sun Capital,” has an exclusive, perpetual, royalty-free license to manufacture, sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the European Union, as well as several other European nations and South Africa. We also own a number of copyrights. Our trademarks and copyrights are important to our marketing efforts and have substantial value. We aggressively protect these trademarks and copyrights from infringement and dilution through appropriate measures, including court actions and administrative proceedings.

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

Shared Trademark Relationship with Sun Capital

In February 2006, our former parent company, Sara Lee Corporation, sold its European branded apparel business to an affiliate of Sun Capital. In connection with the sale, Sun Capital received an exclusive, perpetual, royalty-free license to manufacture, sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the European Union, as well as Belarus, Bosnia-Herzegovina, Croatia, Macedonia, Moldova, Morocco, Norway, Russia, Serbia-Montenegro, South Africa, Switzerland, Ukraine, Andorra, Albania, Channel Islands, Lichtenstein, Monaco, Gibraltar, Guadeloupe, Martinique, Reunion and French Guyana, which we refer to as the “Covered Nations.” We are not permitted to sell Wonderbra and Playtex branded products in the Covered Nations, and Sun Capital is not permitted to sell Wonderbra and Playtex branded products outside of the Covered Nations. In connection with the sale, we also have received an exclusive, perpetual royalty-free license to sell DIM and UNNO branded products in Panama, Honduras, El Salvador, Costa Rica, Nicaragua, Belize, Guatemala, Mexico, Puerto Rico, the United States, Canada and, for DIM products, Japan. We are not permitted to sell DIM or UNNO branded apparel products outside of these countries and Sun Capital is not permitted to sell DIM or UNNO branded apparel products inside these countries. In addition, the rights to certain European-originated brands previously part of Sara Lee Corporation’s branded apparel portfolio were transferred to Sun Capital and are not included in our brand portfolio.

Geographic Financial Summary

For a summary of our operations by geographic area for each of the three most recent fiscal years, including revenues from external customers and long-lived assets, see Note 19, “Geographic Area Information,” to our financial statements included in this Annual Report on Form 10-K.

Governmental Regulation and Environmental Matters

We are subject to U.S. federal, state and local laws and regulations that could affect our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. Some of our international businesses are subject to similar laws and regulations in the countries in which they operate. Our operations also are subject to various international trade agreements and regulations. While we believe that we are in compliance in all material respects with all applicable governmental regulations, current governmental regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.

We are subject to various federal, state, local and foreign laws and regulations that govern our activities, operations and products that may have adverse environmental, health and safety effects, including laws and regulations relating to generating emissions, water discharges, waste, product and packaging content and workplace safety. Noncompliance with these laws and regulations may result in substantial monetary penalties and criminal sanctions. We are aware of hazardous substances or petroleum releases at certain of our facilities and are working with the relevant environmental authorities to investigate and address such releases. We also have been identified as a “potentially responsible party” at certain waste disposal sites undergoing investigation and cleanup under the federal Comprehensive Environmental Response, Compensation and Liability Act (commonly known as Superfund) or state Superfund equivalent programs. Where we have determined that a liability has been incurred and the amount of the loss can reasonably be estimated, we have accrued amounts in our balance sheet for losses related to these sites. Compliance with environmental laws and regulations and our remedial environmental obligations historically have not had a material impact on our operations, and we are not aware of any proposed regulations or remedial obligations that could trigger significant costs or capital expenditures in connection with such compliance.

Corporate Social Responsibility

We have a formal corporate social responsibility (“CSR”) program that consists of five core initiatives: a global ethics program for all employees worldwide; a facility compliance program that seeks to ensure that company and supplier plants meet our labor and social compliance standards; a product safety program; global environmental management and energy management systems that seek to reduce the environmental impact of our operations; and a commitment to corporate philanthropy which seeks to meet the “fundamental needs” of the communities in which we live and work. We employ more than 15 full-time CSR personnel across the world to manage our program.

Hanesbrands’ global social compliance program is fully accredited by the Fair Labor Association (the “FLA”), a leading independent nongovernmental international workers’ rights organization. The FLA works with industry, civil society organizations and colleges and universities to protect workers’ rights and improve working conditions in factories around the world. A representative of Hanesbrands sits on the FLA governing board. Participating companies in the FLA are required to fulfill 10 comprehensive obligations to protect workers’ rights, including conducting internal monitoring of facilities, submitting to independent monitoring audits and verification, and managing and reporting information on their compliance efforts. The FLA conducts unannounced, independent external monitoring audits of a sample of a participating company’s plants and suppliers and publishes the results of those audits for the public to review. As You Sow, a San Francisco-based shareholder advocacy organization, issued a report on apparel supply chain compliance programs and awarded Hanesbrands’ program with the third-highest grade of the 15 companies studied. In 2012, Free 2 Work, an organization working in conjunction with the International Labor Rights Forum, gave Hanesbrands an overall grade of “A” for our compliance program — well ahead of most of our competitors.

We are committed to reducing our greenhouse gas footprint, and we have implemented a comprehensive corporate energy policy to minimize energy consumption, reduce operating costs, and continually reduce emissions to the environment. We manage this commitment by reducing our energy consumption as much as possible, exploring better supply chain management to reduce our use of energy-intensive transportation, adopting cleaner technologies where possible and actively tracking our energy metrics. We have also worked closely with Energy Star, a program of the U.S. Environmental Protection Agency that helps save money and protect the environment through energy efficient products and practices. Hanesbrands earned the U.S. EPA Energy Star Partner of the Year Award in 2010 and 2011 for energy efficiency progress and the Sustained Excellence in Energy Management Award in 2012. In Newsweek’s latest annual list of the 500 greenest companies in America, Hanesbrands ranks second in the Textile, Apparel and Luxury Companies Category.

We also incorporate Leadership in Energy and Environmental Design (“LEED”) practices into many remodeling and new construction projects for our facilities around the world, including sales offices, retail stores, headquarters buildings, distribution centers and manufacturing facilities. Our more than one million-square-foot fabric production plant in Nanjing, China, is one of the few manufacturing facilities with LEED certification in that country, and our 1.3 million-square-foot distribution center in Perris, California, is one of the largest LEED-certified distribution centers in the world. Sustainable features of the LEED-certified facilities include reduction of energy usage through extensive use of natural skylighting, motion-detection lighting, advanced climate control technology, reduction of water usage through low-water bathroom fixtures and low-water landscaping, innovative site grading techniques and use of locally produced concrete.

Our corporate philanthropic efforts are focused on meeting the “fundamental needs” of the communities in which we live and work. In 2012, we were again the largest corporate giver to our local United Way in Forsyth County, N.C., with our corporate and employee gifts totaling more than $2.2 million. We were recently recognized with the United Way of Forsyth County’s “Decade of Excellence Award.” In Central America and the Caribbean basin, we have instituted the unique Green For Good program (Viviendo Verde), in which we use a large portion of the proceeds from recycling waste materials in our manufacturing operations for community improvement projects, such as school and health-clinic renovations, that also are supported through extensive employee volunteerism.

Employees

As of December 29, 2012, we had approximately 51,500 employees, approximately 7,600 of whom were located in the United States. Of the employees located in the United States, approximately 2,100 were full or part-time employees in our stores within our direct to consumer channel. As of December 29, 2012, in the United States, approximately 30 employees were covered by collective bargaining agreements. Some of our international employees were also covered by collective bargaining agreements. We believe our relationships with our employees are good.

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

The economic environment in which we are operating continues to be uncertain and volatile, which could have unanticipated adverse effects on our business during 2013 and beyond. We experienced a sustained increase in various input costs, such as cotton and oil-related materials, utilities, freight and wages, during 2011 and the first half of 2012, and we may experience similar increases in the future. Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. Increases in inflation may not be matched by rises in income, which also could have a negative impact on spending. In addition, sudden decreases in the costs for materials, including cotton, may result in the cost of inventory exceeding the cost of new production, which could result in lower profitability, particularly if these decreases result in downward price pressure. If, in the future we incur volatility in the costs for materials, including cotton, and labor that we are unable to offset through price adjustments or improved efficiencies, or if consumer spending declines or if our competitors’ unwillingness to follow our price changes results in downward price pressure, our business, results of operations, financial condition and cash flows may be adversely affected.

We operate in a highly competitive and rapidly evolving market, and our market share and results of operations could be adversely affected if we fail to compete effectively in the future.

The basic apparel market is highly competitive and evolving rapidly. Competition is generally based upon brand name recognition, price, product quality, selection, service and purchasing convenience. Our businesses face competition today from other large corporations and foreign manufacturers, as well as department stores and other retailers, including many of our customers, that market and sell basic apparel products under private labels that compete directly with our brands. In our Outerwear segment, we also face competition in the branded printwear category from other manufacturers with respect to the sale of lower-margin products to wholesalers and third party embellishers, whose purchasing decisions are primarily driven by price, rather than brand name recognition. Increased competition may result in a loss of or a reduction in shelf space and promotional support and reduced prices, in each case decreasing our cash flows, operating margins and profitability. Our ability to remain competitive in the areas of price, quality, brand recognition, research and product development, manufacturing and distribution will, in large part, determine our future success. If we fail to compete successfully, our market share, results of operations and financial condition will be materially and adversely affected.

We rely on a relatively small number of customers for a significant portion of our sales, and the loss of or material reduction in sales to any of our top customers could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In 2012, our top 10 customers accounted for 63% of our net sales and our top two customers, Wal-Mart and Target, accounted for 28% and 18% of our net sales, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Moreover, our top customers are the largest market participants in our primary distribution channels across all of our product lines. We generally do not enter into purchase agreements that obligate our customers to purchase our products, and as a result, most of our sales are made on a purchase order basis. A decision by any of Hanesbrands’ top customers to significantly decrease the volume of products purchased from Hanesbrands could substantially reduce revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if any of our customers devote less selling space to apparel products, our sales to those customers could be reduced even if we maintain our share of their apparel business. Any such reduction in apparel selling space could result in lower sales and our business, results of operations, financial condition and cash flows may be adversely affected.

Any disruption to our supply chain or adverse impact on its extensive network of operations may adversely affect our business, results of operations, financial condition and cash flows.

We have an extensive global supply chain. A significant portion of our products are manufactured in or sourced from locations in Asia, Central America and the Caribbean Basin. Potential events that may disrupt our supply chain operations include:

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

We purchase all of the raw materials used in our products and approximately 25% of the cost of sales derived from apparel designed by us from a limited number of third party suppliers and manufacturers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third party suppliers or manufacturers experience financial difficulties that they are not able to overcome resulting from worldwide economic conditions, production problems, difficulties in sourcing raw materials, lack of capacity or transportation disruptions, or if for these or other reasons they raise the prices of the raw materials or finished products we purchase from them. The magnitude of this risk depends upon the timing of any interruptions, the materials or products that the third party manufacturers provide and the volume of production.

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

We have restructured our supply chain to create more efficient production clusters that utilize fewer, larger facilities and to balance our production capability between the Western Hemisphere and Asia. We consolidated our distribution network by implementing new warehouse management systems and technology and adding new distribution centers and new third party logistics providers to replace parts of our legacy distribution network. With our global supply chain infrastructure in place, we continue to be focused long-term on optimizing our supply chain to further enhance efficiency, improve working capital and asset turns and reduce costs through several initiatives, such as supplier-managed inventory for raw materials and sourced goods ownership arrangements. If we are not able to optimize our supply chain, we may not be successful at improving working capital and asset turns and reducing costs.

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

We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. As a result, when the U.S. dollar weakens against any of these currencies, our cost of sales could increase substantially. Outside the United States, we may pay for materials or finished products in U.S. dollars, and in some cases a strengthening of the U.S. dollar could effectively increase our costs where we use foreign currency to purchase the U.S. dollars we need to make such payments. We use foreign exchange forward contracts to hedge material exposure to adverse changes in foreign exchange rates. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our financial statements due to the translation of operating results and financial position of our foreign subsidiaries.

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

Our ability to effectively manage and operate our business depends significantly on information technology systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses, or a breach in security of these systems could adversely impact the operations of our business. Moreover, we and our customers could suffer harm if customer information were accessed by third parties due to a security failure in our systems. It could also require significant expenditures to remediate any such failure, problem or breach.

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

We design, manufacture, source and sell a number of our products under trademarks that are licensed from third parties, such as our Polo Ralph Lauren men’s underwear. Because we do not control the brands licensed to us, our licensors could make changes to their brands or business models that could result in a significant downturn in a brand’s business, adversely affecting our sales and results of operations. If any licensor engages in behavior with respect to the licensed marks that would cause us reputational harm, or if any of the brands licensed to us violates the trademark rights of another or are deemed to be invalid or unenforceable, we could experience a significant downturn in that brand’s business, adversely affecting our sales and results of operations, and we may be required to expend significant amounts on public relations, advertising and, possibly, legal fees.

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

We are subject to certain risks as a result of our indebtedness.

Our indebtedness includes the $600 million revolving credit facility (the “Revolving Loan Facility”) under our senior secured credit facility (the “Senior Secured Credit Facility”), our $250 million 8.000% Senior Notes due 2016 (the “8% Senior Notes”), our $1 billion 6.375% Senior Notes due 2020 (the “6.375% Senior Notes”) and the $225 million accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”).

The Senior Secured Credit Facility and the indentures governing the 8% Senior Notes and the 6.375% Senior Notes contain restrictions that affect, and in some cases significantly limit or prohibit, among other things, our ability to borrow funds, pay dividends or make other distributions, make investments, engage in transactions with affiliates, or create liens on our assets. Covenants in the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility require us to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization), or leverage ratio, and an additional covenant in the Senior Secured Credit Facility requires us to maintain a maximum total senior secured debt to EBITDA ratio. These restrictions and covenants could limit our ability to obtain additional capital in the future to fund capital expenditures or acquisitions, meet our debt payment obligations and capital commitments, fund any operating losses or future development of our business affiliates, obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize our assets, or conduct other necessary or prudent corporate activities. Any failure to comply with these covenants and restrictions could result in an event of default that accelerates the maturity of our indebtedness under such facilities, resulting in an adverse effect on our business.

The lenders under the Senior Secured Credit Facility have received a pledge of substantially all of our existing and future direct and indirect subsidiaries, with certain customary or agreed-upon exceptions for foreign subsidiaries and certain other subsidiaries. Additionally, these lenders generally have a lien on substantially all of our assets and the assets of our subsidiaries, with certain exceptions. The financial institutions that are party to the Accounts Receivable Securitization Facility have a lien on certain of our domestic accounts receivables. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the Senior Secured Credit Facility or the Accounts Receivable Securitization Facility, the lenders under those facilities will be entitled to foreclose on substantially all of our assets and, at their option, liquidate these assets, which would adversely impact the operations of our business.

Our indebtedness also could put us at a competitive disadvantage compared to our competitors that have lower levels of debt. These competitors could have greater financial flexibility to pursue strategic acquisitions, secure additional financing for their operations by incurring additional debt, expend capital to expand their manufacturing and production operations to lower-cost areas and apply pricing pressure on us. In addition, because many of our customers rely on us to fulfill a substantial portion of their basic apparel demand, any concern these customers may have regarding our financial condition may cause them to reduce the amount of products they purchase from us. Our debt service obligations could also impede our ability to withstand downturns in our industry or the economy.

Market returns could have a negative impact on the return on plan assets for our pension, which may require significant funding.

The plan assets of our pension plans, which had a return of approximately 11% and negative 1% during 2012 and 2011, respectively, are invested mainly in domestic and international equities, bonds and real estate. We are unable to predict the variations in asset values or the severity or duration of any disruptions in the financial markets or adverse economic conditions in the United States, Europe and Asia. The funded status of these plans, and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 84% funded as of December 29, 2012. Any downward pressure on the asset values of these plans may require us to fund obligations earlier than we had originally planned, which would have a negative impact on cash flows from operations.

Our balance sheet includes a significant amount of intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or of a business unit could result in an asset impairment charge, which would be recorded as a noncash expense in our Consolidated Statement of Income.

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

As of December 29, 2012, we had approximately $433 million of goodwill and $120 million of trademarks and other identifiable intangibles on our balance sheet, which together represent 15% of our total assets. In the second quarter of 2012, in connection with our imagewear restructuring we recorded a non-cash impairment charge of $37 million related to our Outer Banks trademark and goodwill balances. No other impairment was identified in 2012, and we have not had any impairment charges in the last two years prior to 2012. Changes in the future outlook of a business unit could result in an impairment loss, which could have a material adverse effect on our results of operations and financial condition.

Changes in our tax rates or exposure to additional income tax liabilities could increase our income taxes and decrease our net income.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the amount of the income of our foreign subsidiaries that we expect to remit to the United States, changes in the valuation of deferred tax assets and liabilities, the resolution of issues arising from tax audits with various tax authorities, changes in tax laws, adjustments to income taxes upon finalization of various tax returns and other factors. In order to service our debt obligations, we may need to increase the portion of the income of our foreign subsidiaries that we expect to remit to the United States, which may significantly increase our income tax expense. Additionally, our strategic initiative to enhance our global supply chain by optimizing lower-cost manufacturing capacity and to support our commercial operations outside the United States may result in capital investments outside the United States that impact our income tax expense.

Our balance sheet includes a significant amount of deferred tax assets. We must generate sufficient future taxable income to realize the deferred tax benefits.

As of December 29, 2012, we had approximately $563 million of net deferred tax assets on our balance sheet, which represents 16% of our total assets. Deferred tax assets relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income). The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax benefits will not be realized. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowances against our deferred tax assets, which would cause an increase in our effective tax rate. A significant increase in our effective tax rate could have a material adverse effect on our financial condition or results of operations.

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

Our operations in international markets, and our earnings in those markets, may be affected by legal, regulatory, political and economic risks.

During 2012, net sales from our International segment were $501 million, representing approximately 11% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in regulatory requirements, and the imposition of new tariffs, quotas, taxes or exchange controls.

Regulatory changes could limit the countries in which we sell, produce or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by such changes can have a particular impact on our business when, after we have moved our operations to a particular location, new unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed.

Countries in which our products are manufactured or sold may from time to time impose additional new regulations, or modify existing regulations, including:

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

•	changes in the classification and/or valuation of products that could result in higher duty rates than we have historically paid;

•	modification of the trading status of certain countries;

•	requirements as to where products and/or inputs are manufactured or sourced;

•	creation of export licensing requirements, imposition of restrictions on export quantities or specification of minimum export pricing and/or export prices or duties;

•	creation of other restrictions on imports;

•	limitations on foreign owned businesses; or

•	government actions to cancel contracts, re-denominate the official currency, renounce or default on obligations, renegotiate terms unilaterally or expropriate assets.

Changes in regulatory, geopolitical policies and other factors, including those listed above, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are also subject to the U.S. Foreign Corrupt Practices Act, in addition to the anti-corruption laws of the foreign countries in which we operate. Although we implement policies and procedures designed to promote compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation could result in sanctions or other penalties and have an adverse effect on our business, reputation and operating results.

We had approximately 51,500 employees worldwide as of December 29, 2012, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.

We had approximately 51,500 employees worldwide as of December 29, 2012. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. Approximately 43,900 of those employees were outside of the United States. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.

In addition, approximately 30 of our employees in the United States are members of labor organizations or are covered by collective bargaining agreements. If there were a significant increase in the number of our employees who are members of labor organizations or become parties to collective bargaining agreements, we would become vulnerable to a strike, work stoppage or other labor action by these employees that could have an adverse effect on our business.

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

Name	Age	Positions
Richard A. Noll	55	Chairman of the Board of Directors and Chief Executive Officer
Gerald W. Evans Jr.	53	Co-Chief Operating Officer
William J. Nictakis	52	Co-Chief Operating Officer
Richard D. Moss	55	Chief Financial Officer
Joia M. Johnson	52	Chief Legal Officer, General Counsel and Corporate Secretary
Kevin W. Oliver	55	Chief Human Resources Officer
Michael E. Faircloth	47	President, Chief Supply Chain Officer
W. Howard Upchurch	48	President, Innerwear
John T. Marsh	47	President, Outerwear
Michael S. Ryan	45	Chief Accounting Officer and Controller

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

Michael E. Faircloth has served as our President, Chief Supply Chain Officer since December 2010. Prior to his appointment as Chief Supply Chain Officer, Mr. Faircloth served as our Senior Vice President, Supply Chain Support from October 2009 to November 2010, as our Vice President, Supply Chain Support from March 2009 to September 2009 and as our Vice President of Engineering & Quality from July 2006 to March 2009. Prior to the completion of the company’s spin off from Sara Lee Corporation, Mr. Faircloth served as Vice President, Industrialization of Sara Lee Corporation.

W. Howard Upchurch has served as our President, Innerwear since January 2011. Prior to his appointment as President, Innerwear, Mr. Upchurch served as our Executive Vice President and General Manager, Domestic Innerwear from January 2008 until December 2010 and as our Senior Vice President and General Manager, Intimate Apparel from July 2006 until December 2007. Prior to the completion of the company’s spin off from Sara Lee Corporation, Mr. Upchurch served as President of Sara Lee Intimates and Hosiery.

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

Michael S. Ryan has served as the company’s Chief Accounting Officer and Controller since February 2012. From April 2009 until February 2012, Mr. Ryan served as Vice President of Audit at HD Supply, Inc., a leading industrial distribution company. Prior to joining HD Supply, Inc., Mr. Ryan was employed by BlueLinx Holdings Inc., a leading building products distributor, where he served as Corporate Controller from October 2006 until April 2009 and Director of SEC Reporting from June 2004 until October 2006.

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

As of December 29, 2012, we owned and leased properties in 22 countries, including 41 manufacturing facilities and 31 distribution centers, as well as office facilities. The leases for these properties expire between 2013 and 2057, with the exception of some seasonal warehouses that we lease on a month-by-month basis.

As of December 29, 2012, we also operated 201 direct outlet stores in 40 states, most of which are leased under five-year, renewable lease agreements and several of which are leased under 10-year agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.

The following table summarizes our properties by country as of December 29, 2012:

	Owned Square Feet	Leased Square Feet	Total
Properties by Country (1)
United States	2,520,537	7,723,067	10,243,604
Non-U.S. facilities:
El Salvador	1,426,866	167,661	1,594,527
Honduras	453,106	931,710	1,384,816
China	1,070,912	57,437	1,128,349
Dominican Republic	835,240	178,033	1,013,273
Mexico	75,255	522,180	597,435
Canada	—	381,025	381,025
Vietnam	251,337	112,426	363,763
Thailand	277,733	14,142	291,875
Costa Rica	246,914	—	246,914
Brazil	—	164,549	164,549
Argentina	116,538	—	116,538
10 other countries	—	115,086	115,086

Total non-U.S. facilities	4,753,901	2,644,249	7,398,150

Totals	7,274,438	10,367,316	17,641,754

(1)	Excludes vacant land.

The following table summarizes the properties primarily used by our segments as of December 29, 2012:

	Owned Square Feet	Leased Square Feet	Total
Properties by Segment (1)
Innerwear	3,557,184	4,580,914	8,138,098
Outerwear	2,309,149	2,903,259	5,212,408
Direct to Consumer	—	1,833,285	1,833,285
International	191,793	981,014	1,172,807

Totals	6,058,126	10,298,472	16,356,598

(1)	Excludes vacant land, facilities under construction, facilities no longer in operation intended for disposal, sourcing offices not associated with a particular segment, and office buildings housing corporate functions.

Item 3.	Legal Proceedings

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

Market for our Common Stock

Our common stock currently is traded on the New York Stock Exchange, or the “NYSE,” under the symbol “HBI.” Each share of our common stock has attached to it one preferred stock purchase right. These rights initially will be transferable with and only with the transfer of the underlying share of common stock. We have not made any unregistered sales of our equity securities.

The following table sets forth the high and low sales prices for our common stock for the indicated periods:

	High	Low
2012
Quarter ended March 31, 2012	$29.91	$21.96
Quarter ended June 30, 2012	$30.50	$24.64
Quarter ended September 29, 2012	$34.00	$27.74
Quarter ended December 29, 2012	$37.04	$31.17

2011
Quarter ended April 2, 2011	$27.75	$22.24
Quarter ended July 2, 2011	$33.10	$26.59
Quarter ended October 1, 2011	$33.36	$23.64
Quarter ended December 31, 2011	$28.26	$21.74

Holders of Record

On February 1, 2013, there were 36,948 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 84,660 beneficial owners of our common stock as of February 1, 2013.

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

Issuer Repurchases of Equity Securities

We did not repurchase any of our common stock during the quarter or year ended December 29, 2012.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative return of the S&P MidCap 400 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested in our common stock and each index on December 31, 2007. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following table presents our selected historical financial data. The statement of income data for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 and the balance sheet data as of December 29, 2012 and December 31, 2011 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended January 2, 2010 and January 3, 2009 have been revised to conform to the current-year presentation and reflect the operating results of the discontinued operations. The balance sheet data as of January 1, 2011, January 2, 2010 and January 3, 2009 has been derived from our financial statements not included in this Annual Report on Form 10-K.

The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009
	(amounts in thousands, except per share data)
Statement of Income Data:
Net sales	$4,525,721	$4,434,291	$4,146,012	$3,746,201	$4,048,497
Operating profit	440,115	447,127	380,865	262,381	292,108
Income from continuing operations	232,443	242,569	192,612	42,813	107,122
Income (loss) from discontinued operations	(67,762)	24,119	18,681	8,470	20,047

Net income	$164,681	$266,688	$211,293	$51,283	$127,169

Earnings (loss) per share — basic:
Continuing operations	$2.35	$2.48	$2.00	$0.45	$1.14
Discontinued operations	(0.69)	0.25	0.19	0.09	0.21

Net income	$1.67	$2.73	$2.19	$0.54	$1.35

Earnings (loss) per share — diluted:
Continuing operations	$2.32	$2.44	$1.97	$0.45	$1.13
Discontinued operations	(0.68)	0.24	0.19	0.09	0.21

Net income	$1.64	$2.69	$2.16	$0.54	$1.34

	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$42,796	$35,345	$43,671	$38,943	$67,342
Working capital	1,151,857	1,397,072	1,318,321	943,582	1,362,041
Total assets	3,631,700	4,034,669	3,790,002	3,326,564	3,534,049
Noncurrent liabilities:
Long-term debt	1,317,500	1,807,777	1,990,735	1,727,547	2,130,907
Other noncurrent liabilities	551,666	612,112	407,243	385,323	469,703
Total stockholders’ equity	886,866	681,061	562,674	334,719	185,155

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	2012 Highlights. This section discusses some of the highlights of our performance and activities during 2012.

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

Overview

Our Company

We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bali, Playtex, Just My Size, L’eggs, barely there, Wonderbra, Gear for Sports, Zorba, Sol y Oro and Rinbros. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, kids’ underwear, casualwear, activewear, socks and hosiery. According to NPD, our brands held either the number one or number two U.S. market position by units sold in most product categories in which we compete, for the 12-month period ended November 30, 2012.

Discontinued Operations

During the second quarter of 2012, we narrowed the focus of our worldwide imagewear business, which led us to sell our European imagewear business and discontinue our private-label and Outer Banks domestic imagewear operations that served wholesalers that sell to the screen-print industry.

The sale of our European imagewear business to Smartwares, B.V. for €15 million (approximately $13 million, net of fees and other transaction related costs) in cash proceeds, resulted in a pre-tax loss of approximately $33 million. The sale of our European imagewear business is consistent with our strategic direction to narrow the focus of our worldwide imagewear business by restructuring to exit noncore segments and reduce risk.

In connection with the discontinuation of our private-label and Outer Banks domestic imagewear operations, we incurred pre-tax charges of approximately $63 million in 2012, substantially all noncash, for the write-down of intangibles, inventory markdowns and other related items.

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

As a result of these actions, the current year and prior year disclosures reflect these operations as discontinued operations.

Our Segments

As a result of the reduced size of our sheer hosiery business and changing trends, we decided in the first quarter of 2012 to change our external segment reporting to include hosiery operations within the Innerwear segment. Hosiery had previously been reported as a separate segment. Prior year segment sales and operating profit results, including other minor allocation changes, have been revised to conform to the current year presentation. As a result of these changes, our operations are now managed and reported in the following reportable segments:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of intimate apparel, men’s underwear, kids’ underwear and socks.

•

Outerwear sells basic branded products that are primarily seasonal in nature under the product categories of casualwear and activewear to both retailers and wholesalers, as well as licensed logo apparel in collegiate bookstores and other channels.

•	Direct to Consumer includes our value-based (“outlet”) stores and Internet operations which sell products from our portfolio of leading brands. Our Internet operations are supported by its catalogs.

•	International primarily relates to the Asia, Latin America, Canada and Australia geographic locations which sell products that span across the Innerwear and Outerwear reportable segments.

Outlook for 2013

For 2013, we expect net sales of approximately $4.60 billion, operating profit of $500 million to $550 million and diluted earnings per share of $3.25 to $3.40. We expect a decline in branded printwear net sales of $40 million to $50 million, with approximately half of that decline occurring in the first quarter, reflecting the rationalization that started in mid-2012.

We intend to increase our overall media investment in 2013 by $30 million to $40 million, of which more than two-thirds will occur in the second half.

Through operating results and continued improvements in working capital, we expect to generate approximately $400 million to $500 million of operating cash flows in 2013, which includes expected pension contributions of approximately $38 million. We ended 2012 with $1.25 billion in bond debt. In 2013, we expect the primary use of cash flows will be for the prepayment of the remaining $250 million of 8% Senior Notes.

Business and Industry Trends

Inflation and Changing Prices

We experienced a sustained increase in various input costs, such as cotton and oil-related materials, utilities, freight and wages, during 2011 and the first half of 2012, and we may experience similar increases in the future. Our results in 2012 were impacted by this cost inflation by approximately $225 million. However, with the recent decline in cotton prices, the most significant contributor to our cost inflation is now behind us. Based on current market conditions, we expect a reduction in input costs in 2013 primarily as a result of lower cotton costs.

Cotton is the primary raw material used in manufacturing many of our products. While we have sold our yarn operations, we are still exposed to fluctuations in the cost of cotton. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers and may result in the need to implement future price increases in order to maintain our margins. Decreases in cotton prices can lead to lower margins for inventory and products produced from cotton we have already purchased, particularly if there is downward price pressure as a result of consumer demand, competition or other factors. Price increases, including those implemented in response to higher prices for cotton and other raw materials, contributed favorably to net sales growth and positively affected margins in 2012.

Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. Although the cost of cotton used in goods manufactured by us has historically represented only approximately 6% of our cost of sales, it rose to around 14% in 2012 primarily as a result of cost inflation. Costs incurred today for materials and labor, including cotton, typically do not impact our results until the inventory is sold approximately six to nine months later.

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

Our top 10 customers accounted for 63% of our net sales. Our largest customers in 2012 were Wal-Mart, Target and Kohl’s, which accounted for 28%, 18% and 6% of total sales, respectively. The increasing bargaining power of retailers can create pricing pressures as our customers grow larger and seek greater concessions in their purchase of our products, while also demanding exclusivity of some of our products. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging economic environment. Brands are important in our core categories to drive traffic and project the quality and value our customers demand.

Our Key Business Strategies

Our key business strategies are focused on optimizing our strong brands to drive modest sales growth domestically and internationally, using our low-cost global supply chain and implementing cost savings initiatives to expand margins, and delivering strong cash flow to create value.

We seek to drive modest sales growth by consistently offering consumers brands they trust and products with unsurpassed value. Our brands have a strong heritage in the basic apparel industry. According to NPD, our brands held either the number one or number two U.S. market position by units sold in most product categories in which we compete, for the 12-month period ended November 30, 2012. Internationally, our commercial markets include Mexico, Canada, Japan, India, Brazil and China, where a substantial amount of gross domestic product growth outside the United States will be concentrated over the next decade. Our ability to react to changing customer needs and industry trends is key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We seek to leverage our insights into consumer demand in the basic apparel industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. We also support our key brands with targeted, effective advertising and marketing campaigns.

We seek to expand margins through optimizing our low-cost global supply chain and streamlining our operations to reduce costs. We believe that we are able to leverage our significant scale of operations to provide us with greater manufacturing efficiencies, purchasing power and product design, marketing and customer management resources than our smaller competitors. Our global supply chain spans across both the Western and Eastern hemispheres and provides us with a balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply. Our global supply chain enables us to expand and leverage our production scale as we balance our supply chain across hemispheres, thereby diversifying our production risks. Our textile production plant in Nanjing, China, along with our other textile facilities and arrangements with outside contractors, enables us to expand and leverage our production scale as we balance our supply chain across hemispheres to support our production capacity. We have generated significant cost savings, margin expansion and contributions to cash flow and will continue to do so as we further optimize our size, scale and production capability. We generated efficiency savings from our supply chain optimization initiatives of approximately $40 million during 2012.

We seek to effectively generate strong cash flow through optimizing our capital structure and managing working capital levels. Our strong cash flows have resulted in a flexible long-term capital structure that is able to deliver shareholder value in numerous ways, including debt reduction and our ability to selectively pursue strategic acquisitions. In addition, we intend to continue to improve turns for inventory which will also contribute to strong cash flows in 2013.

Seasonality and Other Factors

Our operating results are subject to some variability due to seasonality and other factors. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. We generally have higher sales during the back-to-school and holiday shopping seasons and during periods of cooler weather, which benefits certain product categories such as fleece. Sales levels in any period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.

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

2012 Highlights

•	Net sales in 2012 were $4.53 billion, compared with $4.43 billion in 2011, representing a 2% increase.

•	Operating profit was $440 million in 2012 compared with $447 million in 2011, representing a 2% decrease. As a percent of sales, operating profit was 9.7% in 2012 compared to 10.1% in 2011.

•	Diluted earnings per share from continuing operations was $2.32 in 2012, compared with $2.44 in 2011.

•	Operating cash flows were $549 million in 2012 compared to $168 million in 2011.

•	Gross capital expenditures were $41 million in 2012, compared to $90 million in 2011. Proceeds from sales of assets were less than $1 million in 2012 and $14 million in 2011.

•

We have substantially completed our debt reduction plan by redeeming all of the Floating Rate Senior Notes of $293 million and $250 million of the 8% Senior Notes in 2012. We expect to redeem the remaining $250 million of 8% Senior Notes in the fourth quarter of 2013.

•

We narrowed the focus of our worldwide imagewear business during the second quarter of 2012, which led us to sell our European imagewear business and discontinue our private-label and Outer Banks domestic imagewear operations that served wholesalers that sell to the screen-print industry. The sale of our European imagewear business to Smartwares, B.V. resulted in a pre-tax loss of approximately $33 million in 2012. In connection with the discontinuation of our private-label and Outer Banks domestic imagewear operations, we incurred pre-tax charges of approximately $63 million in 2012, substantially all noncash, for the write-down of intangibles, inventory markdowns and other related items.

Consolidated Results of Operations — Year Ended December 29, 2012 (“2012”) Compared with Year Ended December 31, 2011 (“2011”)

	Years Ended
	December 29, 2012	December 31, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$4,525,721	$4,434,291	$91,430	2.1%
Cost of sales	3,105,674	2,941,083	164,591	5.6

Gross profit	1,420,047	1,493,208	(73,161)	(4.9)
Selling, general and administrative expenses	979,932	1,046,081	(66,149)	(6.3)

Operating profit	440,115	447,127	(7,012)	(1.6)
Other expenses	40,315	6,377	33,938	532.2
Interest expense, net	136,855	156,198	(19,343)	(12.4)

Income from continuing operations before income tax expense	262,945	284,552	(21,607)	(7.6)
Income tax expense	30,502	41,983	(11,481)	(27.3)

Income from continuing operations	232,443	242,569	(10,126)	(4.2)
Income (loss) from discontinued operations, net of tax	(67,762)	24,119	(91,881)	(380.9)

Net income	$164,681	$266,688	$(102,007)	(38.2)%

Net Sales

Consolidated net sales were higher by $91 million or 2% in 2012 compared to 2011. The higher net sales primarily resulted from the following:

•	Stronger net sales of our men’s underwear and kids’ underwear product categories primarily resulting from price increases and space gains, partially offset by lower unit sales volume.

•	Higher net sales in activewear and casualwear product categories as a result of higher unit sales volume and space gains and price increases.

•	Lower net sales in our branded printwear category primarily due to lower unit sales volume, especially in lightweight commodity-oriented products.

•	Lower net sales in the International segment primarily due to an unfavorable impact of foreign exchange rates.

•	Slightly lower net sales in our intimate apparel and socks product categories primarily as a result of lower unit sales volume, partially offset by price increases and space gains.

Gross Profit

Gross profit was $73 million lower in 2012 as compared to 2011. As a percentage of net sales, our gross profit was 31.4% in 2012 compared to 33.7% in 2011. The lower gross profit was impacted by cost inflation, primarily higher cotton costs, and an unfavorable impact of foreign currency rates, partially offset by price increases, efficiency savings from our supply chain and lower excess and obsolete inventory costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $66 million lower in 2012 compared to 2011. The lower selling, general and administrative expenses were primarily attributable to lower media, advertising and promotion (“MAP”) expenses and lower distribution expenses, partially offset by higher non-cash pension and stock compensation expenses. As a percentage of net sales, our selling, general and administrative expenses were 21.7% in 2012 compared to 23.6% in 2011.

Other Highlights

Interest Expense – lower by $19 million in 2012 compared to 2011 primarily due to lower outstanding debt balances mainly resulting from the prepayment of our Floating Rate Notes. Our weighted average interest rate on our outstanding debt was 5.81% during 2012 compared to 5.63% in 2011.

Other Expenses – we incurred charges of approximately $34 million in 2012 related to premiums and an acceleration of unamortized debt issue cost in connection with a $250 million prepayment of our 8% Senior Notes. We also incurred $3 million in 2012 related to an acceleration of unamortized debt issue cost in connection with prepayments totaling $293 million of our Floating Rate Notes.

Income Tax Expense – our effective income tax rate for continuing operations was 11.6% in 2012 compared to 14.8% in 2011. The lower effective income tax rate was primarily attributable to an income tax benefit of approximately $10 million in 2012 related to the realization of unrecognized tax benefits resulting from expiration of statutes of limitations and an income tax benefit of approximately $4 million in 2012 related to an increase in research and development tax credits.

In connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013, we expect to record a one-time benefit of approximately $6 million related to retroactive tax relief for certain tax provisions that expired in 2012. Because the legislation was signed into law after the end of our 2012 fiscal year, the retroactive effects of the bill will be reflected in the first quarter of 2013.

Discontinued Operations – discontinued operations include the sale of our European imagewear business and the discontinuation of our private-label and Outer Banks domestic imagewear operations that served wholesalers that sell to the screen-print industry. In addition to the operations of these businesses, the following charges were included in discontinued operations:

•

The sale of our European imagewear business to Smartwares, B.V. for €15 million (approximately $13 million, net of fees and other transaction related costs) in cash proceeds, resulted in a pre-tax loss of approximately $33 million in 2012.

•

In connection with the discontinuation of our private-label and Outer Banks domestic imagewear operations, we incurred pre-tax charges of approximately $63 million in 2012, substantially all noncash, for the write-down of intangibles, inventory markdowns and other related items.

Operating Results by Business Segment — Year Ended December 29, 2012 (“2012”) Compared with Year Ended December 31, 2011 (“2011”)

	Net Sales		Operating Profit
	Years Ended		Years Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(dollars in thousands)
Innerwear	$2,334,006	$2,261,166	$396,763	$336,693
Outerwear	1,318,012	1,289,313	60,986	105,057
Direct to Consumer	372,359	375,440	34,021	29,222
International	501,344	508,372	46,162	53,954
Corporate	—	—	(97,817)	(77,799)

Total	$4,525,721	$4,434,291	$440,115	$447,127

Innerwear

	Years Ended
	December 29, 2012	December 31, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,334,006	$2,261,166	$72,840	3.2%
Segment operating profit	396,763	336,693	60,070	17.8

Net sales in the Innerwear segment were higher by $73 million, or 3%, in 2012 compared to 2011. The Innerwear segment benefitted from product pricing, net shelf-space gains and new product innovation. Excluding the declines associated with a major mid-tier retail customer that is undergoing a major strategic shift, net sales increased 5% in 2012. Innerwear net sales growth has increased sequentially for each consecutive quarter of 2012. The higher net sales were primarily driven by the following:

•	Stronger net sales in our men’s underwear (7%) and kids’ underwear (11%) categories primarily resulting from price increases and space gains, partially offset by lower unit sales volume.

•

Slightly lower net sales in our intimate apparel category (<1%), primarily due to lower net sales of bras and hosiery, partially offset by higher net sales of panties. The lower intimate apparel net sales were primarily the result of lower unit sales volume, partially offset by price increases and space gains.

•

Slightly lower net sales in our socks product category (1%), primarily due to lower Hanes brand net sales partially offset by higher Champion brand net sales. The lower Hanes brand net sales were primarily due to lower unit sales volume, partially offset by price increases, while the higher Champion brand net sales were driven primarily by higher unit sales volume and space gains.

Innerwear segment operating profit was $60 million higher in 2012 compared to 2011 primarily due to price increases, lower MAP expenses, efficiency savings related to our supply chain optimization, lower distribution costs and lower excess and obsolete inventory costs. These lower costs were partially offset by cost inflation, particularly cotton, and lower unit sales volume.

Outerwear

	Years Ended
	December 29, 2012	December 31, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,318,012	$1,289,313	$28,699	2.2%
Segment operating profit	60,986	105,057	(44,071)	(41.9)

Outerwear segment net sales were higher by $29 million, or 2%, in 2012 compared to 2011. The higher net sales were primarily due to the following:

•	Higher net sales in our activewear category (10%), primarily due to higher unit sales volume, price increases and space gains.

•	Higher net sales in our retail casualwear category (9%), primarily due to space gains for our Hanes brand in the mass merchant channel and price increases.

•	Higher net sales in our Gear for Sports licensed apparel (2%), primarily due to higher unit sales volume and space gains.

•	Lower net sales in our branded printwear category (21%), primarily due to lower unit sales volume, especially in lightweight commodity-oriented products.

Outerwear segment operating profit was $44 million lower in 2012 compared to 2011 primarily due to cost inflation, mostly related to cotton, partially offset by efficiency savings related to our supply chain optimization and lower MAP expenses.

Direct to Consumer

	Years Ended
	December 29, 2012	December 31, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$372,359	$375,440	$(3,081)	(0.8)%
Segment operating profit	34,021	29,222	4,799	16.4

Direct to Consumer segment net sales were lower by $3 million in 2012 compared to 2011 due to lower net sales in our outlet stores. Comparable store sales were 1% lower in 2012 compared to 2011. Internet sales in 2012 were comparable to those in 2011.

Direct to Consumer segment operating profit was $5 million higher in 2012 compared to 2011 primarily due to lower MAP expenses and price increases, partially offset by unfavorable product sales mix.

International

	Years Ended
	December 29, 2012	December 31, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$501,344	$508,372	$(7,028)	(1.4)%
Segment operating profit	46,162	53,954	(7,792)	(14.4)

Net sales in the International segment were lower by $7 million, or 1%, in 2012 compared to 2011 primarily due to an unfavorable impact of foreign exchange rates. The operating results of the International segment in 2012 were affected by performance issues and currency exchange rates. We are now undertaking steps to take advantage of our regional scale, drive innovation, and leverage our supply chain in an effort to optimize our operating results going forward. Excluding the unfavorable impact of foreign exchange rates, International segment net sales were higher by 3%. Excluding the impact of foreign currency, net sales were impacted by the following:

•

Higher net sales in our activewear category in Australia primarily resulting from a benefit from the acquisition of the assets of the TNF Group Unit Trust from TNF Group Pty Ltd, as trustee, and of Player Sportswear Unit Trust from Player Sportswear Pty Ltd, as trustee (collectively “TNF”) in April 2011.

•

Higher net sales in Asia primarily due to space gains driven by the introduction of Just My Size brand and in Korea, higher unit sales volume in our Hanes and Champion brands in Japan, partially offset by a one-time termination fee of $5 million that we received in 2011 related to a royalty license agreement.

•	Lower net sales in Canada primarily due to lower sales volume in the mass merchant channel.

•	Lower net sales in Latin America primarily due to lower unit sales volume in our intimate apparel and men’s underwear categories in Mexico.

International segment operating profit was lower by $8 million in 2012 compared to 2011. In addition to increased cotton costs and impact of inflation generally, the lower operating profit was attributable to an unfavorable impact related to foreign currency exchange rates in 2012 and a one-time termination fee of $5 million that we received in 2011 related to a royalty license agreement. These higher costs were partially offset by price increases and lower MAP expenses.

General Corporate Expenses

General corporate expenses were higher in 2012 compared to 2011 primarily due to costs related to supply chain actions and higher compensation-related expenses, such as long-term incentive compensation costs and pension expense, partially offset by higher foreign exchange transactions gains.

Consolidated Results of Operations — Year Ended December 31, 2011 (“2011”) Compared with Year Ended January 1, 2011 (“2010”)

	Years Ended
	December 31, 2011	January 1, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$4,434,291	$4,146,012	$288,279	7.0%
Cost of sales	2,941,083	2,770,174	170,909	6.2

Gross profit	1,493,208	1,375,838	117,370	8.5
Selling, general and administrative expenses	1,046,081	994,973	51,108	5.1

Operating profit	447,127	380,865	66,262	17.4
Other expenses	6,377	20,221	(13,844)	(68.5)
Interest expense, net	156,198	150,143	6,055	4.0

Income from continuing operations before income tax expense	284,552	210,501	74,051	35.2
Income tax expense	41,983	17,889	24,094	134.7

Income from continuing operations	242,569	192,612	49,957	25.9
Income (loss) from discontinued operations, net of tax	24,119	18,681	5,438	29.1

Net income	$266,688	$211,293	$55,395	26.2%

Net Sales

Consolidated net sales were higher by $288 million or 7% in 2011 compared to 2010. The higher net sales primarily resulted from the following:

•	Outerwear’s segment net sales include the impact of Gear for Sports, which was acquired in the fourth quarter of 2010 and contributed $206 million of the net sales growth for 2011.

•	Higher net sales in the male underwear product category, primarily due to net price increases partially offset by lower unit sales volume.

•	Higher net sales in the International segment as a result of net price increases, space gains and a favorable impact of foreign exchange rates.

•	Higher net sales in our Champion brand activewear, primarily due to higher unit sales volume and space gains.

•	Higher net sales in our socks product category, primarily due to higher Hanes brand net sales partially offset by lower Champion brand net sales.

•

Lower net sales in our intimate apparel category, primarily due to lower net sales of bras, panties and hosiery. The lower intimate apparel net sales were primarily the result of lower unit sales volume, partially offset by price increases and space gains in our panties product category.

•

Lower net sales in our retail casualwear category were impacted by a retailer’s decision to focus our Just My Size brand toward more core basics versus a mix with fashion-oriented lines, partially offset by net price increases.

Gross Profit

Gross profit was $117 million higher in 2011 as compared to 2010. As a percentage of net sales, our gross profit was 33.7% in 2011 compared to 33.2% in 2010. The higher gross profit was favorably impacted by price increases, favorable product mix, efficiency savings from our supply chain optimization, lower start-up and shut-down costs and receipt in 2011 of a one-time termination fee of $5 million related to a royalty license agreement. These lower costs were partially offset by cost inflation, primarily higher cotton costs, and higher other manufacturing costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $51 million higher in 2011 compared to 2010. The higher selling, general and administrative expenses were primarily attributable to higher selling and other marketing expenses, incremental administrative costs attributable to Gear for Sports and higher distribution expenses, and higher expenses as a result of opening new retail stores or expanding existing stores. These higher costs were partially offset by lower pension expense and lower MAP expenses. As a percentage of net sales, our selling, general and administrative expenses were 23.6% in 2011 compared to 24.0% in 2010.

Other Highlights

Other Expenses – in 2011, we recognized a loss on early extinguishment of debt of $3 million related to the repurchase of $197 million of our Floating Rate Notes and charges for funding fees associated with the sales of certain trade accounts receivable to financial institutions. In 2010, we recognized a loss on early extinguishment of debt of $14 million related to the retirement of a term loan facility and reducing the borrowings under our Revolving Loan Facility. In addition, in 2010, we incurred charges related to the prepayment of principal under a term loan facility and charges for funding fees associated with the sales of certain trade accounts receivable to financial institutions.

Interest Expense – higher by $6 million in 2011 compared to 2010 primarily due to higher outstanding debt balances, partially offset by a reduction in interest rates attributable to the refinancing of our debt structure and further amendments, and a lower LIBOR. Our weighted average interest rate on our outstanding debt was 5.63% during 2011 compared to 5.91% in 2010.

Income Tax Expense – our effective income tax rate for continuing operations was 14.8% in 2011 compared to 8.5% in 2010. The effective income tax rate for 2010 was primarily attributable to a discrete, non-recurring income tax benefit of approximately $20 million. The income tax benefit resulted from a change in estimate associated with the remeasurement of unrecognized tax benefit accruals and the determination that certain tax positions had been effectively settled following the finalization of tax reviews and audits for amounts that were less than originally anticipated. This non-recurring income tax benefit was partially offset by a higher proportion of our 2011 earnings attributed to foreign subsidiaries related to our manufacturing operations than in 2010 which are taxed at rates lower than the U.S. statutory rate.

Discontinued Operations – discontinued operations include the sale of our European imagewear business and the discontinuation of our private-label and Outer Banks domestic imagewear operations that served wholesalers that sell to the screen-print industry.

Operating Results by Business Segment — Year Ended December 31, 2011 (“2011”) Compared with Year Ended January 1, 2011 (“2010”)

	Net Sales		Operating Profit
	Years Ended		Years Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(dollars in thousands)
Innerwear	$2,261,166	$2,214,034	$336,693	$322,564
Outerwear	1,289,313	1,111,368	105,057	72,198
Direct to Consumer	375,440	377,847	29,222	27,238
International	508,372	442,763	53,954	52,608
Corporate	—	—	(77,799)	(93,743)

Total	$4,434,291	$4,146,012	$447,127	$380,865

Innerwear

	Years Ended
	December 31, 2011	January 1, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,261,166	$2,214,034	$47,132	2.1%
Segment operating profit	336,693	322,564	14,129	4.4

Overall net sales in the Innerwear segment were higher by $47 million, or 2%, in 2011 compared to 2010. The higher net sales were primarily driven by the following:

•	Higher net sales in the male underwear product category (7%), primarily due to net price increases partially offset by lower unit sales volume.

•

Higher net sales in our socks product category (7%), primarily due to higher Hanes brand net sales partially offset by lower Champion brand net sales. The higher Hanes brand net sales were primarily due to net price increases, partially offset by lower unit sales volume, and the lower Champion brand net sales were primarily attributable to the loss of a seasonal program.

•

Lower net sales in our intimate apparel category (4%), primarily due to lower net sales of bras, panties and hosiery. The lower intimate apparel net sales were primarily the result of lower unit sales volume, partially offset by price increases and space gains in our panties product category.

Innerwear segment operating profit was $14 million higher in 2011 compared to 2010 primarily due to price increases, efficiency savings related to our supply chain optimization and favorable product sales mix. These lower costs were partially offset by cost inflation, particularly cotton, lower unit sales volume and higher other manufacturing costs. The favorable product sales mix was primarily attributable to a shift in sales to higher margin products within our male underwear product category.

Outerwear

	Years Ended
	December 31, 2011	January 1, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,289,313	$1,111,368	$177,945	16.0%
Segment operating profit	105,057	72,198	32,859	45.5

Outerwear segment net sales were higher by $178 million or 16% in 2011 compared to 2010. The higher net sales were primarily due to the following:

•

Outerwear’s segment net sales include the impact of Gear for Sports, which was acquired in the fourth quarter of 2010 and contributed $206 million of the segment’s net sales growth and $69 million of gross profit growth for 2011.

•	Higher net sales in our Champion brand activewear (8%), primarily due to higher unit sales volume and space gains.

•	Higher net sales in our branded printwear category (6%), primarily due to price increases, partially offset by lower unit sales volume.

•

Lower net sales in our retail casualwear category (14%), were impacted by a retailer’s decision to focus our Just My Size brand toward more core basics versus a mix with fashion-oriented lines, partially offset by net price increases.

Outerwear segment operating profit was $33 million higher in 2011 compared to 2010 primarily due to price increases, favorable product sales mix, higher sales volume and efficiency savings related to our supply chain optimization. These lower costs were partially offset by cost inflation, mostly related to cotton, higher other manufacturing costs, higher distribution costs, higher selling and other marketing expenses and incremental administrative costs attributable to Gear for Sports. In 2011, our gross profit was positively impacted by a favorable product sales mix, which was primarily attributable to a shift in sales to higher margin products related to our activewear product category and a benefit from higher margin products of Gear for Sports.

Direct to Consumer

	Years Ended
	December 31, 2011	January 1, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$375,440	$377,847	$(2,407)	(0.6)%
Segment operating profit	29,222	27,238	1,984	7.3

Direct to Consumer segment net sales were lower by $2 million in 2011 compared to 2010 due to lower net sales related to our Internet operations. Comparable store sales were 1% higher in 2011 compared to 2010.

Direct to Consumer segment operating profit was $2 million higher in 2011 compared to 2010 primarily due to price increases, lower MAP expenses and lower other selling and marketing costs. These lower costs were partially offset by lower unit sales volume, higher input costs and higher expenses as a result of opening new retail stores or expanding existing stores.

International

	Years Ended
	December 31, 2011	January 1, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$508,372	$442,763	$65,609	14.8%
Segment operating profit	53,954	52,608	1,346	2.6

Overall net sales in the International segment were higher by $66 million, or 15%, in 2011 compared to 2010 primarily as a result of price increases, space gains and a favorable impact of foreign exchange rates. Excluding the favorable impact of foreign exchange rates, International segment net sales were higher by 10%. Excluding the impact of foreign currency, net sales were impacted by the following:

•

Higher net sales in our activewear, intimate apparel and male product categories in Asia primarily resulting from a one-time termination fee of $5 million related to a royalty license agreement and space gains, partially offset by higher sales returns related to a customer in China.

•	Higher net sales in our hosiery, male underwear and intimate apparel product categories in Latin America.

•	Higher net sales in our activewear category in Australia primarily resulting from a benefit from the acquisition of the assets of the TNF in April 2011.

•	Lower net sales in our intimate apparel product category in Canada.

International segment operating profit was higher by $1 million in 2011 compared to 2010 primarily due to price increases, favorable impact related to foreign currency exchange rates and receipt in 2011 of a one-time termination fee of $5 million related to a royalty license agreement. These lower costs were partially offset by vendor price increases, unfavorable product sales mix, higher selling and other marketing expenses and higher distribution costs. The higher selling and marketing expenses were primarily due to incremental costs resulting from the acquisition of the assets of TNF and costs associated with the growth of our business in China.

General Corporate Expenses

General corporate expenses were lower in 2011 compared to 2010 primarily due to lower start-up and shut-down costs associated with the consolidation and globalization of our supply chain and lower compensation-related expenses, such as long-term incentive compensation costs and pension expense, partially offset by lower gains on sales of assets and higher other expenses.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our primary sources of liquidity are cash generated by operations and availability under our Revolving Loan Facility, Accounts Receivable Securitization Facility and international loan facilities. At December 29, 2012, we had $520 million of borrowing availability under our $600 million Revolving Loan Facility (after taking into account outstanding letters of credit), $112 million of short-term borrowing availability under our international loan facilities and $43 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

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

•

our Board of Directors has authorized the repurchase of up to 10 million shares of our stock in the open market (2.8 million of which we have repurchased as of December 29, 2012 at a cost of $75 million), although we may choose not to repurchase any stock and instead focus on other uses of cash such as the repayment of our debt.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. Factors that could help us in these efforts include higher sales volume and the realization of additional cost benefits from previous restructuring and related actions.

Cash Requirements for Our Business

We rely on our cash flows generated from operations and the borrowing capacity under our Revolving Loan Facility, Accounts Receivable Securitization Facility and international loan facilities to meet the cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments, contributions to our pension plans and repurchases of our stock. We believe we have sufficient cash and available borrowings for our foreseeable liquidity needs.

Our working capital improved during 2012, primarily due to a reduction in inventory caused by declining cotton prices and lower unit levels. In 2013, we expect working capital to continue to improve due to expected lower inventory unit levels.

We spent $41 million in capital expenditures during 2012. During 2013, we expect capital expenditures of approximately $50 million to continue to support our infrastructure.

Pension Plans

Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 84% funded as of December 29, 2012 compared to 73% funded as of December 31, 2011. The increase in the funded status is primarily driven by a decrease in long-term pension liabilities as a result of recently passed pension funding relief, in addition to an increase in the fair value of plan assets as a result of the market’s performance during 2012. In July 2012, the U.S. Congress signed the “Moving Ahead for Progress in the 21st Century Act” (“MAP-21”) bill into law. Included in this legislation was pension funding stabilization, which allows U.S. corporate defined benefit plans to temporarily use longer-term average discount rates to value its long-term pension liabilities on an actuarial basis. By utilizing higher discount rates in the calculation of the plans benefit obligation, our minimum required contributions will be reduced during the relief period. MAP-21 funding benefits will phase out by 2016.

We expect to make required cash contributions of approximately $32 million to our pension plans in 2013 based on a preliminary calculation by our actuary. In addition to the required cash contributions, we may elect to make voluntary cash contributions to maintain an 80% funded level which will avoid certain benefit payment restrictions under the Pension Protection Act. We expect pension expense in 2013 of approximately $15 million compared to $17 million in 2012. See Note 15, “Defined Pension Benefit Plans,” to our financial statements for more information on the plan asset and pension expense components.

Share Repurchase Program

On February 1, 2007, we announced that our Board of Directors granted authority for the repurchase of up to 10 million shares of our common stock. Share repurchases are made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow us to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for our company and certain of our officers and employees pursuant to our insider trading policy. Since inception of the program, we have purchased 2.8 million shares of our common stock at a cost of $75 million (average price per share of $26.33). The primary objective of our share repurchase program is to reduce the impact of dilution caused by the exercise of options and vesting of stock unit awards. While we may repurchase additional stock under the program, we may choose not to repurchase any stock and focus more on other uses of cash in the next 12 months. We did not repurchase any of our common stock during 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.

Future Contractual Obligations and Commitments

The following table contains information on our contractual obligations and commitments as of December 29, 2012, and their expected timing on future cash flows and liquidity.

		Payments Due by Period
(in thousands)	At December 29, 2012	Fiscal 2013	Fiscal 2014-2015	Fiscal 2016-2017	Fiscal 2018 and Thereafter
Operating activities:
Interest on debt obligations (1)	$716,653	$113,653	$221,500	$190,250	$191,250
Inventory purchase obligations	361,994	361,994	—	—	—
Operating lease obligations	285,633	53,712	89,186	65,034	77,701
Marketing and advertising obligations	53,091	38,158	11,236	3,697	—
Defined benefit plan minimum contributions (2)	32,000	32,000	—	—	—
Other long-term obligations (3)	132,716	42,689	55,889	22,339	11,799
Investing activities:
Capital expenditures	4,447	4,447	—	—	—
Financing activities:
Debt	1,491,336	173,836	—	317,500	1,000,000
Notes payable	26,216	26,216	—	—	—

Total	$3,104,086	$846,705	$377,811	$598,820	$1,280,750

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at December 29, 2012.
(2)	Represents only the required minimum pension contributions of $32 million in 2013. In addition to the required cash contributions, we may elect to make voluntary contributions to maintain an 80% funded level. For a discussion of our pension plan obligations, see Note 15, “Defined Benefit Pension Plans,” to our consolidated financial statements.
(3)	Represents the projected payment for long-term liabilities recorded on the Consolidated Balance Sheet for certain employee benefit claims, royalty-bearing license agreement payments, deferred compensation, capital leases and uncertain tax positions.

Sources and Uses of Our Cash

The information presented below regarding the sources and uses of our cash flows for the years ended December 29, 2012 and December 31, 2011 was derived from our financial statements.

	Years Ended
	December 29, 2012	December 31, 2011
	(dollars in thousands)
Operating activities	$548,902	$167,957
Investing activities	(27,866)	(85,633)
Financing activities	(513,072)	(89,519)
Effect of changes in foreign currency exchange rates on cash	(513)	(1,131)

Increase (decrease) in cash and cash equivalents	7,451	(8,326)
Cash and cash equivalents at beginning of year	35,345	43,671

Cash and cash equivalents at end of year	$42,796	$35,345

Operating Activities

The higher net cash from operating activities is primarily attributable to improved working capital resulting from a reduction in inventory levels caused by declining cotton costs and unit levels.

Investing Activities

The lower net cash used in investing activities was primarily the result of lower net capital expenditures of $36 million and net cash proceeds of $13 million from the sale of the European imagewear business in 2012. In addition, we used cash of $9 million in 2011 related to the acquisition of TNF in April 2011.

Financing Activities

The higher net cash used in financing activities was primarily the result of redeeming $293 million of our Floating Rate Senior Notes and $250 million of our 8% Senior Notes in 2012 and lower net borrowings on our Accounts Receivable Securitization Facility and international loan facilities.

Financing Arrangements

We believe our financing structure provides a secure base to support our operations and key business strategies. As of December 29, 2012, we were in compliance with all financial covenants under our credit facilities. We continue to monitor our covenant compliance carefully in this difficult economic environment. We expect to maintain compliance with our covenants during 2013, however economic conditions or the occurrence of events discussed above under “Risk Factors” could cause noncompliance.

Senior Secured Credit Facility

The Senior Secured Credit Facility initially provided for aggregate borrowings of $1.15 billion, consisting of a $750 million term loan facility (the “Term Loan Facility”) and a $400 million revolving loan facility. In 2010, we used proceeds from the issuance of the 6.375% Senior Notes to repay all outstanding borrowings under the Term Loan Facility. We also increased the commitments under the Revolving Loan Facility from $400 million to $600 million in 2010. Proceeds of the Revolving Loan Facility are used for general corporate purposes and working capital needs. The Revolving Loan Facility matures on (i) July 13, 2017 or (ii) September 15, 2016, if our 8% Senior Notes have not been refinanced or repaid or the maturity date thereof has not otherwise been extended beyond July 13, 2017 by September 15, 2016. All borrowings under the Revolving Loan Facility must be repaid in full upon maturity.

A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At our option, it may add one or more term loan facilities or increase the commitments under the Revolving Loan Facility so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence and that we are in pro forma compliance with the financial covenants described below. As of December 29, 2012, we had $68 million outstanding under the Revolving Loan Facility, $13 million of standby and trade letters of credit issued and outstanding under this facility and $519 million of borrowing availability. At December 29, 2012, the interest rate on the Revolving Loan Facility was 4.50%.

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

At our option, borrowings under the Senior Secured Credit Facility may be maintained from time to time as (i) “Base Rate” loans, which bear interest at the highest of (a) 1/2 of 1% in excess of the federal funds rate, (b) the rate publicly announced by JPMorgan Chase Bank as its “prime rate” at its principal office in New York City, in effect from time to time and (c) the “LIBO Rate” (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves) for LIBOR-based loans with a one-month interest period plus 1.0%, in effect from time to time, in each case plus the applicable margin, or (ii) LIBOR-based loans, which bear interest at the LIBO Rate (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), as determined by reference to the rate for deposits in dollars appearing on the Reuters Screen LIBOR01 Page for the respective interest period or other commercially available source designated by an administrative agent, plus the applicable margin in effect from time to time. The applicable margin is determined by reference to a leverage-based pricing grid set forth in the Senior Secured Credit Facility. The applicable margin ranges from a maximum of 2.50% in the case of LIBOR-based loans and 1.50% in the case of Base Rate loans if our leverage ratio is greater than or equal to 4.00 to 1, and will step down in 0.25% increments to a minimum of 1.75% in the case of LIBOR-based loans and 0.75% in the case of Base Rate loans if our leverage ratio is less than 2.50 to 1.

The Senior Secured Credit Facility requires us to comply with customary affirmative, negative and financial covenants. The Senior Secured Credit Facility requires that we maintain a minimum interest coverage ratio, a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, and a maximum total senior secured debt to EBITDA ratio. The interest coverage ratio covenant requires that the ratio of our EBITDA for the preceding four fiscal quarters to its consolidated total interest expense for such period shall not be less than a specified ratio for each fiscal quarter. This ratio was 3.25 to 1 for the fourth fiscal quarter of 2012 and thereafter. The leverage ratio covenant requires that the ratio of our total debt to EBITDA for the preceding four fiscal quarters will not be more than a specified ratio for each fiscal quarter. This ratio was 4.25 to 1 for the fourth fiscal quarter of 2012 and declines over time until it reaches 3.75 to 1 for the fourth fiscal quarter of 2014 and thereafter. The senior secured leverage ratio covenant requires that the ratio of our total senior secured debt to EBITDA for the preceding four fiscal quarters will not be more than a specified ratio for each fiscal quarter. This ratio was 2.25 to 1 for the fourth fiscal quarter of 2012 and declines over time until it reaches 2.00 to 1 for the fourth fiscal quarter of 2014 and thereafter. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.

In addition, the commitment fee for the unused portion of revolving loan commitments made by the Lenders is between 30 and 40 basis points based on the applicable commitment fee margin in effect from time to time. When the Leverage Ratio (as defined in the Senior Secured Credit Facility) is greater than or equal to 4.00 to 1.00, the commitment fee margin is 0.400%. When the Leverage Ratio is less than 4.00 to 1.00 but greater than or equal to 3.25 to 1.00, the applicable commitment fee margin is 0.350%. When the Leverage Ratio is less than 3.25 to 1.00, the applicable commitment fee margin is 0.300%.

The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the Senior Secured Credit Facility). As of December 29, 2012, we were in compliance with all financial covenants.

6.375% Senior Notes

On November 9, 2010, we issued $1 billion aggregate principal amount of the 6.375% Senior Notes. The 6.375% Senior Notes are senior unsecured obligations that rank equal in right of payment with all of our existing and future unsubordinated indebtedness. The 6.375% Senior Notes bear interest at an annual rate equal to 6.375%. Interest is payable on the 6.375% Senior Notes on June 15 and December 15 of each year. The 6.375%

Senior Notes will mature on December 15, 2020. The net proceeds from the sale of the 6.375% Senior Notes were approximately $979 million. The net proceeds were used to repay all outstanding borrowings under the Term Loan Facility and reduce the outstanding borrowings under the Revolving Loan Facility and to pay fees and expenses relating to these transactions. The 6.375% Senior Notes are guaranteed by substantially all of our domestic subsidiaries.

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

8% Senior Notes

On December 10, 2009, we issued $500 million aggregate principal amount of the 8% Senior Notes. The 8% Senior Notes are senior unsecured obligations that rank equal in right of payment with all of our existing and future unsubordinated indebtedness. The 8% Senior Notes bear interest at an annual rate equal to 8%. Interest is payable on the 8% Senior Notes on June 15 and December 15 of each year. The 8% Senior Notes will mature on December 15, 2016. The net proceeds from the sale of the 8% Senior Notes were approximately $480 million. The net proceeds, together with the proceeds from borrowings under the Senior Secured Credit Facility, were used to refinance borrowings under other loan facilities and to pay fees and expenses relating to these transactions. The 8% Senior Notes are guaranteed by substantially all of our domestic subsidiaries.

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

In December 2012, we redeemed $250 million of the 8% Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus a call premium of approximately $28 million, consisting of the discounted present value of all required interest payments that would otherwise be due on the redeemed 8% Senior Notes from the redemption date to December 15, 2013 and a prepayment penalty equal to 4% of the redeemed principal amount. We incurred charges of approximately $28 million for the call premium and $6 million for acceleration of noncash unamortized debt costs in the fourth quarter of 2012.

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

Accounts Receivable Securitization Facility

The Accounts Receivable Securitization Facility provides for up to $225 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. Under the terms of the Accounts Receivable Securitization Facility, we and certain of its subsidiaries sell, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly-owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits that issue commercial paper in the short-term market and are not affiliated with us or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes, but the assets of Receivables LLC will be used first to satisfy the creditors of Receivables LLC, not the Company’s creditors. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to us maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs. The Accounts Receivable Securitization Facility will terminate on March 15, 2013; however, we plan to extend the term.

Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. As of December 29, 2012, Receivables LLC had $174 million outstanding under the Accounts Receivable Securitization Facility. The outstanding balance under the Accounts Receivable Securitization Facility is reported on the Consolidated Balance Sheet in the line “Accounts Receivable Securitization Facility.” Unless the conduits fail to fund, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. If the conduits fail to fund, the Accounts Receivable Securitization Facility would be funded through committed bank purchasers, and the interest rate payable at our option at the rate announced from time to time by HSBC Bank USA, N.A. as its prime rate or at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) plus the applicable margin in effect from time to time. In addition, Receivables LLC is required to make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities. The average blended interest rate for the outstanding balance as of December 29, 2012 was 1.29%.

The Accounts Receivable Securitization Facility contains customary events of default and requires us to maintain the same interest coverage ratio and leverage ratio contained from time to time in the Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the Managing Agents or their affiliates. As of December 29, 2012, we were in compliance with all financial covenants.

Floating Rate Senior Notes

On December 14, 2006, we issued $500 million aggregate principal amount of the Floating Rate Senior Notes. The net proceeds from the sale of the Floating Rate Senior Notes were approximately $492 million. These proceeds, together with working capital, were used to repay an outstanding debt balance under another loan facility. During 2012, we completed the redemption of all amounts owed under the Floating Rate Senior Notes.

Notes Payable

Notes payable were $26 million at December 29, 2012 and $63 million at December 31, 2011. At December 29, 2012, we had $112 million of borrowing availability under our international loan facilities. We were in compliance with the financial covenants contained in each of the international loan facilities at December 29, 2012.

Undistributed Earnings from Foreign Subsidiaries

As of December 29, 2012, the cumulative amount of undistributed earnings from our foreign subsidiaries was approximately $1.6 billion, of which $6 million of cash and cash equivalents was held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested, and less than $1 million of cash and cash equivalents was held by foreign subsidiaries whose undistributed earnings are not considered permanently reinvested. Our intention is to reinvest the cash and cash equivalents of those entities whose undistributed earnings we have previously asserted as being permanently reinvested in our international operations. We reassess our reinvestment assertions each reporting period and currently believe that we have sufficient other sources of liquidity to support our assertion that such undistributed earnings held by foreign subsidiaries may be considered to be reinvested permanently.

We repatriated $20 million, $28 million and $21 million in 2012, 2011 and 2010, respectively, from earnings generated in such years. The amount of the current year foreign earnings that we have repatriated in the past has been determined, and the amount that we expect to repatriate during 2013 will be determined, based upon a variety of factors including current year earnings of the foreign subsidiaries, foreign investment needs and the cash flow needs we have in the U.S., such as for the repayment of debt and other domestic obligations. The majority of our repatriation of the earnings of foreign subsidiaries has historically occurred at year-end, although we may always repatriate funds earlier in the year based on the needs of our business. When we repatriate funds to the U.S., we are required to pay taxes on these amounts based on applicable U.S. tax rates, net of any foreign tax that would be allowed to be deducted or taken as a credit against U.S. income tax. We paid $0, $2 million and $2 million in additional U.S. federal income taxes in 2012, 2011 and 2010, respectively, as a result of repatriation of foreign earnings generated in such years. We do not currently expect the amount of repatriated foreign earnings or the resulting additional tax expense in 2013 to differ materially from prior fiscal years.

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” to our financial statements.

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

Note 2(d), “Summary of Significant Accounting Policies — Sales Recognition and Incentives,” to our financial statements describes a variety of sales incentives that we offer to resellers and consumers of our products. Measuring the cost of these incentives requires, in many cases, estimating future customer utilization and redemption rates. We use historical data for similar transactions to estimate the cost of current incentive programs. Our management reviews these estimates each quarter and makes adjustments based upon actual experience and other available information. We classify the costs associated with cooperative advertising as a reduction of “Net sales” in our Consolidated Statements of Income.

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

Income Taxes

Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities, as well as for realizable operating loss and tax credit carryforwards, at tax rates in effect for the years in which the differences are expected to reverse. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws and tax planning strategies. If in our judgment it appears that it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against our deferred tax assets, which increase income tax expense in the period when such determination is made.

We have not provided federal income taxes on that portion of our foreign subsidiaries’ undistributed earnings that is permanently reinvested in the respective foreign jurisdictions. If we decided to remit those earnings to the United States in a future period due to anticipated cash flow or other business requirements, our federal income tax provision and effective tax rate could be impacted.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. These assessments of uncertain tax positions contain judgments related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, expiration of statutes of limitations, as well as changes to, or further interpretations of, tax laws and regulations. Income tax expense is adjusted in our Consolidated Statements of Income in the period in which these events occur.

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

Defined Benefit Pension Plans

For a discussion of our net periodic benefit cost, plan obligations, plan assets, and how we measure the amount of these costs, see Note 15, “Defined Benefit Pension Plans,” to our consolidated financial statements.

Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 84% funded as of December 29, 2012 compared to 73% funded as of December 31, 2011. The increase in the funded status is primarily driven by a decrease in long-term pension liabilities as a result of recently passed pension funding relief, in addition to an increase in the fair value of plan assets as a result of the market’s performance during 2012. In July 2012, the U.S. Congress signed the MAP-21 bill into law. Included in this legislation was pension funding relief stabilization, which allows U.S. corporate defined benefit plans to temporarily use longer-term average discount rates to value its long-term pension liabilities on an actuarial basis. By utilizing higher discount rates in the calculation of the plans benefit obligation, our minimum required contributions are reduced during the relief period. MAP-21 funding benefits will phase out by 2016. We expect to make required cash contributions of approximately $32 million to our pension plans in 2013 based on a preliminary calculation by our actuary. In addition to the required cash contributions, we may elect to make voluntary contributions to maintain an 80% funded level which will avoid certain benefit payment restrictions under the Pension Protection Act. We expect pension expense in 2013 of approximately $15 million compared to $17 million in 2012. See Note 15, “Defined Benefit Pension Plans,” to our financial statements for more information on the plan asset components. The funded status of our defined benefit pension plans are recognized on our balance sheet and changes in the funded status are reflected in comprehensive income. We measure the funded status of our plans as of the date of our fiscal year end.

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

Our policies regarding the establishment of pension assumptions are as follows:

•

In determining the discount rate, we utilized the Aon Hewitt AA Above Median Curve (rounded to the nearest 10 basis points) in order to determine a unique interest rate for each plan and match the expected cash flows for each plan. This methodology represents a change from using the Citigroup Pension Discount Curve in prior years. We consider the Aon Hewitt AA Above Median Curve a more appropriate model to determine the discount rates for our plans.

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

The sensitivity of changes in actuarial assumptions on our annual pension expense and on our plans’ benefit obligations, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
(in millions)	Pension Expense	Benefit Obligation
1% decrease in discount rate	$—	$152
1% increase in discount rate	—	(123)
1% decrease in expected investment return	6	N/A
1% increase in expected investment return	(6)	N/A

Trademarks and Other Identifiable Intangibles

Trademarks, license agreements, customer and distributor relationships and computer software are our primary identifiable intangible assets. All of our identifiable intangibles have finite lives, therefore we amortize these assets over their estimated useful lives. We base the estimated useful life of an identifiable intangible asset upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. As of December 29, 2012, the net book value of trademarks and other identifiable intangible assets was $120 million, of which we are amortizing the entire balance. We anticipate that our amortization expense for 2013 will be $13 million.

We evaluate identifiable intangible assets subject to amortization for impairment using a process similar to that used to evaluate asset amortization described below under “— Depreciation and Impairment of Property, Plant and Equipment.” We assess identifiable intangible assets not subject to amortization for impairment at least annually and more often as triggering events occur. In order to determine the impairment of identifiable intangible assets not subject to amortization, we compare the fair value of the intangible asset to its carrying amount. We recognize an impairment loss for the amount by which an identifiable intangible asset’s carrying value exceeds its fair value. During 2012, we recognized a non-cash impairment charge of $37 million related to our Outer Banks trademark and write-off of goodwill in connection with the discontinuation of our Outer Banks domestic imagewear operations. Please see “Discontinued Operations” in this Annual Report on Form 10-K for more information.

Goodwill

As of December 29, 2012, we had $433 million of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. The timing of our annual goodwill impairment testing is the first day of the third fiscal quarter. The estimated fair values significantly exceeded the carrying values of each of our reporting units as of the first day of the third fiscal quarter, and no impairment of goodwill was identified as a result of the testing conducted in 2012.

In evaluating the recoverability of goodwill in 2012, we estimated the fair value of our reporting units. We relied on a number of factors to determine the fair value of our reporting units and evaluate various factors to discount anticipated future cash flows, including operating results, business plans, and present value techniques. As discussed above under “Trademarks and Other Identifiable Intangibles,” there are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.

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

Recently Issued Accounting Pronouncements

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued new accounting rules related to new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new rules are effective for us in the first quarter of 2014 with retrospective application required. We do not expect the adoption of the new accounting rules to have a material effect on our financial condition, results of operations or cash flows.

Presentation of Comprehensive Income

In February 2013, the FASB issued a new rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules are effective for us in the first quarter of 2013. We do not expect the adoption of the new accounting rules to have a material effect on our financial condition, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices. Our risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations.

Foreign Exchange Risk

We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. Our exposure to foreign exchange rates exists primarily with respect to the Canadian dollar, Mexican peso and Japanese yen against the U.S. dollar. We use foreign exchange forward contracts to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward and option contracts. At December 29, 2012, the potential change in fair value of foreign currency derivative instruments, assuming a 10% adverse change in the underlying currency price, was $7 million.

Interest Rates

Our debt under the Revolving Loan Facility and Accounts Receivable Securitization Facility bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. We are required under the Senior Secured Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. We are in compliance with this provision as a result of our 8% Senior Notes and 6.375% Senior Notes which bear interest at fixed rates. Approximately 84% of our total debt outstanding at December 29, 2012 is at a fixed rate. Given a substantial portion of our debt is at fixed rates, a 25-basis point movement in the annual interest rate charged on the outstanding debt balances as of December 29, 2012 would only result in a change in annual interest expense of $1 million.

Commodities

Cotton is the primary raw material used in manufacturing many of our products. While we have sold our yarn operations, we are still exposed to fluctuations in the cost of cotton. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers, while decreases in cotton prices can result in inventory comprised of products made from higher-cost yarn and in our purchase of cotton at contractually fixed prices that are above the current market rate. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. Although the cost of cotton used in goods manufactured by us has historically represented only 6% of our cost of sales, it has risen to around 14% primarily as a result of cost inflation. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold. For example, we estimate that an increase of $0.01 per pound in cotton prices at current levels of production would affect our annual cost of sales by $3 million related to finished goods manufactured internally in our manufacturing facilities and $1 million related to finished goods sourced by third parties. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, significant decreases in the price of cotton may result in the cost of inventory exceeding the cost of new production, which could result in lower gross margins, particularly if these decreases result in downward price pressure.

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

Our financial statements required by this item are contained on pages F-1 through F-56 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

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

(a)(1) Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Report.

(a)(3) Exhibits

See “Index to Exhibits” beginning on page E-1, which is incorporated by reference herein. The Index to Exhibits lists all exhibits filed with this Report and identifies which of those exhibits are management contracts and compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of February, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Richard A. Noll Richard A. Noll	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 6, 2013

/s/ Richard D. Moss Richard D. Moss	Chief Financial Officer (principal financial officer)	February 6, 2013

/s/ Michael S. Ryan Michael S. Ryan	Chief Accounting Officer and Controller (principal accounting officer)	February 6, 2013

/s/ Lee A. Chaden Lee A. Chaden	Director	February 6, 2013

/s/ Bobby J. Griffin Bobby J. Griffin	Director	February 6, 2013

/s/ James C. Johnson James C. Johnson	Director	February 6, 2013

/s/ Jessica T. Mathews Jessica T. Mathews	Director	February 6, 2013

Signature	Capacity	Date

/s/ J. Patrick Mulcahy J. Patrick Mulcahy	Director	February 6, 2013

/s/ Ronald L. Nelson Ronald L. Nelson	Director	February 6, 2013

/s/ Andrew J. Schindler Andrew J. Schindler	Director	February 6, 2013

/s/ Ann E. Ziegler Ann E. Ziegler	Director	February 6, 2013

INDEX TO EXHIBITS

References in this Index to Exhibits to the “Registrant” are to Hanesbrands Inc. The Registrant will furnish you, without charge, a copy of any exhibit, upon written request. Written requests to obtain any exhibit should be sent to Corporate Secretary, Hanesbrands Inc., 1000 East Hanes Mill Road, Winston-Salem, North Carolina 27105.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

3.2	Articles Supplementary (Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

3.3	Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008).

4.1	Rights Agreement between Hanesbrands Inc. and Computershare Trust Company, N.A., Rights Agent. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

4.2	Form of Rights Certificate (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).

4.3	Placement Agreement dated December 11, 2006 among the Registrant, certain subsidiaries of the Registrant and Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from
Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2006).

4.4	Indenture dated as of December 14, 2006 (the “2006 Indenture”), among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on
December 20, 2006).

4.5	First Supplemental Indenture (to the 2006 Indenture) dated August 13, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 10.50 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).

4.6	Second Supplemental Indenture (to the 2006 Indenture) dated November 1, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on
November 10, 2010).

Exhibit Number	Description

4.7	Registration Rights Agreement dated as of December 14, 2006 among the Registrant, certain subsidiaries of the Registrant, and Morgan Stanley & Co. Incorporated,
Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., and HSBC Securities (USA) Inc. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006).

4.8	Indenture, dated as of August 1, 2008 (the “2008 Indenture”) among the Registrant, certain subsidiaries of the Registrant, and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Commission file number 333-152733) filed with the Securities and Exchange Commission on August 1, 2008).

4.9	Underwriting Agreement dated December 3, 2009 between the Registrant, certain subsidiaries of the Registrant and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2009).

4.10	First Supplemental Indenture (to the 2008 Indenture) dated December 10, 2009 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on
December 11, 2009).

4.11	Second Supplemental Indenture (to the 2008 Indenture) dated August 13, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 10.49 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).

4.12	Third Supplemental Indenture (to the 2008 Indenture) dated November 1, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on
November 10, 2010).

4.13	Purchase Agreement dated November 4, 2010 among the Registrant, certain subsidiaries of the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC and Goldman, Sachs & Co. (incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010).

4.14	Fourth Supplemental Indenture (to the 2008 Indenture) dated November 9, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on
November 10, 2010).

4.15	Registration Rights Agreement dated November 9, 2010 among the Registrant, certain subsidiaries of the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC and Goldman, Sachs & Co. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010).

Exhibit Number	Description

10.1	Hanesbrands Inc. Omnibus Incentive Plan of 2006, as amended (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 (Commission file number 333-171114) filed with the Securities and Exchange Commission on December 10, 2010).*

10.2	Form of Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

10.3	Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006.*

10.4	Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006.*

10.5	Form of Performance Stock and Cash Award – Cash Component Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006.*

10.6	Form of Performance Stock and Cash Award – Stock Component Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006.*

10.7	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006. *

10.8	Form of Non-Employee Director Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.5 to the Registrant’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2007).*

10.9	Hanesbrands Inc. Retirement Savings Plan, as amended (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2011).*

10.10	Hanesbrands Inc. Supplemental Employee Retirement Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).*

10.11	Hanesbrands Inc. Performance-Based Annual Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

10.12	Hanesbrands Inc. Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2008).*

10.13	Hanesbrands Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.14	Hanesbrands Inc. Executive Long-Term Disability Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.15	Hanesbrands Inc. Employee Stock Purchase Plan of 2006, as amended (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2010).*

Exhibit Number	Description

10.16	Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.17	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and Richard A. Noll (incorporated by reference from Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.18	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and Gerald W. Evans Jr. (incorporated by reference from Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.19	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and E. Lee Wyatt Jr. (incorporated by reference from Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.20	Severance/Change in Control Agreement dated December 10, 2008 between the Registrant and Kevin W. Oliver (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.21	Severance/Change in Control Agreement dated December 17, 2008 between the Registrant and Joia M. Johnson (incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.22	Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and William J. Nictakis (incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.23	Severance/Change in Control Agreement dated November 3, 2011 between the Registrant and Richard D. Moss (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2011).*

10.24	Retention Plan Award Agreement between the Registrant and Richard D. Moss dated June 28, 2011 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2011).*

10.25	Master Separation Agreement dated August 31, 2006 between the Registrant and
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

10.33	First Amendment dated February 22, 2007 to the 2006 Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2007).

10.34	Second Amendment dated August 21, 2008 to the 2006 Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).

10.35	Third Amendment dated March 10, 2009 to the 2006 Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009).

10.36	Amended and Restated Credit Agreement dated as of September 5, 2006, as amended and restated as of December 10, 2009 (the “Senior Secured Credit Facility”), among the Registrant, the various financial institutions and other persons from time to time party to this Agreement, Barclays Bank PLC and Goldman Sachs Credit Partners L.P., as the co-documentation agents, Bank of America, N.A. and HSBC Securities (USA) Inc., as the co-syndication agents, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and J.P. Morgan Securities Inc., Banc of America Securities LLC, HSBC Securities (USA) Inc. and Barclays Capital, the investment

Exhibit Number	Description
banking division of Barclays Bank PLC, as the joint lead arrangers and joint bookrunners (incorporated by reference from Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).

10.37	First Amendment dated February 17, 2011 to the Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2011).

10.38	Second Amendment dated July 13, 2012 to the Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2012).

10.39	Second Lien Credit Agreement dated September 5, 2006 (the “Second Lien Credit Agreement”) among HBI Branded Apparel Limited, Inc., the Registrant, the various financial institutions and other persons from time to time party thereto, HSBC Bank USA, National Association, LaSalle Bank National Association, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., Citicorp USA, Inc. and Citibank, N.A. (incorporated by reference from Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).†

10.40	First Amendment dated August 21, 2008 to the Second Lien Credit Agreement (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).

10.41	Receivables Purchase Agreement dated as of November 27, 2007 (the “Accounts Receivable Securitization Facility”) among HBI Receivables LLC and the Registrant, JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, Falcon Asset Securitization Company LLC, Bryant Park Funding LLC, and HSBC Securities (USA) Inc. (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2008).†

10.42	Amendment No. 1 dated as of March 16, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009).†

10.43	Amendment No. 2 dated as of April 13, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009).†

10.44	Amendment No. 3 dated as of August 17, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2009).

10.45	Amendment No. 4 dated as of December 10, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).

Exhibit Number	Description

10.46	Amendment No. 5 dated as of December 21, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).†

10.47	Amendment No. 6 dated as of December 18, 2010 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2011).

10.48	Amendment No. 7 dated as of January 31, 2011 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2011).†

10.49	Amendment No. 8 dated as of March 18, 2011 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011).†

10.50	Amendment No. 9 dated as of March 16, 2012 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2012).

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Richard A. Noll, Chief Executive Officer.

31.2	Certification of Richard D. Moss, Chief Financial Officer.

32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.

32.2	Section 1350 Certification of Richard D. Moss, Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

*	Agreement relates to executive compensation.
†	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HANESBRANDS INC.

Hanesbrands Inc.

Management’s Report on Internal Control Over Financial Reporting

Management of Hanesbrands Inc. (“Hanesbrands”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a — 15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Hanesbrands’ system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Hanesbrands; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of Hanesbrands are being made only in accordance with authorizations of management and directors of Hanesbrands; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Hanesbrands’ assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of December 29, 2012, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management determined that Hanesbrands’ internal control over financial reporting was effective as of December 29, 2012.

The effectiveness of our internal control over financial reporting as of December 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hanesbrands Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hanesbrands Inc. (the “Company”) at December 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina

February 6, 2013

HANESBRANDS INC.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net sales	$4,525,721	$4,434,291	$4,146,012
Cost of sales	3,105,674	2,941,083	2,770,174

Gross profit	1,420,047	1,493,208	1,375,838
Selling, general and administrative expenses	979,932	1,046,081	994,973

Operating profit	440,115	447,127	380,865
Other expenses	40,315	6,377	20,221
Interest expense, net	136,855	156,198	150,143

Income from continuing operations before income tax expense	262,945	284,552	210,501
Income tax expense	30,502	41,983	17,889

Income from continuing operations	232,443	242,569	192,612
Income (loss) from discontinued operations, net of tax	(67,762)	24,119	18,681

Net income	$164,681	$266,688	$211,293

Earnings (loss) per share — basic:
Continuing operations	$2.35	$2.48	$2.00
Discontinued operations	(0.69)	0.25	0.19

Net income	$1.67	$2.73	$2.19

Earnings (loss) per share — diluted:
Continuing operations	$2.32	$2.44	$1.97
Discontinued operations	(0.68)	0.24	0.19

Net income	$1.64	$2.69	$2.16

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net income	$164,681	$266,688	$211,293
Other comprehensive income (loss):
Foreign currency translation	(838)	(9,890)	3,661
Net unrealized gain (loss) on qualifying cash flow hedges	(576)	3,148	(2,696)
Less income tax effect	230	(1,257)	1,074
Reclassification to net income for loss (gain) on cash flow hedges	(2,594)	1,713	1,715
Less income tax effect	1,034	(682)	(683)
Reclassification to net income for amortization of loss on interest rate hedge	3,437	13,935	17,943
Less income tax effect	(1,371)	(5,556)	(7,163)
Unrealized actuarial gain (loss) and prior service cost arising during the year	11,843	(210,172)	(14,877)
Less income tax effect	(5,139)	83,224	5,876
Amortization of deferred actuarial loss and prior service cost	15,987	9,148	8,199
Less income tax effect	(6,375)	(3,647)	(3,269)

Other comprehensive income (loss)	15,638	(120,036)	9,780

Comprehensive income	$180,319	$146,652	$221,073

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 29, 2012	December 31, 2011
Assets
Cash and cash equivalents	$42,796	$35,345
Trade accounts receivable, net	506,278	470,713
Inventories	1,253,136	1,607,555
Deferred tax assets	166,189	154,667
Other current assets	59,126	62,511

Total current assets	2,027,525	2,330,791

Property, net	596,158	635,406
Trademarks and other identifiable intangibles, net	120,114	169,675
Goodwill	433,300	433,396
Deferred tax assets	397,529	394,220
Other noncurrent assets	57,074	71,181

Total assets	$3,631,700	$4,034,669

Liabilities and Stockholders’ Equity
Accounts payable	$403,644	$451,525
Accrued liabilities and other:
Payroll and employee benefits	114,501	80,906
Advertising and promotion	74,132	88,595
Other	83,339	82,685
Notes payable	26,216	63,075
Accounts Receivable Securitization Facility	173,836	166,933

Total current liabilities	875,668	933,719

Long-term debt	1,317,500	1,807,777
Pension and postretirement benefits	446,267	485,688
Other noncurrent liabilities	105,399	126,424

Total liabilities	2,744,834	3,353,608

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 98,269,868 and 97,517,325, respectively	983	975
Additional paid-in capital	292,029	266,551
Retained earnings	911,467	746,786
Accumulated other comprehensive loss	(317,613)	(333,251)

Total stockholders’ equity	886,866	681,061

Total liabilities and stockholders’ equity	$3,631,700	$4,034,669

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at January 2, 2010	95,397	$954	$287,955	$268,805	$(222,995)	$334,719
Net income	—	—	—	211,293	—	211,293
Translation adjustments	—	—	—	—	3,661	3,661
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	10,189	10,189
Net unrecognized loss from pension and postretirement plans	—	—	—	—	(4,070)	(4,070)
Stock-based compensation	—	—	19,226	—	—	19,226
Exercise of stock options, vesting of restricted stock units and other	810	8	3,317	—	—	3,325
Net transactions related to spin off	—	—	(15,669)	—	—	(15,669)

Balances at January 1, 2011	96,207	$962	$294,829	$480,098	$(213,215)	$562,674

Net income	—	—	—	266,688	—	266,688
Translation adjustments	—	—	—	—	(9,890)	(9,890)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	11,301	11,301
Net unrecognized loss from pension and postretirement plans	—	—	—	—	(121,447)	(121,447)
Stock-based compensation	—	—	15,822	—	—	15,822
Exercise of stock options, vesting of restricted stock units and other	1,310	13	15,364	—	—	15,377
Net transactions related to spin off	—	—	(59,464)	—	—	(59,464)

Balances at December 31, 2011	97,517	$975	$266,551	$746,786	$(333,251)	$681,061

Net income	—	—	—	164,681	—	164,681
Translation adjustments	—	—	—	—	(838)	(838)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	160	160
Net unrecognized gain from pension and postretirement plans	—	—	—	—	16,316	16,316
Stock-based compensation	—	—	20,183	—	—	20,183
Exercise of stock options, vesting of restricted stock units and other	753	8	5,295	—	—	5,303

Balances at December 29, 2012	98,270	$983	$292,029	$911,467	$(317,613)	$886,866

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Operating activities:
Net income	$164,681	$266,688	$211,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,784	76,174	74,103
Amortization of intangibles	14,252	14,551	12,509
Impairment of intangibles	37,425	—	—
Loss on disposition of business	32,829	—	—
Write-off on early extinguishment of debt	9,559	3,297	16,526
Amortization of debt issuance costs	9,168	10,367	12,739
Amortization of loss on interest rate hedge	2,560	11,292	17,774
Stock compensation expense	20,496	16,173	19,534
Deferred taxes	(32,583)	1,948	15,794
Other	(9,813)	1,661	(3,432)
Changes in assets and liabilities:
Accounts receivable	(46,812)	26,585	(329)
Inventories	313,818	(287,908)	(231,845)
Other assets	5,453	3,639	11,597
Accounts payable	(40,583)	39,706	29,934
Accrued liabilities and other	(10,332)	(16,216)	(53,143)

Net cash provided by operating activities	548,902	167,957	133,054

Investing activities:
Purchases of property, plant and equipment	(40,994)	(90,099)	(106,240)
Acquisitions of businesses, net of cash acquired	—	(9,154)	(222,878)
Disposition of business	12,704	—	—
Proceeds from sales of assets	424	13,620	45,642
Other	—	—	(519)

Net cash used in investing activities	(27,866)	(85,633)	(283,995)

Financing activities:
Borrowings on notes payable	78,036	360,893	1,394,782
Repayments on notes payable	(115,117)	(348,924)	(1,411,295)
Borrowings on Accounts Receivable Securitization Facility	177,300	280,629	207,290
Repayments on Accounts Receivable Securitization Facility	(170,397)	(203,696)	(217,290)
Borrowings on Revolving Loan Facility	2,938,500	2,890,000	2,228,500
Repayments on Revolving Loan Facility	(2,885,500)	(2,875,500)	(2,280,000)
Redemption of Floating Rate Senior Notes	(293,277)	(197,458)	—
Redemption of debt under 8% Senior Notes	(250,000)	—	—
Repayments of debt under Senior Secured Credit Facility	—	—	(750,000)
Issuance of 6.375% Senior Notes	—	—	1,000,000
Payments to amend and refinance credit facilities	(2,353)	(3,757)	(23,833)
Proceeds from stock options exercised	8,752	17,104	5,938
Transactions with Sara Lee Corporation	—	(11,403)	—
Other	984	2,593	1,593

Net cash provided by (used in) financing activities	(513,072)	(89,519)	155,685

Effect of changes in foreign exchange rates on cash	(513)	(1,131)	(16)

Increase (decrease) in cash and cash equivalents	7,451	(8,326)	4,728
Cash and cash equivalents at beginning of year	35,345	43,671	38,943

Cash and cash equivalents at end of year	$42,796	$35,345	$43,671

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.

Notes to Consolidated Financial Statements

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

(1)	Background

Hanesbrands Inc., a Maryland corporation (the “Company”), is a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, C9 by Champion, Bali, Playtex, Just My Size, L’eggs, barely there, Wonderbra, Gear For Sports, Zorba and Rinbros. The Company designs, manufactures, sources and sells a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, kids’ underwear, casualwear, activewear, socks and hosiery.

The Company’s fiscal year ends on the Saturday closest to December 31. All references to “2012”, “2011” and “2010” relate to the 52 week fiscal years ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

(2)	Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The European imagewear business and domestic imagewear businesses had historically been part of the International and Outerwear segments, respectively. In accordance with generally accepted accounting principles, the European imagewear and domestic imagewear businesses are presented as discontinued operations in all periods presented. See Note 3, “Discontinued Operations,” for further details.

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

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

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

(e) Advertising Expense

Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” caption in the Consolidated Statements of Income of $123,354, $183,775 and $184,904 in 2012, 2011 and 2010, respectively.

(f) Shipping and Handling Costs

Revenue received for shipping and handling costs is included in net sales and was $25,062, $23,943 and $22,607 in 2012, 2011 and 2010, respectively. Shipping costs, that comprise payments to third party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

$239,464, $249,765 and $243,336 in 2012, 2011 and 2010, respectively. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.

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

(h) Research and Development

Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. Research and development expense was $48,323, $47,056 and $47,082 in 2012, 2011 and 2010, respectively.

(i) Defined Contribution Benefit Plans

The Company sponsors 401(k) plans as well as other defined contribution benefit plans. Expense for these plans was $21,564, $19,063 and $21,190 in 2012, 2011 and 2010, respectively.

(j) Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.

(k) Accounts Receivable Valuation

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable portfolio determined on the basis of historical experience, aging of trade receivables, specific allowances for known troubled accounts and other currently available information.

(l) Inventory Valuation

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

(m) Property

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

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

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

(n) Trademarks and Other Identifiable Intangible Assets

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

(o) Goodwill

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

Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events occur. The Company’s annual measurement date is the first day of the third fiscal quarter. In evaluating the recoverability of goodwill, the Company estimates the fair value of our reporting units and compares it to the carrying value. If the carrying value of the reporting unit exceeds its fair value, the next step of the process involves comparing the implied fair value to the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

loss is recognized in an amount equal to such excess. No impairment of goodwill was identified as a result of the testing conducted in 2012. In estimating the fair values of the reporting units, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.

(p) Insurance Reserves

The Company is self-insured for property, workers’ compensation, medical and other casualty programs up to certain stop-loss limits. Undiscounted liabilities for self-insured exposures are accrued at the present value of the expected aggregate losses below those limits and are based on a number of assumptions, including historical trends, actuarial assumptions and economic conditions.

(q) Stock-Based Compensation

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

(r) Income Taxes

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

(s) Financial Instruments

The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. The use of these financial instruments modifies the Company’s exposure to these risks with the goal of reducing the risk or cost to the Company. Depending on the nature of the underlying risk being hedged, these financial instruments are either designated as cash flow hedges or are economic hedges against changes in the value of the hedged item and therefore not designated as hedges for accounting purposes. The Company does not use derivatives for trading purposes and is not a party to leveraged derivative contracts.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

On the date the derivative is entered into, the Company determines whether the derivative meets the criteria for cash flow hedge accounting treatment or whether the financial instrument is serving as an economic hedge against changes in the value of the hedged item and therefore is not designated as a hedge for accounting purposes. The accounting for changes in fair value of the derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship.

The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.

Derivatives are recorded in the Consolidated Balance Sheets at fair value and classified as current or noncurrent based on the derivatives’ maturity dates. The fair value is based upon either market quotes for actively traded instruments or independent bids for nonexchange traded instruments. Cash flows hedges are classified in the same category as the item being hedged, and cash flows from derivative contracts not designated as hedges are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

Derivative Contracts Not Designated as Hedges

For derivative contracts not designated as hedges, changes in fair value are reported in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. These contracts are recorded at fair value when the hedged item is recorded as an asset or liability and then are revalued each accounting period.

(t) Recently Issued Accounting Pronouncements

Fair Value Measurements

In May 2011, the FASB issued new accounting rules related to fair value measurements. The new accounting rules clarify some existing concepts, eliminate wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, change some principles to achieve

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

convergence between GAAP and IFRS. The new accounting rules result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The new accounting rules were effective for the Company in the first quarter of 2012. The adoption of the new accounting rules in the first quarter of 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting rules that require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity. The adoption of the new accounting rules in the first quarter of 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2011, the FASB issued new accounting rules which deferred certain provisions of the rules issued in June 2011 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.

In February 2013, the FASB issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules will be effective for the Company in the first quarter of 2013. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company’s financial condition, results of operations or cash flows.

Goodwill Impairment Testing

In September 2011, the FASB issued new accounting rules related to testing goodwill for impairment. The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. The adoption of the new accounting rules in 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued new accounting rules related to new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new rules are effective for the Company in the first quarter of 2014 with retrospective application required. The Company does not expect the adoption of the new accounting rules to have a material effect on Company’s financial condition, results of operations or cash flows.

(3)	Discontinued Operations

European Imagewear

In May 2012, the Company sold its European imagewear business to Smartwares, B.V. for €15,000 (approximately $13,000, net of fees and other transaction related costs) in cash proceeds, resulting in a pre-tax

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

loss of approximately $33,000. The European imagewear business was previously reported within the International segment.

Domestic Imagewear

The Company completed the discontinuation of its private-label and Outer Banks domestic imagewear operations that served wholesalers that sell to the screen-print industry. During 2012, the Company incurred pre-tax charges of approximately $63,000, substantially all noncash, for the write-down of intangibles, inventory markdowns and other related items. The private-label and Outer Banks domestic imagewear operations were previously reported within the Outerwear segment.

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to these businesses and that will be eliminated from ongoing operations. The key components from discontinued operations related to the European and domestic imagewear businesses were as follows:

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net sales	$89,686	$202,852	$180,701
Cost of sales	116,798	155,689	141,770

Gross profit (loss)	(27,112)	47,163	38,931
Selling, general and administrative expenses	7,200	16,009	15,608
Impairment of intangibles	37,425	—	—

Operating profit (loss)	(71,737)	31,154	23,323
Interest expense, net	5	99	93
Loss on disposal of business	32,829	—	—

Income (loss) from discontinued operations before income tax expense (benefit)	(104,571)	31,055	23,230
Income tax expense (benefit)	(36,809)	6,936	4,549

Net income (loss) from discontinued operations, net of tax	$(67,762)	$24,119	$18,681

(4)	Earnings Per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the period. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares outstanding for 2012, 2011 and 2010 is as follows:

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Basic weighted average shares outstanding	98,709	97,710	96,500
Effect of potentially dilutive securities:
Stock options	1,245	1,163	783
Restricted stock units	314	376	489
Employee stock purchase plan and other	1	2	2

Diluted weighted average shares outstanding	100,269	99,251	97,774

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

Options to purchase 0, 6,827 and 6,273 shares of common stock and 263, 1,250 and 234 restricted stock units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for 2012, 2011, and 2010, respectively.

(5)	Stock-Based Compensation

The Company established the Hanesbrands OIP to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company and incent performance and retention of employees.

Stock Options

The exercise price of each stock option equals the closing market price of Hanesbrands’ stock on the date of grant. Options granted vest ratably over three years and can be exercised over a term of 10 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during 2012 and 2011. The assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted during 2010 were as follows: dividend risk yield of 0%, risk free interest rate range of 1.64% to 1.90%, volatility range of 50% to 54% and expected term range of 5.3 years to 6.0 years.

The dividend yield assumption is based on the Company’s intent not to pay dividends as of the grant date. The Company used a combination of the volatility of the Company and the volatility of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions due to the limited trading history of the Company’s common stock as of the grant date. The Company utilized the simplified method outlined in SEC accounting rules to estimate expected lives for options granted. The simplified method is used for valuing stock option grants by eligible public companies that do not have sufficient historical exercise patterns on options granted to employees.

A summary of the changes in stock options outstanding to the Company’s employees under the Hanesbrands OIP is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Options outstanding at January 2, 2010	6,287	$22.10	$15,770	7.77
Granted	221	27.16
Exercised	(289)	20.51
Forfeited	(1)	22.37

Options outstanding at January 1, 2011	6,218	$22.35	$19,914	6.90
Exercised	(772)	22.17
Forfeited	(132)	20.50

Options outstanding at December 31, 2011	5,314	$22.42	$7,202	5.90
Exercised	(448)	19.79
Forfeited	(9)	23.73

Options outstanding at December 29, 2012	4,857	$22.68	$59,744	4.91

Options exercisable at December 29, 2012	4,794	$22.62	$59,255	4.87

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

There were 3,061, 3,696 and 2,133 options that vested during 2012, 2011 and 2010, respectively. The total intrinsic value of options that were exercised during 2012, 2011 and 2010 was $6,800, $5,756 and $1,923, respectively. The weighted average fair value of individual options granted during 2010 was $13.32.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $5,998, $5,756 and $1,705 for 2012, 2011 and 2010, respectively.

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

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Nonvested share units outstanding at January 2, 2010	1,526	$20.82	$36,796	1.76
Granted — non-performanced based	391	27.02
Granted — performanced based	143	27.16
Vested	(721)	21.28
Forfeited	(9)	19.21

Nonvested share units outstanding at January 1, 2011	1,330	$23.08	$33,794	1.73

Granted — non-performanced based	497	23.60
Granted — performanced based	256	23.46
Vested	(741)	21.06
Forfeited	(117)	22.82

Nonvested share units outstanding at December 31, 2011	1,225	$24.61	$26,782	2.37

Granted — non-performanced based	335	35.62
Granted — performanced based	288	32.20
Vested	(400)	24.56
Forfeited	(42)	25.38

Nonvested share units outstanding at December 29, 2012	1,406	$28.76	$49,188	1.99

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

The total fair value of shares vested during 2012, 2011 and 2010 was $9,824, $15,605 and $15,346, respectively. Certain participants elected to defer receipt of shares earned upon vesting. As of December 29, 2012, a total of 281 shares of common stock are issuable in future years for such deferrals.

In addition to granting RSUs that vest solely upon continued future service to the Company, the Company also grants performanced-based restricted stock units with a performance feature that has a target range of 0% to 200% based upon meeting certain performance thresholds. These performanced-based stock awards, which are included in the table above, represent awards that are earned based on future performance and service. As reported in the above table, the number of performanced-based restricted stock units granted each year represents the initial units granted on the date of grant plus any additional units that were earned based on the final achievement of the respective performance thresholds.

For all share-based payments under the Hanesbrands OIP, during 2012, 2011 and 2010, the Company recognized total compensation expense of $20,183, $15,822 and $19,226 and recognized a deferred tax benefit of $7,915, $6,164 and $7,435, respectively.

At December 29, 2012, there was $15,444 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $9,610, $4,298 and $1,536 is expected to be recognized in 2013, 2014 and 2015, respectively. The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the Hanesbrands OIP by issuing newly authorized shares. The Hanesbrands OIP authorized 13,105 shares for awards of stock options and restricted stock units, of which 1,245 were available for future grants as of December 29, 2012.

Employee Stock Purchase Plan

The Company established the Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (the “ESPP”), which is qualified under Section 423 of the Internal Revenue Code. An aggregate of up to 2,442 shares of Hanesbrands common stock may be purchased by eligible employees pursuant to the ESPP. The purchase price for shares under the ESPP is equal to 85% of the stock’s fair market value on the purchase date. During 2012, 2011 and 2010, 73, 82 and 79 shares, respectively, were purchased under the ESPP by eligible employees. The Company had 1,845 shares of common stock available for issuance under the ESPP as of December 29, 2012. The Company recognized $313, $351 and $308 of stock compensation expense under the ESPP during 2012, 2011 and 2010, respectively.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

(6)	Trade Accounts Receivable

Allowances for Trade Accounts Receivable

The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions are as follows:

	Allowance for Doubtful Accounts	Allowance for Chargebacks and Other Deductions	Total
Balance at January 2, 2010	$15,502	10,274	$25,776
Charged to expenses	(1,116)	3,715	2,599
Deductions and write-offs	(3,270)	(5,913)	(9,183)

Balance at January 1, 2011	11,116	8,076	19,192

Charged to expenses	(1,142)	6,393	5,251
Deductions and write-offs	(1,250)	(5,775)	(7,025)

Balance at December 31, 2011	8,724	8,694	17,418

Charged to expenses	747	7,570	8,317
Deductions and write-offs	(3,284)	(7,511)	(10,795)

Balance at December 29, 2012	$6,187	$8,753	$14,940

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

Sales of Accounts Receivable

The Company has entered into agreements to sell selected trade accounts receivable to financial institutions. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution services and collects these accounts receivable directly from the customer. Net proceeds of these accounts receivable sale programs are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows. The Company recognized funding fees of $3,136, $3,080 and $3,464 in 2012, 2011 and 2010, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Consolidated Statements of Income.

(7)	Inventories

Inventories consisted of the following:

	December 29, 2012	December 31, 2011
Raw materials	$167,883	$231,781
Work in process	143,713	129,827
Finished goods	941,540	1,245,947

	$1,253,136	$1,607,555

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

(8)	Property, Net

Property is summarized as follows:

	December 29,	December 31,
	2012	2011
Land	$26,286	$25,378
Buildings and improvements	483,814	470,555
Machinery and equipment	886,413	880,139
Construction in progress	13,155	31,076
Capital leases	3,709	4,499

	1,413,377	1,411,647
Less accumulated depreciation	817,219	776,241

Property, net	$596,158	$635,406

(9)	Notes Payable

The Company had the following short-term revolving facilities at December 29, 2012 and December 31, 2011:

	Interest Rate as of December 29, 2012	Principal Amount
		December 29, 2012	December 31, 2011
El Salvador	3.00%	$25,000	$25,000
Philippines	3.71%	1,216	205
China	—	—	32,885
India	—	—	3,911
Germany	—	—	1,074

		$26,216	$63,075

As of December 29, 2012 and December 31, 2011, the Company had total borrowing availability of $111,708 and $65,675, respectively, under the international loan facilities. Total interest paid on notes payable was $4,014, $2,306 and $2,195 in 2012, 2011 and 2010, respectively. The Company was in compliance with the financial covenants contained in each of the facilities at December 29, 2012.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

(10)	Debt

The Company had the following debt at December 29, 2012 and December 31, 2011:

	Interest Rate as of December 29,
		Principal Amount
		December 29,	December 31,
	2012	2012	2011	Maturity Date
Senior Secured Credit Facility:
Revolving Loan Facility	4.50%	$67,500	$14,500	July 2017
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
8% Senior Notes	8.00%	250,000	500,000	December 2016
Accounts Receivable Securitization Facility	1.29%	173,836	166,933	March 2013
Floating Rate Senior Notes	—	—	293,277

		1,491,336	1,974,710
Less current maturities		173,836	166,933

		$1,317,500	$1,807,777

The Company’s primary financing arrangements are the senior secured credit facility (the “Senior Secured Credit Facility”), $1,000,000 in aggregate principal amount of 6.375% senior notes (the “6.375% Senior Notes”), $250,000 in aggregate principal amount of 8.000% senior notes (the “8% Senior Notes”) and the Accounts Receivable Securitization Facility. The outstanding balances at December 29, 2012 are reported in the “Long-term debt” and “Accounts Receivable Securitization Facility” lines of the Consolidated Balance Sheets.

Total cash paid for interest related to debt in 2012, 2011 and 2010 was $124,427, $140,083 and $116,492, respectively.

Senior Secured Credit Facility

The Senior Secured Credit Facility initially provided for aggregate borrowings of $1,150,000, consisting of a $750,000 term loan facility (the “Term Loan Facility”) and a $400,000 revolving loan facility (the “Revolving Loan Facility”). In 2010, the Company used proceeds from the issuance of the 6.375% Senior Notes to repay all outstanding borrowings under the Term Loan Facility. The Company also increased the commitments under the Revolving Loan Facility from $400,000 to $600,000 in 2010. Proceeds of the Revolving Loan Facility are used for general corporate purposes and working capital needs. The Revolving Loan Facility matures on (i) July 13, 2017 or (ii) September 15, 2016, if the Company’s 8% Senior Notes have not been refinanced or repaid or the maturity date thereof has not otherwise been extended beyond July 13, 2017 by September 15, 2016. All borrowings under the Revolving Loan Facility must be repaid in full upon maturity.

A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At the Company’s option, it may add one or more term loan facilities or increase the commitments under the Revolving Loan Facility so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence and that the Company is in pro forma compliance with the financial covenants described below. As of December 29, 2012, the Company had $67,500 outstanding under the Revolving Loan Facility, $12,877 of standby and trade letters of credit issued and outstanding under this facility and $519,623 of borrowing availability. At December 29, 2012, the interest rate on the Revolving Loan Facility was 4.50%.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

The Senior Secured Credit Facility is guaranteed by substantially all of the Company’s existing and future direct and indirect U.S. subsidiaries, with certain customary or agreed-upon exceptions for foreign subsidiaries and certain other subsidiaries. The Company and each of the guarantors under the Senior Secured Credit Facility have granted the lenders under the Senior Secured Credit Facility a valid and perfected first priority (subject to certain customary exceptions) lien and security interest in the following:

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

At the Company’s option, borrowings under the Senior Secured Credit Facility may be maintained from time to time as (i) “Base Rate” loans, which bear interest at the highest of (a) 1/2 of 1% in excess of the federal funds rate, (b) the rate publicly announced by JPMorgan Chase Bank as its “prime rate” at its principal office in New York City, in effect from time to time and (c) the “LIBO Rate” (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves) for LIBOR-based loans with a one-month interest period plus 1.0%, in effect from time to time, in each case plus the applicable margin, or (ii) LIBOR-based loans, which bear interest at the LIBO Rate (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), as determined by reference to the rate for deposits in dollars appearing on the Reuters Screen LIBOR01 Page for the respective interest period or other commercially available source designated by an administrative agent, plus the applicable margin in effect from time to time. The applicable margin is determined by reference to a leverage-based pricing grid set forth in the Senior Secured Credit Facility. The applicable margin ranges from a maximum of 2.50% in the case of LIBOR-based loans and 1.50% in the case of Base Rate loans if the Company’s leverage ratio is greater than or equal to 4.00 to 1, and will step down in 0.25% increments to a minimum of 1.75% in the case of LIBOR-based loans and 0.75% in the case of Base Rate loans if the Company’s leverage ratio is less than 2.50 to 1.

The Senior Secured Credit Facility requires the Company to comply with customary affirmative, negative and financial covenants. The Senior Secured Credit Facility requires that the Company maintain a minimum interest coverage ratio, a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio, and a maximum total senior secured debt to EBITDA ratio. The interest coverage ratio covenant requires that the ratio of the Company’s EBITDA for the preceding four fiscal quarters to its consolidated total interest expense for such period shall not be less than a specified ratio for each fiscal quarter. This ratio was 3.25 to 1 for the fourth fiscal quarter of 2012 and thereafter. The leverage ratio covenant requires that the ratio of the Company’s total debt to EBITDA for the preceding four fiscal quarters will not be more than a specified ratio for each fiscal quarter. This ratio was 4.25 to 1 for the fourth fiscal quarter of 2012 and declines over time until it reaches 3.75 to 1 for the fourth fiscal quarter of 2014 and thereafter. The senior secured leverage ratio covenant requires that the ratio of the Company’s total senior secured debt to EBITDA for the preceding four fiscal quarters will not be more than a specified ratio for each fiscal quarter. This ratio was 2.25 to 1 for the fourth fiscal quarter of 2012 and declines over time until it reaches 2.00 to 1 for the fourth fiscal quarter of 2014 and thereafter. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.

In addition, the commitment fee for the unused portion of revolving loan commitments made by the Lenders is between 30 and 40 basis points based on the applicable commitment fee margin in effect from time to time. When the Leverage Ratio (as defined in the Senior Secured Credit Facility) is greater than or equal to 4.00 to

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

1.00, the commitment fee margin is 0.400%. When the Leverage Ratio is less than 4.00 to 1.00 but greater than or equal to 3.25 to 1.00, the applicable commitment fee margin is 0.350%. When the Leverage Ratio is less than 3.25 to 1.00, the applicable commitment fee margin is 0.300%.

The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the Senior Secured Credit Facility). As of December 29, 2012, the Company was in compliance with all financial covenants.

6.375% Senior Notes

On November 9, 2010, the Company issued $1,000,000 aggregate principal amount of the 6.375% Senior Notes. The 6.375% Senior Notes are senior unsecured obligations that rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness. The 6.375% Senior Notes bear interest at an annual rate equal to 6.375%. Interest is payable on the 6.375% Senior Notes on June 15 and December 15 of each year. The 6.375% Senior Notes will mature on December 15, 2020. The net proceeds from the sale of the 6.375% Senior Notes were approximately $979,000. The net proceeds were used to repay all outstanding borrowings under the Term Loan Facility and reduce the outstanding borrowings under the Revolving Loan Facility and to pay fees and expenses relating to these transactions. The 6.375% Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.

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

8% Senior Notes

On December 10, 2009, the Company issued $500,000 aggregate principal amount of the 8% Senior Notes. The 8% Senior Notes are senior unsecured obligations that rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness. The 8% Senior Notes bear interest at an annual rate equal to 8%. Interest is payable on the 8% Senior Notes on June 15 and December 15 of each year. The 8% Senior Notes will mature on December 15, 2016. The net proceeds from the sale of the 8% Senior Notes were

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

approximately $480,000. The net proceeds, together with the proceeds from borrowings under the Senior Secured Credit Facility, were used to refinance borrowings under other loan facilities and to pay fees and expenses relating to these transactions. The 8% Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.

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

In December 2012, the Company redeemed $250,000 of the 8% Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus a call premium of approximately $27,619, consisting of the discounted present value of all required interest payments that would otherwise be due on the redeemed 8% Senior Notes from the redemption date to December 15, 2013 and a prepayment penalty equal to 4% of the redeemed principal amount. The Company incurred charges of approximately $27,619 for the call premium and $6,287 for acceleration of noncash unamortized debt costs in the fourth quarter of 2012.

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

Accounts Receivable Securitization Facility

The Accounts Receivable Securitization Facility provides for up to $225,000 in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. Under the terms of the Accounts Receivable Securitization Facility, the Company and certain of its subsidiaries sell, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly-owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits that issue commercial paper in the short-term market and are not affiliated with the Company or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes, but the assets of Receivables LLC will be used first to satisfy the creditors of Receivables LLC, not the Company’s creditors. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to the Company maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs. The Accounts Receivable Securitization Facility will terminate on March 15, 2013; however, the Company plans to extend the term.

Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. As of December 29, 2012, Receivables LLC had $173,836 outstanding under the Accounts Receivable Securitization Facility. The outstanding balance under the Accounts Receivable Securitization Facility is reported on the Consolidated Balance Sheet in the line “Accounts Receivable Securitization Facility.” Unless the conduits fail to fund, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

expense on the Consolidated Statement of Income. If the conduits fail to fund, the Accounts Receivable Securitization Facility would be funded through committed bank purchasers, and the interest rate payable at the Company’s option at the rate announced from time to time by HSBC Bank USA, N.A. as its prime rate or at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) plus the applicable margin in effect from time to time. In addition, Receivables LLC is required to make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities. The average blended interest rate for the outstanding balance as of December 29, 2012 was 1.29%.

The Accounts Receivable Securitization Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio contained from time to time in the Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the Managing Agents or their affiliates. As of December 29, 2012, the Company was in compliance with all financial covenants.

The total amount of receivables used as collateral for the credit facility was $309,245 at December 29, 2012 and is reported on the Company’s Consolidated Balance Sheet in trade accounts receivable less allowances.

Floating Rate Senior Notes

On December 14, 2006, the Company issued $500,000 aggregate principal amount of the Floating Rate Senior Notes. The net proceeds from the sale of the Floating Rate Senior Notes were approximately $492,000. These proceeds, together with working capital, were used to repay an outstanding debt balance under another loan facility. During 2012, the Company completed the redemption of all amounts owed under the Floating Rate Senior Notes.

Future Principal Payments

Future principal payments for all of the facilities described above are as follows: $173,836 due in 2013, $0 due in 2014, $0 due in 2015, $250,000 due in 2016, $67,500 due in 2017 and $1,000,000 thereafter.

Debt Issuance Costs

During 2012 and 2011, the Company incurred $2,353 and $3,757, respectively, in capitalized debt issuance costs in connection with the amendments to the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility. The Company incurred $23,833 in capitalized debt issuance costs in connection with increasing the borrowing availability under the Revolving Loan Facility and issuing the 6.375% Senior Notes in 2010. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from one to ten years. As of December 29, 2012, the net carrying value of unamortized debt issuance costs was $37,205 which is included in “Other Noncurrent Assets” in the Consolidated Balance Sheet. The Company’s debt issuance cost amortization was $9,168, $10,367 and $12,739 in 2012, 2011 and 2010, respectively.

The Company recognizes charges in the “Other expenses” line of the Consolidated Statements of Income for fees incurred in financing transactions such as refinancing and amendments and for write-offs incurred in the early extinguishment of debt. As previously disclosed, in 2012 the Company recognized charges of $33,906 for the call premium and acceleration of unamortized debt costs related to the prepayment of $250,000 on the 8% Senior Notes. In addition, in 2012 the Company recognized combined charges of $3,272 of write-offs on early

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

extinguishment of debt related to the Floating Rate Senior Notes and the Revolving Loan Facility. In 2011, the Company recognized charges of $3,297 of a write-off on early extinguishment of debt related to the Floating Rate Senior Notes. In 2010, the Company recognized combined charges of $16,526 which represents certain costs related to the issuance of the 6.375% Senior Notes and write-offs on early extinguishment of debt related to the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility.

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

Operating Leases

The Company leases certain buildings and equipment under agreements that are classified as operating leases. Rental expense under operating leases was $72,639, $71,711 and $64,437 in 2012, 2011 and 2010, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows: $53,712 in 2013, $47,223 in 2014, $41,963 in 2015, $35,062 in 2016, $29,972 in 2017 and $77,701 thereafter.

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

During 2012, 2011 and 2010, the Company incurred royalty expense of approximately $37,593, $34,108 and $12,772, respectively.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

Minimum amounts due under the license agreements are approximately $14,779 in 2013, $10,946 in 2014, $10,472 in 2015, $9,969 in 2016, $0 in 2017. In addition to the minimum guaranteed amounts under license agreements, the Company is a party to a partnership agreement which includes a minimum fee of $5,862 for each year from 2013 through 2018.

(12)	Intangible Assets and Goodwill

During 2012, the Company discontinued the Outer Banks domestic imagewear operations that served wholesalers that sell to the screen-print industry. The discontinuation resulted in write-downs of $37,253 of trademark and $172 of goodwill. See Note 3, “Discontinued Operations,” for further details.

During 2011, the Company completed the business acquisition of the assets of the TNF Group Unit Trust from TNF Group Pty Ltd, as trustee, and of Player Sportswear Unit Trust from Player Sportswear Pty Ltd, as trustee. The acquisition resulted in the recognition of $3,335 of goodwill and $1,820 of intangible assets, which consisted primarily of trademarks and customer relationships.

The preceding business acquisition was determined by the Company to be immaterial. As a result, the disclosures and supplemental pro forma information required by ASC805, “Business Combinations,” are not presented.

(a) Intangible Assets

The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

	Gross	Accumulated Amortization	Net Book Value
Year ended December 29, 2012:
Intangible assets subject to amortization:
Trademarks and brand names	$140,855	$76,606	$64,249
Licensing agreements	47,600	7,612	39,988
Customer and distributor relationships	3,327	1,300	2,027
Computer software	62,820	50,556	12,264
Other intangibles	1,921	335	1,586

	$256,523	$136,409

Net book value of intangible assets			$120,114

	Gross	Accumulated Amortization	Net Book Value
Year ended December 31, 2011:
Intangible assets subject to amortization:
Trademarks and brand names	$198,405	$91,421	$106,984
Licensing agreements	47,600	4,094	43,506
Customer and distributor relationships	3,327	695	2,632
Computer software	58,730	43,907	14,823
Other intangibles	1,921	191	1,730

	$309,983	$140,308

Net book value of intangible assets			$169,675

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

The amortization expense for intangibles subject to amortization was $13,526, $12,817 and $10,771 for 2012, 2011 and 2010, respectively. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $13,114 in 2013, $11,834 in 2014, $8,838 in 2015, $7,066 in 2016 and $6,137 in 2017.

(b)	Goodwill

Goodwill and the changes in those amounts during the period are as follows:

	Innerwear	Outerwear	Direct to Consumer	International	Total
Net book value at January 1, 2011	$245,505	$171,353	$255	$13,031	$430,144
Acquisition of business	—	33	—	3,335	3,368
Other	—	—	—	(116)	(116)

Net book value at December 31, 2011	245,505	171,386	255	16,250	433,396

Disposition of business	—	(172)	—	—	(172)
Other	—	—	—	76	76

Net book value at December 29, 2012	$245,505	$171,214	$255	$16,326	$433,300

(13)	Financial Instruments and Risk Management

The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of December 29, 2012, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio was $80,726 and $7,786 respectively, consisting of contracts hedging primarily exposures to the Mexican peso, Canadian dollar and Japanese yen. As of December 31, 2011, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio was $105,301 and $7,246 respectively, consisting of contracts hedging primarily exposures to the Euro, Mexican peso, Canadian dollar and Japanese yen.

In prior years, the Company used interest rate cash flow hedges in the form of swaps and caps in order to mitigate the Company’s exposure to variability in cash flows for the future interest payments on a designated portion of floating rate debt. In connection with the amendment and restatement of certain credit facilities in December 2009, all outstanding interest rate hedging instruments related to the Floating Rate Senior Notes were settled, and the amounts deferred in Accumulated Other Comprehensive Loss were frozen at the termination date and amortized over the original remaining term of the interest rate hedge instrument. This interest rate hedge instrument matured in December 2012.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

Fair Values of Derivative Instruments

The fair values of derivative financial instruments related to forward foreign exchange contracts recognized in the Consolidated Balance Sheets of the Company were as follows:

		Fair Value
	Balance Sheet Location	December 29, 2012	December 31, 2011
Hedges	Other current assets	708	3,205
Non-hedges	Other current assets	380	455

Total derivative assets		$1,088	$3,660

Hedges	Accrued liabilities	$(184)	$(205)
Non-hedges	Accrued liabilities	(84)	(388)

Total derivative liabilities		$(268)	$(593)

Net derivative asset		$820	$3,067

Cash Flow Hedges

The Company uses forward foreign exchange contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated transactions, foreign currency-denominated investments, and other known foreign currency exposures. Gains and losses on these contracts are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated Other Comprehensive Loss of approximately $336.

The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion) Year Ended
	December 29,	December 31,	January 1,
	2012	2011	2011
Interest rate contracts	$—	$(3)	$(516)
Foreign exchange contracts	(262)	1,341	(2,503)

Total	$(262)	$1,338	$(3,019)

	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Year Ended			Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	December 29,	December 31,	January 1,
	2012	2011	2011
Interest rate contracts	$(2,560)	$(11,621)	$(17,964)	Interest expense, net
Interest rate contracts	(877)	(2,314)	—	Other expenses
Foreign exchange contracts	(47)	(969)	(1,676)	Cost of sales

Total	$(3,484)	$(14,904)	$(19,640)

Derivative Contracts Not Designated As Hedges

The Company uses foreign exchange derivative contracts as economic hedges against the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities.

The effect of derivative contracts not designated as hedges on the Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income Year Ended
		December 29,	December 31,	January 1,
		2012	2011	2011
Foreign exchange contracts	Selling, general and administrative expenses	$(3,757)	$1,804	$(2,073)

Total		$(3,757)	$1,804	$(2,073)

(14)	Fair Value of Assets and Liabilities

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

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

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

As of December 29, 2012 and December 31, 2011, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates and defined benefit pension plan investment assets. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. The fair values of defined benefit pension plan investments include: certain U.S. equity securities, certain foreign equity securities and debt securities that are determined based on quoted prices in public markets categorized as Level 1, certain foreign equity securities, certain U.S. equity securities, debt securities and commodity investments that are determined based on inputs readily available in public markets or can be derived from information available in publicly quoted markets categorized as Level 2, and investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists that are classified as Level 3. There were no changes during 2012 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. The hedge fund of funds and real estate investments have varying redemption terms of monthly, quarterly, semi-annually and annually, and have required notification periods ranging from 45 to 90 days.

As of December 29, 2012, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of December 29, 2012
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Defined benefit pension plan investment assets:
Hedge fund of funds	$—	$—	$253,391
U.S. equity securities	111,878	20,824	—
Foreign equity securities	40,279	64,348	—
Debt securities	6,443	96,385	—
Real estate	—	—	32,584
Commodities	—	13,086	—
Cash and other	4,550	—	—

	163,150	194,643	285,975
Derivative contracts:
Foreign exchange derivative contracts	—	1,088	—
Foreign exchange derivative contracts	—	(268)	—

	—	820	—

Total	$163,150	$195,463	$285,975

	Assets (Liabilities) at Fair Value as of December 31, 2011
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Defined benefit pension plan investment assets:
Hedge fund of funds	$—	$—	$242,594
U.S. equity securities	128,592	—	—
Foreign equity securities	33,183	52,660	—
Debt securities	6,093	87,303	—
Real estate	—	—	30,729
Commodities	—	12,713	—
Cash and other	6,022	—	—

	173,890	152,676	273,323
Derivative contracts:
Foreign exchange derivative contracts	—	3,660	—
Foreign exchange derivative contracts	—	(593)	—

	—	3,067	—

Total	$173,890	$155,743	$273,323

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

The table below sets forth a summary of changes in the fair value of the Level 3 investment assets in 2012 and 2011.

	Hedge fund of funds	Real estate
Balance at January 1, 2011	$275,650	$23,180

Actual return on assets	3,382	3,949
Sale of assets	(36,438)	—
Purchase of assets	—	3,600

Balance at December 31, 2011	242,594	30,729

Actual return on assets	13,190	3,590
Sale of assets	(2,393)	(9,340)
Purchase of assets	—	7,605

Balance at December 29, 2012	$253,391	$32,584

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of December 29, 2012 and December 31, 2011. The fair value of debt, which is classified as a Level 2 liability, was $1,609,114 and $2,030,240 as of December 29, 2012 and December 31, 2011 and had a carrying value of $1,491,336 and $1,974,710, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of December 29, 2012 and December 31, 2011, primarily due to the short-term nature of these instruments.

(15)	Defined Benefit Pension Plans

At December 29, 2012, the Company’s pension plans consisted of the Hanesbrands Inc. Pension Plan, various nonqualified retirement plans and international plans. Benefits under the Hanesbrands Inc. Pension Plan were frozen effective December 31, 2005.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

The components of net periodic benefit cost and other amounts recognized in other comprehensive loss of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Service cost	$1,471	$1,445	$1,225
Interest cost	44,276	47,833	49,337
Expected return on assets	(44,708)	(47,782)	(44,094)
Settlement cost	—	—	139
Amortization of:
Prior service cost	31	29	26
Net actuarial loss	15,946	9,119	8,173

Net periodic benefit cost	$17,016	$10,644	$14,806

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$(26,633)	$200,771	$6,605
Prior service cost	(31)	(29)	(26)

Total (gain) loss recognized in other comprehensive income	(26,664)	200,742	6,579

Total recognized in net periodic benefit cost and other comprehensive income	$(9,648)	$211,386	$21,385

The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 are $15,411 and $35, respectively.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	December 29, 2012	December 31, 2011
Benefit obligation:
Beginning of year	$1,080,167	$931,621
Service cost	1,471	1,445
Interest cost	44,276	47,833
Benefits paid	(49,951)	(50,815)
Impact of exchange rate change	55	(271)
Actuarial loss	9,159	150,354

End of year	1,085,177	1,080,167

Fair value of plan assets:
Beginning of year	599,889	635,168
Actual return on plan assets	65,101	(12,355)
Employer contributions	28,175	28,331
Benefits paid	(49,951)	(50,815)
Impact of exchange rate change	554	(440)

End of year	643,768	599,889

Funded status	$(441,409)	$(480,278)

The total benefit obligation and the benefit obligation and fair value of plan assets for the Company’s pension plans with benefit obligations in excess of plan assets are as follows:

	December 29, 2012	December 31, 2011
Benefit obligation	$1,085,177	$1,080,167
Plans with benefit obligation in excess of plan assets
Benefit obligation	1,085,177	1,080,167
Fair value of plan assets	643,768	599,889

Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	December 29, 2012	December 31, 2011
Current liabilities	(2,216)	(2,411)
Noncurrent liabilities	(439,193)	(477,867)
Accumulated other comprehensive loss	(513,924)	(540,588)

Amounts recognized in accumulated other comprehensive loss consist of:

	December 29, 2012	December 31, 2011
Prior service cost	$79	$110
Actuarial loss	513,845	540,478

	$513,924	$540,588

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

Accrued benefit costs related to the Company’s defined benefit pension plans are reported in the “Accrued liabilities — Payroll and employee benefits” and “Pension and postretirement benefits” lines of the Consolidated Balance Sheets.

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

	December 29, 2012	December 31, 2011	January 1, 2011
Net periodic benefit cost:
Discount rate	4.20%	5.27%	5.78%
Long-term rate of return on plan assets	7.58	7.77	7.48
Rate of compensation increase (1)	3.75	3.75	3.70
Plan obligations:
Discount rate	4.17%	4.20%	5.27%
Rate of compensation increase (1)	3.74	3.75	3.75

(1)	The compensation increase assumption applies to the international plans and portions of the nonqualified retirement plans, as benefits under these plans were not frozen at December 29, 2012, December 31, 2011 and January 1, 2011.

(b) Plan Assets, Expected Benefit Payments, and Funding

The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	December 29, 2012	December 31, 2011
Asset category:
Hedge fund of funds	39%	41%
U.S. equity securities	21	21
Debt securities	16	16
Foreign equity securities	16	14
Real estate	5	5
Commodities	2	2
Cash and other	1	1

The Company’s asset strategy and primary investment objective are to maximize the principal value of the plan assets to meet current and future benefit obligations to plan participants and their beneficiaries. To accomplish this goal, the assets of the plan are broadly diversified to protect against large investment losses and to reduce the likelihood of excessive volatility of returns. Diversification of assets is achieved through strategic

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, third party investment management firms with complementary investment styles and philosophies to implement these allocations. The Company has established a target asset allocation based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical data, prospective capital market returns and forecasted liabilities of the plans. The target asset allocation approximates the actual asset allocation as of December 29, 2012. In addition to volatility protection, diversification enables the assets of the plan the best opportunity to provide adequate returns in order to meet the Company’s investment return objectives. These objectives include, over a rolling five-year period, to achieve a total return which exceeds the required actuarial rate of return for the plan and to outperform a passive portfolio, consisting of a similar asset allocation.

The Company utilizes market data or assumptions that market participants would use in pricing the pension plan assets. At December 29, 2012, the Company had $163,150 classified as Level 1 assets, $194,643 classified as Level 2 assets and $285,975 classified as Level 3 assets. At December 31, 2011, the Company had $173,890 classified as Level 1 assets, $152,676 classified as Level 2 assets and $273,323 classified as Level 3 assets. The Level 1 assets consisted primarily of certain U.S. equity securities, certain debt securities, certain foreign equity securities and cash and cash equivalents, Level 2 assets consisted primarily of certain debt securities, certain U.S. equity securities, commodity investments and certain foreign equity securities, and Level 3 assets consisted primarily of hedge fund of funds and real estate investments. Refer to Note 14, “Fair Value of Assets and Liabilities,” for the Company’s complete disclosure of the fair value of pension plan assets.

The Company expects to make approximately $38,000 in contributions to the Company’s pension plans in 2013 based on a preliminary calculation by its actuary. Expected benefit payments are as follows: $51,496 in 2013, $53,754 in 2014, $53,925 in 2015, $54,667 in 2016, $57,387 in 2017 and $298,908 thereafter.

(16)	Income Taxes

The provision for income tax computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Income before income tax expense:
Domestic	(5.8)%	7.4%	14.2%
Foreign	105.8	92.6	85.8

	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes	0.3	0.8	1.3
Tax on remittance of foreign earnings	3.1	1.9	2.8
Foreign taxes less than U.S. statutory rate	(24.3)	(20.0)	(25.6)
Employee benefits	0.9	0.7	1.5
Change in valuation allowance	0.3	(0.7)	3.3
Release of unrecognized tax benefit reserves	(3.8)	(0.7)	(9.8)
Other, net	0.1	(2.2)	—

Taxes at effective worldwide tax rates	11.6%	14.8%	8.5%

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended December 29, 2012
Domestic	$21,222	$(21,555)	$(333)
Foreign	29,053	(2,022)	27,031
State	1,027	2,777	3,804

	$51,302	$(20,800)	$30,502

Year ended December 31, 2011
Domestic	$10,869	$1,581	$12,450
Foreign	26,414	(460)	25,954
State	2,958	621	3,579

	$40,241	$1,742	$41,983

Year ended January 1, 2011
Domestic	$(14,594)	$17,736	$3,142
Foreign	15,991	(5,546)	10,445
State	(2,253)	6,555	4,302

	$(856)	$18,745	$17,889

	Years Ended
	December 29,	December 31,	January 1,
	2012	2011	2011
Cash payments for income taxes	$32,274	$37,665	$23,350

Cash payments above represent cash tax payments made by the Company primarily in foreign jurisdictions.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

The deferred tax assets and liabilities at the respective year-ends were as follows:

	December 29, 2012	December 31, 2011
Deferred tax assets:
Nondeductible reserves	$3,578	$4,575
Inventories	60,185	105,653
Property and equipment	9,116	6,683
Intangibles	151,979	138,139
Bad debt allowance	8,050	9,789
Accrued expenses	6,196	11,462
Employee benefits	231,378	241,242
Tax credits	23,564	13,257
Net operating loss and other tax carryforwards	84,253	29,068
Other	16,324	19,461

Gross deferred tax assets	594,623	579,329
Less valuation allowances	(25,726)	(25,067)

Deferred tax assets	568,897	554,262

Deferred tax liabilities:
Derivatives	397	291
Prepaids	5,526	5,429

Deferred tax liabilities	5,923	5,720

Net deferred tax assets	$562,974	$548,542

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

The valuation allowance for deferred tax assets as of December 29, 2012 and December 31, 2011 was $25,726 and $25,067, respectively. The net change in the total valuation allowance for 2012 was $659 which, including foreign currency fluctuations, related to favorable financial performance in certain foreign jurisdictions partially offset by foreign loss carryforwards generated. The net change in the total valuation allowance for 2011 was $1,997 which, including foreign currency fluctuations, related to favorable financial performance in certain foreign jurisdictions partially offset by foreign loss carryforwards generated.

The valuation allowance at December 29, 2012 and December 31, 2011 relates to deferred tax assets established for foreign loss carryforwards of $21,404 and $21,902, respectively.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

At December 29, 2012, the Company has total net operating loss carryforwards of approximately $102,301 for foreign jurisdictions, which will expire as follows:

Fiscal Year:
2013	$13,819
2014	6,005
2015	12,994
2016	10,737
2017	22,079
Thereafter	36,667

At December 29, 2012, the Company had tax credit carryforwards totaling $23,564 which expire beginning after 2020.

At December 29, 2012, the Company had federal and state net operating loss carryforwards of approximately $163,130 and $218,974, respectively, which expire beginning after 2032 and 2027, respectively. The amount of tax deductions in excess of previously recorded windfall tax benefits associated with stock-based compensation included in domestic net operating loss carryforwards but not reflected in deferred tax assets for the year ended December 29, 2012 was $2,553. Upon realization of the domestic net operating losses, the Company will recognize a windfall tax benefit as an increase to additional paid-in capital.

At December 29, 2012, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. If these earnings had not been permanently reinvested, deferred taxes of approximately $446,000 would have been recognized in the Consolidated Financial Statements.

In 2012, the Company recognized a benefit of $9,961 related to the realization of unrecognized tax benefits resulting from the expiration of statutes of limitations and an income tax benefit of $4,216 related to an increase in research and development tax credits.

In 2010, the Company recognized a benefit of $20,504 which resulted from a change in estimate associated with the remeasurement of unrecognized tax benefit accruals and the determination that certain tax positions had been effectively settled following the finalization of tax reviews and audits for amounts less than originally estimated.

Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next 12 months due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company currently expects a reduction of approximately $8,000 for unrecognized tax benefits accrued at December 29, 2012 within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2011	$29,737
Additions based on tax positions related to the current year	10,097
Additions for tax positions of prior years	1,803

Balance at December 31, 2011	41,637

Additions based on tax positions related to the current year	15,616
Reductions for tax positions of prior years	(8,337)

Balance at December 29, 2012	$48,916

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

Included in unrecognized tax benefits are $48,916 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $1,430, $1,364 and $1,386 for interest and penalties classified as income tax expense in the Consolidated Statement of Income for 2012, 2011 and 2010, respectively. At December 29, 2012 and December 31, 2011, the Company had a total of $7,482 and $6,051, respectively, of interest and penalties accrued related to unrecognized tax benefits.

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

In connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013, the Company expects to record a one-time benefit of approximately $6,000 related to retroactive tax relief for certain tax provisions that expired in 2012. Because the legislation was signed into law after the end of the Company’s 2012 fiscal year, the retroactive effects of the bill will be reflected in the first quarter of 2013.

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

The Company is authorized to issue up to 500,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and the Company’s Board of Directors may, without stockholder approval, increase or decrease the aggregate number of shares of stock or the number of

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

shares of stock of any class or series that the Company is authorized to issue. At December 29, 2012 and December 31, 2011, 98,270 and 97,517 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding. Included within the 50,000 shares of preferred stock, 500 shares are designated Junior Participating Preferred Stock, Series A (the “Series A Preferred Stock”) and reserved for issuance upon the exercise of rights under the rights agreement described below.

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

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

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

(18)	Business Segment Information

As a result of the reduced size of sheer hosiery and changing trends, the Company decided in the first quarter of 2012 to change its external segment reporting to include the hosiery operations within the Innerwear segment. Hosiery had previously been reported as a separate segment. Prior year segment sales and operating profit results, including other minor allocation changes, have been revised to conform to the current year presentation. As a result of these changes, the Company’s operations are now managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Outerwear, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses but the segments share a common supply chain and media and marketing platforms.

In addition, as described in Note 3, “Discontinued Operations,” the Company sold its European imagewear business and completed the discontinuation of its private-label and Outer Banks domestic imagewear operations that served wholesalers that sell to the screen-print industry. As a result, the current year and prior year segment disclosures do not reflect the sales and operating profit results of these discontinued businesses.

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

•	International primarily relates to the Asia, Latin America, Canada and Australia geographic locations that sell products that span across the Innerwear and Outerwear reportable segments.

The Company evaluates the operating performance of its segments based upon segment operating profit, that is defined as operating profit before general corporate expenses and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net sales:
Innerwear	$2,334,006	$2,261,166	$2,214,034
Outerwear	1,318,012	1,289,313	1,111,368
Direct to Consumer	372,359	375,440	377,847
International	501,344	508,372	442,763

Total net sales	$4,525,721	$4,434,291	$4,146,012

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Segment operating profit:
Innerwear	$396,763	$336,693	$322,564
Outerwear	60,986	105,057	72,198
Direct to Consumer	34,021	29,222	27,238
International	46,162	53,954	52,608

Total segment operating profit	537,932	524,926	474,608
Items not included in segment operating profit:
General corporate expenses	(84,291)	(64,982)	(82,972)
Amortization of intangibles	(13,526)	(12,817)	(10,771)

Total operating profit	440,115	447,127	380,865
Other expenses	(40,315)	(6,377)	(20,221)
Interest expense, net	(136,855)	(156,198)	(150,143)

Income from continuing operations before income tax expense	$262,945	$284,552	$210,501

	December 29, 2012	December 31, 2011
Assets:
Innerwear	$1,403,335	$1,467,975
Outerwear	645,021	919,736
Direct to Consumer	86,145	87,069
International	309,851	322,450

	2,444,352	2,797,230
Corporate (1)	1,187,348	1,237,439

Total assets	$3,631,700	$4,034,669

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Depreciation and amortization expense:
Innerwear	$42,617	$40,266	$37,722
Outerwear	21,907	21,569	19,993
Direct to Consumer	9,323	7,183	6,116
International	4,154	2,196	1,940

	78,001	71,214	65,771
Corporate	14,252	17,649	18,969

Total depreciation and amortization expense	$92,253	$88,863	$84,740

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Additions to long-lived assets:
Innerwear	$22,241	$38,376	$49,869
Outerwear	11,532	37,028	38,000
Direct to Consumer	2,962	6,336	11,679
International	2,054	4,150	2,431

	38,789	85,890	101,979
Corporate	2,202	4,072	4,149

Total additions to long-lived assets	$40,991	$89,962	$106,128

(1)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.

Sales to Wal-Mart, Target and Kohl’s were substantially in the Innerwear and Outerwear segments and represented 28%, 18% and 6% of total sales in 2012, respectively.

Worldwide sales by product category for Innerwear and Outerwear were $3,012,035 and $1,513,686, respectively, in 2012.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

(19)	Geographic Area Information

	Years Ended or at
	December 29, 2012		December 31, 2011		January 1, 2011
	Sales	Long-Lived Assets	Sales	Long-Lived Assets	Sales	Long-Lived Assets
United States	$4,026,139	$132,147	$3,927,571	$154,035	$3,705,061	$176,035
Canada	129,919	1,943	139,687	1,538	144,154	5,159
Japan	120,498	172	118,361	456	96,543	485
Mexico	70,482	1,871	79,696	1,933	77,104	2,004
Brazil	58,972	792	67,954	757	57,078	792
China	15,778	144,494	19,397	144,651	15,242	138,254
Central America and the Caribbean Basin	1,604	270,611	4,335	283,908	3,905	265,625
Other	102,329	44,128	77,290	48,128	46,925	42,900

	$4,525,721	$596,158	$4,434,291	$635,406	$4,146,012	$631,254

The net sales by geographic region are attributed by customer location.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

(20)	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
2012
Net sales	$973,133	$1,180,651	$1,218,681	$1,153,256	$4,525,721
Gross profit	255,114	366,932	399,930	398,071	1,420,047
Income (loss) from continuing operations	(24,271)	67,316	111,183	78,215	232,443
Income (loss) from discontinued operations	(2,559)	(66,085)	(1,291)	2,173	(67,762)

Net income (loss)	$(26,830)	$1,231	$109,892	$80,388	$164,681

Earnings (loss) per share — basic:
Continuing operations	$(0.25)	$0.68	$1.13	$0.79	$2.35
Discontinued operations	(0.03)	(0.67)	(0.01)	0.02	(0.69)

Net income (loss)	$(0.27)	$0.01	$1.11	$0.81	$1.67

Earnings (loss) per share — diluted:
Continuing operations	$(0.25)	$0.67	$1.11	$0.78	$2.32
Discontinued operations	(0.03)	(0.66)	(0.01)	0.02	(0.68)

Net income (loss)	$(0.27)	$0.01	$1.09	$0.80	$1.64

2011
Net sales	$980,050	$1,167,986	$1,185,304	$1,100,951	$4,434,291
Gross profit	340,958	410,024	414,053	328,173	1,493,208
Income from continuing operations	40,967	77,760	85,070	38,772	242,569
Income from discontinued operations	7,142	9,022	5,762	2,193	24,119

Net income	$48,109	$86,782	$90,832	$40,965	$266,688

Earnings per share — basic:
Continuing operations	$0.42	$0.80	$0.87	$0.39	$2.48
Discontinued operations	0.07	0.09	0.06	0.02	0.25

Net income	$0.49	$0.89	$0.93	$0.42	$2.73

Earnings per share — diluted:
Continuing operations	$0.42	$0.78	$0.85	$0.39	$2.44
Discontinued operations	0.07	0.09	0.06	0.02	0.24

Net income	$0.49	$0.87	$0.91	$0.41	$2.69

(21)	Consolidating Financial Information

In accordance with the indenture governing the Company’s $500,000 8% Senior Notes issued on December 10, 2009 and the indenture governing the Company’s $1,000,000 6.375% Senior Notes issued on November 9, 2010 (together, the “Indentures”), certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the 8% Senior Notes and the 6.375% Senior Notes, respectively. The following presents the condensed consolidating financial information separately for:

(i) Parent Company, the issuer of the guaranteed obligations. Parent Company includes Hanesbrands Inc. and its 100% owned operating divisions which are not legal entities, and excludes its subsidiaries which are legal entities;

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

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

The Consolidating Statements of Comprehensive Income for all periods presented have been revised to correct the net sales and cost of sales amounts for intercompany transactions related to the Parent Company and Non-Guarantor Subsidiaries. These revisions reduced net sales and cost of sales for the Parent Company and Non-Guarantor Subsidiaries and reduced the eliminations amounts for the total of the two by $39,759 and $860,475, respectively, for the year ended January 1, 2011 and $43,448 and $1,160,468, respectively, for the year ended December 31, 2011. The impact on net sales and cost of sales within each specified column is the same amount for all periods and these revisions did not impact consolidated or guarantor results.

The Condensed Consolidating Balance Sheets for all periods presented have been revised to correct the classification of deferred tax assets, deferred tax liabilities, other noncurrent assets and other noncurrent liabilities amounts. These revisions increased total deferred tax assets and total deferred tax liabilities for the Parent Company by $28,378 and $28,382, respectively; reduced total deferred tax assets and total deferred tax liabilities for the Guarantor Subsidiaries by $25,234; and reduced total deferred tax assets and total deferred tax liabilities for the Non-Guarantor Subsidiaries by $3,144 and $3,148, respectively, for the year ended December 31, 2011. These revisions increased receivables from related entities, increased other noncurrent assets and increased payables to related entities for the Parent Company by $3,631,692, $498,042 and $4,129,730, respectively; increased receivables from related entities, reduced other noncurrent assets and increased payables to related entities for the Guarantor Subsidiaries by $2,711,246, $381,690 and $2,329,556, respectively; and increased receivables from related entities, reduced other noncurrent assets and increased payables to related entities for the Non-Guarantor Subsidiaries by $1,546,367, $339,813 and $1,206,558, respectively, for the year ended December 31, 2011. These revisions did not impact net assets of the Guarantor Subsidiaries or consolidated results and are not material to the previously reported financial statements.

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

	Consolidating Statement of Comprehensive Income Year Ended December 29, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$3,887,087	$661,270	$2,284,831	$(2,307,467)	$4,525,721
Cost of sales	3,170,582	318,326	1,849,219	(2,232,453)	3,105,674

Gross profit	716,505	342,944	435,612	(75,014)	1,420,047
Selling, general and administrative expenses	730,116	129,978	124,174	(4,336)	979,932

Operating profit (loss)	(13,611)	212,966	311,438	(70,678)	440,115
Equity in earnings of subsidiaries	345,094	195,183	—	(540,277)	—
Other expenses	40,315	—	—	—	40,315
Interest expense, net	126,654	(9)	10,210	—	136,855

Income from continuing operations before income tax expense (benefit)	164,514	408,158	301,228	(610,955)	262,945
Income tax expense (benefit)	(24,467)	28,281	26,688	—	30,502

Income from continuing operations	188,981	379,877	274,540	(610,955)	232,443
Loss from discontinued operations, net of tax	(24,300)	(31,792)	(15,655)	3,985	(67,762)

Net income	$164,681	$348,085	$258,885	$(606,970)	$164,681

Comprehensive income	$180,319	$348,085	$253,850	$(601,935)	$180,319

	Consolidating Statement of Comprehensive Income Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$3,864,207	$666,270	$2,489,968	$(2,586,154)	$4,434,291
Cost of sales	3,098,797	321,305	2,050,099	(2,529,118)	2,941,083

Gross profit	765,410	344,965	439,869	(57,036)	1,493,208
Selling, general and administrative expenses	775,316	136,336	135,805	(1,376)	1,046,081

Operating profit (loss)	(9,906)	208,629	304,064	(55,660)	447,127
Equity in earnings of subsidiaries	402,850	220,813	—	(623,663)	—
Other expenses	6,377	—	—	—	6,377
Interest expense, net	145,711	(43)	10,530	—	156,198

Income from continuing operations before income tax expense (benefit)	240,856	429,485	293,534	(679,323)	284,552
Income tax expense (benefit)	(9,777)	28,250	23,510	—	41,983

Income from continuing operations	250,633	401,235	270,024	(679,323)	242,569
Income from discontinued operations, net of tax	16,055	—	6,447	1,617	24,119

Net income	$266,688	$401,235	$276,471	$(677,706)	$266,688

Comprehensive income	$146,652	$401,235	$267,302	$(668,537)	$146,652

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

	Consolidating Statement of Comprehensive Income Year Ended January 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$3,864,346	$470,527	$2,098,547	$(2,287,408)	$4,146,012
Cost of sales	3,132,845	187,657	1,766,547	(2,316,875)	2,770,174

Gross profit	731,501	282,870	332,000	29,467	1,375,838
Selling, general and administrative expenses	789,201	99,636	105,116	1,020	994,973

Operating profit (loss)	(57,700)	183,234	226,884	28,447	380,865
Equity in earnings of subsidiaries	396,080	155,925	—	(552,005)	—
Other expenses	20,221	—	—	—	20,221
Interest expense, net	138,746	(90)	11,491	(4)	150,143

Income from continuing operations before income tax expense (benefit)	179,413	339,249	215,393	(523,554)	210,501
Income tax expense (benefit)	(19,649)	27,625	9,913	—	17,889

Income from continuing operations	199,062	311,624	205,480	(523,554)	192,612
Income from discontinued operations, net of tax	12,231	—	6,452	(2)	18,681

Net income	$211,293	$311,624	$211,932	$(523,556)	$211,293

Comprehensive income	$221,073	$311,624	$214,764	$(526,388)	$221,073

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

	Condensed Consolidating Balance Sheet December 29, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$5,617	$1,919	$35,260	$—	$42,796
Trade accounts receivable, net	39,379	32,199	434,825	(125)	506,278
Inventories	882,290	102,121	413,340	(144,615)	1,253,136
Deferred tax assets	161,935	1,015	3,239	—	166,189
Other current assets	30,692	11,917	16,563	(46)	59,126

Total current assets	1,119,913	149,171	903,227	(144,786)	2,027,525

Property, net	90,820	41,326	464,012	—	596,158
Trademarks and other identifiable intangibles, net	10,662	93,727	15,725	—	120,114
Goodwill	232,882	124,247	76,171	—	433,300
Investments in subsidiaries	2,220,706	1,284,516	—	(3,505,222)	—
Deferred tax assets	224,559	154,325	18,645	—	397,529
Receivables from related entities	3,967,079	3,198,153	1,785,466	(8,950,698)	—
Other noncurrent assets	51,686	271	5,117	—	57,074

Total assets	$7,918,307	$5,045,736	$3,268,363	$(12,600,706)	$3,631,700

Liabilities and Stockholders’ Equity
Accounts payable	$217,645	$8,209	$177,790	$—	$403,644
Accrued liabilities	145,962	57,375	68,666	(31)	271,972
Notes payable	—	—	26,216	—	26,216
Accounts Receivable Securitization Facility	—	—	173,836	—	173,836

Total current liabilities	363,607	65,584	446,508	(31)	875,668

Long-term debt	1,317,500	—	—	—	1,317,500
Pension and postretirement benefits	433,490	—	12,777	—	446,267
Payables to related entities	4,835,465	2,582,287	1,281,957	(8,699,709)	—
Other noncurrent liabilities	81,379	10,977	13,043	—	105,399

Total liabilities	7,031,441	2,658,848	1,754,285	(8,699,740)	2,744,834
Stockholders’ equity	886,866	2,386,888	1,514,078	(3,900,966)	886,866

Total liabilities and stockholders’ equity	$7,918,307	$5,045,736	$3,268,363	$(12,600,706)	$3,631,700

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

	Condensed Consolidating Balance Sheet December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$8,330	$2,726	$24,289	$—	$35,345
Trade accounts receivable, net	24,452	32,535	418,052	(4,326)	470,713
Inventories	1,172,582	112,229	423,829	(101,085)	1,607,555
Deferred tax assets	148,931	1,819	3,917	—	154,667
Other current assets	26,626	10,282	25,785	(182)	62,511

Total current assets	1,380,921	159,591	895,872	(105,593)	2,330,791

Property, net	107,482	46,553	481,371	—	635,406
Trademarks and other identifiable intangibles, net	13,430	134,110	22,135	—	169,675
Goodwill	232,882	124,247	76,267	—	433,396
Investments in subsidiaries	1,897,579	1,059,475	—	(2,957,054)	—
Deferred tax assets	224,271	149,274	20,675	—	394,220
Receivables from related entities	3,631,692	2,711,246	1,546,367	(7,889,305)	—
Other noncurrent assets	65,576	261	5,344	—	71,181

Total assets	$7,553,833	$4,384,757	$3,048,031	$(10,951,952)	$4,034,669

Liabilities and Stockholders’ Equity
Accounts payable	$236,913	$17,036	$197,576	$—	$451,525
Accrued liabilities	121,807	53,669	76,713	(3)	252,186
Notes payable	—	—	63,075	—	63,075
Accounts Receivable Securitization Facility	—	—	166,933	—	166,933

Total current liabilities	358,720	70,705	504,297	(3)	933,719

Long-term debt	1,807,777	—	—	—	1,807,777
Pension and postretirement benefits	474,786	—	10,902	—	485,688
Payables to related entities	4,129,730	2,329,556	1,206,558	(7,665,844)	—
Other noncurrent liabilities	101,759	11,200	13,465	—	126,424

Total liabilities	6,872,772	2,411,461	1,735,222	(7,665,847)	3,353,608
Stockholders’ equity	681,061	1,973,296	1,312,809	(3,286,105)	681,061

Total liabilities and stockholders’ equity	$7,553,833	$4,384,757	$3,048,031	$(10,951,952)	$4,034,669

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows Year Ended December 29, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by operating activities	$786,931	$168,544	$133,699	$(540,272)	$548,902

Investing activities:
Purchases of property, plant and equipment	(10,688)	(5,493)	(24,813)	—	(40,994)
Disposition of business	—	—	12,704	—	12,704
Proceeds from sales of assets	70	16	338	—	424

Net cash used in investing activities	(10,618)	(5,477)	(11,771)	—	(27,866)

Financing activities:
Borrowings on notes payable	—	—	78,036	—	78,036
Repayments on notes payable	—	—	(115,117)	—	(115,117)
Borrowings on Accounts Receivable Securitization Facility	—	—	177,300	—	177,300
Repayments on Accounts Receivable Securitization Facility	—	—	(170,397)	—	(170,397)
Borrowings on Revolving Loan Facility	2,938,500	—	—	—	2,938,500
Repayments on Revolving Loan Facility	(2,885,500)	—	—	—	(2,885,500)
Redemption of Floating Rate Senior Notes	(293,277)	—	—	—	(293,277)
Redemption of debt under 8% Senior Notes	(250,000)	—	—	—	(250,000)
Payments to amend and refinance credit facilities	(2,128)	—	(225)	—	(2,353)
Proceeds from stock options exercised	8,752	—	—	—	8,752
Other	1,080	—	(96)		984
Dividends paid to related entities	—	(16,056)	(16,901)	32,957	—
Net transactions with related entities	(296,453)	(147,818)	(63,044)	507,315	—

Net cash used in financing activities	(779,026)	(163,874)	(110,444)	540,272	(513,072)

Effect of changes in foreign exchange rates on cash	—	—	(513)	—	(513)

Increase (decrease) in cash and cash equivalents	(2,713)	(807)	10,971	—	7,451
Cash and cash equivalents at beginning of year	8,330	2,726	24,289	—	35,345

Cash and cash equivalents at end of year	$5,617	$1,919	$35,260	$—	$42,796

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by operating activities	$484,585	$202,098	$128,746	$(647,472)	$167,957

Investing activities:
Purchases of property, plant and equipment	(16,247)	(10,090)	(63,762)	—	(90,099)
Acquisition of business, net of cash acquired	—	—	(9,154)	—	(9,154)
Proceeds from sales of assets	381	918	12,321	—	13,620

Net cash used in investing activities	(15,866)	(9,172)	(60,595)	—	(85,633)

Financing activities:
Borrowings on notes payable	—	—	360,893	—	360,893
Repayments on notes payable	—	—	(348,924)	—	(348,924)
Borrowings on Accounts Receivable Securitization Facility	—	—	280,629	—	280,629
Repayments on Accounts Receivable Securitization Facility	—	—	(203,696)	—	(203,696)
Borrowings on Revolving Loan Facility	2,890,000	—	—	—	2,890,000
Repayments on Revolving Loan Facility	(2,875,500)	—	—	—	(2,875,500)
Redemption of Floating Rate Senior Notes	(197,458)	—	—	—	(197,458)
Payments to amend and refinance credit facilities	(3,089)	—	(668)	—	(3,757)
Proceeds from stock options exercised	17,104	—	—	—	17,104
Transactions with Sara Lee Corporation	(11,403)	—	—	—	(11,403)
Other	2,648	—	(55)	—	2,593
Dividends paid to related entities	—	(43,784)	(44,906)	88,690	—
Net transactions with related entities	(300,226)	(148,455)	(110,101)	558,782	—

Net cash used in financing activities	(477,924)	(192,239)	(66,828)	647,472	(89,519)

Effect of changes in foreign exchange rates on cash	—	—	(1,131)	—	(1,131)

Increase (decrease) in cash and cash equivalents	(9,205)	687	192	—	(8,326)
Cash and cash equivalents at beginning of year	17,535	2,039	24,097	—	43,671

Cash and cash equivalents at end of year	$8,330	$2,726	$24,289	$—	$35,345

HANESBRANDS INC.

Notes to Consolidated Financial Statements — (Continued)

Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows Year Ended January 1, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by operating activities	$381,450	$162,475	$139,614	$(550,485)	$133,054

Investing activities:
Purchases of property, plant and equipment	(25,813)	(11,403)	(69,024)	—	(106,240)
Acquisition of business, net of cash acquired	—	(222,878)	—	—	(222,878)
Proceeds from sales of assets	44,269	—	1,373	—	45,642
Other	(519)	—	—	—	(519)

Net cash provided by (used in) investing activities	17,937	(234,281)	(67,651)	—	(283,995)

Financing activities:
Borrowings on notes payable	—	—	1,394,782	—	1,394,782
Repayments on notes payable	—	—	(1,411,295)	—	(1,411,295)
Borrowings on Accounts Receivable Securitization Facility	—	—	207,290	—	207,290
Repayments on Accounts Receivable Securitization Facility	—	—	(217,290)	—	(217,290)
Borrowings on Revolving Loan Facility	2,228,500	—	—	—	2,228,500
Repayments on Revolving Loan Facility	(2,280,000)	—	—	—	(2,280,000)
Repayment of debt under Senior Secured Credit Facility	(750,000)	—	—	—	(750,000)
Issuance of 6.375% Senior Notes	1,000,000	—	—	—	1,000,000
Payments to amend and refinance credit facilities	(23,833)	—	—	—	(23,833)
Proceeds from stock options exercised	5,938	—	—	—	5,938
Other	1,639	—	(46)	—	1,593
Dividends paid to related entities	—	(16,757)	(16,757)	33,514	—
Net transactions with related entities	(576,901)	88,956	(29,026)	516,971	—

Net cash provided by (used in) financing activities	(394,657)	72,199	(72,342)	550,485	155,685

Effect of changes in foreign exchange rates on cash	—	—	(16)	—	(16)

Increase (decrease) in cash and cash equivalents	4,730	393	(395)	—	4,728
Cash and cash equivalents at beginning of year	12,805	1,646	24,492	—	38,943

Cash and cash equivalents at end of year	$17,535	$2,039	$24,097	$—	$43,671