Form 10-Q
period 2013-03-30
Hanesbrands Inc.
filed 2013-04-24
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 19, 2013, there were 98,543,948 shares of the registrant’s common stock outstanding.

Trademarks, Trade Names and Service Marks
We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that may appear in this Quarterly Report on Form 10-Q include the Hanes, Champion, C9 by Champion, Bali, Playtex, Just My Size, L’eggs, barely there, Wonderbra, Gear for Sports, Zorba, Sol y Oro and Rinbros marks, which may be registered in the United States and other jurisdictions. We do not own any trademark, trade name or service mark of any other company appearing in this Quarterly Report on Form 10-Q.

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
Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 29, 2012, particularly under the caption “Risk Factors,” as well in the “Investors” section of the company's corporate website, www.hanesbrands.com.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 29, 2012, particularly under the caption “Risk Factors.” We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

HANESBRANDS INC.
Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended
	March 30, 2013	March 31, 2012
Net sales	$945,461	$973,133
Cost of sales	618,162	718,019
Gross profit	327,299	255,114
Selling, general and administrative expenses	242,156	244,469
Operating profit	85,143	10,645
Other expenses	464	645
Interest expense, net	25,623	36,995
Income (loss) from continuing operations before income tax expense (benefit)	59,056	(26,995)
Income tax expense (benefit)	7,677	(2,724)
Income (loss) from continuing operations	51,379	(24,271)
Loss from discontinued operations, net of tax	—	(2,559)
Net income (loss)	$51,379	$(26,830)

Earnings (loss) per share — basic:
Continuing operations	$0.52	$(0.25)
Discontinued operations	—	(0.03)
Net income (loss)	$0.52	$(0.27)

Earnings (loss) per share — diluted:
Continuing operations	$0.51	$(0.25)
Discontinued operations	—	(0.03)
Net income (loss)	$0.51	$(0.27)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Quarter Ended
	March 30, 2013	March 31, 2012
Net income (loss)	$51,379	$(26,830)
Other comprehensive income, net of tax of $1,496 and $1,722, respectively	1,356	4,924
Comprehensive income (loss)	$52,735	$(21,906)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 30, 2013	December 29, 2012
Assets
Cash and cash equivalents	$68,545	$42,796
Trade accounts receivable, net	550,650	506,278
Inventories	1,346,985	1,253,136
Deferred tax assets	168,093	166,189
Other current assets	63,285	59,126
Total current assets	2,197,558	2,027,525

Property, net	582,382	596,158
Trademarks and other identifiable intangibles, net	117,091	120,114
Goodwill	433,321	433,300
Deferred tax assets	414,789	397,529
Other noncurrent assets	61,984	57,074
Total assets	$3,807,125	$3,631,700

Liabilities and Stockholders’ Equity
Accounts payable	$419,302	$403,644
Accrued liabilities	266,686	271,972
Notes payable	29,827	26,216
Accounts Receivable Securitization Facility	159,747	173,836
Total current liabilities	875,562	875,668
Long-term debt	1,435,000	1,317,500
Pension and postretirement benefits	423,567	446,267
Other noncurrent liabilities	124,442	105,399
Total liabilities	2,858,571	2,744,834

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 98,530,883 and 98,269,868, respectively	985	983
Additional paid-in capital	300,980	292,029
Retained earnings	962,846	911,467
Accumulated other comprehensive loss	(316,257)	(317,613)
Total stockholders’ equity	948,554	886,866
Total liabilities and stockholders’ equity	$3,807,125	$3,631,700

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Quarter Ended
	March 30, 2013	March 31, 2012
Operating activities:
Net income (loss)	$51,379	$(26,830)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of long-lived assets	23,221	23,330
Amortization of debt issuance costs	1,679	2,476
Amortization of loss on interest rate hedge	—	1,114
Stock compensation expense	2,510	1,772
Deferred taxes and other	(1,551)	(1,448)
Changes in assets and liabilities:
Accounts receivable	(44,661)	(51,829)
Inventories	(95,192)	(8,647)
Other assets	(12,545)	5,012
Accounts payable	19,087	(49,645)
Accrued liabilities and other	(22,998)	10,580
Net cash used in operating activities	(79,071)	(94,115)

Investing activities:
Capital expenditures	(6,530)	(9,016)
Net cash used in investing activities	(6,530)	(9,016)

Financing activities:
Borrowings on notes payable	34,210	20,671
Repayments on notes payable	(30,571)	(42,217)
Borrowings on Accounts Receivable Securitization Facility	51,382	56,802
Repayments on Accounts Receivable Securitization Facility	(65,471)	(60,365)
Borrowings on Revolving Loan Facility	953,000	804,000
Repayments on Revolving Loan Facility	(835,500)	(676,000)
Proceeds from stock options exercised	4,406	323
Other	347	(1,070)
Net cash provided by financing activities	111,803	102,144
Effect of changes in foreign exchange rates on cash	(453)	242
Increase (decrease) in cash and cash equivalents	25,749	(745)
Cash and cash equivalents at beginning of year	42,796	35,345
Cash and cash equivalents at end of period	$68,545	$34,600

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial condition and cash flows of Hanesbrands Inc., a Maryland corporation, and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
In May 2012, the Company sold its European imagewear business and completed the discontinuation of its private-label and Outer Banks domestic imagewear operations which served wholesalers that sell to the screen-print industry. As a result of these actions, the prior-year disclosures reflect these operations as discontinued operations.

(2)	Recent Accounting Pronouncements
Presentation of Comprehensive Income
In February 2013, the Financial Accounting Standards Board (the “FASB”) issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules were effective for the Company in the first quarter of 2013. The adoption of the new accounting rules did not have a material effect on the Company’s financial condition, results of operations or cash flows.
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
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended
	March 30, 2013	March 31, 2012
Basic weighted average shares outstanding	99,369	98,533
Effect of potentially dilutive securities:
Stock options	1,564	—
Restricted stock units	527	—
Diluted weighted average shares outstanding	101,460	98,533

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

For the quarters ended March 30, 2013 and March 31, 2012, options to purchase 0 and 5,297 shares of common stock and 0 and 691 restricted stock units, respectively, were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. Because the Company reported a net loss for the quarter ended March 31, 2012, all restricted stock units and stock options were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

(4)	Inventories
Inventories consisted of the following:

	March 30, 2013	December 29, 2012
Raw materials	$181,616	$167,883
Work in process	139,466	143,713
Finished goods	1,025,903	941,540
	$1,346,985	$1,253,136

(5)	Debt
Debt consisted of the following:

	Interest Rate as of March 30, 2013	Principal Amount		Maturity Date
		March 30, 2013	December 29, 2012
Revolving Loan Facility	2.57%	$185,000	$67,500	July 2017
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
8% Senior Notes	8.00%	250,000	250,000	December 2016
Accounts Receivable Securitization Facility	1.27%	159,747	173,836	March 2014
		1,594,747	1,491,336
Less current maturities		159,747	173,836
		$1,435,000	$1,317,500

As of March 30, 2013, the Company had $402,305 of borrowing availability under the $600,000 revolving credit facility (the “Revolving Loan Facility”) under the senior secured credit facility after taking into account outstanding borrowings and $12,695 of standby and trade letters of credit issued and outstanding under this facility.
In March 2013, the Company amended the accounts receivable securitization facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment decreased certain fee rates and extended the termination date to March 2014.
As of March 30, 2013, the Company was in compliance with all financial covenants under its credit facilities.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(6)	Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Foreign Exchange Contracts	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)

Balance at December 29, 2012	$(8,340)	$853	$(512,558)	$202,432	$(317,613)
Amounts reclassified from accumulated other comprehensive loss	—	42	3,862	(1,557)	2,347
Current-period other comprehensive income (loss) activity	(901)	(151)	—	61	(991)
Balance at March 30, 2013	$(9,241)	$744	$(508,696)	$200,936	$(316,257)
The Company had the following reclassifications out of accumulated other comprehensive income (loss):

Component of AOCI	Amount of Reclassification from AOCI		Location of Reclassification into Income
	Quarter Ended
	March 30, 2013	March 31, 2012
Gain (loss) on foreign exchange contracts	$(42)	$(33)	Cost of sales
	17	13	Income tax benefit
	$(25)	$(20)	Net of tax

Amortization of loss on interest rate hedge	$—	$(1,114)	Interest expense, net
	—	444	Income tax benefit
	$—	$(670)	Net of tax

Amortization of deferred actuarial loss and prior service cost	$(3,862)	$(3,989)	Selling, general and administrative expenses
	1,540	1,590	Income tax benefit
	$(2,322)	$(2,399)	Net of tax

Total reclassifications	$(2,347)	$(3,089)

(7)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of March 30, 2013, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company's derivative portfolio was $104,284 and $10,025 respectively, primarily consisting of contracts hedging exposures to the Mexican peso, Canadian dollar, Australian dollar, Brazilian real and Japanese yen.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		March 30, 2013	December 29, 2012
Hedges	Other current assets	$592	$708
Non-hedges	Other current assets	217	380
Total derivative assets		$809	$1,088

Hedges	Accrued liabilities	$(538)	$(184)
Non-hedges	Accrued liabilities	(336)	(84)
Total derivative liabilities		$(874)	$(268)

Net derivative asset (liability)		$(65)	$820
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
The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated other comprehensive loss of approximately $190.
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
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income (Loss) and Accumulated other comprehensive loss is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion)
	Quarter Ended
	March 30, 2013	March 31, 2012
Foreign exchange contracts	$(151)	$(793)

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Quarter Ended
		March 30, 2013	March 31, 2012
Interest rate contracts	Interest expense, net	$—	$(1,114)
Foreign exchange contracts	Cost of sales	(42)	(33)
Total		$(42)	$(1,147)

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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income (Loss) is as follows:

	Location of Loss Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income
		Quarter Ended
		March 30, 2013	March 31, 2012
Foreign exchange contracts	Selling, general and administrative expenses	$(1,786)	$(2,607)

(8)	Fair Value of Assets and Liabilities
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
As of March 30, 2013, the Company held certain financial assets and liabilities related to foreign exchange derivative contracts that are required to be measured at fair value on a recurring basis. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.
There were no changes during the quarter ended March 30, 2013 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended March 30, 2013. As of March 30, 2013, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of March 30, 2013
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$809	$—
Foreign exchange derivative contracts	—	(874)	—
Total	$—	$(65)	$—

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Assets (Liabilities) at Fair Value as of December 29, 2012
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$1,088	$—
Foreign exchange derivative contracts	—	(268)	—
Total	$—	$820	$—

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of March 30, 2013 and December 29, 2012. The carrying amount of trade accounts receivable includes allowance for doubtful accounts, chargebacks and other deductions of $14,879 and $14,940 as of March 30, 2013 and December 29, 2012, respectively. The fair value of debt, which is classified as a Level 2 liability, was $1,703,397 and $1,609,114 as of March 30, 2013 and December 29, 2012 and had a carrying value of $1,594,747 and $1,491,336, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of March 30, 2013 and December 29, 2012, primarily due to the short-term nature of these instruments.

(9)	Income Taxes
The Company’s effective income tax rate was 13% and 10% for the quarters ended March 30, 2013 and March 31, 2012, respectively. The higher effective income tax rate for the quarter ended March 30, 2013 compared to the quarter ended March 31, 2012 was primarily attributable to a higher proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries, partially offset by an income tax benefit of approximately $6,000 in the quarter ended March 30, 2013 related to the retroactive application of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.

(10)	Discontinued Operations
European Imagewear
In May 2012, the Company sold its European imagewear business to Smartwares, B.V. for €15,000 (approximately $13,000, net of fees and other transaction related costs) in cash proceeds, resulting in a pre-tax loss of approximately $33,000. The European imagewear business was previously reported within the International segment.
Domestic Imagewear
In 2012, the Company completed the discontinuation of its private-label and Outer Banks domestic imagewear operations that served wholesalers that sell to the screen-print industry. During 2012, the Company incurred pre-tax charges of approximately $63,000, substantially all noncash, for the write-down of intangibles, inventory markdowns and other related items. The private-label and Outer Banks domestic imagewear operations were previously reported within the Activewear segment.

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Quarter Ended
March 31, 2012
Net sales	$35,201
Cost of sales	35,952
Gross profit loss	(751)
Selling, general and administrative expenses	3,816
Operating loss	(4,567)
Interest expense, net	3
Loss from discontinued operations before income tax benefit	(4,570)
Income tax benefit	(2,011)
Loss from discontinued operations, net of tax	$(2,559)

(11)	Business Segment Information
The Company’s operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. In the first quarter of 2013, the Company renamed the Outerwear segment to Activewear to reflect the trend of this category becoming a part of consumers’ active lifestyles and more aptly describe the competitive space of this business. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms.
The types of products and services from which each reportable segment derives its revenues are as follows:

•
Innerwear sells basic branded products that are replenishment in nature under the product categories of men’s underwear, kids’ underwear, socks and intimates, which includes bras, panties, hosiery and shapewear.

•
Activewear sells basic branded products that are primarily seasonal in nature under the product categories of branded printwear and retail activewear, as well as licensed logo apparel in collegiate bookstores and other channels.

•
Direct to Consumer includes the Company’s value-based (“outlet”) stores and Internet operations which sell products from the Company’s portfolio of leading brands. The Company’s Internet operations are supported by its catalogs.

•	International primarily relates to the Asia, Latin America, Canada and Australia geographic locations that sell products that span across the Innerwear and Activewear reportable segments.

The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 29, 2012. The Company decided in the first quarter of 2013 to revise the manner in which the Company allocates certain selling, general and administrative expenses. Certain prior-year segment operating profit disclosures have been revised to conform to the current-year presentation.

	Quarter Ended
	March 30, 2013	March 31, 2012
Net sales:
Innerwear	$497,025	$509,038
Activewear	267,186	272,564
Direct to Consumer	80,083	84,713
International	101,167	106,818
Total net sales	$945,461	$973,133

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended
	March 30, 2013	March 31, 2012
Segment operating profit (loss):
Innerwear	$89,742	$53,208
Activewear	21,309	(18,678)
Direct to Consumer	132	(761)
International	2,282	4,899
Total segment operating profit	113,465	38,668
Items not included in segment operating profit:
General corporate expenses	(24,951)	(24,596)
Amortization of intangibles	(3,371)	(3,427)
Total operating profit	85,143	10,645
Other expenses	(464)	(645)
Interest expense, net	(25,623)	(36,995)
Income (loss) from continuing operations before income tax expense (benefit)	$59,056	$(26,995)

(12)	Consolidating Financial Information
In accordance with the indenture governing the Company’s $250,000 8% Senior Notes issued on December 10, 2009 and the indenture governing the Company’s $1,000,000 6.375% Senior Notes issued on November 9, 2010 (together, the “Indentures”), certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the 8% Senior Notes and the 6.375% Senior Notes, respectively. The following presents the condensed consolidating financial information separately for:
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
As previously reported, the Condensed Consolidating Statements of Comprehensive Income for all periods presented have been revised to correct the net sales and cost of sales amounts for intercompany transactions related to the Parent Company and Non-Guarantor Subsidiaries. These revisions reduced net sales and cost of sales for the Parent Company and Non-Guarantor Subsidiaries and reduced the eliminations amounts for the total of the two by $11,067 and $260,100, respectively, for the quarter ended March 31, 2012.
The impact on net sales and cost of sales within each specified column is the same amount for all periods and these revisions did not impact consolidated or guarantor results.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Comprehensive Income (Loss) Quarter Ended March 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$860,755	$132,706	$544,301	$(592,301)	$945,461
Cost of sales	683,857	63,478	438,987	(568,160)	618,162
Gross profit	176,898	69,228	105,314	(24,141)	327,299
Selling, general and administrative expenses	173,948	38,308	31,097	(1,197)	242,156
Operating profit	2,950	30,920	74,217	(22,944)	85,143
Equity in earnings of subsidiaries	75,860	49,819	—	(125,679)	—
Other expenses	464	—	—	—	464
Interest expense, net	24,153	—	1,470	—	25,623
Income from continuing operations before income tax expense	54,193	80,739	72,747	(148,623)	59,056
Income tax expense	2,814	1,375	3,488	—	7,677
Income from continuing operations	51,379	79,364	69,259	(148,623)	51,379
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income	$51,379	$79,364	$69,259	$(148,623)	$51,379
Comprehensive income (loss)	$52,735	$79,364	$(965)	$(78,399)	$52,735

	Condensed Consolidating Statement of Comprehensive Income (Loss) Quarter Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$872,060	$140,138	$527,700	$(566,765)	$973,133
Cost of sales	742,381	64,696	461,507	(550,565)	718,019
Gross profit	129,679	75,442	66,193	(16,200)	255,114
Selling, general and administrative expenses	176,623	35,163	33,885	(1,202)	244,469
Operating profit (loss)	(46,944)	40,279	32,308	(14,998)	10,645
Equity in earnings of subsidiaries	43,628	21,137	—	(64,765)	—
Other expenses	645	—	—	—	645
Interest expense, net	34,506	(4)	2,455	38	36,995
Income (loss) from continuing operations before income tax expense (benefit)	(38,467)	61,420	29,853	(79,801)	(26,995)
Income tax expense (benefit)	(12,563)	6,754	3,085	—	(2,724)
Income (loss) from continuing operations	(25,904)	54,666	26,768	(79,801)	(24,271)
Loss from discontinued operations, net of tax	(926)	—	(4,969)	3,336	(2,559)
Net income (loss)	$(26,830)	$54,666	$21,799	$(76,465)	$(26,830)
Comprehensive income (loss)	$(21,906)	$54,666	$23,751	$(78,417)	$(21,906)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet March 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$4,278	$1,751	$62,516	$—	$68,545
Trade accounts receivable, net	109,543	31,105	410,110	(108)	550,650
Inventories	965,027	112,999	434,404	(165,445)	1,346,985
Deferred tax assets	164,532	1,015	2,546	—	168,093
Other current assets	37,588	10,010	15,899	(212)	63,285
Total current assets	1,280,968	156,880	925,475	(165,765)	2,197,558
Property, net	85,398	39,910	457,074	—	582,382
Trademarks and other identifiable intangibles, net	9,659	91,936	15,496	—	117,091
Goodwill	232,882	124,247	76,192	—	433,321
Investments in subsidiaries	2,319,130	1,310,298	—	(3,629,428)	—
Deferred tax assets	241,242	154,325	19,222	—	414,789
Receivables from related entities	4,122,980	3,299,118	1,891,946	(9,314,044)	—
Other noncurrent assets	56,672	210	5,102	—	61,984
Total assets	$8,348,931	$5,176,924	$3,390,507	$(13,109,237)	$3,807,125

Liabilities and Stockholders’ Equity
Accounts payable	$245,968	$11,867	$161,467	$—	$419,302
Accrued liabilities	174,531	31,211	60,930	14	266,686
Notes payable	—	—	29,827	—	29,827
Accounts Receivable Securitization Facility	—	—	159,747	—	159,747
Total current liabilities	420,499	43,078	411,971	14	875,562
Long-term debt	1,435,000	—	—	—	1,435,000
Pension and postretirement benefits	411,347	—	12,220	—	423,567
Payables to related entities	5,033,249	2,654,884	1,373,003	(9,061,136)	—
Other noncurrent liabilities	100,282	10,912	13,248	—	124,442
Total liabilities	7,400,377	2,708,874	1,810,442	(9,061,122)	2,858,571
Stockholders’ equity	948,554	2,468,050	1,580,065	(4,048,115)	948,554
Total liabilities and stockholders’ equity	$8,348,931	$5,176,924	$3,390,507	$(13,109,237)	$3,807,125

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows Quarter Ended March 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(38,387)	$24,958	$60,034	$(125,676)	$(79,071)
Investing activities:
Capital expenditures	(117)	(1,088)	(5,325)	—	(6,530)
Net cash provided by (used in) investing activities	(117)	(1,088)	(5,325)	—	(6,530)
Financing activities:
Borrowings on notes payable	—	—	34,210	—	34,210
Repayments on notes payable	—	—	(30,571)	—	(30,571)
Borrowings on Accounts Receivable Securitization Facility	—	—	51,382	—	51,382
Repayments on Accounts Receivable Securitization Facility	—	—	(65,471)	—	(65,471)
Borrowings on Revolving Loan Facility	953,000	—	—	—	953,000
Repayments on Revolving Loan Facility	(835,500)	—	—	—	(835,500)
Proceeds from stock options exercised	4,406	—	—	—	4,406
Other	598	—	(247)	(4)	347
Net transactions with related entities	(85,339)	(24,038)	(16,303)	125,680	—
Net cash provided by (used in) financing activities	37,165	(24,038)	(27,000)	125,676	111,803
Effect of changes in foreign exchange rates on cash	—	—	(453)	—	(453)
Increase (decrease) in cash and cash equivalents	(1,339)	(168)	27,256	—	25,749
Cash and cash equivalents at beginning of year	5,617	1,919	35,260	—	42,796
Cash and cash equivalents at end of period	$4,278	$1,751	$62,516	$—	$68,545

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows Quarter Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$12,631	$(3,743)	$(38,267)	$(64,736)	$(94,115)
Investing activities:
Capital expenditures	(1,368)	(2,181)	(5,467)	—	(9,016)
Net cash used in investing activities	(1,368)	(2,181)	(5,467)	—	(9,016)
Financing activities:
Borrowings on notes payable	—	—	20,671	—	20,671
Repayments on notes payable	—	—	(42,217)	—	(42,217)
Borrowings on Accounts Receivable Securitization Facility	—	—	56,802	—	56,802
Repayments on Accounts Receivable Securitization Facility	—	—	(60,365)	—	(60,365)
Borrowings on Revolving Loan Facility	804,000	—	—	—	804,000
Repayments on Revolving Loan Facility	(676,000)	—	—	—	(676,000)
Proceeds from stock options exercised	323	—	—	—	323
Other	(823)	—	(247)	—	(1,070)
Net transactions with related entities	(137,964)	4,978	68,250	64,736	—
Net cash provided by (used in) financing activities	(10,464)	4,978	42,894	64,736	102,144
Effect of changes in foreign exchange rates on cash	—	—	242	—	242
Increase (decrease) in cash and cash equivalents	799	(946)	(598)	—	(745)
Cash and cash equivalents at beginning of year	8,330	2,726	24,289	—	35,345
Cash and cash equivalents at end of period	$9,129	$1,780	$23,691	$—	$34,600

(13)	Subsequent Events
As part of the Company’s cash deployment strategy, in April 2013 the Company’s Board of Directors authorized a regular quarterly dividend of $0.20 per share to be paid June 3, 2013 to stockholders of record at the close of business on May 20, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 29, 2012, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 29, 2012.
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
Our operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. In the first quarter of 2013 we renamed the Outerwear segment to Activewear to reflect the trend of this category becoming a part of consumers’ active lifestyles and more aptly describe the competitive space of this business. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. In the first quarter of 2013, we decided to revise the manner in which we allocate certain selling, general and administrative expenses. Certain prior-year segment operating profit disclosures have been revised to conform to the current-year presentation.
In May 2012, we sold our European imagewear business and completed the discontinuation of our private-label and Outer Banks domestic imagewear operations which served wholesalers that sell to the screen-print industry. As a result of these actions, the prior-year disclosures reflect these operations as discontinued operations.
1st Quarter Highlights
Key quarterly financial highlights include:

•	Total net sales in the first quarter of 2013 were $945 million, compared with $973 million in the same quarter of 2012, representing a 3% decrease.

•
Operating profit was $85 million in the first quarter of 2013, compared with $11 million in the same quarter of 2012. As a percentage of sales, operating profit was 9.0% in the first quarter of 2013 compared to 1.1% in the same quarter of 2012.

•	Diluted earnings per share was $0.51 in the first quarter of 2013, compared with diluted loss per share from continuing operations of $(0.25) in the same quarter of 2012.
Net sales for the first quarter were hampered by a sluggish retail environment as a result of delayed U.S. federal income tax refunds and inclement weather, which reduced store traffic and overall consumer spending. We continue to secure net space gains at retailers through our Innovate-to-Elevate platforms, which integrate the strengths of our iconic brands, low-cost supply chain and product innovation. The quarter’s operating profit margin expanded significantly, benefitting from an improved cotton-cost and product-pricing environment and our Innovate-to-Elevate margin-enhancement initiatives.
Outlook
For the full-year 2013, we expect net sales of approximately $4.6 billion, operating profit of $500 million to $550 million, diluted earnings per share of $3.25 to $3.40 and operating cash flows of $400 million to $500 million. We intend to increase our overall media investment in 2013 by $30 million to $40 million, of which more than two-thirds will occur in the second half.
We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year. In 2013, we expect to complete our planned debt reduction with the redemption of the remaining $250 million of 8% Senior

Notes. We expect our cash deployment strategy in the future will include a mix of dividends, bolt-on acquisitions and share repurchases. For example, as part of our cash deployment strategy, in April 2013 our Board of Directors authorized a regular quarterly dividend of $0.20 per share to be paid June 3, 2013 to stockholders of record at the close of business on May 20, 2013. The quarterly dividend is the first for us since our spinoff as an independent public company in 2006.
Seasonality and Other Factors
Our operating results are subject to some variability due to seasonality and other factors. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. We generally have higher sales during back-to-school shopping and holiday shopping seasons and during periods of cooler weather, which benefits certain product categories such as fleece. Sales levels in any period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
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
Condensed Consolidated Results of Operations — First Quarter Ended March 30, 2013 Compared with First Quarter Ended March 31, 2012

	Quarter Ended
	March 30, 2013	March 31, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$945,461	$973,133	$(27,672)	(2.8)%
Cost of sales	618,162	718,019	(99,857)	(13.9)
Gross profit	327,299	255,114	72,185	28.3
Selling, general and administrative expenses	242,156	244,469	(2,313)	(0.9)
Operating profit	85,143	10,645	74,498	699.8
Other expenses	464	645	(181)	(28.1)
Interest expense, net	25,623	36,995	(11,372)	(30.7)
Income (loss) from continuing operations before
income tax expense (benefit)	59,056	(26,995)	86,051	NM
Income tax expense (benefit)	7,677	(2,724)	10,401	NM
Income (loss) from continuing operations	51,379	(24,271)	75,650	NM
Loss from discontinued operations, net of tax	—	(2,559)	2,559	NM
Net income (loss)	$51,379	$(26,830)	$78,209	NM

Net Sales
Net sales for the first quarter were hampered by a sluggish retail environment as a result of delayed U.S. federal income tax refunds and inclement weather, which reduced store traffic and overall consumer spending. We continue to secure net space gains at retailers through our Innovate-to-Elevate platforms, which integrate the strengths of our iconic brands, low-cost supply chain and product innovation. The lower net sales primarily resulted from the following:

•	Lower net sales in our branded printwear product category from the planned reduction of commodity-oriented branded printwear sales to the screen-print industry.

•
Lower net sales in our intimate apparel product category primarily due to lower net sales of panties and hosiery as a result of lower unit sales volume, partially offset by higher net sales of bras driven by space gains.

•	Lower net sales in the International segment primarily due to an unfavorable impact of foreign exchange rates.

•	Higher net sales in our retail activewear product category as a result of space gains and higher unit sales volume.
Gross Profit
As a percentage of net sales, our gross profit was 34.6% in the first quarter of 2013 compared to 26.2% in the first quarter of 2012. The higher gross margin resulted from an improved cotton-cost and product-pricing environment and efficiency savings from our supply chain, partially offset by lower sales volume.
Selling, General and Administrative Expenses
The lower selling, general and administrative expenses were primarily attributable to lower non-media related media, advertising and promotion (“MAP”) expenses and lower distribution expenses, partially offset by higher media related MAP expenses as we continue to restore spending to support our product innovations. As a percentage of net sales, our selling, general and administrative expenses were 25.6% in the first quarter of 2013 compared to 25.1% in the first quarter of 2012.
Other Highlights
Interest Expense - lower by $11 million in the first quarter of 2013 compared to the first quarter of 2012 primarily due to lower outstanding debt balances and lower weighted average interest rate. Our weighted average interest rate on our outstanding debt was 5.46% during the first quarter of 2013, compared to 5.75% in the first quarter of 2012.
Income Tax Expense – our effective income tax rate for continuing operations was 13% and 10% for the first quarter of 2013 and the first quarter of 2012, respectively. The higher effective income tax rate was primarily attributable to a higher proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries, partially offset by an income tax benefit of approximately $6 million in the quarter ended March 30, 2013 related to the retroactive application of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.
Operating Results by Business Segment — First Quarter Ended March 30, 2013 Compared with First Quarter Ended March 31, 2012

	Net Sales		Operating Profit (Loss)
	Quarter Ended		Quarter Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(dollars in thousands)
Innerwear	$497,025	$509,038	$89,742	$53,208
Activewear	267,186	272,564	21,309	(18,678)
Direct to Consumer	80,083	84,713	132	(761)
International	101,167	106,818	2,282	4,899
Corporate	—	—	(28,322)	(28,023)
Total	$945,461	$973,133	$85,143	$10,645

Innerwear

	Quarter Ended
	March 30, 2013	March 31, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$497,025	$509,038	$(12,013)	(2.4)%
Segment operating profit	89,742	53,208	36,534	68.7
The lower net sales in our Innerwear segment primarily resulted from the following:

•
Lower net sales in our intimate apparel product category (5%) primarily due to lower net sales of panties and hosiery, partially offset by higher net sales of bras driven by space gains. The lower net sales of panties and hosiery were primarily the result of lower unit sales volume.

•	Lower net sales in our kids’ underwear category (10%) primarily resulting from lower unit sales volume.

•	Men's underwear category sales were slightly higher due to space gains and higher unit sales volume offset by a decrease in product pricing.

•	Higher net sales in our socks category (5%), primarily due to space gains.
The higher Innerwear segment operating profit was primarily due to lower input costs, particularly cotton, and efficiency savings related to our supply chain optimization, partially offset by lower sales volume and lower media related MAP expenses.
Activewear

	Quarter Ended
	March 30, 2013	March 31, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$267,186	$272,564	$(5,378)	(2.0)%
Segment operating profit (loss)	21,309	(18,678)	39,987	NM
Activewear net sales declined 2% due to a $15 million planned reduction of commodity-oriented branded printwear sales to the screen-print industry. Excluding the impact of the planned reduction, Activewear net sales increased 4%. Net sales were additionally impacted by the following:

•
Higher net sales in our retail activewear category (6%), primarily due to space gains and higher unit sales volume. Retail Hanes net sales increased by 24% and retail Champion and C9 by Champion increased by 2%.

•	Lower net sales in our Gear for Sports licensed apparel (3%), primarily due to lower unit sales volume.
The higher Activewear segment operating profit was primarily due to lower input costs, particularly cotton, and efficiency savings related to our supply chain optimization.
Direct to Consumer

	Quarter Ended
	March 30, 2013	March 31, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$80,083	$84,713	$(4,630)	(5.5)%
Segment operating profit (loss)	132	(761)	893	NM
Due to the sluggish retail environment as a result of delayed U.S. federal income tax refunds and inclement weather, traffic into our outlet stores was impacted resulting in lower net sales in these stores. Comparable store sales were 6% lower in the first quarter of 2013 compared to 2012.
The higher Direct to Consumer segment operating profit was primarily due to lower product costs, partially offset by lower sales volume.

International

	Quarter Ended
	March 30, 2013	March 31, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$101,167	$106,818	$(5,651)	(5.3)%
Segment operating profit	2,282	4,899	(2,617)	(53.4)

Lower net sales in the International segment were primarily due to the unfavorable impact of foreign exchange rates. Excluding the unfavorable impact of foreign exchange rates, International segment net sales were 1% higher, primarily due to space gains in Asia, partially offset by lower net sales in Canada which have been impacted by the transition in the retail landscape.
The lower International segment operating profit was primarily due to an unfavorable impact related to foreign currency exchange rates, converting our India business to a licensed business model and the retail landscape changes in Canada.
General Corporate Expenses
General corporate expenses were flat in the first quarter of 2013 compared to the first quarter of 2012.
Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
Our primary sources of liquidity are cash generated by operations and availability under the $600 million revolving credit facility (the “Revolving Loan Facility”) under the senior secured credit facility (the “Senior Secured Credit Facility”), the accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) and our international loan facilities. At March 30, 2013, we had $402 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $113 million of borrowing availability under our international loan facilities, $69 million in cash and cash equivalents and no borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
In 2013, we expect to complete our planned debt reduction with the redemption of the remaining $250 million of 8% Senior Notes. We expect our cash deployment strategy in the future will include a mix of dividends, share repurchases and bolt-on acquisitions which leverage our global supply chain, our consumer expertise and our Innovate-to-Elevate strategy. For example, as part of our cash deployment strategy, in April 2013 our Board of Directors authorized a regular quarterly dividend of $0.20 per share to be paid June 3, 2013 to stockholders of record at the close of business on May 20, 2013. The quarterly dividend is the first for us since our spinoff as an independent public company in 2006.
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
There have been no significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended December 29, 2012.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the quarters ended March 30, 2013 and March 31, 2012 was derived from our condensed consolidated financial statements.

	Quarter Ended
	March 30, 2013	March 31, 2012
	(dollars in thousands)
Operating activities	$(79,071)	$(94,115)
Investing activities	(6,530)	(9,016)
Financing activities	111,803	102,144
Effect of changes in foreign currency exchange rates on cash	(453)	242
Increase (decrease) in cash and cash equivalents	25,749	(745)
Cash and cash equivalents at beginning of year	42,796	35,345
Cash and cash equivalents at end of period	$68,545	$34,600

The lower net cash used in operating activities in the quarter ended March 30, 2013 is primarily attributable to higher net income, partially offset by higher working capital, primarily inventory compared to prior year. We typically build inventory unit levels in the first quarter to support the back-to-school shopping season. Inventory decreased 17% compared to the quarter ended March 31, 2012, which was the result of lower input costs and lower units from our continued focus on inventory management.
The lower net cash used in investing activities in the quarter ended March 30, 2013 resulted from lower net capital expenditures. The higher net cash from financing activities during the quarter was primarily the result of higher net borrowings on our loan facilities and proceeds from stock options exercised.
Financing Arrangements
In March 2013, we amended the Accounts Receivable Securitization Facility. This amendment decreased certain fee rates and extended the termination date to March 2014.
As of March 30, 2013, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012 or other SEC filings could cause noncompliance.
In February 2013, Moody’s Investors Service (“Moody’s”) upgraded our corporate credit rating to Ba2 from Ba3. Moody’s also raised the rating on our Revolving Loan Facility to Baa2 from Baa3, the 6.375% Senior Notes to Ba3 from B1 and the 8% Senior Notes to Ba3 from B1. Moody's indicated that the upgrade reflects our significant debt reduction efforts and our positive trends in operating performance in the second half of 2012 primarily reflecting improved gross margins. In April 2013, Standard & Poor’s Ratings Services (“Standard & Poor’s”) raised our corporate credit rating to BB from BB-, in response to our declining debt levels and modest earnings growth. Standard & Poor’s also raised the rating on the Revolving Loan Facility to BBB- from BB+, the 6.375% Senior Notes to BB from BB- and the 8% Senior Notes to BB from BB-.
There have been no other significant changes in the financing arrangements from those described in our Annual Report on Form 10-K for the year ended December 29, 2012.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, titled “Summary of Significant Accounting Policies,” to our financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2012.
The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 29, 2012. There have been no material changes in these policies during the quarter ended March 30, 2013.
Recently Issued Accounting Pronouncements
Presentation of Comprehensive Income
In February 2013, the FASB issued a new rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules were effective for us in the first quarter of 2013. The adoption of the new accounting rules did not have a material effect on our financial condition, results of operations or cash flows.
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
There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 29, 2012.

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
Date: April 24, 2013

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

10.1
Amendment No. 10 dated as of March 15, 2013 among Hanesbrands Inc., HBI Receivables LLC, Regency Assets Limited, as assignee of HSBC Bank PLC, and PNC Bank, N.A., as committed purchasers, Regency Assets Limited, as assignee of Bryant Park Funding LLC, and Market Street Funding LLC, as conduit purchasers, HSBC Securities (USA) Inc. and PNC Bank, N.A., as managing agents, and HSBC Securities (USA) Inc., as assignee of JPMorgan Chase Bank, N.A., as agent, to the Receivables Purchase Agreement dated as of November 27, 2007 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2013). †

10.2
Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013).*

10.3
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers prior to December 2010 and schedule of all such agreements with current executive officers.*

10.4
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers after December 2010 and schedule of all such agreements with current executive officers*

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

E-1