Form 10-Q
period 2013-06-29
Hanesbrands Inc.
filed 2013-07-31
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2013, there were 99,003,009 shares of the registrant’s common stock outstanding.

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, statements under the heading “Outlook” and other information appearing under “Management's Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Specifically, with respect to statements regarding our pending acquisition of Maidenform Brands, Inc. (“Maidenform”), these factors include, but are not limited to, events that could give rise to a termination of the merger agreement or failure to receive necessary approvals or funding for the acquisition, the outcome of any litigation related to the acquisition, the level of expenses and other charges related to the acquisition and the funding thereof, and our ability to achieve expected synergies and successfully complete the integration of Maidenform.
Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. Risks and uncertainties that could cause actual results or events to differ materially from those anticipated include risks associated with our ability to consummate our pending acquisition of Maidenform and to realize the benefits anticipated from the acquisition, as well as the risks disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 29, 2012, under the caption “Risk Factors,” as well in the “Investors” section of the company's corporate website, www.hanesbrands.com.
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

HANESBRANDS INC.
Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$1,199,205	$1,180,651	$2,144,666	$2,153,784
Cost of sales	763,723	813,719	1,381,885	1,531,738
Gross profit	435,482	366,932	762,781	622,046
Selling, general and administrative expenses	254,035	246,981	496,191	491,450
Operating profit	181,447	119,951	266,590	130,596
Other expenses	751	811	1,215	1,456
Interest expense, net	25,221	36,611	50,844	73,606
Income from continuing operations before income tax expense	155,475	82,529	214,531	55,534
Income tax expense	33,889	15,213	41,566	12,489
Income from continuing operations	121,586	67,316	172,965	43,045
Loss from discontinued operations, net of tax	—	(66,085)	—	(68,644)
Net income (loss)	$121,586	$1,231	$172,965	$(25,599)

Earnings (loss) per share — basic:
Continuing operations	$1.22	$0.68	$1.74	$0.44
Discontinued operations	—	(0.67)	—	(0.70)
Net income (loss)	$1.22	$0.01	$1.74	$(0.26)

Earnings (loss) per share — diluted:
Continuing operations	$1.19	$0.67	$1.70	$0.43
Discontinued operations	—	(0.66)	—	(0.69)
Net income (loss)	$1.19	$0.01	$1.70	$(0.26)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income (loss)	$121,586	$1,231	$172,965	$(25,599)
Other comprehensive income (loss), net of tax of $2,175, $1,054, $3,671 and $2,776, respectively	(3,260)	(1,609)	(1,904)	3,315
Comprehensive income (loss)	$118,326	$(378)	$171,061	$(22,284)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 29, 2013	December 29, 2012
Assets
Cash and cash equivalents	$82,305	$42,796
Trade accounts receivable, net	616,622	506,278
Inventories	1,337,174	1,253,136
Deferred tax assets	168,208	166,189
Other current assets	55,655	59,126
Total current assets	2,259,964	2,027,525

Property, net	576,580	596,158
Trademarks and other identifiable intangibles, net	114,525	120,114
Goodwill	432,950	433,300
Deferred tax assets	406,779	397,529
Other noncurrent assets	58,732	57,074
Total assets	$3,849,530	$3,631,700

Liabilities and Stockholders’ Equity
Accounts payable	$442,270	$403,644
Accrued liabilities	250,953	271,972
Notes payable	30,305	26,216
Accounts Receivable Securitization Facility	170,479	173,836
Total current liabilities	894,007	875,668
Long-term debt	1,374,500	1,317,500
Pension and postretirement benefits	415,276	446,267
Other noncurrent liabilities	121,609	105,399
Total liabilities	2,805,392	2,744,834

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 99,003,030 and 98,269,868, respectively	990	983
Additional paid-in capital	298,399	292,029
Retained earnings	1,064,266	911,467
Accumulated other comprehensive loss	(319,517)	(317,613)
Total stockholders’ equity	1,044,138	886,866
Total liabilities and stockholders’ equity	$3,849,530	$3,631,700

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Operating activities:
Net income (loss)	$172,965	$(25,599)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of long-lived assets	45,630	47,049
Impairment of intangibles	—	37,597
Loss on disposition of business	—	31,616
Amortization of debt issuance costs	3,358	4,891
Stock compensation expense	5,003	3,849
Deferred taxes and other	2,444	(3,325)
Changes in assets and liabilities, net of disposition of business:
Accounts receivable	(115,907)	(126,562)
Inventories	(91,466)	131,571
Other assets	(4,813)	17,307
Accounts payable	42,808	(51,287)
Accrued liabilities and other	(41,696)	(54,367)
Net cash provided by operating activities	18,326	12,740

Investing activities:
Capital expenditures	(16,173)	(19,005)
Disposition of business	—	12,903
Net cash used in investing activities	(16,173)	(6,102)

Financing activities:
Borrowings on notes payable	62,954	31,868
Repayments on notes payable	(58,671)	(47,554)
Borrowings on Accounts Receivable Securitization Facility	81,358	104,043
Repayments on Accounts Receivable Securitization Facility	(84,715)	(100,870)
Borrowings on Revolving Loan Facility	1,970,000	1,494,500
Repayments on Revolving Loan Facility	(1,913,000)	(1,493,500)
Cash dividends paid	(19,797)	—
Proceeds from stock options exercised	5,279	731
Taxes paid related to net shares settlement of equity awards	(20,004)	—
Excess tax benefit from stock-based compensation	14,892	50
Other	259	(882)
Net cash provided by (used in) financing activities	38,555	(11,614)
Effect of changes in foreign exchange rates on cash	(1,199)	(707)
Increase (decrease) in cash and cash equivalents	39,509	(5,683)
Cash and cash equivalents at beginning of year	42,796	35,345
Cash and cash equivalents at end of period	$82,305	$29,662

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
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Basic weighted average shares outstanding	99,855	98,572	99,624	98,553
Effect of potentially dilutive securities:
Stock options	1,494	1,158	1,437	1,110
Restricted stock units	663	335	668	298
Employee stock purchase plan and other	1	1	—	1
Diluted weighted average shares outstanding	102,013	100,066	101,729	99,962

For the quarters ended June 29, 2013 and June 30, 2012, 0 and 515 restricted stock units, respectively, were excluded from the diluted earnings per share calculation, and for the six months ended June 29, 2013 and June 30, 2012, 0 and 515 restricted stock units, respectively, were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. There were no options to purchase common stock excluded from the diluted earnings per share calculation because their effect would be anti-dilutive, for any period presented.

(4)	Inventories
Inventories consisted of the following:

	June 29, 2013	December 29, 2012
Raw materials	$187,315	$167,883
Work in process	137,086	143,713
Finished goods	1,012,773	941,540
	$1,337,174	$1,253,136

(5)	Debt
Debt consisted of the following:

	Interest Rate as of June 29, 2013	Principal Amount		Maturity Date
		June 29, 2013	December 29, 2012
Revolving Loan Facility	2.74%	$124,500	$67,500	July 2017
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
8% Senior Notes	8.00%	250,000	250,000	December 2016
Accounts Receivable Securitization Facility	1.25%	170,479	173,836	March 2014
		1,544,979	1,491,336
Less current maturities		170,479	173,836
		$1,374,500	$1,317,500

As of June 29, 2013, the Company had $463,699 of borrowing availability under the $600,000 revolving credit facility (the “Revolving Loan Facility”) under the senior secured credit facility after taking into account outstanding borrowings and $11,801 of standby and trade letters of credit issued and outstanding under this facility.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

In July 2013, the Company amended the Revolving Loan Facility. See Note 13, “Subsequent Events,” for additional information.
In March 2013, the Company amended the accounts receivable securitization facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment decreased certain fee rates and extended the termination date to March 2014.
As of June 29, 2013, the Company was in compliance with all financial covenants under its credit facilities.

(6)	Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Foreign Exchange Contracts	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 29, 2012	$(8,340)	$853	$(512,558)	$202,432	$(317,613)
Amounts reclassified from accumulated other comprehensive loss	—	(5)	7,709	(3,023)	4,681
Current-period other comprehensive income (loss) activity	(7,561)	1,624	—	(648)	(6,585)
Balance at June 29, 2013	$(15,901)	$2,472	$(504,849)	$198,761	$(319,517)
The Company had the following reclassifications out of Accumulated other comprehensive loss:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Quarter Ended		Six Months Ended
		June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Gain (loss) on foreign exchange contracts	Cost of sales	$47	$(9)	$5	$(43)
	Income tax benefit	(19)	4	(2)	17
	Net of tax	$28	$(5)	$3	$(26)

Amortization of loss on interest rate hedge	Interest expense, net	$—	$(1,045)	$—	$(2,159)
	Income tax benefit	—	416	—	859
	Net of tax	$—	$(629)	$—	$(1,300)

Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	$(3,847)	$(3,989)	$(7,709)	$(7,978)
	Income tax benefit	1,485	1,590	3,025	3,180
	Net of tax	$(2,362)	$(2,399)	$(4,684)	$(4,798)

Total reclassifications		$(2,334)	$(3,033)	$(4,681)	$(6,124)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(7)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of June 29, 2013, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio was $94,889 and $8,914 respectively, primarily consisting of contracts hedging exposures to the Mexican peso, Canadian dollar, Australian dollar, Brazilian real and Japanese yen.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		June 29, 2013	December 29, 2012
Hedges	Other current assets	$1,545	$708
Non-hedges	Other current assets	507	380
Total derivative assets		$2,052	$1,088

Hedges	Accrued liabilities	$(21)	$(184)
Non-hedges	Accrued liabilities	(545)	(84)
Total derivative liabilities		$(566)	$(268)

Net derivative asset		$1,486	$820
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
The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated other comprehensive loss of approximately $1,735.
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
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income (Loss) and Accumulated other comprehensive loss is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion)
	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Foreign exchange contracts	$1,775	$526	$1,624	$(264)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Interest rate contracts	Interest expense, net	$—	$(1,045)	$—	$(2,159)
Foreign exchange contracts	Cost of sales	47	(9)	5	(43)
Total		$47	$(1,054)	$5	$(2,202)
Derivative Contracts Not Designated As Hedges
The Company uses foreign exchange derivative contracts as economic hedges against the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities.
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income (Loss) is as follows:

	Location of Loss Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Quarter Ended		Six Months Ended
		June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Foreign exchange contracts	Selling, general and administrative expenses	$2,349	$(546)	$563	$(2,061)

(8)	Fair Value of Assets and Liabilities
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
As of June 29, 2013, the Company held certain financial assets and liabilities related to foreign exchange derivative contracts that are required to be measured at fair value on a recurring basis. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.
There were no changes during the quarter ended June 29, 2013 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended June 29, 2013. As of and during the quarter and six months ended June 29, 2013, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Assets (Liabilities) at Fair Value as of June 29, 2013
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$2,052	$—
Foreign exchange derivative contracts	—	(566)	—
Total	$—	$1,486	$—

	Assets (Liabilities) at Fair Value as of December 29, 2012
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$1,088	$—
Foreign exchange derivative contracts	—	(268)	—
Total	$—	$820	$—

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of June 29, 2013 and December 29, 2012. The carrying amount of trade accounts receivable includes allowance for doubtful accounts, chargebacks and other deductions of $14,706 and $14,940 as of June 29, 2013 and December 29, 2012, respectively. The fair value of debt, which is classified as a Level 2 liability, was $1,629,982 and $1,609,114 as of June 29, 2013 and December 29, 2012 and had a carrying value of $1,544,979 and $1,491,336, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of June 29, 2013 and December 29, 2012, primarily due to the short-term nature of these instruments.

(9)	Income Taxes
The Company’s effective income tax rate was 22% and 19% for the quarter and six months ended June 29, 2013, and 18% and 22% for the quarter and six months ended June 30, 2012, respectively. The higher effective income tax rate for the quarter ended June 29, 2013 compared to the quarter ended June 30, 2012 was primarily attributable to a higher proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries, partially offset by an income tax benefit of approximately $4,000 related to the realization of unrecognized tax benefits resulting from the lapsing of statutes of limitations in certain foreign jurisdictions. The lower effective income tax rate for the six months ended June 29, 2013 compared to the six months ended June 30, 2012 was primarily attributable to an income tax benefit of approximately $6,000 related to the retroactive application of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013 and an income tax benefit of approximately $4,000 related to the realization of unrecognized tax benefits resulting from the lapsing of statutes of limitations in certain foreign jurisdictions in the six months ended June 29, 2013, partially offset by the effect of a higher proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries.

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

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to these businesses and that will be eliminated from ongoing operations. The key components from discontinued operations related to the European and domestic imagewear businesses were as follows:

	Quarter Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Net sales	$38,654	$73,854
Cost of sales	63,711	99,662
Gross profit loss	(25,057)	(25,808)
Selling, general and administrative expenses	2,896	6,712
Impairment of intangibles	37,597	37,597
Operating loss	(65,550)	(70,117)
Interest expense, net	1	4
Loss on disposal of business	31,616	31,616
Loss from discontinued operations before income tax benefit	(97,167)	(101,737)
Income tax benefit	(31,082)	(33,093)
Loss from discontinued operations, net of tax	$(66,085)	$(68,644)

(11)	Business Segment Information
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

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales:
Innerwear	$687,319	$664,940	$1,184,344	$1,173,978
Activewear	294,231	295,424	561,417	567,988
Direct to Consumer	92,633	94,572	172,716	179,285
International	125,022	125,715	226,189	232,533
Total net sales	$1,199,205	$1,180,651	$2,144,666	$2,153,784

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Segment operating profit (loss):
Innerwear	$152,702	$124,460	$242,444	$177,668
Activewear	37,120	2,061	58,429	(16,617)
Direct to Consumer	9,064	6,969	9,196	6,208
International	12,732	11,887	15,014	16,786
Total segment operating profit	211,618	145,377	325,083	184,045
Items not included in segment operating profit:
General corporate expenses	(26,874)	(22,101)	(51,825)	(46,697)
Amortization of intangibles	(3,297)	(3,325)	(6,668)	(6,752)
Total operating profit	181,447	119,951	266,590	130,596
Other expenses	(751)	(811)	(1,215)	(1,456)
Interest expense, net	(25,221)	(36,611)	(50,844)	(73,606)
Income from continuing operations before income tax expense	$155,475	$82,529	$214,531	$55,534

(12)	Consolidating Financial Information
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

	Condensed Consolidating Statement of Comprehensive Income (Loss) Quarter Ended June 29, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,054,318	$168,376	$603,380	$(626,869)	$1,199,205
Cost of sales	813,705	78,781	463,089	(591,852)	763,723
Gross profit	240,613	89,595	140,291	(35,017)	435,482
Selling, general and administrative expenses	188,889	35,823	30,651	(1,328)	254,035
Operating profit	51,724	53,772	109,640	(33,689)	181,447
Equity in earnings of subsidiaries	112,006	78,211	—	(190,217)	—
Other expenses	751	—	—	—	751
Interest expense, net	23,756	—	1,465	—	25,221
Income from continuing operations before income tax expense	139,223	131,983	108,175	(223,906)	155,475
Income tax expense	17,637	7,754	8,498	—	33,889
Income from continuing operations	121,586	124,229	99,677	(223,906)	121,586
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income	$121,586	$124,229	$99,677	$(223,906)	$121,586
Comprehensive income	$118,326	$124,229	$163,602	$(287,831)	$118,326

	Condensed Consolidating Statement of Comprehensive Income (Loss) Quarter Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,022,085	$161,669	$568,013	$(571,116)	$1,180,651
Cost of sales	831,913	75,042	458,181	(551,417)	813,719
Gross profit	190,172	86,627	109,832	(19,699)	366,932
Selling, general and administrative expenses	185,011	29,808	33,124	(962)	246,981
Operating profit	5,161	56,819	76,708	(18,737)	119,951
Equity in earnings of subsidiaries	59,290	53,786	—	(113,076)	—
Other expenses	811	—	—	—	811
Interest expense, net	33,814	(3)	2,837	(37)	36,611
Income from continuing operations before income tax expense	29,826	110,608	73,871	(131,776)	82,529
Income tax expense	3,484	8,976	2,753	—	15,213
Income from continuing operations	26,342	101,632	71,118	(131,776)	67,316
Loss from discontinued operations, net of tax	(25,111)	(31,791)	(9,832)	649	(66,085)
Net income	$1,231	$69,841	$61,286	$(131,127)	$1,231
Comprehensive income (loss)	$(378)	$69,841	$57,403	$(127,244)	$(378)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Comprehensive Income Six Months Ended June 29, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,915,073	$301,082	$1,147,681	$(1,219,170)	$2,144,666
Cost of sales	1,497,562	142,259	902,076	(1,160,012)	1,381,885
Gross profit	417,511	158,823	245,605	(59,158)	762,781
Selling, general and administrative expenses	362,837	74,131	61,748	(2,525)	496,191
Operating profit	54,674	84,692	183,857	(56,633)	266,590
Equity in earnings of subsidiaries	187,866	128,030	—	(315,896)	—
Other expenses	1,215	—	—	—	1,215
Interest expense, net	47,909	—	2,935	—	50,844
Income from continuing operations before income tax expense	193,416	212,722	180,922	(372,529)	214,531
Income tax expense	20,451	9,129	11,986	—	41,566
Income from continuing operations	172,965	203,593	168,936	(372,529)	172,965
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income	$172,965	$203,593	$168,936	$(372,529)	$172,965
Comprehensive income	$171,061	$203,593	$162,637	$(366,230)	$171,061

	Condensed Consolidating Statement of Comprehensive Income (Loss) Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,894,145	$301,807	$1,095,713	$(1,137,881)	$2,153,784
Cost of sales	1,574,294	139,738	919,688	(1,101,982)	1,531,738
Gross profit	319,851	162,069	176,025	(35,899)	622,046
Selling, general and administrative expenses	361,634	64,971	67,009	(2,164)	491,450
Operating profit (loss)	(41,783)	97,098	109,016	(33,735)	130,596
Equity in earnings of subsidiaries	102,918	74,923	—	(177,841)	—
Other expenses	1,456	—	—	—	1,456
Interest expense, net	68,320	(7)	5,292	1	73,606
Income (loss) from continuing operations before income tax expense (benefit)	(8,641)	172,028	103,724	(211,577)	55,534
Income tax expense (benefit)	(9,079)	15,730	5,838	—	12,489
Income from continuing operations	438	156,298	97,886	(211,577)	43,045
Loss from discontinued operations, net of tax	(26,037)	(31,791)	(14,801)	3,985	(68,644)
Net income (loss)	$(25,599)	$124,507	$83,085	$(207,592)	$(25,599)
Comprehensive income (loss)	$(22,284)	$124,507	$81,154	$(205,661)	$(22,284)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet June 29, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$5,580	$3,494	$73,231	$—	$82,305
Trade accounts receivable, net	109,656	41,657	465,944	(635)	616,622
Inventories	969,838	114,911	444,734	(192,309)	1,337,174
Deferred tax assets	163,843	1,015	3,350	—	168,208
Other current assets	29,078	10,467	16,588	(478)	55,655
Total current assets	1,277,995	171,544	1,003,847	(193,422)	2,259,964
Property, net	84,716	38,370	453,494	—	576,580
Trademarks and other identifiable intangibles, net	9,346	90,057	15,122	—	114,525
Goodwill	232,882	124,247	75,821	—	432,950
Investments in subsidiaries	2,428,675	1,384,217	—	(3,812,892)	—
Deferred tax assets	235,565	154,325	16,889	—	406,779
Receivables from related entities	4,224,923	3,303,132	1,988,906	(9,516,961)	—
Other noncurrent assets	56,743	248	1,741	—	58,732
Total assets	$8,550,845	$5,266,140	$3,555,820	$(13,523,275)	$3,849,530

Liabilities and Stockholders’ Equity
Accounts payable	$254,058	$14,044	$174,168	$—	$442,270
Accrued liabilities	144,161	40,684	66,178	(70)	250,953
Notes payable	—	—	30,305	—	30,305
Accounts Receivable Securitization Facility	—	—	170,479	—	170,479
Total current liabilities	398,219	54,728	441,130	(70)	894,007
Long-term debt	1,374,500	—	—	—	1,374,500
Pension and postretirement benefits	403,735	—	11,541	—	415,276
Payables to related entities	5,231,106	2,612,477	1,414,351	(9,257,934)	—
Other noncurrent liabilities	99,147	10,932	11,530	—	121,609
Total liabilities	7,506,707	2,678,137	1,878,552	(9,258,004)	2,805,392
Stockholders’ equity	1,044,138	2,588,003	1,677,268	(4,265,271)	1,044,138
Total liabilities and stockholders’ equity	$8,550,845	$5,266,140	$3,555,820	$(13,523,275)	$3,849,530

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows Six Months Ended June 29, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by operating activities	$165,172	$105,792	$63,256	$(315,894)	$18,326
Investing activities:
Capital expenditures	(4,327)	(2,011)	(9,835)	—	(16,173)
Net cash used in investing activities	(4,327)	(2,011)	(9,835)	—	(16,173)
Financing activities:
Borrowings on notes payable	—	—	62,954	—	62,954
Repayments on notes payable	—	—	(58,671)	—	(58,671)
Borrowings on Accounts Receivable Securitization Facility	—	—	81,358	—	81,358
Repayments on Accounts Receivable Securitization Facility	—	—	(84,715)	—	(84,715)
Borrowings on Revolving Loan Facility	1,970,000	—	—	—	1,970,000
Repayments on Revolving Loan Facility	(1,913,000)	—	—	—	(1,913,000)
Cash dividends paid	(19,797)	—	—	—	(19,797)
Proceeds from stock options exercised	5,279	—	—	—	5,279
Taxes paid related to net shares settlement of equity awards	(20,004)	—	—	—	(20,004)
Excess tax benefit from stock-based compensation	14,892	—	—	—	14,892
Other	536	—	(274)	(3)	259
Net transactions with related entities	(198,788)	(102,206)	(14,903)	315,897	—
Net cash provided by (used in) financing activities	(160,882)	(102,206)	(14,251)	315,894	38,555
Effect of changes in foreign exchange rates on cash	—	—	(1,199)	—	(1,199)
Increase (decrease) in cash and cash equivalents	(37)	1,575	37,971	—	39,509
Cash and cash equivalents at beginning of year	5,617	1,919	35,260	—	42,796
Cash and cash equivalents at end of period	$5,580	$3,494	$73,231	$—	$82,305

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by operating activities	$131,664	$36,793	$22,121	$(177,838)	$12,740
Investing activities:
Capital expenditures	(3,068)	(4,073)	(11,864)	—	(19,005)
Disposition of business	—	—	12,903	—	12,903
Net cash provided by (used) in investing activities	(3,068)	(4,073)	1,039	—	(6,102)
Financing activities:
Borrowings on notes payable	—	—	31,868	—	31,868
Repayments on notes payable	—	—	(47,554)	—	(47,554)
Borrowings on Accounts Receivable Securitization Facility	—	—	104,043	—	104,043
Repayments on Accounts Receivable Securitization Facility	—	—	(100,870)	—	(100,870)
Borrowings on Revolving Loan Facility	1,494,500	—	—	—	1,494,500
Repayments on Revolving Loan Facility	(1,493,500)	—	—	—	(1,493,500)
Proceeds from stock options exercised	731	—	—	—	731
Excess tax benefit from stock-based compensation	50	—	—	—	50
Other	(610)	—	(272)	—	(882)
Dividends paid to related entities	—	(4,623)	(4,867)	9,490	—
Net transactions with related entities	(132,225)	(27,963)	(8,160)	168,348	—
Net cash used in financing activities	(131,054)	(32,586)	(25,812)	177,838	(11,614)
Effect of changes in foreign exchange rates on cash	1	—	(708)	—	(707)
Increase (decrease) in cash and cash equivalents	(2,457)	134	(3,360)	—	(5,683)
Cash and cash equivalents at beginning of year	8,330	2,726	24,289	—	35,345
Cash and cash equivalents at end of period	$5,873	$2,860	$20,929	$—	$29,662

(13)	Subsequent Events
Maidenform Brands Acquisition
On July 24, 2013, the Company announced that it entered into a definitive agreement pursuant to which, upon the terms and subject to the conditions set forth in the agreement, the Company will acquire Maidenform Brands, Inc. (“Maidenform”), a global intimate apparel company, in an all cash transaction valued at approximately $575,000 on an enterprise value basis. Under terms of the agreement, Maidenform stockholders will receive $23.50 in cash for each share of Maidenform common stock. The Company intends to finance the Maidenform acquisition with cash and borrowings under its Revolving Loan Facility. The transaction is currently expected to close in the fourth quarter of 2013 and is subject to the approval of Maidenform stockholders, regulatory approval and other customary closing conditions. For additional information regarding the transaction, see the Company's Current Report on Form 8-K filed on July 24, 2013, which includes the press release announcing the Maidenform acquisition, the merger agreement for the transaction and the amendment to the Revolving Loan Facility. There can be no assurance that the proposed acquisition will be completed, or if it is completed, that the expected benefits of the transaction will be realized.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Revolving Loan Facility Amendment
In July 2013, the Company amended the Revolving Loan Facility to increase the borrowing limit to $1,100,000, decrease borrowing costs by 25 basis points and extend the maturity date to (i) July 2018 or (ii) September 2016 if the Company’s 8% Senior Notes have not been refinanced or repaid or the maturity date thereof has note otherwise been extended beyond July 2018 by September 2016.
Dividends
As part of the Company’s cash deployment strategy, in July 2013 the Company’s Board of Directors authorized a regular quarterly dividend of $0.20 per share to be paid September 3, 2013 to stockholders of record at the close of business on August 13, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 29, 2012, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to the risks associated with our ability to consummate our pending acquisition of Maidenform and to realize the benefits anticipated from the acquisition, as well as the risks included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 29, 2012.
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
Our operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. In the first quarter of 2013, we renamed the Outerwear segment to Activewear to reflect the trend of this category becoming a part of consumers’ active lifestyles and more aptly describe the competitive space of this business. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. In the first quarter of 2013, we decided to revise the manner in which we allocate certain selling, general and administrative expenses. Certain prior-year segment operating profit disclosures have been revised to conform to the current-year presentation.
In May 2012, we sold our European imagewear business and completed the discontinuation of our private-label and Outer Banks domestic imagewear operations which served wholesalers that sell to the screen-print industry. As a result of these actions, the prior-year disclosures reflect these operations as discontinued operations.

Highlights from the Second Quarter and Six Months Ended June 29, 2013
Our Innovate-to-Elevate platforms, which combine brand and supply chain strengths with product innovation, continue to help drive results. Innovate-to-Elevate product platforms such as our Hanes Comfort Blend and X-Temp underwear and socks are driving strong growth in Innerwear basics. Smart Size bras are performing well in Innerwear intimate apparel.
Key financial highlights during the quarter are as follows:

•
Total net sales in the second quarter of 2013 were $1.20 billion, compared with $1.18 billion in the same quarter of 2012, representing a 2% increase. Total net sales in the first six months of 2013 were $2.14 billion, compared to $2.15 billion in the same period of 2012.

•
Operating profit was $181 million in the second quarter of 2013, compared with $120 million in the same quarter of 2012. In the second quarter of 2013, we achieved a record operating margin of 15.1%, up 490 basis points over the prior-year quarter. Each business segment had operating margin expansion in the quarter. Operating profit was $267 million in the first six months of 2013, compared with $131 million in the same period of 2012. As a percentage of sales, operating profit was 12.4% in the first six months of 2013 compared to 6.1% in the same period of 2012.

•
Diluted earnings per share was $1.19 in the second quarter of 2013, compared with diluted earnings per share from continuing operations of $0.67 in the same quarter of 2012. Diluted earnings per share was $1.70 in the first six months of 2013, compared with diluted earnings per share from continuing operations of $0.43 in the same period of 2012.

•
As part of our cash deployment strategy, in April 2013 our Board of Directors authorized a regular quarterly dividend of $0.20 per share which was paid June 3, 2013 to stockholders of record at the close of business on May 20, 2013. The quarterly dividend is the first for us since our spinoff as an independent public company in 2006.

Outlook
Based on year-to-date results and the near-term economic outlook, we anticipate net sales of approximately $4.55 billion, operating profit of $550 million to $575 million, diluted earnings per share of $3.50 to $3.65 and operating cash flows of approximately $500 million to $600 million for 2013.
In the second half of 2013, we should experience more normalized seasonal fluctuations in gross margin levels.  In the second half of the year our net sales typically have a higher mix of activewear sales, which generally contain a higher percentage of lower margin products. Our media spend has increased $10 million year-to-date and we expect $20 million to $30 million of incremental media spending in the second half of 2013 as compared to the second half of 2012. In addition, we also expect to incur an incremental $15 million of bond prepayment expenses in connection with our planned redemption of the remaining $250 million of 8% Senior Notes in the fourth quarter of 2013.
On July 24, 2013, we announced that we entered into a definitive agreement pursuant to which, upon the terms and subject to the conditions set forth in the agreement, we will acquire Maidenform Brands, Inc. (“Maidenform”), a global intimate apparel company, in an all cash transaction valued at approximately $575 million on an enterprise value basis. Under terms of the agreement, Maidenform stockholders will receive $23.50 in cash for each share of Maidenform common stock. We intend to finance the Maidenform acquisition with cash and borrowings under our Revolving Loan Facility. The transaction is currently expected to close in the fourth quarter of 2013 and is subject to the approval of Maidenform stockholders, regulatory approval and other customary closing conditions. For additional information regarding the transaction, see our Current Report on Form 8-K filed on July 24, 2013, which includes the press release announcing the Maidenform acquisition, the merger agreement for the transaction and the amendment to the Revolving Loan Facility. There can be no assurance that the proposed acquisition will be completed, or if it is completed, that the expected benefits of the transaction will be realized.
Our projected outlook for the full-year 2013 does not reflect any impact from the pending Maidenform acquisition. Following the closing of the Maidenform acquisition, we would expect to update our guidance to include Maidenform's results of operations, the impact of the financing for the acquisition and any costs or expenses associated with the acquisition and the funding thereof. There can be no assurance that the proposed Maidenform acquisition will be completed, or if it is completed, the expected impact of the transaction.
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

Condensed Consolidated Results of Operations — Second Quarter Ended June 29, 2013 Compared with Second Quarter Ended June 30, 2012

	Quarter Ended
	June 29, 2013	June 30, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,199,205	$1,180,651	$18,554	1.6%
Cost of sales	763,723	813,719	(49,996)	(6.1)
Gross profit	435,482	366,932	68,550	18.7
Selling, general and administrative expenses	254,035	246,981	7,054	2.9
Operating profit	181,447	119,951	61,496	51.3
Other expenses	751	811	(60)	(7.4)
Interest expense, net	25,221	36,611	(11,390)	(31.1)
Income from continuing operations before income tax expense	155,475	82,529	72,946	88.4
Income tax expense	33,889	15,213	18,676	122.8
Income from continuing operations	121,586	67,316	54,270	80.6
Loss from discontinued operations, net of tax	—	(66,085)	66,085	NM
Net income	$121,586	$1,231	$120,355	NM
Net Sales
Despite the continued soft retail environment, net sales increased 2% during the second quarter. Net sales for the second quarter were higher as we continue to secure net space gains at retailers through our Innovate-to-Elevate platforms, which integrate the strengths of our iconic brands, low-cost supply chain and product innovation. Excluding the impact of the planned reduction of commodity-oriented branded printwear sales and unfavorable foreign exchange rates, net sales increased 3%. The higher net sales primarily resulted from the following:

•	Higher net sales in our men’s underwear category primarily driven by space gains and higher unit sales volume.

•	Higher net sales in our socks category due to higher unit sales volume.

•	Higher net sales in our Gear for Sports licensed apparel primarily due to higher unit sales volume and space gains.

•
Lower net sales in our intimate apparel product category primarily due to lower unit sales volume of panties and bras, partially offset by price increases and space gains in bras and higher unit sales volume of hosiery.

•	Lower net sales in our branded printwear product category from the planned reduction of commodity-oriented branded printwear sales to the screen-print industry.

•	Lower net sales in our International segment primarily due to the unfavorable impact of foreign exchange rates.
Gross Profit
As a percentage of net sales, our gross profit was 36.3% in the second quarter of 2013 compared to 31.1% in the second quarter of 2012. The higher gross margin resulted from an improved cotton-cost environment, efficiency savings from our supply chain and higher sales volume, partially offset by the unfavorable impact of foreign exchange rates.
Selling, General and Administrative Expenses
The higher selling, general and administrative expenses were primarily attributable to higher media expenses. As a percentage of net sales, our selling, general and administrative expenses were 21.2% in the second quarter of 2013 compared to 20.9% in the second quarter of 2012.
Other Highlights
Interest Expense - lower by $11 million in the second quarter of 2013 compared to the second quarter of 2012 primarily due to lower outstanding debt balances and a lower weighted average interest rate. Our weighted average interest rate on our outstanding debt was 5.27% during the second quarter of 2013, compared to 5.71% in the second quarter of 2012.

Income Tax Expense – our effective income tax rate for continuing operations was 22% and 18% for the second quarter of 2013 and the second quarter of 2012, respectively. The higher effective income tax rate was primarily attributable to a higher proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries, partially offset by an income tax benefit of approximately $4 million related to the realization of unrecognized tax benefits resulting from the lapsing of statutes of limitations in certain foreign jurisdictions.
Operating Results by Business Segment — Second Quarter Ended June 29, 2013 Compared with Second Quarter Ended June 30, 2012

	Net Sales		Operating Profit
	Quarter Ended		Quarter Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(dollars in thousands)
Innerwear	$687,319	$664,940	$152,702	$124,460
Activewear	294,231	295,424	37,120	2,061
Direct to Consumer	92,633	94,572	9,064	6,969
International	125,022	125,715	12,732	11,887
Corporate	—	—	(30,171)	(25,426)
Total	$1,199,205	$1,180,651	$181,447	$119,951
Innerwear

	Quarter Ended
	June 29, 2013	June 30, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$687,319	$664,940	$22,379	3.4%
Segment operating profit	152,702	124,460	28,242	22.7

Despite the continued soft retail environment, Innerwear net sales increased 3% and operating profit increased 23%. New products continued to perform well during the second quarter. The higher net sales in our Innerwear segment primarily resulted from the following:

•	Men’s underwear category sales were higher (12%) due to space gains and higher unit sales volume.

•	Higher net sales in our socks category (11%), primarily due to higher unit sales volume.

•
Lower net sales in our intimate apparel product category (6%) primarily due to lower net sales of panties and bras, partially offset by higher net sales of hosiery driven by higher unit sales volume. The lower net sales of panties and bras were primarily the result of lower unit sales volume in both panties and bras, partially offset by price increases and space gains in bras.

•	Lower net sales in our kids’ underwear category (8%) primarily resulting from lower unit sales volume.
The higher Innerwear segment operating profit was primarily due to an improved cotton-cost environment, efficiency savings related to our supply chain optimization and higher sales volume, partially offset by higher media expenses.
Activewear

	Quarter Ended
	June 29, 2013	June 30, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$294,231	$295,424	$(1,193)	(0.4)%
Segment operating profit	37,120	2,061	35,059	NM
Activewear net sales slightly declined due to the following:

•	Lower net sales in our branded printwear product category (9%) resulting from the planned reduction of commodity-oriented branded printwear sales to the screen-print industry.

•
Lower net sales in our retail activewear category (1%), primarily due to lower net sales of retail Just My Size, partially offset by higher retail Champion and C9 by Champion net sales due to higher unit sales volume and space gains.

•	Higher net sales in our Gear for Sports licensed apparel (12%), primarily due to higher unit sales volume and space gains.
The higher Activewear segment operating profit was primarily due to an improved cotton-cost environment and efficiency savings related to our supply chain optimization.
Direct to Consumer

	Quarter Ended
	June 29, 2013	June 30, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$92,633	$94,572	$(1,939)	(2.1)%
Segment operating profit	9,064	6,969	2,095	30.1
Direct to Consumer segment net sales were lower due to lower net sales related to our Internet operations and lower net sales in our outlet stores resulting from the closure of certain lower profitable stores. Comparable store sales were 3% higher in the second quarter of 2013 compared to 2012.
The higher Direct to Consumer segment operating profit was primarily due to lower product costs and price increases, partially offset by lower unit sales volume.
International

	Quarter Ended
	June 29, 2013	June 30, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$125,022	$125,715	$(693)	(0.6)%
Segment operating profit	12,732	11,887	845	7.1
Sales in the International segment were slightly lower primarily due to the unfavorable impact of foreign exchange rates. Excluding the unfavorable impact of foreign exchange rates, International segment net sales were 5% higher, primarily due to space gains in Canada and higher unit sales volume in Asia, partially offset by lower unit sales volume in Latin America.
The higher International segment operating profit was primarily due to lower product costs, partially offset by the unfavorable impact related to foreign currency exchange rates.
General Corporate Expenses
General corporate expenses were higher in the second quarter of 2013 compared to the second quarter of 2012 primarily due to costs associated with the integration of certain international businesses into our U.S. infrastructure in order to eliminate duplicate support functions.

Condensed Consolidated Results of Operations — Six Months Ended June 29, 2013 Compared with Six Months Ended June 30, 2012

	Six Months Ended
	June 29, 2013	June 30, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,144,666	$2,153,784	$(9,118)	(0.4)%
Cost of sales	1,381,885	1,531,738	(149,853)	(9.8)
Gross profit	762,781	622,046	140,735	22.6
Selling, general and administrative expenses	496,191	491,450	4,741	1.0
Operating profit	266,590	130,596	135,994	104.1
Other expenses	1,215	1,456	(241)	(16.6)
Interest expense, net	50,844	73,606	(22,762)	(30.9)
Income from continuing operations before income tax expense	214,531	55,534	158,997	286.3
Income tax expense	41,566	12,489	29,077	232.8
Income from continuing operations	172,965	43,045	129,920	301.8
Loss from discontinued operations, net of tax	—	(68,644)	68,644	NM
Net income (loss)	$172,965	$(25,599)	$198,564	NM
Net Sales
Consolidated net sales were lower by $9 million, or less than 1%, in the six months of 2013 compared to the same period of 2012. Excluding the impact of the planned reduction of commodity-oriented branded printwear sales and unfavorable foreign exchange rates, net sales increased 1%. The lower net sales primarily resulted from the following:

•
Lower net sales in our intimate apparel product category due to lower net sales of panties and bras. Lower net sales of panties and bras were primarily due to lower unit sales volume of both panties and bras, partially offset by price increases and space gains in bras.

•	Lower net sales in our branded printwear category from the planned reduction of commodity-oriented branded printwear sales to the screen-print industry.

•	Stronger net sales of our men’s underwear product category primarily driven by space gains and higher unit sales volume.

•	Higher net sales in our socks category due to higher unit sales volume.

•	Higher net sales in retail activewear product category as a result of higher unit sales volume and space gains.

•	Higher net sales in our Gear for Sports licensed apparel primarily due to higher unit sales volume and space gains.
Gross Profit
As a percentage of net sales, our gross profit was 35.6% in the six months of 2013 compared to 28.9% in the same period of 2012. The higher gross profit was impacted by an improved cotton-cost environment and efficiency savings from our supply chain.
Selling, General and Administrative Expenses
The higher selling, general and administrative expenses were primarily attributable to higher media expenses. As a percentage of net sales, our selling, general and administrative expenses were 23.1% in the six months of 2013 compared to 22.8% in the same period of 2012.
Other Highlights
Interest Expense – lower by $23 million in the six months of 2013 compared to the same period of 2012 primarily due to lower outstanding debt balances and a lower weighted average interest rate. Our weighted average interest rate on our outstanding debt was 5.37% during the six months of 2013 compared to 5.73% in the same period of 2012.
Income Tax Expense – our effective income tax rate for continuing operations was 19% and 22% for the six months of 2013 and 2012, respectively. The lower effective income tax rate was primarily attributable to an income tax benefit of approximately $6 million related to the retroactive application of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013 and an income tax benefit of approximately $4 million related to the realization of unrecognized tax benefits resulting from the lapsing of statutes of limitations in certain foreign jurisdictions in the six months ended June 29, 2013, partially offset by the effect of a higher proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries.

Operating Results by Business Segment — Six Months Ended June 29, 2013 Compared with Six Months Ended June 30, 2012

	Net Sales		Operating Profit (Loss)
	Six Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(dollars in thousands)
Innerwear	$1,184,344	$1,173,978	$242,444	$177,668
Activewear	561,417	567,988	58,429	(16,617)
Direct to Consumer	172,716	179,285	9,196	6,208
International	226,189	232,533	15,014	16,786
Corporate	—	—	(58,493)	(53,449)
Total net sales	$2,144,666	$2,153,784	$266,590	$130,596
Innerwear

	Six Months Ended
	June 29, 2013	June 30, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,184,344	$1,173,978	$10,366	0.9%
Segment operating profit	242,444	177,668	64,776	36.5

Despite the continued soft retail environment, Innerwear net sales increased 1% and operating profit increased 37%. New products continued to perform well during the first six months of 2013.
The higher net sales primarily resulted from the following:

•	Stronger net sales in our men’s underwear category (7%) primarily resulting from space gains and higher unit sales volume.

•	Higher net sales in our socks category (8%), primarily due to higher unit sales volume.

•
Lower net sales in our intimate apparel category (5%), primarily due to lower net sales of panties and bras. The lower net sales of panties and bras were primarily the result of lower unit sales volume of both panties and bras, partially offset by price increases and space gains in bras.

•	Lower net sales in our kids’ underwear category (9%), primarily due to lower unit sales volume.
The higher Innerwear segment operating profit was primarily due to an improved cotton-cost environment, and efficiency savings related to our supply chain optimization, partially offset by higher media expenses.
Activewear

	Six Months Ended
	June 29, 2013	June 30, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$561,417	$567,988	$(6,571)	(1.2)%
Segment operating profit (loss)	58,429	(16,617)	75,046	NM
Activewear segment net sales were lower due to the following:

•	Lower net sales in our branded printwear category (18%) from the planned reduction of commodity-oriented branded printwear sales to the screen-print industry.

•
Higher net sales in our retail activewear category (3%), primarily due to higher unit sales volume and space gains. Retail Champion and C9 by Champion and retail Hanes net sales increased by 4% and 14%, respectively, partially offset by a decrease in retail Just My Size of 22%.

•	Higher net sales in our Gear for Sports licensed apparel (6%), primarily due to higher unit sales volume and space gains.
The higher Activewear segment operating profit was primarily due to an improved cotton-cost environment and efficiency savings related to our supply chain optimization.
Direct to Consumer

	Six Months Ended
	June 29, 2013	June 30, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$172,716	$179,285	$(6,569)	(3.7)%
Segment operating profit	9,196	6,208	2,988	48.1
Direct to Consumer segment net sales were lower due to lower net sales in our outlet stores resulting from the closure of certain lower profitable stores. Comparable store sales were 1% lower in the six months of 2013 compared to the same period of 2012.
The higher Direct to Consumer segment operating profit was primarily due to lower product costs and price increases, partially offset by lower sales volume.
International

	Six Months Ended
	June 29, 2013	June 30, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$226,189	$232,533	$(6,344)	(2.7)%
Segment operating profit	15,014	16,786	(1,772)	(10.6)
Overall net sales in the International segment were lower primarily due to the unfavorable impact of foreign exchange rates. Excluding the unfavorable impact of foreign exchange rates, International segment net sales were higher by 3%, primarily due to higher unit sales volume in Asia, partially offset by lower unit sales volume in Latin America.
The lower International segment operating profit was primarily due to the unfavorable impact related to foreign currency exchange rates, partially offset by lower product costs.
General Corporate Expenses
General corporate expenses were higher in the six months of 2013 compared to the same period of 2012 primarily due to costs related to costs associated with the integration of certain international businesses into our U.S. infrastructure in order to eliminate duplicate support functions.
Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
Our primary sources of liquidity are cash generated by operations and availability under the $600 million revolving credit facility (the “Revolving Loan Facility”) under the senior secured credit facility (the “Senior Secured Credit Facility”), the accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) and our international loan facilities. In July 2013, the Company amended the Revolving Loan Facility to, among other things, increase the borrowing limit to $1.1 billion. See “Financing Arrangements” below for additional information.
At June 29, 2013, we had $464 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $111 million of borrowing availability under our international loan facilities, $82 million in cash and cash equivalents and no borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.

We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year. In the fourth quarter of 2013, we expect to complete our planned debt reduction with the redemption of the remaining $250 million of 8% Senior Notes. We expect our cash deployment strategy in the future will include a mix of dividends, bolt-on acquisitions and share repurchases. For example, as part of our cash deployment strategy, in April 2013 our Board of Directors authorized a regular quarterly dividend. Our first dividend of $0.20 per share was paid June 3, 2013 and our second quarterly dividend was authorized by our Board of Directors in July 2013 to be paid in September 2013. In addition, as discussed above under “Outlook,” on July 24, 2013 we entered into a definitive agreement to acquire Maidenform, which is expected to close in the fourth quarter of 2013.
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
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the six months ended June 29, 2013 and June 30, 2012 was derived from our condensed consolidated financial statements.

	Six Months Ended
	June 29, 2013	June 30, 2012
	(dollars in thousands)
Operating activities	$18,326	$12,740
Investing activities	(16,173)	(6,102)
Financing activities	38,555	(11,614)
Effect of changes in foreign currency exchange rates on cash	(1,199)	(707)
Increase (decrease) in cash and cash equivalents	39,509	(5,683)
Cash and cash equivalents at beginning of year	42,796	35,345
Cash and cash equivalents at end of period	$82,305	$29,662

The higher net cash from operating activities is primarily attributable to higher net income, partially offset by changes in working capital, primarily inventory compared to prior year. We typically build inventory unit levels in the first half of the year to support the back-to-school shopping season. Inventory decreased 7% compared to June 30, 2012, which was the result of lower input costs and lower units from our continued focus on inventory management.
The higher net cash used in investing activities resulted from the sale of the European imagewear business in 2012, partially offset by lower net capital expenditures. The higher net cash from financing activities was primarily the result of higher net borrowings on our loan facilities, partially offset by cash dividends paid during 2013 of $20 million.
Financing Arrangements
In July 2013, we amended the Revolving Loan Facility to increase the borrowing limit from $600 million to $1.1 billion, decrease borrowing costs by 25 basis points and extend the maturity date to (i) July 2018 or (ii) September 2016 if the Company's 8% Senior Notes have not been refinanced or repaid or the maturity date thereof has not otherwise been extended beyond July 2018 by September 2016.
In March 2013, we amended the Accounts Receivable Securitization Facility. This amendment decreased certain fee rates and extended the termination date to March 2014.
As of June 29, 2013, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012 or other SEC filings could cause noncompliance.

In February 2013, Moody’s Investors Service (“Moody’s”) upgraded our corporate credit rating to Ba2 from Ba3. Moody’s also raised the rating on our Revolving Loan Facility to Baa2 from Baa3, the 6.375% Senior Notes to Ba3 from B1 and the 8% Senior Notes to Ba3 from B1. Moody’s indicated that the upgrade reflects our significant debt reduction efforts and our positive trends in operating performance in the second half of 2012 primarily reflecting improved gross margins. In April 2013, Standard & Poor’s Ratings Services (“Standard & Poor’s”) raised our corporate credit rating to BB from BB-, in response to our declining debt levels and modest earnings growth. Standard & Poor’s also raised the rating on the Revolving Loan Facility to BBB- from BB+, the 6.375% Senior Notes to BB from BB- and the 8% Senior Notes to BB from BB-.
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
The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 29, 2012. There have been no material changes in these policies from those described in our Annual Report on Form 10-K for the year ended December 29, 2012.
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
The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. The following risk factor includes a change to the description of the risk factor associated with our business as previously disclosed. There are no additional material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.
Businesses that we may acquire may fail to perform to expectations, and we may be unable to successfully integrate acquired businesses with our existing business.
From time to time, we may evaluate potential acquisition opportunities to support and strengthen our business. On July 24, 2013, we announced our proposed acquisition of Maidenform Brands, Inc. (“Maidenform”). The acquisition and integration of businesses such as Maidenform involve a number of risks.
We may not be able to realize all or a substantial portion of the anticipated benefits of the Maidenform acquisition and other future acquisitions that we may consummate. Maidenform and other future acquired businesses may not achieve expected results of operations, including expected levels of revenues, and may require unanticipated costs and expenditures. In addition, following completion of the Maidenform acquisition, we may not be able to maintain the levels of revenue, earnings or operating efficiency that we and Maidenform have achieved or might achieve separately. Acquired businesses may also subject us to liabilities that we were unable to discover in the course of our due diligence, and our rights to indemnification from the sellers of such other businesses, even if obtained, may not be sufficient to offset the relevant liabilities. In addition, the integration of newly acquired businesses may be expensive and time-consuming and may not be entirely successful. Integration of the acquired businesses may also place additional pressures on our systems of internal control over financial reporting. The process of integrating the operations of Maidenform or those of any other future acquisition could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. If we are unable to successfully integrate Maidenform and other newly acquired businesses or if Maidenform or other acquired businesses fail to produce targeted results, it could have an adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On May 3, 2013, Richard A. Noll, our Chairman and Chief Executive Officer, established a stock trading plan that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and our insider trading policy.
Under the terms of the plan, the brokerage firm overseeing the plan may sell a predetermined number of shares of common stock held by Mr. Noll, provided that certain price thresholds are met. The trading plan was adopted to enable Mr. Noll to dollar cost average his sales and gradually diversify his investment portfolio, spreading stock trades over an extended period of time and reducing market impact.
Any transactions effected under the plan will be disclosed publicly through Form 4 filings with the Securities and Exchange Commission.

Except as required by law, we do not undertake to report stock trading plans by other company officers or directors, nor to report modifications or termination of any publicly-announced plan, including Mr. Noll's plan.

Item 6.	Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ Richard D. Moss
Richard D. Moss Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: July 31, 2013

INDEX TO EXHIBITS

Exhibit Number	Description

2.1*
Agreement and Plan of Merger, dated as of July 23, 2013, by and among Hanesbrands Inc., General Merger Sub Inc. and Maidenform Brands, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2013).

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

10.1
Third Amendment dated July 23, 2013 to the Amended and Restated Credit Agreement dated as of December 10, 2009 among the Company, the various financial institutions and other persons from time to time party thereto, SunTrust Bank, as the documentation agent, Bank of America, N.A., Barclays Bank PLC, Branch Banking & Trust Company, HSBC Securities (USA) Inc. and PNC Bank, National Association as the co-syndication agents, the Bank of Nova Scotia, Compass Bank, Fifth Third Bank, Goldman Sachs Bank USA, Regions Bank and the Royal Bank of Scotland PLC, as the managing agents, JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, and J.P. Morgan Securities LLC, Barclays Bank PLC, HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC, as the joint lead arrangers and joint bookrunners (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2013).

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

*
The schedules of the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish, supplementally, a copy of any schedule omitted from the Merger Agreement to the SEC upon request.

E-1