Form 10-Q
period 2013-09-28
Hanesbrands Inc.
filed 2013-10-31
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2013, there were 99,109,326 shares of the registrant’s common stock outstanding.

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
Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. Risks and uncertainties that could cause actual results or events to differ materially from those anticipated include risks associated with our ability to realize the benefits anticipated from the Maidenform Brands, Inc. acquisition, as well as the other risks disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 29, 2012, under the caption “Risk Factors,” as well in the “Investors” section of our corporate website, www.Hanes.com/investors.
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

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. To receive copies of public records not posted to the SEC’s web site at prescribed rates, you may complete an online form at www.sec.gov, send a fax to (202) 772-9337 or submit a written request to the SEC, Office of FOIA/PA Operations, 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information.
We make available free of charge at www.Hanes.com/investors (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. By referring to our corporate website, www.Hanes.com/corporate, or any of our other websites, we do not incorporate any such website or its contents into this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$1,197,346	$1,218,681	$3,342,012	$3,372,465
Cost of sales	775,666	818,751	2,157,551	2,350,489
Gross profit	421,680	399,930	1,184,461	1,021,976
Selling, general and administrative expenses	244,782	243,422	740,973	734,872
Operating profit	176,898	156,508	443,488	287,104
Other expenses	795	3,373	2,010	4,829
Interest expense, net	25,002	32,897	75,846	106,503
Income from continuing operations before income tax expense	151,101	120,238	365,632	175,772
Income tax expense	25,838	9,055	67,404	21,544
Income from continuing operations	125,263	111,183	298,228	154,228
Loss from discontinued operations, net of tax	—	(1,291)	—	(69,935)
Net income	$125,263	$109,892	$298,228	$84,293

Earnings per share — basic:
Continuing operations	$1.25	$1.13	$2.99	$1.56
Discontinued operations	—	(0.01)	—	(0.71)
Net income	$1.25	$1.11	$2.99	$0.85

Earnings per share — diluted:
Continuing operations	$1.23	$1.11	$2.93	$1.54
Discontinued operations	—	(0.01)	—	(0.70)
Net income	$1.23	$1.09	$2.93	$0.84

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$125,263	$109,892	$298,228	$84,293
Other comprehensive income (loss), net of tax of $1,342, $1,581, $5,013 and $4,357, respectively	1,062	4,881	(842)	8,196
Comprehensive income	$126,325	$114,773	$297,386	$92,489

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 28, 2013	December 29, 2012
Assets
Cash and cash equivalents	$132,320	$42,796
Trade accounts receivable, net	585,710	506,278
Inventories	1,313,971	1,253,136
Deferred tax assets	168,338	166,189
Other current assets	56,714	59,126
Total current assets	2,257,053	2,027,525

Property, net	566,776	596,158
Trademarks and other identifiable intangibles, net	111,839	120,114
Goodwill	432,979	433,300
Deferred tax assets	405,135	397,529
Other noncurrent assets	61,235	57,074
Total assets	$3,835,017	$3,631,700

Liabilities and Stockholders’ Equity
Accounts payable	$440,357	$403,644
Accrued liabilities	301,505	271,972
Notes payable	5,209	26,216
Accounts Receivable Securitization Facility	166,614	173,836
Total current liabilities	913,685	875,668
Long-term debt	1,250,000	1,317,500
Pension and postretirement benefits	404,554	446,267
Other noncurrent liabilities	114,674	105,399
Total liabilities	2,682,913	2,744,834

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 99,109,326 and 98,269,868, respectively	991	983
Additional paid-in capital	300,223	292,029
Retained earnings	1,169,345	911,467
Accumulated other comprehensive loss	(318,455)	(317,613)
Total stockholders’ equity	1,152,104	886,866
Total liabilities and stockholders’ equity	$3,835,017	$3,631,700

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Operating activities:
Net income	$298,228	$84,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of long-lived assets	67,201	70,096
Impairment of intangibles	—	37,425
Loss on disposition of business	—	31,811
Amortization of debt issuance costs	5,160	7,077
Stock compensation expense	7,742	6,722
Deferred taxes and other	541	(8,856)
Changes in assets and liabilities, net of disposition of business:
Accounts receivable	(85,145)	(122,929)
Inventories	(68,389)	230,427
Other assets	(5,626)	12,702
Accounts payable	42,718	(18,503)
Accrued liabilities and other	(5,445)	(20,860)
Net cash provided by operating activities	256,985	309,405

Investing activities:
Capital expenditures	(30,721)	(29,475)
Proceeds from sales of assets	5,896	313
Disposition of business	—	12,708
Net cash used in investing activities	(24,825)	(16,454)

Financing activities:
Borrowings on notes payable	68,333	43,251
Repayments on notes payable	(89,168)	(55,645)
Borrowings on Accounts Receivable Securitization Facility	100,731	156,817
Repayments on Accounts Receivable Securitization Facility	(107,953)	(129,775)
Borrowings on Revolving Loan Facility	2,629,000	2,177,000
Repayments on Revolving Loan Facility	(2,696,500)	(2,191,500)
Redemption of Floating Rate Senior Notes	—	(148,092)
Cash dividends paid	(39,615)	—
Proceeds from stock options exercised	5,279	4,103
Taxes paid related to net shares settlement of equity awards	(24,832)	—
Excess tax benefit from stock-based compensation	18,220	491
Other	(4,914)	(2,839)
Net cash used in financing activities	(141,419)	(146,189)
Effect of changes in foreign exchange rates on cash	(1,217)	162
Increase in cash and cash equivalents	89,524	146,924
Cash and cash equivalents at beginning of year	42,796	35,345
Cash and cash equivalents at end of period	$132,320	$182,269

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
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Basic weighted average shares outstanding	100,066	98,707	99,764	98,611
Effect of potentially dilutive securities:
Stock options	1,259	1,366	1,484	1,192
Restricted stock units	661	398	675	327
Employee stock purchase plan and other	1	1	—	1
Diluted weighted average shares outstanding	101,987	100,472	101,923	100,131

For the quarters ended September 28, 2013 and September 29, 2012, 14 and 0 restricted stock units, respectively, were excluded from the diluted earnings per share calculation, and for the nine months ended September 28, 2013 and September 29, 2012, 14 and 11 restricted stock units, respectively, were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the nine months ended September 29, 2012, options to purchase 1 share of common stock was excluded from the diluted earnings per share calculation because its effect would have been anti-dilutive.

(4)	Inventories
Inventories consisted of the following:

	September 28, 2013	December 29, 2012
Raw materials	$180,092	$167,883
Work in process	131,549	143,713
Finished goods	1,002,330	941,540
	$1,313,971	$1,253,136

(5)	Debt
Debt consisted of the following:

	Interest Rate as of September 28, 2013	Principal Amount		Maturity Date
		September 28, 2013	December 29, 2012
Revolving Loan Facility	—	$—	$67,500	July 2018
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
8% Senior Notes	8.00%	250,000	250,000	December 2016
Accounts Receivable Securitization Facility	1.24%	166,614	173,836	March 2014
		1,416,614	1,491,336
Less current maturities		166,614	173,836
		$1,250,000	$1,317,500

As of September 28, 2013, the Company had $1,091,547 of borrowing availability under the $1,100,000 revolving credit facility (the “Revolving Loan Facility”) under the senior secured credit facility after taking into account outstanding borrowings and $8,453 of standby and trade letters of credit issued and outstanding under this facility.

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
As of September 28, 2013, the Company was in compliance with all financial covenants under its credit facilities.

(6)	Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Foreign Exchange Contracts	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 29, 2012	$(8,340)	$853	$(512,558)	$202,432	$(317,613)
Amounts reclassified from accumulated other comprehensive loss	—	(13)	11,561	(4,532)	7,016
Current-period other comprehensive income (loss) activity	(8,488)	1,111	—	(481)	(7,858)
Balance at September 28, 2013	$(16,828)	$1,951	$(500,997)	$197,419	$(318,455)
The Company had the following reclassifications out of Accumulated other comprehensive loss:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Quarter Ended		Nine Months Ended
		September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Gain (loss) on foreign exchange contracts	Cost of sales	$8	$41	$13	$(1)
	Income tax	(3)	(16)	(5)	1
	Net of tax	$5	$25	$8	$—

Amortization of loss on interest rate hedge	Interest expense, net	$—	$(1,004)	$—	$(3,164)
	Income tax	—	400	—	1,262
	Net of tax	$—	$(604)	$—	$(1,902)

Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	$(3,852)	$(3,989)	$(11,561)	$(11,967)
	Income tax	1,512	1,590	4,537	4,770
	Net of tax	$(2,340)	$(2,399)	$(7,024)	$(7,197)

Total reclassifications		$(2,335)	$(2,978)	$(7,016)	$(9,099)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(7)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of September 28, 2013, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio was $81,337 and $8,414 respectively, primarily consisting of contracts hedging exposures to the Mexican peso, Canadian dollar, Australian dollar, Brazilian real and Japanese yen.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		September 28, 2013	December 29, 2012
Hedges	Other current assets	$401	$708
Non-hedges	Other current assets	694	380
Total derivative assets		$1,095	$1,088

Hedges	Accrued liabilities	$(218)	$(184)
Non-hedges	Accrued liabilities	(216)	(84)
Total derivative liabilities		$(434)	$(268)

Net derivative asset		$661	$820
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
The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated other comprehensive loss of approximately $1,247.
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
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and Accumulated other comprehensive loss is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion)
	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Foreign exchange contracts	$(513)	$(985)	$1,111	$(1,250)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Interest rate contracts	Interest expense, net	$—	$(1,004)	$—	$(3,164)
Foreign exchange contracts	Cost of sales	8	41	13	(1)
Total		$8	$(963)	$13	$(3,165)
Derivative Contracts Not Designated As Hedges
The Company uses foreign exchange derivative contracts as economic hedges against the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities.
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Loss Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Quarter Ended		Nine Months Ended
		September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Foreign exchange contracts	Selling, general and administrative expenses	$(502)	$(1,891)	$61	$(3,952)

(8)	Fair Value of Assets and Liabilities
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
As of September 28, 2013, the Company held certain financial assets and liabilities related to foreign exchange derivative contracts that are required to be measured at fair value on a recurring basis. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.
There were no changes during the quarter ended September 28, 2013 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended September 28, 2013. As of and during the quarter and nine months ended September 28, 2013, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Assets (Liabilities) at Fair Value as of September 28, 2013
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$1,095	$—
Foreign exchange derivative contracts	—	(434)	—
Total	$—	$661	$—

	Assets (Liabilities) at Fair Value as of December 29, 2012
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$1,088	$—
Foreign exchange derivative contracts	—	(268)	—
Total	$—	$820	$—

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of September 28, 2013 and December 29, 2012. The carrying amount of trade accounts receivable includes allowance for doubtful accounts, chargebacks and other deductions of $14,591 and $14,940 as of September 28, 2013 and December 29, 2012, respectively. The fair value of debt, which is classified as a Level 2 liability, was $1,508,864 and $1,609,114 as of September 28, 2013 and December 29, 2012 and had a carrying value of $1,416,614 and $1,491,336, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of September 28, 2013 and December 29, 2012, primarily due to the short-term nature of these instruments.

(9)	Income Taxes
The Company’s effective income tax rate was 17% and 18% for the quarter and nine months ended September 28, 2013, and 8% and 12% for the quarter and nine months ended September 29, 2012, respectively. The higher effective income tax rate for the quarter and nine months ended September 28, 2013 compared to the quarter and nine months ended September 29, 2012 was primarily attributable to a higher proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries.
The nine months ended September 28, 2013 included net discrete tax benefits of approximately $20,000, which included an income tax benefit of approximately $6,000 recorded in the first quarter of 2013 related to the retroactive application of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013, approximately $4,000 of tax benefits recorded in the second quarter of 2013 related to the realization of unrecognized tax benefits resulting from the lapsing of statutes of limitations in certain foreign jurisdictions, and approximately $10,000 of tax benefits recorded in the third quarter of 2013 related primarily to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations.
The nine months ended September 29, 2012 included net discrete tax benefits of approximately $13,000, recorded in the third quarter of 2012, which included an income tax benefit of approximately $9,000 related to the realization of unrecognized tax benefits resulting from the expiration of domestic statutes of limitations and an income tax benefit of approximately $4,000 related to an increase in research and development tax credits.

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

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to these businesses and that will be eliminated from ongoing operations. The key components from discontinued operations related to the European and domestic imagewear businesses were as follows:

	Quarter Ended	Nine Months Ended
	September 29, 2012	September 29, 2012
Net sales	$14,915	$88,769
Cost of sales	16,512	116,174
Gross profit loss	(1,597)	(27,405)
Selling, general and administrative expenses	293	7,005
Impairment of intangibles	(172)	37,425
Operating loss	(1,718)	(71,835)
Interest expense, net	—	4
Loss on disposal of business	195	31,811
Loss from discontinued operations before income tax benefit	(1,913)	(103,650)
Income tax benefit	(622)	(33,715)
Loss from discontinued operations, net of tax	$(1,291)	$(69,935)

(11)	Business Segment Information
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

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales:
Innerwear	$560,127	$574,278	$1,744,471	$1,748,256
Activewear	405,091	413,033	966,508	981,021
Direct to Consumer	100,003	99,111	272,719	278,396
International	132,125	132,259	358,314	364,792
Total net sales	$1,197,346	$1,218,681	$3,342,012	$3,372,465

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Segment operating profit:
Innerwear	$99,887	$100,069	$342,331	$277,737
Activewear	68,591	49,327	127,020	32,710
Direct to Consumer	16,245	12,573	25,441	18,781
International	16,648	17,739	31,662	34,525
Total segment operating profit	201,371	179,708	526,454	363,753
Items not included in segment operating profit:
General corporate expenses	(21,143)	(19,853)	(72,968)	(66,550)
Amortization of intangibles	(3,330)	(3,347)	(9,998)	(10,099)
Total operating profit	176,898	156,508	443,488	287,104
Other expenses	(795)	(3,373)	(2,010)	(4,829)
Interest expense, net	(25,002)	(32,897)	(75,846)	(106,503)
Income from continuing operations before income tax expense	$151,101	$120,238	$365,632	$175,772

(12)	Consolidating Financial Information
In accordance with the indenture governing the Company’s $250,000 8% Senior Notes issued on December 10, 2009 and the indenture governing the Company’s $1,000,000 6.375% Senior Notes issued on November 9, 2010, as supplemented from time to time (together, the “Indentures”), certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the 8% Senior Notes and the 6.375% Senior Notes, respectively. The following presents the condensed consolidating financial information separately for:
(i) Parent Company, the issuer of the guaranteed obligations. Parent Company includes Hanesbrands Inc. and its 100% owned operating divisions which are not legal entities, and excludes its subsidiaries which are legal entities;
(ii) Guarantor subsidiaries, on a combined basis, as specified in the Indentures;
(iii) Non-guarantor subsidiaries, on a combined basis;
(iv) Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

intercompany profit in inventory, (c) eliminate the investments in the Company’s subsidiaries and (d) record consolidating entries; and
(v) The Company, on a consolidated basis.
The 8% Senior Notes and the 6.375% Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary, each of which is 100% owned, directly or indirectly, by Hanesbrands Inc. A guarantor subsidiary’s guarantee can be released in certain customary circumstances. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended September 28, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,006,219	$201,097	$621,751	$(631,721)	$1,197,346
Cost of sales	788,512	100,344	493,115	(606,305)	775,666
Gross profit	217,707	100,753	128,636	(25,416)	421,680
Selling, general and administrative expenses	184,566	34,010	27,715	(1,509)	244,782
Operating profit	33,141	66,743	100,921	(23,907)	176,898
Equity in earnings of subsidiaries	127,032	70,951	—	(197,983)	—
Other expenses	795	—	—	—	795
Interest expense, net	23,049	—	1,953	—	25,002
Income from continuing operations before income tax expense	136,329	137,694	98,968	(221,890)	151,101
Income tax expense	11,066	7,962	6,810	—	25,838
Income from continuing operations	125,263	129,732	92,158	(221,890)	125,263
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income	$125,263	$129,732	$92,158	$(221,890)	$125,263
Comprehensive income	$126,325	$129,732	$91,023	$(220,755)	$126,325

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended September 29, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,015,571	$197,538	$632,167	$(626,595)	$1,218,681
Cost of sales	824,981	99,793	494,452	(600,475)	818,751
Gross profit	190,590	97,745	137,715	(26,120)	399,930
Selling, general and administrative expenses	187,016	32,865	24,758	(1,217)	243,422
Operating profit	3,574	64,880	112,957	(24,903)	156,508
Equity in earnings of subsidiaries	135,794	78,342	—	(214,136)	—
Other expenses	3,373	—	—	—	3,373
Interest expense, net	30,214	(1)	2,687	(3)	32,897
Income from continuing operations before income tax expense (benefit)	105,781	143,223	110,270	(239,036)	120,238
Income tax expense (benefit)	(5,567)	8,926	5,696	—	9,055
Income from continuing operations	111,348	134,297	104,574	(239,036)	111,183
Income (loss) from discontinued operations, net of tax	(1,456)	—	165	—	(1,291)
Net income	$109,892	$134,297	$104,739	$(239,036)	$109,892
Comprehensive income	$114,773	$134,297	$105,962	$(240,259)	$114,773

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Comprehensive Income Nine Months Ended September 28, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$2,921,292	$502,179	$1,769,432	$(1,850,891)	$3,342,012
Cost of sales	2,286,074	242,603	1,395,191	(1,766,317)	2,157,551
Gross profit	635,218	259,576	374,241	(84,574)	1,184,461
Selling, general and administrative expenses	547,403	108,141	89,463	(4,034)	740,973
Operating profit	87,815	151,435	284,778	(80,540)	443,488
Equity in earnings of subsidiaries	314,898	198,981	—	(513,879)	—
Other expenses	2,010	—	—	—	2,010
Interest expense, net	70,958	—	4,888	—	75,846
Income from continuing operations before income tax expense	329,745	350,416	279,890	(594,419)	365,632
Income tax expense	31,517	17,091	18,796	—	67,404
Income from continuing operations	298,228	333,325	261,094	(594,419)	298,228
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income	$298,228	$333,325	$261,094	$(594,419)	$298,228
Comprehensive income	$297,386	$333,325	$253,660	$(586,985)	$297,386

	Condensed Consolidating Statement of Comprehensive Income Nine Months Ended September 29, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$2,909,716	$499,345	$1,727,880	$(1,764,476)	$3,372,465
Cost of sales	2,399,275	239,531	1,414,140	(1,702,457)	2,350,489
Gross profit	510,441	259,814	313,740	(62,019)	1,021,976
Selling, general and administrative expenses	548,650	97,836	91,767	(3,381)	734,872
Operating profit (loss)	(38,209)	161,978	221,973	(58,638)	287,104
Equity in earnings of subsidiaries	238,712	153,265	—	(391,977)	—
Other expenses	4,829	—	—	—	4,829
Interest expense, net	98,534	(8)	7,979	(2)	106,503
Income from continuing operations before income tax expense (benefit)	97,140	315,251	213,994	(450,613)	175,772
Income tax expense (benefit)	(14,646)	24,656	11,534	—	21,544
Income from continuing operations	111,786	290,595	202,460	(450,613)	154,228
Loss from discontinued operations, net of tax	(27,493)	(31,791)	(14,636)	3,985	(69,935)
Net income	$84,293	$258,804	$187,824	$(446,628)	$84,293
Comprehensive income	$92,489	$258,804	$187,116	$(445,920)	$92,489

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet September 28, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$14,056	$2,682	$115,582	$—	$132,320
Trade accounts receivable, net	48,092	54,203	485,196	(1,781)	585,710
Inventories	996,230	110,845	415,863	(208,967)	1,313,971
Deferred tax assets	164,013	1,015	3,310	—	168,338
Other current assets	27,915	10,729	18,337	(267)	56,714
Total current assets	1,250,306	179,474	1,038,288	(211,015)	2,257,053
Property, net	83,852	37,391	445,533	—	566,776
Trademarks and other identifiable intangibles, net	8,718	88,161	14,960	—	111,839
Goodwill	232,882	124,247	75,850	—	432,979
Investments in subsidiaries	2,555,730	1,453,875	—	(4,009,605)	—
Deferred tax assets	233,926	154,325	16,884	—	405,135
Receivables from related entities	4,322,565	3,442,323	2,055,671	(9,820,559)	—
Other noncurrent assets	59,290	316	1,629	—	61,235
Total assets	$8,747,269	$5,480,112	$3,648,815	$(14,041,179)	$3,835,017

Liabilities and Stockholders’ Equity
Accounts payable	$258,338	$12,179	$169,840	$—	$440,357
Accrued liabilities	171,848	53,482	76,305	(130)	301,505
Notes payable	—	—	5,209	—	5,209
Accounts Receivable Securitization Facility	—	—	166,614	—	166,614
Total current liabilities	430,186	65,661	417,968	(130)	913,685
Long-term debt	1,250,000	—	—	—	1,250,000
Pension and postretirement benefits	393,272	—	11,282	—	404,554
Payables to related entities	5,429,729	2,686,892	1,438,538	(9,555,159)	—
Other noncurrent liabilities	91,978	11,130	11,566	—	114,674
Total liabilities	7,595,165	2,763,683	1,879,354	(9,555,289)	2,682,913
Stockholders’ equity	1,152,104	2,716,429	1,769,461	(4,485,890)	1,152,104
Total liabilities and stockholders’ equity	$8,747,269	$5,480,112	$3,648,815	$(14,041,179)	$3,835,017

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows Nine Months Ended September 28, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by operating activities	$423,624	$177,525	$169,730	$(513,894)	$256,985
Investing activities:
Capital expenditures	(13,106)	(3,601)	(14,014)	—	(30,721)
Proceeds from sales of assets	3,402	26	2,468	—	5,896
Net cash used in investing activities	(9,704)	(3,575)	(11,546)	—	(24,825)
Financing activities:
Borrowings on notes payable	—	—	68,333	—	68,333
Repayments on notes payable	—	—	(89,168)	—	(89,168)
Borrowings on Accounts Receivable Securitization Facility	—	—	100,731	—	100,731
Repayments on Accounts Receivable Securitization Facility	—	—	(107,953)	—	(107,953)
Borrowings on Revolving Loan Facility	2,629,000	—	—	—	2,629,000
Repayments on Revolving Loan Facility	(2,696,500)	—	—	—	(2,696,500)
Cash dividends paid	(39,615)	—	—	—	(39,615)
Proceeds from stock options exercised	5,279	—	—	—	5,279
Taxes paid related to net shares settlement of equity awards	(24,832)	—	—	—	(24,832)
Excess tax benefit from stock-based compensation	18,220	—	—	—	18,220
Other	(4,602)	—	(309)	(3)	(4,914)
Net transactions with related entities	(292,431)	(173,187)	(48,279)	513,897	—
Net cash used in financing activities	(405,481)	(173,187)	(76,645)	513,894	(141,419)
Effect of changes in foreign exchange rates on cash	—	—	(1,217)	—	(1,217)
Increase in cash and cash equivalents	8,439	763	80,322	—	89,524
Cash and cash equivalents at beginning of year	5,617	1,919	35,260	—	42,796
Cash and cash equivalents at end of period	$14,056	$2,682	$115,582	$—	$132,320

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows Nine Months Ended September 29, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by operating activities	$531,201	$116,698	$53,477	$(391,971)	$309,405
Investing activities:
Capital expenditures	(6,177)	(5,163)	(18,135)	—	(29,475)
Proceeds from sales of assets	70	16	227	—	313
Disposition of business	—	—	12,708	—	12,708
Net cash used in investing activities	(6,107)	(5,147)	(5,200)	—	(16,454)
Financing activities:
Borrowings on notes payable	—	—	43,251	—	43,251
Repayments on notes payable	—	—	(55,645)	—	(55,645)
Borrowings on Accounts Receivable Securitization Facility	—	—	156,817	—	156,817
Repayments on Accounts Receivable Securitization Facility	—	—	(129,775)	—	(129,775)
Borrowings on Revolving Loan Facility	2,177,000	—	—	—	2,177,000
Repayments on Revolving Loan Facility	(2,191,500)	—	—	—	(2,191,500)
Redemption of Floating Rate Senior Notes	(148,092)	—	—	—	(148,092)
Proceeds from stock options exercised	4,103	—	—	—	4,103
Excess tax benefit from stock-based compensation	491	—	—	—	491
Other	(2,542)	—	(297)	—	(2,839)
Dividends paid to related entities	—	(4,623)	(4,867)	9,490	—
Net transactions with related entities	(280,859)	(106,625)	5,003	382,481	—
Net cash provided by (used in) financing activities	(441,399)	(111,248)	14,487	391,971	(146,189)
Effect of changes in foreign exchange rates on cash	1	—	161	—	162
Increase in cash and cash equivalents	83,696	303	62,925	—	146,924
Cash and cash equivalents at beginning of year	8,330	2,726	24,289	—	35,345
Cash and cash equivalents at end of period	$92,026	$3,029	$87,214	$—	$182,269

(13)	Subsequent Events
Maidenform Brands Acquisition
On July 24, 2013, the Company announced that it entered into a definitive agreement to acquire Maidenform Brands, Inc. (“Maidenform”), a global intimate apparel company. Maidenform is a leading seller of bras, shapewear and panties under brands such as Maidenform, Flexees, Lilyette, Self Expressions and Sweet Nothings, as well as Donna Karan and DKNY intimate apparel under license. The Company closed on the acquisition of Maidenform on October 7, 2013 in an all-cash transaction valued at approximately $583,000. Under the terms of the agreement, Maidenform stockholders received $23.50 in cash for each share of Maidenform common stock. The Company funded the Maidenform acquisition with cash on hand and short-term borrowings under its Revolving Loan Facility, which the Company plans to retire through free cash flow. The acquisition is expected to create growth and cost savings opportunities and increased scale to serve retailers.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

As a result of the acquisition of Maidenform, beginning fourth quarter of 2013, the Company’s consolidated results of operations will include the results of Maidenform. Results of Maidenform are not included in the Company’s consolidated results of operations for the third quarter or nine months ended September 28, 2013. The Company has not completed a detailed valuation analysis necessary to determine the fair market values of the Maidenform assets acquired and liabilities assumed or any related income tax effects. The Company expects to finalize the acquisition accounting related to the transaction during the fourth quarter of 2013.
Dividends
As part of the Company’s cash deployment strategy, in October 2013 the Company’s Board of Directors authorized a regular quarterly dividend of $0.20 per share to be paid December 3, 2013 to stockholders of record at the close of business on November 8, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 29, 2012, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to the risks associated with our ability to realize the benefits anticipated from the Maidenform Brands, Inc. (“Maidenform”) acquisition, as well as the risks included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 29, 2012.
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

Highlights from the Third Quarter and Nine Months Ended September 28, 2013
Key financial highlights during the quarter are as follows:

•
Total net sales in the third quarter of 2013 were $1.20 billion, compared with $1.22 billion in the same quarter of 2012, representing a 2% decrease. Total net sales in the nine months of 2013 were $3.34 billion, compared to $3.37 billion in the same period of 2012.

•
Operating profit was $177 million in the third quarter of 2013, compared with $157 million in the same quarter of 2012. As a percentage of sales, operating profit was 14.8% in the third quarter of 2013 compared to 12.8% in the same quarter of 2012. All four of our business segments earned double-digit operating margins in the third quarter of 2013. Operating profit was $443 million in the nine months of 2013, compared with $287 million in the same period of 2012. As a percentage of sales, operating profit was 13.3% in the nine months of 2013 compared to 8.5% in the same period of 2012.

•
Diluted earnings per share was $1.23 in the third quarter of 2013, compared with diluted earnings per share from continuing operations of $1.11 in the same quarter of 2012. Diluted earnings per share was $2.93 in the nine months of 2013, compared with diluted earnings per share from continuing operations of $1.54 the same period of 2012.

•
On July 24, 2013, we announced that we entered into a definitive agreement to acquire Maidenform Brands, Inc., a global intimate apparel company. Maidenform is a leading seller of bras, shapewear and panties under brands such as Maidenform, Flexees, Lilyette, Self Expressions and Sweet Nothings, as well as Donna Karan and DKNY intimate apparel under license. We closed on the acquisition of Maidenform on October 7, 2013 in an all cash transaction valued at approximately $583 million. Under the terms of the agreement, Maidenform stockholders received $23.50 in cash for each share of Maidenform common stock. We funded the Maidenform acquisition with cash on hand and short-term borrowings under our Revolving Loan Facility, which we plan to retire through free cash flow. The acquisition is expected to create growth and cost savings opportunities and increased scale to serve retailers. Results of

Maidenform are not included in our consolidated results of operations for the third quarter or nine months ended September 28, 2013. We expect to finalize the acquisition accounting related to the transaction during the fourth quarter of 2013.

•	As part of our cash deployment strategy, in September 2013 we paid a quarterly dividend of $0.20 per share.
Outlook
We expect net sales of slightly more than $4.6 billion in 2013, including approximately $120 million in the fourth quarter from Maidenform. This guidance assumes flat sales in the fourth quarter excluding the sales contributions by Maidenform. We are taking a conservative view on sales in the fourth quarter considering the soft retail environment and cautious outlook for the year-end holiday season many retailers are taking. We expect to invest approximately $18 million in incremental media spending in the fourth quarter.
We expect to incur acquisition- and integration-related expenses of $120 million to $140 million associated with Maidenform acquisition, with $50 million to $60 million of the charges occurring in the fourth quarter of 2013 and the remainder in 2014. Approximately half of the total charges will be noncash.
We continue to expect to retire all $250 million of our remaining of 8 percent senior notes due 2016 in the fourth quarter of 2013, while also increasing borrowings on our Revolving Credit Facility due to the purchase of Maidenform.
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

Condensed Consolidated Results of Operations — Third Quarter Ended September 28, 2013 Compared with Third Quarter Ended September 29, 2012

	Quarter Ended
	September 28, 2013	September 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,197,346	$1,218,681	$(21,335)	(1.8)%
Cost of sales	775,666	818,751	(43,085)	(5.3)
Gross profit	421,680	399,930	21,750	5.4
Selling, general and administrative expenses	244,782	243,422	1,360	0.6
Operating profit	176,898	156,508	20,390	13.0
Other expenses	795	3,373	(2,578)	(76.4)
Interest expense, net	25,002	32,897	(7,895)	(24.0)
Income from continuing operations before income tax expense	151,101	120,238	30,863	25.7
Income tax expense	25,838	9,055	16,783	185.3
Income from continuing operations	125,263	111,183	14,080	12.7
Loss from discontinued operations, net of tax	—	(1,291)	1,291	NM
Net income	$125,263	$109,892	$15,371	14.0%
Net Sales
Net sales decreased 2% during the third quarter as a result of a general retail weakness in the back-to-school selling period. Our Innovate-to-Elevate strategy, which combines brand, supply chain and product innovation initiatives, helped drive core-product and new-product success, including share gains in the quarter. Excluding the impact of unfavorable foreign currency exchange rates, net sales decreased less than 1%.
Innerwear segment net sales decreased (3%) during the quarter primarily resulting from lower sales across most of the segment’s categories with the exception of bras and socks. Net sales were higher for Hanes socks, Bali bras and panties, Polo underwear, and Hanes, Playtex and Just My Size bras.
Activewear net sales declined (2%) primarily due to lower net sales in our retail activewear category and the planned reduction of commodity-oriented branded printwear sales to the screen-print industry.
International segment net sales were approximately flat compared to the third quarter of 2012. Excluding the unfavorable impact of foreign exchange rates, International segment net sales were 10% higher. Direct to Consumer segment net sales were higher (1%).
Gross Profit
Our gross margin increased 240 basis points in the third quarter of 2013 with improvements in nearly every segment. Our Innovate-to-Elevate strategy continues to help drive profitable results as we combine our brand and supply chain strengths with product innovation. Our Innovate-to-Elevate strategy leverages our strong brands and drives a higher price per unit for our entire product portfolio with innovative platforms such as Hanes X-Temp underwear and socks, Comfort Blend underwear and Smart Sizes bras. Our supply chain allows us to leverage our scale to lower our cost per unit and improve margins.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses was 20.4% in the third quarter of 2013 compared to 20.0% in the third quarter of 2012. The higher selling, general and administrative expenses were primarily attributable to our planned higher media spending of $8 million, partially offset by lower distribution costs and lower general and administrative expenses.
Other Highlights
Interest Expense - lower by $8 million in the third quarter of 2013 compared to the third quarter of 2012 primarily due to lower outstanding debt balances and a lower weighted average interest rate. Our weighted average interest rate on our outstanding debt was 5.33% during the third quarter of 2013, compared to 5.76% in the third quarter of 2012.

Income Tax Expense – our effective income tax rate was 17% and 8% for the third quarter of 2013 and the third quarter of 2012, respectively. The higher effective income tax rate was primarily attributable to a higher proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries. The third quarter of 2013 included $10 million of discrete net tax benefits related primarily to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations. The third quarter of 2012 included discrete net tax benefits of approximately $13 million, which consisted of an income tax benefit of approximately $9 million related to the realization of unrecognized tax benefits resulting from the expiration of domestic statutes of limitations and an income tax benefit of approximately $4 million related to an increase in research and development tax credits.
Operating Results by Business Segment — Third Quarter Ended September 28, 2013 Compared with Third Quarter Ended September 29, 2012

	Net Sales		Operating Profit
	Quarter Ended		Quarter Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(dollars in thousands)
Innerwear	$560,127	$574,278	$99,887	$100,069
Activewear	405,091	413,033	68,591	49,327
Direct to Consumer	100,003	99,111	16,245	12,573
International	132,125	132,259	16,648	17,739
Corporate	—	—	(24,473)	(23,200)
Total	$1,197,346	$1,218,681	$176,898	$156,508
Innerwear

	Quarter Ended
	September 28, 2013	September 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$560,127	$574,278	$(14,151)	(2.5)%
Segment operating profit	99,887	100,069	(182)	(0.2)
A general retail weakness in the back-to-school selling period led to lower sales across most of the segment’s categories. The soft retail environment resulted in lower sales volume which was partially offset by a higher price per unit as a result of the success of our Innovate-to-Elevate strategy. Net sales were higher for Hanes socks, Bali bras and panties, Polo underwear, and Hanes, Playtex and Just My Size bras.
Innerwear segment operating margin improved 40 basis points to 17.8% in the third quarter of 2013 which resulted from benefits from our Innovate-to-Elevate strategy that is increasing our price per unit with margin accretive product innovations and reducing our cost per unit through supply chain efficiencies and lower input costs. The operating margin was also impacted by planned higher media spending and lower sales volume.
Activewear

	Quarter Ended
	September 28, 2013	September 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$405,091	$413,033	$(7,942)	(1.9)%
Segment operating profit	68,591	49,327	19,264	39.1
The lower net sales of Activewear is primarily attributable to lower sales volume and the planned reduction of commodity-oriented branded printwear sales to the screen-print industry, partially offset by a higher price per unit as a result of the success of our Innovate-to-Elevate strategy.
Activewear segment operating margin improved by 500 basis points to 16.9% in the quarter. This significant improvement was driven by our Innovate-to-Elevate strategy which is increasing our price per unit with margin accretive product innovations and reducing our cost per unit through supply chain efficiencies and lower input costs. The margin improvement was also impacted by the planned reduction of lower margin commodity-oriented branded printwear sales.

Direct to Consumer

	Quarter Ended
	September 28, 2013	September 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$100,003	$99,111	$892	0.9%
Segment operating profit	16,245	12,573	3,672	29.2
Direct to Consumer segment net sales were higher due to higher net sales related to our Internet operations and higher net sales in our outlet stores. Comparable store sales were 5% higher in the third quarter of 2013 compared to the same period of 2012.
Direct to Consumer segment operating margin improved 350 basis points to 16.2% which was primarily attributable to an adjustment in store pricing strategy.
International

	Quarter Ended
	September 28, 2013	September 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$132,125	$132,259	$(134)	(0.1)%
Segment operating profit	16,648	17,739	(1,091)	(6.2)
Sales in the International segment were lower primarily due to the unfavorable impact of foreign exchange rates. Excluding the unfavorable impact of foreign exchange rates, International segment net sales were 10% higher, primarily due to high net sales in Canada and Australia.
International segment operating margin declined 80 basis points to 12.6% primarily due to unfavorable impact related to foreign currency exchange rates, higher product costs and an unfavorable product sales mix due to a shift towards lower margin products in certain countries, partially offset by higher sales volume. The International segment’s operating margin was positively impacted by savings from progress made from our regionalization strategy which integrates certain international businesses into our U.S. infrastructure in order to eliminate duplicate support functions.
General Corporate Expenses
General corporate expenses were higher in the third quarter of 2013 compared to the third quarter of 2012 primarily due to costs incurred implementing our regionalization strategy.

Condensed Consolidated Results of Operations — Nine Months Ended September 28, 2013 Compared with Nine Months Ended September 29, 2012

	Nine Months Ended
	September 28, 2013	September 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$3,342,012	$3,372,465	$(30,453)	(0.9)%
Cost of sales	2,157,551	2,350,489	(192,938)	(8.2)
Gross profit	1,184,461	1,021,976	162,485	15.9
Selling, general and administrative expenses	740,973	734,872	6,101	0.8
Operating profit	443,488	287,104	156,384	54.5
Other expenses	2,010	4,829	(2,819)	(58.4)
Interest expense, net	75,846	106,503	(30,657)	(28.8)
Income from continuing operations before income tax expense	365,632	175,772	189,860	108.0
Income tax expense	67,404	21,544	45,860	212.9
Income from continuing operations	298,228	154,228	144,000	93.4
Loss from discontinued operations, net of tax	—	(69,935)	69,935	NM
Net income	$298,228	$84,293	$213,935	253.8%
Net Sales
Net sales were lower (< 1%), in the nine months of 2013 compared to the same period of 2012 as a result of a general retail weakness in the back-to-school selling period. Our Innovate-to-Elevate strategy helped drive core-product and new-product success, including share gains in 2013.
Innerwear segment net sales were flat compared to the nine months of 2012. Stronger net sales in our men’s underwear and socks product categories were offset by lower net sales in our intimate apparel and kids’ underwear product categories.
Activewear net sales declined (2%) primarily due to the planned reduction of commodity-oriented branded printwear sales, partially offset by higher net sales in our retail activewear category and Gear for Sports licensed apparel.
International segment net sales were 2% lower compared to the third quarter of 2012 primarily due to foreign currency. Excluding the unfavorable impact of foreign exchange rates, International segment net sales were 6% higher. Direct to Consumer segment net sales were lower (2%) primarily due to the closure of certain lower profitable stores, partially offset by higher comparable store sales.
Gross Profit
Our gross margin increased 510 basis points to 35.4% in the nine months of 2013 with improvements in nearly every segment. Our Innovate-to-Elevate strategy continues to help drive profitable results as we combine our brand and supply chain strengths with product innovation. Our Innovate-to-Elevate strategy leverages our strong brands and drives a higher price per unit for our entire product portfolio with innovative platforms such as Hanes X-Temp underwear and socks, Comfort Blend underwear and Smart Sizes bras. Our supply chain allows us to leverage our scale to lower our cost per unit and improve margins.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 22.2% in the nine months of 2013 compared to 21.8% in the same period of 2012. The higher selling, general and administrative expenses were primarily attributable to planned higher media spending, partially offset by lower distribution costs and lower general and administrative expenses.
Other Highlights
Interest Expense – lower by $31 million in the nine months of 2013 compared to the same period of 2012 primarily due to lower outstanding debt balances and a lower weighted average interest rate. Our weighted average interest rate on our outstanding debt was 5.36% during the nine months of 2013 compared to 5.74% in the same period of 2012.

Income Tax Expense – our effective income tax rate was 18% and 12% for the nine months of 2013 and 2012, respectively. The higher effective income tax rate was primarily attributable to a higher proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries.
The nine months ended September 28, 2013 included net discrete tax benefits of approximately $20 million, which included approximately $14 million of tax benefits related primarily to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations and an income tax benefit of approximately $6 million related to the retroactive application of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.
The nine months ended September 29, 2012 included net discrete tax benefits of approximately $13 million which included an income tax benefit of approximately $9 million related to the realization of unrecognized tax benefits resulting from the expiration of domestic statutes of limitations and an income tax benefit of approximately $4 million related to an increase in research and development tax credits.
Operating Results by Business Segment — Nine Months Ended September 28, 2013 Compared with Nine Months Ended September 29, 2012

	Net Sales		Operating Profit
	Nine Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(dollars in thousands)
Innerwear	$1,744,471	$1,748,256	$342,331	$277,737
Activewear	966,508	981,021	127,020	32,710
Direct to Consumer	272,719	278,396	25,441	18,781
International	358,314	364,792	31,662	34,525
Corporate	—	—	(82,966)	(76,649)
Total net sales	$3,342,012	$3,372,465	$443,488	$287,104
Innerwear

	Nine Months Ended
	September 28, 2013	September 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,744,471	$1,748,256	$(3,785)	(0.2)%
Segment operating profit	342,331	277,737	64,594	23.3
Innerwear segment net sales were flat compared to the nine months of 2012. A general retail weakness in the back-to-school selling period led to lower sales volume which was offset by a higher price per unit as a result of the success of our Innovate-to-Elevate strategy.
Innerwear segment operating margin improved 370 basis points to 19.6% in the nine months of 2013 which resulted from benefits from our Innovate-to-Elevate strategy that is increasing our price per unit with margin accretive product innovations and reducing our cost per unit through supply chain efficiencies and lower input costs. The operating margin was also impacted by higher planned media spending.

Activewear

	Nine Months Ended
	September 28, 2013	September 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$966,508	$981,021	$(14,513)	(1.5)%
Segment operating profit	127,020	32,710	94,310	288.3
Activewear net sales declined (2%) primarily due to the planned reduction of commodity-oriented branded printwear sales, partially offset by higher net sales in our retail activewear category and Gear for Sports licensed apparel as a result of a higher price per unit as a result of the success of our Innovate-to-Elevate strategy.
Activewear segment operating margin improved by 980 basis points to 13.1% in the nine months of 2013. This significant improvement was primarily driven by our Innovate-to-Elevate strategy which is increasing our price per unit with margin accretive product innovations and reducing our cost per unit through supply chain efficiencies and lower input costs. The margin improvement was also impacted by the planned reduction of lower margin commodity-oriented branded printwear sales.
Direct to Consumer

	Nine Months Ended
	September 28, 2013	September 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$272,719	$278,396	$(5,677)	(2.0)%
Segment operating profit	25,441	18,781	6,660	35.5
Direct to Consumer segment net sales were lower due to lower net sales in our outlet stores resulting from the closure of certain lower profitable stores, partially offset by higher comparable store sales of 1%.
Direct to Consumer segment operating margin improved 260 basis points to 9.3% which was primarily attributable to lower product costs and an adjustment in store pricing strategy, partially offset by lower sales volume.
International

	Nine Months Ended
	September 28, 2013	September 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$358,314	$364,792	$(6,478)	(1.8)%
Segment operating profit	31,662	34,525	(2,863)	(8.3)
Overall net sales in the International segment were lower primarily due to the unfavorable impact of foreign exchange rates. Excluding the unfavorable impact of foreign exchange rates, International segment net sales were higher by 6%, primarily due to higher net sales in Canada, Australia and Asia.
International segment operating margin declined 70 basis points to 8.8% primarily due to the unfavorable impact related to foreign currency exchange rates and an unfavorable product sales mix due to a shift towards lower margin products in certain countries. The International segment’s operating margin was positively impacted by savings from progress made from our regionalization strategy which integrates certain international businesses into our U.S. infrastructure in order to eliminate duplicate support functions.
General Corporate Expenses
General corporate expenses were higher in the nine months of 2013 compared to the same period of 2012 primarily due to costs incurred implementing our regionalization strategy.

Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
Our primary sources of liquidity are cash generated by operations and availability under the $1.1 billion revolving credit facility (the “Revolving Loan Facility”) under the senior secured credit facility (the “Senior Secured Credit Facility”), the accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) and our international loan facilities.
At September 28, 2013, we had $1.1 billion of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $136 million of borrowing availability under our international loan facilities, $132 million in cash and cash equivalents and no borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year. In the fourth quarter of 2013, we expect to complete our planned debt reduction with the redemption of the remaining $250 million of 8% Senior Notes. We expect our cash deployment strategy in the future will include a mix of dividends, bolt-on acquisitions and share repurchases. For example, as part of our cash deployment strategy, in April 2013 our Board of Directors authorized a regular quarterly dividend. Our first dividend of $0.20 per share was paid June 3, 2013, our second quarterly dividend was paid on September 3, 2013 and our third quarterly dividend was authorized by our Board of Directors in October 2013 to be paid in December 2013. In addition, as discussed above under “Highlights for the Third Quarter and Nine Months Ended September 28, 2013,” on July 24, 2013 we entered into a definitive agreement to acquire Maidenform, which closed on October 7, 2013. We funded the Maidenform acquisition with cash on hand and short-term borrowings under our Revolving Loan Facility, which we plan to retire through free cash flow.
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
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the nine months ended September 28, 2013 and September 29, 2012 was derived from our condensed consolidated financial statements.

	Nine Months Ended
	September 28, 2013	September 29, 2012
	(dollars in thousands)
Operating activities	$256,985	$309,405
Investing activities	(24,825)	(16,454)
Financing activities	(141,419)	(146,189)
Effect of changes in foreign currency exchange rates on cash	(1,217)	162
Increase in cash and cash equivalents	89,524	146,924
Cash and cash equivalents at beginning of year	42,796	35,345
Cash and cash equivalents at end of period	$132,320	$182,269

The lower net cash from operating activities is primarily attributable to changes in working capital, primarily inventory compared to prior year, partially offset by higher net income. Inventory decreased 2% compared to September 29, 2012, which was the result of lower input costs and lower units from our continued focus on inventory management.
The higher net cash used in investing activities resulted from proceeds from the sale of the European imagewear business in 2012, partially offset by lower net capital expenditures. The lower net cash used in financing activities resulted from the redemption of our Floating Rate Senior Notes in 2012, partially offset by higher net repayments on our loan facilities and cash dividends paid during 2013 of $40 million.
Financing Arrangements
In July 2013, we amended the Revolving Loan Facility to increase the borrowing limit from $600 million to $1.1 billion, decrease borrowing costs by 25 basis points and extend the maturity date to (i) July 2018 or (ii) September 2016 if our 8% Senior Notes have not been refinanced or repaid or the maturity date thereof has not otherwise been extended beyond July 2018 by September 2016.
In March 2013, we amended the Accounts Receivable Securitization Facility. This amendment decreased certain fee rates and extended the termination date to March 2014.
As of September 28, 2013, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012 or other SEC filings could cause noncompliance.
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
The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. The following risk factor includes an update to a previously disclosed risk factor. There are no additional material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.
Businesses that we may acquire may fail to perform to expectations, and we may be unable to successfully integrate acquired businesses with our existing business.
From time to time, we may evaluate potential acquisition opportunities to support and strengthen our business. For example, on October 7, 2013, we acquired Maidenform. The acquisition and integration of businesses such as Maidenform involve a number of risks.
We may not be able to realize all or a substantial portion of the anticipated benefits of the Maidenform acquisition and other future acquisitions that we may consummate. Maidenform and other future acquired businesses may not achieve expected results of operations, including expected levels of revenues, and may require unanticipated costs and expenditures. In addition, we may not be able to maintain the levels of revenue, earnings or operating efficiency that we and Maidenform have achieved or might achieve separately. Maidenform and other acquired businesses may also subject us to liabilities that we were unable to discover in the course of our due diligence, and our rights to indemnification from the sellers of such other businesses, even if obtained, may not be sufficient to offset the relevant liabilities. In addition, the integration of Maidenform and other newly acquired businesses may be expensive and time-consuming and may not be entirely successful. Integration of the acquired businesses may also place additional pressures on our systems of internal control over financial reporting. The process of integrating the operations of Maidenform or those of any other future acquisition could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. If we are unable to successfully integrate Maidenform and other newly acquired businesses or if Maidenform or other acquired businesses fail to produce targeted results, it could have an adverse effect on our results of operations or financial condition.

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
Date: October 31, 2013

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

4.1	Fifth Supplemental Indenture (to the 2008 Indenture) dated July 1, 2013 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company.

4.2	Sixth Supplemental Indenture (to the 2008 Indenture) dated July 1, 2013 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company.

4.3	Seventh Supplemental Indenture (to the 2008 Indenture) dated September 11, 2013 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company.

4.4	Eighth Supplemental Indenture (to the 2008 Indenture) dated September 11, 2013 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company.

4.5	Ninth Supplemental Indenture (to the 2008 Indenture) dated October 8, 2013 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company.

4.6	Tenth Supplemental Indenture (to the 2008 Indenture) dated October 8, 2013 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company.

10.1
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

E-1