Form 10-K
period 2013-12-28
Hanesbrands Inc.
filed 2014-02-06
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $5,039,446,409 (based on the closing price of the common stock of $51.42 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).
As of January 31, 2014, there were 99,461,093 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2014 annual meeting of stockholders.

Trademarks, Trade Names and Service Marks
We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that may appear in this Annual Report on Form 10-K include the Hanes, Champion, C9 by Champion, Bali, Playtex, Maidenform, JMS/Just My Size, L’eggs, Flexees, barely there, Wonderbra, Gear for Sports, Lilyette, Zorba, Rinbros and Sol y Oro marks, which may be registered in the United States and other jurisdictions. We do not own any trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described under “Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”).

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. To receive copies of public records not posted to the SEC’s website at prescribed rates, you may complete an online form at www.sec.gov, send a fax to (202) 772-9337 or submit a written request to the SEC, Office of FOIA/PA Operations, 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information.
We make available copies of materials we file with, or furnish to, the SEC free of charge at www.Hanes.com/investors (in the “Investors” section). By referring to our corporate website, www.Hanes.com/corporate, or any of our other websites, we do not incorporate any such website or its contents into this Annual Report on Form 10-K.

PART I

Item 1.	Business
Company Overview
Hanesbrands Inc., a Maryland corporation (collectively with its subsidiaries, “Hanesbrands,” “we,” “us,” “our” or the “Company”), is a socially responsible manufacturer and marketer of leading everyday basic apparel under some of the world’s strongest apparel brands. Our innerwear and activewear apparel brands include Hanes, Champion, Bali, Playtex, Maidenform, JMS/Just My Size, L’eggs, Flexees, barely there, Wonderbra, Gear for Sports and Lilyette. In addition, our international brands include Zorba, Rinbros, Sol y Oro, Track N Field and Ritmo.
We sell bras, panties, shapewear, sheer hosiery, men’s underwear, children’s underwear, socks, T-shirts and other activewear in the United States, Canada, Mexico and other leading markets in the Americas, Asia, Australia and Europe. In the United States, we sell more units of intimate apparel, male underwear, socks, shapewear and T-shirts than any other company. Unlike most apparel companies, Hanesbrands primarily operates its own manufacturing facilities. More than 90 percent of the apparel units that we sell worldwide and in the United States are manufactured in our own plants or those of dedicated contractors.
We have a long history of innovation, product excellence and brand recognition. In fact, more than 80 percent of U.S. households have our products in them. We revolutionized Tagless T-shirts and underwear, we invented the sports bra, we were the first to advertise a bra on national television (Playtex), and we are now using our Innovate-to-Elevate strategy to integrate our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher valued products while lowering production costs. Our Tagless apparel platform, Smart Sizes bra platform, ComfortBlend fabric platform and temperature-control X-Temp fabric platform incorporate big-idea innovation to span brands, product categories, business segments, retailer and distribution channels and geographies.
In October 2013, we expanded our portfolio of brands through the acquisition of Maidenform Brands, Inc. (“Maidenform”), a global intimate apparel company. Maidenform is a leading seller of bras, panties and shapewear under brands such as Maidenform, Flexees, Lilyette, Self Expressions and Sweet Nothings, as well as Donna Karan and DKNY intimate apparel under license. The acquisition is expected to create growth and cost savings opportunities and increased scale to serve retailers.
We take great pride in our strong reputation for ethical business practices and the success of our Hanes for Good corporate responsibility program for community and environmental improvement. Hanesbrands is a U.S. Environmental Protection Agency Energy Star 2013 and 2012 Sustained Excellence Award winner and 2011 and 2010 Partner of the Year. The Company ranks No. 141 on Newsweek magazine’s list of Top 500 greenest U.S. companies. We have significant goals for reducing our energy use, carbon emissions and water use and publicly report our progress each year. We are also a recognized leader for our community-building, philanthropy and workplace practices. More information about our Hanes for Good corporate responsibility initiatives may be found at www.HanesForGood.com.
Founded in 1901, we were organized as a Maryland corporation in 2005 and spun off from Sara Lee Corporation in 2006, at which time we became an independent, publicly-traded corporation. Our fiscal year ends on the Saturday closest to December 31. All references to “2013,” “2012” and “2011” relate to our fiscal years ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively.
Our Brands
Our portfolio of leading brands is designed to address the needs and wants of various consumer segments across a broad range of basic apparel products. Our brands hold either the number one or number two U.S. market position by units sold in most product categories in which we compete. Each of our brands has a unique consumer positioning that distinguishes it from its competitors and guides its advertising and product development. We discuss some of our most important brands in more detail below.
Hanes is the largest and most widely recognized brand in our portfolio. Hanes is the number one brand of total apparel in the U.S. and is found in eight out of 10 U.S. households. The Hanes brand covers all of our product categories, including men’s, women’s and children’s underwear, bras, socks, T-shirts, fleece, shapewear and sheer hosiery. Hanes stands for outstanding comfort, style and value.
Champion is our second-largest brand. For over 90 years, Champion has been outfitting athletes in authentic, high-quality athletic apparel, including high-performance sports bras, team uniforms and gym essentials like classic T-shirts, mesh shorts and fleece hoodies. An industry leader in quality, design and performance innovation, Champion provides athletes with mobility, durability and up-to-date styles - in and out of the gym, on and off the field. Champion has also collaborated on premium apparel items through an exclusive collection with Todd Snyder, a limited edition men’s apparel line for Urban Outfitters and custom specialty items for Supreme. We also distribute a full line of men’s, women’s and children’s C9 by Champion products exclusively through Target stores.
Our brand portfolio also includes a number of iconic intimate apparel brands: Bali offers a range of bras, panties and shapewear sold in the department store channel and is the number one bra brand in department stores. Playtex is America’s number one plus-size bra brand. Playtex offers superior fit and support for women of all sizes and is sold everywhere from mass merchandise retailers to department stores. Maidenform, the newest addition to the portfolio, is the number one national bra brand with women under 35. Maidenform has been trusted for modern, sensual style in bras, panties and shapewear since 1922.
In addition, we offer a variety of products under the following well-known brands: JMS/Just My Size, L’eggs, Flexees, barely there, Wonderbra, Gear for Sports and Lilyette.
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
The following table summarizes our operating segments by product category:

Segment	Primary Products	Primary Brands
Innerwear	Intimate apparel, such as bras, panties, hosiery and shapewear	Hanes, Bali, Playtex, Maidenform, JMS/Just My Size, L’eggs, Flexees, barely there, Wonderbra, Lilyette, Donna Karan,* DKNY*
	Men’s underwear and children’s underwear	Hanes, Champion, Polo Ralph Lauren*
	Socks	Hanes, Champion

Activewear	T-shirts, fleece, sport shirts, performance T-shirts and shorts, sports bras and thermals	Champion, Hanes, JMS/Just My Size, Hanes Beefy-T, Gear for Sports, Duofold

Direct to Consumer	Activewear, men’s underwear, children’s underwear, intimate apparel, socks and hosiery	Hanes, Bali, Champion, Playtex, barely there, JMS/Just My Size, L’eggs, Maidenform, Flexees, Lilyette

International	Activewear, men’s underwear, children’s underwear, intimate apparel, socks and hosiery	Hanes, Champion, Wonderbra,** Playtex,** Maidenform, Zorba, Kendall,* Rinbros, Sol y Oro, Flexees, Lilyette, Polo Ralph Lauren,* Track N Field, Ritmo, Maidenform, Donna Karan,* DKNY*

*	Brand used under a license agreement.
**
As a result of the February 2006 sale of the European branded apparel business of Sara Lee Corporation, we are not permitted to sell this brand in the member states of the European Union, several other European countries and South Africa.

In the first quarter of 2013, we renamed the Outerwear segment to Activewear to reflect the trend of this category becoming a part of consumers’ active lifestyles and more aptly describe the competitive space of this business. Additionally, in the first quarter of 2013, we decided to revise the manner in which we allocate certain selling, general and administrative expenses. Certain prior-year segment operating profit disclosures have been revised to conform to the current-year presentation. Financial information regarding Hanesbrands’ segments is included in Note 20, “Business Segment Information,” to our financial statements included in this Annual Report on Form 10-K.

Innerwear
The Innerwear segment focuses on core apparel products, such as intimate apparel, men’s underwear, children’s underwear and socks, marketed under well-known brands that are trusted by consumers. We are the intimate apparel category leader in the United States with our Hanes, Bali, Playtex, Maidenform, JMS/Just My Size, L’eggs, Flexees, barely there, Wonderbra and Lilyette, Donna Karan and DKNY brands, and we are also the leading manufacturer and marketer of men’s underwear and children’s underwear under the Hanes, Champion and Polo Ralph Lauren brands and women’s sheer hosiery under the L’eggs, Hanes, JMS/Just My Size, Donna Karan and DKNY brands. During 2013, net sales from our Innerwear segment were $2.4 billion, representing approximately 53% of total net sales.
Activewear
We are a leader in the activewear market through our Champion, Hanes, JMS/Just My Size and Duofold brands, where we sell products such as T-shirts and fleece to both retailers and wholesalers. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for footwear and sports accessories. In our branded printwear category, we supply our T-shirts, sport shirts and fleece products, including brands such as Hanes, Champion and Hanes Beefy-T, to customers, primarily wholesalers, who then resell to screen printers and embellishers. We also sell licensed logo apparel in collegiate bookstores and other channels under our Gear for Sports brand. We also offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and JMS/Just My Size brands. The JMS/Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. During 2013, net sales from our Activewear segment were $1.3 billion, representing approximately 28% of total net sales.
Direct to Consumer
Our Direct to Consumer operations include our Company-operated outlet stores, catalogs and website operations that sell our branded products directly to consumers. As of December 28, 2013, we had 268 outlet stores and operated websites under the Hanes, One Hanes Place, JMS/Just My Size, Champion and Maidenform names. During 2013, net sales from our Direct to Consumer segment were $380 million, representing approximately 8% of total net sales.
International
Our International segment includes products that span across the Innerwear and Activewear reportable segments and are primarily marketed under the Hanes, Champion, Wonderbra, Playtex, Maidenform, Zorba, Kendall, Rinbros, Sol y Oro, Flexees, Lilyette, Polo Ralph Lauren, Track N Field, Ritmo, Maidenform, Donna Karan and DKNY brands. During 2013, net sales from our International segment were $496 million, representing approximately 11% of total net sales and included sales in Asia, Latin America, Canada, Australia, Europe, the Middle East, Africa and the Caribbean. Our largest international markets are Canada, Japan, Mexico, Brazil and Australia.
Customers and Distribution Channels
In 2013, approximately 89% of our net sales were to customers in the United States and approximately 11% were to customers outside the United States. Domestically, almost 87% of our net sales were wholesale sales to retailers, 9% were direct to consumers and 4% were wholesale sales to wholesalers and third party embellishers. We have well-established relationships with some of the largest apparel retailers in the world. Our largest customers are Wal-Mart Stores, Inc. (“Wal-Mart”), Target Corporation (“Target”) and Kohl’s Corporation (“Kohl’s”), accounting for 27%, 19% and 6%, respectively, of our total net sales in 2013. As is common in the basic apparel industry, we generally do not have purchase agreements that obligate our customers to purchase our products. However, all of our key customer relationships have been in place for 10 years or more. Wal-Mart and Target are our only customers with sales that exceed 10% of any individual segment’s sales. In our Innerwear segment, Wal-Mart accounted for 38% of net sales and Target accounted for 17% of net sales during 2013. In our Activewear segment, Target accounted for 33% of net sales and Wal-Mart accounted for 20% of net sales.
Sales to the mass merchant channel in the United States accounted for approximately 46% of our net sales in 2013. We sell all of our product categories in this channel primarily under our Hanes, Champion, Playtex, Maidenform and JMS/Just My Size brands. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Wal-Mart. Our largest mass merchant customer is Wal-Mart, which accounted for approximately 27% of our net sales in 2013.
Sales to the national chains and department stores channel in the United States accounted for approximately 13% of our net sales in 2013. National chains target a higher-income consumer than mass merchants, focus more of their sales on apparel items rather than other consumer goods such as grocery and drug products and are characterized by large retailers such as Kohl’s, JC Penney Company, Inc. and Sears Holdings Corporation. We sell all of our product categories in this channel. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than national chains or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s, Inc. and Belk, Inc. We sell products in our intimate apparel, underwear, socks, hosiery and activewear categories through department stores.
Sales in our Direct to Consumer segment in the United States accounted for approximately 8% of our net sales in 2013. We sell our branded products directly to consumers through our 268 outlet stores, as well as our websites operating under the Hanes, One Hanes Place, JMS/Just My Size, Champion and Maidenform names. Our outlet stores are value-based, offering the consumer a savings of 25% to 40% off suggested retail prices, and sell first-quality, excess, post-season, obsolete and slightly imperfect products. Our websites, supported by our catalogs, address the growing direct to consumer channel that operates in today’s 24/7 retail environment, and we have an active database of approximately 4.5 million consumers receiving our emails and catalogs.
Sales in our International segment represented approximately 11% of our net sales in 2013, and included sales in Asia, Latin America, Canada, Australia, Europe, the Middle East, Africa and the Caribbean. Our largest international markets are Canada, Japan, Mexico, Brazil and Australia. We also have offices in each of these markets, as well as China, the Philippines, Thailand, Ireland, Argentina and Central America. From an export business perspective, we use distributors to service customers as well as sell direct to retailers in the Middle East, Europe, the Caribbean and specific countries within Asia. As discussed below under “Intellectual Property,” we are not permitted to sell Wonderbra and Playtex branded products in the member states of the European Union, several other European countries and South Africa. For more information about our sales on a geographic basis, see Note 21, “Geographic Area Information,” to our financial statements.
Sales in other channels in the United States represented approximately 22% of our net sales in 2013. We sell T-shirts, golf and sport shirts and fleece sweatshirts to wholesalers and third party embellishers primarily under our Hanes, Champion and Hanes Beefy-T brands. We also sell a significant range of our underwear, activewear and socks products under the Champion brand to wholesale clubs, such as Costco Wholesale Corporation, and sporting goods stores, such as The Sports Authority, Inc. We sell primarily legwear and underwear products under the Hanes and L’eggs brands to food, drug and variety stores. We also sell licensed logo apparel in collegiate bookstores. We sell products that span across our Innerwear and Activewear segments to the U.S. military for sale to servicemen and servicewomen and through discount retailers, such as the Dollar General Corporation and Family Dollar Stores, Inc.
Manufacturing, Sourcing and Distribution
During 2013, approximately 67% of our cost of sales were from finished goods manufactured through a combination of facilities we own and operate and facilities owned and operated by third party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We sourced the remainder of our finished goods from third party manufacturers who supply us with finished products based on our designs. In making decisions about the location of manufacturing operations and third party sources of supply, we consider a number of factors, including labor, local operating costs, quality, regional infrastructure, applicable quotas and duties and freight costs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.
Finished Goods That Are Manufactured by Hanesbrands
The manufacturing process for the finished goods that we manufacture begins with raw materials we obtain from suppliers. The principal raw materials in our product categories are cotton and synthetics. Cotton and synthetic materials are typically spun into yarn, which is then knitted into cotton, synthetic and blended fabrics. We source all of our yarn requirements from large-scale suppliers. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with scheduled production. In addition to cotton yarn and cotton-based textiles, we use thread, narrow elastic and trim for product identification, buttons, zippers, snaps and lace. These fabrics are cut and sewn into finished products, either by us or by third party contractors. We currently operate 39 manufacturing facilities. Most of our cutting and sewing operations are strategically located in Asia, Central America and the Caribbean Basin. Alternate sources of these materials and services are readily available.

Finished Goods That Are Manufactured by Third Parties
In addition to our manufacturing capabilities, we also source finished goods we design from third-party manufacturers, also referred to as “turnkey products.” Many of these turnkey products are sourced from international suppliers by our strategic sourcing hubs in Asia.
All contracted and sourced manufacturing must meet our high quality standards. Further, all contractors and third-party manufacturers must be preaudited and adhere to our strict supplier and business practices guidelines. These requirements provide strict standards that, among other things, cover hours of work, age of workers, health and safety conditions and conformity with local laws and Hanesbrands’ standards. Each new supplier must be inspected and agree to comprehensive compliance terms prior to performance of any production on our behalf. We audit compliance with these standards and maintain strict compliance performance records. In addition to our audit procedures, many of our suppliers are certified by the Worldwide Responsible Accredited Production, or “WRAP,” program. WRAP uses third-party, independent audit firms and requires factory-by-factory certification. We are also a fully accredited participating company in the Fair Labor Association.
Distribution
As of December 28, 2013, we distributed our products from 37 distribution centers. These facilities include 17 facilities located in the United States and 20 facilities located outside the United States in regions where we manufacture our products. We internally manage and operate 20 of these facilities, and we use third party logistics providers who operate the other 17 facilities on our behalf. International distribution operations use a combination of third party logistics providers, as well as owned and operated distribution operations, to distribute goods to our various international markets.
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
Product Innovation and Marketing
A significant component of our margin-enhancing Innovate-to-Elevate strategy is our strong product research and development and innovation capabilities. From 2011 to 2013, we spent over $145 million on design, research and product development, including the development of new and improved products.

We use a disciplined, consumer-driven approach to direct our product innovation and marketing efforts. We seek to identify relevant consumer insights and long-term megatrends that will impact our product categories over the next five to 10 years. We focus our innovation efforts on big-idea platforms that span brands, product categories, business segments, distribution channels and geographies. In addition, we concentrate on margin accretive product innovations where we can leverage our supply chain in order to drive further economies of scale. Examples of our product innovation platforms include:

•
Tagless: Over a decade ago, we launched Hanes Tagless Tees that deliver superior softness without the itch and irritation of a tag. In 2012, our consumer-driven innovation process led us to expand this platform to the male underwear bottom category where research indicated that itchy tags were the number two consumer complaint. The Tagless platform also taps into the power of our supply chain, generating significant cost savings and allowing us to expand gross margins.

•
ComfortBlend: ComfortBlend, our fabric innovation that combines cotton and synthetic yarns for products that are softer, shrink less and dry faster, is an outgrowth of the performance fabric megatrend. In developing ComfortBlend, we worked through each step of the big idea process, testing the concept, the product and the advertising. We introduced Hanes men’s ComfortBlend underwear in 2012 with exceptional results and are now expanding this platform to socks, children’s underwear and panties.

•
Smart Sizes: Our Smart Sizes platform is another example of our consumer-driven innovation process, where research indicated the two most significant consumer complaints in the bra category were that the consumer could not find the right size and that the consumer could not find a comfortable bra. Smart Sizes effectively addresses both concerns by combining a simplified shopping system that eliminates the complicated cup-and-band combinations of traditional bra sizing systems with a more comfortable, flexible fit. We have successfully leveraged the Smart Sizes platform across our Hanes, Playtex, Bali, JMS/Just My Size and barely there brands where it is beginning to drive incremental purchases in a category where consumers typically buy only a little over three bras per year.

•
X-temp: X-Temp is our newest platform and brings a new level of technology and comfort to basic apparel. Hanes X-Temp garments are designed to keep consumers cooler and drier by increasing the rate of evaporation when body temperature rises and reducing the rate of evaporation as body temperature colls. The X-Temp platform was successfully introduced in Hanes men’s underwear and men’s socks in 2013 and will be available in women’s socks and panties in spring 2014, as well as bras, legwear, base layer and children’s underwear and socks later in the year.

Driving innovation platforms across categories is a major element of our Innovate-to-Elevate strategy as it enables us to meet key consumer needs and leverage advertising dollars. We believe that the strength of our consumer insights, our distinctive brand propositions and our focus on integrated marketing give us a competitive advantage in the fragmented apparel marketplace. Effectively marketing these innovations also accrues benefits back to our supply chain. Driving higher volume helps us to leverage scale and drive costs down even further, increasing margins while funding additional marketing support for our brands and products so we can continue to reinvest in product innovation.
In 2013, we increased our media spending by approximately $35 million over prior year. We supported our Hanes men’s Tagless and ComfortBlend innovations with national television ads starring Michael Jordan showing that Hanes Tagless underwear bottoms do not contain annoying tags like other underwear and highlighting the superior softness of Hanes ComfortBlend undershirts and underwear. We also introduced new national campaigns supporting Hanes panties and Playtex bras.
Competition
The basic apparel market is highly competitive and rapidly evolving. Competition generally is based upon brand, comfort, fit, style and price. Our businesses face competition today from other large corporations and foreign manufacturers. Fruit of the Loom, Inc., a subsidiary of Berkshire Hathaway Inc., competes with us across most of our segments through its own offerings and those of its Russell Corporation and Vanity Fair Intimates offerings. Other competitors in our Innerwear segment include Limited Brands, Inc.’s Victoria’s Secret brand, Jockey International, Inc. and Gildan Activewear, Inc. Other competitors in our Activewear segment include various private label and controlled brands sold by many of our customers, as well as Gildan Activewear, Inc. and Gap Inc. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, department stores and other retailers, including many of our customers, market and sell basic apparel products under private labels that compete directly with our brands. Our competitive strengths include our strong brands with leading market positions, our high-volume, core products focus, our significant scale of operations, our global supply chain and our strong customer relationships. We continually strive to improve in each of these areas.

Intellectual Property
Overview
We market our products under hundreds of trademarks and service marks in the United States and other countries around the world, the most widely recognized of which are Hanes, Champion, C9 by Champion, Bali, Playtex, Maidenform, JMS/Just My Size, L’eggs, Flexees, barely there, Wonderbra, Gear for Sports, Lilyette, Zorba, Rinbros and Sol y Oro. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear and Donna Karan and DKNY intimate apparel.
Some of our own trademarks are licensed to third parties, such as Champion for athletic-oriented accessories. In the United States and Canada, the Playtex trademark is owned by Playtex Marketing Corporation, of which we own a 50% interest and which grants to us a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of apparel in the United States and Canada. The other 50% interest in Playtex Marketing Corporation is owned by Playtex Products, LLC, an unrelated third party, who has a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of non-apparel products in the United States. Outside the United States and Canada, we own the Playtex trademark and perpetually license such trademark to Playtex Products, LLC for non-apparel products. In addition, as described below, an affiliate of Sun Capital Partners, Inc., or “Sun Capital,” has an exclusive, perpetual, royalty-free license to manufacture, sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the European Union, as well as several other European nations and South Africa. We also own a number of copyrights. Our trademarks and copyrights are important to our marketing efforts and have substantial value. We aggressively protect these trademarks and copyrights from infringement and dilution through appropriate measures, including court actions and administrative proceedings.
Although the laws vary by jurisdiction, trademarks generally remain valid as long as they are in use and/or their registrations are properly maintained. Most of the trademarks in our portfolio, including our core brands, are covered by trademark registrations in the countries of the world in which we do business, in addition to many other jurisdictions around the world, with a registration period of 10 years in most countries. Generally, trademark registrations can be renewed indefinitely as long as the trademarks are in use. We have an active program designed to ensure that our trademarks are registered, renewed, protected and maintained. We plan to continue to use all of our core trademarks and plan to renew the registrations for such trademarks as needed. Most of our copyrights are unregistered, although we have a sizable portfolio of copyrighted lace designs that are the subject of a number of registrations at the U.S. Copyright Office.
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
Geographic Financial Summary
For a summary of our operations by geographic area for each of the three most recent fiscal years, including revenues from external customers and long-lived assets, see Note 21, “Geographic Area Information,” to our financial statements included in this Annual Report on Form 10-K.
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
Corporate Social Responsibility
Hanesbrands conducts business around the world in a highly ethical manner. We are protective of our strong reputation for corporate citizenship and social responsibility and proud of our significant achievements in the areas of environmental stewardship, workplace quality and community building.
We call our corporate social responsibility program “Hanes for Good” because adhering to responsible and sustainable business practices is good for our company, good for our employees, good for our communities and good for our investors. We own the majority of our supply chain and have more direct control over how we do business than many of our competitors. In fact, approximately 90% of our total unit volume sold in the U.S. is produced in facilities that we operate. We also have an industry-leading compliance program that helps to ensure our business partners live up to the high standards that we set for ourselves.
We have been recognized for our socially responsible business practices by such organizations as the U.S. Environmental Protection Agency Energy Star program, corporate responsibility advocate As You Sow, social compliance rating group Free2Work, the United Way and others. We are members of the Fair Labor Association, Sustainable Apparel Coalition, The Sustainability Consortium and Corporate Eco Forum.
We have made significant progress across a range of corporate social responsibility issues, but we recognize that there is always room for improvement. We pride ourselves on listening to others outside our company and reacting quickly and responsibly if issues emerge. We hope to continue making a positive and lasting contribution to our world in the years to come. More information about our Hanes for Good corporate responsibility initiatives may be found at www.HanesForGood.com.
Employees
As of December 28, 2013, we had approximately 49,700 employees, approximately 8,300 of whom were located in the United States. Of the employees located in the United States, approximately 2,500 were full or part-time employees in our stores within our direct to consumer channel. As of December 28, 2013, approximately 250 employees were covered by collective bargaining agreements in the United States. Some of our international employees were also covered by collective bargaining agreements. We believe our relationships with our employees are good.

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
Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. Sudden decreases in the costs for materials, including cotton, may result in the cost of inventory exceeding the cost of new production, which could result in lower profitability, particularly if these decreases result in downward price pressure. If, in the future we incur volatility in the costs for materials, including cotton, and labor that we are unable to offset through price adjustments or improved efficiencies, or if our competitors’ unwillingness to follow our price changes results in downward price pressure, our business, results of operations, financial condition and cash flows may be adversely affected.
Businesses that we may acquire may fail to perform to expectations, and we may be unable to successfully integrate acquired businesses with our existing business.
From time to time, we may evaluate potential acquisition opportunities to support and strengthen our business. In October 2013, we acquired Maidenform. The acquisition and integration of businesses such as Maidenform involve a number of risks.
We may not be able to realize all or a substantial portion of the anticipated benefits of the Maidenform acquisition and other future acquisitions that we may consummate. Maidenform and other future acquired businesses may not achieve expected results of operations, including expected levels of revenues, and may require unanticipated costs and expenditures. In addition, following completion of the Maidenform acquisition or other future acquisitions, we may not be able to maintain the levels of revenue, earnings or operating efficiency that we and the acquired business have achieved or might achieve separately. Maidenform and other acquired businesses may also subject us to liabilities that we were unable to discover in the course of our due diligence, and our rights to indemnification from the sellers of such other businesses, even if obtained, may not be sufficient to offset the relevant liabilities. In addition, the integration of Maidenform and other newly acquired businesses may be expensive and time-consuming and may not be entirely successful. Integration of the acquired businesses may also place additional pressures on our systems of internal control over financial reporting. The process of integrating the operations of Maidenform or those of any other future acquisition could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. If we are unable to successfully integrate Maidenform and other newly acquired businesses or if Maidenform or other acquired businesses fail to produce targeted results, it could have an adverse effect on our results of operations or financial condition.
Economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers, suppliers and other business partners to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.
Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary spending by consumers. Discretionary spending is affected by many factors that are outside of our control, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, energy prices, unemployment trends and other matters that influence consumer confidence and spending. Reduced sales at our wholesale customers may lead to lower retail inventory levels, reduced orders to us or order cancellations. These lower sales volumes, along with the possibility of restrictions on access to the credit markets, may result in our customers experiencing financial difficulties including store closures, bankruptcies or liquidations. This may result in higher credit risk relating to receivables from our customers who are experiencing these financial difficulties. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
During 2013, net sales from our International segment were $496 million, representing approximately 11% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption.
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
Countries in which our products are manufactured or sold may from time to time impose additional new regulations, or modify existing regulations, including:

•	changes in duties, taxes, tariffs and other charges on imports;

•	limitations on the quantity of goods which may be imported into the United States from a particular country;

•	requirements as to where products and/or inputs are manufactured or sourced;

•	creation of export licensing requirements, imposition of restrictions on export quantities or specification of minimum export pricing and/or export prices or duties;

•	limitations on foreign owned businesses; or

•	government actions to cancel contracts, re-denominate the official currency, renounce or default on obligations, renegotiate terms unilaterally or expropriate assets.
In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption and other economic or political uncertainties could interrupt and negatively affect our business operations. All of these factors could result in increased costs or decreased revenues and could materially and adversely affect our product sales, financial condition and results of operations.

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
The basic apparel market is highly competitive and evolving rapidly. Competition is generally based upon brand, comfort, fit, style and price. Our businesses face competition today from other large corporations and foreign manufacturers, as well as department stores and other retailers, including many of our customers, that market and sell basic apparel products under private labels that compete directly with our brands. In our Activewear segment, we also face competition in the branded printwear category from other manufacturers with respect to the sale of lower-margin products to wholesalers and third party embellishers, whose purchasing decisions are primarily driven by price, rather than brand name recognition. Increased competition may result in a loss of or a reduction in shelf space and promotional support and reduced prices, in each case decreasing our cash flows, operating margins and profitability. Our ability to remain competitive in the areas of price, quality, brand recognition, research and product development, manufacturing and distribution will, in large part, determine our future success. If we fail to compete successfully, our market share, results of operations and financial condition will be materially and adversely affected.
Unanticipated business disruptions could affect our ability to provide our products to our customers.
We have a complex global supply chain and distribution network that supports our ability consistently to provide our products to our customers. Factors that are hard to predict or beyond our control, like system failures, weather, natural disasters, fire, terrorism, interruptions in the availability of basic services and infrastructure, generalized labor unrest or health pandemics, could damage or disrupt our operations, or our suppliers’ or distributors’ operations. If we cannot respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, production or supply systems, we may be late in delivering, or be unable to deliver, products to our customers. These events could result in reputational damage, lost sales, cancellation charges or excessive markdowns. All of the foregoing can have an adverse effect on our business, results of operations, financial condition and cash flows.
The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies and materially harm our business.
We purchase all of the raw materials used in our products and approximately 33% of the cost of sales derived from apparel designed by us from a limited number of third party suppliers and manufacturers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third party suppliers or manufacturers experience financial difficulties that they are not able to overcome resulting from worldwide economic conditions, production problems, difficulties in sourcing raw materials, lack of capacity or transportation disruptions, or if for these or other reasons they raise the prices of the raw materials or finished products we purchase from them. The magnitude of this risk depends upon the timing of any interruptions, the materials or products that the third party manufacturers provide and the volume of production.
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
Our results of operations could be materially harmed if we are unable to manage our inventory effectively and accurately forecast demand for our products.
We are faced with the constant challenge of balancing our inventory with our ability to meet marketplace needs. Factors that could affect our ability to accurately forecast demand for our products include our ability to anticipate and respond effectively to evolving consumer preferences and trends and to translate these preferences and trends into marketable product offerings, as well as unanticipated changes in general economic conditions or other factors, which result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers.
Inventory reserves can result from the complexity of our supply chain, a long manufacturing process and the seasonal nature of certain products. We sell a large number of our products to a small number of customers, and these customers generally are not required by contract to purchase our goods. As a result, we often schedule internal production and place orders for products with third-party manufacturers before our customers’ orders are firm. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third-party manufacturers may not be able to produce products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and relationships. These risks could have a material adverse effect on our brand image as well as our results of operations and financial condition.
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
Our ability to effectively manage and operate our business depends significantly on information technology systems. The failure of these systems to operate effectively, problems with integrating various data sources, challenges in transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses, or a breach in security of these systems could adversely impact the operations of our business. Moreover, we and our customers could suffer harm if customer information were accessed by third parties due to a security failure in our systems. It could also require significant expenditures to remediate any such failure, problem or breach. In addition, any such failure, problem or breach could harm our reputation, which could adversely impact our business.

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
We have a complex multinational tax structure, and changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could impact our capital deployment strategy and adversely affect our results.
We have a complex multinational tax structure with multiple types of intercompany transactions, and our allocation of profits and losses among us and our subsidiaries through our intercompany transfer pricing agreements is subject to review by the Internal Revenue Service and other tax authorities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are also subject to the continuous examination of our income tax returns and related transfer pricing documentation by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Additionally, changes in tax laws, regulations, future jurisdictional profitability of the Company and our subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, as well as our capital deployment strategy, which could adversely affect our results of operations.
Failure to comply with laws, rules and regulations could negatively affect our business operations and financial performance.

Our business is subject to federal, state, local and international laws, rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act, the False Claims Act, the Employee Retirement Income Security Act (“ERISA”), securities laws, import and export laws (including customs regulations), unclaimed property laws and many others. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to changes in legal and regulatory requirements, increased enforcement and our ongoing expansion into new markets and new channels. In addition, as a result of operating in multiple countries, we must comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action litigation or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance.
We rely on a relatively small number of customers for a significant portion of our sales, and the loss of or material reduction in sales to any of our top customers could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In 2013, our top 10 customers accounted for 65% of our net sales and our top two customers, Wal-Mart and Target, accounted for 27% and 19% of our net sales, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Moreover, our top customers are the largest market participants in our primary distribution channels across all of our product lines. We generally do not enter into purchase agreements that obligate our customers to purchase our products, and as a result, most of our sales are made on a purchase order basis. A decision by any of our top customers to significantly decrease the volume of products purchased from us could substantially reduce revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if any of our customers devote less selling space to apparel products, our sales to those customers could be reduced even if we maintain our share of their apparel business. Any such reduction in apparel selling space could result in lower sales and our business, results of operations, financial condition and cash flows may be adversely affected.

If we are unsuccessful in establishing effective advertising, marketing and promotional programs, our sales could be negatively affected.
Inadequate or ineffective advertising could inhibit our ability to maintain brand relevance and drive increased sales. Additionally, if our competitors increase their spending on advertising and promotions, if our advertising, media or marketing expenses increase, or if our advertising and promotions become less effective than those of our competitors, we could experience a material adverse effect on our business results of operations and financial condition.
Our failure to properly manage strategic projects in order to achieve the desired results may negatively impact our business.
The implementation of our business strategy periodically involves the execution of complex projects, which places significant demands on our management, accounting, financial, information and other systems and on our business. Our ability to successfully implement such projects is dependent on management’s ability to timely and effectively anticipate and adapt to these our changing business needs. We cannot assure you that our management will be able to manage these projects effectively or implement them successfully. If we miscalculate the resources or time we need to complete a project or fail to implement the project effectively, our business and operating results could be adversely affected.
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
If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business or the market price of our securities.
Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent or detect fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent or detect fraud, our brands and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our reporting obligations, which could have a material adverse effect on our business or the market price of our securities.
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
We design, manufacture, source and sell a number of our products under trademarks that are licensed from third parties, such as our Polo Ralph Lauren men’s underwear and our Donna Karan and DKNY intimate apparel. Because we do not control the brands licensed to us, our licensors could make changes to their brands or business models that could result in a significant downturn in a brand’s business, adversely affecting our sales and results of operations. If any licensor engages in behavior with respect to the licensed marks that would cause us reputational harm, or if any of the brands licensed to us violates the trademark rights of another or are deemed to be invalid or unenforceable, we could experience a significant downturn in that brand’s business, adversely affecting our sales and results of operations, and we may be required to expend significant amounts on public relations, advertising and, possibly, legal fees.
We are prohibited from selling our Wonderbra and Playtex intimate apparel products in the European Union, as well as certain other countries in Europe and South Africa, and therefore are unable to take advantage of business opportunities that may arise in such countries.
Sun Capital has an exclusive, perpetual, royalty-free license to manufacture, sell and distribute apparel products under the Wonderbra and Playtex trademarks in the member states of the European Union, as well as Russia, South Africa, Switzerland and certain other nations in Europe. Due to the exclusive license, we are not permitted to sell Wonderbra and Playtex branded products in these nations and Sun Capital is not permitted to sell Wonderbra and Playtex branded products outside of these nations. Consequently, we will not be able to take advantage of business opportunities that may arise relating to the sale of Wonderbra and Playtex products in these nations. For more information on these sales restrictions see “Business — Intellectual Property.”

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
Our indebtedness includes the $1.1 billion revolving credit facility (the “Revolving Loan Facility”) under our senior secured credit facility (the “Senior Secured Credit Facility”), our $1 billion 6.375% Senior Notes due 2020 (the “6.375% Senior Notes”) and the $225 million accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”).
The Senior Secured Credit Facility and the indentures governing the 6.375% Senior Notes contain restrictions that affect, and in some cases significantly limit or prohibit, among other things, our ability to borrow funds, pay dividends or make other distributions, make investments, engage in transactions with affiliates, or create liens on our assets. Covenants in the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility require us to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization), or leverage ratio. These restrictions and covenants could limit our ability to obtain additional capital in the future to fund capital expenditures or acquisitions, meet our debt payment obligations and capital commitments, fund any operating losses or future development of our business affiliates, obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize our assets or conduct other necessary or prudent corporate activities. Any failure to comply with these covenants and restrictions could result in an event of default that accelerates the maturity of our indebtedness under such facilities, resulting in an adverse effect on our business.
The lenders under the Senior Secured Credit Facility have received a pledge of substantially all of our existing and future direct and indirect subsidiaries, with certain customary or agreed-upon exceptions for foreign subsidiaries and certain other subsidiaries. Additionally, these lenders generally have a lien on substantially all of our assets and the assets of our U.S. subsidiaries, with certain exceptions. The financial institutions that are party to the Accounts Receivable Securitization Facility have a lien on certain of our domestic accounts receivable. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the Senior Secured Credit Facility or the Accounts Receivable Securitization Facility, the lenders under those facilities will be entitled to foreclose on substantially all of our assets and, at their option, liquidate these assets, which would adversely impact the operations of our business.
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
The plan assets of our pension plans, which had a return of approximately 13% and 11% during 2013 and 2012, respectively, are invested mainly in domestic and international equities, bonds and real estate. We are unable to predict the variations in asset values or the severity or duration of any disruptions in the financial markets or adverse economic conditions in the United States, Europe and Asia. The funded status of these plans, and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 82% funded as of December 28, 2013. Any downward pressure on the asset values of these plans may require us to fund obligations earlier than we had originally planned, which would have a negative impact on cash flows from operations.
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
As of December 28, 2013, we had approximately $626 million of goodwill and $378 million of trademarks and other identifiable intangibles on our balance sheet, which together represent 25% of our total assets. No impairment was identified in 2013. Changes in the future outlook of a business unit could result in an impairment loss, which could have a material adverse effect on our results of operations and financial condition.
Our balance sheet includes a significant amount of deferred tax assets. We must generate sufficient future taxable income to realize the deferred tax benefits.
As of December 28, 2013, we had approximately $404 million of net deferred tax assets on our balance sheet, which represents 10% of our total assets. Deferred tax assets relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income). The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax benefits will not be realized. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowances against our deferred tax assets, which would cause an increase in our effective tax rate. A significant increase in our effective tax rate could have a material adverse effect on our financial condition or results of operations.
We had approximately 49,700 employees worldwide as of December 28, 2013, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.
We had approximately 49,700 employees worldwide as of December 28, 2013. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. Approximately 41,400 of those employees were outside of the United States. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
In addition, approximately 250 of our employees in the United States are members of labor organizations or are covered by collective bargaining agreements. If there were a significant increase in the number of our employees who are members of labor organizations or become parties to collective bargaining agreements, we would become vulnerable to a strike, work stoppage or other labor action by these employees that could have an adverse effect on our business.
Anti-takeover provisions of our charter and bylaws, as well as Maryland law and our stockholder rights agreement, may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.
Our charter permits our Board of Directors, without stockholder approval, to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue. In addition, our Board of Directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, conversion or other rights, voting powers and other terms of the classified or reclassified shares.

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
Our bylaws, which only can be amended by our Board of Directors, provide that nominations of persons for election to our Board of Directors and the proposal of business to be considered at a stockholders meeting may be made only in the notice of the meeting, by or at the direction of our Board of Directors or by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures of our bylaws. Also, under Maryland law, business combinations between us and an interested stockholder or an affiliate of an interested stockholder, including mergers, consolidations, share exchanges or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. An interested stockholder includes any person who beneficially owns 10% or more of the voting power of our stock or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our stock. A person is not an interested stockholder under the statute if our Board of Directors approved in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, our Board of Directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our Board. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our Board of Directors and approved by two supermajority votes or our common stockholders must receive a minimum price, as defined under Maryland law, for their shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by our Board of Directors prior to the time that the interested stockholder becomes an interested stockholder.
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

Name	Age	Positions
Richard A. Noll	56	Chairman of the Board of Directors and Chief Executive Officer
Gerald W. Evans, Jr.	54	Chief Operating Officer
Richard D. Moss	56	Chief Financial Officer
Joia M. Johnson	53	Chief Legal Officer, General Counsel and Corporate Secretary
Elizabeth L. Burger	43	Chief Human Resources Officer
Michael E. Faircloth	48	President, Chief Global Operations Officer
William J. Nictakis	53	Chief Commercial Officer - International Businesses and Global Retailers
W. Howard Upchurch	49	President, Innerwear
John T. Marsh	48	President, Activewear
Michael S. Ryan	46	Chief Accounting Officer and Controller
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
Gerald W. Evans, Jr. has served as the Chief Operating Officer of the Company since August 2013. From October 2011 until August 2013, Mr. Evans served as Co-Chief Operating Officer of the Company. Prior to his appointment as Co-Chief Operating Officer, Mr. Evans served as our Co-Operating Officer, President International, from November 2010 until October 2011. From February 2009 until November 2010, he was our President, International Business and Global Supply Chain. From February 2008 until February 2009, he served as our President, Global Supply Chain and Asia Business Development. From September 2006 until February 2008, he served as Executive Vice President, Chief Supply Chain Officer. From July 2005 until September 2006, Mr. Evans served as a Vice President of Sara Lee and as Chief Supply Chain Officer of Sara Lee Branded Apparel. Mr. Evans served as President and Chief Executive Officer of Sara Lee Sportswear and Underwear from March 2003 until June 2005 and as President and Chief Executive Officer of Sara Lee Sportswear from March 1999 to February 2003.
Richard D. Moss has served as our Chief Financial Officer since October 2011. Prior to his appointment as Chief Financial Officer, Mr. Moss served as the company’s Chief Treasury and Tax Officer since December 2010, as a Senior Vice President since September 2006 and as Treasurer since June 2006. From January 2006 until the completion of the Company’s spin off from Sara Lee, Mr. Moss served as Treasurer of Sara Lee Branded Apparel. From August 2002 to December 2005, Mr. Moss served as Vice President and Chief Financial Officer of Chattem, Inc., a leading marketer and manufacturer of branded over-the-counter health-care products, toiletries and dietary supplements.
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
Elizabeth L. Burger has served as our Chief Human Resources Officer since July 2013. Prior to joining the Company, Ms. Burger was Vice President, Global Business Operations for Monsanto Company, a global agricultural products company, since 2007. From 2006 to 2007, she was Vice President, Corporate Human Resources, and Chief of Staff to the Executive Vice President of Human Resources. She was Vice President, Compensation, from 2005 to 2006, and Vice President, Global Manufacturing, from 2002 to 2004. Ms. Burger held other human resource positions from 1994 to 2002.
Michael E. Faircloth has served as our President, Chief Global Operations Officer (a position previously known as President, Chief Supply Chain Officer) since December 2010. Prior to his appointment as Chief Global Operations Officer, Mr. Faircloth served as our Senior Vice President, Supply Chain Support from October 2009 to November 2010, as our Vice President, Supply Chain Support from March 2009 to September 2009 and as our Vice President of Engineering & Quality from July 2006 to March 2009. Prior to the completion of the Company’s spin off from Sara Lee, Mr. Faircloth served as Vice President, Industrialization of Sara Lee.
William J. Nictakis has served as Chief Commercial Officer - International Businesses and Global Retailers since August 2013. From October 2011 until August 2013, Mr. Nictakis was the Co-Chief Operating Officer of the Company. Prior to his appointment as Co-Chief Operating Officer, Mr. Nictakis served as our Co-Operating Officer, President U.S., from November 2010 until October 2011. From November 2007 until November 2010, he was our President, Chief Commercial Officer. From June 2003 until November 2007, Mr. Nictakis served as President of the Sara Lee Bakery Group. From May 1999 through June 2003, Mr. Nictakis was Vice President, Sales, of Frito-Lay, Inc., a subsidiary of PepsiCo, Inc. that manufactures, markets, sells and distributes branded snacks.
W. Howard Upchurch has served as our President, Innerwear since January 2011. Prior to his appointment as President, Innerwear, Mr. Upchurch served as our Executive Vice President and General Manager, Domestic Innerwear from January 2008 until December 2010 and as our Senior Vice President and General Manager, Intimate Apparel from July 2006 until December 2007. Prior to the completion of the Company’s spin off from Sara Lee, Mr. Upchurch served as President of Sara Lee Intimates and Hosiery.
John T. Marsh has served as our President, Activewear (a position previously known as President, Outerwear) since May 2011. Prior to his appointment as President, Activewear, Mr. Marsh served as our Activewear Group General Manager during April 2011, as our Senior Vice President and General Manager, Casualwear from January 2008 to March 2011, as our Vice President and General Manager, Casualwear from September 2007 to December 2007 and as our Vice President and General Manager, Imagewear from July 2006 to September 2007. Prior to the completion of the Company’s spin off from Sara Lee, Mr. Marsh served as Vice President of Hanes Printables.

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
As of December 28, 2013, we owned and leased properties in 25 countries, including 39 manufacturing facilities and 37 distribution centers, as well as office facilities. The leases for these properties expire between 2014 and 2057, with the exception of some seasonal warehouses that we lease on a month-by-month basis.
As of December 28, 2013, we also operated 268 direct outlet stores in 40 states and the Commonwealth of Puerto Rico, most of which are leased under five-year, renewable lease agreements and several of which are leased under 10-year agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.
The following table summarizes our properties by country as of December 28, 2013:

	Owned Square Feet	Leased Square Feet	Total
Properties by Country (1)
United States	2,276,893	7,891,533	10,168,426
Non-U.S. facilities:
El Salvador	1,426,866	150,951	1,577,817
Honduras	548,921	805,464	1,354,385
China	1,070,912	73,884	1,144,796
Dominican Republic	835,240	166,033	1,001,273
Mexico	75,255	521,048	596,303
Canada	—	381,025	381,025
Vietnam	251,337	131,735	383,072
Thailand	277,733	14,142	291,875
Costa Rica	—	168,790	168,790
Brazil	—	164,549	164,549
Argentina	116,538	7,642	124,180
13 other countries	—	156,647	156,647
Total non-U.S. facilities	4,602,802	2,741,910	7,344,712
Totals	6,879,695	10,633,443	17,513,138

(1)	Excludes vacant land.

The following table summarizes the properties primarily used by our segments as of December 28, 2013:

	Owned Square Feet	Leased Square Feet	Total
Properties by Segment (1)
Innerwear	3,928,924	4,474,574	8,403,498
Activewear	2,458,519	2,917,390	5,375,909
Direct to Consumer	—	1,962,495	1,962,495
International	191,793	1,017,640	1,209,433
Totals	6,579,236	10,372,099	16,951,335

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
The following table sets forth the high and low sales prices for our common stock for the indicated periods:

	High	Low
2013
Quarter Ended March 30, 2013	$45.68	$34.78
Quarter Ended June 29, 2013	$52.88	$43.91
Quarter Ended September 28, 2013	$65.60	$51.53
Quarter Ended December 28, 2013	$71.80	$58.13

2012
Quarter Ended March 31, 2012	$29.91	$21.96
Quarter Ended June 30, 2012	$30.50	$24.64
Quarter Ended September 29, 2012	$34.00	$27.74
Quarter Ended December 29, 2012	$37.04	$31.17
Holders of Record
On January 31, 2014, there were 26,356 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 108,776 beneficial owners of our common stock as of January 28, 2014.
Dividends
As part of our cash deployment strategy, on April 4, 2013, our Board of Directors declared our first dividend of $0.20 per share on outstanding common stock, which was paid on June 3, 2013. Prior to that declaration, we had not paid a cash dividend on our common stock. On July 23, 2013 and October 29, 2013, our Board of Directors also declared dividends of $0.20 per share on outstanding common stock, which were paid on September 3, 2013 and December 3, 2013, respectively.
In January 2014, our Board of Directors authorized a regular quarterly dividend of $0.30 per share to be paid March 11, 2014 to stockholders of record at the close of business on February 18, 2014.
We intend to pay regular quarterly dividends on our outstanding common stock. However, there can be no assurance that future dividends will be declared and paid. The declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after its review of general business conditions, our financial condition and results of operations, our capital requirements, our prospects and such other factors as our Board of Directors may deem relevant.
Issuer Repurchases of Equity Securities
We did not repurchase any of our common stock during the quarter or year ended December 28, 2013.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative return of the S&P MidCap 400 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested in our common stock and each index on January 2, 2009. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 28, 2013:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
Plan Category
Equity compensation plans approved by security holders	4,251,475	$27.53	5,247,137
Equity compensation plans not approved by security holders	—	—	—
Total	4,251,475	$27.53	5,247,137

(1)
The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 3,442,441 shares available under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) and 1,804,696 shares available under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006.

Item 6.	Selected Financial Data
The following table presents our selected historical financial data. The statement of income data for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 and the balance sheet data as of December 28, 2013 and December 29, 2012 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended January 1, 2011 and January 2, 2010 and the balance sheet data as of December 31, 2011, January 1, 2011 and January 2, 2010 has been derived from our financial statements not included in this Annual Report on Form 10-K.

The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010
	(amounts in thousands, except per share data)
Statement of Income Data:
Net sales	$4,627,802	$4,525,721	$4,434,291	$4,146,012	$3,746,201
Operating profit	515,186	440,115	447,127	380,865	262,381
Income from continuing operations	330,494	232,443	242,569	192,612	42,813
Income (loss) from discontinued operations, net of tax	—	(67,762)	24,119	18,681	8,470
Net income	$330,494	$164,681	$266,688	$211,293	$51,283

Earnings per share — basic:
Continuing operations	$3.31	$2.35	$2.48	$2.00	$0.45
Discontinued operations	—	(0.69)	0.25	0.19	0.09
Net income	$3.31	$1.67	$2.73	$2.19	$0.54

Earnings per share — diluted:
Continuing operations	$3.25	$2.32	$2.44	$1.97	$0.45
Discontinued operations	—	(0.68)	0.24	0.19	0.09
Net income	$3.25	$1.64	$2.69	$2.16	$0.54

Dividends per share	$0.60	$—	$—	$—	$—

	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$115,863	$42,796	$35,345	$43,671	$38,943
Working capital	1,244,388	1,151,857	1,397,072	1,318,321	943,582
Total assets	4,090,048	3,631,700	4,034,669	3,790,002	3,326,564
Noncurrent liabilities:
Long-term debt	1,467,000	1,317,500	1,807,777	1,990,735	1,727,547
Other noncurrent liabilities	393,147	551,666	612,112	407,243	385,323
Total stockholders’ equity	1,230,623	886,866	681,061	562,674	334,719

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This MD&A is a supplement to our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and is provided to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:

•
Overview. This section provides a general description of our Company and operating segments, business and industry trends, our key business strategies and background information on other matters discussed in this MD&A.

•	2013 Highlights. This section discusses some of the highlights of our performance and activities during 2013.

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

Overview
Our Company
We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bali, Playtex, Maidenform, JMS/Just My Size, L’eggs, Flexees, barely there, Wonderbra, Gear for Sports, Lilyette, Zorba, Rinbros and Sol y Oro. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery. Our brands hold either the number one or number two U.S. market position by units sold in most product categories in which we compete.
Maidenform Acquisition
In October 2013, we expanded our portfolio of brands through the acquisition of Maidenform, a global intimate apparel company. Maidenform is a leading seller of bras, shapewear and panties under brands such as Maidenform, Flexees, Lilyette, Self Expressions and Sweet Nothings, as well as Donna Karan and DKNY intimate apparel under license. The acquisition is expected to create growth and cost savings opportunities and increased scale to serve retailers. The acquisition was an all cash transaction valued at approximately $581 million. Under the terms of the agreement, Maidenform stockholders received $23.50 in cash for each share of Maidenform common stock. We funded the acquisition with cash on hand and short-term borrowings under our Revolving Loan Facility, which we plan to retire through free cash flow.
We incurred $81 million of charges in the fourth quarter of 2013 related to the Maidenform acquisition, integration and other action related costs. Our current estimate for pretax charges in 2014 for acquisition and other actions is approximately $70 million to $100 million or more, but actual charges could vary significantly.
Our Segments
Our operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. In the first quarter of 2013, we renamed the Outerwear segment to Activewear to reflect the trend of this category becoming a part of consumers’ active lifestyles and more aptly describe the competitive space of this business. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. In the first quarter of 2013, we decided to revise the manner in which we allocate certain selling, general and administrative expenses. Certain prior-year segment operating profit disclosures have been revised to conform to the current-year presentation. The operating results for Maidenform are included in our Innerwear, Direct to Consumer and International segments based on geographic location and distribution channel. The reportable segments are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of intimate apparel, men’s underwear, children’s underwear and socks.

•	Activewear sells basic branded products that are primarily seasonal in nature to both retailers and wholesalers, as well as licensed logo apparel in collegiate bookstores and other channels.

•	Direct to Consumer includes our Company-operated outlet stores, catalogs and website operations that sell our branded products directly to consumers.

•	International primarily relates to the Asia, Latin America, Canada and Australia geographic locations that sell products that span across the Innerwear and Activewear reportable segments.
Outlook for 2014
We expect our 2014 full year sales to be slightly less than $5.1 billion, with Maidenform contributing approximately $500 million.
Interest and other related expense is expected to be approximately $85 million, including approximately $10 million from the higher debt balances associated with the Maidenform acquisition.
We estimate our full year tax rate to be in the low teens with slightly higher rates in the first half of the year.
We expect cash flow from operations to be $450 million to $550 million for the full year, which includes approximately $60 million of expected pension contributions. Net capital expenditures are expected to be between $60 million and $70 million while annual dividend payments are estimated to be roughly $120 million.
Business and Industry Trends
Inflation and Changing Prices
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
Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. The cost of cotton used in goods manufactured by us represented only approximately 7% of our cost of sales in 2013. Costs incurred today for materials and labor, including cotton, typically do not impact our results until the inventory is sold approximately six to nine months later.
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
Our top 10 customers accounted for 65% of our net sales. Our largest customers in 2013 were Wal-Mart, Target and Kohl’s, which accounted for 27%, 19% and 6% of total sales, respectively. The increasing bargaining power of retailers can create pricing pressures as our customers grow larger and seek greater concessions in their purchase of our products, while also demanding exclusivity of some of our products. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging economic environment. Brands are important in our core categories to drive traffic and project the quality and value our customers demand.
Our Key Business Strategies
Our Innovate-to-Elevate strategy integrates our brand superiority, industry-leading innovation and low-cost supply chain to provide higher valued products while lowering production costs.
The first element of our Innovate-to-Elevate strategy is our brand power. We seek to drive modest sales growth by consistently offering consumers brands they trust and products with unsurpassed value. Our brands have a strong heritage in the basic apparel industry. Our brands hold either the number one or number two U.S. market position by units sold in most product categories in which we compete. Internationally, our commercial markets include Mexico, Canada, Japan, Brazil and China, where a substantial amount of gross domestic product growth outside the United States will be concentrated over the next decade. Our ability to react to changing customer needs and industry trends is key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We seek to leverage our insights into consumer demand in the basic apparel industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. We also support our key brands with targeted, effective advertising and marketing campaigns.
The second element of our Innovate-to-Elevate strategy is platform innovation. We are not interested in newness or fashion, but rather focus on identifying the long-term megatrends that will impact our categories over the next five to 10 years. Once we have identified these trends, we utilize a disciplined big-idea process to put more science into the art of apparel. Our approach to innovation is to focus on big platforms. Our Tagless apparel platform, Smart Sizes bra platform and ComfortBlend and X-Temp fabric platforms incorporate big-idea innovation to span brands, product categories, business segments, retailer and distribution channels and geographies. We are focused on driving innovation that is margin accretive and that can leverage our supply chain in order to drive further economies of scale.
The third element of our Innovate-to-Elevate strategy is our low-cost global supply chain. We seek to expand margins through optimizing our low-cost global supply chain and streamlining our operations to reduce costs. We believe that we are able to leverage our significant scale of operations to provide us with greater manufacturing efficiencies, purchasing power and product design, marketing and customer management resources than our smaller competitors. Our global supply chain spans across both the Western and Eastern hemispheres and provides us with a balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply. Our global supply chain enables us to expand and leverage our production scale as we balance our supply chain across hemispheres, thereby diversifying our production risks. We have generated significant cost savings, margin expansion and contributions to cash flow and will continue to do so as we further optimize our size, scale and production capability. We generated efficiency savings from our supply chain optimization initiatives of approximately $40 million during 2013.
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
Changes in product sales mix can impact our gross profit as the percentage of our sales attributable to higher margin products, such as intimate apparel and men’s underwear, and lower margin products, such as activewear, fluctuate from time to time. In addition, sales attributable to higher and lower margin products within the same product category fluctuate from time to time. Our customers may change the mix of products ordered with minimal notice to us, which makes trends in product sales mix difficult to predict. However, certain changes in product sales mix are seasonal in nature, as sales of socks, hosiery and fleece products generally have higher sales during the last two quarters (July to December) of each fiscal year as a result of cooler weather, back-to-school shopping and holidays, while other changes in product mix may be attributable to customers’ preferences and discretionary spending.

2013 Highlights

•	Net sales in 2013 were $4.63 billion, compared with $4.53 billion in 2012, representing a 2% increase.

•	Operating profit was $515 million in 2013 compared with $440 million in 2012, representing a 17% increase. As a percent of sales, operating profit was 11.1% in 2013 compared to 9.7% in 2012.

•	Diluted earnings per share from continuing operations was $3.25 in 2013, compared with $2.32 in 2012, representing a 40% increase.

•	Operating cash flows were $591 million in 2013 compared to $554 million in 2012.

•	We have completed our debt reduction plan by redeeming the remaining $250 million of 8% Senior Notes in the fourth quarter of 2013.

•
In October 2013, we expanded our portfolio of brands through the acquisition of Maidenform, a global intimate apparel company. Maidenform is a leading seller of bras, shapewear and panties under brands such as Maidenform, Flexees, Lilyette, Self Expressions and Sweet Nothings, as well as Donna Karan and DKNY intimate apparel under license. The acquisition is expected to create growth and cost savings opportunities and increased scale to serve retailers. The acquisition was an all cash transaction valued at approximately $581 million. Under the terms of the agreement, Maidenform stockholders received $23.50 in cash for each share of Maidenform common stock. We funded the acquisition with cash on hand and short-term borrowings under our Revolving Loan Facility, which we plan to retire through free cash flow. The acquisition of Maidenform in October 2013 added an incremental $98 million of net sales for the year.

•	As part of our cash deployment strategy, in 2013 we initiated three quarterly dividends, in June, September and December, of $0.20 per share.

Consolidated Results of Operations — Year Ended December 28, 2013 (“2013”) Compared with Year Ended December 29, 2012 (“2012”)

	Years Ended
	December 28, 2013	December 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$4,627,802	$4,525,721	$102,081	2.3%
Cost of sales	3,016,109	3,105,674	(89,565)	(2.9)
Gross profit	1,611,693	1,420,047	191,646	13.5
Selling, general and administrative expenses	1,096,507	979,932	116,575	11.9
Operating profit	515,186	440,115	75,071	17.1
Other expenses	17,501	40,315	(22,814)	(56.6)
Interest expense, net	101,884	136,855	(34,971)	(25.6)
Income from continuing operations before income tax expense	395,801	262,945	132,856	50.5
Income tax expense	65,307	30,502	34,805	114.1
Income from continuing operations	330,494	232,443	98,051	42.2
Loss from discontinued operations, net of tax	—	(67,762)	67,762	NM
Net income	$330,494	$164,681	$165,813	100.7%
Net Sales
Net sales were $102 million higher in 2013 compared to 2012 due to our Innovate-to-Elevate strategy which helped drive core-product and new-product success, including share gains in 2013. Excluding the impact of unfavorable foreign exchange rates, net sales increased 3%. The acquisition of Maidenform in October 2013 added an incremental $98 million of net sales for the year.
Innerwear segment net sales were 5% higher in 2013 compared to 2012 primarily due to incremental sales from Maidenform brands in the intimate apparel category and stronger net sales in our men’s underwear and socks product categories, partially offset by lower net sales in our children’s underwear product category.
Activewear net sales declined 1% primarily due to the planned reduction of commodity-oriented branded printwear sales, partially offset by higher net sales in our retail activewear category and Gear for Sports licensed apparel.
International segment net sales were 1% lower compared to 2012 primarily due to unfavorable foreign currency exchange rates. Excluding the unfavorable impact of foreign exchange rates, International segment net sales were 7% higher. Direct to Consumer segment net sales were 2% higher.
Gross Profit
Our gross margin increased 340 basis points to 34.8% in 2013 with improvements in nearly every segment. Our Innovate-to-Elevate strategy continues to help drive profitable results as we combine our brand and supply chain strengths with product innovation. Our Innovate-to-Elevate strategy leverages our strong brands and drives a higher price per unit for our entire product portfolio with innovative platforms such as Hanes X-Temp underwear and socks, Comfort Blend underwear and Smart Sizes bras. Our supply chain allows us to leverage our scale to lower our cost per unit and improve margins. Included with gross profit in 2013 are charges of $16 million related to Maidenform acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 23.7% in 2013 compared to 21.7% in 2012. The higher selling, general and administrative expenses were primarily attributable to planned higher media spending of $35 million and charges of $65 million related to Maidenform acquisition, integration and other action related costs.
Other Highlights
Other Expenses - we incurred charges of approximately $15 million in 2013 and $34 million in 2012 related to premiums and an acceleration of unamortized debt issue cost in connection with a $250 million prepayment of our 8% Senior Notes in December 2013 and a $250 million prepayment of our 8% Senior Notes in December 2012, respectively.

Interest Expense - lower by $35 million in 2013 compared to 2012 primarily due to lower outstanding debt balances and a lower weighted average interest rate. Our weighted average interest rate on our outstanding debt was 5.07% during 2013 compared to 5.81% in 2012.
Income Tax Expense - our effective income tax rate for continuing operations was 16.5% and 11.6% for 2013 and 2012, respectively. The higher effective income tax rate was primarily attributable to a higher proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries.
We had net discrete tax benefits of approximately $20 million in 2013, which included approximately $14 million of tax benefits related primarily to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations and an income tax benefit of approximately $6 million related to the retroactive application of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.
During 2012, we had net discrete tax benefits of approximately $13 million which included an income tax benefit of approximately $9 million related to the realization of unrecognized tax benefits resulting from the expiration of domestic statutes of limitations and an income tax benefit of approximately $4 million related to an increase in research and development tax credits.
Discontinued Operations - discontinued operations include the sale of our European imagewear business and the discontinuation of our private-label and Outer Banks domestic imagewear operations that served wholesalers that sell to the screen-print industry.

Operating Results by Business Segment — Year Ended December 28, 2013 (“2013”) Compared with Year Ended December 29, 2012 (“2012”)

	Net Sales		Operating Profit
	Years Ended		Years Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(dollars in thousands)
Innerwear	$2,444,935	$2,334,006	$467,398	$407,318
Activewear	1,306,936	1,318,012	170,749	72,820
Direct to Consumer	380,079	372,359	34,737	25,890
International	495,852	501,344	42,850	46,713
Corporate	—	—	(200,548)	(112,626)
Total	$4,627,802	$4,525,721	$515,186	$440,115
Innerwear

	Years Ended
	December 28, 2013	December 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,444,935	$2,334,006	$110,929	4.8%
Segment operating profit	467,398	407,318	60,080	14.8
Innerwear segment net sales were $111 million higher in 2013 compared to 2012. The increase in net sales was driven primarily by space gains across most of the segment’s categories and incremental sales of Maidenform products. Net sales were higher for our men’s underwear and socks product categories. Additionally, within our intimate apparel product category, net sales of bras were higher due in part to our Smart Sizes innovation platform. Maidenform contributed $78 million of net sales to the Innerwear segment in 2013.
Innerwear segment operating margin improved 160 basis points to 19.1% in 2013 which resulted from benefits from our Innovate-to-Elevate strategy that is increasing our price per unit with margin accretive product innovations and reducing our cost per unit through supply chain efficiencies and lower input costs. Our entire product portfolio is benefitting from innovative platforms such as Hanes X-Temp underwear and socks, Comfort Blend underwear and Smart Sizes bras. Operating margin was also impacted by higher planned media spending, which was used to support campaigns for Hanes underwear and panties.

Activewear

	Years Ended
	December 28, 2013	December 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,306,936	$1,318,012	$(11,076)	(0.8)%
Segment operating profit	170,749	72,820	97,929	134.5
Activewear net sales declined (1%) primarily due to the planned reduction of commodity-oriented branded printwear sales, partially offset by higher net sales as a result of space gains and higher unit sales volume in our retail activewear category and Gear for Sports licensed apparel.
Activewear segment operating margin improved by 750 basis points to 13.1% in 2013. This significant improvement was primarily driven by our Innovate-to-Elevate strategy, which focuses on branded categories, platform innovations and internalizing production of large, core programs and increases our price per unit with margin accretive product innovations and reduces our cost per unit through supply chain efficiencies and lower input costs. The margin improvement was also positively impacted by the planned reduction of lower margin commodity-oriented branded printwear sales.
Direct to Consumer

	Years Ended
	December 28, 2013	December 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$380,079	$372,359	$7,720	2.1%
Segment operating profit	34,737	25,890	8,847	34.2
Direct to Consumer segment net sales were higher due to the addition of Maidenform sales and higher comparable store sales of 1% , partially offset by the closure of certain less profitable stores.
Direct to Consumer segment operating margin improved 210 basis points to 9.1% which was primarily attributable to lower product costs and an adjustment in store pricing strategy.
International

	Years Ended
	December 28, 2013	December 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$495,852	$501,344	$(5,492)	(1.1)%
Segment operating profit	42,850	46,713	(3,863)	(8.3)
Overall net sales in the International segment were lower primarily due to the unfavorable impact of foreign exchange rates. Excluding the unfavorable impact of foreign exchange rates, International segment net sales were higher by 7%, primarily due to higher net sales in Canada, Asia and Australia.
International segment operating margin declined 70 basis points to 8.6% primarily due to the unfavorable impact related to foreign currency exchange rates and an unfavorable product sales mix due to a shift towards lower margin products in certain countries. The International segment’s operating margin was positively impacted by savings from progress made from our regionalization strategy which integrates certain international businesses into our U.S. infrastructure in order to eliminate duplicate support functions.
Corporate
Corporate expenses were higher in 2013 compared to 2012 primarily due to acquisition, integration and other action related charges of $81 million incurred in the fourth quarter of 2013 primarily related to the acquisition of Maidenform.

Consolidated Results of Operations — Year Ended December 29, 2012 (“2012”) Compared with Year Ended December 31, 2011 (“2011”)

	Years Ended
	December 29, 2012	December 31, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$4,525,721	$4,434,291	$91,430	2.1%
Cost of sales	3,105,674	2,941,083	164,591	5.6
Gross profit	1,420,047	1,493,208	(73,161)	(4.9)
Selling, general and administrative expenses	979,932	1,046,081	(66,149)	(6.3)
Operating profit	440,115	447,127	(7,012)	(1.6)
Other expenses	40,315	6,377	33,938	532.2
Interest expense, net	136,855	156,198	(19,343)	(12.4)
Income from continuing operations before income tax expense	262,945	284,552	(21,607)	(7.6)
Income tax expense	30,502	41,983	(11,481)	(27.3)
Income from continuing operations	232,443	242,569	(10,126)	(4.2)
Income (loss) from discontinued operations, net of tax	(67,762)	24,119	(91,881)	NM
Net income	$164,681	$266,688	$(102,007)	(38.2)%
Net Sales
Consolidated net sales were higher by $91 million or 2% in 2012 compared to 2011. The higher net sales primarily resulted from the following:

•	Stronger net sales of our men’s underwear and children’s underwear product categories primarily resulting from price increases and space gains, partially offset by lower unit sales volume.

•	Higher net sales in the activewear and casualwear product categories as a result of higher unit sales volume and space gains and price increases.

•	Lower net sales in our branded printwear category primarily due to lower unit sales volume, especially in lightweight commodity-oriented products.

•	Lower net sales in the International segment primarily due to an unfavorable impact of foreign exchange rates.

•	Slightly lower net sales in our intimate apparel and socks product categories primarily as a result of lower unit sales volume, partially offset by price increases and space gains.
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
Other Highlights
Interest Expense - lower by $19 million in 2012 compared to 2011 primarily due to lower outstanding debt balances mainly resulting from the prepayment of our Floating Rate Notes. Our weighted average interest rate on our outstanding debt was 5.81% during 2012 compared to 5.63% in 2011.
Other Expenses - we incurred charges of approximately $34 million in 2012 related to premiums and an acceleration of unamortized debt issue cost in connection with a $250 million prepayment of our 8% Senior Notes. We also incurred charges of approximately $3 million in 2012 related to an acceleration of unamortized debt issue cost in connection with prepayments totaling $293 million of our Floating Rate Notes.
Income Tax Expense - our effective income tax rate for continuing operations was 11.6% in 2012 compared to 14.8% in 2011. The lower effective income tax rate was primarily attributable to an income tax benefit of approximately $10 million in 2012 related to the realization of unrecognized tax benefits resulting from expiration of statutes of limitations and an income tax benefit of approximately $4 million in 2012 related to an increase in research and development tax credits.
Discontinued Operations - discontinued operations include the sale of our European imagewear business and the discontinuation of our private-label and Outer Banks domestic imagewear operations that served wholesalers that sell to the screen-print industry. In addition to the operations of these businesses, the following charges were included in discontinued operations:

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

Operating Results by Business Segment — Year Ended December 29, 2012 (“2012”) Compared with Year Ended December 31, 2011 (“2011”)

	Net Sales		Operating Profit
	Years Ended		Years Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(dollars in thousands)
Innerwear	$2,334,006	$2,261,166	$407,318	$346,293
Activewear	1,318,012	1,289,313	72,820	116,457
Direct to Consumer	372,359	375,440	25,890	20,422
International	501,344	508,372	46,713	54,154
Corporate	—	—	(112,626)	(90,199)
Total	$4,525,721	$4,434,291	$440,115	$447,127
Innerwear

	Years Ended
	December 29, 2012	December 31, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,334,006	$2,261,166	$72,840	3.2%
Segment operating profit	407,318	346,293	61,025	17.6
Net sales in the Innerwear segment were higher by $73 million, or 3%, in 2012 compared to 2011. The Innerwear segment benefitted from product pricing, net shelf-space gains and new product innovation. Excluding the declines associated with a major mid-tier retail customer that was undergoing a major strategic shift, net sales increased 5% in 2012. Innerwear net sales growth increased sequentially for each consecutive quarter of 2012. The higher net sales were primarily driven by the following:

•	Stronger net sales in our men’s underwear and children’s underwear categories primarily resulting from price increases and space gains, partially offset by lower unit sales volume.

•
Slightly lower net sales in our intimate apparel category, primarily due to lower net sales of bras and hosiery, partially offset by higher net sales of panties. The lower intimate apparel net sales were primarily the result of lower unit sales volume, partially offset by price increases and space gains.

•
Slightly lower net sales in our socks product category, primarily due to lower Hanes brand net sales partially offset by higher Champion brand net sales. The lower Hanes brand net sales were primarily due to lower unit sales volume, partially offset by price increases, while the higher Champion brand net sales were driven primarily by higher unit sales volume and space gains.
Innerwear segment operating profit was $61 million higher in 2012 compared to 2011 primarily due to price increases, lower MAP expenses, efficiency savings related to our supply chain optimization, lower distribution costs and lower excess and obsolete inventory costs. These lower costs were partially offset by cost inflation, particularly cotton, and lower unit sales volume.
Activewear

	Years Ended
	December 29, 2012	December 31, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,318,012	$1,289,313	$28,699	2.2%
Segment operating profit	72,820	116,457	(43,637)	(37.5)
Activewear segment net sales were higher by $29 million, or 2%, in 2012 compared to 2011. The higher net sales were primarily due to the following:

•	Higher net sales in our activewear category, primarily due to higher unit sales volume, price increases and space gains.

•	Higher net sales in our retail casualwear category, primarily due to space gains for our Hanes brand in the mass merchant channel and price increases.

•	Higher net sales in our Gear for Sports licensed apparel, primarily due to higher unit sales volume and space gains.

•	Lower net sales in our branded printwear category, primarily due to lower unit sales volume, especially in lightweight commodity-oriented products.
 Activewear segment operating profit was $44 million lower in 2012 compared to 2011 primarily due to cost inflation, mostly related to cotton, partially offset by efficiency savings related to our supply chain optimization and lower MAP expenses.
Direct to Consumer

	Years Ended
	December 29, 2012	December 31, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$372,359	$375,440	$(3,081)	(0.8)%
Segment operating profit	25,890	20,422	5,468	26.8
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
International

	Years Ended
	December 29, 2012	December 31, 2011	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$501,344	$508,372	$(7,028)	(1.4)%
Segment operating profit	46,713	54,154	(7,441)	(13.7)
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
International segment operating profit was lower by $7 million in 2012 compared to 2011. In addition to increased cotton costs and impact of inflation generally, the lower operating profit was attributable to an unfavorable impact related to foreign currency exchange rates in 2012 and a one-time termination fee of $5 million that we received in 2011 related to a royalty license agreement. These higher costs were partially offset by price increases and lower MAP expenses.
Corporate
Corporate expenses were higher in 2012 compared to 2011 primarily due to costs related to supply chain actions and higher compensation-related expenses, such as long-term incentive compensation costs and pension expense, partially offset by higher foreign exchange transactions gains.

Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
Our primary sources of liquidity are cash generated by operations and availability under our Revolving Loan Facility, Accounts Receivable Securitization Facility and international loan facilities. At December 28, 2013, we had $624 million of borrowing availability under our $1.1 billion Revolving Loan Facility (after taking into account outstanding letters of credit), $105 million of short-term borrowing availability under our international loan facilities and $116 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
The following have impacted or are expected to impact liquidity:

•	we have principal and interest obligations under our debt;

•	we acquired Maidenform in October 2013 and we may selectively pursue strategic acquisitions in the future;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could significantly impact our effective income tax rate;

•	our Board of Directors has authorized a regular quarterly dividend; and

•
our Board of Directors has authorized the repurchase of up to 10 million shares of our stock in the open market (2.8 million of which we have repurchased as of December 28, 2013 at a cost of $75 million).

We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. In the fourth quarter of 2013, we completed the planned reduction of long-term debt with the redemption of the remaining $250 million of 8% Senior Notes. We expect our cash deployment strategy in the future will include a mix of dividends, bolt-on acquisitions and share repurchases. We funded the Maidenform acquisition with cash on hand and short-term borrowings under our Revolving Loan Facility, which we plan to retire through free cash flow.
Cash Requirements for Our Business
We rely on our cash flows generated from operations and the borrowing capacity under our Revolving Loan Facility, Accounts Receivable Securitization Facility and international loan facilities to meet the cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments, contributions to our pension plans, repurchases of our stock and regular quarterly dividend payments. We believe we have sufficient cash and available borrowings for our foreseeable liquidity needs.
Pension Plans
Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 82% funded as of December 28, 2013 compared to 84% funded as of December 29, 2012.
We expect to make required cash contributions of approximately $62 million to our pension plans in 2014 based on a preliminary calculation by our actuary. In addition to the required cash contributions, we may elect to make voluntary cash contributions to maintain an 80% funded level which will avoid certain benefit payment restrictions under the Pension Protection Act. See Note 16, “Defined Pension Benefit Plans,” to our financial statements for more information on the plan asset and pension expense components.
Share Repurchase Program
On February 1, 2007, we announced that our Board of Directors granted authority for the repurchase of up to 10 million shares of our common stock. Share repurchases are made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow us to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for our company and certain of our officers and employees pursuant to our insider trading policy. Since inception of the program, we have purchased 2.8 million shares of our common stock at a cost of $75 million (average price per share of $26.33). The primary objective of our share repurchase program is to reduce the impact of dilution caused by the exercise of options and vesting of stock unit awards. While we may repurchase additional stock under the program, we may choose not to repurchase any stock and focus more on other uses of cash in the next 12 months. We did not repurchase any of our common stock during 2013.
Dividends
As part of our cash deployment strategy, on April 4, 2013, our Board of Directors declared our first dividend of $0.20 per share on outstanding common stock, which was paid on June 3, 2013. Prior to that declaration, we had not paid a cash dividend on our common stock. On July 23, 2013 and October 29, 2013, our Board of Directors also declared dividends of $0.20 per share on outstanding common stock, which were paid on September 3, 2013 and December 3, 2013, respectively.
In January 2014, our Board of Directors authorized a regular quarterly dividend of $0.30 per share to be paid March 11, 2014 to stockholders of record at the close of business on February 18, 2014.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.

Future Contractual Obligations and Commitments
The following table contains information on our contractual obligations and commitments as of December 28, 2013, and their expected timing on future cash flows and liquidity.

		Payments Due by Period
(in thousands)	At December 28, 2013	Fiscal 2014	Fiscal 2015-2016	Fiscal 2017-2018	Fiscal 2019 and Thereafter
Operating activities:
Interest on debt obligations (1)	$577,486	$94,153	$182,500	$173,333	$127,500
Inventory purchase obligations	537,570	537,570	—	—	—
Operating lease obligations	358,960	68,127	109,877	85,084	95,872
Marketing and advertising obligations	66,318	35,837	14,751	7,517	8,213
Defined benefit plan minimum contributions (2)	61,826	61,826	—	—	—
Other long-term obligations (3)	216,183	77,505	90,450	31,192	17,036
Investing activities:
Capital expenditures	7,588	7,588	—	—	—
Financing activities:
Debt	1,648,790	181,790	—	467,000	1,000,000
Notes payable	36,192	36,192	—	—	—
Total	$3,510,913	$1,100,588	$397,578	$764,126	$1,248,621

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at December 28, 2013.

(2)
Represents only the required minimum pension contributions in 2014. In addition to the required cash contributions, we may elect to make voluntary contributions to maintain an 80% funded level. For a discussion of our pension plan obligations, see Note 16, “Defined Benefit Pension Plans,” to our consolidated financial statements.

(3)
Represents the projected payment for long-term liabilities recorded on the Consolidated Balance Sheet for certain employee benefit claims, royalty-bearing license agreement payments, deferred compensation, capital leases and uncertain tax positions.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the years ended December 28, 2013 and December 29, 2012 was derived from our financial statements.

	Years Ended
	December 28, 2013	December 29, 2012
	(dollars in thousands)
Operating activities	$591,281	$553,607
Investing activities	(597,393)	(27,866)
Financing activities	93,757	(517,777)
Effect of changes in foreign currency exchange rates on cash	(14,578)	(513)
Change in cash and cash equivalents	73,067	7,451
Cash and cash equivalents at beginning of year	42,796	35,345
Cash and cash equivalents at end of year	$115,863	$42,796
Operating Activities
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income, as well as changes in accounts receivable, inventories and other working capital. Our operating cash in 2013 was primarily driven by our net income, reduction in inventories and overall positive changes in net working capital.

Investing Activities
The lower net cash from investing activities was primarily the result of the net cash used for the acquisition of Maidenform in October 2013 of $560 million and net cash proceeds of $13 million from the sale of the European imagewear business in 2012, partially offset by lower net capital expenditures of $3 million in 2013.
Financing Activities
The higher net cash from financing activities was primarily the result of higher net borrowings on our loan facilities in 2013 and the redemption of our Floating Rate Senior Notes in 2012, partially offset by cash dividends paid during 2013 of $59 million.
Financing Arrangements
We believe our financing structure provides a secure base to support our operations and key business strategies. As of December 28, 2013, we were in compliance with all financial covenants under our credit facilities. We continue to monitor our covenant compliance carefully in this difficult economic environment. We expect to maintain compliance with our covenants during 2014, however economic conditions or the occurrence of events discussed above under “Risk Factors” could cause noncompliance.
Senior Secured Credit Facility
The Senior Secured Credit Facility provides for borrowings of up to $1.1 billion on a revolving loan facility. We increased the commitments under the Revolving Loan Facility from $600 million to $1.1 billion in 2013. Proceeds of the Revolving Loan Facility are used for general corporate purposes and working capital needs. The Revolving Loan Facility matures on July 23, 2018. All borrowings under the Revolving Loan Facility must be repaid in full upon maturity.
A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At our option, we may add one or more term loan facilities or increase the commitments under the Revolving Loan Facility so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence and that we are in pro forma compliance with the financial covenants described below. As of December 28, 2013, we had $467 million outstanding under the Revolving Loan Facility, $10 million of standby and trade letters of credit issued and outstanding under this facility and $623 million of borrowing availability. At December 28, 2013, the interest rate on the Revolving Loan Facility was 1.69%.
The Senior Secured Credit Facility is guaranteed by substantially all of our existing and future direct and indirect U.S. subsidiaries, with certain customary or agreed-upon exceptions for foreign subsidiaries and certain other subsidiaries. We and each of the guarantors under the Senior Secured Credit Facility have granted the lenders under the Senior Secured Credit Facility a valid and perfected first priority (subject to certain customary exceptions) lien and security interest in the following:

•
the equity interests of substantially all of our direct and indirect U.S. subsidiaries (other than U.S. subsidiaries directly or indirectly owned by foreign subsidiaries) and 65% of the voting securities of certain first tier foreign subsidiaries; and

•
substantially all present and future property and assets, real and personal, tangible and intangible, of us and each guarantor, except for certain enumerated interests, and all proceeds and products of such property and assets.

At our option, borrowings under the Senior Secured Credit Facility may be maintained from time to time as (i) “Base Rate” loans, which bear interest at the highest of (a) 1/2 of 1% in excess of the federal funds rate, (b) the rate publicly announced by JPMorgan Chase Bank as its “prime rate” at its principal office in New York City, in effect from time to time and (c) the “LIBO Rate” (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves) for LIBOR-based loans with a one-month interest period plus 1.0%, in effect from time to time, in each case plus the applicable margin, or (ii) LIBOR-based loans, which bear interest at the LIBO Rate (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), as determined by reference to the rate for deposits in dollars appearing on the Reuters Screen LIBOR01 or LIBOR02 Page for the respective interest period or other commercially available source designated by an administrative agent, plus the applicable margin in effect from time to time. The applicable margin is determined by reference to a leverage-based pricing grid set forth in the Senior Secured Credit Facility. The applicable margin ranges from a maximum of 2.25% in the case of LIBOR-based loans and 1.25% in the case of Base Rate loans if our leverage ratio is greater than or equal to 4.00 to 1, and will step down in 0.25% increments to a minimum of 1.50% in the case of LIBOR-based loans and 0.50% in the case of Base Rate loans if our leverage ratio is less than 2.50 to 1.

The Senior Secured Credit Facility requires us to comply with customary affirmative, negative and financial covenants. The Senior Secured Credit Facility requires that we maintain a minimum interest coverage ratio, a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio. The interest coverage ratio covenant requires that the ratio of our EBITDA for the preceding four fiscal quarters to its consolidated total interest expense for such period shall not be less than a specified ratio for each fiscal quarter. This ratio was 3.25 to 1 beginning with the fourth fiscal quarter of 2012 and will remain at this level thereafter. The leverage ratio covenant requires that the ratio of our total debt to EBITDA for the preceding four fiscal quarters will not be more than a specified ratio for each fiscal quarter. This ratio was 4.25 to 1 beginning with the fourth fiscal quarter of 2012 and declines over time until it reaches 3.75 to 1 for the fourth fiscal quarter of 2014 and will remain at this level thereafter. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
In addition, the commitment fee for the unused portion of revolving loan commitments made by the Lenders is between 25 and 35 basis points based on the applicable commitment fee margin in effect from time to time. When the Leverage Ratio (as defined in the Senior Secured Credit Facility) is greater than or equal to 4.00 to 1.00, the commitment fee margin is 0.350%. When the Leverage Ratio is less than 4.00 to 1.00 but greater than or equal to 3.25 to 1.00, the applicable commitment fee margin is 0.300%. When the Leverage Ratio is less than 3.25 to 1.00, the applicable commitment fee margin is 0.250%.
The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to ERISA, actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the Senior Secured Credit Facility). As of December 28, 2013, we were in compliance with all financial covenants.
6.375% Senior Notes
On November 9, 2010, we issued $1 billion aggregate principal amount of the 6.375% Senior Notes. The 6.375% Senior Notes are senior unsecured obligations that rank equal in right of payment with all of our existing and future unsubordinated indebtedness. The 6.375% Senior Notes bear interest at an annual rate equal to 6.375%. Interest is payable on the 6.375% Senior Notes on June 15 and December 15 of each year. The 6.375% Senior Notes will mature on December 15, 2020. The net proceeds from the sale of the 6.375% Senior Notes were approximately $979 million. The net proceeds were used to repay all outstanding borrowings under another loan facility, reduce the outstanding borrowings under the Revolving Loan Facility and to pay fees and expenses relating to these transactions. The 6.375% Senior Notes are guaranteed by substantially all of our domestic subsidiaries.
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
Accounts Receivable Securitization Facility
The Accounts Receivable Securitization Facility provides for up to $225 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. Under the terms of the Accounts Receivable Securitization Facility, we and certain of our subsidiaries sell, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly-owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits and financial institutions that are not affiliated with us. The commitments of any conduits party to the Accounts Receivable Securitization Facility are funded through the issuance of commercial paper in the short-term market or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes, but the assets of Receivables LLC will be used first to satisfy the creditors of Receivables LLC, not our creditors. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to us maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs. The Accounts Receivable Securitization Facility will terminate on March 14, 2014; however, we plan to extend the term.
Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. As of December 28, 2013, Receivables LLC had $182 million outstanding under the Accounts Receivable Securitization Facility. The outstanding balance under the Accounts Receivable Securitization Facility is reported on the Consolidated Balance Sheet in the line “Accounts Receivable Securitization Facility.” In the case of any creditors party to the Accounts Receivable Securitization Facility that are conduits, unless the conduits fail to fund, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. If the conduits fail to fund, the Accounts Receivable Securitization Facility would be funded through committed bank purchasers, and the interest rate would be payable at our option at the rate announced from time to time by HSBC Bank USA, N.A. as its prime rate or at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) plus the applicable margin in effect from time to time. In the case of borrowings from any other creditors party to the Accounts Receivable Securitization Facility that are not conduits or their related committed bank purchasers, the interest rate is payable at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) or, if this rate is unavailable or otherwise does not accurately reflect the costs to these creditors related to the borrowings, the prime rate. These amounts are also considered financing costs and are included in interest expense on the Consolidated Statement of Income. In addition, Receivables LLC is required to make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities. The average blended interest rate for the outstanding balance as of December 28, 2013 was 1.22%.
The Accounts Receivable Securitization Facility contains customary events of default and requires us to maintain the same interest coverage ratio and leverage ratio contained from time to time in the Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the Managing Agents or their affiliates. As of December 28, 2013, we were in compliance with all financial covenants.
8% Senior Notes
On December 10, 2009, we issued $500 million aggregate principal amount of the 8% Senior Notes. The net proceeds from the sale of the 8% Senior Notes were approximately $480 million. The net proceeds, together with the proceeds from borrowings under the Senior Secured Credit Facility, were used to refinance borrowings under other loan facilities and to pay fees and expenses relating to these transactions. During the fourth quarter of 2013, we completed the redemption of the remaining $250 million of 8% Senior Notes.
Notes Payable
Notes payable were $36 million at December 28, 2013 and $26 million at December 29, 2012. At December 28, 2013, we had $105 million of borrowing availability under our international loan facilities. We were in compliance with the financial covenants contained in each of the international loan facilities at December 28, 2013.
Undistributed Earnings from Foreign Subsidiaries
As of December 28, 2013, the cumulative amount of undistributed earnings from our foreign subsidiaries was approximately $1.9 billion, of which $74 million of cash and cash equivalents was held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested, and less than $1 million of cash and cash equivalents was held by foreign subsidiaries whose undistributed earnings are not considered permanently reinvested. Our intention is to reinvest the cash and cash equivalents of those entities whose undistributed earnings we have previously asserted as being permanently reinvested in our international operations. We reassess our reinvestment assertions each reporting period and currently believe that we have sufficient other sources of liquidity to support our assertion that such undistributed earnings held by foreign subsidiaries may be considered to be reinvested permanently.
We repatriated $10 million, $20 million and $28 million in 2013, 2012 and 2011, respectively, from earnings generated in such years. The amount of the current year foreign earnings that we have repatriated in the past has been determined, and the amount that we expect to repatriate during 2014 will be determined, based upon a variety of factors including current year earnings of the foreign subsidiaries, foreign investment needs and the cash flow needs we have in the U.S., such as for the repayment of debt and other domestic obligations. The majority of our repatriation of the earnings of foreign subsidiaries has historically occurred at year-end, although we may always repatriate funds earlier in the year based on the needs of our business. When we repatriate funds to the U.S., we are required to pay taxes on these amounts based on applicable U.S. tax rates, net of any foreign tax that would be allowed to be deducted or taken as a credit against U.S. income tax. We paid $1 million, $0 and $2 million in additional U.S. federal income taxes in 2013, 2012 and 2011, respectively, as a result of repatriation of foreign earnings generated in such years. We do not currently expect the amount of repatriated foreign earnings or the resulting additional tax expense in 2014 to differ materially from prior fiscal years.

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
Accounts Receivable Valuation
Accounts receivable consist primarily of amounts due from customers. We carry our accounts receivable at their net realizable value. In determining the appropriate allowance for doubtful accounts, we consider a combination of factors, such as the aging of trade receivables, industry trends, and our customers’ financial strength, credit standing and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance requires judgment by our management as to the impact of these and other factors on the ultimate realization of our trade receivables. Charges to the allowance for doubtful accounts are reflected in the “Selling, general and administrative expenses” line and charges to the allowance for customer chargebacks and other customer deductions are primarily reflected as a reduction in the “Net sales” line of our Consolidated Statements of Income. Our management reviews these estimates each quarter and makes adjustments based upon actual experience. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a large reserve might be required. The amount of actual historical losses has not varied materially from our estimates for bad debts.
Inventory Valuation
We carry inventory on our balance sheet at the estimated lower of cost or market. Cost is determined by the first-in, first-out, or “FIFO,” method for our inventories. We carry obsolete, damaged and excess inventory at the net realizable value, which we determine by assessing historical recovery rates, current market conditions and our future marketing and sales plans. Because our assessment of net realizable value is made at a point in time, there are inherent uncertainties related to our value determination. Market factors and other conditions underlying the net realizable value may change, resulting in further reserve requirements. A reduction in the carrying amount of an inventory item from cost to market value creates a new cost basis for the item that cannot be reversed at a later period. While we believe that adequate write-downs for inventory obsolescence have been provided in the financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future.
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
We have not provided federal income taxes on that portion of our foreign subsidiaries’ undistributed earnings that is permanently reinvested in their respective foreign jurisdictions. If we decided to remit those earnings to the U.S. in a future period due to anticipated cash flow or other business requirements, our federal income tax provision and effective tax rate could be impacted.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. These assessments of uncertain tax positions contain judgments related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, expiration of statutes of limitations, as well as changes to, or further interpretations of, tax laws and regulations. Income tax expense is adjusted in our Consolidated Statements of Income in the period in which these events occur.
Stock Compensation
We established the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (the “Omnibus Incentive Plan”) to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to our employees, non-employee directors and employees of our subsidiaries to promote the interest of our company and incent performance and retention of employees. Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. We estimate forfeitures for stock-based awards granted that are not expected to vest. If any of these inputs or assumptions changes significantly, our stock-based compensation expense could be materially different in the future.
Defined Benefit Pension Plans
For a discussion of our net periodic benefit cost, plan obligations, plan assets and how we measure the amount of these costs, see Note 16, “Defined Benefit Pension Plans,” to our consolidated financial statements.
Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 82% funded as of December 28, 2013 compared to 84% funded as of December 29, 2012. We expect to make required cash contributions of approximately $62 million to our pension plans in 2014 based on a preliminary calculation by our actuary. In addition to the required cash contributions, we may elect to make voluntary contributions to maintain an 80% funded level which will avoid certain benefit payment restrictions under the Pension Protection Act. See Note 16, “Defined Benefit Pension Plans,” to our financial statements for more information on the plan asset components. The funded status of our defined benefit pension plans are recognized on our balance sheet and changes in the funded status are reflected in comprehensive income. We measure the funded status of our plans as of the date of our fiscal year end.
The net periodic cost of the pension plans is determined using projections and actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return. The net periodic pension income or expense is recognized in the year incurred. Gains and losses, which occur when actual experience differs from actuarial assumptions, are amortized over the average future expected life of participants. As benefits under the Hanesbrands Inc. Pension Plan are frozen, year over year fluctuations in our pension expense are not expected to be material and not expected to have a material impact on our Consolidated Statements of Income.

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
The sensitivity of changes in actuarial assumptions on our annual pension expense and on our plans’ benefit obligations, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
(in millions)	Pension Expense	Benefit Obligation
1% decrease in discount rate	$—	$128
1% increase in discount rate	(1)	(105)
1% decrease in expected investment return	7	N/A
1% increase in expected investment return	(7)	N/A
Trademarks and Other Identifiable Intangibles
Trademarks, license agreements, customer and distributor relationships and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles with finite lives over their estimated useful lives, and we do not amortize identifiable intangibles with indefinite lives. We base the estimated useful life of an identifiable intangible asset upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. As of December 28, 2013, the net book value of trademarks and other identifiable intangible assets was $378 million, of which we are amortizing a balance of $158 million. We anticipate that our amortization expense for 2014 will be $20 million.
We evaluate identifiable intangible assets subject to amortization for impairment using a process similar to that used to evaluate asset amortization described below under “— Depreciation and Impairment of Property, Plant and Equipment.” We assess identifiable intangible assets not subject to amortization for impairment at least annually, as of the first day of the third fiscal quarter, and more often as triggering events occur. In order to determine the impairment of identifiable intangible assets, we compare the fair value of the intangible asset to its carrying amount. Fair values of intangible assets are primarily based on future cash flows projected to be generated from that asset. We recognize an impairment loss for the amount by which an identifiable intangible asset’s carrying value exceeds its fair value.
Goodwill
As of December 28, 2013, we had $626 million of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. The timing of our annual goodwill impairment testing is the first day of the third fiscal quarter. The estimated fair values significantly exceeded the carrying values of each of our reporting units as of the first day of the third fiscal quarter, and no impairment of goodwill was identified as a result of the testing conducted in 2013.
In evaluating the recoverability of goodwill in 2013, we estimated the fair value of our reporting units. We relied on a number of factors to determine the fair value of our reporting units and evaluate various factors to discount anticipated future cash flows, including operating results, business plans and present value techniques. As discussed above under “Trademarks and Other Identifiable Intangibles,” there are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.

Assets and Liabilities Acquired in Business Combinations
We account for business combinations using the purchase method, which requires us to allocate the cost of an acquired business to the acquired assets and liabilities based on their estimated fair values at the acquisition date. We recognize the excess of an acquired business’ cost over the fair value of acquired assets and liabilities as goodwill. We use a variety of information sources to determine the fair value of acquired assets and liabilities. We generally use third party appraisers to determine the fair value and lives of property and identifiable intangibles, consulting actuaries to assist in determining the fair value of obligations associated with defined benefit pension plans and legal counsel to assess obligations associated with legal and environmental claims.
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
Presentation of an Unrecognized Tax Benefit
In July 2013, the FASB issued new accounting rules related to standardizing the financial statement presentation of an unrecognized tax benefit, or a portion thereof, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new rules are effective for us in the first quarter of 2015 and applied prospectively. We do not expect the adoption of the new accounting rules to have a material impact on our financial condition, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices. Our risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations.
Foreign Exchange Risk
We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. Our exposure to foreign exchange rates exists primarily with respect to the Canadian dollar, Mexican peso and Japanese yen against the U.S. dollar. We use foreign exchange forward contracts to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward and option contracts. At December 28, 2013, the potential change in fair value of foreign currency derivative instruments, assuming a 10% adverse change in the underlying currency price, was $8 million.

Interest Rates
Our debt under the Revolving Loan Facility and Accounts Receivable Securitization Facility bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. We are required under the Senior Secured Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. We are in compliance with this provision as a result of our 6.375% Senior Notes which bear interest at fixed rates. Approximately 61% of our total debt outstanding at December 28, 2013 is at a fixed rate. Given a substantial portion of our debt is at fixed rates, a 25-basis point movement in the annual interest rate charged on the outstanding debt balances as of December 28, 2013 would only result in a change in annual interest expense of approximately $2 million.
Commodities
Cotton is the primary raw material used in manufacturing many of our products. While we have sold our yarn operations, we are still exposed to fluctuations in the cost of cotton. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers, while decreases in cotton prices can result in inventory comprised of products made from higher-cost yarn and in our purchase of cotton at contractually fixed prices that are above the current market rate. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. The cost of cotton used in goods manufactured by us represented approximately 7% of our cost of sales in 2013. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold. For example, we estimate that an increase of $0.01 per pound in cotton prices at current levels of production would affect our annual cost of sales by $3 million related to finished goods manufactured internally in our manufacturing facilities and $1 million related to finished goods sourced by third parties. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, significant decreases in the price of cotton may result in the cost of inventory exceeding the cost of new production, which could result in lower gross margins, particularly if these decreases result in downward price pressure.
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
Our financial statements required by this item are contained on pages F-1 through F-48 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

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
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We excluded our wholly-owned subsidiary, Maidenform from our assessment of internal control over financial reporting as of December 28, 2013 because our control over the operation was acquired in a purchase business combination during 2013.

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
(a)(3) Exhibits
See “Index to Exhibits” beginning on page E-1, which is incorporated by reference herein. The Index to Exhibits lists all exhibits filed with this Report and identifies which of those exhibits are management contracts and compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of February, 2014.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Richard A. Noll	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 6, 2014
Richard A. Noll

/s/ Richard D. Moss	Chief Financial Officer (principal financial officer)	February 6, 2014
Richard D. Moss

/s/ Michael S. Ryan	Chief Accounting Officer and Controller (principal accounting officer)	February 6, 2014
Michael S. Ryan

/s/ Lee A. Chaden	Director	February 6, 2014
Lee A. Chaden

/s/ Bobby J. Griffin	Director	February 6, 2014
Bobby J. Griffin

/s/ James C. Johnson	Director	February 6, 2014
James C. Johnson

/s/ Jessica T. Mathews	Director	February 6, 2014
Jessica T. Mathews

/s/ Robert F. Moran	Director	February 6, 2014
Robert F. Moran

/s/ J. Patrick Mulcahy	Director	February 6, 2014
J. Patrick Mulcahy

/s/ Ronald L. Nelson	Director	February 6, 2014
Ronald L. Nelson

/s/ Andrew J. Schindler	Director	February 6, 2014
Andrew J. Schindler

Signature	Capacity	Date

/s/ Ann E. Ziegler	Director	February 6, 2014
Ann E. Ziegler

INDEX TO EXHIBITS
References in this Index to Exhibits to the “Registrant” are to Hanesbrands Inc. The Registrant will furnish you, without charge, a copy of any exhibit, upon written request. Written requests to obtain any exhibit should be sent to Corporate Secretary, Hanesbrands Inc., 1000 East Hanes Mill Road, Winston-Salem, North Carolina 27105.

Exhibit Number	Description

2.1
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

4.4
Fourth Supplemental Indenture (to the 2008 Indenture) dated November 9, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010).

4.5
Sixth Supplemental Indenture (to the 2008 Indenture) dated July 1, 2013 among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc. and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 2013).

4.6
Eighth Supplemental Indenture (to the 2008 Indenture) dated September 11, 2013 among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc. and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 2013).

4.7
Tenth Supplemental Indenture (to the 2008 Indenture) dated October 8, 2013 among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc. and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 2013).

4.8
Twelfth Supplemental Indenture (to the 2008 Indenture) dated November 4, 2013 among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc. and Branch Banking and Trust Company(incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-3 (Commission file number 333-192932) filed with the Securities and Exchange Commission on December 18, 2013).

Exhibit Number	Description

4.9
Thirteenth Supplemental Indenture (to the 2008 Indenture) dated December 16, 2013 among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc. and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-3 (Commission file number 333-192932) filed with the Securities and Exchange Commission on December 18, 2013).

10.1
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

10.3	Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated).*

10.4	Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated).*

10.5	Form of Performance Stock and Cash Award – Cash Component Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated).*

10.6	Form of Performance Stock and Cash Award – Stock Component Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated).*

10.7	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated). *

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

10.11	Hanesbrands Inc. Executive Deferred Compensation Plan, as amended.*

10.12
Hanesbrands Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.13
Hanesbrands Inc. Executive Long-Term Disability Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.14
Hanesbrands Inc. Employee Stock Purchase Plan of 2006, as amended (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2010).*

10.15
Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009.*

Exhibit Number	Description

10.16
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers prior to December 2010 and schedule of all such agreements with current executive officers (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 24, 2013).*

10.17
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers after December 2010 and schedule of all such agreements with current executive officers.*

10.18
Master Separation Agreement dated August 31, 2006 between the Registrant and
Sara Lee Corporation (incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

10.19
Tax Sharing Agreement dated August 31, 2006 between the Registrant and Sara Lee Corporation (incorporated by reference from Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

10.20
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

10.25
Amended and Restated Credit Agreement dated as of December 10, 2009 (the “Senior Secured Credit Facility”), among the Registrant, the various financial institutions and other persons from time to time party to the Senior Secured Credit Facility,
Barclays Bank PLC and Goldman Sachs Credit Partners L.P., as the co-documentation agents, Bank of America, N.A. and HSBC Securities (USA) Inc., as the co-syndication agents, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and J.P. Morgan Securities Inc., Banc of America Securities LLC, HSBC Securities (USA) Inc. and Barclays Capital, the investment banking division of Barclays Bank PLC, as the joint lead arrangers and joint bookrunners (incorporated by reference from Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).

10.26
First Amendment dated February 17, 2011 to the Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2011).

10.27
Second Amendment dated July 13, 2012 to the Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2012).

Exhibit Number	Description

10.28
Third Amendment dated July 23, 2013 to the Senior Secured Credit Facility (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2013).

10.29	Fourth Amendment dated November 26, 2013 to the Senior Secured Credit Facility.

10.30
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

10.31
Amendment No. 1 dated as of March 16, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009).†

10.32
Amendment No. 2 dated as of April 13, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009).†

10.33
Amendment No. 3 dated as of August 17, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2009).

10.34
Amendment No. 4 dated as of December 10, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).

10.35
Amendment No. 5 dated as of December 21, 2009 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).†

10.36
Amendment No. 6 dated as of December 18, 2010 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2011).

10.37
Amendment No. 7 dated as of January 31, 2011 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2011).†

10.38
Amendment No. 8 dated as of March 18, 2011 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011).†

10.39
Amendment No. 9 dated as of March 16, 2012 to the Accounts Receivables Securitization Facility (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2012).

10.40
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

Exhibit Number	Description

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Richard A. Noll, Chief Executive Officer.

31.2	Certification of Richard D. Moss, Chief Financial Officer.

32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.

32.2	Section 1350 Certification of Richard D. Moss, Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plans or arrangements.
†
Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
HANESBRANDS INC.

Hanesbrands Inc.
Management’s Report on Internal Control Over Financial Reporting
The Company excluded its wholly-owned subsidiary, Maidenform Brands, LLC (“Maidenform”) from its assessment of internal control over financial reporting as of December 28, 2013 because its control over this operation was acquired by the Company in a purchase business combination during 2013. The total assets and total revenues of Maidenform represented 12% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 28, 2013.
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
Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of December 28, 2013, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management determined that Hanesbrands’ internal control over financial reporting was effective as of December 28, 2013.
The effectiveness of our internal control over financial reporting as of December 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hanesbrands Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hanesbrands Inc. (the “Company”) at December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in the Report of Management on Internal Controls Over Financial Reporting, management has excluded Maidenform from its assessment of internal controls over financial reporting as of December 28, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded Maidenform from our audit of internal control over financial reporting. Maidenform is a wholly-owned subsidiary whose total assets and total revenues represent 12% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 28, 2013.
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 6, 2014

HANESBRANDS INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	$4,627,802	$4,525,721	$4,434,291
Cost of sales	3,016,109	3,105,674	2,941,083
Gross profit	1,611,693	1,420,047	1,493,208
Selling, general and administrative expenses	1,096,507	979,932	1,046,081
Operating profit	515,186	440,115	447,127
Other expenses	17,501	40,315	6,377
Interest expense, net	101,884	136,855	156,198
Income from continuing operations before income tax expense	395,801	262,945	284,552
Income tax expense	65,307	30,502	41,983
Income from continuing operations	330,494	232,443	242,569
Income (loss) from discontinued operations, net of tax	—	(67,762)	24,119
Net income	$330,494	$164,681	$266,688

Earnings per share — basic:
Continuing operations	$3.31	$2.35	$2.48
Discontinued operations	—	(0.69)	0.25
Net income	$3.31	$1.67	$2.73

Earnings per share — diluted:
Continuing operations	$3.25	$2.32	$2.44
Discontinued operations	—	(0.68)	0.24
Net income	$3.25	$1.64	$2.69

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income	$330,494	$164,681	$266,688
Other comprehensive income (loss):
Foreign currency translation	(13,594)	(838)	(9,890)
Cash flow hedges, net of tax effect of ($476), $1,264 and ($1,939), respectively	717	(1,906)	2,922
Interest rate hedge, net of tax effect of $0, ($1,371) and ($5,556), respectively	—	2,066	8,379
Defined benefit plans, net of tax effect of ($61,582), ($11,514) and ($79,577), respectively	93,473	16,316	(121,447)
Other comprehensive income (loss)	80,596	15,638	(120,036)
Comprehensive income	$411,090	$180,319	$146,652

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 28, 2013	December 29, 2012
Assets
Cash and cash equivalents	$115,863	$42,796
Trade accounts receivable, net	578,558	506,278
Inventories	1,283,331	1,253,136
Deferred tax assets	197,260	166,189
Other current assets	68,654	59,126
Total current assets	2,243,666	2,027,525
Property, net	579,883	596,158
Trademarks and other identifiable intangibles, net	377,751	120,114
Goodwill	626,392	433,300
Deferred tax assets	207,426	397,529
Other noncurrent assets	54,930	57,074
Total assets	$4,090,048	$3,631,700

Liabilities and Stockholders’ Equity
Accounts payable	$466,270	$403,644
Accrued liabilities and other:
Payroll and employee benefits	143,543	114,501
Advertising and promotion	73,841	74,132
Other	97,642	83,339
Notes payable	36,192	26,216
Accounts Receivable Securitization Facility	181,790	173,836
Total current liabilities	999,278	875,668
Long-term debt	1,467,000	1,317,500
Pension and postretirement benefits	263,819	446,267
Other noncurrent liabilities	129,328	105,399
Total liabilities	2,859,425	2,744,834

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 99,455,478 and 98,269,868, respectively	995	983
Additional paid-in capital	285,227	292,029
Retained earnings	1,181,418	911,467
Accumulated other comprehensive loss	(237,017)	(317,613)
Total stockholders’ equity	1,230,623	886,866
Total liabilities and stockholders’ equity	$4,090,048	$3,631,700

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at January 1, 2011	96,207	$962	$294,829	$480,098	$(213,215)	$562,674
Net income	—	—	—	266,688	—	266,688
Translation adjustments	—	—	—	—	(9,890)	(9,890)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	11,301	11,301
Net unrecognized loss from pension and postretirement plans	—	—	—	—	(121,447)	(121,447)
Stock-based compensation	—	—	15,822	—	—	15,822
Exercise of stock options, vesting of restricted stock units and other	1,310	13	15,364	—	—	15,377
Net transactions related to spin off	—	—	(59,464)	—	—	(59,464)
Balances at December 31, 2011	97,517	$975	$266,551	$746,786	$(333,251)	$681,061
Net income	—	—	—	164,681	—	164,681
Translation adjustments	—	—	—	—	(838)	(838)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	160	160
Net unrecognized gain from pension and postretirement plans	—	—	—	—	16,316	16,316
Stock-based compensation	—	—	20,183	—	—	20,183
Exercise of stock options, vesting of restricted stock units and other	753	8	5,295	—	—	5,303
Balances at December 29, 2012	98,270	$983	$292,029	$911,467	$(317,613)	$886,866
Net income	—	—	—	330,494	—	330,494
Dividends	—	—	—	(60,543)	—	(60,543)
Translation adjustments	—	—	—	—	(13,594)	(13,594)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	717	717
Net unrecognized gain from pension and postretirement plans	—	—	—	—	93,473	93,473
Stock-based compensation	—	—	23,845	—	—	23,845
Net exercise of stock options, vesting of restricted stock units and other	1,185	12	(16,412)	—	—	(16,400)
Net transactions related to spin off	—	—	(14,235)	—	—	(14,235)
Balances at December 28, 2013	99,455	$995	$285,227	$1,181,418	$(237,017)	$1,230,623

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Operating activities:
Net income	$330,494	$164,681	$266,688
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	76,125	78,784	76,174
Amortization of intangibles	14,765	14,252	14,551
Impairment of intangibles	—	37,425	—
Loss on disposition of business	—	32,829	—
Write-off on early extinguishment of debt	4,865	9,559	3,297
Amortization of debt issuance costs	6,921	9,168	10,367
Amortization of loss on interest rate hedge	—	2,560	11,292
Stock compensation expense	24,178	20,496	16,173
Deferred taxes	14,616	(32,583)	1,948
Other	(3,027)	(9,813)	1,661
Changes in assets and liabilities, net of acquisition and disposition of businesses:
Accounts receivable	4,803	(46,812)	26,585
Inventories	83,748	313,818	(287,908)
Other assets	12,857	5,453	3,639
Accounts payable	30,897	(40,583)	39,706
Accrued liabilities and other	(9,961)	(5,627)	(10,695)
Net cash from operating activities	591,281	553,607	173,478

Investing activities:
Purchases of property, plant and equipment	(43,627)	(40,994)	(90,099)
Proceeds from sales of assets	6,089	424	13,620
Acquisition of business, net of cash acquired	(559,855)	—	(9,154)
Disposition of business	—	12,704	—
Net cash from investing activities	(597,393)	(27,866)	(85,633)

Financing activities:
Borrowings on notes payable	101,175	78,036	360,893
Repayments on notes payable	(91,027)	(115,117)	(348,924)
Borrowings on Accounts Receivable Securitization Facility	145,715	177,300	280,629
Repayments on Accounts Receivable Securitization Facility	(137,761)	(170,397)	(203,696)
Borrowings on Revolving Loan Facility	4,053,500	2,938,500	2,890,000
Repayments on Revolving Loan Facility	(3,654,000)	(2,885,500)	(2,875,500)
Redemption of Floating Rate Senior Notes	—	(293,277)	(197,458)
Redemption of debt under 8% Senior Notes	(250,000)	(250,000)	—
Cash dividends paid	(59,442)	—	—
Payments to amend and refinance credit facilities	(5,630)	(2,353)	(3,757)
Proceeds from stock options exercised	5,279	8,752	17,104
Taxes paid related to net shares settlement of equity awards	(41,839)	(4,705)	(5,521)
Excess tax benefit from stock-based compensation	26,784	1,253	1,673
Transactions with Sara Lee Corporation	—	—	(11,403)
Other	1,003	(269)	920
Net cash from financing activities	93,757	(517,777)	(95,040)
Effect of changes in foreign exchange rates on cash	(14,578)	(513)	(1,131)
Change in cash and cash equivalents	73,067	7,451	(8,326)
Cash and cash equivalents at beginning of year	42,796	35,345	43,671
Cash and cash equivalents at end of year	$115,863	$42,796	$35,345

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Consolidated Financial Statements
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

(1)	Background
Hanesbrands Inc., a Maryland corporation (the “Company”), is a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bali, Playtex, Maidenform, JMS/Just My Size, L’eggs, Flexees, barely there, Wonderbra, Gear for Sports and Lilyette. In addition, the international brands include Zorba, Rinbros, Sol y Oro, Track N Field and Ritmo. The Company designs, manufactures, sources and sells a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery.
The Company’s fiscal year ends on the Saturday closest to December 31. All references to “2013”, “2012” and “2011” relate to the 52 week fiscal years ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

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
(e) Advertising Expense
Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” caption in the Consolidated Statements of Income of $161,541, $123,354 and $183,775 in 2013, 2012 and 2011, respectively.
(f) Shipping and Handling Costs
Revenue received for shipping and handling costs is included in net sales and was $25,423, $25,062 and $23,943 in 2013, 2012 and 2011, respectively. Shipping costs, that comprise payments to third party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $241,026, $239,464 and $249,765 in 2013, 2012 and 2011, respectively. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.
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
(h) Research and Development
Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. Research and development includes expenditures for new product, technological improvements for existing products and process innovation, which primarily consist of salaries, consulting and supplies attributable to time spent on research and development activities. Additional costs include depreciation and maintenance for research and development equipment and facilities. Research and development expense was $51,316, $48,323 and $47,056 in 2013, 2012 and 2011, respectively.
(i) Defined Contribution Benefit Plans
The Company sponsors 401(k) plans as well as other defined contribution benefit plans. Expense for these plans was $23,489, $21,564 and $19,063 in 2013, 2012 and 2011, respectively.
(j) Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the time of purchase are considered to be cash equivalents.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

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
(n) Trademarks and Other Identifiable Intangible Assets
The primary identifiable intangible assets of the Company are trademarks, license agreements, customer and distributor relationships and computer software. Identifiable intangible assets with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. Trademarks with finite lives are being amortized over periods ranging from six to 30 years, license agreements are being amortized over periods ranging from six to 15 years, customer and distributor relationships are being amortized over periods ranging from three to 15 years and computer software is being amortized over periods ranging from three to seven years.
Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property. Identifiable intangible assets not subject to amortization are assessed for impairment at least annually, as of the first day of the third fiscal quarter, and as triggering events occur. The impairment test for identifiable intangible assets not subject to amortization consists of comparing the fair value of the intangible asset to its carrying amount. If the carrying value exceeds the fair value of the asset, an impairment loss is recognized in an amount equal to such excess. In assessing fair value, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of intangible asset impairment.
The Company capitalizes internal software development costs, which include the actual costs to purchase software from vendors and generally include personnel and related costs for employees who were directly associated with the enhancement

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

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
Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events occur. The Company’s annual measurement date is the first day of the third fiscal quarter. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units and compares it to the carrying value. If the carrying value of the reporting unit exceeds its fair value, the next step of the process involves comparing the implied fair value to the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to such excess. No impairment of goodwill was identified as a result of the testing conducted in 2013. In estimating the fair values of the reporting units, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.
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
(q) Stock-Based Compensation
The Company established the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated), (the “Omnibus Incentive Plan”) to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company and incent performance and retention of employees. The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

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
(t) Assets and Liabilities Acquired in Business Combinations
Business combinations are accounted for using the purchase method, which requires the Company to allocate the cost of an acquired business to the acquired assets and liabilities based on their estimated fair values at the acquisition date. The Company recognizes the excess of an acquired business’ cost over the fair value of acquired assets and liabilities as goodwill. Fair values are determined using the income approach based on market participant assumptions focusing on future cash flow projections and accepted industry standards.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

(u) Recently Issued Accounting Pronouncements
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
Presentation of an Unrecognized Tax Benefit
In July 2013, the FASB issued new accounting rules related to standardizing the financial statement presentation of an unrecognized tax benefit, or a portion thereof, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new rules are effective for the Company in the first quarter of 2015 and applied prospectively. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.
(v) Reclassifications
Certain prior year amounts in the Consolidated Statements of Cash Flow, none of which are material, have been reclassified to conform with the current year presentation. These reclassifications within the statements, which relate to a change in the classification of taxes paid related to net shares settlement of equity awards, had no impact on the Company’s results of operations.

(3)	Maidenform Acquisition
In October 2013, the Company acquired 100% of the outstanding shares of Maidenform Brands, Inc. (“Maidenform”) at $23.50 per share for a total purchase price of $580,505. The acquisition was financed through a combination of cash on hand and short-term borrowing on the Company’s revolving credit facility.
Maidenform contributed net revenues of $98,400 and pretax earnings of $827 (excluding acquisition and integration related charges of $73,798 since the date of the acquisition). The results of Maidenform have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the Innerwear, Direct to Consumer and International segments based on geographic location and distribution channel.
Maidenform is a global intimate apparel company with a portfolio of well-known brands including Maidenform, Flexees and Lilyette. The acquisition will create growth and cost savings opportunities and increased scale to serve retailers. Maidenform sourced all of its products from manufacturers, while the Company utilizes its low cost supply chain supplemented by third party manufacturing to maximize the value of Maidenform to retailers and consumers. Factors that contribute to the amount of goodwill recognized for the acquisition include (i) long term growth opportunities expected with combining strengths and capabilities of the portfolios and cross-introducing products, (ii) cost savings by utilizing the Company’s low-cost supply chain and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.
The Maidenform, Flexees and Lilyette trademarks and brand names, which management believes to have indefinite lives, have been valued at $220,200. Amortizable intangible assets have been assigned values of $34,340 for customer and distributor relationships, $11,300 for license agreements and $4,590 for computer software and other intangibles. Customer and distributor

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

relationships are being amortized over two and 15 years, respectively. License agreements are amortized over seven years. Computer software and other intangibles are amortized over one to five years.
The allocation of purchase price is preliminary and subject to change. The primary areas of the purchase price that are not yet finalized are related to certain income taxes and residual goodwill. Accordingly, adjustments will be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances which existed at the valuation date. The acquired assets and assumed liabilities at the date of acquisition (October 7, 2013) include the following:

Cash and cash equivalents	$20,650
Trade accounts receivable, net	86,794
Inventories	125,179
Other current assets	29,860
Property, net	14,528
Trademarks and other identifiable intangibles, net	270,430
Other noncurrent assets	9,153
Total assets acquired	556,594
Accounts payables	34,101
Accrued liabilities and other	13,055
Deferred tax liabilities, noncurrent	118,189
Other noncurrent liabilities	4,070
Total liabilities assumed	169,415
Net assets acquired	387,179
Goodwill	193,326
Purchase price	$580,505
Unaudited pro forma results of operations for the Company are presented below assuming that the 2013 acquisition of Maidenform had occurred at the beginning of 2012. Pro forma operating results for 2012 include expenses totaling $25,224 for acquisition-related charges.

	December 28, 2013	December 29, 2012
Net sales	$5,067,197	$5,125,998
Income from continuing operations	370,469	240,678
Earnings per share from continuing operations:
Basic	$3.71	$2.44
Diluted	3.64	2.40
Pro forma financial information is not necessarily indicative of the Company’s operations results if the acquisition has been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

(4)	Earnings Per Share
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the period. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Basic weighted average shares outstanding	99,859	98,709	97,710
Effect of potentially dilutive securities:
Stock options	1,536	1,245	1,163
Restricted stock units	427	314	376
Employee stock purchase plan and other	1	1	2
Diluted weighted average shares outstanding	101,823	100,269	99,251
 Options to purchase 0, 0 and 6 shares of common stock and 206, 263 and 1 restricted stock units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for 2013, 2012, and 2011, respectively.

(5)	Stock-Based Compensation
The Company established the Omnibus Incentive Plan to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company and incent performance and retention of employees.
Stock Options
The exercise price of each stock option equals the closing market price of Hanesbrands’ stock on the date of grant. Options granted vest ratably over three years and can be exercised over a term of 10 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during any of the periods presented.
A summary of the changes in stock options outstanding to the Company’s employees under the Omnibus Incentive Plan is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Options outstanding at January 1, 2011	6,218	$22.35	$19,914	6.90
Exercised	(772)	22.17
Forfeited	(132)	20.50

Options outstanding at December 31, 2011	5,314	$22.42	$7,202	5.90
Exercised	(448)	19.79
Forfeited	(9)	23.73

Options outstanding at December 29, 2012	4,857	$22.68	$59,744	4.91
Exercised	(2,077)	23.42
Forfeited	(2)	22.37

Options outstanding at December 28, 2013	2,778	$22.12	$131,219	4.31

Options exercisable at December 28, 2013	2,778	$22.12	$131,219	4.31
There were 63, 1,704 and 3,696 options that vested during 2013, 2012 and 2011, respectively. The total intrinsic value of options that were exercised during 2013, 2012 and 2011 was $95,380, $6,800 and $5,756 respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $56,679, $5,998 and $5,756 for 2013, 2012 and 2011, respectively.
Stock Unit Awards
Restricted stock units (RSUs) of Hanesbrands’ stock are granted to certain Company non-employee directors and employees to incent performance and retention over periods of one to three years, respectively. Upon vesting, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. Some RSUs which have been granted under the Omnibus Incentive Plan vest upon continued future service to the Company, while others also have a performance-based vesting feature. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees provide the requisite service to the Company. A summary of the changes in the restricted stock unit awards outstanding under the Omnibus Incentive Plan is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Nonvested share units outstanding at January 1, 2011	1,330	$23.08	$33,794	1.73
Granted — non-performanced based	497	23.60
Granted — performanced based	256	23.46
Vested	(741)	21.06
Forfeited	(117)	22.82

Nonvested share units outstanding at December 31, 2011	1,225	$24.61	$26,782	2.37
Granted — non-performanced based	335	35.62
Granted — performanced based	288	32.20
Vested	(400)	24.56
Forfeited	(42)	25.38

Nonvested share units outstanding at December 29, 2012	1,406	$28.76	$49,188	1.99
Granted — non-performanced based	201	67.37
Granted — performanced based	224	52.93
Vested	(606)	27.95
Forfeited	(32)	28.17

Nonvested share units outstanding at December 28, 2013	1,193	$40.23	$82,742	1.79
The total fair value of shares vested during 2013, 2012 and 2011 was $16,933, $9,824 and $15,605, respectively. Certain participants elected to defer receipt of shares earned upon vesting.
In addition to granting RSUs that vest solely upon continued future service to the Company, the Company also grants performanced-based restricted stock units where the number of shares of the Company’s common stock that will be received upon vesting range from 0% to 200% of the number of units granted based on the Company’s achievement of certain performance metrics. These performanced-based stock awards, which are included in the table above, represent awards that are earned based on future performance and service. As reported in the above table, the number of performanced-based restricted stock units granted each year represents the initial units granted on the date of grant plus any additional units that were earned based on the final achievement of the respective performance thresholds.
For all share-based payments under the Omnibus Incentive Plan, during 2013, 2012 and 2011, the Company recognized total compensation expense of $23,845, $20,183 and $15,822 and recognized a deferred tax benefit of $11,045, $7,915 and $6,164, respectively.
At December 28, 2013, there was $18,621 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $12,169, $4,814 and $1,638 is expected to be recognized in 2014, 2015 and 2016, respectively. The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

Omnibus Incentive Plan by issuing newly authorized shares. The Omnibus Incentive Plan authorized 15,805 shares for awards of stock options and restricted stock units, of which 3,442 were available for future grants as of December 28, 2013.
Employee Stock Purchase Plan
The Company established the Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (the “ESPP”), which is qualified under Section 423 of the Internal Revenue Code. An aggregate of up to 2,442 shares of Hanesbrands common stock may be purchased by eligible employees pursuant to the ESPP. The purchase price for shares under the ESPP is equal to 85% of the stock’s fair market value on the purchase date. During 2013, 2012 and 2011, 40, 73 and 82 shares, respectively, were purchased under the ESPP by eligible employees. The Company had 1,805 shares of common stock available for issuance under the ESPP as of December 28, 2013. The Company recognized $333, $313 and $351 of stock compensation expense under the ESPP during 2013, 2012 and 2011, respectively.

(6)	Trade Accounts Receivable
Allowances for Trade Accounts Receivable
The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions are as follows:

	Allowance for Doubtful Accounts	Allowance for Chargebacks and Other Deductions	Total
Balance at January 1, 2011	$11,116	$8,076	$19,192
Charged to expenses	(1,142)	6,393	5,251
Deductions and write-offs	(1,250)	(5,775)	(7,025)

Balance at December 31, 2011	8,724	8,694	17,418

Charged to expenses	747	7,570	8,317
Deductions and write-offs	(3,284)	(7,511)	(10,795)

Balance at December 29, 2012	6,187	8,753	14,940

Charged to expenses	1,445	5,288	6,733
Deductions and write-offs	(2,346)	(5,991)	(8,337)

Balance at December 28, 2013	$5,286	$8,050	$13,336
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
Sales of Accounts Receivable
The Company has entered into agreements to sell selected trade accounts receivable to financial institutions. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution services and collects these accounts receivable directly from the customer. Net proceeds of these accounts receivable sale programs are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows. The Company recognized funding fees of $2,636, $3,136 and $3,080 in 2013, 2012 and 2011, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Consolidated Statements of Income.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

(7)	Inventories
Inventories consisted of the following:

	December 28, 2013	December 29, 2012
Raw materials	$170,524	$167,883
Work in process	142,713	143,713
Finished goods	970,094	941,540
	$1,283,331	$1,253,136

(8)	Property, Net
Property is summarized as follows:

	December 28, 2013	December 29, 2012
Land	$28,895	$26,286
Buildings and improvements	477,167	483,814
Machinery and equipment	872,038	886,413
Construction in progress	20,855	13,155
Capital leases	4,031	3,709
	1,402,986	1,413,377
Less accumulated depreciation	823,103	817,219
Property, net	$579,883	$596,158

(9)	Notes Payable
The Company had the following short-term revolving facilities at December 28, 2013 and December 29, 2012:

	Interest Rate as of December 28, 2013	Principal Amount
		December 28, 2013	December 29, 2012
El Salvador	3.00%	$30,000	$25,000
Philippines	3.16%	1,417	1,216
China	6.02%	4,775	—
		$36,192	$26,216
As of December 28, 2013 and December 29, 2012, the Company had total borrowing availability of $104,889 and $111,708, respectively, under the international loan facilities. Total interest paid on notes payable was $567, $4,014 and $2,306 in 2013, 2012 and 2011, respectively. The Company was in compliance with the financial covenants contained in each of the facilities at December 28, 2013.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

(10)	Debt
The Company had the following debt at December 28, 2013 and December 29, 2012:

	Interest Rate as of December 28, 2013	Principal Amount
		December 28, 2013	December 29, 2012	Maturity Date
Senior Secured Credit Facility:
Revolving Loan Facility	1.69%	$467,000	$67,500	July 2018
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
Accounts Receivable Securitization Facility	1.22%	181,790	173,836	March 2014
8% Senior Notes	—	—	250,000
		1,648,790	1,491,336
Less current maturities		181,790	173,836
		$1,467,000	$1,317,500
The Company’s primary financing arrangements are the senior secured credit facility (the “Senior Secured Credit Facility”), $1,000,000 in aggregate principal amount of 6.375% senior notes (the “6.375% Senior Notes”) and the Accounts Receivable Securitization Facility. The outstanding balances at December 28, 2013 are reported in the “Long-term debt” and “Accounts Receivable Securitization Facility” lines of the Consolidated Balance Sheets.
Total cash paid for interest related to debt in 2013, 2012 and 2011 was $96,434, $124,427 and $140,083, respectively.
Senior Secured Credit Facility
The Senior Secured Credit Facility provides for borrowings of up to $1,100,000 on a revolving loan facility (the “Revolving Loan Facility”). The Company increased the commitments under the Revolving Loan Facility from $600,000 to $1,100,000 in 2013. Proceeds of the Revolving Loan Facility are used for general corporate purposes and working capital needs. The Revolving Loan Facility matures on July 23, 2018. All borrowings under the Revolving Loan Facility must be repaid in full upon maturity.
A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At the Company’s option, it may add one or more term loan facilities or increase the commitments under the Revolving Loan Facility so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence and that the Company is in pro forma compliance with the financial covenants described below. As of December 28, 2013, the Company had $467,000 outstanding under the Revolving Loan Facility, $9,677 of standby and trade letters of credit issued and outstanding under this facility and $623,323 of borrowing availability. At December 28, 2013, the interest rate on the Revolving Loan Facility was 1.69%.
 The Senior Secured Credit Facility is guaranteed by substantially all of the Company’s existing and future direct and indirect U.S. subsidiaries, with certain customary or agreed-upon exceptions for foreign subsidiaries and certain other subsidiaries. The Company and each of the guarantors under the Senior Secured Credit Facility have granted the lenders under the Senior Secured Credit Facility a valid and perfected first priority (subject to certain customary exceptions) lien and security interest in the following:

•
the equity interests of substantially all of the Company’s direct and indirect U.S. subsidiaries (other than U.S. subsidiaries directly or indirectly owned by foreign subsidiaries) and 65% of the voting securities of certain first tier foreign subsidiaries; and

•
substantially all present and future property and assets, real and personal, tangible and intangible, of the Company and each guarantor, except for certain enumerated interests, and all proceeds and products of such property and assets.

At the Company’s option, borrowings under the Senior Secured Credit Facility may be maintained from time to time as (i) “Base Rate” loans, which bear interest at the highest of (a) 1/2 of 1% in excess of the federal funds rate, (b) the rate publicly announced by JPMorgan Chase Bank as its “prime rate” at its principal office in New York City, in effect from time to time and

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

(c) the “LIBO Rate” (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves) for LIBOR-based loans with a one-month interest period plus 1.0%, in effect from time to time, in each case plus the applicable margin, or (ii) LIBOR-based loans, which bear interest at the LIBO Rate (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), as determined by reference to the rate for deposits in dollars appearing on the Reuters Screen LIBOR1 or LIBOR02 Page for the respective interest period or other commercially available source designated by an administrative agent, plus the applicable margin in effect from time to time. The applicable margin is determined by reference to a leverage-based pricing grid set forth in the Senior Secured Credit Facility. The applicable margin ranges from a maximum of 2.25% in the case of LIBOR-based loans and 1.25% in the case of Base Rate loans if the Company’s leverage ratio is greater than or equal to 4.00 to 1, and will step down in 0.25% increments to a minimum of 1.50% in the case of LIBOR-based loans and 0.50% in the case of Base Rate loans if the Company’s leverage ratio is less than 2.50 to 1.
The Senior Secured Credit Facility requires the Company to comply with customary affirmative, negative and financial covenants. The Senior Secured Credit Facility requires that the Company maintain a minimum interest coverage ratio, a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio. The interest coverage ratio covenant requires that the ratio of the Company’s EBITDA for the preceding four fiscal quarters to its consolidated total interest expense for such period shall not be less than a specified ratio for each fiscal quarter. This ratio was 3.25 to 1 beginning with the fourth fiscal quarter of 2012 and will remain at his level thereafter. The leverage ratio covenant requires that the ratio of the Company’s total debt to EBITDA for the preceding four fiscal quarters will not be more than a specified ratio for each fiscal quarter. This ratio was 4.25 to 1 beginning with the fourth fiscal quarter of 2012 and declines over time until it reaches 3.75 to 1 for the fourth fiscal quarter of 2014 and will remain at this level thereafter. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
In addition, the commitment fee for the unused portion of revolving loan commitments made by the Lenders is between 25 and 35 basis points based on the applicable commitment fee margin in effect from time to time. When the Leverage Ratio (as defined in the Senior Secured Credit Facility) is greater than or equal to 4.00 to 1.00, the commitment fee margin is 0.350%. When the Leverage Ratio is less than 4.00 to 1.00 but greater than or equal to 3.25 to 1.00, the applicable commitment fee margin is 0.300%. When the Leverage Ratio is less than 3.25 to 1.00, the applicable commitment fee margin is 0.250%.
The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the Senior Secured Credit Facility). As of December 28, 2013 the Company was in compliance with all financial covenants.
6.375% Senior Notes
On November 9, 2010, the Company issued $1,000,000 aggregate principal amount of the 6.375% Senior Notes. The 6.375% Senior Notes are senior unsecured obligations that rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness. The 6.375% Senior Notes bear interest at an annual rate equal to 6.375%. Interest is payable on the 6.375% Senior Notes on June 15 and December 15 of each year. The 6.375% Senior Notes will mature on December 15, 2020. The net proceeds from the sale of the 6.375% Senior Notes were approximately $979,000. The net proceeds were used to repay all outstanding borrowings under another loan facility, reduce the outstanding borrowings under the Revolving Loan Facility and to pay fees and expenses relating to these transactions. The 6.375% Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

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
Accounts Receivable Securitization Facility
The Accounts Receivable Securitization Facility provides for up to $225,000 in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. Under the terms of the Accounts Receivable Securitization Facility, the Company and certain of its subsidiaries sell, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly-owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits and financial institutions that are not affiliated with the Company. The commitments of any conduits party to the Accounts Receivable Securitization Facility are funded through the issuance of commercial paper in the short-term market or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes, but the assets of Receivables LLC will be used first to satisfy the creditors of Receivables LLC, not the Company’s creditors. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to the Company maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs. The Accounts Receivable Securitization Facility will terminate on March 14, 2014; however, the Company plans to extend the term.
Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. As of December 28, 2013, Receivables LLC had $181,790 outstanding under the Accounts Receivable Securitization Facility. The outstanding balance under the Accounts Receivable Securitization Facility is reported on the Consolidated Balance Sheet in the line “Accounts Receivable Securitization Facility.” In the case of any creditors party to the Accounts Receivable Securitization Facility that are conduits, unless the conduits fail to fund, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. If the conduits fail to fund, the Accounts Receivable Securitization Facility would be funded through committed bank purchasers, and the interest rate would be payable at the Company’s option at the rate announced from time to time by HSBC Bank USA, N.A. as its prime rate or at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) plus the applicable margin in effect from time to time. In the case of borrowings from any other creditors party to the Accounts Receivable Securitization Facility that are not conduits or their related committed bank purchasers, the interest rate is payable at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) or, if this rate is unavailable or otherwise does not accurately reflect the costs to these creditors related to the borrowings, the prime rate. These amounts are also considered financing costs and are included in interest expense on the Consolidated Statement of Income. In addition, Receivables LLC is required to make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities. The average blended interest rate for the outstanding balance as of December 28, 2013 was 1.22%.
The Accounts Receivable Securitization Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio contained from time to time in the Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the Managing Agents or their affiliates. As of December 28, 2013, the Company was in compliance with all financial covenants.
The total amount of receivables used as collateral for the credit facility was $320,192 at December 28, 2013 and is reported on the Company’s Consolidated Balance Sheet in trade accounts receivable less allowances.
8% Senior Notes
On December 10, 2009, the Company issued $500,000 aggregate principal amount of the 8% Senior Notes. The net proceeds from the sale of the 8% Senior Notes were approximately $480,000. The net proceeds, together with the proceeds from borrowings under the Senior Secured Credit Facility, were used to refinance borrowings under other loan facilities and to

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

pay fees and expenses relating to these transactions. During the fourth quarter of 2013, the Company completed the redemption of the remaining $250,000 of 8% Senior Notes.
Future Principal Payments
Future principal payments for all of the facilities described above are as follows: $181,790 due in 2014, $0 due in 2015 through 2017, $467,000 due in 2018 and $1,000,000 due in 2020.
Debt Issuance Costs
During 2013, 2012 and 2011, the Company incurred $5,630, $2,353 and $3,757, respectively, in capitalized debt issuance costs in connection with the amendments to the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from one to ten years. As of December 28, 2013, the net carrying value of unamortized debt issuance costs was $31,048 which is included in “Other Noncurrent Assets” in the Consolidated Balance Sheet. The Company’s debt issuance cost amortization was $6,921, $9,168 and $10,367 in 2013, 2012 and 2011, respectively.
The Company recognizes charges in the “Other expenses” line of the Consolidated Statements of Income for fees incurred in financing transactions such as refinancing and amendments and for write-offs incurred in the early extinguishment of debt. In 2013 and 2012, the Company recognized charges of $14,749 and $33,906, respectively, for the call premium and acceleration of unamortized debt costs related to the redemption of the 8% Senior Notes. In addition, in 2012 the Company recognized combined charges of $3,272 of write-offs on early extinguishment of debt related to the Floating Rate Senior Notes and the Revolving Loan Facility. In 2011, the Company recognized charges of $3,297 of a write-off on early extinguishment of debt related to the Floating Rate Senior Notes.

(11)	Commitments and Contingencies
The Company is a party to various pending legal proceedings, claims and environmental actions by government agencies. In accordance with the accounting rules for contingencies, the Company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to the particular matter. The recorded liabilities for these items were not material to the consolidated financial statements of the Company in any of the years presented. Although the outcome of such items cannot be determined with certainty, the Company’s legal counsel and management are of the opinion that the final outcome of these matters will not have a material adverse impact on the consolidated financial position, results of operations or liquidity.
Operating Leases
The Company leases certain buildings and equipment under agreements that are classified as operating leases. Rental expense under operating leases was $75,178, $72,639 and $71,711 in 2013, 2012 and 2011, respectively.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows: $68,127 in 2014, $59,284 in 2015, $50,593 in 2016, $44,484 in 2017, $40,600 in 2018 and $95,872 thereafter.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

completion of the agreement, royalties are expensed through “Cost of sales” as the related sales are made. Management has reviewed all license agreements and has concluded that there are no liabilities recorded at inception of the agreements.
During 2013, 2012 and 2011, the Company incurred royalty expense of approximately $42,075, $37,593 and $34,108, respectively.
Minimum amounts due under the license agreements are approximately $21,368 in 2014, $27,542 in 2015, $16,152 in 2016, $4,107 in 2017, $4,312 in 2018. In addition to the minimum guaranteed amounts under license agreements, the Company is a party to a partnership agreement which includes a minimum fee of $5,862 for each year from 2014 through 2019.

(12)	Intangible Assets and Goodwill
During 2013, as described in Note 3, “Maidenform Acquisition,” the Company acquired Maidenform in October 2013 which resulted in the recognition of $193,326 of goodwill and $270,430 of intangible assets, which consisted primarily of trademarks and customer relationships.
During 2012, the Company discontinued the Outer Banks domestic imagewear operations that served wholesalers that sell to the screen-print industry. The discontinuation resulted in write-downs of $37,253 of trademark and $172 of goodwill. See Note 19, “Discontinued Operations,” for further details.
During 2011, the Company completed the business acquisition of the assets of the TNF Group Unit Trust from TNF Group Pty Ltd, as trustee, and of Player Sportswear Unit Trust from Player Sportswear Pty Ltd, as trustee. The acquisition resulted in the recognition of $3,335 of goodwill and $1,820 of intangible assets, which consisted primarily of trademarks and customer relationships.
(a) Intangible Assets
The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

	Gross	Accumulated Amortization	Net Book Value
Year ended December 28, 2013:
Intangible assets subject to amortization:
Trademarks and brand names	$136,379	$75,559	$60,820
Licensing agreements	58,901	11,501	47,400
Customer and distributor relationships	37,654	2,430	35,224
Computer software	68,254	56,658	11,596
Other intangibles	3,281	770	2,511
	$304,469	$146,918	157,551
Intangible assets not subject to amortization:
Trademarks			220,200
Net book value of intangible assets			$377,751

	Gross	Accumulated Amortization	Net Book Value
Year ended December 29, 2012:
Intangible assets subject to amortization:
Trademarks and brand names	$140,855	$76,606	$64,249
Licensing agreements	47,600	7,612	39,988
Customer and distributor relationships	3,327	1,300	2,027
Computer software	62,820	50,556	12,264
Other intangibles	1,921	335	1,586
	$256,523	$136,409
Net book value of intangible assets			$120,114
The amortization expense for intangibles subject to amortization was $14,765, $13,526 and $12,817 for 2013, 2012 and 2011, respectively. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

of identifiable intangible assets or changes in foreign exchange rates is as follows: $19,838 in 2014, $14,003 in 2015, $12,458 in 2016, $10,019 in 2017 and $10,019 in 2018.
(b) Goodwill
Goodwill and the changes in those amounts during the period are as follows:

	Innerwear	Activewear	Direct to Consumer	International	Total
Net book value at December 31, 2011	$245,505	$171,386	$255	$16,250	$433,396
Disposition of business	—	(172)	—	—	(172)
Other	—	—	—	76	76
Net book value at December 29, 2012	245,505	171,214	255	16,326	433,300
Acquisition of business	181,726	—	2,900	8,700	193,326
Other	—	—	—	(234)	(234)
Net book value at December 28, 2013	$427,231	$171,214	$3,155	$24,792	$626,392

(13)	Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 31, 2011	$(7,496)	$582	$(540,388)	$214,051	$(333,251)
Amounts reclassified from accumulated other comprehensive loss	—	843	15,987	(6,712)	10,118
Current-period other comprehensive income (loss) activity	(838)	(576)	11,843	(4,909)	5,520

Balance at December 29, 2012	(8,334)	849	(512,558)	202,430	(317,613)
Amounts reclassified from accumulated other comprehensive loss	—	(400)	15,418	(5,874)	9,144
Current-period other comprehensive income (loss) activity	(13,594)	1,593	139,637	(56,184)	71,452

Balance at December 28, 2013	$(21,928)	$2,042	$(357,503)	$140,372	$(237,017)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

The Company had the following reclassifications out of Accumulated other comprehensive loss:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		December 28, 2013	December 29, 2012	December 31, 2011
Gain (loss) on foreign exchange contracts	Cost of sales	$(400)	$(2,594)	$1,713
	Income tax	160	1,034	(682)
	Net of tax	$(240)	$(1,560)	$1,031

Amortization of loss on interest rate hedge	Interest expense, net	$—	$3,437	$13,935
	Income tax	—	(1,371)	(5,556)
	Net of tax	$—	$2,066	$8,379

Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	$15,418	$15,987	$9,148
	Income tax	(6,034)	(6,375)	(3,648)
	Net of tax	$9,384	$9,612	$5,500

Total reclassifications		$9,144	$10,118	$14,910

(14)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of December 28, 2013, the notional U.S. dollar equivalent of commitments to purchase and sell foreign currencies within the Company’s derivative portfolio was $102,353, consisting of contracts hedging primarily exposures to the Mexican peso, Canadian dollar, Australian dollar and Japanese yen. As of December 29, 2012, the notional U.S. dollar equivalent of commitments to purchase and sell foreign currencies within the Company’s derivative portfolio was $88,512, consisting of contracts hedging primarily exposures to the Euro, Mexican peso, Canadian dollar and Japanese yen.
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
Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts recognized in the Consolidated Balance Sheets of the Company were as follows:

		Fair Value
	Balance Sheet Location	December 28, 2013	December 29, 2012
Hedges	Other current assets	$32	$708
Non-hedges	Other current assets	970	380
Total derivative assets		$1,002	$1,088

Hedges	Accrued liabilities	$—	$(184)
Non-hedges	Accrued liabilities	(28)	(84)
Total derivative liabilities		$(28)	$(268)

Net derivative asset		$974	$820

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

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
The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated Other Comprehensive Loss of approximately $911.
The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income.
The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion) Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Interest rate contracts	$—	$—	$(3)
Foreign exchange contracts	1,593	(262)	1,341
Total	$1,593	$(262)	$1,338

	Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Year Ended
		December 28, 2013	December 29, 2012	December 31, 2011
Interest rate contracts	Interest expense, net	$—	$(2,560)	$(11,621)
Interest rate contracts	Other expenses	—	(877)	(2,314)
Foreign exchange contracts	Cost of sales	400	(47)	(969)
Total		$400	$(3,484)	$(14,904)
Derivative Contracts Not Designated As Hedges
The Company uses foreign exchange derivative contracts as economic hedges against the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities.
The effect of derivative contracts not designated as hedges on the Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income Year Ended
		December 28, 2013	December 29, 2012	December 31, 2011
Foreign exchange contracts	Selling, general and administrative expenses	$458	$(3,757)	$1,804
Total		$458	$(3,757)	$1,804

(15)	Fair Value of Assets and Liabilities
Fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. A three-tier fair value hierarchy, which prioritizes the inputs used

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

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
The Company primarily applies the market approach for commodity derivatives and for all defined benefit plan investment assets and the income approach for interest rate and foreign currency derivatives for recurring fair value measurements and attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The determination of fair values incorporates various factors that include not only the credit standing of the counterparties involved and the impact of credit enhancements, but also the impact of the Company’s nonperformance risk on its liabilities. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.
As of December 28, 2013 and December 29, 2012, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates and defined benefit pension plan investment assets. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. The fair values of defined benefit pension plan investments include: certain U.S. equity securities, certain foreign equity securities and debt securities that are determined based on quoted prices in public markets categorized as Level 1, certain foreign equity securities, certain U.S. equity securities, debt securities and commodity investments that are determined based on inputs readily available in public markets or can be derived from information available in publicly quoted markets categorized as Level 2 and investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists that are classified as Level 3. There were no changes during 2013 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. The hedge fund of funds and real estate investments have varying redemption terms of monthly, quarterly, semi-annually and annually, and have required notification periods ranging from 45 to 90 days.
As of December 28, 2013, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

	Assets (Liabilities) at Fair Value as of December 28, 2013
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
Hedge fund of funds	$—	$—	$281,908
U.S. equity securities	140,880	27,902	—
Foreign equity securities	50,661	77,152	—
Debt securities	18,644	87,578	—
Real estate	—	—	33,575
Commodities	—	15,407	—
Cash and other	5,872	—	—
	216,057	208,039	315,483
Derivative contracts:
Foreign exchange derivative contracts	—	1,002	—
Foreign exchange derivative contracts	—	(28)	—
	—	974	—

Deferred compensation plan liability	—	(17,036)	—

Total	$216,057	$191,977	$315,483

	Assets (Liabilities) at Fair Value as of December 29, 2012
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
Hedge fund of funds	$—	$—	$253,391
U.S. equity securities	111,878	20,824	—
Foreign equity securities	40,279	64,348	—
Debt securities	6,443	96,385	—
Real estate	—	—	32,584
Commodities	—	13,086	—
Cash and other	4,550	—	—
	163,150	194,643	285,975
Derivative contracts:
Foreign exchange derivative contracts	—	1,088	—
Foreign exchange derivative contracts	—	(268)	—
	—	820	—

Deferred compensation plan liability	—	(8,493)	—

Total	$163,150	$186,970	$285,975

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

The table below sets forth a summary of changes in the fair value of the Level 3 investment assets in 2013 and 2012.

	Hedge fund of funds	Real estate
Balance at December 31, 2011	$242,594	$30,729

Actual return on assets	13,190	3,590
Sale of assets	(2,393)	(9,340)
Purchase of assets	—	7,605

Balance at December 29, 2012	253,391	32,584

Actual return on assets	31,253	4,491
Sale of assets	(2,736)	(6,992)
Purchase of assets	—	3,492

Balance at December 28, 2013	$281,908	$33,575
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of December 28, 2013 and December 29, 2012. The fair value of debt, which is classified as a Level 2 liability, was $1,744,115 and $1,609,114 as of December 28, 2013 and December 29, 2012 and had a carrying value of $1,648,790 and $1,491,336, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of December 28, 2011 and December 29, 2012, primarily due to the short-term nature of these instruments.

(16)	Defined Benefit Pension Plans
At December 28, 2013, the Company’s pension plans consisted of the Hanesbrands Inc. Pension Plan, the Maidenform LLC Retirement Plan, various nonqualified retirement plans and international plans. Benefits under the Hanesbrands Inc. Pension Plan were frozen effective December 31, 2005.
The components of net periodic benefit cost and other amounts recognized in other comprehensive loss of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Service cost	$1,565	$1,471	$1,445
Interest cost	44,174	44,276	47,833
Expected return on assets	(46,777)	(44,708)	(47,782)
Amortization of:
Prior service cost	35	31	29
Net actuarial loss	15,382	15,946	9,119
Net periodic benefit cost	$14,379	$17,016	$10,644

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain) loss	$(155,314)	$(26,633)	$200,771
Prior service cost (credit)	208	(31)	(29)
Total (gain) loss recognized in other comprehensive income	(155,106)	(26,664)	200,742
Total recognized in net periodic benefit cost and other comprehensive income	$(140,727)	$(9,648)	$211,386
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2014 are $10,397 and $40, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	December 28, 2013	December 29, 2012
Benefit obligation:
Beginning of year	$1,085,177	$1,080,167
Service cost	1,565	1,471
Interest cost	44,483	44,276
Plan amendment	244	—
Benefits paid	(52,829)	(49,951)
Impact of exchange rate change	(3,198)	55
Business combination	24,403	—
Actuarial (gain) loss	(99,780)	9,159
End of year	1,000,065	1,085,177

Fair value of plan assets:
Beginning of year	643,768	599,889
Actual return on plan assets	86,524	65,101
Employer contributions	41,177	28,175
Benefits paid	(52,829)	(49,951)
Business combination	22,721	—
Impact of exchange rate change	(1,782)	554
End of year	739,579	643,768
Funded status	$(260,486)	$(441,409)
The total benefit obligation and the benefit obligation and fair value of plan assets for the Company’s pension plans with benefit obligations in excess of plan assets are as follows:

	December 28, 2013	December 29, 2012
Benefit obligation	$1,000,065	$1,085,177
Plans with benefit obligation in excess of plan assets
Benefit obligation	1,000,065	1,085,177
Fair value of plan assets	739,579	643,768
Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	December 28, 2013	December 29, 2012
Current liabilities	$(3,289)	$(2,216)
Noncurrent liabilities	(257,197)	(439,193)
Accumulated other comprehensive loss	(358,818)	(513,924)
Amounts recognized in accumulated other comprehensive loss consist of:

	December 28, 2013	December 29, 2012
Prior service cost	$288	$79
Actuarial loss	358,530	513,845
	$358,818	$513,924
Accrued benefit costs related to the Company’s defined benefit pension plans are reported in the “Accrued liabilities — Payroll and employee benefits” and “Pension and postretirement benefits” lines of the Consolidated Balance Sheets.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

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

	December 28, 2013	December 29, 2012	December 31, 2011
Net periodic benefit cost:
Discount rate	4.17%	4.20%	5.27%
Long-term rate of return on plan assets	7.29	7.58	7.77
Rate of compensation increase (1)	3.74	3.75	3.75

Plan obligations:
Discount rate	4.96%	4.17%	4.20%
Rate of compensation increase (1)	3.74	3.74	3.75

(1)
The compensation increase assumption applies to the international plans and portions of the nonqualified retirement plans, as benefits under these plans were not frozen at December 28, 2013, December 29, 2012 and December 31, 2011.

(b) Plan Assets, Expected Benefit Payments, and Funding
The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	December 28, 2013	December 29, 2012
Asset category:
Hedge fund of funds	38%	39%
U.S. equity securities	23	21
Foreign equity securities	17	16
Debt securities	14	16
Real estate	5	5
Commodities	2	2
Cash and other	1	1
The Company’s asset strategy and primary investment objective are to maximize the principal value of the plan assets to meet current and future benefit obligations to plan participants and their beneficiaries. To accomplish this goal, the assets of the plan are broadly diversified to protect against large investment losses and to reduce the likelihood of excessive volatility of returns. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, third party investment management firms with complementary investment styles and philosophies to implement these allocations. The Company has established a target asset allocation based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical data, prospective capital market returns and forecasted liabilities of the plans. The target asset allocation approximates the actual asset allocation as of December 28, 2013. In addition to volatility protection, diversification enables the assets of the plan the best opportunity to provide adequate returns in order to meet the Company’s investment return objectives. These objectives include, over a rolling 5-year period, to achieve a total return which exceeds the required actuarial rate of return for the plan and to outperform a passive portfolio, consisting of a similar asset allocation.
The Company utilizes market data or assumptions that market participants would use in pricing the pension plan assets. At December 28, 2013, the Company had $216,057 classified as Level 1 assets, $208,039 classified as Level 2 assets and $315,483 classified as Level 3 assets. At December 29, 2012, the Company had $163,150 classified as Level 1 assets, $194,643 classified as Level 2 assets and $285,975 classified as Level 3 assets. The Level 1 assets consisted primarily of certain U.S.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

equity securities, certain debt securities, certain foreign equity securities and cash and cash equivalents, Level 2 assets consisted primarily of certain debt securities, certain U.S. equity securities, commodity investments and certain foreign equity securities, and Level 3 assets consisted primarily of hedge fund of funds and real estate investments. Refer to Note 15, “Fair Value of Assets and Liabilities,” for the Company’s complete disclosure of the fair value of pension plan assets.
Based on preliminary calculations by the Company’s actuary, the Company expects to make mandatory contributions of approximately $62,000 and may elect to make voluntary contributions of approximately $14,500, to maintain an 80% funded level, into the Company’s pension plans in 2014. Expected benefit payments are as follows: $54,260 in 2014, $54,468 in 2015, $55,233 in 2016, $57,679 in 2017, $60,365 in 2018 and $313,138 thereafter.

(17)	Income Taxes
The provision for income tax computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Income before income tax expense:
Domestic	21.5%	(5.8)%	7.4%
Foreign	78.5	105.8	92.6
	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes	0.4	0.3	0.8
Tax on remittance of foreign earnings	2.5	3.1	1.9
Foreign taxes less than U.S. statutory rate	(19.6)	(24.3)	(20.0)
Employee benefits	1.0	0.9	0.7
Change in valuation allowance	0.5	0.3	(0.7)
Release of unrecognized tax benefit reserves	(2.3)	(3.8)	(0.7)
Other, net	(1.0)	0.1	(2.2)
Taxes at effective worldwide tax rates	16.5%	11.6%	14.8%
Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended December 28, 2013
Domestic	$24,166	$16,310	$40,476
Foreign	22,037	(590)	21,447
State	4,488	(1,104)	3,384
	$50,691	$14,616	$65,307

Year ended December 29, 2012
Domestic	$21,222	$(21,555)	$(333)
Foreign	29,053	(2,022)	27,031
State	1,027	2,777	3,804
	$51,302	$(20,800)	$30,502

Year ended December 31, 2011
Domestic	$10,869	$1,581	$12,450
Foreign	26,414	(460)	25,954
State	2,958	621	3,579
	$40,241	$1,742	$41,983

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cash payments for income taxes	$34,221	$32,274	$37,665
Cash payments above represent cash tax payments made by the Company primarily in foreign jurisdictions.
The deferred tax assets and liabilities at the respective year-ends were as follows:

	December 28, 2013	December 29, 2012
Deferred tax assets:
Nondeductible reserves	$790	$3,578
Inventories	102,482	60,185
Property and equipment	7,179	9,116
Intangibles	50,355	151,979
Bad debt allowance	12,781	8,050
Accrued expenses	8,838	6,196
Employee benefits	150,391	231,378
Tax credits	30,020	23,564
Net operating loss and other tax carryforwards	60,724	84,253
Other	17,975	16,324
Gross deferred tax assets	441,535	594,623
Less valuation allowances	(32,131)	(25,726)
Deferred tax assets	409,404	568,897

Deferred tax liabilities:
Derivatives	873	397
Prepaids	4,798	5,526
Deferred tax liabilities	5,671	5,923
Net deferred tax assets	$403,733	$562,974
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
As of December 28, 2013 , the valuation allowance for deferred tax assets was $32,131, made up of $23,651 for foreign loss carryforwards, $3,882 for other foreign deferred tax assets, and $4,598 for federal operating loss carryforwards. The net change in the total valuation allowance for 2013 was $6,405 related to an increase of $1,807 for foreign loss carryforwards and other foreign deferred tax assets and an increase of $4,598 for federal loss carryforwards upon the acquisition of Maidenform.

At December 28, 2013, the Company has total net operating loss carryforwards of approximately $108,293 for foreign jurisdictions, which will expire as follows:

Fiscal Year:
2014	$6,220
2015	12,901
2016	14,993
2017	24,669
2018	18,647
Thereafter	30,863

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

At December 28, 2013, the Company had tax credit carryforwards totaling $30,020 which expire beginning after 2020.
At December 28, 2013, the Company had federal and state net operating loss carryforwards of approximately $43,830 and $295,600, respectively, which expire beginning after 2032 and 2027, respectively.
At December 28, 2013, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. If these earnings had not been permanently reinvested, deferred taxes of approximately $530,000 would have been recognized in the Consolidated Financial Statements.
In 2013, the Company recognized a benefit of $12,962 related to the realization of unrecognized tax benefits resulting from the expiration of statutes of limitations and an income tax benefit of $6,249 related to the retroactive application of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.
In 2012, the Company recognized a benefit of $9,961 related to the realization of unrecognized tax benefits resulting from the expiration of statutes of limitations and an income tax benefit of $4,216 related to an increase in research and development tax credits.
Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next 12 months due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company currently expects a reduction of approximately $14,000 for unrecognized tax benefits accrued at December 28, 2013 within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2011 (gross balance of $44,302)	$41,637
Additions based on tax positions related to the current year	15,616
Additions for tax positions of prior years	(8,337)

Balance at December 29, 2012 (gross balance of $51,572)	48,916

Additions based on tax positions related to the current year	12,377
Reductions for tax positions of prior years	(12,940)

Balance at December 28, 2013 (gross balance of $51,315)	$48,353
Included in unrecognized tax benefits are $48,353 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $(969), $1,430 and $1,364 for interest and penalties classified as income tax expense (benefit) in the Consolidated Statement of Income for 2013, 2012 and 2011, respectively. At December 28, 2013 and December 29, 2012, the Company had a total of $6,383 and $7,482, respectively, of interest and penalties accrued related to unrecognized tax benefits.
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, the Internal Revenue Service (“IRS”) began an examination for the 2011 tax year during the fourth quarter of 2013. The Company is also currently subject to examination by various state and international tax authorities. The Company regularly assesses the outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to any potential assessments. The outcome of any one examination, some of which may conclude during the next 12 months, is not expected to have a material impact on the Company’s financial position or results of operations.
In the fourth quarter of 2013, the Company recognized an out-of-period adjustment to correct the final adjustments to the spin off settlement which increased income tax payable and reduced additional paid-in-capital by $14,235. The impact of the adjustment was not considered material to any current year or prior year periods.
The Company and Sara Lee Corporation (“Sara Lee”) entered into a tax sharing agreement in connection with the spin off of the Company from Sara Lee on September 5, 2006. As previously disclosed, the Company and Sara Lee have disagreed as to the amount of deferred taxes that should have been attributable to the Company’s United States and Canadian operations on the

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

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
The Company is authorized to issue up to 500,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and the Company’s Board of Directors may, without stockholder approval, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At December 28, 2013 and December 29, 2012, 99,455 and 98,270 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding. Included within the 50,000 shares of preferred stock, 500 shares are designated Junior Participating Preferred Stock, Series A (the “Series A Preferred Stock”) and reserved for issuance upon the exercise of rights under the rights agreement described below.
On February 1, 2007, the Company announced that the Board of Directors granted authority for the repurchase of up to 10,000 shares of the Company’s common stock. Share repurchases are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. Since inception of the program, the Company has purchased 2,800 shares of common stock at a cost of $74,747 (average price of $26.33). The primary objective of the share repurchase program is to reduce the impact of dilution caused by the exercise of options and vesting of restricted stock unit awards.
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
The rights will become exercisable and separately certificated only upon the rights distribution date, which will occur upon the earlier of: (i) 10 days following a public announcement by the Company that a person or group (an “acquiring person”) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of its outstanding shares of common stock (the date of the announcement being the “stock acquisition date”); or (ii) 10 business days (or later if so determined by the Company’s Board of Directors) following the commencement of or public disclosure of an intention to commence a tender offer or exchange offer by a person if, after acquiring the maximum number of securities sought pursuant to

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

such offer, such person, or any affiliate or associate of such person, would acquire, or obtain the right to acquire, beneficial ownership of 15% or more of outstanding shares of the Company’s common stock.
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
Dividends
As part of the Company’s cash deployment strategy, on April 4, 2013, the Board of Directors declared the Company’s first dividend of $0.20 per share on outstanding common stock, which was paid on June 3, 2013. Prior to that declaration, the Company had not paid a cash dividend on its common stock. On July 23, 2013 and October 29, 2013, the Board of Directors also declared dividends of $0.20 per share on outstanding common stock, which were paid on September 3, 2013 and December 3, 2013, respectively.
In January 2014 the Company’s Board of Directors authorized a regular quarterly dividend of $0.30 per share to be paid March 11, 2014 to stockholders of record at the close of business on February 18, 2014.

(19)	Discontinued Operations
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to these businesses and that will be eliminated from ongoing operations. The key components from discontinued operations related to the European and domestic imagewear businesses were as follows:

	Years Ended
	December 29, 2012	December 31, 2011
Net sales	$89,686	$202,852
Cost of sales	116,798	155,689
Gross profit (loss)	(27,112)	47,163
Selling, general and administrative expenses	7,200	16,009
Impairment of intangibles	37,425	—
Operating profit (loss)	(71,737)	31,154
Interest expense, net	5	99
Loss on disposal of business	32,829	—
Income (loss) from discontinued operations before income tax expense (benefit)	(104,571)	31,055
Income tax expense (benefit)	(36,809)	6,936
Net income (loss) from discontinued operations, net of tax	$(67,762)	$24,119

(20)	Business Segment Information
The Company’s operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. In the first quarter of 2013, the Company renamed the Outerwear segment to Activewear to reflect the trend of this category becoming a part of consumers’ active lifestyles and more aptly describe the competitive space of this business. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses but the segments share a common supply chain and media and marketing platforms. The operating results for Maidenform are included in the Company’s Innerwear, Direct to Consumer and International segments based on geographic location and distribution channel.
The types of products and services from which each reportable segment derives its revenues are as follows:

•
Innerwear sells basic branded products that are replenishment in nature under the product categories of men’s underwear, children’s underwear, socks and intimates, which includes bras, panties, hosiery and shapewear.

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
The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.” The Company decided in the first quarter of 2013 to revise the manner in which the Company allocates certain selling, general and administrative expenses. Certain prior-year segment operating profit disclosures have been revised to conform to the current-year presentation.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales:
Innerwear	$2,444,935	$2,334,006	$2,261,166
Activewear	1,306,936	1,318,012	1,289,313
Direct to Consumer	380,079	372,359	375,440
International	495,852	501,344	508,372
Total net sales	$4,627,802	$4,525,721	$4,434,291

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Segment operating profit:
Innerwear	$467,398	$407,318	$346,293
Activewear	170,749	72,820	116,457
Direct to Consumer	34,737	25,890	20,422
International	42,850	46,713	54,154
Total segment operating profit	715,734	552,741	537,326
Items not included in segment operating profit:
General corporate expenses	(104,993)	(99,100)	(77,382)
Acquisition, integration and other action related charges	(80,790)	—	—
Amortization of intangibles	(14,765)	(13,526)	(12,817)
Total operating profit	515,186	440,115	447,127
Other expenses	(17,501)	(40,315)	(6,377)
Interest expense, net	(101,884)	(136,855)	(156,198)
Income from continuing operations before income tax expense	$395,801	$262,945	$284,552

	December 28, 2013	December 29, 2012
Assets:
Innerwear	$1,519,555	$1,403,335
Activewear	654,049	645,021
Direct to Consumer	95,428	86,145
International	332,012	309,851
	2,601,044	2,444,352
Corporate (1)	1,489,004	1,187,348
Total assets	$4,090,048	$3,631,700

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Depreciation and amortization expense:
Innerwear	$42,990	$42,617	$40,266
Activewear	21,827	21,907	21,569
Direct to Consumer	7,773	9,323	7,183
International	3,535	4,154	2,196
	76,125	78,001	71,214
Corporate	14,765	14,252	17,649
Total depreciation and amortization expense	$90,890	$92,253	$88,863

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Additions to long-lived assets:
Innerwear	$24,192	$22,241	$38,376
Activewear	11,653	11,532	37,028
Direct to Consumer	2,188	2,962	6,336
International	3,025	2,054	4,150
	41,058	38,789	85,890
Corporate	2,569	2,202	4,072
Total additions to long-lived assets	$43,627	$40,991	$89,962

(1)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.
Sales to Wal-Mart, Target and Kohl’s were substantially in the Innerwear and Activewear segments and represented 27%, 19% and 6% of total sales in 2013, respectively.
Worldwide sales by product category for Innerwear and Activewear were $3,117 and $1,511, respectively, in 2013.

(21)	Geographic Area Information

	Years Ended or at
	December 28, 2013		December 29, 2012		December 31, 2011
	Sales	Long-Lived Assets	Sales	Long-Lived Assets	Sales	Long-Lived Assets
United States	$4,133,645	$132,980	$4,026,139	$132,147	$3,927,571	$154,035
Canada	142,004	1,561	129,919	1,943	139,687	1,538
Japan	101,371	563	120,498	172	118,361	456
Mexico	68,379	1,659	70,482	1,871	79,696	1,933
Brazil	53,062	1,912	58,972	792	67,954	757
China	17,827	132,564	15,778	144,494	19,397	144,651
Central America and the Caribbean Basin	3,568	267,277	1,604	270,611	4,335	283,908
Other	107,946	41,367	102,329	44,128	77,290	48,128
	$4,627,802	$579,883	$4,525,721	$596,158	$4,434,291	$635,406
The net sales by geographic region are attributed by customer location.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

(22)	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
2013
Net sales	$945,461	$1,199,205	$1,197,346	$1,285,790	$4,627,802
Gross profit	327,299	435,482	421,680	427,232	1,611,693
Net income	51,379	121,586	125,263	32,266	330,494
Basic earnings per share	0.52	1.22	1.25	0.32	3.31
Diluted earnings per share	0.51	1.19	1.23	0.32	3.25

2012
Net sales	$973,133	$1,180,651	$1,218,681	$1,153,256	$4,525,721
Gross profit	255,114	366,932	399,930	398,071	1,420,047
Income (loss) from continuing operations	(24,271)	67,316	111,183	78,215	232,443
Income (loss) from discontinued operations	(2,559)	(66,085)	(1,291)	2,173	(67,762)
Net income (loss)	$(26,830)	$1,231	$109,892	$80,388	$164,681

Earnings (loss) per share — basic:
Continuing operations	$(0.25)	$0.68	$1.13	$0.79	$2.35
Discontinued operations	(0.03)	(0.67)	(0.01)	0.02	(0.69)
Net income (loss)	$(0.27)	$0.01	$1.11	$0.81	$1.67

Earnings (loss) per share — diluted:
Continuing operations	$(0.25)	$0.67	$1.11	$0.78	$2.32
Discontinued operations	(0.03)	(0.66)	(0.01)	0.02	(0.68)
Net income (loss)	$(0.27)	$0.01	$1.09	$0.80	$1.64

(23)	Consolidating Financial Information
In accordance with the indenture governing the Company’s $1,000,000 6.375% Senior Notes issued on November 9, 2010, as supplemented from time to time, certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the 6.375% Senior Notes. The following presents the condensed consolidating financial information separately for:
(i) Parent Company, the issuer of the guaranteed obligations. Parent Company includes Hanesbrands Inc. and its 100% owned operating divisions which are not legal entities, and excludes its subsidiaries which are legal entities;
(ii) Guarantor subsidiaries, on a combined basis, as specified in the Indentures;
(iii) Non-guarantor subsidiaries, on a combined basis;
(iv) Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate intercompany profit in inventory, (c) eliminate the investments in the Company’s subsidiaries and (d) record consolidating entries; and
(v) The Company, on a consolidated basis.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

	Consolidating Statement of Comprehensive Income
	Year Ended December 28, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$3,933,591	$762,257	$2,300,794	$(2,368,840)	$4,627,802
Cost of sales	3,097,826	396,489	1,852,065	(2,330,271)	3,016,109
Gross profit	835,765	365,768	448,729	(38,569)	1,611,693
Selling, general and administrative expenses	802,325	178,434	121,478	(5,730)	1,096,507
Operating profit	33,440	187,334	327,251	(32,839)	515,186
Equity in earnings of subsidiaries	425,833	215,230	—	(641,063)	—
Other expenses	17,501	—	—	—	17,501
Interest expense, net	95,116	(20)	6,867	(79)	101,884
Income from continuing operations before income tax expense	346,656	402,584	320,384	(673,823)	395,801
Income tax expense	16,162	21,850	27,295	—	65,307
Income from continuing operations	330,494	380,734	293,089	(673,823)	330,494
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income	$330,494	$380,734	$293,089	$(673,823)	$330,494

Comprehensive income	$411,090	$380,734	$282,050	$(662,784)	$411,090

	Consolidating Statement of Comprehensive Income
	Year Ended December 29, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$3,887,087	$661,270	$2,284,831	$(2,307,467)	$4,525,721
Cost of sales	3,170,582	318,326	1,849,219	(2,232,453)	3,105,674
Gross profit	716,505	342,944	435,612	(75,014)	1,420,047
Selling, general and administrative expenses	730,116	129,978	124,174	(4,336)	979,932
Operating profit (loss)	(13,611)	212,966	311,438	(70,678)	440,115
Equity in earnings of subsidiaries	345,094	195,183	—	(540,277)	—
Other expenses	40,315	—	—	—	40,315
Interest expense, net	126,654	(9)	10,210	—	136,855
Income from continuing operations before income tax expense (benefit)	164,514	408,158	301,228	(610,955)	262,945
Income tax expense (benefit)	(24,467)	28,281	26,688	—	30,502
Income from continuing operations	188,981	379,877	274,540	(610,955)	232,443
Loss from discontinued operations, net of tax	(24,300)	(31,792)	(15,655)	3,985	(67,762)
Net income	$164,681	$348,085	$258,885	$(606,970)	$164,681

Comprehensive income	$180,319	$348,085	$253,850	$(601,935)	$180,319

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

	Condensed Consolidating Balance Sheet
	December 28, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$5,695	$7,811	$102,357	$—	$115,863
Trade accounts receivable, net	44,366	69,944	465,662	(1,414)	578,558
Inventories	825,300	208,250	405,756	(155,975)	1,283,331
Deferred tax assets	178,732	15,373	3,155	—	197,260
Other current assets	37,429	14,354	16,871	—	68,654
Total current assets	1,091,522	315,732	993,801	(157,389)	2,243,666
Property, net	82,786	50,193	446,904	—	579,883
Trademarks and other identifiable intangibles, net	8,385	88,716	280,650	—	377,751
Goodwill	232,882	124,247	269,263	—	626,392
Investments in subsidiaries	2,881,739	1,535,404	—	(4,417,143)	—
Deferred tax assets	139,102	53,317	15,007	—	207,426
Receivables from related entities	4,706,001	4,065,909	1,987,603	(10,759,513)	—
Other noncurrent assets	52,712	412	1,806	—	54,930
Total assets	$9,195,129	$6,233,930	$3,995,034	$(15,334,045)	$4,090,048

Liabilities and Stockholders’ Equity
Accounts payable	$253,494	$61,964	$150,812	$—	$466,270
Accrued liabilities	184,653	63,906	66,497	(30)	315,026
Notes payable	—	—	36,192	—	36,192
Accounts Receivable Securitization Facility	—	—	181,790	—	181,790
Total current liabilities	438,147	125,870	435,291	(30)	999,278
Long-term debt	1,467,000	—	—	—	1,467,000
Pension and postretirement benefits	253,299	2,159	8,361	—	263,819
Payables to related entities	5,699,670	3,114,701	1,673,828	(10,488,199)	—
Other noncurrent liabilities	106,390	11,318	11,620	—	129,328
Total liabilities	7,964,506	3,254,048	2,129,100	(10,488,229)	2,859,425
Stockholders’ equity	1,230,623	2,979,882	1,865,934	(4,845,816)	1,230,623
Total liabilities and stockholders’ equity	$9,195,129	$6,233,930	$3,995,034	$(15,334,045)	$4,090,048

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 28, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$757,127	$173,085	$301,962	$(640,893)	$591,281

Investing activities:
Purchases of property, plant and equipment	(13,493)	(5,189)	(24,945)	—	(43,627)
Proceeds from sales of assets	3,338	33	2,718	—	6,089
Acquisition of business, net of cash acquired	—	(61,870)	(497,985)	—	(559,855)
Net cash from investing activities	(10,155)	(67,026)	(520,212)	—	(597,393)

Financing activities:
Borrowings on notes payable	—	—	101,175	—	101,175
Repayments on notes payable	—	—	(91,027)	—	(91,027)
Borrowings on Accounts Receivable Securitization Facility	—	—	145,715	—	145,715
Repayments on Accounts Receivable Securitization Facility	—	—	(137,761)	—	(137,761)
Borrowings on Revolving Loan Facility	4,053,500	—	—	—	4,053,500
Repayments on Revolving Loan Facility	(3,654,000)	—	—	—	(3,654,000)
Redemption of debt under 8% Senior Notes	(250,000)	—	—	—	(250,000)
Cash dividends paid	(59,442)	—	—	—	(59,442)
Payments to amend and refinance credit facilities	(5,405)	—	(225)	—	(5,630)
Proceeds from stock options exercised	5,279	—	—	—	5,279
Taxes paid related to net shares settlement of equity awards	(41,839)	—	—	—	(41,839)
Excess tax benefit from stock-based compensation	26,784	—	—	—	26,784
Other	1,116	—	(113)	—	1,003
Dividends paid to related entities	—	(6,696)	(7,049)	13,745	—
Net transactions with related entities	(822,887)	(93,471)	289,210	627,148	—
Net cash from financing activities	(746,894)	(100,167)	299,925	640,893	93,757
Effect of changes in foreign exchange rates on cash	—	—	(14,578)	—	(14,578)
Change in cash and cash equivalents	78	5,892	67,097	—	73,067
Cash and cash equivalents at beginning of year	5,617	1,919	35,260	—	42,796
Cash and cash equivalents at end of year	$5,695	$7,811	$102,357	$—	$115,863

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 29, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$791,636	$168,544	$133,699	$(540,272)	$553,607

Investing activities:
Purchases of property, plant and equipment	(10,688)	(5,493)	(24,813)	—	(40,994)
Proceeds from sales of assets	70	16	338	—	424
Disposition of business	—	—	12,704	—	12,704
Net cash from investing activities	(10,618)	(5,477)	(11,771)	—	(27,866)

Financing activities:
Borrowings on notes payable	—	—	78,036	—	78,036
Repayments on notes payable	—	—	(115,117)	—	(115,117)
Borrowings on Accounts Receivable Securitization Facility	—	—	177,300	—	177,300
Repayments on Accounts Receivable Securitization Facility	—	—	(170,397)	—	(170,397)
Borrowings on Revolving Loan Facility	2,938,500	—	—	—	2,938,500
Repayments on Revolving Loan Facility	(2,885,500)	—	—	—	(2,885,500)
Redemption of Floating Rate Senior Notes	(293,277)	—	—	—	(293,277)
Redemption of debt under 8% Senior Notes	(250,000)	—	—	—	(250,000)
Payments to amend and refinance credit facilities	(2,128)	—	(225)	—	(2,353)
Proceeds from stock options exercised	8,752	—	—	—	8,752
Taxes paid related to net shares settlement of equity awards	(4,705)	—	—	—	(4,705)
Excess tax benefit from stock-based compensation	1,253	—	—	—	1,253
Other	(173)	—	(96)	—	(269)
Dividends paid to related entities	—	(16,056)	(16,901)	32,957	—
Net transactions with related entities	(296,453)	(147,818)	(63,044)	507,315	—
Net cash from financing activities	(783,731)	(163,874)	(110,444)	540,272	(517,777)
Effect of changes in foreign exchange rates on cash	—	—	(513)	—	(513)
Change in cash and cash equivalents	(2,713)	(807)	10,971	—	7,451
Cash and cash equivalents at beginning of year	8,330	2,726	24,289	—	35,345
Cash and cash equivalents at end of year	$5,617	$1,919	$35,260	$—	$42,796

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$490,106	$202,098	$128,746	$(647,472)	$173,478

Investing activities:
Purchases of property, plant and equipment	(16,247)	(10,090)	(63,762)	—	(90,099)
Proceeds from sales of assets	381	918	12,321	—	13,620
Acquisition of business, net of cash acquired	—	—	(9,154)	—	(9,154)
Net cash from investing activities	(15,866)	(9,172)	(60,595)	—	(85,633)

Financing activities:
Borrowings on notes payable	—	—	360,893	—	360,893
Repayments on notes payable	—	—	(348,924)	—	(348,924)
Borrowings on Accounts Receivable Securitization Facility	—	—	280,629	—	280,629
Repayments on Accounts Receivable Securitization Facility	—	—	(203,696)	—	(203,696)
Borrowings on Revolving Loan Facility	2,890,000	—	—	—	2,890,000
Repayments on Revolving Loan Facility	(2,875,500)	—	—	—	(2,875,500)
Redemption of Floating Rate Senior Notes	(197,458)	—	—	—	(197,458)
Payments to amend and refinance credit facilities	(3,089)	—	(668)	—	(3,757)
Proceeds from stock options exercised	17,104	—	—	—	17,104
Taxes paid related to net shares settlement of equity awards	(5,521)	—	—	—	(5,521)
Excess tax benefit from stock-based compensation	1,673	—	—	—	1,673
Transactions with Sara Lee Corporation	(11,403)	—	—	—	(11,403)
Other	975	—	(55)	—	920
Dividends paid to related entities	—	(43,784)	(44,906)	88,690	—
Net transactions with related entities	(300,226)	(148,455)	(110,101)	558,782	—
Net cash from financing activities	(483,445)	(192,239)	(66,828)	647,472	(95,040)
Effect of changes in foreign exchange rates on cash	—	—	(1,131)	—	(1,131)
Change in cash and cash equivalents	(9,205)	687	192	—	(8,326)
Cash and cash equivalents at beginning of year	17,535	2,039	24,097	—	43,671
Cash and cash equivalents at end of year	$8,330	$2,726	$24,289	$—	$35,345