Form 10-Q
period 2014-03-29
Hanesbrands Inc.
filed 2014-04-25
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 18, 2014, there were 99,576,802 shares of the registrant’s common stock outstanding.

Trademarks, Trade Names and Service Marks
We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that may appear in this Quarterly Report on Form 10-Q include the Hanes, Champion, C9 by Champion, Bali, Playtex, Maidenform, JMS/Just My Size, L’eggs, Flexees, barely there, Wonderbra, Gear for Sports, Lilyette, Zorba, Rinbros and Sol y Oro marks, which may be registered in the United States and other jurisdictions. We do not own any trademark, trade name or service mark of any other company appearing in this Quarterly Report on Form 10-Q.

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
Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 28, 2013, under the caption “Risk Factors,” as well in the “Investors” section of our corporate website, www.Hanes.com/investors.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 28, 2013, particularly under the caption “Risk Factors.” We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended
	March 29, 2014	March 30, 2013
Net sales	$1,059,370	$945,461
Cost of sales	702,593	618,162
Gross profit	356,777	327,299
Selling, general and administrative expenses	284,989	242,156
Operating profit	71,788	85,143
Other expenses	435	464
Interest expense, net	21,818	25,623
Income before income tax expense	49,535	59,056
Income tax expense	7,975	7,677
Net income	$41,560	$51,379

Earnings per share:
Basic	$0.41	$0.52
Diluted	$0.41	$0.51

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended
	March 29, 2014	March 30, 2013
Net income	$41,560	$51,379
Other comprehensive income (loss), net of tax of $807 and $1,496, respectively	(781)	1,356
Comprehensive income	$40,779	$52,735

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 29, 2014	December 28, 2013
Assets
Cash and cash equivalents	$151,136	$115,863
Trade accounts receivable, net	611,600	578,558
Inventories	1,402,122	1,283,331
Deferred tax assets	197,647	197,260
Other current assets	78,446	68,654
Total current assets	2,440,951	2,243,666

Property, net	572,575	579,883
Trademarks and other identifiable intangibles, net	372,690	377,751
Goodwill	626,505	626,392
Deferred tax assets	207,758	207,426
Other noncurrent assets	53,440	54,930
Total assets	$4,273,919	$4,090,048

Liabilities and Stockholders’ Equity
Accounts payable	$492,357	$466,270
Accrued liabilities	333,639	315,026
Notes payable	38,488	36,192
Accounts Receivable Securitization Facility	164,879	181,790
Total current liabilities	1,029,363	999,278
Long-term debt	1,620,000	1,467,000
Pension and postretirement benefits	246,938	263,819
Other noncurrent liabilities	131,141	129,328
Total liabilities	3,027,442	2,859,425

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 99,576,802 and 99,455,478, respectively	996	995
Additional paid-in capital	290,661	285,227
Retained earnings	1,192,618	1,181,418
Accumulated other comprehensive loss	(237,798)	(237,017)
Total stockholders’ equity	1,246,477	1,230,623
Total liabilities and stockholders’ equity	$4,273,919	$4,090,048

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Quarter Ended
	March 29, 2014	March 30, 2013
Operating activities:
Net income	$41,560	$51,379
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	23,059	23,221
Amortization of debt issuance costs	1,426	1,679
Stock compensation expense	3,322	2,510
Deferred taxes and other	(2,134)	(1,551)
Changes in assets and liabilities:
Accounts receivable	(34,449)	(44,661)
Inventories	(120,142)	(95,192)
Other assets	(8,522)	(12,545)
Accounts payable	27,943	19,087
Accrued liabilities and other	5,701	(21,835)
Net cash from operating activities	(62,236)	(77,908)

Investing activities:
Purchases of property, plant and equipment	(12,224)	(9,592)
Proceeds from sales of assets	55	3,062
Net cash from investing activities	(12,169)	(6,530)

Financing activities:
Borrowings on notes payable	33,494	34,210
Repayments on notes payable	(31,016)	(30,571)
Borrowings on Accounts Receivable Securitization Facility	48,172	51,382
Repayments on Accounts Receivable Securitization Facility	(65,083)	(65,471)
Borrowings on Revolving Loan Facility	1,118,000	953,000
Repayments on Revolving Loan Facility	(965,000)	(835,500)
Cash dividends paid	(29,850)	—
Proceeds from stock options exercised	—	4,406
Taxes paid related to net shares settlement of equity awards	(4,631)	(1,163)
Excess tax benefit from stock-based compensation	5,602	328
Other	503	19
Net cash from financing activities	110,191	110,640
Effect of changes in foreign exchange rates on cash	(513)	(453)
Change in cash and cash equivalents	35,273	25,749
Cash and cash equivalents at beginning of year	115,863	42,796
Cash and cash equivalents at end of period	$151,136	$68,545

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
Certain prior year amounts in the Condensed Consolidated Statement of Cash Flows, none of which are material, have been reclassified to conform with the current year presentation. These reclassifications within the statements, which relate to a change in the classification of taxes paid related to net shares settlement of equity awards, had no impact on the Company’s results of operations.

(2)	Recent Accounting Pronouncements
Disclosures About Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting rules related to new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new rules were effective for the Company in the first quarter of 2014 with retrospective application required. The adoption of the new accounting rules did not have a material effect on the Company’s financial condition, results of operations or cash flows.
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
Discontinued Operations
In April 2014, the FASB issued new accounting rules related to updating the criteria for reporting discontinued operations and enhancing related disclosures requirements. The new rules are effective for the Company in the first quarter of 2015. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.

(3)	Maidenform Acquisition
In October 2013, the Company acquired 100% of the outstanding shares of Maidenform Brands, Inc. (“Maidenform”) at $23.50 per share for a total purchase price of $580,505. The acquisition was financed through a combination of cash on hand and short-term borrowing on the Company’s revolving credit facility.
Maidenform is a global intimate apparel brand with a portfolio of well-known brands including Maidenform, Flexees and Lilyette. The Company believes the acquisition will create growth and cost savings opportunities and increased scale to serve

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

retailers. Maidenform sourced all of its products from manufacturers, while the Company utilizes its low cost supply chain supplemented by third party manufacturing to maximize the value of Maidenform to retailers and consumers.
The allocation of purchase price is preliminary and subject to change. For the quarter ended March 29, 2014, the Company has not recorded any purchase price adjustments. The primary areas of the purchase price that are not yet finalized are related to certain income taxes and residual goodwill. Accordingly, adjustments will be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances which existed at the valuation date.

(4)	Earnings Per Share
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended
	March 29, 2014	March 30, 2013
Basic weighted average shares outstanding	100,391	99,369
Effect of potentially dilutive securities:
Stock options	1,210	1,564
Restricted stock units	368	527
Diluted weighted average shares outstanding	101,969	101,460
For the quarters ended March 29, 2014 and March 30, 2013, there were no options or restricted stock units that were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

(5)	Inventories
Inventories consisted of the following:

	March 29, 2014	December 28, 2013
Raw materials	$184,087	$170,524
Work in process	146,390	142,713
Finished goods	1,071,645	970,094
	$1,402,122	$1,283,331

(6)	Debt
Debt consisted of the following:

	Interest Rate as of March 29, 2014	Principal Amount		Maturity Date
		March 29, 2014	December 28, 2013
Revolving Loan Facility	1.65%	$620,000	$467,000	July 2018
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
Accounts Receivable Securitization Facility	1.21%	164,879	181,790	March 2015
		1,784,879	1,648,790
Less current maturities		164,879	181,790
		$1,620,000	$1,467,000
As of March 29, 2014, the Company had $470,853 of borrowing availability under the $1,100,000 revolving credit facility (the “Revolving Loan Facility”) under the senior secured credit facility after taking into account outstanding borrowings and $9,147 of standby and trade letters of credit issued and outstanding under this facility.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

In March 2014, the Company amended the accounts receivable securitization facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment decreased certain fee rates, revised certain concentration limits and dilution triggers and extended the termination date to March 2015.
As of March 29, 2014, the Company was in compliance with all financial covenants under its credit facilities.

(7)	Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Foreign Exchange Contracts	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 28, 2013	$(21,928)	$2,042	$(357,503)	$140,372	$(237,017)
Amounts reclassified from accumulated other comprehensive loss	—	(675)	2,601	(751)	1,175
Current-period other comprehensive income (loss) activity	(2,042)	142	—	(56)	(1,956)
Balance at March 29, 2014	$(23,970)	$1,509	$(354,902)	$139,565	$(237,798)
The Company had the following reclassifications out of Accumulated other comprehensive loss:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarter Ended
		March 29, 2014	March 30, 2013
Gain (loss) on foreign exchange contracts	Cost of sales	$675	$(42)
Gain (loss) on foreign exchange contracts	Income tax	(269)	17
Net of tax		406	(25)

Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	(2,601)	(3,862)
Amortization of deferred actuarial loss and prior service cost	Income tax	1,020	1,540
Net of tax		(1,581)	(2,322)

Total reclassifications		$(1,175)	$(2,347)

(8)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of March 29, 2014, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio was $68,985 and $10,346 respectively, primarily consisting of contracts hedging exposures to the Mexican peso, Canadian dollar, Australian dollar, Brazilian real and Japanese yen.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		March 29, 2014	December 28, 2013
Hedges	Other current assets	$472	$32
Non-hedges	Other current assets	330	970
Total derivative assets		802	1,002

Hedges	Accrued liabilities	(556)	—
Non-hedges	Accrued liabilities	(457)	(28)
Total derivative liabilities		(1,013)	(28)

Net derivative asset (liability)		$(211)	$974
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
The Company expects to reclassify into earnings during the next 12 months a net gain from Accumulated other comprehensive loss of approximately $695.
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
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and Accumulated other comprehensive loss is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion)
	Quarter Ended
	March 29, 2014	March 30, 2013
Foreign exchange contracts	$142	$(151)

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Quarter Ended
		March 29, 2014	March 30, 2013
Foreign exchange contracts	Cost of sales	$675	$(42)

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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Loss Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income
		Quarter Ended
		March 29, 2014	March 30, 2013
Foreign exchange contracts	Selling, general and administrative expenses	$(50)	$(1,786)

(9)	Fair Value of Assets and Liabilities
As of March 29, 2014, the Company held certain financial assets and liabilities related to foreign exchange derivative contracts that are required to be measured at fair value on a recurring basis. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.
There were no changes during the quarter ended March 29, 2014 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended March 29, 2014. As of and during the quarter ended March 29, 2014, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of March 29, 2014
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$802	$—
Foreign exchange derivative contracts	—	(1,013)	—
	—	(211)	—

Deferred compensation plan liability	—	(16,410)	—

Total	$—	$(16,621)	$—

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Assets (Liabilities) at Fair Value as of December 28, 2013
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$1,002	$—
Foreign exchange derivative contracts	—	(28)	—
	—	974	—

Deferred compensation plan liability	—	(17,036)	—

Total	$—	$(16,062)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of March 29, 2014 and December 28, 2013. The carrying amount of trade accounts receivable includes allowance for doubtful accounts, chargebacks and other deductions of $21,247 and $13,336 as of March 29, 2014 and December 28, 2013, respectively. The fair value of debt, which is classified as a Level 2 liability, was $1,880,529 and $1,744,115 as of March 29, 2014 and December 28, 2013 and had a carrying value of $1,784,879 and $1,648,790, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of March 29, 2014 and December 28, 2013, primarily due to the short-term nature of these instruments.

(10)	Income Taxes
The Company’s effective income tax rate was 16% and 13% for the quarters ended March 29, 2014 and March 30, 2013, respectively. The higher effective income tax rate for the quarter ended March 29, 2014 compared to the quarter ended March 30, 2013 was primarily attributable to the benefit of approximately $6,000 in the quarter ended March 30, 2013 related to the retroactive application of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013. The benefit was partially offset by a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries, for the quarter ended March 29, 2014 as compared to the quarter ended March 30, 2013.

(11)	Dividends
As part of the Company’s cash deployment strategy, in April 2014 the Company’s Board of Directors authorized a regular quarterly dividend of $0.30 per share to be paid June 3, 2014 to stockholders of record at the close of business on May 13, 2014. In January 2014, the Board of Directors also declared a dividend of $0.30 per share on outstanding common stock which was paid on March 11, 2014.
Cash paid for dividends during the quarters ended March 29, 2014 and March 30, 2013 was $29,850 and $0, respectively.

(12)	Business Segment Information
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
The types of products and services from which each reportable segment derives its revenues are as follows:

•
Innerwear sells basic branded products that are replenishment in nature under the product categories of men’s underwear, children’s underwear, socks, panties, hosiery and intimates, which includes bras and shapewear.

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
The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 28, 2013.

	Quarter Ended
	March 29, 2014	March 30, 2013
Net sales:
Innerwear	$571,154	$497,025
Activewear	294,504	267,186
Direct to Consumer	83,714	80,083
International	109,998	101,167
Total net sales	$1,059,370	$945,461

	Quarter Ended
	March 29, 2014	March 30, 2013
Segment operating profit (loss):
Innerwear	$95,755	$89,742
Activewear	31,995	21,309
Direct to Consumer	(701)	132
International	8,311	2,282
Total segment operating profit	135,360	113,465
Items not included in segment operating profit:
General corporate expenses	(17,039)	(24,951)
Acquisition, integration and other action related charges	(42,637)	—
Amortization of intangibles	(3,896)	(3,371)
Total operating profit	71,788	85,143
Other expenses	(435)	(464)
Interest expense, net	(21,818)	(25,623)
Income before income tax expense	$49,535	$59,056
The results of Maidenform have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the Innerwear, Direct to Consumer and International segments based on geographic location and distribution channel. The Company incurred acquisition, integration and other action related charges of $42,637 in the first quarter of 2014, of which $14,827 is reported in the “Cost of sales” line and $27,810 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.

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

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended March 29, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$892,330	$219,950	$560,186	$(613,096)	$1,059,370
Cost of sales	721,146	133,481	430,550	(582,584)	702,593
Gross profit	171,184	86,469	129,636	(30,512)	356,777
Selling, general and administrative expenses	190,705	70,023	26,479	(2,218)	284,989
Operating profit (loss)	(19,521)	16,446	103,157	(28,294)	71,788
Equity in earnings of subsidiaries	85,065	74,860	—	(159,925)	—
Other expenses	435	—	—	—	435
Interest expense, net	17,884	1,986	2,056	(108)	21,818
Income before income tax expense (benefit)	47,225	89,320	101,101	(188,111)	49,535
Income tax expense (benefit)	5,665	(2,314)	4,624	—	7,975
Net income	$41,560	$91,634	$96,477	$(188,111)	$41,560
Comprehensive income	$40,779	$91,634	$94,212	$(185,846)	$40,779

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended March 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$860,755	$132,706	$544,301	$(592,301)	$945,461
Cost of sales	683,857	63,478	438,987	(568,160)	618,162
Gross profit	176,898	69,228	105,314	(24,141)	327,299
Selling, general and administrative expenses	173,948	38,308	31,097	(1,197)	242,156
Operating profit	2,950	30,920	74,217	(22,944)	85,143
Equity in earnings of subsidiaries	75,860	49,819	—	(125,679)	—
Other expenses	464	—	—	—	464
Interest expense, net	24,153	—	1,470	—	25,623
Income before income tax expense	54,193	80,739	72,747	(148,623)	59,056
Income tax expense	2,814	1,375	3,488	—	7,677
Net income	$51,379	$79,364	$69,259	$(148,623)	$51,379
Comprehensive income (loss)	$52,735	$79,364	$(965)	$(78,399)	$52,735

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet March 29, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$10,241	$6,623	$134,272	$—	$151,136
Trade accounts receivable, net	75,893	70,487	466,892	(1,672)	611,600
Inventories	1,033,902	110,300	434,207	(176,287)	1,402,122
Deferred tax assets	178,944	15,373	3,330	—	197,647
Other current assets	51,084	9,660	17,702	—	78,446
Total current assets	1,350,064	212,443	1,056,403	(177,959)	2,440,951
Property, net	82,663	48,437	441,475	—	572,575
Trademarks and other identifiable intangibles, net	7,422	86,067	279,201	—	372,690
Goodwill	232,882	124,246	269,377	—	626,505
Investments in subsidiaries	2,984,119	1,608,101	—	(4,592,220)	—
Deferred tax assets	139,620	53,317	14,821	—	207,758
Receivables from related entities	4,690,503	4,074,578	1,922,124	(10,687,205)	—
Other noncurrent assets	51,265	345	1,830	—	53,440
Total assets	$9,538,538	$6,207,534	$3,985,231	$(15,457,384)	$4,273,919

Liabilities and Stockholders’ Equity
Accounts payable	$302,885	$25,821	$163,651	$—	$492,357
Accrued liabilities	224,707	37,518	71,077	337	333,639
Notes payable	—	—	38,488	—	38,488
Accounts Receivable Securitization Facility	—	—	164,879	—	164,879
Total current liabilities	527,592	63,339	438,095	337	1,029,363
Long-term debt	1,620,000	—	—	—	1,620,000
Pension and postretirement benefits	238,542	—	8,396	—	246,938
Payables to related entities	5,798,952	3,042,922	1,566,775	(10,408,649)	—
Other noncurrent liabilities	106,975	12,943	11,223	—	131,141
Total liabilities	8,292,061	3,119,204	2,024,489	(10,408,312)	3,027,442
Stockholders’ equity	1,246,477	3,088,330	1,960,742	(5,049,072)	1,246,477
Total liabilities and stockholders’ equity	$9,538,538	$6,207,534	$3,985,231	$(15,457,384)	$4,273,919

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows Quarter Ended March 29, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$(16,895)	$54,176	$60,424	$(159,941)	$(62,236)
Investing activities:
Purchases of property, plant and equipment	(4,164)	(1,454)	(6,606)	—	(12,224)
Proceeds from sales of assets	—	—	55	—	55
Net cash from investing activities	(4,164)	(1,454)	(6,551)	—	(12,169)
Financing activities:
Borrowings on notes payable	—	—	33,494	—	33,494
Repayments on notes payable	—	—	(31,016)	—	(31,016)
Borrowings on Accounts Receivable Securitization Facility	—	—	48,172	—	48,172
Repayments on Accounts Receivable Securitization Facility	—	—	(65,083)	—	(65,083)
Borrowings on Revolving Loan Facility	1,118,000	—	—	—	1,118,000
Repayments on Revolving Loan Facility	(965,000)	—	—	—	(965,000)
Cash dividends paid	(29,850)	—	—	—	(29,850)
Taxes paid related to net shares settlement of equity awards	(4,631)	—	—	—	(4,631)
Excess tax benefit from stock-based compensation	5,602	—	—	—	5,602
Other	828	—	(325)	—	503
Net transactions with related entities	(99,344)	(53,910)	(6,687)	159,941	—
Net cash from financing activities	25,605	(53,910)	(21,445)	159,941	110,191
Effect of changes in foreign exchange rates on cash	—	—	(513)	—	(513)
Change in cash and cash equivalents	4,546	(1,188)	31,915	—	35,273
Cash and cash equivalents at beginning of year	5,695	7,811	102,357	—	115,863
Cash and cash equivalents at end of period	$10,241	$6,623	$134,272	$—	$151,136

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows Quarter Ended March 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$(37,224)	$24,958	$60,034	$(125,676)	$(77,908)
Investing activities:
Purchases of property, plant and equipment	(3,113)	(1,107)	(5,372)	—	(9,592)
Proceeds from sales of assets	2,996	19	47	—	3,062
Net cash from investing activities	(117)	(1,088)	(5,325)	—	(6,530)
Financing activities:
Borrowings on notes payable	—	—	34,210	—	34,210
Repayments on notes payable	—	—	(30,571)	—	(30,571)
Borrowings on Accounts Receivable Securitization Facility	—	—	51,382	—	51,382
Repayments on Accounts Receivable Securitization Facility	—	—	(65,471)	—	(65,471)
Borrowings on Revolving Loan Facility	953,000	—	—	—	953,000
Repayments on Revolving Loan Facility	(835,500)	—	—	—	(835,500)
Proceeds from stock options exercised	4,406	—	—	—	4,406
Taxes paid related to net shares settlement of equity awards	(1,163)	—	—	—	(1,163)
Excess tax benefit from stock-based compensation	328	—	—	—	328
Other	270	—	(247)	(4)	19
Net transactions with related entities	(85,339)	(24,038)	(16,303)	125,680	—
Net cash from financing activities	36,002	(24,038)	(27,000)	125,676	110,640
Effect of changes in foreign exchange rates on cash	—	—	(453)	—	(453)
Change in cash and cash equivalents	(1,339)	(168)	27,256	—	25,749
Cash and cash equivalents at beginning of year	5,617	1,919	35,260	—	42,796
Cash and cash equivalents at end of period	$4,278	$1,751	$62,516	$—	$68,545

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 28, 2013, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 28, 2013.
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
Highlights from the First Quarter Ended March 29, 2014
Key financial highlights during the quarter are as follows:

•	Total net sales in the first quarter of 2014 were $1.1 billion, compared with $945 million in the same quarter of 2013, representing a 12% increase.

•
Operating profit was $72 million in the first quarter of 2014, compared with $85 million in the same quarter of 2013. As a percentage of sales, operating profit was 6.8% in the first quarter of 2014 compared to 9.0% in the same quarter of 2013.

•	Diluted earnings per share was $0.41 in the first quarter of 2014, compared with diluted earnings per share of $0.51 in the same quarter of 2013.
Outlook
For the full year 2014, we expect net sales of slightly less than $5.1 billion, including approximately $500 million contributed by Maidenform.
Interest and other related expense is expected to be approximately $85 million for the full year, including approximately $10 million from higher debt balances associated with the Maidenform acquisition.
We expect our full year tax rate to be in the low teens with slightly higher rates in the first half of the year.
We expect cash flow from operations to be $475 million to $575 million for the full year. We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year. We expect our cash deployment strategy in the future will include a mix of dividends, bolt-on acquisitions and share repurchases. For example, as part of our cash deployment strategy, in January 2014 our Board of Directors authorized a regular quarterly dividend of $0.30 per share which was paid in March 2014. Additionally, the Board of Directors authorized another regular quarterly dividend of $0.30 per share in April 2014, to be paid in June 2014.
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
Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary spending by consumers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, taxation, gasoline prices, weather, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside our control. Consumers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. These consumers may choose to purchase fewer of our products or to purchase lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time.
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
Condensed Consolidated Results of Operations — First Quarter Ended March 29, 2014 Compared with First Quarter Ended March 30, 2013

	Quarter Ended
	March 29, 2014	March 30, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,059,370	$945,461	$113,909	12.0%
Cost of sales	702,593	618,162	84,431	13.7
Gross profit	356,777	327,299	29,478	9.0
Selling, general and administrative expenses	284,989	242,156	42,833	17.7
Operating profit	71,788	85,143	(13,355)	(15.7)
Other expenses	435	464	(29)	(6.3)
Interest expense, net	21,818	25,623	(3,805)	(14.8)
Income before income tax expense	49,535	59,056	(9,521)	(16.1)
Income tax expense	7,975	7,677	298	3.9
Net income	$41,560	$51,379	$(9,819)	(19.1)%
Net Sales
Net sales increased 12% during the first quarter primarily due to the acquisition of Maidenform in October 2013, which added an incremental $125 million of net sales in the first quarter of 2014. Net sales were higher (10%) in our Activewear segment as we continue to secure net space gains at retailers through our Innovate-to-Elevate strategy, which helps drive core-product and new-product success. Offsetting the higher net sales were unfavorable foreign currency exchange rates and a soft retail environment disrupted frequently by extreme weather, particularly within our intimate apparel category. Excluding the impact of unfavorable foreign currency exchange rates, consolidated net sales and International segment net sales increased 13% and 19%, respectively.
Gross Profit
Our gross profit was higher for the first quarter of 2014 as compared to the same quarter of 2013 as we improved our gross profit across all segments. The increase in gross profit was attributable to our Innovate-to-Elevate strategy, which combines our brand power, our innovation platforms and our low cost supply chain to drive margin expansion by increasing our price per unit and reducing our cost per unit through supply chain efficiencies. Included with gross profit in the first quarter of 2014 are charges of $15 million related to the Maidenform acquisition and integration and other action related costs related primarily to supply chain optimization and regional alignment of commercial operations.

Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses was 26.9% in the first quarter of 2014 compared to 25.6% in the first quarter of 2013. The higher selling, general and administrative expenses were attributable to charges of $28 million related to Maidenform acquisition, integration and other action related costs related primarily to supply chain optimization and regional alignment of commercial operations. Additionally, we incurred higher distribution costs due to increased sales volume and higher planned media spending in the first quarter of 2014 compared to the first quarter of 2013.
Other Highlights
Interest Expense - Interest expense was lower by $4 million in the first quarter of 2014 compared to the first quarter of 2013 primarily due to the redemption of the 8% Senior Notes in the fourth quarter of 2013 and a lower weighted average interest rate. Our weighted average interest rate on our outstanding debt was 4.12% during the first quarter of 2014, compared to 5.46% in the first quarter of 2013.
Income Tax Expense – Our effective income tax rate was 16% and 13% for the first quarter of 2014 and the first quarter of 2013, respectively. The higher effective income tax rate was primarily attributable to the benefit of approximately $6 million in the first quarter of 2013 related to the retroactive application of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013. The higher effective income tax rate was partially offset by a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries, for the first quarter of 2014 as compared to the first quarter of 2013.
Operating Results by Business Segment — First Quarter Ended March 29, 2014 Compared with First Quarter Ended March 30, 2013

	Net Sales		Operating Profit (Loss)
	Quarter Ended		Quarter Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(dollars in thousands)
Innerwear	$571,154	$497,025	$95,755	$89,742
Activewear	294,504	267,186	31,995	21,309
Direct to Consumer	83,714	80,083	(701)	132
International	109,998	101,167	8,311	2,282
Corporate	—	—	(63,572)	(28,322)
Total	$1,059,370	$945,461	$71,788	$85,143
Innerwear

	Quarter Ended
	March 29, 2014	March 30, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$571,154	$497,025	$74,129	14.9%
Segment operating profit	95,755	89,742	6,013	6.7
Innerwear net sales were $74 million higher in the first quarter of 2014 compared to the same quarter in 2013. The higher net sales were driven primarily by incremental sales of Maidenform products and higher sales in our basics category due to higher unit sales volume for our socks and panties categories, partially offset by a soft retail environment for our intimate apparel category, resulting in lower unit sales volume.
Our Innovate-to-Elevate strategy continues to positively impact our Innerwear segment margins as we are able to increase our price per unit with product innovations and reduce our cost per unit through supply chain efficiencies. Offsetting the improvement was lower sales volume within our intimate apparel category and higher trade spending.

Activewear

	Quarter Ended
	March 29, 2014	March 30, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$294,504	$267,186	$27,318	10.2%
Segment operating profit	31,995	21,309	10,686	50.1
The higher net sales in our Activewear segment is primarily attributable to net space gains and higher unit sales volume for Champion products in our retail channel. Champion benefited from innovative platforms such as Vapor performance products and Flexible Fit technology as it increased retail space. Additionally, we had higher net sales of our branded printwear category and Gear for Sports licensed apparel due to favorable product sales mix.
Activewear segment operating margin improved due to higher sales volume and a favorable product sales mix within our Champion brand. Our Innovate-to-Elevate strategy continues to positively impact our Activewear segment margins as we are able to increase our price per unit with product innovations and reduce our cost per unit through supply chain efficiencies. The margin improvement was partially offset by higher planned media spending in the first quarter of 2014 compared to the first quarter of 2013.
Direct to Consumer

	Quarter Ended
	March 29, 2014	March 30, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$83,714	$80,083	$3,631	4.5%
Segment operating profit (loss)	(701)	132	(833)	NM
Direct to Consumer segment net sales were higher due to the addition of Maidenform sales. Due to unusually high weather-related temporary store closures, comparable store sales were 4% lower in the first quarter of 2014 compared to the same period of 2013.
Direct to Consumer segment operating margin declined 100 basis points due to lower sales volume resulting primarily from the weather-related temporary store closures.
International

	Quarter Ended
	March 29, 2014	March 30, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$109,998	$101,167	$8,831	8.7%
Segment operating profit	8,311	2,282	6,029	264.2
Sales in the International segment were higher primarily due to the addition of Maidenform sales and higher net sales in Canada as a result of space gains, partially offset by an unfavorable impact of foreign exchange rates. Excluding the unfavorable impact of foreign exchange rates, International segment net sales were 19% higher.
International segment operating margin increased 530 basis points to 7.6% primarily due to higher sales volume, partially offset by foreign currency exchange rates.
Corporate
Corporate expenses were higher in the first quarter of 2014 compared to the first quarter of 2013 primarily due to acquisition, integration and other action related charges of $43 million.
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
At March 29, 2014, we had $471 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $89 million of borrowing availability under our international loan facilities, $151 million in cash and cash equivalents and no borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. We expect our cash deployment strategy in the future will include a mix of dividends, bolt-on acquisitions and share repurchases.
Dividends
As part of our cash deployment strategy, in January 2014 our Board of Directors authorized a regular quarterly dividend of $0.30 per share which was paid in March 2014. In April 2014, our Board of Directors authorized a regular quarterly dividend of $0.30 per share to be paid June 3, 2014 to stockholders of record at the close of business on May 13, 2014.
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
There have been no significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended December 28, 2013.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the quarters ended March 29, 2014 and March 30, 2013 was derived from our condensed consolidated financial statements.

	Quarter Ended
	March 29, 2014	March 30, 2013
	(dollars in thousands)
Operating activities	$(62,236)	$(77,908)
Investing activities	(12,169)	(6,530)
Financing activities	110,191	110,640
Effect of changes in foreign currency exchange rates on cash	(513)	(453)
Change in cash and cash equivalents	35,273	25,749
Cash and cash equivalents at beginning of year	115,863	42,796
Cash and cash equivalents at end of period	$151,136	$68,545
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income, as well as changes in our working capital. As compared to prior year, the lower net cash used in operating activities is primarily attributable to changes in working capital, specifically related to accounts receivable, accounts payable and accrued liabilities, partially offset by an increase in inventory and lower net income. We typically build inventory unit levels in the first quarter to support the back-to-school shopping season.
The higher net cash used in investing activities resulted from higher net capital expenditures. Financing activities were relatively flat compared to prior year. Included within financing activities are cash dividends paid during the first quarter of 2014 of $30 million.
Financing Arrangements
In March 2014, we amended the Accounts Receivable Securitization Facility. This amendment decreased certain fee rates, revised certain concentration limits and dilution triggers and extended the termination date to March 2015.

As of March 29, 2014, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2013 or other SEC filings could cause noncompliance.
There have been no other significant changes in the financing arrangements from those described in our Annual Report on Form 10-K for the year ended December 28, 2013.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” to our financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2013.
The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 28, 2013. There have been no material changes in these policies from those described in our Annual Report on Form 10-K for the year ended December 28, 2013.
Recently Issued Accounting Pronouncements
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
Discontinued Operations
In April 2014, the FASB issued new accounting rules related to updating the criteria for reporting discontinued operations and enhancing related disclosures requirements. The new rules are effective for us in the first quarter of 2015. We do not expect the adoption of the new accounting rules to have a material impact on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 28, 2013.

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
The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.

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
Date: April 25, 2014

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

10.1
Amendment No. 11 dated as of March 14, 2014 among Hanesbrands Inc., HBI Receivables LLC, Regency Assets Limited and PNC Bank, N.A., as conduit purchasers and committed purchasers, HSBC Securities (USA) Inc. and PNC Bank, N.A., as managing agents, and HSBC Securities (USA) Inc., as agent, to the Receivables Purchase Agreement dated as of November 27, 2007 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2014).

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