Form 10-Q
period 2014-06-28
Hanesbrands Inc.
filed 2014-07-24
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 18, 2014, there were 99,631,359 shares of the registrant’s common stock outstanding.

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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$1,342,052	$1,199,205	$2,401,422	$2,144,666
Cost of sales	837,698	763,723	1,540,291	1,381,885
Gross profit	504,354	435,482	861,131	762,781
Selling, general and administrative expenses	297,230	254,035	582,219	496,191
Operating profit	207,124	181,447	278,912	266,590
Other expenses	660	751	1,095	1,215
Interest expense, net	21,119	25,221	42,937	50,844
Income before income tax expense	185,345	155,475	234,880	214,531
Income tax expense	30,767	33,889	38,742	41,566
Net income	$154,578	$121,586	$196,138	$172,965

Earnings per share:
Basic	$1.54	$1.22	$1.95	$1.74
Diluted	$1.51	$1.19	$1.92	$1.70

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$154,578	$121,586	$196,138	$172,965
Other comprehensive income (loss), net of tax of $481, $2,175, $1,288 and $3,671, respectively	3,968	(3,260)	3,187	(1,904)
Comprehensive income	$158,546	$118,326	$199,325	$171,061

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 28, 2014	December 28, 2013
Assets
Cash and cash equivalents	$143,617	$115,863
Trade accounts receivable, net	779,520	578,558
Inventories	1,401,615	1,283,331
Deferred tax assets	198,149	197,260
Other current assets	64,835	68,654
Total current assets	2,587,736	2,243,666

Property, net	571,744	579,883
Trademarks and other identifiable intangibles, net	367,820	377,751
Goodwill	626,568	626,392
Deferred tax assets	208,703	207,426
Other noncurrent assets	52,447	54,930
Total assets	$4,415,018	$4,090,048

Liabilities and Stockholders’ Equity
Accounts payable	$563,758	$466,270
Accrued liabilities	325,778	315,026
Notes payable	40,802	36,192
Accounts Receivable Securitization Facility	225,000	181,790
Total current liabilities	1,155,338	999,278
Long-term debt	1,523,000	1,467,000
Pension and postretirement benefits	220,014	263,819
Other noncurrent liabilities	138,238	129,328
Total liabilities	3,036,590	2,859,425

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 99,630,343 and 99,455,478, respectively	996	995
Additional paid-in capital	294,514	285,227
Retained earnings	1,316,748	1,181,418
Accumulated other comprehensive loss	(233,830)	(237,017)
Total stockholders’ equity	1,378,428	1,230,623
Total liabilities and stockholders’ equity	$4,415,018	$4,090,048

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Operating activities:
Net income	$196,138	$172,965
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	46,040	45,630
Amortization of debt issuance costs	2,853	3,358
Stock compensation expense	8,554	5,003
Deferred taxes and other	(4,611)	2,444
Changes in assets and liabilities:
Accounts receivable	(200,973)	(115,907)
Inventories	(117,576)	(91,466)
Other assets	6,560	(4,813)
Accounts payable	93,954	42,808
Accrued liabilities and other	(26,001)	(41,696)
Net cash from operating activities	4,938	18,326

Investing activities:
Purchases of property, plant and equipment	(24,585)	(19,790)
Proceeds from sales of assets	4,918	3,617
Net cash from investing activities	(19,667)	(16,173)

Financing activities:
Borrowings on notes payable	66,737	62,954
Repayments on notes payable	(61,957)	(58,671)
Borrowings on Accounts Receivable Securitization Facility	115,609	81,358
Repayments on Accounts Receivable Securitization Facility	(72,399)	(84,715)
Borrowings on Revolving Loan Facility	1,782,500	1,970,000
Repayments on Revolving Loan Facility	(1,726,500)	(1,913,000)
Cash dividends paid	(59,731)	(19,797)
Proceeds from stock options exercised	—	5,279
Taxes paid related to net shares settlement of equity awards	(10,342)	(20,004)
Excess tax benefit from stock-based compensation	7,895	14,892
Other	806	259
Net cash from financing activities	42,618	38,555
Effect of changes in foreign exchange rates on cash	(135)	(1,199)
Change in cash and cash equivalents	27,754	39,509
Cash and cash equivalents at beginning of year	115,863	42,796
Cash and cash equivalents at end of period	$143,617	$82,305

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
Presentation of an Unrecognized Tax Benefit
In July 2013, the FASB issued new accounting rules related to standardizing the financial statement presentation of an unrecognized tax benefit, or a portion thereof, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new rules were effective for the Company in the first quarter of 2014 and applied prospectively. The adoption of the new accounting rules did not have a material effect on the Company’s financial condition, results of operations or cash flows.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued new accounting rules related to revenue recognition for contracts with customers requiring revenue recognition based on the transfer of promised goods or services to customers in an amount that reflects consideration the Company expects to be entitled to in exchange for goods or services. The new rules supercede prior revenue recognition requirements and most industry-specific accounting guidance. The new rules will be effective for the Company in the first quarter of 2017 with retrospective application required. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(3)	Acquisitions
On June 25, 2014, the Company announced its intentions to acquire DBA Lux Holding S.A. (“DBA”) from SLB Brands Holdings, Ltd and certain individual DBA shareholders, provided consultation with European and French works councils representing DBA employees is completed and customary closing conditions are met. DBA is a leading marketer of intimate apparel, hosiery and underwear in Europe. The all-cash transaction offer values DBA at €400,000 on an enterprise basis (approximately $550,000 at current exchange rates). The Company intends to finance the transaction with cash on hand and third-party borrowings. The acquisition could close as soon as the third quarter 2014. For additional information regarding the transaction, see the Company’s Current Report on Form 8-K filed on June 25, 2014.
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
The allocation of the Maidenform purchase price is preliminary and subject to change. For the six months ended June 28, 2014, the Company has not recorded any purchase price adjustments. The primary areas of the purchase price that are not yet finalized are related to certain income taxes and residual goodwill. Accordingly, adjustments will be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances which existed at the valuation date.

(4)	Earnings Per Share
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Basic weighted average shares outstanding	100,480	99,855	100,432	99,624
Effect of potentially dilutive securities:
Stock options	1,163	1,494	1,211	1,437
Restricted stock units	414	663	393	668
Employee stock purchase plan and other	—	1	—	—
Diluted weighted average shares outstanding	102,057	102,013	102,036	101,729
For the quarters and six months ended June 28, 2014 and June 29, 2013, there were no options or restricted stock units that were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

(5)	Inventories
Inventories consisted of the following:

	June 28, 2014	December 28, 2013
Raw materials	$192,592	$170,524
Work in process	150,860	142,713
Finished goods	1,058,163	970,094
	$1,401,615	$1,283,331

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(6)	Debt
Debt consisted of the following:

	Interest Rate as of June 28, 2014	Principal Amount		Maturity Date
		June 28, 2014	December 28, 2013
Revolving Loan Facility	1.91%	$523,000	$467,000	July 2018
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
Accounts Receivable Securitization Facility	1.11%	225,000	181,790	March 2015
		1,748,000	1,648,790
Less current maturities		225,000	181,790
		$1,523,000	$1,467,000
As of June 28, 2014, the Company had $566,113 of borrowing availability under the $1,100,000 revolving credit facility (the “Revolving Loan Facility”) under its senior secured credit facility after taking into account outstanding borrowings and $10,887 of standby and trade letters of credit issued and outstanding under this facility.
In March 2014, the Company amended the accounts receivable securitization facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment decreased certain fee rates, revised certain concentration limits and dilution triggers and extended the termination date to March 2015.
As of June 28, 2014, the Company was in compliance with all financial covenants under its credit facilities.

(7)	Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Foreign Exchange Contracts	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 28, 2013	$(21,928)	$2,042	$(357,503)	$140,372	$(237,017)
Amounts reclassified from accumulated other comprehensive loss	—	(1,030)	5,203	(1,629)	2,544
Current-period other comprehensive income (loss) activity	1,157	(855)	—	341	643
Balance at June 28, 2014	$(20,771)	$157	$(352,300)	$139,084	$(233,830)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The Company had the following reclassifications out of Accumulated other comprehensive loss:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Quarter Ended		Six Months Ended
		June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gain on foreign exchange contracts	Cost of sales	$355	$47	$1,030	$5
Gain on foreign exchange contracts	Income tax	(142)	(19)	(411)	(2)
Net of tax		213	28	619	3

Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	(2,602)	(3,847)	(5,203)	(7,709)
Amortization of deferred actuarial loss and prior service cost	Income tax	1,020	1,485	2,040	3,025
Net of tax		(1,582)	(2,362)	(3,163)	(4,684)

Total reclassifications		$(1,369)	$(2,334)	$(2,544)	$(4,681)

(8)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of June 28, 2014, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio was $61,298 and $9,922 respectively, primarily consisting of contracts hedging exposures to the Mexican peso, Canadian dollar, Australian dollar, Brazilian real and Japanese yen.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		June 28, 2014	December 28, 2013
Hedges	Other current assets	$49	$32
Non-hedges	Other current assets	21	970
Total derivative assets		70	1,002

Hedges	Accrued liabilities	(856)	—
Non-hedges	Accrued liabilities	(286)	(28)
Total derivative liabilities		(1,142)	(28)

Net derivative asset (liability)		$(1,072)	$974
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The Company expects to reclassify into earnings during the next 12 months a net loss from Accumulated other comprehensive loss of approximately $521.
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
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and Accumulated other comprehensive loss is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion)
	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Foreign exchange contracts	$(997)	$1,775	$(855)	$1,624

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Foreign exchange contracts	Cost of sales	$355	$47	$1,030	$5
Derivative Contracts Not Designated As Hedges
The Company uses foreign exchange derivative contracts as economic hedges against the impact of foreign exchange fluctuations on existing accounts receivable and payable balances and intercompany lending transactions denominated in foreign currencies. These contracts are not designated as hedges under the accounting standards and are recorded at fair value in the Condensed Consolidated Balance Sheet. Any gains or losses resulting from changes in fair value are recognized directly into earnings. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities.
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Loss Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Quarter Ended		Six Months Ended
		June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Foreign exchange contracts	Selling, general and administrative expenses	$(322)	$2,349	$(372)	$563

(9)	Fair Value of Assets and Liabilities
As of June 28, 2014, the Company held certain financial assets and liabilities related to foreign exchange derivative contracts that are required to be measured at fair value on a recurring basis. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

There were no changes during the quarter ended June 28, 2014 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended June 28, 2014. As of and during the quarter and six months ended June 28, 2014, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of June 28, 2014
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$70	$—
Foreign exchange derivative contracts	—	(1,142)	—
	—	(1,072)	—

Deferred compensation plan liability	—	(18,128)	—

Total	$—	$(19,200)	$—

	Assets (Liabilities) at Fair Value as of December 28, 2013
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$1,002	$—
Foreign exchange derivative contracts	—	(28)	—
	—	974	—

Deferred compensation plan liability	—	(17,036)	—

Total	$—	$(16,062)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of June 28, 2014 and December 28, 2013. The carrying amount of trade accounts receivable includes allowance for doubtful accounts, chargebacks and other deductions of $16,796 and $13,336 as of June 28, 2014 and December 28, 2013, respectively. The fair value of debt, which is classified as a Level 2 liability, was $1,831,635 and $1,744,115 as of June 28, 2014 and December 28, 2013, respectively. Debt had a carrying value of $1,748,000 and $1,648,790 as of June 28, 2014 and December 28, 2013, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of June 28, 2014 and December 28, 2013, primarily due to the short-term nature of these instruments.

(10)	Income Taxes
The Company’s effective income tax rate was 17% and 22% for the quarters ended June 28, 2014 and June 29, 2013, respectively. The Company’s effective tax rate was 16% and 19% for the six months ended June 28, 2014 and June 29, 2013, respectively. The lower effective income tax rates for the quarter and six months ended June 28, 2014 compared to the quarter

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

and six months ended June 29, 2013 were primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries.

(11)	Dividends
As part of the Company’s cash deployment strategy, in July 2014 the Company’s Board of Directors authorized a regular quarterly dividend of $0.30 per share to be paid September 3, 2014 to stockholders of record at the close of business on August 12, 2014. In January 2014 and April 2014, the Board of Directors also declared dividends of $0.30 per share on outstanding common stock which were paid on March 11, 2014 and June 3, 2014, respectively.
Cash paid for dividends was $29,881 and $59,731 for the quarter and six months ended June 28, 2014, respectively, and $19,797 for the quarter and six months ended June 29, 2013.

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

	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales:
Innerwear	$788,330	$687,319	$1,359,484	$1,184,344
Activewear	317,814	294,231	612,318	561,417
Direct to Consumer	104,352	92,633	188,066	172,716
International	131,556	125,022	241,554	226,189
Total net sales	$1,342,052	$1,199,205	$2,401,422	$2,144,666

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Segment operating profit:
Innerwear	$181,667	$152,702	$277,422	$242,444
Activewear	45,709	37,120	77,704	58,429
Direct to Consumer	11,848	9,064	11,147	9,196
International	16,060	12,732	24,371	15,014
Total segment operating profit	255,284	211,618	390,644	325,083
Items not included in segment operating profit:
General corporate expenses	(19,892)	(26,874)	(36,931)	(51,825)
Acquisition, integration and other action related charges	(24,045)	—	(66,682)	—
Amortization of intangibles	(4,223)	(3,297)	(8,119)	(6,668)
Total operating profit	207,124	181,447	278,912	266,590
Other expenses	(660)	(751)	(1,095)	(1,215)
Interest expense, net	(21,119)	(25,221)	(42,937)	(50,844)
Income before income tax expense	$185,345	$155,475	$234,880	$214,531
The results of Maidenform have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the Innerwear, Direct to Consumer and International segments based on geographic location and distribution channel. For the quarter ended June 28, 2014, the Company incurred acquisition, integration and other action related charges of $24,045, of which $3,835 is reported in the “Cost of sales” line and $20,210 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the six months ended June 28, 2014, the Company incurred acquisition, integration and other action related charges of $66,682, of which $18,662 is reported in the “Cost of sales” line and $48,020 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended June 28, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,186,489	$190,946	$607,973	$(643,356)	$1,342,052
Cost of sales	897,376	90,178	458,668	(608,524)	837,698
Gross profit	289,113	100,768	149,305	(34,832)	504,354
Selling, general and administrative expenses	215,474	53,922	29,619	(1,785)	297,230
Operating profit	73,639	46,846	119,686	(33,047)	207,124
Equity in earnings of subsidiaries	120,322	93,613	—	(213,935)	—
Other expenses	660	—	—	—	660
Interest expense, net	19,058	(88)	1,979	170	21,119
Income before income tax expense	174,243	140,547	117,707	(247,152)	185,345
Income tax expense	19,665	8,070	3,032	—	30,767
Net income	$154,578	$132,477	$114,675	$(247,152)	$154,578

Comprehensive income	$158,546	$132,477	$117,159	$(249,636)	$158,546

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended June 29, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,054,318	$168,376	$603,380	$(626,869)	$1,199,205
Cost of sales	813,705	78,781	463,089	(591,852)	763,723
Gross profit	240,613	89,595	140,291	(35,017)	435,482
Selling, general and administrative expenses	188,889	35,823	30,651	(1,328)	254,035
Operating profit	51,724	53,772	109,640	(33,689)	181,447
Equity in earnings of subsidiaries	112,006	78,211	—	(190,217)	—
Other expenses	751	—	—	—	751
Interest expense, net	23,756	—	1,465	—	25,221
Income before income tax expense	139,223	131,983	108,175	(223,906)	155,475
Income tax expense	17,637	7,754	8,498	—	33,889
Net income	$121,586	$124,229	$99,677	$(223,906)	$121,586

Comprehensive income	$118,326	$124,229	$163,602	$(287,831)	$118,326

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Comprehensive Income Six Months Ended June 28, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$2,078,819	$410,896	$1,168,159	$(1,256,452)	$2,401,422
Cost of sales	1,618,522	223,659	889,218	(1,191,108)	1,540,291
Gross profit	460,297	187,237	278,941	(65,344)	861,131
Selling, general and administrative expenses	406,179	123,945	56,098	(4,003)	582,219
Operating profit	54,118	63,292	222,843	(61,341)	278,912
Equity in earnings of subsidiaries	205,387	168,473	—	(373,860)	—
Other expenses	1,095	—	—	—	1,095
Interest expense, net	36,942	1,898	4,035	62	42,937
Income before income tax expense	221,468	229,867	218,808	(435,263)	234,880
Income tax expense	25,330	5,756	7,656	—	38,742
Net income	$196,138	$224,111	$211,152	$(435,263)	$196,138

Comprehensive income	$199,325	$224,111	$211,371	$(435,482)	$199,325

	Condensed Consolidating Statement of Comprehensive Income Six Months Ended June 29, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,915,073	$301,082	$1,147,681	$(1,219,170)	$2,144,666
Cost of sales	1,497,562	142,259	902,076	(1,160,012)	1,381,885
Gross profit	417,511	158,823	245,605	(59,158)	762,781
Selling, general and administrative expenses	362,837	74,131	61,748	(2,525)	496,191
Operating profit	54,674	84,692	183,857	(56,633)	266,590
Equity in earnings of subsidiaries	187,866	128,030	—	(315,896)	—
Other expenses	1,215	—	—	—	1,215
Interest expense, net	47,909	—	2,935	—	50,844
Income before income tax expense	193,416	212,722	180,922	(372,529)	214,531
Income tax expense	20,451	9,129	11,986	—	41,566
Net income	$172,965	$203,593	$168,936	$(372,529)	$172,965

Comprehensive income	$171,061	$203,593	$162,637	$(366,230)	$171,061

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet June 28, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$3,433	$4,898	$135,286	$—	$143,617
Trade accounts receivable, net	132,718	58,621	589,182	(1,001)	779,520
Inventories	1,007,306	129,194	467,083	(201,968)	1,401,615
Deferred tax assets	179,483	15,373	3,293	—	198,149
Other current assets	36,539	9,126	19,170	—	64,835
Total current assets	1,359,479	217,212	1,214,014	(202,969)	2,587,736
Property, net	83,514	47,540	440,690	—	571,744
Trademarks and other identifiable intangibles, net	6,261	83,784	277,775	—	367,820
Goodwill	232,882	124,247	269,439	—	626,568
Investments in subsidiaries	3,112,658	1,703,831	—	(4,816,489)	—
Deferred tax assets	140,190	53,317	15,196	—	208,703
Receivables from related entities	4,799,460	4,215,846	1,985,892	(11,001,198)	—
Other noncurrent assets	50,554	373	1,520	—	52,447
Total assets	$9,784,998	$6,446,150	$4,204,526	$(16,020,656)	$4,415,018

Liabilities and Stockholders’ Equity
Accounts payable	$361,694	$17,150	$184,914	$—	$563,758
Accrued liabilities	209,203	37,972	78,952	(349)	325,778
Notes payable	—	—	40,802	—	40,802
Accounts Receivable Securitization Facility	—	—	225,000	—	225,000
Total current liabilities	570,897	55,122	529,668	(349)	1,155,338
Long-term debt	1,523,000	—	—	—	1,523,000
Pension and postretirement benefits	211,642	—	8,372	—	220,014
Payables to related entities	5,986,970	3,155,251	1,571,663	(10,713,884)	—
Other noncurrent liabilities	114,061	12,887	11,143	147	138,238
Total liabilities	8,406,570	3,223,260	2,120,846	(10,714,086)	3,036,590
Stockholders’ equity	1,378,428	3,222,890	2,083,680	(5,306,570)	1,378,428
Total liabilities and stockholders’ equity	$9,784,998	$6,446,150	$4,204,526	$(16,020,656)	$4,415,018

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows Six Months Ended June 28, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$210,832	$150,068	$18,064	$(374,026)	$4,938
Investing activities:
Purchases of property, plant and equipment	(6,995)	(3,194)	(14,396)	—	(24,585)
Proceeds from sales of assets	—	—	4,918	—	4,918
Net cash from investing activities	(6,995)	(3,194)	(9,478)	—	(19,667)
Financing activities:
Borrowings on notes payable	—	—	66,737	—	66,737
Repayments on notes payable	—	—	(61,957)	—	(61,957)
Borrowings on Accounts Receivable Securitization Facility	—	—	115,609	—	115,609
Repayments on Accounts Receivable Securitization Facility	—	—	(72,399)	—	(72,399)
Borrowings on Revolving Loan Facility	1,782,500	—	—	—	1,782,500
Repayments on Revolving Loan Facility	(1,726,500)	—	—	—	(1,726,500)
Cash dividends paid	(59,731)	—	—	—	(59,731)
Taxes paid related to net shares settlement of equity awards	(10,342)	—	—	—	(10,342)
Excess tax benefit from stock-based compensation	7,895	—	—	—	7,895
Other	1,146	—	(486)	146	806
Net transactions with related entities	(201,067)	(149,787)	(23,026)	373,880	—
Net cash from financing activities	(206,099)	(149,787)	24,478	374,026	42,618
Effect of changes in foreign exchange rates on cash	—	—	(135)	—	(135)
Change in cash and cash equivalents	(2,262)	(2,913)	32,929	—	27,754
Cash and cash equivalents at beginning of year	5,695	7,811	102,357	—	115,863
Cash and cash equivalents at end of period	$3,433	$4,898	$135,286	$—	$143,617

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows Six Months Ended June 29, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$165,172	$105,792	$63,256	$(315,894)	$18,326
Investing activities:
Purchases of property, plant and equipment	(7,729)	(2,037)	(10,024)	—	(19,790)
Proceeds from sales of assets	3,402	26	189	—	3,617
Net cash from investing activities	(4,327)	(2,011)	(9,835)	—	(16,173)
Financing activities:
Borrowings on notes payable	—	—	62,954	—	62,954
Repayments on notes payable	—	—	(58,671)	—	(58,671)
Borrowings on Accounts Receivable Securitization Facility	—	—	81,358	—	81,358
Repayments on Accounts Receivable Securitization Facility	—	—	(84,715)	—	(84,715)
Borrowings on Revolving Loan Facility	1,970,000	—	—	—	1,970,000
Repayments on Revolving Loan Facility	(1,913,000)	—	—	—	(1,913,000)
Cash dividends paid	(19,797)	—	—	—	(19,797)
Proceeds from stock options exercised	5,279	—	—	—	5,279
Taxes paid related to net shares settlement of equity awards	(20,004)	—	—	—	(20,004)
Excess tax benefit from stock-based compensation	14,892	—	—	—	14,892
Other	536	—	(274)	(3)	259
Net transactions with related entities	(198,788)	(102,206)	(14,903)	315,897	—
Net cash from financing activities	(160,882)	(102,206)	(14,251)	315,894	38,555
Effect of changes in foreign exchange rates on cash	—	—	(1,199)	—	(1,199)
Change in cash and cash equivalents	(37)	1,575	37,971	—	39,509
Cash and cash equivalents at beginning of year	5,617	1,919	35,260	—	42,796
Cash and cash equivalents at end of period	$5,580	$3,494	$73,231	$—	$82,305

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Highlights from the Second Quarter and Six Months Ended June 28, 2014
Key financial highlights during the quarter and six months are as follows:

•
Total net sales in the second quarter of 2014 were $1.3 billion, compared with $1.2 billion in the same period of 2013, representing a 12% increase. Total net sales in the first six months of 2014 were $2.4 billion, compared with $2.1 billion in the same period of 2013, representing a 12% increase.

•
Operating profit increased 14% to $207 million in the second quarter of 2014, compared with $181 million in the same period of 2013. As a percentage of sales, operating profit was 15.4% in the second quarter of 2014 compared to 15.1% in the same period of 2013. Operating profit was $279 million in the first six months of 2014, compared with $267 million in the same period of 2013, representing a 5% increase. As a percentage of sales, operating profit was 11.6% in the second quarter of 2014 compared to 12.4% in the same period of 2013.

•
Diluted earnings per share increased 27% to $1.51 in the second quarter of 2014, compared with diluted earnings per share of $1.19 in the same period of 2013. Diluted earnings per share was $1.92 in the first six months of 2014, compared with diluted earnings per share of $1.70 in the same period of 2013, representing a 13% increase.

Outlook
For the full year 2014, we expect net sales of approximately $5.075 billion, including approximately $500 million contributed by Maidenform Brands, Inc. (“Maidenform”).
Interest and other related expense is expected to be approximately $85 million for the full year, including approximately $10 million from higher debt balances associated with the Maidenform acquisition.
We expect our full year tax rate to be in the low teens with higher rates in the first half of the year.
We expect cash flow from operations to be $500 million to $600 million for the full year. We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year. We expect our cash deployment strategy in the future will include a mix of dividends, bolt-on acquisitions and share repurchases. For example, as part of our cash deployment strategy, we have authorized regular dividends during 2014 of $0.90 per share and have paid, as of June 28, 2014, $0.60 per share.
On June 25, 2014, we announced our intention to acquire DBA Lux Holding S.A. (“DBA”) from SLB Brands Holdings, Ltd and certain individual DBA shareholders, provided consultation with European and French works councils representing DBA employees is completed and customary closing conditions are met. DBA is a leading marketer of intimate apparel, hosiery and underwear in Europe. The all-cash transaction offer values DBA at €400,000 on an enterprise basis (approximately $550,000 at current exchange rates). We intend to finance the transaction with cash on hand and third-party borrowings. The acquisition could close as soon as the third quarter of 2014. There can be no assurance that the proposed acquisition will be completed, or if it is completed, that the expected benefits of the transaction will be realized.
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
Condensed Consolidated Results of Operations — Second Quarter Ended June 28, 2014 Compared with Second Quarter Ended June 29, 2013

	Quarter Ended
	June 28, 2014	June 29, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,342,052	$1,199,205	$142,847	11.9%
Cost of sales	837,698	763,723	73,975	9.7
Gross profit	504,354	435,482	68,872	15.8
Selling, general and administrative expenses	297,230	254,035	43,195	17.0
Operating profit	207,124	181,447	25,677	14.2
Other expenses	660	751	(91)	(12.1)
Interest expense, net	21,119	25,221	(4,102)	(16.3)
Income before income tax expense	185,345	155,475	29,870	19.2
Income tax expense	30,767	33,889	(3,122)	(9.2)
Net income	$154,578	$121,586	$32,992	27.1%
Net Sales
Net sales increased 12% during the second quarter primarily due to the acquisition of Maidenform in October 2013, which added an incremental $141 million of net sales in the second quarter of 2014. Net sales were 8% higher in our Activewear segment due to higher sales volume and net space gains at retailers. Offsetting the higher net sales were unfavorable foreign currency exchange rates and lower sales volume in our Innerwear segment. Excluding the impact of unfavorable foreign currency exchange rates, consolidated net sales and International segment net sales increased 13% and 11%, respectively.
Gross Profit
Our gross profit was higher for the second quarter of 2014 as compared to the same period of 2013 as we continue to improve our gross profit across all segments. The increase in gross profit was attributable to our Innovate-to-Elevate strategy, which combines our brand power, our innovation platforms and our low cost supply chain to drive margin expansion by increasing our price per unit and reducing our cost per unit through supply chain efficiencies. Included with gross profit in the second quarter of 2014 are charges of $4 million related to Maidenform acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 22.1% in the second quarter of 2014 compared to 21.2% in the second quarter of 2013. The higher selling, general and administrative expenses were attributable to charges of $20 million related to Maidenform acquisition, integration and other action related costs. Additionally, we incurred higher distribution costs due to increased sales volume in the second quarter of 2014 compared to the second quarter of 2013.
Other Highlights
Interest Expense - Interest expense was lower by $4 million in the second quarter of 2014 compared to the second quarter of 2013 primarily due to the redemption of the 8% Senior Notes in the fourth quarter of 2013 and a lower weighted average interest rate. Our weighted average interest rate on our outstanding debt was 4.02% during the second quarter of 2014, compared to 5.27% in the second quarter of 2013.
Income Tax Expense – Our effective income tax rate was 17% and 22% for the second quarter of 2014 and the second quarter of 2013, respectively. The lower effective income tax rate was primarily attributable to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries.
Operating Results by Business Segment — Second Quarter Ended June 28, 2014 Compared with Second Quarter Ended June 29, 2013

	Net Sales		Operating Profit
	Quarter Ended		Quarter Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(dollars in thousands)
Innerwear	$788,330	$687,319	$181,667	$152,702
Activewear	317,814	294,231	45,709	37,120
Direct to Consumer	104,352	92,633	11,848	9,064
International	131,556	125,022	16,060	12,732
Corporate	—	—	(48,160)	(30,171)
Total	$1,342,052	$1,199,205	$207,124	$181,447
Innerwear

	Quarter Ended
	June 28, 2014	June 29, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$788,330	$687,319	$101,011	14.7%
Segment operating profit	181,667	152,702	28,965	19.0
Innerwear net sales were $101 million higher in the second quarter of 2014 compared to the same period in 2013. The higher net sales were driven primarily by incremental sales of Maidenform products. Our intimate apparel category had higher sales due to space gains in our bra category. Offsetting the improvement was the overall sluggish retail environment, specifically in our basics and hosiery categories, resulting in lower sales volume.
Our Innovate-to-Elevate strategy continues to positively impact our Innerwear segment margins as we are able to increase our price per unit with product innovations and reduce our cost per unit through supply chain efficiencies. Offsetting the improvement was higher distribution costs.

Activewear

	Quarter Ended
	June 28, 2014	June 29, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$317,814	$294,231	$23,583	8.0%
Segment operating profit	45,709	37,120	8,589	23.1
The higher net sales in our Activewear segment were primarily attributable to higher sales volume in our branded printwear category and space gains for our Champion products in our retail channel. Champion continues to benefit from innovative platforms resulting in higher sales volume and increased channel penetration. Additionally, net sales in our Gear for Sports licensed apparel increased as a result of space gains.
Our Innovate-to-Elevate strategy continues to positively impact our Activewear segment margins as we are able to increase our price per unit with product innovations and reduce our cost per unit through supply chain efficiencies.
Direct to Consumer

	Quarter Ended
	June 28, 2014	June 29, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$104,352	$92,633	$11,719	12.7%
Segment operating profit	11,848	9,064	2,784	30.7
Direct to Consumer segment net sales were higher due to the addition of Maidenform sales. Comparable store sales were 4% lower in the second quarter of 2014 compared to the same period of 2013 as a result of the sluggish retail environment.
Direct to Consumer segment operating margin increased primarily due to higher sales volume.
International

	Quarter Ended
	June 28, 2014	June 29, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$131,556	$125,022	$6,534	5.2%
Segment operating profit	16,060	12,732	3,328	26.1
Sales in the International segment were higher due to the addition of Maidenform sales, partially offset by an unfavorable impact of foreign exchange rates. Excluding the unfavorable impact of foreign exchange rates, International segment net sales were 11% higher.
International segment operating margin increased primarily due to higher sales volume, partially offset by foreign currency exchange rates.
Corporate
Corporate expenses were higher in the second quarter of 2014 compared to the second quarter of 2013 primarily due to acquisition, integration and other action related charges of $24 million.

Condensed Consolidated Results of Operations — Six Months Ended June 28, 2014 Compared with Six Months Ended June 29, 2013

	Six Months Ended
	June 28, 2014	June 29, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,401,422	$2,144,666	$256,756	12.0%
Cost of sales	1,540,291	1,381,885	158,406	11.5
Gross profit	861,131	762,781	98,350	12.9
Selling, general and administrative expenses	582,219	496,191	86,028	17.3
Operating profit	278,912	266,590	12,322	4.6
Other expenses	1,095	1,215	(120)	(9.9)
Interest expense, net	42,937	50,844	(7,907)	(15.6)
Income before income tax expense	234,880	214,531	20,349	9.5
Income tax expense	38,742	41,566	(2,824)	(6.8)
Net income	$196,138	$172,965	$23,173	13.4%
Net Sales
Net sales increased 12% in the six months of 2014 compared to the same period of 2013 as a result of the acquisition of Maidenform in October 2013, which added an incremental $266 million of net sales during the six months of 2014. Net sales were 9% higher in our Activewear segment as a result of our Innovate-to-Elevate strategy, which helped drive core-product and new-product success. Offsetting these higher net sales were lower sales volume in our Innerwear segment and unfavorable foreign currency exchange rates. Excluding the impact of unfavorable foreign currency exchange rates, consolidated net sales and International segment net sales increased 13% and 15%, respectively.
Gross Profit
Our gross profit was higher for the first six months of 2014 as compared to the same period in 2013 as we continue to maintain strong profit margins across all segments. Our Innovate-to-Elevate strategy continues to help drive profitable results as we combine our brand and supply chain strengths with product innovation. Included with gross profit in the six months of 2014 are charges of $19 million related to Maidenform acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 24.2% in the six months of 2014 compared to 23.1% in the same period of 2013. The higher selling, general and administrative expenses were primarily attributable to charges of $48 million related to Maidenform acquisition, integration and other action related costs and higher distribution costs.
Other Highlights
Interest Expense – lower by $8 million in the six months of 2014 compared to the same period of 2013 primarily due to the redemption of the 8% Senior Notes in the fourth quarter of 2013 and a lower weighted average interest rate. Our weighted average interest rate on our outstanding debt was 4.07% during the six months of 2014 compared to 5.37% in the same period of 2013.
Income Tax Expense – our effective income tax rate was 16% and 19% for the six months of 2014 and 2013, respectively. The lower effective income tax rate was primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries. The lower effective income tax rate was partially offset by the benefit of approximately $6 million in the first quarter of 2013 related to the retroactive application of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.

Operating Results by Business Segment — Six Months Ended June 28, 2014 Compared with Six Months Ended June 29, 2013

	Net Sales		Operating Profit
	Six Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(dollars in thousands)
Innerwear	$1,359,484	$1,184,344	$277,422	$242,444
Activewear	612,318	561,417	77,704	58,429
Direct to Consumer	188,066	172,716	11,147	9,196
International	241,554	226,189	24,371	15,014
Corporate	—	—	(111,732)	(58,493)
Total net sales	$2,401,422	$2,144,666	$278,912	$266,590
Innerwear

	Six Months Ended
	June 28, 2014	June 29, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,359,484	$1,184,344	$175,140	14.8%
Segment operating profit	277,422	242,444	34,978	14.4
The higher net sales in our Innerwear segment were driven primarily by incremental sales of Maidenform products. A sluggish retail environment led to lower sales volume in our intimate apparel, basics and hosiery product categories.
Our Innovate-to-Elevate strategy continues to positively impact our Innerwear segment margins as we are able to increase our price per unit with product innovations and reduce our cost per unit through supply chain efficiencies. Offsetting the improvement were higher planned media spending and higher distribution costs.
Activewear

	Six Months Ended
	June 28, 2014	June 29, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$612,318	$561,417	$50,901	9.1%
Segment operating profit	77,704	58,429	19,275	33.0
The higher net sales in our Activewear segment is primarily attributable to net space gains and higher sales volume for Champion products in our retail channel. Additionally, we had higher net sales of our branded printwear category and Gear for Sports licensed apparel as a result of higher sales volume and space gains, respectively.
Activewear segment operating margin improved due to higher sales volume across all product categories within the segment. Our Innovate-to-Elevate strategy continues to positively impact our Activewear segment margins as we are able to increase our price per unit with product innovations and reduce our cost per unit through supply chain efficiencies. The margin improvement was partially offset by higher planned media spending in the first six months of 2014 as compared to the same period of 2013.
Direct to Consumer

	Six Months Ended
	June 28, 2014	June 29, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$188,066	$172,716	$15,350	8.9%
Segment operating profit	11,147	9,196	1,951	21.2
Direct to Consumer segment net sales were higher due to the addition of Maidenform sales. Comparable store sales were 4% lower in the first six months of 2014 compared to the same period of 2013 resulting from the unusually high weather-related temporary store closures occurring in the first quarter of 2014 and overall sluggish retail environment.

Direct to Consumer segment operating margin improved due to higher sales volume.
International

	Six Months Ended
	June 28, 2014	June 29, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$241,554	$226,189	$15,365	6.8%
Segment operating profit	24,371	15,014	9,357	62.3
Overall net sales in the International segment were higher primarily due to the addition of Maidenform sales, partially offset by an unfavorable impact of foreign exchange rates. Excluding the unfavorable impact of foreign exchange rates, International segment net sales were higher by 15%.
International segment operating margin increased due to higher sales volume, partially offset by the unfavorable impact related to foreign currency exchange rates.
General Corporate Expenses
General corporate expenses were higher in the six months of 2014 compared to the same period of 2013 primarily due to acquisition, integration and other action related charges of $67 million.
Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
Our primary sources of liquidity are cash generated by operations and availability under the $1.1 billion revolving credit facility (the “Revolving Loan Facility”) under our senior secured credit facility (the “Senior Secured Credit Facility”), our accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) and our international loan facilities.
At June 28, 2014, we had $566 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $88 million of borrowing availability under our international loan facilities, $144 million in cash and cash equivalents and no borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. We expect our cash deployment strategy in the future will include a mix of dividends, bolt-on acquisitions and share repurchases.
On June 25, 2014, we announced our intention to acquire DBA in a transaction valued at €400 million (approximately $550 million at current exchange rates). We intend to finance the transaction, which could close as soon as the third quarter of 2014, with cash on hand and third-party borrowings, including a €363 million institutional term loan.
Dividends
As part of our cash deployment strategy, in January 2014 and April 2014 our Board of Directors declared regular quarterly dividends of $0.30 per share which were paid in March 2014 and June 2014, respectively. In July 2014, our Board of Directors authorized a regular quarterly dividend of $0.30 per share to be paid September 3, 2014 to stockholders of record at the close of business on August 12, 2014.
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

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the six months ended June 28, 2014 and June 29, 2013 was derived from our condensed consolidated financial statements.

	Six Months Ended
	June 28, 2014	June 29, 2013
	(dollars in thousands)
Operating activities	$4,938	$18,326
Investing activities	(19,667)	(16,173)
Financing activities	42,618	38,555
Effect of changes in foreign currency exchange rates on cash	(135)	(1,199)
Change in cash and cash equivalents	27,754	39,509
Cash and cash equivalents at beginning of year	115,863	42,796
Cash and cash equivalents at end of period	$143,617	$82,305
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income, as well as changes in our working capital. As compared to prior year, the lower net cash from operating activities is due to changes in working capital, specifically related to inventory, accounts receivable, accounts payable and accrued liabilities. We typically build inventory unit levels in the first half of the year to support the back-to-school shopping season.
The higher net cash used in investing activities resulted from higher net capital expenditures. The higher net cash from financing activities was primarily the result of higher net borrowings on our loan facilities, partially offset by incremental cash dividends paid during 2014 of $40 million.
Financing Arrangements
In March 2014, we amended the Accounts Receivable Securitization Facility. This amendment decreased certain fee rates, revised certain concentration limits and dilution triggers and extended the termination date to March 2015.
As of June 28, 2014, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2013 or other SEC filings could cause noncompliance.
In May 2014, Moody’s Investors Service (“Moody’s”) upgraded our corporate credit rating to Ba1 from Ba2 and our probability of default rating to Ba1-PD from Ba2-PD. Moody’s also raised the rating on our Revolving Loan Facility to Baa2 from Baa3, and the 6.375% Senior Notes to Ba2 from Ba3. Moody’s indicated the upgrade reflects our improved operating margins from a combination of lower overall production costs and modest increase in revenues.
In July 2014, Moody’s affirmed our corporate credit rating at Ba1 and our probability of default rating at Ba1-PD. Moody’s adjusted the rating on our Revolving Loan Facility to Baa3 and assigned a Baa3 rating to the anticipated Euro term loan due 2021, which will be primarily used to fund a portion of the DB Apparel acquisition. The new Euro term loan will have the same guarantee and security structure as the Revolving Loan Facility and therefore, Moody’s indicated that it is unable to warrant a rating differential between the Revolving Loan Facility and the Euro term loan. Additionally, in July 2014, Standard & Poor’s Ratings Services (“Standard & Poor’s”) assigned a credit rating of BBB- to the anticipated Euro term loan. The corporate credit and unsecured debt ratings of BB remain unchanged.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued new accounting rules related to revenue recognition for contracts with customers requiring revenue recognition based on the transfer of promised goods or services to customers in an amount that reflects consideration we expect to be entitled in exchange for goods or services. The new rules supercede prior revenue recognition requirements and most industry-specific accounting guidance. The new rules will be effective for us in the first quarter of 2017 with retrospective application required. We do not expect the adoption of the new accounting rules to have a material impact on our financial condition, results of operations or cash flows.

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

HANESBRANDS INC.

By:	/s/ Richard D. Moss
Richard D. Moss Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: July 24, 2014

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Binding Offer Letter, dated June 25, 2014 by and between Hanesbrands Inc. and SLB Brands Holdings, Ltd. (Certain schedules to Exhibit A have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request).

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