Form 10-Q
period 2014-09-27
Hanesbrands Inc.
filed 2014-10-30
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2014, there were 99,892,128 shares of the registrant’s common stock outstanding.

Trademarks, Trade Names and Service Marks
We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that may appear in this Quarterly Report on Form 10-Q include the Hanes, Champion, C9 by Champion, Bali, Playtex, Maidenform, DIM, JMS/Just My Size, L’eggs, Nur Die/Nur Der, Flexees, barely there, Wonderbra, Gear for Sports, Lilyette, Lovable, Rinbros, Shock Absorber, Track N Field, Abanderado and Zorba marks, which may be registered in the United States and other jurisdictions. We do not own any trademark, trade name or service mark of any other company appearing in this Quarterly Report on Form 10-Q.

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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$1,400,728	$1,197,346	$3,802,150	$3,342,012
Cost of sales	903,013	775,666	2,443,304	2,157,551
Gross profit	497,715	421,680	1,358,846	1,184,461
Selling, general and administrative expenses	343,823	244,782	926,042	740,973
Operating profit	153,892	176,898	432,804	443,488
Other expenses	795	795	1,890	2,010
Interest expense, net	23,528	25,002	66,465	75,846
Income before income tax expense	129,569	151,101	364,449	365,632
Income tax expense	10,625	25,838	49,367	67,404
Net income	$118,944	$125,263	$315,082	$298,228

Earnings per share:
Basic	$1.18	$1.25	$3.14	$2.99
Diluted	$1.16	$1.23	$3.09	$2.93

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$118,944	$125,263	$315,082	$298,228
Other comprehensive income (loss), net of tax of $1,382, $1,342, $2,670 and $5,013, respectively	(1,684)	1,062	1,503	(842)
Comprehensive income	$117,260	$126,325	$316,585	$297,386

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 27, 2014	December 28, 2013
Assets
Cash and cash equivalents	$215,832	$115,863
Trade accounts receivable, net	874,922	578,558
Inventories	1,666,008	1,283,331
Deferred tax assets	206,048	197,260
Other current assets	191,610	68,654
Total current assets	3,154,420	2,243,666

Property, net	673,295	579,883
Trademarks and other identifiable intangibles, net	715,824	377,751
Goodwill	721,160	626,392
Deferred tax assets	211,262	207,426
Other noncurrent assets	67,533	54,930
Total assets	$5,543,494	$4,090,048

Liabilities and Stockholders’ Equity
Accounts payable	$673,937	$466,270
Accrued liabilities	619,249	315,026
Notes payable	137,948	36,192
Accounts Receivable Securitization Facility	225,000	181,790
Current portion of long-term debt	19,821	—
Total current liabilities	1,675,955	999,278
Long-term debt	1,908,733	1,467,000
Pension and postretirement benefits	242,890	263,819
Other noncurrent liabilities	251,246	129,328
Total liabilities	4,078,824	2,859,425

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 99,891,867 and 99,455,478, respectively	999	995
Additional paid-in capital	293,770	285,227
Retained earnings	1,405,415	1,181,418
Accumulated other comprehensive loss	(235,514)	(237,017)
Total stockholders’ equity	1,464,670	1,230,623
Total liabilities and stockholders’ equity	$5,543,494	$4,090,048

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Operating activities:
Net income	$315,082	$298,228
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	69,540	67,201
Amortization of debt issuance costs	4,344	5,160
Stock compensation expense	11,998	7,742
Deferred taxes and other	(2,571)	541
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	(169,053)	(85,145)
Inventories	(149,376)	(68,389)
Other assets	(6,022)	(5,626)
Accounts payable	131,280	42,718
Accrued liabilities and other	10,099	(5,445)
Net cash from operating activities	215,321	256,985

Investing activities:
Purchases of property, plant and equipment	(46,562)	(30,721)
Proceeds from sales of assets	5,015	5,896
Acquisition of business, net of cash acquired	(352,986)	—
Other	(8,779)	—
Net cash from investing activities	(403,312)	(24,825)

Financing activities:
Borrowings on notes payable	109,313	68,333
Repayments on notes payable	(101,994)	(89,168)
Borrowings on Accounts Receivable Securitization Facility	115,609	100,731
Repayments on Accounts Receivable Securitization Facility	(72,399)	(107,953)
Borrowings on Revolving Loan Facility	2,639,000	2,629,000
Repayments on Revolving Loan Facility	(2,662,000)	(2,696,500)
Incurrence of debt under the Euro Term Loan Facility	476,566	—
Repayments of assumed debt related to acquisition of business	(111,193)	—
Cash dividends paid	(89,638)	(39,615)
Taxes paid related to net shares settlement of equity awards	(32,294)	(24,832)
Excess tax benefit from stock-based compensation	26,162	18,220
Other	(4,431)	365
Net cash from financing activities	292,701	(141,419)
Effect of changes in foreign exchange rates on cash	(4,741)	(1,217)
Change in cash and cash equivalents	99,969	89,524
Cash and cash equivalents at beginning of year	115,863	42,796
Cash and cash equivalents at end of period	$215,832	$132,320

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

(3)	Acquisitions
DBApparel Acquisition
In August 2014, MFB International Holdings S.à r.l. (“MF Lux”), a wholly owned subsidiary of the Company, acquired DBA Lux Holding S.A. (“DBA”) from SLB Brands Holdings, Ltd and certain individual DBA shareholders in an all-cash

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

transaction equal to €400,000 enterprise value less net debt and working capital adjustments as defined in the purchase agreement. Total purchase price was €297,031 (approximately $391,861 based on acquisition date exchange rates). The acquisition was financed through a combination of cash on hand and third party borrowings.
DBA contributed net revenues of $81,093 and immaterial pretax earnings as a result of acquisition and integration related charges since the date of acquisition. The results of DBA have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the International segment based on geographic location and distribution channel.
DBA is a leading marketer of intimate apparel, hosiery and underwear in Europe with a portfolio of strong brands including DIM, Nur Die/Nur Der and Lovable. The Company believes the acquisition will create growth and cost savings opportunities and increased scale to serve retailers. DBA utilizes a mix of self-owned manufacturing and third-party manufacturers. Factors that contribute to the amount of goodwill recognized for the acquisition include the value of the existing work force and cost savings by utilizing the Company’s low-cost supply chain and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.
The DIM, Nur Die/Nur Der, Lovable, Shock Absorber, Abanderado, Bellinda, Elbeo and Edoo trademarks and brand names, which management believes to have indefinite lives, have been valued at $272,653. Perpetual license agreements associated with the Playtex and Wonderbra brands, which management believes to have indefinite lives, have been valued at $37,821. Amortizable intangible assets have been assigned values of $40,193 for distribution networks, $12,255 for license and franchise agreements and $2,182 for computer software and other intangibles. Distributor relationships are being amortized over 10 years. License and franchise agreements are being amortized over three to 17 years, respectively. Computer software and other intangibles are amortized over one to three years.
The allocation of purchase price is preliminary and subject to change. The primary areas of the purchase price that are not yet finalized are related to certain income taxes, working capital adjustments as defined in the purchase agreement and residual goodwill. Accordingly, adjustments will be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances which existed at the valuation date. The acquired assets and assumed liabilities at the date of acquisition (August 29, 2014) include the following:

Cash and cash equivalents	$38,875
Trade accounts receivable, net	137,396
Inventories	245,161
Deferred tax assets	7,968
Other current assets	106,489
Property, net	104,868
Trademarks and other identifiable intangibles, net	365,104
Deferred tax assets, noncurrent	5,864
Other noncurrent assets	5,755
Total assets acquired	1,017,480
Accounts payables	79,785
Accrued liabilities and other	197,853
Notes payable	97,599
Deferred tax liabilities	4,352
Current portion of long-term debt	123,891
Long-term debt	8,683
Deferred tax liabilities, noncurrent	106,720
Other noncurrent liabilities	100,621
Total liabilities assumed	719,504
Net assets acquired	297,976
Goodwill	93,885
Purchase price	$391,861

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are reported in the “Other current assets” line in the Condensed Consolidated Balance Sheet. DBA had restricted cash as of the opening balance sheet date of $8,348, which primarily included escrow deposits and cash restricted due to limitations of foreign currency conversions. As of September 27, 2014, the Company had total restricted cash of $17,546 related to DBA restricted cash items and additional acquisition related escrow deposits.
In connection with the DBA acquisition, the Company assumed debt, totaling $132,574 as of the acquisition date. Concurrent with the closing, $107,665 was repaid utilizing proceeds from the Euro Term Loan (See Note 6, “Debt”). In addition, $3,528 of debt assumed was repaid since the date of acquisition from operating cash flows. Notes payable of $97,599 is comprised of term loans in France, Italy and Germany as well as asset backed loans in Italy and Germany.
Unaudited pro forma results of operations for the Company are presented below for quarter-to-date and year-to-date assuming that the 2014 acquisition of DBA had occurred at the beginning of 2013. Pro forma operating results for the quarter ended September 28, 2013 include a net reversal of expenses of $2,506 for acquisition-related charges. Pro forma operating results for the nine months ended September 28, 2013 include expenses totaling $30,915 for acquisition-related charges.

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$1,535,174	$1,424,647	$4,350,352	$3,965,351
Net income	129,218	128,422	325,383	314,353
Earnings per share:
Basic	$1.28	$1.28	$3.24	$3.18
Diluted	1.27	1.26	3.19	3.13
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$20,650
Trade accounts receivable, net	86,794
Inventories	125,179
Other current assets	29,860
Property, net	14,528
Trademarks and other identifiable intangibles, net	270,430
Other noncurrent assets	9,153
Total assets acquired	556,594
Accounts payables	34,101
Accrued liabilities and other	13,302
Deferred tax liabilities, noncurrent	118,189
Other noncurrent liabilities	8,429
Total liabilities assumed	174,021
Net assets acquired	382,573
Goodwill	197,932
Purchase price	$580,505
Since December 2013, goodwill increased by $4,606 as a result of measurement period adjustments to the acquired income tax balances. The purchase price allocation was finalized in the third quarter 2014.

(4)	Earnings Per Share
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Basic weighted average shares outstanding	100,598	100,066	100,492	99,764
Effect of potentially dilutive securities:
Stock options	1,057	1,259	1,098	1,484
Restricted stock units	476	661	424	675
Employee stock purchase plan and other	—	1	—	—
Diluted weighted average shares outstanding	102,131	101,987	102,014	101,923
For the quarter and nine months ended September 27, 2014, three restricted stock units were excluded from the diluted earnings per share calculation and for the quarter and nine months ended September 28, 2013, 14 restricted stock units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

(5)	Inventories
Inventories consisted of the following:

	September 27, 2014	December 28, 2013
Raw materials	$225,702	$170,524
Work in process	158,097	142,713
Finished goods	1,282,209	970,094
	$1,666,008	$1,283,331

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(6)	Debt
Debt consisted of the following:

	Interest Rate as of September 27, 2014	Principal Amount		Maturity Date
		September 27, 2014	December 28, 2013
Senior Secured Credit Facility:
Revolving Loan Facility	1.96%	$444,000	$467,000	July 2018
Euro Term Loan	3.50%	463,898	—	August 2021
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
Accounts Receivable Securitization Facility	1.12%	225,000	181,790	March 2015
Other International Debt	Various	20,656	—	Various
		2,153,554	1,648,790
Less current maturities		244,821	181,790
		$1,908,733	$1,467,000
As of September 27, 2014, the Company had $640,305 of borrowing availability under the $1,100,000 revolving credit facility (the “Revolving Loan Facility”) under its senior secured credit facility (the “Senior Secured Credit Facility”) after taking into account outstanding borrowings and $15,695 of standby and trade letters of credit issued and outstanding under this facility.
In July 2014, the Company amended and restated the Senior Secured Credit Facility to provide for potential aggregate borrowings of $1,600,000, consisting of (a) the existing Revolving Loan Facility, and (b) a new term loan facility with an aggregate principal amount up to the Euro equivalent of $500,000 (the “Euro Term Loan”). The proceeds of the Euro Term Loan are denominated in Euros and were utilized in part to purchase DBA and pay fees and expenses associated with such purchase. The Euro Term Loan accrues interest utilizing the EURIBOR rate (as defined in the Senior Secured Credit Facility) plus 2.75%. and matures in August, 2021. Outstanding borrowings under the Euro Term Loan are repayable in quarterly payments of 0.25% of the original borrowings, with the remainder of the outstanding principal due at maturity. The Euro Term Loan will be secured by substantially all of the assets of the Company, the U.S. subsidiaries of the Company that guaranty the Revolving Loan Facility and MF Lux and its Luxembourg subsidiaries, subject to certain exceptions. The maturity and interest rate terms of the Revolving Loan Facility were unchanged by the amendment. The Senior Secured Credit Facility contains a minimum interest coverage ratio covenant and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization), or leverage ratio covenant. The leverage ratio was increased from 3.75 to 1.00 for the preceding four fiscal quarters to 4.00 to 1.00 for the preceding four fiscal quarters through the third fiscal quarter of 2015 and 3.75 to 1.00 thereafter. The minimum interest coverage ratio was unchanged. The Company capitalized debt issuance costs of $5,450 in connection with the Euro Term Loan.
Additionally, in connection with the DBA acquisition, the Company assumed debt (the “Other International Debt”), totaling $132,574 as of the acquisition date. Concurrent with the closing, $107,665 was repaid utilizing proceeds from the Euro Term Loan. The long-term debt outstanding as of September 27, 2014 consists of mortgage loans and term loans collateralized by fixed assets. These loans have maturity dates ranging from September, 2014 to May, 2018, and bear interest primarily based on EURIBOR rates ranging from 1.38% to 6.25% as of September 27, 2014.
In March 2014, the Company amended the accounts receivable securitization facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment decreased certain fee rates, revised certain concentration limits and dilution triggers and extended the termination date to March 2015.
As of September 27, 2014, the Company was in compliance with all financial covenants under its credit facilities.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(7)	Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Foreign Exchange Contracts	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 28, 2013	$(21,928)	$2,042	$(357,503)	$140,372	$(237,017)
Amounts reclassified from accumulated other comprehensive loss	—	(1,398)	7,809	(2,507)	3,904
Current-period other comprehensive income (loss) activity	(3,291)	1,053	—	(163)	(2,401)
Balance at September 27, 2014	$(25,219)	$1,697	$(349,694)	$137,702	$(235,514)
The Company had the following reclassifications out of Accumulated other comprehensive loss:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Quarter Ended		Nine Months Ended
		September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Gain on foreign exchange contracts	Cost of sales	$368	$8	$1,398	$13
Gain on foreign exchange contracts	Income tax	(146)	(3)	(557)	(5)
Net of tax		222	5	841	8

Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	(2,606)	(3,852)	(7,809)	(11,561)
Amortization of deferred actuarial loss and prior service cost	Income tax	1,024	1,512	3,064	4,537
Net of tax		(1,582)	(2,340)	(4,745)	(7,024)

Total reclassifications		$(1,360)	$(2,335)	$(3,904)	$(7,016)

(8)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of September 27, 2014, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio was $102,376 and $10,702 respectively, primarily consisting of contracts hedging exposures to the Euro, Mexican peso, Canadian dollar, Australian dollar, Brazilian real and Japanese yen.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		September 27, 2014	December 28, 2013
Hedges	Other current assets	$2,120	$32
Non-hedges	Other current assets	2,033	970
Total derivative assets		4,153	1,002

Hedges	Accrued liabilities	(92)	—
Non-hedges	Accrued liabilities	(255)	(28)
Total derivative liabilities		(347)	(28)

Net derivative asset		$3,806	$974
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
The Company expects to reclassify into earnings during the next 12 months a net gain from Accumulated other comprehensive loss of approximately $2,094.
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
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and Accumulated other comprehensive loss is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion)
	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Foreign exchange contracts	$1,908	$(513)	$1,053	$1,111

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Foreign exchange contracts	Cost of sales	$368	$8	$1,398	$13

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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Loss Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Quarter Ended		Nine Months Ended
		September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Foreign exchange contracts	Selling, general and administrative expenses	$(198)	$(502)	$(570)	$61

(9)	Fair Value of Assets and Liabilities
As of September 27, 2014, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates and deferred compensation plan liabilities. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and are categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.
There were no changes during the quarter ended September 27, 2014 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended September 27, 2014. As of and during the quarter and nine months ended September 27, 2014, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of September 27, 2014
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$4,153	$—
Foreign exchange derivative contracts	—	(347)	—
	—	3,806	—

Deferred compensation plan liability	—	(18,919)	—

Total	$—	$(15,113)	$—

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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of September 27, 2014 and December 28, 2013. The carrying amount of trade accounts receivable includes allowance for doubtful accounts, chargebacks and other deductions of $21,120 and $13,336 as of September 27, 2014 and December 28, 2013, respectively. The fair value of debt, which is classified as a Level 2 liability, was $2,212,532 and $1,744,115 as of September 27, 2014 and December 28, 2013, respectively. Debt had a carrying value of $2,153,554 and $1,648,790 as of September 27, 2014 and December 28, 2013, respectively. The fair values were estimated using quoted market prices as provided in secondary markets which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of September 27, 2014 and December 28, 2013, primarily due to the short-term nature of these instruments.

(10)	Income Taxes
The Company’s effective income tax rate was 8% and 17% for the quarters ended September 27, 2014 and September 28, 2013, respectively. The Company’s effective tax rate was 14% and 18% for the nine months ended September 27, 2014 and September 28, 2013, respectively. The lower effective income tax rate for the quarter and nine months ended September 27, 2014 compared to the quarter and nine months ended September 28, 2013 was primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries.
The quarter ended September 27, 2014 included net discrete tax benefits of approximately $9,000 primarily related to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations. The quarter ended September 28, 2013 included net discrete tax benefits of approximately $10,000 primarily related to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations. During the third quarter of 2014, the Internal Revenue Service began an examination of the Company’s 2012 tax year.

(11)	Dividends
As part of the Company’s cash deployment strategy, in October 2014 the Company’s Board of Directors authorized a regular quarterly dividend of $0.30 per share to be paid December 9, 2014 to stockholders of record at the close of business on November 18, 2014. In January 2014, April 2014 and July 2014, the Board of Directors also declared dividends of $0.30 per share on outstanding common stock which were paid on March 11, 2014, June 3, 2014 and September 3, 2014, respectively.
Cash paid for dividends was $29,907 and $89,638 for the quarter and nine months ended September 27, 2014, respectively, and $19,818 and $39,615 for the quarter and nine months ended September 28, 2013.

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

•	International primarily relates to the Asia, Latin America, Canada, Europe and Australia geographic locations that sell products that span across the Innerwear and Activewear reportable segments.
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

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales:
Innerwear	$648,310	$560,127	$2,007,794	$1,744,471
Activewear	424,745	405,091	1,037,063	966,508
Direct to Consumer	112,663	100,003	300,729	272,719
International	215,010	132,125	456,564	358,314
Total net sales	$1,400,728	$1,197,346	$3,802,150	$3,342,012

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Segment operating profit:
Innerwear	$128,343	$99,887	$405,765	$342,331
Activewear	68,224	68,591	145,928	127,020
Direct to Consumer	17,254	16,245	28,401	25,441
International	28,950	16,648	53,321	31,662
Total segment operating profit	242,771	201,371	633,415	526,454
Items not included in segment operating profit:
General corporate expenses	(21,024)	(21,143)	(57,955)	(72,968)
Acquisition, integration and other action related charges	(63,135)	—	(129,817)	—
Amortization of intangibles	(4,720)	(3,330)	(12,839)	(9,998)
Total operating profit	153,892	176,898	432,804	443,488
Other expenses	(795)	(795)	(1,890)	(2,010)
Interest expense, net	(23,528)	(25,002)	(66,465)	(75,846)
Income before income tax expense	$129,569	$151,101	$364,449	$365,632
The results of DBA have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the International segment based on geographic location and distribution channel. The results of Maidenform have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the Innerwear, Direct to Consumer and International segments based on geographic location and distribution channel. For the quarter ended September 27, 2014, the Company incurred acquisition, integration and other action related

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

charges of $63,135, of which $22,565 is reported in the “Cost of sales” line and $40,570 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the nine months ended September 27, 2014, the Company incurred acquisition, integration and other action related charges of $129,817, of which $41,227 is reported in the “Cost of sales” line and $88,590 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.

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

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended September 27, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,107,886	$234,995	$755,136	$(697,289)	$1,400,728
Cost of sales	870,321	117,351	581,667	(666,326)	903,013
Gross profit	237,565	117,644	173,469	(30,963)	497,715
Selling, general and administrative expenses	248,132	54,329	32,742	8,620	343,823
Operating profit	(10,567)	63,315	140,727	(39,583)	153,892
Equity in earnings of subsidiaries	147,709	117,451	—	(265,160)	—
Other expenses	795	—	—	—	795
Interest expense, net	19,042	278	4,860	(652)	23,528
Income before income tax expense	117,305	180,488	135,867	(304,091)	129,569
Income tax expense	(1,639)	8,267	3,997	—	10,625
Net income	$118,944	$172,221	$131,870	$(304,091)	$118,944

Comprehensive income	$117,260	$172,221	$128,702	$(300,923)	$117,260

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended September 28, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,006,219	$201,097	$621,751	$(631,721)	$1,197,346
Cost of sales	788,512	100,344	493,115	(606,305)	775,666
Gross profit	217,707	100,753	128,636	(25,416)	421,680
Selling, general and administrative expenses	184,566	34,010	27,715	(1,509)	244,782
Operating profit	33,141	66,743	100,921	(23,907)	176,898
Equity in earnings of subsidiaries	127,032	70,951	—	(197,983)	—
Other expenses	795	—	—	—	795
Interest expense, net	23,049	—	1,953	—	25,002
Income before income tax expense	136,329	137,694	98,968	(221,890)	151,101
Income tax expense	11,066	7,962	6,810	—	25,838
Net income	$125,263	$129,732	$92,158	$(221,890)	$125,263

Comprehensive income	$126,325	$129,732	$91,023	$(220,755)	$126,325

	Condensed Consolidating Statement of Comprehensive Income Nine Months Ended September 27, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$3,186,705	$645,891	$1,923,295	$(1,953,741)	$3,802,150
Cost of sales	2,488,843	341,010	1,470,885	(1,857,434)	2,443,304
Gross profit	697,862	304,881	452,410	(96,307)	1,358,846
Selling, general and administrative expenses	654,311	178,274	88,840	4,617	926,042
Operating profit	43,551	126,607	363,570	(100,924)	432,804
Equity in earnings of subsidiaries	353,096	285,924		(639,020)	—
Other expenses	1,890	—	—	—	1,890
Interest expense, net	55,984	2,176	8,895	(590)	66,465
Income before income tax expense	338,773	410,355	354,675	(739,354)	364,449
Income tax expense	23,691	14,023	11,653	—	49,367
Net income	$315,082	$396,332	$343,022	$(739,354)	$315,082

Comprehensive income	$316,585	$396,332	$340,073	$(736,405)	$316,585

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Comprehensive Income Nine Months Ended September 28, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$2,921,292	$502,179	$1,769,432	$(1,850,891)	$3,342,012
Cost of sales	2,286,074	242,603	1,395,191	(1,766,317)	2,157,551
Gross profit	635,218	259,576	374,241	(84,574)	1,184,461
Selling, general and administrative expenses	547,403	108,141	89,463	(4,034)	740,973
Operating profit	87,815	151,435	284,778	(80,540)	443,488
Equity in earnings of subsidiaries	314,898	198,981	—	(513,879)	—
Other expenses	2,010	—	—	—	2,010
Interest expense, net	70,958	—	4,888	—	75,846
Income before income tax expense	329,745	350,416	279,890	(594,419)	365,632
Income tax expense	31,517	17,091	18,796	—	67,404
Net income	$298,228	$333,325	$261,094	$(594,419)	$298,228

Comprehensive income	$297,386	$333,325	$253,660	$(586,985)	$297,386

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet September 27, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$6,099	$9,469	$200,264	$—	$215,832
Trade accounts receivable, net	49,369	80,201	745,741	(389)	874,922
Inventories	1,102,277	131,389	656,696	(224,354)	1,666,008
Deferred tax assets	179,123	15,372	11,553	—	206,048
Other current assets	42,962	10,844	124,964	12,840	191,610
Total current assets	1,379,830	247,275	1,739,218	(211,903)	3,154,420
Property, net	85,718	45,164	542,413	—	673,295
Trademarks and other identifiable intangibles, net	5,052	81,432	629,340	—	715,824
Goodwill	232,882	124,247	364,031	—	721,160
Investments in subsidiaries	3,265,453	1,425,220	—	(4,690,673)	—
Deferred tax assets	138,962	53,317	18,983	—	211,262
Receivables from related entities	4,895,844	4,376,669	2,077,607	(11,350,120)	—
Other noncurrent assets	49,034	376	18,126	(3)	67,533
Total assets	$10,052,775	$6,353,700	$5,389,718	$(16,252,699)	$5,543,494

Liabilities and Stockholders’ Equity
Accounts payable	$385,857	$16,078	$272,002	$—	$673,937
Accrued liabilities	221,471	59,322	326,679	11,777	619,249
Notes payable	—	—	137,948	—	137,948
Accounts Receivable Securitization Facility	—	—	225,000	—	225,000
Current portion of long-term debt	—	—	19,821	—	19,821
Total current liabilities	607,328	75,400	981,450	11,777	1,675,955
Long-term debt	1,444,000	—	464,733	—	1,908,733
Pension and postretirement benefits	188,106	—	54,784	—	242,890
Payables to related entities	6,231,694	3,266,673	1,556,259	(11,054,626)	—
Other noncurrent liabilities	116,977	12,600	121,671	(2)	251,246
Total liabilities	8,588,105	3,354,673	3,178,897	(11,042,851)	4,078,824
Stockholders’ equity	1,464,670	2,999,027	2,210,821	(5,209,848)	1,464,670
Total liabilities and stockholders’ equity	$10,052,775	$6,353,700	$5,389,718	$(16,252,699)	$5,543,494

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows Nine Months Ended September 27, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$425,011	$273,268	$147,250	$(630,208)	$215,321
Investing activities:
Purchases of property, plant and equipment	(13,451)	(4,741)	(28,370)	—	(46,562)
Proceeds from sales of assets	—	47	4,968	—	5,015
Acquisition of business, net of cash acquired	—	—	(352,986)	—	(352,986)
Other	—	—	(8,779)	—	(8,779)
Net cash from investing activities	(13,451)	(4,694)	(385,167)	—	(403,312)
Financing activities:
Borrowings on notes payable	—	—	109,313	—	109,313
Repayments on notes payable	—	—	(101,994)	—	(101,994)
Borrowings on Accounts Receivable Securitization Facility	—	—	115,609	—	115,609
Repayments on Accounts Receivable Securitization Facility	—	—	(72,399)	—	(72,399)
Borrowings on Revolving Loan Facility	2,639,000	—	—	—	2,639,000
Repayments on Revolving Loan Facility	(2,662,000)	—	—	—	(2,662,000)
Incurrence of debt under the Euro Term Loan Facility	—	—	476,566	—	476,566
Repayments of assumed debt related to acquisition of business	—	—	(111,193)	—	(111,193)
Cash dividends paid	(89,638)	—	—	—	(89,638)
Taxes paid related to net shares settlement of equity awards	(32,294)	—	—	—	(32,294)
Excess tax benefit from stock-based compensation	26,162	—	—	—	26,162
Other	1,464	—	(5,895)	—	(4,431)
Net transactions with related entities	(293,850)	(266,916)	(69,442)	630,208	—
Net cash from financing activities	(411,156)	(266,916)	340,565	630,208	292,701
Effect of changes in foreign exchange rates on cash	—	—	(4,741)	—	(4,741)
Change in cash and cash equivalents	404	1,658	97,907	—	99,969
Cash and cash equivalents at beginning of year	5,695	7,811	102,357	—	115,863
Cash and cash equivalents at end of period	$6,099	$9,469	$200,264	$—	$215,832

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flow Nine Months Ended September 28, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$423,624	$177,525	$169,730	$(513,894)	$256,985
Investing activities:
Purchases of property, plant and equipment	(13,106)	(3,601)	(14,014)	—	(30,721)
Proceeds from sales of assets	3,402	26	2,468	—	5,896
Net cash from investing activities	(9,704)	(3,575)	(11,546)	—	(24,825)
Financing activities:
Borrowings on notes payable	—	—	68,333	—	68,333
Repayments on notes payable	—	—	(89,168)	—	(89,168)
Borrowings on Accounts Receivable Securitization Facility	—	—	100,731	—	100,731
Repayments on Accounts Receivable Securitization Facility	—	—	(107,953)	—	(107,953)
Borrowings on Revolving Loan Facility	2,629,000	—	—	—	2,629,000
Repayments on Revolving Loan Facility	(2,696,500)	—	—	—	(2,696,500)
Cash dividends paid	(39,615)	—	—	—	(39,615)
Taxes paid related to net shares settlement of equity awards	(24,832)	—	—	—	(24,832)
Excess tax benefit from stock-based compensation	18,220	—	—	—	18,220
Other	677	—	(309)	(3)	365
Net transactions with related entities	(292,431)	(173,187)	(48,279)	513,897	—
Net cash from financing activities	(405,481)	(173,187)	(76,645)	513,894	(141,419)
Effect of changes in foreign exchange rates on cash	—	—	(1,217)	—	(1,217)
Change in cash and cash equivalents	8,439	763	80,322	—	89,524
Cash and cash equivalents at beginning of year	5,617	1,919	35,260	—	42,796
Cash and cash equivalents at end of period	$14,056	$2,682	$115,582	$—	$132,320

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bali, Playtex, Maidenform, DIM, JMS/Just My Size, L’eggs, Nur Die/Nur Der, Flexees, barely there, Wonderbra, Gear for Sports, Lilyette, Lovable, Rinbros, Shock Absorber, Track N Field, Abanderado and Zorba. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery.
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
Highlights from the Third Quarter and Nine Months Ended September 27, 2014
Key financial highlights during the quarter and nine months are as follows:

•
Total net sales in the third quarter of 2014 were $1.4 billion, compared with $1.2 billion in the same period of 2013, representing a 17% increase. Total net sales in the nine months of 2014 were $3.8 billion, compared with $3.3 billion in the same period of 2013, representing a 14% increase.

•
Operating profit decreased 13% to $154 million in the third quarter of 2014, compared with $177 million in the same period of 2013. As a percentage of sales, operating profit was 11.0% in the third quarter of 2014 compared to 14.8% in the same period of 2013. Operating profit was $433 million in the nine months of 2014, compared with $443 million in the same period of 2013, representing a 2% decrease. As a percentage of sales, operating profit was 11.4% in the nine months of 2014 compared to 13.3% in the same period of 2013. The primary reason for the decrease in operating profit was due to acquisition, integration and other action related charges incurred in 2014, which were not incurred in 2013. Included within operating profit for 2014 were acquisition, integration and other action related charges of $63 million and $130 million for the quarter and nine months, respectively.

•
Diluted earnings per share decreased 5.2% to $1.16 in the third quarter of 2014, compared with diluted earnings per share of $1.23 in the same period of 2013. Diluted earnings per share was $3.09 in the nine months of 2014, compared with diluted earnings per share of $2.93 in the same period of 2013, representing a 6% increase.

•
On August 29, 2014, we acquired DBA Lux Holding S.A. (“DBA”), a leading marketer of intimate apparel, hosiery and underwear in Europe with a portfolio of strong brands including DIM, Nur Die/Nur Der, Lovable, Shock Absorber and Abanderado from SLB Brands Holdings, Ltd and certain individual DBA shareholders. The acquisition was an all-cash transaction equal to €400,000 enterprise value less net debt and working capital adjustments as defined in the purchase agreement. Total purchase price was €297,031 (approximately $391,861 based on acquisition date exchange rates). The acquisition was financed through a combination of cash on hand and third party borrowings. We believe the acquisition is expected to create growth and cost savings opportunities and increased scale to serve retailers. The operating results of DBA from the date of acquisition are included in the International segment.

Outlook
For the full year 2014, we expect net sales of approximately $5.35 billion to $5.375 billion, including approximately $500 million contributed by Maidenform Brands, Inc. (“Maidenform”) and $275 million to $300 million contributed by DBA.

Interest and other related expense is expected to be approximately $93 million for the full year, including approximately $18 million from higher debt balances associated with the Maidenform and DBA acquisitions.
We expect our full year tax rate to be in the range of approximately 13% to 14%.
We expect cash flow from operations to be $550 million to $600 million for the full year. We typically use cash for the first half of the year and generate most of our cash flow in the second half of the year. We expect our cash deployment strategy in the future will include a mix of dividends, bolt-on acquisitions and share repurchases. For example, as part of our cash deployment strategy, we have authorized regular dividends during 2014 of $1.20 per share and have paid, as of September 27, 2014, $0.90 per share.
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
Condensed Consolidated Results of Operations — Third Quarter Ended September 27, 2014 Compared with Third Quarter Ended September 28, 2013

	Quarter Ended
	September 27, 2014	September 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,400,728	$1,197,346	$203,382	17.0%
Cost of sales	903,013	775,666	127,347	16.4
Gross profit	497,715	421,680	76,035	18.0
Selling, general and administrative expenses	343,823	244,782	99,041	40.5
Operating profit	153,892	176,898	(23,006)	(13.0)
Other expenses	795	795	—	—
Interest expense, net	23,528	25,002	(1,474)	(5.9)
Income before income tax expense	129,569	151,101	(21,532)	(14.3)
Income tax expense	10,625	25,838	(15,213)	(58.9)
Net income	$118,944	$125,263	$(6,319)	(5.0)%

Net Sales
Net sales increased 17% during the third quarter primarily due to the following:

•	Acquisition of Maidenform in October 2013, which added an incremental $115 million of net sales in the third quarter of 2014.

•	Acquisition of DBA in August 2014, which added an incremental $81 million of net sales, representing one month of activity for the third quarter of 2014.

•	Higher net sales of 5% in our Activewear segment due to higher sales volume and net space gains at retailers.

•	Higher net sales in our Innerwear segment primarily due to higher sales volume in our basics product category.

•	Unfavorable foreign currency exchange rates. Excluding this impact, consolidated net sales and International segment net sales increased 18% and 69%, respectively.
Gross Profit
Our gross profit was higher for the third quarter of 2014 as compared to the same period of 2013. The increase in gross profit was attributable to supply chain efficiencies and our Innovate-to-Elevate strategy, which combines our brand power, our innovation platforms and our low cost supply chain to drive margin expansion by increasing our price per unit and reducing our cost per unit. Included with gross profit in the third quarter of 2014 are charges of approximately $22.5 million related to acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 24.5% in the third quarter of 2014 compared to 20.4% in the third quarter of 2013. The higher selling, general and administrative expenses were attributable to charges of approximately $40.5 million related to acquisition, integration and other action related costs. Additionally, we incurred higher planned media spending and higher distribution costs due to increased sales volume in the third quarter of 2014 compared to the third quarter of 2013.
Other Highlights
Interest Expense - lower by $1 million in the third quarter of 2014 compared to the third quarter of 2013 primarily due to the lower weighted average interest rate. Our weighted average interest rate on our outstanding debt was 4.05% during the third quarter of 2014, compared to 5.33% in the third quarter of 2013.
Income Tax Expense – our effective income tax rate was 8% and 17% for the third quarter of 2014 and the third quarter of 2013, respectively. The lower effective income tax rate was primarily attributable to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries. The quarter ended September 27, 2014 included net discrete tax benefits of approximately $9 million primarily related to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations. The quarter ended September 28, 2013 included net discrete tax benefits of approximately $10 million primarily related to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations.
Operating Results by Business Segment — Third Quarter Ended September 27, 2014 Compared with Third Quarter Ended September 28, 2013

	Net Sales		Operating Profit
	Quarter Ended		Quarter Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(dollars in thousands)
Innerwear	$648,310	$560,127	$128,343	$99,887
Activewear	424,745	405,091	68,224	68,591
Direct to Consumer	112,663	100,003	17,254	16,245
International	215,010	132,125	28,950	16,648
Corporate	—	—	(88,879)	(24,473)
Total	$1,400,728	$1,197,346	$153,892	$176,898

Innerwear

	Quarter Ended
	September 27, 2014	September 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$648,310	$560,127	$88,183	15.7%
Segment operating profit	128,343	99,887	28,456	28.5
Innerwear net sales were $88 million higher in the third quarter of 2014 compared to the same period in 2013. The higher net sales in our Innerwear segment primarily resulted from the following:

•	Incremental sales of Maidenform products.

•	Higher sales in our basics product category, specifically in socks, kids underwear and womens panties, primarily due to higher product pricing and higher sales volume.

•	Excluding Maidenform products, we had lower sales in the intimates and hosiery product categories as a result of lower sales volume.
Supply chain efficiencies and our Innovate-to-Elevate strategy continue to positively impact our Innerwear segment margins as we are able to increase our price per unit with product innovations and reduce our cost per unit. Offsetting the improvement were higher distribution costs and higher planned media spending.
Activewear

	Quarter Ended
	September 27, 2014	September 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$424,745	$405,091	$19,654	4.9%
Segment operating profit	68,224	68,591	(367)	(0.5)
Activewear sales increased due to the following:

•	Higher sales in our Gear for Sports licensed apparel, primarily due to net space gains and higher sales volume.

•	Higher sales for our Hanes branded product in both the retail channel and branded printwear, primarily as a result of higher sales volume.
Our Innovate-to-Elevate strategy continues to positively impact our Activewear segment margins as we are able to increase our price per unit with product innovations and reduce our cost per unit. Offsetting these benefits were higher distribution costs and unfavorable product mix.
Direct to Consumer

	Quarter Ended
	September 27, 2014	September 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$112,663	$100,003	$12,660	12.7%
Segment operating profit	17,254	16,245	1,009	6.2
Direct to Consumer segment net sales were higher due to the addition of Maidenform sales. Comparable store sales were 5% lower in the third quarter of 2014 compared to the same period of 2013 resulting from the soft retail environment.
Direct to Consumer segment operating margin increased primarily due to higher sales volume.

International

	Quarter Ended
	September 27, 2014	September 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$215,010	$132,125	$82,885	62.7%
Segment operating profit	28,950	16,648	12,302	73.9
Sales in the International segment were higher as a result of the following:

•	Incremental sales of Maidenform.

•	One month of incremental sales of DBA products as a result of the acquisition on August 29, 2014.

•	Higher sales volume in Asia due to net space gains.

•	7 percentage point unfavorable impact of foreign currency exchange rates.
International segment operating margin increased primarily due to higher sales volume, partially offset by foreign currency exchange rates.
Corporate
Corporate expenses were higher in the third quarter of 2014 compared to the same quarter of 2013 primarily due to acquisition, integration and other action related charges of $63 million.
Condensed Consolidated Results of Operations — Nine Months Ended September 27, 2014 Compared with Nine Months Ended September 28, 2013

	Nine Months Ended
	September 27, 2014	September 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$3,802,150	$3,342,012	$460,138	13.8%
Cost of sales	2,443,304	2,157,551	285,753	13.2
Gross profit	1,358,846	1,184,461	174,385	14.7
Selling, general and administrative expenses	926,042	740,973	185,069	25.0
Operating profit	432,804	443,488	(10,684)	(2.4)
Other expenses	1,890	2,010	(120)	(6.0)
Interest expense, net	66,465	75,846	(9,381)	(12.4)
Income before income tax expense	364,449	365,632	(1,183)	(0.3)
Income tax expense	49,367	67,404	(18,037)	(26.8)
Net income	$315,082	$298,228	$16,854	5.7%
Net Sales
Net sales increased 14% in the nine months of 2014 compared to the same period of 2013 as a result of the following:

•	An incremental $381 million of net sales during the nine months of 2014, due to the acquisition of Maidenform in October 2013.

•	Acquisition of DBA in August 2014, which added an incremental $81 million of net sales, representing one month of activity for the third quarter of 2014.

•
Higher net sales of 7% in our Activewear segment as a result of increases across all product categories sustained by our continued focus on our Innovate-to-Elevate strategy, which helped drive core-product and new-product success.

•	Lower sales volume in our Innerwear segment, specifically in our intimates and hosiery product categories, due to the soft retail environment.

•	Unfavorable foreign currency exchange rates. Excluding this impact, consolidated net sales and International segment net sales increased 15% and 35%, respectively.

Gross Profit
Our gross profit was higher for the nine months of 2014 as compared to the same period in 2013 as we continue to maintain strong profit margins across all segments. The strong profit margins are attributable to supply chain efficiencies as well our Innovate-to-Elevate strategy as we combine our brand and supply chain strengths with product innovation. Included with gross profit in the nine months of 2014 are charges of $41 million related to acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 24.4% in the nine months of 2014 compared to 22.2% in the same period of 2013. The higher selling, general and administrative expenses were primarily attributable to charges of $89 million related to acquisition, integration and other action related costs, higher distribution costs and higher planned media spending.
Other Highlights
Interest Expense – lower by $9 million in the nine months of 2014 compared to the same period of 2013 primarily due to the redemption of the 8% Senior Notes in the fourth quarter of 2013 and a lower weighted average interest rate. Our weighted average interest rate on our outstanding debt was 4.06% during the nine months of 2014 compared to 5.36% in the same period of 2013.
Income Tax Expense – our effective income tax rate was 14% and 18% for the nine months of 2014 and 2013, respectively. The lower effective income tax rate was primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries. The quarter ended September 27, 2014 included net discrete tax benefits of approximately $9 million primarily related to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations. The quarter ended September 28, 2013 included net discrete tax benefits of approximately $10 million primarily related to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations.
Operating Results by Business Segment — Nine Months Ended September 27, 2014 Compared with Nine Months Ended September 28, 2013

	Net Sales		Operating Profit
	Nine Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(dollars in thousands)
Innerwear	$2,007,794	$1,744,471	$405,765	$342,331
Activewear	1,037,063	966,508	145,928	127,020
Direct to Consumer	300,729	272,719	28,401	25,441
International	456,564	358,314	53,321	31,662
Corporate	—	—	(200,611)	(82,966)
Total net sales	$3,802,150	$3,342,012	$432,804	$443,488
Innerwear

	Nine Months Ended
	September 27, 2014	September 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,007,794	$1,744,471	$263,323	15.1%
Segment operating profit	405,765	342,331	63,434	18.5

The higher net sales in our Innerwear segment primarily resulted from the following:

•	Incremental sales of Maidenform products.

•
Higher sales in our basics product category, specifically in socks, kids underwear and womens panties, primarily due to higher sales volume, offset by lower sales in our mens underwear product category.

•	Lower net sales in the intimates and hosiery product categories as a result of lower sales volume in a soft retail environment.

Our Innovate-to-Elevate strategy continues to positively impact our Innerwear segment margins as we are able to increase our price per unit with product innovations and reduce our cost per unit. Offsetting the improvement were higher planned media spending and higher distribution costs.
Activewear

	Nine Months Ended
	September 27, 2014	September 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,037,063	$966,508	$70,555	7.3%
Segment operating profit	145,928	127,020	18,908	14.9
The higher net sales in our Activewear segment is primarily attributable to the following:

•	Higher net sales in Gear for Sports licensed apparel as a result of higher sales volume and net space gains.

•	Net space gains and higher sales volume for Champion products in our retail channel.

•	Higher net sales of our branded printwear category driven by higher sales volume.
Our Innovate-to-Elevate strategy continues to positively impact our Activewear segment margins as we are able to increase our price per unit with product innovations and reduce our cost per unit. The margin improvement was partially offset by higher distribution costs and higher planned media spending in the nine months of 2014 as compared to the same period of 2013.
Direct to Consumer

	Nine Months Ended
	September 27, 2014	September 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$300,729	$272,719	$28,010	10.3%
Segment operating profit	28,401	25,441	2,960	11.6
Direct to Consumer segment net sales were higher due to the addition of Maidenform sales. Comparable store sales were 5% lower in the nine months of 2014 compared to the same period of 2013 resulting from the soft retail environment compounded by the unusually high weather-related temporary store closures occurring in the first quarter of 2014.
Direct to Consumer segment operating margin improved due to higher sales volume.
International

	Nine Months Ended
	September 27, 2014	September 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$456,564	$358,314	$98,250	27.4%
Segment operating profit	53,321	31,662	21,659	68.4
Sales in the International segment were higher as a result of the following:

•	Incremental sales of Maidenform products.

•	One month of incremental sales of DBA products as a result of the acquisition on August 29, 2014.

•	Higher sales volume in Asia due to net space gains.

•	7 percentage point unfavorable impact of foreign currency exchange rates.
International segment operating margin increased due to higher sales volume, partially offset by the unfavorable impact related to foreign currency exchange rates.

Corporate
Corporate expenses were higher in the nine months of 2014 compared to the same period of 2013 primarily due to acquisition, integration and other action related charges of $130 million.
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
At September 27, 2014, we had $640 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $192 million of borrowing availability under our international loan facilities, $216 million in cash and cash equivalents and no borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. We expect our cash deployment strategy in the future will include a mix of dividends, bolt-on acquisitions and share repurchases. As we discussed above under “Highlights for the Third Quarter and Nine Months Ended September 27, 2014,” on August 29, 2014, we acquired DBA in an all-cash transaction that was financed through a combination of cash on hand and through new third party borrowings under our Senior Secured Credit Facility. In connection with the DBA acquisition, we assumed debt of approximately $133 million as of the acquisition date. Concurrent with the closing, $108 million of the assumed debt was repaid utilizing proceeds from our new borrowings. In addition, $3 million of assumed debt was repaid from operating cash flows, since the date of acquisition .
Dividends
As part of our cash deployment strategy, in January, April and July 2014 our Board of Directors declared regular quarterly dividends of $0.30 per share which were paid in March, June and September 2014, respectively. In October 2014, our Board of Directors authorized a regular quarterly dividend of $0.30 per share to be paid December 9, 2014 to stockholders of record at the close of business on November 18, 2014.
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

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the nine months ended September 27, 2014 and September 28, 2013 was derived from our condensed consolidated financial statements.

	Nine Months Ended
	September 27, 2014	September 28, 2013
	(dollars in thousands)
Operating activities	$215,321	$256,985
Investing activities	(403,312)	(24,825)
Financing activities	292,701	(141,419)
Effect of changes in foreign currency exchange rates on cash	(4,741)	(1,217)
Change in cash and cash equivalents	99,969	89,524
Cash and cash equivalents at beginning of year	115,863	42,796
Cash and cash equivalents at end of period	$215,832	$132,320
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income, as well as changes in our working capital. As compared to prior year, the lower net cash from operating activities is due to changes in working capital, specifically related to inventory, accounts receivable, accounts payable and accrued liabilities.
The higher net cash used in investing activities resulted primarily from the DBA acquisition. The higher net cash from financing activities was primarily the result of higher net borrowings on our loan facilities, specifically due to new borrowings under the Senior Secured Credit Facility related to the DBA acquisition.
Financing Arrangements
In July, 2014, we amended and restated the Senior Secured Credit Facility to provide for a new term loan facility with an aggregate principal amount up to the Euro equivalent of $500 million (the “Euro Term Loan”). The Euro Term Loan will be secured by substantially all of the assets of the Company, the U.S. subsidiaries of the Company that guaranty the Revolving Loan Facility and MF Lux and its Luxembourg subsidiaries, subject to certain exceptions. The proceeds of the Euro Term Loan were utilized in part to purchase DBA and pay fees and expenses associated with such purchase. The Euro Term Loan has a termination date of August 2021. The maturity and interest rate terms of the Revolving Loan Facility were unchanged by the amendment.
In March 2014, we amended the Accounts Receivable Securitization Facility. This amendment decreased certain fee rates, revised certain concentration limits and dilution triggers and extended the termination date to March 2015.
As of September 27, 2014, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2013 or other SEC filings could cause noncompliance.
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
In July 2014, Moody’s affirmed our corporate credit rating at Ba1 and our probability of default rating at Ba1-PD. Moody’s adjusted the rating on our Revolving Loan Facility to Baa3 and assigned a Baa3 rating to the anticipated Euro Term Loan. Additionally, in July 2014, Standard & Poor’s Ratings Services (“Standard & Poor’s”) assigned a credit rating of BBB- to the anticipated Euro Term Loan. The corporate credit and unsecured debt ratings of BB remain unchanged.
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
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We excluded our wholly-owned subsidiary, DBA Apparel, from our assessment of internal control over financial reporting as of September 27, 2014 because our control over the operation was acquired in a purchase business combination during 2014.

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
On September 4, 2014, Richard A. Noll, our Chairman and Chief Executive Officer, established a stock trading plan that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and our insider trading policy.
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

HANESBRANDS INC.

By:	/s/ Richard D. Moss
Richard D. Moss Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: October 30, 2014

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Share Purchase Agreement, dated August 25, 2014, by and among SLB Brands Holding, Ltd., certain individuals named therein, MFB International Holdings, S.À.R.L., Hanesbrands Inc., Société Civile de la Dune, and Gueshov Investissement 1 (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2014). (Certain schedules to Exhibit A have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request).

2.2
Supplement Deed to the Share Purchase Agreement, dated August 25, 2014, by and among SLB Brands Holding, Ltd., certain individuals named therein, MFB International Holdings, S.À.R.L., Hanesbrands Inc., Société Civile de la Dune and Gueshov Investissement 1 (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2014).

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

10.1
Second Amended and Restated Credit Agreement dated July 30, 2014 by and among Hanesbrands Inc., MFB International Holdings S.à r.l., the various financial institutions and other persons from time to time party thereto, Suntrust Bank and Branch Banking & Trust Company, as the co-documentation agents, Bank of America, N.A. and PNC Bank, National Association, as the co-syndication agents, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and J.P. Morgan Limited, Barclays Bank PLC and HSBC Securities (USA) Inc., as the joint lead arrangers and joint bookrunners (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2014).

10.2
Administrative Amendment, dated as of August 28, 2014, to the Second Amended and Restated Credit Agreement, dated as of July 30, 2014, among Hanesbrands Inc., MFB MFB International Holdings S.à r.l., the lenders party thereto, Branch Banking & Trust Company and SunTrust Bank, as the co-documentation agents, Bank of America, N.A. and PNC Bank, National Association, as the co-syndication agents, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and J.P. Morgan Limited, Barclays Bank PLC and HSBC Securities (USA) Inc., as the joint lead arrangers and joint bookrunners.

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