Form 10-K
period 2015-01-03
Hanesbrands Inc.
filed 2015-02-06
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 27, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $9,651,455,720 (based on the closing price of the common stock of $98.25 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).
As of January 30, 2015, there were 100,199,650 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2015 annual meeting of stockholders.

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
Company Overview
Hanesbrands Inc., a Maryland corporation (collectively with its subsidiaries, “Hanesbrands,” “we,” “us,” “our” or the “Company”), is a socially responsible manufacturer and marketer of leading everyday basic apparel under some of the world’s strongest apparel brands. Our innerwear and activewear apparel brands include Hanes, Champion, Bali, Playtex, Maidenform, JMS/Just My Size, L’eggs, Flexees, barely there, Wonderbra, Gear for Sports and Lilyette. In addition, our international brands include DIM, Nur Die/Nur Der, Zorba, Rinbros, Shock Absorber, Sol y Oro, Track N Field, Abanderado and Zorba.
We sell bras, panties, shapewear, hosiery, men’s underwear, children’s underwear, socks, T-shirts and other activewear in the United States, Canada, Mexico and other leading markets in the Americas, Asia, Australia and Europe. In the United States, we sell more units of intimate apparel, male underwear and children’s underwear than any other company. Unlike most apparel companies, Hanesbrands primarily operates its own manufacturing facilities. More than 85 percent of the apparel units that we sell worldwide and in the United States are manufactured in our own plants or those of dedicated contractors.
We have a long history of innovation, product excellence and brand recognition. In fact, more than 80 percent of U.S. households have our products in them. We revolutionized Tagless T-shirts and underwear, we invented the sports bra, we were the first to advertise a bra on national television (Playtex), and we are now using our Innovate-to-Elevate strategy to integrate our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher valued products while lowering production costs. Our Tagless apparel platform, ComfortFlex Fit bra platform, ComfortBlend fabric platform and temperature-control X-Temp fabric platform incorporate big-idea innovation to span brands, product categories, business segments, retailer and distribution channels and geographies.
Founded in 1901, we were organized as a Maryland corporation in 2005 and spun off from Sara Lee Corporation in 2006, at which time we became an independent, publicly-traded corporation. Since then, we have used strategic acquisitions to expand our brand portfolio. In November 2010, we expanded our activewear portfolio through the acquisition of GearCo, Inc., known as Gear for Sports, a leading seller of licensed logo apparel in collegiate bookstores and other channels. In October 2013, we acquired Maidenform Brands Inc., a global intimate apparel company, including the brands Maidenform, Flexees and Lilyette. Most recently, in August 2014, we acquired another portfolio of strong brands including DIM, Nur Die/Nur Der, Lovable, Shock Absorber and Abanderado through the acquisition of DBA Lux Holding S.A. (“DBA”), a leading marketer of intimate apparel, hosiery and underwear in Europe. We believe these acquisitions will create growth and cost savings opportunities and increased scale to serve retailers.
We take great pride in our strong reputation for ethical business practices and the success of our Hanes for Good corporate responsibility program for community and environmental improvement. Hanesbrands was a U.S. Environmental Protection Agency Energy Star Sustained Excellence Award winner for 2012-2014 and Partner of the Year winner in 2010 and 2011. We have significant goals for reducing our energy use, carbon emissions and water use and publicly report our progress. We are also a recognized leader for our community-building, philanthropy and workplace practices. More information about our Hanes for Good corporate responsibility initiatives may be found at www.HanesForGood.com.
Our fiscal year ends on the Saturday closest to December 31. All references to “2014”, “2013” and “2012” relate to the 53 week fiscal year ended on January 3, 2015, and the 52 week fiscal years ended on December 28, 2013 and December 29, 2012, respectively. A significant subsidiary of ours, DBA, had a December 27, 2014 fiscal year end. The difference in reporting one week of financial information for DBA did not have a material impact on our financial condition, results of operations or cash flows.
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

Champion is our second-largest brand. For over 90 years, Champion has been outfitting athletes in authentic, high-quality athletic apparel, including high-performance sports bras, team uniforms and gym essentials like classic T-shirts, mesh shorts and fleece hoodies. An industry leader in quality, design and performance innovation, Champion provides athletes with mobility, durability and up-to-date styles - in and out of the gym, on and off the field. Champion has also collaborated on premium apparel items through an exclusive collection with Todd Snyder, a limited edition men’s apparel line for Urban Outfitters and custom specialty items for Supreme. In addition, we distribute a full line of men’s, women’s and children’s C9 by Champion products exclusively through Target stores.
Our brand portfolio also includes a number of iconic intimate apparel brands: Bali offers a range of bras, panties and shapewear sold in the department store channel and is the number one bra brand in department stores. Playtex is America’s number one plus-size bra brand. Playtex offers superior fit and support for women of all sizes and is sold everywhere from mass merchandise retailers to department stores. DIM is a flagship European brand and a market leader in men’s underwear, hosiery and intimate apparel in France. Maidenform has been trusted for modern, sensual style in bras, panties and shapewear since 1922.
In addition, we offer a variety of products under the following well-known brands: JMS/Just My Size, L’eggs, Nur Die/Nur Der, Flexees, barely there, Wonderbra, Gear for Sports and Lilyette.
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
Hanes, Champion, DIM, Nur Die/Nur Der, Lovable, Wonderbra, Playtex, Maidenform, Zorba, Kendall,* Rinbros, Shock Absorber, Sol y Oro, Abanderado, Flexees, Lilyette, Polo Ralph Lauren,* Track N Field, Ritmo, Maidenform, Donna Karan,* DKNY*

*	Brand used under a license agreement.
Financial information regarding Hanesbrands’ segments is included in Note 21, “Business Segment Information,” to our financial statements included in this Annual Report on Form 10-K.
Innerwear
The Innerwear segment focuses on core apparel products, such as intimate apparel, men’s underwear, children’s underwear and socks, marketed under well-known brands that are trusted by consumers. We are the intimate apparel category leader in the United States with our Hanes, Bali, Playtex, Maidenform, JMS/Just My Size, L’eggs, Flexees, barely there, Wonderbra and Lilyette, Donna Karan and DKNY brands, and we are also the leading manufacturer and marketer of men’s underwear and children’s underwear in the United States under the Hanes, Champion and Polo Ralph Lauren brands and women’s sheer hosiery under the L’eggs, Hanes, JMS/Just My Size, Donna Karan and DKNY brands. During 2014, net sales from our Innerwear segment were $2.7 billion, representing approximately 51% of total net sales.
Activewear
We are a leader in the activewear market through our Champion, Hanes, JMS/Just My Size and Duofold brands, where we sell products such as T-shirts and fleece to both retailers and wholesalers. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for footwear and sports accessories. In our branded printwear category, we supply our T-shirts, sport shirts and fleece products, including brands such as Hanes, Champion and Hanes Beefy-T, to customers, primarily wholesalers, who then resell to screen printers and embellishers. We also sell licensed logo apparel in collegiate bookstores and other channels under our Gear for Sports brand. We also offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and JMS/Just My Size brands. The JMS/Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. During 2014, net sales from our Activewear segment were $1.4 billion, representing approximately 26% of total net sales.
Direct to Consumer
Our Direct to Consumer operations include our domestic Company-operated outlet stores, catalogs and website operations that sell our branded products directly to consumers in the United States. As of January 3, 2015, we had 250 outlet stores in the United States and operated websites under the Hanes, One Hanes Place, JMS/Just My Size, Champion and Maidenform names. During 2014, net sales from our Direct to Consumer segment were $409 million, representing approximately 8% of total net sales.
International
Our International segment includes products that span across the Innerwear and Activewear reportable segments and are primarily marketed under the Hanes, Champion, DIM, Nur Die/Nur Der, Wonderbra, Playtex, Maidenform, Zorba, Kendall, Rinbros, Shock Absorber, Sol y Oro, Abanderado, Flexees, Lilyette, Polo Ralph Lauren, Track N Field, Ritmo, Maidenform, Donna Karan and DKNY brands. Our Innerwear brands are market leaders across Western and Central Europe. In the intimate apparel category, we hold the number one market share in France and Spain and the number two market share in in Italy. We are also the category leader in men’s underwear in France and Spain, and in hosiery in France and Germany. During 2014, net sales from our International segment were $798 million, representing approximately 15% of total net sales and included sales in Europe, Asia, Latin America, Canada, Australia, the Middle East, Africa and the Caribbean. Our largest international markets are Europe, Canada, Japan, Mexico, Brazil and Australia.
Customers and Distribution Channels
In 2014, approximately 85% of our net sales were to customers in the United States and approximately 15% were to customers outside the United States. Domestically, almost 87% of our net sales were wholesale sales to retailers, 9% were direct to consumers and 4% were wholesale sales to wholesalers and third party embellishers. We have well-established relationships with some of the largest apparel retailers in the world. Our largest customers are Wal-Mart Stores, Inc. (“Wal-Mart”), Target Corporation (“Target”) and Kohl’s Corporation (“Kohl’s”), accounting for 24%, 17% and 5%, respectively, of our total net sales in 2014. As is common in the basic apparel industry, we generally do not have purchase agreements that obligate our customers to purchase our products. However, all of our key customer relationships have been in place for 10 years or more. Wal-Mart and Target are our only customers with sales that exceed 10% of any individual segment’s sales. In our Innerwear segment, Wal-Mart accounted for 36% of net sales and Target accounted for 16% of net sales during 2014. In our Activewear segment, Target accounted for 29% of net sales and Wal-Mart accounted for 19% of net sales.
Sales to the mass merchant channel in the United States accounted for approximately 48% of our net sales in 2014. We sell all of our product categories in this channel primarily under our Hanes, Champion, Playtex, Maidenform and JMS/Just My Size brands. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Wal-Mart. Our largest mass merchant customer is Wal-Mart, which accounted for approximately 24% of our total net sales in 2014.
Sales to the national chains and department stores channel in the United States accounted for approximately 15% of our net sales in 2014. National chains target a higher-income consumer than mass merchants, focus more of their sales on apparel items rather than other consumer goods such as grocery and drug products and are characterized by large retailers such as Kohl’s, JC Penney Company, Inc. and Sears Holdings Corporation. We sell all of our product categories in this channel. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than national chains or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s, Inc. and Belk, Inc. We sell products in our intimate apparel, underwear, socks, hosiery and activewear categories through department stores.
Sales in our Direct to Consumer segment accounted for approximately 8% of our net sales in 2014. We sell our branded products directly to consumers through our 250 outlet stores, as well as our websites operating under the Hanes, One Hanes Place, JMS/Just My Size, Champion and Maidenform names. Our outlet stores are value-based, offering the consumer a savings of 25% to 40% off suggested retail prices, and sell first-quality, excess, post-season, obsolete and slightly imperfect products. Our websites, supported by emails and catalogs, address the growing e-commerce channel that characterizes today’s 24/7 retail environment. Our websites recorded 37 million user sessions in 2014, with 5.2 million consumers receiving our emails and 3.1 million consumers receiving our catalogs in the mail.
Sales in our International segment represented approximately 15% of our net sales in 2014, and included sales in Europe, Asia, Latin America, Canada, Australia, the Middle East, Africa and the Caribbean. Our largest international markets are Europe, Canada, Japan, Mexico, Brazil and Australia. We also have offices in each of these markets, as well as China, the Philippines, Thailand, Ireland, Argentina and Central America. Internationally, the majority of our net sales were wholesale sales to retailers. For more information about our sales on a geographic basis, see Note 22, “Geographic Area Information,” to our financial statements.
Sales in other channels in the United States represented approximately 14% of our net sales in 2014. We sell T-shirts, golf and sport shirts and fleece sweatshirts to wholesalers and third party embellishers primarily under our Hanes, Champion and Hanes Beefy-T brands. We also sell a significant range of our underwear, activewear and socks products under the Champion brand to wholesale clubs, such as Costco Wholesale Corporation, and sporting goods stores, such as The Sports Authority, Inc. We sell primarily legwear and underwear products under the Hanes and L’eggs brands to food, drug and variety stores. We also sell licensed logo apparel in collegiate bookstores. We sell products that span across our Innerwear and Activewear segments to the U.S. military for sale to servicemen and servicewomen and through discount retailers, such as the Dollar General Corporation and Family Dollar Stores, Inc.
Manufacturing, Sourcing and Distribution
During 2014, approximately 65% of our cost of sales were from finished goods manufactured through a combination of facilities we own and operate and facilities owned and operated by third party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We sourced the remainder of our finished goods from third party manufacturers who supply us with finished products based on our designs. In making decisions about the location of manufacturing operations and third party sources of supply, we consider a number of factors, including labor, local operating costs, quality, regional infrastructure, applicable quotas and duties and freight costs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.
Finished Goods That Are Manufactured by Hanesbrands
The manufacturing process for the finished goods that we manufacture begins with raw materials we obtain from suppliers. The principal raw materials in our product categories are cotton and synthetics. Cotton and synthetic materials are typically spun into yarn, which is then knitted into cotton, synthetic and blended fabrics. We source all of our yarn requirements from large-scale suppliers. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with scheduled production. In addition to cotton yarn and cotton-based textiles, we use thread, narrow elastic and trim for product identification, buttons, zippers, snaps and lace. These fabrics are cut and sewn into finished products, either by us or by third party contractors. We currently operate 46 manufacturing facilities. Most of our cutting and sewing operations are strategically located in Asia, Central America and the Caribbean Basin. Alternate sources of these materials and services are readily available.
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
Distribution
As of January 3, 2015, we distributed our products from 39 distribution centers. These facilities include 14 facilities located in the United States and 25 facilities located outside the United States in regions where we manufacture our products. We internally manage and operate 24 of these facilities, and we use third party logistics providers who operate the other 15 facilities on our behalf. International distribution operations use a combination of third party logistics providers, as well as owned and operated distribution operations, to distribute goods to our various international markets.
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
Product Innovation and Marketing
A significant component of our margin-enhancing Innovate-to-Elevate strategy is our strong product research and development and innovation capabilities. From 2012 to 2014, we spent over $162 million on design, research and product development, including the development of new and improved products.
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

•
ComfortBlend: ComfortBlend, our fabric innovation that combines cotton and synthetic yarns for products that are softer, shrink less and dry faster, is an outgrowth of the performance fabric megatrend. In developing ComfortBlend, we worked through each step of the big idea process, testing the concept, the product and the advertising. We introduced Hanes men’s ComfortBlend underwear in 2012 with exceptional results and have now expanded this platform to socks, children’s underwear and panties.

•
ComfortFlex Fit: Our ComfortFlex Fit platform is another example of our consumer-driven innovation process, where research indicated the two most significant consumer complaints in the bra category were that the consumer could not find the right size and that the consumer could not find a comfortable bra. ComfortFlex Fit effectively addresses both concerns by combining a simplified shopping system that eliminates the complicated cup-and-band combinations of traditional bra sizing systems with a more comfortable, flexible fit. We have successfully leveraged the ComfortFlex Fit platform across our Hanes, Champion, Playtex, Bali, JMS/Just My Size and barely there brands where it is driving incremental purchases in a category where consumers typically buy only a little over three bras per year.

•
X-Temp: X-Temp is our newest platform and brings a new level of technology and comfort to basic apparel. Hanes and Champion X-Temp garments are designed to keep consumers cooler and drier by increasing the rate of evaporation when body temperature rises and reducing the rate of evaporation as body temperature cools. The X-Temp platform was successfully introduced in Hanes men’s underwear and men’s socks in 2013 and expanded to women’s socks, panties, bras, legwear, base layer and children’s underwear and socks in 2014. Champion Vapor with X-temp technology was introduced in men’s and women’s activewear in 2013 and expanded to team practicewear and branded printwear in 2014.

In addition, our international product platform innovations include: DIM and Lovable Firming Action bras that incorporate "textil active" technology to promote skin firmness and micro-circulation through natural micro-massages; DIM and Nur Die Beauty Resist hoisery that utilizes a reinforced knitting process to provide the best balance of durability and sheerness; and the DIM Ultimate men’s boxer that utilizes a patented screen-printed silicon structure (currently used on bra cups) to provide ultimate support and total freedom of movement.
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
In 2014, we increased our media spending by approximately $15 million over prior year, of which almost half related to the acquisition of DBA. The remaining increase was due to our continued national advertising starring Michael Jordan for Hanes Tagless and ComfortBlend innovations as well as TV and print advertising for Hanes women’s panties and Playtex bras. We also launched a new print campaign for Bali bras and a TV campaign to introduce our newest Hanes comfort innovation, X-Temp, which brings revolutionary cooling technology to basic apparel. We also continued our advertising support of Champion, highlighting the Champion Marathon sports bra, Champion Vapor fast-drying performance apparel, and Champion with Duofold Warm.
Competition
The basic apparel market is highly competitive and rapidly evolving. Competition generally is based upon brand, comfort, fit, style and price. Our businesses face competition today from other large corporations and foreign manufacturers. Fruit of the Loom, Inc., a subsidiary of Berkshire Hathaway Inc., competes with us across most of our segments through its own offerings and those of its Russell Corporation and Vanity Fair Intimates offerings. Other competitors in our Innerwear segment include Limited Brands, Inc.’s Victoria’s Secret brand and Jockey International, Inc. Other competitors in our Activewear segment include various private label and controlled brands sold by many of our customers, as well as Gildan Activewear, Inc. and Gap Inc. Large European intimate apparel distributors such as Triumph International and Calzedonia S.p.A Group compete with us in our International segment. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, department stores and other retailers, including many of our customers, market and sell basic apparel products under private labels that compete directly with our brands. Our competitive strengths include our strong brands with leading market positions, our high-volume, core products focus, our significant scale of operations, our global supply chain and our strong customer relationships. We continually strive to improve in each of these areas.
Intellectual Property
We market our products under hundreds of trademarks and service marks in the United States and other countries around the world, the most widely recognized of which are Hanes, Champion, C9 by Champion, Bali, Playtex, Maidenform, DIM, JMS/Just My Size, L’eggs, Duofold, Nur Die/Nur Der, Flexees, barely there, Wonderbra, Gear for Sports, Lilyette, Lovable,

Rinbros, Shock Absorber, Abanderado and Zorba. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear and Donna Karan and DKNY intimate apparel.
Some of our own trademarks are licensed to third parties, such as Champion for athletic-oriented accessories. In the United States and Canada, the Playtex trademark is owned by Playtex Marketing Corporation, of which we own a 50% interest and which grants to us a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of apparel in the United States and Canada. The other 50% interest in Playtex Marketing Corporation is owned by Playtex Products, LLC, an unrelated third party, who has a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of non-apparel products in the United States and Canada. Outside the United States and Canada, we own the Playtex trademark and perpetually license such trademark to Playtex Products, LLC for non-apparel products. Our trademarks are important to our marketing efforts and have substantial value. We aggressively protect these trademarks from infringement and dilution through appropriate measures, including court actions and administrative proceedings.
Although the laws vary by jurisdiction, trademarks generally remain valid as long as they are in use and/or their registrations are properly maintained. Most of the trademarks in our portfolio, including our core brands, are covered by trademark registrations in the countries of the world in which we do business, in addition to many other jurisdictions around the world, with a registration period of 10 years in most countries. Generally, trademark registrations can be renewed indefinitely as long as the trademarks are in use. We have an active program designed to ensure that our trademarks are registered, renewed, protected and maintained. We plan to continue to use all of our core trademarks and plan to renew the registrations for such trademarks as needed. We also own a number of copyrights.
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
Geographic Financial Summary
For a summary of our operations by geographic area for each of the three most recent fiscal years, including revenues from external customers and long-lived assets, see Note 22, “Geographic Area Information,” to our financial statements included in this Annual Report on Form 10-K.
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
We call our corporate social responsibility program “Hanes for Good” because adhering to responsible and sustainable business practices is good for our company, good for our employees, good for our communities and good for our investors. We own the majority of our supply chain and have more direct control over how we do business than many of our competitors. In fact, approximately 85% of our total unit volume sold is produced in facilities that we operate or control. We also have an industry-leading compliance program that helps to ensure our business partners live up to the high standards that we set for ourselves.
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
Employees
As of January 3, 2015, we had approximately 59,500 employees, approximately 7,700 of whom were located in the United States. As of January 3, 2015, approximately 40 employees in the United States were covered by collective bargaining agreements in the United States. A significant portion of our employees based in foreign countries are represented by works councils or unions or subject to trade-sponsored or governmental agreements. We believe our relationships with our employees are good.

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
Our ability to effectively manage and operate our business depends significantly on information technology systems. The failure of these systems to operate effectively and support global growth and expansion, problems with integrating various data sources, challenges in transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses, or a breach in security of these systems could adversely impact the operations of our business.
Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Any breach of our network may result in the loss of valuable business data, misappropriation of our consumers’ or employees’ personal information, or a disruption of our business, which could give rise to unwanted media attention, materially damage our customer relationships and reputation, and result in lost sales, fines or lawsuits.
Moreover, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data. Any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, damage to our reputation and credibility, and could have a negative impact on revenues and profits.

Our ability to successfully manage ongoing acquisition activities could impact our business results.
As a leading branded apparel company, we expect to continue pursuing strategic acquisitions as part of our long-term business strategy. The identification, acquisition and integration of businesses involve a number of risks that could impact our financial condition and results of operations.
We may not be able to identify suitable acquisition candidates. Failure to identify and complete acquisitions may prevent us from expanding globally, protecting our market share or growing in complementary products or markets.
We also face risks in successfully integrating any businesses we might acquire. Acquired businesses may not achieve expected results of operations, including expected levels of revenues, and may require unanticipated costs and expenditures. In addition, following completion of an acquisition, we may not be able to maintain the levels of revenue, earnings or operating efficiency that we and the acquired business have achieved or might achieve separately. Acquired businesses may also subject us to liabilities that we were unable to discover in the course of our due diligence, and our rights to indemnification from the sellers of such other businesses, even if obtained, may not be sufficient to offset the relevant liabilities. In addition, the integration of newly acquired businesses may be expensive and time-consuming and may not be entirely successful. Integration of the acquired businesses may also place additional pressures on our systems of internal control over financial reporting. The process of integrating the operations of acquired businesses could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. If we are unable to successfully integrate any newly acquired business or if the acquired businesses fail to produce targeted results, it could have an adverse effect on our results of operations or financial condition.
Due to the extensive nature of our foreign operations, fluctuations in foreign currency exchange rates could negatively impact our results of operations.
A growing percentage of our total revenues (approximately 15% in 2014) is derived from markets outside the United States. We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. As a result, when the U.S. dollar weakens against any of these currencies, our cost of sales could increase substantially. Outside the United States, we may pay for materials or finished products in U.S. dollars, and in some cases a strengthening of the U.S. dollar could effectively increase our costs where we use foreign currency to purchase the U.S. dollars we need to make such payments. Changes on foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows.
We use foreign exchange forward contracts to hedge material exposure to adverse changes in foreign exchange rates. However, no hedging strategy can completely insulate us from foreign exchange risk. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our financial statements due to the translation of operating results and financial position of our foreign subsidiaries.
The estimates and assumptions on which our financial statement projections are based may prove to be inaccurate, which may cause its actual results to materially differ from such projections, which may adversely affect our stock price.
Our financial statement projections are dependent on certain estimates and assumptions related to, among other things, category growth, commodity prices, cost savings, foreign exchange rates, accruals for estimated liabilities, including litigation reserves, goodwill, market share projections, measurement of benefit obligations for pension and other post-retirement benefit plans, and our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, repurchase our shares, make acquisitions, pay dividends and meet debt obligations. While our projections are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made, our actual results may differ materially from our financial outlook. Any material variation between our projections and our actual results may adversely affect our stock price.
We operate in a highly competitive and rapidly evolving market, and our market share and results of operations could be adversely affected if we fail to compete effectively in the future.
The basic apparel market is highly competitive and evolving rapidly. Competition is generally based upon brand, comfort, fit, style and price. Our businesses face competition today from other large corporations and foreign manufacturers, as well as department stores and other retailers, including many of our customers, that market and sell basic apparel products under private labels that compete directly with our brands. Increased competition may result in a loss of or a reduction in shelf space and promotional support and reduced prices, in each case decreasing our cash flows, operating margins and profitability. Our ability to identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies to gain market share and better service our customer base will, in large part, determine our future success. If we fail to compete successfully, our market share, results of operations and financial condition will be materially and adversely affected.

An inability to respond to changes in customer preferences could result in decreased demand for our products.
Our success depends in part on our ability to anticipate and offer products that appeal to the changing needs and preferences of consumers in the various markets we serve. Developing new products requires high levels of innovation, and the development process is often lengthy and costly. If we are not able to anticipate, identify, develop and market products that respond to changes in consumer preferences, demand for our products could decline.
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
During 2014, net sales from our International segment were $798 million, representing approximately 15% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption.
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
Our success depends upon the continued contributions of our senior management team and other key personnel, some of whom have unique talents and experience and would be difficult to replace. The loss or interruption of the services of a member of our senior management team or other key personnel could have a material adverse effect on our business during the transitional period that would be required for a successor to assume the responsibilities of the position. Our future success will also depend on our ability to develop and/or recruit employees with the core competencies needed to support our growth in global markets and in new products or services. We may not be able to attract or retain these employees, which could adversely affect our business.
We are subject to certain risks as a result of our indebtedness.
Our indebtedness includes the $1.1 billion revolving credit facility (the “Revolving Loan Facility”) under our senior secured credit facility (the “Senior Secured Credit Facility”), our term loan facility with an aggregate principal amount of €363 million (the “Euro Term Loan”) under the Senior Secured Credit Facility, our $1 billion 6.375% Senior Notes due 2020 (the “6.375% Senior Notes”) and the $225 million accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”).
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
We purchase all of the raw materials used in our products and approximately 35% of the cost of sales derived from apparel designed by us from a limited number of third party suppliers and manufacturers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third party suppliers or manufacturers experience financial difficulties that they are not able to overcome resulting from worldwide economic conditions, production problems, difficulties in sourcing raw materials, lack of capacity or transportation disruptions, or if for these or other reasons they raise the prices of the raw materials or finished products we purchase from them. The magnitude of this risk depends upon the timing of any interruptions, the materials or products that the third party manufacturers provide and the volume of production.
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
We have a complex multinational tax structure with multiple types of intercompany transactions, and our allocation of profits and losses among us and our subsidiaries through our intercompany transfer pricing agreements is subject to review by the Internal Revenue Service and other tax authorities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In order to service our debt obligations, we may need to increase the portion of the income our foreign subsidiaries that we expect to remit to the United States, which may significantly increase our income tax expense. In addition, we are also subject to the continuous examination of our income tax returns and related transfer pricing documentation by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Additionally, changes in tax laws, regulations, future jurisdictional profitability of the Company and our subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, as well as our capital deployment strategy, which could adversely affect our results of operations.
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
In 2014, our top 10 customers accounted for 59% of our net sales and our top two customers, Wal-Mart and Target, accounted for 24% and 17% of our net sales, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Moreover, our top customers are the largest market participants in our primary distribution channels across all of our product lines. We generally do not enter into purchase agreements that obligate our customers to purchase our products, and as a result, most of our sales are made on a purchase order basis. A decision by any of our top customers to significantly decrease the volume of products purchased from us could substantially reduce revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if any of our customers devote less selling space to apparel products, our sales to those customers could be reduced even if we maintain our share of their apparel business. Any such reduction in apparel selling space could result in lower sales and our business, results of operations, financial condition and cash flows may be adversely affected.

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
The implementation of our business strategy periodically involves the execution of complex projects, which places significant demands on our management, accounting, financial, information and other systems and on our business. Our ability to successfully implement such projects is dependent on management’s ability to timely and effectively anticipate and adapt to our changing business needs. We cannot assure you that our management will be able to manage these projects effectively or implement them successfully. If we miscalculate the resources or time we need to complete a project or fail to implement the project effectively, our business and operating results could be adversely affected.
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
Customers increasingly may require us to provide them with some of our products on an exclusive basis, which could cause an increase in the number of stock keeping units, or “SKUs,” we must carry and, consequently, increase our inventory levels and working capital requirements. Moreover, our customers may increasingly seek markdown allowances, incentives and other forms of economic support, which reduce our gross margins and affect our profitability. Our financial performance is negatively affected by these pricing pressures when we are forced to reduce our prices without being able to correspondingly reduce our production costs.
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
Our trademarks are important to our marketing efforts and have substantial value. We aggressively protect these trademarks from infringement and dilution through appropriate measures, including court actions and administrative proceedings. We are susceptible to others imitating our products and infringing our intellectual property rights. Infringement or counterfeiting of our products could diminish the value of our brands or otherwise adversely affect our business. Actions we have taken to establish and protect our intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, unilateral actions in the United States or other countries, such as changes to or the repeal of laws recognizing trademark or other intellectual property rights, could have an impact on our ability to enforce those rights.
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
The plan assets of our pension plans, which had a return of approximately 4% and 13% during 2014 and 2013, respectively, are invested mainly in domestic and international equities, bonds and real estate. We are unable to predict the variations in asset values or the severity or duration of any disruptions in the financial markets or adverse economic conditions in the United States, Europe and Asia. The funded status of these plans, and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 104% funded as of January 3, 2015. Any downward pressure on the asset values of these plans may require us to fund obligations earlier than we had originally planned, which would have a negative impact on cash flows from operations.
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

As of January 3, 2015, we had approximately $723 million of goodwill and $691 million of trademarks and other identifiable intangibles on our balance sheet, which together represent 27% of our total assets. No impairment was identified in 2014. Changes in the future outlook of a business unit could result in an impairment loss, which could have a material adverse effect on our results of operations and financial condition.
Our balance sheet includes a significant amount of deferred tax assets. We must generate sufficient future taxable income to realize the deferred tax benefits.
As of January 3, 2015, we had approximately $405 million of net deferred tax assets on our balance sheet, which represents 8% of our total assets. Deferred tax assets relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income). The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax benefits will not be realized. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowances against our deferred tax assets, which would cause an increase in our effective tax rate. A significant increase in our effective tax rate could have a material adverse effect on our financial condition or results of operations.
We had approximately 59,500 employees worldwide as of January 3, 2015, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.
We had approximately 59,500 employees worldwide as of January 3, 2015. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. Approximately 51,800 of those employees were outside of the United States. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
In addition, approximately 40 of our employees in the United States and a significant number of our international employees are members of labor organizations or are covered by collective bargaining agreements. If there were a significant increase in the number of our employees who are members of labor organizations or become parties to collective bargaining agreements, we would become vulnerable to a strike, work stoppage or other labor action by these employees that could have an adverse effect on our business.
Anti-takeover provisions of our charter and bylaws, as well as Maryland law and our stockholder rights agreement, may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.
Our charter permits our Board of Directors, with the approval of a majority of the entire Board and without stockholder approval, to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue. In addition, our Board of Directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, conversion or other rights, voting powers and other terms of the classified or reclassified shares. Our Board of Directors could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. Our charter also provides that a director may be removed at any time, but only for cause, as defined in our charter, and then only be the affirmative vote of at least two thirds of the votes entitled to be cast generally in the election of directors. We have also elected to be subject to certain provisions of Maryland law that provide that any and all vacancies on our Board of Directors may only be filled by the affirmative vote of a majority of our remaining directors, even if they do not constitute a quorum, and that any director elected to fill a vacancy shall serve for the remainder of the full term of the directorship in which the vacancy occurred. Under Maryland law, our Board of Directors also is permitted, without stockholder approval, to implement a classified board structure at any time.
Our bylaws, which can only be amended by our Board of Directors, provide that nominations of persons for election to our Board of Directors and the proposal of business to be considered at a stockholders meeting may be made only in the notice of the meeting, by or at the direction of our Board of Directors or by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures of our bylaws. Also, under Maryland law, business combinations between us and an interested stockholder or an affiliate of an interested stockholder, including mergers, consolidations, share exchanges or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. An interested stockholder includes any person who beneficially owns 10% or more of the voting power of our stock or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our stock. A person is not an interested stockholder under the statute if our Board of Directors approved in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, our Board of Directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our Board. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our Board of Directors and approved by two supermajority votes or our common stockholders must receive a minimum price, as defined under Maryland law, for their shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by our Board of Directors prior to the time that the interested stockholder becomes an interested stockholder.
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
The chart below lists our executive officers and is followed by biographic information about them. Each of our executive officers is elected annually by the Board of Directors to serve until his or her successor is elected and qualifies or until his or her death, resignation or removal. No family relationship exists between any of our directors or executive officers.

Name	Age	Positions
Richard A. Noll	57	Chairman of the Board of Directors and Chief Executive Officer
Gerald W. Evans, Jr.	55	Chief Operating Officer
Richard D. Moss	57	Chief Financial Officer
Joia M. Johnson	54	Chief Legal Officer, General Counsel and Corporate Secretary
Elizabeth L. Burger	44	Chief Human Resources Officer
Michael E. Faircloth	49	President, Chief Global Supply Chain Officer
W. Howard Upchurch	50	Group President, Innerwear Americas
John T. Marsh	49	Group President, Global Activewear
Michael S. Ryan	47	Chief Accounting Officer and Controller
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
Elizabeth L. Burger has served as our Chief Human Resources Officer since July 2013. Prior to joining the Company, Ms. Burger was Vice President, Global Business Operations for Monsanto Company, a global agricultural products company, since 2007. From 2006 to 2007, she was Vice President, Corporate Human Resources, and Chief of Staff to the Executive Vice President of Human Resources of Monsanto Company. She also served as Vice President, Compensation, from 2005 to 2006, and Vice President, Global Manufacturing, from 2002 to 2004, both at Monsanto Company. Ms. Burger held other human resource positions from 1994 to 2002.
Michael E. Faircloth has served as our President, Chief Global Supply Chain Officer (a position previously known as President, Chief Global Operations Officer) since December 2010. Prior to his appointment as Chief Global Supply Chain Officer, Mr. Faircloth served as our Senior Vice President, Supply Chain Support from October 2009 to November 2010, as our Vice President, Supply Chain Support from March 2009 to September 2009 and as our Vice President of Engineering & Quality from July 2006 to March 2009. Prior to the completion of the Company’s spin off from Sara Lee, Mr. Faircloth served as Vice President, Industrialization of Sara Lee.
W. Howard Upchurch has served as our Group President, Innerwear Americas (a position previously known as President, Innerwear) since January 2011. Prior to his appointment as Group President, Innerwear Americas, Mr. Upchurch served as our Executive Vice President and General Manager, Domestic Innerwear from January 2008 until December 2010 and as our Senior Vice President and General Manager, Intimate Apparel from July 2006 until December 2007. Prior to the completion of the Company’s spin off from Sara Lee, Mr. Upchurch served as President of Sara Lee Intimates and Hosiery.
John T. Marsh has served as our Group President, Global Activewear (a position previously known as President, Activewear) since May 2011. Prior to his appointment as Group President, Global Activewear, Mr. Marsh served as our Activewear Group General Manager during April 2011, as our Senior Vice President and General Manager, Casualwear from January 2008 to March 2011, as our Vice President and General Manager, Casualwear from September 2007 to December 2007 and as our Vice President and General Manager, Imagewear from July 2006 to September 2007. Prior to the completion of the Company’s spin off from Sara Lee, Mr. Marsh served as Vice President of Hanes Printables.
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
We own and lease properties supporting our administrative, manufacturing, distribution and direct outlet activities. As of January 3, 2015, we owned and leased properties in 37 countries, including 46 manufacturing facilities and 39 distribution centers, as well as office facilities. The leases for these properties expire between 2015 and 2057, with the exception of some seasonal warehouses that we lease on a month-by-month basis. As of January 3, 2015, we also operated 250 direct outlet stores in the United States and the Commonwealth of Puerto Rico and 150 outlet stores in Europe and South Africa, most of which are leased under five-year, renewable lease agreements and several of which are leased under 10-year agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.
We own our approximately 470,000 square-foot headquarters located in Winston-Salem, North Carolina, which houses our various sales, marketing and corporate business functions. Research and development as well as certain product-design functions also are located in Winston-Salem, while other design functions are located in a mix of leased and owned facilities in New York City and Lenexa, Kansas.

Our products are manufactured through a combination of facilities we own and operate and facilities owned and operated by third party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We source the remainder of our finished goods from third party manufacturers who supply us with finished products based on our designs. Our most significant manufacturing facilities include an approximately 1.1 million square-foot owned facility located in San Juan Opico, El Salvador, an approximately 1.1 million square-foot owned facility located in Nanjing, China and an approximately 600,000 square-foot owned facility located in Bonao, Dominican Republic. We distribute our products from 39 distribution centers. These facilities include 14 facilities located in the United States and 25 facilities located outside the United States in regions where we manufacture our products. Our most significant distribution facilities include an approximately 1.3 million square-foot leased facility located in Perris, California, an approximately 0.9 million square-foot leased facility located in Rural Hall, North Carolina and an approximately 0.7 million square-foot owned facility located in Martinsville, Virginia.
The following table summarizes the properties primarily used by our segments as of January 3, 2015:

	Owned Square Feet	Leased Square Feet	Total
Properties by Segment (1)
Innerwear	3,761,169	5,230,213	8,991,382
Activewear	2,458,519	1,943,842	4,402,361
Direct to Consumer	—	1,879,432	1,879,432
International	2,755,259	1,758,488	4,513,747
Totals	8,974,947	10,811,975	19,786,922

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
The following table sets forth the high and low sales prices for our common stock for the indicated periods:

	High	Low
2014
Quarter Ended March 29, 2014	$76.44	$63.56
Quarter Ended June 28, 2014	$98.80	$72.10
Quarter Ended September 27, 2014	$109.62	$95.59
Quarter Ended January 3, 2015	$114.87	$99.70

2013
Quarter Ended March 30, 2013	$45.68	$34.78
Quarter Ended June 29, 2013	$52.88	$43.91
Quarter Ended September 28, 2013	$65.60	$51.53
Quarter Ended December 28, 2013	$71.80	$58.13
Holders of Record
On January 30, 2015, there were 24,395 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 106,623 beneficial owners of our common stock as of January 30, 2015.
Dividends
As part of our cash deployment strategy, on April 4, 2013, our Board of Directors declared our first dividend of $0.20 per share on outstanding common stock, which was paid on June 3, 2013. Prior to that declaration, we had not paid a cash dividend on our common stock. In July 2013 and October 2013, our Board of Directors also declared dividends of $0.20 per share on outstanding common stock, which were paid on September 3, 2013 and December 3, 2013, respectively.
In January 2014, April 2014, July 2014, and October 2014, the Board of Directors declared dividends of $0.30 per share on outstanding common stock which were paid on March 11, 2014, June 3, 2014, September 3, 2014, and December 9, 2014, respectively.
In January 2015, our Board of Directors declared a dividend of $0.40 per share on outstanding common stock to be paid on March 3, 2015 to stockholders of record at the close of business on February 9, 2015. In addition, the Board of Directors authorized a four-for-one stock split in the form of a stock dividend to be paid on March 3, 2015 to stockholders of record at the close of business on February 9, 2015.
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
Issuer Repurchases of Equity Securities
We did not repurchase any of our common stock during the quarter or year ended January 3, 2015.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative return of the S&P MidCap 400 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested in our common stock and each index on December 31, 2009. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
$500
$400
$300
$200
$100
$0
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
Hanesbrands Inc.
S&P MidCap 400 Index
S&P 1500 Apparel, Accessories & Luxury Goods Index

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of January 3, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
Plan Category
Equity compensation plans approved by security holders	2,994,770	$35.94	4,989,157
Equity compensation plans not approved by security holders	—	—	—
Total	2,994,770	$35.94	4,989,157

(1)
The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 3,210,576 shares available under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) and 1,778,581 shares available under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006.

Item 6.	Selected Financial Data
The following table presents our selected historical financial data. The statement of income data for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 and the balance sheet data as of January 3, 2015 and December 28, 2013 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2011 and January 1, 2011 and the balance sheet data as of December 29, 2012, December 31, 2011 and January 1, 2011 has been derived from our financial statements not included in this Annual Report on Form 10-K.
The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011
	(amounts in thousands, except per share data)
Statement of Income Data:
Net sales	$5,324,746	$4,627,802	$4,525,721	$4,434,291	$4,146,012
Operating profit	563,954	515,186	440,115	447,127	380,865
Income from continuing operations	404,519	330,494	232,443	242,569	192,612
Loss from discontinued operations, net of tax	—	—	(67,762)	24,119	18,681
Net income	$404,519	$330,494	$164,681	$266,688	$211,293

Earnings per share — basic:
Continuing operations	$4.02	$3.31	$2.35	$2.48	$2.00
Discontinued operations	—	—	(0.69)	0.25	0.19
Net income	$4.02	$3.31	$1.67	$2.73	$2.19

Earnings per share — diluted:
Continuing operations	$3.97	$3.25	$2.32	$2.44	$1.97
Discontinued operations	—	—	(0.68)	0.24	0.19
Net income	$3.97	$3.25	$1.64	$2.69	$2.16

Dividends per share	$1.20	$0.60	$—	$—	$—

	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$239,855	$115,863	$42,796	$35,345	$43,671
Working capital	1,278,630	1,244,388	1,151,857	1,397,072	1,318,321
Total assets	5,221,781	4,090,048	3,631,700	4,034,669	3,790,002
Noncurrent liabilities:
Long-term debt	1,613,997	1,467,000	1,317,500	1,807,777	1,990,735
Other noncurrent liabilities	734,410	393,147	551,666	612,112	407,243
Total stockholders’ equity	1,386,772	1,230,623	886,866	681,061	562,674

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•	2014 Highlights. This section discusses some of the highlights of our performance and activities during 2014.

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
Acquisitions
On August 29, 2014, we acquired DBA Lux Holding S.A. (“DBA”), a leading marketer of intimate apparel, hosiery and underwear in Europe with a portfolio of strong brands including DIM, Nur Die/Nur Der, Lovable, Shock Absorber and Abanderado from SLB Brands Holdings, Ltd and certain individual DBA shareholders (the “Sellers”). The acquisition was an all-cash transaction valued at €400 million on an enterprise basis less net debt and working capital adjustments as defined in the purchase agreement. The total purchase price paid at closing was €297 million (approximately $392 million based on acquisition date exchange rates). Since the acquisition date, we have paid an additional $7 million to the Sellers as additional purchase price, primarily related to working capital adjustments. The acquisition was financed through a combination of cash on hand and third party borrowings. We believe the acquisition will create growth and cost savings opportunities and increased scale to serve retailers. The operating results of DBA from the date of acquisition are included in the International segment.
We incurred $199 million of charges in 2014 related to the acquisition, integration and other action related costs. Our current estimate for pretax charges in 2015 for acquisition and other actions is approximately $150 million to $170 million or more, but actual charges could vary significantly.

Our Segments
Our operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. The operating results for DBA are included in our International segment. The reportable segments are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of intimate apparel, men’s underwear, children’s underwear and socks.

•	Activewear sells basic branded products that are primarily seasonal in nature to both retailers and wholesalers, as well as licensed logo apparel in collegiate bookstores and other channels.

•	Direct to Consumer includes our Company-operated outlet stores, catalogs and website operations that sell our branded products directly to consumers.

•	International primarily relates to the Europe, Asia, Latin America, Canada and Australia geographic locations that sell products that span across the Innerwear and Activewear reportable segments.
Outlook for 2015
We expect our 2015 full year sales to be between $5.775 billion and $5.825 billion.
Interest expense and other related expense are expected to be approximately $90 million to $95 million.
We estimate our full year effective income tax rate to be approximately 13% with slightly higher rates in the first half of the year.
We expect cash flow from operations to be $550 million to $600 million, which reflects approximately $100 million in expected pension contributions. Net capital expenditures are expected to be approximately $75 million and dividend payments are expected to be roughly $160 million.
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
Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. The cost of cotton used in goods manufactured by us represented only approximately 7% of our cost of sales in 2014. Costs incurred today for materials and labor, including cotton, typically do not impact our results until the inventory is sold approximately six to nine months later.
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
Our top 10 customers accounted for 59% of our net sales. Our largest customers in 2014 were Wal-Mart, Target and Kohl’s, which accounted for 24%, 17% and 5% of total sales, respectively. The increasing bargaining power of retailers can create pricing pressures as our customers grow larger and seek greater concessions in their purchase of our products, while also demanding exclusivity of some of our products. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging economic environment. Brands are important in our core categories to drive traffic and project the quality and value our customers demand.
Changes in exchange rates between the U.S. Dollar and other currencies can impact our financial results in two ways; a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our published financial results. Similar to many multi-national corporations that publish financial results in U.S. Dollars, our revenue and profit earned in local foreign currencies is translated back into U.S. Dollars using an average exchange rate over the representative period. A period of strengthening in the U.S. Dollar results in a negative impact to our published financial results (because it would take more units of a local currency to convert into a dollar). The opposite is true during a period of weakening in the U.S. Dollar. Our biggest foreign currency exposure is the euro. We believe there is limited downside risk to our 2015 results from further declines in the euro as a decline in the euro to parity today would take out roughly $65 million in sales from our outlook and immaterially affects operating profit from our outlook.
The transaction impact on financial results is common for apparel companies that source goods because these goods are purchased in U.S. Dollars. The transaction impact from a strengthening dollar would be negative to our financial results (because the U.S. Dollar-based costs would convert into a higher amount of local currency units, which means a higher local-currency cost of goods, and in turn, a lower local-currency gross profit). The transaction impact from exchange rates is typically recovered over time with price increases. However, during periods of rapid change in exchange rates; pricing is unable to change quickly enough. Hedging the exchange rate exposure in sourcing costs is prudent in this situation and hedged all of our euro-to-dollar exposure in our cost of goods line. We are fully hedged for the year at a euro-to-dollar exchange rate of €1.00:$1.23.
On January 15, 2015, Target Canada Co. announced bankruptcy. Our 2014 results reflect a combined write-off of accounts receivable and inventory of less than $3 million. The financial impact of this lost customer is reflected in our 2015 sales outlook.
Our Key Business Strategies
Our Innovate-to-Elevate strategy integrates our brand superiority, industry-leading innovation and low-cost supply chain to provide higher valued products while lowering production costs.
The first element of our Innovate-to-Elevate strategy is our brand power. We seek to drive modest sales growth by consistently offering consumers brands they trust and products with unsurpassed value. Our brands have a strong heritage in the basic apparel industry. Our brands hold either the number one or number two U.S. market position by units sold in most product categories in which we compete. Internationally, our commercial markets include Europe, Mexico, Canada, Japan, Brazil and China, where a substantial amount of gross domestic product growth outside the United States will be concentrated over the next decade. Our ability to react to changing customer needs and industry trends is key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We seek to leverage our insights into consumer demand in the basic apparel industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. We also support our key brands with targeted, effective advertising and marketing campaigns.
The second element of our Innovate-to-Elevate strategy is platform innovation. We are not interested in newness or fashion, but rather focus on identifying the long-term megatrends that will impact our categories over the next five to 10 years. Once we have identified these trends, we utilize a disciplined big-idea process to put more science into the art of apparel. Our approach to innovation is to focus on big platforms. Our Tagless apparel platform, ComfortFlex Fit bra platform and ComfortBlend and X-Temp fabric platforms incorporate big-idea innovation to span brands, product categories, business segments, retailer and distribution channels and geographies. We are focused on driving innovation that is margin accretive and that can leverage our supply chain in order to drive further economies of scale.
The third element of our Innovate-to-Elevate strategy is our low-cost global supply chain. We seek to expand margins through optimizing our low-cost global supply chain and streamlining our operations to reduce costs. We believe that we are able to leverage our significant scale of operations to provide us with greater manufacturing efficiencies, purchasing power and product design, marketing and customer management resources than our smaller competitors. Our global supply chain spans across both the Western and Eastern hemispheres and provides us with a balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply. Our global supply chain enables us to expand and leverage our production scale as we balance our supply chain across hemispheres, thereby diversifying our production risks. We have generated significant cost savings, margin expansion and contributions to cash flow and should continue to do so as we further optimize our size, scale and production capability.
We seek to effectively generate strong cash flow through optimizing our capital structure and managing working capital levels. Our strong cash flows have resulted in a flexible long-term capital structure that is able to deliver shareholder value in numerous ways, including debt reduction and our ability to pursue strategic acquisitions.
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

2014 Highlights

•	Net sales in 2014 were $5.3 billion, compared with $4.6 billion in 2013, representing a 15% increase.

•
Operating profit was $564 million in 2014 compared with $515 million in 2013, representing a 9% increase. As a percent of sales, operating profit was 10.6% in 2014 compared to 11.1% in 2013. Included within operating profit for 2014 were acquisition, integration and other action related charges of $199 million.

•	Diluted earnings per share was $3.97 in 2014, compared with $3.25 in 2013, representing a 22% increase.

•	Operating cash flows were $508 million in 2014 compared to $591 million in 2013.

•
We acquired DBA on August 29, 2014. The total purchase price paid at closing was €297 million (approximately $392 million based on acquisition date exchange rates). Since the acquisition date, we have paid an additional $7 million in purchase price, primarily related to working capital adjustments. The acquisition was financed through a combination of cash on hand and third party borrowings. We believe the acquisition will create growth and cost savings opportunities and increased scale to serve retailers. The operating results of DBA from the date of acquisition are included in the International segment.

Consolidated Results of Operations — Year Ended January 3, 2015 (“2014”) Compared with Year Ended December 28, 2013 (“2013”)

	Years Ended
	January 3, 2015	December 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$5,324,746	$4,627,802	$696,944	15.1%
Cost of sales	3,420,339	3,016,109	404,230	13.4
Gross profit	1,904,407	1,611,693	292,714	18.2
Selling, general and administrative expenses	1,340,453	1,096,507	243,946	22.2
Operating profit	563,954	515,186	48,768	9.5
Other expenses	2,599	17,501	(14,902)	(85.1)
Interest expense, net	96,387	101,884	(5,497)	(5.4)
Income from continuing operations before income tax expense	464,968	395,801	69,167	17.5
Income tax expense	60,449	65,307	(4,858)	(7.4)
Net income	$404,519	$330,494	$74,025	22.4%
Net Sales
Net sales increased 15% during 2014 primarily due to the following:

•	The acquisition of Maidenform in October 2013, which added an incremental $381 million of net sales in 2014;

•	The acquisition of DBA in August 2014, which added an incremental $291 million of net sales, during the final four months of 2014;

•	Higher net sales of 8% in our Activewear segment due to higher sales volume and net space gains at retailers;

•	An incremental $34 million in sales related to the 53rd week.
Offset by:

•	Excluding the impact of Maidenform, we had lower net sales volume in our Innerwear segment;

•	Unfavorable foreign currency exchange rates. Excluding this impact, consolidated net sales and International segment net sales increased 16% and 69%, respectively.
Gross Profit
Our gross profit increased $293 million in 2014. The increase in gross profit was attributable to supply chain efficiencies and our Innovate-to-Elevate strategy, which combines our brand power, our innovation platforms and our low cost supply chain to drive margin expansion by increasing our price per unit and reducing our cost per unit. Included within gross profit in 2014 are charges of approximately $73 million related to acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 25.2% in 2014 compared to 23.7% in 2013. The higher selling, general and administrative expenses were attributable to charges of approximately $126 million related to acquisition, integration and other action related costs. Additionally, we incurred higher planned media spending and higher distribution costs due to increased sales volume in 2014 compared to 2013.
Other Highlights
Interest Expense – lower by $5 million in 2014 compared to 2013 primarily due to the lower weighted average interest rate. Our weighted average interest rate on our outstanding debt was 4.05% during 2014, compared to 5.07% during 2013.
Income Tax Expense – our effective income tax rate was 13.0% and 16.5% in 2014 and 2013, respectively. The lower effective income tax rate was primarily attributable to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries. In 2014, there were net discrete tax benefits of approximately $10 million primarily related to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations. In 2013, there were net discrete tax benefits of approximately $19 million primarily related to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations as well as the retroactive application of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.

Operating Results by Business Segment — Year Ended January 3, 2015 (“2014”) Compared with Year Ended December 28, 2013 (“2013”)

	Net Sales		Operating Profit
	Years Ended		Years Ended
	January 3, 2015	December 28, 2013	January 3, 2015	December 28, 2013
	(dollars in thousands)
Innerwear	$2,707,474	$2,444,935	$552,507	$467,398
Activewear	1,410,036	1,306,936	193,952	170,749
Direct to Consumer	409,028	380,079	40,367	34,737
International	798,208	495,852	89,979	42,850
Corporate	—	—	(312,851)	(200,548)
Total	$5,324,746	$4,627,802	$563,954	$515,186
Innerwear

	Years Ended
	January 3, 2015	December 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,707,474	$2,444,935	$262,539	10.7%
Segment operating profit	552,507	467,398	85,109	18.2
The higher net sales in our Innerwear segment primarily resulted from the following:

•	Incremental sales of Maidenform products;

•	Higher sales in our basics product category, specifically in socks and womens panties, primarily due to higher product pricing;

•	Higher sales in our licensed products, primarily due to higher sales volume.
Offset by:

•	Lower sales in the intimates and hosiery product categories, excluding Maidenform products, as a result of lower sales volume.
Supply chain efficiencies and our Innovate-to-Elevate strategy continue to positively impact our Innerwear segment margins as we are able to increase our price per unit with product innovations and reduce our cost per unit. Offsetting the improvement were higher distribution costs and higher planned media spending.
Activewear

	Years Ended
	January 3, 2015	December 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,410,036	$1,306,936	$103,100	7.9%
Segment operating profit	193,952	170,749	23,203	13.6
Activewear sales increased due to the following:

•	Higher sales in our Gear for Sports licensed apparel, primarily due to net space gains and higher point of sales activity at the retail level;

•	Higher sales for our Champion branded product in our retail channel, primarily due to net space gains at retailers;

•	Higher sales for our Hanes branded product in both the retail channel and branded printwear, primarily as a result of higher sales volume and new product introductions.
Our Innovate-to-Elevate strategy continues to positively impact our Activewear segment margins as we are able to increase our price per unit with product innovations and reduce our cost per unit. Offsetting these benefits were higher distribution costs and unfavorable product mix.
Direct to Consumer

	Years Ended
	January 3, 2015	December 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$409,028	$380,079	$28,949	7.6%
Segment operating profit	40,367	34,737	5,630	16.2
Direct to Consumer segment net sales were higher due to the addition of Maidenform sales. Comparable store sales were 2% lower in 2014 compared to 2013 resulting from the soft retail environment compounded by the unusually high weather-related temporary store closures occurring in the first quarter of 2014.
Direct to Consumer segment operating margin increased primarily due to favorable sales mix.
International

	Years Ended
	January 3, 2015	December 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$798,208	$495,852	$302,356	61.0%
Segment operating profit	89,979	42,850	47,129	110.0
Sales in the International segment were higher as a result of the following:

•	Incremental sales of DBA products since the acquisition on August 29, 2014;

•	Incremental sales of Maidenform products;
Offset by:

•	8 percentage point unfavorable impact of foreign currency exchange rates.
International segment operating margin increased primarily due to higher sales volume, partially offset by foreign currency exchange rates.
Corporate
Corporate expenses were higher in 2014 compared to 2013 primarily due to acquisition, integration and other action related charges of $199 million in 2014 as compared to $81 million in 2013.

Consolidated Results of Operations — Year Ended December 28, 2013 (“2013”) Compared with Year Ended December 29, 2012 (“2012”)

	Years Ended
	December 28, 2013	December 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$4,627,802	$4,525,721	$102,081	2.3%
Cost of sales	3,016,109	3,105,674	(89,565)	(2.9)
Gross profit	1,611,693	1,420,047	191,646	13.5
Selling, general and administrative expenses	1,096,507	979,932	116,575	11.9
Operating profit	515,186	440,115	75,071	17.1
Other expenses	17,501	40,315	(22,814)	(56.6)
Interest expense, net	101,884	136,855	(34,971)	(25.6)
Income from continuing operations before income tax expense	395,801	262,945	132,856	50.5
Income tax expense	65,307	30,502	34,805	114.1
Income from continuing operations	330,494	232,443	98,051	42.2
Loss from discontinued operations, net of tax	—	(67,762)	67,762	NM
Net income	$330,494	$164,681	$165,813	100.7%
Net Sales
Net sales were $102 million higher in 2013 compared to 2012 due to the following:

•	The acquisition of Maidenform in October 2013, which added an incremental $98 million of net sales in 2013;

•	The impact of our Innovate-to-Elevate strategy, which helped drive core-product and new-product success, including share gains in 2013;

•	Higher net sales of 2% in our Direct to Consumer segment;

•
Higher net sales of 5% in our Innerwear segment primarily due to incremental sales from Maidenform brands in the intimate apparel category and stronger net sales in our men’s underwear and socks product categories, partially offset by lower net sales in our children’s underwear product category.

Offset by:

•
Lower net sales of 1% in our Activewear segment primarily due to the planned reduction of commodity-oriented branded printwear sales, partially offset by higher net sales in our retail activewear category and Gear for Sports licensed apparel;

•	Unfavorable foreign currency exchange rates. Excluding this impact, consolidated net sales and International segment net sales increased 3% and 7%, respectively.
Gross Profit
Our gross margin increased 340 basis points to 34.8% in 2013 with improvements in nearly every segment. Our Innovate-to-Elevate strategy continues to help drive profitable results as we combine our brand and supply chain strengths with product innovation. Our Innovate-to-Elevate strategy leverages our strong brands and drives a higher price per unit for our entire product portfolio with innovative platforms such as Hanes X-Temp underwear and socks, ComfortBlend underwear and Smart Sizes bras. Our supply chain allows us to leverage our scale to lower our cost per unit and improve margins. Included with gross profit in 2013 are charges of $16 million related to acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 23.7% in 2013 compared to 21.7% in 2012. The higher selling, general and administrative expenses were primarily attributable to planned higher media spending of $35 million and charges of $65 million related to acquisition, integration and other action related costs.

Other Highlights
Other Expenses – we incurred charges of approximately $15 million in 2013 and $34 million in 2012 related to premiums and an acceleration of unamortized debt issue cost in connection with a $250 million prepayment of our 8% Senior Notes in December 2013 and a $250 million prepayment of our 8% Senior Notes in December 2012, respectively.
Interest Expense – lower by $35 million in 2013 compared to 2012 primarily due to lower outstanding debt balances and a lower weighted average interest rate. Our weighted average interest rate on our outstanding debt was 5.07% during 2013 compared to 5.81% in 2012.
Income Tax Expense – our effective income tax rate for continuing operations was 16.5% and 11.6% for 2013 and 2012, respectively. The higher effective income tax rate was primarily attributable to a higher proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries.
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
During 2012, we had net discrete tax benefits of approximately $13 million, which included an income tax benefit of approximately $9 million related to the realization of unrecognized tax benefits resulting from the expiration of domestic statutes of limitations and an income tax benefit of approximately $4 million related to an increase in research and development tax credits.
Discontinued Operations – discontinued operations include the sale of our European imagewear business and the discontinuation of our private-label and Outer Banks domestic imagewear operations that served wholesalers that sell to the screen-print industry.

Operating Results by Business Segment — Year Ended December 28, 2013 (“2013”) Compared with Year Ended December 29, 2012 (“2012”)

	Net Sales		Operating Profit
	Years Ended		Years Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(dollars in thousands)
Innerwear	$2,444,935	$2,334,006	$467,398	$407,318
Activewear	1,306,936	1,318,012	170,749	72,820
Direct to Consumer	380,079	372,359	34,737	25,890
International	495,852	501,344	42,850	46,713
Corporate	—	—	(200,548)	(112,626)
Total	$4,627,802	$4,525,721	$515,186	$440,115
Innerwear

	Years Ended
	December 28, 2013	December 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,444,935	$2,334,006	$110,929	4.8%
Segment operating profit	467,398	407,318	60,080	14.8
Innerwear segment net sales were $111 million higher in 2013 compared to 2012 due to the following: .

•	$78 million of incremental net sales of Maidenform products;

•	Space gains across most of the segment’s categories;

•	Higher sales in our intimate apparel product category, specifically with bras were higher due in part to our Smart Sizes innovation platform;

•	Higher sales in our men’s underwear and socks product categories.

Innerwear segment operating margin improved 160 basis points to 19.1% in 2013, which resulted from benefits from our Innovate-to-Elevate strategy that is increasing our price per unit with margin accretive product innovations and reducing our cost per unit through supply chain efficiencies and lower input costs. Our entire product portfolio is benefitting from innovative platforms such as Hanes X-Temp underwear and socks, ComfortBlend underwear and Smart Sizes bras. Operating margin was also impacted by higher planned media spending, which was used to support campaigns for Hanes underwear and panties.
Activewear

	Years Ended
	December 28, 2013	December 29, 2012	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,306,936	$1,318,012	$(11,076)	(0.8)%
Segment operating profit	170,749	72,820	97,929	134.5
Activewear net sales declined (1%) primarily due to the following:

•	Planned reduction of commodity-oriented branded printwear sales.
Offset by:

•	Higher net sales in our retail activewear category and Gear for Sports licensed apparel as a result of space gains and higher unit sales volume.
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

Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
Our primary sources of liquidity are cash generated by operations and availability under our Revolving Loan Facility, Accounts Receivable Securitization Facility and international loan facilities. At January 3, 2015, we had $907 million of borrowing availability under our $1.1 billion Revolving Loan Facility (after taking into account outstanding letters of credit), $200 million of short-term borrowing availability under our international loan facilities and $240 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
The following have impacted or are expected to impact liquidity:

•	we have principal and interest obligations under our debt;

•	we acquired Maidenform in October 2013 and DBA in August 2014 and we may pursue strategic acquisitions in the future;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we made a $100 million contribution to our pension plans in January 2015;

•	we may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could significantly impact our effective income tax rate;

•	our Board of Directors has authorized a regular quarterly dividend; and

•
our Board of Directors has authorized the repurchase of up to 10 million shares of our stock in the open market (2.8 million of which we have repurchased as of January 3, 2015 at a cost of $75 million).

We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. We expect our cash deployment strategy in the future will include a mix of dividends, acquisitions and share repurchases. In connection with the DBA acquisition, we assumed debt of approximately $133 million as of the acquisition date. Concurrent with the closing, $108 million of the assumed debt was repaid utilizing proceeds from our new borrowings. In addition, $10 million of assumed debt was repaid from operating cash flows, since the date of acquisition.
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
Pension Plans
In January 2015, we made a contribution of $100 million to our pension plans. As a result of this contribution, our U.S. qualified pension plan is approximately 104% funded as of January 3, 2015 compared to 82% funded as of December 28, 2013, under the Pension Protection Act funding rules. Additionally, we expect to make additional required cash contributions of approximately $8 million to our pension plans in 2015 based on a preliminary calculation by our actuary. We may elect to make additional voluntary contributions during 2015 to maintain certain funded levels. See Note 16, “Defined Pension Benefit Plans,” to our financial statements for more information on the plan asset and pension expense components.
Share Repurchase Program
On February 1, 2007, we announced that our Board of Directors granted authority for the repurchase of up to 10 million shares of our common stock. Share repurchases are made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow us to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for our company and certain of our officers and employees pursuant to our insider trading policy. Since inception of the program, we have purchased 2.8 million shares of our common stock at a cost of $75 million (average price per share of $26.33). The primary objective of our share repurchase program is to reduce the impact of dilution caused by the exercise of options and vesting of stock unit awards. While we may repurchase additional stock under the program, we may choose not to repurchase any stock and focus more on other uses of cash in the next 12 months. We did not repurchase any of our common stock during 2014.
Dividends
As part of our cash deployment strategy, on April 4, 2013, our Board of Directors declared our first dividend of $0.20 per share on outstanding common stock, which was paid on June 3, 2013. Prior to that declaration, we had not paid a cash dividend on our common stock. In July 2013 and October 2013, our Board of Directors also declared dividends of $0.20 per share on outstanding common stock, which were paid on September 3, 2013 and December 3, 2013, respectively.
In January 2014, April 2014, July 2014, and October 2014, the Board of Directors declared dividends of $0.30 per share on outstanding common stock which were paid on March 11, 2014, June 3, 2014, September 3, 2014, and December 9, 2014, respectively.
In January 2015, our Board of Directors declared a dividend of $0.40 per share on outstanding common stock to be paid on March 3, 2015 to stockholders of record at the close of business on February 9, 2015. In addition, the Board of Directors authorized a four-for-one stock split in the form of a stock dividend to be paid on March 3, 2015 to stockholders of record at the close of business on February 9, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Future Contractual Obligations and Commitments
The following table contains information on our contractual obligations and commitments as of January 3, 2015, and their expected timing on future cash flows and liquidity.

		Payments Due by Period
(dollars in thousands)	At January 3, 2015	Fiscal 2015	Fiscal 2016-2017	Fiscal 2018-2019	Fiscal 2020 and Thereafter
Operating activities:
Interest on debt obligations (1)	$575,025	$104,909	$207,851	$173,502	$88,763
Inventory purchase obligations	572,047	555,243	16,359	445	—
Operating lease obligations	438,251	83,704	140,520	99,726	114,301
Marketing and advertising obligations	54,524	37,501	9,718	4,797	2,508
Defined benefit plan minimum contributions (2)	37,000	37,000	—	—	—
Other long-term obligations (3)	225,648	54,158	100,839	42,388	28,263
Investing activities:
Capital expenditures	25,900	25,900	—	—	—
Financing activities:
Debt	1,839,314	225,317	11,770	187,230	1,414,997
Notes payable	144,438	144,438	—	—	—
Total	$3,912,147	$1,268,170	$487,057	$508,088	$1,648,832

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at January 3, 2015.

(2)
Represents only the required minimum pension contributions in 2015. In addition to the required cash contributions, we may elect to make voluntary contributions to maintain certain funded levels. For a discussion of our pension plan obligations, see Note 16, “Defined Benefit Pension Plans,” to our consolidated financial statements.

(3)
Represents the projected payment for long-term liabilities recorded on the Consolidated Balance Sheet for certain employee benefit claims, royalty-bearing license agreement payments, deferred compensation, capital leases and uncertain tax positions.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the years ended January 3, 2015 and December 28, 2013 was derived from our financial statements.

	Years Ended
	January 3, 2015	December 28, 2013
	(dollars in thousands)
Operating activities	$508,090	$591,281
Investing activities	(358,315)	(597,393)
Financing activities	(23,765)	93,757
Effect of changes in foreign currency exchange rates on cash	(2,018)	(14,578)
Change in cash and cash equivalents	123,992	73,067
Cash and cash equivalents at beginning of year	115,863	42,796
Cash and cash equivalents at end of year	$239,855	$115,863
Operating Activities
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income, as well as changes in accounts receivable, inventories and other working capital. Our operating cash in 2014 was primarily driven by our net income and overall changes in net working capital.
Investing Activities
The higher net cash from investing activities was primarily the result of the net cash used for the acquisition of DBA in August 2014 of $360 million as compared to the net cash used for the acquisition of Maidenform in October 2013, offset by higher net capital expenditures of $21 million in 2014.
Financing Activities
The lower net cash from financing activities was primarily the result of higher cash dividends paid during 2014 of $61 million, offset primarily by net borrowings related to the DBA acquisition.
Financing Arrangements
We believe our financing structure provides a secure base to support our operations and key business strategies. As of January 3, 2015, we were in compliance with all financial covenants under our credit facilities. We continue to monitor our covenant compliance carefully in this difficult economic environment. We expect to maintain compliance with our covenants during 2015, however economic conditions or the occurrence of events discussed above under “Risk Factors” could cause noncompliance.
Senior Secured Credit Facility
In July 2014, we amended and restated the Senior Secured Credit Facility to increase the committed aggregate facility size to $1.6 billion (from $1.1 billion), consisting of (a) the Revolving Loan Facility, and (b) the Euro Term Loan. The Euro Term Loan accrues interest utilizing the EURIBOR rate (as defined in the Senior Secured Credit Facility) plus 2.75%. The proceeds of the Euro Term Loan are denominated in Euros and were utilized in part to purchase DBA. Proceeds of the Revolving Loan Facility are used for general corporate purposes and working capital needs. The Revolving Loan Facility matures on July 23, 2018, and the Euro Term Loan matures on August 29, 2021. All borrowings under the Revolving Loan Facility must be repaid in full upon maturity. Outstanding borrowings under the Euro Term loan are repayable in quarterly payments of 0.25% of the original borrowings, with the remainder of the outstanding principle due at maturity.
A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At our option, we may add one or more term loan facilities or increase the commitments under the Revolving Loan Facility so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence and that we are in pro forma compliance with the financial covenants described below and that our senior secured leverage ratio is less than 2.50 to 1 on a pro forma basis after giving effect to the incurrence of such indebtedness. As of January 3, 2015, we had $177 million outstanding under the Revolving Loan Facility, $17 million of standby and trade letters of credit issued and outstanding under this facility and $907 million of borrowing availability. At January 3, 2015, the interest rate on the Revolving Loan Facility was 1.88%.
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

Additionally, the Euro Term Loan is guaranteed by substantially all of our subsidiary MFB International Holdings S.à r.l.’s (“MFB International Holdings”) existing and future direct and indirect subsidiaries, with certain customary or agreed-upon exceptions for certain subsidiaries and secured by a pledge of 100% of the equity interests of MFB International Holdings and its direct subsidiaries, 100% of the equity interests owned by any subsidiary of MFB International Holdings that is domiciled in Luxembourg and substantially all present and future property and assets, real and personal, tangible and intangible, of each Luxembourg domiciled guarantor, except for certain enumerated interests, and all proceeds and products of such property and assets.
At our option, borrowings under the Revolving Loan Facility may be maintained from time to time as (i) “Base Rate” loans, which bear interest at the highest of (a) 1/2 of 1% in excess of the federal funds rate, (b) the rate publicly announced by JPMorgan Chase Bank as its “prime rate” at its principal office in New York City, in effect from time to time and (c) the “LIBO Rate” (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves) for LIBOR-based loans with a one-month interest period plus 1.0%, in effect from time to time, in each case plus the applicable margin, or (ii) LIBOR-based loans, which bear interest at the LIBO Rate (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), as determined by reference to the rate for deposits in dollars appearing on the Reuters Screen LIBOR01 or LIBOR02 Page for the respective interest period or other commercially available source designated by an administrative agent, plus the applicable margin. The applicable margin is determined by reference to a leverage-based pricing grid set forth in the Senior Secured Credit Facility. The applicable margin ranges from a maximum of 2.25% in the case of LIBOR-based loans and 1.25% in the case of Base Rate loans if our leverage ratio is greater than or equal to 4.00 to 1, and will step down in 0.25% increments to a minimum of 1.50% in the case of LIBOR-based loans and 0.50% in the case of Base Rate loans if our leverage ratio is less than 2.50 to 1.
The Senior Secured Credit Facility requires us to comply with customary affirmative, negative and financial covenants. The Senior Secured Credit Facility requires that we maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio. The interest coverage ratio covenant requires that the ratio of our EBITDA for the preceding four fiscal quarters to its consolidated total interest expense for such period shall not be less than a specified ratio for each fiscal quarter. This ratio was 3.25 to 1 beginning with the fourth fiscal quarter of 2012 and will remain at this level thereafter. The leverage ratio covenant requires that the ratio of our total debt to EBITDA for the preceding four fiscal quarters will not be more than a specified ratio for each fiscal quarter. This ratio was 4.0 to 1 beginning with the third fiscal quarter of 2014 and declines over time until it reaches 3.75 to 1 for the third fiscal quarter of 2015 and will remain at this level thereafter. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
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
The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to ERISA, actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the Senior Secured Credit Facility). As of January 3, 2015, we were in compliance with all financial covenants.

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
Accounts Receivable Securitization Facility
The Accounts Receivable Securitization Facility provides for up to $225 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. Under the terms of the Accounts Receivable Securitization Facility, we and certain of our subsidiaries sell, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits and financial institutions that are not affiliated with us. The commitments of any conduits party to the Accounts Receivable Securitization Facility are funded through the issuance of commercial paper in the short-term market or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes, but the assets of Receivables LLC will be used first to satisfy the creditors of Receivables LLC, not our creditors. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to us maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs. In March 2014, we amended the Accounts Receivable Securitization Facility to decrease certain fee rates, revise concentration limits and dilutions triggers, and extended the termination date to March 14, 2015. We plan to extend the term.
Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. As of January 3, 2015, Receivables LLC had $211 million outstanding under the Accounts Receivable Securitization Facility. The outstanding balance under the Accounts Receivable Securitization Facility is reported on the Consolidated Balance Sheet in the line “Accounts Receivable Securitization Facility.” In the case of any creditors party to the Accounts Receivable Securitization Facility that are conduits, unless the conduits fail to fund, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. If the conduits fail to fund, the Accounts Receivable Securitization Facility would be funded through committed bank purchasers, and the interest rate would be payable at our option at the rate announced from time to time by HSBC Bank USA, N.A. as its prime rate or at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) plus the applicable margin in effect from time to time. In the case of borrowings from any other creditors party to the Accounts Receivable Securitization Facility that are not conduits or their related committed bank purchasers, the interest rate is payable at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) or, if this rate is unavailable or otherwise does not accurately reflect the costs to these creditors related to the borrowings, the prime rate. These amounts are also considered financing costs and are included in interest expense on the Consolidated Statement of Income. In addition, Receivables LLC is required to make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities. The average blended interest rate for the outstanding balance as of January 3, 2015 was 1.22%.

The Accounts Receivable Securitization Facility contains customary events of default and requires us to maintain the same interest coverage ratio and leverage ratio contained from time to time in the Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the Managing Agents or their affiliates. As of January 3, 2015, we were in compliance with all financial covenants.
Notes Payable
Notes payable were $144 million at January 3, 2015 and $36 million at December 28, 2013. At January 3, 2015, we had $200 million of borrowing availability under our international loan facilities. We were in compliance with the financial covenants contained in each of the international loan facilities at January 3, 2015.
Undistributed Earnings from Foreign Subsidiaries
As of January 3, 2015, the cumulative amount of undistributed earnings from our foreign subsidiaries was approximately $2.4 billion, of which $231 million of cash and cash equivalents was held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested, and less than $1 million of cash and cash equivalents was held by foreign subsidiaries whose undistributed earnings are not considered permanently reinvested. Our intention is to reinvest the cash and cash equivalents of those entities whose undistributed earnings we have previously asserted as being permanently reinvested in our international operations. We reassess our reinvestment assertions each reporting period and currently believe that we have sufficient other sources of liquidity to support our assertion that such undistributed earnings held by foreign subsidiaries may be considered to be reinvested permanently.
We repatriated $15 million, $10 million and $20 million in 2014, 2013 and 2012, respectively, from earnings generated in such years. The amount of the current year foreign earnings that we have repatriated in the past has been determined, and the amount that we expect to repatriate during 2015 will be determined, based upon a variety of factors including current year earnings of the foreign subsidiaries, foreign investment needs and the cash flow needs we have in the U.S., such as for the repayment of debt and other domestic obligations. The majority of our repatriation of the earnings of foreign subsidiaries has historically occurred at year-end, although we may always repatriate funds earlier in the year based on the needs of our business. When we repatriate funds to the U.S., we are required to pay taxes on these amounts based on applicable U.S. tax rates, net of any foreign tax that would be allowed to be deducted or taken as a credit against U.S. income tax. We paid $1 million, $1 million and $0 million in additional U.S. federal income taxes in 2014, 2013 and 2012, respectively, as a result of repatriation of foreign earnings generated in such years. We do not currently expect the amount of repatriated foreign earnings or the resulting additional tax expense in 2015 to differ materially from prior fiscal years.

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
In January 2015, we made a contribution of $100 million to our pension plans, which was comprised of approximately $29 million of required contributions and $71 million of voluntary contributions. As a result of this contribution, our U.S. qualified pension plan is approximately 104% funded as of January 3, 2015 compared to 82% funded as of December 28, 2013, under the Pension Protection Act funding rules. Although our required contributions for the U.S. qualified pension plan have been satisfied, we expect to make required cash contributions of approximately $8 million to our other pension plans in 2015 based on a preliminary calculation by our actuary. We may elect to make additional voluntary contributions during 2015. See Note 16, “Defined Benefit Pension Plans,” to our financial statements for more information on the plan asset components. The funded status of our defined benefit pension plans are recognized on our balance sheet and changes in the funded status are reflected in comprehensive income. We measure the funded status of our plans as of the date of our fiscal year end.
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

•
Salary increase assumptions were based on historical experience and anticipated future management actions. The salary increase assumption only applies to the Canadian plans, certain DBA plans and portions of the Hanesbrands nonqualified retirement plans, as benefits under these plans are not frozen. The benefits under the Hanesbrands Inc. Pension Plan were frozen as of December 31, 2005.

•
In determining the long-term rate of return on plan assets we applied a proportionally weighted blend between assuming the historical long-term compound growth rate of the plan portfolio would predict the future returns of similar investments, and the utilization of forward-looking assumptions.

•
Retirement rates were based primarily on actual experience while standard actuarial tables were used to estimate mortality. In 2014, the tables used as a basis for the mortality assumption were updated from the RP-2000 table and AA scale to the RP-2014 table and MP-2014 scale, respectively.

The sensitivity of changes in actuarial assumptions on our annual pension expense and on our plans’ benefit obligations, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
(in millions)	Pension Expense	Benefit Obligation
1% decrease in discount rate	$—	$171
1% increase in discount rate	—	(139)
1% decrease in expected investment return	8	N/A
1% increase in expected investment return	(8)	N/A

Trademarks and Other Identifiable Intangibles
Trademarks, license agreements, customer and distributor relationships and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles with finite lives over their estimated useful lives, and we do not amortize identifiable intangibles with indefinite lives. We base the estimated useful life of an identifiable intangible asset upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. As of January 3, 2015, the net book value of trademarks and other identifiable intangible assets was $691 million, of which we are amortizing a balance of $186 million. We anticipate that our amortization expense for 2015 will be $23 million.
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
Goodwill
As of January 3, 2015, we had $723 million of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. The timing of our annual goodwill impairment testing is the first day of the third fiscal quarter. The estimated fair values significantly exceeded the carrying values of each of our reporting units as of the first day of the third fiscal quarter, and no impairment of goodwill was identified as a result of the testing conducted in 2014.
In evaluating the recoverability of goodwill in 2014, we estimated the fair value of our reporting units. We relied on a number of factors to determine the fair value of our reporting units and evaluate various factors to discount anticipated future cash flows, including operating results, business plans and present value techniques. As discussed above under “Trademarks and Other Identifiable Intangibles,” there are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.
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
Extraordinary and Unusual Items
In January 2015, the FASB issued new accounting rules which remove the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The new rules will be effective for us in the first quarter of 2016. We do not expect the adoption of the new accounting rules to have a material impact on the our financial condition, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices. Our risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations.
Foreign Exchange Risk
We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. Our exposure to foreign exchange rates exists primarily with respect to the Euro, Canadian dollar, Mexican peso and Japanese yen against the U.S. dollar. We use foreign exchange forward contracts to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward and option contracts. At January 3, 2015, the potential change in fair value of foreign currency derivative instruments, assuming a 10% adverse change in the underlying currency price, was $15 million.
Interest Rates
Our debt under the Revolving Loan Facility and Accounts Receivable Securitization Facility bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. We are required under the Senior Secured Credit Facility to hedge a portion of our floating rate debt to reduce interest rate risk caused by floating rate debt issuance. We are in compliance with this provision as a result of our 6.375% Senior Notes, which bear interest at fixed rates. Approximately 54% of our total debt outstanding at January 3, 2015 is at a fixed rate. Given a substantial portion of our debt is at fixed rates, a 25-basis point movement in the annual interest rate charged on the outstanding debt balances as of January 3, 2015 would only result in a change in annual interest expense of approximately $2 million.

Commodities
Cotton is the primary raw material used in manufacturing many of our products. While we have sold our yarn operations, we are still exposed to fluctuations in the cost of cotton. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers, while decreases in cotton prices can result in inventory comprised of products made from higher-cost yarn and in our purchase of cotton at contractually fixed prices that are above the current market rate. Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. The cost of cotton used in goods manufactured by us represented approximately 7% of our cost of sales in 2014. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold. For example, we estimate that an increase of $0.01 per pound in cotton prices at current levels of production would affect our annual cost of sales by $3 million related to finished goods manufactured internally in our manufacturing facilities and $1 million related to finished goods sourced by third parties. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain, but any dramatic increase in the price of cotton could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, significant decreases in the price of cotton may result in the cost of inventory exceeding the cost of new production, which could result in lower gross margins, particularly if these decreases result in downward price pressure.
In addition, fluctuations in crude oil or petroleum prices may influence the prices of other raw materials we use to manufacture our products, such as chemicals, dyestuffs, polyester yarn and foam. We generally purchase raw materials at market prices. We estimate that a change of $10.00 per barrel in the price of oil would affect our freight costs by approximately $6 million, at current levels of usage.

Item 8.	Financial Statements and Supplementary Data
Our financial statements required by this item are contained on pages F-1 through F-52 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

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

Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We excluded our wholly owned subsidiary, DBA from our assessment of internal control over financial reporting as of January 3, 2015 because our control over the operation was acquired in a purchase business combination during 2014.

Item 9B.	Other Information
On November 20, 2014, Richard A. Noll, our Chairman and Chief Executive Officer, established a stock trading plan that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and our insider trading policy.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of February, 2015.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Richard A. Noll	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 6, 2015
Richard A. Noll

/s/ Richard D. Moss	Chief Financial Officer (principal financial officer)	February 6, 2015
Richard D. Moss

/s/ Michael S. Ryan	Chief Accounting Officer and Controller (principal accounting officer)	February 6, 2015
Michael S. Ryan

/s/ Bobby J. Griffin	Director	February 6, 2015
Bobby J. Griffin

/s/ James C. Johnson	Director	February 6, 2015
James C. Johnson

/s/ Jessica T. Mathews	Director	February 6, 2015
Jessica T. Mathews

/s/ Robert F. Moran	Director	February 6, 2015
Robert F. Moran

/s/ J. Patrick Mulcahy	Director	February 6, 2015
J. Patrick Mulcahy

/s/ Ronald L. Nelson	Director	February 6, 2015
Ronald L. Nelson

/s/ Andrew J. Schindler	Director	February 6, 2015
Andrew J. Schindler

/s/ David V. Singer	Director	February 6, 2015
David V. Singer

Signature	Capacity	Date

/s/ Ann E. Ziegler	Director	February 6, 2015
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

2.2
Share Purchase Agreement, dated August 25, 2014, by and among SLB Brands Holding, Ltd., certain individuals named therein, MFB International Holdings, S.À.R.L., Hanesbrands Inc., Société Civile de la Dune, and Gueshov Investissement 1 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 26, 2014).

2.3
Supplement Deed to the Share Purchase Agreement, dated August 25, 2014, by and among SLB Brands Holding, Ltd., certain individuals named therein, MFB International Holdings, S.À.R.L., Hanesbrands Inc., Société Civile de la Dune and Gueshov Investissement 1(incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 26, 2014).

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

3.3
Articles of Amendment to Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2015).

3.4
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

Exhibit Number	Description

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

10.1
Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013).*

10.2
Form of Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

10.3
Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated). (incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.4
Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated). (incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.5
Form of Performance Stock and Cash Award – Cash Component Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated).(incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.6
Form of Performance Stock and Cash Award – Stock Component Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated).(incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.7
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated). (incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.8
Form of Non-Employee Director Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.8 to the Registrant’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2007).*

10.9
Hanesbrands Inc. Supplemental Employee Retirement Plan (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).*

10.10
Hanesbrands Inc. Performance-Based Annual Incentive Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

10.11
Hanesbrands Inc. Executive Deferred Compensation Plan, as amended. (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

Exhibit Number	Description

10.12
Hanesbrands Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.13
Hanesbrands Inc. Executive Long-Term Disability Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.14
Hanesbrands Inc. Employee Stock Purchase Plan of 2006, as amended (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2010).*

10.15
Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.16
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers prior to December 2010 and schedule of all such agreements with current executive officers (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 24, 2013).*

10.17
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers after December 2010 and schedule of all such agreements with current executive officers.(incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.18
Master Separation Agreement dated August 31, 2006 between the Registrant and
Sara Lee Corporation (incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006).

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

10.25
Second Amended and Restated Credit Agreement (the “Credit Agreement”) dated July 30, 2014 by and among Hanesbrands Inc., MFB International Holdings S.à r.l., the various financial institutions and other persons from time to time party thereto, Suntrust Bank and Branch Banking & Trust Company, as the co-documentation agents, Bank of America, N.A. and PNC Bank, National Association, as the co-syndication agents, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and J.P. Morgan Limited, Barclays Bank PLC and HSBC Securities (USA) Inc., as the joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2014).

10.26	Administrative Amendment, dated as of August 28, 2014, to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2014).

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Richard A. Noll, Chief Executive Officer.

31.2	Certification of Richard D. Moss, Chief Financial Officer.

32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.

32.2	Section 1350 Certification of Richard D. Moss, Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plans or arrangements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
HANESBRANDS INC.

Hanesbrands Inc.
Management’s Report on Internal Control Over Financial Reporting
The Company excluded its wholly owned subsidiary, DBA Lux Holding S.A. (“DBA”) from its assessment of internal control over financial reporting as of January 3, 2015 because its control over this operation was acquired by the Company in a purchase business combination during 2014. The total assets and total revenues of DBA represented 11% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2015.
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
Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of January 3, 2015, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management determined that Hanesbrands’ internal control over financial reporting was effective as of January 3, 2015.
The effectiveness of our internal control over financial reporting as of January 3, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hanesbrands Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hanesbrands Inc. (the “Company”) at January 3, 2015 and December 28, 2013, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in the Report of Management on Internal Controls over Financial Reporting, management has excluded DBApparel from its assessment of internal controls over financial reporting as of January 3, 2015, because it was acquired by the Company in a purchase business combination during 2014. We have also excluded DBApparel from our audit of internal controls over financial reporting. DBApparel is a wholly-owned subsidiary whose total assets and total revenues represent 11% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2015.

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 6, 2015

HANESBRANDS INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net sales	$5,324,746	$4,627,802	$4,525,721
Cost of sales	3,420,339	3,016,109	3,105,674
Gross profit	1,904,407	1,611,693	1,420,047
Selling, general and administrative expenses	1,340,453	1,096,507	979,932
Operating profit	563,954	515,186	440,115
Other expenses	2,599	17,501	40,315
Interest expense, net	96,387	101,884	136,855
Income from continuing operations before income tax expense	464,968	395,801	262,945
Income tax expense	60,449	65,307	30,502
Income from continuing operations	404,519	330,494	232,443
Loss from discontinued operations, net of tax	—	—	(67,762)
Net income	$404,519	$330,494	$164,681

Earnings per share — basic:
Continuing operations	$4.02	$3.31	$2.35
Discontinued operations	—	—	(0.69)
Net income	$4.02	$3.31	$1.67

Earnings per share — diluted:
Continuing operations	$3.97	$3.25	$2.32
Discontinued operations	—	—	(0.68)
Net income	$3.97	$3.25	$1.64

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net income	$404,519	$330,494	$164,681
Other comprehensive income (loss):
Foreign currency translation	(12,171)	(13,594)	(838)
Cash flow hedges, net of tax effect of ($1,114), ($476) and $1,264, respectively	1,679	717	(1,906)
Interest rate hedge, net of tax effect of $0, $0 and ($1,371), respectively	—	—	2,066
Defined benefit plans, net of tax effect of $81,731, ($61,582) and ($11,514), respectively	(125,080)	93,473	16,316
Other comprehensive income (loss)	(135,572)	80,596	15,638
Comprehensive income	$268,947	$411,090	$180,319

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	January 3, 2015	December 28, 2013
Assets
Cash and cash equivalents	$239,855	$115,863
Trade accounts receivable, net	672,048	578,558
Inventories	1,537,200	1,283,331
Deferred tax assets	215,065	197,260
Other current assets	101,064	68,654
Total current assets	2,765,232	2,243,666
Property, net	674,379	579,883
Trademarks and other identifiable intangibles, net	691,201	377,751
Goodwill	723,120	626,392
Deferred tax assets	294,347	207,426
Other noncurrent assets	73,502	54,930
Total assets	$5,221,781	$4,090,048

Liabilities and Stockholders’ Equity
Accounts payable	$621,220	$466,270
Accrued liabilities and other:
Payroll and employee benefits	143,335	143,543
Advertising and promotion	149,345	73,841
Other	202,947	97,642
Notes payable	144,438	36,192
Accounts Receivable Securitization Facility	210,963	181,790
Current portion of long-term debt	14,354	—
Total current liabilities	1,486,602	999,278
Long-term debt	1,613,997	1,467,000
Pension and postretirement benefits	472,003	263,819
Other noncurrent liabilities	262,407	129,328
Total liabilities	3,835,009	2,859,425

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (500,000,000 authorized shares; $.01 par value)
Issued and outstanding — 100,197,280 and 99,455,478, respectively	1,002	995
Additional paid-in capital	293,932	285,227
Retained earnings	1,464,427	1,181,418
Accumulated other comprehensive loss	(372,589)	(237,017)
Total stockholders’ equity	1,386,772	1,230,623
Total liabilities and stockholders’ equity	$5,221,781	$4,090,048

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2011	97,517	$975	$266,551	$746,786	$(333,251)	$681,061
Net income	—	—	—	164,681	—	164,681
Translation adjustments	—	—	—	—	(838)	(838)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	160	160
Net unrecognized gain from pension and postretirement plans	—	—	—	—	16,316	16,316
Stock-based compensation	—	—	20,183	—	—	20,183
Net exercise of stock options, vesting of restricted stock units and other	753	8	5,295	—	—	5,303

Balances at December 29, 2012	98,270	$983	$292,029	$911,467	$(317,613)	$886,866
Net income	—	—	—	330,494	—	330,494
Dividends	—	—	—	(60,543)	—	(60,543)
Translation adjustments	—	—	—	—	(13,594)	(13,594)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	717	717
Net unrecognized gain from pension and postretirement plans	—	—	—	—	93,473	93,473
Stock-based compensation	—	—	23,845	—	—	23,845
Net exercise of stock options, vesting of restricted stock units and other	1,185	12	(16,412)	—	—	(16,400)
Net transactions related to spin off	—	—	(14,235)	—	—	(14,235)

Balances at December 28, 2013	99,455	$995	$285,227	$1,181,418	$(237,017)	$1,230,623
Net income	—	—	—	404,519	—	404,519
Dividends	—	—	—	(121,510)	—	(121,510)
Translation adjustments	—	—	—	—	(12,171)	(12,171)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	1,679	1,679
Net unrecognized gain from pension and postretirement plans	—	—	—	—	(125,080)	(125,080)
Stock-based compensation	—	—	30,230	—	—	30,230
Net exercise of stock options, vesting of restricted stock units and other	742	7	(21,525)	—	—	(21,518)

Balances at January 3, 2015	100,197	$1,002	$293,932	$1,464,427	$(372,589)	$1,386,772

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Operating activities:
Net income	$404,519	$330,494	$164,681
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	75,977	76,125	78,784
Amortization of intangibles	22,225	14,765	14,252
Impairment of intangibles	—	—	37,425
Loss on disposition of business	—	—	32,829
Write-off on early extinguishment of debt	—	4,865	9,559
Amortization of debt issuance costs	6,011	6,921	9,168
Stock compensation expense	30,587	24,178	20,496
Deferred taxes	(12,401)	14,616	(32,583)
Other	1,962	(3,027)	(7,253)
Changes in assets and liabilities, net of acquisition and disposition of businesses:
Accounts receivable	1,228	4,803	(46,812)
Inventories	(40,248)	83,748	313,818
Other assets	14,270	12,857	5,453
Accounts payable	71,901	30,897	(40,583)
Accrued liabilities and other	(67,941)	(9,961)	(5,627)
Net cash from operating activities	508,090	591,281	553,607

Investing activities:
Purchases of property, plant and equipment	(64,311)	(43,627)	(40,994)
Proceeds from sales of assets	7,120	6,089	424
Acquisition of business, net of cash acquired	(360,439)	(559,855)	—
Disposition of business	—	—	12,704
Proceeds from sale of investments	64,380	—	—
Other	(5,065)	—	—
Net cash from investing activities	(358,315)	(597,393)	(27,866)

Financing activities:
Borrowings on notes payable	158,217	101,175	78,036
Repayments on notes payable	(138,225)	(91,027)	(115,117)
Borrowings on Accounts Receivable Securitization Facility	161,167	145,715	177,300
Repayments on Accounts Receivable Securitization Facility	(131,994)	(137,761)	(170,397)
Borrowings on Revolving Loan Facility	3,536,000	4,053,500	2,938,500
Repayments on Revolving Loan Facility	(3,826,500)	(3,654,000)	(2,885,500)
Incurrence of debt under the Euro Term Loan Facility	476,566	—	—
Repayments of Euro Term Loan Facility	(2,226)	—	—
Repayments of assumed debt related to acquisition of business	(117,400)	—	—
Redemption of Floating Rate Senior Notes	—	—	(293,277)
Redemption of debt under 8% Senior Notes	—	(250,000)	(250,000)
Cash dividends paid	(119,607)	(59,442)	—
Payments to amend and refinance credit facilities	(6,011)	(5,630)	(2,353)
Proceeds from stock options exercised	—	5,279	8,752
Taxes paid related to net shares settlement of equity awards	(54,593)	(41,839)	(4,705)
Excess tax benefit from stock-based compensation	39,568	26,784	1,253
Other	1,273	1,003	(269)
Net cash from financing activities	(23,765)	93,757	(517,777)
Effect of changes in foreign exchange rates on cash	(2,018)	(14,578)	(513)
Change in cash and cash equivalents	123,992	73,067	7,451
Cash and cash equivalents at beginning of year	115,863	42,796	35,345
Cash and cash equivalents at end of year	$239,855	$115,863	$42,796

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Consolidated Financial Statements
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
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
The Company’s fiscal year ends on the Saturday closest to December 31. All references to “2014”, “2013” and “2012” relate to the 53 week fiscal year ended on January 3, 2015, and the 52 week fiscal years ended on December 28, 2013 and December 29, 2012, respectively. A significant subsidiary of the Company, DBA Lux Holding S.A. (“DBA”), had a December 27, 2014 fiscal year end. The difference in reporting one week of financial information for DBA did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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
(c) Foreign Currency Translation
Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive loss (“AOCI”) within stockholders’ equity. The Company translates the results of operations of its foreign operations at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

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
(e) Advertising Expense
Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” caption in the Consolidated Statements of Income of $183,333, $161,541 and $123,354 in 2014, 2013 and 2012, respectively.
(f) Shipping and Handling Costs
Revenue received for shipping and handling costs is included in net sales and was $22,903, $25,423 and $25,062 in 2014, 2013 and 2012, respectively. Shipping costs, which comprise payments to third party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $295,280, $241,026 and $239,464 in 2014, 2013 and 2012, respectively. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.
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
(h) Research and Development
Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. Research and development includes expenditures for new product, technological improvements for existing products and process innovation, which primarily consist of salaries, consulting and supplies attributable to time spent on research and development activities. Additional costs include depreciation and maintenance for research and development equipment and facilities. Research and development expense was $63,268, $51,316 and $48,323 in 2014, 2013 and 2012, respectively.
(i) Defined Contribution Benefit Plans
The Company sponsors 401(k) plans as well as other defined contribution benefit plans. Expense for these plans was $22,898, $23,489 and $21,564 in 2014, 2013 and 2012, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

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
Property is tested for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in the business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or an asset group will be disposed of before the end of its useful life. Recoverability of property is evaluated by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset exceeds the estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life. Restoration of a previously recognized impairment loss is not permitted under U.S. GAAP.
(n) Trademarks and Other Identifiable Intangible Assets
The primary identifiable intangible assets of the Company are trademarks, license agreements, customer and distributor relationships and computer software. Identifiable intangible assets with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. Trademarks with finite lives are being amortized over periods ranging from seven to 30 years, license agreements are being amortized over periods ranging from three to 17 years, customer and distributor relationships are being amortized over periods ranging from two to 15 years and computer software is being amortized over periods ranging from three to seven years.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

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
Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events occur. The Company’s annual measurement date is the first day of the third fiscal quarter. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units and compares it to the carrying value. If the carrying value of the reporting unit exceeds its fair value, the next step of the process involves comparing the implied fair value to the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to such excess. No impairment of goodwill was identified as a result of the testing conducted in 2014. In estimating the fair values of the reporting units, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

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
Cash Flow Hedges
The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in the “Accumulated other comprehensive loss” line of the Consolidated Balance Sheets. When the hedged item affects the income statement, the gain or loss included in AOCI is reported on the same line in the Consolidated Statements of Income as the hedged item. In addition, both the fair value of changes excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

Fair values are determined using the income approach based on market participant assumptions focusing on future cash flow projections and accepted industry standards.
(u) Recently Issued Accounting Pronouncements
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
Extraordinary and Unusual Items
In January 2015, the FASB issued new accounting rules that remove the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The new rules will be effective for the Company in the first quarter of 2016. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.
(v) Reclassifications
Certain prior year amounts in the Consolidated Statements of Cash Flow, none of which are material, have been reclassified to conform with the current year presentation. These reclassifications within the statements had no impact on the Company’s results of operations.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

(3)	Acquisitions
DBApparel Acquisition
In August 2014, MFB International Holdings S.à r.l. (“MF Lux”), a wholly owned subsidiary of the Company, acquired DBA Lux Holding S.A. (“DBA”) from SLB Brands Holdings, Ltd and certain individual DBA shareholders in an all-cash transaction equal to €400,000 enterprise value less net debt and working capital adjustments as defined in the purchase agreement. Total purchase price at closing was €297,031 (approximately $391,861 based on acquisition date exchange rates). The acquisition was financed through a combination of cash on hand and third party borrowings.
DBA contributed net revenues of $291,208 and pretax earnings of $24,075 (excluding acquisition and integration related charges of approximately $35,600) since the date of acquisition. The results of DBA have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the International segment based on geographic location and distribution channel.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

The allocation of purchase price is preliminary and subject to change. The primary areas of the purchase price that are not yet finalized are related to certain income taxes, working capital adjustments as defined in the purchase agreement and residual goodwill. Accordingly, adjustments will be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date. The acquired assets and assumed liabilities at the date of acquisition (August 29, 2014) include the following:

Cash and cash equivalents	$38,875
Trade accounts receivable, net	121,169
Inventories	245,161
Deferred tax assets	7,968
Other current assets	106,489
Property, net	104,868
Trademarks and other identifiable intangibles, net	365,104
Deferred tax assets, noncurrent	5,864
Other noncurrent assets	5,755
Total assets acquired	1,001,253
Accounts payables	79,785
Accrued liabilities and other	181,626
Notes payable	97,599
Deferred tax liabilities	4,352
Current portion of long-term debt	123,891
Long-term debt	8,683
Deferred tax liabilities, noncurrent	106,720
Other noncurrent liabilities	100,621
Total liabilities assumed	703,277
Net assets acquired	297,976
Goodwill	101,338
Purchase price	$399,314
During the fourth quarter of 2014, goodwill increased $7,453 for additional working capital payments made.
As of January 3, 2015, the Company had a total of $5,065 in escrow deposits remaining related to the DBA acquisition in “Other Current Assets.”
In connection with the DBA acquisition, the Company assumed debt, totaling $132,574 as of the acquisition date. Concurrent with the closing, $107,665 was repaid utilizing proceeds from the Euro Term Loan (See Note 10, “Debt”). In addition, $9,735 of debt assumed was repaid since the date of acquisition from operating cash flows. Notes payable of $97,599 is comprised of term loans in France, Italy and Germany as well as asset backed loans in Italy and Germany.
Unaudited pro forma results of operations for the Company are presented below assuming that the 2014 acquisition of DBA had occurred at the beginning of 2013. Pro forma operating results for the year ended December 28, 2013 include expenses totaling $32,088 for acquisition-related charges.

	Years Ended
	January 3, 2015	December 28, 2013
Net sales	$5,872,848	$5,485,144
Net income	427,296	349,514
Earnings per share:
Basic	$4.25	$3.50
Diluted	4.19	3.43
Pro forma financial information is not necessarily indicative of the Company’s operations results if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

In connection with the DBA acquisition, the Company acquired certain time deposits with maturity dates beyond three months. These investments were reported in the “Other current assets” line on the Consolidated Balance Sheets at acquisition date. Since the acquisition, the Company liquidated these investments for $64,380 and reported the proceeds as investing activities on the Consolidated Statements of Cash Flows.
Maidenform Acquisition
In October 2013, the Company acquired 100% of the outstanding shares of Maidenform Brands, Inc. (“Maidenform”) at $23.50 per share for a total purchase price of $580,505. The acquisition was financed through a combination of cash on hand and short-term borrowing on the Company’s revolving credit facility.
In 2013, Maidenform contributed net revenues of $98,400 and pretax earnings of $827 (excluding acquisition and integration related charges of $73,798) since the date of the acquisition. The results of Maidenform have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the Innerwear, Direct to Consumer and International segments based on geographic location and distribution channel.
Maidenform was a global intimate apparel company with a portfolio of well-known brands including Maidenform, Flexees and Lilyette. The acquisition will create growth and cost savings opportunities and increased scale to serve retailers. Maidenform sourced all of its products from manufacturers, while the Company utilizes its low-cost supply chain supplemented by third party manufacturing to maximize the value of Maidenform to retailers and consumers. Factors that contribute to the amount of goodwill recognized for the acquisition include (i) long-term growth opportunities expected with combining strengths and capabilities of the portfolios and cross-introducing products, (ii) cost savings by utilizing the Company’s low-cost supply chain and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.
The Maidenform, Flexees and Lilyette trademarks and brand names, which management believes to have indefinite lives, have been valued at $220,200. Amortizable intangible assets have been assigned values of $34,340 for customer and distributor relationships, $11,300 for license agreements and $4,590 for computer software and other intangibles. Customer and distributor relationships are being amortized over two and 15 years, respectively. License agreements are amortized over seven years. Computer software and other intangibles are amortized over one to five years.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

Year Ended
December 28, 2013
Net sales	$5,067,197
Income from continuing operations	370,469
Earnings per share from continuing operations:
Basic	$3.71
Diluted	3.64
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
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the period. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Basic weighted average shares outstanding	100,575	99,859	98,709
Effect of potentially dilutive securities:
Stock options	1,113	1,536	1,245
Restricted stock units	323	427	314
Employee stock purchase plan and other	—	1	1
Diluted weighted average shares outstanding	102,011	101,823	100,269
 Restricted stock units totaling 94, 206 and 263 units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for 2014, 2013, and 2012, respectively. In 2014, 2013 and 2012, there were no anti-dilutive options to purchase shares of common stock.

(5)	Stock-Based Compensation
The Company established the Omnibus Incentive Plan to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company and incent performance and retention of employees.
Stock Options
The exercise price of each stock option equals the closing market price of the Company’s stock on the date of grant. Options granted vest ratably over three years and can be exercised over a term of 10 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during any of the periods presented.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

A summary of the changes in stock options outstanding to the Company’s employees under the Omnibus Incentive Plan is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2011	5,314	$22.42	$7,202	5.90
Exercised	(448)	19.79
Forfeited	(9)	23.73

Options outstanding at December 29, 2012	4,857	$22.68	$59,744	4.91
Exercised	(2,077)	23.42
Forfeited	(2)	22.37

Options outstanding at December 28, 2013	2,778	$22.12	$131,219	4.31
Exercised	(950)	19.29
Forfeited	(5)	22.37

Options outstanding at January 3, 2015	1,823	$23.67	$158,469	3.40

Options exercisable at January 3, 2015	1,823	$23.67	$158,469	3.40
There were 0, 63 and 1,704 options that vested during 2014, 2013 and 2012, respectively. The total intrinsic value of options that were exercised during 2014, 2013 and 2012 was $86,843, $95,380 and $6,800 respectively.
The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $70,196, $56,679 and $5,998 for 2014, 2013 and 2012, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

Stock Unit Awards
Restricted stock units (RSUs) of the Company’s stock are granted to certain Company non-employee directors and employees to incent performance and retention over periods of one to three years, respectively. Upon vesting, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. Some RSUs which have been granted under the Omnibus Incentive Plan vest upon continued future service to the Company, while others also have a performance-based vesting feature. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees provide the requisite service to the Company. A summary of the changes in the restricted stock unit awards outstanding under the Omnibus Incentive Plan is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Nonvested share units outstanding at December 31, 2011	1,225	$24.61	$26,782	2.37
Granted — non-performanced based	335	35.62
Granted — performanced based	288	32.20
Vested	(400)	24.56
Forfeited	(42)	25.38

Nonvested share units outstanding at December 29, 2012	1,406	$28.76	$49,188	1.99
Granted — non-performanced based	201	67.37
Granted — performanced based	224	52.93
Vested	(606)	27.95
Forfeited	(32)	28.17

Nonvested share units outstanding at December 28, 2013	1,193	$40.23	$82,742	1.79
Granted — non-performanced based	122	109.05
Granted — performanced based	217	68.16
Vested	(591)	30.15
Forfeited	(87)	37.47

Nonvested share units outstanding at January 3, 2015	854	$64.46	$94,521	1.71
The total fair value of shares vested during 2014, 2013 and 2012 was $17,831, $16,933 and $9,824, respectively. Certain participants elected to defer receipt of shares earned upon vesting.
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
For all share-based payments under the Omnibus Incentive Plan, during 2014, 2013 and 2012, the Company recognized total compensation expense of $30,230, $23,845 and $20,183 and recognized a deferred tax benefit of $11,757, $11,045 and $7,915, respectively.
At January 3, 2015, there was $17,506 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $12,406, $3,837, $1,255 and $8 is expected to be recognized in 2015, 2016, 2017 and 2018, respectively. The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the Omnibus Incentive Plan by issuing newly authorized shares. The Omnibus Incentive Plan authorized 15,805 shares for awards of stock options and restricted stock units, of which 3,210 were available for future grants as of January 3, 2015.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

Employee Stock Purchase Plan
The Company established the Hanesbrands Inc. Employee Stock Purchase Plan of 2006 (the “ESPP”), which is qualified under Section 423 of the Internal Revenue Code. An aggregate of up to 2,442 shares of the Company’s common stock may be purchased by eligible employees pursuant to the ESPP. The purchase price for shares under the ESPP is equal to 85% of the stock’s fair market value on the purchase date. During 2014, 2013 and 2012, 26, 40 and 73 shares, respectively, were purchased under the ESPP by eligible employees. The Company had 1,779 shares of common stock available for issuance under the ESPP as of January 3, 2015. The Company recognized $345, $333 and $313 of stock compensation expense under the ESPP during 2014, 2013 and 2012, respectively.

(6)	Trade Accounts Receivable
Allowances for Trade Accounts Receivable
The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions are as follows:

	Allowance for Doubtful Accounts	Allowance for Chargebacks and Other Deductions	Total
Balance at December 31, 2011	$8,724	$8,694	$17,418
Charged to expenses	747	7,570	8,317
Deductions and write-offs	(3,284)	(7,511)	(10,795)

Balance at December 29, 2012	$6,187	$8,753	$14,940
Charged to expenses	1,445	5,288	6,733
Deductions and write-offs	(2,346)	(5,991)	(8,337)

Balance at December 28, 2013	$5,286	$8,050	$13,336
Charged to expenses	7,230	18,159	25,389
Deductions and write-offs	(4,399)	(17,470)	(21,869)

Balance at January 3, 2015	$8,117	$8,739	$16,856
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
Sales of Accounts Receivable
The Company has entered into agreements to sell selected trade accounts receivable to financial institutions. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution services and collects these accounts receivable directly from the customer. Net proceeds of these accounts receivable sale programs are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows. The Company recognized funding fees of $2,599, $2,636 and $3,136 in 2014, 2013 and 2012, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Consolidated Statements of Income.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

(7)	Inventories
Inventories consisted of the following:

	January 3, 2015	December 28, 2013
Raw materials	$207,647	$170,524
Work in process	164,686	142,713
Finished goods	1,164,867	970,094
	$1,537,200	$1,283,331

(8)	Property, Net
Property is summarized as follows:

	January 3, 2015	December 28, 2013
Land	$48,109	$28,895
Buildings and improvements	541,096	477,167
Machinery and equipment	891,345	872,038
Construction in progress	51,440	20,855
Capital leases	6,054	4,031
	1,538,044	1,402,986
Less accumulated depreciation	863,665	823,103
Property, net	$674,379	$579,883

(9)	Notes Payable
The Company had the following short-term revolving facilities at January 3, 2015 and December 28, 2013:

	Interest Rate as of January 3, 2015	Principal Amount
		January 3, 2015	December 28, 2013
El Salvador	3.00%	$30,000	$30,000
Philippines	5.35%	1,409	1,417
China	6.25%	6,929	4,775
Australia	4.50%	409	—
Europe	2.07%	105,691	—
		$144,438	$36,192
As of January 3, 2015 and December 28, 2013, the Company had total borrowing availability of $200,327 and $104,889, respectively, under the international loan facilities. Total interest paid on notes payable was $672, $567 and $4,014 in 2014, 2013 and 2012, respectively. The Company was in compliance with the financial covenants contained in each of the facilities at January 3, 2015.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

(10)	Debt
The Company had the following debt at January 3, 2015 and December 28, 2013:

	Interest Rate as of January 3, 2015	Principal Amount
		January 3, 2015	December 28, 2013	Maturity Date
Senior Secured Credit Facility:
Revolving Loan Facility	1.88%	$176,500	$467,000	July 2018
Euro Term Loan	3.50%	436,953	—	August 2021
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
Accounts Receivable Securitization Facility	1.22%	210,963	181,790	March 2015
Other International Debt	Various	14,898	—	Various
		1,839,314	1,648,790
Less current maturities		225,317	181,790
		$1,613,997	$1,467,000
The Company’s primary financing arrangements are the senior secured credit facility (the “Senior Secured Credit Facility”), $1,000,000 in aggregate principal amount of 6.375% senior notes (the “6.375% Senior Notes”) and the Accounts Receivable Securitization Facility. The outstanding balances at January 3, 2015 are reported in the “Current portion of long-term debt”, “Long-term debt” and “Accounts Receivable Securitization Facility” lines of the Consolidated Balance Sheets.
Total cash paid for interest related to debt in 2014, 2013 and 2012 was $85,512, $96,434 and $124,427, respectively.
Senior Secured Credit Facility
In July 2014, the Company amended and restated the Senior Secured Credit Facility to increase the committed aggregate facility size to $1,600,000 (from $1,100,000), consisting of (a) Revolving Loan Facility, and (b) the Euro Term Loan. The Euro Term Loan accrues interest utilizing the EURIBOR rate (as defined in the Senior Secured Credit Facility) plus 2.75%. The proceeds of the Euro Term Loan are denominated in Euros and were utilized in part to purchase DBA. Proceeds of the Revolving Loan Facility are used for general corporate purposes and working capital needs. The Revolving Loan Facility matures on July 23, 2018, and the Euro Term Loan matures on August 29, 2021. All borrowings under the Revolving Loan Facility must be repaid in full upon maturity. Outstanding borrowings under the Euro Term loan are repayable in quarterly payments of 0.25% of the original borrowings, with the remainder of the outstanding principle due at maturity.
A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At the Company’s option, it may add one or more term loan facilities or increase the commitments under the Revolving Loan Facility so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence, that the Company is in pro forma compliance with the financial covenants described below and that the Company’s senior secured leverage ratio is less than 2.50 to 1 on a pro forma basis after giving effect to the incurrence of such indebtedness. As of January 3, 2015, the Company had $176,500 outstanding under the Revolving Loan Facility, $16,824 of standby and trade letters of credit issued and outstanding under this facility and $906,676 of borrowing availability. At January 3, 2015, the interest rate on the Revolving Loan Facility was 1.88%, and the interest rate of the Euro Term Loan was 3.50%.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

•
substantially all present and future property and assets, real and personal, tangible and intangible, of the Company and each guarantor, except for certain enumerated interests, and all proceeds and products of such property and assets.

Additionally, the Euro Term Loan is guaranteed by substantially all of our subsidiary MFB International Holdings S.à r.l.’s (“MFB International Holdings”) existing and future direct and indirect subsidiaries, with certain customary or agreed-upon exceptions for certain subsidiaries and secured by a pledge of 100% of the equity interests of MFB International Holdings and its direct subsidiaries, 100% of the equity interests owned by any subsidiary of MFB International Holdings that is domiciled in Luxembourg and substantially all present and future property and assets, real and personal, tangible and intangible, of each Luxembourg domiciled guarantor, except for certain enumerated interests, and all proceeds and products of such property and assets.
At the Company’s option, borrowings under the Revolving Loan Facility may be maintained from time to time as (i) “Base Rate” loans, which bear interest at the highest of (a) 1/2 of 1% in excess of the federal funds rate, (b) the rate publicly announced by JPMorgan Chase Bank as its “prime rate” at its principal office in New York City, in effect from time to time and (c) the “LIBO Rate” (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves) for LIBOR-based loans with a one-month interest period plus 1.0%, in effect from time to time, in each case plus the applicable margin, or (ii) LIBOR-based loans, which bear interest at the LIBO Rate (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves), as determined by reference to the rate for deposits in dollars appearing on the Reuters Screen LIBOR01 or LIBOR02 Page for the respective interest period or other commercially available source designated by an administrative agent, plus the applicable margin. The applicable margin is determined by reference to a leverage-based pricing grid set forth in the Senior Secured Credit Facility. The applicable margin ranges from a maximum of 2.25% in the case of LIBOR-based loans and 1.25% in the case of Base Rate loans if the Company’s leverage ratio is greater than or equal to 4.00 to 1, and will step down in 0.25% increments to a minimum of 1.50% in the case of LIBOR-based loans and 0.50% in the case of Base Rate loans if the Company’s leverage ratio is less than 2.50 to 1.
The Senior Secured Credit Facility requires the Company to comply with customary affirmative, negative and financial covenants. The Senior Secured Credit Facility requires that the Company maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio. The interest coverage ratio covenant requires that the ratio of the Company’s EBITDA for the preceding four fiscal quarters to its consolidated total interest expense for such period shall not be less than a specified ratio for each fiscal quarter. This ratio was 3.25 to 1 beginning with the fourth fiscal quarter of 2012 and will remain at this level thereafter. The leverage ratio covenant requires that the ratio of the Company’s total debt to EBITDA for the preceding four fiscal quarters will not be more than a specified ratio for each fiscal quarter. This ratio was 4.0 to 1 beginning with the third fiscal quarter of 2014 and declines over time until it reaches 3.75 to 1 for the third fiscal quarter of 2015 and will remain at this level thereafter. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
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
The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to the ERISA, actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the Senior Secured Credit Facility). As of January 3, 2015 the Company was in compliance with all financial covenants.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

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
Accounts Receivable Securitization Facility
The Accounts Receivable Securitization Facility provides for up to $225,000 in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. Under the terms of the Accounts Receivable Securitization Facility, the Company and certain of its subsidiaries sell, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits and financial institutions that are not affiliated with the Company. The commitments of any conduits party to the Accounts Receivable Securitization Facility are funded through the issuance of commercial paper in the short-term market or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes, but the assets of Receivables LLC will be used first to satisfy the creditors of Receivables LLC, not the Company’s creditors. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to the Company maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs. In March 2014, the Company amended the Accounts Receivable Securitization Facility to decrease certain fee rates, revise concentration limits and dilutions triggers, and extended the termination date to March 14, 2015. The Company plans to extend the term.
Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. As of January 3, 2015, Receivables LLC had $210,963 outstanding under the Accounts Receivable Securitization Facility. The outstanding balance under the Accounts Receivable Securitization Facility is reported on the Consolidated Balance Sheet in the line “Accounts Receivable Securitization Facility.” In the case of any creditors party to the Accounts Receivable Securitization Facility that are conduits, unless the conduits fail to fund, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. If the conduits fail to fund, the Accounts Receivable Securitization Facility would be funded through committed bank purchasers, and the interest rate would be payable at the Company’s option at the rate announced from time to time by HSBC Bank USA, N.A. as its prime rate or at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) plus the applicable margin in effect from time to time. In the case of borrowings from any other creditors party to the Accounts Receivable Securitization Facility that are not conduits or their related committed bank purchasers, the interest rate is payable at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) or, if this rate is unavailable or otherwise does not accurately reflect the costs to these creditors related to the borrowings, the prime rate. These amounts are also considered financing costs and are included in interest expense on the Consolidated Statement of Income. In addition, Receivables LLC is required to make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities. The average blended interest rate for the outstanding balance as of January 3, 2015 was 1.22%.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

The Accounts Receivable Securitization Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio contained from time to time in the Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the Managing Agents or their affiliates. As of January 3, 2015, the Company was in compliance with all financial covenants.
The total amount of receivables used as collateral for the credit facility was $320,117 at January 3, 2015 and is reported on the Company’s Consolidated Balance Sheet in “Trade accounts receivable, net.”
Other International Debt
In connection with the DBA acquisition, the Company assumed debt (the “Other International Debt”), totaling $132,574 as of the acquisition date. Concurrent with the closing, $107,665 was repaid utilizing proceeds from the Euro Term Loan. The long-term debt outstanding as of January 3, 2015 consists of mortgage loans and term loans collateralized by fixed assets. These loans have maturity dates ranging from January, 2015 to May, 2018, and bear interest primarily based on EURIBOR rates ranging from 1.38% to 6.25% as of January 3, 2015.
Future Principal Payments
Future principal payments for all of the facilities described above are as follows: $225,317 due in 2015, $5,885 due in 2016 and 2017, $182,839 due in 2018, $4,391 due in 2019 and $1,414,997 due in 2020 and thereafter.
Debt Issuance Costs
During 2014, 2013 and 2012, the Company incurred $5,560, $5,630 and $2,353, respectively, in capitalized debt issuance costs in connection with the amendments to the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from one to 10 years. As of January 3, 2015, the net carrying value of unamortized debt issuance costs was $30,597 which is included in “Other Noncurrent Assets” in the Consolidated Balance Sheet. The Company’s debt issuance cost amortization was $6,011, $6,921 and $9,168 in 2014, 2013 and 2012, respectively.
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
Operating Leases
The Company leases certain buildings and equipment under agreements that are classified as operating leases. Rental expense under operating leases was $89,569, $75,178 and $72,639 in 2014, 2013 and 2012, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows: $83,704 in 2015, $74,732 in 2016, $65,788 in 2017, $57,410 in 2018, $42,316 in 2019 and $114,301 thereafter.
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
During 2014, 2013 and 2012, the Company incurred royalty expense of approximately $57,072, $42,075 and $37,593, respectively.
Minimum amounts due under the license agreements are approximately $22,656 in 2015, $21,639 in 2016, $8,979 in 2017, $9,325 in 2018, $6,919 in 2019. In addition to the minimum guaranteed amounts under license agreements, the Company is a party to a partnership agreement that includes a minimum fee of $5,558 for each year from 2015 through 2017.

(12)	Intangible Assets and Goodwill
As described in Note 3, “Acquisitions,” the Company acquired DBA in August 2014, which resulted in the recognition of $101,338 of goodwill and $365,104 of intangible assets, which consisted primarily of trademarks, perpetual license agreements and customer and distribution relationships. Since acquisition, goodwill increased $7,453 as a result of additional working capital payments made.
As described in Note 3, “Acquisitions,” the Company acquired Maidenform in October 2013, which resulted in the recognition of $197,932 of goodwill and $270,430 of intangible assets, which consisted primarily of trademarks and customer and distribution relationships. Since December 2013, goodwill increased by $4,606 as a result of measurement period adjustments to the acquired income tax balances. The purchase price allocation was finalized in the third quarter 2014.
During 2012, the Company discontinued the Outer Banks domestic imagewear operations that served wholesalers that sell to the screen-print industry. The discontinuation resulted in write-downs of $37,253 of trademarks and $172 of goodwill. See Note 19, “Discontinued Operations,” for further details.
(a) Intangible Assets
The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

	Gross	Accumulated Amortization	Net Book Value
Year ended January 3, 2015:
Intangible assets subject to amortization:
Trademarks and brand names	$135,622	$78,199	$57,423
Licensing agreements	69,225	16,122	53,103
Customer and distributor relationships	74,137	6,463	67,674
Computer software	68,164	60,937	7,227
Other intangibles	1,820	1,267	553
	$348,968	$162,988	185,980
Intangible assets not subject to amortization:
Trademarks			470,501
Perpetual license agreements			34,720
Net book value of intangible assets			$691,201

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

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
The amortization expense for intangibles subject to amortization was $22,225, $14,765 and $13,526 for 2014, 2013 and 2012, respectively. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $23,277 in 2015, $16,251 in 2016, $15,371 in 2017, $15,045 in 2018 and $15,041 in 2019.
(b) Goodwill
Goodwill and the changes in those amounts during the period are as follows:

	Innerwear	Activewear	Direct to Consumer	International	Total
Net book value at December 29, 2012	$245,505	$171,214	$255	$16,326	$433,300
Acquisition of business	181,726	—	2,900	8,700	193,326
Other	—	—	—	(234)	(234)

Net book value at December 28, 2013	$427,231	$171,214	$3,155	$24,792	$626,392
Acquisition of business	4,330	—	69	101,545	105,944
Other	—	—	—	(9,216)	(9,216)

Net book value at January 3, 2015	$431,561	$171,214	$3,224	$117,121	$723,120

(13)	Accumulated Other Comprehensive Loss
The components of AOCI are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 29, 2012	$(8,334)	$849	$(512,558)	$202,430	$(317,613)
Amounts reclassified from accumulated other comprehensive loss	—	(400)	15,418	(5,874)	9,144
Current-period other comprehensive income (loss) activity	(13,594)	1,593	139,637	(56,184)	71,452

Balance at December 28, 2013	$(21,928)	$2,042	$(357,503)	$140,372	$(237,017)
Amounts reclassified from accumulated other comprehensive loss	—	(1,113)	10,417	(3,709)	5,595
Current-period other comprehensive income (loss) activity	(12,171)	3,905	(217,745)	84,844	(141,167)

Balance at January 3, 2015	$(34,099)	$4,834	$(564,831)	$221,507	$(372,589)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		January 3, 2015	December 28, 2013	December 29, 2012
Gain (loss) on foreign exchange contracts	Cost of sales	$(1,113)	$(400)	$(2,594)
	Income tax	444	160	1,034
	Net of tax	$(669)	$(240)	$(1,560)

Amortization of loss on interest rate hedge	Interest expense, net	$—	$—	$3,437
	Income tax	—	—	(1,371)
	Net of tax	$—	$—	$2,066

Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	$10,417	$15,418	$15,987
	Income tax	(4,153)	(6,034)	(6,375)
	Net of tax	$6,264	$9,384	$9,612

Total reclassifications		$5,595	$9,144	$10,118

(14)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of January 3, 2015, The notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio were $163,873 and $9,629, respectively, consisting of contracts hedging primarily exposures to the Euro, Mexican peso, Canadian dollar, Australian dollar, Brazilian real and Japanese yen. As of December 28, 2013, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio were $92,577 and $9,776 consisting of contracts hedging primarily exposures to the Euro, Mexican peso, Canadian dollar and Japanese yen.
In prior years, the Company used interest rate cash flow hedges in the form of swaps and caps in order to mitigate the Company’s exposure to variability in cash flows for the future interest payments on a designated portion of floating rate debt. In connection with the amendment and restatement of certain credit facilities in December 2009, all outstanding interest rate hedging instruments related to the Floating Rate Senior Notes were settled, and the amounts deferred in AOCI were frozen at the termination date and amortized over the original remaining term of the interest rate hedge instrument. This interest rate hedge instrument matured in December 2012.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts recognized in the Consolidated Balance Sheets of the Company were as follows:

		Fair Value
	Balance Sheet Location	January 3, 2015	December 28, 2013
Hedges	Other current assets	$3,447	$32
Non-hedges	Other current assets	2,960	970
Total derivative assets		$6,407	$1,002

Non-hedges	Accrued liabilities	(109)	(28)
Total derivative liabilities		$(109)	$(28)

Net derivative asset		$6,298	$974

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $6,255.
The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income.
The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion) Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Interest rate contracts	$—	$—	$—
Foreign exchange contracts	3,905	1,593	(262)
Total	$3,905	$1,593	$(262)

	Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Year Ended
		January 3, 2015	December 28, 2013	December 29, 2012
Interest rate contracts	Interest expense, net	$—	$—	$(2,560)
Interest rate contracts	Other expenses	—	—	(877)
Foreign exchange contracts	Cost of sales	1,113	400	(47)
Total		$1,113	$400	$(3,484)
Derivative Contracts Not Designated As Hedges
The Company uses foreign exchange derivative contracts as economic hedges against the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities.
The effect of derivative contracts not designated as hedges on the Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income Year Ended
		January 3, 2015	December 28, 2013	December 29, 2012
Foreign exchange contracts	Selling, general and administrative expenses	$(1,188)	$458	$(3,757)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

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
As of January 3, 2015 and December 28, 2013, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates and defined benefit pension plan investment assets. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. The fair values of defined benefit pension plan investments include: certain U.S. equity securities, certain foreign equity securities and debt securities that are determined based on quoted prices in public markets categorized as Level 1, certain foreign equity securities, certain U.S. equity securities, debt securities, insurance contracts and commodity investments that are determined based on inputs readily available in public markets or can be derived from information available in publicly quoted markets categorized as Level 2 and investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists that are classified as Level 3. There were no changes during 2014 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. The hedge fund of funds and real estate investments have varying redemption terms of monthly, quarterly, semi-annually and annually, and have required notification periods ranging from 45 to 90 days.
As of January 3, 2015, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of January 3, 2015
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
Hedge fund of funds	$—	$—	$305,499
U.S. equity securities	124,136	29,192	—
Foreign equity securities	44,684	72,871	—
Debt securities	19,872	128,181	—
Real estate	—	—	40,874
Commodities	—	12,649	—
Insurance contracts	—	5,797	—
Cash and other	4,243	—	—
	192,935	248,690	346,373
Derivative contracts:
Foreign exchange derivative contracts	—	6,407	—
Foreign exchange derivative contracts	—	(109)	—
	—	6,298	—

Deferred compensation plan liability	—	(28,289)	—

Total	$192,935	$226,699	$346,373

	Assets (Liabilities) at Fair Value as of December 28, 2013
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
Hedge fund of funds	$—	$—	$281,908
U.S. equity securities	140,880	27,902	—
Foreign equity securities	50,661	77,152	—
Debt securities	18,644	87,578	—
Real estate	—	—	33,575
Commodities	—	15,407	—
Cash and other	5,872	—	—
	216,057	208,039	315,483
Derivative contracts:
Foreign exchange derivative contracts	—	1,002	—
Foreign exchange derivative contracts	—	(28)	—
	—	974	—

Deferred compensation plan liability	—	(17,036)	—

Total	$216,057	$191,977	$315,483

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

The table below sets forth a summary of changes in the fair value of the Level 3 investment assets in 2014 and 2013.

	Hedge fund of funds	Real estate
Balance at December 29, 2012	$253,391	$32,584
Actual return on assets	31,253	4,491
Sale of assets	(2,736)	(6,992)
Purchase of assets	—	3,492

Balance at December 28, 2013	$281,908	$33,575
Actual return on assets	13,038	4,869
Sale of assets	(1,447)	(720)
Purchase of assets	12,000	3,150

Balance at January 3, 2015	$305,499	$40,874
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of January 3, 2015 and December 28, 2013. The fair value of debt, which is classified as a Level 2 liability, was $1,893,514 and $1,744,115 as of January 3, 2015 and December 28, 2013 and had a carrying value of $1,839,314 and $1,648,790, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of January 3, 2015 and December 28, 2013, primarily due to the short-term nature of these instruments.

(16)	Defined Benefit Pension Plans
At January 3, 2015, the Company’s pension plans consisted of the Hanesbrands Inc. Pension Plan, the Maidenform LLC Retirement Plan, various nonqualified retirement plans and international plans, which include certain defined benefit plans acquired in connection with the purchase of DBA. Benefits under the Hanesbrands Inc. Pension Plan were frozen effective December 31, 2005.
The components of net periodic benefit cost and other amounts recognized in other comprehensive loss of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Service cost	$1,903	$1,565	$1,471
Interest cost	48,768	44,174	44,276
Expected return on assets	(52,515)	(46,777)	(44,708)
Settlement cost	130	—	—
Amortization of:
Prior service cost	40	35	31
Net actuarial loss	10,377	15,382	15,946
Net periodic benefit cost	$8,703	$14,379	$17,016

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$206,756	$(155,314)	$(26,633)
Prior service (credit) cost	(40)	208	(31)
Total loss (gain) recognized in other comprehensive income	206,716	(155,106)	(26,664)
Total recognized in net periodic benefit cost and other comprehensive income	$215,419	$(140,727)	$(9,648)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost in 2015 are $16,315 and $22, respectively.
The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	January 3, 2015	December 28, 2013
Benefit obligation:
Beginning of year	$1,000,065	$1,085,177
Service cost	1,903	1,565
Interest cost	48,768	44,483
Plan amendment	—	244
Benefits paid	(53,348)	(52,829)
Curtailments	(997)	—
Settlements	(1,209)	—
Impact of exchange rate change	(9,910)	(3,198)
Business combination	72,279	24,403
Actuarial loss (gain)	197,665	(99,780)
End of year	1,255,216	1,000,065

Fair value of plan assets:
Beginning of year	739,579	643,768
Actual return on plan assets	30,703	86,524
Employer contributions	68,738	41,177
Benefits paid	(53,348)	(52,829)
Settlements	(1,209)	—
Business combination	6,378	22,721
Impact of exchange rate change	(2,843)	(1,782)
End of year	787,998	739,579
Funded status	$(467,218)	$(260,486)
As most of the Company’s pension plans are frozen, the accumulated benefit obligation (“ABO”) approximates the benefit obligation. The total benefit obligation and the benefit obligation and fair value of plan assets for the Company’s pension plans with benefit obligations in excess of plan assets are as follows:

	January 3, 2015	December 28, 2013
Benefit obligation	$1,255,216	$1,000,065
Plans with benefit obligation in excess of plan assets:
Benefit obligation	1,252,743	1,000,065
Fair value of plan assets	785,524	739,579
Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	January 3, 2015	December 28, 2013
Current liabilities	$(5,142)	$(3,289)
Noncurrent liabilities	(462,076)	(257,197)
Accumulated other comprehensive loss	(565,534)	(358,818)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

Amounts recognized in accumulated other comprehensive loss consist of:

	January 3, 2015	December 28, 2013
Prior service cost	$248	$288
Actuarial loss	565,286	358,530
	$565,534	$358,818
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

	January 3, 2015	December 28, 2013	December 29, 2012
Net periodic benefit cost:
Discount rate	4.96%	4.17%	4.20%
Long-term rate of return on plan assets	6.90	7.29	7.58
Rate of compensation increase (1)	3.74	3.74	3.75

Plan obligations:
Discount rate	4.04%	4.96%	4.17%
Rate of compensation increase (1)	3.50	3.74	3.74

(1)
The compensation increase assumption applies to the international plans and portions of the nonqualified retirement plans, as benefits under these plans were not frozen at January 3, 2015, December 28, 2013 and December 29, 2012.

(b) Plan Assets, Expected Benefit Payments, and Funding
The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	January 3, 2015	December 28, 2013
Asset category:
Hedge fund of funds	38%	38%
U.S. equity securities	19	23
Foreign equity securities	15	17
Debt securities	19	14
Real estate	5	5
Commodities	2	2
Insurance contracts	1	—
Cash and other	1	1
The Company’s asset strategy and primary investment objective are to maximize the principal value of the plan assets to meet current and future benefit obligations to plan participants and their beneficiaries. To accomplish this goal, the assets of the plan are broadly diversified to protect against large investment losses and to reduce the likelihood of excessive volatility of returns. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

styles within these asset classes, and by retaining multiple, third party investment management firms with complementary investment styles and philosophies to implement these allocations. The Company has established a target asset allocation based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical data, prospective capital market returns and forecasted liabilities of the plans. The target asset allocation approximates the actual asset allocation as of January 3, 2015. In addition to volatility protection, diversification enables the assets of the plan the best opportunity to provide adequate returns in order to meet the Company’s investment return objectives. These objectives include, over a rolling 5-year period, to achieve a total return that exceeds the required actuarial rate of return for the plan and to outperform a passive portfolio, consisting of a similar asset allocation.
The Company utilizes market data or assumptions that market participants would use in pricing the pension plan assets. At January 3, 2015, the Company had $192,935 classified as Level 1 assets, $248,690 classified as Level 2 assets and $346,373 classified as Level 3 assets. At December 28, 2013, the Company had $216,057 classified as Level 1 assets, $208,039 classified as Level 2 assets and $315,483 classified as Level 3 assets. The Level 1 assets consisted primarily of certain U.S. equity securities, certain debt securities, certain foreign equity securities and cash and cash equivalents, Level 2 assets consisted primarily of certain debt securities, certain U.S. equity securities, commodity investments, insurance contracts and certain foreign equity securities, and Level 3 assets consisted primarily of hedge fund of funds and real estate investments. Refer to Note 15, “Fair Value of Assets and Liabilities,” for the Company’s complete disclosure of the fair value of pension plan assets.
Based on preliminary calculations by the Company’s actuary, the Company expects to make contributions of approximately $108,000 into the Company’s pension plans in 2015, of which $100,000 was made in January 2015. Expected benefit payments are as follows: $60,380 in 2015, $59,705 in 2016, $62,073 in 2017, $63,976 in 2018, $66,969 in 2019 and $347,086 thereafter.

(17)	Income Taxes
The provision for income tax computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Income before income tax expense:
Domestic	13.6%	21.5%	(5.8)%
Foreign	86.4	78.5	105.8
	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes	0.6	0.4	0.3
Tax on remittance of foreign earnings	0.8	2.5	3.1
Foreign taxes less than U.S. statutory rate	(24.0)	(19.6)	(24.3)
Employee benefits	0.5	1.0	0.9
Change in valuation allowance	2.1	0.5	0.3
Release of unrecognized tax benefit reserves	(1.7)	(2.3)	(3.8)
Other, net	(0.3)	(1.0)	0.1
Taxes at effective worldwide tax rates	13.0%	16.5%	11.6%
The Company has been granted lower effective income tax rates in two foreign jurisdictions through 2019. These lower rates, when compared with the country’s statutory rates, resulted in an income tax reduction of approximately $5,000 ($0.05 per diluted share) in 2014, 2013 and 2012.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended January 3, 2015
Domestic	$41,608	$(10,517)	$31,067
Foreign	24,290	3,663	27,977
State	6,951	(5,546)	1,405
	$72,849	$(12,400)	$60,449

Year ended December 28, 2013
Domestic	$24,166	$16,310	$40,476
Foreign	22,037	(590)	21,447
State	4,488	(1,104)	3,384
	$50,691	$14,616	$65,307

Year ended December 29, 2012
Domestic	$21,222	$(21,555)	$(333)
Foreign	29,053	(2,022)	27,031
State	1,027	2,777	3,804
	$51,302	$(20,800)	$30,502

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Cash payments for income taxes	$19,126	$34,221	$32,274
Cash payments above represent cash tax payments made by the Company primarily in foreign jurisdictions.
The deferred tax assets and liabilities at the respective year-ends were as follows:

	January 3, 2015	December 28, 2013
Deferred tax assets:
Nondeductible reserves	$8,841	$790
Inventories	124,910	102,482
Property and equipment	12,007	7,179
Intangibles	—	50,355
Bad debt allowance	8,575	12,781
Accrued expenses	21,600	8,838
Employee benefits	223,554	150,391
Tax credits	34,186	30,020
Net operating loss and other tax carryforwards	56,482	60,724
Other	6,091	17,975
Gross deferred tax assets	496,246	441,535
Less valuation allowances	(43,757)	(32,131)
Deferred tax assets	452,489	409,404

Deferred tax liabilities:
Derivatives	1,994	873
Intangibles	32,281	—
Prepaids	11,076	4,798
Deferred tax liabilities	45,351	5,671
Net deferred tax assets	$407,138	$403,733
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

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
As of January 3, 2015, the valuation allowance for deferred tax assets was $43,757, made up of $35,599 for foreign loss carryforwards, $3,560 for other foreign deferred tax assets, and $4,598 for federal operating loss carryforwards. The net change in the total valuation allowance for 2014 was $11,626 related to an increase of $11,626 for foreign loss carryforwards and other foreign deferred tax assets.
At January 3, 2015, the Company has total net operating loss carryforwards of approximately $152,110 for foreign jurisdictions, which will expire as follows:

Fiscal Year:
2015	$3,180
2016	11,176
2017	24,078
2018	19,611
2019	46,174
Thereafter	47,891
At January 3, 2015, the Company had tax credit carryforwards totaling $34,186,which expire beginning after 2020.
At January 3, 2015, the Company had federal and state net operating loss carryforwards of approximately $0 and $309,122, respectively, which expire beginning after 2018.
At January 3, 2015, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. If these earnings had not been permanently reinvested, deferred taxes of approximately $664,000 would have been recognized in the Consolidated Financial Statements.
In 2014, the Company recognized a benefit of $10,391 related to the realization of unrecognized tax benefits resulting from the expiration of statutes of limitations.
In 2013, the Company recognized a benefit of $12,962 related to the realization of unrecognized tax benefits resulting from the expiration of statutes of limitations and an income tax benefit of $6,249 related to the retroactive application of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.
Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next 12 months due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company currently expects a reduction of approximately $6,300 for unrecognized tax benefits accrued at January 3, 2015 within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 29, 2012 (gross balance of $51,572)	$48,916
Additions based on tax positions related to the current year	12,377
Reductions for tax positions of prior years	(12,940)

Balance at December 28, 2013 (gross balance of $51,315)	$48,353
Additions based on tax positions related to the current year	14,703
Additions for tax positions of prior years	10,058
Reductions for tax positions of prior years	(10,004)

Balance at January 3, 2015 (gross balance of $66,207)	$63,110

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

Included in unrecognized tax benefits are $63,110 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $(636), $(969) and $1,430 for interest and penalties classified as income tax expense (benefit) in the Consolidated Statement of Income for 2014, 2013 and 2012, respectively. At January 3, 2015 and December 28, 2013, the Company had a total of $6,371 and $6,383, respectively, of interest and penalties accrued related to unrecognized tax benefits.
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, the Internal Revenue Service (“IRS”) began an examination for the 2011 tax year during the fourth quarter of 2013. During the third quarter of 2014, the IRS began an examination of the Company’s 2012 tax year. The Company is also currently subject to examination by various state and international tax authorities. The Company regularly assesses the outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to any potential assessments. The outcome of any one examination, some of which may conclude during the next 12 months, is not expected to have a material impact on the Company’s financial position or results of operations.

(18)	Stockholders’ Equity
The Company is authorized to issue up to 500,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and the Company’s Board of Directors may, without stockholder approval, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At January 3, 2015 and December 28, 2013, 100,197 and 99,455 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding. Included within the 50,000 shares of preferred stock, 500 shares are designated Junior Participating Preferred Stock, Series A (the “Series A Preferred Stock”) and reserved for issuance upon the exercise of rights under the rights agreement described below.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
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
On January 28, 2014, April 22, 2014, July 22, 2014 and October 28, 2014, the Company’s Board of Directors authorized regular quarterly dividends of $0.30 per share, which were paid on March 11, 2014, June 3, 2014, September 3, 2014 and December 9, 2014, respectively.

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
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to these businesses and that will be eliminated from ongoing operations. The key components from discontinued operations related to the European and domestic imagewear businesses were as follows:

December 29, 2012
Net sales	$89,686
Cost of sales	116,798
Gross loss	(27,112)
Selling, general and administrative expenses	7,200
Impairment of intangibles	37,425
Operating loss	(71,737)
Interest expense, net	5
Loss on disposal of business	32,829
Loss from discontinued operations before income tax expense benefit	(104,571)
Income tax benefit	(36,809)
Net income loss from discontinued operations, net of tax	$(67,762)

(20)	Subsequent Events
On January 27, 2015, the Board of Directors of the Company approved a four-for-one stock split on the Company’s Class A common stock in the form of a 100% stock dividend. The record date for the four-for-one stock split is the close of business on February 9, 2015, payable on March 3, 2015. As a result of the stock split, stockholders will receive three additional shares of Class A common stock, par value $0.01, for each share they hold as of the record date.
All numbers of shares outstanding and per share amounts in the consolidated financial statements and notes to the consolidated financial statements are presented on a pre-split basis. Subsequent to the effective date of the stock split, all historical numbers of shares outstanding and per share data amounts presented in future financial statements will be retroactively adjusted.
Pro-forma unaudited earnings per share are as follows, giving retroactive effect to the stock split:

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Basic:
Net Income	$404,519	$330,494	$164,681
Weighted average shares outstanding, as reported	100,575	99,859	98,709
Weighted average shares outstanding, pro-forma	402,300	399,436	394,836
Earnings per share, as reported	4.02	3.31	1.67
Earnings per share, pro-forma	1.01	0.83	0.42

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Diluted:
Net Income	$404,519	$330,494	$164,681
Weighted average shares outstanding, as reported	102,011	101,823	100,269
Weighted average shares outstanding, pro-forma	408,044	407,292	401,076
Earnings per share, as reported	3.97	3.25	1.64
Earnings per share, pro-forma	0.99	0.81	0.41

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

(21)	Business Segment Information
The Company’s operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses but the segments share a common supply chain and media and marketing platforms. The operating results for Maidenform are included in the Company’s Innerwear, Direct to Consumer and International segments based on geographic location and distribution channel. The operating results for DBA are included in the Company’s International segment.
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

•	International primarily relates to the Europe, Asia, Latin America, Canada and Australia geographic locations that sell products that span across the Innerwear and Activewear reportable segments.
The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net sales:
Innerwear	$2,707,474	$2,444,935	$2,334,006
Activewear	1,410,036	1,306,936	1,318,012
Direct to Consumer	409,028	380,079	372,359
International	798,208	495,852	501,344
Total net sales	$5,324,746	$4,627,802	$4,525,721

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Segment operating profit:
Innerwear	$552,507	$467,398	$407,318
Activewear	193,952	170,749	72,820
Direct to Consumer	40,367	34,737	25,890
International	89,979	42,850	46,713
Total segment operating profit	876,805	715,734	552,741
Items not included in segment operating profit:
General corporate expenses	(91,693)	(104,993)	(99,100)
Acquisition, integration and other action related charges	(198,933)	(80,790)	—
Amortization of intangibles	(22,225)	(14,765)	(13,526)
Total operating profit	563,954	515,186	440,115
Other expenses	(2,599)	(17,501)	(40,315)
Interest expense, net	(96,387)	(101,884)	(136,855)
Income from continuing operations before income tax expense	$464,968	$395,801	$262,945

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

	January 3, 2015	December 28, 2013
Assets:
Innerwear	$1,493,977	$1,519,555
Activewear	788,610	654,049
Direct to Consumer	108,278	95,428
International	810,844	332,012
	3,201,709	2,601,044
Corporate (1)	2,020,072	1,489,004
Total assets	$5,221,781	$4,090,048

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Depreciation and amortization expense:
Innerwear	$40,688	$42,990	$42,617
Activewear	21,314	21,827	21,907
Direct to Consumer	6,931	7,773	9,323
International	7,044	3,535	4,154
	75,977	76,125	78,001
Corporate	22,225	14,765	14,252
Total depreciation and amortization expense	$98,202	$90,890	$92,253

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Additions to long-lived assets:
Innerwear	$37,641	$24,192	$22,241
Activewear	13,378	11,653	11,532
Direct to Consumer	7,641	2,188	2,962
International	4,737	3,025	2,054
	63,397	41,058	38,789
Corporate	914	2,569	2,202
Total additions to long-lived assets	$64,311	$43,627	$40,991

(1)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.
Sales to Wal-Mart, Target and Kohl’s were substantially in the Innerwear and Activewear segments and represented 24%, 17% and 5% of total sales in 2014, respectively.
Worldwide sales by product category for Innerwear and Activewear were $3,734 and $1,591, respectively, in 2014.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

(22)	Geographic Area Information

	Years Ended or at
	January 3, 2015		December 28, 2013		December 29, 2012
	Sales	Long-Lived Assets	Sales	Long-Lived Assets	Sales	Long-Lived Assets
United States	$4,525,216	$126,239	$4,133,645	$132,980	$4,026,139	$132,147
Europe	302,397	91,497	4,721	421	—	—
Canada	140,132	1,316	142,004	1,561	129,919	1,943
Japan	107,820	524	101,371	563	120,498	172
Mexico	74,698	1,889	68,379	1,659	70,482	1,871
Brazil	48,462	2,643	53,062	1,912	58,972	792
China	9,152	116,656	17,827	132,564	15,778	144,494
Central America and the Caribbean Basin	3,832	278,678	3,568	267,277	1,604	270,611
Other	113,037	54,937	103,225	40,946	102,329	44,128
	$5,324,746	$674,379	$4,627,802	$579,883	$4,525,721	$596,158
The net sales by geographic region are attributed by customer location.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

(23)	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
2014
Net sales	$1,059,370	$1,342,052	$1,400,728	$1,522,596	$5,324,746
Gross profit	356,777	504,354	497,715	545,561	1,904,407
Net income	41,560	154,578	118,944	89,437	404,519
Basic weighted average shares outstanding, as reported	100,391	100,480	100,598	100,829	100,575
Diluted weighted average shares outstanding, as reported	101,969	102,057	102,131	102,100	102,011
Basic earnings per share, as reported	0.41	1.54	1.18	0.89	4.02
Diluted earnings per share, as reported	0.41	1.51	1.16	0.88	3.97
Basic weighted average shares outstanding, pro-forma	401,564	401,920	402,392	403,316	402,300
Diluted weighted average shares outstanding, pro-forma	407,876	408,228	408,056	408,400	408,044
Basic earnings per share, pro forma	0.10	0.38	0.30	0.22	1.01
Diluted earnings per share, pro forma	0.10	0.38	0.29	0.22	0.99

2013
Net sales	$945,461	$1,199,205	$1,197,346	$1,285,790	$4,627,802
Gross profit	327,299	435,482	421,680	427,232	1,611,693
Net income	51,379	121,586	125,263	32,266	330,494
Basic weighted average shares outstanding, as reported	99,369	99,855	100,066	100,159	99,859
Diluted weighted average shares outstanding, as reported	101,460	102,013	101,987	101,881	101,823
Basic earnings per share, as reported	0.52	1.22	1.25	0.32	3.31
Diluted earnings per share, as reported	0.51	1.19	1.23	0.32	3.25
Basic weighted average shares outstanding, pro-forma	397,476	399,420	400,264	400,636	399,436
Diluted weighted average shares outstanding, pro-forma	405,840	408,052	407,948	407,524	407,292
Basic earnings per share, pro forma	0.13	0.30	0.31	0.08	0.83
Diluted earnings per share, pro forma	0.13	0.30	0.31	0.08	0.81

(24)	Consolidating Financial Information
In accordance with the indenture governing the Company’s $1,000,000 6.375% Senior Notes issued on November 9, 2010, as supplemented from time to time, certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the 6.375% Senior Notes. The following presents the condensed consolidating financial information separately for:
(i) Parent Company, the issuer of the guaranteed obligations. Parent Company includes Hanesbrands Inc. and its 100% owned operating divisions, which are not legal entities, and excludes its subsidiaries, which are legal entities;
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

The 6.375% Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary, each of which is 100% owned, directly or indirectly, by Hanesbrands Inc. A guarantor subsidiary’s guarantee can be released in certain customary circumstances. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation.

	Consolidating Statement of Comprehensive Income
	Year Ended January 3, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$4,325,897	$839,306	$2,743,114	$(2,583,571)	$5,324,746
Cost of sales	3,728,833	437,262	2,105,317	(2,851,073)	3,420,339
Gross profit	597,064	402,044	637,797	267,502	1,904,407
Selling, general and administrative expenses	920,002	227,853	199,022	(6,424)	1,340,453
Operating profit	(322,938)	174,191	438,775	273,926	563,954
Equity in earnings of subsidiaries	833,642	276,369	—	(1,110,011)	—
Other expenses	2,599	—	—	—	2,599
Interest expense, net	76,096	2,228	17,312	751	96,387
Income from continuing operations before income tax expense	432,009	448,332	421,463	(836,836)	464,968
Income tax expense	27,490	12,210	20,749	—	60,449
Income from continuing operations	404,519	436,122	400,714	(836,836)	404,519
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income	$404,519	$436,122	$400,714	$(836,836)	$404,519

Comprehensive income	$268,947	$436,122	$386,959	$(823,081)	$268,947

	Consolidating Statement of Comprehensive Income
	Year Ended December 28, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$3,933,591	$762,257	$2,300,794	$(2,368,840)	$4,627,802
Cost of sales	3,097,826	396,489	1,852,065	(2,330,271)	3,016,109
Gross profit	835,765	365,768	448,729	(38,569)	1,611,693
Selling, general and administrative expenses	802,325	178,434	121,478	(5,730)	1,096,507
Operating profit (loss)	33,440	187,334	327,251	(32,839)	515,186
Equity in earnings of subsidiaries	425,833	215,230	—	(641,063)	—
Other expenses	17,501	—	—	—	17,501
Interest expense, net	95,116	(20)	6,867	(79)	101,884
Income from continuing operations before income tax expense	346,656	402,584	320,384	(673,823)	395,801
Income tax expense	16,162	21,850	27,295	—	65,307
Income from continuing operations	330,494	380,734	293,089	(673,823)	330,494
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income	$330,494	$380,734	$293,089	$(673,823)	$330,494

Comprehensive income	$411,090	$380,734	$282,050	$(662,784)	$411,090

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

	Condensed Consolidating Balance Sheet
	January 3, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$10,910	$10,796	$218,149	$—	$239,855
Trade accounts receivable, net	73,794	37,511	561,514	(771)	672,048
Inventories	958,376	120,341	607,356	(148,873)	1,537,200
Deferred tax assets	200,050	3,515	11,500	—	215,065
Other current assets	38,446	11,224	51,394	—	101,064
Total current assets	1,281,576	183,387	1,449,913	(149,644)	2,765,232
Property, net	88,599	46,221	539,559	—	674,379
Trademarks and other identifiable intangibles, net	4,102	79,393	607,706	—	691,201
Goodwill	232,881	124,247	365,992	—	723,120
Investments in subsidiaries	3,732,783	1,792,790	—	(5,525,573)	—
Deferred tax assets	202,910	74,735	16,702	—	294,347
Receivables from related entities	4,585,755	4,471,644	2,087,280	(11,144,679)	—
Other noncurrent assets	55,540	428	17,534	—	73,502
Total assets	$10,184,146	$6,772,845	$5,084,686	$(16,819,896)	$5,221,781

Liabilities and Stockholders’ Equity
Accounts payable	$353,799	$11,925	$255,496	$—	$621,220
Accrued liabilities	190,739	61,339	242,437	1,112	495,627
Notes payable	—	—	144,438	—	144,438
Accounts Receivable Securitization Facility	—	—	210,963	—	210,963
Current portion of long-term debt	—	—	14,354	—	14,354
Total current liabilities	544,538	73,264	867,688	1,112	1,486,602
Long-term debt	1,176,500	—	437,497	—	1,613,997
Pension and postretirement benefits	399,931	—	72,072	—	472,003
Payables to related entities	6,544,095	3,270,513	1,330,071	(11,144,679)	—
Other noncurrent liabilities	132,310	12,609	118,287	(799)	262,407
Total liabilities	8,797,374	3,356,386	2,825,615	(11,144,366)	3,835,009
Stockholders’ equity	1,386,772	3,416,459	2,259,071	(5,675,530)	1,386,772
Total liabilities and stockholders’ equity	$10,184,146	$6,772,845	$5,084,686	$(16,819,896)	$5,221,781

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended January 3, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$1,012,798	$219,645	$381,797	$(1,106,150)	$508,090

Investing activities:
Purchases of property, plant and equipment	(13,045)	(8,970)	(42,296)	—	(64,311)
Proceeds from sales of assets	83	55	6,982	—	7,120
Acquisition of business, net of cash acquired			(360,439)	—	(360,439)
Proceeds from sale of investments	—	—	64,380	—	64,380
Other	—	—	(5,065)	—	(5,065)
Net cash from investing activities	(12,962)	(8,915)	(336,438)	—	(358,315)

Financing activities:
Borrowings on notes payable	—	—	158,217	—	158,217
Repayments on notes payable	—	—	(138,225)	—	(138,225)
Borrowings on Accounts Receivable Securitization Facility	—	—	161,167	—	161,167
Repayments on Accounts Receivable Securitization Facility	—	—	(131,994)	—	(131,994)
Borrowings on Revolving Loan Facility	3,536,000	—	—	—	3,536,000
Repayments on Revolving Loan Facility	(3,826,500)	—	—	—	(3,826,500)
Incurrence of debt under the Euro Term Loan Facility	—	—	476,566	—	476,566
Repayments of Euro Term Loan Facility	—	—	(2,226)	—	(2,226)
Repayments of assumed debt related to acquisition of business	—	—	(117,400)	—	(117,400)
Cash dividends paid	(119,607)	—	—	—	(119,607)
Payments to amend and refinance credit facilities	—	—	(6,011)	—	(6,011)
Taxes paid related to net shares settlement of equity awards	(54,593)	—	—	—	(54,593)
Excess tax benefit from stock-based compensation	39,568	—	—	—	39,568
Other	1,741	—	332	(800)	1,273
Net transactions with related entities	(571,230)	(207,745)	(327,975)	1,106,950	—
Net cash from financing activities	(994,621)	(207,745)	72,451	1,106,150	(23,765)
Effect of changes in foreign exchange rates on cash	—	—	(2,018)	—	(2,018)
Change in cash and cash equivalents	5,215	2,985	115,792	—	123,992
Cash and cash equivalents at beginning of year	5,695	7,811	102,357	—	115,863
Cash and cash equivalents at end of year	$10,910	$10,796	$218,149	$—	$239,855

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 28, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$757,127	$173,085	$301,962	$(640,893)	$591,281

Investing activities:
Purchases of property, plant and equipment	(13,493)	(5,189)	(24,945)	—	(43,627)
Proceeds from sales of assets	3,338	33	2,718	—	6,089
Acquisition of business, net of cash acquired	—	(61,870)	(497,985)	—	(559,855)
Net cash from investing activities	(10,155)	(67,026)	(520,212)	—	(597,393)

Financing activities:
Borrowings on notes payable	—	—	101,175	—	101,175
Repayments on notes payable	—	—	(91,027)	—	(91,027)
Borrowings on Accounts Receivable Securitization Facility	—	—	145,715	—	145,715
Repayments on Accounts Receivable Securitization Facility	—	—	(137,761)	—	(137,761)
Borrowings on Revolving Loan Facility	4,053,500	—	—	—	4,053,500
Repayments on Revolving Loan Facility	(3,654,000)	—	—	—	(3,654,000)
Redemption of debt under 8% Senior Notes	(250,000)	—	—	—	(250,000)
Cash dividends paid	(59,442)	—	—	—	(59,442)
Payments to amend and refinance credit facilities	(5,405)	—	(225)	—	(5,630)
Proceeds from stock options exercised	5,279	—	—	—	5,279
Taxes paid related to net shares settlement of equity awards	(41,839)	—	—	—	(41,839)
Excess tax benefit from stock-based compensation	26,784	—	—	—	26,784
Other	1,116	—	(113)	—	1,003
Net transactions with related entities	(822,887)	(100,167)	282,161	640,893	—
Net cash from financing activities	(746,894)	(100,167)	299,925	640,893	93,757
Effect of changes in foreign exchange rates on cash	—	—	(14,578)	—	(14,578)
Change in cash and cash equivalents	78	5,892	67,097	—	73,067
Cash and cash equivalents at beginning of year	5,617	1,919	35,260	—	42,796
Cash and cash equivalents at end of year	$5,695	$7,811	$102,357	$—	$115,863

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 29, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$791,636	$168,544	$133,699	$(540,272)	$553,607

Investing activities:
Purchases of property, plant and equipment	(10,688)	(5,493)	(24,813)	—	(40,994)
Proceeds from sales of assets	70	16	338	—	424
Disposition of business	—	—	12,704	—	12,704
Net cash from investing activities	(10,618)	(5,477)	(11,771)	—	(27,866)

Financing activities:
Borrowings on notes payable	—	—	78,036	—	78,036
Repayments on notes payable	—	—	(115,117)	—	(115,117)
Borrowings on Accounts Receivable Securitization Facility	—	—	177,300	—	177,300
Repayments on Accounts Receivable Securitization Facility	—	—	(170,397)	—	(170,397)
Borrowings on Revolving Loan Facility	2,938,500	—	—	—	2,938,500
Repayments on Revolving Loan Facility	(2,885,500)	—	—	—	(2,885,500)
Redemption of Floating Rate Senior Notes	(293,277)	—	—	—	(293,277)
Redemption of debt under 8% Senior Notes	(250,000)	—	—	—	(250,000)
Payments to amend and refinance credit facilities	(2,128)	—	(225)	—	(2,353)
Proceeds from stock options exercised	8,752	—	—	—	8,752
Taxes paid related to net shares settlement of equity awards	(4,705)	—	—	—	(4,705)
Excess tax benefit from stock-based compensation	1,253	—	—	—	1,253
Other	(173)	—	(96)	—	(269)
Net transactions with related entities	(296,453)	(163,874)	(79,945)	540,272	—
Net cash from financing activities	(783,731)	(163,874)	(110,444)	540,272	(517,777)
Effect of changes in foreign exchange rates on cash	—	—	(513)	—	(513)
Change in cash and cash equivalents	(2,713)	(807)	10,971	—	7,451
Cash and cash equivalents at beginning of year	8,330	2,726	24,289	—	35,345
Cash and cash equivalents at end of year	$5,617	$1,919	$35,260	$—	$42,796