Form 10-Q
period 2015-04-04
Hanesbrands Inc.
filed 2015-05-01
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2015, there were 401,666,283 shares of the registrant’s common stock outstanding.

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
Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended January 3, 2015, under the caption “Risk Factors,” as well as on the “Investors” section of our corporate website, www.Hanes.com/investors.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended January 3, 2015, particularly under the caption “Risk Factors.” We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended
	April 4, 2015	March 29, 2014
Net sales	$1,208,921	$1,059,370
Cost of sales	762,690	702,593
Gross profit	446,231	356,777
Selling, general and administrative expenses	356,300	284,989
Operating profit	89,931	71,788
Other expenses	382	435
Interest expense, net	26,887	21,818
Income before income tax expense	62,662	49,535
Income tax expense	10,026	7,975
Net income	$52,636	$41,560

Earnings per share:
Basic	$0.13	$0.10
Diluted	$0.13	$0.10

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended
	April 4, 2015	March 29, 2014
Net income	$52,636	$41,560
Other comprehensive income (loss), net of tax of ($3,840) and $807, respectively	4,843	(781)
Comprehensive income	$57,479	$40,779

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	April 4, 2015	January 3, 2015
Assets
Cash and cash equivalents	$277,067	$239,855
Trade accounts receivable, net	713,113	672,048
Inventories	1,692,712	1,537,200
Deferred tax assets	211,477	215,065
Other current assets	126,319	101,064
Total current assets	3,020,688	2,765,232

Property, net	662,809	674,379
Trademarks and other identifiable intangibles, net	650,614	691,201
Goodwill	712,410	723,120
Deferred tax assets	293,116	294,347
Other noncurrent assets	68,289	73,502
Total assets	$5,407,926	$5,221,781

Liabilities and Stockholders’ Equity
Accounts payable	$613,261	$621,220
Accrued liabilities	459,670	495,627
Notes payable	116,742	144,438
Accounts Receivable Securitization Facility	199,609	210,963
Current portion of long-term debt	11,464	14,354
Total current liabilities	1,400,746	1,486,602
Long-term debt	1,973,876	1,613,997
Pension and postretirement benefits	365,503	472,003
Other noncurrent liabilities	264,572	262,407
Total liabilities	4,004,697	3,835,009

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 401,444,293 and 400,789,120, respectively	4,014	4,008
Additional paid-in capital	290,651	290,926
Retained earnings	1,476,310	1,464,427
Accumulated other comprehensive loss	(367,746)	(372,589)
Total stockholders’ equity	1,403,229	1,386,772
Total liabilities and stockholders’ equity	$5,407,926	$5,221,781

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Quarter Ended
	April 4, 2015	March 29, 2014
Operating activities:
Net income	$52,636	$41,560
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	24,573	23,059
Amortization of debt issuance costs	1,690	1,426
Stock compensation expense	4,152	3,322
Deferred taxes and other	1,446	(2,134)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	(58,024)	(34,449)
Inventories	(180,352)	(120,142)
Other assets	(6,166)	(8,522)
Accounts payable	10,534	27,943
Accrued liabilities and other	(109,834)	5,701
Net cash from operating activities	(259,345)	(62,236)

Investing activities:
Purchases of property, plant and equipment	(36,368)	(12,224)
Proceeds from sales of assets	4,735	55
Net cash from investing activities	(31,633)	(12,169)

Financing activities:
Borrowings on notes payable	43,828	33,494
Repayments on notes payable	(61,137)	(31,016)
Borrowings on Accounts Receivable Securitization Facility	79,039	48,172
Repayments on Accounts Receivable Securitization Facility	(90,393)	(65,083)
Borrowings on Revolving Loan Facility	1,327,500	1,118,000
Repayments on Revolving Loan Facility	(921,000)	(965,000)
Repayments on Euro Term Loan Facility	(974)	—
Cash dividends paid	(40,083)	(29,850)
Taxes paid related to net shares settlement of equity awards	(17,982)	(4,631)
Excess tax benefit from stock-based compensation	12,833	5,602
Other	2,123	503
Net cash from financing activities	333,754	110,191
Effect of changes in foreign exchange rates on cash	(5,564)	(513)
Change in cash and cash equivalents	37,212	35,273
Cash and cash equivalents at beginning of year	239,855	115,863
Cash and cash equivalents at end of period	$277,067	$151,136

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial condition and cash flows of Hanesbrands Inc., a Maryland corporation, and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. A subsidiary of the Company closes one week earlier than the Company’s consolidated quarter end. The difference in reporting one week of financial information for this subsidiary did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Certain prior year amounts in the notes to condensed consolidated financial statements, none of which are material, have been reclassified to conform with the current year presentation. These reclassifications had no impact on the Company’s results of operations.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

(2)	Recent Accounting Pronouncements
Discontinued Operations
In April 2014, the FASB issued new accounting rules related to updating the criteria for reporting discontinued operations and enhancing related disclosures requirements. The new rules were effective for the Company in the first quarter of 2015. The new accounting rules did not have an impact on the Company’s financial condition, results of operations or cash flows.
Revenue from Contracts with Customers
In May 2014, the FASB issued new accounting rules related to revenue recognition for contracts with customers requiring revenue recognition based on the transfer of promised goods or services to customers in an amount that reflects consideration the Company expects to be entitled to in exchange for goods or services. The new rules supercede prior revenue recognition requirements and most industry-specific accounting guidance. The new rules will be effective for the Company in the first quarter of 2017 with retrospective application required. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations or cash flows.
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
Debt Issuance Costs
In April 2015, the FASB issued new accounting rules, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new rules will be effective for the Company in the first quarter of 2016. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(3)	Acquisition
In August 2014, MFB International Holdings S.à r.l. (“MF Lux”), a wholly owned subsidiary of the Company, acquired DBA Lux Holding S.A. (“Innerwear Europe”) from SLB Brands Holdings, Ltd and certain individual Innerwear Europe shareholders in an all-cash transaction equal to €400,000 enterprise value less net debt and working capital adjustments as defined in the purchase agreement. Total purchase price was €297,031 (approximately $391,861 based on acquisition date exchange rates). The acquisition was financed through a combination of cash on hand and third party-borrowings.
Innerwear Europe is a leading marketer of intimate apparel, hosiery and underwear in Europe with a portfolio of strong brands including DIM, Nur Die/Nur Der and Lovable. The Company believes the acquisition will create growth and cost savings opportunities and increased scale to serve retailers. Innerwear Europe utilizes a mix of self-owned manufacturing and third-party manufacturers. Factors that contribute to the amount of goodwill recognized for the acquisition include the value of the existing work force and cost savings by utilizing the Company’s low-cost supply chain and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.
The allocation of purchase price is preliminary and subject to change. For the quarter ended April 4, 2015, the Company has not recorded any purchase price adjustments. The primary areas of the purchase price that are not yet finalized are related to certain income taxes, working capital adjustments as defined in the purchase agreement and residual goodwill. Accordingly, adjustments will be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

(4)	Earnings Per Share
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. On March 3, 2015, the Company implemented a four-for-one stock split on the Company’s common stock in the form of a 300% stock dividend. All references to the number of shares outstanding, per share amounts and share options data of the Company’s common shares have been restated to reflect the effect of the split for all periods presented.
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended
	April 4, 2015	March 29, 2014
Basic weighted average shares outstanding	403,578	401,564
Effect of potentially dilutive securities:
Stock options	3,166	4,840
Restricted stock units	1,498	1,472
Employee stock purchase plan and other	18	—
Diluted weighted average shares outstanding	408,260	407,876
For the quarters ended April 4, 2015 and March 29, 2014, there were no options or restricted stock units excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

(5)	Inventories
Inventories consisted of the following:

	April 4, 2015	January 3, 2015
Raw materials	$172,480	$155,073
Work in process	176,020	164,686
Finished goods	1,344,212	1,217,441
	$1,692,712	$1,537,200

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(6)	Debt
Debt consisted of the following:

	Interest Rate as of April 4, 2015	Principal Amount		Maturity Date
		April 4, 2015	January 3, 2015
Senior Secured Credit Facility:
Revolving Loan Facility	1.83%	$583,000	$176,500	July 2018
Euro Term Loan	3.50%	387,770	436,953	August 2021
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
Accounts Receivable Securitization Facility	1.07%	199,609	210,963	March 2016
Other International Debt	Various	14,570	14,898	Various
		2,184,949	1,839,314
Less current maturities		211,073	225,317
		$1,973,876	$1,613,997
As of April 4, 2015, the Company had $500,151 of borrowing availability under the $1,100,000 revolving credit facility (the “Revolving Loan Facility”) under its senior secured credit facility (the “Senior Secured Credit Facility”) after taking into account outstanding borrowings and $16,849 of standby and trade letters of credit issued and outstanding under this facility.
The Other International Debt outstanding as of April 4, 2015 consists of mortgage loans and term loans collateralized by fixed assets. These loans have maturity dates ranging from May 2015 to May 2018, and bear interest primarily based on EURIBOR rates ranging from 1.22% to 6.25% as of April 4, 2015.
In March 2015, the Company amended the accounts receivable securitization facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment primarily extended the termination date to March 2016.
As of April 4, 2015, the Company was in compliance with all financial covenants under its credit facilities.

(7)	Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Foreign Exchange Contracts	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at January 3, 2015	$(34,099)	$4,834	$(564,831)	$221,507	$(372,589)
Amounts reclassified from accumulated other comprehensive loss	—	(835)	2,770	(693)	1,242
Current-period other comprehensive income (loss) activity	(1,255)	11,185	(3,182)	(3,147)	3,601
Balance at April 4, 2015	$(35,354)	$15,184	$(565,243)	$217,667	$(367,746)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarter Ended
		April 4, 2015	March 29, 2014
Gain on foreign exchange contracts	Cost of sales	$835	$675
	Income tax	(507)	(269)
	Net of tax	328	406

Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	(2,770)	(2,601)
	Income tax	1,200	1,020
	Net of tax	(1,570)	(1,581)

Total reclassifications		$(1,242)	$(1,175)

(8)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of April 4, 2015, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio was $205,218 and $9,608, respectively, primarily consisting of contracts hedging exposures to the Euro, Canadian dollar, Brazilian real and Australian dollar.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		April 4, 2015	January 3, 2015
Hedges	Other current assets	$10,199	$3,447
Non-hedges	Other current assets	3,830	2,960
Total derivative assets		14,029	6,407

Hedges	Accrued liabilities	(235)	—
Non-hedges	Accrued liabilities	(613)	(109)
Total derivative liabilities		(848)	(109)

Net derivative asset		$13,181	$6,298
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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $15,660.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain Recognized in AOCI (Effective Portion)
	Quarter Ended
	April 4, 2015	March 29, 2014
Foreign exchange contracts	$11,185	$142

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)
		Quarter Ended
		April 4, 2015	March 29, 2014
Foreign exchange contracts	Cost of sales	$835	$675
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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income
		Quarter Ended
		April 4, 2015	March 29, 2014
Foreign exchange contracts	Selling, general and administrative expenses	$3,470	$(50)

(9)	Fair Value of Assets and Liabilities
As of April 4, 2015, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates and deferred compensation plan liabilities. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and are categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.
There were no changes during the quarter ended April 4, 2015 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended April 4, 2015. As of and during the quarter ended April 4, 2015, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of April 4, 2015
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$14,029	$—
Foreign exchange derivative contracts	—	(848)	—
	—	13,181	—

Deferred compensation plan liability	—	(32,871)	—

Total	$—	$(19,690)	$—

	Assets (Liabilities) at Fair Value as of January 3, 2015
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$6,407	$—
Foreign exchange derivative contracts	—	(109)	—
	—	6,298	—

Deferred compensation plan liability	—	(28,289)	—

Total	$—	$(21,991)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of April 4, 2015 and January 3, 2015. The carrying amount of trade accounts receivable includes allowance for doubtful accounts, chargebacks and other deductions of $21,008 and $16,856 as of April 4, 2015 and January 3, 2015, respectively. The fair value of debt, which is classified as a Level 2 liability, was $2,254,411 and $1,893,514 as of April 4, 2015 and January 3, 2015, respectively. Debt had a carrying value of $2,184,949 and $1,839,314 as of April 4, 2015 and January 3, 2015, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of April 4, 2015 and January 3, 2015, primarily due to the short-term nature of these instruments.

(10)	Subsequent Events
On April 6, 2015, the Company completed the acquisition of Knights Holdco, Inc. (“Knights”), a leading seller of licensed collegiate logo apparel in the mass retail channel, from Merit Capital Partners in an all cash transaction valued at approximately $200,000 on an enterprise value basis. The Company funded the acquisition with cash on hand and short-term borrowings under its Revolving Loan Facility.
On April 29, 2015, the Company refinanced its Senior Secured Credit Facility to, among other things, extend the maturity date of the Revolving Loan Facility to April 2020, re-price the Revolving Loan Facility at favorable rates and add an additional $850,000 in term loan borrowings. The Company incurred $9,500 in fees related to this refinancing. After the refinancing, the

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Company’s domestic debt was comprised of a $1,000,000 revolving credit facility, a $425,000 Term Loan A and an additional $425,000 Term Loan B.

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
The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 3, 2015. The Company decided in the first quarter of 2015 to revise the manner which the Company allocates certain selling, general and administrative expenses. Certain prior-year segment operating profit disclosures have been revised to conform to the current-year presentation.

	Quarter Ended
	April 4, 2015	March 29, 2014
Net sales:
Innerwear	$546,174	$571,154
Activewear	298,096	294,504
Direct to Consumer	81,501	83,714
International	283,150	109,998
Total net sales	$1,208,921	$1,059,370

	Quarter Ended
	April 4, 2015	March 29, 2014
Segment operating profit:
Innerwear	$110,777	$98,005
Activewear	32,751	33,745
Direct to Consumer	(2,278)	(1,326)
International	22,116	8,186
Total segment operating profit	163,366	138,610
Items not included in segment operating profit:
General corporate expenses	(25,412)	(20,289)
Acquisition, integration and other action related charges	(43,228)	(42,637)
Amortization of intangibles	(4,795)	(3,896)
Total operating profit	89,931	71,788
Other expenses	(382)	(435)
Interest expense, net	(26,887)	(21,818)
Income before income tax expense	$62,662	$49,535
For the quarter ended April 4, 2015, the Company incurred acquisition, integration and other action related charges of $43,228, of which $14,068 is reported in the “Cost of sales” line and $29,160 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended March 29, 2014, the Company incurred acquisition, integration and other action related charges of $42,637, of which $14,827 is reported in the

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

“Cost of sales” line and $27,810 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
(12)    Consolidating Financial Information
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

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended April 4, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$951,090	$153,174	$792,012	$(687,355)	$1,208,921
Cost of sales	772,889	74,310	600,410	(684,919)	762,690
Gross profit	178,201	78,864	191,602	(2,436)	446,231
Selling, general and administrative expenses	224,682	52,864	80,454	(1,700)	356,300
Operating profit	(46,481)	26,000	111,148	(736)	89,931
Equity in earnings of subsidiaries	131,166	108,170	—	(239,336)	—
Other expenses	382	—	—	—	382
Interest expense, net	19,123	(4)	7,782	(14)	26,887
Income before income tax expense	65,180	134,174	103,366	(240,058)	62,662
Income tax expense	12,544	(11,090)	8,572	—	10,026
Net income	$52,636	$145,264	$94,794	$(240,058)	$52,636

Comprehensive income	$57,479	$145,264	$90,404	$(235,668)	$57,479

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended March 29, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$892,330	$219,950	$560,186	$(613,096)	$1,059,370
Cost of sales	721,146	133,481	430,550	(582,584)	702,593
Gross profit	171,184	86,469	129,636	(30,512)	356,777
Selling, general and administrative expenses	190,705	70,023	26,479	(2,218)	284,989
Operating profit	(19,521)	16,446	103,157	(28,294)	71,788
Equity in earnings of subsidiaries	85,065	74,860	—	(159,925)	—
Other expenses	435	—	—	—	435
Interest expense, net	17,884	1,986	2,056	(108)	21,818
Income before income tax expense	47,225	89,320	101,101	(188,111)	49,535
Income tax expense	5,665	(2,314)	4,624	—	7,975
Net income	$41,560	$91,634	$96,477	$(188,111)	$41,560

Comprehensive income	$40,779	$91,634	$94,212	$(185,846)	$40,779

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet April 4, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$4,243	$12,111	$260,713	$—	$277,067
Trade accounts receivable, net	100,560	39,309	573,964	(720)	713,113
Inventories	1,113,536	144,556	583,349	(148,729)	1,692,712
Deferred tax assets	197,291	3,515	10,671	—	211,477
Other current assets	56,074	9,262	60,983	—	126,319
Total current assets	1,471,704	208,753	1,489,680	(149,449)	3,020,688
Property, net	90,461	40,503	531,845	—	662,809
Trademarks and other identifiable intangibles, net	4,249	77,949	568,416	—	650,614
Goodwill	232,882	124,247	355,281	—	712,410
Investments in subsidiaries	3,878,036	1,940,944	—	(5,818,980)	—
Deferred tax assets	202,820	74,703	15,593	—	293,116
Receivables from related entities	4,794,908	4,587,194	2,169,608	(11,551,710)	—
Other noncurrent assets	52,430	426	15,433	—	68,289
Total assets	$10,727,490	$7,054,719	$5,145,856	$(17,520,139)	$5,407,926

Liabilities and Stockholders’ Equity
Accounts payable	$345,709	$22,995	$244,557	$—	$613,261
Accrued liabilities	211,107	37,452	211,467	(356)	459,670
Notes payable	—	—	116,742	—	116,742
Accounts Receivable Securitization Facility	—	—	199,609	—	199,609
Current portion of long-term debt	—	—	11,464	—	11,464
Total current liabilities	556,816	60,447	783,839	(356)	1,400,746
Long-term debt	1,583,000	—	390,876	—	1,973,876
Pension and postretirement benefits	301,064	—	64,439	—	365,503
Payables to related entities	6,742,128	3,371,383	1,438,199	(11,551,710)	—
Other noncurrent liabilities	141,253	12,480	111,642	(803)	264,572
Total liabilities	9,324,261	3,444,310	2,788,995	(11,552,869)	4,004,697
Stockholders’ equity	1,403,229	3,610,409	2,356,861	(5,967,270)	1,403,229
Total liabilities and stockholders’ equity	$10,727,490	$7,054,719	$5,145,856	$(17,520,139)	$5,407,926

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows Three Months Ended April 4, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$(115,241)	$68,660	$(391,119)	$178,355	$(259,345)
Investing activities:
Purchases of property, plant and equipment	(8,864)	(3,796)	(23,708)	—	(36,368)
Proceeds from sales of assets	—	4,322	413	—	4,735
Net cash from investing activities	(8,864)	526	(23,295)	—	(31,633)
Financing activities:
Borrowings on notes payable	—	—	43,828	—	43,828
Repayments on notes payable	—	—	(61,137)	—	(61,137)
Borrowings on Accounts Receivable Securitization Facility	—	—	79,039	—	79,039
Repayments on Accounts Receivable Securitization Facility	—	—	(90,393)	—	(90,393)
Borrowings on Revolving Loan Facility	1,327,500	—	—	—	1,327,500
Repayments on Revolving Loan Facility	(921,000)	—	—	—	(921,000)
Repayments on Euro Term Loan Facility	—	—	(974)	—	(974)
Cash dividends paid	(40,083)	—	—	—	(40,083)
Taxes paid related to net shares settlement of equity awards	(17,982)	—	—	—	(17,982)
Excess tax benefit from stock-based compensation	12,833	—	—	—	12,833
Other	1,183	—	946	(6)	2,123
Net transactions with related entities	(245,013)	(67,871)	491,233	(178,349)	—
Net cash from financing activities	117,438	(67,871)	462,542	(178,355)	333,754
Effect of changes in foreign exchange rates on cash	—	—	(5,564)	—	(5,564)
Change in cash and cash equivalents	(6,667)	1,315	42,564	—	37,212
Cash and cash equivalents at beginning of year	10,910	10,796	218,149	—	239,855
Cash and cash equivalents at end of period	$4,243	$12,111	$260,713	$—	$277,067

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flow Three Months Ended March 29, 2014
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
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended January 3, 2015, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended January 3, 2015.
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
Our operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. A subsidiary of ours closes one week earlier than the consolidated quarter end. The difference in reporting one week of financial information for this subsidiary did not have a material impact on our financial condition, results of operations or cash flows. In the first quarter of 2015, we revised the manner in which we allocate certain selling, general and administrative expenses. Certain prior-year segment operating profit disclosures have been revised to conform to the current-year presentation.
Highlights from the First Quarter Ended April 4, 2015
Key financial highlights during the quarter are as follows:

•	Total net sales in the first quarter of 2015 were $1.2 billion, compared with $1.1 billion in the same period of 2014, representing a 14% increase.

•
Operating profit increased 25% to $90 million in the first quarter of 2015, compared with $72 million in the same period of 2014. As a percentage of sales, operating profit was 7.4% in the first quarter of 2015 compared to 6.8% in the same period of 2014. Included within operating profit for the first quarter of 2015 and 2014 were acquisition, integration and other action related charges of $43 million.

•
On March 3, 2015, we effected a four-for-one stock split in the form of a stock dividend to stockholders of record as of the close of business on February 9, 2015. All references to the number of common shares outstanding, per share amounts and share options data have been restated to reflect the effect of the split for all periods presented.

•	Diluted earnings per share increased 30% to $0.13 in the first quarter of 2015, compared with diluted earnings per share of $0.10 in the same period of 2014.

•
We acquired DBA Lux Holding S.A. (“Innerwear Europe”) on August 29, 2014. The total purchase price paid at closing was €297 million (approximately $392 million based on acquisition date exchange rates). Since the acquisition date, we have paid an additional $7 million in purchase price, primarily related to working capital adjustments. The acquisition was financed through a combination of cash on hand and third party borrowings. We believe the acquisition will create growth and cost savings opportunities and increased scale to serve retailers. The operating results of Innerwear Europe from the date of acquisition are included in the International segment.

•
Subsequent to quarter end, on April 6, 2015, we completed the acquisition of Knights Holdco Inc. (“Knights”), a leading seller of licensed collegiate logo apparel in the mass retail channel, from Merit Capital Partners, in an all cash transaction valued at approximately $200 million on an enterprise value basis. We funded the acquisition with cash on hand and short-term borrowings. We believe the acquisition will create growth and cost savings opportunities and increased scale to serve retailers.

Outlook
We expect our 2015 full year sales to be between $5.9 billion and $5.95 billion.
Interest expense and other expenses are expected to be approximately $95 million to $100 million, including approximately $5 million from higher debt balances associated with the Knights acquisition.
We estimate our full year effective income tax rate to be approximately 13% with slightly higher rates in the first half of the year.
We expect cash flow from operations to be $550 million to $600 million, which reflects approximately $100 million in pension contributions. Net capital expenditures are expected to be approximately $80 million to $85 million and dividend payments are expected to be roughly $160 million.
Our current estimate for pretax charges in 2015 for acquisition, integration and other actions is approximately $200 million or more. We currently expect these charges related to Maidenform to be completed by the end of the third quarter of 2015. Foundational charges are expected to be completed by the end of 2015.
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

Condensed Consolidated Results of Operations — First Quarter Ended April 4, 2015 Compared with First Quarter Ended March 29, 2014

	Quarter Ended
	April 4, 2015	March 29, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,208,921	$1,059,370	$149,551	14.1%
Cost of sales	762,690	702,593	60,097	8.6
Gross profit	446,231	356,777	89,454	25.1
Selling, general and administrative expenses	356,300	284,989	71,311	25.0
Operating profit	89,931	71,788	18,143	25.3
Other expenses	382	435	(53)	(12.2)
Interest expense, net	26,887	21,818	5,069	23.2
Income before income tax expense	62,662	49,535	13,127	26.5
Income tax expense	10,026	7,975	2,051	25.7
Net income	$52,636	$41,560	$11,076	26.7%
Net Sales
Net sales increased 14% during the first quarter of 2015 primarily due to the following:

•	Acquisition of Innerwear Europe in August 2014, which added an incremental $184 million of net sales in 2015;

•	Higher net sales in our Activewear segment due to higher sales volume and net space gains at retailers.
Offset by:
•Lower sales in our Innerwear segment due to lower sales volume;

•	Unfavorable foreign currency exchange rates. Excluding this impact, consolidated net sales and International segment net sales increased 15% and 170%, respectively.
Gross Profit
Our gross profit was higher for the first quarter of 2015 as compared to the same period of 2014. The increase in gross profit was attributable to supply chain efficiencies and our Innovate-to-Elevate strategy, which combines our brand power, our innovation platforms and our low cost supply chain to drive margin expansion by increasing our price per unit and reducing our cost per unit. Included with gross profit in the first quarter of 2015 and the first quarter of 2014 are charges of approximately $14 million and $15 million, respectively, related to acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 29.5% in the first quarter of 2015 compared to 26.9% in the same period of 2014. The higher selling, general and administrative expenses were attributable to higher planned marketing and media related spending and higher distribution costs in the first quarter of 2015 compared to the same period of 2014. Included with selling, general and administrative expenses in the first quarter of 2015 and the first quarter of 2014 are charges of approximately $29 million and $28 million, respectively, related to acquisition, integration and other action related costs.
Other Highlights
Interest Expense – higher by $5 million in the first quarter of 2015 compared to the first quarter of 2014 primarily due to higher debt balances related to the acquisition of Innerwear Europe. Our weighted average interest rate on our outstanding debt was 4.04% during the first quarter of 2015, compared to 4.12% in the first quarter of 2014.
Income Tax Expense – our effective income tax rate remained consistent at 16% for the first quarter of 2015 and the first quarter of 2014.

Operating Results by Business Segment — First Quarter Ended April 4, 2015 Compared with First Quarter Ended March 29, 2014

	Net Sales		Operating Profit
	Quarter Ended		Quarter Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
	(dollars in thousands)
Innerwear	$546,174	$571,154	$110,777	$98,005
Activewear	298,096	294,504	32,751	33,745
Direct to Consumer	81,501	83,714	(2,278)	(1,326)
International	283,150	109,998	22,116	8,186
Corporate	—	—	(73,435)	(66,822)
Total	$1,208,921	$1,059,370	$89,931	$71,788
Innerwear

	Quarter Ended
	April 4, 2015	March 29, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$546,174	$571,154	$(24,980)	(4.4)%
Segment operating profit	110,777	98,005	12,772	13.0
The lower net sales in our Innerwear segment primarily resulted from the following:

•	Lower sales in our basics product category primarily due to retail inventory reductions;

•	Lower sales in the intimates and hosiery product categories as a result of lower sales volume, partially offset by higher product pricing.
Supply chain efficiencies primarily driven by synergies gained from our Maidenform acquisition and our Innovate-to-Elevate strategy continue to positively impact our Innerwear segment margins as we are able to increase our price per unit with product innovations and reduce our cost per unit. Offsetting the improvement were higher distribution costs.
Activewear

	Quarter Ended
	April 4, 2015	March 29, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$298,096	$294,504	$3,592	1.2%
Segment operating profit	32,751	33,745	(994)	(2.9)
Activewear sales increased due to the following:

•	Higher sales in our Gear for Sports licensed apparel, primarily due to net space gains and higher sales volume;

•	Higher sales for our Hanes branded product in branded printwear, primarily as a result of higher sales volume and new program channels.
Offset by:
•Lower sales in our Champion branded product in our retail channel, resulted from later timing of space gains and the loss of a seasonal program.
Our Innovate-to-Elevate strategy continues to positively impact our Activewear segment margins as we are able to increase our price per unit with product innovations and reduce our cost per unit. Offsetting these benefits were higher distribution costs and unfavorable product mix.

Direct to Consumer

	Quarter Ended
	April 4, 2015	March 29, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$81,501	$83,714	$(2,213)	(2.6)%
Segment operating profit	(2,278)	(1,326)	(952)	(71.8)
Direct to Consumer segment net sales were lower due to lower sales volume. Comparable store sales were 4% lower in the first quarter of 2015 compared to the same period of 2014 resulting from the soft retail environment.
Direct to Consumer segment operating margin decreased primarily due to higher distribution costs and lower sales volume.
International

	Quarter Ended
	April 4, 2015	March 29, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$283,150	$109,998	$173,152	157.4%
Segment operating profit	22,116	8,186	13,930	170.2
Sales in the International segment were higher as a result of the following:

•	Incremental sales of Innerwear Europe products as a result of the acquisition on August 29, 2014;

•	Higher sales in Asia due to higher sales volume and net space gains.
Offset by:

•	12 percentage point unfavorable impact of foreign currency exchange rates.
International segment operating margin increased primarily due to higher sales volume, partially offset by foreign currency exchange rates.
Corporate
Corporate expenses were comprised primarily of certain administrative costs and acquisition, integration and other action related charges totaling $43 million in the first quarter of 2015 and 2014. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, infrastructure (including information technology), and similar charges. Foundational costs are expenses associated with building infrastructure to support and integrate current and future acquisitions; primarily consisting of information technology spend. Other costs relate to other items not included in the aforementioned categories such as charges incurred related to the Target exit from Canada in the first quarter of 2015 and its related bankruptcy and other international realignment and configuration activities. These charges include the following:

	Quarters Ended
	April 4, 2015	March 29, 2014
	(dollars in thousands)
Acquisition and integration costs:
Maidenform	$4,267	$24,109
Innerwear Europe	23,005	—
Knights Apparel	1,102	—
Total acquisition and integration costs	28,374	24,109
Foundational costs	6,727	5,000
Other costs	8,127	13,529
	$43,228	$42,638

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
At April 4, 2015, we had $500 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $182 million of borrowing availability under our international loan facilities, $277 million in cash and cash equivalents and no borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. We expect our cash deployment strategy in the future will include a mix of dividends, acquisitions and share repurchases.
Dividends
As part of our cash deployment strategy, in January 2015 our Board of Directors authorized a regular quarterly dividend of $0.10 per share which was paid in March 2015. In April 2015, our Board of Directors authorized a regular quarterly dividend of $0.10 per share to be paid June 11, 2015 to stockholders of record at the close of business on May 21, 2015.
In addition, on March 3, 2015, we implemented a four-for-one stock split on our common stock in the form of a 300% stock dividend to stockholders of record at the close of business on February 9, 2015.
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
There have been no significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended January 3, 2015.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the quarter ended April 4, 2015 and March 29, 2014 was derived from our condensed consolidated financial statements.

	Quarter Ended
	April 4, 2015	March 29, 2014
	(dollars in thousands)
Operating activities	$(259,345)	$(62,236)
Investing activities	(31,633)	(12,169)
Financing activities	333,754	110,191
Effect of changes in foreign currency exchange rates on cash	(5,564)	(513)
Change in cash and cash equivalents	37,212	35,273
Cash and cash equivalents at beginning of year	239,855	115,863
Cash and cash equivalents at end of period	$277,067	$151,136
Operating Activities
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income, as well as changes in our working capital. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to prior year, the lower net cash from operating activities is due to changes in working capital, specifically related to inventory, accounts receivable, accounts payable and accrued liabilities, and a $100 million voluntary contribution to our pension plan.

Investing Activities
The lower net cash from investing activities resulted primarily from the Innerwear Europe acquisition.
Financing Activities
The higher net cash from financing activities was primarily the result of higher net borrowings on our loan facilities, specifically due to new borrowings under the Senior Secured Credit Facility related to the Innerwear Europe acquisition.
Financing Arrangements
In March 2015, we amended the accounts receivable securitization facility that we entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment primarily extended the termination date to March 2016.
As of April 4, 2015, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2015 or other SEC filings could cause noncompliance.
On April 29, 2015, we refinanced our Senior Secured Credit Facility to, among other things, extend the maturity date of the Revolving Loan Facility to April 2020, re-price the Revolving Loan Facility at favorable rates and add an additional $850 million in term loan borrowings. After the refinancing, our domestic debt was comprised of a $1 billion revolving credit facility, a $425 million Term Loan A and an additional $425 million Term Loan B. We incurred $9.5 million in fees related to this refinancing. A portion of the proceeds will be used as financing for the Knights acquisition with the balance to be used for working capital and other corporate purposes.
There have been no other significant changes in the financing arrangements from those described in our Annual Report on Form 10-K for the year ended January 3, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” to our financial statements included in our Annual Report on Form 10-K for the year ended January 3, 2015.
The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 3, 2015. There have been no material changes in these policies from those described in our Annual Report on Form 10-K for the year ended January 3, 2015.
Recently Issued Accounting Pronouncements
Discontinued Operations
In April 2014, the FASB issued new accounting rules related to updating the criteria for reporting discontinued operations and enhancing related disclosures requirements. The new rules were effective for us in the first quarter of 2015. We do not expect the adoption of the new accounting rules to have a material impact on our financial condition, results of operations or cash flows.

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
Debt Issuance Costs
In April 2015, the FASB issued new accounting rules, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new rules will be effective for us in the first quarter of 2016. We do not expect the adoption of the new accounting rules to have a material impact on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended January 3, 2015.

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
We review and, where applicable, update our risk factors each quarter. The risk factor set forth below is in addition to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.

As of January 3, 2015, we had approximately 59,500 employees, approximately 87% of whom were located outside the United States. Although only approximately 40 employees in the United States are covered by collective bargaining agreements, a significant portion of our employees based in foreign countries are represented by works councils or unions or subject to trade-sponsored or governmental agreements.  Although we believe our relations with our employees are generally good and we have experienced no material strikes or work stoppages recently, we cannot assure you that any of our facilities will not experience a work stoppage or other labor disruption.  Any work stoppage or other labor disruption involving our employees could have a material adverse effect on our business, financial condition or results of operations by disrupting our ability to manufacture and distribute our products.

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
Date: May 1, 2015

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

3.3
Articles of Amendment to Articles of Amendment and Restatement of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on From 8-K filed with the Securities and Exchange Commission on January 28, 2015).

3.4
Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008).

4.1
First Amendment to the Rights Agreement dated March 26, 2015 between Hanesbrands Inc. and Computershare Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2015).

4.2	Fourteenth Supplemental Indenture (to the 2008 Indenture) dated April 6, 2015 among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc. and Branch Banking and Trust Company.

31.1	Certification of Richard A. Noll, Chief Executive Officer.

31.2	Certification of Richard D. Moss, Chief Financial Officer.

32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.

32.2	Section 1350 Certification of Richard D. Moss, Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

E-1