Form 10-Q
period 2015-07-04
Hanesbrands Inc.
filed 2015-07-31
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2015, there were 402,476,788 shares of the registrant’s common stock outstanding.

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
Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 3, 2015, under the caption “Risk Factors,” as well as on the “Investors” section of our corporate website, www.Hanes.com/investors.
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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$1,522,033	$1,342,052	$2,730,954	$2,401,422
Cost of sales	953,808	837,698	1,716,498	1,540,291
Gross profit	568,225	504,354	1,014,456	861,131
Selling, general and administrative expenses	429,292	297,230	785,592	582,219
Operating profit	138,933	207,124	228,864	278,912
Other expenses	830	660	1,212	1,095
Interest expense, net	29,020	21,119	55,907	42,937
Income before income tax expense	109,083	185,345	171,745	234,880
Income tax expense	14,181	30,767	24,207	38,742
Net income	$94,902	$154,578	$147,538	$196,138

Earnings per share:
Basic	$0.23	$0.38	$0.37	$0.49
Diluted	$0.23	$0.38	$0.36	$0.48

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$94,902	$154,578	$147,538	$196,138
Other comprehensive income (loss), net of tax of $106, ($481), ($3,734) and ($1,288), respectively	(506)	3,968	4,337	3,187
Comprehensive income	$94,396	$158,546	$151,875	$199,325

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	July 4, 2015	January 3, 2015
Assets
Cash and cash equivalents	$315,354	$239,855
Trade accounts receivable, net	835,299	672,048
Inventories	1,766,761	1,537,200
Deferred tax assets	214,468	215,065
Other current assets	164,440	101,064
Total current assets	3,296,322	2,765,232

Property, net	658,789	674,379
Trademarks and other identifiable intangibles, net	713,783	691,201
Goodwill	835,027	723,120
Deferred tax assets	291,073	294,347
Other noncurrent assets	77,387	73,502
Total assets	$5,872,381	$5,221,781

Liabilities and Stockholders’ Equity
Accounts payable	$661,369	$621,220
Accrued liabilities	472,938	495,627
Notes payable	112,818	144,438
Accounts Receivable Securitization Facility	232,134	210,963
Current portion of long-term debt	34,431	14,354
Total current liabilities	1,513,690	1,486,602
Long-term debt	2,217,760	1,613,997
Pension and postretirement benefits	364,433	472,003
Other noncurrent liabilities	324,726	262,407
Total liabilities	4,420,609	3,835,009

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 402,476,510 and 400,789,120, respectively	4,025	4,008
Additional paid-in capital	285,504	290,926
Retained earnings	1,530,495	1,464,427
Accumulated other comprehensive loss	(368,252)	(372,589)
Total stockholders’ equity	1,451,772	1,386,772
Total liabilities and stockholders’ equity	$5,872,381	$5,221,781

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six Months Ended
	July 4, 2015	June 28, 2014
Operating activities:
Net income	$147,538	$196,138
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	50,807	46,040
Amortization of debt issuance costs	3,412	2,853
Stock compensation expense	6,460	8,554
Deferred taxes and other	(6,021)	(4,611)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	(164,334)	(200,973)
Inventories	(228,738)	(117,576)
Other assets	(26,925)	6,560
Accounts payable	56,241	93,954
Accrued liabilities and other	(71,508)	(26,001)
Net cash from operating activities	(233,068)	4,938

Investing activities:
Purchases of property, plant and equipment	(56,238)	(24,585)
Proceeds from sales of assets	5,145	4,918
Acquisition of business, net of cash acquired	(193,461)	—
Net cash from investing activities	(244,554)	(19,667)

Financing activities:
Borrowings on notes payable	177,730	66,737
Repayments on notes payable	(200,706)	(61,957)
Borrowings on Accounts Receivable Securitization Facility	134,339	115,609
Repayments on Accounts Receivable Securitization Facility	(113,168)	(72,399)
Borrowings on Revolving Loan Facility	2,794,000	1,782,500
Repayments on Revolving Loan Facility	(2,970,500)	(1,726,500)
Repayments on Euro Term Loan Facility	(2,004)	—
Borrowings on Term Loan A Facility	425,000	—
Repayments on Term Loan A Facility	(5,313)	—
Borrowings on Term Loan B Facility	425,000	—
Repayments on Term Loan B Facility	(1,063)	—
Cash dividends paid	(81,470)	(59,731)
Taxes paid related to net shares settlement of equity awards	(47,432)	(10,342)
Excess tax benefit from stock-based compensation	34,127	7,895
Debt issuance costs and other	(11,839)	806
Net cash from financing activities	556,701	42,618
Effect of changes in foreign exchange rates on cash	(3,580)	(135)
Change in cash and cash equivalents	75,499	27,754
Cash and cash equivalents at beginning of year	239,855	115,863
Cash and cash equivalents at end of period	$315,354	$143,617

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
Revenue from Contracts with Customers
In July 2015, the FASB decided to delay effective dates for the new accounting rules related to revenue recognition for contracts with customers by one year. The new standard will be effective for the Company in the first quarter of 2018 with retrospective application required. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations and cash flows.
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
Knights Apparel
On April 6, 2015, the Company completed the acquisition of Knights Holdco, Inc. (“Knights Apparel”), a leading seller of licensed collegiate logo apparel in the mass retail channel, from Merit Capital Partners in an all cash transaction valued at approximately $193,520 on an enterprise value basis. The Company funded the acquisition with cash on hand and short-term borrowings under its Revolving Loan Facility.
The Knights Apparel and Pro Edge trademarks and brand names, which management believes to have indefinite lives, have been valued at $12,000. Amortizable intangible assets have been assigned values of $31,200 for license agreements, $14,500 for distribution networks, and $2,250 for non-compete agreements. License agreements are being amortized over 14 years. Distributor relationships are being amortized over 12 years. Non-compete agreements are being amortized over one year.
Knights Apparel contributed net revenues of $37,100 and $5,031 of pretax earnings since the date of acquisition. The results of Knights Apparel have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the Activewear segment.
Factors that contribute to the amount of goodwill recognized for the acquisition include the value of the existing work force and cost savings by utilizing the Company’s low-cost supply chain and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.
The allocation of purchase price is preliminary and subject to change. The primary areas of the purchase price that are not yet finalized are related to certain income taxes and residual goodwill. Accordingly, adjustments will be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances, which existed at the valuation date. The acquired assets and assumed liabilities at the date of acquisition (April 6, 2015) include the following:

Cash and cash equivalents	$59
Trade accounts receivable	14,879
Inventories	22,820
Deferred tax assets and other	2,190
Trademarks and other identifiable intangibles	59,950
Total assets acquired	99,898
Accounts payable	3,742
Accrued liabilities and other	3,065
Deferred tax liabilities and other noncurrent liabilities	19,964
Total liabilities assumed	26,771
Net assets acquired	73,127
Goodwill	120,393
Purchase price	$193,520
Unaudited pro forma results of operations for the Company are presented below for quarter-to-date and year-to-date assuming that the 2015 acquisition of Knights Apparel had occurred on December 29, 2013.

	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$1,522,033	$1,371,070	$2,753,111	$2,449,092
Net income	100,206	154,789	150,607	188,126
Earnings per share:
Basic	$0.25	$0.39	$0.37	$0.47
Diluted	0.25	0.38	0.37	0.46

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

DBApparel Acquisition
In August 2014, MFB International Holdings S.à r.l. (“MF Lux”), a wholly owned subsidiary of the Company, acquired DBA Lux Holding S.A. (“Innerwear Europe”) from SLB Brands Holdings, Ltd and certain individual Innerwear Europe shareholders in an all-cash transaction equal to €400,000 enterprise value less net debt and working capital adjustments as defined in the purchase agreement. Total purchase price was €297,031 (approximately $391,861 based on acquisition date exchange rates). The acquisition was financed through a combination of cash on hand and third-party borrowings.
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
The allocation of purchase price is preliminary and subject to change. For the quarter ended July 4, 2015, the Company has not recorded any purchase price adjustments. The primary areas of the purchase price that are not yet finalized are related to certain income taxes and residual goodwill. Accordingly, adjustments will be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

(4)	Earnings Per Share and Dividends
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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Basic weighted average shares outstanding	403,949	401,920	403,819	401,728
Effect of potentially dilutive securities:
Stock options	2,091	4,652	2,150	4,844
Restricted stock units	1,468	1,656	1,399	1,572
Employee stock purchase plan and other	2	—	16	—
Diluted weighted average shares outstanding	407,510	408,228	407,384	408,144
For the quarters and six months ended July 4, 2015 and June 28, 2014, there were no options or restricted stock units excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.
For the quarters ended July 4, 2015 and June 28, 2014, the company declared and paid cash dividends of $0.10 per share. For the six months ended July 4, 2015 and June 28, 2014, the company declared and paid cash dividends of $0.20 per share.

(5)	Inventories
Inventories consisted of the following:

	July 4, 2015	January 3, 2015
Raw materials	$179,215	$155,073
Work in process	188,594	164,686
Finished goods	1,398,952	1,217,441
	$1,766,761	$1,537,200

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(6)	Debt
Debt consisted of the following:

	Interest Rate as of July 4, 2015	Principal Amount		Maturity Date
		July 4, 2015	January 3, 2015
Senior Secured Credit Facility:
Revolving Loan Facility	—%	$—	$176,500	April 2020
Euro Term Loan	3.50%	397,225	436,953	August 2021
Term Loan A	1.65%	419,688	—	April 2020
Term Loan B	3.25%	423,938	—	April 2022
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
Accounts Receivable Securitization Facility	1.08%	232,134	210,963	March 2016
Other International Debt	Various	11,340	14,898	Various
		2,484,325	1,839,314
Less current maturities		266,565	225,317
		$2,217,760	$1,613,997
On April 29, 2015, the Company refinanced its senior secured credit facility (the “Senior Secured Credit Facility”) to extend the maturity date of the revolving loan facility (the “Revolving Loan Facility”) to April 2020 and reduce the maximum borrowing capacity from $1,100,000 to $1,000,000, re-price the Revolving Loan Facility at favorable rates, and add an additional $850,000 in term loan borrowings ($425,000 for a new term loan a facility, the “Term Loan A Facility”, and $425,000 for a new term loan b facility, the “Term Loan B Facility”). The Company incurred $10,900 in fees related to this refinancing.
The Revolving Loan Facility, the Term Loan A Facility and the Term Loan B Facility are guaranteed by substantially all of the Company’s existing and future direct and indirect U.S. subsidiaries, with certain customary or agreed-upon exceptions for certain subsidiaries. The Company and each of the guarantors under the Revolving Loan Facility, the Term Loan A Facility and the Term Loan B Facility have granted the lenders under the Senior Secured Credit Facility a valid and perfected first priority (subject to certain customary exceptions) lien and security interest in (i) the equity interests of substantially all of the Company’s direct and indirect U.S. subsidiaries and 65% of the voting securities of certain first tier foreign subsidiaries; and (ii) substantially all present and future property and assets, real and personal, tangible and intangible, of the Company and each guarantor, except for certain enumerated interests, and all proceeds and products of such property and assets.
All borrowings under the Revolving Loan Facility must be repaid in full upon maturity. Outstanding borrowings under the Revolving Loan Facility may be reborrowed and repaid without penalty.
Outstanding borrowings under the Term Loan A Facility are repayable in equal quarterly installments in the following annual percentages, with the remainder of the outstanding principal to be repaid at maturity: year 1, 5.0%, year 2, 7.5%, years 3 and 4, 10.0% and year 5, 15.0%.
Outstanding borrowings under the Term Loan B Facility are repayable in 0.25% quarterly installments, with the remainder of the outstanding principal to be repaid at maturity. If the Term Loan B Facility is repriced or refinanced on or prior to the twelve month anniversary of its funding and as a result of such repricing or refinancing the effective interest rate of the Term Loan B Facility decreases, the Company shall be required to pay a prepayment fee equal to 1.0% of the aggregate principal amount of the Term Loan B Facility subject to such repricing or refinancing.
The Term Loan A Facility, the Term Loan B Facility and the Company’s euro term loan facility (the “Euro Term Loan” and together with the Term Loan A Facility and the Term Loan B Facility, the “Term Loan Facility”) require the Company and its subsidiary Maidenform Luxembourg (“MF Lux”), as applicable, to prepay any outstanding Term Loans in connection with (i) the incurrence of certain indebtedness and (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of twelve-consecutive months, with customary reinvestment provisions. The New Term Loan B Facility and the Euro Term Loan Facility also require the Company and MFB Lux, as applicable, to prepay any outstanding Term Loans under the New Term Loan B Facility and the Euro Term Loan Facility in connection with excess cash flow, which percentage will be based upon the Company’s leverage ratio during the

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

relevant fiscal period. All such prepayments will be made on a pro rata basis under each of the applicable Term Loan Facilities that are subject to such prepayments.
At the Company’s option, borrowings under the Revolving Loan Facility, the Term Loan A Facility and the Term Loan B Facility may be maintained from time to time as (i) “Base Rate” loans, which bear interest at the highest of (a) 1/2 of 1% in excess of the federal funds rate, (b) the rate publicly announced by JPMorgan Chase Bank as its “prime rate” at its principal office in New York City, in effect from time to time and (c) the “LIBO Rate” (as defined in the Senior Secured Credit Facility and adjusted for maximum reserves) for LIBOR-based loans with a one-month interest period plus 1.0%, in effect from time to time, in each case plus the applicable margin, or (ii) LIBOR-based loans, which bear interest at the LIBO Rate, as determined by reference to the rate for deposits in dollars appearing on the Reuters Screen LIBOR01 or LIBOR02 Page for the respective interest period or other commercially available source designated by the Administrative Agent, in each case plus the applicable margin. The applicable margin for the Revolving Loan Facility and the Term Loan A Facility is based on the Company’s leverage ratio. When the leverage ratio is greater than or equal to 4.00 to 1.00, the applicable margin for LIBO Rate loans is 2.00% and the applicable margin for Base Rate loans is 1.00%. When the leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.25 to 1.00, the applicable margin for LIBO Rate loans is 1.75% and the applicable margin for Base Rate loans is 0.75%. When the leverage ratio is less than 3.25 to 1.00 but greater than or equal to 2.50 to 1.00, the applicable margin for LIBO Rate loans is 1.50% and the applicable margin for Base Rate loans is 0.50%. When the leverage ratio is less than 2.50 to 1.00, the applicable margin for LIBO Rate loans is 1.25% and the applicable margin for Base Rate loans is 0.25%. The applicable margin under the Term Loan B Facility is 2.50% for LIBO Rate loans and 1.50% for Base Rate loans. Borrowings under the Euro Term Loan Facility bear interest at the “EURIBOR Rate” (as defined in the Senior Secured Credit Facility) plus 2.75%.
The Senior Secured Credit Facility requires that the Company maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization), or leverage ratio. The interest coverage ratio covenant requires that the ratio of the Company’s EBITDA for the preceding four fiscal quarters to its consolidated total interest expense for such period shall not be less than 3.00 to 1.00 for any fiscal quarter. The leverage ratio covenant requires that the ratio of the Company’s total debt to its EBITDA for the preceding four fiscal quarters will not be more than 4.00 to 1.00; provided that, following a permitted acquisition in which the consideration is at least $200 million, such maximum leverage ratio covenant shall be increased to 4.50:1.00 for each fiscal quarter ending in the succeeding 12-month period following such permitted acquisition. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest after stated grace period, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended, or “ERISA,” actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the Senior Secured Credit Facility).
As of July 4, 2015, the Company had $981,943 of borrowing availability under the $1,000,000 revolving credit facility under its senior secured credit facility after taking into account outstanding borrowings and $18,057 of standby and trade letters of credit issued and outstanding under this facility.
The Other International Debt outstanding as of July 4, 2015 consists of mortgage loans and term loans collateralized by fixed assets. These loans have maturity dates ranging from December 2015 to May 2018, and bear interest primarily based on EURIBOR rates ranging from 1.485% to 6.25% as of July 4, 2015.
In March 2015, the Company amended the accounts receivable securitization facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment primarily extended the termination date to March 2016.
As of July 4, 2015, the Company was in compliance with all financial covenants under its credit facilities.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(7)	Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Foreign Exchange Contracts	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at January 3, 2015	$(34,099)	$4,834	$(564,831)	$221,507	$(372,589)
Amounts reclassified from accumulated other comprehensive loss	—	(4,658)	4,886	(1,143)	(915)
Current-period other comprehensive income (loss) activity	(628)	11,653	(3,182)	(2,591)	5,252

Balance at July 4, 2015	$(34,727)	$11,829	$(563,127)	$217,773	$(368,252)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Quarters Ended		Six Months Ended
		July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Gain on foreign exchange contracts	Cost of sales	$3,823	$355	$4,658	$1,030
	Income tax	(1,147)	(142)	(1,654)	(411)
	Net of tax	2,676	213	3,004	619
Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	(2,116)	(2,602)	(4,886)	(5,203)
	Income tax	1,597	1,020	2,797	2,040
	Net of tax	(519)	(1,582)	(2,089)	(3,163)

Total reclassifications		$2,157	$(1,369)	$915	$(2,544)

(8)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of July 4, 2015, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio was $279,606 and $423, respectively, primarily consisting of contracts hedging exposures to the Euro, Canadian dollar, Mexican peso and Australian dollar.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		July 4, 2015	January 3, 2015
Hedges	Other current assets	$5,065	$3,447
Non-hedges	Other current assets	2,959	2,960
Total derivative assets		8,024	6,407

Hedges	Accrued liabilities	(510)	—
Non-hedges	Accrued liabilities	(65)	(109)
Total derivative liabilities		(575)	(109)

Net derivative asset		$7,449	$6,298

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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $9,433.
The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income.
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain Recognized in AOCI (Effective Portion)		Amount of Gain Recognized in AOCI (Effective Portion)
	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Foreign exchange contracts	$468	$(997)	$11,653	$(855)

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)		Amount of Gain Reclassified from AOCI into Income (Effective Portion)
		Quarters Ended		Six Months Ended
		July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Foreign exchange contracts	Cost of sales	$3,823	$355	$4,658	$1,030
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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Quarters Ended		Six Months Ended
		July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Foreign exchange contracts	Selling, general and administrative expenses	$(5,046)	$(322)	$(1,576)	$(372)

(9)	Fair Value of Assets and Liabilities
As of July 4, 2015, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates and deferred

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

compensation plan liabilities. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.
There were no changes during the quarter ended July 4, 2015 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended July 4, 2015. As of and during the quarter ended July 4, 2015, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of July 4, 2015
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$8,024	$—
Foreign exchange derivative contracts	—	(575)	—
	—	7,449	—
Deferred compensation plan liability	—	(32,780)	—
Total	$—	$(25,331)	$—

	Assets (Liabilities) at Fair Value as of January 3, 2015
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$6,407	$—
Foreign exchange derivative contracts	—	(109)	—
	—	6,298	—
Deferred compensation plan liability	—	(28,289)	—
Total	$—	$(21,991)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of July 4, 2015 and January 3, 2015. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $29,243 and $16,856 as of July 4, 2015 and January 3, 2015, respectively. The fair value of debt, which is classified as a Level 2 liability, was $2,573,466 and $1,893,514 as of July 4, 2015 and January 3, 2015, respectively. Debt had a carrying value of $2,484,325 and $1,839,314 as of July 4, 2015 and January 3, 2015, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of July 4, 2015 and January 3, 2015, primarily due to the short-term nature of these instruments.

(10)	Income Taxes

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The Company’s effective income tax rate was 13% and 17% for the quarters ended July 4, 2015 and June 28, 2014, respectively. The Company’s effective income tax rate was 14% and 16% for the six months ended July 4, 2015 and June 28, 2014, respectively. The lower effective income tax rate for the quarter ended July 4, 2015 compared to the quarter ended June 28, 2014 was primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries as well as an income tax benefit recognized in the second quarter of 2015 related to the realization of an unrecognized tax benefit resulting from the effective settlement of a position in a foreign jurisdiction. The lower effective income tax rate for the six months ended July 4, 2015 compared to the six months ended June 28, 2014 was primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries.

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

•
Activewear sells basic branded products that are primarily seasonal in nature under the product categories of branded printwear and retail activewear, as well as licensed logo apparel in collegiate bookstores, mass merchant and other channels.

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

	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales:
Innerwear	$777,614	$788,330	$1,323,787	$1,359,484
Activewear	378,157	317,814	676,253	612,318
Direct to Consumer	101,531	104,352	183,032	188,066
International	264,731	131,556	547,882	241,554
Total net sales	$1,522,033	$1,342,052	$2,730,954	$2,401,422

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Segment operating profit:
Innerwear	$196,035	$183,917	$306,812	$281,922
Activewear	61,485	47,459	94,236	81,204
Direct to Consumer	11,954	11,223	9,676	9,897
International	21,004	15,935	43,120	24,121
Total segment operating profit	290,478	258,534	453,844	397,144
Items not included in segment operating profit:
General corporate expenses	(20,181)	(23,142)	(45,593)	(43,431)
Acquisition, integration and other action related charges	(125,966)	(24,045)	(169,194)	(66,682)
Amortization of intangibles	(5,398)	(4,223)	(10,193)	(8,119)
Total operating profit	138,933	207,124	228,864	278,912
Other expenses	(830)	(660)	(1,212)	(1,095)
Interest expense, net	(29,020)	(21,119)	(55,907)	(42,937)
Income before income tax expense	$109,083	$185,345	$171,745	$234,880
For the quarter ended July 4, 2015, the Company incurred acquisition, integration and other action related charges of $125,966, of which $26,151 is reported in the “Cost of sales” line and $99,815 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended June 28, 2014, the Company incurred acquisition, integration and other action related charges of $24,045, of which $3,835 is reported in the “Cost of sales” line and $20,210 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
For the six months ended July 4, 2015, the Company incurred acquisition, integration and other action related charges of $169,194, of which $40,219 is reported in the “Cost of sales” line and $128,975 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the six months ended June 28, 2014, the Company incurred acquisition, integration and other action related charges of $66,682, of which $18,662 is reported in the “Cost of sales” line and $48,020 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
As part of the Innerwear Europe acquisition strategy, the Company has identified management and administrative positions that are considered non-essential and/or duplicative that will be eliminated. As of July 4, 2015, the Company has accrued $56,000 for employee termination and other benefits recognized in accordance with expected benefit payments for affected employees. The charges are reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income. As of July 4, 2015, no benefit payments had been made. $17,000 and $39,000, respectively, is included in the “Accrued liabilities” and “Other noncurrent liabilities” line of the Consolidated Balance Sheet.

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

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended July 4, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,205,550	$242,526	$756,240	$(682,283)	$1,522,033
Cost of sales	932,461	129,200	550,424	(658,277)	953,808
Gross profit	273,089	113,326	205,816	(24,006)	568,225
Selling, general and administrative expenses	243,596	52,772	133,428	(504)	429,292
Operating profit	29,493	60,554	72,388	(23,502)	138,933
Equity in earnings of subsidiaries	90,055	66,942	—	(156,997)	—
Other expenses	830	—	—	—	830
Interest expense, net	21,578	—	7,634	(192)	29,020
Income before income tax expense	97,140	127,496	64,754	(180,307)	109,083
Income tax expense	2,238	11,297	646		14,181
Net income	$94,902	$116,199	$64,108	$(180,307)	$94,902

Comprehensive income	$94,396	$116,199	$70,011	$(186,210)	$94,396

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended June 28, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,186,489	$190,946	$607,973	$(643,356)	$1,342,052
Cost of sales	897,376	90,178	458,668	(608,524)	837,698
Gross profit	289,113	100,768	149,305	(34,832)	504,354
Selling, general and administrative expenses	215,474	53,922	29,619	(1,785)	297,230
Operating profit	73,639	46,846	119,686	(33,047)	207,124
Equity in earnings of subsidiaries	120,322	93,613	—	(213,935)	—
Other expenses	660	—	—	—	660
Interest expense, net	19,058	(88)	1,979	170	21,119
Income before income tax expense	174,243	140,547	117,707	(247,152)	185,345
Income tax expense	19,665	8,070	3,032	—	30,767
Net income	$154,578	$132,477	$114,675	$(247,152)	$154,578

Comprehensive income	$158,546	$132,477	$117,159	$(249,636)	$158,546

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Comprehensive Income Six Months Ended July 4, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$2,156,640	$395,700	$1,548,252	$(1,369,638)	$2,730,954
Cost of sales	1,705,350	203,510	1,150,834	(1,343,196)	1,716,498
Gross profit	451,290	192,190	397,418	(26,442)	1,014,456
Selling, general and administrative expenses	468,278	105,636	213,882	(2,204)	785,592
Operating profit	(16,988)	86,554	183,536	(24,238)	228,864
Equity in earnings of subsidiaries	221,221	175,112	—	(396,333)	—
Other expenses	1,212	—	—	—	1,212
Interest expense, net	40,701	(4)	15,416	(206)	55,907
Income before income tax expense	162,320	261,670	168,120	(420,365)	171,745
Income tax expense	14,782	207	9,218	—	24,207
Net income	$147,538	$261,463	$158,902	$(420,365)	$147,538

Comprehensive income	$151,875	$261,463	$160,415	$(421,878)	$151,875

	Condensed Consolidating Statement of Comprehensive Income Six Months Ended June 28, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$2,078,819	$410,896	$1,168,159	$(1,256,452)	$2,401,422
Cost of sales	1,618,522	223,659	889,218	(1,191,108)	1,540,291
Gross profit	460,297	187,237	278,941	(65,344)	861,131
Selling, general and administrative expenses	406,179	123,945	56,098	(4,003)	582,219
Operating profit	54,118	63,292	222,843	(61,341)	278,912
Equity in earnings of subsidiaries	205,387	168,473	—	(373,860)	—
Other expenses	1,095	—	—	—	1,095
Interest expense, net	36,942	1,898	4,035	62	42,937
Income before income tax expense	221,468	229,867	218,808	(435,263)	234,880
Income tax expense	25,330	5,756	7,656	—	38,742
Net income	$196,138	$224,111	$211,152	$(435,263)	$196,138

Comprehensive income	$199,325	$224,111	$211,371	$(435,482)	$199,325

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet July 4, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$37,210	$12,541	$265,603	$—	$315,354
Trade accounts receivable, net	109,247	104,605	622,557	(1,110)	835,299
Inventories	1,105,921	179,184	651,750	(170,094)	1,766,761
Deferred tax assets	198,997	4,194	11,277	—	214,468
Other current assets	84,115	10,146	70,179	—	164,440
Total current assets	1,535,490	310,670	1,621,366	(171,204)	3,296,322
Property, net	94,661	39,827	524,301	—	658,789
Trademarks and other identifiable intangibles, net	3,817	135,849	574,117	—	713,783
Goodwill	232,882	244,640	357,505	—	835,027
Investments in subsidiaries	4,157,147	2,016,195	—	(6,173,342)	—
Deferred tax assets	200,363	74,734	15,976	—	291,073
Receivables from related entities	4,905,444	4,711,239	2,203,829	(11,820,512)	—
Other noncurrent assets	61,515	426	15,446	—	77,387
Total assets	$11,191,319	$7,533,580	$5,312,540	$(18,165,058)	$5,872,381

Liabilities and Stockholders’ Equity
Accounts payable	$371,318	$30,282	$259,769	$—	$661,369
Accrued liabilities	184,331	50,106	239,456	(955)	472,938
Notes payable	—	—	112,818	—	112,818
Accounts Receivable Securitization Facility	—	—	232,134	—	232,134
Current portion of long-term debt	25,500	—	8,931	—	34,431
Total current liabilities	581,149	80,388	853,108	(955)	1,513,690
Long-term debt	1,818,125	—	399,635	—	2,217,760
Pension and postretirement benefits	299,136	—	65,297	—	364,433
Payables to related entities	6,902,814	3,488,083	1,421,260	(11,812,157)	—
Other noncurrent liabilities	138,323	31,423	154,980	—	324,726
Total liabilities	9,739,547	3,599,894	2,894,280	(11,813,112)	4,420,609
Stockholders’ equity	1,451,772	3,933,686	2,418,260	(6,351,946)	1,451,772
Total liabilities and stockholders’ equity	$11,191,319	$7,533,580	$5,312,540	$(18,165,058)	$5,872,381

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows Six Months Ended July 4, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$(62,363)	$168,523	$67,285	$(406,513)	$(233,068)
Investing activities:
Purchases of property, plant and equipment	(10,280)	(7,301)	(38,657)	—	(56,238)
Proceeds from sales of assets	18	4,330	797	—	5,145
Acquisition of business, net of cash acquired	—	(193,461)	—	—	(193,461)
Net cash from investing activities	(10,262)	(196,432)	(37,860)	—	(244,554)
Financing activities:
Borrowings on notes payable	—	—	177,730	—	177,730
Repayments on notes payable	—	—	(200,706)	—	(200,706)
Borrowings on Accounts Receivable Securitization Facility	—	—	134,339	—	134,339
Repayments on Accounts Receivable Securitization Facility	—	—	(113,168)	—	(113,168)
Borrowings on Revolving Loan Facility	2,794,000	—	—	—	2,794,000
Repayments on Revolving Loan Facility	(2,970,500)	—	—	—	(2,970,500)
Repayments on Euro Term Loan Facility	—	—	(2,004)	—	(2,004)
Borrowings on Term Loan A Facility	425,000	—	—	—	425,000
Repayments on Term Loan A Facility	(5,313)	—	—	—	(5,313)
Borrowings on Term Loan B Facility	425,000	—	—	—	425,000
Repayments on Term Loan B Facility	(1,063)	—	—	—	(1,063)
Cash dividends paid	(81,470)	—	—	—	(81,470)
Taxes paid related to net shares settlement of equity awards	(47,432)	—	—	—	(47,432)
Excess tax benefit from stock-based compensation	34,127	—	—	—	34,127
Other	1,697	—	(14,337)	801	(11,839)
Net transactions with related entities	(475,121)	29,654	39,755	405,712	—
Net cash from financing activities	98,925	29,654	21,609	406,513	556,701
Effect of changes in foreign exchange rates on cash	—	—	(3,580)	—	(3,580)
Change in cash and cash equivalents	26,300	1,745	47,454	—	75,499
Cash and cash equivalents at beginning of year	10,910	10,796	218,149	—	239,855
Cash and cash equivalents at end of period	$37,210	$12,541	$265,603	$—	$315,354

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flow Six Months Ended June 28, 2014
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
Overview
We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bali, Playtex, Maidenform, DIM, JMS/Just My Size, L’eggs, Nur Die/Nur Der, Flexees, Wonderbra, Gear for Sports, Lilyette, Lovable, Rinbros, Shock Absorber, Track N Field, Abanderado and Zorba. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery.
Our operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. One of our subsidiaries closes one week earlier than the consolidated quarter end. The difference in reporting one week of financial information for this subsidiary did not have a material impact on our financial condition, results of operations or cash flows. In the first quarter of 2015, we revised the manner in which we allocate certain selling, general and administrative expenses. Certain prior-year segment operating profit disclosures have been revised to conform to the current-year presentation.
Highlights from the Second Quarter and Six Months Ended July 4, 2015
Key financial highlights during the quarter are as follows:

•	Total net sales in the second quarter of 2015 were $1.5 billion, compared with $1.3 billion in the same period of 2014, representing a 13% increase.

•
Operating profit decreased 33% to $139 million in the second quarter of 2015, compared with $207 million in the same period of 2014. As a percentage of sales, operating profit was 9.1% in the second quarter of 2015 compared to 15.4% in the same period of 2014. Included within operating profit for the second quarter of 2015 and 2014 were acquisition, integration and other action related charges of $126 million and $24 million, respectively.

•
On March 3, 2015, we effected a four-for-one stock split in the form of a stock dividend to stockholders of record as of the close of business on February 9, 2015. All references to the number of common shares outstanding, per share amounts and and share options data have been restated to reflect the effect of the split for all periods presented.

•	Diluted earnings per share decreased 39% to $0.23 in the second quarter of 2015, compared with diluted earnings per share of $0.38 in the same period of 2014.

•
We acquired Knights Holdco, Inc. (“Knights Apparel”) on April 6, 2015. The total purchase price paid at closing was $194 million. The acquisition was funded with cash on hand and short-term borrowings. We believe the acquisition, when combined with our Gear For Sports brand, will create a commercial business that will take advantage of combined expertise in brand building, marketing, graphic design, licensing relationships, supply chain and retailer relationships across channels. The operating results of Knights Apparel from the date of acquisition are included in the Activewear segment.

Outlook
We expect our 2015 full year sales to be slightly less than $5.9 billion.
Interest expense and other expenses are expected to be approximately $100 million combined, including approximately $8 million from higher debt balances and debt refinancing associated with the Knights Apparel acquisition.
We estimate our full year effective income tax rate to be approximately 13%.

We expect cash flow from operations to be approximately $550 million, which reflects approximately $100 million in pension contributions. Net capital expenditures are expected to be approximately $95 million and dividend payments are expected to be roughly $160 million.
Our current estimate for pretax charges in 2015 for acquisition, integration and other actions is approximately $240 million or more as a result of our exit from the commercial organization in the China market, estimated integration costs associated with the Knights Apparel acquisition, and the incurrence of DBA-related integration costs sooner than originally expected. We currently expect these charges related to Maidenform to be completed by the end of the third quarter of 2015. Foundational charges are expected to be completed by the end of 2015.
Seasonality and Other Factors
Our operating results are subject to some variability due to seasonality and other factors. Generally, our diverse range of product offerings helps mitigate the impact of seasonal changes in demand for certain items. We generally have higher sales during the back-to-school and holiday shopping seasons and during periods of cooler weather, which benefits certain product categories such as fleece. Sales levels in any period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel or change delivery schedules, manage on-hand inventory levels, or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse basis, our sales are impacted by discretionary spending by consumers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, taxation, gasoline prices, weather, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Consumers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. These consumers may choose to purchase fewer of our products or to purchase lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time.
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
Condensed Consolidated Results of Operations — Second Quarter Ended July 4, 2015 Compared with Second Quarter Ended June 28, 2014

	Quarters Ended
	July 4, 2015	June 28, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,522,033	$1,342,052	$179,981	13.4%
Cost of sales	953,808	837,698	116,110	13.9
Gross profit	568,225	504,354	63,871	12.7
Selling, general and administrative expenses	429,292	297,230	132,062	44.4
Operating profit	138,933	207,124	(68,191)	(32.9)
Other expenses	830	660	170	25.8
Interest expense, net	29,020	21,119	7,901	37.4
Income before income tax expense	109,083	185,345	(76,262)	(41.1)
Income tax expense	14,181	30,767	(16,586)	(53.9)
Net income	$94,902	$154,578	$(59,676)	(38.6)%

Net Sales
Net sales increased 13% during the second quarter of 2015 primarily due to the following:

•	Acquisition of Innerwear Europe in August 2014, which added an incremental $149 million of net sales in 2015;

•	Acquisition of Knights Apparel in April 2015, which added an incremental $37 million of net sales in 2015; and

•	Higher net sales in our Activewear driven by growth in our Champion and Gear For Sports businesses.
Offset by:

•
Lower sales in our Innerwear segment due to lower sales of Intimates products (bras and shapewear) driven by sluggish category trends and a short-term shipment reduction as we executed our brand consolidation strategy at retail; and

•	Unfavorable foreign currency exchange rates. Excluding the impact of foreign currency reductions, consolidated net sales and International segment net sales increased 15% and 115%, respectively.
Gross Profit
Our gross profit was higher for the second quarter of 2015 as compared to the same period of 2014. The increase in gross profit was attributable to results obtained from our recent acquisitions of Innerwear Europe and Knights Apparel combined with supply chain efficiencies and our Innovate-to-Elevate strategy, which combines our brand power, our innovation platforms and our low cost supply chain to drive margin expansion by increasing our price per unit and reducing our cost per unit. Included with gross profit in the second quarter of 2015 and the second quarter of 2014 are charges of approximately $26 million and $4 million, respectively, related to acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 28.2% for the second quarter compared to 22.1% in the same period of 2014. The higher selling, general and administrative expenses were primarily attributable to charges of $100 million related to acquisition, integration and other action related costs whereas we incurred $20 million of acquisition, integration and other action related costs in the second quarter of 2014. Also included in 2015 were selling, general and administrative costs totaling $63 million resulting from our purchase of Innerwear Europe. Exclusive of the impact of higher acquisition, integration and other action related costs and the purchase of Innerwear Europe, selling, general and administrative expenses were lower due to expense management and synergy benefits from the integration of Maidenform.
Other Highlights
Interest Expense – higher by $8 million in the second quarter of 2015 compared to the second quarter of 2014 primarily due to higher debt balances related to the acquisition of Knights Apparel. Our weighted average interest rate on our outstanding debt was 3.72% during the second quarter of 2015, compared to 4.02% in the second quarter of 2014.
Income Tax Expense – our effective income tax rate was 13% and 17% for the second quarter of 2015 and the second quarter of 2014, respectively. The lower effective income tax rate was primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries, as well as a discrete tax benefit related to the settlement of a position in a foreign jurisdiction.
Operating Results by Business Segment — Second Quarter Ended July 4, 2015 Compared with Second Quarter Ended June 28, 2014

	Net Sales		Operating Profit
	Quarters Ended		Quarters Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(dollars in thousands)
Innerwear	$777,614	$788,330	$196,035	$183,917
Activewear	378,157	317,814	61,485	47,459
Direct to Consumer	101,531	104,352	11,954	11,223
International	264,731	131,556	21,004	15,935
Corporate	—	—	(151,545)	(51,410)
Total	$1,522,033	$1,342,052	$138,933	$207,124

Innerwear

	Quarters Ended
	July 4, 2015	June 28, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$777,614	$788,330	$(10,716)	(1.4)%
Segment operating profit	196,035	183,917	12,118	6.6
The lower net sales in our Innerwear segment primarily resulted from the following:

•	Lower net sales of intimates products driven by sluggish category trends and the short-term pressures from our announced brand consolidation efforts.
Partially offset by:

•	Higher sales in our basics products (including men’s underwear, panties, kid’s underwear and socks) driven by increased market share and new program shipments of our X-Temp products.
Supply chain efficiencies primarily driven by synergies gained from our Maidenform acquisition and our Innovate-to-Elevate strategy continues to drive margin expansion in our Innerwear segment as we are able to reduce our cost per unit. Selling, general and administrative costs in the second quarter of 2015 were lower than the corresponding period in 2014 due to synergies gained from the Maidenform acquisition.
Activewear

	Quarters Ended
	July 4, 2015	June 28, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$378,157	$317,814	$60,343	19.0%
Segment operating profit	61,485	47,459	14,026	29.6
Activewear net sales increased due to the following:

•	Higher sales in our Gear for Sports licensed apparel, primarily due to net space gains and higher sales volume;

•	Higher sales for our Champion branded product due to space gains at retail and a favorable retail environment for athletic apparel; and

•	The acquisition of Knights Apparel on April 6, 2015.
Our Innovate-to-Elevate strategy continues to drive margin expansion in our Activewear segment as we are able to increase our price per unit with product innovations and reduce our cost per unit. Additionally, our Knights Apparel acquisition had a favorable impact to the Activewear net sales and operating profit. Strong selling, general and administrative cost management helped add to the increase in operating profit over the prior year.
Direct to Consumer

	Quarters Ended
	July 4, 2015	June 28, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$101,531	$104,352	$(2,821)	(2.7)%
Segment operating profit	11,954	11,223	731	6.5
Direct to Consumer segment net sales were lower due to lower sales volume. Comparable store sales were approximately 3% lower in the second quarter of 2015 compared to the same period of 2014 resulting from the soft retail environment. Lower comparable store sales for the second quarter of 2015 as compared to the second quarter of 2014 were partially offset by an increase in e-commerce sales.
Direct to Consumer segment operating margin increased primarily due to lower advertising and selling costs.

International

	Quarters Ended
	July 4, 2015	June 28, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$264,731	$131,556	$133,175	101.2%
Segment operating profit	21,004	15,935	5,069	31.8
Net sales in the International segment were higher as a result of the following:

•	Incremental sales of Innerwear Europe products following its acquisition on August 29, 2014.
Offset by:

•	Continued unfavorable impact of foreign currency exchange rates.
Operating margins in Japan increased primarily due to higher sales volume, partially offset by foreign currency exchange rates.
Corporate

Corporate expenses were comprised primarily of certain administrative costs and acquisition, integration and other action related charges totaling $126 million in the second quarter of 2015 as compared to $24 million for the second quarter of 2014. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, infrastructure (including information technology), and similar charges. Foundational costs are expenses associated with building infrastructure to support and integrate current and future acquisitions, primarily consisting of information technology spend. A significant majority of Other costs are non-cash and relate to the exit of our commercial sales organization in the China market. The main factors that drove the decision to exit the China market were primarily related to the fragmented underwear market and business practices for innerwear and activewear in China that were not conducive to our wholesale business model. Exiting China is immaterial to our consolidated financial results and inconsequential to the International business.

	Quarters Ended
	July 4, 2015	June 28, 2014
	(dollars in thousands)
Acquisition and integration costs:
Maidenform	$10,574	$13,027
Innerwear Europe	74,793	6,280
Knights Apparel	6,701	—
Total acquisition and integration costs	92,068	19,307
Foundational costs	10,361	1,275
Other costs	23,537	3,463
	$125,966	$24,045

Condensed Consolidated Results of Operations — Six Months Ended July 4, 2015 Compared with Six Months Ended June 28, 2014

	Six Months Ended
	July 4, 2015	June 28, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,730,954	$2,401,422	$329,532	13.7%
Cost of sales	1,716,498	1,540,291	176,207	11.4
Gross profit	1,014,456	861,131	153,325	17.8
Selling, general and administrative expenses	785,592	582,219	203,373	34.9
Operating profit	228,864	278,912	(50,048)	(17.9)
Other expenses	1,212	1,095	117	10.7
Interest expense, net	55,907	42,937	12,970	30.2
Income before income tax expense	171,745	234,880	(63,135)	(26.9)
Income tax expense	24,207	38,742	(14,535)	(37.5)
Net income	$147,538	$196,138	$(48,600)	(24.8)%
Net Sales
Net sales increased 14% in the six months of 2015 compared to the same period of 2014 as a result of the following:

•	Acquisition of Innerwear Europe in August 2014, which added an incremental $333 million of net sales;

•	Acquisition of Knights Apparel in April 2015, which added an incremental $37 million of net sales; and

•	Higher net sales net sales in our Gear For Sports business, which is in our Activewear segment.
Offset by:

•
Lower sales in our Innerwear segment due to lower sales of Intimates products driven by sluggish category trends and a short-term shipment reduction as we executed our brand consolidation strategy at retail; and

•	Unfavorable foreign currency exchange rates. Excluding the impact of foreign currency reductions, consolidated net sales and International segment net sales increased 15% and 140%, respectively.
Gross Profit
Our gross profit was higher for the six months of 2015 as compared to the same period in 2014 as we continue to integrate our recent acquisitions. Additionally, we continue to maintain strong profit margins in our core business because of our supply chain efficiencies coupled with our Innovate-to-Elevate strategy that allows us to combine our brand and supply chain strengths with product innovation. Included with gross profit in the six months of 2015 and 2014 are charges of $40 million and $19 million, respectively, related to acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 28.8% for the six months of 2015 compared to 24.2% in the same period of 2014. The higher selling, general and administrative expenses were primarily attributable to charges of $129 million related to acquisition, integration and other action related costs whereas we incurred $48 million of acquisition, integration and other action related costs in the six months of 2014. Also included in 2015 were selling, general and administrative costs totaling $138 million resulting from our purchase of Innerwear Europe. Exclusive of the impact of higher acquisition, integration and other action related costs and the purchase of Innerwear Europe, selling, general and administrative expenses were lower due to expense management.
Other Highlights
Interest Expense – higher by $13 million for the six months of 2015 compared to the six months of 2014 primarily due to higher debt balances related to the acquisition of Knights Apparel. Our weighted average interest rate on our outstanding debt was 3.87% during the six months of 2015 whereas the similar rate for the six months of 2014 was 4.07%.
Income Tax Expense – our effective income tax rate was 14.1% and 16.5% for the six months of 2015 and the six months of 2014, respectively. The lower effective income tax rate was primarily attributable to a lower portion of earnings earned in domestic subsidiaries, which are taxed at higher rates than foreign subsidiaries.

Operating Results by Business Segment — Six Months Ended July 4, 2015 Compared with Six Months Ended June 28, 2014

	Net Sales		Operating Profit
	Six Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(dollars in thousands)
Innerwear	$1,323,787	$1,359,484	$306,812	$281,922
Activewear	676,253	612,318	94,236	81,204
Direct to Consumer	183,032	188,066	9,676	9,897
International	547,882	241,554	43,120	24,121
Corporate	—	—	(224,980)	(118,232)
Total net sales	$2,730,954	$2,401,422	$228,864	$278,912
Innerwear

	Six Months Ended
	July 4, 2015	June 28, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,323,787	$1,359,484	$(35,697)	(2.6)%
Segment operating profit	306,812	281,922	24,890	8.8

The lower net sales in our Innerwear segment primarily resulted from the following:

•	Lower net sales of intimates products driven by sluggish category trends and the short-term pressures from our announced brand consolidation efforts.

Efficiency gains from our supply chain and our Innovate-to-Elevate strategy continued to drive margin expansion in our Innerwear segment. Higher distribution distribution expenses offset a portion of the margin improvement. Selling, general and administrative costs in the second quarter of 2015 were lower than the corresponding period in 2014 due to synergies gained from the Maidenform acquisition.
Activewear

	Six Months Ended
	July 4, 2015	June 28, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$676,253	$612,318	$63,935	10.4%
Segment operating profit	94,236	81,204	13,032	16.0
The higher net sales in our Activewear segment is attributable to the following:

•	Higher net sales in Gear for Sports licensed apparel due to net space gains and higher sales volume; and

•	The acquisition of Knights Apparel.
Margin expansion was driven by higher sales volume and further development of our Innovate-to-Elevate strategy in our Activewear segment as we are able to increase our price per unit with product innovations and reduce our cost per unit. The margin improvement was partially offset by higher distribution costs in the six months of 2015 as compared to the same period of 2014 due to increased sales.

Direct to Consumer

	Six Months Ended
	July 4, 2015	June 28, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$183,032	$188,066	$(5,034)	(2.7)%
Segment operating profit	9,676	9,897	(221)	(2.2)
Direct to Consumer segment net sales were lower as a result of comparable retail store sales being lower by 3% due to a challenging retail environment partially offset by increased e-commerce net sales.
Direct to Consumer segment operating margin decreased slightly due to higher distribution expenses.
International

	Six Months Ended
	July 4, 2015	June 28, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$547,882	$241,554	$306,328	126.8%
Segment operating profit	43,120	24,121	18,999	78.8
Net sales in the International segment were higher as a result of the following:

•	Incremental sales of Innerwear Europe products as a result of its acquisition on August 29, 2014; and

•	Higher sales volume in Asia due to net space gains.
Offset by:

•	13 percentage point unfavorable impact of foreign currency exchange rates.
Operating margins in Japan increased primarily due to higher sales volume, partially offset by foreign currency exchange rates.
Corporate

Corporate expenses were comprised primarily of certain administrative costs and acquisition, integration and other action related charges totaling $169 million for the six months ended July 4, 2015 as compared to $67 million for the comparable period in 2014. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, infrastructure (including information technology), and similar charges. Foundational costs are expenses associated with building infrastructure to support and integrate current and future acquisitions; primarily consisting of information technology spend. A significant majority of Other costs are non-cash and relate to the exit of our commercial sales organization in the China market. The main factors that drove the decision to exit the China market were primarily related to the fragmented underwear market and business practices for innerwear and activewear in China that were not conducive to our wholesale business model. Exiting China is immaterial to our consolidated financial results and inconsequential to the International business.

	Six months Ended
	July 4, 2015	June 28, 2014
	(dollars in thousands)
Acquisition and integration costs:
Maidenform	$14,858	$42,629
Innerwear Europe	97,798	6,280
Knights Apparel	7,802	—
Total acquisition and integration costs	120,458	48,909
Foundational costs	19,637	1,690
Other costs	29,099	16,083
	$169,194	$66,682

Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
Our primary sources of liquidity are cash generated by operations and availability under the $1.0 billion revolving credit facility (the “Revolving Loan Facility”) under our senior secured credit facility (the “Senior Secured Credit Facility”), our accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) and our international loan facilities.
At July 4, 2015, we had $982 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $145 million of borrowing availability under our international loan facilities, $315 million in cash and cash equivalents and $43 million of borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. We expect our cash deployment strategy in the future will include a mix of dividends, acquisitions and share repurchases.
Dividends
As part of our cash deployment strategy, in January 2015 and April 2015 our Board of Directors declared a regular quarterly dividend of $0.10 per share, which were paid in March 2015 and June 2015, respectively. On July 28, 2015, our Board of Directors authorized a regular quarterly dividend of $0.10 per share to be paid September 9, 2015 to stockholders of record at the close of business on August 18, 2015.
In addition, on March 3, 2015, we implemented a four-for-one stock split on our common stock in the form of a 300% stock dividend to stockholders of record at the close of business on February 9, 2015.

Share Repurchase Program

On April 28, 2015, our Board of Directors amended our existing share repurchase program to reflect the effect of the four-for-one stock split on our common stock that occurred on March 3, 2015.  We are now authorized to repurchase up to 40 million shares of our common stock, less such number of shares, on a split-adjusted basis, as we have previously repurchased.   Since the inception of the program in 2007, we have purchased 11.2 million shares of our common stock (on a split-adjusted basis) at a cost of $75 million (average price per share of $6.70 on a split-adjusted basis).  We did not repurchase any of our common stock during the first six months of 2015.
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

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the six months ended July 4, 2015 and June 28, 2014 was derived from our condensed consolidated financial statements.

	Six Months Ended
	July 4, 2015	June 28, 2014
	(dollars in thousands)
Operating activities	$(233,068)	$4,938
Investing activities	(244,554)	(19,667)
Financing activities	556,701	42,618
Effect of changes in foreign currency exchange rates on cash	(3,580)	(135)
Change in cash and cash equivalents	75,499	27,754
Cash and cash equivalents at beginning of year	239,855	115,863
Cash and cash equivalents at end of period	$315,354	$143,617
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
Investing Activities
The lower net cash from investing activities resulted primarily from the Knights Apparel acquisition of $194 million.
Financing Activities
The higher net cash from financing activities was primarily the result of higher net borrowings on our loan facilities, specifically due to new borrowings under the Senior Secured Credit Facility related to the Knights Apparel acquisition.
Financing Arrangements
In March 2015, we amended the accounts receivable securitization facility that we entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment primarily extended the termination date to March 2016.
On April 29, 2015, we refinanced our Senior Secured Credit Facility to, among other things, extend the maturity date of the Revolving Loan Facility to April 2020, re-price the Revolving Loan Facility at favorable rates and add an additional $850 million in term loan borrowings. After the refinancing, our domestic debt was comprised of a $1 billion revolving credit facility, a $425 million New Term Loan A and an additional $425 million Term Loan B. We incurred $10.9 million in fees related to this refinancing. A portion of the proceeds was used as financing for the Knights Apparel acquisition with the balance to be used for working capital and other corporate purposes.
As of July 4, 2015, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2015 or other SEC filings could cause noncompliance.
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
Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In July 2015, the FASB delayed effective dates for the new accounting rules related to revenue recognition for contracts with customers by one year. The new standard will be effective for the Company in the first quarter of 2018 with retrospective application required. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations and cash flows.
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
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We excluded our wholly-owned subsidiary, Knights Apparel, from our assessment of internal control over financial reporting as of July 4, 2015 because our control over the operation was acquired in a purchase combination during 2015.

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
Date: July 31, 2015

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

10.1
Third Amended and Restated Credit Agreement dated April 29, 2015 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on From 8-K filed with the Securities and Exchange Commission on April 30, 2015).

10.2	First Amendment, dated as of May 5, 2015, to the Third Amended Credit Agreement.

31.1	Certification of Richard A. Noll, Chief Executive Officer.

31.2	Certification of Richard D. Moss, Chief Financial Officer.

32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.

32.2	Section 1350 Certification of Richard D. Moss, Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

E-1