Form 10-Q
period 2015-10-03
Hanesbrands Inc.
filed 2015-10-29
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2015, there were 391,821,577 shares of the registrant’s common stock outstanding.

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
Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 3, 2015, under the caption “Risk Factors,” and available on the “Investors” section of our corporate website, www.Hanes.com/investors.
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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarters Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	$1,591,038	$1,400,728	$4,321,992	$3,802,150
Cost of sales	1,010,288	903,013	2,726,786	2,443,304
Gross profit	580,750	497,715	1,595,206	1,358,846
Selling, general and administrative expenses	372,422	343,823	1,158,014	926,042
Operating profit	208,328	153,892	437,192	432,804
Other expenses	718	795	1,930	1,890
Interest expense, net	31,356	23,528	87,263	66,465
Income before income tax expense	176,254	129,569	347,999	364,449
Income tax expense	14,100	10,625	38,307	49,367
Net income	$162,154	$118,944	$309,692	$315,082

Earnings per share:
Basic	$0.41	$0.30	$0.77	$0.78
Diluted	$0.40	$0.29	$0.76	$0.77

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarters Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$162,154	$118,944	$309,692	$315,082
Other comprehensive income (loss), net of tax of ($1,589), ($1,382), ($5,323) and ($2,670), respectively	(15,130)	(1,684)	(10,793)	1,503
Comprehensive income	$147,024	$117,260	$298,899	$316,585

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	October 3, 2015	January 3, 2015
Assets
Cash and cash equivalents	$284,595	$239,855
Trade accounts receivable, net	850,334	672,048
Inventories	1,813,510	1,537,200
Deferred tax assets	215,413	215,065
Other current assets	101,602	101,064
Total current assets	3,265,454	2,765,232

Property, net	652,391	674,379
Trademarks and other identifiable intangibles, net	711,217	691,201
Goodwill	837,975	723,120
Deferred tax assets	278,968	294,347
Other noncurrent assets	73,395	73,502
Total assets	$5,819,400	$5,221,781

Liabilities and Stockholders’ Equity
Accounts payable	$637,788	$621,220
Accrued liabilities	516,595	495,627
Notes payable	120,083	144,438
Accounts Receivable Securitization Facility	258,264	210,963
Current portion of long-term debt	39,407	14,354
Total current liabilities	1,572,137	1,486,602
Long-term debt	2,361,607	1,613,997
Pension and postretirement benefits	362,545	472,003
Other noncurrent liabilities	272,812	262,407
Total liabilities	4,569,101	3,835,009

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 392,334,805 and 400,789,120, respectively	3,923	4,008
Additional paid-in capital	280,699	290,926
Retained earnings	1,349,059	1,464,427
Accumulated other comprehensive loss	(383,382)	(372,589)
Total stockholders’ equity	1,250,299	1,386,772
Total liabilities and stockholders’ equity	$5,819,400	$5,221,781

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Operating activities:
Net income	$309,692	$315,082
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	75,750	69,540
Amortization of debt issuance costs	5,222	4,344
Stock compensation expense	9,831	11,998
Deferred taxes and other	(4,316)	(2,571)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	(185,159)	(169,053)
Inventories	(280,970)	(149,376)
Other assets	32,661	(6,022)
Accounts payable	35,716	131,280
Accrued liabilities and other	(85,581)	10,099
Net cash from operating activities	(87,154)	215,321

Investing activities:
Purchases of property, plant and equipment	(73,771)	(46,562)
Proceeds from sales of assets	15,250	5,015
Acquisition of business, net of cash acquired	(192,829)	(352,986)
Other	—	(8,779)
Net cash from investing activities	(251,350)	(403,312)

Financing activities:
Borrowings on notes payable	817,141	109,313
Repayments on notes payable	(833,822)	(101,994)
Borrowings on Accounts Receivable Securitization Facility	209,041	115,609
Repayments on Accounts Receivable Securitization Facility	(161,740)	(72,399)
Borrowings on Revolving Loan Facility	4,056,000	2,639,000
Repayments on Revolving Loan Facility	(4,079,500)	(2,662,000)
Incurrence of debt under the Euro Term Loan Facility	—	476,566
Repayments on Euro Term Loan Facility	(3,022)	—
Borrowings on Term Loan A Facility	425,000	—
Repayments on Term Loan A Facility	(10,625)	—
Borrowings on Term Loan B Facility	425,000	—
Repayments on Term Loan B Facility	(2,125)	—
Repayments of assumed debt related to acquisition of business	—	(111,193)
Share repurchases	(306,094)	—
Cash dividends paid	(121,713)	(89,638)
Taxes paid related to net shares settlement of equity awards	(53,108)	(32,294)
Excess tax benefit from stock-based compensation	38,298	26,162
Debt issuance costs and other	(12,327)	(4,431)
Net cash from financing activities	386,404	292,701
Effect of changes in foreign exchange rates on cash	(3,160)	(4,741)
Change in cash and cash equivalents	44,740	99,969
Cash and cash equivalents at beginning of year	239,855	115,863
Cash and cash equivalents at end of period	$284,595	$215,832

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
Measurement Period Adjustments
In September 2015, the FASB issued new accounting rules, which simplify the accounting for measurement period adjustments by eliminating the requirements to restate prior period financial statements for these adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard, which should be applied prospectively to measurement period adjustments that occur after the effective date, is effective for the Company in the first quarter of 2016. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.
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
Inventory
In July 2015, the FASB issued new accounting rules, which require inventory to be recorded at the lower of cost or net realizable value. The new standard will be effective for the Company in the first quarter of 2017. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.
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
Knights Apparel contributed net revenues of approximately $121,000 and $21,000 of pretax earnings since the date of acquisition. The results of Knights Apparel have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the Activewear segment.
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

	Quarters Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	$1,591,038	$1,473,026	$4,344,149	$3,922,118
Net income	163,327	127,256	313,919	314,256
Earnings per share:
Basic	$0.41	$0.32	$0.78	$0.78
Diluted	0.41	0.31	0.77	0.77

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

DBApparel Acquisition
In August 2014, MFB International Holdings S.à r.l. (“MF Lux”), a wholly owned subsidiary of the Company, acquired DBA Lux Holding S.A. (“Hanes Europe”) from SLB Brands Holdings, Ltd and certain individual Hanes Europe shareholders in an all-cash transaction equal to €400,000 enterprise value less net debt and working capital adjustments as defined in the purchase agreement. Total purchase price was €297,031 (approximately $391,861 based on acquisition date exchange rates). The acquisition was financed through a combination of cash on hand and third-party borrowings.
Hanes Europe is a leading marketer of intimate apparel, hosiery and underwear in Europe with a portfolio of strong brands including DIM, Nur Die/Nur Der and Lovable. The Company believes the acquisition will create growth and cost savings opportunities and increased scale to serve retailers. Hanes Europe utilizes a mix of self-owned manufacturing and third-party manufacturers. Factors that contribute to the amount of goodwill recognized for the acquisition include the value of the existing work force and cost savings by utilizing the Company’s low-cost supply chain and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.
Since January 3, 2015, goodwill increased by $2,807 as a result of measurement period adjustments to the acquired income tax balances. The purchase price allocation was finalized in the third quarter 2015.

(4)	Stockholders’ Equity
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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarters Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Basic weighted average shares outstanding	399,445	402,392	402,011	401,968
Effect of potentially dilutive securities:
Stock options	1,943	4,228	3,035	4,392
Restricted stock units	1,587	1,904	1,298	1,696
Employee stock purchase plan and other	4	—	19	—
Diluted weighted average shares outstanding	402,979	408,524	406,363	408,056
For the quarters and nine months ended October 3, 2015 and September 27, 2014, there were no options or restricted stock units excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.
For the quarters ended October 3, 2015 and September 27, 2014, the Company declared and paid cash dividends of $0.10 and $0.075 per share, respectively. For the nine months ended October 3, 2015 and September 27, 2014, the Company declared and paid cash dividends of $0.30 and $0.225 per share, respectively.
The Company resumed repurchasing Company common stock in the open market during the third quarter of 2015 under a program previously announced in 2007. The Company’s Board of Directors authorized up to 40,000 shares to be repurchased in open-market transactions, and such repurchases are subject to market conditions, legal requirements and other factors. During the quarter ended October 3, 2015, the Company entered into transactions to repurchase 10,665 shares at a weighted average repurchase price of $29.15 per share. The shares were repurchased at a total cost of $311,103, of which $5,009 settled in the fourth quarter of 2015. At October 3, 2015, the remaining repurchase authorization totaled 17,986 shares. The program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(5)	Inventories
Inventories consisted of the following:

	October 3, 2015	January 3, 2015
Raw materials	$172,921	$122,873
Work in process	202,026	196,886
Finished goods	1,438,563	1,217,441
	$1,813,510	$1,537,200

(6)	Debt
Debt consisted of the following:

	Interest Rate as of October 3, 2015	Principal Amount		Maturity Date
		October 3, 2015	January 3, 2015
Senior Secured Credit Facility:
Revolving Loan Facility	1.83%	$153,000	$176,500	April 2020
Euro Term Loan	3.50%	400,651	436,953	August 2021
Term Loan A	1.66%	414,375	—	April 2020
Term Loan B	3.25%	422,875	—	April 2022
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
Accounts Receivable Securitization Facility	1.10%	258,264	210,963	March 2016
Other International Debt	Various	10,112	14,898	Various
		2,659,277	1,839,314
Less current maturities		297,670	225,317
		$2,361,607	$1,613,997
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
Outstanding borrowings under the Term Loan A Facility are repayable in equal quarterly installments in the following annual percentages, with the remainder of the outstanding principal to be repaid at maturity: year one, 5.0%; year two, 7.5%; years three and four, 10.0%; and year five, 15.0%.
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
The Term Loan A Facility, the Term Loan B Facility and the Company’s euro term loan facility (the “Euro Term Loan Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “Term Loan Facility”) require the Company and its subsidiary Maidenform Luxembourg (“MF Lux”), as applicable, to prepay any outstanding Term Loans in connection with (i) the incurrence of certain indebtedness and (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of twelve-consecutive months, with customary reinvestment provisions. The Term Loan B Facility and the Euro Term Loan Facility also require the Company and MF Lux, as applicable, to prepay any outstanding Term Loans under the Term Loan B Facility and the Euro Term Loan Facility in connection with excess cash flow, which percentage will be based upon the Company’s leverage ratio during the relevant fiscal period. All such prepayments will be made on a pro rata basis under each of the applicable Term Loan Facilities that are subject to such prepayments.
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
As of October 3, 2015, the Company had $830,252 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account outstanding borrowings and $16,748 of standby and trade letters of credit issued and outstanding under this facility.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The Other International Debt outstanding as of October 3, 2015 consists of mortgage loans and term loans collateralized by fixed assets. These loans have maturity dates ranging from December 2015 to May 2018, and bear interest primarily based on EURIBOR rates.
In March 2015, the Company amended the accounts receivable securitization facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment primarily extended the termination date to March 2016.
As of October 3, 2015, the Company was in compliance with all financial covenants under its credit facilities.
On October 23, 2015, the Company increased its borrowing capacity on the Term Loan A Facility by $300,000 at similar terms to those previously in place.

(7)	Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Foreign Exchange Contracts	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at January 3, 2015	$(34,099)	$4,834	$(564,831)	$221,507	$(372,589)
Amounts reclassified from accumulated other comprehensive loss	—	(8,614)	9,987	(1,214)	159
Current-period other comprehensive income (loss) activity	(17,115)	13,454	(3,182)	(4,109)	(10,952)

Balance at October 3, 2015	$(51,214)	$9,674	$(558,026)	$216,184	$(383,382)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Quarters Ended		Nine Months Ended
		October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Gain on foreign exchange contracts	Cost of sales	$3,956	$368	$8,614	$1,398
	Income tax	(1,780)	(146)	(3,434)	(557)
	Net of tax	2,176	222	5,180	841
Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	(5,101)	(2,606)	(9,987)	(7,809)
	Income tax	1,852	1,024	4,648	3,064
	Net of tax	(3,249)	(1,582)	(5,339)	(4,745)

Total reclassifications		$(1,073)	$(1,360)	$(159)	$(3,904)

(8)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of October 3, 2015, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio was $261,048 and $622, respectively, primarily consisting of contracts hedging exposures to the Euro, Canadian dollar, Mexican peso and Australian dollar.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		October 3, 2015	January 3, 2015
Hedges	Other current assets	$3,024	$3,447
Non-hedges	Other current assets	3,154	2,960
Total derivative assets		6,178	6,407

Hedges	Accrued liabilities	(578)	—
Non-hedges	Accrued liabilities	(85)	(109)
Total derivative liabilities		(663)	(109)

Net derivative asset		$5,515	$6,298
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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $7,119.
The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income.
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain Recognized in AOCI (Effective Portion)		Amount of Gain Recognized in AOCI (Effective Portion)
	Quarters Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Foreign exchange contracts	$1,801	$1,908	$13,454	$1,053

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)		Amount of Gain Reclassified from AOCI into Income (Effective Portion)
		Quarters Ended		Nine Months Ended
		October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Foreign exchange contracts	Cost of sales	$3,956	$368	$8,614	$1,398
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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Quarters Ended		Nine Months Ended
		October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Foreign exchange contracts	Selling, general and administrative expenses	$(3,901)	$(198)	$(5,477)	$(570)

(9)	Fair Value of Assets and Liabilities
As of October 3, 2015, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates and deferred compensation plan liabilities. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.
There were no changes during the quarter ended October 3, 2015 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers between the three level categories and there were no Level 3 assets or liabilities measured on a quarterly basis during the quarter ended October 3, 2015. As of and during the quarter ended October 3, 2015, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of October 3, 2015
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$6,178	$—
Foreign exchange derivative contracts	—	(663)	—
	—	5,515	—
Deferred compensation plan liability	—	(29,931)	—
Total	$—	$(24,416)	$—

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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of October 3, 2015 and January 3, 2015. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $23,394 and $16,856 as of October 3, 2015 and January 3, 2015, respectively. The fair value of debt, which is classified as a Level 2 liability, was $2,757,559 and $1,893,514 as of October 3, 2015 and January 3, 2015, respectively. Debt had a carrying value of $2,659,277 and $1,839,314 as of October 3, 2015 and January 3, 2015, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of October 3, 2015 and January 3, 2015, primarily due to the short-term nature of these instruments.

(10)	Income Taxes

The Company’s effective income tax rate was 8% for the quarters ended October 3, 2015 and September 27, 2014. The Company’s effective income tax rate was 11% and 14% for the nine months ended October 3, 2015 and September 27, 2014, respectively. The quarter and nine months ended October 3, 2015 included net income tax benefits of approximately $56,000 resulting from the completion of the Internal Revenue Service audit examination of the 2011 and 2012 tax years and the remeasurement of certain unrecognized tax benefits. Offsetting these tax benefits, we have also elected to repatriate approximately $200,000 of current year foreign earnings. The quarter and nine months ended September 27, 2014 included net discrete tax benefits of approximately $9,000 primarily related to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations.

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
The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 3, 2015. The Company decided in the first quarter of 2015 to revise the manner in which the Company allocates certain selling, general and administrative expenses. Certain prior-year segment operating profit disclosures have been revised to conform to the current-year presentation.

	Quarters Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales:
Innerwear	$667,192	$648,310	$1,990,979	$2,007,794
Activewear	516,804	424,745	1,193,057	1,037,063
Direct to Consumer	106,642	112,663	289,674	300,729
International	300,400	215,010	848,282	456,564
Total net sales	$1,591,038	$1,400,728	$4,321,992	$3,802,150

	Quarters Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Segment operating profit:
Innerwear	$136,777	$130,592	$443,589	$412,515
Activewear	97,240	69,974	191,476	151,178
Direct to Consumer	11,756	16,629	21,432	26,526
International	34,821	28,826	77,941	52,946
Total segment operating profit	280,594	246,021	734,438	643,165
Items not included in segment operating profit:
General corporate expenses	(24,248)	(24,274)	(69,841)	(67,705)
Acquisition, integration and other action related charges	(42,787)	(63,135)	(211,981)	(129,817)
Amortization of intangibles	(5,231)	(4,720)	(15,424)	(12,839)
Total operating profit	208,328	153,892	437,192	432,804
Other expenses	(718)	(795)	(1,930)	(1,890)
Interest expense, net	(31,356)	(23,528)	(87,263)	(66,465)
Income before income tax expense	$176,254	$129,569	$347,999	$364,449
For the quarter ended October 3, 2015, the Company incurred acquisition, integration and other action related charges of $42,787, of which $7,720 is reported in the “Cost of sales” line and $35,067 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended September 27, 2014, the Company incurred acquisition, integration and other action related charges of $63,135, of which $22,565 is reported in the “Cost of sales” line and $40,570 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
For the nine months ended October 3, 2015, the Company incurred acquisition, integration and other action related charges of $211,981, of which $47,939 is reported in the “Cost of sales” line and $164,042 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the nine months ended September 27, 2014, the Company incurred acquisition, integration and other action related charges of $129,817, of which $41,227 is reported in the “Cost of sales” line and $88,590 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
As part of the Hanes Europe acquisition strategy, the Company has identified management and administrative positions that are considered non-essential and/or duplicative that will be eliminated. As of October 3, 2015, the Company has accrued

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

approximately $55,000 for employee termination and other benefits recognized in accordance with expected benefit payments for affected employees. The charges are reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income. As of October 3, 2015, no significant benefit payments had been made. $17,200 and $37,800, respectively, is included in the “Accrued liabilities” and “Other noncurrent liabilities” line of the Consolidated Balance Sheet.
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

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended October 3, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,133,652	$316,403	$916,747	$(775,764)	$1,591,038
Cost of sales	967,456	181,680	682,314	(821,162)	1,010,288
Gross profit	166,196	134,723	234,433	45,398	580,750
Selling, general and administrative expenses	207,848	62,970	101,860	(256)	372,422
Operating profit	(41,652)	71,753	132,573	45,654	208,328
Equity in earnings of subsidiaries	232,445	134,138	—	(366,583)	—
Other expenses	718	—	—	—	718
Interest expense, net	24,304	—	6,770	282	31,356
Income before income tax expense	165,771	205,891	125,803	(321,211)	176,254
Income tax expense	3,617	—	10,483	—	14,100
Net income	$162,154	$205,891	$115,320	$(321,211)	$162,154

Comprehensive income	$147,024	$205,891	$97,820	$(303,711)	$147,024

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended September 27, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$1,107,886	$234,995	$755,136	$(697,289)	$1,400,728
Cost of sales	870,321	117,351	581,667	(666,326)	903,013
Gross profit	237,565	117,644	173,469	(30,963)	497,715
Selling, general and administrative expenses	248,132	54,329	32,742	8,620	343,823
Operating profit	(10,567)	63,315	140,727	(39,583)	153,892
Equity in earnings of subsidiaries	147,709	117,451	—	(265,160)	—
Other expenses	795	—	—	—	795
Interest expense, net	19,042	278	4,860	(652)	23,528
Income before income tax expense	117,305	180,488	135,867	(304,091)	129,569
Income tax expense	(1,639)	8,267	3,997	—	10,625
Net income	$118,944	$172,221	$131,870	$(304,091)	$118,944

Comprehensive income	$117,260	$172,221	$128,702	$(300,923)	$117,260

	Condensed Consolidating Statement of Comprehensive Income Nine Months Ended October 3, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$3,290,292	$712,103	$2,464,999	$(2,145,402)	$4,321,992
Cost of sales	2,672,806	385,190	1,833,148	(2,164,358)	2,726,786
Gross profit	617,486	326,913	631,851	18,956	1,595,206
Selling, general and administrative expenses	676,126	168,606	315,742	(2,460)	1,158,014
Operating profit	(58,640)	158,307	316,109	21,416	437,192
Equity in earnings of subsidiaries	453,666	309,250	—	(762,916)	—
Other expenses	1,930	—	—	—	1,930
Interest expense, net	65,005	(4)	22,186	76	87,263
Income before income tax expense	328,091	467,561	293,923	(741,576)	347,999
Income tax expense	18,399	207	19,701	—	38,307
Net income	$309,692	$467,354	$274,222	$(741,576)	$309,692

Comprehensive income	$298,899	$467,354	$258,235	$(725,589)	$298,899

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Comprehensive Income Nine Months Ended September 27, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$3,186,705	$645,891	$1,923,295	$(1,953,741)	$3,802,150
Cost of sales	2,488,843	341,010	1,470,885	(1,857,434)	2,443,304
Gross profit	697,862	304,881	452,410	(96,307)	1,358,846
Selling, general and administrative expenses	654,311	178,274	88,840	4,617	926,042
Operating profit	43,551	126,607	363,570	(100,924)	432,804
Equity in earnings of subsidiaries	353,096	285,924	—	(639,020)	—
Other expenses	1,890	—	—	—	1,890
Interest expense, net	55,984	2,176	8,895	(590)	66,465
Income before income tax expense	338,773	410,355	354,675	(739,354)	364,449
Income tax expense	23,691	14,023	11,653	—	49,367
Net income	$315,082	$396,332	$343,022	$(739,354)	$315,082

Comprehensive income	$316,585	$396,332	$340,073	$(736,405)	$316,585

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet October 3, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$7,528	$11,892	$265,175	$—	$284,595
Trade accounts receivable, net	50,360	130,109	670,868	(1,003)	850,334
Inventories	1,117,978	175,507	645,250	(125,225)	1,813,510
Deferred tax assets	199,258	4,194	11,961	—	215,413
Other current assets	35,738	11,369	54,495	—	101,602
Total current assets	1,410,862	333,071	1,647,749	(126,228)	3,265,454
Property, net	94,560	39,372	518,459	—	652,391
Trademarks and other identifiable intangibles, net	3,573	132,878	574,766	—	711,217
Goodwill	232,882	244,008	361,085	—	837,975
Investments in subsidiaries	4,365,430	2,109,640	—	(6,475,070)	—
Deferred tax assets	195,044	74,734	9,190	—	278,968
Receivables from related entities	4,992,102	4,882,314	2,401,294	(12,275,710)	—
Other noncurrent assets	60,139	375	12,881	—	73,395
Total assets	$11,354,592	$7,816,392	$5,525,424	$(18,877,008)	$5,819,400

Liabilities and Stockholders’ Equity
Accounts payable	$253,912	$28,966	$354,910	$—	$637,788
Accrued liabilities	205,555	55,007	256,752	(719)	516,595
Notes payable	—	—	120,083	—	120,083
Accounts Receivable Securitization Facility	—	—	258,264	—	258,264
Current portion of long-term debt	30,813	—	8,594	—	39,407
Total current liabilities	490,280	83,973	998,603	(719)	1,572,137
Long-term debt	1,959,438	—	402,169	—	2,361,607
Pension and postretirement benefits	297,205	—	65,340	—	362,545
Payables to related entities	7,268,908	3,604,534	1,391,740	(12,265,182)	—
Other noncurrent liabilities	88,462	31,054	153,296	—	272,812
Total liabilities	10,104,293	3,719,561	3,011,148	(12,265,901)	4,569,101
Stockholders’ equity	1,250,299	4,096,831	2,514,276	(6,611,107)	1,250,299
Total liabilities and stockholders’ equity	$11,354,592	$7,816,392	$5,525,424	$(18,877,008)	$5,819,400

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows Nine Months Ended October 3, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$199,797	$303,127	$174,243	$(764,321)	$(87,154)
Investing activities:
Purchases of property, plant and equipment	(18,184)	(13,719)	(41,868)	—	(73,771)
Proceeds from sales of assets	822	4,337	10,091	—	15,250
Acquisition of business, net of cash acquired	—	(192,829)	—	—	(192,829)
Net cash from investing activities	(17,362)	(202,211)	(31,777)	—	(251,350)
Financing activities:
Borrowings on notes payable	—	—	817,141	—	817,141
Repayments on notes payable	—	—	(833,822)	—	(833,822)
Borrowings on Accounts Receivable Securitization Facility	—	—	209,041	—	209,041
Repayments on Accounts Receivable Securitization Facility	—	—	(161,740)	—	(161,740)
Borrowings on Revolving Loan Facility	4,056,000	—	—	—	4,056,000
Repayments on Revolving Loan Facility	(4,079,500)	—	—	—	(4,079,500)
Repayments on Euro Term Loan Facility	—	—	(3,022)	—	(3,022)
Borrowings on Term Loan A Facility	425,000	—	—	—	425,000
Repayments on Term Loan A Facility	(10,625)	—	—	—	(10,625)
Borrowings on Term Loan B Facility	425,000	—	—	—	425,000
Repayments on Term Loan B Facility	(2,125)	—	—	—	(2,125)
Cash dividends paid	(121,713)	—	—	—	(121,713)
Share repurchases	(306,094)	—	—	—	(306,094)
Taxes paid related to net shares settlement of equity awards	(53,108)	—	—	—	(53,108)
Excess tax benefit from stock-based compensation	38,298	—	—	—	38,298
Debt issuance costs and other	2,155	—	(14,482)	—	(12,327)
Net transactions with related entities	(559,105)	(99,820)	(105,396)	764,321	—
Net cash from financing activities	(185,817)	(99,820)	(92,280)	764,321	386,404
Effect of changes in foreign exchange rates on cash	—	—	(3,160)	—	(3,160)
Change in cash and cash equivalents	(3,382)	1,096	47,026	—	44,740
Cash and cash equivalents at beginning of year	10,910	10,796	218,149	—	239,855
Cash and cash equivalents at end of period	$7,528	$11,892	$265,175	$—	$284,595

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flow Nine Months Ended September 27, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$425,011	$273,268	$147,250	$(630,208)	$215,321
Investing activities:
Purchases of property, plant and equipment	(13,451)	(4,741)	(28,370)	—	(46,562)
Proceeds from sales of assets	—	47	4,968	—	5,015
Acquisition of business	—	—	(352,986)	—	(352,986)
Disposition of business	—	—	—	—	—
Other	—	—	(8,779)	—	(8,779)
Net cash from investing activities	(13,451)	(4,694)	(385,167)	—	(403,312)
Financing activities:
Borrowings on notes payable	—	—	109,313	—	109,313
Repayments on notes payable	—	—	(101,994)	—	(101,994)
Borrowings on Accounts Receivable Securitization Facility	—	—	115,609	—	115,609
Repayments on Accounts Receivable Securitization Facility	—	—	(72,399)	—	(72,399)
Borrowings on Revolving Loan Facility	2,639,000	—	—	—	2,639,000
Repayments on Revolving Loan Facility	(2,662,000)	—	—	—	(2,662,000)
Redemption of Floating Rate Senior Notes	—	—	—	—	—
Cash dividends paid	(89,638)	—	—	—	(89,638)
Incurrence of debt under the Euro Term Loan Facility	—	—	476,566	—	476,566
Repayments of assumed debt related to acquisition of business	—	—	(111,193)		(111,193)
Taxes paid related to net shares settlement of equity awards	(32,294)	—	—	—	(32,294)
Excess tax benefit from stock-based compensation	26,162	—	—	—	26,162
Other	1,464	—	(5,895)	—	(4,431)
Net transactions with related entities	(293,850)	(266,916)	(69,442)	630,208	—
Net cash from financing activities	(411,156)	(266,916)	340,565	630,208	292,701
Effect of changes in foreign exchange rates on cash	—	—	(4,741)	—	(4,741)
Change in cash and cash equivalents	404	1,658	97,907	—	99,969
Cash and cash equivalents at beginning of year	5,695	7,811	102,357	—	115,863
Cash and cash equivalents at end of period	$6,099	$9,469	$200,264	$—	$215,832

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Highlights from the Third Quarter and Nine Months Ended October 3, 2015
Key financial highlights are as follows:

•	Total net sales in the third quarter of 2015 were $1.6 billion, compared with $1.4 billion in the same period of 2014, representing a 14% increase.

•
Operating profit increased 35% to $208 million in the third quarter of 2015, compared with $154 million in the same period of 2014. As a percentage of sales, operating profit was 13.1% in the third quarter of 2015 compared to 11.0% in the same period of 2014. Included within operating profit for the third quarter of 2015 and 2014 were acquisition, integration and other action related charges of $43 million and $63 million, respectively.

•
On March 3, 2015, we effected a four-for-one stock split in the form of a stock dividend to stockholders of record as of the close of business on February 9, 2015. All references to the number of common shares outstanding, per share amounts and share options data have been restated to reflect the effect of the split for all periods presented.

•	Diluted earnings per share increased 38% to $0.40 in the third quarter of 2015, compared with diluted earnings per share of $0.29 in the same period of 2014.

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

•	We purchased approximately 10.7 million shares of our stock for approximately $311 million at a weighted average cost per share of $29.15.

Outlook
We expect our 2015 full year net sales to be approximately $5.85 billion.
Interest expense and other expenses are expected to be approximately $115 million combined, including higher debt balances and debt refinancing associated with the Knights Apparel acquisition as well as increased working capital requirements.
We estimate our full year effective income tax rate to be approximately 12%.
We expect net cash flow from operations to be between $450 million and $500 million, which reflects approximately $100 million in pension contributions. Net capital expenditures are expected to be approximately $95 million and dividend payments are expected to be roughly $160 million.
Our current estimate for pretax charges in 2015 for acquisition, integration and other actions is approximately $240 million as a result of estimated integration costs associated with the Knights Apparel acquisition, the incurrence of DBA-related integration costs sooner than originally expected and our exit from the commercial organization in the China market. We concluded the integration of Maidenform during the third quarter of 2015 and expect no further Maidenform integration activities. Foundational charges are expected to be completed by the end of 2015.
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

Condensed Consolidated Results of Operations — Third Quarter Ended October 3, 2015 Compared with Third Quarter Ended September 27, 2014

	Quarters Ended
	October 3, 2015	September 27, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,591,038	$1,400,728	$190,310	13.6%
Cost of sales	1,010,288	903,013	107,275	11.9
Gross profit	580,750	497,715	83,035	16.7
Selling, general and administrative expenses	372,422	343,823	28,599	8.3
Operating profit	208,328	153,892	54,436	35.4
Other expenses	718	795	(77)	(9.7)
Interest expense, net	31,356	23,528	7,828	33.3
Income before income tax expense	176,254	129,569	46,685	36.0
Income tax expense	14,100	10,625	3,475	32.7
Net income	$162,154	$118,944	$43,210	36.3%
Net Sales
Net sales increased 14% during the third quarter of 2015 primarily due to the following:

•	Acquisition of Hanes Europe in August 2014, which added an incremental $98 million of net sales in 2015;

•	Acquisition of Knights Apparel in April 2015, which added an incremental $84 million of net sales in 2015; and

•	Higher net sales in our Innerwear segment of $19 million.
Offset by:

•	Lower sales in our Direct to Consumer segment due to lower store traffic combined with a slow retail environment; and

•	Unfavorable foreign currency exchange rates. Excluding the impact of foreign currency reductions, consolidated net sales and International segment net sales increased 15% and 50%, respectively.
Gross Profit
Our gross profit was higher for the third quarter of 2015 as compared to the same period of 2014. The increase in gross profit was attributable to results obtained from our recent acquisitions of Hanes Europe and Knights Apparel combined with supply chain efficiencies and our Innovate-to-Elevate strategy, which combines our brand power, our innovation platforms and our low cost supply chain to drive margin expansion by increasing our price per unit and reducing our cost per unit. Additionally, input costs were lower in 2015 than they were in 2014. Included in gross profit in the third quarter of 2015 and the third quarter of 2014 are charges of approximately $8 million and $23 million, respectively, related to acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 23.4% for the third quarter of 2015 compared to 24.5% in the same period of 2014. Included in selling, general and administrative expenses were charges of $35 million and $41 million of acquisition, integration and other action related costs for the third quarters of 2015 and 2014, respectively. Also included in selling, general and administrative costs are expenses of $75 million and $8 million related to Hanes Europe and Knights Apparel, respectively. Exclusive of acquisition, integration and other related costs and the purchases of Hanes Europe and Knights Apparel, selling, general and administrative expenses were lower due to cost control and synergy benefits from the integration of Maidenform.
Other Highlights
Interest Expense – higher by $8 million in the third quarter of 2015 compared to the third quarter of 2014 primarily due to higher debt balances to fund working capital needs. Our weighted average interest rate on our outstanding debt was 3.69% during the third quarter of 2015, compared to 4.05% in the third quarter of 2014.
Income Tax Expense – our effective income tax rate was 8% for the third quarter of 2015 and 2014, respectively.  The third quarter of 2015 included net income tax benefits of approximately $56 million resulting from the completion of the

Internal Revenue Service audit examination of the 2011 and 2012 tax years and the remeasurement of certain unrecognized tax benefits.  Offsetting these tax benefits, we have also elected to repatriate approximately $200 million of current year foreign earnings. The third quarter of 2014 included net discrete tax benefits of approximately $9 million primarily related to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statute limitations.
Operating Results by Business Segment — Third Quarter Ended October 3, 2015 Compared with Third Quarter Ended September 27, 2014

	Net Sales		Operating Profit
	Quarters Ended		Quarters Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(dollars in thousands)
Innerwear	$667,192	$648,310	$136,777	$130,592
Activewear	516,804	424,745	97,240	69,974
Direct to Consumer	106,642	112,663	11,756	16,629
International	300,400	215,010	34,821	28,826
Corporate	—	—	(72,266)	(92,129)
Total	$1,591,038	$1,400,728	$208,328	$153,892
Innerwear

	Quarters Ended
	October 3, 2015	September 27, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$667,192	$648,310	$18,882	2.9%
Segment operating profit	136,777	130,592	6,185	4.7%
The higher net sales in our Innerwear segment primarily resulted from the following:

•	Higher net sales of intimates products driven by strong bra sales that resulted from the launch of our Hanes Ultimate and Hanes Platinum lines in the retail channel;

•	Increased sales of Maidenform and Bali products; and

•	Increased sales of other basics products in spite of a retail inventory adjustment at a major retailer.
Increased operating profit margins for the third quarter of 2015 as compared to the third quarter of 2014 were driven largely by Maidenform synergies, lower input costs and cost control.
Activewear

	Quarters Ended
	October 3, 2015	September 27, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$516,804	$424,745	$92,059	21.7%
Segment operating profit	97,240	69,974	27,266	39.0
Activewear net sales increased due to the following:

•	Higher sales for our Champion branded product due to space gains at retail and a favorable retail environment for athletic apparel; and

•	The acquisition of Knights Apparel in April 2015.
Partially offset by:

•	Lower sales of Champion mass channel products; and

•	Soft sales of Hanes branded printwear products.
Operating profit within the Activewear segment increased as a result of the April 2015 acquisition of Knights Apparel, lower input costs and the continued benefits of the further development of our Innovate-to-Elevate strategy.

Direct to Consumer

	Quarters Ended
	October 3, 2015	September 27, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$106,642	$112,663	$(6,021)	(5.3)%
Segment operating profit	11,756	16,629	(4,873)	(29.3)
Direct to Consumer segment net sales and operating margin were lower due to reduced customer traffic at outlet stores.
International

	Quarters Ended
	October 3, 2015	September 27, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$300,400	$215,010	$85,390	39.7%
Segment operating profit	34,821	28,826	5,995	20.8
Net sales in the International segment were higher as a result of the following:

•	Incremental sales of Hanes Europe products following its acquisition in August 2014; and

•	Sales increases in Asia due to space gains.
Offset by:

•	$23 million unfavorable impact of foreign currency exchange rates and

•	The exit of a significant retailer in Canada.
Operating profit increased primarily due to higher Europe sales volume, partially offset by foreign currency exchange rates.
Corporate
Corporate expenses were comprised primarily of certain administrative costs and acquisition, integration and other action related charges totaling $43 million in the third quarter of 2015 as compared to $63 million for the third quarter of 2014. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, infrastructure (including information technology), and similar charges. Foundational costs are expenses associated with building infrastructure to support and integrate current and future acquisitions, primarily consisting of information technology spend.

	Quarters Ended
	October 3, 2015	September 27, 2014
	(dollars in thousands)
Acquisition and integration costs:
Maidenform	$13,318	$26,074
Hanes Europe	13,725	33,165
Knights Apparel	4,185	—
Total acquisition and integration costs	31,228	59,239
Foundational costs	8,979	820
Other costs	2,580	3,076
	$42,787	$63,135

Condensed Consolidated Results of Operations — Nine Months Ended October 3, 2015 Compared with Nine Months Ended September 27, 2014

	Nine Months Ended
	October 3, 2015	September 27, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$4,321,992	$3,802,150	$519,842	13.7%
Cost of sales	2,726,786	2,443,304	283,482	11.6
Gross profit	1,595,206	1,358,846	236,360	17.4
Selling, general and administrative expenses	1,158,014	926,042	231,972	25.0
Operating profit	437,192	432,804	4,388	1.0
Other expenses	1,930	1,890	40	2.1
Interest expense, net	87,263	66,465	20,798	31.3
Income before income tax expense	347,999	364,449	(16,450)	(4.5)
Income tax expense	38,307	49,367	(11,060)	(22.4)
Net income	$309,692	$315,082	$(5,390)	(1.7)%
Net Sales
Net sales increased 14% in the nine months of 2015 compared to the same period of 2014 as a result of the following:

•	Acquisition of Hanes Europe in August 2014, which added an incremental $431 million of net sales;

•	Acquisition of Knights Apparel in April 2015, which added an incremental $121 million of net sales; and

•	Higher net sales of our Gear For Sports business, which is in our Activewear segment.
Offset by:

•
Lower sales in our Innerwear segment due to lower sales of Intimates products driven by a short-term shipment reduction as we executed our brand consolidation strategy at retail earlier in the year; and

•	Unfavorable foreign currency exchange rates. Excluding the impact of foreign currency reductions, consolidated net sales and International segment net sales increased 15% and 98%, respectively.
Gross Profit
Our gross profit was higher for the nine months of 2015 as compared to the same period in 2014 as we continue to integrate our recent acquisitions. Additionally, we continue to maintain strong profit margins in our core business because of our supply chain efficiencies coupled with lower input costs and our Innovate-to-Elevate strategy that allows us to combine our brand and supply chain strengths with product innovation. Higher distribution costs for the nine months of 2015 compared to 2014 partially offset gross margin growth driven by our acquisitions. Included with gross profit in the nine months of 2015 and 2014 are charges of $48 million and $41 million, respectively, related to acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 26.8% for the nine months of 2015 compared to 24.4% in the same period of 2014. The higher selling, general and administrative expenses were primarily attributable to charges of $164 million related to acquisition, integration and other action related costs in the nine months of 2015, whereas we incurred $89 million of acquisition, integration and other action related costs in the nine months of 2014. Also included in 2015 were selling, general and administrative costs totaling $217 million and $13 million related to Hanes Europe and Knights Apparel, respectively. Exclusive of the impact of higher acquisition, integration and other action related costs and the purchases of Hanes Europe and Knights Apparel, selling, general and administrative expenses were lower due to improved expense management.
Other Highlights
Interest Expense – higher by $21 million for the nine months of 2015 compared to the nine months of 2014 primarily due to higher debt balances related to the acquisition of Knights Apparel and our investment in working capital. Our weighted average interest rate on our outstanding debt was 3.80% during the nine months of 2015 whereas the similar rate for the nine months of 2014 was 4.06%.

Income Tax Expense – our effective income tax rate was 11% and 13.5% for the nine months of 2015 and 2014, respectively.  The third quarter of 2015 included net income tax benefits of approximately $56 million resulting from the completion of the Internal Revenue Service audit examination of the 2011 and 2012 tax years and the remeasurement of certain unrecognized tax benefits.  Offsetting these tax benefits, we have also elected to repatriate approximately $200 million of current year foreign earnings. The third quarter of 2014 included net discrete tax benefits of approximately $9 million primarily related to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statute limitations.
Operating Results by Business Segment — Nine Months Ended October 3, 2015 Compared with Nine Months Ended September 27, 2014

	Net Sales		Operating Profit
	Nine Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(dollars in thousands)
Innerwear	$1,990,979	$2,007,794	$443,589	$412,515
Activewear	1,193,057	1,037,063	191,476	151,178
Direct to Consumer	289,674	300,729	21,432	26,526
International	848,282	456,564	77,941	52,946
Corporate	—	—	(297,246)	(210,361)
Total net sales	$4,321,992	$3,802,150	$437,192	$432,804
Innerwear

	Nine Months Ended
	October 3, 2015	September 27, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,990,979	$2,007,794	$(16,815)	(0.8)%
Segment operating profit	443,589	412,515	31,074	7.5

The lower net sales in our Innerwear segment primarily resulted from the following:

•	Lower net sales of intimates products due to a soft retail sales environment and the short-term pressures from our announced brand consolidation efforts primarily in the second quarter; and

•	Lower net sales of hosiery products.
Offset by:

•	Higher sales of basics products in spite of a retail inventory adjustment at a major retailer.

Efficiency gains from our supply chain, our Innovate-to-Elevate strategy and lower input costs continued to drive margin expansion in our Innerwear segment. Higher distribution expenses offset a portion of the margin improvement. Selling, general and administrative costs in the first nine months of 2015 were lower than the corresponding period in 2014 due to synergies gained from the Maidenform acquisition.
Activewear

	Nine Months Ended
	October 3, 2015	September 27, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,193,057	$1,037,063	$155,994	15.0%
Segment operating profit	191,476	151,178	40,298	26.7
The higher net sales in our Activewear segment is attributable to the following:

•	Higher net sales in Gear for Sports business due to net space gains and higher sales volume;

•	Higher net sales of our Champion branded products at retail; and

•	The acquisition of Knights Apparel.

Margin expansion was driven by higher sales volume and further development of our Innovate-to-Elevate strategy in our Activewear segment as we are able to increase our price per unit with product innovations and reduce our cost per unit.
Direct to Consumer

	Nine Months Ended
	October 3, 2015	September 27, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$289,674	$300,729	$(11,055)	(3.7)%
Segment operating profit	21,432	26,526	(5,094)	(19.2)
Direct to Consumer segment net sales and operating margin were lower due to reduced consumer traffic at outlet stores.
International

	Nine Months Ended
	October 3, 2015	September 27, 2014	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$848,282	$456,564	$391,718	85.8%
Segment operating profit	77,941	52,946	24,995	47.2
Net sales in the International segment were higher as a result of the following:

•	Incremental sales of Hanes Europe products as a result of its acquisition in August 2014; and

•	Higher sales volume in Asia due to net space gains.
Offset by:

•	$54 million unfavorable impact of foreign currency exchange rates; and

•	The exit of a significant retailer in Canada.
Operating profit increased primarily due to higher sales volume, partially offset by foreign currency exchange rates.
Corporate

Corporate expenses were comprised primarily of certain administrative costs and acquisition, integration and other action related charges totaling $212 million for the nine months ended October 3, 2015 as compared to $130 million for the comparable period in 2014. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, infrastructure (including information technology), and similar charges. Foundational costs are expenses associated with building infrastructure to support and integrate current and future acquisitions; primarily consisting of information technology spend. A significant majority of Other costs are non-cash and relate to the exit of our commercial sales organization in the China market. The main factors that drove the decision to exit the China market were primarily related to the fragmented underwear market and business practices for innerwear and activewear in China that were not conducive to our wholesale business model. Exiting China is immaterial to our consolidated financial results and inconsequential to the International business.

	Nine Months Ended
	October 3, 2015	September 27, 2014
	(dollars in thousands)
Acquisition and integration costs:
Maidenform	$28,175	$72,473
Hanes Europe	111,522	33,165
Knights Apparel	11,988	—
Total acquisition and integration costs	151,685	105,638
Foundational costs	28,616	3,430
Other costs	31,680	20,749
	$211,981	$129,817

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
At October 3, 2015, we had $830 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $188 million of borrowing availability under our international loan facilities, $285 million in cash and cash equivalents and $17 million of borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
On October 23, 2015, we increased the borrowing capacity on the Term Loan A Facility by $300 million at similar terms to those previously in place.
We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. We expect our cash deployment strategy in the future will include a mix of dividends, acquisitions and share repurchases.
Dividends
As part of our cash deployment strategy, in January 2015, April 2015 and July 2015 our Board of Directors declared a regular quarterly dividend of $0.10 per share, which were paid in March 2015, June 2015 and September 2015, respectively. On October 27, 2015, our Board of Directors authorized a regular quarterly dividend of $0.10 per share to be paid December 8, 2015 to stockholders of record at the close of business on November 17, 2015.
In addition, on March 3, 2015, we implemented a four-for-one stock split on our common stock in the form of a 300% stock dividend to stockholders of record at the close of business on February 9, 2015.
Share Repurchase Program

On April 28, 2015, our Board of Directors amended our existing share repurchase program to reflect the effect of the four-for-one stock split on our common stock that occurred on March 3, 2015.  We resumed repurchasing Company common stock in the open market during the third quarter of 2015 under a program previously announced in 2007. Our Board of Directors authorized up to 40,000 shares to be repurchased in open-market transactions, and such repurchases are subject to market conditions, legal requirements and other factors. During the quarter ended October 3, 2015, we entered into transactions to repurchase 10.7 million shares at a weighted average repurchase price of $29.15 per share. The shares were repurchased at a total cost of $311 million, of which $5 million settled in the fourth quarter of 2015. At October 3, 2015, the remaining repurchase authorization totaled 18 million shares. The program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time at our discretion.
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

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the nine months ended October 3, 2015 and September 27, 2014 was derived from our condensed consolidated financial statements.

	Nine Months Ended
	October 3, 2015	September 27, 2014
	(dollars in thousands)
Operating activities	$(87,154)	$215,321
Investing activities	(251,350)	(403,312)
Financing activities	386,404	292,701
Effect of changes in foreign currency exchange rates on cash	(3,160)	(4,741)
Change in cash and cash equivalents	44,740	99,969
Cash and cash equivalents at beginning of year	239,855	115,863
Cash and cash equivalents at end of period	$284,595	$215,832
Operating Activities
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income, as well as changes in our working capital. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to prior year, the lower net cash from operating activities is due to changes in working capital, specifically related to inventory, accounts receivable, accounts payable and a $100 million voluntary contribution to our pension plan.
Investing Activities
The lower net cash used in investing activities is the result of the Hanes Europe acquisition in August 2014 offset by the acquisition of Knights Apparel in April 2015.
Financing Activities
The higher net cash from financing activities was primarily the result of higher net borrowings on our loan facilities, specifically due to new borrowings under the Senior Secured Credit Facility.
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
As of October 3, 2015, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with these covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2015 or other SEC filings could cause noncompliance.
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
Recently Issued Accounting Pronouncements
Measurement Period Adjustments
In September 2015, the FASB issued new accounting rules, which simplify the accounting for measurement period adjustments by eliminating the requirements to restate prior period financial statements for these adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard, which should be applied prospectively to measurement period adjustments that occur after the effective date, is effective for us in the first quarter of 2016. We do not expect the adoption of the new accounting rules to have a material impact on our financial condition, results of operations or cash flows.
Revenue from Contracts with Customers
In July 2015, the FASB delayed effective dates for the new accounting rules related to revenue recognition for contracts with customers by one year. The new standard will be effective for us in the first quarter of 2018 with retrospective application required. We are currently in the process of evaluating the impact of adoption of the new rules on our financial condition, results of operations and cash flows.
Inventory
In July 2015, the FASB issued new accounting rules, which require inventory to be recorded at the lower of cost or net realizable value. The new standard will be effective for us in the first quarter of 2017. We do not expect the adoption of the new accounting rules to have a material impact on our financial condition, results of operations or cash flows.
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
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We excluded our wholly owned subsidiary, Knights Apparel, from our assessment of internal control over financial reporting as of October 3, 2015 because our control over the operation was acquired in a purchase combination during 2015.

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

On September 9, 2015, Richard A. Noll, our Chairman and Chief Executive Officer, established a stock trading plan that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and our insider trading policy.

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
Date: October 29, 2015

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

10.1	Second Amendment and Joinder Agreement, dated as of October 23, 2015 to Third Amended and Restated Credit Agreement dated April 29, 2015.

31.1	Certification of Richard A. Noll, Chief Executive Officer.

31.2	Certification of Richard D. Moss, Chief Financial Officer.

32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.

32.2	Section 1350 Certification of Richard D. Moss, Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

E-1