Form 10-K
period 2016-01-02
Hanesbrands Inc.
filed 2016-02-05
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 2, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $13,577,320,340 (based on the closing price of the common stock of $33.96 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).
As of February 2, 2016, there were 391,670,911 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2016 annual meeting of stockholders.

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
Company Overview
Hanesbrands Inc., a Maryland corporation (collectively with its subsidiaries, “Hanesbrands,” “we,” “us,” “our” or the “Company”), is a socially responsible manufacturer and marketer of leading everyday basic apparel under some of the world’s strongest apparel brands, including Hanes, Champion, Maidenform, DIM, Playtex, Bali, JMS/Just My Size, Nur Die/Nur Der, L’eggs, Lovable, Wonderbra, Flexees, Lilyette and Gear for Sports.
We sell bras, panties, shapewear, hosiery, men’s underwear, children’s underwear, socks, T-shirts and other activewear in the Americas, Asia, Australia and Europe. In the United States, we sell more units of intimate apparel, male underwear and children’s underwear than any other company. Unlike most apparel companies, Hanesbrands primarily operates its own manufacturing facilities. More than 80 percent of the apparel units that we sell in the United States are manufactured in our own plants or those of dedicated contractors.
We have a long history of innovation, product excellence and brand recognition. In fact, more than 80 percent of U.S. households have our products in them. We revolutionized Tagless T-shirts and underwear, we invented the sports bra, we were the first to advertise a bra on national television (Playtex). We are now using our Innovate-to-Elevate strategy to integrate our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher valued products while lowering production costs. Our Tagless apparel platform, ComfortFlex Fit bra platform, ComfortBlend fabric platform and temperature-control X-Temp fabric platform incorporate big-idea innovation to span brands, product categories, business segments, retailer and distribution channels and geographies.
Founded in 1901, we were organized as a Maryland corporation in 2005 and spun off from Sara Lee Corporation in 2006, at which time we became an independent, publicly-traded corporation. Since then, we have used strategic acquisitions to expand our brand portfolio. In November 2010, we expanded our activewear portfolio through the acquisition of GearCo, Inc., known as Gear for Sports, a leading seller of licensed logo apparel in collegiate bookstores and other channels. In October 2013, we acquired Maidenform Brands Inc., a global intimate apparel company, including the brands Maidenform, Flexees and Lilyette. We acquired another portfolio of strong brands including DIM, Nur Die/Nur Der, Lovable, Shock Absorber and Abanderado through the August 2014 acquisition of DBA Lux Holding S.A. (“Hanes Europe Innerwear”), a leading marketer of intimate apparel, hosiery and underwear in Europe. Most recently, in April 2015, we acquired Knights Holdco, Inc. (“Knights Apparel”), a leading seller of licensed collegiate logo apparel primarily in the mass retail channel. We believe these acquisitions will create growth and cost savings opportunities and increased scale to serve retailers.
We take great pride in our strong reputation for ethical business practices and the success of our Hanes for Good corporate responsibility program for community and environmental improvement. Hanesbrands was a U.S. Environmental Protection Agency Energy Star Sustained Excellence Award winner for 2012-2015 and Partner of the Year winner in 2010 and 2011. We have significant goals for reducing our energy use, carbon emissions and water use and publicly report our progress. We are also a recognized leader for our community-building, philanthropy and workplace practices. More information about our Hanes for Good corporate responsibility initiatives may be found at www.HanesForGood.com.
Our fiscal year ends on the Saturday closest to December 31. All references to “2015”, “2014” and “2013” relate to the 52 week fiscal year ended on January 2, 2016, the 53 week fiscal year ended on January 3, 2015, and the 52 week fiscal year ended on December 28, 2013, respectively. A significant subsidiary of ours, DBA Lux Holding S.A. (“Hanes Europe Innerwear”), had a 53 week fiscal year ended on January 2, 2016 as a result of aligning Hanes Europe Innerwear’s year end with ours in the year after acquisition. The difference in reporting one additional week of financial information for Hanes Europe Innerwear did not have a material impact on our financial condition, results of operations or cash flows.
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

Champion is our second-largest brand. For nearly 100 years, Champion has been outfitting athletes in authentic, high-quality athletic apparel, including high-performance sports bras, team uniforms and gym essentials like classic T-shirts, mesh shorts and fleece hoodies. An industry leader in quality, design and performance innovation, Champion provides athletes with mobility, durability and up-to-date styles - in and out of the gym, on and off the field. Champion has also collaborated on premium apparel items through an exclusive collection with Todd Snyder, a limited edition men’s apparel line for Urban Outfitters and custom specialty items for Supreme. In addition, we distribute a full line of men’s, women’s and children’s C9 by Champion products exclusively through Target Corporation (“Target”) stores.
Our brand portfolio also includes a number of iconic intimate apparel brands: Bali offers a range of bras, panties and shapewear sold in the department store channel and is the number one bra brand in department stores. Playtex is America’s number one plus-size bra brand. Playtex offers superior fit and support for women of all sizes and is sold everywhere from mass merchandise retailers to department stores. DIM is a flagship European brand and a market leader in women’s underwear, hosiery and intimate apparel in France. Maidenform is the number one shapewear brand in America and has been trusted for modern, sensual style in bras, panties and shapewear since 1922.
In addition, we offer a variety of products under the following well-known brands: JMS/Just My Size, Nur Die/Nur Der, L’eggs, Wonderbra, Gear for Sports, Lilyette and Loveable.
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
The following table summarizes our operating segments by product category:

Segment	Primary Products	Primary Brands
Innerwear	Intimate apparel, such as bras and shapewear	Maidenform, Bali, Playtex, Hanes, JMS/Just My Size, Lilyette, Wonderbra, Donna Karan,* DKNY*
	Men’s underwear, women’s panties, children’s underwear and socks	Hanes, Champion, Maidenform, Bali and Polo Ralph Lauren*
	Hosiery	L'eggs, Hanes, Maidenform, JMS/Just My Size, Donna Karan,* DKNY*

Activewear	T-shirts, fleece, sport shirts, performance T-shirts and shorts, sports bras and thermals	Champion, Hanes, JMS/Just My Size, Hanes Beefy-T, Gear for Sports, Duofold

Direct to Consumer	Activewear, men’s underwear, children’s underwear, intimate apparel, socks and hosiery	Hanes, Bali, Maidenform, Champion, Playtex, Lilyette, JMS/Just My Size, L’eggs

International	Activewear, men’s underwear, children’s underwear, intimate apparel, socks and hosiery
DIM, Playtex, Hanes, Champion, Nur Die/Nur Der, Lovable, Wonderbra, Maidenform, Shock Absorber, Abanderado, Zorba, Rinbros, Kendall,* Sol y Oro, Polo Ralph Lauren,* Fila,* Bellinda, Edoo, Track N Field, Donna Karan,* DKNY*

*	Brand used under a license agreement.
Financial information regarding Hanesbrands’ segments is included in Note “Business Segment Information,” to our financial statements included in this Annual Report on Form 10-K.
Innerwear
The Innerwear segment focuses on core apparel products, such as intimate apparel, men’s underwear, panties, children’s underwear, socks and hosiery marketed under well-known brands that are trusted by consumers. We are the intimate apparel category leader in the United States with our Hanes, Maidenform, Bali, Playtex, JMS/Just My Size, L’eggs, Wonderbra, Lilyette, Donna Karan and DKNY brands, and we are also the leading manufacturer and marketer of men’s underwear and children’s underwear in the United States under the Hanes, Champion and Polo Ralph Lauren brands and women’s sheer hosiery under the L’eggs, Hanes, Maidenform, JMS/Just My Size, Donna Karan and DKNY brands. During 2015, net sales from our Innerwear segment were $2.6 billion, representing approximately 46% of total net sales.
Activewear
We are a leader in the activewear market through our Champion, Hanes, JMS/Just My Size and Duofold brands, where we sell products such as T-shirts and fleece to both retailers and wholesalers. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 by Champion, at Target stores. We also license our Champion name for footwear and sports accessories. In our branded printwear category, we supply our T-shirts, sport shirts and fleece products, including brands such as Hanes, Champion and Hanes Beefy-T, to customers, primarily wholesalers, who then resell to screen printers and embellishers. We also sell licensed logo apparel in the mass retail channel and in collegiate bookstores and other channels under our Gear for Sports and Champion brands. We also sell licensed collegiate logo apparel primarily in the mass retail channel under our Knights Apparel brand. We also offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and JMS/Just My Size brands. The JMS/Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. During 2015, net sales from our Activewear segment were $1.6 billion, representing approximately 27% of total net sales.
Direct to Consumer
Our Direct to Consumer operations include our domestic Company-operated outlet stores and website operations that sell our branded products directly to consumers in the United States. As of January 2, 2016, we had 252 outlet stores in the United States and operated websites under the Hanes, One Hanes Place, JMS/Just My Size, Champion and Maidenform names. During 2015, net sales from our Direct to Consumer segment were $388 million, representing approximately 7% of total net sales.
International
Our International segment includes products that span across the Innerwear and Activewear reportable segments and are primarily marketed under the DIM, Playtex, Hanes, Champion, Nur Die/Nur Der, Loveable, Wonderbra, Maidenform, Shock Absorber, Abanderado, Zorba, Rinbros, Kendall, Sol y Oro, Lilyette, Polo Ralph Lauren, Fila, Bellinda, Edoo, Track N Field, Ritmo, Donna Karan and DKNY brands. Our Innerwear brands are market leaders across Western and Central Europe. In the intimate apparel category, we hold the number one market share in France and Spain and the number two market share in Italy. We are also the category leader in men’s underwear in France and Spain, and in hosiery in France and Germany. During 2015, net sales from our International segment were $1.1 billion, representing approximately 20% of total net sales and included sales in Europe, Asia, Latin America, Canada, Australia, the Middle East, Africa and the Caribbean. Our largest international markets are Europe, Japan, Canada, Mexico, Brazil and Australia.
Customers and Distribution Channels
In 2015, approximately 80% of our net sales were to customers in the United States and approximately 20% were to customers outside the United States. Domestically, almost 87% of our net sales were wholesale sales to retailers, 9% were direct to consumers and 4% were wholesale sales to wholesalers and third party embellishers. We have well-established relationships with some of the largest apparel retailers in the world. Our largest customers are Wal-Mart Stores, Inc. (“Wal-Mart”), Target and Kohl’s Corporation (“Kohl’s”), accounting for 23%, 15% and 5%, respectively, of our total net sales in 2015. As is common in the basic apparel industry, we generally do not have purchase agreements that obligate our customers to purchase our products. However, all of our key customer relationships have been in place for 10 years or more. Wal-Mart and Target are our only customers with sales that exceed 10% of any individual segment’s sales. In our Innerwear segment, Wal-Mart accounted for 35% of net sales and Target accounted for 17% of net sales during 2015. In our Activewear segment, Target accounted for 28% of net sales and Wal-Mart accounted for 21% of net sales.
Sales to the mass merchant channel in the United States accounted for approximately 49% of our net sales in 2015. We sell all of our product categories in this channel, including our Hanes, Champion, Playtex, Maidenform and JMS/Just My Size brands, as well as licensed logo apparel. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Wal-Mart and Target. Our largest mass merchant customer is Wal-Mart, which accounted for approximately 23% of our total net sales in 2015.
Sales to the mid-tier and department stores channel in the United States accounted for approximately 15% of our net sales in 2015. Mid-tier stores target a higher-income consumer than mass merchants, focus more of their sales on apparel items rather than other consumer goods such as grocery and drug products and are characterized by large retailers such as Kohl’s, J.C. Penney Company, Inc. and Sears Holdings Corporation. We sell all of our product categories in this channel. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than mid-tier stores or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s, Inc. and Belk, Inc. We sell products in our intimate apparel, underwear, socks, hosiery and activewear categories through department stores. We also sell products in the e-commerce environment through our owned e-commerce websites and through e-commerce retailers such as Amazon.
Sales in our Direct to Consumer segment accounted for approximately 7% of our net sales in 2015. We sell our branded products directly to consumers through our 252 domestic outlet stores, as well as our websites operating under the Hanes, One Hanes Place, JMS/Just My Size, Champion and Maidenform names. Our outlet stores are value-based, offering the consumer a savings of 25% to 40% off suggested retail prices, and sell first-quality, excess, post-season, obsolete and slightly imperfect products. Our websites, supported by emails, address the growing e-commerce channel that characterizes today’s 24/7 retail environment. Our websites recorded 36 million user sessions in 2015, with 8 million consumers receiving our emails.
Sales in our International segment represented approximately 20% of our net sales in 2015, and included sales in Europe, Asia, Latin America, Canada, Australia, the Middle East, Africa and the Caribbean. Our largest international markets are Europe, Japan, Canada, Mexico, Brazil and Australia. We also have offices in each of these markets, as well as the Philippines, Thailand, Argentina, South Africa and Central America. Internationally, the majority of our net sales were wholesale sales to retailers. For more information about our sales on a geographic basis, see Note, “Geographic Area Information,” to our financial statements.
Sales in other channels in the United States represented approximately 9% of our net sales in 2015. We sell T-shirts, golf and sport shirts and fleece sweatshirts to wholesalers and third party embellishers primarily under our Hanes, Champion and Hanes Beefy-T brands. We also sell a significant range of our underwear, activewear and socks products under the Champion brand to wholesale clubs, such as Costco Wholesale Corporation, and sporting goods stores, such as The Sports Authority, Inc. We sell primarily legwear and underwear products under the Hanes and L’eggs brands to food, drug and variety stores. We also sell licensed logo apparel in collegiate bookstores. We sell products that span across our Innerwear and Activewear segments to the U.S. military for sale to servicemen and servicewomen and through discount retailers, such as the Dollar General Corporation and Family Dollar Stores, Inc.
Manufacturing, Sourcing and Distribution
During 2015, approximately 65% of our cost of sales were from finished goods manufactured through a combination of facilities we own and operate and facilities owned and operated by third party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We sourced the remainder of our finished goods from third party manufacturers who supply us with finished products based on our designs. In making decisions about the location of manufacturing operations and third party sources of supply, we consider a number of factors, including labor, local operating costs, quality, regional infrastructure, applicable quotas and duties and freight costs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.
Finished Goods That Are Manufactured by Hanesbrands
The manufacturing process for the finished goods that we manufacture begins with raw materials we obtain from suppliers. The principal raw materials in our product categories are cotton and synthetics. Cotton and synthetic materials are typically spun into yarn, which is then knitted into cotton, synthetic and blended fabrics. We source all of our yarn requirements from large-scale domestic and international suppliers. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with scheduled production. In addition to cotton yarn and cotton-based textiles, we use thread, narrow elastic and trim for product identification, buttons, zippers, snaps and lace. These fabrics are cut and sewn into finished products, either by us or by third party contractors. We currently operate 47 manufacturing facilities. Most of our cutting and sewing operations are strategically located in Asia, Central America and the Caribbean Basin. Alternate sources of these materials and services are readily available.
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
Distribution
As of January 2, 2016, we distributed our products from 37 distribution centers. These facilities include 16 facilities located in the United States and 21 facilities located outside the United States in regions where we manufacture our products. We internally manage and operate 26 of these facilities, and we use third party logistics providers who operate the other 11 facilities on our behalf. International distribution operations use a combination of third party logistics providers, as well as owned and operated distribution operations, to distribute goods to our various international markets.
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
Product Innovation and Marketing
A significant component of our margin-enhancing Innovate-to-Elevate strategy is our strong product research and development and innovation capabilities. From 2013 to 2015, we spent nearly $177 million on design, research and product development, including the development of new and improved products.
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

•
ComfortFlex Fit: Our ComfortFlex Fit platform is another example of our consumer-driven innovation process, where research indicated the two most significant consumer complaints in the bra category were that the consumer could not find the right size and that the consumer could not find a comfortable bra. ComfortFlex Fit effectively addresses both concerns by combining a simplified shopping system that eliminates the complicated cup-and-band combinations of traditional bra sizing systems with a more comfortable, flexible fit. We have successfully leveraged the ComfortFlex Fit platform across our Hanes, Champion, Playtex, Bali, and JMS/Just My Size brands where it is driving incremental purchases in a category where consumers typically buy only a little over three bras per year.

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
In 2015, our broad-reach marketing efforts included:

•	National advertising for our flagship Hanes brand starring Michael Jordan highlighting our Hanes Tagless tees and underwear;

•	A cross-category, multi-media Hanes advertising campaign designed to build awareness of our revolutionary X-Temp cooling technology;

•	Television and social media advertising featuring our ComfortFlex Fit bras by Hanes and Bali; and

•	Continued advertising support for our Champion brand, highlighting the new Absolute Sports Bra with SmoothTec band and our Champion Vapor fast-dying performance apparel.
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
Intellectual Property
We market our products under hundreds of trademarks and service marks in the United States and other countries around the world, the most widely recognized of which are Hanes, Champion, C9 by Champion, Maidenform, Playtex, Bali, DIM, JMS/Just My Size, L’eggs, Duofold, Nur Die/Nur Der, Wonderbra, Gear for Sports, Lilyette, Lovable, Rinbros, Shock Absorber, Abanderado and Zorba. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear and Donna Karan and DKNY intimate apparel.

Some of our own trademarks are licensed to third parties, such as Champion for athletic-oriented accessories. In the United States and Canada, the Playtex trademark is owned by Playtex Marketing Corporation, of which we own a 50% interest and which grants to us a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of apparel in the United States and Canada. The other 50% interest in Playtex Marketing Corporation is owned by Playtex Products, LLC, an unrelated third party, whose affiliate, Edgewell Personal Care Brands, LLC, has a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of non-apparel products in the United States and Canada. Outside the United States and Canada, we own the Playtex trademark and perpetually license such trademark to Edgewell Personal Care Brands, LLC for non-apparel products. Our trademarks are important to our marketing efforts and have substantial value. We aggressively protect these trademarks from infringement and dilution through appropriate measures, including court actions and administrative proceedings.
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
Geographic Financial Summary
For a summary of our operations by geographic area for each of the three most recent fiscal years, including revenues from external customers and long-lived assets, see Note, “Geographic Area Information,” to our financial statements included in this Annual Report on Form 10-K.
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
We are subject to various federal, state, local and foreign laws and regulations that govern our activities, operations and products that may have adverse environmental and health and safety effects, including laws and regulations relating to generating emissions, water discharges, waste, product and packaging content and workplace safety. Noncompliance with these laws and regulations may result in substantial monetary penalties and criminal sanctions. We are aware of hazardous substances or petroleum releases at certain of our facilities and are working with the relevant environmental authorities to investigate and address such releases. We also have been identified as a “potentially responsible party” at certain waste disposal sites undergoing investigation and cleanup under the federal Comprehensive Environmental Response, Compensation and Liability Act (commonly known as Superfund) or state Superfund equivalent programs. Where we have determined that a liability has been incurred and the amount of the loss can reasonably be estimated, we have accrued amounts in our balance sheet for losses related to these sites. Compliance with environmental laws and regulations and our remedial environmental obligations historically have not had a material impact on our operations, and we are not aware of any proposed regulations or remedial obligations that could trigger significant costs or capital expenditures in connection with such compliance.
Corporate Social Responsibility
Hanesbrands conducts business around the world in a highly ethical manner. We are protective of our strong reputation for corporate citizenship and social responsibility and proud of our significant achievements in the areas of environmental stewardship, workplace quality and community building.

We call our corporate social responsibility program “Hanes for Good” because adhering to responsible and sustainable business practices is good for our company, good for our employees, good for our communities and good for our investors. We own the majority of our supply chain and have more direct control over how we do business than many of our competitors. In fact, more than 80% of the apparel we sell in the United States is produced in facilities that we operate or control. We also have an industry-leading compliance program that helps to ensure our business partners live up to the high standards that we set for ourselves.
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
Employees
As of January 2, 2016, we had approximately 65,300 employees, approximately 7,700 of whom were located in the United States. As of January 2, 2016, approximately 30 employees in the United States were covered by collective bargaining agreements. A significant portion of our employees based in foreign countries are represented by works councils or unions or subject to trade-sponsored or governmental agreements. We believe our relationships with our employees are good.

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
Our ability to successfully integrate acquired businesses could impact our financial results.
As a leading branded apparel company, we expect to continue pursuing strategic acquisitions as part of our long-term business strategy, such as our recent acquisition of Knights Apparel. Difficulties may arise in the integration of the business and operations of businesses that we acquire and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the conversion of core operating systems, data systems and products and the standardization of business practices. Complications or difficulties in the conversion of core operating systems, data systems and products may result in the loss of customers, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from such acquisitions. Annual cost savings in each such transaction may be materially less than anticipated if the closing of the acquisition is delayed unexpectedly, the integration of operations is delayed beyond what is anticipated or the conversion to a single set of data systems is not accomplished on a timely basis.
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
The basic apparel market is highly competitive and evolving rapidly. Competition is generally based upon brand, comfort, fit, style and price. Our businesses face competition today from other large domestic and foreign corporations and manufacturers, as well as department stores and other retailers, including many of our customers, that market and sell basic apparel products under private labels that compete directly with our brands. Also, online retail shopping is rapidly evolving, and we expect competition in the e-commerce market to intensify in the future as the Internet facilitates competitive entry and comparison shopping. Increased competition may result in a loss of or a reduction in shelf space and promotional support and reduced prices, in each case decreasing our cash flows, operating margins and profitability. Our ability to identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies to gain market share and better service our customer base will, in large part, determine our future success. If we fail to compete successfully, our market share, results of operations and financial condition will be materially and adversely affected.
Our reputation, ability to do business and results of operations could be impaired by improper conduct by any of our employees, agents or business partners.
Our business is subject to federal, state, local and international laws, rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act, the False Claims Act, the Employee Retirement Income Security Act (“ERISA”), securities laws, import and export laws (including customs regulations), unclaimed property laws and many others. We cannot provide assurance our internal controls will always protect us from the improper conduct of our employees, agents and business partners. Any violations of law or improper conduct could damage our reputation and, depending on the circumstances, subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could have a material adverse impact on our business prospects, financial condition, results of operations, cash flows, and the market value of our stock.
We have a complex multinational tax structure, and changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could impact our capital deployment strategy and adversely affect our results.
We have a complex multinational tax structure with multiple types of intercompany transactions, and our allocation of profits and losses among us and our subsidiaries through our intercompany transfer pricing agreements is subject to review by the Internal Revenue Service and other tax authorities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In order to service our debt obligations, we may need to increase the portion of the income our foreign subsidiaries that we expect to remit to the United States, which may significantly increase our income tax expense. In addition, we are also subject to the continuous examination of our income tax returns and related transfer pricing documentation by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Additionally, changes in tax laws, regulations, future jurisdictional profitability of us and our subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, as well as our capital deployment strategy, which could adversely affect our results of operations.
Due to the extensive nature of our foreign operations, fluctuations in foreign currency exchange rates could negatively impact our results of operations.
A growing percentage of our total revenues (approximately 20% in 2015) is derived from markets outside the United States. We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. As a result, when the U.S. dollar weakens against any of these currencies, our cost of sales could increase substantially. Outside the United States, we may pay for materials or finished products in U.S. dollars, and in some cases a strengthening of the U.S. dollar could effectively increase our costs where we use foreign currency to purchase the U.S. dollars we need to make such payments. Changes on foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows.
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

Inability to access sufficient capital at reasonable rates or commercially reasonable terms or maintain sufficient liquidity in the amounts and at the times needed could adversely impact our business.
We rely on our cash flows generated from operations and the borrowing capacity under our Revolving Loan Facility and other external debt financings to meet the cash requirements of our business. We have significant capital requirements and will need continued access to debt capital from outside sources in order to efficiently fund the cash flow needs of our business and pursue strategic acquisitions.
Although we currently have available credit facilities to fund our current operating needs, we cannot be certain that we will be able to replace our existing credit facilities or refinance our existing or future debt at a reasonable cost when necessary. The ability to have continued access to reasonably priced credit is dependent upon our current and future capital structure, financial performance, our credit ratings and general economic conditions. If we are unable to access the capital markets at a reasonable economic cost, it could have an adverse effect on our results of operations or financial condition.
We are subject to certain risks as a result of our indebtedness.
Our indebtedness includes (i) a $1.0 billion revolving loan facility (the “Revolving Loan Facility”), a $725 million term loan a facility (the “Term Loan A Facility”), a $425 million term loan b facility (the “Term Loan B Facility”) and a €363 million term loan b facility (the “Euro Term Loan Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “Term Loan Facility,” and together with the Revolving Loan Facility, the “Senior Secured Credit Facility”), (ii) our $1 billion 6.375% Senior Notes due 2020 (the “6.375% Senior Notes”) and (iii) a $275 million accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”).
The Senior Secured Credit Facility and the indenture governing the 6.375% Senior Notes contain restrictions that affect, and in some cases significantly limit or prohibit, among other things, our ability to borrow funds, pay dividends or make other distributions, make investments, engage in transactions with affiliates, or create liens on our assets. Covenants in the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility require us to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization), or leverage ratio. These restrictions and covenants could limit our ability to obtain additional capital in the future to fund capital expenditures or acquisitions, meet our debt payment obligations and capital commitments, fund any operating losses or future development of our business affiliates, obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize our assets or conduct other necessary or prudent corporate activities. Any failure to comply with these covenants and restrictions could result in an event of default that accelerates the maturity of our indebtedness under such facilities, resulting in an adverse effect on our business.
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
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
We have a complex global supply chain and distribution network that supports our ability consistently to provide our products to our customers. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, tsunami, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we could still experience operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel in our technology group. If we cannot respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, production or supply systems, we may be late in delivering, or be unable to deliver, products to our customers. These events could result in reputational damage, lost sales, cancellation charges or excessive markdowns. All of the foregoing can have an adverse effect on our business, results of operations, financial condition and cash flows.

Our operations in international markets, and our earnings in those markets, may be affected by legal, regulatory, political and economic risks.
During 2015, net sales from our International segment were $1.1 billion, representing approximately 20% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption.
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

We may be adversely affected by unseasonal or severe weather conditions.
Our business may be adversely affected by unseasonable or severe weather conditions. Periods of unseasonably warm weather in the fall or winter, or periods of unseasonably cool and wet weather in the spring or summer, can negatively impact retail traffic and consumer spending.  In addition, severe weather events such as snow storms or hurricanes typically lead to temporarily reduced retail traffic.  Any of these conditions could result in negative point-of-sale trends for our merchandise and reduced replenishment shipments to our wholesale customers.

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
In 2015, our top 10 customers accounted for 56% of our net sales and our top two customers, Wal-Mart and Target, accounted for 23% and 15% of our net sales, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Moreover, our top customers are the largest market participants in our primary distribution channels across all of our product lines. We generally do not enter into purchase agreements that obligate our customers to purchase our products, and as a result, most of our sales are made on a purchase order basis. A decision by any of our top customers to significantly decrease the volume of products purchased from us could substantially reduce revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if any of our customers devote less selling space to apparel products, our sales to those customers could be reduced even if we maintain our share of their apparel business. Any such reduction in apparel selling space could result in lower sales and our business, results of operations, financial condition and cash flows may be adversely affected.
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
The plan assets of our pension plans, which had a loss of approximately 3% during 2015 and a return of approximately 4% during 2014, are invested mainly in domestic and international equities, bonds and real estate. We are unable to predict the variations in asset values or the severity or duration of any disruptions in the financial markets or adverse economic conditions in the United States, Europe and Asia. The funded status of these plans, and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 104% funded as of January 2, 2016. Any downward pressure on the asset values of these plans may require us to fund obligations earlier than we had originally planned, which would have a negative impact on cash flows from operations.
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
As of January 2, 2016, we had approximately $834 million of goodwill and $701 million of trademarks and other identifiable intangibles on our balance sheet, which together represent 27% of our total assets. No impairment was identified in 2015. Changes in the future outlook of a business unit could result in an impairment loss, which could have a material adverse effect on our results of operations and financial condition.

Our balance sheet includes a significant amount of deferred tax assets. We must generate sufficient future taxable income to realize the deferred tax benefits.
As of January 2, 2016, we had approximately $374 million of net deferred tax assets on our balance sheet, which represents 7% of our total assets. Deferred tax assets relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income). The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax benefits will not be realized. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowances against our deferred tax assets, which would cause an increase in our effective tax rate. A significant increase in our effective tax rate could have a material adverse effect on our financial condition or results of operations.
We had approximately 65,300 employees worldwide as of January 2, 2016, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.
We had approximately 65,300 employees worldwide as of January 2, 2016. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. Approximately 57,600 of those employees were outside of the United States. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
In addition, approximately 30 of our employees in the United States and a significant number of our international employees are members of labor organizations or are covered by collective bargaining agreements. If there were a significant increase in the number of our employees who are members of labor organizations or become parties to collective bargaining agreements, we would become vulnerable to a strike, work stoppage or other labor action by these employees that could have an adverse effect on our business.
Anti-takeover provisions of our charter and bylaws, as well as Maryland law, may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.
Our charter permits our Board of Directors, with the approval of a majority of the entire Board and without stockholder approval, to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue. In addition, our Board of Directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, conversion or other rights, voting powers and other terms of the classified or reclassified shares. Our Board of Directors could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. Our charter also provides that a director may be removed at any time, but only for cause, as defined in our charter, and then only by the affirmative vote of at least two thirds of the votes entitled to be cast generally in the election of directors. We have also elected to be subject to certain provisions of Maryland law that provide that any and all vacancies on our Board of Directors may only be filled by the affirmative vote of a majority of our remaining directors, even if they do not constitute a quorum, and that any director elected to fill a vacancy shall serve for the remainder of the full term of the directorship in which the vacancy occurred. Under Maryland law, our Board of Directors also is permitted, without stockholder approval, to implement a classified board structure at any time.
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
The chart below lists our executive officers and is followed by biographical information about them. Each of our executive officers is elected annually by the Board of Directors to serve until his or her successor is elected and qualifies or until his or her death, resignation or removal. No family relationship exists between any of our directors or executive officers.

Name	Age	Positions
Richard A. Noll	58	Chairman of the Board of Directors and Chief Executive Officer
Gerald W. Evans, Jr.	56	Chief Operating Officer
Richard D. Moss	58	Chief Financial Officer
Joia M. Johnson	55	Chief Legal Officer, General Counsel and Corporate Secretary
W. Howard Upchurch	51	Group President, Innerwear Americas
John T. Marsh	50	Group President, Global Activewear
Michael E. Faircloth	50	President, Chief Global Supply Chain and Information Technology Officer
Elizabeth L. Burger	45	Chief Human Resources Officer
M. Scott Lewis	45	Chief Accounting Officer and Controller
Richard A. Noll has served as Chairman of the Board of Directors since January 2009, as our Chief Executive Officer since April 2006 and as a director since our formation in September 2005. Previously in his career, Mr. Noll led the turnarounds of several Sara Lee Corporation bakery and apparel businesses, consulted for Strategic Planning Associates, and began his career as a systems programmer. Mr. Noll currently serves as lead director of The Fresh Market, Inc., a specialty grocery retailer, and is also a member of the Business Roundtable.
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
Joia M. Johnson has served as our Chief Legal Officer, General Counsel and Corporate Secretary since January 2007, a position previously known as Executive Vice President, General Counsel and Corporate Secretary. From May 2000 until January 2007, Ms. Johnson served as Executive Vice President, General Counsel and Corporate Secretary of RARE Hospitality International, Inc., an owner, operator and franchisor of national chain restaurants acquired by Darden Restaurants, Inc. in

October 2007. Ms. Johnson currently serves on the Board of Directors of Crawford & Company, the world’s largest independent provider of claims management solutions to the risk management and insurance industry.
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
Michael E. Faircloth has served as our President, Chief Global Supply Chain and Information Technology Officer since 2014. From 2010 to 2014, he served as our Chief Global Operations Officer (a position previously known as President, Chief Global Supply Chain Officer). Prior to his appointment as Chief Global Operations Officer, Mr. Faircloth served as our Senior Vice President, Supply Chain Support from October 2009 to November 2010, as our Vice President, Supply Chain Support from March 2009 to September 2009 and as our Vice President of Engineering & Quality from July 2006 to March 2009. Prior to the completion of the Company’s spin off from Sara Lee, Mr. Faircloth served as Vice President, Industrialization of Sara Lee.
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
M. Scott Lewis has served as the Company’s Chief Accounting Officer and Controller since May 2015. Mr. Lewis joined the Company in 2006 as Director, External Reporting and was promoted in 2011 to Vice President, External Reporting, promoted in 2013 to Vice President, Financial Reporting and Accounting, and promoted in December 2013 to Vice President, Tax. Prior to joining the Company, Mr. Lewis served as senior manager with the accounting, audit and tax consulting firm KPMG.

Item 2.	Properties
We own and lease properties supporting our administrative, manufacturing, distribution and direct outlet activities. As of January 2, 2016, we owned and leased properties in 37 countries, including 47 manufacturing facilities and 37 distribution centers, as well as office facilities. The leases for these properties expire between 2016 and 2057, with the exception of some seasonal warehouses that we lease on a month-by-month basis. As of January 2, 2016, we also operated 252 direct outlet stores in the United States and the Commonwealth of Puerto Rico and 144 retail and outlet stores internationally, most of which are leased under five-year, renewable lease agreements and several of which are leased under 10-year agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.
We own our approximately 470,000 square-foot headquarters located in Winston-Salem, North Carolina, which houses our various sales, marketing and corporate business functions. Research and development as well as certain product-design functions also are located in Winston-Salem, while other design functions are located in a mix of leased and owned facilities in New York City and Lenexa, Kansas.
Our products are manufactured through a combination of facilities we own and operate and facilities owned and operated by third party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We source the remainder of our finished goods from third party manufacturers who supply us with finished products based on our designs. Our most significant manufacturing facilities include an approximately 1.1 million square-foot owned facility located in San Juan Opico, El Salvador, an approximately 1.1 million square-foot owned facility located in Nanjing, China and an approximately 600,000 square-foot owned facility located in Bonao, Dominican Republic. We distribute our products from 37 distribution centers. These facilities include 16 facilities located in the United States and 21 facilities located outside the United States in regions where we manufacture our products. Our most significant distribution facilities include an approximately 1.3 million square-foot leased facility located in Perris, California, an approximately 0.9 million square-foot leased facility located in Rural Hall, North Carolina and an approximately 0.7 million square-foot owned facility located in Martinsville, Virginia.

The following table summarizes the properties primarily used by our segments as of January 2, 2016:

	Owned Square Feet	Leased Square Feet	Total
Properties by Segment (1)
Innerwear	3,629,813	5,000,201	8,630,014
Activewear	2,458,519	2,706,451	5,164,970
Direct to Consumer	—	1,884,808	1,884,808
International	2,755,259	1,647,937	4,403,196
Totals	8,843,591	11,239,397	20,082,988

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
Market for our Common Stock
Our common stock currently is traded on the New York Stock Exchange, or the “NYSE,” under the symbol “HBI.” We have not made any unregistered sales of our equity securities.
The following table sets forth the high and low sales prices for our common stock as reported by the NYSE for each quarter during the last two fiscal years. All per share amounts and number of shares presented below reflect the four-for-one stock split that was effected in the first quarter of fiscal 2015.

	High	Low
2015
Quarter Ended April 4, 2015	$34.80	$26.28
Quarter Ended July 4, 2015	$34.78	$30.42
Quarter Ended October 3, 2015	$34.67	$26.32
Quarter Ended January 2, 2016	$33.24	$25.92

2014
Quarter Ended March 29, 2014	$19.11	$15.89
Quarter Ended June 28, 2014	$24.70	$18.03
Quarter Ended September 27, 2014	$27.41	$23.90
Quarter Ended January 3, 2015	$28.72	$24.93
Holders of Record
On February 2, 2016, there were 22,091 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 110,464 beneficial owners of our common stock as of February 2, 2016.
Dividends
As part of our cash deployment strategy, in 2013, our Board of Directors declared our first dividends of $0.05 per share on outstanding common stock, which were paid in 2013. Prior to that declaration, we had not paid a cash dividend on our common stock.
In 2014, our Board of Directors authorized regular quarterly cash dividends of $0.075 per share, which were paid in 2014.
In January 2015, our Board of Directors increased our regular quarterly dividend rate to $0.10 per share on outstanding common stock. During our 2015 fiscal year, regular quarterly cash dividends of $0.10 per share were paid on March 3, 2015, June 11, 2015, September 9, 2015 and December 8, 2015.
In January 2016, our Board of Directors increased our regular quarterly dividend rate to $0.11 per share on outstanding common stock and declared a regular quarterly cash dividend to be paid on March 8, 2016 to stockholders of record at the close of business on February 16, 2016.
In March 2015, we effected a four-for-one stock split in the form of a stock dividend to stockholders of record as of the close of business on February 9, 2015. All references to the number of common shares outstanding, per share amounts and share options data have been restated to reflect the effect of the split for all periods presented.
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

Issuer Repurchases of Equity Securities
The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliate purchaser of the Company, of shares of the Company’s common stock during the year ended January 2, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased under the Program
As of January 3, 2015	11,348,496	$—	11,348,496	28,651,504
January 4, 2015 to April 4, 2015	—	—	—	28,651,504
April 5, 2015 to July 4, 2015	—	—	—	28,651,504
July 5, 2015 to October 3, 2015	10,665,148	29.15	10,665,148	17,986,356
October 4, 2015 - November 7, 2015	1,482,829	27.22	1,482,829	16,503,527
November 8, 2015 - December 5, 2015	—	—	—	16,503,527
December 6, 2015 - January 2, 2016	—	—	—	16,503,527
Total 2015	23,496,473		23,496,473

(1) On February 1, 2007, the Company announced that the Board of Directors granted authority for the repurchase of up to 40 million shares of the Company’s common stock. As of January 2, 2016, there were 16.5 million remaining share repurchase authorizations for this plan.
(2) Average price paid per share for shares purchased as part of our publicly-announced plan.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative return of the S&P 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested in our common stock and each index on December 31, 2010. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of January 2, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
Plan Category
Equity compensation plans approved by security holders	6,561,914	$13.94	18,831,779
Equity compensation plans not approved by security holders	—	—	—
Total	6,561,914	$13.94	18,831,779

(1)
The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 11,854,773 shares available under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) and 6,977,006 shares available under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006.

Item 6.	Selected Financial Data
The following table presents our selected historical financial data. The statement of income data for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 and the balance sheet data as of January 2, 2016 and January 3, 2015 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 29, 2012 and December 31, 2011 and the balance sheet data as of December 28, 2013, December 29, 2012 and December 31, 2011 has been derived from our financial statements not included in this Annual Report on Form 10-K.
The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011
	(amounts in thousands, except per share data)
Statement of Income Data:
Net sales	$5,731,549	$5,324,746	$4,627,802	$4,525,721	$4,434,291
Operating profit	595,118	563,954	515,186	440,115	447,127
Income from continuing operations	428,855	404,519	330,494	232,443	242,569
Income (loss) from discontinued operations, net of tax	—	—	—	(67,762)	24,119
Net income	$428,855	$404,519	$330,494	$164,681	$266,688

Earnings per share — basic:
Continuing Operations	$1.07	$1.01	$0.83	$0.59	$0.62
Discontinued Operations	—	—	—	(0.17)	0.06
Net income	$1.07	$1.01	$0.83	$0.42	$0.68

Earnings per share — diluted:
Continuing Operations	$1.06	$0.99	$0.81	$0.58	$0.61
Discontinued Operations	—	—	—	(0.17)	0.06
Net income	$1.06	$0.99	$0.81	$0.41	$0.67

Dividends per share	$0.40	$0.30	$0.15	$—	$—

	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$319,169	$239,855	$115,863	$42,796	$35,345
Working capital	1,413,958	1,067,753	1,047,625	986,169	1,242,715
Total assets	5,619,040	5,208,193	4,090,021	3,631,879	4,034,976
Noncurrent liabilities:
Long-term debt	2,254,162	1,613,997	1,467,000	1,317,500	1,807,777
Other noncurrent liabilities	585,078	725,010	393,617	552,346	612,729
Total stockholders’ equity	1,275,891	1,386,772	1,230,623	886,866	681,061

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•	2015 Highlights. This section discusses some of the highlights of our performance and activities during 2015.

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

Overview
Our Company
We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Maidenform, DIM, Playtex, Bali, JMS/Just My Size, Nur Die/Nur Der, L’eggs, Lovable, Wonderbra, Flexees, Lilyette, Gear for Sports, Shock Absorber, Abanderado, Zorba and Rinbros. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery. Our brands hold either the number one or number two U.S. market position by units sold in most product categories in which we compete.
Acquisitions
On April 6, 2015, we acquired Knights Apparel, a leading seller of licensed collegiate logo apparel primarily in the mass retail channel, from Merit Capital Partners. The acquisition was an all cash transaction valued at approximately $193 million on an enterprise value basis. The acquisition was funded with cash on hand and short-term borrowings under our Revolving Loan Facility. We believe the acquisition will create growth and cost savings opportunities through utilizing our low-cost supply chain. The operating results of Knights Apparel from the date of acquisition are included in our consolidated financial statements and are reported as part of our Activewear segment.
We incurred $266 million of charges in 2015 related to acquisition, integration and other action related costs. Our current estimate for pretax charges in 2016 for acquisition, integration and other actions is approximately $70 million to $100 million.
Our Segments
Our operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. The reportable segments are as follows:

•	Innerwear sells basic branded products that are replenishment in nature under the product categories of intimate apparel, men’s underwear, panties, children’s underwear, socks and hosiery.

•
Activewear sells basic branded products that are primarily seasonal in nature to both retailers and wholesalers, as well as licensed sports apparel and licensed logo apparel in collegiate bookstores, mass retailers and other channels.

•	Direct to Consumer includes our Company-operated outlet stores, catalogs and website operations that sell our branded products directly to consumers.

•	International primarily relates to the Europe, Asia, Latin America, Canada and Australia geographic locations that sell products that span across the Innerwear and Activewear reportable segments.
Outlook for 2016
We expect our 2016 full year sales to be approximately $5.8 billion to $5.9 billion.
Interest expense and other related expense are expected to be approximately $115 million to $120 million.
We estimate our full year effective tax rate to be approximately 10% and 11% with the rates expected to vary by quarter.
We expect cash flow from operations to be in the range of $750 million to $850 million. Net capital expenditures are expected to be approximately $70 million and dividend payments are expected to be roughly $175 million.
Business and Industry Trends
Inflation and Changing Prices
Cotton is the primary raw material used in manufacturing many of our products. While we do not own yarn operations, we are still exposed to fluctuations in the cost of cotton. Increases in the cost of cotton can result in higher costs in the price we pay for yarn from our large-scale yarn suppliers and may result in the need to implement future price increases in order to maintain our margins. Decreases in cotton prices can lead to lower margins for inventory and products produced from cotton we have already purchased, particularly if there is downward price pressure as a result of consumer demand, competition or other factors.
Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. The cost of cotton used in goods manufactured by us represented only approximately 7% of our cost of sales in 2015. Costs incurred today for materials and labor, including cotton, typically do not impact our results until the inventory is sold approximately six to nine months later.
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

Our top 10 customers accounted for 56% of our net sales. Our largest customers in 2015 were Wal-Mart, Target and Kohl’s, which accounted for 23%, 15% and 5% of total sales, respectively. The increasing bargaining power of retailers can create pricing pressures as our customers grow larger and seek greater concessions in their purchase of our products, while also demanding exclusivity of some of our products. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging economic environment. Brands are important in our core categories to drive traffic and project the quality and value our customers demand.
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
The transaction impact on financial results is common for apparel companies that source goods because these goods are purchased in U.S. Dollars. The transaction impact from a strengthening dollar would be negative to our financial results (because the U.S. Dollar-based costs would convert into a higher amount of local currency units, which means a higher local-currency cost of goods, and in turn, a lower local-currency gross profit). The transaction impact from exchange rates is typically recovered over time with price increases. However, during periods of rapid change in exchange rates; pricing is unable to change quickly enough, therefore we hedge against our sourcing costs to minimize our exposure to fluctuating exchange rates.
Our Key Business Strategies
Our Innovate-to-Elevate strategy integrates our brand superiority, industry-leading innovation and low-cost supply chain to provide higher valued products while lowering production costs.
The first element of our Innovate-to-Elevate strategy is our brand power. We seek to drive modest sales growth by consistently offering consumers brands they trust and products with unsurpassed value. Our brands have a strong heritage in the basic apparel industry. Our brands hold either the number one or number two U.S. market position by units sold in most product categories in which we compete. Internationally, our commercial markets include Europe, Japan, Canada, Mexico, Brazil and Australia, where a substantial amount of gross domestic product growth outside the United States will be concentrated over the next decade. Our ability to react to changing customer needs and industry trends is key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We seek to leverage our insights into consumer demand in the basic apparel industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. We also support our key brands with targeted, effective advertising and marketing campaigns.
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
We seek to effectively generate strong cash flow through optimizing our capital structure and managing working capital levels. Our capital allocation strategy is to effectively deploy our significant, consistent cash flow to generate the best long-

term returns for our shareholders. Our goal is to use our cash flow to fund capital investments and dividends, leverage debt for acquisitions and use excess cash flow for share repurchases.
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

2015 Highlights

•	Net sales in 2015 were $5.7 billion, compared with $5.3 billion in 2014, representing an 8% increase.

•
Operating profit was $595 million in 2015 compared with $564 million in 2014, representing a 6% increase. As a percent of sales, operating profit was 10.4% in 2015 compared to 10.6% in 2014. Included within operating profit were acquisition, integration and other action related charges of $266 million and $199 million in 2015 and 2014, respectively.

•	Diluted earnings per share was $1.06 in 2015, compared with $0.99 in 2014, representing a 7% increase.

•	Operating cash flows were $227 million in 2015 compared to $508 million in 2014.

•
We acquired Knights Apparel on April 6, 2015 with total purchase price of $193 million. The acquisition was funded with cash on hand and short term borrowings. We believe the acquisition, when combined with our Gear For Sports business, will create a commercial business that will take advantage of combined expertise in brand building, marketing, graphic design, licensing relationships, supply chain and retailer relationships across channels. The operating results of Knights Apparel from the date of acquisition are included in the Activewear segment.

•	As part of our cash deployment strategy, we initiated four quarterly dividends, in March, June, September and December, of $0.10 per share.

•
The Board of Directors authorized a four-for-one stock split in the form of a 300% stock dividend, which was implemented on March 3, 2015 to stockholders of record at the close of business on February 9, 2015.

•	We repurchased, as part of our cash deployment strategy, approximately 12.1 million shares of our stock for approximately $352 million at a weighted average cost per share of $28.91.

Consolidated Results of Operations — Year Ended January 2, 2016 (“2015”) Compared with Year Ended January 3, 2015 (“2014”)

	Years Ended
	January 2, 2016	January 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$5,731,549	$5,324,746	$406,803	7.6%
Cost of sales	3,595,217	3,420,339	174,878	5.1
Gross profit	2,136,332	1,904,407	231,925	12.2
Selling, general and administrative expenses	1,541,214	1,340,453	200,761	15.0
Operating profit	595,118	563,954	31,164	5.5
Other expenses	3,210	2,599	611	23.5
Interest expense, net	118,035	96,387	21,648	22.5
Income before income tax expense	473,873	464,968	8,905	1.9
Income tax expense	45,018	60,449	(15,431)	(25.5)
Net income	$428,855	$404,519	$24,336	6.0%
Net Sales
Higher net sales primarily due to the following:

•	Incremental net sales of $445 million and $160 million, from our acquisitions of Hanes Europe Innerwear in August 2014 and Knights Apparel in April 2015, respectively;

•	Growth in our Gear for Sports business within the college bookstore channel and Champion products in mid-tier, department and sporting goods stores; and

•	Price increases and strong performance from our ComfortBlend, X-Temp and ComfortFlex Fit innovative platforms.
Offset by lower net sales resulting from:

•	Impact from the 53rd week in 2014;

•	The exit of a significant retailer in Canada;

•	Lower shipments in our basics products driven by inventory adjustments at a major mass retailer;

•	The impact of weather on retail traffic and seasonal product lines;

•	The planned exit of certain acquired private label programs; and

•	Unfavorable foreign currency exchange rates. Excluding this impact, consolidated net sales and International segment net sales increased 9% and 54%, respectively.
Gross Profit
The increase in gross profit was attributable to results obtained from our recent acquisitions of Hanes Europe Innerwear and Knights Apparel combined with our supply chain efficiencies, product pricing within our intimates business and favorable product mix within our Activewear segment. Included within gross profit are charges of approximately $63 million and $73 million related to acquisition, integration and other action related costs in 2015 and 2014, respectively.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 26.9% in 2015 compared to 25.2% in 2014. The higher selling, general and administrative expenses were primarily attributable to charges of $203 million related to acquisition, integration and other action related costs in 2015, compared to $126 million of acquisition, integration and other action related costs in 2014. Also included in 2015 were incremental selling, general and administrative costs of $190 million and $21 million related to Hanes Europe Innerwear and Knights Apparel, respectively. Exclusive of the impact of higher acquisition, integration and other action related costs and the purchases of Hanes Europe Innerwear and Knights Apparel, selling, general and administrative expenses were lower due to tight cost control and synergies gained from the Maidenform acquisition.

Other Highlights
Interest Expense – higher by $22 million in 2015 compared to 2014 primarily due to higher debt balances related to the acquisition of Knights Apparel and our investment in working capital. Our weighted average interest rate on our outstanding debt was 3.75% during 2015, compared to 4.05% during 2014.
Income Tax Expense – our effective income tax rate was 9.5% and 13.0% in 2015 and 2014, respectively. The lower effective income tax rate was primarily attributable to income tax benefits of approximately $56 million recognized in 2015 resulting from the completion of the Internal Revenue Service audit examination of the 2011 and 2012 tax years and the remeasurement of certain unrecognized tax benefits. Offsetting these tax benefits, we elected to repatriate approximately $124 million of current year foreign earnings. In 2014, there were net discrete tax benefits of approximately $10 million primarily related to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations.

Operating Results by Business Segment — Year Ended January 2, 2016 (“2015”) Compared with Year Ended January 3, 2015 (“2014”)

	Net Sales		Operating Profit
	Years Ended		Years Ended
	January 2, 2016	January 3, 2015	January 2, 2016	January 3, 2015
	(dollars in thousands)
Innerwear	$2,649,399	$2,707,474	$601,514	$561,507
Activewear	1,561,201	1,410,036	252,077	200,952
Direct to Consumer	388,312	409,028	26,377	37,867
International	1,132,637	798,208	107,997	89,479
Corporate	—	—	(392,847)	(325,851)
Total	$5,731,549	$5,324,746	$595,118	$563,954
Innerwear

	Years Ended
	January 2, 2016	January 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,649,399	$2,707,474	$(58,075)	(2.1)%
Segment operating profit	601,514	561,507	40,007	7.1
The lower net sales in our Innerwear segment primarily resulted from the following:

•	Lower shipments of basics products due to inventory adjustments at a major mass retailer;

•	The 53rd week in 2014;

•	Impact of weather resulting in weaker holiday traffic at stores; and

•	The planned exit of certain acquired private label programs;
Offset by:

•	Price increases and strong performance from our ComfortBlend, X-Temp and ComfortFlex Fit innovation platforms.
Margin expansion was driven by product pricing and favorable product mix driven by our innovative platforms. Selling, general and administrative costs in 2015 were lower in 2015 primarily due to tight cost control and continued synergies gained from the Maidenform acquisition.

Activewear

	Years Ended
	January 2, 2016	January 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,561,201	$1,410,036	$151,165	10.7%
Segment operating profit	252,077	200,952	51,125	25.4
Activewear sales increased due to the following:

•	Growth in our sports apparel business resulting from our acquisition of Knights Apparel in April 2015 and higher net sales by Gear for Sports in the college bookstore channel; and

•	Higher net sales in our Champion branded product in the mid-tier and department stores channel and sporting goods stores;
Offset by:

•	Lower net sales from the impact of weather on retail traffic and seasonal product lines.
Increase in operating profit was driven by our Knights Apparel acquisition, reduced costs as we insource certain products into our supply chain, favorable product mix and cost control.
Direct to Consumer

	Years Ended
	January 2, 2016	January 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$388,312	$409,028	$(20,716)	(5.1)%
Segment operating profit	26,377	37,867	(11,490)	(30.3)
Direct to Consumer segment had lower net sales resulting from the 53rd week in 2014 and reduced consumer traffic in our outlet stores.
Direct to Consumer segment operating profit decreased primarily due to lower sales.
International

	Years Ended
	January 2, 2016	January 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,132,637	$798,208	$334,429	41.9%
Segment operating profit	107,997	89,479	18,518	20.7
Sales in the International segment were higher as a result of the following:

•	Incremental sales of Hanes Europe Innerwear products as a result of its acquisition in August 2014;

•	Higher sales volume in Asia due to net space gains;
Offset by:

•	$95 million unfavorable impact of foreign currency exchange rates; and

•	The exit of a significant retailer in Canada.
International segment operating margin decreased primarily due to higher selling, general and administrative expenses associated with Hanes Europe Innerwear and unfavorable foreign currency exchange rates.

Corporate
Corporate expenses were comprised primarily of certain administrative costs and acquisition, integration and other action related charges totaling $266 million in 2015 as compared to $199 million in 2014. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, infrastructure (including information technology), and similar charges. Maidenform acquisition and integration costs were completed in 2015. Foundational costs are expenses associated with building infrastructure to support and integrate current and future acquisitions. Foundational costs were completed in 2015. A significant majority of Other costs are non-cash and relate to the exit of our commercial sales organization in the China market. The main factors that drove the decision to exit the China market were primarily related to the fragmented underwear market and business practices for innerwear and activewear in China that were not conducive to our wholesale business model. Exiting China is immaterial to our consolidated financial results and to the International business.

	Years Ended
	January 2, 2016	January 3, 2015
	(dollars in thousands)
Acquisition and integration costs:
Hanes Europe Innerwear	$138,116	$65,576
Maidenform	31,114	96,315
Knights Apparel	14,789	—
Total acquisition and integration costs	184,019	161,891
Foundational costs	47,786	5,110
Other costs	34,255	31,932
	$266,060	$198,933

Consolidated Results of Operations — Year Ended January 3, 2015 (“2014”) Compared with Year Ended December 28, 2013 (“2013”)

	Years Ended
	January 3, 2015	December 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$5,324,746	$4,627,802	$696,944	15.1%
Cost of sales	3,420,339	3,016,109	404,230	13.4
Gross profit	1,904,407	1,611,693	292,714	18.2
Selling, general and administrative expenses	1,340,453	1,096,507	243,946	22.2
Operating profit	563,954	515,186	48,768	9.5
Other expenses	2,599	17,501	(14,902)	(85.1)
Interest expense, net	96,387	101,884	(5,497)	(5.4)
Income before income tax expense	464,968	395,801	69,167	17.5
Income tax expense	60,449	65,307	(4,858)	(7.4)
Net income	$404,519	$330,494	$74,025	22.4%
Net Sales
Net sales were $697 million higher in 2014 compared to 2013 due to the following:

•	The acquisition of Maidenform in October 2013, which added an incremental $381 million of net sales in 2014;

•	The acquisition of Hanes Europe Innerwear in August 2014, which added an incremental $291 million of net sales, during the final four months of 2014;

•	Higher net sales of 8% in our Activewear segment due to higher sales volume and net space gains at retailers;

•	An incremental $34 million in sales related to the 53rd week.
Offset by:

•	Excluding the impact of Maidenform, we had lower net sales volume in our Innerwear segment;

•	Unfavorable foreign currency exchange rates. Excluding this impact, consolidated net sales and International segment net sales increased 16% and 69%, respectively.
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
Other Highlights
Interest Expense – lower by $5 million in 2014 compared to 2013 primarily due to the lower weighted average interest rate. Our weighted average interest rate on our outstanding debt was 4.05% during 2014 compared to 5.07% in 2013.
Income Tax Expense – our effective income tax rate was 13.0% and 16.5% for 2014 and 2013, respectively. The lower effective income tax rate was primarily attributable to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries. In 2014, there were net discrete tax benefits of approximately $10 million primarily related to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations. In 2013, there were net discrete tax benefits of approximately $20 million primarily related to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations as well as the retroactive application of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.

Operating Results by Business Segment — Year Ended January 3, 2015 (“2014”) Compared with Year Ended December 28, 2013 (“2013”)

	Net Sales		Operating Profit
	Years Ended		Years Ended
	January 3, 2015	December 28, 2013	January 3, 2015	December 28, 2013
	(dollars in thousands)
Innerwear	$2,707,474	$2,444,935	$561,507	$476,398
Activewear	1,410,036	1,306,936	200,952	177,749
Direct to Consumer	409,028	380,079	37,867	32,237
International	798,208	495,852	89,479	42,350
Corporate	—	—	(325,851)	(213,548)
Total	$5,324,746	$4,627,802	$563,954	$515,186
Innerwear

	Years Ended
	January 3, 2015	December 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,707,474	$2,444,935	$262,539	10.7%
Segment operating profit	561,507	476,398	85,109	17.9
The higher net sales in our Innerwear segment primarily resulted from the following:

•	Incremental sales of Maidenform products;

•	Higher sales in our basics product category, specifically in socks and womens panties, primarily due to higher product pricing;

•	Higher sales in our licensed products, primarily due to higher sales volume.
Offset by:

•	Lower sales in the intimates and hosiery product categories, excluding Maidenform products, as a result of lower sales volume.
Supply chain efficiencies and our Innovate-to-Elevate strategy continue to positively impact our Innerwear segment margins as we are able to increase our price per unit with product innovations and reduce our cost per unit. Offsetting the improvement were higher distribution costs and higher planned media spending.
Activewear

	Years Ended
	January 3, 2015	December 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,410,036	$1,306,936	$103,100	7.9%
Segment operating profit	200,952	177,749	23,203	13.1
Activewear sales increased due to the following:

•	Higher sales in our Gear for Sports licensed apparel, primarily due to net space gains and higher point of sales activity at the retail level;

•	Higher sales for our Champion branded product in our retail channel, primarily due to net space gains at retailers;

•	Higher sales for our Hanes branded product in both the retail channel and branded printwear, primarily as a result of higher sales volume and new product introductions.
Our Innovate-to-Elevate strategy continues to positively impact our Activewear segment margins as we are able to increase our price per unit with product innovations and reduce our cost per unit. Offsetting these benefits were higher distribution costs and unfavorable product mix.
Direct to Consumer

	Years Ended
	January 3, 2015	December 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$409,028	$380,079	$28,949	7.6%
Segment operating profit	37,867	32,237	5,630	17.5
Direct to Consumer segment net sales were higher due to the addition of Maidenform sales. Comparable store sales were 2% lower in 2014 compared to 2013 resulting from the soft retail environment compounded by the unusually high weather-related temporary store closures occurring in the first quarter of 2014.
Direct to Consumer segment operating margin increased primarily due to favorable sales mix.
International

	Years Ended
	January 3, 2015	December 28, 2013	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$798,208	$495,852	$302,356	61.0%
Segment operating profit	89,479	42,350	47,129	111.3
Sales in the International segment were higher as a result of the following:

•	Incremental sales of Hanes Europe Innerwear products;

•	Incremental sales of Maidenform products;

Offset by:

•	8 percentage point unfavorable impact of foreign currency exchange rates.
International segment operating margin increased primarily due to higher sales volume, partially offset by foreign currency exchange rates.
Corporate
Corporate expenses were comprised primarily of certain administrative costs and acquisition, integration and other action related charges totaling $199 million in 2014 as compared to $81 million in 2013. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, infrastructure (including information technology), and similar charges. Foundational costs are expenses associated with building infrastructure to support and integrate current and future acquisitions; primarily consisting of information technology spend. A significant majority of Other costs are non-cash and relate to the exit of our commercial sales organization in the China market. The main factors that drove the decision to exit the China market were primarily related to the fragmented underwear market and business practices for innerwear and activewear in China that were not conducive to our wholesale business model. Exiting China is immaterial to our consolidated financial results and inconsequential to the International business.

	Years Ended
	January 3, 2015	December 28, 2013
	(dollars in thousands)
Acquisition and integration costs:
Maidenform	$96,315	$72,735
Hanes Europe Innerwear	65,576	—
Total acquisition and integration costs	161,891	72,735
Foundational costs	5,110	4,930
Other costs	31,932	3,125
	$198,933	$80,790

Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
Our primary sources of liquidity are cash generated by operations and availability under our Revolving Loan Facility, Accounts Receivable Securitization Facility and international loan facilities. At January 2, 2016, we had $921 million of borrowing availability under our $1 billion Revolving Loan Facility (after taking into account outstanding letters of credit), $80 million of borrowing availability under our $275 million Accounts Receivable Securitization Facility, $110 million of short-term borrowing availability under our international loan facilities and $319 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
The following have impacted or are expected to impact liquidity:

•	we have principal and interest obligations under our debt;

•	we acquired Hanes Europe Innerwear in August 2014 and Knights Apparel in April 2015 and we may pursue strategic acquisitions in the future;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we made a $100 million contribution to our pension plans in January 2015 and a $40 million contribution in January 2016;

•	we may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could significantly impact our effective income tax rate;

•	our Board of Directors has authorized a regular quarterly dividend; and

•
our Board of Directors has authorized the repurchase of up to 40 million shares of our stock in the open market (12.1 million of which were repurchased during 2015 at a cost of $352 million). Since inception of the program, we have purchased 23.5 million shares, leaving 16.5 million shares authorized for repurchase under the program.

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
Pension Plans
In January 2016, we made a voluntary contribution of $40 million to our pension plans. As a result of this contribution, our U.S. qualified pension plan is approximately 104% funded as of January 2, 2016 compared to 104% funded as of January 3, 2015, under the Pension Protection Act funding rules. We are not required to make any additional cash contributions to our pension plans in 2016 based on a preliminary calculation by our actuary. We may elect to make additional voluntary contributions during 2016 to maintain certain funded levels. See Note, “Defined Pension Benefit Plans,” to our financial statements for more information on the plan asset and pension expense components.
Share Repurchase Program
On February 1, 2007, we announced that our Board of Directors granted authority for the repurchase of up to 40 million shares of our common stock. Share repurchases are made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow us to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for our company and certain of our officers and employees pursuant to our insider trading policy. During 2015, we purchased 12.1 million shares of our common stock at a cost of $352 million (average price of $28.91). Since inception of the program, we have purchased 23.5 million shares of our common stock at a cost of $426 million (average price per share of $18.13). The primary objective of our share repurchase program is to reduce the impact of dilution caused by the exercise of options and vesting of stock unit awards, as well as utilize excess cash flow to generate shareholder value. While we may repurchase additional stock under the program, we may choose not to repurchase any stock and focus more on other uses of cash in the next 12 months.
Dividends
As part of our cash deployment strategy, in 2013, our Board of Directors declared our first dividends of $0.05 per share on outstanding common stock, which were paid in 2013. Prior to that declaration, we had not paid a cash dividend on our common stock.
In 2014, our Board of Directors declared dividends of $0.075 per share on outstanding common stock which were paid in 2014.
In January 2015, April 2015, July 2015 and October 2015, our Board of Directors declared dividends of $0.10 per share on outstanding common stock which were paid on March 3, 2015, June 11, 2015, September 9, 2015 and December 8, 2015. In addition, the Board of Directors authorized a four-for-one stock split in the form of a 300% stock dividend, which was implemented on March 3, 2015 to stockholders of record at the close of business on February 9, 2015.
In January 2016, our Board of Directors declared a regularly quarterly cash dividend of $0.11 per share on outstanding common stock to be paid on March 8, 2016 to stockholders of record at the close of business day on February 16, 2016.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.

Future Contractual Obligations and Commitments
The following table contains information on our contractual obligations and commitments as of January 2, 2016, and their expected timing on future cash flows and liquidity.

		Payments Due by Period
(dollars in thousands)	At January 2, 2016	Fiscal 2016	Fiscal 2017-2018	Fiscal 2019-2020	Fiscal 2021 and Thereafter
Operating activities:
Interest on debt obligations (1)	$586,970	$121,098	$239,042	$206,272	$20,558
Inventory purchase obligations	341,324	334,235	7,089	—	—
Operating lease obligations	419,950	82,660	137,475	84,921	114,894
Marketing and advertising obligations	42,722	33,184	4,610	4,928	—
Other long-term obligations (2)	320,984	71,640	128,254	89,364	31,726
Investing activities:
Capital expenditures	27,600	27,600	—	—	—
Financing activities:
Debt	2,506,981	252,819	153,500	1,587,001	513,661
Notes payable	117,785	117,785	—	—	—
Total	$4,364,316	$1,041,021	$669,970	$1,972,486	$680,839

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at January 2, 2016.

(2)
Represents the projected payment for long-term liabilities recorded on the Consolidated Balance Sheet for certain employee benefit claims, royalty-bearing license agreement payments, deferred compensation, capital leases and uncertain tax positions.

Funding contributions to our defined benefit pension plans are not included in the table above because it is uncertain whether or when further contributions will be required. We are not required to make any additional cash contributions to our pension plans in 2016 based on a preliminary calculation by our actuary. In January 2016, we made a voluntary contribution of $40 million. We may elect to make additional voluntary contributions during 2016 to maintain certain funded levels.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the years ended January 2, 2016 and January 3, 2015 was derived from our financial statements.

	Years Ended
	January 2, 2016	January 3, 2015
	(dollars in thousands)
Operating activities	$227,007	$508,090
Investing activities	(276,800)	(358,315)
Financing activities	132,982	(23,765)
Effect of changes in foreign currency exchange rates on cash	(3,875)	(2,018)
Change in cash and cash equivalents	79,314	123,992
Cash and cash equivalents at beginning of year	239,855	115,863
Cash and cash equivalents at end of year	$319,169	$239,855
Operating Activities
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income and changes in working capital. Although net income increased in 2015 from improved operating performance, cash flow provided by operating activities decreased in 2015 compared to 2014 due to the following:

•
The build in inventory levels in 2015. In 2016 we expect to reduce our inventory levels through adjustments to our manufacturing production schedule, internalizing additional production and by drawing down our raw materials and work-in-process;

•	$100 million pension contribution in 2015; and

•	Decreased accounts receivable collections in 2015 due to the timing of sales within the fourth quarter year-over-year.
Investing Activities
The lower net cash used for investing activities was primarily the result of the net cash of $193 million used for the acquisition of Knights Apparel in April 2015 as compared to the net cash used for the acquisition of Hanes Europe Innerwear in August 2014 of $360 million and 2014 proceeds from the sale of investments of $64 million, offset by higher net capital expenditures of $27 million in 2015.
Financing Activities
The higher net cash from financing activities was primarily the result of higher net cash borrowings on our loan facilities, specifically new borrowings under the Senior Secured Credit Facility. The decision to increase our net borrowings was driven by our cash deployment strategy and utilized for acquisitions, share repurchases and quarterly dividends in order to continue generating shareholder value.
Financing Arrangements
We believe our financing structure provides a secure base to support our operations and key business strategies. As of January 2, 2016, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness discussed below. We continue to monitor our covenant compliance carefully in this difficult economic environment. We expect to maintain compliance with our covenants during 2016, however economic conditions or the occurrence of events discussed above under “Risk Factors” could cause noncompliance.
We have significant liquidity from our available cash balances and credit facilities. We maintain a senior secured credit facility (the “Senior Secured Credit Facility”) consisting of a Revolving Loan Facility of $1,000,000, a $725,000 term loan a facility (the “Term Loan A”), a $425,000 term loan b facility (the “Term Loan B”) and a €363,000 euro term loan facility (the “Euro Term Loan Facility”). Our Accounts Receivable Securitization Facility provides for up to $275,000 in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. As of January 2, 2016, $920,817 of our Revolving Loan Facility was available for borrowing. Refer to Note, “Debt”, for a complete overview of our credit facilities.
Notes Payable
Notes payable were $118 million at January 2, 2016 and $144 million at January 3, 2015. At January 2, 2016, we had $110 million of borrowing availability under our international loan facilities.
Undistributed Earnings from Foreign Subsidiaries
As of January 2, 2016, the cumulative amount of undistributed earnings from our foreign subsidiaries was approximately $2.7 billion, of which $319 million of cash and cash equivalents was held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested, and less than $1 million of cash and cash equivalents was held by foreign subsidiaries whose undistributed earnings are not considered permanently reinvested. Our intention is to reinvest the cash and cash equivalents of those entities whose undistributed earnings we have previously asserted as being permanently reinvested in our international operations. We reassess our reinvestment assertions each reporting period and currently believe that we have sufficient other sources of liquidity to support our assertion that such undistributed earnings held by foreign subsidiaries may be considered to be reinvested permanently.
We repatriated $124 million, $15 million and $10 million in 2015, 2014 and 2013, respectively, from earnings generated in such years. The amount of the current year foreign earnings that we have repatriated in the past has been determined, and the amount that we expect to repatriate during 2016 will be determined, based upon a variety of factors including current year earnings of the foreign subsidiaries, foreign investment needs and the cash flow needs we have in the U.S., such as for the repayment of debt and other domestic obligations. The majority of our repatriation of the earnings of foreign subsidiaries has historically occurred at year-end, although we may always repatriate funds earlier in the year based on the needs of our business. When we repatriate funds to the U.S., we are required to pay taxes on these amounts based on applicable U.S. tax rates, net of any foreign tax that would be allowed to be deducted or taken as a credit against U.S. income tax. There was a cost of $43 million, $1 million and $1 million in additional U.S. federal income taxes in 2015, 2014 and 2013, respectively, as a result of repatriation of foreign earnings generated in such years.

Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note, “Summary of Significant Accounting Policies,” to our financial statements.
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
Note, “Summary of Significant Accounting Policies” (d), “Summary of Significant Accounting Policies — Sales Recognition and Incentives,” to our financial statements describes a variety of sales incentives that we offer to resellers and consumers of our products. Measuring the cost of these incentives requires, in many cases, estimating future customer utilization and redemption rates. We use historical data for similar transactions to estimate the cost of current incentive programs. Our management reviews these estimates each quarter and makes adjustments based upon actual experience and other available information. We classify the costs associated with cooperative advertising as a reduction of “Net sales” in our Consolidated Statements of Income.
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
Defined Benefit Pension Plans
For a discussion of our net periodic benefit cost, plan obligations, plan assets and how we measure the amount of these costs, see Note, “Defined Benefit Pension Plans,” to our consolidated financial statements. The funded status of our defined benefit pension plans are recognized on our balance sheet. Differences between actual results in a given year and the actuarially determined assumed results for that year are deferred as unrecognized actuarial gains or losses in comprehensive income. We measure the funded status of our plans as of the date of our fiscal year end.
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
Our policies regarding the establishment of pension assumptions are as follows:

•
In determining the discount rate, we utilized the Aon Hewitt AA Above Median Curve (rounded to the nearest 10 basis points) in order to determine a unique interest rate for each plan and match the expected cash flows for each plan. Beginning in 2016, we will begin utilizing specific spot rates along the full yield curve in our determination of discount rates, for our U.S. defined benefit plans, in order to determine our interest rate and match to the relevant cash flows for the plans. This change will improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest costs.

•
Salary increase assumptions were based on historical experience and anticipated future management actions. The salary increase assumption only applies to the Canadian plans, certain Hanes Europe Innerwear plans and portions of the Hanesbrands nonqualified retirement plans, as benefits under these plans are not frozen. The benefits under the Hanesbrands Inc. Pension Plan were frozen as of December 31, 2005.

•
In determining the long-term rate of return on plan assets we applied a proportionally weighted blend between assuming the historical long-term compound growth rate of the plan portfolio would predict the future returns of similar investments, and the utilization of forward-looking assumptions.

•
Retirement rates were based primarily on actual experience while standard actuarial tables were used to estimate mortality. In 2015, the tables used as a basis for the mortality assumption were updated from the RP-2000 table and AA scale to the RP-2015 table and MP-2015 scale, respectively.

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
Trademarks and Other Identifiable Intangibles
Trademarks, license agreements, customer and distributor relationships and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles with finite lives over their estimated useful lives, and we do not amortize identifiable intangibles with indefinite lives. We base the estimated useful life of an identifiable intangible asset upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. As of January 2, 2016, the net book value of trademarks and other identifiable intangible assets was $701 million, of which we are amortizing a balance of $211 million. We anticipate that our amortization expense for 2016 will be $20 million.
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
Goodwill
As of January 2, 2016, we had $834 million of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. The timing of our annual goodwill impairment testing is the first day of the third fiscal quarter. The estimated fair values significantly exceeded the carrying values of each of our reporting units as of the first day of the third fiscal quarter, and no impairment of goodwill was identified as a result of the testing conducted in 2015.
In evaluating the recoverability of goodwill in 2015, we estimated the fair value of our reporting units. We relied on a number of factors to determine the fair value of our reporting units and evaluate various factors to discount anticipated future cash flows, including operating results, business plans and present value techniques. As discussed above under “Trademarks and Other Identifiable Intangibles,” there are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.
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

Recently Issued Accounting Pronouncements
For a summary of recently issued accounting pronouncements, see Note, “Summary of Significant Accounting Policies” to our financial statements included in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices. Our risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations.
Foreign Exchange Risk
We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. Our exposure to foreign exchange rates exists primarily with respect to the Euro, Canadian dollar, Australian dollar, Mexican peso and Japanese yen against the U.S. dollar. We use foreign exchange forward contracts to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward and option contracts. At January 2, 2016, the potential change in fair value of foreign currency derivative instruments, assuming a 10% adverse change in the underlying currency price, was $26 million.
Interest Rates
Our debt under the Revolving Loan Facility, Accounts Receivable Securitization Facility, Term Loan A, Term Loan B, Euro Term Loan and Other International Debt bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. Approximately 40% of our total debt outstanding at January 2, 2016 is at a fixed rate. A 25-basis point movement in the annual interest rate charged on the outstanding debt balances as of January 2, 2016 would only result in a change in annual interest expense of approximately $4 million.
Commodities
We are exposed to commodity price fluctuations primarily as a result of the cost of materials that are used in our manufacturing process. Cotton is the primary raw material used in manufacturing many of our products.  Under our current agreements with our primary yarn suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases so that the suppliers bear the risk of cotton price fluctuation for the specified yarn volume and interim fluctuations in the price of cotton do not impact our costs. However, our business can be affected by sustained dramatic movements in cotton prices.
In addition, fluctuations in crude oil or petroleum prices may influence the prices of other raw materials we use to manufacture our products, such as chemicals, dyestuffs, polyester yarn and foam, as well as affect our transportation and utility costs.  We generally purchase raw materials at market prices.

Item 8.	Financial Statements and Supplementary Data
Our financial statements required by this item are contained on pages F-1 through F-49 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

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
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We excluded our wholly owned subsidiary, Knights Apparel from our assessment of internal control over financial reporting as of January 2, 2016 because our control over the operation was acquired in a purchase business combination during 2015.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February, 2016.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Richard A. Noll	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 5, 2016
Richard A. Noll

/s/ Richard D. Moss	Chief Financial Officer (principal financial officer)	February 5, 2016
Richard D. Moss

/s/ M. Scott Lewis	Chief Accounting Officer and Controller (principal accounting officer)	February 5, 2016
M. Scott Lewis

/s/ Bobby J. Griffin	Director	February 5, 2016
Bobby J. Griffin

/s/ James C. Johnson	Director	February 5, 2016
James C. Johnson

/s/ Jessica T. Mathews	Director	February 5, 2016
Jessica T. Mathews

/s/ Franck J. Moison	Director	February 5, 2016
Franck J. Moison

/s/ Robert F. Moran	Director	February 5, 2016
Robert F. Moran

/s/ J. Patrick Mulcahy	Director	February 5, 2016
J. Patrick Mulcahy

/s/ Ronald L. Nelson	Director	February 5, 2016
Ronald L. Nelson

/s/ Andrew J. Schindler	Director	February 5, 2016
Andrew J. Schindler

/s/ David V. Singer	Director	February 5, 2016
David V. Singer

/s/ Ann E. Ziegler	Director	February 5, 2016
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

2.2
Share Purchase Agreement, dated August 25, 2014, by and among SLB Brands Holding, Ltd., certain individuals named therein, MFB International Holdings, S.À.R.L., Hanesbrands Inc., Société Civile de la Dune, and Gueshov Investissement 1 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2014).

2.3
Supplement Deed to the Share Purchase Agreement, dated August 25, 2014, by and among SLB Brands Holding, Ltd., certain individuals named therein, MFB International Holdings, S.À.R.L., Hanesbrands Inc., Société Civile de la Dune and Gueshov Investissement 1(incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on August 26, 2014).

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

3.4
Articles Supplementary (Reclassifying Junior Participating Preferred Stock, Series A) (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).

3.5
Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).

4.1
Indenture, dated as of August 1, 2008 (the “2008 Indenture”) among the Registrant, certain subsidiaries of the Registrant, and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Commission file number 333-152733) filed with the Securities and Exchange Commission on August 1, 2008).

4.2
Fourth Supplemental Indenture (to the 2008 Indenture) dated November 9, 2010 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010).

4.3
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

4.5
Tenth Supplemental Indenture (to the 2008 Indenture) dated October 8, 2013 among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc. and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 2013).

4.6
Twelfth Supplemental Indenture (to the 2008 Indenture) dated November 4, 2013 among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc. and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-3 (Commission file number 333-192932) filed with the Securities and Exchange Commission on December 18, 2013).

4.7
Thirteenth Supplemental Indenture (to the 2008 Indenture) dated December 16, 2013 among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc. and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-3 (Commission file number 333-192932) filed with the Securities and Exchange Commission on December 18, 2013).

4.8
Fourteenth Supplemental Indenture (to the 2008 Indenture) dated April 6, 2015 among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc. and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on May 1, 2015).

4.9	Fifteenth Supplemental Indenture (to the 2008 Indenture) dated January 8, 2016 among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc. and Branch Banking and Trust Company.

10.1
Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013).*

10.2
Form of Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

10.3
Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.4
Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.5
Form of Performance Stock and Cash Award – Cash Component Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated)(incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.6
Form of Performance Stock and Cash Award – Stock Component Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated)(incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.7
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.8
Form of Non-Employee Director Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.8 to the Registrant’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2007).*

10.9
Hanesbrands Inc. Supplemental Employee Retirement Plan (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).*

Exhibit Number	Description

10.10
Hanesbrands Inc. Performance-Based Annual Incentive Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

10.11
Hanesbrands Inc. Executive Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.12
Hanesbrands Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.13
Hanesbrands Inc. Executive Long-Term Disability Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.14
Hanesbrands Inc. Employee Stock Purchase Plan of 2006, as amended (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2010).*

10.15
Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.16
Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and Richard A. Noll (incorporated by reference from Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.17
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers prior to December 2010 and schedule of all such agreements with current executive officers.*

10.18
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers after December 2010 and schedule of all such agreements with current executive officers.(incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.19
Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”) with the various financial institutions and other persons from time to time party to the Credit Agreement as lenders, Branch Banking & Trust Company and SunTrust Bank, as the co-documentation agents, Barclays Bank PLC, HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Bank, National Association, as the co-syndication agents, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and J.P. Morgan Securities LLC, Barclays Bank PLC, HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC, as the joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2015).

10.20	First Amendment, dated as of May 5, 2015, to the Third Amended Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2015).

10.21
Second Amendment and Joinder Agreement, dated as of October 23, 2015 to Third Amended Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2015).

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

Exhibit Number	Description

31.1	Certification of Richard A. Noll, Chief Executive Officer.

31.2	Certification of Richard D. Moss, Chief Financial Officer.

32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.

32.2	Section 1350 Certification of Richard D. Moss, Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plans or arrangements.

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
The Company excluded its wholly owned subsidiary, Knights Holdco, Inc. (“Knights Apparel”) from its assessment of internal control over financial reporting as of January 2, 2016 because its control over this operation was acquired by the Company in a purchase business combination during 2015. The total assets and total revenues of Knights Apparel represented 5% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 2, 2016.
Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of January 2, 2016, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management determined that Hanesbrands’ internal control over financial reporting was effective as of January 2, 2016.
The effectiveness of our internal control over financial reporting as of January 2, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hanesbrands Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hanesbrands Inc. (the “Company”) at January 2, 2016 and January 3, 2015, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in the Report of Management on Internal Controls over Financial Reporting, management has excluded Knights Apparel from its assessment of internal controls over financial reporting as of January 2, 2016, because it was acquired by the Company in a purchase business combination during 2015. We have also excluded Knights Apparel from our audit of internal controls over financial reporting. Knights Apparel is a wholly-owned subsidiary whose total assets and total revenues represent 5% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 2, 2016.

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 5, 2016

HANESBRANDS INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net sales	$5,731,549	$5,324,746	$4,627,802
Cost of sales	3,595,217	3,420,339	3,016,109
Gross profit	2,136,332	1,904,407	1,611,693
Selling, general and administrative expenses	1,541,214	1,340,453	1,096,507
Operating profit	595,118	563,954	515,186
Other expenses	3,210	2,599	17,501
Interest expense, net	118,035	96,387	101,884
Income before income tax expense	473,873	464,968	395,801
Income tax expense	45,018	60,449	65,307
Net income	$428,855	$404,519	$330,494

Earnings per share:
Basic	$1.07	$1.01	$0.83
Diluted	$1.06	$0.99	$0.81

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net income	$428,855	$404,519	$330,494
Other comprehensive income (loss):
Foreign currency translation	(23,576)	(12,171)	(13,594)
Cash flow hedges, net of tax effect of ($866), ($1,114) and ($476), respectively	1,043	1,679	717
Defined benefit plans, net of tax effect of ($883), $81,731 and ($61,582), respectively	189	(125,080)	93,473
Other comprehensive income (loss)	(22,344)	(135,572)	80,596
Comprehensive income	$406,511	$268,947	$411,090

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	January 2, 2016	January 3, 2015
Assets
Cash and cash equivalents	$319,169	$239,855
Trade accounts receivable, net	680,417	672,048
Inventories	1,814,602	1,537,200
Other current assets	103,679	101,064
Total current assets	2,917,867	2,550,167
Property, net	650,462	674,379
Trademarks and other identifiable intangibles, net	700,515	691,201
Goodwill	834,315	723,120
Deferred tax assets	445,179	495,824
Other noncurrent assets	70,702	73,502
Total assets	$5,619,040	$5,208,193

Liabilities and Stockholders’ Equity
Accounts payable	$672,972	$621,220
Accrued liabilities and other:
Payroll and employee benefits	142,154	143,335
Advertising and promotion	125,948	149,345
Other	192,231	198,759
Notes payable	117,785	144,438
Accounts Receivable Securitization Facility	195,163	210,963
Current portion of long-term debt	57,656	14,354
Total current liabilities	1,503,909	1,482,414
Long-term debt	2,254,162	1,613,997
Pension and postretirement benefits	362,266	472,003
Other noncurrent liabilities	222,812	253,007
Total liabilities	4,343,149	3,821,421

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 391,652,810 and 400,789,120, respectively	3,917	4,008
Additional paid-in capital	277,569	290,926
Retained earnings	1,389,338	1,464,427
Accumulated other comprehensive loss	(394,933)	(372,589)
Total stockholders’ equity	1,275,891	1,386,772
Total liabilities and stockholders’ equity	$5,619,040	$5,208,193

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 29, 2012	393,082	$3,930	$289,082	$911,467	$(317,613)	$886,866
Net income	—	—	—	330,494	—	330,494
Dividends	—	—	—	(60,543)	—	(60,543)
Translation adjustments	—	—	—	—	(13,594)	(13,594)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	717	717
Net unrecognized gain from pension and postretirement plans	—	—	—	—	93,473	93,473
Stock-based compensation	—	—	23,845	—	—	23,845
Net exercise of stock options, vesting of restricted stock units and other	4,740	48	(16,448)	—	—	(16,400)
Net transactions related to spin off	—	—	(14,235)	—	—	(14,235)
Balances at December 28, 2013	397,822	$3,978	$282,244	$1,181,418	$(237,017)	$1,230,623
Net income	—	—	—	404,519	—	404,519
Dividends	—	—	—	(121,510)	—	(121,510)
Translation adjustments	—	—	—	—	(12,171)	(12,171)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	1,679	1,679
Net unrecognized loss from pension and postretirement plans	—	—	—	—	(125,080)	(125,080)
Stock-based compensation	—	—	30,230	—	—	30,230
Net exercise of stock options, vesting of restricted stock units and other	2,967	30	(21,548)	—	—	(21,518)
Balances at January 3, 2015	400,789	$4,008	$290,926	$1,464,427	$(372,589)	$1,386,772
Net income	—	—	—	428,855	—	428,855
Dividends	—	—	—	(161,316)	—	(161,316)
Translation adjustments	—	—	—	—	(23,576)	(23,576)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	1,043	1,043
Net unrecognized gain from pension and postretirement plans	—	—	—	—	189	189
Stock-based compensation	—	—	29,154	—	—	29,154
Net exercise of stock options, vesting of restricted stock units and other	3,012	30	(33,765)	—	—	(33,735)
Share repurchases	(12,148)	(121)	(8,746)	(342,628)	—	(351,495)
Balances at January 2, 2016	391,653	$3,917	$277,569	$1,389,338	$(394,933)	$1,275,891

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Operating activities:
Net income	$428,855	$404,519	$330,494
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	80,166	75,977	76,125
Amortization of intangibles	23,737	22,225	14,765
Amortization of debt issuance costs	7,077	6,011	6,921
Stock compensation expense	29,618	30,587	24,178
Deferred taxes	10,850	(12,401)	14,616
Other	(8,696)	1,962	1,838
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(21,974)	1,228	4,803
Inventories	(289,654)	(40,248)	83,748
Other assets	35,044	14,270	12,857
Accounts payable	74,613	71,901	30,897
Accrued pension and postretirement	(102,202)	5,295	(25,880)
Accrued liabilities and other	(40,427)	(73,236)	15,919
Net cash from operating activities	227,007	508,090	591,281

Investing activities:
Purchases of property, plant and equipment	(99,375)	(64,311)	(43,627)
Proceeds from sales of assets	15,404	7,120	6,089
Acquisition of business, net of cash acquired	(192,829)	(360,439)	(559,855)
Proceeds from sale of investments	—	64,380	—
Other	—	(5,065)	—
Net cash from investing activities	(276,800)	(358,315)	(597,393)

Financing activities:
Borrowings on notes payable	1,167,681	158,217	101,175
Repayments on notes payable	(1,184,458)	(138,225)	(91,027)
Borrowings on Accounts Receivable Securitization Facility	231,891	161,167	145,715
Repayments on Accounts Receivable Securitization Facility	(247,691)	(131,994)	(137,761)
Borrowings on Revolving Loan Facility	5,272,000	3,536,000	4,053,500
Repayments on Revolving Loan Facility	(5,385,000)	(3,826,500)	(3,654,000)
Incurrence of debt under the Euro Term Loan Facility	—	476,566	—
Repayments of Euro Term Loan Facility	(289,079)	(2,226)	—
Borrowings on Term Loan A Facility	725,000	—	—
Repayments on Term Loan A Facility	(19,688)	—	—
Borrowings on Term Loan B Facility	425,000	—	—
Repayments on Term Loan B Facility	(3,188)	—	—
Borrowings on International Debt	10,676	—	—
Repayments on International Debt	(15,971)	—	—
Repayments of assumed debt related to acquisition of business	—	(117,400)	—
Share repurchases	(351,495)	—	—
Redemption of debt under 8% Senior Notes	—	—	(250,000)
Cash dividends paid	(161,316)	(119,607)	(59,442)
Payments to amend and refinance credit facilities	(12,793)	(6,011)	(5,630)
Taxes paid related to net shares settlement of equity awards	(76,569)	(54,593)	(41,839)
Excess tax benefit from stock-based compensation	45,286	39,568	26,784
Other	2,696	1,273	6,282
Net cash from financing activities	132,982	(23,765)	93,757
Effect of changes in foreign exchange rates on cash	(3,875)	(2,018)	(14,578)
Change in cash and cash equivalents	79,314	123,992	73,067
Cash and cash equivalents at beginning of year	239,855	115,863	42,796
Cash and cash equivalents at end of year	$319,169	$239,855	$115,863

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

(1)	Basis of Presentation
Hanesbrands Inc., a Maryland corporation (the “Company”), is a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bali, Playtex, Maidenform, DIM, JMS/Just My Size, L’eggs, Nur Die/Nur Der, Wonderbra, Gear for Sports, Lilyette, Lovable, Rinbros, Shock Absorber, Track N Field, Abanderado and Zorba. The Company designs, manufactures, sources and sells a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery.
The Company’s fiscal year ends on the Saturday closest to December 31. All references to “2015”, “2014” and “2013” relate to the 52 week fiscal year ended on January 2, 2016, the 53 week fiscal year ended on January 3, 2015 and the 52 week fiscal year ended on December 28, 2013, respectively. A significant subsidiary of the Company, DBA Lux Holding S.A. (“Hanes Europe Innerwear”), had a 53 week fiscal year ended January 2, 2016 as a result of aligning Hanes Europe Innerwear’s year end with the Company in the year after acquisition. The 53rd week of financial information for Hanes Europe Innerwear did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
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
(e) Advertising Expense
Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” caption in the Consolidated Statements of Income of $181,956, $183,333 and $161,541 in 2015, 2014 and 2013, respectively.
(f) Shipping and Handling Costs
Revenue received for shipping and handling costs is included in net sales and was $19,710, $22,903 and $25,423 in 2015, 2014 and 2013, respectively. Shipping costs, which comprise payments to third party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $332,678, $295,280 and $241,026 in 2015, 2014 and 2013, respectively. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.
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
(h) Research and Development
Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. Research and development includes expenditures for new product, technological improvements for existing products and process innovation, which primarily consist of salaries, consulting and supplies attributable to time spent on research and development activities. Additional costs include depreciation and maintenance for research and development equipment and facilities. Research and development expense was $62,324, $63,268 and $51,316 in 2015, 2014 and 2013, respectively.
(i) Defined Contribution Benefit Plans
The Company sponsors 401(k) plans as well as other defined contribution benefit plans. Expense for these plans was $21,972, $22,898 and $23,489 in 2015, 2014 and 2013, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
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
(n) Trademarks and Other Identifiable Intangible Assets
The primary identifiable intangible assets of the Company are trademarks, license agreements, customer and distributor relationships and computer software. Identifiable intangible assets with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. Trademarks with finite lives are being amortized over periods ranging from seven to 30 years, license agreements are being amortized over periods ranging from three to 17 years, customer and distributor relationships are being amortized over periods ranging from two to 15 years and computer software and other intangibles are being amortized over periods ranging from one to seven years.
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
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
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
Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events occur. The Company’s annual measurement date is the first day of the third fiscal quarter. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units and compares it to the carrying value. If the carrying value of the reporting unit exceeds its fair value, the next step of the process involves comparing the implied fair value to the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to such excess. No impairment of goodwill was identified as a result of the testing conducted in 2015. In estimating the fair values of the reporting units, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.
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
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
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
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
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
Consolidation
In February 2015, the FASB issued an update to their existing consolidation model, which changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new rules will be effective for the Company in the first quarter of 2016. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.
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
Cloud Computing
In April 2015, the FASB issued new accounting rules, related to a customer’s accounting for fees paid in a cloud computing arrangement. The guidance provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting for other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The new standard will be effective for the Company in the first quarter of 2016. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.
Fair Value Measurement
In May 2015, the FASB issued an update to their accounting guidance related to fair value measurements. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient, and requires separate disclosure of those investments instead. These disclosures will be effective for the Company in the first quarter of 2016. The new accounting rules will not have an impact on the Company’s financial condition, results of operations or cash flows but will result in certain additional disclosures.
Revenue from Contracts with Customers
In July 2015, the FASB decided to delay effective dates for the new accounting rules related to revenue recognition for contracts with customers by one year. The new standard will be effective for the Company in the first quarter of 2018 with

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

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
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued new accounting rules, intended to improve how deferred taxes are classified on organizations’ balance sheets. The new guidance eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The new standard is effective for the Company in the first quarter of 2017, and may be applied retrospectively or prospectively. The Company has elected to adopt the standard early, beginning in the fourth quarter of 2015, and will apply the standard retrospectively. The adoption of the new accounting rules did not have a material effect on the Company’s financial condition, results of operations or cash flows.
(v) Reclassifications
Certain prior year amounts in the Consolidated Balance Sheets and notes to the Consolidated Financial Statements, none of which are material, have been reclassified to conform with the current year presentation. These classifications within the statements had no impact on the Company’s results of operations.

(3)	Acquisitions
Knights Apparel Acquisition
In April 2015, the Company completed the acquisition of Knights Holdco, Inc. (“Knights Apparel”), a leading seller of licensed collegiate logo apparel primarily in the mass retail channel, from Merit Capital Partners in an all cash transaction valued at approximately $192,888 on an enterprise value basis. The Company funded the acquisition with cash on hand and short-term borrowings under its Revolving Loan Facility.
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
Knights Apparel contributed net revenues of approximately $160,248 and $27,096 of pretax earnings since the date of acquisition. The results of Knights Apparel have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the Activewear segment.
Factors that contribute to the amount of goodwill recognized for the acquisition include the value of the existing work force and cost savings by utilizing the Company’s low-cost supply chain and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
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

Cash and cash equivalents	$59
Trade accounts receivable, net	14,879
Inventories	22,820
Deferred tax assets and other	2,190
Trademarks and other identifiable intangibles	59,950
Total assets acquired	99,898
Accounts payable, Accrued liabilities and other	6,807
Deferred tax liabilities and other noncurrent liabilities	18,142
Total liabilities assumed	24,949
Net assets acquired	74,949
Goodwill	117,939
Purchase price	$192,888
Unaudited pro forma results of operations for the Company are presented below for year-to-date assuming that the 2015 acquisition of Knights Apparel had occurred on December 29, 2013.

	Years Ended
	January 2, 2016	January 3, 2015
Net sales	$5,753,706	$5,490,862
Net income	433,636	404,973
Earnings per share:
Basic	$1.08	$1.01
Diluted	1.07	0.99
Pro forma financial information is not necessarily indicative of the Company’s operations results if the acquisition has been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.
Hanes Europe Innerwear Acquisition
In August 2014, MFB International Holdings S.à r.l. (“MFB International Holdings”), a wholly owned subsidiary of the Company, acquired DBA Lux Holding S.A. (“Hanes Europe Innerwear”) from SLB Brands Holdings, Ltd and certain individual Hanes Europe Innerwear shareholders in an all-cash transaction equal to €400,000 enterprise value less net debt and working capital adjustments as defined in the purchase agreement. Total purchase price at closing was €297,031 (approximately $391,861 based on acquisition date exchange rates). The acquisition was financed through a combination of cash on hand and third party borrowings.
Hanes Europe Innerwear is a leading marketer of intimate apparel, hosiery and underwear in Europe with a portfolio of strong brands including DIM, Nur Die/Nur Der and Lovable. The Company believes the acquisition will create growth and cost savings opportunities and increased scale to serve retailers. Hanes Europe Innerwear utilizes a mix of self-owned manufacturing and third-party manufacturers. Factors that contribute to the amount of goodwill recognized for the acquisition include the value of the existing work force and cost savings by utilizing the Company’s low-cost supply chain and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.
The purchase price allocation was finalized in the third quarter 2015.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

Cash and cash equivalents	$38,875
Trade accounts receivable, net	121,169
Inventories	245,161
Other current assets	106,489
Property, net	104,868
Trademarks and other identifiable intangibles, net	365,104
Deferred tax assets, noncurrent	13,832
Other noncurrent assets	5,755
Total assets acquired	1,001,253
Accounts payables	79,785
Accrued liabilities and other	184,433
Notes payable	97,599
Current portion of long-term debt	123,891
Long-term debt	8,683
Deferred tax liabilities, noncurrent	111,072
Other noncurrent liabilities	100,621
Total liabilities assumed	706,084
Net assets acquired	295,169
Goodwill	104,145
Purchase price	$399,314
Unaudited pro forma results of operations for the Company are presented below assuming that the 2014 acquisition of Hanes Europe Innerwear had occurred at the beginning of 2013.

Years Ended
January 3, 2015
Net sales	$5,872,848
Net income	427,296
Earnings per share:
Basic	$1.06
Diluted	1.05
Pro forma financial information is not necessarily indicative of the Company’s operations results if the acquisition has been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.
In connection with the Hanes Europe Innerwear acquisition, the Company acquired certain time deposits with maturity dates beyond three months. These investments were reported in the “Other current assets” line on the Consolidated Balance Sheets at acquisition date. Since the acquisition, the Company liquidated these investments for $64,380 and reported the proceeds as investing activities on the Consolidated Statements of Cash Flows.
Since August 2014, goodwill increased by $2,807 in 2015 as a result of measurement period adjustments to the acquired income tax balances and increased by $7,453 in 2014 for additional working capital payments made.
In 2014, Hanes Europe Innerwear contributed net revenues of $291,208 and pretax earnings of $24,075.
Maidenform Acquisition
In October 2013, the Company acquired 100% of the outstanding shares of Maidenform Brands, Inc. (“Maidenform”) at $23.50 per share for a total purchase price of $580,505. The acquisition was financed through a combination of cash on hand and short-term borrowing on the Company’s revolving credit facility. In 2013, Maidenform contributed net revenues of $98,400 and pretax earnings of $827 (excluding acquisition and integration related charges of $73,798). The purchase price allocation was finalized in the third quarter 2014.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Basic weighted average shares outstanding	399,891	402,300	399,436
Effect of potentially dilutive securities:
Stock options	2,719	4,452	6,144
Restricted stock units	1,009	1,292	1,708
Employee stock purchase plan and other	40	—	4
Diluted weighted average shares outstanding	403,659	408,044	407,292
 Restricted stock units totaling 348, 376 and 824 units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for 2015, 2014, and 2013, respectively. In 2015, 2014 and 2013, there were no anti-dilutive options to purchase shares of common stock.

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
A summary of the changes in stock options outstanding to the Company’s employees under the Omnibus Incentive Plan is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Options outstanding at December 29, 2012	19,428	$5.67	$59,744	4.91
Exercised	(8,308)	5.86
Forfeited	(8)	5.59

Options outstanding at December 28, 2013	11,112	$5.53	$131,219	4.31
Exercised	(3,800)	4.82
Forfeited	(20)	5.59

Options outstanding at January 3, 2015	7,292	$5.92	$158,469	3.40
Exercised	(4,540)	6.10

Options outstanding and exercisable at January 2, 2016	2,752	$5.62	$65,531	2.88

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

The total intrinsic value of options that were exercised during 2015, 2014 and 2013 was $105,899, $86,843 and $95,380 respectively.
The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $118,682, $70,196 and $56,679 for 2015, 2014 and 2013, respectively.
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

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Nonvested share units outstanding at December 29, 2012	5,624	$7.19	$49,188	1.99
Granted — non-performanced based	804	16.84
Granted — performanced based	896	13.23
Vested	(2,424)	6.99
Forfeited	(128)	7.04

Nonvested share units outstanding at December 28, 2013	4,772	$10.06	$82,742	1.79
Granted — non-performanced based	490	27.26
Granted — performanced based	871	17.04
Vested	(2,366)	7.54
Forfeited	(349)	9.37

Nonvested share units outstanding at January 3, 2015	3,418	$16.12	$94,521	1.71
Granted — non-performanced based	516	31.06
Granted — performanced based	828	23.50
Vested	(1,816)	11.45
Forfeited	(113)	16.87

Nonvested share units outstanding at January 2, 2016	2,833	$23.99	$83,381	1.78
The total fair value of shares vested during 2015, 2014 and 2013 was $20,784, $17,831 and $16,933, respectively. Certain participants elected to defer receipt of shares earned upon vesting.
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
For all share-based payments under the Omnibus Incentive Plan, during 2015, 2014 and 2013, the Company recognized total compensation expense of $29,154, $30,230 and $23,845 and recognized a deferred tax benefit of $11,382, $11,757 and $11,045, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

At January 2, 2016, there was $11,108 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $7,828, $2,457, and $823 is expected to be recognized in 2016, 2017, and 2018, respectively. The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the Omnibus Incentive Plan by issuing newly authorized shares. The Omnibus Incentive Plan authorized 63,220 shares for awards of stock options and restricted stock units, of which 11,855 were available for future grants as of January 2, 2016.

(6)	Trade Accounts Receivable
Allowances for Trade Accounts Receivable
The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions are as follows:

	Allowance for Doubtful Accounts	Allowance for Chargebacks and Other Deductions	Total
Balance at December 29, 2012	$6,187	$8,753	$14,940
Charged to expenses	1,445	5,288	6,733
Deductions and write-offs	(2,346)	(5,991)	(8,337)

Balance at December 28, 2013	$5,286	$8,050	$13,336
Charged to expenses	7,230	18,159	25,389
Deductions and write-offs	(4,399)	(17,470)	(21,869)

Balance at January 3, 2015	$8,117	$8,739	$16,856
Charged to expenses	4,656	8,675	13,331
Deductions and write-offs	(9,024)	(8,063)	(17,087)

Balance at January 2, 2016	$3,749	$9,351	$13,100
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
Sales of Accounts Receivable
The Company has entered into agreements to sell selected trade accounts receivable to financial institutions. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution services and collects these accounts receivable directly from the customer. Net proceeds of these accounts receivable sale programs are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows. The Company recognized funding fees of $2,452, $2,599 and $2,636 in 2015, 2014 and 2013, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Consolidated Statements of Income.

(7)	Inventories
Inventories consisted of the following:

	January 2, 2016	January 3, 2015
Raw materials	$173,336	$122,873
Work in process	200,836	196,886
Finished goods	1,440,430	1,217,441
	$1,814,602	$1,537,200

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

(8)	Property, Net
Property is summarized as follows:

	January 2, 2016	January 3, 2015
Land	$43,892	$48,109
Buildings and improvements	535,898	541,096
Machinery and equipment	927,999	891,345
Construction in progress	42,127	51,440
Capital leases	3,205	6,054
	1,553,121	1,538,044
Less accumulated depreciation	902,659	863,665
Property, net	$650,462	$674,379

(9)	Notes Payable
The Company had the following short-term revolving facilities at January 2, 2016 and January 3, 2015:

	Interest Rate as of January 2, 2016	Principal Amount
		January 2, 2016	January 3, 2015
Europe	5.64%	86,080	105,691
El Salvador	3.00%	$30,000	$30,000
Philippines	5.35%	1,341	1,409
Australia	4.50%	364	409
China	—	—	6,929
		$117,785	$144,438
As of January 2, 2016 and January 3, 2015, the Company had total borrowing availability of $110,264 and $200,327, respectively, under the international loan facilities. Total interest paid on notes payable was $716, $672 and $567 in 2015, 2014 and 2013, respectively. The Company was in compliance with the financial covenants contained in each of the facilities at January 2, 2016.

(10)	Debt
The Company had the following debt at January 2, 2016 and January 3, 2015:

	Interest Rate as of January 2, 2016	Principal Amount
		January 2, 2016	January 3, 2015	Maturity Date
Senior Secured Credit Facility:
Revolving Loan Facility	2.34%	$63,500	$176,500	April 2020
Euro Term Loan	3.50%	113,098	436,953	August 2021
Term Loan A	1.89%	705,313	—	April 2020
Term Loan B	3.25%	421,813	—	April 2022
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
Accounts Receivable Securitization Facility	1.17%	195,163	210,963	March 2016
Other International Debt	Various	8,094	14,898	Various
		2,506,981	1,839,314
Less current maturities		252,819	225,317
		$2,254,162	$1,613,997

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

The Company’s primary financing arrangements are the senior secured credit facility (the “Senior Secured Credit Facility”), 6.375% senior notes (the “6.375% Senior Notes”), the Term Loan a (the “Term Loan A”), the Term Loan b (the “Term Loan B”), the euro term loan (the “Euro Term Loan”) and the Accounts Receivable Securitization Facility. The outstanding balances at January 2, 2016 are reported in the “Current portion of long-term debt”, “Long-term debt” and “Accounts Receivable Securitization Facility” lines of the Consolidated Balance Sheets.
Total cash paid for interest related to debt in 2015, 2014 and 2013 was $106,231, $85,512 and $96,434, respectively.
Senior Secured Credit Facility
On April 29, 2015, the Company refinanced its senior secured credit facility (the “Senior Secured Credit Facility”) to extend the maturity date of the revolving loan facility (the “Revolving Loan Facility”) to April 2020 and reduce the maximum borrowing capacity from $1,100,000 to $1,000,000, re-price the Revolving Loan Facility at favorable rates, and add an additional $850,000 in term loan borrowings ($425,000 for a new Term Loan A and $425,000 for a new Term Loan B. The Company incurred $10,900 in fees related to this refinancing. The proceeds of the Term Loan A and the Term Loan B were used to refinance existing revolving borrowings under the prior senior secured credit facility, pay fees and expenses in connection with the closing of the Senior Secured Credit Facility and for general corporate purposes. Proceeds of the Revolving Loan Facility are used for general corporate purposes and working capital needs. On October 23, 2015, the Company amended the Senior Secured Credit Facility to increase the principal amount of the Term Loan A by an additional $300,000. The Company incurred $1,603 in fees related to this refinancing.
In July 2014, the Company amended and restated the Senior Secured Credit Facility to increase the committed aggregate facility size to $1,600,000 (from $1,100,000), consisting of (a) Revolving Loan Facility, and (b) the Euro Term Loan. The Euro Term Loan accrues interest utilizing the EURIBOR rate (as defined in the Senior Secured Credit Facility) plus 2.75%. The proceeds of the Euro Term Loan are denominated in Euros and were utilized in part to purchase Hanes Europe Innerwear. Proceeds of the Revolving Loan Facility are used for general corporate purposes and working capital needs. All borrowings under the Revolving Loan Facility must be repaid in full upon maturity. Outstanding borrowings under the Euro Term Loan are repayable in quarterly payments of 0.25% of the original borrowings, with the remainder of the outstanding principle due at maturity.
All borrowings under the Revolving Loan Facility must be repaid in full upon maturity.
Outstanding borrowings under the Term Loan A are repayable in equal quarterly installments in the following annual percentages, with the remainder of the outstanding principal to be repaid at maturity: year one, 5.0%; year two, 7.5%; years three and four, 10.0%; and year five, 15.0%.
Outstanding borrowings under the Term Loan B are repayable in 0.25% quarterly installments, with the remainder of the outstanding principal to be repaid at maturity. If the Term Loan B is repriced or refinanced on or prior to the twelve month anniversary of its funding and as a result of such repricing or refinancing the effective interest rate of the Term Loan B decreases, the Company shall be required to pay a prepayment fee equal to 1.0% of the aggregate principal amount of the Term Loan B subject to such repricing or refinancing.
A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At the Company’s option, it may add one or more term loan facilities or increase the commitments under the Revolving Loan Facility so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence, that the Company is in pro forma compliance with the financial covenants described below and that the Company’s senior secured leverage ratio is less than 3.00 to 1 on a pro forma basis after giving effect to the incurrence of such indebtedness. As of January 2, 2016, the Company had $15,683 of standby and trade letters of credit issued and outstanding under the Revolving Loan Facility and $920,817 of borrowing availability.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
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

Additionally, the Euro Term Loan is guaranteed by substantially all of the Company’s subsidiary MFB International Holdings S.à r.l.’s (“MFB International Holdings”) existing and future direct and indirect subsidiaries, with certain customary or agreed-upon exceptions for certain subsidiaries and secured by a pledge of 100% of the equity interests of MFB International Holdings and its direct subsidiaries, 100% of the equity interests owned by any subsidiary of MFB International Holdings that is domiciled in Luxembourg and substantially all present and future property and assets, real and personal, tangible and intangible, of each Luxembourg domiciled guarantor, except for certain enumerated interests, and all proceeds and products of such property and assets.
The Term Loan A, the Term Loan B and the Company’s Euro Term Loan require the Company and its subsidiary Maidenform Luxembourg (“MF Lux”), as applicable, to prepay any outstanding Term Loans in connection with (i) the incurrence of certain indebtedness and (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of twelve-consecutive months, with customary reinvestment provisions. The Term Loan B and the Euro Term Loan also require the Company and MF Lux, as applicable, to prepay any outstanding Term Loans under the Term Loan B and the Euro Term Loan in connection with excess cash flow, which percentage will be based upon the Company’s leverage ratio during the relevant fiscal period. All such prepayments will be made on a pro rata basis under each of the applicable Term Loans that are subject to such prepayments.
At the Company’s option, borrowings under the Revolving Loan Facility, the Term Loan A and the Term Loan B bear interest based on the LIBOR rate or the “base rate” plus, in each case, an applicable margin. The applicable margin for the Revolving Loan Facility and the Term Loan A is determined by reference to a leverage-based pricing grid set forth in the Senior Secured Credit Facility, ranging from a maximum of 2.00% in the case of LIBOR-based loans and 1.00% in the case of Base Rate loans if the Company’s leverage ratio is greater than or equal to 4.00 to 1, and will step down in 0.25% increments to a minimum of 1.25% in the case of LIBOR-based loans and 0.25% in the case of Base Rate loans if the Company’s leverage ratio is less than 2.50 to 1. The applicable margin under the Term Loan B is 2.50% in the case of LIBOR-based loans and 1.50% in the case of Base Rate loans.
The Senior Secured Credit Facility requires the Company to comply with customary affirmative, negative and financial covenants. The Senior Secured Credit Facility requires that the Company maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio. The interest coverage ratio covenant requires that the ratio of the Company’s EBITDA for the preceding four fiscal quarters to its consolidated total interest expense for such period shall not be less than 3.0 to 1.0 for each fiscal quarter. The leverage ratio covenant requires that the ratio of the Company’s total debt to EBITDA for the preceding four fiscal quarters will not be more than 4.0 to 1.0 for each fiscal quarter provided that, following a permitted acquisition in which the consideration is at least $200,000, such maximum leverage ratio covenant shall be increased to 4.5 to 1.0 for each fiscal quarter ending in the succeeding 12-month period following such permitted acquisition. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to the ERISA, actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the Senior Secured Credit Facility). As of January 2, 2016 the Company was in compliance with all financial covenants.
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
Accounts Receivable Securitization Facility
The Accounts Receivable Securitization Facility provides for up to $275,000 in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. Under the terms of the Accounts Receivable Securitization Facility, the Company and certain of its subsidiaries sell, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits and financial institutions that are not affiliated with the Company. The commitments of any conduits party to the Accounts Receivable Securitization Facility are funded through the issuance of commercial paper in the short-term market or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes, but the assets of Receivables LLC will be used first to satisfy the creditors of Receivables LLC, not the Company’s creditors. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to the Company maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs. In March 2015, the Company amended the Accounts Receivable Securitization Facility to decrease certain fee rates and extended the termination date to March 11, 2016.
Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. The outstanding balance under the Accounts Receivable Securitization Facility is reported on the Consolidated Balance Sheet in the line “Accounts Receivable Securitization Facility.” In the case of any creditors party to the Accounts Receivable Securitization Facility that are conduits, unless the conduits fail to fund, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. If the conduits fail to fund, the Accounts Receivable Securitization Facility would be funded through committed bank purchasers, and the interest rate would be payable at the Company’s option at the rate announced from time to time by HSBC Bank USA, N.A. as its prime rate or at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) plus the applicable margin in effect from time to time. In the case of borrowings from any other creditors party to the Accounts Receivable Securitization Facility that are not conduits or their related committed bank purchasers, the interest rate is payable at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) or, if this rate is unavailable or otherwise does not accurately reflect the costs to these creditors related to the borrowings, the prime rate. These amounts are also considered financing costs and are included in interest expense on the Consolidated Statement of Income. In addition, HBI Receivables LLC is required to make certain payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, in the event that assets

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

and liabilities of a conduit purchaser are consolidated for financial and/or regulatory accounting purposes with certain other entities.
The Accounts Receivable Securitization Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio contained from time to time in the Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the Managing Agents or their affiliates. As of January 2, 2016, the Company was in compliance with all financial covenants.
The total amount of receivables used as collateral for the credit facility was $332,948 at January 2, 2016 and is reported on the Company’s Consolidated Balance Sheet in “Trade accounts receivable, net.”
Other International Debt
In connection with the Hanes Europe Innerwear acquisition, the Company assumed debt (the “Other International Debt”), totaling $132,574 as of the acquisition date. Concurrent with the closing, $107,665 was repaid utilizing proceeds from the Euro Term Loan. The long-term debt outstanding as of January 2, 2016 consists of mortgage loans and term loans collateralized by fixed assets. These loans have maturity dates ranging from January, 2016 to May, 2018, and bear interest primarily based on EURIBOR rates ranging from 1.49% to 6.25% as of January 2, 2016.
Future Principal Payments
Future principal payments for all of the facilities described above are as follows: $252,819 due in 2016, $75,793 due in 2017, $77,707 due in 2018, $103,938 due in 2019, $1,483,063 due in 2020 and $513,661 due in 2021 and thereafter.
Debt Issuance Costs
During 2015, 2014 and 2013, the Company incurred $12,793, $5,560 and $5,630, respectively, in capitalized debt issuance costs in connection with the amendments to the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from one to 10 years. As of January 2, 2016, the net carrying value of unamortized debt issuance costs was $32,941 which is included in “Other Noncurrent Assets” in the Consolidated Balance Sheet. The Company’s debt issuance cost amortization was $7,077, $6,011 and $6,921 in 2015, 2014 and 2013, respectively.
The Company recognizes charges in the “Other expenses” line of the Consolidated Statements of Income for fees incurred in financing transactions such as refinancing and amendments and for write-offs incurred in the early extinguishment of debt. In 2015, the Company recognized charges of $3,019 for acceleration of unamortized debt costs related to the Euro Term and the Revolving Loan Facility. In 2013, the Company recognized charges of $14,749 for the call premium and acceleration of unamortized debt costs related to the redemption of the 8% Senior Notes.

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
Purchase Commitments
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, production and finished goods. These agreements, typically with terms ending within a year, require total payments of $334,235 in 2016 and $7,089 in 2017 and $0 thereafter.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

Operating Leases
The Company leases certain buildings and equipment under agreements that are classified as operating leases. Rental expense under operating leases was $103,621, $89,569 and $75,178 in 2015, 2014 and 2013, respectively.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows: $82,660 in 2016, $72,868 in 2017, $64,607 in 2018, $48,191 in 2019, $36,730 in 2020 and $114,894 thereafter.
License Agreements
The Company is party to several royalty-bearing license agreements for the use of third party trademarks in certain of their products. The license agreements typically require a minimum guarantee to be paid either at the commencement of the agreement, by a designated date during the term of the agreement or by the end of the agreement period. When payments are made in advance of when they are due, the Company records a prepayment and amortizes the expense in the “Cost of sales” line of the Consolidated Statements of Income uniformly over the guaranteed period. For guarantees required to be paid at the completion of the agreement, royalties are expensed through “Cost of sales” as the related sales are made. Management has reviewed all license agreements and has concluded that there are no liabilities recorded at inception of the agreements.
During 2015, 2014 and 2013, the Company incurred royalty expense of approximately $84,733, $57,072 and $42,075, respectively.
Minimum amounts due under the license agreements are approximately $10,248 in 2016, $5,383 in 2017, $5,645 in 2018, $5,910 in 2019, $6,141 in 2020. In addition to the minimum guaranteed amounts under license agreements, the Company is a party to a partnership agreement that includes a minimum fee of $5,558 for each year from 2016 through 2017.

(12)	Intangible Assets and Goodwill
As described in Note, “Acquisitions,” the Company acquired Knights Apparel in April 2015, which resulted in the recognition of $117,939 of goodwill and $59,950 of intangible assets, which consisted primarily of perpetual license agreements and distribution relationships. Since acquisition, goodwill decreased $2,454 as a result of measurement period tax adjustments.
As described in Note, “Acquisitions,” the Company acquired Hanes Europe Innerwear in August 2014, which resulted in the recognition of $104,145 of goodwill and $365,104 of intangible assets, which consisted primarily of trademarks, perpetual license agreements and customer and distribution relationships. Since acquisition, goodwill increased $7,453 as a result of additional working capital payments made and $2,807 as a result of measurement period adjustments to the acquired income tax balances.
(a) Intangible Assets
The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

	Gross	Accumulated Amortization	Net Book Value
Year ended January 2, 2016:
Intangible assets subject to amortization:
Trademarks and brand names	$127,811	$74,810	$53,001
Licensing agreements	99,588	24,104	75,484
Customer and distributor relationships	82,854	10,674	72,180
Computer software	73,419	64,418	9,001
Other intangibles	4,958	3,781	1,177
	$388,630	$177,787	210,843
Intangible assets not subject to amortization:
Trademarks			458,288
Perpetual licensing agreements			31,384
Net book value of intangible assets			$700,515

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

	Gross	Accumulated Amortization	Net Book Value
Year ended January 3, 2015:
Intangible assets subject to amortization:
Trademarks and brand names	$135,622	$78,199	$57,423
Licensing agreements	69,225	16,122	53,103
Customer and distributor relationships	74,137	6,463	67,674
Computer software	68,164	60,937	7,227
Other intangibles	1,820	1,267	553
	$348,968	$162,988	185,980
Intangible assets not subject to amortization:
Trademarks			470,501
Perpetual licensing agreements			34,720
Net book value of intangible assets			$691,201
The amortization expense for intangibles subject to amortization was $23,737, $22,225 and $14,765 for 2015, 2014 and 2013, respectively. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $20,453 in 2016, $17,251 in 2017, $16,929 in 2018, $17,310 in 2019 and $16,901 in 2020.
(b) Goodwill
Goodwill and the changes in those amounts during the period are as follows:

	Innerwear	Activewear	Direct to Consumer	International	Total
Net book value at December 28, 2013	$427,231	$171,214	$3,155	$24,792	$626,392
Acquisition of business	4,330	—	69	101,545	105,944
Currency translation	—	—	—	(9,216)	(9,216)

Net book value at January 3, 2015	$431,561	$171,214	$3,224	$117,121	$723,120
Acquisition of business	—	117,939	—	2,807	120,746
Currency translation	—	—	—	(9,551)	(9,551)

Net book value at January 2, 2016	$431,561	$289,153	$3,224	$110,377	$834,315

(13)	Accumulated Other Comprehensive Loss
The components of AOCI are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 28, 2013	$(21,928)	$2,042	$(357,503)	$140,372	$(237,017)
Amounts reclassified from accumulated other comprehensive loss	—	(1,113)	10,417	(3,709)	5,595
Current-period other comprehensive income (loss) activity	(12,171)	3,905	(217,745)	84,844	(141,167)

Balance at January 3, 2015	$(34,099)	$4,834	$(564,831)	$221,507	$(372,589)
Amounts reclassified from accumulated other comprehensive loss	—	(11,968)	14,573	(1,014)	1,591
Current-period other comprehensive income (loss) activity	(23,576)	13,877	(13,501)	(735)	(23,935)

Balance at January 2, 2016	$(57,675)	$6,743	$(563,759)	$219,758	$(394,933)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		January 2, 2016	January 3, 2015	December 28, 2013
Gain (loss) on foreign exchange contracts	Cost of sales	$(11,968)	$(1,113)	$(400)
	Income tax	4,655	444	160
	Net of tax	$(7,313)	$(669)	$(240)

Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	$14,573	$10,417	$15,418
	Income tax	(5,669)	(4,153)	(6,034)
	Net of tax	$8,904	$6,264	$9,384

Total reclassifications		$1,591	$5,595	$9,144

(14)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of January 2, 2016, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio were $265,136 and $6,099, respectively, consisting of contracts hedging primarily exposures to the Euro, Canadian dollar, Australian dollar, Mexican peso, Japanese yen, Brazilian real and South African rand.
As of January 3, 2015, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio were $163,873 and $9,629 consisting of contracts hedging primarily exposures to the Euro, Mexican Peso, Canadian dollar, Australian dollar, Brazilian real and Japanese yen.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts recognized in the Consolidated Balance Sheets of the Company were as follows:

		Fair Value
	Balance Sheet Location	January 2, 2016	January 3, 2015
Hedges	Other current assets	$3,700	$3,447
Non-hedges	Other current assets	1,514	2,960
Total derivative assets		$5,214	$6,407

Hedges	Accrued liabilities	$(330)	$—
Non-hedges	Accrued liabilities	(775)	(109)
Total derivative liabilities		$(1,105)	$(109)

Net derivative asset		$4,109	$6,298
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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $7,016.
The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion) Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Foreign exchange contracts	13,423	3,905	1,593
Total	$13,423	$3,905	$1,593

	Location of Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Year Ended
		January 2, 2016	January 3, 2015	December 28, 2013
Foreign exchange contracts	Cost of sales	11,968	1,113	400
Total		$11,968	$1,113	$400
Derivative Contracts Not Designated As Hedges
The Company uses foreign exchange derivative contracts as economic hedges against the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities.
The effect of derivative contracts not designated as hedges on the Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income Year Ended
		January 2, 2016	January 3, 2015	December 28, 2013
Foreign exchange contracts	Selling, general and administrative expenses	$(9,271)	$(1,188)	$458

(15)	Fair Value of Assets and Liabilities
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

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
As of January 2, 2016 and January 3, 2015, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to interest rates and foreign exchange rates and defined benefit pension plan investment assets. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. The fair values of defined benefit pension plan investments include: certain U.S. equity securities, certain foreign equity securities and debt securities that are determined based on quoted prices in public markets categorized as Level 1, certain foreign equity securities, certain U.S. equity securities, debt securities, insurance contracts and commodity investments that are determined based on inputs readily available in public markets or can be derived from information available in publicly quoted markets categorized as Level 2 and investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists that are classified as Level 3. There were no changes during 2015 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. The hedge fund of funds and real estate investments have varying redemption terms of monthly, quarterly, semi-annually and annually, and have required notification periods ranging from 45 to 90 days.
As of January 2, 2016, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of January 2, 2016
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
Hedge fund of funds	$—	$—	$338,169
U.S. equity securities	113,410	22,743	—
Foreign equity securities	35,398	90,606	—
Debt securities	17,176	126,327	—
Real estate	—	—	43,656
Commodities	—	15,519	—
Insurance contracts	—	5,128	—
Cash and other	1,085	—	—
	167,069	260,323	381,825
Derivative contracts:
Foreign exchange derivative contracts	—	5,214	—
Foreign exchange derivative contracts	—	(1,105)	—
	—	4,109	—

Deferred compensation plan liability	—	(36,257)	—

Total	$167,069	$228,175	$381,825

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

	Assets (Liabilities) at Fair Value as of January 3, 2015
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
Hedge fund of funds	$—	$—	$305,499
U.S. equity securities	124,136	29,192	—
Foreign equity securities	44,684	72,871	—
Debt securities	19,872	128,181	—
Real estate	—	—	40,874
Commodities	—	12,649	—
Insurance Contracts	—	5,797	—
Cash and other	4,243	—	—
	192,935	248,690	346,373
Derivative contracts:
Foreign exchange derivative contracts	—	6,407	—
Foreign exchange derivative contracts	—	(109)	—
	—	6,298	—

Deferred compensation plan liability	—	(28,289)	—

Total	$192,935	$226,699	$346,373
The table below sets forth a summary of changes in the fair value of the Level 3 investment assets in 2015 and 2014.

	Hedge fund of funds	Real estate
Balance at December 28, 2013	$281,908	$33,575
Actual return on assets	13,038	4,869
Sale of assets	(1,447)	(720)
Purchase of assets	12,000	3,150

Balance at January 3, 2015	$305,499	$40,874
Actual return on assets	6,625	4,850
Sale of assets	(955)	(3,699)
Purchase of assets	27,000	1,631

Balance at January 2, 2016	$338,169	$43,656

There were no transfers into or out of the Level 3 category during the year.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of January 2, 2016 and January 3, 2015. The fair value of debt, which is classified as a Level 2 liability, was $2,537,640 and $1,893,514 as of January 2, 2016 and January 3, 2015 and had a carrying value of $2,506,981 and $1,839,314, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of January 2, 2016 and January 3, 2015, primarily due to the short-term nature of these instruments.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

(16)	Defined Benefit Pension Plans
At January 2, 2016, the Company’s pension plans consisted of the Hanesbrands Inc. Pension Plan, various nonqualified retirement plans and international plans, which include certain defined benefit plans acquired in connection with the purchase of Hanes Europe. Benefits under the Hanesbrands Inc. Pension Plan were frozen effective December 31, 2005.
The components of net periodic benefit cost and other amounts recognized in other comprehensive income of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Service cost	$2,478	$1,903	$1,565
Interest cost	49,202	48,768	44,174
Expected return on assets	(55,127)	(52,515)	(46,777)
Settlement cost	25	130	—
Amortization of:
Prior service cost	22	40	35
Net actuarial loss	14,551	10,377	15,382
Net periodic benefit cost	$11,151	$8,703	$14,379

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	$3,813	$206,756	$(155,314)
Prior service (credit) cost	22	(40)	208
Total (gain) loss recognized in other comprehensive income	3,835	206,716	(155,106)
Total recognized in net periodic benefit cost and other comprehensive income	$14,986	$215,419	$(140,727)
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost in 2016 are $17,012 and $9, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	January 2, 2016	January 3, 2015
Benefit obligation:
Beginning of year	$1,255,216	$1,000,065
Service cost	2,478	1,903
Interest cost	49,202	48,768
Benefits paid	(55,019)	(53,348)
Curtailments	—	(997)
Settlements	(1,147)	(1,209)
Impact of exchange rate change	(11,468)	(9,910)
Business combination	—	72,279
Actuarial loss (gain)	(66,995)	197,665
End of year	1,172,267	1,255,216

Fair value of plan assets:
Beginning of year	787,998	739,579
Actual return on plan assets	(24,496)	30,703
Employer contributions	106,693	68,738
Benefits paid	(55,019)	(53,348)
Settlements	(1,147)	(1,209)
Business combination	—	6,378
Impact of exchange rate change	(4,812)	(2,843)
End of year	809,217	787,998
Funded status	$(363,050)	$(467,218)
As most of the Company’s pension plans are frozen, the accumulated benefit obligation (“ABO”) approximates the benefit obligation. The total benefit obligation and the benefit obligation and fair value of plan assets for the Company’s pension plans with benefit obligations in excess of plan assets are as follows:

	January 2, 2016	January 3, 2015
Benefit obligation	$1,172,267	$1,255,216
Plans with benefit obligation in excess of plan assets:
Benefit obligation	1,147,028	1,252,743
Fair value of plan assets	784,681	785,524
Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	January 2, 2016	January 3, 2015
Current liabilities	$(6,262)	$(5,142)
Noncurrent liabilities	(356,788)	(462,076)
Accumulated other comprehensive loss	(561,699)	(565,534)
Amounts recognized in accumulated other comprehensive loss consist of:

	January 2, 2016	January 3, 2015
Prior service cost	$226	$248
Actuarial loss	561,473	565,286
	$561,699	$565,534

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
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

	January 2, 2016	January 3, 2015	December 28, 2013
Net periodic benefit cost:
Discount rate	4.43%	4.96%	4.17%
Long-term rate of return on plan assets	5.61	6.90	7.29
Rate of compensation increase (1)	3.51	3.74	3.74

Plan obligations:
Discount rate	4.04%	4.04%	4.96%
Rate of compensation increase (1)	3.51	3.50	3.74

(1)
The compensation increase assumption applies to the international plans and portions of the nonqualified retirement plans, as benefits under these plans were not frozen at January 2, 2016, January 3, 2015 and December 28, 2013.

(b) Plan Assets, Expected Benefit Payments, and Funding
The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	January 2, 2016	January 3, 2015
Asset category:
Hedge fund of funds	41%	38%
U.S. equity securities	17	19
Foreign equity securities	15	15
Debt securities	18	19
Real estate	5	5
Commodities	2	2
Insurance contracts	1	1
Cash and other	1	1
The Company’s asset strategy and primary investment objective are to maximize the principal value of the plan assets to meet current and future benefit obligations to plan participants and their beneficiaries. To accomplish this goal, the assets of the plan are broadly diversified to protect against large investment losses and to reduce the likelihood of excessive volatility of returns. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, third party investment management firms with complementary investment styles and philosophies to implement these allocations. The Company has established a target asset allocation based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical data, prospective capital market returns and forecasted liabilities of the plans. The target asset allocation approximates the actual asset allocation as of January 2, 2016. In addition to volatility protection, diversification enables the assets of the plan the best opportunity to provide adequate returns in order to meet the Company’s investment return objectives. These objectives include, over a rolling 5-year period, to achieve a total return that exceeds the required actuarial rate of return for the plan and to outperform a passive portfolio, consisting of a similar asset allocation.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

The Company utilizes market data or assumptions that market participants would use in pricing the pension plan assets. At January 2, 2016, the Company had $167,069 classified as Level 1 assets, $260,323 classified as Level 2 assets and $381,825 classified as Level 3 assets. At January 3, 2015, the Company had $192,935 classified as Level 1 assets, $248,690 classified as Level 2 assets and $346,373 classified as Level 3 assets. The Level 1 assets consisted primarily of certain U.S. equity securities, certain debt securities, certain foreign equity securities and cash and cash equivalents, Level 2 assets consisted primarily of certain debt securities, certain U.S. equity securities, commodity investments, insurance contracts and certain foreign equity securities, and Level 3 assets consisted primarily of hedge fund of funds and real estate investments. Refer to Note, “Fair Value of Assets and Liabilities,” for the Company’s complete disclosure of the fair value of pension plan assets.
The Company made a voluntary contribution of $40,000 into the Company’s pension plans in January 2016. Expected benefit payments are as follows: $61,241 in 2016, $61,652 in 2017, $63,861 in 2018, $66,633 in 2019, $68,241 in 2020 and $357,746 thereafter.
(c) Nonretirement Postemployment Benefit Plans
Certain of the international plans, specifically those acquired in connection with the purchase of Hanes Europe Innerwear, are in substance nonretirement postemployment benefit plans, which are future liabilities funded through future operational results of the Company. However, for purposes of consolidation the Company is including these plans within the defined benefit reporting. At January 2, 2016 and January 3, 2015, the total amounts accrued for these plans were $49,646 and $51,598, respectively and the total gain for the year ended January 2, 2016 was $499 and while the total expense January 3, 2015 $1,284.
(d) Interest Change
Beginning in 2016, the Company will change the method utilized to estimate primarily the interest cost component of net periodic benefit costs for the Company’s U.S. defined benefit plans from using a single discount rate as discussed above. The Company has elected to use a full yield curve approach in the estimation of the interest component of benefit costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligations to the relevant projected cash flows. The Company will make this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest costs. This change will not affect the measurement of the total benefit obligations as the change in interest costs is completely offset by the actuarial gain or loss reported. The Company will account for this change as a change in estimate and, accordingly, will account for it prospectively beginning in 2016.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

(17)	Income Taxes
The provision for income tax computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Income before income tax expense:
Domestic	5.6%	13.6%	21.5%
Foreign	94.4	86.4	78.5
	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income tax	1.1	0.6	0.4
Tax on remittance of foreign earnings	9.1	0.8	2.5
Foreign taxes less than U.S. statutory rate	(30.8)	(24.0)	(19.6)
Employee benefits	0.4	0.5	1.0
Change in valuation allowance	2.6	2.1	0.5
Release of unrecognized tax benefit reserves	(9.8)	(1.7)	(2.3)
State tax rate change	2.3	—	—
Other, net	(0.4)	(0.3)	(1.0)
Taxes at effective worldwide tax rates	9.5%	13.0%	16.5%
The Company has been granted lower effective income tax rates in two foreign jurisdictions through 2019. These lower rates, when compared with the country’s statutory rates, resulted in an income tax reduction of approximately $2,200 ($0.01 per diluted share) in 2015 and $5,000 ($0.01 per diluted share) in both 2014 and 2013.
Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended January 2, 2016
Domestic	$(2,294)	$9,437	$7,143
Foreign	32,067	(10,235)	21,832
State	4,395	11,648	16,043
	$34,168	$10,850	$45,018

Year ended January 3, 2015
Domestic	$41,608	$(10,517)	$31,067
Foreign	24,290	3,663	27,977
State	6,951	(5,546)	1,405
	$72,849	$(12,400)	$60,449

Year ended December 28, 2013
Domestic	$24,166	$16,310	$40,476
Foreign	22,037	(590)	21,447
State	4,488	(1,104)	3,384
	$50,691	$14,616	$65,307

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Cash payments for income taxes	$23,045	$19,126	$34,221
Cash payments above represent cash tax payments made by the Company primarily in foreign jurisdictions.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

The deferred tax assets and liabilities at the respective year-ends were as follows:

	January 2, 2016	January 3, 2015
Deferred tax assets:
Nondeductible reserves	$7,267	$8,841
Inventories	112,286	124,910
Property and equipment	—	12,007
Bad debt allowance	7,600	8,575
Accrued expenses	17,068	21,600
Employee benefits	176,307	223,554
Tax credits	34,051	34,186
Net operating loss and other tax carryforwards	94,975	56,482
Other	13,372	6,091
Gross deferred tax assets	462,926	496,246
Less valuation allowances	(61,358)	(43,757)
Deferred tax assets	401,568	452,489

Deferred tax liabilities:
Property and equipment	439	—
Derivatives	3,612	1,994
Intangibles	17,751	32,281
Prepaids	5,316	11,076
Deferred tax liabilities	27,118	45,351
Net deferred tax assets	$374,450	$407,138
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
As of January 2, 2016, the valuation allowance for deferred tax assets was $61,358, made up of $47,402 for foreign loss carryforwards, $1,345 for other foreign deferred tax assets, and $12,611 for federal and state operating loss carryforwards. The net change in the total valuation allowance for 2015 was $17,601 related to an increase of $9,588 for foreign loss carryforwards and other foreign deferred tax assets and $8,013 for federal and state operating loss carryforwards.
At January 2, 2016, the Company has total net operating loss carryforwards of approximately $191,871 for foreign jurisdictions, which will expire as follows:

Fiscal Year:
2016	$7,783
2017	22,768
2018	17,258
2019	34,719
2020	36,437
Thereafter	72,906
At January 2, 2016, the Company had tax credit carryforwards totaling $34,051,which expire beginning after 2020.
At January 2, 2016, the Company had federal and state net operating loss carryforwards of approximately $61,816 and $360,455, respectively, which expire beginning after 2018.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

At January 2, 2016, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. If these earnings had not been permanently reinvested, deferred taxes of approximately $796,000 would have been recognized in the Consolidated Financial Statements.
In 2015 and 2014, the Company recognized a benefit related to the realization of unrecognized tax benefits resulting from the expiration of statutes of limitations of $3,587 and $10,391, respectively. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next 12 months due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company currently expects a reduction of approximately $6,100 for unrecognized tax benefits accrued at January 2, 2016 within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 28, 2013 (gross balance of $51,315)	$48,353
Additions based on tax positions related to the current year	14,703
Additions for tax positions of prior years	10,058
Reductions for tax positions of prior years	(10,004)

Balance at January 3, 2015 (gross balance of $66,207)	$63,110
Additions based on tax positions related to the current year	2,732
Additions for tax positions of prior years	49
Reductions for tax positions of prior years	(46,111)

Balance at January 2, 2016 (gross balance of $20,085)	$19,780
Unrecognized tax benefits of $19,780 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $3,669, $636 and $969 for interest and penalties classified as income tax benefit in the Consolidated Statement of Income for 2015, 2014 and 2013, respectively. At January 2, 2016 and January 3, 2015, the Company had a total of $2,702 and $6,371, respectively, of interest and penalties accrued related to unrecognized tax benefits.
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, the Internal Revenue Service (“IRS”) began an examination of the Company’s 2011 tax year during the fourth quarter of 2013 and of the Company’s 2012 tax year during the third quarter of 2014, both of which were completed during the third quarter of 2015. As a result, the Company recorded an income tax benefit of $56,427 due to the remeasurement of certain unrecognized tax benefits. The Company is also currently subject to examination by various state and international tax authorities. The Company regularly assesses the outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to any potential assessments. The outcome of any one examination, some of which may conclude during the next 12 months, is not expected to have a material impact on the Company’s financial position or results of operations.

(18)	Stockholders’ Equity
The Company is authorized to issue up to 2,000,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and the Company’s Board of Directors may, without stockholder approval, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At January 2, 2016 and January 3, 2015, 391,653 and 400,789 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding.
On February 1, 2007, the Company announced that the Board of Directors granted authority for the repurchase of up to 40,000 shares of the Company’s common stock. Share repurchases are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. During 2015, the Company purchased 12,148 shares of the Company’s common stock at a cost of $351,495 (average price of $28.91). Since inception of the program, the Company has purchased 23,496 shares of common stock at a cost of $426,243 (average price of $18.13). The primary objective of the share repurchase program is to reduce the impact of dilution caused by the exercise of options and vesting of restricted stock unit awards, as well as to utilize excess cash to generate shareholder value.
Preferred Stock Purchase Rights
Pursuant to the Rights Agreement dated as of September 1, 2006 and previously amended on March 26, 2015 (the “Rights Agreement”) between the Company and Computershare Trust Company, N.A., as Rights Agent, one preferred stock purchase right (a “Right”) was distributed with and attached to each share of the Company’s common stock. Each Right entitled its holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of the Company’s Junior Participating Preferred Stock, Series A (the “Series A Preferred Stock”) at an exercise price of $75 per right.
On October 27, 2015, the Company entered into a Second Amendment to Rights Agreement (the “Second Amendment”). The Second Amendment accelerated the expiration of the Rights from September 1, 2016 to November 10, 2015 and had the effect of terminating the Rights Agreement on November 10, 2015. At the time of the termination of the Rights Agreement, all of the Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired. In connection with the termination of the Rights Agreement, on November 10, 2015, the Company eliminated the Series A Preferred Stock issuable upon exercise of the Rights and reclassified the Series A Preferred Stock as authorized but undesignated shares of the Company’s preferred stock.
Dividends
As part of the Company’s cash deployment strategy, in 2013, the Board of Directors declared the Company’s first dividends of $0.05 per share on outstanding common stock, which were paid in 2013. Prior to that declaration, the Company had not paid a cash dividend on its common stock.
In 2014, the Company’s Board of Directors authorized regular quarterly dividends of $0.075 per share, which were paid in 2014.
In January 2015, the Company’s Board of Directors increased our regular quarterly dividend rate to $0.10 per share on outstanding common stock. During the Company’s 2015 fiscal year, regular quarterly cash dividends of $0.10 per share were paid on March 3, 2015, June 11, 2015, September 9, 2015 and December 8, 2015.
On March 3, 2015, the Company effected a four-for-one stock split in the form of a 300% stock dividend to stockholders of record as of the close of business on February 9, 2015. All references to the number of common shares outstanding, per share amounts and share options data have been restated to reflect the effect of the split for all periods presented.
In January 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.11 per share on outstanding common stock to be paid on March 8, 2016 to stockholders of record at the close of business on February 16, 2016.

(19)	Business Segment Information
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
The types of products and services from which each reportable segment derives its revenues are as follows:

•
Innerwear sells basic branded products that are replenishment in nature under the product categories of men’s underwear, panties, children’s underwear, socks, hosiery and intimate apparel, which includes bras and shapewear.

•
Activewear sells basic branded products that are primarily seasonal in nature under the product categories of branded printwear and retail activewear, as well as licensed logo apparel in collegiate bookstores, mass retail and other channels.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

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
The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note, “Summary of Significant Accounting Policies.” The Company decided in the first quarter of 2015 to revise the manner in which the Company allocates certain assets and selling, general and administrative expenses. Certain prior-year segment assets and segment operating profit disclosures have been revised to conform to the current-year presentation.

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net sales:
Innerwear	$2,649,399	$2,707,474	$2,444,935
Activewear	1,561,201	1,410,036	1,306,936
Direct to Consumer	388,312	409,028	380,079
International	1,132,637	798,208	495,852
Total net sales	$5,731,549	$5,324,746	$4,627,802

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Segment operating profit:
Innerwear	$601,514	$561,507	$476,398
Activewear	252,077	200,952	177,749
Direct to Consumer	26,377	37,867	32,237
International	107,997	89,479	42,350
Total segment operating profit	987,965	889,805	728,734
Items not included in segment operating profit:
General corporate expenses	(103,050)	(104,693)	(117,993)
Acquisition, integration and other action related charges	(266,060)	(198,933)	(80,790)
Amortization of intangibles	(23,737)	(22,225)	(14,765)
Total operating profit	595,118	563,954	515,186
Other expenses	(3,210)	(2,599)	(17,501)
Interest expense, net	(118,035)	(96,387)	(101,884)
Income before income tax expense	$473,873	$464,968	$395,801
For the year ended January 2, 2016, the Company incurred acquisition, integration and other action related charges of $266,060, of which $62,859 is reported in the “Cost of sales” line and $203,201 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the year ended January 3, 2015, the Company incurred acquisition, integration and other action related charges of $198,933, of which $73,125 is reported in the “Cost of sales” line and $125,808 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the year ended December 28, 2013, the Company incurred acquisition, integration and other action related charges of $80,790, of which $16,222 is reported in the “Cost of sales” line and $64,568 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
As part of the Hanes Europe Innerwear acquisition strategy, the Company has identified management and administrative positions that are considered non-essential and/or duplicative that will be eliminated. As of January 2, 2016, the Company has accrued approximately $54,000 for employee termination and other benefits recognized in accordance with expected benefit payments for affected employees. The charges are reflected in the “Cost of sales” and “Selling, general and administrative

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

expenses” lines of the Consolidated Statements of Income. As of January 2, 2016, no significant benefit payments had been made. $27,300 and $26,700, respectively, is included in the “Accrued liabilities” and “Other noncurrent liabilities” line of the Consolidated Balance Sheet.

	January 2, 2016	January 3, 2015
Assets:
Innerwear	$1,838,452	$1,493,977
Activewear	803,434	788,610
Direct to Consumer	105,053	108,278
International	716,934	810,844
	3,463,873	3,201,709
Corporate (1)	2,155,167	2,006,484
Total assets	$5,619,040	$5,208,193

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Depreciation and amortization expense:
Innerwear	$39,235	$40,688	$42,990
Activewear	21,626	21,314	21,827
Direct to Consumer	6,104	6,931	7,773
International	13,201	7,044	3,535
	80,166	75,977	76,125
Corporate	23,737	22,225	14,765
Total depreciation and amortization expense	$103,903	$98,202	$90,890

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Additions to long-lived assets:
Innerwear	$44,183	$37,641	$24,192
Activewear	22,331	13,378	11,653
Direct to Consumer	8,802	7,641	2,188
International	18,022	4,737	3,025
	93,338	63,397	41,058
Corporate	6,037	914	2,569
Total additions to long-lived assets	$99,375	$64,311	$43,627

(1)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.
Sales to Wal-Mart, Target and Kohl’s were substantially in the Innerwear and Activewear segments and represented 23%, 15% and 5% of total sales in 2015, respectively.
Worldwide sales by product category for Innerwear and Activewear were $3,973,645 and $1,757,904, respectively, in 2015.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

(20)	Geographic Area Information

	Years Ended or at
	January 2, 2016		January 3, 2015		December 28, 2013
	Sales	Long-Lived Assets	Sales	Long-Lived Assets	Sales	Long-Lived Assets
United States	$4,594,665	$130,147	$4,525,216	$126,239	$4,133,645	$132,980
Europe	713,308	78,783	302,397	91,497	4,721	421
Canada	105,869	1,196	140,132	1,316	142,004	1,561
Japan	119,693	867	107,820	524	101,371	563
Mexico	66,197	1,809	74,698	1,889	68,379	1,659
Brazil	31,934	4,322	48,462	2,643	53,062	1,912
China	5,065	106,663	9,152	116,656	17,827	132,564
Central America and the Caribbean Basin	4,180	276,402	3,832	278,678	3,568	267,277
Other	90,638	50,273	113,037	54,937	103,225	40,946
	$5,731,549	$650,462	$5,324,746	$674,379	$4,627,802	$579,883
The net sales by geographic region are attributed by customer location.

(21)	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
2015
Net sales	$1,208,921	$1,522,033	$1,591,038	$1,409,557	$5,731,549
Gross profit	446,231	568,225	580,750	541,126	2,136,332
Net income	$52,636	$94,902	$162,154	119,163	428,855
Basic earnings per share	0.13	0.23	0.41	0.30	1.07
Diluted earnings per share	0.13	0.23	0.40	0.30	1.06

2014
Net sales	$1,059,370	$1,342,052	$1,400,728	$1,522,596	$5,324,746
Gross profit	356,777	504,354	497,715	545,561	1,904,407
Net income	41,560	154,578	118,944	89,437	404,519
Basic earnings per share	0.10	0.38	0.30	0.22	1.01
Diluted earnings per share	0.10	0.38	0.29	0.22	0.99

(22)	Consolidating Financial Information
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
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
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

	Consolidating Statement of Comprehensive Income
	Year Ended January 2, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$4,306,019	$932,028	$3,349,144	$(2,855,642)	$5,731,549
Cost of sales	3,530,688	502,355	2,425,690	(2,863,516)	3,595,217
Gross profit	775,331	429,673	923,454	7,874	2,136,332
Selling, general and administrative expenses	905,616	215,625	423,772	(3,799)	1,541,214
Operating profit	(130,285)	214,048	499,682	11,673	595,118
Equity in earnings of subsidiaries	687,504	433,242	—	(1,120,746)	—
Other expenses	3,210	—	—	—	3,210
Interest expense, net	88,910	—	28,830	295	118,035
Income before income tax expense	465,099	647,290	470,852	(1,109,368)	473,873
Income tax expense (benefit)	36,244	(3,563)	12,337	—	45,018
Net income	$428,855	$650,853	$458,515	$(1,109,368)	$428,855

Comprehensive income	$406,511	$650,853	$435,578	$(1,086,431)	$406,511

	Consolidating Statement of Comprehensive Income
	Year Ended January 3, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$4,325,897	$839,306	$2,743,114	$(2,583,571)	$5,324,746
Cost of sales	3,728,833	437,262	2,105,317	(2,851,073)	3,420,339
Gross profit	597,064	402,044	637,797	267,502	1,904,407
Selling, general and administrative expenses	920,002	227,853	199,022	(6,424)	1,340,453
Operating profit	(322,938)	174,191	438,775	273,926	563,954
Equity in earnings of subsidiaries	833,642	276,369	—	(1,110,011)	—
Other expenses	2,599	—	—	—	2,599
Interest expense, net	76,096	2,228	17,312	751	96,387
Income before income tax expense	432,009	448,332	421,463	(836,836)	464,968
Income tax expense	27,490	12,210	20,749	—	60,449
Net income	$404,519	$436,122	$400,714	$(836,836)	$404,519

Comprehensive income	$268,947	$436,122	$386,959	$(823,081)	$268,947

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

	Consolidating Statement of Comprehensive Income
	Year Ended December 28, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$3,933,591	$762,257	$2,300,794	$(2,368,840)	$4,627,802
Cost of sales	3,097,826	396,489	1,852,065	(2,330,271)	3,016,109
Gross profit	835,765	365,768	448,729	(38,569)	1,611,693
Selling, general and administrative expenses	802,325	178,434	121,478	(5,730)	1,096,507
Operating profit	33,440	187,334	327,251	(32,839)	515,186
Equity in earnings of subsidiaries	425,833	215,230	—	(641,063)	—
Other expenses	17,501	—	—	—	17,501
Interest expense, net	95,116	(20)	6,867	(79)	101,884
Income before income tax expense	346,656	402,584	320,384	(673,823)	395,801
Income tax expense	16,162	21,850	27,295	—	65,307
Net income	$330,494	$380,734	$293,089	$(673,823)	$330,494

Comprehensive income	$411,090	$380,734	$282,050	$(662,784)	$411,090

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

	Condensed Consolidating Balance Sheet
	January 2, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$6,348	$7,683	$305,138	$—	$319,169
Trade accounts receivable, net	92,287	68,710	520,697	(1,277)	680,417
Inventories	1,123,320	145,533	656,714	(110,965)	1,814,602
Other current assets	32,793	10,775	57,331	2,780	103,679
Total current assets	1,254,748	232,701	1,539,880	(109,462)	2,917,867
Property, net	96,223	42,619	511,620	—	650,462
Trademarks and other identifiable intangibles, net	4,166	130,296	566,053	—	700,515
Goodwill	232,882	242,186	359,247	—	834,315
Investments in subsidiaries	4,595,424	2,229,254	—	(6,824,678)	—
Deferred tax assets	362,414	72,448	10,317	—	445,179
Receivables from related entities	5,145,108	5,099,420	2,366,888	(12,611,416)	—
Other noncurrent assets	60,388	319	9,995	—	70,702
Total assets	$11,751,353	$8,049,243	$5,364,000	$(19,545,556)	$5,619,040

Liabilities and Stockholders’ Equity
Accounts payable	$248,114	$21,733	$403,125	$—	$672,972
Accrued liabilities	168,440	51,766	240,528	(401)	460,333
Notes payable	—	—	117,785	—	117,785
Accounts Receivable Securitization Facility	—	—	195,163	—	195,163
Current portion of long-term debt	54,094	—	3,562	—	57,656
Total current liabilities	470,648	73,499	960,163	(401)	1,503,909
Long-term debt	2,136,531	—	117,631	—	2,254,162
Pension and postretirement benefits	307,738	—	54,528	—	362,266
Payables to related entities	7,462,706	3,691,969	1,456,741	(12,611,416)	—
Other noncurrent liabilities	97,839	11,659	113,314	—	222,812
Total liabilities	10,475,462	3,777,127	2,702,377	(12,611,817)	4,343,149
Stockholders’ equity	1,275,891	4,272,116	2,661,623	(6,933,739)	1,275,891
Total liabilities and stockholders’ equity	$11,751,353	$8,049,243	$5,364,000	$(19,545,556)	$5,619,040

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

	Condensed Consolidating Balance Sheet
	January 3, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$10,910	$10,796	$218,149	$—	$239,855
Trade accounts receivable, net	73,794	37,511	561,514	(771)	672,048
Inventories	958,376	120,341	607,356	(148,873)	1,537,200
Other current assets	38,446	11,224	51,394	—	101,064
Total current assets	1,081,526	179,872	1,438,413	(149,644)	2,550,167
Property, net	88,599	46,221	539,559	—	674,379
Trademarks and other identifiable intangibles, net	4,102	79,393	607,706	—	691,201
Goodwill	232,881	124,247	365,992	—	723,120
Investments in subsidiaries	3,732,783	1,792,790	—	(5,525,573)	—
Deferred tax assets	402,960	78,250	14,614	—	495,824
Receivables from related entities	4,585,755	4,471,644	2,087,280	(11,144,679)	—
Other noncurrent assets	55,540	428	17,534	—	73,502
Total assets	$10,184,146	$6,772,845	$5,071,098	$(16,819,896)	$5,208,193

Liabilities and Stockholders’ Equity
Accounts payable	$353,799	$11,925	$255,496	$—	$621,220
Accrued liabilities	190,739	61,339	238,249	1,112	491,439
Notes payable	—	—	144,438	—	144,438
Accounts Receivable Securitization Facility	—	—	210,963	—	210,963
Current portion of long-term debt	—	—	14,354	—	14,354
Total current liabilities	544,538	73,264	863,500	1,112	1,482,414
Long-term debt	1,176,500	—	437,497	—	1,613,997
Pension and postretirement benefits	399,931	—	72,072	—	472,003
Payables to related entities	6,544,095	3,270,513	1,330,071	(11,144,679)	—
Other noncurrent liabilities	132,310	12,609	108,887	(799)	253,007
Total liabilities	8,797,374	3,356,386	2,812,027	(11,144,366)	3,821,421
Stockholders’ equity	1,386,772	3,416,459	2,259,071	(5,675,530)	1,386,772
Total liabilities and stockholders’ equity	$10,184,146	$6,772,845	$5,071,098	$(16,819,896)	$5,208,193

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended January 2, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$441,619	$454,013	$491,816	$(1,160,441)	$227,007

Investing activities:
Purchases of property, plant and equipment	(26,396)	(18,108)	(54,871)	—	(99,375)
Proceeds from sales of assets	6,624	4,358	4,422	—	15,404
Acquisition of business, net of cash acquired	—	(192,829)	—	—	(192,829)
Proceeds from sale of investments	—	—	—	—	—
Other	—	—	—	—	—
Net cash from investing activities	(19,772)	(206,579)	(50,449)	—	(276,800)

Financing activities:
Borrowings on notes payable	—	—	1,167,681	—	1,167,681
Repayments on notes payable	—	—	(1,184,458)	—	(1,184,458)
Borrowings on Accounts Receivable Securitization Facility	—	—	231,891	—	231,891
Repayments on Accounts Receivable Securitization Facility	—	—	(247,691)	—	(247,691)
Borrowings on Revolving Loan Facility	5,272,000	—	—	—	5,272,000
Repayments on Revolving Loan Facility	(5,385,000)	—	—	—	(5,385,000)
Repayments of Euro Term Loan Facility	—	—	(289,079)	—	(289,079)
Borrowings on Term Loan A Facility	725,000	—	—	—	725,000
Repayments on Term Loan A Facility	(19,688)	—	—	—	(19,688)
Borrowings on Term Loan B Facility	425,000	—	—	—	425,000
Repayments on Term Loan B Facility	(3,188)	—	—	—	(3,188)
Borrowings on International Debt	—	—	10,676	—	10,676
Repayments on International Debt	—	—	(15,971)	—	(15,971)
Share repurchases	(351,495)	—	—	—	(351,495)
Cash dividends paid	(161,316)	—	—	—	(161,316)
Payments to amend and refinance credit facilities	(12,518)	—	(275)	—	(12,793)
Taxes paid related to net shares settlement of equity awards	(76,569)	—	—	—	(76,569)
Excess tax benefit from stock-based compensation	45,286	—	—	—	45,286
Other	2,672	—	(832)	856	2,696
Dividends paid to related entities	—	90	(157,895)	157,805	—
Net transactions with related entities	(886,593)	(250,637)	135,450	1,001,780	—
Net cash from financing activities	(426,409)	(250,547)	(350,503)	1,160,441	132,982
Effect of changes in foreign exchange rates on cash	—	—	(3,875)	—	(3,875)
Change in cash and cash equivalents	(4,562)	(3,113)	86,989	—	79,314
Cash and cash equivalents at beginning of year	10,910	10,796	218,149	—	239,855
Cash and cash equivalents at end of year	$6,348	$7,683	$305,138	$—	$319,169

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended January 3, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$1,012,798	$219,645	$381,797	$(1,106,150)	$508,090

Investing activities:
Purchases of property, plant and equipment	(13,045)	(8,970)	(42,296)	—	(64,311)
Proceeds from sales of assets	83	55	6,982	—	7,120
Acquisition of business, net of cash acquired	—	—	(360,439)	—	(360,439)
Proceeds from sale of investments	—	—	64,380	—	64,380
Other	—	—	(5,065)	—	(5,065)
Net cash from investing activities	(12,962)	(8,915)	(336,438)	—	(358,315)

Financing activities:
Borrowings on notes payable	—	—	158,217	—	158,217
Repayments on notes payable	—	—	(138,225)	—	(138,225)
Borrowings on Accounts Receivable Securitization Facility	—	—	161,167	—	161,167
Repayments on Accounts Receivable Securitization Facility	—	—	(131,994)	—	(131,994)
Borrowings on Revolving Loan Facility	3,536,000	—	—	—	3,536,000
Repayments on Revolving Loan Facility	(3,826,500)	—	—	—	(3,826,500)
Incurrence of debt under the Euro Term Loan Facility	—	—	476,566	—	476,566
Repayments of Euro Term Loan Facility	—	—	(2,226)	—	(2,226)
Repayments of assumed debt related to acquisition of business	—	—	(117,400)	—	(117,400)
Cash dividends paid	(119,607)	—	—	—	(119,607)
Payments to amend and refinance credit facilities	—	—	(6,011)	—	(6,011)
Proceeds from stock options exercised	—	—	—	—	—
Taxes paid related to net shares settlement of equity awards	(54,593)	—	—	—	(54,593)
Excess tax benefit from stock-based compensation	39,568	—	—	—	39,568
Other	1,741	—	332	(800)	1,273
Dividends paid to related entities	—	(10,338)	(10,463)	20,801	—
Net transactions with related entities	(571,230)	(197,407)	(317,512)	1,086,149	—
Net cash from financing activities	(994,621)	(207,745)	72,451	1,106,150	(23,765)
Effect of changes in foreign exchange rates on cash	—	—	(2,018)	—	(2,018)
Change in cash and cash equivalents	5,215	2,985	115,792	—	123,992
Cash and cash equivalents at beginning of year	5,695	7,811	102,357	—	115,863
Cash and cash equivalents at end of year	$10,910	$10,796	$218,149	$—	$239,855

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(amounts in thousands, except per share data)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 28, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$757,127	$173,085	$301,962	$(640,893)	$591,281

Investing activities:
Purchases of property, plant and equipment	(13,493)	(5,189)	(24,945)	—	(43,627)
Proceeds from sales of assets	3,338	33	2,718	—	6,089
Acquisition of business, net of cash acquired	—	(61,870)	(497,985)	—	(559,855)
Net cash from investing activities	(10,155)	(67,026)	(520,212)	—	(597,393)

Financing activities:
Borrowings on notes payable	—	—	101,175	—	101,175
Repayments on notes payable	—	—	(91,027)	—	(91,027)
Borrowings on Accounts Receivable Securitization Facility	—	—	145,715	—	145,715
Repayments on Accounts Receivable Securitization Facility	—	—	(137,761)	—	(137,761)
Borrowings on Revolving Loan Facility	4,053,500	—	—	—	4,053,500
Repayments on Revolving Loan Facility	(3,654,000)	—	—	—	(3,654,000)
Redemption of debt under 8% Senior Notes	(250,000)	—	—	—	(250,000)
Cash dividends paid	(59,442)	—	—	—	(59,442)
Payments to amend and refinance credit facilities	(5,405)	—	(225)	—	(5,630)
Taxes paid related to net shares settlement of equity awards	(41,839)	—	—	—	(41,839)
Excess tax benefit from stock-based compensation	26,784	—	—	—	26,784
Other	6,395	—	(113)	—	6,282
Dividends paid to related entities	—	(6,696)	(7,049)	13,745	—
Net transactions with related entities	(822,887)	(93,471)	289,210	627,148	—
Net cash from financing activities	(746,894)	(100,167)	299,925	640,893	93,757
Effect of changes in foreign exchange rates on cash	—	—	(14,578)	—	(14,578)
Change in cash and cash equivalents	78	5,892	67,097	—	73,067
Cash and cash equivalents at beginning of year	5,617	1,919	35,260	—	42,796
Cash and cash equivalents at end of year	$5,695	$7,811	$102,357	$—	$115,863