Form 10-Q
period 2016-04-02
Hanesbrands Inc.
filed 2016-04-26
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2016, there were 377,517,432 shares of the registrant’s common stock outstanding.

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
Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 2, 2016, under the caption “Risk Factors,” and available on the “Investors” section of our corporate website, www.Hanes.com/investors.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended January 2, 2016, particularly under the caption “Risk Factors.” We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended
	April 2, 2016	April 4, 2015
Net sales	$1,219,140	$1,208,921
Cost of sales	761,884	762,690
Gross profit	457,256	446,231
Selling, general and administrative expenses	334,851	356,300
Operating profit	122,405	89,931
Other expenses	649	382
Interest expense, net	31,566	26,887
Income before income tax expense	90,190	62,662
Income tax expense	9,921	10,026
Net income	$80,269	$52,636

Earnings per share:
Basic	$0.21	$0.13
Diluted	$0.21	$0.13

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended
	April 2, 2016	April 4, 2015
Net income	$80,269	$52,636
Other comprehensive income, net of tax of $1,439 and $3,840, respectively	10,216	4,843
Comprehensive income	$90,485	$57,479

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	April 2, 2016	January 2, 2016
Assets
Cash and cash equivalents	$332,422	$319,169
Trade accounts receivable, net	722,103	680,417
Inventories	1,969,872	1,814,602
Other current assets	93,283	103,679
Total current assets	3,117,680	2,917,867

Property, net	652,126	650,462
Trademarks and other identifiable intangibles, net	711,950	700,515
Goodwill	838,984	834,315
Deferred tax assets	452,709	445,179
Other noncurrent assets	48,612	49,252
Total assets	$5,822,061	$5,597,590

Liabilities and Stockholders’ Equity
Accounts payable	$530,436	$672,972
Accrued liabilities	460,514	460,333
Notes payable	115,237	117,785
Accounts Receivable Securitization Facility	200,000	195,163
Current portion of long-term debt	62,325	57,656
Total current liabilities	1,368,512	1,503,909
Long-term debt	2,963,424	2,232,712
Pension and postretirement benefits	322,586	362,266
Other noncurrent liabilities	215,498	222,812
Total liabilities	4,870,020	4,321,699

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 377,513,184 and 391,652,810, respectively	3,775	3,917
Additional paid-in capital	275,937	277,569
Retained earnings	1,057,046	1,389,338
Accumulated other comprehensive loss	(384,717)	(394,933)
Total stockholders’ equity	952,041	1,275,891
Total liabilities and stockholders’ equity	$5,822,061	$5,597,590

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Quarter ended
	April 2, 2016	April 4, 2015
Operating activities:
Net income	$80,269	$52,636
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	22,820	24,573
Amortization of debt issuance costs	1,790	1,690
Stock compensation expense	7,508	4,152
Deferred taxes and other	(8,372)	1,446
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	(34,927)	(58,024)
Inventories	(140,393)	(180,352)
Other assets	3,030	(6,166)
Accounts payable	(141,341)	10,534
Accrued pension and postretirement	(37,793)	(98,366)
Accrued liabilities and other	(37,397)	(11,468)
Net cash from operating activities	(284,806)	(259,345)

Investing activities:
Purchases of property, plant and equipment	(27,859)	(36,368)
Proceeds from sales of assets	15,286	4,735
Acquisition of business, net of cash acquired	(7,062)	—
Net cash from investing activities	(19,635)	(31,633)

Financing activities:
Borrowings on notes payable	368,778	43,828
Repayments on notes payable	(367,016)	(61,137)
Borrowings on Accounts Receivable Securitization Facility	53,261	79,039
Repayments on Accounts Receivable Securitization Facility	(48,424)	(90,393)
Borrowings on Revolving Loan Facility	1,471,500	1,327,500
Repayments on Revolving Loan Facility	(732,500)	(921,000)
Repayments on Euro Term Loan Facility	—	(974)
Repayments on Term Loan A Facility	(9,063)	—
Repayments on Term Loan B Facility	(1,063)	—
Borrowings on International Debt	2,895	3,352
Repayments on International Debt	(1,728)	(1,913)
Share repurchases	(379,901)	—
Cash dividends paid	(42,683)	(40,083)
Taxes paid related to net shares settlement of equity awards	(837)	(17,982)
Excess tax benefit from stock-based compensation	924	12,833
Debt issuance costs and other	541	684
Net cash from financing activities	314,684	333,754
Effect of changes in foreign exchange rates on cash	3,010	(5,564)
Change in cash and cash equivalents	13,253	37,212
Cash and cash equivalents at beginning of year	319,169	239,855
Cash and cash equivalents at end of period	$332,422	$277,067

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
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

(2)	Recent Accounting Pronouncements
Consolidation
In February 2015, the Financial Accounting Standards Board (the “FASB”) issued an update to their existing consolidation model, which changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new rules were effective for the Company in the first quarter of 2016. The adoption of the new accounting rules did not have an impact on the Company’s financial condition, results of operations or cash flows.
Debt Issuance Costs
In April 2015, the FASB issued new accounting rules, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new rules were effective for the Company in the first quarter of 2016. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Cloud Computing
In April 2015, the FASB issued new accounting rules, related to a customer’s accounting for fees paid in a cloud computing arrangement. The guidance provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting for other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The new rules were effective for the Company in the first quarter of 2016. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Fair Value Measurement
In May 2015, the FASB issued an update to their accounting guidance related to fair value measurements. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient, and requires separate disclosure of those investments instead. These disclosures were effective for the Company in the first quarter of 2016. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Measurement Period Adjustments
In September 2015, the FASB issued new accounting rules, which simplify the accounting for measurement period adjustments by eliminating the requirements to restate prior period financial statements for these adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard, which should be applied prospectively to measurement period adjustments that occur after the effective date, was effective for the Company in the first quarter of 2016. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Stock Compensation
In March 2016, the FASB issued new accounting rules related to accounting for stock compensation. The new guidance requires all excess tax benefits and deficiencies to be recognized in income as they occur. The new guidance also changes the cash flow presentation of excess tax benefits, classifying them as operating inflows or outflows. The new standard, which can be applied retrospectively or prospectively, is effective for the Company in the first quarter of 2017. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.
Inventory
In July 2015, the FASB issued new accounting rules, which require inventory to be recorded at the lower of cost or net realizable value. The new standard will be effective for the Company in the first quarter of 2017. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.
Revenue from Contracts with Customers
In July 2015, the FASB decided to delay effective dates for the new accounting rules related to revenue recognition for contracts with customers by one year. In March 2016, the FASB issued an update to the accounting rules regarding revenue from contracts with customers, which clarifies revenue recognition when an agent, along with the entity, is involved in providing a good or service to a customer. In April 2016, the FASB issued an additional update, which clarifies the principle for determining whether a good or service is “separately identifiable” and, therefore, should be accounted for separately. The new standard will be effective for the Company in the first quarter of 2018 with retrospective application required. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations and cash flows.
Hedge Accounting
In March 2016, the FASB issued new accounting rules related to hedge accounting, which clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. The new standard, which can be adopted prospectively or on a modified retrospective basis, is effective for the Company in the first quarter of 2018. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.
Lease Accounting
In February 2016, the FASB issued new accounting rules related to lease accounting, which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. The new rules will be effective for the Company in the first quarter of 2019. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations and cash flows.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(3)	Acquisitions
Knights Apparel
In April 2015, the Company completed the acquisition of Knights Holdco, Inc. (“Knights Apparel”), a leading seller of licensed collegiate logo apparel in the mass retail channel, from Merit Capital Partners in an all cash transaction valued at $192,888 on an enterprise value basis. The Company funded the acquisition with cash on hand and short-term borrowings under its Revolving Loan Facility.
Factors that contribute to the amount of goodwill recognized for the acquisition include the value of the existing work force and cost savings by utilizing the Company’s low-cost supply chain and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.
Since January 2, 2016, goodwill decreased by $3,551 as a result of measurement period adjustments to the acquired income tax balances. The purchase price allocation was finalized in the first quarter of 2016.
The acquired assets and assumed liabilities at the date of acquisition (April 6, 2015) include the following:

Cash and cash equivalents	$59
Trade accounts receivable	14,879
Inventories	22,820
Deferred tax assets and other	5,741
Trademarks and other identifiable intangibles	59,950
Total assets acquired	103,449
Accounts payable, accrued liabilities and other	6,807
Deferred tax liabilities and other noncurrent liabilities	18,142
Total liabilities assumed	24,949
Net assets acquired	78,500
Goodwill	114,388
Purchase price	$192,888

(4)	Stockholders’ Equity
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method.
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended
	April 2, 2016	April 4, 2015
Basic weighted average shares outstanding	386,598	403,578
Effect of potentially dilutive securities:
Stock options	1,400	3,166
Restricted stock units	1,040	1,498
Employee stock purchase plan and other	5	18
Diluted weighted average shares outstanding	389,043	408,260
For the quarters ended April 2, 2016 and April 4, 2015, there were no options or restricted stock units excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.
For the quarters ended April 2, 2016 and April 4, 2015, the Company declared cash dividends of $0.11 and $0.10 per share, respectively.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

In 2007, the Company’s Board of Directors authorized up to 40,000 shares to be repurchased in open-market transactions, and such repurchases are subject to market conditions, legal requirements and other factors. During the quarter ended April 2, 2016, the Company entered into transactions to repurchase 14,243 shares at a weighted average repurchase price of $26.65 per share. The shares were repurchased at a total cost of $379,901. At April 2, 2016, the remaining repurchase authorization totaled 2,261 shares. The program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

(5)	Inventories
Inventories consisted of the following:

	April 2, 2016	January 2, 2016
Raw materials	$162,016	$173,336
Work in process	219,833	200,836
Finished goods	1,588,023	1,440,430
	$1,969,872	$1,814,602

(6)	Debt
Debt consisted of the following:

	Interest Rate as of April 2, 2016	Principal Amount		Maturity Date
		April 2, 2016	January 2, 2016
Senior Secured Credit Facility:
Revolving Loan Facility	1.99%	$802,500	$63,500	April 2020
Euro Term Loan	3.50%	117,304	113,098	August 2021
Term Loan A	1.90%	696,250	705,313	April 2020
Term Loan B	3.25%	420,750	421,813	April 2022
6.375% Senior Notes	6.38%	1,000,000	1,000,000	December 2020
Accounts Receivable Securitization Facility	1.33%	200,000	195,163	March 2017
Other International Debt	Various	9,582	8,094	Various
		3,246,386	2,506,981
Less long-term debt issuance cost		20,637	21,450
Less current maturities		262,325	252,819
		$2,963,424	$2,232,712
As of April 2, 2016, the Company had $182,005 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account outstanding borrowings and $15,495 of standby and trade letters of credit issued and outstanding under this facility.
In March 2016, the Company amended the accounts receivable securitization facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment primarily extended the termination date to March 2017 and changed the borrowing capacity from a fixed capacity to a varying limit throughout the year, in order to minimize fees for the Company’s unused portion of the facility.
As of April 2, 2016, the Company was in compliance with all financial covenants under its credit facilities.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(7)	Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at January 2, 2016	$(57,675)	$6,743	$(563,759)	$219,758	$(394,933)
Amounts reclassified from accumulated other comprehensive loss	—	(2,324)	4,205	(732)	1,149
Current-period other comprehensive income (loss) activity	12,474	(5,578)	—	2,171	9,067

Balance at April 2, 2016	$(45,201)	$(1,159)	$(559,554)	$221,197	$(384,717)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarter Ended
		April 2, 2016	April 4, 2015
Gain (loss) on foreign exchange contracts	Cost of sales	$2,324	$835
	Income tax	(904)	(507)
	Net of tax	1,420	328
Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	(4,205)	(2,770)
	Income tax	1,636	1,200
	Net of tax	(2,569)	(1,570)

Total reclassifications		$(1,149)	$(1,242)

(8)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of April 2, 2016, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio was $229,472 and $2,614, respectively, primarily consisting of contracts hedging exposures to the Euro, Canadian dollar, Mexican peso, Australian dollar, Japanese yen and Brazilian real.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		April 2, 2016	January 2, 2016
Hedges	Other current assets	$131	$3,700
Non-hedges	Other current assets	339	1,514
Total derivative assets		470	5,214

Hedges	Accrued liabilities	(3,728)	(330)
Non-hedges	Accrued liabilities	(1,297)	(775)
Total derivative liabilities		(5,025)	(1,105)

Net derivative asset (liability)		$(4,555)	$4,109
Cash Flow Hedges

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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $65.
The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income.
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of AOCI and Income is as follows:

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
	Quarter Ended
	April 2, 2016	April 4, 2015
Foreign exchange contracts	$(5,578)	$11,185

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)
		Quarter Ended
		April 2, 2016	April 4, 2015
Foreign exchange contracts	Cost of sales	$2,324	$835
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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income
		Quarter Ended
		April 2, 2016	April 4, 2015
Foreign exchange contracts	Selling, general and administrative expenses	$(2,408)	$3,470

(9)	Fair Value of Assets and Liabilities
As of April 2, 2016, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates and deferred compensation plan liabilities. The fair values of foreign currency derivatives are determined using the cash flows of the foreign

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.
There were no changes during the quarter ended April 2, 2016 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers into or out of Level 1, Level 2 or Level 3 during the quarter ended April 2, 2016. As of and during the quarter ended April 2, 2016, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of April 2, 2016
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$470	$—
Foreign exchange derivative contracts	—	(5,025)	—
	—	(4,555)	—
Deferred compensation plan liability	—	(36,015)	—
Total	$—	$(40,570)	$—

	Assets (Liabilities) at Fair Value as of January 2, 2016
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$5,214	$—
Foreign exchange derivative contracts	—	(1,105)	—
	—	4,109	—
Deferred compensation plan liability	—	(36,257)	—
Total	$—	$(32,148)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of April 2, 2016 and January 2, 2016. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $14,696 and $13,100 as of April 2, 2016 and January 2, 2016, respectively. The fair value of debt, which is classified as a Level 2 liability, was $3,285,216 and $2,537,640 as of April 2, 2016 and January 2, 2016, respectively. Debt had a carrying value of $3,246,386 and $2,506,981 as of April 2, 2016 and January 2, 2016, respectively. In the first quarter of 2016, the Company adopted new accounting rules, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. Hence, the carrying value of debt reflected on the face of the balance sheet reflects the adoption of the new accounting rules. However, the carrying value of debt reflected in this footnote disclosure reflects the gross amount owed to creditors. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of April 2, 2016 and January 2, 2016, primarily due to the short-term nature of these instruments.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(10)	Income Taxes
The Company’s effective income tax rate was 11% and 16% for the quarters ended April 2, 2016 and April 4, 2015, respectively. The lower effective income tax rate for the quarter ended April 2, 2016 compared to the quarter ended April 4, 2015 was primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries.

(11)	Subsequent Event
The Company announced on April 7, 2016 that it had entered into a definitive agreement to acquire Champion Europe S.p.A (“Champion Europe”), which owns the trademark for the Champion brand in Europe, the Middle East and Africa. The purchase price will be 10 times actual calendar year 2016 earnings before interest, taxes, depreciation and amortization (“EBITDA”), subject to adjustment for cash, debt and working capital. Champion Europe expects calendar year 2016 EBITDA of approximately €20,000. The acquisition, which is subject to certain closing conditions, is expected to close midyear 2016.

(12)	Business Segment Information
The Company’s operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. As a result of a shift in management responsibilities, the Company decided in the first quarter of 2016 to move its wholesale e-commerce business from its Direct to Consumer segment into the respective Innerwear and Activewear segments. Prior year segment sales and operating profit results have been revised to conform to the current year presentation.
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
The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses and amortization of intangibles. The Company decided in the first quarter of 2016 to revise the manner in which the Company allocates certain selling, general and administrative expenses. Certain prior year segment operating profit disclosures have been revised to conform to current year presentation. The accounting policies of the segments are consistent with those described in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 2, 2016.

	Quarter Ended
	April 2, 2016	April 4, 2015
Net sales:
Innerwear	$560,726	$553,604
Activewear	309,525	301,010
Direct to Consumer	69,802	71,157
International	279,087	283,150
Total net sales	$1,219,140	$1,208,921

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended
	April 2, 2016	April 4, 2015
Segment operating profit:
Innerwear	$117,972	$116,063
Activewear	32,569	31,170
Direct to Consumer	(3,022)	(4,530)
International	24,719	21,495
Total segment operating profit	172,238	164,198
Items not included in segment operating profit:
General corporate expenses	(21,435)	(26,244)
Acquisition, integration and other action related charges	(24,669)	(43,228)
Amortization of intangibles	(3,729)	(4,795)
Total operating profit	122,405	89,931
Other expenses	(649)	(382)
Interest expense, net	(31,566)	(26,887)
Income before income tax expense	$90,190	$62,662
For the quarter ended April 2, 2016, the Company incurred acquisition, integration and other action related charges of $24,669, of which $4,869 is reported in the “Cost of sales” line and $19,800 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended April 4, 2015, the Company incurred acquisition, integration and other action related charges of $43,228, of which $14,068 is reported in the “Cost of sales” line and $29,160 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
As part of the Hanes Europe Innerwear acquisition strategy, the Company has identified management and administrative positions that are considered non-essential and/or duplicative that will be eliminated. As of April 2, 2016, the Company has accrued approximately $50,269 for employee termination and other benefits recognized in accordance with expected benefit payments for affected employees. The charges are reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income. As of April 2, 2016, approximately $3,731 of benefit payments had been made. $30,596 and $19,673, respectively, is included in the “Accrued liabilities” and “Other noncurrent liabilities” line of the Consolidated Balance Sheet.
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

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended April 2, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$876,884	$178,588	$865,234	$(701,566)	$1,219,140
Cost of sales	649,945	92,022	638,057	(618,140)	761,884
Gross profit	226,939	86,566	227,177	(83,426)	457,256
Selling, general and administrative expenses	189,432	44,619	103,279	(2,479)	334,851
Operating profit	37,507	41,947	123,898	(80,947)	122,405
Equity in earnings of subsidiaries	96,432	101,331	—	(197,763)	—
Other expenses	649	—	—	—	649
Interest expense, net	27,088	1	4,527	(50)	31,566
Income before income tax expense	106,202	143,277	119,371	(278,660)	90,190
Income tax expense	25,933	(24,465)	8,453	—	9,921
Net income	$80,269	$167,742	$110,918	$(278,660)	$80,269

Comprehensive income	$90,485	$167,742	$118,621	$(286,363)	$90,485

	Condensed Consolidating Statement of Comprehensive Income Quarter Ended April 4, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$951,090	$153,174	$792,012	$(687,355)	$1,208,921
Cost of sales	772,889	74,310	600,410	(684,919)	762,690
Gross profit	178,201	78,864	191,602	(2,436)	446,231
Selling, general and administrative expenses	224,682	52,864	80,454	(1,700)	356,300
Operating profit	(46,481)	26,000	111,148	(736)	89,931
Equity in earnings of subsidiaries	131,166	108,170	—	(239,336)	—
Other expenses	382	—	—	—	382
Interest expense, net	19,123	(4)	7,782	(14)	26,887
Income before income tax expense	65,180	134,174	103,366	(240,058)	62,662
Income tax expense	12,544	(11,090)	8,572	—	10,026
Net income	$52,636	$145,264	$94,794	$(240,058)	$52,636

Comprehensive income	$57,479	$145,264	$90,404	$(235,668)	$57,479

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet April 2, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$20,955	$5,826	$305,641	$—	$332,422
Trade accounts receivable, net	95,789	67,911	559,680	(1,277)	722,103
Inventories	1,302,946	167,467	692,236	(192,777)	1,969,872
Other current assets	35,966	9,933	47,384	—	93,283
Total current assets	1,455,656	251,137	1,604,941	(194,054)	3,117,680
Property, net	96,408	42,950	512,768	—	652,126
Trademarks and other identifiable intangibles, net	6,132	130,161	575,657	—	711,950
Goodwill	232,882	238,635	367,467	—	838,984
Investments in subsidiaries	4,681,675	2,335,565	—	(7,017,240)	—
Deferred tax assets	365,965	75,999	10,745	—	452,709
Receivables from related entities	5,497,304	5,251,814	2,536,205	(13,285,323)	—
Other noncurrent assets	38,569	317	9,726	—	48,612
Total assets	$12,374,591	$8,326,578	$5,617,509	$(20,496,617)	$5,822,061

Liabilities and Stockholders’ Equity
Accounts payable	$189,512	$25,815	$315,109	$—	$530,436
Accrued liabilities	169,252	24,978	266,546	(262)	460,514
Notes payable	—	—	115,237	—	115,237
Accounts Receivable Securitization Facility	—	—	200,000	—	200,000
Current portion of long-term debt	58,625	—	3,700	—	62,325
Total current liabilities	417,389	50,793	900,592	(262)	1,368,512
Long-term debt	2,841,461	—	121,963	—	2,963,424
Pension and postretirement benefits	265,495	—	57,091	—	322,586
Payables to related entities	7,803,803	3,822,944	1,658,576	(13,285,323)	—
Other noncurrent liabilities	94,402	11,777	109,319	—	215,498
Total liabilities	11,422,550	3,885,514	2,847,541	(13,285,585)	4,870,020
Stockholders’ equity	952,041	4,441,064	2,769,968	(7,211,032)	952,041
Total liabilities and stockholders’ equity	$12,374,591	$8,326,578	$5,617,509	$(20,496,617)	$5,822,061

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Balance Sheet January 2, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Cash and cash equivalents	$6,348	$7,683	$305,138	$—	$319,169
Trade accounts receivable, net	92,287	68,710	520,697	(1,277)	680,417
Inventories	1,123,320	145,533	656,714	(110,965)	1,814,602
Other current assets	32,793	10,775	57,331	2,780	103,679
Total current assets	1,254,748	232,701	1,539,880	(109,462)	2,917,867
Property, net	96,223	42,619	511,620	—	650,462
Trademarks and other identifiable intangibles, net	4,166	130,296	566,053	—	700,515
Goodwill	232,882	242,186	359,247	—	834,315
Investments in subsidiaries	4,595,424	2,229,254	—	(6,824,678)	—
Deferred tax assets	362,414	72,448	10,317	—	445,179
Receivables from related entities	5,145,108	5,099,420	2,366,888	(12,611,416)	—
Other noncurrent assets	38,938	319	9,995	—	49,252
Total assets	$11,729,903	$8,049,243	$5,364,000	$(19,545,556)	$5,597,590

Liabilities and Stockholders’ Equity
Accounts payable	$248,114	$21,733	$403,125	$—	$672,972
Accrued liabilities	168,440	51,766	240,528	(401)	460,333
Notes payable	—	—	117,785	—	117,785
Accounts Receivable Securitization Facility	—	—	195,163	—	195,163
Current portion of long-term debt	54,094	—	3,562	—	57,656
Total current liabilities	470,648	73,499	960,163	(401)	1,503,909
Long-term debt	2,115,081	—	117,631	—	2,232,712
Pension and postretirement benefits	307,738	—	54,528	—	362,266
Payables to related entities	7,462,706	3,691,969	1,456,741	(12,611,416)	—
Other noncurrent liabilities	97,839	11,659	113,314	—	222,812
Total liabilities	10,454,012	3,777,127	2,702,377	(12,611,817)	4,321,699
Stockholders’ equity	1,275,891	4,272,116	2,661,623	(6,933,739)	1,275,891
Total liabilities and stockholders’ equity	$11,729,903	$8,049,243	$5,364,000	$(19,545,556)	$5,597,590

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flows Three Months Ended April 2, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$(173,346)	$107,704	$(26,118)	$(193,046)	$(284,806)
Investing activities:
Purchases of property, plant and equipment	(9,008)	(4,446)	(14,405)	—	(27,859)
Proceeds from sales of assets	15,338	—	(52)	—	15,286
Acquisition of business, net of cash acquired	—	—	(7,062)	—	(7,062)
Net cash from investing activities	6,330	(4,446)	(21,519)	—	(19,635)
Financing activities:
Borrowings on notes payable	—	—	368,778	—	368,778
Repayments on notes payable	—	—	(367,016)	—	(367,016)
Borrowings on Accounts Receivable Securitization Facility	—	—	53,261	—	53,261
Repayments on Accounts Receivable Securitization Facility	—	—	(48,424)	—	(48,424)
Borrowings on Revolving Loan Facility	1,471,500	—	—	—	1,471,500
Repayments on Revolving Loan Facility	(732,500)	—	—	—	(732,500)
Repayments on Term Loan A Facility	(9,063)	—	—	—	(9,063)
Repayments on Term Loan B Facility	(1,063)	—	—	—	(1,063)
Borrowings on International Debt	—	—	2,895	—	2,895
Repayments on International Debt	—	—	(1,728)	—	(1,728)
Cash dividends paid	(42,683)	—	—	—	(42,683)
Share repurchases	(379,901)	—	—	—	(379,901)
Taxes paid related to net shares settlement of equity awards	(837)	—	—	—	(837)
Excess tax benefit from stock-based compensation	924	—	—	—	924
Debt issuance costs and other	980	—	(439)	—	541
Net transactions with related entities	(125,734)	(105,115)	37,803	193,046	—
Net cash from financing activities	181,623	(105,115)	45,130	193,046	314,684
Effect of changes in foreign exchange rates on cash	—	—	3,010	—	3,010
Change in cash and cash equivalents	14,607	(1,857)	503	—	13,253
Cash and cash equivalents at beginning of year	6,348	7,683	305,138	—	319,169
Cash and cash equivalents at end of period	$20,955	$5,826	$305,641	$—	$332,422

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Condensed Consolidating Statement of Cash Flow Three Months Ended April 4, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash from operating activities	$(115,241)	$68,660	$(391,119)	$178,355	$(259,345)
Investing activities:
Purchases of property, plant and equipment	(8,864)	(3,796)	(23,708)	—	(36,368)
Proceeds from sales of assets	—	4,322	413	—	4,735
Net cash from investing activities	(8,864)	526	(23,295)	—	(31,633)
Financing activities:
Borrowings on notes payable	—	—	43,828	—	43,828
Repayments on notes payable	—	—	(61,137)	—	(61,137)
Borrowings on Accounts Receivable Securitization Facility	—	—	79,039	—	79,039
Repayments on Accounts Receivable Securitization Facility	—	—	(90,393)	—	(90,393)
Borrowings on Revolving Loan Facility	1,327,500	—	—	—	1,327,500
Repayments on Revolving Loan Facility	(921,000)	—	—	—	(921,000)
Cash dividends paid	(40,083)	—	—	—	(40,083)
Repayments on Euro Term Loan Facility	—	—	(974)	—	(974)
Borrowings on International Debt	—	—	3,352	—	3,352
Repayments on International Debt	—	—	(1,913)	—	(1,913)
Taxes paid related to net shares settlement of equity awards	(17,982)	—	—	—	(17,982)
Excess tax benefit from stock-based compensation	12,833	—	—	—	12,833
Other	1,183	—	(493)	(6)	684
Net transactions with related entities	(245,013)	(67,871)	491,233	(178,349)	—
Net cash from financing activities	117,438	(67,871)	462,542	(178,355)	333,754
Effect of changes in foreign exchange rates on cash	—	—	(5,564)	—	(5,564)
Change in cash and cash equivalents	(6,667)	1,315	42,564	—	37,212
Cash and cash equivalents at beginning of year	10,910	10,796	218,149	—	239,855
Cash and cash equivalents at end of period	$4,243	$12,111	$260,713	$—	$277,067

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended January 2, 2016, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended January 2, 2016.
Overview
We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Maidenform, DIM, Playtex, Bali, JMS/Just My Size, Nur Die/Nur Der, L’eggs, Lovable, Wonderbra, Flexees, Lilyette, Gear for Sports, Shock Absorber, Abanderado, Rinbros and Zorba. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery.
Our operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. As a result of a shift in management responsibilities, we decided in the first quarter of 2016 to move our wholesale e-commerce business from our Direct to Consumer segment to the respective Innerwear and Activewear segments. In addition, we decided in the first quarter of 2016 to revise the manner in which we allocate certain selling, general and administrative expenses. Prior year segment sales and operating profit results have been revised to conform to the current year presentation.
Highlights from the Quarter Ended April 2, 2016
Key financial highlights are as follows:

•	Total net sales in the first quarter of 2016 were $1.22 billion, compared with $1.21 billion in the same period of 2015, representing a 1% increase.

•
Operating profit increased 36% to $122 million in the first quarter of 2016, compared with $90 million in the same period of 2015. As a percentage of sales, operating profit was 10.0% in the first quarter of 2016 compared to 7.4% in the same period of 2015. Included within operating profit for the first quarter of 2016 and 2015 were acquisition, integration and other action related charges of $25 million and $43 million, respectively.

•	Diluted earnings per share increased 62% to $0.21 in the first quarter of 2016, compared with diluted earnings per share of $0.13 in the same period of 2015.

•	We purchased approximately 14.2 million shares of our stock for approximately $380 million at a weighted average cost per share of $26.65.

•
Subsequent to quarter end, on April 7, 2016, we announced that we had entered into a definitive agreement to acquire Champion Europe. The purchase price will be 10 times actual calendar year 2016 earnings before interest, taxes, depreciation and amortization (“EBITDA”), subject to adjustment for cash, debt and working capital. Champion Europe expects calendar year 2016 EBITDA of approximately €20 million. The acquisition, which is subject to certain closing conditions, is expected to close midyear 2016.

Outlook
We expect our 2016 full year net sales to be approximately $5.8 to $5.9 billion.
Interest expense and other expenses are expected to be approximately $115 million to $120 million.
We estimate our full year effective income tax rate to be approximately 10% to 11%.
We expect net cash flow from operations to be in the range of $750 million to $850 million. Net capital expenditures are expected to be approximately $70 million. Pretax acquisition and integration related charges are expected to be approximately $85 million.

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
Condensed Consolidated Results of Operations — First Quarter Ended April 2, 2016 Compared with First Quarter Ended April 4, 2015

	Quarter Ended
	April 2, 2016	April 4, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,219,140	$1,208,921	$10,219	0.8%
Cost of sales	761,884	762,690	(806)	(0.1)
Gross profit	457,256	446,231	11,025	2.5
Selling, general and administrative expenses	334,851	356,300	(21,449)	(6.0)
Operating profit	122,405	89,931	32,474	36.1
Other expenses	649	382	267	69.9
Interest expense, net	31,566	26,887	4,679	17.4
Income before income tax expense	90,190	62,662	27,528	43.9
Income tax expense	9,921	10,026	(105)	(1.0)
Net income	$80,269	$52,636	$27,633	52.5%
Net Sales
Net sales increased 1% during the first quarter of 2016 primarily due to the following:

•	Acquisition of Knights Apparel in April 2015, which added an incremental $21 million of net sales in 2016;

•	Higher net sales in our Innerwear segment primarily driven by sales of basic apparel in the mass merchant channel; and

•	Continued growth in the Activewear segment within the licensed sports apparel business.
Offset by:

•	Lower sales in the mid-tier and department store channel;

•	Lower sales in our Direct to Consumer segment due to lower comparable store sales and the planned reduction of our catalog distribution; and

•
Unfavorable foreign currency exchange rates. Excluding the impact of foreign currency reductions, consolidated net sales and International segment net sales increased 2% and increased 3%, respectively.

Gross Profit
The increase in gross profit was attributable to a sales shift to higher margin products, reduced acquisition, integration and other action related costs, supply chain efficiencies and benefits from our Innovate-to-Elevate strategy, which combines our brand power, our innovation platforms and our low cost supply chain to drive margin expansion by increasing our price per unit and reducing our cost per unit. Included in gross profit in the first quarters of 2016 and 2015 are charges of approximately $5 million and $14 million, respectively, related to acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 27.5% for the first quarter of 2016 compared to 29.5% in the same period of 2015. Included in selling, general and administrative expenses were charges of $20 million and $29 million of acquisition, integration and other action related costs for the first quarters of 2016 and 2015, respectively. Exclusive of acquisition, integration and other action related costs and the purchase of Knights Apparel, selling, general and administrative expenses were lower due to synergy benefits from the integration of acquisitions, planned reduction of our catalog distribution and continued cost control.
Other Highlights
Interest Expense – higher by $5 million in the first quarter of 2016 compared to the first quarter of 2015 primarily due to higher debt balances to fund share repurchases and working capital needs. Our weighted average interest rate on our outstanding debt was 3.59% during the first quarter of 2016, compared to 4.04% in the first quarter of 2015.
Income Tax Expense – our effective income tax rate was 11% and 16% for the first quarter of 2016 and 2015, respectively.  The lower tax rate in 2016 compared to the same period in 2015 is primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries.
Operating Results by Business Segment — First Quarter Ended April 2, 2016 Compared with First Quarter Ended April 4, 2015

	Net Sales		Operating Profit
	Quarter Ended		Quarter Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
	(dollars in thousands)
Innerwear	$560,726	$553,604	$117,972	$116,063
Activewear	309,525	301,010	32,569	31,170
Direct to Consumer	69,802	71,157	(3,022)	(4,530)
International	279,087	283,150	24,719	21,495
Corporate	—	—	(49,833)	(74,267)
Total	$1,219,140	$1,208,921	$122,405	$89,931
Innerwear

	Quarter Ended
	April 2, 2016	April 4, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$560,726	$553,604	$7,122	1.3%
Segment operating profit	117,972	116,063	1,909	1.6%
The higher net sales in our Innerwear segment primarily resulted from stronger net sales within the mass merchant channel, offset by softness in the mid-tier and department store channel.
Increased operating profit was driven largely by increased sales and continued cost control offset by costs associated with our inventory reduction related efforts.

Activewear

	Quarter Ended
	April 2, 2016	April 4, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$309,525	$301,010	$8,515	2.8%
Segment operating profit	32,569	31,170	1,399	4.5
Activewear net sales increased due to the following:

•	The acquisition of Knights Apparel in April 2015, which added an incremental $21 million of net sales in 2016; and

•	Continued growth in our licensed sports apparel business.
Partially offset by:

•	A bankruptcy of a large sporting goods retailer; and

•	Space shifts within our seasonal activewear business.
Operating profit within the Activewear segment increased primarily as a result of higher sales volume.
Direct to Consumer

	Quarter Ended
	April 2, 2016	April 4, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$69,802	$71,157	$(1,355)	(1.9)%
Segment operating profit	(3,022)	(4,530)	1,508	33.3
Direct to Consumer segment net sales were lower as a result of increased online sales, offset by reduced comparable store sales and reduced catalog sales.
Operating margins increased due to cost savings related to our catalog distribution, offset by lower sales.
International

	Quarter Ended
	April 2, 2016	April 4, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$279,087	$283,150	$(4,063)	(1.4)%
Segment operating profit	24,719	21,495	3,224	15.0
Net sales in the International segment were lower as a result of the following:

•	$12 million unfavorable impact of foreign currency exchange rates; and

•	The planned exit of small, low performing brands in Hanes Europe Innerwear.
Offset by:

•	Continued space gains in Asia within our Activewear product category.
Operating profit increased primarily due to higher sales volume in Asia and cost synergies in our Hanes Europe Innerwear business, partially offset by foreign currency exchange rates.
Corporate
Corporate expenses were comprised primarily of certain administrative costs and acquisition, integration and other action related charges totaling $25 million in the first quarter of 2016 as compared to $43 million for the first quarter of 2015. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, infrastructure (including information technology), and similar charges. Foundational costs are expenses associated with building infrastructure to support and integrate current and future acquisitions; primarily consisting of information technology spend. Other costs relate to other items not included in the aforementioned categories such as charges incurred related to the Target exit from Canada in the first quarter of 2015 and its related bankruptcy and other international realignment and configuration activities. Maidenform acquisition and integration costs and foundational costs were completed in 2015.

	Quarter Ended
	April 2, 2016	April 4, 2015
	(dollars in thousands)
Acquisition and integration costs:
Hanes Europe Innerwear	$19,034	$23,005
Knights Apparel	3,910	1,102
Maidenform	—	4,267
Champion Japan licensee transaction	1,725	—
Total acquisition and integration costs	24,669	28,374
Foundational costs	—	6,727
Other costs	—	8,127
	$24,669	$43,228
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
At April 2, 2016, we had $182 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $101 million of borrowing availability under our international loan facilities, $332 million in cash and cash equivalents and no borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
The following have impacted or are expected to impact our liquidity:

•	we have principal and interest obligations under out debt;

•	we acquired Knights Apparel in April 2015 and have announced our intent to acquire Champion Europe mid-year 2016 and we may pursue additional strategic business acquisitions in the future;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we made a $100 million contribution to our pension plans in January 2015 and a $40 million contribution in January 2016;

•	we may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could significantly impact our effective income tax rate;

•	our Board of Directors has authorized a regular quarterly dividend; and

•	our Board of Directors has authorized share repurchases under our previously authorized share repurchase program.
Dividends
As part of our cash deployment strategy, in January 2016, our Board of Directors declared a regular quarterly dividend of $0.11 per share, which was paid in March 2016.
Share Repurchase Program
We resumed repurchasing Company common stock in the open market during the third quarter of 2015 under a program previously announced in 2007. Our Board of Directors authorized up to 40 million shares to be repurchased in open-market transactions, and such repurchases are subject to market conditions, legal requirements and other factors. During the quarter ended April 2, 2016, we entered into transactions to repurchase 14 million shares at a weighted average repurchase price of

$26.65 per share. The shares were repurchased at a total cost of $380 million. Since inception of the program, we have purchased 37.7 million shares, leaving 2.3 million shares authorized for repurchase under the program. The program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time at our discretion.
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
There have been no significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended January 2, 2016.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the three months ended April 2, 2016 and April 4, 2015 was derived from our condensed consolidated financial statements.

	Quarter ended
	April 2, 2016	April 4, 2015
	(dollars in thousands)
Operating activities	$(284,806)	$(259,345)
Investing activities	(19,635)	(31,633)
Financing activities	314,684	333,754
Effect of changes in foreign currency exchange rates on cash	3,010	(5,564)
Change in cash and cash equivalents	13,253	37,212
Cash and cash equivalents at beginning of year	319,169	239,855
Cash and cash equivalents at end of period	$332,422	$277,067
Operating Activities
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income, as well as changes in our working capital. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to prior year, the lower net cash from operating activities is due to changes in working capital, specifically related to accounts payable and accrued liabilities, partially offset by a smaller voluntary pension contribution in the first quarter of 2016 of $40 million compared to $100 million in the same period of 2015. The increase in inventory in the first quarter is in line with our normal seasonal build as we typically build inventory unit levels to support the back-to-school shopping season. We have initiated inventory reduction efforts in the first quarter of 2016 that will continue through the second quarter and expected to generate cash flow in the second half of 2016.
Investing Activities
The lower net cash used in investing activities is the result of lower capital spending and increased cash proceeds from sale of assets in 2016 compared to the same period in 2015. Offsetting, in part, the aforementioned favorable investing cash flow activity was the investment to re-acquire the remainder of the rights to Champion in Japan from Goldwin, Inc.
Financing Activities
The lower net cash from financing activities was primarily the result of our share repurchases in the quarter, offset by higher net borrowings on our loan facilities, specifically due to new borrowings under the Senior Secured Credit Facility.
Financing Arrangements
In March 2016, we amended the accounts receivable securitization facility that we entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment primarily extended the termination date to March 2017 and changed the borrowing capacity from a fixed to a varying limit throughout the year, in order to minimize fees for our unused portion of the facility.

As of April 2, 2016, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with these covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2016 or other SEC filings could cause noncompliance.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” to our financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2016.
The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 2, 2016. There have been no material changes in these policies from those described in our Annual Report on Form 10-K for the year ended January 2, 2016.
Recently Issued Accounting Pronouncements
For a summary of recently issued accounting pronouncements, see Note, “Recent Accounting Pronouncements” to our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended January 2, 2016.

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
The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliate purchaser of the Company, of shares of the Company’s common stock during the year ended January 2, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased under the Program
January 3, 2016 to February 6, 2016	—	—	—	16,503,527
February 7, 2016 to March 5, 2016	14,242,829	26.65	14,242,829	2,260,698
March 6, 2016 to April 2, 2016	—	—	—	2,260,698
Total	14,242,829		14,242,829

(1) On February 1, 2007, the Company announced that the Board of Directors granted authority for the repurchase of up to 40 million shares of the Company’s common stock. Since inception of the program, the Company has purchased 37.7 million shares, leaving 2.3 million shares that may yet be purchased under the program.
(2) Average price paid per share for shares purchased as part of our publicly-announced plan.
We net settle our employee stock option exercises and restricted stock unit and performance stock unit vestings, which result in the withholding of shares to cover the option exercise price and the minimum statutory withholding tax obligations that we are required to pay in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.

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
Date: April 26, 2016

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

4.1
Sixteenth Supplemental Indenture (to the 2008 Indenture) dated March 11, 2016 among Hanesbrands Inc., certain subsidiaries of Hanesbrands Inc. and Branch Banking and Trust Company (incorporated by reference from Exhibit 4.22 to the Registrant’s Post-Effective Amendment No. l to Registration Statement on Form S-3 (Commission file number 333-192932) filed with the Securities and Exchange Commission on April 15, 2016).

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