Form 10-Q
period 2016-07-02
Hanesbrands Inc.
filed 2016-08-04
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2016, there were 377,798,188 shares of the registrant’s common stock outstanding.

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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$1,472,731	$1,522,033	$2,691,871	$2,730,954
Cost of sales	915,440	953,808	1,677,324	1,716,498
Gross profit	557,291	568,225	1,014,547	1,014,456
Selling, general and administrative expenses	336,081	429,292	670,932	785,592
Operating profit	221,210	138,933	343,615	228,864
Other expenses	48,325	830	48,974	1,212
Interest expense, net	36,540	29,020	68,106	55,907
Income before income tax expense	136,345	109,083	226,535	171,745
Income tax expense	8,202	14,181	18,123	24,207
Net income	$128,143	$94,902	$208,412	$147,538

Earnings per share:
Basic	$0.34	$0.23	$0.54	$0.37
Diluted	$0.34	$0.23	$0.54	$0.36

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income	$128,143	$94,902	$208,412	$147,538
Other comprehensive income (loss), net of tax of ($1,893), $106, ($454) and ($3,734), respectively	6,188	(506)	16,404	4,337
Comprehensive income	$134,331	$94,396	$224,816	$151,875

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	July 2, 2016	January 2, 2016
Assets
Cash and cash equivalents	$660,997	$319,169
Trade accounts receivable, net	857,562	680,417
Inventories	2,006,867	1,814,602
Other current assets	108,066	103,679
Total current assets	3,633,492	2,917,867

Property, net	672,807	650,462
Trademarks and other identifiable intangibles, net	838,149	700,515
Goodwill	947,955	834,315
Deferred tax assets	461,359	445,179
Other noncurrent assets	60,888	49,252
Total assets	$6,614,650	$5,597,590

Liabilities and Stockholders’ Equity
Accounts payable	$664,186	$672,972
Accrued liabilities	525,451	460,333
Notes payable	85,528	117,785
Accounts Receivable Securitization Facility	208,434	195,163
Current portion of long-term debt	67,315	57,656
Total current liabilities	1,550,914	1,503,909
Long-term debt	3,466,525	2,232,712
Pension and postretirement benefits	319,527	362,266
Other noncurrent liabilities	227,992	222,812
Total liabilities	5,564,958	4,321,699

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 377,789,577 and 391,652,810, respectively	3,778	3,917
Additional paid-in capital	275,207	277,569
Retained earnings	1,149,236	1,389,338
Accumulated other comprehensive loss	(378,529)	(394,933)
Total stockholders’ equity	1,049,692	1,275,891
Total liabilities and stockholders’ equity	$6,614,650	$5,597,590

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six Months Ended
	July 2, 2016	July 4, 2015
Operating activities:
Net income	$208,412	$147,538
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	46,827	50,807
Write-off on early extinguishment of debt	11,794	—
Charges incurred for amendments of credit facilities	35,497	—
Amortization of debt issuance costs	3,827	3,412
Stock compensation expense	7,982	6,460
Deferred taxes and other	(4,812)	(6,021)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(137,826)	(164,334)
Inventories	(129,636)	(228,738)
Other assets	(21,022)	(26,925)
Accounts payable	(79,722)	56,241
Accrued pension and postretirement benefits	(36,115)	(99,961)
Accrued liabilities and other	(34,284)	28,453
Net cash from operating activities	(129,078)	(233,068)
Investing activities:
Purchases of property, plant and equipment	(42,679)	(56,238)
Proceeds from sales of assets	15,642	5,145
Acquisition of businesses, net of cash acquired	(193,396)	(193,461)
Net cash from investing activities	(220,433)	(244,554)
Financing activities:
Borrowings on notes payable	608,411	177,730
Repayments on notes payable	(659,571)	(200,706)
Borrowings on Accounts Receivable Securitization Facility	109,849	134,339
Repayments on Accounts Receivable Securitization Facility	(96,578)	(113,168)
Borrowings on Revolving Loan Facility	2,180,500	2,794,000
Repayments on Revolving Loan Facility	(2,244,000)	(2,970,500)
Redemption of 6.375% Senior Notes	(1,000,000)	—
Issuance of 4.875% Senior Notes	900,000	—
Issuance of 4.625% Senior Notes	900,000	—
Issuance of 3.5% Senior Notes	559,347	—
Borrowings on Term Loan A Facility	—	425,000
Repayments on Term Loan A Facility	(22,656)	(5,313)
Borrowings on Term Loan B Facility	—	425,000
Repayments on Term B Loan Facility	(2,125)	(1,063)
Borrowings on International Debt	7,555	2,654
Repayments on International Debt	(9,360)	(4,805)
Cash dividends paid	(84,234)	(81,470)
Payments to amend and refinance credit facilities	(75,904)	(11,189)
Share repurchases	(379,901)	—
Taxes paid related to net shares settlement of equity awards	(1,883)	(47,432)
Excess tax benefit from stock-based compensation	—	34,127
Other	1,231	(503)
Net cash from financing activities	690,681	556,701
Effect of changes in foreign exchange rates on cash	658	(3,580)
Change in cash and cash equivalents	341,828	75,499
Cash and cash equivalents at beginning of year	319,169	239,855
Cash and cash equivalents at end of period	$660,997	$315,354

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial condition and cash flows of Hanesbrands Inc., a Maryland corporation, and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. A subsidiary of the Company closes on the calendar month-end, which is less than a week earlier than the Company’s consolidated quarter end. The difference in reporting of financial information for this subsidiary did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Certain prior year amounts in the notes to condensed consolidated financial statements, none of which are material, have been reclassified to conform with the current year presentation. These reclassifications had no impact on the Company’s results of operations.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

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
Stock Compensation
In March 2016, the FASB issued new accounting rules related to accounting for stock compensation. The new guidance requires all excess tax benefits and deficiencies to be recognized in income as they occur. The new guidance also changes the cash flow presentation of excess tax benefits, classifying them as operating inflows or outflows. The new rules are effective for the Company in the first quarter of 2017. The Company elected to early adopt in the second quarter of 2016, with a retrospective effective date of January 3, 2016. Periods prior to 2016 were not restated for the adoption of this accounting standard as the Company has adopted this standard on a prospective basis beginning January 3, 2016. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Inventory
In July 2015, the FASB issued new accounting rules, which require inventory to be recorded at the lower of cost or net realizable value. The new standard will be effective for the Company in the first quarter of 2017. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.
Revenue from Contracts with Customers
In July 2015, the FASB decided to delay effective dates for the new accounting rules related to revenue recognition for contracts with customers by one year. In March 2016, the FASB issued an update to the accounting rules regarding revenue from contracts with customers, which clarifies revenue recognition when an agent, along with the entity, is involved in providing a good or service to a customer. In April 2016, the FASB issued an additional update, which clarifies the principle for determining whether a good or service is “separately identifiable” and, therefore, should be accounted for separately. In May 2016, the FASB issued an additional update, which clarifies the objective of the collectability criterion. A separate update issued in May 2016 clarifies the accounting for shipping and handling fees and costs as well as accounting for consideration given by a vendor to a customer. The new standard will be effective for the Company in the first quarter of 2018 with retrospective application required. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations or cash flows.
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

(3)	Acquisitions
Champion Europe
On June 30, 2016, the Company acquired 100% of Champion Europe S.p.A. (“Champion Europe”), which owns the trademark for the Champion brand in Europe, the Middle East and Africa, from certain individual shareholders in an all-cash transaction valued at €220,293 ($245,069) enterprise value less working capital adjustments as defined in the purchase agreement, which includes €40,700 ($45,277) in estimated contingent consideration. US dollar equivalents are based on acquisition date exchange rates. The contingent consideration is included in the “Accrued liabilities” line in the accompanying Condensed Consolidated Balance Sheet and is based on 10 times Champion Europe’s expected earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the calendar year 2016 and is payable in 2017. The Company funded the acquisition through a combination of cash on hand and borrowings under the 3.5% Senior Notes issued in June 2016. Champion Europe will be reported as part of the International segment.
The Company believes combining the Champion business will create a unified platform to benefit from the global consumer growth trend for active apparel. Factors that contribute to the amount of goodwill recognized for the acquisition include the value of the existing work force and expected cost savings by utilizing the Company’s low-cost supply chain and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.
The Champion trademark, which management believes to have an indefinite life, has been valued at $119,146. Amortizable intangible assets have been assigned values of $15,463 for distribution networks, $2,225 for license agreements and $1,557 for unfavorable leases. Distribution networks are being amortized over 10 years. License agreements are being amortized over 3 years.
The allocation of purchase price is preliminary and subject to change. The primary areas of the purchase price allocation that are not yet finalized are related to working capital, certain income taxes and residual goodwill. Accordingly, adjustments will be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances, which existed at the valuation date. The contingent consideration will be revalued each reporting period until paid in 2017. The acquired assets, contingent consideration and assumed liabilities at the date of acquisition (June 30, 2016) include the following:

Cash and cash equivalents	$14,458
Trade accounts receivable, net	31,746
Inventories	50,525
Other current assets	5,347
Property, net	24,507
Trademarks and other identifiable intangibles	135,277
Deferred tax assets and other noncurrent assets	4,222
Total assets acquired	266,082
Accounts payable	67,558
Accrued liabilities and other (including contingent consideration)	61,587
Notes payable	24,506
Deferred tax liabilities and other noncurrent liabilities	20,804
Total liabilities assumed and contingent consideration	174,455
Net assets acquired	91,627
Goodwill	108,165
Initial consideration paid	199,792
Estimated contingent consideration	45,277
Total purchase price	$245,069

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Unaudited pro forma results of operations for the Company are presented below assuming that the 2016 acquisition of Champion Europe had occurred on January 4, 2015. Pro forma operating results for the quarter and six months ended July 4, 2015 include expenses totaling $2,440 and $3,900 respectively, for acquisition-related adjustments.

	Quarter Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$1,520,013	$1,564,803	$2,800,512	$2,830,992
Net income	134,738	89,161	218,780	144,393
Earnings per share:
Basic	$0.36	$0.22	$0.57	$0.36
Diluted	0.35	0.22	0.57	0.35
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
Unaudited pro forma results of operations for the Company are presented below for quarter-to-date and year-to-date assuming that the 2015 acquisition of Knights Apparel had occurred on December 29, 2013. Pro forma operating results for the six months ending June 4, 2015 include expenses totaling $6,628 for acquisition-related charges.

	Quarter Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$1,472,731	$1,522,033	$2,691,871	$2,753,111
Net income	128,143	100,206	208,412	150,607
Earnings per share:
Basic	$0.34	$0.25	$0.54	$0.37
Diluted	0.34	0.25	0.54	0.37

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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Basic weighted average shares outstanding	379,233	403,949	383,448	403,819
Effect of potentially dilutive securities:
Stock options	2,029	2,091	2,090	2,150
Restricted stock units	1,244	1,468	1,205	1,399
Employee stock purchase plan and other	5	2	13	16
Diluted weighted average shares outstanding	382,511	407,510	386,756	407,384
For the quarters and six months ended July 2, 2016 and July 4, 2015, there were no options or restricted stock units excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.
For the quarters ended July 2, 2016 and July 4, 2015, the Company declared cash dividends of $0.11 and $0.10 per share, respectively. For the six months ended July 2, 2016 and July 4, 2015, the Company declared cash dividends of $0.22 and $0.20 per share, respectively.
On July 26, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.11 per share on outstanding common stock to be paid on September 7, 2016 to stockholders of record at the close of business on August 16, 2016.
On April 27, 2016, the Company’s Board of Directors approved a new share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The new program replaces the Company’s previous share repurchase program for up to 40,000 shares that was originally approved in 2007. The Company did not repurchase any shares during the quarter ended July 2, 2016. For the six months ended July 2, 2016, the Company entered into transactions to repurchase 14,243 shares under the previous program at a weighted average repurchase price of $26.65 per share. The shares were repurchased at a total cost of $379,901. At July 2, 2016, the remaining repurchase authorization totaled 40,000 shares. The program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

(5)	Inventories
Inventories consisted of the following:

	July 2, 2016	January 2, 2016
Raw materials	$146,981	$173,336
Work in process	204,402	200,836
Finished goods	1,655,484	1,440,430
	$2,006,867	$1,814,602

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(6)	Debt
Debt consisted of the following:

	Interest Rate as of July 2, 2016	Principal Amount		Maturity Date
		July 2, 2016	January 2, 2016
Senior Secured Credit Facility:
Revolving Loan Facility	—%	$—	$63,500	April 2020
Euro Term Loan	3.50%	115,099	113,098	August 2021
Term Loan A	2.19%	682,656	705,313	April 2020
Term Loan B	3.25%	419,688	421,813	April 2022
4.875% Senior Notes	4.88%	900,000	—	May 2026
4.625% Senior Notes	4.63%	900,000	—	May 2024
3.5% Senior Notes	3.50%	556,235	—	June 2024
6.375% Senior Notes	6.38%	—	1,000,000	December 2020
Accounts Receivable Securitization Facility	1.34%	208,434	195,163	March 2017
Other International Debt	Various	7,576	8,094	Various
		3,789,688	2,506,981
Less long-term debt issuance cost		47,414	21,450
Less current maturities		275,749	252,819
		$3,466,525	$2,232,712
Senior Notes Refinancing
During the quarter ended July 2, 2016, the Company refinanced its debt structure to reduce interest rates, increase borrowing capacity, shift to more fixed rate debt and to help fund the acquisitions of Champion Europe and Pacific Brands Limited (“Pacific Brands”). The refinancing consisted of: (i) issuing $900,000 aggregate principal amount of the 4.875% Senior Notes due 2026, $900,000 aggregate principal amount of the 4.625% Senior Notes due 2024, and €500,000 aggregate principal amount of the 3.5% Senior Notes due 2024; (ii) redeeming in full the Company’s 6.375% Senior Notes due 2020; and (iii) repaying a portion of the indebtedness outstanding under the Revolving Loan Facility.
The refinancing activity resulted in incurrence of $39,677 in capitalized debt issuance costs for the new Senior Notes. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from eight to 10 years.
The Company recognizes charges in the “Other expenses” line of the Consolidated Statements of Income for fees incurred in financing transactions such as refinancing and amendments and for write-offs incurred in the early extinguishment of debt. The Company recognized charges of $47,291 for the call premium and write-off of unamortized debt costs related to the redemption of the 6.375% Senior Notes.
4.875% Senior Notes and 4.625% Senior Notes
On May 6, 2016, the Company issued $900,000 aggregate principal amount of 4.875% Senior Notes and $900,000 aggregate principal amount of 4.625% Senior Notes (collectively, the “USD Senior Notes”), with interest payable on May 15 and November 15 of each year. The 4.875% Senior Notes will mature on May 15, 2026 and the 4.625% Senior Notes will mature on May 15, 2024, respectively. The sale of the USD Senior Notes resulted in collective net proceeds from the sale of approximately $1,773,000, which were used to repay all outstanding borrowings under the 6.375% Senior Notes and reduce the outstanding borrowings under the Revolving Loan Facility.
On or after February 15, 2026, in the case of the 4.875% Senior Notes, and February 15, 2024, in the case of the 4.625% Senior Notes, the Company may redeem all or a portion of such notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.
The USD Senior Notes are the senior unsecured obligations of the Company and are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all of the Company’s current domestic subsidiaries. The indenture governing the

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

USD Senior Notes limits the ability of the Company and its subsidiaries to incur liens, enter into certain sale and leaseback transactions and consolidate, merge or sell all or substantially all of their assets. The indenture also contains customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in such indenture; failure to pay certain other indebtedness; failure to pay certain final judgments; failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.
The USD Senior Notes were issued in a transaction exempt from registration under the Securities Act and do not require disclosure of separate financial information for the guarantor subsidiaries.
3.5% Senior Notes
On June 3, 2016, the Company issued €500,000 aggregate principal amount of 3.5% Senior Notes, with interest payable on June 15 and December 15 of each year. The Notes will mature on June 15, 2024. The sale of the notes resulted in net proceeds of approximately €492,500, which were used to help fund the acquisition of Champion Europe and Pacific Brands.
Prior to March 15, 2024, the Company may redeem all or a portion of the 3.5% Senior Notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. The Company may also redeem all, but not less than all, of the notes upon the occurrence of certain changes in applicable tax law.
The 3.5% Senior Notes are the senior unsecured obligations of the Company and are fully and unconditionally guaranteed, subject to certain exceptions, by the Company and certain of its subsidiaries that guarantee the Company’s existing Euro Term Loan facility under the Company’s Senior Secured Credit Facility. The indenture governing the 3.5% Senior Notes limits the ability of the Company and each of the guarantors of the Notes (including the Company) to incur certain liens, enter into certain sale and leaseback transactions and consolidate, merge or sell all or substantially all of their assets. The indenture also contains customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in the indenture; failure to pay certain other indebtedness; certain events of bankruptcy, insolvency or reorganization; failure to pay certain final judgments; and failure of certain guarantees to be enforceable.
The 3.5% Senior Notes were issued in a transaction except from registration under the Securities Act and do not require disclosure of separate financial information for the guarantor subsidiaries.
Other Debt Related Activity
As of July 2, 2016, the Company had $986,401 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account outstanding borrowings and $13,599 of standby and trade letters of credit issued and outstanding under this facility.
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
In June 2016, the Company amended its Senior Secured Credit Facility to, among other things, permit the establishment of incremental Australian dollar term loans and the establishment of incremental Australian dollar revolving commitments up to AUD$75,000.
As of July 2, 2016, the Company was in compliance with all financial covenants under its credit facilities.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(7)	Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at January 2, 2016	$(57,675)	$6,743	$(563,759)	$219,758	$(394,933)
Amounts reclassified from accumulated other comprehensive loss	—	(3,709)	8,536	(1,878)	2,949
Current-period other comprehensive income (loss) activity	15,568	(3,537)	—	1,424	13,455

Balance at July 2, 2016	$(42,107)	$(503)	$(555,223)	$219,304	$(378,529)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Quarter Ended		Six Months Ended
		July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Gain on foreign exchange contracts	Cost of sales	$1,385	$3,823	$3,709	$4,658
	Income tax	(539)	(1,147)	(1,443)	(1,654)
	Net of tax	846	2,676	2,266	3,004
Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	(4,331)	(2,116)	(8,536)	(4,886)
	Income tax	1,685	1,597	3,321	2,797
	Net of tax	(2,646)	(519)	(5,215)	(2,089)

Total reclassifications		$(1,800)	$2,157	$(2,949)	$915

(8)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of July 2, 2016, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio was $370,694 and $485,464, respectively, primarily consisting of contracts hedging exposures to the Australian dollar, Euro, Canadian dollar, Mexican peso, Japanese yen and Brazilian real.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		July 2, 2016	January 2, 2016
Hedges	Other current assets	$961	$3,700
Non-hedges	Other current assets	2,683	1,514
Total derivative assets		3,644	5,214

Hedges	Accrued liabilities	(2,091)	(330)
Non-hedges	Accrued liabilities	(355)	(775)
Total derivative liabilities		(2,446)	(1,105)

Net derivative asset		$1,198	$4,109

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
The Company expects to reclassify into earnings during the next 12 months a net loss from AOCI of approximately $474.
The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income.
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
	Quarter Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Foreign exchange contracts	$2,041	$468	$(3,537)	$11,653

	Location of Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)		Amount of Gain Reclassified from AOCI into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Foreign exchange contracts	Cost of sales	$1,385	$3,823	$3,709	$4,658
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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Quarter Ended		Six Months Ended
		July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Foreign exchange contracts	Selling, general and administrative expenses	$2,684	$(5,046)	$276	$(1,576)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(9)	Fair Value of Assets and Liabilities
As of July 2, 2016, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates, deferred compensation plan liabilities and contingent consideration resulting from the Champion Europe acquisition. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The fair value of the contingent consideration obligation is determined by applying an option pricing model using Champion Europe’s expected EBITDA for calendar year 2016, as further described in Note 3 to the Company’s consolidated financial statements, and is categorized as Level 3. The contingent consideration obligation will be revalued each reporting period until the related contingencies are resolved, with any adjustments to the fair value recognized in earnings. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.
There were no changes during the quarter ended July 2, 2016 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers into or out of Level 1, Level 2 or Level 3 during the quarter ended July 2, 2016. As of and during the quarter ended July 2, 2016, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of July 2, 2016
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$3,644	$—
Foreign exchange derivative contracts	—	(2,446)	—
	—	1,198	—
Champion Europe contingent consideration	—	—	(45,277)
Deferred compensation plan liability	—	(34,939)	—
Total	$—	$(33,741)	$(45,277)

	Assets (Liabilities) at Fair Value as of January 2, 2016
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$5,214	$—
Foreign exchange derivative contracts	—	(1,105)	—
	—	4,109	—
Deferred compensation plan liability	—	(36,257)	—
Total	$—	$(32,148)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of July 2, 2016 and January 2, 2016. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $17,443 and $13,100 as of July 2, 2016 and January 2, 2016, respectively. The fair value of debt, which is classified as a Level 2 liability, was $3,612,364 and $2,537,640 as of July 2, 2016 and January 2, 2016, respectively. Debt had a carrying value of $3,789,688 and $2,506,981 as of July 2, 2016 and January 2, 2016, respectively. In the first quarter of 2016, the Company adopted new accounting rules, which require debt

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The carrying value of debt reflected on the face of the balance sheet reflects the adoption of the new accounting rules. However, the carrying value of debt reflected in this footnote disclosure reflects the gross amount owed to creditors. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of July 2, 2016 and January 2, 2016, primarily due to the short-term nature of these instruments.

(10)	Income Taxes
The Company’s effective income tax rate was 6% and 13% for the quarters ended July 2, 2016 and July 4, 2015, respectively. The Company’s effective income tax rate was 8% and 14% for the six months ended July 2, 2016 and July 4, 2015, respectively. The lower effective income tax rate for the quarter and six months ended July 2, 2016 compared to the quarter and six months ended July 4, 2015 was primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries. Income tax expense for the quarter and six months ended July 2, 2016 also benefited from the adoption of new accounting rules related to accounting for stock compensation, which requires excess tax benefits and deficiencies to be recognized in income as they occur.

(11)	Subsequent Events
On July 14, 2016, the Company acquired 100% of Pacific Brands in an all-cash transaction valued at approximately $800,000 on an enterprise value basis. Pacific Brands is the leading underwear and intimate apparel company in Australia with a portfolio of strong brands including Bonds, Australia’s top brand of underwear, babywear and socks, and Berlei, the country’s No. 1 sports bra brand and leading seller of premium bras in department stores. The Company believes the acquisition will create growth opportunities by adding to the Company’s portfolio of leading innerwear brands supported by the Company’s global low-cost supply chain and manufacturing network. The initial accounting for this business combination is not complete. As such, certain disclosures regarding this transaction have not been included herein.
On July 4, 2016, the Company established a AUD$200,000 Australian Term A-1 Loan Facility (the “Australian Term A-1 Loan Facility”), a AUD$200,000 Australian Term A-2 Loan Facility (the “Australian Term A-2 Loan Facility” and together with the Australian Term A-1 Loan Facility, the “Australian Term Loan Facilities”) and a AUD$65,000 Australian Revolving Facility (the “Australian Revolving Facility” and together with the Australian Term Loan Facilities, the “Australian Facilities”).
On July 11, 2016, in preparation for the completion of the acquisition of Pacific Brands, the Company borrowed an aggregate AUD$400,000 under the Australian Term Loan Facilities. The proceeds from the Australian Term Loan Facilities were used to finance a portion of the acquisition price of Pacific Brands and to pay fees and expenses incurred in connection therewith.
On July 15, 2016, the Company entered into the Australian Revolving Facility, which will be used for working capital and general corporate purposes (including letters of credit and bank guarantees). The Australian Term A-1 Loan Facility matures on July 7, 2019. The Australian Term A-2 Loan Facility and the Australian Revolving Facility mature on July 7, 2021.

(12)	Business Segment Information
The Company’s operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. As a result of a shift in management responsibilities, the Company decided in the first quarter of 2016 to move its wholesale e-commerce business, that sells products directly to retailers, from its Direct to Consumer segment into the respective Innerwear and Activewear segments. Prior year segment sales and operating profit results have been revised to conform to the current year presentation.
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

•	Direct to Consumer includes the Company’s value-based (“outlet”) stores and retail Internet operations that sell products from the Company’s portfolio of leading brands directly to consumers.

•	International primarily relates to the Europe, Asia, Latin America, Canada and Australia geographic locations that sell products that span across the Innerwear and Activewear reportable segments.
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

	Quarter Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales:
Innerwear	$749,224	$786,400	$1,309,950	$1,340,004
Activewear	367,394	381,087	676,919	682,097
Direct to Consumer	86,451	89,814	156,253	160,971
International	269,662	264,732	548,749	547,882
Total net sales	$1,472,731	$1,522,033	$2,691,871	$2,730,954

	Quarter Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Segment operating profit:
Innerwear	$181,447	$202,036	$299,419	$318,099
Activewear	55,816	60,033	88,385	91,203
Direct to Consumer	8,299	8,856	5,277	4,326
International	23,153	20,384	47,872	41,879
Total segment operating profit	268,715	291,309	440,953	455,507
Items not included in segment operating profit:
General corporate expenses	(18,587)	(19,997)	(40,022)	(45,778)
Acquisition, integration and other action related charges	(24,395)	(125,966)	(49,064)	(169,194)
Amortization of intangibles	(4,523)	(6,413)	(8,252)	(11,671)
Total operating profit	221,210	138,933	343,615	228,864
Other expenses	(48,325)	(830)	(48,974)	(1,212)
Interest expense, net	(36,540)	(29,020)	(68,106)	(55,907)
Income before income tax expense	$136,345	$109,083	$226,535	$171,745
For the quarter ended July 2, 2016, the Company incurred acquisition, integration and other action related charges of $71,686, of which $9,300 is reported in the “Cost of sales” line, $15,095 is reported in the “Selling, general and administrative expenses” line and $47,291 is reported in the “Other expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended July 4, 2015, the Company incurred acquisition, integration and other action related charges of $125,966, of which $26,151 is reported in the “Cost of sales” line and $99,815 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
For the six months ended July 2, 2016, the Company incurred acquisition, integration and other action related charges of $96,355, of which $14,169 is reported in the “Cost of sales” line, $34,895 is reported in the “Selling, general and administrative expenses” line and $47,291 is reported in the “Other expenses” line in the Condensed Consolidated Statement

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

of Income. For the six months ended July 4, 2015, the Company incurred acquisition, integration and other action related charges of $169,194, of which $40,219 is reported in the “Cost of sales” line and $128,975 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
As part of the Hanes Europe Innerwear acquisition strategy, the Company has identified management and administrative positions that are considered non-essential and/or duplicative that will be eliminated. As of January 2, 2016, the Company had accrued approximately $54,000 for employee termination and other benefits recognized in accordance with expected benefit payments for affected employees. The charges were reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income. As of July 2, 2016, approximately $10,475 of benefit payments had been made, resulting in an accrual of $43,525, of which, $24,890 and $18,635, is included in the “Accrued liabilities” and “Other noncurrent liabilities” lines of the Condensed Consolidated Balance Sheet, respectively.

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
Our operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. As a result of a shift in management responsibilities, we decided in the first quarter of 2016 to move our wholesale e-commerce business, that sells products directly to retailers, from our Direct to Consumer segment to the respective Innerwear and Activewear segments. In addition, we decided in the first quarter of 2016 to revise the manner in which we allocate certain selling, general and administrative expenses. Prior year segment sales and operating profit results have been revised to conform to the current year presentation.
Highlights from the Quarter Ended July 2, 2016
Key financial highlights are as follows:

•	Total net sales in the second quarter of 2016 were $1.47 billion, compared with $1.52 billion in the same period of 2015, representing a 3% decrease.

•
Operating profit increased 59% to $221 million in the second quarter of 2016, compared with $139 million in the same period of 2015. As a percentage of sales, operating profit was 15.0% in the second quarter of 2016 compared to 9.1% in the same period of 2015. Included within operating profit for the second quarter of 2016 and 2015 were acquisition, integration and other action related charges of $24 million and $126 million, respectively.

•	Diluted earnings per share increased 48% to $0.34 in the second quarter of 2016, compared with diluted earnings per share of $0.23 in the same period of 2015.

•
Our Board of Directors approved a new share repurchase program which authorizes us to repurchase up to 40 million shares of our common stock. The new program replaces the previous share repurchase authorization for up to 40 million that was originally approved in 2007.

•
We refinanced our debt structure during the quarter by redeeming our $1.0 billion 6.375% Senior Notes and issuing $900 million in each of two series of Senior Notes at 4.625% and 4.875% due in 2024 and 2026, respectively. In addition, we issued €500 million in Senior Notes at 3.5% due in 2024. The refinancing reduced interest rates, increased our borrowing capacity, shifted our capital structure towards more fixed rate debt, and helped to fund acquisitions.

•
We acquired Champion Europe S.p.A. (“Champion Europe”) on June 30, 2016. The initial consideration paid at closing was €180 million with an estimated contingent consideration liability valued at approximately €40 million for a total purchase price of €220 million. The acquisition was funded through a combination of cash on hand and proceeds from our new 3.5% Senior Notes issued in June 2016. The acquisition, combined with Champion brand rights previously owned, will unite the Champion brand globally and will give us a powerful platform for growth on every continent.

•
Subsequent to the quarter ending July 2, 2016, we acquired Pacific Brands Limited (“Pacific Brands”) on July 14, 2016 in an all-cash transaction valued at approximately $800 million on an enterprise value basis. Pacific Brands is the leading underwear and intimate apparel company in Australia with a portfolio of strong brands including Bonds, Australia’s top brand of underwear, babywear and socks, and Berlei, the country’s No. 1 sports bra brand and leading seller of premium bras in department stores. The acquisition was funded through a combination of cash on hand, a portion of the proceeds of our new 3.5% Senior Notes issued in June 2016 and borrowings under our new Australian Term Loan Facilities established in July 2016. We believe this acquisition will create growth opportunities by adding to our portfolio of leading innerwear brands supported by our global low-cost supply chain and manufacturing network.

Outlook
We expect our 2016 full year net sales to be approximately $6.15 to $6.25 billion.
Interest expense is expected to be approximately $150 million.
We estimate our full year effective income tax rate to be in the high single-digits.
We expect net cash flow from operations to be in the range of $750 million to $850 million. Net capital expenditures are expected to be approximately $90 million.
Pretax charges related to debt refinancing and acquisition and integration related charges are expected to be approximately $180 million. The guidance noted herein reflects the expected contributions from our acquisitions of Champion Europe, which closed on June 30, 2016, and Pacific Brands, which closed on July 14, 2016.
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
Condensed Consolidated Results of Operations — Second Quarter Ended July 2, 2016 Compared with Second Quarter Ended July 4, 2015

	Quarter Ended
	July 2, 2016	July 4, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,472,731	$1,522,033	$(49,302)	(3.2)%
Cost of sales	915,440	953,808	(38,368)	(4.0)
Gross profit	557,291	568,225	(10,934)	(1.9)
Selling, general and administrative expenses	336,081	429,292	(93,211)	(21.7)
Operating profit	221,210	138,933	82,277	59.2
Other expenses	48,325	830	47,495	NM
Interest expense, net	36,540	29,020	7,520	25.9
Income before income tax expense	136,345	109,083	27,262	25.0
Income tax expense	8,202	14,181	(5,979)	(42.2)
Net income	$128,143	$94,902	$33,241	35.0%
Net Sales
Net sales decreased 3% during the second quarter of 2016 primarily due to the following:

•	Lower net sales in our Innerwear segment primarily driven by slower traffic at retail early in April and May;

•	Lower net sales in our Activewear segment due to certain sporting goods retailer bankruptcies and the expected loss of certain seasonal programs;

•	Higher sales in the same period of 2015 due to larger X-Temp and Champion pipes resulting from space gains; and

•	Lower sales in our Direct to Consumer segment due to slower traffic at our outlet stores and planned reduction of our catalog distribution.
Partially offset by:

•	Improved sales within our Innerwear segment late in the quarter as retail traffic improved;

•	Continued growth in our licensed sports apparel business and increased Champion sales within the mass merchant channel; and

•	Higher net sales in our International segment, primarily in the Asian and European markets.
Gross Profit
The decrease in gross profit was attributable to lower sales volume and inventory management related costs, offset partially by reduced acquisition, integration and other action related costs, supply chain efficiencies and synergies recognized from the integration of our acquisitions. Included in gross profit in the second quarters of 2016 and 2015 are charges of approximately $9 million and $26 million, respectively, related to acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 22.8% for the second quarter of 2016 compared to 28.2% in the same period of 2015. Included in selling, general and administrative expenses were charges of $15 million and $100 million of acquisition, integration and other action related costs for the second quarters of 2016 and 2015, respectively. Exclusive of acquisition, integration and other action related costs, selling, general and administrative expenses were lower due to synergy benefits from the integration of acquisitions, planned reduction of our catalog distribution costs and continued cost control.
Other Highlights
Other Expense – higher by $47 million in the second quarter of 2016 compared to the second quarter of 2015 primarily due to costs associated with the redemption of our 6.375% Senior Notes, which included a call premium and write-off of unamortized debt issuance costs.
Interest Expense – higher by $8 million in the second quarter of 2016 compared to the second quarter of 2015 primarily due to higher debt balances to help fund acquisitions, share repurchases early in 2016 and normal seasonal working capital build, partially offset by a lower average interest rate. Our weighted average interest rate on our outstanding debt was 3.66% during the second quarter of 2016, compared to 3.72% in the second quarter of 2015.
Income Tax Expense – our effective income tax rate was 6% and 13% for the second quarter of 2016 and 2015, respectively.  The lower tax rate in 2016 compared to the same period in 2015 is primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries. Income tax expense also benefited from the adoption of new accounting rules related to accounting for stock compensation, which requires excess tax benefits and deficiencies to be recognized in income as they occur.
Operating Results by Business Segment — Second Quarter Ended July 2, 2016 Compared with Second Quarter Ended July 4, 2015

	Net Sales		Operating Profit
	Quarter Ended		Quarter Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(dollars in thousands)
Innerwear	$749,224	$786,400	$181,447	$202,036
Activewear	367,394	381,087	55,816	60,033
Direct to Consumer	86,451	89,814	8,299	8,856
International	269,662	264,732	23,153	20,384
Corporate	—	—	(47,505)	(152,376)
Total	$1,472,731	$1,522,033	$221,210	$138,933
Innerwear

	Quarter Ended
	July 2, 2016	July 4, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$749,224	$786,400	$(37,176)	(4.7)%
Segment operating profit	181,447	202,036	(20,589)	(10.2)%
The lower net sales in our Innerwear segment primarily resulted from slower than expected traffic at retail in April and May, and higher sales in the same period of 2015 due to larger X-Temp pipes from space gains, offset, in part, with a pick up in June as retail traffic rebounded.
Decreased operating profit was driven largely by lower sales volume and inventory management related costs, partially offset by lower SG&A from continued cost control.

Activewear

	Quarter Ended
	July 2, 2016	July 4, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$367,394	$381,087	$(13,693)	(3.6)%
Segment operating profit	55,816	60,033	(4,217)	(7.0)
Activewear net sales decreased due to the following:

•	Hanes Activewear space shifts at a large mass merchant retailer due to an expected loss of certain seasonal programs;

•	Lower Champion sales in the sporting goods channel due to certain retailer bankruptcies;

•	Higher Champion sales in the same period in 2015 due to larger pipes resulting from space gains; and

•	Higher wholesale inventory levels within the branded printwear channel.
Partially offset by:

•	Champion sales growth within the mass merchant and college bookstore channels.
Operating profit within the Activewear segment decreased primarily as a result of lower sales volume, which was partially offset by continued cost controls.
Direct to Consumer

	Quarter Ended
	July 2, 2016	July 4, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$86,451	$89,814	$(3,363)	(3.7)%
Segment operating profit	8,299	8,856	(557)	(6.3)
Direct to Consumer segment net sales were lower as a result of slower traffic at our outlet stores and the planned exit of our catalog distribution.
Operating profit decreased due to lower sales volume, offset, in part, by a reduction of reserves from the elimination of our customer rewards program and cost savings related to our decreased catalog distribution.
International

	Quarter Ended
	July 2, 2016	July 4, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$269,662	$264,732	$4,930	1.9%
Segment operating profit	23,153	20,384	2,769	13.6
Net sales in the International segment were higher as a result of the following:

•	Strong performance in our Hanes Europe Innerwear business; and

•	Continued space gains in Asia within our Activewear product category;
Partially offset by:

•	Lower sales in the Latin America and Canada markets.
Operating profit increased primarily due to higher sales volume in Asia and cost synergies in our Hanes Europe Innerwear business, offset slightly by foreign currency exchange rates.
Corporate
Corporate expenses included certain administrative costs and acquisition, integration and other action related charges totaling $24 million in the second quarter of 2016 as compared to $126 million for the second quarter of 2015. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, infrastructure (including information technology), and similar charges. Acquisition related currency transactions represent the foreign exchange gain from financing activities related to the Champion Europe and Pacific Brands acquisitions. Foundational costs are expenses associated with building infrastructure to support and integrate current and future acquisitions; primarily consisting of information technology spend. Other costs relate to other items not included in the aforementioned categories, primarily consisting of non-cash items related to the exit of the commercial sales organization in the China market in 2015. Maidenform acquisition and integration costs and Foundational costs were completed in 2015.

	Quarter Ended
	July 2, 2016	July 4, 2015
	(dollars in thousands)
Acquisition and integration costs:
Hanes Europe Innerwear	$22,212	$74,793
Knights Apparel	6,125	6,701
Maidenform	—	10,574
Champion Japan licensee transaction	1,192	—
Champion Europe	1,518	—
Pacific Brands	1,157	—
Acquisition related currency transactions	(7,809)	—
Total acquisition and integration costs	24,395	92,068
Foundational costs	—	10,361
Other costs	—	23,537
	$24,395	$125,966
Condensed Consolidated Results of Operations — Six Months Ended July 2, 2016 Compared with Six Months Ended July 4, 2015

	Six Months Ended
	July 2, 2016	July 4, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,691,871	$2,730,954	$(39,083)	(1.4)%
Cost of sales	1,677,324	1,716,498	(39,174)	(2.3)
Gross profit	1,014,547	1,014,456	91	—
Selling, general and administrative expenses	670,932	785,592	(114,660)	(14.6)
Operating profit	343,615	228,864	114,751	50.1
Other expenses	48,974	1,212	47,762	NM
Interest expense, net	68,106	55,907	12,199	21.8
Income before income tax expense	226,535	171,745	54,790	31.9
Income tax expense	18,123	24,207	(6,084)	(25.1)
Net income	$208,412	$147,538	$60,874	41.3%
Net Sales
Net sales decreased 1% in the six months of 2016 compared to the same period of 2015 as a result of the following:

•	Lower net sales in our Innerwear segment due to a slower than expected retail environment;

•	Lower net sales in our Activewear segment due to certain sporting goods retailer bankruptcies;

•	Higher sales in the same period of 2015 due to larger X-Temp and Champion pipes resulting from space gains;

•	Lower net sales in our Direct to Consumer segment due to lower comparable store sales and the planned reduction of our catalog distribution; and

•	Unfavorable foreign currency exchange rates. Excluding the impact of foreign currency reductions, International segment net sales increased 3%.
Partially offset by:

•	Acquisition of Knights Apparel in April 2015, which added an incremental $21 million of net sales in 2016;

•	Improved sales within our Innerwear segment late in the second quarter as retail traffic rebounded; and

•	Continued growth in the Activewear segment within our licensed sports apparel business and Champion sales at mass retailers.
Gross Profit
Gross profit remained consistent in the six months of 2016 compared to the same period in 2015 despite lower sales volume due to supply chain efficiencies, reduced acquisition, integration and other action related costs, and synergies recognized from the integration of our acquisitions. Included in gross profit in the six months of 2016 and 2015 are charges of approximately $14 million and $40 million, respectively, related to acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 24.9% for the six months of 2016 compared to 28.8% in the same period of 2015. Included in selling, general and administrative expenses were charges of $35 million and $129 million of acquisition, integration and other action related costs for the six months of 2016 and 2015, respectively. Exclusive of acquisition, integration and other action related costs, selling, general and administrative expenses were lower due to synergy benefits from the integration of acquisitions, planned reduction of our catalog distribution and continued cost control.
Other Highlights
Other Expense – higher by $48 million in the six months of 2016 compared to 2015 primarily due to costs associated with the redemption of our 6.375% Senior Notes, which included a call premium and write-off of unamortized debt issuance costs.
Interest Expense – higher by $12 million for the six months of 2016 compared to the six months of 2015 primarily due to higher debt balances to help fund acquisitions, share repurchases, and normal seasonal working capital build, partially offset by a lower average interest rate. Our weighted average interest rate on our outstanding debt was 3.63% during the six months of 2016 whereas the similar rate for the six months of 2015 was 3.87%.
Income Tax Expense – our effective income tax rate was 8% and 14% for the six months of 2016 and 2015, respectively. The lower effective income tax rate for the six months ended July 2, 2016 compared to the six months ended July 4, 2015 was primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries. Income tax expense also benefited from the adoption of new accounting rules related to accounting for stock compensation, which requires excess tax benefits and deficiencies to be recognized in income as they occur.
Operating Results by Business Segment — Six Months Ended July 2, 2016 Compared with Six Months Ended July 4, 2015

	Net Sales		Operating Profit
	Six Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(dollars in thousands)
Innerwear	$1,309,950	$1,340,004	$299,419	$318,099
Activewear	676,919	682,097	88,385	91,203
Direct to Consumer	156,253	160,971	5,277	4,326
International	548,749	547,882	47,872	41,879
Corporate	—	—	(97,338)	(226,643)
Total net sales	$2,691,871	$2,730,954	$343,615	$228,864

Innerwear

	Six Months Ended
	July 2, 2016	July 4, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,309,950	$1,340,004	$(30,054)	(2.2)%
Segment operating profit	299,419	318,099	(18,680)	(5.9)

The lower net sales in our Innerwear segment primarily resulted from a slower than expected retail environment, higher sales in the same period of 2015 due to larger X-Temp pipes from space gains, offset slightly by improved sales in June as retail traffic rebounded.
Decreased operating profit was driven by sales volume and costs associated with our inventory management related efforts, offset by continued cost control.
Activewear

	Six Months Ended
	July 2, 2016	July 4, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$676,919	$682,097	$(5,178)	(0.8)%
Segment operating profit	88,385	91,203	(2,818)	(3.1)
Activewear net sales decreased slightly due to the following:

•	Hanes Activewear space shifts at a large mass merchant retailer due to an expected loss of certain seasonal programs;

•	Lower Champion sales in the sporting goods channel due to certain retailer bankruptcies; and

•	Higher Champion sales in 2015 from larger pipes resulting from space gains.
Partially offset by:

•	The acquisition of Knights Apparel in April 2015, which added an incremental $21 million of net sales in 2016; and

•	Continued growth in our licensed sports apparel business.
Operating profit within the Activewear segment decreased primarily as a result of lower sales volume, offset by cost control.
Direct to Consumer

	Six Months Ended
	July 2, 2016	July 4, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$156,253	$160,971	$(4,718)	(2.9)%
Segment operating profit	5,277	4,326	951	22.0
Direct to Consumer segment net sales were lower as a result of reduced comparable store sales and our planned exit of catalog sales. Operating profit increased as a result of a reduction of reserves from the elimination of our customer rewards program and decreased catalog distribution costs offset partially by lower sales volume.

International

	Six Months Ended
	July 2, 2016	July 4, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$548,749	$547,882	$867	0.2%
Segment operating profit	47,872	41,879	5,993	14.3
Net sales in the International segment were higher as a result of the following:

•	Continued space gains in Asia within our Activewear product category.
Partially offset by:

•	$13 million unfavorable impact of foreign currency exchange rates; and

•	The planned exit of small, low performing brands in Hanes Europe Innerwear.
Operating profit increased primarily due to higher sales volume in Asia and cost synergies in our Hanes Europe Innerwear business, partially offset by foreign currency exchange rates.
Corporate
Corporate expenses included certain administrative costs and acquisition, integration and other action related charges totaling $49 million for the six months ended July 2, 2016 as compared to $169 million for the comparable period in 2015. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, infrastructure (including information technology), and similar charges. Acquisition related currency transactions represent the foreign exchange gain from financing activities related to the Champion Europe and Pacific Brands acquisitions. Foundational costs are expenses associated with building infrastructure to support and integrate current and future acquisitions; primarily consisting of information technology spend. Other costs relate to other items not included in the aforementioned categories such as charges incurred related to the Target exit from Canada in the first quarter of 2015 and its related bankruptcy and other international realignment and the configuration activities. Maidenform acquisition and integration costs and Foundational costs were completed in 2015.

	Six Months Ended
	July 2, 2016	July 4, 2015
	(dollars in thousands)
Acquisition and integration costs:
Hanes Europe Innerwear	$41,246	$97,798
Knights Apparel	10,035	7,802
Maidenform	—	14,858
Champion Japan licensee transaction	2,918	—
Champion Europe	1,518	—
Pacific Brands	1,156	—
Acquisition related currency transactions	(7,809)	—
Total acquisition and integration costs	49,064	120,458
Foundational costs	—	19,637
Other costs	—	29,099
	$49,064	$169,194
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
At July 2, 2016, we had $986 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $148 million of borrowing availability under our international loan facilities, $661 million in cash and cash equivalents and $67 million borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
The following have impacted or are expected to impact our liquidity:

•	we have principal and interest obligations under our debt;

•	we acquired Knights Apparel in April 2015, Champion Europe in June 2016, and Pacific Brands in July 2016, and we may pursue additional strategic business acquisitions in the future;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we made a $100 million contribution to our pension plans in January 2015 and a $40 million contribution in January 2016;

•	we may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could significantly impact our effective income tax rate;

•	our Board of Directors has authorized a regular quarterly dividend; and

•	our Board of Directors has authorized share repurchases under our newly authorized share repurchase program.
Dividends
As part of our cash deployment strategy, in January and April 2016, our Board of Directors declared regular quarterly dividends of $0.11 per share, which were paid in March and June of 2016, respectively.
Share Repurchase Program
In April 2016, our Board of Directors approved a new share repurchase program for up to 40 million shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The new program replaces our previous share repurchase program for up to 40 million shares that was originally approved in 2007. We did not repurchase any shares during the quarter ended July 2, 2016. For the six months ended July 2, 2016, we entered into transactions to repurchase 14 million shares under the previous program at a weighted average repurchase price of $26.65 per share. The shares were repurchased at a total cost of $380 million. At July 2, 2016, the remaining repurchase authorization totaled 40 million shares. The program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time at our discretion.
Cash Requirements for Our Business
We rely on our cash flows generated from operations and the borrowing capacity under our Revolving Loan Facility, Accounts Receivable Securitization Facility and international loan facilities to meet the cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments, business acquisitions, contributions to our pension plans, repurchases of our stock and regular quarterly dividend payments. We believe we have sufficient cash and available borrowings for our foreseeable liquidity needs.
There have been no significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended January 2, 2016.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the six months ended July 2, 2016 and July 4, 2015 was derived from our condensed consolidated financial statements.

	Six Months Ended
	July 2, 2016	July 4, 2015
	(dollars in thousands)
Operating activities	$(129,078)	$(233,068)
Investing activities	(220,433)	(244,554)
Financing activities	690,681	556,701
Effect of changes in foreign currency exchange rates on cash	658	(3,580)
Change in cash and cash equivalents	341,828	75,499
Cash and cash equivalents at beginning of year	319,169	239,855
Cash and cash equivalents at end of period	$660,997	$315,354
Operating Activities
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income, as well as changes in our working capital. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to prior year, the higher net cash from operating activities is due to changes in working capital, specifically related to inventory, accounts receivable and a smaller voluntary pension contribution in the first quarter of 2016 of $40 million compared to $100 million in the same period of 2015. Inventory is in line with our expectations, and our inventory reduction efforts in the first half of 2016 are expected to generate cash flow in the second half of 2016.

Investing Activities
The lower net cash used in investing activities is the result of lower capital spending and increased cash proceeds from sale of assets in 2016 compared to the same period in 2015. Our investment to acquire Champion Europe and to re-acquire the remainder of the rights to the Champion brand in Japan from Goldwin, Inc. in 2016 approximated the purchase price of Knights Apparel in 2015 and did not contribute significantly to the change in net cash used in investing activities as compared to the same period in 2015.
Financing Activities
The higher net cash from financing activities was primarily the result of the issuance of our three Senior Notes in the second quarter, offset by lower net borrowings on our other credit facilities and our share repurchases in the first quarter.
Financing Arrangements
In March 2016, we amended the Accounts Receivable Securitization Facility. This amendment primarily extended the termination date to March 2017 and changed the borrowing capacity from a fixed to a varying limit throughout the year, in order to minimize fees for our unused portion of the facility.
In May 2016, we issued $900 million aggregate principal amount of 4.875% Senior Notes and $900 million aggregate principal amount of 4.625% Senior Notes. In June 2016, we issued €500 million aggregate principal amount of 3.5% Senior Notes. The proceeds from these issuances were used to repay all outstanding borrowings under the 6.375% Senior Notes, reduce the outstanding borrowings under the Revolving Loan Facility, help fund the acquisitions of Champion Europe and Pacific Brands and pay fees and expenses relating to these transactions.
In June 2016, we amended the Senior Secured Credit Facility to, among other things, allow for the establishment of incremental Australian dollar term loans and the establishment of incremental Australian dollar revolving commitments up to AUD$75 million.
During the second quarter of 2016, we incurred $40 million in capitalized debt issuance costs in connection with the issuance of new debt related to restructuring our debt through the redemption of our 6.375% Senior Notes and the issuance of new Senior Notes as discussed above. In addition, we recognized charges of $47 million for the call premium and write-off of unamortized debt costs related to the redemption of the 6.375% Senior Notes.
As of July 2, 2016, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with these covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2016 or other SEC filings could cause noncompliance.
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

HANESBRANDS INC.

By:	/s/ Richard D. Moss
Richard D. Moss Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: August 4, 2016

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Scheme Implementation Deed, Dated April 27, 2016, between Hanesbrands Inc. and Pacific Brands Limited (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2016).

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

4.1
Indenture, dated May 6, 2016, among Hanesbrands Inc., the subsidiary guarantors named therein and U.S. Bank National Association (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2016).

4.2
Indenture, dated June 3, 2016, among Hanesbrands Finance Luxembourg S.C.A., Hanesbrands Inc., the other guarantors named therein, U.S. Bank Trustees Limited, as Trustee, Elavon Financial Services Limited, UK Branch, as Paying Agent and Transfer Agent, and Elavon Financial Services Limited, as Registrar (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2016).

4.3
Supplemental Indenture No. 1 (to Indenture dated June 3, 2016), dated of June 23, 2016, among Hanesbrands Finance Luxembourg S.C.A., HBI Australia Acquisition Co. Pty Limited, HBI Italy
Acquisition Co. S.r.l., Maidenform Brands Spain, S.R.L. Unipersonal and U.S. Bank Trustees Limited.

10.1
Third Amendment, dated as of June 8, 2016, to the Third Amended and Restated Credit Agreement, dated as of April 29, 2015, among Hanesbrands Inc., MFB International Holdings S.à r.l., the Lenders party thereto, Branch Banking & Trust Company and SunTrust Bank, as the Co-Documentation Agents, Barclays Bank PLC, HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Bank, National Association, as the Co-Syndication Agents, JPMorgan Chase Bank, N.A., as the Administrative Agent and the Collateral Agent, and J.P. Morgan Securities LLC, Barclays Bank PLC, HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC, as the Joint Lead Arrangers and Joint Bookrunners (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2016).

10.2
Syndicated Facility Agreement, dated as of July 4, 2016, among Hanesbrands Inc.,
MFB International Holdings S.à r.l., HBI Australia Acquisition Co. Pty Ltd, the Australian Lenders party thereto, the Subsidiary Guarantors party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and the Collateral Agent and HSBC Bank Australia Limited as lead arranger and bookrunner (in such capacity, the “Lead Arranger”).

10.3	First Amendment to Severance/Change in Control Agreement dated June 13, 2016 between the Hanesbrands Inc. and Gerald W. Evans, Jr.*
31.1	Certification of Richard A. Noll, Chief Executive Officer.

31.2	Certification of Richard D. Moss, Chief Financial Officer.

32.1	Section 1350 Certification of Richard A. Noll, Chief Executive Officer.

E-1

32.2	Section 1350 Certification of Richard D. Moss, Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

E-2