Form 10-Q
period 2016-10-01
Hanesbrands Inc.
filed 2016-10-28
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2016, there were 377,945,180 shares of the registrant’s common stock outstanding.

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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$1,761,019	$1,591,038	$4,452,890	$4,321,992
Cost of sales	1,111,653	1,010,288	2,788,977	2,726,786
Gross profit	649,366	580,750	1,663,913	1,595,206
Selling, general and administrative expenses	421,014	372,422	1,091,946	1,158,014
Operating profit	228,352	208,328	571,967	437,192
Other expenses	1,559	718	50,533	1,930
Interest expense, net	43,433	31,356	111,539	87,263
Income from continuing operations before income tax expense	183,360	176,254	409,895	347,999
Income tax expense	10,570	14,100	28,693	38,307
Income from continuing operations	172,790	162,154	381,202	309,692
Income from discontinued operations, net of tax	1,068	—	1,068	—
Net income	$173,858	$162,154	$382,270	$309,692

Earnings per share — basic:
Continuing operations	$0.46	$0.41	$1.00	$0.77
Discontinued operations	—	—	—	—
Net income	$0.46	$0.41	$1.00	$0.77

Earnings per share — diluted:
Continuing operations	$0.45	$0.40	$0.99	$0.76
Discontinued operations	—	—	—	—
Net income	$0.45	$0.40	$0.99	$0.76

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$173,858	$162,154	$382,270	$309,692
Other comprehensive income (loss), net of tax of ($247), ($1,589), ($701) and ($5,323), respectively	(2,713)	(15,130)	13,691	(10,793)
Comprehensive income	$171,145	$147,024	$395,961	$298,899

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	October 1, 2016	January 2, 2016
Assets
Cash and cash equivalents	$450,213	$319,169
Trade accounts receivable, net	961,659	680,417
Inventories	2,004,997	1,814,602
Other current assets	120,792	103,679
Current assets of discontinued operations	24,466	—
Total current assets	3,562,127	2,917,867

Property, net	718,999	650,462
Trademarks and other identifiable intangibles, net	1,347,536	700,515
Goodwill	1,142,523	834,315
Deferred tax assets	471,010	445,179
Other noncurrent assets	62,139	49,252
Total assets	$7,304,334	$5,597,590

Liabilities and Stockholders’ Equity
Accounts payable	$757,720	$672,972
Accrued liabilities	662,673	460,333
Notes payable	60,646	117,785
Accounts Receivable Securitization Facility	244,074	195,163
Current portion of long-term debt	139,362	57,656
Current liabilities of discontinued operations	8,405	—
Total current liabilities	1,872,880	1,503,909
Long-term debt	3,684,408	2,232,712
Pension and postretirement benefits	317,351	362,266
Other noncurrent liabilities	243,170	222,812
Total liabilities	6,117,809	4,321,699

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 377,928,168 and 391,652,810, respectively	3,779	3,917
Additional paid-in capital	282,932	277,569
Retained earnings	1,281,056	1,389,338
Accumulated other comprehensive loss	(381,242)	(394,933)
Total stockholders’ equity	1,186,525	1,275,891
Total liabilities and stockholders’ equity	$7,304,334	$5,597,590

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Operating activities:
Net income	$382,270	$309,692
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	73,715	75,750
Write-off on early extinguishment of debt	12,667	—
Charges incurred for amendments of credit facilities	34,624	—
Amortization of debt issuance costs	6,401	5,222
Stock compensation expense	16,292	9,831
Deferred taxes and other	(18,938)	(4,316)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(200,961)	(185,159)
Inventories	4,557	(280,970)
Other assets	(6,167)	32,661
Accounts payable	(80,589)	35,716
Accrued pension and postretirement benefits	(34,419)	(97,330)
Accrued liabilities and other	18,839	11,749
Net cash from operating activities	208,291	(87,154)
Investing activities:
Purchases of property, plant and equipment	(65,439)	(73,771)
Proceeds from sales of assets	68,701	15,250
Acquisition of businesses, net of cash acquired	(963,127)	(192,829)
Net cash from investing activities	(959,865)	(251,350)
Financing activities:
Borrowings on notes payable	854,915	817,141
Repayments on notes payable	(943,893)	(833,822)
Borrowings on Accounts Receivable Securitization Facility	194,549	209,041
Repayments on Accounts Receivable Securitization Facility	(145,638)	(161,740)
Borrowings on Revolving Loan Facilities	2,995,442	4,056,000
Repayments on Revolving Loan Facilities	(2,992,000)	(4,079,500)
Borrowings on Senior Notes	2,359,347	—
Repayments on Senior Notes	(1,000,000)	—
Borrowings on Term Loan Facilities	301,272	850,000
Repayments on Term Loan Facilities	(154,670)	(15,772)
Borrowings on International Debt	8,368	10,853
Repayments on International Debt	(11,186)	(14,354)
Cash dividends paid	(125,798)	(121,713)
Payments to amend and refinance credit facilities	(79,492)	—
Share repurchases	(379,901)	(306,094)
Taxes paid related to net shares settlement of equity awards	(2,919)	(53,108)
Excess tax benefit from stock-based compensation	—	38,298
Other	1,529	(8,826)
Net cash from financing activities	879,925	386,404
Effect of changes in foreign exchange rates on cash	2,693	(3,160)
Change in cash and cash equivalents	131,044	44,740
Cash and cash equivalents at beginning of year	319,169	239,855
Cash and cash equivalents at end of period	$450,213	$284,595

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial condition and cash flows of Hanesbrands Inc., a Maryland corporation, and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. Three subsidiaries of the Company close on the calendar month-end, which is less than a week earlier than the Company’s consolidated quarter end. The difference in reporting of financial information for these subsidiaries did not have a material impact on the Company’s financial condition, results of operations or cash flows.
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
Consolidation
In February 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-02, “Consolidation (Topic 810)”, an update to their existing consolidation model, which changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new rules were effective for the Company in the first quarter of 2016. The adoption of the new accounting rules did not have an impact on the Company’s financial condition, results of operations or cash flows.
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest”, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new rules were effective for the Company in the first quarter of 2016. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Cloud Computing
In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The guidance provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting for other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The new rules were effective for the Company in the first quarter of 2016. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Fair Value Measurement
In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820)”, which removes the requirement to

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient, and requires separate disclosure of those investments instead. These disclosures were effective for the Company in the first quarter of 2016. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Measurement Period Adjustments
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)”, which simplify the accounting for measurement period adjustments by eliminating the requirements to restate prior period financial statements for these adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard, which should be applied prospectively to measurement period adjustments that occur after the effective date, was effective for the Company in the first quarter of 2016. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which requires all excess tax benefits and deficiencies to be recognized in income as they occur. The new guidance also changes the cash flow presentation of excess tax benefits, classifying them as operating inflows or outflows. The new rules are effective for the Company in the first quarter of 2017. The Company elected to early adopt in the second quarter of 2016, with a retrospective effective date of January 3, 2016. Periods prior to 2016 were not restated for the adoption of this accounting standard as the Company has adopted this standard on a prospective basis beginning January 3, 2016. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Inventory
In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory”, which require inventory to be recorded at the lower of cost or net realizable value. The new standard will be effective for the Company in the first quarter of 2017. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.
Revenue from Contracts with Customers
In July 2015, the FASB decided to delay effective dates for the new accounting rules related to revenue recognition for contracts with customers by one year. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Principal versus Agent Considerations)”, which clarifies revenue recognition when an agent, along with the entity, is involved in providing a good or service to a customer. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing)”, which clarifies the principle for determining whether a good or service is “separately identifiable” and, therefore, should be accounted for separately. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients)”, which clarifies the objective of the collectability criterion. A separate update issued in May 2016 clarifies the accounting for shipping and handling fees and costs as well as accounting for consideration given by a vendor to a customer. The new standard will be effective for the Company in the first quarter of 2018 with retrospective application required. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations or cash flows.
Hedge Accounting
In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. The new standard, which can be adopted prospectively or on a modified retrospective basis, is effective for the Company in the first quarter of 2018. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows. Also in March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”, which clarify the requirements for assessing whether contingent call

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The new standard, which should be applied on a modified prospective basis, is effective for the Company in the first quarter of 2017. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, “Leases”, which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. The new rules will be effective for the Company in the first quarter of 2019. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations and cash flows.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. Issues addressed in the new guidance that are relevant to the Company include debt prepayment and extinguishment costs, contingent consideration payments made after a business combination and beneficial interests in securitization transactions. The new rules will be effective for the Company in the first quarter of 2018. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s cash flows.

(3)	Acquisitions
Pacific Brands
On July 14, 2016, the Company acquired 100% of the outstanding shares of Pacific Brands Limited (“Pacific Brands”) for a total purchase price of AUD$1,049,360 ($800,871). US dollar equivalents are based on acquisition date exchange rates. The Company funded the acquisition through a combination of cash on hand, a portion of the net proceeds from the 3.5% Senior Notes issued in June 2016 and borrowings under the Australian Term A-1 Loan Facility and the Australian Term A-2 Loan Facility.
Pacific Brands contributed net revenues from continuing operations of $111,292 and pretax earnings of $6,993 (excluding acquisition and integration related charges included in general corporate expenses of approximately $19,575) since the date of acquisition. The results of Pacific Brands have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the International segment.
Pacific Brands is a leading underwear and intimate apparel company in Australia with a portfolio of strong brands including Bonds, Australia’s top brand of underwear, babywear and socks, and Berlei, a leading sports bra brand and leading seller of premium bras in department stores. The Company believes the acquisition will create growth opportunities by adding to the Company’s portfolio of leading innerwear brands supported by the Company’s global low-cost supply chain and manufacturing network. Factors that contribute to the amount of goodwill recognized for the acquisition include the value of the existing work force and expected cost savings by utilizing the Company’s low-cost supply chain and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.
The Bonds, Sheridan, Explorer, Razza, Hestia and Voodoo trademarks and brand names, which management believes to have indefinite lives, have been valued at $410,602. The perpetual license agreement associated with the Berlei brand has been valued at $38,160. Amortizable intangible assets have been assigned values of $58,003 for distributor relationships, $3,167 for loyalty programs and customer lists and $3,762 for net unfavorable leases and an unfavorable license agreement. Distributor relationships are being amortized over 10 years. Loyalty programs, customer lists and net unfavorable leases are being amortized over 3 years.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The allocation of purchase price is preliminary and subject to change. The primary areas of the purchase price allocation that are not yet finalized are related to assets and liabilities of discontinued operations, income taxes and residual goodwill. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances, which existed at the acquisition date. The acquired assets and assumed liabilities at the date of acquisition (July 14, 2016) include the following:

Cash and cash equivalents	$54,294
Accounts receivable, net	36,019
Inventories	104,806
Other current assets	16,588
Current assets of discontinued operations	28,970
Property, net	41,221
Trademarks and other identifiable intangibles	506,170
Deferred tax assets and other noncurrent assets	11,472
Total assets acquired	799,540
Accounts payable	89,309
Accrued liabilities and other	22,838
Current liabilities of discontinued operations	14,564
Long-term debt	41,976
Deferred tax liabilities and other noncurrent liabilities	16,130
Total liabilities assumed	184,817
Net assets acquired	614,723
Goodwill	186,148
Purchase price	$800,871

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
Champion Europe contributed net revenues of $62,127 and pretax earnings of $8,423 (excluding acquisition and integration related charges included in general corporate expenses of approximately $7,550) since the date of acquisition. The results of Champion Europe have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the International segment.
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
The Champion trademark, which management believes to have an indefinite life, has been valued at $119,146. Amortizable intangible assets have been assigned values of $15,463 for distributor relationships, $2,225 for license agreements and $1,557 for unfavorable leases. Distributor relationships are being amortized over 10 years. License agreements and unfavorable leases are being amortized over 3 years.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The allocation of purchase price is preliminary and subject to change. The primary areas of the purchase price allocation that are not yet finalized are related to certain income taxes and residual goodwill. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances, which existed at the acquisition date. The contingent consideration will be revalued each reporting period until paid in 2017. At October 1, 2016, the value of the contingent consideration remains the same as at the acquisition date. The acquired assets, contingent consideration and assumed liabilities at the date of acquisition (June 30, 2016) include the following:

Cash and cash equivalents	$14,581
Trade accounts receivable, net	27,926
Inventories	53,816
Other current assets	5,976
Property, net	24,605
Trademarks and other identifiable intangibles	135,277
Deferred tax assets and other noncurrent assets	3,777
Total assets acquired	265,958
Accounts payable	66,594
Accrued liabilities and other (including contingent consideration)	60,298
Notes payable	27,748
Deferred tax liabilities and other noncurrent liabilities	20,282
Total liabilities assumed and contingent consideration	174,922
Net assets acquired	91,036
Goodwill	108,756
Initial consideration paid	199,792
Estimated contingent consideration	45,277
Total purchase price	$245,069
Since June 30, 2016, goodwill increased by $591 as a result of measurement period adjustments primarily to working capital.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Combined Consolidated Pro Forma Results
Consolidated unaudited pro forma results of operations for the Company are presented below assuming that the 2016 acquisition of Pacific Brands and Champion Europe had occurred on January 4, 2015. Pro forma operating results for the quarter and nine months ended October 3, 2015 include a benefit totaling $389 and include expenses totaling $7,969, respectively, for acquisition-related adjustments primarily related to inventory and stock compensation.

	Quarter Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$1,780,530	$1,774,558	$4,859,619	$4,884,041
Net income from continuing operations	172,040	171,592	448,589	312,519
Earnings per share from continuing operations:
Basic	$0.45	$0.43	$1.17	$0.78
Diluted	0.45	0.43	1.16	0.78
Knights Apparel

Unaudited pro forma results of operations for the Company are presented below assuming that the 2015 acquisition of Knights Apparel had occurred on December 29, 2013. Pro forma operating results for the quarter and nine months ending October 3, 2015 include a benefit totaling $1,158 and $7,786, respectively, for acquisition-related charges.

	Quarter Ended	Nine Months Ended
	October 3, 2015	October 3, 2015
Net sales	$1,591,038	$4,344,149
Net income from continuing operations	163,327	313,919
Earnings per share from continuing operations:
Basic	$0.41	$0.78
Diluted	0.41	0.77
Other Acquisitions
In September 2016, the Company completed two immaterial acquisitions of It’s Greek to Me, Inc. and GTM Retail, Inc. (“GTM”) and Universo Sport S.p.A (“Universo”). The acquisitions will extend the Company’s domestic presence in the custom decorated teamwear and fanwear apparel space into the high school channel and expand the Company’s retail platform in Italy, respectively. Total consideration paid for both acquisitions totaled $24,441. The Company funded the acquisitions with cash on hand and short term borrowing under the Revolving Loan Facility. In connection with these acquisitions, the Company recorded net working capital of $12,169, goodwill of $4,519 and other net assets of $7,753. Due to the immaterial nature of these acquisitions, the Company has not provided additional disclosures herein.

(4)	Discontinued Operations
As part of the Company’s acquisition of Pacific Brands, the Company acquired Pacific Brands legacy Tontine Pillow business and Dunlop Flooring business. The Company has concluded that these businesses are not a strategic fit; therefore, the Company has decided not to retain them, and is marketing the businesses to prospective buyers. These two businesses have been classified as assets held for sale and qualify for discontinued operation upon the acquisition date. The Company expects to complete the sale of these businesses within one year of the Pacific Brands acquisition date. Therefore, the operating results and related assets and liabilities have been classified as discontinued operations in the Company’s condensed consolidated financial statements. Discontinued operations does not include any allocation of corporate overhead expense or interest expense.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to these businesses that will be eliminated from ongoing operations. The key components from discontinued operations related to the Tontine Pillow and Dunlop Flooring businesses were as follows:

Quarter and Nine Months Ended
October 1, 2016
Net sales	$15,587
Cost of sales	9,996
Gross profit	5,591
Selling, general and administrative expenses	3,570
Operating profit	2,021
Other expenses	495
Income from discontinued operations before income tax expense	1,526
Income tax expense	458
Net income from discontinued operations, net of tax	$1,068
Preliminary assets and liabilities of discontinued operations classified as held for sale in the condensed consolidated balance sheet as of October 1, 2016 consist of the following:

Trade accounts receivable, net	$9,511
Inventories	11,155
Property, net	3,913
Trademarks and other identifiable intangibles, net	5,189
Accounts payable and accrued liabilities	(7,134)
Net other assets and liabilities	(6,573)
Net assets of discontinued operations	$16,061
For the quarter and nine months ended October 1, 2016, there were no material amounts of depreciation, amortization, capital expenditures, or significant operating or investing non-cash items related to discontinued operations.

(5)	Stockholders’ Equity
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method.
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Basic weighted average shares outstanding	379,368	399,445	382,235	402,011
Effect of potentially dilutive securities:
Stock options	1,890	1,943	2,016	3,035
Restricted stock units	1,293	1,587	1,210	1,298
Employee stock purchase plan and other	7	4	17	19
Diluted weighted average shares outstanding	382,558	402,979	385,478	406,363
For the quarter and nine months ended October 1, 2016, 42 restricted stock units were excluded from the diluted earnings per share calculation, and for the quarter and nine months ended October 3, 2015, no restricted stock units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the quarter and nine months ended

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

October 1, 2016 and October 3, 2015, no options were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.
For the quarters ended October 1, 2016 and October 3, 2015, the Company declared cash dividends of $0.11 and $0.10 per share, respectively. For the nine months ended October 1, 2016 and October 3, 2015, the Company declared cash dividends of $0.33 and $0.30 per share, respectively.
On October 25, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.11 per share on outstanding common stock to be paid on December 6, 2016 to stockholders of record at the close of business on November 15, 2016.
On April 27, 2016, the Company’s Board of Directors approved a new share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The new program replaces the Company’s previous share repurchase program for up to 40,000 shares that was originally approved in 2007. The Company did not repurchase any shares during the quarter ended October 1, 2016. For the nine months ended October 1, 2016, the Company entered into transactions to repurchase 14,243 shares under the previous program at a weighted average repurchase price of $26.65 per share. The shares were repurchased at a total cost of $379,901. For the quarter and nine months ended October 3, 2015, the Company repurchased 10,665 shares under the previous share repurchase program at a weighted average purchase price of $29.15 per share. The shares were repurchased at a total cost of $311,103. At October 1, 2016, the remaining repurchase authorization totaled 40,000 shares. The program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

(6)	Inventories
Inventories consisted of the following:

	October 1, 2016	January 2, 2016
Raw materials	$147,274	$173,336
Work in process	200,067	200,836
Finished goods	1,657,656	1,440,430
	$2,004,997	$1,814,602

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(7)	Debt
Debt consisted of the following:

	Interest Rate as of October 1, 2016	Principal Amount		Maturity Date
		October 1, 2016	January 2, 2016
Senior Secured Credit Facility:
Revolving Loan Facility	—%	$—	$63,500	April 2020
Euro Term Loan	3.50%	—	113,098	August 2021
Term Loan A	2.20%	669,062	705,313	April 2020
Term Loan B	3.25%	418,625	421,813	April 2022
Australian Term A-1	3.52%	153,846	—	July 2019
Australian Term A-2	3.82%	153,846	—	July 2021
Australian Revolving Loan Facility	—%	—	—	July 2021
4.875% Senior Notes	4.88%	900,000	—	May 2026
4.625% Senior Notes	4.63%	900,000	—	May 2024
3.5% Senior Notes	3.50%	560,852	—	June 2024
6.375% Senior Notes	6.38%	—	1,000,000	December 2020
European Revolving Loan Facility	1.50%	67,302	—	September 2017
Accounts Receivable Securitization Facility	1.39%	244,074	195,163	March 2017
Other International Debt	Various	48,653	8,094	Various
		4,116,260	2,506,981
Less long-term debt issuance cost		48,416	21,450
Less current maturities		383,436	252,819
		$3,684,408	$2,232,712
Senior Notes Refinancing
During the quarter ended July 2, 2016, the Company refinanced its debt structure to reduce interest rates, increase borrowing capacity, shift to more fixed rate debt and to help fund the acquisitions of Champion Europe and Pacific Brands. The refinancing consisted of: (i) issuing $900,000 aggregate principal amount of the 4.875% Senior Notes due 2026, $900,000 aggregate principal amount of the 4.625% Senior Notes due 2024, and €500,000 aggregate principal amount of the 3.5% Senior Notes due 2024; (ii) redeeming in full the Company’s 6.375% Senior Notes due 2020; and (iii) repaying a portion of the indebtedness outstanding under the Revolving Loan Facility.
The refinancing activity resulted in incurrence of $40,049 in capitalized debt issuance costs for the new Senior Notes. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from eight to 10 years.
The Company recognizes charges in the “Other expenses” line of the Consolidated Statements of Income for fees incurred in financing transactions such as refinancing and amendments and for write-offs incurred in the early extinguishment of debt. In the second quarter of 2016 the Company recognized charges of $47,291 for the call premium and write-off of unamortized debt costs related to the redemption of the 6.375% Senior Notes.
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
The USD Senior Notes are the senior unsecured obligations of the Company and are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all of the Company’s current domestic subsidiaries. The indenture governing the USD Senior Notes limits the ability of the Company and its subsidiaries to incur liens, enter into certain sale and leaseback transactions and consolidate, merge or sell all or substantially all of their assets. The indenture also contains customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in such indenture; failure to pay certain other indebtedness; failure to pay certain final judgments; failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.
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
On or after March 15, 2024, the Company may redeem all or a portion of the 3.5% Senior Notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. The Company may also redeem all, but not less than all, of the notes upon the occurrence of certain changes in applicable tax law.
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
The 3.5% Senior Notes were issued in a transaction exempt from registration under the Securities Act and do not require disclosure of separate financial information for the guarantor subsidiaries.
Australia Term A-1, Australia Term A-2, and Australian Revolver
On July 4, 2016, the Company established a floating rate AUD$200,000 Australian Term A-1 Loan Facility (the “Australian Term A-1”) with interest payable every three or six months. At October 1, 2016, the effective interest rate on the Australian Term A-1 was 3.52%. The Australian Term A-1 matures on July 11, 2019. In addition, on July 11, 2016 the Company established a floating rate AUD$200,000 Australian Term A-2 Loan Facility (the “Australian Term A-2”) with interest payable every three or six months. At October 1, 2016, the effective interest rate on the Australian Term A-2 was 3.82%. The Australian Term A-2 matures on July 11, 2021. On July 15, 2016 the Company established the Australian Revolving Facility (the “Australian Revolver”) in the amount of AUD$65,000 with interest payable at a variable rate. The Australian Revolver will mature on July 15, 2021. The Australian Term A-1, Australian Term A-2 and Australian Revolver interest rates are based on the Bank Bill Swap Bid Rate (“BBSY”) plus an applicable margin which is driven by the Company’s debt rating.
The Australia Term A-1 and the Australian Term A-2 were issued to help fund the Pacific Brands acquisition while the Revolver will be utilized for future working capital requirements. The Australian Term A-1, Australian Term A-2, and Australian Revolver were established under the Company’s Syndicated Facility, a joinder to the Company’s Senior Secured Credit Facility.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The Syndicated Facility Agreement requires the Company to prepay any outstanding Term Loans in connection with (i) the incurrence of certain indebtedness and (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of twelve-consecutive months, with customary reinvestment provisions. The Syndicated Facility Agreement also requires the Company, and certain of its subsidiary guarantors, as applicable, to prepay any outstanding Term Loans in connection with excess cash flow, which amount will be based upon the Company’s leverage ratio during the relevant fiscal period. All such prepayments will be made on a pro rata basis under each of the applicable Term Loan Facilities that are subject to such prepayments.
Under the terms of the Syndicated Facility Agreement, the Company must maintain at least a 4:1 total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) ratio, provided that, following an acquisition of over $200,000, the maximum leverage multiple shall be increased to 4.5:1 for each quarter in the following 12-month period, and a minimum 3:1 EBITDA to interest expense ratio.
European Revolving Loan Facility
On September 9, 2016, the Company established a €100,000 European Revolving Loan Facility. As of October 1, 2016, the Company had an outstanding balance of $67,302 under the European Revolving Loan Facility. Proceeds from the European Revolving Loan Facility were used to refinance existing debt for Hanes Europe Innerwear and will be used for future working capital requirements. The maturity date of the European Revolving Loan Facility is September 9, 2017.
The Company may from time to time voluntarily prepay the European Revolving Loan Facility in whole or in part without a premium or penalty provided that among other items, principal payments be made in amounts of €5,000 or in whole multiple of €1,000 in excess thereof. Any prepayment of principal shall be accompanied by all accrued interest on the amount prepaid.
Interest under the European Revolving Credit Facility is calculated using LIBOR for Euro with a zero floor plus a 150 basis point margin. Interest is based on the outstanding principal amount for each interest period from the applicable borrowing date at a rate per annum equal to the Eurocurrency Rate for such interest period plus the applicable rate.
Other Debt Related Activity
As of October 1, 2016, the Company had $907,854 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account outstanding borrowings and $92,146 of standby and trade letters of credit issued and outstanding under this facility.
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
As of October 1, 2016, the Company was in compliance with all financial covenants under its credit facilities.

(8)	Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at January 2, 2016	$(57,675)	$6,743	$(563,759)	$219,758	$(394,933)
Amounts reclassified from accumulated other comprehensive loss	—	(4,424)	12,843	(3,275)	5,144
Current-period other comprehensive income (loss) activity	13,104	(7,131)	—	2,574	8,547

Balance at October 1, 2016	$(44,571)	$(4,812)	$(550,916)	$219,057	$(381,242)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Quarter Ended		Nine Months Ended
		October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Gain on foreign exchange contracts	Cost of sales	$715	$3,956	$4,424	$8,614
	Income tax	(278)	(1,780)	(1,721)	(3,434)
	Net of tax	437	2,176	2,703	5,180
Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	(4,307)	(5,101)	(12,843)	(9,987)
	Income tax	1,675	1,852	4,996	4,648
	Net of tax	(2,632)	(3,249)	(7,847)	(5,339)

Total reclassifications		$(2,195)	$(1,073)	$(5,144)	$(159)

(9)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of October 1, 2016, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio was $627,139 and $191, respectively, primarily consisting of contracts hedging exposures to the Australian dollar, Euro, Canadian dollar, Mexican peso, South African rand, Japanese yen and Brazilian real.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		October 1, 2016	January 2, 2016
Hedges	Other current assets	$733	$3,700
Non-hedges	Other current assets	300	1,514
Total derivative assets		1,033	5,214

Hedges	Accrued liabilities	(5,587)	(330)
Non-hedges	Accrued liabilities	(1,272)	(775)
Total derivative liabilities		(6,859)	(1,105)

Net derivative asset (liability)		$(5,826)	$4,109
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
The Company expects to reclassify into earnings during the next 12 months a net loss from AOCI of approximately $3,821.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
	Quarter Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Foreign exchange contracts	$(3,594)	$1,801	$(7,131)	$13,454

	Location of Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)		Amount of Gain Reclassified from AOCI into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Foreign exchange contracts	Cost of sales	$715	$3,956	$4,424	$8,614
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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Quarter Ended		Nine Months Ended
		October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Foreign exchange contracts	Selling, general and administrative expenses	$7,694	$(3,901)	$7,970	$(5,477)

(10)	Fair Value of Assets and Liabilities
As of October 1, 2016, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates, deferred compensation plan liabilities and contingent consideration resulting from the Champion Europe acquisition. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The fair value of the contingent consideration obligation is determined by applying an option pricing model using Champion Europe’s expected EBITDA for calendar year 2016, as further described in Note 3 to the Company’s consolidated financial statements, and is categorized as Level 3. The contingent consideration obligation will be revalued each reporting period until the related contingencies are resolved, with any adjustments to the fair value recognized in earnings. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.
There were no changes during the quarter ended October 1, 2016 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers into or out of Level 1, Level 2 or Level 3 during the

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

quarter ended October 1, 2016. As of and during the quarter and nine months ended October 1, 2016, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of October 1, 2016
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$1,033	$—
Foreign exchange derivative contracts	—	(6,859)	—
	—	(5,826)	—
Champion Europe contingent consideration	—	—	(45,277)
Deferred compensation plan liability	—	(35,375)	—
Total	$—	$(41,201)	$(45,277)

	Assets (Liabilities) at Fair Value as of January 2, 2016
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$—	$5,214	$—
Foreign exchange derivative contracts	—	(1,105)	—
	—	4,109	—
Deferred compensation plan liability	—	(36,257)	—
Total	$—	$(32,148)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of October 1, 2016 and January 2, 2016. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $35,831 and $13,100 as of October 1, 2016 and January 2, 2016, respectively. The fair value of debt, which is classified as a Level 2 liability, was $4,277,195 and $2,537,640 as of October 1, 2016 and January 2, 2016, respectively. Debt had a carrying value of $4,116,260 and $2,506,981 as of October 1, 2016 and January 2, 2016, respectively. In the first quarter of 2016, the Company adopted new accounting rules, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The carrying value of debt reflected on the face of the balance sheet reflects the adoption of the new accounting rules. However, the carrying value of debt reflected in this footnote disclosure reflects the gross amount owed to creditors. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of October 1, 2016 and January 2, 2016, primarily due to the short-term nature of these instruments.

(11)	Income Taxes
The Company’s effective income tax rate for continuing operations was 6% and 8% for the quarters ended October 1, 2016 and October 3, 2015, respectively. The Company’s effective income tax rate for continuing operations was 7% and 11% for the nine months ended October 1, 2016 and October 3, 2015, respectively. The lower effective income tax rate for the quarter and nine months ended October 1, 2016 compared to the quarter and nine months ended October 3, 2015 was primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(12)	Business Segment Information
The Company’s operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. As a result of a shift in management responsibilities, the Company decided in the first quarter of 2016 to move its wholesale e-commerce business, which sells products directly to retailers, from its Direct to Consumer segment into the respective Innerwear and Activewear segments. Prior year segment sales and operating profit results have been revised to conform to the current year presentation.
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

	Quarter Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales:
Innerwear	$688,343	$674,854	$1,998,293	$2,014,858
Activewear	510,588	521,461	1,187,507	1,203,558
Direct to Consumer	83,966	94,323	240,219	255,294
International	478,122	300,400	1,026,871	848,282
Total net sales	$1,761,019	$1,591,038	$4,452,890	$4,321,992

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Segment operating profit:
Innerwear	$151,147	$142,196	$450,566	$460,295
Activewear	74,575	95,980	162,960	187,183
Direct to Consumer	4,341	9,052	9,618	13,378
International	61,312	34,200	109,184	76,079
Total segment operating profit	291,375	281,428	732,328	736,935
Items not included in segment operating profit:
General corporate expenses	(14,776)	(24,072)	(54,798)	(69,850)
Acquisition, integration and other action related charges	(42,587)	(42,787)	(91,651)	(211,981)
Amortization of intangibles	(5,660)	(6,241)	(13,912)	(17,912)
Total operating profit	228,352	208,328	571,967	437,192
Other expenses	(1,559)	(718)	(50,533)	(1,930)
Interest expense, net	(43,433)	(31,356)	(111,539)	(87,263)
Income from continuing operations before income tax expense	$183,360	$176,254	$409,895	$347,999
For the quarter ended October 1, 2016, the Company incurred acquisition, integration and other action related charges of $42,587, of which $13,563 is reported in the “Cost of sales” line and $29,024 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended October 3, 2015, the Company incurred acquisition, integration and other action related charges of $42,787, of which $7,720 is reported in the “Cost of sales” line and $35,067 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
For the nine months ended October 1, 2016, the Company incurred acquisition, integration and other action related charges of $138,942, of which $27,732 is reported in the “Cost of sales” line, $63,919 is reported in the “Selling, general and administrative expenses” line and $47,291 is reported in the “Other expenses” line in the Condensed Consolidated Statement of Income. For the nine months ended October 3, 2015, the Company incurred acquisition, integration and other action related charges of $211,981, of which $47,939 is reported in the “Cost of sales” line and $164,042 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
As part of the Hanes Europe Innerwear acquisition strategy, the Company has identified management and administrative positions that are considered non-essential and/or duplicative that will be eliminated. As of January 2, 2016, the Company had accrued approximately $54,000 for employee termination and other benefits recognized in accordance with expected benefit payments for affected employees. The charges were reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income. As of October 1, 2016, approximately $14,041 of benefit payments had been made, resulting in an accrual of $39,959, of which, $25,635 and $14,324, is included in the “Accrued liabilities” and “Other noncurrent liabilities” lines of the Condensed Consolidated Balance Sheet, respectively.

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
Overview
We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Maidenform, DIM, Playtex, Bali, JMS/Just My Size, Nur Die/Nur Der, L’eggs, Lovable, Wonderbra, Flexees, Lilyette, Gear for Sports, Bonds, Berlei, Shock Absorber, Abanderado, Rinbros and Zorba. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery.
Our operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. As a result of a shift in management responsibilities, we decided in the first quarter of 2016 to move our wholesale e-commerce business, which sells products directly to retailers, from our Direct to Consumer segment to the respective Innerwear and Activewear segments. In addition, we decided in the first quarter of 2016 to revise the manner in which we allocate certain selling, general and administrative expenses. Prior year segment sales and operating profit results have been revised to conform to the current year presentation.
Highlights from the Quarter Ended October 1, 2016
Key financial highlights are as follows:

•	Total net sales in the third quarter of 2016 were $1.8 billion, compared with $1.6 billion in the same period of 2015, representing an 11% increase.

•
Operating profit increased 10% to $228 million in the third quarter of 2016, compared with $208 million in the same period of 2015. As a percentage of sales, operating profit was 13.0% in the third quarter of 2016 compared to 13.1% in the same period of 2015. Included within operating profit for both the third quarter of 2016 and 2015 were acquisition, integration and other action related charges of $43 million.

•	Diluted earnings per share from continuing operations increased 13% to $0.45 in the third quarter of 2016, compared with $0.40 in the same period of 2015.

•
We acquired Pacific Brands Limited (“Pacific Brands”) on July 14, 2016 in an all-cash transaction valued at $801 million. Pacific Brands is a leading underwear and intimate apparel company in Australia with a portfolio of strong brands including Bonds, Australia’s top brand of underwear, babywear and socks, and Berlei, a leading sports bra brand and leading seller of premium bras in department stores. The acquisition was funded through a combination of cash on hand, a portion of the proceeds of our new 3.5% Senior Notes issued in June 2016 and borrowings under our Australian Term A-1 Loan Facility and Australian Term A-2 Loan Facility. We believe this acquisition will create growth opportunities by adding to our portfolio of leading innerwear brands supported by our global low-cost supply chain and manufacturing network.

•
As part of our acquisition of Pacific Brands, we acquired the Tontine Pillow and the Dunlop Flooring businesses. These businesses are not a strategic fit and therefore, we have decided not to retain them and are marketing the businesses to prospective buyers. The aforementioned businesses are classified as assets held for sale and presented as discontinued operations.

Outlook
We expect our 2016 full year net sales to be approximately $6.15 billion to $6.18 billion.
Interest expense and other expenses are expected to be approximately $158 million combined.
We estimate our full year effective income tax rate to be in the high single-digits.
We expect net cash flow from operations to be in the range of $750 million to $800 million. Capital expenditures are expected to be approximately $90 million.
Pretax charges related to debt refinancing and acquisition and integration related charges are expected to be approximately $180 million. The guidance noted herein reflects the expected contributions from our acquisitions of Champion Europe, which closed on June 30, 2016 and Pacific Brands, which closed on July 14, 2016.
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

Condensed Consolidated Results of Operations — Third Quarter Ended October 1, 2016 Compared with Third Quarter Ended October 3, 2015

	Quarter Ended
	October 1, 2016	October 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,761,019	$1,591,038	$169,981	10.7%
Cost of sales	1,111,653	1,010,288	101,365	10.0
Gross profit	649,366	580,750	68,616	11.8
Selling, general and administrative expenses	421,014	372,422	48,592	13.0
Operating profit	228,352	208,328	20,024	9.6
Other expenses	1,559	718	841	117.1
Interest expense, net	43,433	31,356	12,077	38.5
Income from continuing operations before income tax expense	183,360	176,254	7,106	4.0
Income tax expense	10,570	14,100	(3,530)	(25.0)
Income from continuing operations	172,790	162,154	10,636	6.6
Income from discontinued operations, net of tax	1,068	—	1,068	NM
Net income	$173,858	$162,154	$11,704	7.2%
Net Sales
Net sales increased 11% during the third quarter of 2016 primarily due to the following:

•	Acquisition of Pacific Brands in July 2016, Champion Europe in June 2016 and Champion Japan licensee in January 2016, which added incremental net sales of approximately $180 million in 2016;

•	Higher net sales in our Innerwear segment primarily driven by our basics business as we focus on our core product with the introduction of our FreshIQ odor control technology;

•	Continued growth in our college bookstore business and Champion sales within the mass merchant channel; and

•	Higher net sales in our International segment, excluding the aforementioned acquisitions, primarily in the Asian market.
Partially offset by:

•	Decreased sales in the intimates business and continued declines in Hosiery sales;

•	Lower net sales in the sporting goods and mid-tier department store channels within our Activewear segment, primarily driven by bankruptcies of certain sporting goods retailers; and

•
Lower sales in our Direct to Consumer segment due to slower traffic at our outlet stores and planned exit from our legacy catalog business and non-core product offerings to a more focused branded store and Internet strategy.

Gross Profit
The increase in gross profit was attributable to higher sales volume primarily from acquisitions, supply chain efficiencies and synergies recognized from the integration of our acquisitions, offset partially by unfavorable product sales mix within the Activewear segment and increased acquisition, integration and other action related costs. Included in gross profit in the third quarters of 2016 and 2015 are charges of approximately $14 million and $8 million, respectively, related to acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 23.9% for the third quarter of 2016 compared to 23.4% in the same period of 2015. Included in selling, general and administrative expenses were charges of $29 million and $35 million of acquisition, integration and other action related costs for the third quarters of 2016 and 2015, respectively. Selling, general and administrative expenses, as a percentage of net sales, increased due to the higher proportion of selling, general and administrative expenses for the recently acquired entities, Pacific Brands and Champion Europe, offset by synergy benefits from the integration of prior acquisitions, planned reduction of our catalog distribution costs and continued cost control.

Other Highlights
Interest Expense – higher by $12 million in the third quarter of 2016 compared to the third quarter of 2015 primarily due to higher debt balances to help fund acquisitions, share repurchases in 2016 and normal seasonal working capital build. Our weighted average interest rate on our outstanding debt was 3.69% during the third quarter of 2016 and in the third quarter of 2015.
Income Tax Expense – our effective income tax rate was 6% and 8% for the third quarter of 2016 and 2015, respectively.  The lower tax rate in 2016 compared to the same period in 2015 is primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries.
Discontinued Operations – the results of our discontinued operations include the operations of two businesses, Tontine Pillow and Dunlop Flooring, purchased in the Pacific Brands acquisition.
Operating Results by Business Segment — Third Quarter Ended October 1, 2016 Compared with Third Quarter Ended October 3, 2015

	Net Sales		Operating Profit
	Quarter Ended		Quarter Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(dollars in thousands)
Innerwear	$688,343	$674,854	$151,147	$142,196
Activewear	510,588	521,461	74,575	95,980
Direct to Consumer	83,966	94,323	4,341	9,052
International	478,122	300,400	61,312	34,200
Corporate	—	—	(63,023)	(73,100)
Total	$1,761,019	$1,591,038	$228,352	$208,328
Innerwear

	Quarter Ended
	October 1, 2016	October 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$688,343	$674,854	$13,489	2.0%
Segment operating profit	151,147	142,196	8,951	6.3
Innerwear net sales increased due to higher net sales in our basics business, particularly in men’s underwear and women’s panties, as we focus on our core product with the introduction of our FreshIQ odor control technology, offset, in part, with sales declines in our intimate apparel business driven by the anniversary of large, one-time shipments from increased space gains in Hanes, general softness in shapewear and continued declines in Hosiery.
Increased operating profit was driven largely by higher sales volume with higher margin core products, our focus on inventory controls and lower selling, general and administrative expenses from continued cost control.
Activewear

	Quarter Ended
	October 1, 2016	October 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$510,588	$521,461	$(10,873)	(2.1)%
Segment operating profit	74,575	95,980	(21,405)	(22.3)
Activewear net sales decreased due to challenges in the sporting goods and mid-tier department store channels, primarily driven by bankruptcies of certain sporting goods retailers, partially offset by continued growth in our college bookstore business and Champion sales in the mass merchant channel.
Operating profit decreased primarily as a result of unfavorable product sales mix and decreased sales volume.

Direct to Consumer

	Quarter Ended
	October 1, 2016	October 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$83,966	$94,323	$(10,357)	(11.0)%
Segment operating profit	4,341	9,052	(4,711)	(52.0)
Direct to Consumer segment net sales were lower as a result of slower traffic at our outlet stores and the planned exit of our legacy catalog business and non-core product offerings to a more focused branded store and Internet strategy. Operating profit decreased as a result of lower sales volume, partially offset by decreased catalog distribution costs.
International

	Quarter Ended
	October 1, 2016	October 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$478,122	$300,400	$177,722	59.2%
Segment operating profit	61,312	34,200	27,112	79.3
Net sales in the International segment were higher as a result of the following:

•	The acquisitions of Pacific Brands, Champion Europe and Champion Japan licensee;

•	Continued space gains in Asia within our Activewear product category; and

•	Favorable impact of foreign currency exchange rates.
Partially offset by:

•	Lower sales volume in Hanes Innerwear Europe, with the planned exit of small, low performing brands in Europe and as certain markets in Europe have been impacted by a slowing economy.
Operating profit increased primarily due to the acquisitions of Pacific Brands, Champion Europe and Champion Japan, higher sales volume in Asia and cost synergies in our Hanes Europe Innerwear business.
Corporate
Corporate expenses included certain administrative costs and acquisition, integration and other action related charges totaling $43 million in both the third quarter of 2016 and 2015. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, infrastructure (including information technology), and similar charges. Acquisition related currency transactions represent the foreign exchange gain from financing activities related to the Champion Europe and Pacific Brands acquisitions. Foundational costs are expenses associated with building infrastructure to support and integrate current and future acquisitions, primarily consisting of information technology spend. Other costs relate to other items not included in the aforementioned categories, primarily consisting of non-cash items related to the exit of the commercial sales organization in the China market in 2015. Maidenform acquisition and integration costs and Foundational costs were completed in 2015.

	Quarter Ended
	October 1, 2016	October 3, 2015
	(dollars in thousands)
Acquisition and integration costs:
Pacific Brands	$19,575	$—
Hanes Europe Innerwear	18,673	13,725
Champion Europe	6,032	—
Knights Apparel	5,588	4,185
Champion Japan licensee transaction	184	—
Other acquisitions	365	—
Maidenform	—	13,318
Acquisition related currency transactions	(7,830)	—
Total acquisition and integration costs	42,587	31,228
Foundational costs	—	8,979
Other costs	—	2,580
	$42,587	$42,787
Condensed Consolidated Results of Operations — Nine Months Ended October 1, 2016 Compared with Nine Months Ended October 3, 2015

	Nine Months Ended
	October 1, 2016	October 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$4,452,890	$4,321,992	$130,898	3.0%
Cost of sales	2,788,977	2,726,786	62,191	2.3
Gross profit	1,663,913	1,595,206	68,707	4.3
Selling, general and administrative expenses	1,091,946	1,158,014	(66,068)	(5.7)
Operating profit	571,967	437,192	134,775	30.8
Other expenses	50,533	1,930	48,603	NM
Interest expense, net	111,539	87,263	24,276	27.8
Income from continuing operations before income tax expense	409,895	347,999	61,896	17.8
Income tax expense	28,693	38,307	(9,614)	(25.1)
Income from continuing operations	381,202	309,692	71,510	23.1
Income from discontinued operations, net of tax	1,068	—	1,068	NM
Net income	$382,270	$309,692	$72,578	23.4%
Net Sales
Net sales increased 3% in the nine months of 2016 compared to the same period of 2015 as a result of the following:

•	Acquisition of Pacific Brands in July 2016, Champion Europe in June 2016 and Champion Japan licensee in January 2016, which added incremental net sales of approximately $190 million in 2016;

•	Acquisition of Knights Apparel in April 2015, which added an incremental $21 million of net sales in 2016;

•	Increased sales in our basics business as we focus on core products with the introduction of our FreshIQ odor control technology; and

•	Continued growth in the Activewear segment within our college bookstore business and Champion sales within the mass merchant channel.
Partially offset by:

•	Lower sales in the intimates business and continued declines in Hosiery sales;

•	Lower net sales in our Activewear segment in the sporting goods and mid-tier department store channels, primarily due to certain sporting goods retailer bankruptcies;

•
Lower net sales in our Direct to Consumer segment due to slower traffic at our outlet stores and the planned exit of our legacy catalog business and removal of non-core product offerings to a more focused branded store and Internet strategy; and

•	Unfavorable foreign currency exchange rates.
Gross Profit
Gross profit increased in the nine months of 2016 compared to the same period in 2015 due to the Pacific Brands and Champion Europe acquisitions in 2016, as well as supply chain efficiencies, reduced acquisition, integration and other action related costs, and synergies recognized from the integration of our acquisitions, partially offset by costs associated with our inventory management related efforts and unfavorable product sales mix within the Activewear segment. Included in gross profit in the nine months of 2016 and 2015 are charges of approximately $28 million and $48 million, respectively, related to acquisition, integration and other action related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 24.5% for the nine months of 2016 compared to 26.8% in the same period of 2015. Included in selling, general and administrative expenses were charges of $64 million and $164 million of acquisition, integration and other action related costs for the nine months of 2016 and 2015, respectively. The lower selling, general and administrative expenses, as a percentage of net sales, resulted from the decrease in acquisition, integration and other action related costs, synergy benefits from the integration of prior acquisitions, planned reduction of our catalog distribution and continued cost control, partially offset by the higher proportion of selling, general and administrative expenses for the recently acquired entities, Pacific Brands and Champion Europe.
Other Highlights
Other Expense – higher by $49 million in the nine months of 2016 compared to 2015, primarily due to costs associated with the redemption of our 6.375% Senior Notes, which included a call premium and write-off of unamortized debt issuance costs.
Interest Expense – higher by $24 million for the nine months of 2016 compared to the nine months of 2015 primarily due to higher debt balances to help fund acquisitions, share repurchases, and normal seasonal working capital build, partially offset by a lower average interest rate. Our weighted average interest rate on our outstanding debt was 3.65% during the nine months of 2016 whereas the similar rate for the nine months of 2015 was 3.80%.
Income Tax Expense – our effective income tax rate was 7% and 11% for the nine months of 2016 and 2015, respectively. The lower effective income tax rate for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015 was primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries. Income tax expense also benefited from the adoption of new accounting rules related to accounting for stock compensation, which requires excess tax benefits and deficiencies to be recognized in income as they occur.
Discontinued Operations – the results of our discontinued operations include the operations of two businesses, Tontine Pillow and Dunlop Flooring, purchased in the Pacific Brands acquisition.
Operating Results by Business Segment — Nine Months Ended October 1, 2016 Compared with Nine Months Ended October 3, 2015

	Net Sales		Operating Profit
	Nine Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(dollars in thousands)
Innerwear	$1,998,293	$2,014,858	$450,566	$460,295
Activewear	1,187,507	1,203,558	162,960	187,183
Direct to Consumer	240,219	255,294	9,618	13,378
International	1,026,871	848,282	109,184	76,079
Corporate	—	—	(160,361)	(299,743)
Total net sales	$4,452,890	$4,321,992	$571,967	$437,192

Innerwear

	Nine Months Ended
	October 1, 2016	October 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,998,293	$2,014,858	$(16,565)	(0.8)%
Segment operating profit	450,566	460,295	(9,729)	(2.1)

The lower net sales in our Innerwear segment primarily resulted from a slower than expected retail environment, higher sales in the same period of 2015 due to larger X-Temp pipes from space gains and continued declines in Hosiery sales, offset, in part, by higher sales in the basics business as we focus on core products with the introduction of our FreshIQ odor control technology.
Decreased operating profit was driven by sales volume and costs associated with our inventory management related efforts, offset by continued cost control.
Activewear

	Nine Months Ended
	October 1, 2016	October 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,187,507	$1,203,558	$(16,051)	(1.3)%
Segment operating profit	162,960	187,183	(24,223)	(12.9)
Activewear net sales decreased due to the following:

•	Hanes Activewear space shifts at a large mass merchant retailer due to an expected loss of certain seasonal programs;

•	Lower sales in the sporting goods and mid-tier department store channels primarily due to certain retailer bankruptcies; and

•	Higher Champion sales in 2015 from larger pipes resulting from space gains.
Partially offset by:

•	The acquisition of Knights Apparel in April 2015, which added an incremental $21 million of net sales in 2016; and

•	Continued growth in our college bookstore business.
Operating profit decreased primarily as a result of unfavorable product sales mix and lower sales volume.
Direct to Consumer

	Nine Months Ended
	October 1, 2016	October 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$240,219	$255,294	$(15,075)	(5.9)%
Segment operating profit	9,618	13,378	(3,760)	(28.1)
Direct to Consumer segment net sales were lower as a result of slower traffic at our outlet stores and the planned exit of our legacy catalog business and non-core product offerings to a more focused branded store and Internet strategy. Operating profit decreased as a result of lower sales volume, partially offset by a reduction of reserves from the elimination of our customer rewards program and decreased catalog distribution costs.

International

	Nine Months Ended
	October 1, 2016	October 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,026,871	$848,282	$178,589	21.1%
Segment operating profit	109,184	76,079	33,105	43.5
Net sales in the International segment were higher as a result of the following:

•	Acquisitions of Pacific Brands, Champion Europe and Champion Japan licensee; and

•	Continued space gains in Asia within our Activewear product category.
Partially offset by:

•	Unfavorable impact of foreign currency exchange rates; and

•	The planned exit of small, low performing brands in Hanes Europe Innerwear.
Operating profit increased primarily due to the current year acquisitions, higher sales volume in Asia and cost synergies in our Hanes Europe Innerwear business, partially offset by foreign currency exchange rates.
Corporate
Corporate expenses included certain administrative costs and acquisition, integration and other action related charges totaling $92 million for the nine months ended October 1, 2016 as compared to $212 million for the same period in 2015. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, infrastructure (including information technology), and similar charges. Acquisition related currency transactions represent the foreign exchange gain from financing activities related to the Champion Europe and Pacific Brands acquisitions. Foundational costs are expenses associated with building infrastructure to support and integrate current and future acquisitions; primarily consisting of information technology spend. Other costs relate to other items not included in the aforementioned categories such as charges incurred related to the Target exit from Canada in the first quarter of 2015 and its related bankruptcy and other international realignment and the configuration activities. Maidenform acquisition and integration costs and Foundational costs were completed in 2015.

	Nine Months Ended
	October 1, 2016	October 3, 2015
	(dollars in thousands)
Acquisition and integration costs:
Hanes Europe Innerwear	$59,919	$111,522
Pacific Brands	20,732	—
Knights Apparel	15,623	11,988
Champion Europe	7,550	—
Champion Japan licensee transaction	3,102	—
Other acquisitions	364	—
Maidenform	—	28,175
Acquisition related currency transactions	(15,639)	—
Total acquisition and integration costs	91,651	151,685
Foundational costs	—	28,616
Other costs	—	31,680
	$91,651	$211,981
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

At October 1, 2016, we had $908 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $136 million of borrowing availability under our international loan facilities which includes our European Revolving Loan Facility, $450 million in cash and cash equivalents and $31 million borrowing availability under our Accounts Receivable Securitization Facility. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
The following have impacted or are expected to impact our liquidity:

•	we have principal and interest obligations under our debt;

•	we acquired Knights Apparel in April 2015, Champion Europe in June 2016 and Pacific Brands in July 2016 and we may pursue additional strategic business acquisitions in the future;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we made a $100 million contribution to our pension plans in January 2015 and a $40 million contribution in January 2016;

•	we may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could significantly impact our effective income tax rate;

•	our Board of Directors has authorized a regular quarterly dividend; and

•	our Board of Directors has authorized share repurchases under our newly authorized share repurchase program.
Dividends
As part of our cash deployment strategy, in January, April and July 2016, our Board of Directors declared regular quarterly dividends of $0.11 per share, which were paid in March, June and September of 2016, respectively. On October 25, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.11 per share to be paid on December 6, 2016 to stockholders of record at the close of business on November 15, 2016.
Share Repurchase Program
In April 2016, our Board of Directors approved a new share repurchase program for up to 40 million shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The new program replaces our previous share repurchase program for up to 40 million shares that was originally approved in 2007. We did not repurchase any shares during the quarter ended October 1, 2016. For the nine months ended October 1, 2016, we entered into transactions to repurchase 14 million shares under the previous program at a weighted average repurchase price of $26.65 per share. The shares were repurchased at a total cost of $380 million. For the quarter and nine months ended October 3, 2015 we repurchased 11 million shares under the previous share repurchase program at a weighted average purchase price of $29.15. The shares were repurchased at a total cost of $311 million. At October 1, 2016, the remaining repurchase authorization totaled 40 million shares. The program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time at our discretion.
Cash Requirements for Our Business
We rely on our cash flows generated from operations and the borrowing capacity under our credit facilities to meet the cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments, business acquisitions, contributions to our pension plans, repurchases of our stock and regular quarterly dividend payments. We believe we have sufficient cash and available borrowings for our foreseeable liquidity needs.
There have been no significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended January 2, 2016.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the nine months ended October 1, 2016 and October 3, 2015 was derived from our condensed consolidated financial statements.

	Nine Months Ended
	October 1, 2016	October 3, 2015
	(dollars in thousands)
Operating activities	$208,291	$(87,154)
Investing activities	(959,865)	(251,350)
Financing activities	879,925	386,404
Effect of changes in foreign currency exchange rates on cash	2,693	(3,160)
Change in cash and cash equivalents	131,044	44,740
Cash and cash equivalents at beginning of year	319,169	239,855
Cash and cash equivalents at end of period	$450,213	$284,595
Operating Activities
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income, as well as changes in our working capital. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to prior year, the higher net cash from operating activities is due to changes in working capital, specifically related to inventory and a smaller voluntary pension contribution in the first quarter of 2016 of $40 million compared to $100 million in the same period of 2015. Inventory is in line with our expectations, and our inventory reduction efforts in the first half of 2016 are generating cash flow in the second half of 2016 as planned.
Investing Activities
The higher net cash used in investing activities is primarily the result of our acquisitions of Pacific Brands and Champion Europe, partially offset by lower capital spending and increased cash proceeds from sale of assets in 2016 compared to the same period in 2015, which is primarily the result of cash receipts of $66 million towards an anticipated sale leaseback transaction of one of our manufacturing facilities.
Financing Activities
The higher net cash from financing activities was primarily the result of the issuance of our three Senior Notes in the second quarter and incurrence of debt under our new Australia term loan facilities offset by lower net borrowings on our other credit facilities and our share repurchases in the first quarter.
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
In July 2016, we entered into a Syndicated Facility Agreement, a joinder to our Senior Secured Credit Facility, and established an AUD$200,000 Australian Term A-1 Loan Facility, an AUD$200,000 Australian Term A-2 Loan Facility and an Australia Revolving Facility.
In September 2016, we established a €100 million European Revolving Credit Facility. The proceeds will be used for working capital needs for our Hanes Europe Innerwear business.
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

As of October 1, 2016, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with these covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2016 or other SEC filings could cause noncompliance.
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
Date: October 28, 2016

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

31.1	Certification of Gerald W. Evans, Jr., Chief Executive Officer.

31.2	Certification of Richard D. Moss, Chief Financial Officer.

32.1	Section 1350 Certification of Gerald W. Evans, Jr., Chief Executive Officer.

32.2	Section 1350 Certification of Richard D. Moss, Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

E-1