Form 10-K
period 2016-12-31
Hanesbrands Inc.
filed 2017-02-03
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 1, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $9,619,505,818 (based on the closing price of the common stock of $25.60 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).
As of January 27, 2017, there were 378,721,050 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2017 annual meeting of stockholders.

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
Company Overview
Hanesbrands Inc. (collectively with its subsidiaries, “Hanesbrands,” “we,” “us,” “our” or the “Company”) is a socially responsible leading marketer of everyday basic innerwear and activewear apparel in the Americas, Europe, Australia and Asia/Pacific under some of the world’s strongest apparel brands, including Hanes, Champion, Maidenform, DIM, Bali, Playtex, Bonds, JMS/Just My Size, Nur Die/Nur Der, L’eggs, Lovable, Wonderbra, Flexees, Gear for Sports and Berlei.
We primarily sell bras, panties, shapewear, hosiery, men’s underwear, children’s underwear, socks, T-shirts and other activewear in the Americas, Europe, Australia and Asia. In the United States, Hanes sells more units of intimate apparel, male underwear and children’s underwear than any other brand. Unlike most apparel companies, Hanesbrands primarily operates its own manufacturing facilities. More than 70 percent of the apparel units that we sell are manufactured in our own plants or those of dedicated contractors.
We have a long history of innovation, product excellence and brand recognition. We revolutionized Tagless T-shirts and underwear, we invented the sports bra and we were the first to advertise a bra on national television (Playtex). We are now using our Innovate-to-Elevate strategy to integrate our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher valued products while lowering production costs. Our Tagless apparel platform, ComfortFlex Fit bra platform, ComfortBlend fabric platform, temperature-control X-Temp fabric platform and FreshIQ advanced odor protection technology fabric platform incorporate big-idea innovation to span across brands, product categories, business segments, retailer and distribution channels and geographies.
Founded in 1901, we were organized as a Maryland corporation in 2005 and spun off from Sara Lee Corporation in 2006, at which time we became an independent, publicly-traded corporation. Since then, we have used strategic acquisitions to expand our brand portfolio. In October 2013, we acquired Maidenform Brands Inc., a global intimate apparel company, including the brands Maidenform and Flexees. We acquired another portfolio of strong brands including DIM, Nur Die/Nur Der, Lovable, Shock Absorber and Abanderado through the 2014 acquisition of DBA Lux Holding S.A. (“Hanes Europe Innerwear”), a leading marketer of intimate apparel, hosiery and underwear in Europe. In 2016 we continued our international expansion through the acquisitions of Champion Europe S.p.A. (“Champion Europe”), the owner of the trademark for the Champion brand in Europe, the Middle East and Africa, and Pacific Brands Limited (“Hanes Australasia”), a leading underwear and intimate apparel company in Australia with a portfolio of strong brands including Bonds, Sheridan and Berlei. We have also expanded our activewear portfolio through the acquisitions of GearCo, Inc. (“Gear for Sports”), a leading seller of licensed logo apparel in collegiate bookstores and other channels, and Knights Holdco, Inc. (“Knights Apparel”), a leading seller of licensed collegiate logo apparel primarily in the mass retail channel, in 2010 and 2015, respectively. We believe these acquisitions will create growth and cost savings opportunities and increased scale to serve retailers.
We take great pride in our strong reputation for ethical business practices and the success of our Hanes for Good corporate responsibility program for community and environmental improvement. Hanesbrands was a U.S. Environmental Protection Agency Energy Star Sustained Excellence Award winner every year from 2012-2016 and Partner of the Year winner in 2010 and 2011. We have significant goals for reducing our energy use, carbon emissions and water use and publicly report our progress. We are also a recognized leader for our community-building, philanthropy and workplace practices. More information about our Hanes for Good corporate responsibility initiatives may be found at www.HanesForGood.com.
Our fiscal year ends on the Saturday closest to December 31. All references to “2016”, “2015” and “2014” relate to the 52 week fiscal years ended on December 31, 2016 and January 2, 2016, and the 53 week fiscal year ended on January 3, 2015, respectively. A significant subsidiary of ours, Hanes Holdings Lux S.à.r.l. (formerly named DBA Lux Holding S.A.) (“Hanes Europe Innerwear”), had a 53 week fiscal year ended on January 2, 2016 as a result of aligning Hanes Europe Innerwear’s year end with ours in the year after acquisition. The difference in reporting one additional week of financial information for Hanes Europe Innerwear did not have a material impact on our financial condition, results of operations or cash flows.
Our Brands
Our portfolio of leading brands is designed to address the needs and wants of various consumer segments across a broad range of basic apparel products. Each of our brands has a unique consumer positioning that distinguishes it from its competitors and guides its advertising and product development. We discuss some of our most important brands in more detail below.
Hanes is the largest and most widely recognized brand in our portfolio. Hanes is the number one selling apparel brand in the U.S. and is found in eight out of 10 U.S. households. The Hanes brand covers all of our product categories, including men’s, women’s and children’s underwear, bras, socks, T-shirts, fleece, shapewear and sheer hosiery. Hanes stands for outstanding comfort, style and value.
Champion is our second-largest brand. For nearly 100 years, Champion has been outfitting athletes in authentic, high-quality athletic apparel, including high-performance sports bras, team uniforms and gym essentials like classic T-shirts, mesh shorts and fleece hoodies. Champion has also collaborated on premium apparel items through an exclusive collection with Todd Snyder, a limited edition men’s apparel line for Urban Outfitters and custom specialty items for Supreme. In addition, we distribute a full line of men’s, women’s and children’s C9 Champion products exclusively through Target Corporation (“Target”) stores. In 2016, with the acquisitions of Champion Europe and the reacquisition of the rights to the Champion brand in Japan (the “Champion Japan Licensee”), we secured the rights to the Champion brand in Europe, the Middle East, Africa and Japan, creating a powerful global platform to drive Champion brand growth on every continent.
Our brand portfolio also includes a number of iconic intimate apparel brands. Maidenform is America’s number one shapewear brand and has been trusted for modern, sensual style in bras, panties and shapewear since 1922. DIM is a flagship European brand and a market leader in women’s underwear, hosiery and intimate apparel in France. Bali offers a range of bras, panties and shapewear sold in the department store channel and is the number one bra brand in department stores. Playtex is America’s number one plus-size bra brand and is sold everywhere from mass merchandise retailers to department stores. Bonds is an iconic century-old brand that is the number one brand of men’s underwear, women’s underwear, children’s underwear, babywear and socks in Australia.
In addition, we offer a variety of products under the following well-known brands: JMS/Just My Size, Nur Die/Nur Der, L’eggs, Sheridan, Lovable, Wonderbra, Gear for Sports and Berlei.
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
The following table summarizes our operating segments by product category:

Segment	Primary Products	Primary Brands
Innerwear	Men’s underwear, women’s panties, children’s underwear and socks	Hanes, Champion, Maidenform, Bali, JMS/Just My Size, Polo Ralph Lauren*
	Intimate apparel, such as bras and shapewear	Maidenform, Bali, Playtex, Hanes, JMS/Just My Size, Donna Karan,* DKNY*
	Hosiery	L’eggs, Hanes, Maidenform, JMS/Just My Size, Donna Karan,* DKNY*

Activewear	T-shirts, fleece, sport shirts, performance T-shirts and shorts, sports bras and thermals	Champion, Hanes, JMS/Just My Size, Hanes Beefy-T, Gear for Sports

Direct to Consumer	Activewear, men’s underwear, children’s underwear, intimate apparel, socks and hosiery	Hanes, Bali, Maidenform, Playtex, Champion, JMS/Just My Size, L’eggs

International	Activewear, men’s underwear, women’s panties, children’s underwear, intimate apparel, socks and hosiery
DIM, Bonds, Champion, Hanes, Playtex, Nur Die/Nur Der, Sheridan, Lovable, Wonderbra, Maidenform, Shock Absorber, Abanderado, Berlei, Zorba, Kendall,* Sol y Oro, Polo Ralph Lauren,* Fila,* Bellinda, Donna Karan,* DKNY*

*	Brand used under a license agreement.
Financial information regarding Hanesbrands’ segments is included in Note, “Business Segment Information,” to our financial statements included in this Annual Report on Form 10-K.

Innerwear
The Innerwear segment focuses on core apparel products, such as intimate apparel, men’s underwear, women’s panties, children’s underwear, socks and hosiery marketed under well-known brands that are trusted by consumers. We are the intimate apparel category leader in the United States with our Hanes, Maidenform, Bali, Playtex, JMS/Just My Size, L’eggs, Donna Karan and DKNY brands, and we are also the leading manufacturer and marketer of men’s underwear and children’s underwear in the United States under the Hanes, Champion and Polo Ralph Lauren brands and women’s sheer hosiery under the L’eggs, Hanes, Maidenform, JMS/Just My Size, Donna Karan and DKNY brands. During 2016, net sales from our Innerwear segment were $2.6 billion, representing approximately 43% of total net sales.
Activewear
We are a leader in the activewear market through our Champion, Hanes and JMS/Just My Size brands, where we sell products such as T-shirts and fleece to both retailers and wholesalers. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 Champion, at Target stores. We also license our Champion name for footwear and sports accessories. In our branded printwear category, we supply our T-shirts, sport shirts and fleece products, including brands such as Hanes, Champion and Hanes Beefy-T, to customers, primarily wholesalers, who then resell to screen printers and embellishers. We sell licensed logo apparel in the mass retail channel and in collegiate bookstores and other channels under our Gear for Sports and Champion brands. We also sell licensed collegiate logo apparel primarily in the mass retail channel under our Knights Apparel brand. We also offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and JMS/Just My Size brands. The JMS/Just My Size brand offers casual apparel designed exclusively to meet the needs of plus-size women. During 2016, net sales from our Activewear segment were $1.6 billion, representing approximately 26% of total net sales.
Direct to Consumer
Our Direct to Consumer operations include our domestic Company-operated outlet stores and website operations that sell our branded products directly to consumers in the United States. As of December 31, 2016, we had 252 outlet stores in the United States and operated websites under the Hanes, One Hanes Place, JMS/Just My Size and Champion names. During 2016, net sales from our Direct to Consumer segment were $316 million, representing approximately 5% of total net sales.
International
Our International segment includes products that primarily span across the Innerwear and Activewear reportable segments and are primarily marketed under the DIM, Bonds, Champion, Hanes, Playtex, Nur Die/Nur Der, Sheridan, Lovable, Wonderbra, Maidenform, Shock Absorber, Abanderado, Berlei, Zorba, Kendall, Sol y Oro, Polo Ralph Lauren, Fila, Bellinda, Ritmo, Donna Karan and DKNY brands. Our Innerwear brands are market leaders across Australia and Western and Central Europe. In the intimate apparel category, we hold the number one market share in Spain and the number two market share in France, Italy and Australia. We are also the category leader in men’s underwear in Australia, France and Spain, and in hosiery in France and Germany. During 2016, net sales from our International segment were $1.5 billion, representing approximately 26% of total net sales and included sales in Europe, Australia, Asia, Latin America, Canada, the Middle East, Africa and the Caribbean. Our largest international markets are Europe, Australia, Japan, Canada, Mexico, and Brazil.
Customers and Distribution Channels
In 2016, approximately 74% of our net sales were to customers in the United States and approximately 26% were to customers outside the United States. Domestically, approximately 89% of our net sales were wholesale sales to retailers, 7% were direct to consumers and 4% were wholesale sales to wholesalers and third party embellishers. We have well-established relationships with some of the largest apparel retailers in the world. Our largest customers are Wal-Mart Stores, Inc. (“Wal-Mart”) and Target, accounting for 20% and 15% respectively, of our total net sales in 2016. As is common in the basic apparel industry, we generally do not have purchase agreements that obligate our customers to purchase our products. However, the majority of our key customer relationships have been in place for 10 years or more. Wal-Mart and Target are our only customers with sales that exceed 10% of any individual segment’s sales. In our Innerwear segment, Wal-Mart accounted for 34% of net sales and Target accounted for 17% of net sales during 2016. In our Activewear segment, Target accounted for 28% of net sales and Wal-Mart accounted for 19% of net sales.
Sales to the mass merchant channel in the United States accounted for approximately 35% of our total net sales in 2016. We sell all of our product categories in this channel, including our Hanes, Champion, Playtex, Maidenform and JMS/Just My Size brands, as well as licensed logo apparel. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Wal-Mart and Target. Our largest mass merchant customer is Wal-Mart, which accounted for approximately 20% of our total net sales in 2016.

Sales to the mid-tier and department stores channel in the United States accounted for approximately 10% of our total net sales in 2016. Mid-tier stores target a higher-income consumer than mass merchants, focus more of their sales on apparel items rather than other consumer goods such as grocery and drug products and are characterized by large retailers such as Kohl’s, J.C. Penney Company, Inc. and Sears Holdings Corporation. We sell all of our product categories in this channel. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than mid-tier stores or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s, Inc. and Belk, Inc. We sell products in our intimate apparel, underwear, socks, hosiery and activewear categories through department stores.
Sales in our Direct to Consumer segment accounted for approximately 5% of our total net sales in 2016. We sell our branded products directly to consumers through our 252 domestic outlet stores, as well as our websites operating under the Hanes, One Hanes Place, JMS/Just My Size and Champion names. Our outlet stores are value-based, offering the consumer a savings of 25% to 40% off suggested retail prices, and sell first-quality, excess, post-season, obsolete and slightly imperfect products. Our websites, supported by emails, address the growing e-commerce channel that characterizes today’s 24/7 retail environment. Our websites recorded 36.8 million user sessions in 2016, with 6.8 million consumers receiving our emails.
Sales in our International segment represented approximately 26% of our total net sales in 2016, and included sales in Europe, Australia, Asia, Latin America and Canada. We also have offices in each of these markets, as well as the Philippines, Thailand, Argentina, South Africa and Central America. Internationally, the majority of our net sales were wholesale sales to retailers. For more information about our sales on a geographic basis, see Note, “Geographic Area Information,” to our financial statements.
Sales in other channels in the United States represented approximately 24% of our total net sales in 2016. We sell T-shirts, golf and sport shirts and fleece sweatshirts to wholesalers and third party embellishers primarily under our Hanes, Champion and Hanes Beefy-T brands. We also sell a significant range of our underwear, activewear and socks products under the Champion brand to wholesale clubs, such as Costco Wholesale Corporation, and sporting goods stores, such as DICK’S Sporting Goods. We also sell products that span across the Innerwear and Activewear reportable segments in the e-commerce environment through our owned e-commerce websites and through pure play e-commerce sites, such as Amazon. We sell primarily legwear and underwear products under the Hanes and L’eggs brands to food, drug and variety stores. We also sell licensed logo apparel in collegiate bookstores. We sell products that span across our Innerwear and Activewear segments to the U.S. military for sale to servicemen and servicewomen and through discount retailers, such as the Dollar General Corporation.
Manufacturing, Sourcing and Distribution
During 2016, approximately 72% of units sold were from finished goods manufactured through a combination of facilities we own and operate and facilities owned and operated by third party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We sourced the remainder of our finished goods from third party manufacturers who supply us with finished products based on our designs. In making decisions about the location of manufacturing operations and third party sources of supply, we consider a number of factors, including labor, local operating costs, quality, regional infrastructure, applicable quotas and duties and freight costs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.
Finished Goods That Are Manufactured by Hanesbrands
The manufacturing process for the finished goods that we manufacture begins with raw materials we obtain from suppliers. The principal raw materials in our product categories are cotton and synthetics. Cotton and synthetic materials are typically spun into yarn, which is then knitted into cotton, synthetic and blended fabrics. We source all of our yarn requirements from large-scale domestic and international suppliers. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with scheduled production. In addition to cotton yarn and cotton-based textiles, we use thread, narrow elastic and trim for product identification, buttons, zippers, snaps and lace. These fabrics are cut and sewn into finished products, either by us or by third party contractors. We currently operate 52 manufacturing facilities. Most of our cutting and sewing operations are strategically located in Asia, Central America and the Caribbean Basin. Alternate sources of these materials and services are readily available.
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
Distribution
As of December 31, 2016, we distributed our products from 44 distribution centers. These facilities include 15 facilities located in the United States and 29 facilities located outside the United States in regions primarily where we sell our products. We internally manage and operate 32 of these facilities, and we use third party logistics providers who operate the other 12 facilities on our behalf. International distribution operations use a combination of third party logistics providers, as well as owned and operated distribution operations, to distribute goods to our various international markets.
Inventory
Effective inventory management is key to our success. Because our customers generally do not purchase our products under long-term supply contracts, but rather on a purchase order basis, effective inventory management requires close coordination with the customer base. We seek to ensure that products are available to meet customer demands while effectively managing inventory levels. We employ various types of inventory management techniques that include collaborative forecasting and planning, supplier-managed inventory, key event management and various forms of replenishment management processes. Our supplier-managed inventory initiative is intended to shift raw material ownership and management to our suppliers until consumption, freeing up cash and improving response time. We have demand management planners in our customer management group who work closely with customers to develop demand forecasts that are passed to the supply chain. We also have professionals within the customer management group who coordinate daily with our larger customers to help ensure that our customers’ planned inventory levels are in fact available at their individual retail outlets. Additionally, within our supply chain organization we have dedicated professionals who translate the demand forecast into our inventory strategy and specific production plans. These individuals work closely with our customer management team to balance inventory investment/exposure with customer service targets.
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
Product Innovation and Marketing
A significant component of our margin-enhancing Innovate-to-Elevate strategy is our strong product research and development and innovation capabilities. From 2014 to 2016, we spent nearly $196 million on design, research and product development, including the development of new and improved products.
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

•
ComfortFlex Fit: Our ComfortFlex Fit platform is another example of our consumer-driven innovation process, where research indicated the two most significant consumer complaints in the bra category were that the consumer could not find the right size and that the consumer could not find a comfortable bra. ComfortFlex Fit effectively addresses both concerns by combining a simplified shopping system that eliminates the complicated cup-and-band combinations of traditional bra sizing systems with a more comfortable, flexible fit. We have successfully leveraged the ComfortFlex Fit platform across our Hanes, Champion, Bali, Playtex and JMS/Just My Size brands where it is driving incremental purchases in a category where consumers typically buy only a little over three bras per year.

•
X-Temp: X-Temp brings a new level of technology and comfort to basic apparel. Hanes and Champion X-Temp garments are designed to keep consumers cooler and drier by increasing the rate of evaporation when body temperature rises and reducing the rate of evaporation as body temperature cools. The X-Temp platform was successfully introduced in Hanes men’s underwear and men’s socks in 2013 and expanded to women’s socks, panties, bras, legwear, base layer and children’s underwear and socks in 2014. Champion Vapor with X-Temp technology was introduced in men’s and women’s activewear in 2013 and expanded to team practicewear and branded printwear in 2014.

•
FreshIQ: FreshIQ provides advanced odor protection through the application of an antimicrobial finish that physically inhibits bacteria growth. Hanes FreshIQ underwear and socks for men were introduced in 2016, and additional products are anticipated to be introduced through the fall of 2017.

•
3D Flex: Our revolutionary 3D Flex fabric combines cotton and elastane to create a natural material that breathes and stretches like a second skin for comfort and increased freedom of movement. 3D Flex is a cross-brand and cross-country platform that has been successfully introduced into DIM men’s underwear in France.

•
Activ’Skin: Activ’Skin fabric uses a modern textile technology that absorbs heat from the body to generate a natural massage to improve skin elasticity. Activ’Skin technology has been leveraged across bras sold under both our Lovable and DIM brands.

Driving innovation platforms across brands and categories is a major element of our Innovate-to-Elevate strategy as it enables us to meet key consumer needs and leverage advertising dollars. We believe that the strength of our consumer insights, our distinctive brand propositions and our focus on integrated marketing give us a competitive advantage in the fragmented apparel marketplace. Effectively marketing these innovations also accrues benefits back to our supply chain. Driving higher volume helps us to leverage scale and drive costs down even further, increasing margins while funding additional marketing support for our brands and products so we can continue to reinvest in product innovation.
In 2016, our broad-reach marketing efforts included:

•	Continued marketing support for Hanes X-Temp, which included TV, digital and social media outreach, as well as a partnership with the X-Men movie franchise;

•	Ongoing digital, social media and influencer campaigns in support of our key intimate apparel brands: Maidenform, Bali, Playtex and Hanes;

•
The launch of an updated “Real Champions” social media campaign for the Champion brand, highlighting inspiring stories of four individuals who overcame a variety of challenges to find their own inner champion; and

•
A multi-media “End the Smellfie” campaign in support of the launch of FreshIQ, letting consumers everywhere know that Hanes men’s underwear and sock styles now feature advanced odor protection technology.

Competition
The basic apparel market is highly competitive and rapidly evolving. Competition generally is based upon brand, comfort, fit, style and price. Our businesses face competition today from other large corporations and foreign manufacturers. Fruit of the Loom, Inc., a subsidiary of Berkshire Hathaway Inc., competes with us across most of our segments through its own offerings and those of its Russell Corporation and Vanity Fair Intimates offerings. Other competitors in our Innerwear segment include Limited Brands, Inc.’s Victoria’s Secret brand and Jockey International, Inc. Other competitors in our Activewear segment include various private label and controlled brands sold by many of our customers, as well as Gildan Activewear, Inc. and Gap Inc. Large European intimate apparel distributors such as Triumph International and Calzedonia

S.p.A Group, as well as international activewear retailers such as Nike, Adidas, Puma, Under Armour and Converse, compete with us in our International segment. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, department stores and other retailers, including many of our customers, market and sell basic apparel products under private labels that compete directly with our brands. Our competitive strengths include our strong brands with leading market positions, industry-leading innovation, our high-volume, core products focus, our significant scale of operations, our global supply chain and our strong customer relationships. We continually strive to improve in each of these areas.
Intellectual Property
We market our products under hundreds of trademarks in the United States and other countries around the world, the most widely recognized of which are Hanes, Champion, C9 Champion, Maidenform, DIM, Bali, Playtex, Bonds, JMS/Just My Size, Nur Die/Nur Der, L’eggs, Sheridan, Lovable, Wonderbra, Gear for Sports, Shock Absorber, Abanderado, Berlei and Zorba. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear and Donna Karan and DKNY intimate apparel.
Some of our own trademarks are licensed to third parties, such as Champion for athletic-oriented accessories. In the United States and Canada, the Playtex trademark is owned by Playtex Marketing Corporation, of which we own a 50% interest and which grants to us a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of apparel in the United States and Canada. The other 50% interest in Playtex Marketing Corporation is owned by Playtex Products, LLC, an unrelated third party, whose affiliate, Edgewell Personal Care Brands, LLC, has a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of non-apparel products in the United States and Canada. Outside the United States and Canada, we own the Playtex trademark and perpetually license such trademark to Edgewell Personal Care Brands, LLC for non-apparel products. The Berlei trademark is owned by Berlei IP Limited, of which we own a 50% interest and which grants to us an exclusive, perpetual royalty-free license to the Berlei trademark on and in connection with the sale of apparel in Australia and New Zealand. The other 50% interest in Berlei IP Limited is owned by PD Enterprise Limited, an unrelated third party, who has an exclusive, perpetual royalty-free license to the Berlei trademark on and in connection with the sale of apparel products in Japan and China. Outside of Australia, New Zealand, Japan and China, Berlei IP Limited and its wholly owned subsidiaries have the right to use the Berlei trademark on a worldwide basis. Our trademarks are important to our marketing efforts and have substantial value. We aggressively protect these trademarks from infringement and dilution through appropriate measures, including court actions and administrative proceedings.
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
Geographic Financial Summary
For a summary of our operations by geographic area for each of the three most recent fiscal years, including revenues from external customers and net property, see Note, “Geographic Area Information,” to our financial statements included in this Annual Report on Form 10-K.
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
We call our corporate social responsibility program “Hanes for Good” because adhering to responsible and sustainable business practices is good for our company, good for our employees, good for our communities and good for our investors. We own the majority of our supply chain and have more direct control over how we do business than many of our competitors. More than 70% of the apparel units that we sell is produced in facilities that we operate or control. We also have an industry-leading compliance program that helps to ensure our business partners live up to the high standards that we set for ourselves.
We have been recognized for our socially responsible business practices by such organizations as the U.S. Environmental Protection Agency Energy Star program, corporate responsibility advocate As You Sow, social compliance rating group Free2Work, the United Way, Corporate Responsibility magazine and others. In fact, Richard Noll, our Executive Chairman and former Chief Executive Officer, received the 2016 Responsible CEO of the Year award from Corporate Responsibility magazine. We are also members of the Fair Labor Association, Sustainable Apparel Coalition, The Sustainability Consortium and Corporate Eco Forum.
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
Employees
As of December 31, 2016, we had approximately 67,800 employees, approximately 7,800 of whom were located in the United States. As of December 31, 2016, approximately 35 employees in the United States were covered by collective bargaining agreements. A significant portion of our employees based in foreign countries are represented by works councils or unions or subject to trade-sponsored or governmental agreements. We believe our relationships with our employees are good.

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
The basic apparel market is highly competitive and evolving rapidly. Competition is generally based upon brand, comfort, fit, style and price. Our businesses face competition today from other large domestic and foreign corporations and manufacturers, as well as department stores and other retailers, including many of our customers, that market and sell basic apparel products under private labels that compete directly with our brands. Also, online retail shopping is rapidly evolving, and we expect competition in the e-commerce market to intensify in the future as the Internet facilitates competitive entry and comparison shopping. If we do not successfully develop and maintain a relevant omni-channel experience for our customers, our businesses and results of operations could be adversely impacted. Increased competition may result in a loss of or a reduction in shelf space and promotional support and reduced prices, in each case decreasing our cash flows, operating margins and profitability. Our ability to identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies to gain market share and better service our customer base will, in large part, determine our future success. If we fail to compete successfully, our market share, results of operations and financial condition will be materially and adversely affected.
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
A growing percentage of our total revenues (approximately 26% in 2016) is derived from markets outside the United States. We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. As a result, when the U.S. dollar weakens against any of these currencies, our cost of sales could increase substantially. Outside the United States, we may pay for materials or finished products in U.S. dollars, and in some cases a strengthening of the U.S. dollar could effectively increase our costs where we use foreign currency to purchase the U.S. dollars we need to make such payments. Changes on foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows.
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
The rapidly changing retail environment could result in the loss of or material reduction in sales to certain of our customers, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The retail environment is highly competitive. Consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, a greater portion of total consumer expenditures with retailers is occurring online and through mobile commerce applications. If our brick-and-mortar retail customers fail to maintain or grow their overall market position through the integration of physical retail presence and digital retail, these customers may experience financial difficulties including store closures, bankruptcies or liquidations. This could, in turn, substantially reduce our revenues, increase our credit risk and have a material adverse effect on our results of operations, financial condition and cash flows.

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
During 2016, net sales from our International segment were $1.5 billion, representing approximately 26% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption.
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
Recently, political discourse in the United States has increasingly focused on ways to discourage U.S. corporations from outsourcing manufacturing and production activities to foreign jurisdictions. Many prominent government officials have publicly addressed the need to discourage these practices through television, new publications and social media platforms, including through the possibility of imposing tariffs, border adjustments or other penalties on goods manufactured outside the United States to attempt to discourage these practices. It has also been suggested that the United States may materially modify or withdraw from some of its existing trade agreements. Any of these actions, if ultimately enacted, could adversely affect our results of operations or profitability. Further, our image, the reputation of our brands and our stock price may be adversely affected if we are publicly singled out for criticism by government officials as a result of our foreign operations.
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
In addition, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, commonly referred to as "Brexit." This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may persist for years. A withdrawal could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The United Kingdom's vote to exit the European Union could also result in similar referendums or votes in other European countries in which we do business. The uncertainty surrounding the terms of the United Kingdom's withdrawal and its consequences could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.
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
We purchase all of the raw materials used in our products and approximately 28% of the units sold derived from apparel designed by us from a limited number of third party suppliers and manufacturers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third party suppliers or manufacturers experience financial difficulties that they are not able to overcome resulting from worldwide economic conditions, production problems, difficulties in sourcing raw materials, lack of capacity or transportation disruptions, or if for these or other reasons they raise the prices of the raw materials or finished products we purchase from them. The magnitude of this risk depends upon the timing of any interruptions, the materials or products that the third party manufacturers provide and the volume of production.
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
As a leading branded apparel company, we expect to continue pursuing strategic acquisitions as part of our long-term business strategy, such as our recent acquisitions of Champion Europe and Hanes Australasia. Difficulties may arise in the integration of the business and operations of businesses that we acquire and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the conversion of core operating systems, data systems and products and the standardization of business practices. Complications or difficulties in the conversion of core operating systems, data systems and products may result in the loss of customers, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from such acquisitions. Annual cost savings in each such transaction may be materially less than anticipated if the closing of the acquisition is delayed unexpectedly, the integration of operations is delayed beyond what is anticipated or the conversion to a single set of data systems is not accomplished on a timely basis.
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
In 2016, our top 10 customers accounted for approximately 52% of our net sales and our top two customers, Wal-Mart and Target accounted for 20% and 15% of our net sales, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Moreover, our top customers are the largest market participants in our primary distribution channels across all of our product lines. We generally do not enter into purchase agreements that obligate our customers to purchase our products, and as a result, most of our sales are made on a purchase order basis. A decision by any of our top customers to significantly decrease the volume of products purchased from us could substantially reduce revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if any of our customers devote less selling space to apparel products, our sales to those customers could be reduced even if we maintain our share of their apparel business. Any such reduction in apparel selling space could result in lower sales and our business, results of operations, financial condition and cash flows may be adversely affected.
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

The success of our business is tied to the strength and reputation of our brands, including brands that we license to other parties. If other parties take actions that weaken, harm the reputation of or cause confusion with our brands, our business, and consequently our sales, results of operations, cash flows and financial condition, may be adversely affected.
We license some of our important trademarks to third parties. For example, we license Champion to third parties for athletic-oriented accessories. Although we make concerted efforts to protect our brands through quality control mechanisms and contractual obligations imposed on our licensees, there is a risk that some licensees may not be in full compliance with those mechanisms and obligations. In that event, or if a licensee engages in behavior with respect to the licensed marks that would cause us reputational harm, we could experience a significant downturn in that brand’s business, adversely affecting our sales, results of operations, cash flows and financial condition.
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
Our indebtedness primarily includes (i) a $1.0 billion revolving loan facility (the “Revolving Loan Facility”), a $725 million term loan a facility (the “Term Loan A”), a $425 million term loan b facility (the “Term Loan B”), a AUD$200 million Australian term a-1 loan facility (the “Australian Term A-1”), a AUD$200 million Australian term a-2 loan facility (the “Australian Term A-2”) and an AUD$65 million Australian revolving loan facility (the “Australian Revolver” and together with the Revolving Loan Facility, the Term Loan A, the Term Loan B, the Australian Term A-1, the Australian Term A-2, and the Australian Revolver, the “Senior Secured Credit Facility”), (ii) our $900 million 4.625% Senior Notes due 2024 (the “4.625% Senior Notes”) and our $900 million 4.875% Senior Notes due 2026 (the “4.875% Senior Notes”), (iii) our €500 million 3.5% Senior Notes due 2024 (the “3.5% Senior Notes”) and (iv) a $275 million accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”).
The Senior Secured Credit Facility contains restrictions that affect, and in some cases significantly limit or prohibit, among other things, our ability to borrow funds, pay dividends or make other distributions, make investments, engage in transactions with affiliates, or create liens on our assets. Covenants in the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility require us to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income taxes, depreciation expense and amortization), or leverage ratio. The indentures governing the Senior Notes also restricts our ability to incur additional secured indebtedness in an amount that exceeds the greater of (a) $3.0 billion or (b) the amount that would cause our consolidated secured net debt ratio to exceed 3.25 to 1.00, as well as certain other customary covenants and restrictions. These restrictions and covenants could limit our ability to obtain additional capital in the future to fund capital expenditures or acquisitions, meet our debt payment obligations and capital commitments, fund any operating losses or future development of our business affiliates, obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize our assets or conduct other necessary or prudent corporate activities. Any failure to comply with these covenants and restrictions could result in an event of default that accelerates the maturity of our indebtedness under such facilities, resulting in an adverse effect on our business.
The lenders under the Senior Secured Credit Facility have received a pledge of substantially all of our existing and future direct and indirect subsidiaries, with certain customary or agreed-upon exceptions for certain foreign subsidiaries and certain other subsidiaries. Additionally, these lenders generally have a lien on substantially all of our assets and the assets of our U.S. subsidiaries and certain other foreign subsidiaries, with certain exceptions. The financial institutions that are party to the Accounts Receivable Securitization Facility have a lien on certain of our domestic accounts receivable. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the Senior Secured Credit Facility or the Accounts Receivable Securitization Facility, the lenders under those facilities will be entitled to foreclose on substantially all of our assets and, at their option, liquidate these assets, which would adversely impact the operations of our business.
Market returns could have a negative impact on the return on plan assets for our pension, which may require significant funding.
The plan assets of our pension plans, which had a return of approximately 3% during 2016 and a loss of approximately 3% during 2015, are invested mainly in domestic and international equities, bonds, hedge funds and real estate. We are unable to predict the variations in asset values or the severity or duration of any disruptions in the financial markets or adverse economic conditions in the United States, Europe and Asia. The funded status of these plans, and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 94% funded as of December 31, 2016. Any downward pressure on the asset values of these plans may require us to fund obligations earlier than we had originally planned, which would have a negative impact on cash flows from operations.
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
As of December 31, 2016, we had approximately $1.1 billion of goodwill and $1.3 billion of trademarks and other identifiable intangibles on our balance sheet, which together represent 35% of our total assets. No impairment was identified in 2016. Changes in the future outlook of a business unit could result in an impairment loss, which could have a material adverse effect on our results of operations and financial condition.
Our balance sheet includes a significant amount of deferred tax assets. We must generate sufficient future taxable income to realize the deferred tax benefits.
As of December 31, 2016, we had approximately $414 million of net deferred tax assets on our balance sheet, which represents approximately 6% of our total assets. Deferred tax assets relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income). The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax benefits will not be realized. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowances against our deferred tax assets, which would cause an increase in our effective tax rate. A significant increase in our effective tax rate could have a material adverse effect on our financial condition or results of operations.
We had approximately 67,800 employees worldwide as of December 31, 2016, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.
We had approximately 67,800 employees worldwide as of December 31, 2016. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. Approximately 60,000 of those employees were outside of the United States. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
In addition, approximately 35 of our employees in the United States and a significant number of our international employees are members of labor organizations or are covered by collective bargaining agreements. If there were a significant increase in the number of our employees who are members of labor organizations or become parties to collective bargaining agreements, we would become vulnerable to a strike, work stoppage or other labor action by these employees that could have an adverse effect on our business.
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
Our bylaws provide that nominations of persons for election to our Board of Directors and the proposal of business to be considered at a stockholders meeting may be made only in the notice of the meeting, by or at the direction of our Board of Directors or by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures of our bylaws. Also, under Maryland law, business combinations between us and an interested stockholder or an affiliate of an interested stockholder, including mergers, consolidations, share exchanges or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. An interested stockholder includes any person who beneficially owns 10% or more of the voting power of our stock or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our stock. A person is not an interested stockholder under the statute if our Board of Directors approved in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, our Board of Directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our Board. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our Board of Directors and approved by two supermajority votes or our common stockholders must receive a minimum price, as defined under Maryland law, for their shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by our Board of Directors prior to the time that the interested stockholder becomes an interested stockholder.
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

Name	Age	Positions
Gerald W. Evans, Jr.	57	Chief Executive Officer
Richard D. Moss	59	Chief Financial Officer
Joia M. Johnson	56	Chief Administrative Officer, General Counsel and Corporate Secretary
W. Howard Upchurch	52	Group President, Innerwear Americas
John T. Marsh	51	Group President, Global Activewear
Michael E. Faircloth	51	President, Chief Global Supply Chain and Information Technology Officer
Elizabeth L. Burger	46	Chief Human Resources Officer
M. Scott Lewis	46	Chief Accounting Officer and Controller
Gerald W. Evans, Jr. has served as the Chief Executive Officer of the Company since October 2016. From August 2013 until October 2016, Mr. Evans served as Chief Operating Officer of the Company. From October 2011 until August 2013, Mr. Evans served as Co-Chief Operating Officer of the Company. Prior to his appointment as Co-Chief Operating Officer, Mr. Evans served as our Co-Operating Officer, President International, from November 2010 until October 2011. From February 2009 until November 2010, he was our President, International Business and Global Supply Chain. From February 2008 until February 2009, he served as our President, Global Supply Chain and Asia Business Development. From September 2006 until February 2008, he served as Executive Vice President, Chief Supply Chain Officer. From July 2005 until September 2006, Mr. Evans served as a Vice President of Sara Lee and as Chief Supply Chain Officer of Sara Lee Branded Apparel. Mr. Evans served as President and Chief Executive Officer of Sara Lee Sportswear and Underwear from March 2003 until June 2005 and as President and Chief Executive Officer of Sara Lee Sportswear from March 1999 to February 2003.
Richard D. Moss has served as our Chief Financial Officer since October 2011. Prior to his appointment as Chief Financial Officer, Mr. Moss served as the Company’s Chief Treasury and Tax Officer since December 2010, as a Senior Vice President since September 2006 and as Treasurer since June 2006. From January 2006 until the completion of the Company’s spin off from Sara Lee, Mr. Moss served as Treasurer of Sara Lee Branded Apparel. From August 2002 to December 2005, Mr. Moss served as Vice President and Chief Financial Officer of Chattem, Inc., a leading marketer and manufacturer of branded over-the-counter health-care products, toiletries and dietary supplements. Mr. Moss currently serves on the Board of Directors of Winnebago Industries, Inc., a leading U.S. recreational vehicle manufacturer.
Joia M. Johnson has served as our Chief Administrative Officer since October 2016 and as our General Counsel and Corporate Secretary since January 2007. Since 2007, Ms. Johnson has also served as our Chief Legal Officer. From May 2000 until January 2007, Ms. Johnson served as Executive Vice President, General Counsel and Corporate Secretary of RARE Hospitality International, Inc., an owner, operator and franchisor of national chain restaurants acquired by Darden Restaurants, Inc. in October 2007. Ms. Johnson currently serves on the Board of Directors of Crawford & Company, the world’s largest independent provider of claims management solutions to the risk management and insurance industry.
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
We own and lease properties supporting our administrative, manufacturing, distribution and direct outlet activities. As of December 31, 2016, we owned and leased properties in 42 countries, including 52 manufacturing facilities and 44 distribution centers, as well as office facilities. The leases for these properties expire between 2017 and 2057, with the exception of some seasonal warehouses that we lease on a month-by-month basis. As of December 31, 2016, we also operated 252 direct outlet stores in the United States and the Commonwealth of Puerto Rico and 460 retail and outlet stores internationally, most of which are leased under five-year, renewable lease agreements and several of which are leased under 10-year agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.
We own our approximately 470,000 square-foot headquarters located in Winston-Salem, North Carolina, which houses our various sales, marketing and corporate business functions. Research and development as well as certain product-design functions also are located in Winston-Salem, while other design functions are located in a mix of leased and owned facilities in New York City and Lenexa, Kansas.

Our products are manufactured through a combination of facilities we own and operate and facilities owned and operated by third party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We source the remainder of our finished goods from third party manufacturers who supply us with finished products based on our designs. Our most significant manufacturing facilities include an approximately 1.1 million square-foot owned facility located in San Juan Opico, El Salvador, an approximately 1.1 million square-foot owned facility located in Nanjing, China and an approximately 600,000 square-foot owned facility located in Bonao, Dominican Republic. We distribute our products from 44 distribution centers. These facilities include 15 facilities located in the United States and 29 facilities located outside the United States in regions where we manufacture our products. Our most significant distribution facilities include an approximately 1.3 million square-foot leased facility located in Perris, California, an approximately 900,000 square-foot leased facility located in Rural Hall, North Carolina and an approximately 700,000 square-foot owned facility located in Martinsville, Virginia.

The following table summarizes the properties primarily used by our segments as of December 31, 2016:

	Owned Square Feet	Leased Square Feet	Total
Properties by Segment (1)
Innerwear	3,629,813	5,397,377	9,027,190
Activewear	2,458,519	2,812,656	5,271,175
Direct to Consumer	—	1,867,633	1,867,633
International	2,807,568	3,763,995	6,571,563
Totals	8,895,900	13,841,661	22,737,561

(1)
Excludes vacant land, facilities under construction, facilities no longer in operation intended for disposal, facilities associated with discontinued operations, sourcing offices not associated with a particular segment, and office buildings housing corporate functions.

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

	High	Low
2016
Quarter Ended April 2, 2016	$31.36	$23.25
Quarter Ended July 2, 2016	$30.42	$24.96
Quarter Ended October 1, 2016	$28.24	$24.14
Quarter Ended December 31, 2016	$27.07	$21.40

2015
Quarter Ended April 4, 2015	$34.80	$26.28
Quarter Ended July 4, 2015	$34.78	$30.42
Quarter Ended October 3, 2015	$34.67	$26.32
Quarter Ended January 2, 2016	$33.24	$25.92
Holders of Record
On January 27, 2017, there were 17,940 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 150,211 beneficial owners of our common stock as of January 27, 2017.
Dividends
In 2014, our Board of Directors authorized regular quarterly cash dividends of $0.075 per share, which were paid in 2014.
In 2015, our Board of Directors increased our regular quarterly dividend rate to $0.10 per share on outstanding common stock, which were paid in 2015. In addition, we effected a four-for-one stock split in the form of a stock dividend to stockholders of record as of the close of business on February 9, 2015.
In January 2016, our Board of Directors increased our regular quarterly dividend rate to $0.11 per share on outstanding common stock. During the fiscal year, regular quarterly cash dividends of $0.11 per share were paid March 8, 2016, June 7, 2016, September 7, 2016 and December 6, 2016.
In January 2017, our Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding common stock to be paid on March 7, 2017 to stockholders of record at the close of business on February 14, 2017.
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

Issuer Repurchases of Equity Securities
On April 27, 2016, the Company’s Board of Directors approved a new share repurchase program for up to 40 million shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The new program replaces the Company’s previous share repurchase program for up to 40 million shares that was originally approved in 2007. During the year ended December 31, 2016, we repurchased 14.2 million shares under the previous share repurchase program at an average price of $26.65 per share, for a total cost of $380 million (none of which were purchased in the fourth quarter). At December 31, 2016, there remained 40 million shares available for future share repurchases under the new share repurchase program approved in 2016.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative return of the S&P 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested in our common stock and each index on December 31, 2011. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
	(amounts in thousands, except per share data)
Plan Category
Equity compensation plans approved by security holders	6,026	$15.61	17,544
Equity compensation plans not approved by security holders	—	—	—
Total	6,026	$15.61	17,544

(1)
The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 10,677 shares available under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) and 6,867 shares available under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006.

Item 6.	Selected Financial Data
The following table presents our selected historical financial data. The statement of income data for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 and the balance sheet data as of December 31, 2016 and January 2, 2016 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 28, 2013 and December 29, 2012 and the balance sheet data as of January 3, 2015, December 28, 2013 and December 29, 2012 has been derived from our financial statements not included in this Annual Report on Form 10-K.
The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended
	December 31, 2016	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012
	(amounts in thousands, except per share data)
Statement of Income Data:
Net sales	$6,028,199	$5,731,549	$5,324,746	$4,627,802	$4,525,721
Operating profit	775,649	595,118	563,954	515,186	440,115
Income from continuing operations	536,927	428,855	404,519	330,494	232,443
Income from discontinued operations, net of tax	2,455	—	—	—	(67,762)
Net income	$539,382	$428,855	$404,519	$330,494	$164,681

Earnings per share — basic:
Continuing operations	$1.41	$1.07	$1.01	$0.83	$0.59
Discontinued operations	0.01	—	—	—	(0.17)
Net income	$1.41	$1.07	$1.01	$0.83	$0.42

Earnings per share — diluted:
Continuing operations	$1.40	$1.06	$0.99	$0.81	$0.58
Discontinued operations	0.01	—	—	—	(0.17)
Net income	$1.40	$1.06	$0.99	$0.81	$0.41

Dividends per share	$0.44	$0.40	$0.30	$0.15	$—

	December 31, 2016	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$460,245	$319,169	$239,855	$115,863	$42,796
Working capital	1,695,498	1,413,958	1,067,753	1,047,625	986,169
Total assets	6,907,734	5,597,590	5,187,891	4,072,176	3,605,173
Noncurrent liabilities:
Long-term debt	3,507,685	2,232,712	1,593,695	1,449,155	1,290,794
Other noncurrent liabilities	573,213	585,078	725,010	393,617	552,346
Total stockholders’ equity	1,223,914	1,275,891	1,386,772	1,230,623	886,866

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•	2016 Highlights. This section discusses some of the highlights of our performance and activities during 2016.

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

Overview
Our Company
We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Maidenform, DIM, Bali, Playtex, Bonds, JMS/Just My Size, Nur Die/Nur Der, L’eggs, Lovable, Wonderbra, Flexees, Gear for Sports and Berlei. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery. Our brands hold either the number one or number two market position by units sold in many product categories and geographies in which we compete.
Acquisitions
On June 30, 2016, we acquired Champion Europe S.p.A (“Champion Europe”), which owns the trademark for the Champion brand in Europe, the Middle East and Africa, from certain individual shareholders. The acquisition was an all-cash transaction valued at approximately €221 million on an enterprise value basis less working capital adjustments as defined in the agreement, which includes €41 million in estimated contingent consideration. The contingent consideration is based on 10 times Champion Europe’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the calendar year 2016 and is payable in 2017. We funded the acquisition through a combination of cash on hand and borrowing under the 3.5% Senior Notes issued in June 2016. We believe combining the Champion business will create a unified platform to benefit from the global consumer growth trend for active apparel. The operating results of Champion Europe from the date of acquisition are included in the International segment.
On July 14, 2016, we acquired Pacific Brands Limited (“Hanes Australasia”), a leading underwear and intimate apparel company in Australia with a portfolio of strong brands including Bonds, Australia’s top brand of Underwear, babywear and socks, and Berlei, a leading sports bra brand and leading seller of premium bras in departments stores, for a total purchase price of AUD$1,049 million (approximately $801 million based on acquisition date exchange rates). The acquisition was funded through a combination of cash on hand, a portion of the net proceeds from the 3.5% Senior Notes issued in June 2016 and borrowings under the Australian Term A-1 Loan Facility and the Australian Term A-2 Loan Facility. We believe the acquisition will create growth opportunities by adding to our portfolio of leading innerwear brands supported by our global low-cost supply chain and manufacturing network. The operating results of Hanes Australasia from the date of acquisition are included in the International segment.
In September 2016, we completed two immaterial acquisitions of It’s Greek to Me, Inc. and GTM Retail, Inc. (“GTM”) and Universo Sport S.p.A (“Universo”). The acquisitions will extend our domestic presence in the custom decorated teamwear and fanware apparel space into the high school channel and expand our retail platform in Italy, respectively. Total consideration paid for both acquisitions totaled approximately $24 million and was funded with cash on hand and short term borrowings under the Revolving Loan Facility.
We incurred $186 million of charges in 2016 related to acquisition, integration and other action related costs. Our current estimate for pretax charges in 2017 for acquisition, integration and other actions is approximately $80 million to $90 million.
Our Segments
Our operations are managed and reported in four operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear, Direct to Consumer and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. As a result of a shift in management responsibilities, we decided in the first quarter of 2016 to move our wholesale e-commerce business, which sells products directly to retailers, from our Direct to Consumer segment into the respective Innerwear and Activewear segments. Prior year segment sales and operating profit results have been revised to conform to the current year presentation. The reportable segments are as follows:

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

•	Direct to Consumer includes our Company-operated outlet stores and website operations that sell our branded products directly to consumers.

•	International primarily relates to the Europe, Australia, Asia, Latin America and Canada geographic locations that sell products that span across the Innerwear and Activewear reportable segments.
Outlook for 2017
We expect 2017 net sales of $6.45 billion to $6.55 billion.
Interest and other expenses are expected to be approximately $175 million, combined.
We estimate our 2017 full-year tax rate to be comparable with 2016, assuming no changes to U.S. tax law and policy.
We expect cash flow from operations to be in the range of $625 million to $725 million. We expect capital expenditures of approximately $90 million to $100 million. We expect share repurchases of approximately $300 million.
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
Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. The cost of cotton used in goods manufactured by us represented only approximately 4% of our cost of sales in 2016. Costs incurred today for materials and labor, including cotton, typically do not impact our results until the inventory is sold approximately six to nine months later.
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
Our top 10 customers accounted for 52% of our net sales. Our largest customers in 2016 were Wal-Mart and Target, which accounted for 20% and 15% of total sales, respectively. The increasing bargaining power of retailers can create pricing pressures as our customers grow larger and seek greater concessions in their purchase of our products, while also demanding exclusivity of some of our products. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging economic environment. Brands are important in our core categories to drive traffic and project the quality and value our customers demand.
Consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, an increasing portion of our revenue across all channels is being generated online and through mobile commerce applications. We are continuing to develop and expand our omnichannel capabilities to allow a consumer to use more than one channel when making a purchase, including in-store, at one of our retail or outlet stores or those of our retail partners, online or with a mobile device, through one of our branded websites, the website of one of our retail partners, or an online pureplay, such as Amazon. In addition to broadening our assortment of product offerings across all online channels, we are also increasing the proportion of our media budget dedicated to digital marketing.
Foreign Exchange Rates
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

The first element of our Innovate-to-Elevate strategy is our brand power. We seek to drive modest sales growth by consistently offering consumers brands they trust and products with unsurpassed value. Our brands have a strong heritage in the basic apparel industry. Our brands hold either the number one or number two U.S. market position by units sold in most product categories in which we compete. Internationally, our commercial markets include Europe, Australia, Japan, Canada, Mexico and Brazil, where a substantial amount of gross domestic product growth outside the United States will be concentrated over the next decade. Our ability to react to changing customer needs and industry trends is key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We seek to leverage our insights into consumer demand in the basic apparel industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. We also support our key brands with targeted, effective advertising and marketing campaigns.
The second element of our Innovate-to-Elevate strategy is platform innovation. We are not interested in newness or fashion, but rather focus on identifying the long-term megatrends that will impact our categories over the next five to 10 years. Once we have identified these trends, we utilize a disciplined big-idea process to put more science into the art of apparel. Our approach to innovation is to focus on big platforms. Our Tagless apparel platform, ComfortFlex Fit bra platform, ComfortBlend fabric platform, temperature-control X-Temp fabric platform and FreshIQ advanced odor protection technology fabric platform incorporate big-idea innovation to span brands, product categories, business segments, retailer and distribution channels and geographies. We are focused on driving innovation that is margin accretive and that can leverage our supply chain in order to drive further economies of scale.
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
We seek to effectively generate strong cash flow through optimizing our capital structure and managing working capital levels. Our capital allocation strategy is to effectively deploy our significant, consistent cash flow to generate the best long-term returns for our shareholders. Our goal is to use our cash flow to fund capital investments and dividends, leverage debt for acquisitions and use excess cash flow for share repurchases.
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
Tax Expense
As a global company, we are subject to income taxes and file income tax returns in more than 100 U.S. and foreign jurisdictions each year. Almost every foreign jurisdiction in which we operate has a lower effective income tax rate than the U.S. For the year ended December 31, 2016, a substantial majority of our foreign income was earned by our manufacturing and sourcing operations in El Salvador, Hong Kong, Dominican Republic and Thailand. The relatively lower effective tax rates in these jurisdictions as a result of favorable local tax regimes and various free trade zone agreements significantly reduced our consolidated effective tax rate. While we are not currently aware of any material trends in these jurisdictions that are likely to impact our current or future tax expense, our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower effective tax rates and higher than anticipated in countries where we have higher effective tax rates, or by changes in tax laws or regulations.
In addition, future acquisitions may affect the proportion of our pre-tax income from foreign jurisdictions, both due to external sales and also increased volume in our self-owned supply chain. At the same time, a significant amount of the acquisition and integration costs (such as legal fees, bank fees and consulting fees) associated with these acquisitions is generally incurred in the U.S., which may decrease domestic taxable income. We follow a disciplined acquisition strategy focused on acquisitions that meet strict criteria for strong likely returns with relatively low risk. It is difficult to predict whether or when such acquisitions will occur and whether the acquisition targets will be foreign or domestic. Therefore, it is also difficult to predict the effect of acquisitions on the future distribution of our pre-tax income.
We maintain intercompany transfer pricing agreements governing sales within our self-owned supply chain, which can impact the amount of pre-tax income we recognize in foreign jurisdictions. In compliance with applicable tax laws, we regularly review the terms of these agreements utilizing independent third-party transfer pricing studies to ensure that intercompany pricing is consistent with what a seller would charge an independent, arm’s length customer, or what a buyer would pay an independent, arm’s length supplier. Therefore, changes in intercompany pricing are often driven by market conditions, which are also difficult to predict.
We regularly assess any significant exposure associated with increases in effective tax rates, and adjustments are made as events occur that warrant adjustment to our tax provisions. See “Risk Factors - We have a complex multinational tax structure, and changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could impact our capital deployment strategy and adversely affect our results.”

2016 Highlights

•	Net sales in 2016 were $6.0 billion, compared with $5.7 billion in 2015, representing a 5% increase.

•
Operating profit was $776 million in 2016 compared with $595 million in 2015, representing a 30% increase. As a percent of sales, operating profit was 12.9% in 2016 compared to 10.4% in 2015. Included within operating profit were acquisition, integration and other action related charges of $139 million and $266 million in 2016 and 2015, respectively.

•	Diluted earnings per share was $1.40 in 2016, compared with $1.06 in 2015, representing a 32% increase.

•	Operating cash flows were $606 million in 2016 compared to $227 million in 2015.

•
Our Board of Directors approved a new share repurchase program which authorizes us to purchase up to 40 million shares of our common stock. The new program replaces the previous share repurchase authorization for up to 40 million that was originally approved in 2007. During 2016, we purchased, as part of our cash deployment strategy, approximately 14.2 million shares of our common stock under the previous program for approximately $380 million at a weighted average cost per share of $26.65.

•
We refinanced our debt structure during the second quarter of 2016 by redeeming our $1.0 billion 6.375% Senior Notes and issuing $900 million in each of two series of Senior Notes at 4.625% and 4.875% due in 2024 and 2026, respectively. In addition, we issued €500 million in Senior Notes at 3.5% due in 2024. The refinancing reduced interest rates, increased our borrowing capacity, shifted our capital structure towards more fixed rate debt and helped to fund acquisitions.

•
We acquired Champion Europe on June 30, 2016. The acquisition, combined with Champion brand rights previously owned, unites the Champion brand globally and gives us a powerful platform for growth on every continent.

•
We acquired Hanes Australasia on July 14, 2016. Hanes Australasia is a leading underwear and intimate apparel company in Australia with a portfolio of strong brands including Bonds, Australia’s top brand of underwear, babywear and socks, and Berlei, a leading sports bra brand and leading seller of premium bras in department stores.

•
As part of our acquisition of Hanes Australasia, we acquired the Dunlop Flooring and Tontine Pillow businesses. These businesses were deemed by management to not be a strategic fit and therefore, the decision was made to divest of the businesses. On December 15, 2016, we entered into two definitive agreements to sell the Dunlop Flooring and Tontine Pillow businesses as planned. On February 1, 2017, we completed the sale of the Dunlop Flooring business. The sale of the Tontine Pillow business is expected to be completed in the first quarter of 2017. The aforementioned businesses are classified as assets held for sale and presented as discontinued operations.

•	As part of our cash deployment strategy, we initiated four quarterly dividends, in March, June, September and December, of $0.11 per share.

Consolidated Results of Operations — Year Ended December 31, 2016 (“2016”) Compared with Year Ended January 2, 2016 (“2015”)

	Years Ended
	December 31, 2016	January 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$6,028,199	$5,731,549	$296,650	5.2%
Cost of sales	3,752,151	3,595,217	156,934	4.4
Gross profit	2,276,048	2,136,332	139,716	6.5
Selling, general and administrative expenses	1,500,399	1,541,214	(40,815)	(2.6)
Operating profit	775,649	595,118	180,531	30.3
Other expenses	51,758	3,210	48,548	NM
Interest expense, net	152,692	118,035	34,657	29.4
Income from continuing operations before income tax expense	571,199	473,873	97,326	20.5
Income tax expense	34,272	45,018	(10,746)	(23.9)
Income from continuing operations	536,927	428,855	108,072	25.2
Income from discontinued operations, net of tax	2,455	—	2,455	NM
Net income	$539,382	$428,855	$110,527	25.8%
Net Sales
Higher net sales primarily due to the following:

•	Incremental net sales of approximately $435 million from businesses acquired in 2016, primarily Hanes Australasia and Champion Europe;

•	Acquisition of Knights Apparel in April 2015, which added an incremental $21 million of net sales in 2016; and

•	Continued growth in the Activewear segment within our college bookstore business and Champion sales within the mass merchant channel.
Partially offset by:

•	Lower sales in the Innerwear segment due to a slower than expected retail environment and continued decline in Hosiery sales;

•	Lower net sales in our Activewear segment in the sporting goods and mid-tier department store channels, primarily due to certain sporting goods retailer bankruptcies; and

•
Lower net sales in our Direct to Consumer segment due to slower traffic at our outlet stores and the planned exit of our legacy catalog business and removal of non-core product offerings to a more focused branded store and Internet strategy.

Gross Profit
The increase in gross profit was attributable to results obtained from our recent acquisitions of Hanes Australasia and Champion Europe in 2016, as well as supply chain efficiencies, reduced acquisition, integration and other action related costs, and synergies recognized from the integration of our acquisitions, partially offset by costs associated with our inventory reduction related efforts and unfavorable product sales mix within the Activewear segment. Included within gross profit are charges of approximately $39 million and $63 million related to acquisition, integration and other action related costs in 2016 and 2015, respectively.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 24.9% in 2016 compared to 26.9% in 2015. Included in selling, general and administrative expenses were charges of $99 million and $203 million of acquisition, integration and other action related costs in 2016 and 2015, respectively. The lower selling, general and administrative expenses, as a percentage of sales, resulted from the decrease in acquisition, integration and other action related costs, synergy benefits from the integration of prior acquisitions, planned reduction of our catalog distribution and continued cost control, partially offset by higher proportion of selling, general and administrative expenses for the recently acquired entities, primarily Hanes Australasia and Champion Europe.
Other Highlights
Other Expense – higher by $49 million in 2016 compared to 2015 primarily due to costs associated with the redemption of our 6.375% Senior Notes, which included a call premium and write-off of unamortized costs.
Interest Expense – higher by $35 million in 2016 compared to 2015 primarily due to higher debt balances to help fund acquisitions and share repurchases, partially offset by a lower average interest rate. Our weighted average interest rate on our outstanding debt was 3.64% during 2016, compared to 3.75% during 2015.
Income Tax Expense – our effective income tax rate was 6.0% and 9.5% in 2016 and 2015, respectively. The lower effective income tax rate was primarily attributable to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries. Income tax expense also benefited from the adoption of new accounting rules related to accounting for stock compensation, which required excess tax benefits and deficiencies to be recognized in income as they occur.
Discontinued Operations – the results of our discontinued operations include the operations of two businesses, Dunlop Flooring and Tontine Pillow, purchased in the Hanes Australasia acquisition.

Operating Results by Business Segment — Year Ended December 31, 2016 (“2016”) Compared with Year Ended January 2, 2016 (“2015”)

	Net Sales		Operating Profit
	Years Ended		Years Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
	(dollars in thousands)
Innerwear	$2,609,754	$2,680,981	$588,265	$623,412
Activewear	1,570,972	1,576,724	227,535	246,508
Direct to Consumer	315,560	341,207	5,564	15,859
International	1,531,913	1,132,637	179,917	105,515
Corporate	—	—	(225,632)	(396,176)
Total	$6,028,199	$5,731,549	$775,649	$595,118

Innerwear

	Years Ended
	December 31, 2016	January 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,609,754	$2,680,981	$(71,227)	(2.7)%
Segment operating profit	588,265	623,412	(35,147)	(5.6)
The lower net sales in our Innerwear segment primarily resulted from lower sales volume driven by a soft retail environment, inventory reductions at a large mass retailer and continued declines in Hosiery sales.
Decreased operating profit was driven by sales volume and costs associated with our inventory reduction related efforts, offset by continued cost control.
Activewear

	Years Ended
	December 31, 2016	January 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,570,972	$1,576,724	$(5,752)	(0.4)%
Segment operating profit	227,535	246,508	(18,973)	(7.7)
Activewear net sales decreased due to the following:

•	Lower sales in the sporting goods and mid-tier department store channels primarily due to certain retailer bankruptcies;

•	Lower sales in our Hanes Activewear business due to an expected loss of certain seasonal programs; and

•	Lower Champion sales within the mid-tier channel in 2016, due to larger pipes to support space gains in 2015, which were not repeated in 2016.
Offset by:

•	The acquisition of Knights Apparel in April 2015, which added an incremental $21 million of net sales in 2016;

•	The acquisition of GTM in September 2016, which added an incremental $13 million of net sales;

•	Champion growth within the mass retail channel; and

•	Continued growth in our college bookstore business.
Operating profit decreased primarily as a result of unfavorable product sales mix and lower sales volume.
Direct to Consumer

	Years Ended
	December 31, 2016	January 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$315,560	$341,207	$(25,647)	(7.5)%
Segment operating profit	5,564	15,859	(10,295)	(64.9)
Direct to Consumer segment net sales were lower as a result of slower traffic at our outlet stores and the planned exit from our legacy catalog business and non-core product offerings in both our stores and Internet businesses. Operating profit decreased as a result of lower sales volume, partially offset by a reduction of reserves from the elimination of our customer rewards program and decreased catalog distribution costs.

International

	Years Ended
	December 31, 2016	January 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,531,913	$1,132,637	$399,276	35.3%
Segment operating profit	179,917	105,515	74,402	70.5
Net sales in the International segment were higher as a result of the following:

•	Acquisitions of Hanes Australasia, Champion Europe and Champion Japan licensee; and

•	Continued space gains in Asia within our Activewear product category.
Partially offset by:

•	Unfavorable impact of foreign currency exchange rates of approximately $12 million; and

•	The planned exit of small, low performing brands in Hanes Europe Innerwear.
International segment operating profit increased primarily due to the current year acquisitions, higher sales volume in Asia and cost synergies in our Hanes Europe Innerwear business, partially offset by foreign currency exchange rates.
Corporate
Corporate expenses were comprised primarily of certain administrative costs and acquisition, integration and other action related charges. Corporate expenses decreased in 2016 primarily from the reduction of acquisition, integration and other action related charges in 2016 compared to 2015. Acquisition and integration costs are expenses directly related to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, information technology costs and similar charges. Acquisition related currency transactions represent the foreign exchange gain from financing activities related to the Champion Europe and Hanes Australasia acquisitions. Foundational costs are expenses associated with building and realigning our enterprise-wide infrastructure to support global growth and future acquisitions, primarily consisting of technology spending. Other costs relate to other items not included in the aforementioned categories, primarily consisting of non-cash items related to the exit of the commercial sales organization in the China market in 2015. Maidenform acquisition and integration costs and Foundational costs were completed in 2015.

	Years Ended
	December 31, 2016	January 2, 2016
	(dollars in thousands)
Acquisition and integration costs:
Hanes Europe Innerwear	$79,003	$138,116
Hanes Australasia	30,783	—
Knights Apparel	29,056	14,789
Champion Europe	10,972	—
Other acquisitions	4,344	—
Maidenform	—	31,114
Acquisition related currency transactions	(15,639)	—
Total acquisition and integration costs	138,519	184,019
Foundational costs	—	47,786
Other costs	—	34,255
	$138,519	$266,060

Consolidated Results of Operations — Year Ended January 2, 2016 (“2015”) Compared with Year Ended January 3, 2015 (“2014”)

	Years Ended
	January 2, 2016	January 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$5,731,549	$5,324,746	$406,803	7.6%
Cost of sales	3,595,217	3,420,339	174,878	5.1
Gross profit	2,136,332	1,904,407	231,925	12.2
Selling, general and administrative expenses	1,541,214	1,340,453	200,761	15.0
Operating profit	595,118	563,954	31,164	5.5
Other expenses	3,210	2,599	611	23.5
Interest expense, net	118,035	96,387	21,648	22.5
Income from continuing operations before income tax expense	473,873	464,968	8,905	1.9
Income tax expense	45,018	60,449	(15,431)	(25.5)
Net income	$428,855	$404,519	$24,336	6.0%
Net Sales
Higher net sales primarily due to the following:

•	Incremental net sales of $445 million and $160 million, from our acquisitions of Hanes Europe Innerwear in August 2014 and Knights Apparel in April 2015, respectively;

•	Growth in our Gear For Sports business within the college bookstore channel and Champion products in mid-tier, department and sporting goods stores; and

•	Price increases and strong performance from our ComfortBlend, X-Temp and ComfortFlex Fit innovative platforms.
Offset by lower net sales resulting from:

•	Impact from the 53rd week in 2014;

•	The exit of a significant retailer in Canada;

•	Lower shipments in our basics products driven by inventory adjustments at a major mass retailer;

•	The impact of weather on retail traffic and seasonal product lines;

•	The planned exit of certain acquired private label programs; and

•	Unfavorable foreign currency exchange rates. Excluding this impact, consolidated net sales and International segment net sales increased 9% and 54%, respectively.
Gross Profit
The increase in gross profit was attributable to results obtained from our acquisitions of Hanes Europe Innerwear and Knights Apparel combined with our supply chain efficiencies, product pricing within our intimates business and favorable product mix within our Activewear segment. Included within gross profit are charges of approximately $63 million and $73 million related to acquisition, integration and other action related costs in 2015 and 2014, respectively.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 26.9% in 2015 compared to 25.2% in 2014. The higher selling, general and administrative expenses were attributable to charges of approximately $203 million related to acquisition, integration and other action related costs in 2015, compared to $126 million of acquisition, integration and other action related costs in 2014. Also included in 2015 were incremental selling, general and administrative costs of $190 million and $21 million related to Hanes Europe Innerwear and Knights Apparel, respectively. Exclusive of the impact of higher acquisition, integration and other action related costs and the purchase of Hanes Europe Innerwear and Knights Apparel, selling, general and administrative expenses were lower due to tight cost control and synergies gained from the Maidenform acquisition.

Other Highlights
Interest Expense – higher by $22 million in 2015 compared to 2014 primarily due to higher debt balances related to the acquisition of Knights Apparel and our investment in working capital. Our weighted average interest rate on our outstanding debt was 3.75% during 2015 compared to 4.05% in 2014.
Income Tax Expense – our effective income tax rate was 9.5% and 13.0% for 2015 and 2014, respectively. The lower effective income tax rate was primarily attributable to income tax benefits of approximately $56 million recognized in 2015 resulting from the completion of the Internal Revenue Service audit examination of the 2011 and 2012 tax years and the remeasurement of certain unrecognized tax benefits. Offsetting these tax benefits, we elected to repatriate approximately $124 million of foreign earnings in 2015. In 2014, there were net discrete tax benefits of approximately $10 million primarily related to the realization of unrecognized tax benefits resulting from the lapsing of domestic and foreign statutes of limitations.

Operating Results by Business Segment — Year Ended January 2, 2016 (“2015”) Compared with Year Ended January 3, 2015 (“2014”)

	Net Sales		Operating Profit
	Years Ended		Years Ended
	January 2, 2016	January 3, 2015	January 2, 2016	January 3, 2015
	(dollars in thousands)
Innerwear	$2,680,981	$2,735,268	$623,412	$579,882
Activewear	1,576,724	1,423,068	246,508	197,218
Direct to Consumer	341,207	368,202	15,859	28,468
International	1,132,637	798,208	105,515	92,496
Corporate	—	—	(396,176)	(334,110)
Total	$5,731,549	$5,324,746	$595,118	$563,954
Innerwear

	Years Ended
	January 2, 2016	January 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,680,981	$2,735,268	$(54,287)	(2.0)%
Segment operating profit	623,412	579,882	43,530	7.5
The lower net sales in our Innerwear segment primarily resulted from the following:

•	Lower shipments of basics products due to inventory adjustments at a major mass retailer;

•	The 53rd week in 2014;

•	Impact of weather resulting in weaker holiday traffic at stores; and

•	The planned exit of certain acquired private label programs;
Offset by:

•	Price increases and strong performance from our ComfortBlend, X-Temp and ComfortFlex Fit innovation platforms.
Margin expansion was driven by product pricing and favorable product mix driven by our innovative platforms. Selling, general and administrative costs were lower in 2015 primarily due to tight cost control and continued synergies gained from the Maidenform acquisition.

Activewear

	Years Ended
	January 2, 2016	January 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,576,724	$1,423,068	$153,656	10.8%
Segment operating profit	246,508	197,218	49,290	25.0
Activewear sales increased due to the following:

•	Growth in our sports apparel business resulting from our acquisition of Knights Apparel in April 2015 and higher net sales by Gear for Sports in the college bookstore channel; and

•	Higher net sales in our Champion branded product in the mid-tier and department stores channel and sporting goods stores;
Offset by:

•	Lower net sales from the impact of weather on retail traffic and seasonal product lines.
Increase in operating profit was driven by our Knights Apparel acquisition, reduced costs as we insource certain products into our supply chain, favorable product mix and cost control.
Direct to Consumer

	Years Ended
	January 2, 2016	January 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$341,207	$368,202	$(26,995)	(7.3)%
Segment operating profit	15,859	28,468	(12,609)	(44.3)
Direct to Consumer segment had lower net sales resulting from the 53rd week in 2014 and reduced consumer traffic in our outlet stores.
Direct to Consumer segment operating profit decreased primarily due to lower sales.
International

	Years Ended
	January 2, 2016	January 3, 2015	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,132,637	$798,208	$334,429	41.9%
Segment operating profit	105,515	92,496	13,019	14.1
Sales in the International segment were higher as a result of the following:

•	Incremental sales of Hanes Europe Innerwear products as a result of its acquisition in August 2014;

•	Higher sales volume in Asia due to net space gains;
Offset by:

•	$95 million unfavorable impact of foreign currency exchange rates; and

•	The exit of a significant retailer in Canada.
International segment operating margin decreased primarily due to higher selling, general and administrative expenses associated with Hanes Europe Innerwear and unfavorable foreign currency exchange rates.

Corporate
Corporate expenses were comprised primarily of certain administrative costs and acquisition, integration and other action related charges. Corporate expenses increased in 2015, primarily from higher acquisition, integration and other action related charges in 2015 compared to 2014. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, information technology costs and similar charges. Maidenform acquisition and integration costs were completed in 2015. Foundational costs are expenses associated with building and realigning our enterprise-wide infrastructure to support global growth and future acquisitions, primarily consisting of information technology spending. Foundational costs were completed in 2015. A significant majority of Other costs are non-cash and relate to the exit of our commercial sales organization in the China market. The main factors that drove the decision to exit the China market were primarily related to the fragmented underwear market and business practices for innerwear and activewear in China that were not conducive to our wholesale business model. Exiting China is immaterial to our consolidated financial results and to the International business.

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

Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
Our primary sources of liquidity are cash generated from global operations and cash available under our $1.0 billion Revolving Loan Facility, our $275 million Accounts Receivable Securitization Facility and our international loan facilities. Because we are a global company with diversified international operations, a significant portion of our revenues are generated by foreign subsidiaries whose associated earnings are expected to be permanently reinvested abroad. As of December 31, 2016, approximately $424 million of cash and cash equivalents on our consolidated balance sheet was held by foreign subsidiaries. Given the substantial nature of our foreign operations, we are able to use these undistributed foreign earnings abroad to fund capital expenditures and debt service costs for our international businesses. We also plan to use these undistributed earnings to fund future foreign acquisitions. Our domestic operations, together with the Revolving Loan Facility and the Accounts Receivable Securitization facility, provide sufficient cash flow to fund our cash needs domestically. Cash residing offshore is generally not needed to fund domestic needs. As of December 31, 2016, we had $994 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $230 million of borrowing availability under our Accounts Receivable Securitization Facility, $189 million of borrowing availability under our international loan facilities, which includes our European Revolving Loan Facility, our Australian Revolving Loan Facility and other international notes payable and debt facilities, and $460 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
The following have impacted or are expected to impact liquidity:

•	we have principal and interest obligations under our debt;

•	we acquired Knights Apparel in April 2015, Champion Europe in June 2016, Hanes Australasia in July 2016, and we may pursue strategic acquisitions in the future;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we made a $100 million contribution to our pension plans in January 2015 and a $40 million contribution in January 2016;

•	we may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could significantly impact our effective income tax rate;

•	our Board of Directors has authorized a regular quarterly dividend; and

•
our Board of Directors has authorized the repurchase of up to 40 million shares under our newly authorized share repurchase program approved in 2016. Under our former share repurchase program originally approved in 2007, we repurchased 14.2 million shares in 2016 at a cost of $380 million and 12.1 million shares in 2015 for a cost of $352 million.

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
Pension Plans
In January 2016, we made a voluntary contribution of $40 million to our pension plans. As a result of this contribution, our U.S. qualified pension plan is approximately 94% funded as of December 31, 2016 compared to 104% funded as of January 2, 2016, under the Pension Protection Act funding rules. We are not required to make any additional cash contributions to our pension plans in 2017 based on a preliminary calculation by our actuary. We may elect to make additional voluntary contributions during 2017 to maintain certain funded levels. See Note, “Defined Pension Benefit Plans,” to our financial statements for more information on the plan asset and pension expense components.
Share Repurchase Program
In April 2016, our Board of Directors approved a new share repurchase program for up to 40 million shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The new program replaces our previous share repurchase program for up to 40 million shares that was originally approved in 2007. During 2016, we repurchased 14.2 million shares of our common stock under the previous program at a cost of $380 million (average price of $26.65). During 2015, we purchased 12.1 million shares of our common stock under the previous program at a cost of $352 million (average price of $28.91). At December 31, 2016, the remaining repurchase authorization totaled 40 million shares under the new share repurchase program approved in 2016.
The primary objective of our share repurchase program is to utilize excess cash flow to generate shareholder value. While we may repurchase additional stock under the program, we may choose not to repurchase any stock and focus more on other uses of cash in the next 12 months.
Dividends
In 2014, our Board of Directors declared dividends of $0.075 per share on outstanding common stock which were paid in 2014.
In January 2015, April 2015, July 2015 and October 2015, our Board of Directors declared dividends of $0.10 per share on outstanding common stock which were paid in 2015. In addition, the Board of Directors authorized a four-for-one stock split in the form of a 300% stock dividend, which was implemented on March 3, 2015 to stockholders of record at the close of business on February 9, 2015.
In January 2016, our Board of Directors increased our regular quarterly dividend rate to $0.11 per share on outstanding common stock. During our 2016 fiscal year, regular quarterly cash dividends of $0.11 per share were paid on March 8, 2016, June 7, 2016, September 7, 2016 and December 6, 2016.
In January 2017, our Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding common stock to be paid on March 7, 2017 to stockholders of record at the close of business on February 14, 2017.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.

Future Contractual Obligations and Commitments
The following table contains information on our contractual obligations and commitments as of December 31, 2016, and their expected timing on future cash flows and liquidity.

		Payments Due by Period
	At December 31, 2016	Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	Fiscal 2022 and Thereafter
	(dollars in thousands)
Operating activities:
Interest on debt obligations (1)	$759,158	$141,647	$270,931	$239,462	$107,118
Inventory purchase obligations	352,370	349,565	2,805	—	—
Operating lease obligations	561,688	130,971	210,806	112,293	107,618
Marketing and advertising obligations	34,428	28,256	6,172	—	—
Other long-term obligations (2)	375,284	117,246	173,256	62,115	22,667
Investing activities:
Capital expenditures	12,250	12,250	—	—	—
Financing activities:
Debt	3,732,583	178,364	356,121	558,857	2,639,241
Notes payable	56,396	56,396	—	—	—
Total	$5,884,157	$1,014,695	$1,020,091	$972,727	$2,876,644

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at December 31, 2016.

(2)
Represents the projected payment for long-term liabilities recorded on the Consolidated Balance Sheet for certain employee benefit claims, royalty-bearing license agreement payments, deferred compensation and uncertain tax positions.

Funding contributions to our defined benefit pension plans are not included in the table above because it is uncertain whether or when further contributions will be required. We are not required to make any additional cash contributions to our pension plans in 2017 based on a preliminary calculation by our actuary. We may elect to make additional voluntary contributions during 2017 to maintain certain funded levels.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the years ended December 31, 2016 and January 2, 2016 was derived from our financial statements.

	Years Ended
	December 31, 2016	January 2, 2016
	(dollars in thousands)
Operating activities	$605,607	$227,007
Investing activities	(966,641)	(276,800)
Financing activities	511,054	132,982
Effect of changes in foreign currency exchange rates on cash	(8,944)	(3,875)
Change in cash and cash equivalents	141,076	79,314
Cash and cash equivalents at beginning of year	319,169	239,855
Cash and cash equivalents at end of year	$460,245	$319,169

Operating Activities
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income and changes in working capital. As compared to prior year, our operating cash increased in 2016 due to our increased profitability and changes in working capital, specifically related to our inventory reduction efforts and a smaller voluntary pension contribution in 2016 of $40 million compared to $100 million in 2015.
Investing Activities
The higher net cash used for investing activities was primarily the result of our acquisitions of Hanes Australasia and Champion Europe, partially offset by lower capital spending and increased cash proceeds from sale of assets in 2016 compared to 2015, which is primarily the result of cash receipts of $66 million towards an anticipated sale leaseback transaction of one of our manufacturing facilities.
Financing Activities
The higher net cash from financing activities was primarily the result of the issuance of our three Senior Notes in 2016 and incurrence of debt under our Australia term loan facilities, offset by lower net borrowing on our other credit facilities and higher share repurchases in 2016.
Financing Arrangements
We believe our financing structure provides a secure base to support our operations and key business strategies. As of December 31, 2016, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness discussed below. We continue to monitor our covenant compliance carefully in this difficult economic environment. We expect to maintain compliance with our covenants during 2017, however economic conditions or the occurrence of events discussed above under “Risk Factors” could cause noncompliance.
We have significant liquidity from our available cash balances and credit facilities. We maintain a senior secured credit facility (the “Senior Secured Credit Facility”), which includes a Revolving Loan Facility of $1.0 billion and an AUD$65 million Australian revolving loan facility (the “Australian Revolver”). Our Accounts Receivable Securitization Facility provides additional funding (varying availability throughout the year) accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. We have also established a €100 million European revolving loan facility (the “European Revolver”). As of December 31, 2016, we had $994 million of borrowing availability under of our Revolving Loan Facility (after taking into account outstanding letters of credit), $230 million of borrowing availability under our Accounts Receivable Securitization Facility, $42 million of borrowing availability under our Australian Revolver, $42 million of borrowing availability under our European Revolver and $25 million of borrowing availability under other international debt facilities. Refer to Note, “Debt”, for a complete overview of our credit facilities.
Notes Payable
Notes payable were $56 million at December 31, 2016 and $118 million at January 2, 2016. At December 31, 2016, we had $80 million of borrowing availability under our international notes payable facilities.
Undistributed Earnings from Foreign Subsidiaries
Our primary sources of liquidity are cash generated from global operations and cash available under our $1.0 billion Revolving Loan Facility, our Accounts Receivable Securitization Facility and our international loan facilities. Because we are a global company with diversified international operations, a significant portion of our revenues are generated by foreign subsidiaries whose associated earnings are expected to be permanently reinvested abroad. As of December 31, 2016, the cumulative amount of undistributed earnings from our foreign subsidiaries was approximately $3.3 billion, of which $410 million of cash and cash equivalents was held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested and $14 million of cash and cash equivalents was held by foreign subsidiaries whose undistributed earnings are not considered permanently reinvested. Given the substantial nature of our foreign operations, we are able to use these undistributed foreign earnings abroad to fund capital expenditures and debt service costs for our international businesses. We also plan to use these undistributed earnings to fund future foreign acquisitions. Our domestic operations, together with the Revolving Loan Facility and the Accounts Receivable Securitization facility, provide sufficient cash flow to fund our cash needs domestically. Cash residing offshore is generally not needed to fund our cash needs domestically. As of December 31, 2016, we had $994 million of borrowing availability under the Revolving Loan Facility, $230 million of borrowing availability under the Accounts Receivable Securitization Facility and $189 million of borrowing availability under our international loan facilities. We reassess our reinvestment assertions each reporting period and currently believe that we have sufficient other sources of liquidity to support our assertion that such undistributed earnings held by foreign subsidiaries may be considered to be reinvested permanently.
We repatriated $174 million, $124 million and $15 million in 2016, 2015 and 2014, respectively, from earnings generated in such years. The amount of the current year foreign earnings that we have repatriated in the past has been determined, and the amount that we expect to repatriate during 2017 will be determined, based upon a variety of factors including current year earnings of the foreign subsidiaries, foreign investment needs and the cash flow needs we have in the U.S., such as for the repayment of debt and other domestic obligations. The majority of our repatriation of the earnings of foreign subsidiaries has historically occurred at year-end, although we may always repatriate funds earlier in the year based on the needs of our business. When we repatriate funds to the U.S., we are required to pay taxes on these amounts based on applicable U.S. tax rates, net of any foreign tax that would be allowed to be deducted or taken as a credit against U.S. income tax. There was a cost of $56 million, $43 million and $1 million in additional U.S. federal income taxes in 2016, 2015 and 2014, respectively, as a result of repatriation of foreign earnings generated in such years.

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
Our policies regarding the establishment of pension assumptions are as follows:

•
In determining the discount rate, we utilized the Aon Hewitt AA Above Median Curve (rounded to the nearest 10 basis points) in order to determine a unique interest rate for each plan and match the expected cash flows for each plan. Beginning in 2016, we began utilizing specific spot rates along the full yield curve in our determination of discount rates, for our U.S. defined benefit plans, in order to determine our interest rate and match to the relevant cash flows for the plans. This change improves the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest costs.

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

•
Retirement rates were based primarily on actual experience while standard actuarial tables were used to estimate mortality. In 2016, the tables used as a basis for the mortality assumption were from the RP-2014 table with Scale MP-2015.

The sensitivity of changes in actuarial assumptions on our annual pension expense and on our plans’ benefit obligations, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
	Pension Expense	Benefit Obligation
	(in millions)
1% decrease in discount rate	$(1)	$155
1% increase in discount rate	1	(125)
1% decrease in expected investment return	8	N/A
1% increase in expected investment return	(8)	N/A
Trademarks and Other Identifiable Intangibles
Trademarks, license agreements, customer and distributor relationships and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles with finite lives over their estimated useful lives, and we do not amortize identifiable intangibles with indefinite lives. We base the estimated useful life of an identifiable intangible asset upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. As of December 31, 2016, the net book value of trademarks and other identifiable intangible assets was $1.3 billion, of which we are amortizing a balance of $218 million. We anticipate that our amortization expense for 2017 will be $26 million.
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
Goodwill
As of December 31, 2016, we had $1.1 billion of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. The timing of our annual goodwill impairment testing is the first day of the third fiscal quarter. The estimated fair values significantly exceeded the carrying values of each of our reporting units as of the first day of the third fiscal quarter, and no impairment of goodwill was identified as a result of the testing conducted in 2016.

In evaluating the recoverability of goodwill in 2016, we estimated the fair value of our reporting units. We relied on a number of factors to determine the fair value of our reporting units and evaluate various factors to discount anticipated future cash flows, including operating results, business plans and present value techniques. As discussed above under “Trademarks and Other Identifiable Intangibles,” there are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.
Assets and Liabilities Acquired in Business Combinations
We account for business combinations using the purchase method, which requires us to allocate the cost of an acquired business to the acquired assets and liabilities based on their estimated fair values at the acquisition date. We recognize the excess of an acquired business’ cost over the fair value of acquired assets and liabilities as goodwill. We use a variety of information sources to determine the fair value of acquired assets and liabilities. We generally use third party appraisers to assist management in determination of the fair value and lives of property and identifiable intangibles, consulting actuaries to assist management in determining the fair value of obligations associated with defined benefit pension plans and legal counsel to assist management in assessing obligations associated with legal and environmental claims.
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
Foreign Exchange Risk
We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. With our international commercial presence, we also have foreign entities that purchase raw materials and finished goods in U.S. dollars. Our exposure to foreign exchange rates exists primarily with respect to the Euro, Australian dollar, Canadian dollar, Mexican peso and Japanese yen against the U.S. dollar. We use foreign exchange forward contracts to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward and option contracts. At December 31, 2016, the potential change in fair value of foreign currency derivative instruments, assuming a 10% adverse change in the underlying currency price, was $53 million.

Interest Rates
Our debt under the Revolving Loan Facility, Accounts Receivable Securitization Facility, Term Loan A, Term Loan B, Australian Term A-1, Australian Term A-2, Australian Revolver, European Revolver and Other International Debt bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. Approximately 60% of our total debt outstanding at December 31, 2016 is at a fixed rate. A 25-basis point movement in the annual interest rate charged on the outstanding debt balances as of December 31, 2016 would only result in a change in annual interest expense of approximately $4 million.
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
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We excluded our wholly owned subsidiaries, Hanes Australasia, Champion Europe, GTM and Universo from our assessment of internal control over financial reporting as of December 31, 2016 because our control over the operation of each such subsidiary was acquired in a purchase business combination during 2016.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of February, 2017.

HANESBRANDS INC.

/s/ Gerald W. Evans, Jr.
Gerald W. Evans, Jr.
Chief Executive Officer

POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Gerald W. Evans, Jr., Richard D. Moss and Joia M. Johnson, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Gerald W. Evans, Jr.	Chief Executive Officer (principal executive officer)	February 3, 2017
Gerald W. Evans, Jr.

/s/ Richard D. Moss	Chief Financial Officer (principal financial officer)	February 3, 2017
Richard D. Moss

/s/ M. Scott Lewis	Chief Accounting Officer and Controller (principal accounting officer)	February 3, 2017
M. Scott Lewis

/s/ Bobby J. Griffin	Director	February 3, 2017
Bobby J. Griffin

/s/ James C. Johnson	Director	February 3, 2017
James C. Johnson

/s/ Jessica T. Mathews	Director	February 3, 2017
Jessica T. Mathews

/s/ Franck J. Moison	Director	February 3, 2017
Franck J. Moison

/s/ Robert F. Moran	Director	February 3, 2017
Robert F. Moran

/s/ Ronald L. Nelson	Director	February 3, 2017
Ronald L. Nelson

/s/ Richard A. Noll	Director	February 3, 2017
Richard A. Noll

/s/ Andrew J. Schindler	Director	February 3, 2017
Andrew J. Schindler

/s/ David V. Singer	Director	February 3, 2017
David V. Singer

/s/ Ann E. Ziegler	Director	February 3, 2017
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

2.4
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

3.5
Amended and Restated Bylaws of Hanesbrands Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2017).

4.1
Indenture, dated May 6, 2016, among Hanesbrands Inc., the subsidiary guarantors named therein and U.S. Bank National Association (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2016).

4.2	First Supplemental Indenture (to Indenture dated May 6, 2016), dated of November 9, 2016, among Hanesbrands Inc., It’s Greek to Me, Inc., GTM Retail, Inc. and US Bank, National Association.

4.3
Indenture, dated June 3, 2016, among Hanesbrands Finance Luxembourg S.C.A., Hanesbrands Inc., the other guarantors named therein, U.S.Bank Trustees Limited, as Trustee, Elavon Financial Services Limited, UK Branch, as Paying Agent and Transfer Agent, and Elavon Financial Services Limited, as Registrar (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2016).

Exhibit Number	Description

4.4
Supplemental Indenture No. 1 (to Indenture dated June 3, 2016), dated as of June 23, 2016, among Hanesbrands Finance Luxembourg S.C.A, HBI Australia Acquisition Co. Pty Limited, HBI Italy Acquisition Co. S.r.l., Maidenform Brands Spain, S.R.L. Unipersonal and U.S. Bank Trustees Limited (incorporated by reference from Exhibit 4.3 to this Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2016).

4.5
Supplemental Indenture No. 2 (to Indenture dated June 3, 2016), dated as of November 9, 2016, among Hanesbrands Finance Luxembourg, S.C.A., Pacific Brands Limited, Pacific Brands (Australia) Pty Ltd, Pacific Brands Holdings Pty Ltd, Sheridan Australia Pty Ltd, Pacific Brands Services Group Pty Ltd, Pacific Brands Sports & Leisure Pty Ltd, Pacific Brands Clothing Pty Ltd, Pacific Brands Holdings (NZ) Limited, Sheridan N.Z. Limited, Champion Products Europe Limited and U.S. Bank Trustees Limited.

4.6
Supplemental Indenture No. 3 (to Indenture dated June 3, 2016), dated as of November 9, 2016, among Hanesbrands Finance Luxembourg S.C.A., It’s Greek to Me, Inc., GTM Retail, Inc. and U.S. Bank Trustees Limited.

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

10.11
Hanesbrands Inc. Executive Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.12
Hanesbrands Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.13
Hanesbrands Inc. Executive Long-Term Disability Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.14
Hanesbrands Inc. Employee Stock Purchase Plan of 2006, as amended (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2010).*

10.15
Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.16
First Amendment to Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 4, 2016).*

10.17
Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and Richard A. Noll (incorporated by reference from Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.18
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers prior to December 2010 and schedule of all such agreements with current executive officers (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2016).*

10.19
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers after December 2010 and schedule of all such agreements with current executive officers.(incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.20
First Amendment to Severance/Change in Control Agreement dated June 13, 2016 between Hanesbrands Inc. and Gerald W. Evans, Jr. (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2016).*

10.21
Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”) with the various financial institutions and other persons from time to time party to the Credit Agreement as lenders, Branch Banking & Trust Company and SunTrust Bank, as the co-documentation agents, Barclays Bank PLC, HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Bank, National Association, as the co-syndication agents, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and J.P. Morgan Securities LLC, Barclays Bank PLC, HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC, as the joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015).

10.22
First Amendment, dated as of May 5, 2015, to the Third Amended Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2015).

10.23
Second Amendment and Joinder Agreement, dated as of October 23, 2015 to Third Amended Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 29, 2015).

Exhibit Number	Description

10.24
Third Amendment, dated as of June 8, 2016, to the Third Amended Credit Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2016).

10.25
Syndicated Facility Agreement, dated as of July 4, 2016, among Hanesbrands Inc., MFB International Holdings S.a.r.l., HBI Australia Acquisition Co. Pty Ltd, the Australian Lenders party thereto, the Subsidiary Guarantors party therto, JPMorgan Chase Bank, N.A., as the Administrative Agent and the Collateral Agent and HSBC Bank Australia Limited as lead arranger and bookrunner (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2016).

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
The Company excluded its wholly owned subsidiaries Pacific Brands Limited (“Hanes Australasia”), Champion Europe S.p.A (“Champion Europe”), It’s Greek to Me, Inc. and GTM Retail, Inc. (“GTM”) and Universo Sport S.p.A. (“Universo”) from its assessment of internal control over financial reporting as of December 31, 2016 because its control over these operations was acquired by the Company in purchase business combinations during 2016. The Company is in the process of integrating the operations of Hanes Australasia, Champion Europe, GTM and Universo into the Company’s overall internal control over financial reporting process. These are wholly-owned subsidiaries whose combined total assets and total revenues represent 5.8% and 7.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.
Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of December 31, 2016, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management determined that Hanesbrands’ internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hanesbrands Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows, present fairly, in all material respects, the financial position of Hanesbrands Inc. (the “Company”) at December 31, 2016 and January 2, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in the Report of Management on Internal Controls over Financial Reporting, management has excluded Hanes Australasia, Champion Europe, GTM and Universo from its assessment of internal controls over financial reporting as of December 31, 2016, because they were acquired by the Company in purchase business combinations during 2016. We have also excluded Hanes Australasia, Champion Europe, GTM and Universo from our audit of internal controls over financial reporting. These are wholly-owned subsidiaries whose combined total assets and total revenues represent 5.8% and 7.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 3, 2017

HANESBRANDS INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Years Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Net sales	$6,028,199	$5,731,549	$5,324,746
Cost of sales	3,752,151	3,595,217	3,420,339
Gross profit	2,276,048	2,136,332	1,904,407
Selling, general and administrative expenses	1,500,399	1,541,214	1,340,453
Operating profit	775,649	595,118	563,954
Other expenses	51,758	3,210	2,599
Interest expense, net	152,692	118,035	96,387
Income from continuing operations before income tax expense	571,199	473,873	464,968
Income tax expense	34,272	45,018	60,449
Income from continuing operations	536,927	428,855	404,519
Income from discontinued operations, net of tax	2,455	—	—
Net income	$539,382	$428,855	$404,519

Earnings per share — basic:
Continuing operations	$1.41	$1.07	$1.01
Discontinued operations	0.01	—	—
Net income	$1.41	$1.07	$1.01

Earnings per share — diluted:
Continuing operations	$1.40	$1.06	$0.99
Discontinued operations	0.01	—	—
Net income	$1.40	$1.06	$0.99

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Net income	$539,382	$428,855	$404,519
Other comprehensive income (loss):
Foreign currency translation	(20,384)	(23,576)	(12,171)
Cash flow hedges, net of tax effect of ($1,272), ($866) and ($1,114), respectively	5,757	1,043	1,679
Defined benefit plans, net of tax effect of $16,393, ($883) and $81,731, respectively	(26,431)	189	(125,080)
Other comprehensive loss	(41,058)	(22,344)	(135,572)
Comprehensive income	$498,324	$406,511	$268,947

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2016	January 2, 2016
Assets
Cash and cash equivalents	$460,245	$319,169
Trade accounts receivable, net	814,178	680,417
Inventories	1,840,565	1,814,602
Other current assets	137,535	103,679
Current assets of discontinued operations	45,897	—
Total current assets	3,298,420	2,917,867
Property, net	692,464	650,462
Trademarks and other identifiable intangibles, net	1,285,458	700,515
Goodwill	1,098,540	834,315
Deferred tax assets	464,872	445,179
Other noncurrent assets	67,980	49,252
Total assets	$6,907,734	$5,597,590

Liabilities and Stockholders’ Equity
Accounts payable	$761,647	$672,972
Accrued liabilities and other:
Payroll and employee benefits	154,697	142,154
Advertising and promotion	111,902	125,948
Other	330,450	192,231
Notes payable	56,396	117,785
Accounts Receivable Securitization Facility	44,521	195,163
Current portion of long-term debt	133,843	57,656
Current liabilities of discontinued operations	9,466	—
Total current liabilities	1,602,922	1,503,909
Long-term debt	3,507,685	2,232,712
Pension and postretirement benefits	371,612	362,266
Other noncurrent liabilities	201,601	222,812
Total liabilities	5,683,820	4,321,699

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 378,687,052 and 391,652,810, respectively	3,787	3,917
Additional paid-in capital	260,002	277,569
Retained earnings	1,396,116	1,389,338
Accumulated other comprehensive loss	(435,991)	(394,933)
Total stockholders’ equity	1,223,914	1,275,891
Total liabilities and stockholders’ equity	$6,907,734	$5,597,590

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 28, 2013	397,822	$3,978	$282,244	$1,181,418	$(237,017)	$1,230,623
Net income	—	—	—	404,519	—	404,519
Dividends	—	—	—	(121,510)	—	(121,510)
Translation adjustments	—	—	—	—	(12,171)	(12,171)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	1,679	1,679
Net unrecognized loss from pension and postretirement plans	—	—	—	—	(125,080)	(125,080)
Stock-based compensation	—	—	30,230	—	—	30,230
Net exercise of stock options, vesting of restricted stock units and other	2,967	30	(21,548)	—	—	(21,518)
Balances at January 3, 2015	400,789	$4,008	$290,926	$1,464,427	$(372,589)	$1,386,772
Net income	—	—	—	428,855	—	428,855
Dividends	—	—	—	(161,316)	—	(161,316)
Translation adjustments	—	—	—	—	(23,576)	(23,576)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	1,043	1,043
Net unrecognized gain from pension and postretirement plans	—	—	—	—	189	189
Stock-based compensation	—	—	29,154	—	—	29,154
Net exercise of stock options, vesting of restricted stock units and other	3,012	30	(33,765)	—	—	(33,735)
Share repurchases	(12,148)	(121)	(8,746)	(342,628)	—	(351,495)
Balances at January 2, 2016	391,653	$3,917	$277,569	$1,389,338	$(394,933)	$1,275,891
Net income	—	—	—	539,382	—	539,382
Dividends	—	—	—	(169,294)	—	(169,294)
Translation adjustments	—	—	—	—	(20,384)	(20,384)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	5,757	5,757
Net unrecognized loss from pension and postretirement plans	—	—	—	—	(26,431)	(26,431)
Stock-based compensation	—	—	30,617	6,051	—	36,668
Net exercise of stock options, vesting of restricted stock units and other	1,277	12	(37,786)	—	—	(37,774)
Share repurchases	(14,243)	(142)	(10,398)	(369,361)	—	(379,901)
Balances at December 31, 2016	378,687	$3,787	$260,002	$1,396,116	$(435,991)	$1,223,914

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Operating activities:
Net income	$539,382	$428,855	$404,519
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	81,057	80,166	75,977
Amortization of intangibles	22,118	23,737	22,225
Charges incurred for amendments of credit facilities	34,624	—	—
Write-off on early extinguishment of debt	12,667	—	—
Amortization of debt issuance costs	9,034	7,077	6,011
Stock compensation expense	31,780	29,618	30,587
Deferred taxes	(8,836)	10,850	(12,401)
Other	(12,587)	(8,696)	1,962
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(79,211)	(21,974)	1,228
Inventories	135,807	(289,654)	(40,248)
Other assets	(24,563)	35,044	14,270
Accounts payable	(60,994)	74,613	71,901
Accrued pension and postretirement benefits	(31,504)	(102,202)	5,295
Accrued liabilities and other	(43,167)	(40,427)	(73,236)
Net cash from operating activities	605,607	227,007	508,090

Investing activities:
Purchases of property, plant and equipment	(83,399)	(99,375)	(64,311)
Proceeds from sales of assets	80,833	15,404	7,120
Acquisition of businesses, net of cash acquired	(964,075)	(192,829)	(360,439)
Proceeds from sale of investments	—	—	64,380
Other	—	—	(5,065)
Net cash from investing activities	(966,641)	(276,800)	(358,315)

Financing activities:
Borrowings on notes payable	904,476	1,167,681	158,217
Repayments on notes payable	(992,760)	(1,184,458)	(138,225)
Borrowings on Accounts Receivable Securitization Facility	238,065	231,891	161,167
Repayments on Accounts Receivable Securitization Facility	(388,707)	(247,691)	(131,994)
Borrowings on Revolving Loan Facilities	3,798,942	5,272,000	3,536,000
Repayments on Revolving Loan Facilities	(3,795,500)	(5,385,000)	(3,826,500)
Borrowings on Senior Notes	2,359,347	—	—
Repayments on Senior Notes	(1,000,000)	—	—
Borrowings on Term Loan Facilities	301,272	1,150,000	476,566
Repayments on Term Loan Facilities	(268,264)	(311,955)	(2,226)
Borrowings on International Debt	9,145	10,676	—
Repayments on International Debt	(12,734)	(15,971)	—
Repayments of assumed debt related to acquisition of business	—	—	(117,400)
Share repurchases	(379,901)	(351,495)	—
Cash dividends paid	(167,375)	(161,316)	(119,607)
Payments to amend and refinance credit facilities	(80,069)	(12,793)	(6,011)
Taxes paid related to net shares settlement of equity awards	(17,414)	(76,569)	(54,593)
Excess tax benefit from stock-based compensation	—	45,286	39,568
Other	2,531	2,696	1,273
Net cash from financing activities	511,054	132,982	(23,765)
Effect of changes in foreign exchange rates on cash	(8,944)	(3,875)	(2,018)
Change in cash and cash equivalents	141,076	79,314	123,992
Cash and cash equivalents at beginning of year	319,169	239,855	115,863
Cash and cash equivalents at end of year	$460,245	$319,169	$239,855

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
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
During the third quarter of 2016, the Company began to separately report the results of its Dunlop Flooring and Tontine Pillow businesses as discontinued operations in its Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Consolidated Balance Sheet. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. See note “Discontinued Operations” for additional information on discontinued operations.
The Company’s fiscal year ends on the Saturday closest to December 31. All references to “2016”, “2015” and “2014” relate to the 52 week fiscal years ended on December 31, 2016 and January 2, 2016 and the 53 week fiscal year ended on January 3, 2015, respectively. Three subsidiaries of the Company close on the calendar month-end. As the Company’s fiscal year end is on December 31, 2016, there is no difference in reporting of financial information for these subsidiaries in the 2016 fiscal year. The difference in reporting of comparative financial information did not have a material impact on the Company’s financial condition, results of operations or cash flows. A significant subsidiary of the Company, Hanes Holdings Lux S.à.r.l. (formerly named DBA Lux Holding S.A.) (“Hanes Europe Innerwear”), had a 53 week fiscal year ended January 2, 2016 as a result of aligning Hanes Europe Innerwear’s year end with the Company in the year after acquisition. The 53rd week of financial information for Hanes Europe Innerwear did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
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
Cooperative Advertising
Under these arrangements, the Company agrees to reimburse the reseller for a portion of the costs incurred by the reseller to advertise and promote certain of the Company’s products. The Company recognizes the cost of cooperative advertising programs in the period in which the advertising and promotional activity first takes place. The Company includes these amounts in the determination of net sales.
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
(e) Advertising Expense
Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” caption in the Consolidated Statements of Income of $168,701, $181,956 and $183,333 in 2016, 2015 and 2014, respectively.
(f) Shipping and Handling Costs
Revenue received for shipping and handling costs is included in net sales and was $19,446, $19,710 and $22,903 in 2016, 2015 and 2014, respectively. Shipping costs, which comprise payments to third party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $324,845, $332,678 and $295,280 in 2016, 2015 and 2014, respectively. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.
(g) Catalog Expenses
The Company incurs expenses for printing catalogs for products to aid in the Company’s sales efforts. The Company initially records these expenses as a prepaid item and charges it against selling, general and administrative expenses over time as the catalog is used. Expenses are recognized at a rate that approximates historical experience with regard to the timing and amount of sales attributable to a catalog distribution. The Company discontinued its’ catalog business during 2016.
(h) Research and Development
Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. Research and development includes expenditures for new product, technological improvements for existing products and process innovation, which primarily consist of salaries, consulting and

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

supplies attributable to time spent on research and development activities. Additional costs include depreciation and maintenance for research and development equipment and facilities. Research and development expense was $70,096, $62,324 and $63,268 in 2016, 2015 and 2014, respectively.
(i) Defined Contribution Benefit Plans
The Company sponsors 401(k) plans as well as other defined contribution benefit plans. Expense for these plans was $26,434, $21,972 and $22,898 in 2016, 2015 and 2014, respectively.
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
(n) Trademarks and Other Identifiable Intangible Assets
The primary identifiable intangible assets of the Company are trademarks, licensing agreements, customer and distributor relationships and computer software. Identifiable intangible assets with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. Trademarks with finite lives are being amortized over periods ranging from seven to 20 years, license agreements are being amortized over periods ranging from three to 17 years, customer and distributor relationships are being

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

amortized over periods ranging from two to 15 years and computer software and other intangibles are being amortized over periods ranging from one to seven years.
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
The Company capitalizes internal software development costs incurred during the application development stage, which include the actual costs to purchase software from vendors and generally include personnel and related costs for employees who were directly associated with the enhancement and implementation of purchased computer software. Additions to computer software are included in purchases of property, plant and equipment in the Consolidated Statements of Cash Flows.
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
Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events occur. The Company’s annual measurement date is the first day of the third fiscal quarter. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units and compares it to the carrying value. If the carrying value of the reporting unit exceeds its fair value, the next step of the process involves comparing the implied fair value to the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to such excess. No impairment of goodwill was identified as a result of the testing conducted in 2016. In estimating the fair values of the reporting units, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.
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
(q) Stock-Based Compensation
The Company established the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated), (the “Omnibus Incentive Plan”) to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company, incent performance and retention of employees. The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

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
(u) Recently Issued Accounting Pronouncements
Going Concern
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”, which requires an evaluation every reporting period, including interim periods, of whether there is substantial doubt about an entity’s ability to continue as a going concern and provide certain footnote disclosures depending on the result of such evaluation. The new rule was effective for the Company in the fourth quarter of 2016. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest”, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new rules were effective for the Company in the first quarter of 2016. The impact of adopting the new accounting guidance on classification of debt issuance costs on the Company’s 2015 Consolidated Balance Sheet is a reduction in noncurrent assets and long-term debt of $21,450. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. The guidance clarifies accounting for debt issuance costs related to line-of-credit arrangements. The standard states that the FASB deems deferring debt issuance costs related to line-of-credit arrangements as an asset and amortizing over the term of the agreement to be appropriate, which is consistent with the Company’s existing accounting treatment for these costs.
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
Fair Value Measurement
In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820)”, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient, and requires separate disclosure of those investments instead. These disclosures were effective for the Company in the first quarter of 2016. The adoption of the new accounting rules did not have an impact on the Company’s financial condition, results of operations or cash flows, however management adopted the related applicable disclosures. Refer to Note, “Fair Value of Assets and Liabilities”.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

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
Revenue from Contracts with Customers
In August 2015, the FASB decided to delay effective dates for the new accounting rules related to revenue recognition for contracts with customers by one year. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Principal versus Agent Considerations)”, which clarifies revenue recognition when an agent, along with the entity, is involved in providing a good or service to the customer. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing)”, which clarifies the principle for determining whether a good or service is “separately identifiable” and, therefore, should be accounted for separately. In May 2016 the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients)”, which clarifies the objective of the collectability criterion. A separate update issued in May 2016 clarifies the accounting for shipping and handling fees and costs as well as accounting for consideration given by a vendor to a customer. The new standard will be effective for the Company in the first quarter of 2018 with retrospective application required. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations and cash flows.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

Hedge Accounting
In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. The new standard, which can be adopted prospectively or on a modified retrospective basis, is effective for the Company in the first quarter of 2018. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows. Also in March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”, which clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The new standard, which should be applied on a modified prospective basis, is effective for the Company in the first quarter of 2017. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. Issues addressed in the new guidance that are relevant to the Company include debt prepayment and extinguishment costs, contingent consideration payments made after a business combination and beneficial interests in securitization transactions. In addition, in November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The amendment requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new rules will be effective for the Company in the first quarter of 2018. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s cash flows.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. The update eliminates the exception for an intra-entity transfer of an asset other than inventory, which aligns the recognition of income tax consequences for inter-entity transfers of assets other than inventory by requiring the recognition of current and deferred income taxes resulting from an intra-entity transfer of such an asset when the transfer occurs rather than when it is sold to an external party. The new rules will be effective for the Company in the first quarter of 2018. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.
Definition of a Business
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new rules will be effective for the Company in the first quarter of 2018. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.
Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2020. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.
(v) Reclassifications

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

Certain prior year amounts in the Consolidated Balance Sheets and notes to the Consolidated Financial Statements, none of which are material, have been reclassified to conform with the current year presentation. These classifications within the statements had no impact on the Company’s results of operations.

(3)	Acquisitions
Hanes Australasia
On July 14, 2016, the Company acquired 100% of the outstanding shares of Pacific Brands Limited (“Hanes Australasia”) for a total purchase price of AUD$1,049,360 ($800,871). US dollar equivalents are based on acquisition date exchange rates. The Company funded the acquisition through a combination of cash on hand, a portion of the net proceeds from the 3.5% Senior Notes issued in June 2016 and borrowings under the Australian Term A-1 Loan Facility and the Australian Term A-2 Loan Facility.
Hanes Australasia contributed net revenues from continuing operations of $281,442 and pretax earnings of $33,146 (excluding acquisition and integration related charges included in general corporate expenses of approximately $30,783) since the date of acquisition. The results of Hanes Australasia have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the International segment.
Hanes Australasia is a leading underwear and intimate apparel company in Australia with a portfolio of strong brands including Bonds, Australia’s top brand of underwear, babywear and socks, and Berlei, a leading sports bra brand and leading seller of premium bras in department stores. The Company believes the acquisition will create growth opportunities by adding to the Company’s portfolio of leading innerwear brands supported by the Company’s global low-cost supply chain and manufacturing network. Factors that contribute to the amount of goodwill recognized for the acquisition include the value of the existing work force and expected cost savings by utilizing the Company’s low-cost supply chain and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.
The Bonds, Sheridan, Explorer, Razza, Hestia and Voodoo trademarks and brand names, which management believes to have indefinite lives, have been valued at $410,541. The perpetual license agreement associated with the Berlei brand has been valued at $38,160. Amortizable intangible assets have been assigned values of $58,003 for distributor relationships, $3,206 for loyalty programs and customer lists and $3,740 for net unfavorable leases and an unfavorable license agreement. Distributor relationships are being amortized over 10 years. Loyalty programs, customer lists and net unfavorable leases are being amortized over 3 years.
Acquired assets included in current assets of discontinued operations, which are classified as held for sale, include the Dunlop Flooring trademark, which has been valued at $12,364 and $3,511 for distributor relationships. Refer to Note, “Discontinued Operations” for further discussion on these businesses.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

The allocation of purchase price is preliminary and subject to change. The primary areas of the purchase price allocation that are not yet finalized are related to income taxes and residual goodwill. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances, which existed at the acquisition date. The acquired assets and assumed liabilities at the date of acquisition (July 14, 2016) include the following:

Cash and cash equivalents	$54,294
Accounts receivable, net	36,019
Inventories	104,806
Other current assets	16,588
Current assets of discontinued operations	50,839
Property, net	34,835
Trademarks and other identifiable intangibles	506,170
Deferred tax assets and other noncurrent assets	18,320
Total assets acquired	821,871
Accounts payable	89,309
Accrued liabilities and other	22,838
Current liabilities of discontinued operations	14,564
Long-term debt	41,976
Deferred tax liabilities and other noncurrent liabilities	15,817
Total liabilities assumed	184,504
Net assets acquired	637,367
Goodwill	163,504
Purchase price	$800,871
Since July 14, 2016, goodwill decreased by $22,644 as a result of measurement period adjustments, primarily related to the valuation adjustments for the Dunlop Flooring and Tontine Pillow businesses.
Champion Europe
On June 30, 2016, the Company acquired 100% of Champion Europe S.p.A. (“Champion Europe”), which owns the trademark for the Champion brand in Europe, the Middle East and Africa, from certain individual shareholders in an all-cash transaction valued at €220,751 ($245,554) enterprise value less working capital adjustments as defined in the purchase agreement, which includes €40,700 ($45,277) in estimated contingent consideration. US dollar equivalents are based on acquisition date exchange rates. The contingent consideration is included in the “Accrued liabilities” line in the accompanying Consolidated Balance Sheet and is based on 10 times Champion Europe’s expected earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the calendar year 2016 and is payable in 2017. The Company funded the acquisition through a combination of cash on hand and borrowings under the 3.5% Senior Notes issued in June 2016.
Champion Europe contributed net revenues of $103,838 and pretax earnings of $13,895 (excluding acquisition and integration related charges included in general corporate expenses of approximately $10,972) since the date of acquisition. The results of Champion Europe have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the International segment.
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
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

The allocation of purchase price is preliminary and subject to change. The primary areas of the purchase price allocation that are not yet finalized are related to certain income taxes and residual goodwill. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances, which existed at the acquisition date. The contingent consideration will be revalued each reporting period until paid in 2017. At December 31, 2016, the value of the contingent consideration remains the same as at the acquisition date. The acquired assets, contingent consideration and assumed liabilities at the date of acquisition (June 30, 2016) include the following:

Cash and cash equivalents	$14,581
Trade accounts receivable, net	27,926
Inventories	53,816
Other current assets	5,976
Property, net	24,605
Trademarks and other identifiable intangibles	135,277
Deferred tax assets and other noncurrent assets	3,777
Total assets acquired	265,958
Accounts payable	66,594
Accrued liabilities and other (including contingent consideration)	60,887
Notes payable	27,748
Deferred tax liabilities and other noncurrent liabilities	20,282
Total liabilities assumed and contingent consideration	175,511
Net assets acquired	90,447
Goodwill	109,830
Initial consideration paid	200,277
Estimated contingent consideration	45,277
Total purchase price	$245,554
Since June 30, 2016, goodwill increased by $1,665 as a result of measurement period adjustments primarily to working capital.
Consolidated Pro Forma Results
Consolidated unaudited pro forma results of operations for the Company are presented below assuming that the 2016 acquisition of Hanes Australasia and Champion Europe had occurred on January 4, 2015. Pro forma operating results for the year ended January 2, 2016 include expenses totaling $9,560, for acquisition-related adjustments primarily related to inventory and stock compensation.

	Years Ended
	December 31, 2016	January 2, 2016
Net sales	$6,434,928	$6,480,153
Net income from continuing operations	617,261	437,849
Earnings per share from continuing operations:
Basic	$1.62	$1.09
Diluted	1.61	1.08
Pro forma financial information is not necessarily indicative of the Company’s actual results of operations if the acquisitions had been completed at the dates indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

Since January 2, 2016, goodwill decreased by $3,551 as a result of measurement period adjustments to the acquired income tax balances. The purchase price allocation was finalized in the first quarter of 2016.
Unaudited pro forma results of operations for the Company are presented below for year-to-date assuming that the 2015 acquisition of Knights Apparel had occurred on December 29, 2013. Pro forma operating results for the year ended January 3, 2015 included expenses totaling $5,652 for acquisition-related charges.

	Years Ended
	January 2, 2016	January 3, 2015
Net sales	$5,753,706	$5,490,862
Net income from continuing operations	433,636	404,973
Earnings per share from continuing operations:
Basic	$1.08	$1.01
Diluted	1.07	0.99
Pro forma financial information is not necessarily indicative of the Company’s actual results of operations if the acquisition has been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.
Hanes Europe Innerwear
In August 2014, MFB International Holdings S.a.r.l. (“MFB International Holdings”), a wholly owned subsidiary of the Company, acquired DBA Lux Holding S.A. (“Hanes Europe Innerwear”) from SLB Brands Holdings, Ltd and certain individual Hanes Europe Innerwear shareholders in an all-cash transaction equal to €400,000 enterprise value less net debt and working capital adjustments as defined in the purchase agreement. Total purchase price at closing was €297,031 (approximately $391,861 based on acquisition date exchange rates). The acquisition was financed through a combination of cash on hand and third party borrowings. The purchase price allocation was finalized in the third quarter of 2015.
Unaudited pro forma results of operations for the Company are presented below assuming that the 2014 acquisition of Hanes Europe Innerwear had occurred on December 30, 2012. Pro forma operating results for the year ended January 3, 2015 included a benefit totaling $25,229 for acquisition-related charges.

Year Ended
January 3, 2015
Net sales	$5,872,848
Net income from continuing operations	427,296
Earnings per share from continuing operations:
Basic	$1.06
Diluted	1.05
Pro forma financial information is not necessarily indicative of the Company’s actual results of operations if the acquisition has been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

Other Acquisitions
In September 2016, the Company completed two immaterial acquisitions of It’s Greek to Me, Inc. and GTM Retail, Inc. (“GTM”) and Universo Sport S.p.A (“Universo”). The acquisitions will extend the Company’s domestic presence in the custom decorated teamwear and fanwear apparel space into the high school channel and expand the Company’s retail platform in Italy, respectively. Total consideration paid for both acquisitions totaled $24,441. The Company funded the acquisitions with cash on hand and short term borrowing under the Revolving Loan Facility. In connection with these acquisitions, the Company recorded net working capital of $9,461, goodwill of $7,034 and other net assets of $7,946. Due to the immaterial nature of these acquisitions, the Company has not provided additional disclosures herein.

(4)	Discontinued Operations
As part of the Company’s acquisition of Hanes Australasia, the Company acquired Pacific Brand’s legacy Dunlop Flooring and Tontine Pillow businesses. The Company has concluded that these businesses are not a strategic fit, and therefore, the decision was made to divest the businesses. On December 15, 2016, the Company entered into two definitive agreements to sell the Dunlop Flooring business for AUD$34,000 to Victoria PLC and the Tontine Pillow business for AUD$14,000 to John Cotton Group. On February 1, 2017, the Company completed the sale of the Dunlop Flooring business, resulting in an insignificant pre-tax gain. The sale of the Tontine Pillow business is expected to close in the first quarter of 2017, pending customary closing conditions. The Company expects the gain or loss as a result of the Tontine Pillow transaction to be insignificant. As of December 31, 2016, these two businesses have been classified as assets held for sale and qualify for discontinued operations upon the acquisition date. Therefore, the operating results and related assets and liabilities have been classified as discontinued operations in the Company’s consolidated financial statements. Discontinued operations does not include any allocation of corporate overhead expense or interest expense.
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to these businesses that will be eliminated from ongoing operations. The key components from discontinued operations related to the Dunlop Flooring and Tontine Pillow businesses were as follows:

Year Ended
December 31, 2016
Net sales	$34,698
Cost of sales	22,554
Gross profit	12,144
Selling, general and administrative expenses	8,632
Operating profit	3,512
Other expenses	1,106
Income from discontinued operations before income tax expense	2,406
Income tax expense	(49)
Net income from discontinued operations, net of tax	$2,455
Preliminary assets and liabilities of discontinued operations classified as held for sale in the consolidated balance sheet as of December 31, 2016 consist of the following:

Trade accounts receivable, net	$10,139
Inventories	10,691
Property, net	3,630
Trademarks and other identifiable intangibles, net	14,929
Goodwill	10,479
Accounts payable and accrued liabilities	(8,257)
Net other assets and liabilities	(5,180)
Net assets of discontinued operations	$36,431

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

For the year ended December 31, 2016, there were no material amounts of depreciation, amortization, capital expenditures, or significant operating or investing non-cash items related to discontinued operations.

(5)	Earnings Per Share
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the period. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method. In 2015, the Company implemented a four-for-one stock split on the Company’s common stock in the form of a 300% stock dividend.
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Years Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Basic weighted average shares outstanding	381,782	399,891	402,300
Effect of potentially dilutive securities:
Stock options	1,983	2,719	4,452
Restricted stock units	756	1,009	1,292
Employee stock purchase plan and other	45	40	—
Diluted weighted average shares outstanding	384,566	403,659	408,044
 Restricted stock units totaling 303, 348 and 376 units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for 2016, 2015, and 2014, respectively. In 2016, 2015 and 2014, there were no anti-dilutive options to purchase shares of common stock.

(6)	Stock-Based Compensation
The Company established the Omnibus Incentive Plan to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company, incent performance and retention of employees.
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
A summary of the changes in stock options outstanding to the Company’s employees under the Omnibus Incentive Plan is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Options outstanding at December 28, 2013	11,112	$5.53	$131,219	4.31
Exercised	(3,800)	4.82
Forfeited	(20)	5.59

Options outstanding at January 3, 2015	7,292	$5.92	$158,469	3.40
Exercised	(4,540)	6.10

Options outstanding at January 2, 2016	2,752	$5.62	$65,531	2.88
Exercised	(477)	5.90

Options outstanding and exercisable at December 31, 2016	2,275	$5.56	$36,438	2.20

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

The total intrinsic value of options that were exercised during 2016, 2015 and 2014 was $7,465, $105,899 and $86,843 respectively.
Stock Unit Awards
Restricted stock units (RSUs) of the Company’s stock are granted to certain Company non-employee directors and employees to incent performance and retention over periods of one to four years, respectively. Upon vesting, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. Some RSUs which have been granted under the Omnibus Incentive Plan vest upon continued future service to the Company, while others also have a performanced-based vesting feature. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees provide the requisite service to the Company. A summary of the changes in the restricted stock unit awards outstanding under the Omnibus Incentive Plan is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Nonvested share units outstanding at December 28, 2013	4,772	$10.06	$82,742	1.79
Granted — non-performanced based	490	27.26
Granted — performanced based	871	17.04
Vested	(2,366)	7.54
Forfeited	(349)	9.37

Nonvested share units outstanding at January 3, 2015	3,418	$16.12	$94,521	1.71
Granted — non-performanced based	516	31.06
Granted — performanced based	828	23.50
Vested	(1,816)	11.45
Forfeited	(113)	16.87

Nonvested share units outstanding at January 2, 2016	2,833	$23.99	$83,381	1.78
Granted — non-performanced based	748	23.44
Granted — performanced based	511	23.64
Vested	(1,525)	19.47
Forfeited	(47)	23.38

Nonvested share units outstanding at December 31, 2016	2,520	$26.46	$54,356	2.11
The total fair value of shares vested during 2016, 2015 and 2014 was $29,705, $20,784 and $17,831, respectively. Certain participants elected to defer receipt of shares earned upon vesting.
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
For all share-based payments under the Omnibus Incentive Plan, during 2016, 2015 and 2014, the Company recognized total compensation expense of $30,617, $29,154 and $30,230 and recognized a deferred tax benefit of $11,754, $11,382 and $11,757, respectively.
At December 31, 2016, there was $11,027 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $7,414, $2,678, and $935 is expected to be recognized in 2017, 2018, and 2019, respectively. The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

Omnibus Incentive Plan by issuing newly authorized shares. The Omnibus Incentive Plan authorized 63,220 shares for awards of stock options and restricted stock units, of which 10,677 were available for future grants as of December 31, 2016.

(7)	Trade Accounts Receivable
Allowances for Trade Accounts Receivable
The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions are as follows:

	Allowance for Doubtful Accounts	Allowance for Chargebacks and Other Deductions	Total
Balance at December 28, 2013	$5,286	$8,050	$13,336
Charged to expenses	7,230	18,159	25,389
Deductions and write-offs	(4,399)	(17,470)	(21,869)

Balance at January 3, 2015	$8,117	$8,739	$16,856
Charged to expenses	4,656	8,675	13,331
Deductions and write-offs	(9,024)	(8,063)	(17,087)

Balance at January 2, 2016	$3,749	$9,351	$13,100
Charged to expenses	3,650	42,566	46,216
Deductions and write-offs	(741)	(17,103)	(17,844)

Balance at December 31, 2016	$6,658	$34,814	$41,472
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
Sales of Accounts Receivable
The Company has entered into agreements to sell selected trade accounts receivable to financial institutions. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution services and collects these accounts receivable directly from the customer. Net proceeds of these accounts receivable sale programs are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows. The Company recognized funding fees of $4,497, $2,452 and $2,599 in 2016, 2015 and 2014, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Consolidated Statements of Income.

(8)	Inventories
Inventories consisted of the following:

	December 31, 2016	January 2, 2016
Raw materials	$131,228	$173,336
Work in process	185,066	200,836
Finished goods	1,524,271	1,440,430
	$1,840,565	$1,814,602

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

(9)	Property, Net
Property is summarized as follows:

	December 31, 2016	January 2, 2016
Land	$43,731	$43,892
Buildings and improvements	566,819	535,898
Machinery and equipment	977,312	927,999
Construction in progress	49,887	42,127
Capital leases	4,761	3,205
	1,642,510	1,553,121
Less accumulated depreciation	950,046	902,659
Property, net	$692,464	$650,462

(10)	Notes Payable
The Company had short-term revolving facilities in the following locations at December 31, 2016 and January 2, 2016:

	Interest Rate as of December 31, 2016	Principal Amount
		December 31, 2016	January 2, 2016
Europe	Various	$54,772	$86,080
El Salvador	—%	—	30,000
Philippines	5.81%	1,265	1,341
Australia	4.50%	359	364
		$56,396	$117,785
As of December 31, 2016 and January 2, 2016, the Company had total borrowing availability of $80,210 and $110,264, respectively, under its international notes payable facilities. Total interest paid on notes payable was $1,103, $716 and $672 in 2016, 2015 and 2014, respectively. The Company was in compliance with the financial covenants contained in each of the facilities at December 31, 2016.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

(11)	Debt
The Company had the following debt at December 31, 2016 and January 2, 2016:

	Interest Rate as of December 31, 2016	Principal Amount
		December 31, 2016	January 2, 2016	Maturity Date
Senior Secured Credit Facility:
Revolving Loan Facility	—%	$—	$63,500	April 2020
Euro Term Loan	—%	—	113,098	August 2021
Term Loan A	2.47%	655,469	705,313	April 2020
Term Loan B	3.27%	318,625	421,813	April 2022
Australian Term A-1	3.28%	143,544	—	July 2019
Australian Term A-2	3.58%	143,544	—	July 2021
4.875% Senior Notes	4.88%	900,000	—	May 2026
4.625% Senior Notes	4.63%	900,000	—	May 2024
3.5% Senior Notes	3.50%	520,617	—	June 2024
6.375% Senior Notes	—%	—	1,000,000	December 2020
European Revolving Loan Facility	1.50%	62,474	—	September 2017
Accounts Receivable Securitization Facility	1.54%	44,521	195,163	March 2017
Other International Debt	Various	43,789	8,094	Various
		3,732,583	2,506,981
Less long-term debt issuance cost		46,534	21,450
Less current maturities		178,364	252,819
		$3,507,685	$2,232,712
The Company’s primary financing arrangements are the senior secured credit facility (the “Senior Secured Credit Facility”), 4.875% senior notes (the “4.875% Senior Notes”), 4.625% senior notes (the “4.625% Senior Notes”), 3.5% senior notes (the “3.5% Senior Notes”), the Accounts Receivable Securitization Facility and the European Revolving Loan Facility. The outstanding balances at December 31, 2016 are reported in the “Current portion of long-term debt”, “Long-term debt” and “Accounts Receivable Securitization Facility” lines of the Consolidated Balance Sheets.
Total cash paid for interest related to debt in 2016, 2015 and 2014 was $130,603, $106,231 and $85,512, respectively.
Senior Notes Refinancing
In 2016, the Company refinanced its debt structure to reduce interest rates, increase borrowing capacity, increase the proportion of fixed rate debt and to help fund the acquisitions of Champion Europe and Hanes Australasia. The refinancing consisted of: (i) issuing $900,000 aggregate principal amount of the 4.875% Senior Notes due 2026, $900,000 aggregate principal amount of the 4.625% Senior Notes due 2024, and €500,000 aggregate principal amount of the 3.5% Senior Notes due 2024; (ii) redeeming in full the Company’s 6.375% Senior Notes due 2020; and (iii) repaying a portion of the indebtedness outstanding under the Revolving Loan Facility.
The refinancing activity resulted in the incurrence of $39,523 in capitalized debt issuance costs for the new Senior Notes. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from eight to 10 years.
The Company recognizes charges in the “Other expenses” line of the Consolidated Statements of Income for fees incurred in financing transactions such as refinancing and amendments and for write-offs incurred in the early extinguishment of debt. In 2016, the Company recognized charges of $47,291 for the call premium and write-off of unamortized debt costs related to the redemption of the 6.375% Senior Notes.
4.875% Senior Notes and 4.625% Senior Notes
On May 6, 2016, the Company issued $900,000 aggregate principal amount of 4.875% Senior Notes and $900,000 aggregate principal amount of 4.625% Senior Notes (collectively, the “USD Senior Notes”), with interest payable on May 15 and November 15 of each year. The 4.875% Senior Notes will mature on May 15, 2026 and the 4.625% Senior Notes will

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

mature on May 15, 2024. The sale of the USD Senior Notes resulted in collective net proceeds from the sale of approximately $1,773,000, which were used to repay all outstanding borrowings under the 6.375% Senior Notes and reduce the outstanding borrowings under the Revolving Loan Facility.
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
3.5% Senior Notes
On June 3, 2016, the Company issued €500,000 aggregate principal amount of 3.5% Senior Notes, with interest payable on June 15 and December 15 of each year. The Notes will mature on June 15, 2024. The sale of the notes resulted in net proceeds of approximately €492,500, which were used to help fund the acquisition of Champion Europe and Hanes Australasia.
On or after March 15, 2024, the Company may redeem all or a portion of the 3.5% Senior Notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. The Company may also redeem all, but not less than all, of the notes upon the occurrence of certain changes in applicable tax law.
The 3.5% Senior Notes are the senior unsecured obligations of the Company and are fully and unconditionally guaranteed, subject to certain exceptions, by the Company and certain of its subsidiaries that guarantee the Company’s Euro Term Loan facility, which was paid in full in August 2016, under the Company’s Senior Secured Credit Facility. The indenture governing the 3.5% Senior Notes limits the ability of the Company and each of the guarantors of the Notes (including the Company) to incur certain liens, enter into certain sale and leaseback transactions and consolidate, merge or sell all or substantially all of their assets. The indenture also contains customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in the indenture; failure to pay certain other indebtedness; certain events of bankruptcy, insolvency or reorganization; failure to pay certain final judgments; and failure of certain guarantees to be enforceable.
The 3.5% Senior Notes were issued in a transaction exempt from registration under the Securities Act and do not require disclosure of separate financial information for the guarantor subsidiaries.
Senior Secured Credit Facility
On April 29, 2015, the Company refinanced its senior secured credit facility (the “Senior Secured Credit Facility”) to extend the maturity date of the revolving loan facility (the “Revolving Loan Facility”) to April 2020 and reduce the maximum borrowing capacity from $1,100,000 to $1,000,000, re-price the Revolving Loan Facility at favorable rates, and add an additional $850,000 in term loan borrowings ($425,000 for a new Term Loan A and $425,000 for a new Term Loan B). The Company incurred $10,900 in fees related to this refinancing. The proceeds of the Term Loan A and the Term Loan B were used to refinance existing revolving borrowings under the prior senior secured credit facility, pay fees and expenses in connection with the closing of the Senior Secured Credit Facility and for general corporate purposes. Proceeds of the Revolving Loan Facility are used for general corporate purposes and working capital needs. On October 23, 2015, the Company amended the Senior Secured Credit Facility to increase the principal amount of the Term Loan A by an additional $300,000. The Company incurred $1,603 in fees related to this refinancing.
All borrowings under the Revolving Loan Facility must be repaid in full upon maturity.
Outstanding borrowings under the Term Loan A are repayable in equal quarterly installments in the following annual

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

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
A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At the Company’s option, it may add one or more term loan facilities or increase the commitments under the Revolving Loan Facility so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence, that the Company is in pro forma compliance with the financial covenants described below and that the Company’s senior secured leverage ratio is less than 3.00 to 1 on a pro forma basis after giving effect to the incurrence of such indebtedness. As of December 31, 2016, the Company had $5,914 of standby and trade letters of credit issued and outstanding under the Revolving Loan Facility and $994,086 of borrowing availability.
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

Additionally, the Euro Term Loan was guaranteed by substantially all of the Company’s subsidiary MFB International Holdings S.à r.l.’s (“MFB International Holdings”) existing and future direct and indirect subsidiaries, with certain customary or agreed-upon exceptions for certain subsidiaries and secured by a pledge of 100% of the equity interests of MFB International Holdings and its direct subsidiaries, 100% of the equity interests owned by any subsidiary of MFB International Holdings that is domiciled in Luxembourg and substantially all present and future property and assets, real and personal, tangible and intangible, of each Luxembourg domiciled guarantor, except for certain enumerated interests, and all proceeds and products of such property and assets.
The Term Loan A, the Term Loan B and the Company’s former Euro Term Loan require the Company and its subsidiary MFB International Holdings, as applicable, to prepay any outstanding Term Loans in connection with (i) the incurrence of certain indebtedness and (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of twelve-consecutive months, with customary reinvestment provisions. The Term Loan B and the former Euro Term Loan also require the Company and MFB International Holdings, as applicable, to prepay any outstanding Term Loans under the Term Loan B and the former Euro Term Loan in connection with excess cash flow, which percentage will be based upon the Company’s leverage ratio during the relevant fiscal period. All such prepayments will be made on a pro rata basis under each of the applicable Term Loans that are subject to such prepayments.
At the Company’s option, borrowings under the Revolving Loan Facility, the Term Loan A and the Term Loan B bear interest based on the LIBOR rate or the “base rate” plus, in each case, an applicable margin. The applicable margin for the Revolving Loan Facility and the Term Loan A is determined by reference to a leverage-based pricing grid set forth in the Senior Secured Credit Facility, ranging from a maximum of 2.00% in the case of LIBOR-based loans and 1.00% in the case of Base Rate loans if the Company’s leverage ratio is greater than or equal to 4.00 to 1.00, and will step down in 0.25% increments to a minimum of 1.25% in the case of LIBOR-based loans and 0.25% in the case of Base Rate loans if the Company’s leverage ratio is less than 2.50 to 1.00. The applicable margin under the Term Loan B is 2.50% in the case of LIBOR-based loans and 1.50% in the case of Base Rate loans.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

The Senior Secured Credit Facility requires the Company to comply with customary affirmative, negative and financial covenants. The Senior Secured Credit Facility requires that the Company maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before income interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio. The interest coverage ratio covenant requires that the ratio of the Company’s EBITDA for the preceding four fiscal quarters to its consolidated total interest expense for such period shall not be less than 3.00 to 1.00 for each fiscal quarter. The leverage ratio covenant requires that the ratio of the Company’s total debt to EBITDA for the preceding four fiscal quarters will not be more than 4.00 to 1.00 for each fiscal quarter provided that, following a permitted acquisition in which the consideration is at least $200,000, such maximum leverage ratio covenant shall be increased to 4.50 to 1.00 for each fiscal quarter ending in the succeeding 12-month period following such permitted acquisition. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
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
The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to the ERISA, actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the Senior Secured Credit Facility). As of December 31, 2016 the Company was in compliance with all financial covenants.
6.375% Senior Notes
On November 9, 2010, the Company issued $1,000,000 aggregate principal amount of the 6.375% Senior Notes. The 6.375% Senior Notes were senior unsecured obligations that ranked equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness. The 6.375% Senior Notes bore interest at an annual rate equal to 6.375%. Interest was payable on the 6.375% Senior Notes on June 15 and December 15 of each year. The 6.375% Senior Notes were scheduled to mature on December 15, 2020. The net proceeds from the sale of the 6.375% Senior Notes were approximately $979,000. The net proceeds were used to repay all outstanding borrowings under another loan facility, reduce the outstanding borrowings under the Revolving Loan Facility and to pay fees and expenses relating to these transactions. The 6.375% Senior Notes were guaranteed by substantially all of the Company’s domestic subsidiaries.
The indenture governing the 6.375% Senior Notes contained customary events of default which included (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in such indenture; failure to pay certain other indebtedness; failure to pay certain final judgments; failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.
During 2016, the Company redeemed these notes in full.
Accounts Receivable Securitization Facility
The Accounts Receivable Securitization Facility provides for up to $275,000 in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. Under the terms of the Accounts Receivable Securitization Facility, the Company and certain of its subsidiaries sell, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits and financial institutions that are not affiliated with the Company. The commitments of any conduits party to the Accounts Receivable Securitization Facility are funded through the issuance of commercial paper in the short-term market or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes, but the assets of Receivables LLC will be used first to satisfy the creditors of Receivables LLC, not the Company’s creditors. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to the

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

Company maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs. In March 2016, the Company amended the Accounts Receivable Securitization Facility to extend the termination date to March 2017 and changed the borrowing capacity from a fixed capacity to a varying limit throughout the year, in order to minimize fees for the Company’s unused portion of the facility.
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
The Accounts Receivable Securitization Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio contained from time to time in the Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the Managing Agents or their affiliates. As of December 31, 2016, the Company was in compliance with all financial covenants.
The total amount of receivables used as collateral for the credit facility was $353,361 at December 31, 2016 and is reported on the Company’s Consolidated Balance Sheet in “Trade accounts receivable, net.”
Australian Term A-1, Australian Term A-2, and Australian Revolver
On July 4, 2016, the Company established a floating rate AUD$200,000 Australian Term A-1 Loan Facility (the “Australian Term A-1”) with interest payable every three or six months. At December 31, 2016, the effective interest rate on the Australian Term A-1 was 3.28%. The Australian Term A-1 matures on July 7, 2019. In addition, on July 4, 2016 the Company established a floating rate AUD$200,000 Australian Term A-2 Loan Facility (the “Australian Term A-2”) with interest payable every three or six months. At December 31, 2016, the effective interest rate on the Australian Term A-2 was 3.58%. The Australian Term A-2 matures on July 7, 2021. On July 15, 2016 the Company established the Australian Revolving Facility (the “Australian Revolver”) in the amount of AUD$65,000 with interest payable at a variable rate. The Australian Revolver will mature on July 15, 2021. The Australian Term A-1, Australian Term A-2 and Australian Revolver interest rates are based on the Bank Bill Swap Bid Rate (“BBSY”) plus an applicable margin which is driven by the Company’s debt rating.
The Australian Term A-1 and the Australian Term A-2 were issued to help fund the Hanes Australasia acquisition while the Revolver will be utilized for future working capital requirements. The Australian Term A-1, Australian Term A-2, and Australian Revolver were established under the Company’s Syndicated Facility, a joinder to the Company’s Senior Secured Credit Facility.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

Under the terms of the Syndicated Facility Agreement, the Company must maintain at least a 4:1 total debt to EBITDA ratio, provided that, following an acquisition of over $200,000, the maximum leverage multiple shall be increased to 4.5:1 for each quarter in the following 12-month period, and a minimum 3:1 EBITDA to interest expense ratio.
There was not a balance on the Australian Revolving Loan Facility at December 31, 2016, however the Company had $5,000 of letters of credit issued and outstanding under the Australian Revolving Loan Facility and $41,652 of borrowing availability.
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
Future Principal Payments
Future principal payments for all of the facilities described above are as follows: $178,364 due in 2017, $112,890 due in 2018, $243,231 due in 2019, $415,313 due in 2020, $143,544 due in 2021 and $2,639,241 due in 2022 and thereafter.
Debt Issuance Costs
During 2016, 2015 and 2014, the Company incurred $45,065, $12,793 and $5,560, respectively, in capitalized debt issuance costs in connection with the amendments to the Senior Secured Credit Facility, the Accounts Receivable Securitization Facility, issuance of new Senior Notes, the Australian Revolving Loan Facility, the European Revolving Loan Facility and the Australian Accounts Receivable Securitization Facility. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from one to 10 years. As of December 31, 2016, the net carrying value of unamortized debt issuance costs which is included in “Other Noncurrent Assets” for the revolving loan facilities was $9,742 and the net carrying value of unamortized debt issuance costs which is included in “Long-term debt” for the remainder of the Company’s debt was $46,534 in the Consolidated Balance Sheet. The Company’s debt issuance cost amortization was $9,034, $7,077 and $6,011 in 2016, 2015 and 2014, respectively.
The Company recognizes charges in the “Other expenses” line of the Consolidated Statements of Income for fees incurred in financing transactions such as refinancing and amendments and for write-offs incurred in the early extinguishment of debt. In 2016, the Company recognized charges of $873 for acceleration of unamortized debt costs related to the Euro Term Loan, which was paid in full in August 2016. In 2016, the Company recognized charges of $47,291 for the call premium and acceleration of unamortized debt costs related to the redemption of the 6.375% Senior Notes.

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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

Purchase Commitments
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, production and finished goods. These agreements, typically with terms ending within a year, require total payments of $349,565 in 2017 and $2,805 in 2018 and $0 thereafter.
Operating Leases
The Company leases certain buildings and equipment under agreements that are classified as operating leases. Rental expense under operating leases was $132,128, $103,621 and $89,569 in 2016, 2015 and 2014, respectively.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows: $130,971 in 2017, $117,269 in 2018, $93,537 in 2019, $66,570 in 2020, $45,723 in 2021 and $107,618 thereafter.
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
During 2016, 2015 and 2014, the Company incurred royalty expense of approximately $95,650, $84,733 and $57,072, respectively.
Minimum amounts due under the license agreements are approximately $29,081 in 2017, $46,733 in 2018, $49,365 in 2019, $44,696 in 2020 and $1,050 in 2021. In addition to the minimum guaranteed amounts under license agreements, the Company is a party to a partnership agreement that includes a minimum fee of $5,645 for each year ending in 2017.

(13)	Intangible Assets and Goodwill
As described in Note, “Acquisitions,” the Company acquired Hanes Australasia in July 2016, Champion Europe in June 2016 and GTM and Universo in September 2016, which resulted in the recognition of certain intangible assets and goodwill. In addition, the Company elected to cease amortization of the Playtex Domestic trademark, shifting it from a useful life of 30 years to an indefinite life in 2016.
(a) Intangible Assets
The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

	Gross	Accumulated Amortization	Net Book Value
Year ended December 31, 2016:
Intangible assets subject to amortization:
Trademarks and brand names	$28,617	$28,607	$10
Licensing agreements	102,069	33,397	68,672
Customer and distributor relationships	156,340	26,153	130,187
Computer software	88,213	68,318	19,895
Other intangibles	(1,498)	(994)	(504)
	$373,741	$155,481	218,260
Intangible assets not subject to amortization:
Trademarks			999,170
Perpetual licensing agreements and other			68,028
Net book value of intangible assets			$1,285,458

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
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
The amortization expense for intangibles subject to amortization was $22,118, $23,737 and $22,225 for 2016, 2015 and 2014, respectively. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $26,388 in 2017, $26,283 in 2018, $26,505 in 2019, $26,460 in 2020 and $20,825 in 2021.
(b) Goodwill
Goodwill and the changes in those amounts during the period are as follows:

	Innerwear	Activewear	Direct to Consumer	International	Total
Net book value at January 3, 2015	$431,561	$171,214	$3,224	$117,121	$723,120
Acquisition of businesses	—	117,939	—	2,807	120,746
Currency translation	—	—	—	(9,551)	(9,551)

Net book value at January 2, 2016	$431,561	$289,153	$3,224	$110,377	$834,315
Acquisition of businesses	—	2,290	—	285,236	287,526
Currency translation	—	—	—	(23,301)	(23,301)

Net book value at December 31, 2016	$431,561	$291,443	$3,224	$372,312	$1,098,540

(14)	Accumulated Other Comprehensive Loss
The components of AOCI are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at January 3, 2015	$(34,099)	$4,834	$(564,831)	$221,507	$(372,589)
Amounts reclassified from accumulated other comprehensive loss	—	(11,968)	14,573	(1,014)	1,591
Current-period other comprehensive income (loss) activity	(23,576)	13,877	(13,501)	(735)	(23,935)

Balance at January 2, 2016	$(57,675)	$6,743	$(563,759)	$219,758	$(394,933)
Amounts reclassified from accumulated other comprehensive loss	—	(3,966)	17,116	(5,030)	8,120
Current-period other comprehensive income (loss) activity	(20,384)	10,995	(59,940)	20,151	(49,178)

Balance at December 31, 2016	$(78,059)	$13,772	$(606,583)	$234,879	$(435,991)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		December 31, 2016	January 2, 2016	January 3, 2015
Loss on foreign exchange contracts	Cost of sales	$(3,966)	$(11,968)	$(1,113)
	Income tax	1,543	4,655	444
	Net of tax	$(2,423)	$(7,313)	$(669)

Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	$17,116	$14,573	$10,417
	Income tax	(6,573)	(5,669)	(4,153)
	Net of tax	$10,543	$8,904	$6,264

Total reclassifications		$8,120	$1,591	$5,595

(15)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of December 31, 2016, the notional U.S. dollar equivalent of commitments to sell foreign currencies within the Company’s derivative portfolio were $451,355, consisting of contracts hedging primarily exposures to the Euro, Australian dollar, Canadian dollar, Mexican peso, New Zealand dollar and Brazilian real. As of December 31, 2016, the Company did not have any commitments to purchase foreign currencies within the Company’s derivative portfolio.
As of January 2, 2016, the notional U.S. dollar equivalent of commitments to sell and purchase foreign currencies within the Company’s derivative portfolio were $265,136 and $6,099 consisting of contracts hedging primarily exposures to the Euro, Canadian dollar, Australian dollar, Mexican peso, Japanese yen, Brazilian real and South African rand.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts recognized in the Consolidated Balance Sheets of the Company were as follows:

		Fair Value
	Balance Sheet Location	December 31, 2016	January 2, 2016
Hedges	Other current assets	$16,729	$3,700
Non-hedges	Other current assets	4,363	1,514
Total derivative assets		$21,092	$5,214

Hedges	Accrued liabilities	$(207)	$(330)
Non-hedges	Accrued liabilities	(172)	(775)
Total derivative liabilities		$(379)	$(1,105)

Net derivative asset		$20,713	$4,109
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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $15,655.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income.
The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

	Amount of Gain Recognized in Accumulated Other Comprehensive Loss (Effective Portion) Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Foreign exchange contracts	10,995	13,423	3,905

	Location of Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Year Ended
		December 31, 2016	January 2, 2016	January 3, 2015
Foreign exchange contracts	Cost of sales	3,966	11,968	1,113
Derivative Contracts Not Designated As Hedges
The Company uses foreign exchange derivative contracts as economic hedges against the impact of foreign exchange fluctuations on anticipated intercompany purchase and lending transactions denominated in foreign currencies. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities.
The effect of derivative contracts not designated as hedges on the Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income Year Ended
		December 31, 2016	January 2, 2016	January 3, 2015
Foreign exchange contracts	Selling, general and administrative expenses	$12,222	$(9,271)	$(1,188)

(16)	Fair Value of Assets and Liabilities
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

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
As of December 31, 2016 and January 2, 2016, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates, defined benefit pension plan investment assets, deferred compensation plan liabilities and contingent consideration resulting from the Champion Europe acquisition. The fair values of foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The fair value of the contingent consideration obligation is determined by applying an option pricing model using Champion Europe’s expected EBITDA for calendar year 2016, as further described in Note, “Acquisitions,” to the Company’s consolidated financial statements, and is categorized as Level 3. The contingent consideration obligation is required to be revalued each reporting period until the related contingencies are resolved, with any adjustments to the fair value recognized in earnings. The fair values of defined benefit pension plan investments include: certain U.S. equity securities, certain foreign equity securities and debt securities that are determined based on quoted prices in public markets categorized as Level 1, certain foreign equity securities, certain U.S. equity securities, debt securities, insurance contracts and commodity investments that are determined based on inputs readily available in public markets or can be derived from information available in publicly quoted markets categorized as Level 2 and investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists and are measured at a net asset value are not required to be classified within the fair value hierarchy. There were no changes during 2016 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.
As of December 31, 2016, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

		Assets (Liabilities) at Fair Value as of December 31, 2016
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
Hedge fund of funds (1)	$326,298	$—	$—	$—
U.S. equity securities	167,550	147,702	19,848	—
Foreign equity securities	122,444	33,511	88,933	—
Debt securities	144,762	49,128	95,634	—
Real estate (1)	42,869	—	—	—
Commodities	17,678	—	17,678	—
Insurance contracts	3,334	—	3,334	—
Cash and other	2,234	2,234	—	—
	827,169	232,575	225,427	—
Derivative contracts:
Foreign exchange derivative contracts	21,092	—	21,092	—
Foreign exchange derivative contracts	(379)	—	(379)	—
	20,713	—	20,713	—

Champion Europe contingent consideration (2)	(42,378)	—	—	(42,378)
Deferred compensation plan liability	(51,868)	—	(51,868)	—

Total	$753,636	$232,575	$194,272	$(42,378)

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(2) The fair value of the Champion Europe contingent consideration has not changed since the date of acquisition, other than from the foreign exchange translation impact between periods.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

		Assets (Liabilities) at Fair Value as of January 2, 2016
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
Hedge fund of funds (1)	$338,169	$—	$—	$—
U.S. equity securities	136,153	113,410	22,743	—
Foreign equity securities	126,004	35,398	90,606	—
Debt securities	143,503	17,176	126,327	—
Real estate (1)	43,656	—	—	—
Commodities	15,519	—	15,519	—
Insurance Contracts	5,128	—	5,128	—
Cash and other	1,085	1,085	—	—
	809,217	167,069	260,323	—
Derivative contracts:
Foreign exchange derivative contracts	5,214	—	5,214	—
Foreign exchange derivative contracts	(1,105)	—	(1,105)	—
	4,109	—	4,109	—

Deferred compensation plan liability	(36,257)	—	(36,257)	—

Total	$777,069	$167,069	$228,175	$—

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of December 31, 2016 and January 2, 2016. The fair value of debt, which is classified as a Level 2 liability, was $3,729,270 and $2,537,640 as of December 31, 2016 and January 2, 2016 and had a carrying value of $3,732,583 and $2,506,981, respectively. In the first quarter of 2016, the Company adopted new accounting rules, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The carrying value of debt reflected on the face of the balance sheet reflects the adoption of the new accounting rules. However, the carrying value of debt reflected in this footnote disclosure reflects the gross amount owed to creditors. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of December 31, 2016 and January 2, 2016, primarily due to the short-term nature of these instruments.

(17)	Defined Benefit Pension Plans
At December 31, 2016, the Company’s pension plans consisted of the Hanesbrands Inc. Pension Plan, various nonqualified retirement plans and international plans, which include certain defined benefit plans acquired in connection with the purchases of Hanes Europe Innerwear and Hanes Australasia. Benefits under the Hanesbrands Inc. Pension Plan were frozen effective December 31, 2005.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Service cost	$1,856	$2,478	$1,903
Interest cost	42,061	49,202	48,768
Expected return on assets	(47,621)	(55,127)	(52,515)
Curtailments	(489)	—	—
Settlement cost	115	25	130
Amortization of:
Prior service cost	9	22	40
Net actuarial loss	17,052	14,551	10,377
Net periodic benefit cost	$12,983	$11,151	$8,703

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss	$41,921	$3,813	$206,756
Prior service credit (cost)	(9)	22	(40)
Total loss recognized in other comprehensive income	41,912	3,835	206,716
Total recognized in net periodic benefit cost and other comprehensive income	$54,895	$14,986	$215,419
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost in 2017 are $19,028 and $9, respectively.
The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	December 31, 2016	January 2, 2016
Benefit obligation:
Beginning of year	$1,172,267	$1,255,216
Service cost	1,856	2,478
Interest cost	42,061	49,202
Benefits paid	(56,576)	(55,019)
Curtailments	(1,053)	—
Settlements	(2,360)	(1,147)
Impact of exchange rate change	(1,976)	(11,468)
Business combination	4,547	—
Actuarial loss (gain)	36,671	(66,995)
Other	1,752	—
End of year	1,197,189	1,172,267

Fair value of plan assets:
Beginning of year	809,217	787,998
Actual return on plan assets	24,758	(24,496)
Employer contributions	47,203	106,693
Benefits paid	(56,576)	(55,019)
Settlements	(2,360)	(1,147)
Business combination	4,776	—
Impact of exchange rate change	178	(4,812)
Other	(27)	—
End of year	827,169	809,217
Funded status	$(370,020)	$(363,050)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

As most of the Company’s pension plans are frozen, the accumulated benefit obligation (“ABO”) approximates the benefit obligation. The total benefit obligation and the benefit obligation and fair value of plan assets for the Company’s pension plans with benefit obligations in excess of plan assets are as follows:

	December 31, 2016	January 2, 2016
Benefit obligation	$1,197,189	$1,172,267
Plans with benefit obligation in excess of plan assets:
Benefit obligation	1,167,871	1,147,028
Fair value of plan assets	799,191	784,681
Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	December 31, 2016	January 2, 2016
Current liabilities	$(3,605)	$(6,262)
Noncurrent liabilities	(366,822)	(356,788)
Accumulated other comprehensive loss	(603,610)	(561,699)
Amounts recognized in accumulated other comprehensive loss consist of:

	December 31, 2016	January 2, 2016
Prior service cost	$216	$226
Actuarial loss	603,394	561,473
	$603,610	$561,699
Accrued benefit costs related to the Company’s defined benefit pension plans are reported in the “Accrued liabilities — Payroll and employee benefits” and “Pension and postretirement benefits” lines of the Consolidated Balance Sheets.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

(a) Measurement Date and Assumptions
A December 31 measurement date is used to value plan assets and obligations for the pension plans. In determining the discount rate in the prior years, the Company utilized, as a general benchmark, the single discount rate equivalent to discount the expected cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date. Beginning in 2016, the Company changed the method utilized to estimate primarily the interest cost component of net periodic benefit costs for the Company’s U.S. defined benefit plans from using a single discount rate as discussed above. The Company elected to use a full yield curve approach in the estimation of the interest component of benefit costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligations to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest costs. This change will not affect the measurement of the total benefit obligations as the change in interest costs is completely offset by the actuarial gain or loss reported. The expected long-term rate of return on plan assets was based on the Company’s investment policy target allocation of the asset portfolio between various asset classes and the expected real returns of each asset class over various periods of time. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the periods presented were as follows:

	December 31, 2016	January 2, 2016	January 3, 2015
Net periodic benefit cost:
Discount rate	4.43%	4.43%	4.96%
Long-term rate of return on plan assets	5.80	5.61	6.90
Rate of compensation increase (1)	3.51	3.51	3.74

Plan obligations:
Discount rate	4.15%	4.04%	4.04%
Rate of compensation increase (1)	3.84	3.51	3.50

(1)
The compensation increase assumption applies to the international plans and portions of the nonqualified retirement plans, as benefits under these plans were not frozen at December 31, 2016, January 2, 2016 and January 3, 2015.

(b) Plan Assets, Expected Benefit Payments, and Funding
The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	December 31, 2016	January 2, 2016
Asset category:
Hedge fund of funds	39%	41%
U.S. equity securities	20	17
Foreign equity securities	15	15
Debt securities	17	18
Real estate	5	5
Commodities	2	2
Insurance contracts	1	1
Cash and other	1	1
The Company’s asset strategy and primary investment objective are to maximize the principal value of the plan assets to meet current and future benefit obligations to plan participants and their beneficiaries. To accomplish this goal, the assets of the plan are broadly diversified to protect against large investment losses and to reduce the likelihood of excessive volatility of returns. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, third party investment management firms with complementary investment styles and philosophies to implement these allocations. The Company has established a target asset allocation based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical data, prospective capital market returns and forecasted liabilities of the plans. The target asset allocation approximates the actual asset allocation as of

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

December 31, 2016. In addition to volatility protection, diversification enables the assets of the plan the best opportunity to provide adequate returns in order to meet the Company’s investment return objectives. These objectives include, over a rolling 5-year period, to achieve a total return that exceeds the required actuarial rate of return for the plan and to outperform a passive portfolio, consisting of a similar asset allocation.
The Company utilizes market data or assumptions that market participants would use in pricing the pension plan assets. At December 31, 2016, the Company had $232,575 classified as Level 1 assets, $225,427 classified as Level 2 assets and no assets classified as Level 3. At January 2, 2016, the Company had $167,069 classified as Level 1 assets, $260,323 classified as Level 2 assets and no assets classified as Level 3. The Level 1 assets consisted primarily of certain U.S. equity securities, certain debt securities, certain foreign equity securities and cash and cash equivalents, Level 2 assets consisted primarily of certain debt securities, certain U.S. equity securities, commodity investments, insurance contracts and certain foreign equity securities. Investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists and are measured at a net asset value per share (or its equivalent) as a practical expedient shall not be categorized within the fair value hierarchy. Refer to Note, “Fair Value of Assets and Liabilities,” for the Company’s complete disclosure of the fair value of pension plan assets.
Expected benefit payments are as follows: $59,735 in 2017, $61,466 in 2018, $65,172 in 2019, $66,020 in 2020, $71,575 in 2021 and $363,085 thereafter.
(c) Nonretirement Postemployment Benefit Plans
Certain of the international plans, specifically those acquired in connection with the purchases of Hanes Europe Innerwear and Champion Europe, are in substance nonretirement postemployment benefit plans, which are future liabilities funded through future operational results of the Company. However, for purposes of consolidation, the Company is including these plans within the defined benefit reporting. At December 31, 2016 and January 2, 2016, the total amounts accrued for these plans were $48,330 and $49,646, respectively and the total gain for the year ended December 31, 2016 was $1,824, while the total expense at January 2, 2016 was $499.

(18)	Income Taxes
The provision for income tax computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Years Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Income before income tax expense:
Domestic	(10.2)%	5.6%	13.6%
Foreign	110.2	94.4	86.4
	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income tax	(0.7)	1.1	0.6
Tax on remittance of foreign earnings	9.9	9.1	0.8
Foreign taxes less than U.S. statutory rate	(38.5)	(30.8)	(24.0)
Employee benefits	(0.7)	0.4	0.5
Change in valuation allowance	1.2	2.6	2.1
Release of unrecognized tax benefit reserves	(0.4)	(9.8)	(1.7)
State tax rate change	0.6	2.3	—
Other, net	(0.4)	(0.4)	(0.3)
Taxes at effective worldwide tax rates	6.0%	9.5%	13.0%
The Company has been granted income tax rates lower than statutory rates in two foreign jurisdictions through 2019. These lower rates, when compared with the countries’ statutory rates, resulted in an income tax reduction of approximately $1,300 (negligible impact per diluted share) in 2016, $2,200 ($0.01 per diluted share) in 2015 and $5,000 ($0.01 per diluted share) in 2014.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended December 31, 2016
Domestic	$2,768	$34,590	$37,358
Foreign	38,257	(34,232)	4,025
State	2,083	(9,194)	(7,111)
	$43,108	$(8,836)	$34,272

Year ended January 2, 2016
Domestic	$(2,294)	$9,437	$7,143
Foreign	32,067	(10,235)	21,832
State	4,395	11,648	16,043
	$34,168	$10,850	$45,018

Year ended January 3, 2015
Domestic	$41,608	$(10,517)	$31,067
Foreign	24,290	3,663	27,977
State	6,951	(5,546)	1,405
	$72,849	$(12,400)	$60,449

	Years Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Cash payments for income taxes	$39,655	$23,045	$19,126
Cash payments above represent cash tax payments made by the Company primarily in foreign jurisdictions.
The deferred tax assets and liabilities at the respective year-ends were as follows:

	December 31, 2016	January 2, 2016
Deferred tax assets:
Nondeductible reserves	$1,962	$7,267
Inventories	123,507	112,286
Property and equipment	3,322	—
Bad debt allowance	6,965	7,600
Accrued expenses	20,351	17,068
Employee benefits	181,148	176,307
Tax credits	22,567	34,051
Net operating loss and other tax carryforwards	124,052	94,975
Other	20,355	13,372
Gross deferred tax assets	504,229	462,926
Less valuation allowances	(67,451)	(61,358)
Deferred tax assets	436,778	401,568

Deferred tax liabilities:
Property and equipment	—	439
Derivatives	5,103	3,612
Intangibles	12,226	17,751
Prepaids	5,728	5,316
Deferred tax liabilities	23,057	27,118
Net deferred tax assets	$413,721	$374,450
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
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
The changes in the Company’s valuation allowance for deferred tax assets are as follows:

Balance at December 28, 2013	$32,131
Charge to expenses	9,741
Charged to other accounts (1)	1,885
Balance at January 3, 2015	$43,757
Charge to expenses	12,224
Charged to other accounts (1)	5,377
Balance at January 2, 2016	$61,358
Charge to expenses	6,859
Charged to other accounts (1)	(766)
Balance at December 31, 2016	$67,451
(1) Charges to other accounts include the effects of foreign currency translation and purchase accounting adjustments.
As of December 31, 2016, the valuation allowance for deferred tax assets was $67,451, made up of $45,350 for foreign loss carryforwards, $6,466 for other foreign deferred tax assets, $15,635 for federal and state operating loss carryforwards and other federal deferred tax assets. The net change in the total valuation allowance for 2016 was $6,093 related to an increase of $3,069 for foreign loss carryforwards and other foreign deferred tax assets and $3,024 for federal and state operating loss carryforwards and other domestic deferred tax assets.
At December 31, 2016, the Company has total net operating loss carryforwards of approximately $292,708 for foreign jurisdictions, which will expire as follows:

Fiscal Year:
2017	$28,455
2018	16,069
2019	32,757
2020	31,012
2021	19,419
Thereafter	164,996
At December 31, 2016, the Company had tax credit carryforwards totaling $22,567, which expire beginning after 2020.
At December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $10,769 and $673,488, respectively, which expire beginning after 2018.
At December 31, 2016, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. If these earnings had not been permanently reinvested, deferred taxes of approximately $929,000 would have been recognized in the Consolidated Financial Statements.
In 2016 and 2015, the Company recognized a benefit related to the realization of unrecognized tax benefits resulting from the expiration of statutes of limitations of $4,146 and $3,587, respectively. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next 12 months due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company currently expects a reduction of approximately $8,081 for unrecognized tax benefits accrued at December 31, 2016 within the next 12 months.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 3, 2015 (gross balance of $66,207)	$63,110
Additions based on tax positions related to the current year	2,732
Additions for tax positions of prior years	49
Reductions for tax positions of prior years	(46,111)

Balance at January 2, 2016 (gross balance of $20,085)	$19,780
Additions based on tax positions related to the current year	4,648
Additions for tax positions of prior years	106
Reductions for tax positions of prior years	(4,838)

Balance at December 31, 2016 (gross balance of $20,688)	$19,696
At December 31, 2016, the balance of the Company’s unrecognized tax benefits, which would, if recognized, affect the Company’s annual effective tax rate was $19,696. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $549 in 2016 for interest and penalties classified as income tax expense and $3,669 and $636, respectively in 2015 and 2014, for interest and penalties classified as income tax benefit in the Consolidated Statement of Income. At December 31, 2016 and January 2, 2016, the Company had a total of $3,251 and $2,702, respectively, of interest and penalties accrued related to unrecognized tax benefits.
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, the Internal Revenue Service (“IRS”) began an examination of the Company’s 2011 tax year during the fourth quarter of 2013 and of the Company’s 2012 tax year during the third quarter of 2014, both of which were completed during the third quarter of 2015. As a result in 2015, the Company recorded an income tax benefit of $56,427 due to the remeasurement of certain unrecognized tax benefits. The Company is also subject to examination by various state and international tax authorities. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to any potential assessments. The outcome of any one examination, some of which may conclude during the next 12 months, is not expected to have a material impact on the Company’s financial position or results of operations.

(19)	Stockholders’ Equity
The Company is authorized to issue up to 2,000,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and the Company’s Board of Directors may, without stockholder approval, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At December 31, 2016 and January 2, 2016, 378,687 and 391,653 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding.
On April 27, 2016, the Company’s Board of Directors approved a new share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved in 2007. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. During 2016, under the previous repurchase program, the Company purchased 14,243 shares of the Company’s common stock at a cost of $379,901 (average price of $26.65). During 2015, under the previous repurchase program, the Company purchased 12,148 shares of the Company’s common stock at a cost of $351,495 (average price of $28.91). The Company has not purchased any shares of the Company’s common stock under the new share repurchase program approved in 2016. The primary objective of the share repurchase program is to utilize excess cash to generate shareholder value.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

Preferred Stock Purchase Rights
On October 27, 2015, the Company entered into a Second Amendment to Rights Agreement (the “Second Amendment”) to the original Rights Agreement dated as of September 1, 2006 and previously amended on March 26, 2015 (the “Rights Agreement”) between the Company and Computershare Trust Company, N.A., as Rights Agent, one preferred stock purchase right (a “Right”) was distributed with and attached to each share of the Company’s common stock. Each Right entitled its holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of the Company’s Junior Participating Preferred Stock, Series A (the “Series A Preferred Stock”). The Second Amendment accelerated the expiration of the Rights from September 1, 2016 to November 10, 2015 and had the effect of terminating the Rights Agreement on November 10, 2015. At the time of the termination of the Rights Agreement, all of the Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired. In connection with the termination of the Rights Agreement, on November 10, 2015, the Company eliminated the Series A Preferred Stock issuable upon exercise of the Rights and reclassified the Series A Preferred Stock as authorized but undesignated shares of the Company’s preferred stock.
Dividends
In 2014, the Company’s Board of Directors authorized regular quarterly dividends of $0.075 per share, which were paid in 2014.
In 2015, the Company’s Board of Directors authorized regular quarterly dividends of $0.10 per share, which were paid in 2015. On March 3, 2015, the Company effected a four-for-one stock split in the form of a 300% stock dividend to stockholders of record as of the close of business on February 9, 2015.
In January 2016, the Company’s Board of Directors increased the regular quarterly dividend rate to $0.11 per share on outstanding common stock. During the Company’s 2016 fiscal year, regular quarterly cash dividends of $0.11 per share were paid on March 8, 2016, June 7, 2016, September 7, 2016 and December 6, 2016.
In January 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding common stock to be paid on March 7, 2017 to stockholders of record at the close of business on February 14, 2017.

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
The types of products and services from which each reportable segment derives its revenues are as follows:

•
Innerwear sells basic branded products that are replenishment in nature under the product categories of men’s underwear, women’s panties, children’s underwear, socks, hosiery and intimate apparel, which includes bras and shapewear.

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

•
International primarily relates to the Europe, Australia, Asia, Latin America and Canada geographic locations that sell products that primarily span across the Innerwear and Activewear reportable segments.

The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses and amortization of intangibles. The Company decided in the first quarter

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

of 2016 to revise the manner in which the Company allocates certain selling, general and administrative expenses. Certain prior year segment operating profit disclosures have been revised to conform to current year presentation. The accounting policies of the segments are consistent with those described in Note, “Summary of Significant Accounting Policies.”

	Years Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Net sales:
Innerwear	$2,609,754	$2,680,981	$2,735,268
Activewear	1,570,972	1,576,724	1,423,068
Direct to Consumer	315,560	341,207	368,202
International	1,531,913	1,132,637	798,208
Total net sales	$6,028,199	$5,731,549	$5,324,746

	Years Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Segment operating profit:
Innerwear	$588,265	$623,412	$579,882
Activewear	227,535	246,508	197,218
Direct to Consumer	5,564	15,859	28,468
International	179,917	105,515	92,496
Total segment operating profit	1,001,281	991,294	898,064
Items not included in segment operating profit:
General corporate expenses	(64,995)	(106,379)	(112,952)
Acquisition, integration and other action related charges	(138,519)	(266,060)	(198,933)
Amortization of intangibles	(22,118)	(23,737)	(22,225)
Total operating profit	775,649	595,118	563,954
Other expenses	(51,758)	(3,210)	(2,599)
Interest expense, net	(152,692)	(118,035)	(96,387)
Income from continuing operations before income tax expense	$571,199	$473,873	$464,968
For the year ended December 31, 2016, the Company incurred acquisition, integration and other action related charges of $185,810, of which $39,379 is reported in the “Cost of sales” line, and $99,140 is reported in the “Selling, general and administrative expenses” line and $47,291 is reported in the “Other” line in the Consolidated Statement of Income. For the year ended January 2, 2016, the Company incurred acquisition, integration and other action related charges of $266,060, of which $62,859 is reported in the “Cost of sales” line and $203,201 is reported in the “Selling, general and administrative expenses” line in the Consolidated Statement of Income. For the year ended January 3, 2015, the Company incurred acquisition, integration and other action related charges of $198,933, of which $73,125 is reported in the “Cost of sales” line and $125,808 is reported in the “Selling, general and administrative expenses” line in the Consolidated Statement of Income.
As part of the Hanes Europe Innerwear acquisition strategy, the Company has identified management and administrative positions that are considered non-essential and/or duplicative that will be eliminated. As of January 2, 2016, the Company accrued $53,866 for employee termination and other benefits recognized in accordance with expected benefit payments for affected employees. The charges were reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income. As of December 31, 2016, $21,324 of benefit payments had been made, resulting in an ending accrual of $32,542, of which, $19,196 and $13,346, respectively, is included in the “Accrued liabilities and other - other” and “Other noncurrent liabilities” line of the Consolidated Balance Sheet.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

	December 31, 2016	January 2, 2016
Assets:
Innerwear	$1,670,676	$1,838,452
Activewear	874,006	803,434
Direct to Consumer	93,887	105,053
International	1,091,226	716,934
	3,729,795	3,463,873
Current Assets of Discontinued Operations	45,897	—
Corporate (1)	3,132,042	2,133,717
Total assets	$6,907,734	$5,597,590

	Years Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Depreciation and amortization expense:
Innerwear	$37,802	$39,235	$40,688
Activewear	19,196	21,626	21,314
Direct to Consumer	5,365	6,104	6,931
International	18,694	13,201	7,044
	81,057	80,166	75,977
Corporate	22,118	23,737	22,225
Total depreciation and amortization expense	$103,175	$103,903	$98,202

	Years Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Additions to property, plant and equipment:
Innerwear	$29,119	$44,183	$37,641
Activewear	11,518	22,331	13,378
Direct to Consumer	3,312	8,802	7,641
International	23,520	18,022	4,737
	67,469	93,338	63,397
Corporate	15,930	6,037	914
Total additions to long-lived assets	$83,399	$99,375	$64,311

(1)
Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets. Prior year corporate assets have been recast to reflect the adoption of ASU 2015-03 and the applicable reclassification of debt issuance costs.

Sales to Wal-Mart and Target were substantially in the Innerwear and Activewear segments and represented 20% and 15% of total sales in 2016, respectively. Sales to Wal-Mart and Target represented 23% and 15% of total net sales in 2015, respectively. Sales to Wal-Mart and Target represented 24% and 17% of total net sales in 2014, respectively.
Worldwide sales by product category for Innerwear and Activewear were $4,112,598 and $1,915,601, respectively, in 2016. Worldwide sales by product category for Innerwear and Activewear were $3,973,645 and $1,757,904, respectively, in 2015. Worldwide sales by product category for Innerwear and Activewear were $3,734,188 and $1,590,558, respectively, in 2014.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(amounts in thousands, except per share data)

(21)	Geographic Area Information

	Years Ended or at
	December 31, 2016		January 2, 2016		January 3, 2015
	Sales	Property, Net	Sales	Property, Net	Sales	Property, Net
United States	$4,489,593	$131,081	$4,594,665	$130,235	$4,525,160	$126,234
France	290,698	18,776	301,010	20,777	127,786	23,935
Australia	278,298	320	23,073	579	29,727	862
Japan	182,307	942	119,693	867	107,820	524
Italy	174,095	15,405	93,667	16,785	36,643	19,874
Germany	110,748	13,649	104,311	15,573	43,655	10,694
Europe (Other)	96,381	38,825	103,911	17,242	53,949	24,124
Canada	90,585	1,093	105,869	1,196	140,132	1,316
Spain	65,207	6,818	58,824	7,464	28,152	11,749
Mexico	60,362	1,453	66,197	1,809	74,698	1,889
United Kingdom	32,409	825	29,484	942	15,178	1,208
Brazil	28,829	5,051	31,934	4,322	48,633	2,643
China	5,338	97,194	5,016	106,575	9,152	116,535
Central America and the Caribbean Basin	2,846	269,996	4,180	276,402	2,651	278,679
Other	120,503	91,036	89,715	49,694	81,410	54,113
	$6,028,199	$692,464	$5,731,549	$650,462	$5,324,746	$674,379
The net sales by geographic region are attributed by customer location.

(22)	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
2016
Net sales	$1,219,140	$1,472,731	$1,761,019	$1,575,309	$6,028,199
Gross profit	457,256	557,291	649,366	612,135	2,276,048
Income from continuing operations	80,269	128,143	172,790	155,725	536,927
Income from discontinued operations, net of tax	—	—	1,068	1,387	2,455
Net income	80,269	128,143	173,858	157,112	539,382
Earnings per share - basic:
Continuing operations	0.21	0.34	0.46	0.41	1.41
Discontinuing operations	—	—	—	—	0.01
Earnings per share - diluted:
Continuing operations	0.21	0.34	0.45	0.41	1.40
Discontinuing operations	—	—	—	—	0.01

2015
Net sales	$1,208,921	$1,522,033	$1,591,038	$1,409,557	$5,731,549
Gross profit	446,231	568,225	580,750	541,126	2,136,332
Net income	52,636	94,902	162,154	119,163	428,855
Basic earnings per share	0.13	0.23	0.41	0.30	1.07
Diluted earnings per share	0.13	0.23	0.40	0.30	1.06