Form 10-K/A
period 2016-12-31
Hanesbrands Inc.
filed 2017-02-23
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
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

EXPLANATORY NOTE

The sole purpose of this Amendment No.1 on Form 10-K/A (the “Amendment”) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed with the Securities and Exchange Commission on February 3, 2017 (“the Original Filing”), is to include the following exhibit:

Exhibit
Number                      Description
23.1             Consent of PricewaterhouseCoopers LLP.

The Company had in its possession an executed copy of Exhibit 23.1, dated as of the date of the Original Filing, at the time of such filing; however, Exhibit 23.1 was inadvertently omitted from the Original Filing. The sole purpose of this Amendment is to correct this inadvertent omission of the consent from the Original Filing.

This Amendment speaks as of the date of the Original Filing. Except as noted herein, the Amendment does not modify or update in any way disclosures made in the Original Filing (other than to include Exhibit 23.1 as described above), or reflect events that may have occurred subsequent to the Original Filing.

This Amendment contains only the exhibit to the Original Filing that is being corrected and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Unaffected parts or exhibits of the Original Filing are not included herein. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time of the Original Filing.

INDEX TO EXHIBITS
References in this Index to Exhibits to the “Registrant” are to Hanesbrands Inc. The Registrant will furnish you, without charge, a copy of any exhibit, upon written request. Written requests to obtain any exhibit should be sent to Corporate Secretary, Hanesbrands Inc., 1000 East Hanes Mill Road, Winston-Salem, North Carolina 27105.

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Gerald W. Evans, Jr., Chief Executive Officer.

31.2	Certification of Richard D. Moss, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of February 2017.

HANESBRANDS INC.

/s/ Gerald W. Evans, Jr.
Gerald W. Evans, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Gerald W. Evans, Jr.	Chief Executive Officer (principal executive officer)	February 23, 2017
Gerald W. Evans, Jr.

/s/ Richard D. Moss	Chief Financial Officer (principal financial officer)	February 23, 2017
Richard D. Moss

/s/ M. Scott Lewis	Chief Accounting Officer and Controller (principal accounting officer)	February 23, 2017
M. Scott Lewis