Form 10-Q
period 2017-04-01
Hanesbrands Inc.
filed 2017-05-03
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, there were 364,151,859 shares of the registrant’s common stock outstanding.

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
Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016, under the caption “Risk Factors,” and available on the “Investors” section of our corporate website, www.Hanes.com/investors.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2016, particularly under the caption “Risk Factors.” We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended
	April 1, 2017	April 2, 2016
Net sales	$1,380,355	$1,219,140
Cost of sales	840,824	761,884
Gross profit	539,531	457,256
Selling, general and administrative expenses	418,263	334,851
Operating profit	121,268	122,405
Other expenses	1,384	649
Interest expense, net	42,137	31,566
Income from continuing operations before income tax expense	77,747	90,190
Income tax expense	4,665	9,921
Income from continuing operations	73,082	80,269
Loss from discontinued operations, net of tax	(2,465)	—
Net income	$70,617	$80,269

Earnings per share — basic:
Continuing operations	$0.20	$0.21
Discontinued operations	(0.01)	—
Net income	$0.19	$0.21

Earnings per share — diluted:
Continuing operations	$0.19	$0.21
Discontinued operations	(0.01)	—
Net income	$0.19	$0.21

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended
	April 1, 2017	April 2, 2016
Net income	$70,617	$80,269
Other comprehensive income, net of tax of $4,092, and $1,439, respectively	16,226	10,216
Comprehensive income	$86,843	$90,485

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	April 1, 2017	December 31, 2016
Assets
Cash and cash equivalents	$463,623	$460,245
Trade accounts receivable, net	800,467	836,924
Inventories	1,998,501	1,840,565
Other current assets	196,216	137,535
Current assets of discontinued operations	—	45,897
Total current assets	3,458,807	3,321,166
Property, net	620,393	692,464
Trademarks and other identifiable intangibles, net	1,318,904	1,285,458
Goodwill	1,118,509	1,098,540
Deferred tax assets	467,993	464,872
Other noncurrent assets	71,322	67,980
Total assets	$7,055,928	$6,930,480

Liabilities and Stockholders’ Equity
Accounts payable	$756,176	$761,647
Accrued liabilities	629,494	619,795
Notes payable	43,418	56,396
Accounts Receivable Securitization Facility	192,786	44,521
Current portion of long-term debt	140,620	133,843
Current liabilities of discontinued operations	—	9,466
Total current liabilities	1,762,494	1,625,668
Long-term debt	3,763,119	3,507,685
Pension and postretirement benefits	375,036	371,612
Other noncurrent liabilities	197,219	201,601
Total liabilities	6,097,868	5,706,566

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 364,146,239 and 378,687,052, respectively	3,641	3,787
Additional paid-in capital	253,643	260,002
Retained earnings	1,120,541	1,396,116
Accumulated other comprehensive loss	(419,765)	(435,991)
Total stockholders’ equity	958,060	1,223,914
Total liabilities and stockholders’ equity	$7,055,928	$6,930,480

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Quarter Ended
	April 1, 2017	April 2, 2016
Operating activities:
Net income	$70,617	$80,269
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	28,765	22,820
Net loss on disposition of businesses	1,639	—
Amortization of debt issuance costs	2,701	1,790
Stock compensation expense	3,528	7,508
Deferred taxes and other	5,292	(8,372)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	49,553	(34,927)
Inventories	(140,610)	(140,393)
Other assets	(6,775)	3,030
Accounts payable	(14,328)	(141,341)
Accrued pension and postretirement benefits	6,341	(37,793)
Accrued liabilities and other	(29,521)	(37,397)
Net cash from operating activities	(22,798)	(284,806)
Investing activities:
Purchases of property, plant and equipment	(16,049)	(27,859)
Proceeds from sales of assets	4,603	15,286
Acquisition of businesses, net of cash acquired	(524)	(7,062)
Disposition of businesses	37,434	—
Net cash from investing activities	25,464	(19,635)
Financing activities:
Borrowings on notes payable	27,893	368,778
Repayments on notes payable	(42,540)	(367,016)
Borrowings on Accounts Receivable Securitization Facility	213,539	53,261
Repayments on Accounts Receivable Securitization Facility	(65,274)	(48,424)
Borrowings on Revolving Loan Facilities	1,265,000	1,471,500
Repayments on Revolving Loan Facilities	(1,009,500)	(732,500)
Repayments on Term Loan Facilities	(13,594)	(10,126)
Borrowings on International Debt	—	2,895
Repayments on International Debt	(16,226)	(1,728)
Share repurchases	(299,919)	(379,901)
Cash dividends paid	(55,875)	(42,683)
Taxes paid related to net shares settlement of equity awards	(1,669)	(837)
Other	2,676	1,465
Net cash from financing activities	4,511	314,684
Effect of changes in foreign exchange rates on cash	(3,799)	3,010
Change in cash and cash equivalents	3,378	13,253
Cash and cash equivalents at beginning of year	460,245	319,169
Cash and cash equivalents at end of period	$463,623	$332,422

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
As a result of further policy harmonization related to acquired businesses, certain prior year amounts in the condensed consolidated financial statements, none of which are material, have been reclassified to conform with the current year presentation. The reclassification is between the “Trade accounts receivable, net” line and the “Accrued liabilities” line of $22,746 as of December 31, 2016. This reclassification had no impact on the Company’s results of operations.
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
Inventory
In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory”, which requires inventory to be recorded at the lower of cost or net realizable value. The new standard was effective for the Company in the first quarter of 2017. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Hedge Accounting
In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. The new standard, which can be adopted prospectively or on a modified retrospective basis, is effective for the Company in the first quarter of 2017. Also in March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”, which clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The new standard was effective for the Company in the first quarter of 2017. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations and cash flows.
Revenue from Contracts with Customers
In July 2015, the FASB announced a delay of effective dates for the new accounting rules related to revenue recognition for contracts with customers by one year. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Customers (Principal versus Agent Considerations)”, which clarifies revenue recognition when an agent, along with the entity, is involved in providing a good or service to a customer. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing)”, which clarifies the principle for determining whether a good or service is “separately identifiable” and, therefore, should be accounted for separately. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients)”, which clarifies the objective of the collectability criterion. A separate update issued in May 2016 clarifies the accounting for shipping and handling fees and costs as well as accounting for consideration given by a vendor to a customer. The new standard will be effective for the Company in the first quarter of 2018 with retrospective application required. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations or cash flows.
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
Income Taxes
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. The update eliminates the exception for an intra-entity transfer of an asset other than inventory, which aligns the recognition of income tax consequences for such transfers. The update requires the recognition of current and deferred income taxes resulting from these transfers when the transfer occurs rather than when it is sold to an external party. The new rules will be effective for the Company in the first quarter of 2018. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.
Definition of a Business
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The update provides for the application of a screen test to consider whether substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If the screen test determines this to be true, the set is not a business. The new rules will be effective for the Company in the first quarter of 2018. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.
Compensation Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost. The update requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The new rules will be effective for the Company in the first quarter of 2018. Early adoption is permitted. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.
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
The allocation of the purchase price is preliminary and subject to change. The primary areas of the purchase price that are not yet finalized are related to certain income taxes and residual goodwill. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances, which existed at the valuation date.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Champion Europe
On June 30, 2016, the Company acquired 100% of Champion Europe S.p.A. (“Champion Europe”), which owns the trademark for the Champion brand in Europe, the Middle East and Africa, from certain individual shareholders in an all-cash transaction valued at €220,751 ($245,554) on an enterprise value basis, less working capital adjustments as defined in the purchase agreement, which includes €40,700 ($45,277) in estimated contingent consideration. US dollar equivalents are based on acquisition date exchange rates. The Company funded the acquisition through a combination of cash on hand and a portion of the net proceeds from the 3.5% Senior Notes issued in June 2016.
The estimated contingent consideration is included in the “Accrued liabilities” line in the accompanying Condensed Consolidated Balance Sheet and is based on 10 times Champion Europe’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of €18,600, calculated as defined by the purchase agreement, for the calendar year 2016 and is payable in 2017. The contingent consideration is required to be revalued each reporting period until paid. At April 1, 2017, the contingent consideration payment was pending finalization of Champion Europe’s calendar year 2016 EBITDA calculation, in accordance with the purchase agreement. The settlement payment is estimated to be between €37,800 and €83,600. Management continues to evaluate the proposed adjustments to the EBITDA calculation, and as such has maintained the accrual for the contingent consideration at €40,700 which is consistent with management’s expectations for the final settlement.
The allocation of purchase price is preliminary and subject to change. The primary areas of the purchase price allocation that are not yet finalized are related to certain income taxes and residual goodwill. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the acquisition date. The acquired assets, contingent consideration and assumed liabilities at the date of acquisition (June 30, 2016) include the following:

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
As part of the Company’s acquisition of Hanes Australasia, the Company acquired Hanes Australasia’s legacy Dunlop Flooring and Tontine Pillow businesses. The Company concluded that these businesses were not a strategic fit; therefore, the decision was made to divest of the businesses.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

In February 2017, the Company sold its Dunlop Flooring business for AUD$34,564 ($26,219) in net cash proceeds at the time of sale, with an additional AUD$1,010 ($766) of proceeds received in April 2017 related to a working capital adjustment, resulting in a pre-tax loss of AUD$3,039 ($2,331). US dollar equivalents are based on exchange rates on the date of the sale transaction. The Dunlop Flooring business was reported as part of discontinued operations since the date of acquisition.
In March 2017, the Company sold its Tontine Pillow business for AUD$13,500 ($10,363) in net cash proceeds at the time of sale. A working capital adjustment payment of AUD$1,348 ($1,035) was accrued as of the quarter ended April 1, 2017 and paid to the buyer in April 2017, resulting in a net pre-tax gain of AUD$2,033 ($1,565). US dollar equivalents are based on exchange rates on the date of the sale transaction. The Tontine Pillow business was reported as part of discontinued operations since the date of acquisition.
The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to these businesses that were eliminated from ongoing operations. The key components from discontinued operations related to the Dunlop Flooring and Tontine Pillow businesses were as follows:

Quarter Ended
April 1, 2017
Net sales	$6,865
Cost of sales	4,507
Gross profit	2,358
Selling, general and administrative expenses	3,731
Operating loss	(1,373)
Other expenses	303
Net loss on disposal of businesses	766
Loss from discontinued operations before income tax expense	(2,442)
Income tax expense	23
Net loss from discontinued operations, net of tax	$(2,465)

(5)	Stockholders’ Equity
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method.
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended
	April 1, 2017	April 2, 2016
Basic weighted average shares outstanding	373,218	386,598
Effect of potentially dilutive securities:
Stock options	1,640	1,400
Restricted stock units	385	1,040
Employee stock purchase plan and other	8	5
Diluted weighted average shares outstanding	375,251	389,043
For the quarters ended April 1, 2017 and April 2, 2016, no options were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the quarter ended April 1, 2017, 42 restricted stock units were excluded from the diluted earnings per share calculation, and for the quarter ended April 2, 2016, no restricted stock units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.
For the quarters ended April 1, 2017 and April 2, 2016, the Company declared cash dividends of $0.15 and $0.11 per share, respectively.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

On April 25, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding common stock to be paid on June 6, 2017 to stockholders of record at the close of business on May 16, 2017.
On April 27, 2016, the Company’s Board of Directors approved a new share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. For the quarter ended April 1, 2017, the Company entered into transactions to repurchase 14,696 shares at a weighted average repurchase price of $20.39 per share. The shares were repurchased at a total cost of $299,919. For the quarter ended April 2, 2016, the Company repurchased 14,243 shares under the previous share repurchase program approved in 2007, at a weighted average purchase price of $26.65 per share. The shares were repurchased at a total cost of $379,901. At April 1, 2017, the remaining repurchase authorization under the current share repurchase program totaled 25,304 shares. The program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

(6)	Inventories
Inventories consisted of the following:

	April 1, 2017	December 31, 2016
Raw materials	$138,868	$131,228
Work in process	205,381	185,066
Finished goods	1,654,252	1,524,271
	$1,998,501	$1,840,565

(7)	Debt
Debt consisted of the following:

	Interest Rate as of April 1, 2017	Principal Amount		Maturity Date
		April 1, 2017	December 31, 2016
Senior Secured Credit Facility:
Revolving Loan Facility	2.74%	$255,500	$—	April 2020
Term Loan A	2.70%	641,875	655,469	April 2020
Term Loan B	3.48%	318,625	318,625	April 2022
Australian Term A-1	3.18%	152,587	143,544	July 2019
Australian Term A-2	3.48%	152,587	143,544	July 2021
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	532,681	520,617	June 2024
European Revolving Loan Facility	1.50%	64,593	62,474	September 2017
Accounts Receivable Securitization Facility	1.78%	192,786	44,521	March 2018
Other International Debt	Various	30,386	43,789	Various
		4,141,620	3,732,583
Less long-term debt issuance cost		45,095	46,534
Less current maturities		333,406	178,364
		$3,763,119	$3,507,685
As of April 1, 2017, the Company had $739,817 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account outstanding borrowings and $4,683 of standby and trade letters of credit issued and outstanding under this facility. The Company also had $43,062 of borrowing availability under the European Revolving Loan Facility and $49,854 of borrowing availability under the Australian Revolving Loan Facility after taking into account outstanding borrowings and letters of credit outstanding under the applicable facility.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

In March 2017, the Company amended the accounts receivable securitization facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment primarily extended the termination date to March 2018.
As of April 1, 2017, the Company was in compliance with all financial covenants under its credit facilities.

(8)	Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 31, 2016	$(78,059)	$13,772	$(606,583)	$234,879	$(435,991)
Amounts reclassified from accumulated other comprehensive loss	—	(298)	4,810	(1,734)	2,778
Current-period other comprehensive income (loss) activity	25,736	(18,114)	—	5,826	13,448

Balance at April 1, 2017	$(52,323)	$(4,640)	$(601,773)	$238,971	$(419,765)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarter Ended
		April 1, 2017	April 2, 2016
Gain on foreign exchange contracts	Cost of sales	$298	$2,324
	Income tax	(113)	(904)
	Net of tax	185	1,420
Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	(4,810)	(4,205)
	Income tax	1,847	1,636
	Net of tax	(2,963)	(2,569)

Total reclassifications		$(2,778)	$(1,149)

(9)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of April 1, 2017, the notional U.S. dollar equivalent of commitments to sell foreign currencies within the Company’s derivative portfolio was $560,246, primarily consisting of contracts hedging exposures to the Australian dollar, Euro, Canadian dollar, Mexican peso, and the New Zealand dollar.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		April 1, 2017	December 31, 2016
Hedges	Other current assets	$3,828	$16,729
Non-hedges	Other current assets	2,475	4,363
Total derivative assets		6,303	21,092

Hedges	Accrued liabilities	(4,965)	(207)
Non-hedges	Accrued liabilities	(2,179)	(172)
Total derivative liabilities		(7,144)	(379)

Net derivative (liability) asset		$(841)	$20,713
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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $2,279.
The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statements of Income.
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Loss Recognized in AOCI (Effective Portion)
	Quarter Ended
	April 1, 2017	April 2, 2016
Foreign exchange contracts	$(18,114)	$(5,578)

	Location of Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)
		Quarter Ended
		April 1, 2017	April 2, 2016
Foreign exchange contracts	Cost of sales	$298	$2,324
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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income
		Quarter Ended
		April 1, 2017	April 2, 2016
Foreign exchange contracts	Selling, general and administrative expenses	$(4,264)	$(2,408)

(10)	Fair Value of Assets and Liabilities
As of April 1, 2017, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates, deferred compensation plan liabilities and contingent consideration resulting from the Champion Europe acquisition. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The fair value of the contingent consideration obligation is determined by applying a multiple of 10 times Champion Europe’s EBITDA for calendar year 2016 in excess of €18,600, as defined per the purchase agreement, as further described in Note 3 to the Company’s condensed consolidated financial statements, and is categorized as Level 3. The contingent consideration obligation will be revalued each reporting period until the related contingencies are resolved, with any adjustments to the fair value recognized in earnings. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.
There were no changes during the quarter ended April 1, 2017 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers into or out of Level 1, Level 2 or Level 3 during the quarter ended April 1, 2017. As of and during the quarter ended April 1, 2017, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of April 1, 2017
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$6,303	$—	$6,303	$—
Foreign exchange derivative contracts	(7,144)	—	(7,144)	—
	(841)	—	(841)	—
Champion Europe contingent consideration	(43,815)	—	—	(43,815)
Deferred compensation plan liability	(52,089)	—	(52,089)	—
Total	$(96,745)	$—	$(52,930)	$(43,815)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Assets (Liabilities) at Fair Value as of December 31, 2016
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$21,092	$—	$21,092	$—
Foreign exchange derivative contracts	(379)	—	(379)	—
	20,713	—	20,713	—
Champion Europe contingent consideration	(42,378)	—	—	(42,378)
Deferred compensation plan liability	(51,868)	—	(51,868)	—
Total	$(73,533)	$—	$(31,155)	$(42,378)
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of April 1, 2017 and December 31, 2016. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $20,320 and $18,726 as of April 1, 2017 and December 31, 2016, respectively. The fair value of debt, which is classified as a Level 2 liability, was $4,095,861 and $3,729,270 as of April 1, 2017 and December 31, 2016, respectively. Debt had a carrying value of $4,141,620 and $3,732,583 as of April 1, 2017 and December 31, 2016, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of April 1, 2017 and December 31, 2016, primarily due to the short-term nature of these instruments.

(11)	Income Taxes
The Company’s effective income tax rate for continuing operations was 6% and 11% for the quarters ended April 1, 2017 and April 2, 2016, respectively. The lower effective income tax rate for the quarter ended April 1, 2017 compared to the quarter ended April 2, 2016 was primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries, as well as an income tax benefit recognized in the first quarter of 2017 related to the realization of an unrecognized tax benefit resulting from the effective settlement of positions in foreign jurisdictions.

(12)	Business Segment Information
In the first quarter of 2017, the Company realigned its reporting segments to reflect the new model under which the business will be managed and results will be reviewed by the chief executive officer, who is the Company’s chief operating decision maker. The former Direct to Consumer segment, which consisted of the Company’s U.S. value-based (“outlet”) stores, legacy catalog business and U.S. retail Internet operations, was eliminated. The Company’s U.S. retail Internet operations, which sells products directly to consumers, is now reported in the respective Innerwear and Activewear segments. Other consists of the Company’s U.S. value-based (“outlet”) stores, U.S. hosiery business (previously reported in the Innerwear segment) and legacy catalog operations. Prior year segment sales and operating profit results have been revised to conform to the current year presentation.
The Company’s operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms.
The types of products and services from which each reportable segment derives its revenues are as follows:

•
Innerwear sells basic branded products that are replenishment in nature under the product categories of men’s underwear, panties, children’s underwear, socks and intimate apparel, which includes bras and shapewear.

•
Activewear sells basic branded products that are primarily seasonal in nature under the product categories of branded printwear and retail activewear, as well as licensed logo apparel in collegiate bookstores, mass retail and other channels.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

•
International primarily relates to the Europe, Australia, Asia, Latin America and Canada geographic locations that sell products that primarily span across the Innerwear and Activewear product categories.

The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, acquisition-related and integration charges and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016.

	Quarter Ended
	April 1, 2017	April 2, 2016
Net sales:
Innerwear	$505,190	$537,021
Activewear	327,343	316,543
International	477,398	279,087
Other	70,424	86,489
Total net sales	$1,380,355	$1,219,140

	Quarter Ended
	April 1, 2017	April 2, 2016
Segment operating profit:
Innerwear	$102,701	$109,735
Activewear	33,408	32,105
International	50,495	24,719
Other	445	5,679
Total segment operating profit	187,049	172,238
Items not included in segment operating profit:
General corporate expenses	(20,229)	(21,435)
Acquisition-related and integration charges	(38,367)	(24,669)
Amortization of intangibles	(7,185)	(3,729)
Total operating profit	121,268	122,405
Other expenses	(1,384)	(649)
Interest expense, net	(42,137)	(31,566)
Income from continuing operations before income tax expense	$77,747	$90,190
For the quarter ended April 1, 2017, the Company incurred acquisition-related and integration charges of $38,367, of which $15,475 is reported in the “Cost of sales” line and $22,892 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended April 2, 2016, the Company incurred acquisition-related and integration charges of $24,669, of which $4,869 is reported in the “Cost of sales” line and $19,800 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
As part of the Hanes Europe Innerwear acquisition strategy, in 2015 the Company identified management and administrative positions that were considered non-essential and/or duplicative that have or will be eliminated. As of December 31, 2016, the Company had accrued approximately $32,542 for expected benefit payments related to employee termination and other benefits for affected employees. During the quarter ended April 1, 2017, there were approximately $2,274 of benefit payments and foreign currency adjustments, resulting in an accrual of $30,268, of which, $15,612 and $14,656, is included in the “Accrued liabilities” and “Other noncurrent liabilities” lines of the Condensed Consolidated Balance Sheet, respectively.
In the first quarter of 2017, the Company approved an action to resize its U.S. corporate office workforce through a voluntary separation program affecting employees primarily in the Innerwear and Activewear segments. As of April 1, 2017, the Company accrued approximately $10,145 for employee termination and other benefits in accordance with expected benefit payments, with the majority of charges reflected in the “Selling, general and administrative expenses” line of the Condensed

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Consolidated Statements of Income. As of April 1, 2017, no benefit payments had been made. The accrual is included in the “Accrued liabilities” line of the Condensed Consolidated Balance sheet, respectively.
The Company also closed its Nanjing, China textile plant in the first quarter of 2017 as part of a plan to realign its Asia textile production in order to better support its global commercial footprint, which has evolved over the past 10 years through major acquisitions in the United States, Europe and Australia. As of April 1, 2017, the Company accrued approximately $8,534 for employee termination and other benefits, in general corporate expenses, in accordance with expected benefit payments for employees. The charges, along with other facility exit costs of $2,831, were reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income. The accrual is included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheet. As of April 1, 2017, the Nanjing, China textile plant, valued at $65,570, was classified as assets held for sale and reported within the “Other current assets” line of the Condensed Consolidated Balance Sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2016, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2016.
Overview
We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, DIM, Maidenform, Playtex, Bonds, Bali, JMS/Just My Size, Nur Die/Nur Der, L’eggs, Lovable, Wonderbra, Flexees, Berlei, Lilyette and Gear for Sports. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery.
Our operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category, geographic location and distribution channel. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. In the first quarter of 2017, we realigned our reporting segments to reflect the new model under which the business will be managed and results will be reviewed by the chief executive officer, who is our chief operating decision maker. The former Direct to Consumer segment, which consisted of our U.S. value-based (“outlet”) stores, legacy catalog business and U.S. retail Internet operations, was eliminated. Our U.S. retail Internet operations, which sells products directly to consumers, is now reported in the respective Innerwear and Activewear segments. Other consists of our U.S. value-based (“outlet”) stores, U.S. hosiery business (previously reported in the Innerwear segment) and legacy catalog operations. Prior year segment sales and operating profit results have been revised to conform to the current year presentation.
Highlights from the Quarter Ended April 1, 2017
Key financial highlights are as follows:

•	Total net sales in the first quarter of 2017 were $1.4 billion, compared with $1.2 billion in the same period of 2016, representing a 13% increase.

•
Operating profit decreased 1% to $121 million in the first quarter of 2017, compared with $122 million in the same period of 2016. As a percentage of sales, operating profit was 8.8% in the first quarter of 2017 compared to 10.0% in the same period of 2016. Included within operating profit for both the first quarter of 2017 and 2016 were acquisition-related and integration charges of $38 million and $25 million, respectively.

•	Diluted earnings per share from continuing operations decreased 10% to $0.19 in the first quarter of 2017, compared with $0.21 in the same period of 2016.

•	We repurchased approximately 14.7 million shares of our common stock for approximately $300 million at a weighted average cost per share of $20.39.

•
As part of our acquisition of Pacific Brands (“Hanes Australasia”) in July 2016, we acquired the Dunlop Flooring and the Tontine Pillow businesses. These businesses were not a strategic fit and, therefore, the decision was made to divest of the aforementioned businesses. Both sale transactions were completed during the quarter, resulting in a combined pre-tax loss of $1 million, which was reported as part of discontinued operations.

Outlook
We expect our 2017 full year net sales to be approximately $6.45 billion to $6.55 billion.
Interest and other expenses are expected to be approximately $175 million, combined.
We estimate our full year effective income tax rate to be comparable with prior year, assuming no changes to U.S. tax law and policy.

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
Condensed Consolidated Results of Operations — First Quarter Ended April 1, 2017 Compared with First Quarter Ended April 2, 2016

	Quarter Ended
	April 1, 2017	April 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,380,355	$1,219,140	$161,215	13.2%
Cost of sales	840,824	761,884	78,940	10.4
Gross profit	539,531	457,256	82,275	18.0
Selling, general and administrative expenses	418,263	334,851	83,412	24.9
Operating profit	121,268	122,405	(1,137)	(0.9)
Other expenses	1,384	649	735	113.3
Interest expense, net	42,137	31,566	10,571	33.5
Income from continuing operations before income tax expense	77,747	90,190	(12,443)	(13.8)
Income tax expense	4,665	9,921	(5,256)	(53.0)
Income from continuing operations	73,082	80,269	(7,187)	(9.0)
Income from discontinued operations, net of tax	(2,465)	—	(2,465)	NM
Net income	$70,617	$80,269	$(9,652)	(12.0)%
Net Sales
Net sales increased 13% during the first quarter of 2017 primarily due to the following:

•	Acquisitions of Hanes Australasia, Champion Europe and GTM in 2016, which added incremental net sales of approximately $213 million in 2017;

•	Higher net sales in our Activewear segment primarily driven by Champion sales within the mass merchant channel;

•	Growth in our men’s underwear business; and

•	Continued growth in Asia within our Activewear product category.
Partially offset by:

•
Lower net sales in our remaining Innerwear product categories as a result of challenging consumer traffic at retail, cautious inventory management by retailers and store closures within the mid-tier and department store channel; and

•	Lower net sales in Other driven by continued declines in Hosiery, slower traffic at our outlet stores and the planned exit from our legacy catalog business in the third quarter of 2016.
Gross Profit
The increase in gross profit was attributable to higher sales volume primarily from acquisitions, supply chain efficiencies and synergies recognized from the integration of our acquisitions, offset slightly by higher acquisition-related and integration charges. Included in gross profit in the first quarter of 2017 and 2016 are charges of approximately $15 million and $5 million, respectively, related to acquisition-related and integration costs. The higher acquisition-related and integration charges in the first quarter of 2017 is partially attributed to the Nanjing, China textile facility closure.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 30.3% for the first quarter of 2017 compared to 27.5% in the same period of 2016. Included in selling, general and administrative expenses were charges of $23 million and $20 million of acquisition-related and integration costs for the first quarter of 2017 and 2016, respectively. Selling, general and administrative expenses, as a percentage of net sales, increased due to the higher proportion of selling, general and administrative expenses for the recently acquired entities, primarily Hanes Australasia and Champion Europe and expenses related to our U.S. corporate office voluntary severance program, offset by synergy benefits from the integration of prior acquisitions and continued cost control.
Other Highlights
Interest Expense – higher by $11 million in the first quarter of 2017 compared to the first quarter of 2016 primarily due to higher debt balances from prior year acquisitions and share repurchases in 2017. Our weighted average interest rate on our outstanding debt was 3.74% during the first quarter of 2017, compared to 3.59% in first quarter of 2016.
Income Tax Expense – our effective income tax rate was 6% and 11% for the first quarter of 2017 and 2016, respectively.  The lower tax rate in 2017 compared to the same period in 2016 is primarily due to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries, as well as an income tax benefit recognized in the first quarter of 2017 related to the realization of an unrecognized tax benefit resulting from the effective settlement of positions in foreign jurisdictions.
Discontinued Operations – the results of our discontinued operations include the operations of two businesses, Dunlop Flooring and Tontine Pillow, which were purchased in the Hanes Australasia acquisition in 2016 and sold during the first quarter of 2017.
Operating Results by Business Segment — First Quarter Ended April 1, 2017 Compared with First Quarter Ended April 2, 2016

	Net Sales		Operating Profit
	Quarter Ended		Quarter Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
	(dollars in thousands)
Innerwear	$505,190	$537,021	$102,701	$109,735
Activewear	327,343	316,543	33,408	32,105
International	477,398	279,087	50,495	24,719
Other	70,424	86,489	445	5,679
Corporate	—	—	(65,781)	(49,833)
Total	$1,380,355	$1,219,140	$121,268	$122,405

Innerwear

	Quarter Ended
	April 1, 2017	April 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$505,190	$537,021	$(31,831)	(5.9)%
Segment operating profit	102,701	109,735	(7,034)	(6.4)
Innerwear net sales decreased in both our basics and intimates apparel businesses. Strength in men’s underwear, partially driven by FreshIQ, was more than offset by declines in other product categories due to challenging consumer traffic at retail and cautious inventory management by retailers. Our intimate apparel business experienced sales declines driven by a single retailer’s planned store closures, partially offset by strong performance from our new Maidenform sport and millennial product offerings.
Decreased operating profit was driven largely by lower sales volume and charges related to the voluntary separation program in the first quarter, offset partially by continued cost control.
Activewear

	Quarter Ended
	April 1, 2017	April 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$327,343	$316,543	$10,800	3.4%
Segment operating profit	33,408	32,105	1,303	4.1
Activewear net sales increased due to Champion sales growth within the mass merchant channel and our expansion into the teamwear and fanware space with the acquisition of GTM in 2016, offset partially by sales declines in Hanes activewear within the mass merchant channel.
Operating profit increased as a result of higher sales volume and a shift to more profitable product sales mix in the quarter, offset partially by charges related to the voluntary separation program.
International

	Quarter Ended
	April 1, 2017	April 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$477,398	$279,087	$198,311	71.1%
Segment operating profit	50,495	24,719	25,776	104.3
Net sales in the International segment were higher as a result of the following:

•	Incremental net sales from the acquisitions of Hanes Australasia and Champion Europe in 2016; and

•	Continued growth in Asia within our Activewear product category.
Partially offset by:

•	Lower net sales in Hanes Europe Innerwear, due to the slowing of certain European economies and the unfavorable impact of foreign currency exchange rates.
Operating profit increased primarily due to higher sales volume, coupled with cost synergies realized in our Hanes Europe Innerwear business.

Other

	Quarter Ended
	April 1, 2017	April 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$70,424	$86,489	$(16,065)	(18.6)%
Segment operating profit	445	5,679	(5,234)	(92.2)
Other net sales were lower as a result of continued declines in hosiery, slower traffic at our outlet stores and the planned exit from our legacy catalog business in 2016. Operating profit decreased as a result of lower sales volume, offset, in part, by continued cost control.
Corporate
Corporate expenses included certain administrative costs and acquisition-related and integration charges totaling $38 million in the first quarter of 2017 as compared to $25 million in the first quarter ended 2016. Acquisition-related and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, information technology costs and similar charges.

	Quarter Ended
	April 1, 2017	April 2, 2016
	(dollars in thousands)
Acquisition-related and integration costs:
Hanes Europe Innerwear	$19,878	$19,034
Hanes Australasia	12,008	—
Knights Apparel	5,239	3,910
Champion Europe	1,168	—
Other acquisitions	74	1,725
Total acquisition-related and integration costs	$38,367	$24,669
Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
Our primary sources of liquidity are cash generated by operations and availability under our $1.0 billion revolving credit facility (the “Revolving Loan Facility”), our senior secured credit facility (the “Senior Secured Credit Facility”), our accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) and our international loan facilities.
At April 1, 2017, we had $740 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $7 million borrowing availability under our Accounts Receivable Securitization Facility, $167 million of borrowing availability under our international loan facilities, which includes our European Revolving Loan Facility, our Australian Revolving Loan Facility and other international notes payable and debt facilities, and $464 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, typically in the second half of the year, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
The following have impacted or are expected to impact our liquidity:

•	we have principal and interest obligations under our debt;

•	we acquired Champion Europe in June 2016 and Hanes Australasia in July 2016 and we may pursue additional strategic business acquisitions in the future;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	contributions to our pension plans;

•	we may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could significantly impact our effective income tax rate;

•	our Board of Directors has authorized a regular quarterly dividend; and

•	our Board of Directors has authorized share repurchases.

Dividends
In January 2017, our Board of Directors declared a regular quarterly dividend of $0.15 per share, which was paid in March 2017.
Share Repurchase Program
In April 2016, our Board of Directors approved a new share repurchase program for up to 40 million shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. For the quarter ended April 1, 2017, we entered into transactions to repurchase approximately 15 million shares at a weighted average repurchase price of $20.39 per share. The shares were repurchased at a total cost of $300 million. For the quarter ended April 2, 2016 we repurchased approximately 14 million shares under the previous share repurchase program at a weighted average purchase price of $26.65. The shares were repurchased at a total cost of $380 million. At April 1, 2017, the remaining repurchase authorization under the current share repurchase program totaled approximately 25 million shares. The program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time at our discretion.
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
There have been no significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended December 31, 2016.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the three months ended April 1, 2017 and April 2, 2016 was derived from our condensed consolidated financial statements.

	Three Months Ended
	April 1, 2017	April 2, 2016
	(dollars in thousands)
Operating activities	$(22,798)	$(284,806)
Investing activities	25,464	(19,635)
Financing activities	4,511	314,684
Effect of changes in foreign currency exchange rates on cash	(3,799)	3,010
Change in cash and cash equivalents	3,378	13,253
Cash and cash equivalents at beginning of year	460,245	319,169
Cash and cash equivalents at end of period	$463,623	$332,422
Operating Activities
Our overall liquidity is primarily driven by our cash flow from operations, which is dependent on net income, as well as changes in our working capital. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to prior year, the lower net cash used in operating activities is due to strong working capital management, specifically related to increased accounts receivable collections in the quarter, accounts payable and no voluntary pension contribution in the first quarter of 2017 compared to $40 million in the same period of 2016.
Investing Activities
The higher net cash provided by investing activities is primarily the result of cash received from our dispositions of the Dunlop Flooring and Tontine Pillow businesses.
Financing Activities
The lower net cash from financing activities was primarily the result of lower borrowings on our loan facilities in the first quarter of 2017.

Financing Arrangements
In March 2017, we amended the Accounts Receivable Securitization Facility. This amendment primarily extended the termination date to March 2018.
As of April 1, 2017, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with these covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 or other SEC filings could cause noncompliance.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in these policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Issued Accounting Pronouncements
For a summary of recently issued accounting pronouncements, see Note, “Recent Accounting Pronouncements” to our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliate purchaser of the Company, of shares of the Company’s common stock during the quarter ended April 1, 2017.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased under the Program
January 1, 2017 to February 4, 2017	—	—	—	40,000,000
February 5, 2017 to March 4, 2017	14,696,334	$20.39	14,696,334	25,303,666
March 5, 2017 to April 1, 2017	—	—	—	25,303,666
Total	14,696,334		14,696,334

(1) On April 27, 2016, the Company’s Board of Directors approved a share repurchase program for up to 40 million shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors.
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
Date: May 3, 2017

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

4.1	Supplemental Indenture No. 4 (to Indenture dated June 3, 2016) dated as of March 28, 2017, among Hanesbrands Finance Luxembourg, S.C.A., Hanes Caribe, Inc. and U.S. Bank Trustees Limited.

31.1	Certification of Gerald W. Evans, Jr., Chief Executive Officer.

31.2	Certification of Richard D. Moss, Chief Financial Officer.

32.1	Section 1350 Certification of Gerald W. Evans, Jr., Chief Executive Officer.

32.2	Section 1350 Certification of Richard D. Moss, Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

E-1