Form 10-Q
period 2017-07-01
Hanesbrands Inc.
filed 2017-08-02
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2017, there were 364,478,783 shares of the registrant’s common stock outstanding.

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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$1,646,610	$1,472,731	$3,026,965	$2,691,871
Cost of sales	1,000,708	915,440	1,841,532	1,677,324
Gross profit	645,902	557,291	1,185,433	1,014,547
Selling, general and administrative expenses	417,225	336,081	835,488	670,932
Operating profit	228,677	221,210	349,945	343,615
Other expenses	1,394	48,325	2,778	48,974
Interest expense, net	44,130	36,540	86,267	68,106
Income from continuing operations before income tax expense	183,153	136,345	260,900	226,535
Income tax expense	10,989	8,202	15,654	18,123
Income from continuing operations	172,164	128,143	245,246	208,412
Income (loss) from discontinued operations, net of tax	368	—	(2,097)	—
Net income	$172,532	$128,143	$243,149	$208,412

Earnings per share — basic:
Continuing operations	$0.47	$0.34	$0.66	$0.54
Discontinued operations	—	—	(0.01)	—
Net income	$0.47	$0.34	$0.66	$0.54

Earnings per share — diluted:
Continuing operations	$0.47	$0.34	$0.66	$0.54
Discontinued operations	—	—	(0.01)	—
Net income	$0.47	$0.34	$0.65	$0.54

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$172,532	$128,143	$243,149	$208,412
Other comprehensive income (loss), net of tax of $2,351, ($1,893), $6,443 and ($454), respectively	(11,928)	6,188	4,298	16,404
Comprehensive income	$160,604	$134,331	$247,447	$224,816

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	July 1, 2017	December 31, 2016
Assets
Cash and cash equivalents	$449,415	$460,245
Trade accounts receivable, net	935,548	836,924
Inventories	2,000,436	1,840,565
Other current assets	192,603	137,535
Current assets of discontinued operations	—	45,897
Total current assets	3,578,002	3,321,166
Property, net	619,883	692,464
Trademarks and other identifiable intangibles, net	1,346,369	1,285,458
Goodwill	1,132,981	1,098,540
Deferred tax assets	480,001	464,872
Other noncurrent assets	79,735	67,980
Total assets	$7,236,971	$6,930,480

Liabilities and Stockholders’ Equity
Accounts payable	$784,960	$761,647
Accrued liabilities	565,143	619,795
Notes payable	72,157	56,396
Accounts Receivable Securitization Facility	203,609	44,521
Current portion of long-term debt	152,719	133,843
Current liabilities of discontinued operations	—	9,466
Total current liabilities	1,778,588	1,625,668
Long-term debt	3,797,245	3,507,685
Pension and postretirement benefits	377,715	371,612
Other noncurrent liabilities	205,097	201,601
Total liabilities	6,158,645	5,706,566

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 364,435,404 and 378,687,052, respectively	3,644	3,787
Additional paid-in capital	268,007	260,002
Retained earnings	1,238,368	1,396,116
Accumulated other comprehensive loss	(431,693)	(435,991)
Total stockholders’ equity	1,078,326	1,223,914
Total liabilities and stockholders’ equity	$7,236,971	$6,930,480

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six Months Ended
	July 1, 2017	July 2, 2016
Operating activities:
Net income	$243,149	$208,412
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	58,095	46,827
Net loss on disposition of businesses	1,100	—
Write-off on early extinguishment of debt	1,559	11,794
Charges incurred for amendments of credit facilities	—	35,497
Amortization of debt issuance costs	5,437	3,827
Stock compensation expense	4,388	7,982
Deferred taxes and other	5,443	(4,812)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(79,429)	(137,826)
Inventories	(130,554)	(129,636)
Other assets	(48,901)	(21,022)
Accounts payable	9,019	(79,722)
Accrued pension and postretirement benefits	11,025	(36,115)
Accrued liabilities and other	(46,081)	(34,284)
Net cash from operating activities	34,250	(129,078)
Investing activities:
Purchases of property, plant and equipment	(30,838)	(42,679)
Proceeds from sales of assets	4,378	15,642
Acquisition of businesses, net of cash acquired	(524)	(193,396)
Disposition of businesses	40,285	—
Net cash from investing activities	13,301	(220,433)
Financing activities:
Borrowings on notes payable	141,384	608,411
Repayments on notes payable	(128,987)	(659,571)
Borrowings on Accounts Receivable Securitization Facility	262,216	109,849
Repayments on Accounts Receivable Securitization Facility	(103,128)	(96,578)
Borrowings on Revolving Loan Facilities	2,147,299	2,180,500
Repayments on Revolving Loan Facilities	(1,747,500)	(2,244,000)
Borrowings on Senior Notes	—	2,359,347
Repayments on Senior Notes	—	(1,000,000)
Repayments on Term Loan Facilities	(128,215)	(24,781)
Borrowings on International Debt	—	7,555
Repayments on International Debt	(43,141)	(9,360)
Share repurchases	(299,919)	(379,901)
Cash dividends paid	(110,529)	(84,234)
Payments to amend and refinance credit facilities	(447)	(75,904)
Payment of contingent consideration	(41,250)	—
Taxes paid related to net shares settlement of equity awards	(6,228)	(1,883)
Other	3,234	1,231
Net cash from financing activities	(55,211)	690,681
Effect of changes in foreign exchange rates on cash	(3,170)	658
Change in cash and cash equivalents	(10,830)	341,828
Cash and cash equivalents at beginning of year	460,245	319,169
Cash and cash equivalents at end of period	$449,415	$660,997

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
Hedge Accounting
In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. The new standard, which can be adopted prospectively or on a modified retrospective basis, was effective for the Company in the first quarter of 2017. Also in March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”, which clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The new standard was effective for the Company in the first quarter of 2017. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations and cash flows.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, a new accounting standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The FASB has subsequently issued updates to the standard to provide additional clarification on

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

specific topics. The new standard will be effective for the Company in the first quarter of 2018 and can be applied using a modified retrospective or full retrospective method. The Company has established an implementation team consisting of finance, accounting and front-end business partners to analyze the impact of the guidance across all of its revenue streams. The Company is in the process of evaluating the new standard against its existing accounting policies and practices, including reviewing standard purchase orders, invoices, shipping terms, conducting questionnaires with our global team and reviewing contracts with customers. While the Company’s evaluation has not been completed, the Company has not identified any information that would indicate that the new guidance will have a material impact on the Company’s financial statements. The Company is still assessing the overall impact on the Company’s disclosures. The Company expects to adopt the new standard in the first quarter of 2018 using the modified retrospective transition method.
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
Income Taxes
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. The new rules eliminate the exception for an intra-entity transfer of an asset other than inventory, which aligns the recognition of income tax consequences for such transfers. The new rules require the recognition of current and deferred income taxes resulting from these transfers when the transfer occurs rather than when it is sold to an external party. The new rules will be effective for the Company in the first quarter of 2018. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.
Definition of a Business
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The new rules provide for the application of a screen test to consider whether substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If the screen test determines this to be true, the set is not a business. The new rules will be effective for the Company in the first quarter of 2018. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.
Compensation Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost”. The new rules require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The new rules will be effective for the Company in the first quarter of 2018. Early adoption is permitted. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.
Stock Compensation
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”. The new rules provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new rules, an entity should account for the effects of a modification unless the fair value, vesting conditions and classification of the modified award are the same as the original award immediately before the original award is modified. The new rules will be effective for the Company in the first quarter of 2018. Early adoption is permitted. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.

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
Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The new rules simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2020. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.

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
As of July 1, 2017, the allocation of purchase price was preliminary and subject to change. The primary areas of the purchase price that are not yet finalized are related to certain income taxes and residual goodwill. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances, which existed at the valuation date.
The acquired assets and assumed liabilities at the date of acquisition (July 14, 2016) include the following:

Cash and cash equivalents	$54,294
Accounts receivable, net	36,019
Inventories	104,806
Other current assets	16,588
Current assets of discontinued operations	50,839
Property, net	34,835
Trademarks and other identifiable intangibles	506,170
Deferred tax assets and other noncurrent assets	18,471
Total assets acquired	822,022
Accounts payable	89,309
Accrued liabilities and other	22,838
Current liabilities of discontinued operations	14,564
Long-term debt	41,976
Deferred tax liabilities and other noncurrent liabilities	16,320
Total liabilities assumed	185,007
Net assets acquired	637,015
Goodwill	163,856
Purchase price	$800,871
Since July 14, 2016, goodwill decreased by $22,292 as a result of measurement period adjustments, primarily related to the valuation adjustments for the Dunlop Flooring and Tontine Pillow businesses.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Champion Europe
On June 30, 2016, the Company acquired 100% of Champion Europe S.p.A. (“Champion Europe”), which owns the trademark for the Champion brand in Europe, the Middle East and Africa, from certain individual shareholders in an all-cash transaction valued at €220,751 ($245,554) on an enterprise value basis, less working capital adjustments as defined in the purchase agreement, which included €40,700 ($45,277) in estimated contingent consideration. US dollar equivalents are based on acquisition date exchange rates. The Company funded the acquisition through a combination of cash on hand and a portion of the net proceeds from the 3.5% Senior Notes issued in June 2016.
The estimated contingent consideration is included in the “Accrued liabilities” line in the accompanying Condensed Consolidated Balance Sheet and is based on 10 times Champion Europe’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of €18,600, calculated as defined by the purchase agreement, for the calendar year 2016 and is payable in 2017. The contingent consideration is required to be revalued each reporting period until paid. At July 1, 2017, the contingent consideration payment was pending finalization of Champion Europe’s calendar year 2016 EBITDA calculation in accordance with the purchase agreement. On April 28, 2017, an initial payment of €37,820 ($41,250) was made to the sellers towards the contingent consideration liability, which represents the mutually agreed portion of the contingent consideration. Management continues to evaluate and discuss the proposed adjustments to the EBITDA calculation with the sellers and believes the remaining accrual is consistent with management’s expectations for any additional amount that will be due in connection with the contingent consideration. In addition to the initial payment, additional contingent consideration payments could total up to approximately €46,600.
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
Since June 30, 2016, goodwill increased by $1,665 as a result of measurement period adjustments primarily to working capital. The purchase price allocation was finalized in the second quarter of 2017.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Unaudited pro forma results of operations for the Company are presented below assuming that the 2016 acquisition of Champion Europe had occurred on January 4, 2015. Pro forma operating results for the quarter and six months ended July 2, 2016 exclude expenses totaling $2,778 and $2,742 respectively, for acquisition-related adjustments.

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$1,646,610	$1,520,013	$3,026,965	$2,800,512
Net income from continuing operations	172,164	134,738	245,246	218,780
Earnings per share from continuing operations:
Basic	$0.47	$0.36	$0.66	$0.57
Diluted	0.47	0.35	0.66	0.57

(4)	Discontinued Operations
As part of the Company’s acquisition of Hanes Australasia, the Company acquired Hanes Australasia’s legacy Dunlop Flooring and Tontine Pillow businesses. The Company concluded that these businesses were not a strategic fit; therefore, the decision was made to divest of the businesses.
In February 2017, the Company sold its Dunlop Flooring business for AUD$34,564 ($26,219) in net cash proceeds at the time of sale, with an additional AUD$1,334 ($1,012) of proceeds received in April 2017 related to a working capital adjustment, resulting in a pre-tax loss of AUD$2,715 ($2,083). US dollar equivalents are based on exchange rates on the date of the sale transaction. The Dunlop Flooring business was reported as part of discontinued operations since the date of acquisition.
In March 2017, the Company sold its Tontine Pillow business for AUD$13,500 ($10,363) in net cash proceeds at the time of sale. A working capital adjustment of AUD$966 ($742) was paid to the buyer in April 2017, resulting in a net pre-tax gain of AUD$2,415 ($1,856). US dollar equivalents are based on exchange rates on the date of the sale transaction. The Tontine Pillow business was reported as part of discontinued operations since the date of acquisition.
The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to these businesses that were eliminated from ongoing operations. The key components from discontinued operations related to the Dunlop Flooring and Tontine Pillow businesses were as follows:

	Quarter Ended	Six Months Ended
	July 1, 2017	July 1, 2017
Net sales	$—	$6,865
Cost of sales	—	4,507
Gross profit	—	2,358
Selling, general and administrative expenses	(2)	3,729
Operating profit (loss)	2	(1,371)
Other expenses	—	303
Net (gain) loss on disposal of businesses	(524)	242
Income (loss) from discontinued operations before income tax expense	526	(1,916)
Income tax expense	158	181
Net income (loss) from discontinued operations, net of tax	$368	$(2,097)

(5)	Stockholders’ Equity
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Basic weighted average shares outstanding	365,911	379,233	370,075	383,448
Effect of potentially dilutive securities:
Stock options	1,565	2,029	1,605	2,090
Restricted stock units	515	1,244	466	1,205
Employee stock purchase plan and other	1	5	1	13
Diluted weighted average shares outstanding	367,992	382,511	372,147	386,756
For the quarters and six months ended July 1, 2017 and July 2, 2016, there were no options or restricted stock units excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.
For the quarters ended July 1, 2017 and July 2, 2016, the Company declared cash dividends of $0.15 and $0.11 per share, respectively. For the six months ended July 1, 2017 and July 2, 2016, the Company declared cash dividends of $0.30 and $0.22 per share, respectively.
On July 25, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding shares of common stock to be paid on September 6, 2017 to stockholders of record at the close of business on August 15, 2017.
On April 27, 2016, the Company’s Board of Directors approved a new share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The Company did not repurchase any shares during the quarters ended July 1, 2017 and July 2, 2016. For the six months ended July 1, 2017, the Company entered into transactions to repurchase 14,696 shares at a weighted average repurchase price of $20.39 per share. The shares were repurchased at a total cost of $299,919. For the six months ended July 2, 2016, the Company repurchased 14,243 shares under the previous share repurchase program at a weighted average purchase price of $26.65 per share. The shares were repurchased at a total cost of $379,901. At July 1, 2017, the remaining repurchase authorization totaled 25,304 shares. The program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

(6)	Inventories
Inventories consisted of the following:

	July 1, 2017	December 31, 2016
Raw materials	$136,532	$131,228
Work in process	198,198	185,066
Finished goods	1,665,706	1,524,271
	$2,000,436	$1,840,565

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(7)	Debt
Debt consisted of the following:

	Interest Rate as of July 1, 2017	Principal Amount		Maturity Date
		July 1, 2017	December 31, 2016
Senior Secured Credit Facility:
Revolving Loan Facility	3.00%	$391,000	$—	April 2020
Term Loan A	2.94%	623,750	655,469	April 2020
Term Loan B	3.73%	318,625	318,625	April 2022
Australian Term A-1	3.17%	153,780	143,544	July 2019
Australian Term A-2	3.47%	53,823	143,544	July 2021
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	571,298	520,617	June 2024
European Revolving Loan Facility	1.50%	77,361	62,474	September 2017
Accounts Receivable Securitization Facility	2.02%	203,609	44,521	March 2018
Other International Debt	Various	2,872	43,789	Various
		4,196,118	3,732,583
Less long-term debt issuance cost		42,545	46,534
Less current maturities		356,328	178,364
		$3,797,245	$3,507,685
As of July 1, 2017, the Company had $604,317 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account outstanding borrowings and $4,683 of standby and trade letters of credit issued and outstanding under this facility. The Company also had $71,391 of borrowing availability under the Accounts Receivable Securitization Facility,$36,405 of borrowing availability under the European Revolving Loan Facility and $49,660 of borrowing availability under the Australian Revolving Loan Facility after taking into account outstanding borrowings and letters of credit outstanding under the applicable facility.
In March 2017, the Company amended the Accounts Receivable Securitization Facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment primarily extended the maturity date to March 2018.
As of July 1, 2017, the Company was in compliance with all financial covenants under its credit facilities.

(8)	Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 31, 2016	$(78,059)	$13,772	$(606,583)	$234,879	$(435,991)
Amounts reclassified from accumulated other comprehensive loss	—	(2,934)	9,578	(2,553)	4,091
Current-period other comprehensive income (loss) activity	17,492	(26,281)	—	8,996	207

Balance at July 1, 2017	$(60,567)	$(15,443)	$(597,005)	$241,322	$(431,693)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Quarter Ended		Six Months Ended
		July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Gain on foreign exchange contracts	Cost of sales	$2,636	$1,385	$2,934	$3,709
	Income tax	(1,012)	(539)	(1,125)	(1,443)
	Net of tax	1,624	846	1,809	2,266
Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	(4,768)	(4,331)	(9,578)	(8,536)
	Income tax	1,831	1,685	3,678	3,321
	Net of tax	(2,937)	(2,646)	(5,900)	(5,215)

Total reclassifications		$(1,313)	$(1,800)	$(4,091)	$(2,949)

(9)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of July 1, 2017, the notional U.S. dollar equivalent of commitments to sell foreign currencies within the Company’s derivative portfolio was $615,665, primarily consisting of contracts hedging exposures to the Australian dollar, Euro, Canadian dollar, Mexican peso, and the New Zealand dollar.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		July 1, 2017	December 31, 2016
Hedges	Other current assets	$176	$16,729
Non-hedges	Other current assets	120	4,363
Total derivative assets		296	21,092

Hedges	Accrued liabilities	(11,560)	(207)
Non-hedges	Accrued liabilities	(2,626)	(172)
Total derivative liabilities		(14,186)	(379)

Net derivative (liability) asset		$(13,890)	$20,713
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
The Company expects to reclassify into earnings during the next 12 months a net loss from AOCI of approximately $4,114.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Foreign exchange contracts	$(8,167)	$2,041	$(26,281)	$(3,537)

	Location of Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)		Amount of Gain Reclassified from AOCI into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Foreign exchange contracts	Cost of sales	$2,636	$1,385	$2,934	$3,709
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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Quarter Ended		Six Months Ended
		July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Foreign exchange contracts	Selling, general and administrative expenses	$(411)	$2,684	$(4,675)	$276

(10)	Fair Value of Assets and Liabilities
As of July 1, 2017, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates, deferred compensation plan liabilities and contingent consideration resulting from the Champion Europe acquisition. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The fair value of the contingent consideration obligation is determined by applying a multiple of 10 times Champion Europe’s EBITDA for calendar year 2016 in excess of €18,600, as defined per the purchase agreement, as further described in Note 3 to the Company’s condensed consolidated financial statements, and is categorized as Level 3. An initial payment of €37,820 was made on April 28, 2017 to the sellers, which represents the mutually agreed portion of the contingent consideration. The remaining contingent consideration obligation will be revalued each reporting period until the related contingencies are resolved, with any adjustments to the fair value recognized in earnings. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

There were no changes during the quarter ended July 1, 2017 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers into or out of Level 1, Level 2 or Level 3 during the quarter ended July 1, 2017. As of and during the quarter and six months ended July 1, 2017, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of July 1, 2017
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$296	$—	$296	$—
Foreign exchange derivative contracts	(14,186)	—	(14,186)	—
	(13,890)	—	(13,890)	—
Champion Europe contingent consideration	(3,276)	—	—	(3,276)
Deferred compensation plan liability	(50,744)	—	(50,744)	—
Total	$(67,910)	$—	$(64,634)	$(3,276)

	Assets (Liabilities) at Fair Value as of December 31, 2016
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$21,092	$—	$21,092	$—
Foreign exchange derivative contracts	(379)	—	(379)	—
	20,713	—	20,713	—
Champion Europe contingent consideration	(42,378)	—	—	(42,378)
Deferred compensation plan liability	(51,868)	—	(51,868)	—
Total	$(73,533)	$—	$(31,155)	$(42,378)
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of July 1, 2017 and December 31, 2016. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $22,456 and $18,726 as of July 1, 2017 and December 31, 2016, respectively. The fair value of debt, which is classified as a Level 2 liability, was $4,275,070 and $3,729,270 as of July 1, 2017 and December 31, 2016, respectively. Debt had a carrying value of $4,196,118 and $3,732,583 as of July 1, 2017 and December 31, 2016, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of July 1, 2017 and December 31, 2016, primarily due to the short-term nature of these instruments.

(11)	Income Taxes
The Company’s effective income tax rate for continuing operations was 6% for the quarters ended July 1, 2017 and July 2, 2016, respectively. The Company’s effective income tax rate for continuing operations was 6% and 8% for the six months ended July 1, 2017 and July 2, 2016, respectively. The lower effective income tax rate for the six months ended July 1, 2017 compared to the six months ended July 2, 2016 was primarily due to an income tax benefit related to the realization of an unrecognized tax benefit resulting from the effective settlement of positions in foreign jurisdictions.

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

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales:
Innerwear	$719,006	$737,690	$1,224,196	$1,274,711
Activewear	379,756	374,511	707,099	691,054
International	475,242	269,662	952,640	548,749
Other	72,606	90,868	143,030	177,357
Total net sales	$1,646,610	$1,472,731	$3,026,965	$2,691,871

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Segment operating profit:
Innerwear	$164,279	$178,023	$266,980	$287,758
Activewear	49,630	55,009	83,038	87,114
International	58,307	23,153	108,802	47,872
Other	5,643	12,530	6,088	18,209
Total segment operating profit	277,859	268,715	464,908	440,953
Items not included in segment operating profit:
General corporate expenses	(16,989)	(18,587)	(37,218)	(40,022)
Acquisition-related and integration charges	(26,062)	(24,395)	(64,429)	(49,064)
Amortization of intangibles	(6,131)	(4,523)	(13,316)	(8,252)
Total operating profit	228,677	221,210	349,945	343,615
Other expenses	(1,394)	(48,325)	(2,778)	(48,974)
Interest expense, net	(44,130)	(36,540)	(86,267)	(68,106)
Income from continuing operations before income tax expense	$183,153	$136,345	$260,900	$226,535
For the quarter ended July 1, 2017, the Company incurred acquisition-related and integration charges of $26,062, of which $4,284 is reported in the “Cost of sales” line and $21,778 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended July 2, 2016, the Company incurred acquisition-related and integration charges of $71,686, of which $9,300 is reported in the “Cost of sales” line, $15,095 is reported in the “Selling, general and administrative expenses” line and $47,291 is reported in the “Other expenses” line in the Condensed Consolidated Statement of Income.
For the six months ended July 1, 2017, the Company incurred acquisition-related and integration charges of $64,429, of which $19,759 is reported in the “Cost of sales” line and $44,670 is reported in the “Selling, general and administrative expenses” line. For the six months ended July 2, 2016, the Company incurred acquisition-related and integration charges of $96,355, of which $14,169 is reported in the “Cost of sales” line, $34,895 is reported in the “Selling, general and administrative expenses” line and $47,291 is reported in the “Other expenses” line in the Condensed Consolidated Statement of Income.
As part of the Hanes Europe Innerwear acquisition strategy, in 2015 the Company identified management and administrative positions that were considered non-essential and/or duplicative that have or will be eliminated. As of December 31, 2016, the Company had accrued approximately $32,542 for expected benefit payments related to employee termination and other benefits for affected employees. During the six months ended July 1, 2017, there were approximately $5,790 of benefit payments and foreign currency adjustments, resulting in an accrual of $26,752, of which, $13,247 and $13,505, is included in the “Accrued liabilities” and “Other noncurrent liabilities” lines of the Condensed Consolidated Balance Sheet, respectively.
In the first quarter of 2017, the Company approved an action to resize its U.S. corporate office workforce through separation programs affecting employees primarily in the Innerwear and Activewear segments. As of April 1, 2017, the Company accrued approximately $10,145 for employee termination and other benefits in accordance with expected benefit payments, with the majority of charges reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income. During the quarter ended July 1, 2017, there were approximately $3,370 of benefit payments and an additional accrual of $4,551, resulting in an ending accrual of $11,326 included in the “Accrued liabilities” line of the Condensed Consolidated Balance sheet.
The Company closed its Nanjing, China textile plant in the first quarter of 2017 as part of a plan to realign its Asia textile production in order to better support its global commercial footprint, which has evolved over the past 10 years through major acquisitions in the United States, Europe and Australia. As of April 1, 2017, the Company accrued approximately $8,534 for employee termination and other benefits in accordance with expected benefit payments for employees. The charges, along with other facility exit costs of $2,831, were reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income. During the quarter ended July 1, 2017, there were approximately $6,931 of benefit payments and foreign currency

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

adjustments, resulting in an accrual of $1,603, which is included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheet. As of July 1, 2017, the Nanjing, China textile plant, valued at $65,570, was classified as assets held for sale and reported within the “Other current assets” line of the Condensed Consolidated Balance Sheet.

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
Highlights from the Second Quarter Ended July 1, 2017
Key financial highlights are as follows:

•	Total net sales in the second quarter of 2017 were $1.65 billion, compared with $1.47 billion in the same period of 2016, representing a 12% increase.

•
Operating profit increased 3% to $229 million in the second quarter of 2017, compared with $221 million in the same period of 2016. As a percentage of sales, operating profit was 13.9% in the second quarter of 2017 compared to 15.0% in the same period of 2016. Included within operating profit for both the second quarter of 2017 and 2016 were acquisition-related and integration charges of $26 million and $24 million, respectively.

•	Diluted earnings per share from continuing operations increased 38% to $0.47 in the second quarter of 2017, compared with $0.34 in the same period of 2016.
In 2017, we began executing a multi-year program (“Project Booster”) to drive investment for sales growth, cost reduction and increased cash flow. Under Project Booster, we are investing to accelerate worldwide omnichannel and global Champion growth, while also investing in marketing and brand building for our leading lineup of brands globally. To fund growth initiatives, reduce costs and increase cash flow, we expect to reduce overhead, including headcount to reflect market trends and needs; drive additional supply chain optimization beyond integration synergies; and focus on inventory turns and other working capital improvements. We intend to use our size and scale to drive supply chain optimization, including investing in our domestic distribution center network to better serve the online channel, gaining procurement and product development savings, utilizing global fabric platforms and silhouettes, and continuing to internalize production.
The Project Booster initiative is expected to generate approximately $150 million in annualized cost savings. We expect to reinvest approximately $50 million of the savings in targeted growth opportunities, which would result in a run rate of net annualized savings of approximately $100 million starting by the end of 2019. Project Booster cost savings and working capital initiatives are expected to generate an incremental annual run rate of $300 million of cash from operations starting by the end of 2019.

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

Condensed Consolidated Results of Operations — Second Quarter Ended July 1, 2017 Compared with Second Quarter Ended July 2, 2016

	Quarter Ended
	July 1, 2017	July 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,646,610	$1,472,731	$173,879	11.8%
Cost of sales	1,000,708	915,440	85,268	9.3
Gross profit	645,902	557,291	88,611	15.9
Selling, general and administrative expenses	417,225	336,081	81,144	24.1
Operating profit	228,677	221,210	7,467	3.4
Other expenses	1,394	48,325	(46,931)	(97.1)
Interest expense, net	44,130	36,540	7,590	20.8
Income from continuing operations before income tax expense	183,153	136,345	46,808	34.3
Income tax expense	10,989	8,202	2,787	34.0
Income from continuing operations	172,164	128,143	44,021	34.4
Income from discontinued operations, net of tax	368	—	368	NM
Net income	$172,532	$128,143	$44,389	34.6%
Net Sales
Net sales increased 12% during the second quarter of 2017 primarily due to the following:

•
Acquisitions of Hanes Australasia, Champion Europe and It’s Greek to Me and GTM Retail, Inc. (“GTM”) in 2016, which added incremental net sales of approximately $223 million in the second quarter of 2017;

•	Increased net sales driven by our global Champion sales growth;

•	Increased net sales in the online channel globally;

•	Increased net sales within our sock product category; and

•	Increased net sales within our Hanes activewear apparel.
Partially offset by:

•	Lower net sales in our intimates product category as a result of challenging consumer traffic at retail and the continued impact from store closures within the mid-tier and department store channel;

•	Lower net sales in our licensed sports apparel business driven by a timing shift of orders in the mass merchant channel into the third quarter of 2017;

•	Lower net sales in Other driven by continued declines in Hosiery, slower traffic at our outlet stores and the planned exit from our legacy catalog business in the third quarter of 2016; and

•	Unfavorable impact of foreign currency exchange rates in our International businesses.
Gross Profit
The increase in gross profit was attributable to higher sales volume primarily from acquisitions, supply chain efficiencies and synergies recognized from the integration of our acquisitions and lower acquisition-related and integration charges. Included in gross profit in the second quarter of 2017 and 2016 are charges of approximately $4 million and $9 million, respectively, related to acquisition-related and integration costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 25.3% for the second quarter of 2017 compared to 22.8% in the same period of 2016. Included in selling, general and administrative expenses were charges of $22 million and $15 million of acquisition-related and integration costs for the second quarter of 2017 and 2016, respectively. Selling, general and administrative expenses, as a percentage of net sales, increased due to the higher proportion of selling, general and administrative expenses for the recently acquired entities, primarily Hanes Australasia, Champion Europe and GTM, and expenses related to our Project Booster initiative including our U.S. corporate office headcount reductions and related severance charges, offset by synergy benefits from the integration of prior acquisitions and continued cost control.

Other Highlights
Other Expenses – lower by $47 million in the second quarter of 2017 compared to the second quarter of 2016, primarily due to costs associated with the redemption of our 6.375% Senior Notes in 2016, which included a call premium and write-off of unamortized debt issuance costs.
Interest Expense – higher by $8 million in the second quarter of 2017 compared to the second quarter of 2016 primarily due to higher debt balances from prior year acquisitions and share repurchases in 2017. Our weighted average interest rate on our outstanding debt was 3.76% during the second quarter of 2017, compared to 3.66% in second quarter of 2016.
Income Tax Expense – our effective income tax rate was 6% for the second quarter of 2017 and 2016.
Discontinued Operations – the results of our discontinued operations include the operations of two businesses, Dunlop Flooring and Tontine Pillow, which were purchased in the Hanes Australasia acquisition in 2016 and sold during the first quarter of 2017.
Operating Results by Business Segment — Second Quarter Ended July 1, 2017 Compared with Second Quarter Ended July 2, 2016

	Net Sales		Operating Profit
	Quarter Ended		Quarter Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(dollars in thousands)
Innerwear	$719,006	$737,690	$164,279	$178,023
Activewear	379,756	374,511	49,630	55,009
International	475,242	269,662	58,307	23,153
Other	72,606	90,868	5,643	12,530
Corporate	—	—	(49,182)	(47,505)
Total	$1,646,610	$1,472,731	$228,677	$221,210
Innerwear

	Quarter Ended
	July 1, 2017	July 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$719,006	$737,690	$(18,684)	(2.5)%
Segment operating profit	164,279	178,023	(13,744)	(7.7)
Innerwear net sales decreased in both our basics and intimates apparel businesses. Strength in our sock business was more than offset by declines in other product categories due to challenging consumer traffic at retail. Our intimate apparel business experienced sales declines as store closures, primarily in the mid-tier and department store channel, in the first and second quarter of 2017 continue to impact sales, partially offset by strong online channel growth across all Innerwear product categories.
Decreased operating profit was largely driven by sales volume, unfavorable product mix and expenses associated with Project Booster, partially offset by lower selling, general and administrative expenses from continued cost control.
Activewear

	Quarter Ended
	July 1, 2017	July 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$379,756	$374,511	$5,245	1.4%
Segment operating profit	49,630	55,009	(5,379)	(9.8)
Activewear net sales increased with our expansion into the teamwear and fanware space with the acquisition of GTM in 2016, increased net sales in our Hanes activewear apparel, and solid growth across Activewear product categories in the online channel. The increase was offset partially by sales declines in our licensed sports apparel business driven by an unexpected timing shift of orders in the mass merchant channel into the third quarter of 2017, as well as decreased Champion net sales due to the prior year sporting goods retailer bankruptcies.
Operating profit decreased primarily as a result of the impact of retailer bankruptcies and higher proportion of selling, general and administrative expenses at our recently acquired GTM business, offset partially by continued cost control.
International

	Quarter Ended
	July 1, 2017	July 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$475,242	$269,662	$205,580	76.2%
Segment operating profit	58,307	23,153	35,154	151.8
Net sales in the International segment were higher as a result of the following:

•	Incremental net sales from the acquisitions of Hanes Australasia and Champion Europe in 2016; and

•	Continued growth in Asia within our Activewear product category, primarily driven by Champion and Hanes sales growth.
Partially offset by:

•	Lower net sales in Hanes Europe Innerwear due to declining hosiery sales and traffic at retail in certain markets; and

•	Unfavorable impact of foreign currency exchange rates.
Operating profit increased primarily due to higher sales volume, coupled with cost synergies realized in our Hanes Europe Innerwear and Hanes Australasia businesses.
Other

	Quarter Ended
	July 1, 2017	July 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$72,606	$90,868	$(18,262)	(20.1)%
Segment operating profit	5,643	12,530	(6,887)	(55.0)
Other net sales were lower as a result of continued declines in hosiery sales in the U.S., slower traffic at our outlet stores and the planned exit from our legacy catalog business in the third quarter of 2016. Operating profit decreased as a result of lower sales volume, offset, in part, by continued cost control.
Corporate
Corporate expenses included certain administrative costs and acquisition-related and integration charges. Acquisition-related and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, information technology costs and similar charges. Acquisition-related currency transactions represent the foreign exchange gain from financing activities related to the Champion Europe and Hanes Australasia acquisitions.

	Quarter Ended
	July 1, 2017	July 2, 2016
	(dollars in thousands)
Acquisition-related and integration costs:
Hanes Europe Innerwear	$10,514	$22,212
Hanes Australasia	5,970	1,157
Knights Apparel	5,075	6,125
Champion Europe	4,399	1,518
Other acquisitions	104	1,192
Acquisition-related currency transactions	—	(7,809)
Total acquisition-related and integration costs	$26,062	$24,395

Condensed Consolidated Results of Operations — Six Months Ended July 1, 2017 Compared with Six Months Ended July 2, 2016

	Six Months Ended
	July 1, 2017	July 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$3,026,965	$2,691,871	$335,094	12.4%
Cost of sales	1,841,532	1,677,324	164,208	9.8
Gross profit	1,185,433	1,014,547	170,886	16.8
Selling, general and administrative expenses	835,488	670,932	164,556	24.5
Operating profit	349,945	343,615	6,330	1.8
Other expenses	2,778	48,974	(46,196)	(94.3)
Interest expense, net	86,267	68,106	18,161	26.7
Income from continuing operations before income tax expense	260,900	226,535	34,365	15.2
Income tax expense	15,654	18,123	(2,469)	(13.6)
Income from continuing operations	245,246	208,412	36,834	17.7
Income from discontinued operations, net of tax	(2,097)	—	(2,097)	NM
Net income	$243,149	$208,412	$34,737	16.7%
Net Sales
Net sales increased 12% in the six months of 2017 compared to the same period of 2016 as a result of the following:

•	Acquisitions of Hanes Australasia, Champion Europe and GTM in 2016, which added incremental net sales of approximately $436 million in the six months of 2017;

•	Increased net sales driven by our global Champion growth;

•	Increased net sales in the online channel globally; and

•	Increased net sales in our sock product category.
Partially offset by:

•
Lower net sales in our remaining Innerwear product categories as a result of challenging consumer traffic at retail, cautious inventory management by retailers and store closures within the mid-tier and department store channel;

•	Lower net sales in our licensed sports apparel business driven by a timing shift of orders in the mass merchant channel into the third quarter of 2017;

•	Lower net sales in Other driven by continued declines in Hosiery, slower traffic at our outlet stores and the planned exit from our legacy catalog business in the third quarter of 2016; and

•	Unfavorable impact of foreign currency exchange rates in our International businesses.
Gross Profit
Gross profit increased in the six months of 2017 compared to the same period in 2016 due to higher sales volume primarily from acquisitions, supply chain efficiencies and synergies recognized from the integration of our acquisitions, offset slightly by higher acquisition-related and integration charges. Included in gross profit in the six months of 2017 and 2016 are charges of approximately $20 million and $14 million, respectively, related to acquisition-related and integration costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 27.6% for the six months of 2017 compared to 24.9% in the same period of 2016. Included in selling, general and administrative expenses were charges of $45 million and $35 million of acquisition-related and integration costs for the six months of 2017 and 2016, respectively. The higher selling, general and administrative expenses, as a percentage of net sales, resulted from the increase in acquisition-related and integration costs, higher proportion of selling, general and administrative expenses for the recently acquired entities, primarily Hanes Australasia, Champion Europe and GTM, and expenses related to our Project Booster initiative including our U.S. corporate office headcount reduction efforts, offset partially by synergy benefits from the integration of prior acquisitions, planned reduction of our catalog distribution and continued cost control.

Other Highlights
Other Expenses – lower by $46 million in the six months of 2017 compared to 2016, primarily due to costs associated with the redemption of our 6.375% Senior Notes in 2016, which included a call premium and write-off of unamortized debt issuance costs.
Interest Expense – higher by $18 million for the six months of 2017 compared to 2016 primarily due to higher debt balances to help fund acquisitions and share repurchases. Our weighted average interest rate on our outstanding debt was 3.75% for the six months of 2017 and 3.63% for the six months of 2016.
Income Tax Expense – our effective income tax rate was 6% and 8% for the six months of 2017 and 2016, respectively. The lower effective income tax rate for the six months ended July 1, 2017 compared to the six months ended July 2, 2016 was primarily due to an income tax benefit recognized related to the realization of an unrecognized tax benefit resulting from the effective settlement of positions in foreign jurisdictions.
Discontinued Operations – the results of our discontinued operations include the operations of two businesses, Dunlop Flooring and Tontine Pillow, which were purchased in the Hanes Australasia acquisition in 2016 and sold during the first quarter of 2017.
Operating Results by Business Segment — Six Months Ended July 1, 2017 Compared with Six Months Ended July 2, 2016

	Net Sales		Operating Profit
	Six Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(dollars in thousands)
Innerwear	$1,224,196	$1,274,711	$266,980	$287,758
Activewear	707,099	691,054	83,038	87,114
International	952,640	548,749	108,802	47,872
Other	143,030	177,357	6,088	18,209
Corporate	—	—	(114,963)	(97,338)
Total net sales	$3,026,965	$2,691,871	$349,945	$343,615
Innerwear

	Six Months Ended
	July 1, 2017	July 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,224,196	$1,274,711	$(50,515)	(4.0)%
Segment operating profit	266,980	287,758	(20,778)	(7.2)

Innerwear net sales decreased in both our basics and intimates apparel businesses. Strength in our sock product category, as well as growth in the online channel was more than offset by declines in other product categories due to challenging consumer traffic at retail and cautious inventory management by retailers. Our intimate apparel business experienced sales declines driven by retail store closures in the mid-tier and department store channel, partially offset by strong performance from our new Maidenform sport and millennial product offerings.
Decreased operating profit was driven largely by lower sales volume coupled with lower margins from unfavorable product mix, as well as expenses related Project Booster, offset partially by continued cost control.

Activewear

	Six Months Ended
	July 1, 2017	July 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$707,099	$691,054	$16,045	2.3%
Segment operating profit	83,038	87,114	(4,076)	(4.7)
Activewear net sales increased as a result of our expansion into the teamwear and fanware space with the acquisition of GTM in 2016 and Champion sales growth within the mass merchant channel, partially offset by sales declines in Hanes activewear within the mass merchant channel and lower sales in our licensed sports apparel business driven by a timing shift of orders in the mass merchant channel into the third quarter of 2017.
Operating profit decreased primarily as a result of the impact of retailer bankruptcies and higher proportion of selling, general and administrative expenses at our recently acquired GTM business, offset partially by continued cost control.
International

	Six Months Ended
	July 1, 2017	July 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$952,640	$548,749	$403,891	73.6%
Segment operating profit	108,802	47,872	60,930	127.3
Net sales in the International segment were higher as a result of the following:

•	Incremental net sales from the acquisitions of Hanes Australasia and Champion Europe in 2016; and

•	Continued growth in Asia within our Activewear product category, primarily driven by Champion and Hanes sales growth.
Partially offset by:

•	Lower net sales in Hanes Europe Innerwear, due to declining hosiery sales and traffic at retail in certain markets; and

•	Unfavorable impact of foreign currency exchange rates.
Operating profit increased primarily due to higher sales volume, coupled with cost synergies realized in our Hanes Europe Innerwear and Hanes Australasia businesses.
Other

	Six Months Ended
	July 1, 2017	July 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$143,030	$177,357	$(34,327)	(19.4)%
Segment operating profit	6,088	18,209	(12,121)	(66.6)
Other net sales were lower as a result of continued declines in hosiery sales in the U.S., slower traffic at our outlet stores and the planned exit from our legacy catalog business in 2016. Operating profit decreased as a result of lower sales volume, offset, in part, by continued cost control.

Corporate
Corporate expenses included certain administrative costs and acquisition-related and integration charges. Acquisition-related and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, infrastructure (including information technology), and similar charges. Acquisition-related currency transactions represent the foreign exchange gain from financing activities related to the Champion Europe and Hanes Australasia acquisitions.

	Six Months Ended
	July 1, 2017	July 2, 2016
	(dollars in thousands)
Acquisition-related and integration costs:
Hanes Europe Innerwear	$30,392	$41,246
Hanes Australasia	17,978	1,156
Knights Apparel	10,314	10,035
Champion Europe	5,567	1,518
Other acquisitions	178	2,918
Acquisition-related currency transactions	—	(7,809)
Total acquisition-related and integration costs	$64,429	$49,064
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
At July 1, 2017, we had $604 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $71 million borrowing availability under our Accounts Receivable Securitization Facility, $88 million of borrowing availability under our international loan facilities, which includes our European Revolving Loan Facility, our Australian Revolving Loan Facility and other international notes payable and debt facilities, and $449 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, typically in the second half of the year, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
The following have impacted or may impact our liquidity:

•	we have principal and interest obligations under our debt;

•	we acquired Champion Europe in June 2016 and Hanes Australasia in July 2016 and we may pursue additional strategic business acquisitions in the future;

•	the amount of contingent consideration we are required to pay in connection with the Champion Europe acquisition may be inconsistent with management’s expectations;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	contributions to our pension plans;

•	we may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could significantly impact our effective income tax rate;

•	our Board of Directors has authorized a regular quarterly dividend; and

•	our Board of Directors has authorized share repurchases.
Dividends
In January and April 2017, our Board of Directors declared a regular quarterly dividend of $0.15 per share, which were paid in March and June 2017, respectively. On July 25, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.15 per share to be paid on September 6, 2017 to stockholders of record at the close of business on August 15, 2017.

Share Repurchase Program
In April 2016, our Board of Directors approved a new share repurchase program for up to 40 million shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. For the six months ended July 1, 2017, we entered into transactions to repurchase approximately 15 million shares at a weighted average repurchase price of $20.39 per share. The shares were repurchased at a total cost of $300 million. For the six months ended July 2, 2016 we repurchased approximately 14 million shares under the previous share repurchase program at a weighted average purchase price of $26.65. The shares were repurchased at a total cost of $380 million. At July 1, 2017, the remaining repurchase authorization under the current share repurchase program totaled approximately 25 million shares. The program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time at our discretion.
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
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the six months ended July 1, 2017 and July 2, 2016 was derived from our condensed consolidated financial statements.

	Six Months Ended
	July 1, 2017	July 2, 2016
	(dollars in thousands)
Operating activities	$34,250	$(129,078)
Investing activities	13,301	(220,433)
Financing activities	(55,211)	690,681
Effect of changes in foreign currency exchange rates on cash	(3,170)	658
Change in cash and cash equivalents	(10,830)	341,828
Cash and cash equivalents at beginning of year	460,245	319,169
Cash and cash equivalents at end of period	$449,415	$660,997
Operating Activities
Our overall liquidity is primarily driven by our cash flow from operations, which is dependent on net income, as well as changes in our working capital. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to prior year, the higher net cash provided by operating activities is due to strong working capital management, specifically related to increased accounts receivable collections, extension of our accounts payable terms and no voluntary pension contribution in the first half of 2017 compared to $40 million in the same period of 2016.
Investing Activities
The higher net cash provided by investing activities is primarily the result of cash received from our dispositions of the Dunlop Flooring and Tontine Pillow businesses as well as our acquisition of Champion Europe in the second quarter of 2016.
Financing Activities
The lower net cash from financing activities was primarily the result of lower borrowings on our loan facilities in the first half of 2017.
Financing Arrangements
In March 2017, we amended the Accounts Receivable Securitization Facility. This amendment primarily extended the maturity date to March 2018.

As of July 1, 2017, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with these covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 or other SEC filings could cause noncompliance.
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
At our Annual Meeting of Stockholders in April 2017, our stockholders recommended, by a non-binding advisory vote, that we have an annual advisory vote regarding executive compensation. After considering this, as well as the recommendation of the Compensation Committee of our Board of Directors that we should have an annual stockholder advisory vote on executive compensation, our Board of Directors determined that future stockholder advisory votes on executive compensation will be held annually.

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
Date: August 2, 2017

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