Form 10-Q
period 2017-09-30
Hanesbrands Inc.
filed 2017-11-03
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2017, there were 364,584,181 shares of the registrant’s common stock outstanding.

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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$1,799,270	$1,761,019	$4,826,235	$4,452,890
Cost of sales	1,120,813	1,111,653	2,962,345	2,788,977
Gross profit	678,457	649,366	1,863,890	1,663,913
Selling, general and administrative expenses	425,153	421,014	1,260,641	1,091,946
Operating profit	253,304	228,352	603,249	571,967
Other expenses	1,881	1,559	4,659	50,533
Interest expense, net	43,917	43,433	130,184	111,539
Income from continuing operations before income tax expense	207,506	183,360	468,406	409,895
Income tax expense	4,150	10,570	19,804	28,693
Income from continuing operations	203,356	172,790	448,602	381,202
Income (loss) from discontinued operations, net of tax	—	1,068	(2,097)	1,068
Net income	$203,356	$173,858	$446,505	$382,270

Earnings per share — basic:
Continuing operations	$0.56	$0.46	$1.22	$1.00
Discontinued operations	—	—	(0.01)	—
Net income	$0.56	$0.46	$1.21	$1.00

Earnings per share — diluted:
Continuing operations	$0.55	$0.45	$1.21	$0.99
Discontinued operations	—	—	(0.01)	—
Net income	$0.55	$0.45	$1.20	$0.99

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$203,356	$173,858	$446,505	$382,270
Other comprehensive income (loss), net of tax of $1,427, ($247), $7,870 and ($701), respectively	5,051	(2,713)	9,349	13,691
Comprehensive income	$208,407	$171,145	$455,854	$395,961

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$400,045	$460,245
Trade accounts receivable, net	1,009,188	836,924
Inventories	1,953,918	1,840,565
Other current assets	196,875	137,535
Current assets of discontinued operations	—	45,897
Total current assets	3,560,026	3,321,166
Property, net	624,602	692,464
Trademarks and other identifiable intangibles, net	1,371,007	1,285,458
Goodwill	1,141,942	1,098,540
Deferred tax assets	504,059	464,872
Other noncurrent assets	79,087	67,980
Total assets	$7,280,723	$6,930,480

Liabilities and Stockholders’ Equity
Accounts payable	$852,671	$761,647
Accrued liabilities	614,599	619,795
Notes payable	23,969	56,396
Accounts Receivable Securitization Facility	250,995	44,521
Current portion of long-term debt	154,395	133,843
Current liabilities of discontinued operations	—	9,466
Total current liabilities	1,896,629	1,625,668
Long-term debt	3,566,547	3,507,685
Pension and postretirement benefits	378,573	371,612
Other noncurrent liabilities	207,807	201,601
Total liabilities	6,049,556	5,706,566

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 364,571,559 and 378,687,052, respectively	3,646	3,787
Additional paid-in capital	267,675	260,002
Retained earnings	1,386,488	1,396,116
Accumulated other comprehensive loss	(426,642)	(435,991)
Total stockholders’ equity	1,231,167	1,223,914
Total liabilities and stockholders’ equity	$7,280,723	$6,930,480

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Operating activities:
Net income	$446,505	$382,270
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	89,762	73,715
Write-off on early extinguishment of debt	2,153	12,667
Charges incurred for amendments of credit facilities	—	34,624
Amortization of debt issuance costs	7,943	6,401
Stock compensation expense	6,351	16,292
Deferred taxes and other	(12,744)	(18,938)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(147,933)	(198,217)
Inventories	(74,945)	4,557
Other assets	(42,664)	(6,167)
Accounts payable	71,264	(80,589)
Accrued pension and postretirement benefits	15,021	(34,419)
Accrued liabilities and other	(29,623)	16,095
Net cash from operating activities	331,090	208,291
Investing activities:
Purchases of property, plant and equipment	(60,418)	(65,439)
Proceeds from sales of assets	4,398	68,701
Acquisition of businesses, net of cash acquired	(524)	(963,127)
Disposition of businesses	40,285	—
Net cash from investing activities	(16,259)	(959,865)
Financing activities:
Borrowings on notes payable	212,804	854,915
Repayments on notes payable	(249,708)	(943,893)
Borrowings on Accounts Receivable Securitization Facility	342,315	194,549
Repayments on Accounts Receivable Securitization Facility	(135,841)	(145,638)
Borrowings on Revolving Loan Facilities	2,957,799	2,995,442
Repayments on Revolving Loan Facilities	(2,738,000)	(2,992,000)
Borrowings on Senior Notes	—	2,359,347
Repayments on Senior Notes	—	(1,000,000)
Borrowings on Term Loan Facilities	—	301,272
Repayments on Term Loan Facilities	(201,281)	(154,670)
Borrowings on International Debt	—	8,368
Repayments on International Debt	(44,073)	(11,186)
Share repurchases	(299,919)	(379,901)
Cash dividends paid	(165,211)	(125,798)
Payments to amend and refinance credit facilities	(559)	(79,492)
Payment of contingent consideration	(41,250)	—
Taxes paid related to net shares settlement of equity awards	(8,075)	(2,919)
Other	3,401	1,529
Net cash from financing activities	(367,598)	879,925
Effect of changes in foreign exchange rates on cash	(7,433)	2,693
Change in cash and cash equivalents	(60,200)	131,044
Cash and cash equivalents at beginning of year	460,245	319,169
Cash and cash equivalents at end of period	$400,045	$450,213

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial condition and cash flows of Hanesbrands Inc., a Maryland corporation, and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. Three subsidiaries of the Company close on the calendar month-end, which is less than a week different than the Company’s consolidated quarter end. The difference in reporting of financial information for these subsidiaries did not have a material impact on the Company’s financial condition, results of operations or cash flows.
As a result of further policy harmonization related to acquired businesses, certain prior year amounts in the condensed consolidated financial statements, none of which are material, have been reclassified to conform with the current year presentation. The reclassification on the Condensed Consolidated Balance Sheet is between the “Trade accounts receivable, net” line and the “Accrued liabilities” line of $22,746 as of December 31, 2016. The reclassification on the Condensed Consolidated Statement of Cash Flow is between the “Accounts Receivable” and the “Accrued liabilities and other” line of $2,744 for the nine months ended October 1, 2016. This reclassification had no impact on the Company’s results of operations.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, a new accounting standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The new standard will be effective for the Company in the first quarter of 2018 and can be applied using a modified retrospective or full retrospective method. The Company has established an implementation team consisting of finance, accounting and front-end business partners to analyze the impact of the guidance across all of its revenue sources. The Company has evaluated the new standard against its existing accounting policies and practices, including reviewing standard purchase orders, invoices, shipping terms, conducting questionnaires with our global team and reviewing contracts with customers. The Company has not identified any information that would indicate that the new guidance will have a material impact on the Company’s financial statements. The Company expects to have enhanced disclosures related to disaggregation of revenue sources and accounting policies. The Company expects to adopt the new standard in the first quarter of 2018 using the modified retrospective transition method.
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
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The new rules expand the hedging strategies that qualify for hedge accounting, including contractually-specified price components of a commodity purchase or sale, hedges of the benchmark rate component of the contractual coupon cash flows of fixed-rate assets and liabilities, hedges of the portion of a closed portfolio of prepayable assets and partial-term hedges of fixed-rate assets and liabilities. The new rules also allow additional time to complete hedge effectiveness testing and allow qualitative assessments subsequent to initial quantitative tests if there is a supportable expectation that the hedge will remain highly effective. The new rules will be effective for the Company in the first quarter of 2019, with early adoption permitted. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The acquired assets and assumed liabilities at the date of acquisition (July 14, 2016) include the following:

Cash and cash equivalents	$54,294
Accounts receivable, net	36,019
Inventories	104,806
Other current assets	16,588
Current assets of discontinued operations	50,839
Property, net	34,835
Trademarks and other identifiable intangibles	506,170
Deferred tax assets and other noncurrent assets	23,687
Total assets acquired	827,238
Accounts payable	89,309
Accrued liabilities and other	24,912
Current liabilities of discontinued operations	14,564
Long-term debt	41,976
Deferred tax liabilities and other noncurrent liabilities	16,320
Total liabilities assumed	187,081
Net assets acquired	640,157
Goodwill	160,714
Purchase price	$800,871
Since July 14, 2016, goodwill decreased by $25,434 as a result of measurement period adjustments, primarily related to the valuation adjustments for the Dunlop Flooring and Tontine Pillow businesses and completion of deferred tax balances. The purchase price allocation was finalized in the third quarter of 2017.

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
The estimated contingent consideration is included in the “Accrued liabilities” line in the accompanying Condensed Consolidated Balance Sheet and is based on 10 times Champion Europe’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of €18,600, calculated as defined by the purchase agreement, for the calendar year 2016 and is payable in 2017. The contingent consideration is required to be revalued each reporting period until paid. At September 30, 2017, the contingent consideration payment was pending finalization of Champion Europe’s calendar year 2016 EBITDA calculation in accordance with the purchase agreement. On April 28, 2017, an initial payment of €37,820 ($41,250) was made to the sellers towards the contingent consideration liability, which represents the mutually agreed portion of the contingent consideration. Management continues to evaluate and discuss the proposed adjustments to the EBITDA calculation with the sellers and believes the remaining accrual is consistent with management’s expectations for any additional amount that will be due in connection with the contingent consideration. In addition to the initial payment, additional contingent consideration payments could total up to approximately €46,600.

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
Consolidated Pro Forma Results
Consolidated unaudited pro forma results of operations for the Company are presented below assuming that the 2016 acquisitions of Hanes Australasia and Champion Europe had occurred on January 4, 2015. Pro forma operating results for the quarter and nine months ended October 1, 2016 exclude expenses totaling $751 and $6,187 respectively, for acquisition-related adjustments primarily related to inventory and stock compensation.

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$1,799,270	$1,780,530	$4,826,235	$4,859,619
Net income from continuing operations	203,356	172,040	448,602	448,589
Earnings per share from continuing operations:
Basic	$0.56	$0.45	$1.22	$1.17
Diluted	0.55	0.45	1.21	1.16
Subsequent Event
On October 13, 2017, the Company acquired 100% of Alternative Apparel, Inc. (“Alternative Apparel”) from Rosewood Capital V, L.P. and certain individual shareholders in an all-cash transaction valued at approximately $60,000 on an enterprise value basis. Alternative Apparel sells the Alternative brand better basics T-shirts, fleece and other tops and bottoms. Alternative is a lifestyle brand known for its comfort, style and social responsibility. The Company funded the acquisition with cash on hand and short term borrowing under the Revolving Loan Facility. The Company believes this acquisition will create growth opportunities by supporting its Activewear growth strategy by expanding its market and channel penetration, including online, supported by the Company’s global low-cost supply chain and manufacturing network. Due to the immaterial nature of this acquisition, the Company has not provided additional disclosures herein.

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
The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to these businesses that were eliminated from ongoing operations. The key components from discontinued operations related to the Dunlop Flooring and Tontine Pillow businesses were as follows:

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$—	$15,587	$6,865	$15,587
Cost of sales	—	9,996	4,507	9,996
Gross profit	—	5,591	2,358	5,591
Selling, general and administrative expenses	—	3,570	3,729	3,570
Operating profit (loss)	—	2,021	(1,371)	2,021
Other expenses	—	495	303	495
Net loss on disposal of businesses	—	—	242	—
Income (loss) from discontinued operations before income tax expense	—	1,526	(1,916)	1,526
Income tax expense	—	458	181	458
Net income (loss) from discontinued operations, net of tax	$—	$1,068	$(2,097)	$1,068

(5)	Stockholders’ Equity
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method.
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Basic weighted average shares outstanding	366,083	379,368	368,885	382,235
Effect of potentially dilutive securities:
Stock options	1,541	1,890	1,591	2,016
Restricted stock units	535	1,293	470	1,210
Employee stock purchase plan and other	1	7	1	17
Diluted weighted average shares outstanding	368,160	382,558	370,947	385,478
There were 28 and 58 restricted stock units excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the quarter and nine months ended September 30, 2017, respectively. For the quarter and nine months

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

ended October 1, 2016, there were 42 restricted stock units excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the quarters and nine months ended September 30, 2017 and October 1, 2016, no options were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.
For the quarters ended September 30, 2017 and October 1, 2016, the Company declared cash dividends of $0.15 and $0.11 per share, respectively. For the nine months ended September 30, 2017 and October 1, 2016, the Company declared cash dividends of $0.45 and $0.33 per share, respectively.
On October 24, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding shares of common stock to be paid on December 5, 2017 to stockholders of record at the close of business on November 14, 2017.
On April 27, 2016, the Company’s Board of Directors approved a new share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The Company did not repurchase any shares during the quarters ended September 30, 2017 and October 1, 2016. For the nine months ended September 30, 2017, the Company entered into transactions to repurchase 14,696 shares at a weighted average repurchase price of $20.39 per share. The shares were repurchased at a total cost of $299,919. For the nine months ended October 1, 2016, the Company repurchased 14,243 shares under the previous share repurchase program at a weighted average purchase price of $26.65 per share. The shares were repurchased at a total cost of $379,901. At September 30, 2017, the remaining repurchase authorization totaled 25,304 shares. The program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

(6)	Inventories
Inventories consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials	$130,567	$131,228
Work in process	201,729	185,066
Finished goods	1,621,622	1,524,271
	$1,953,918	$1,840,565

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(7)	Debt
Debt consisted of the following:

	Interest Rate as of September 30, 2017	Principal Amount		Maturity Date
		September 30, 2017	December 31, 2016
Senior Secured Credit Facility:
Revolving Loan Facility	2.99%	$211,000	$—	April 2020
Term Loan A	2.95%	605,625	655,469	April 2020
Term Loan B	3.74%	318,625	318,625	April 2022
Australian Term A-1	3.15%	156,974	143,544	July 2019
Australian Term A-2	—%	—	143,544	July 2021
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	587,268	520,617	June 2024
European Revolving Loan Facility	1.50%	79,868	62,474	September 2018
Accounts Receivable Securitization Facility	2.12%	250,995	44,521	March 2018
Other International Debt	Various	2,027	43,789	Various
		4,012,382	3,732,583
Less long-term debt issuance cost		40,445	46,534
Less current maturities		405,390	178,364
		$3,566,547	$3,507,685
As of September 30, 2017, the Company had $784,117 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account outstanding borrowings and $4,883 of standby and trade letters of credit issued and outstanding under this facility. The Company also had $24,005 of borrowing availability under the Accounts Receivable Securitization Facility, $37,586 of borrowing availability under the European Revolving Loan Facility, $51,016 of borrowing availability under the Australian Revolving Loan Facility and $60,648 of borrowing availability under other international lines of credit after taking into account outstanding borrowings and letters of credit outstanding under the applicable facility.
In March 2017, the Company amended the Accounts Receivable Securitization Facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment primarily extended the maturity date to March 2018.
In September 2017, the Company amended the European Revolving Loan Facility primarily to extend the maturity date to September 2018.
As of September 30, 2017, the Company was in compliance with all financial covenants under its credit facilities.

(8)	Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 31, 2016	$(78,059)	$13,772	$(606,583)	$234,879	$(435,991)
Amounts reclassified from accumulated other comprehensive loss	—	(3,348)	14,440	(4,611)	6,481
Current-period other comprehensive income (loss) activity	34,047	(43,660)	—	12,481	2,868

Balance at September 30, 2017	$(44,012)	$(33,236)	$(592,143)	$242,749	$(426,642)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Quarter Ended		Nine Months Ended
		September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Gain on foreign exchange contracts	Cost of sales	$414	$715	$3,348	$4,424
	Income tax	191	(278)	(934)	(1,721)
	Net of tax	605	437	2,414	2,703
Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	(4,862)	(4,307)	(14,440)	(12,843)
	Income tax	1,867	1,675	5,545	4,996
	Net of tax	(2,995)	(2,632)	(8,895)	(7,847)

Total reclassifications		$(2,390)	$(2,195)	$(6,481)	$(5,144)

(9)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of September 30, 2017, the notional U.S. dollar equivalent of commitments to sell foreign currencies within the Company’s derivative portfolio was $588,866, primarily consisting of contracts hedging exposures to the Australian dollar, Euro, Canadian dollar, Mexican peso, and the New Zealand dollar.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		September 30, 2017	December 31, 2016
Hedges	Other current assets	$907	$16,729
Non-hedges	Other current assets	541	4,363
Total derivative assets		1,448	21,092

Hedges	Accrued liabilities	(21,169)	(207)
Non-hedges	Accrued liabilities	(4,503)	(172)
Total derivative liabilities		(25,672)	(379)

Net derivative (liability) asset		$(24,224)	$20,713
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
The Company expects to reclassify into earnings during the next 12 months a net loss from AOCI of approximately $16,432.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Loss Recognized in AOCI (Effective Portion)		Amount of Loss Recognized in AOCI (Effective Portion)
	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Foreign exchange contracts	$(17,379)	$(3,594)	$(43,660)	$(7,131)

	Location of Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)		Amount of Gain Reclassified from AOCI into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Foreign exchange contracts	Cost of sales	$414	$715	$3,348	$4,424
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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Quarter Ended		Nine Months Ended
		September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Foreign exchange contracts	Selling, general and administrative expenses	$3,277	$7,694	$(1,398)	$7,970

(10)	Fair Value of Assets and Liabilities
As of September 30, 2017, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates, deferred compensation plan liabilities and contingent consideration resulting from the Champion Europe acquisition. The fair values of foreign currency derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The fair value of the contingent consideration obligation was determined by applying a multiple of 10 times Champion Europe’s EBITDA for calendar year 2016 in excess of €18,600, as defined per the purchase agreement, as further described in Note 3 to the Company’s condensed consolidated financial statements, and is categorized as Level 3. An initial payment of €37,820 was made on April 28, 2017 to the sellers, which represents the mutually agreed portion of the contingent consideration. The remaining contingent consideration obligation will be revalued each reporting period until the related contingencies are resolved, with any adjustments to the fair value recognized in earnings. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

There were no changes during the quarter ended September 30, 2017 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers into or out of Level 1, Level 2 or Level 3 during the quarter ended September 30, 2017. As of and during the quarter and nine months ended September 30, 2017, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of September 30, 2017
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$1,448	$—	$1,448	$—
Foreign exchange derivative contracts	(25,672)	—	(25,672)	—
	(24,224)	—	(24,224)	—
Champion Europe contingent consideration	(3,383)	—	—	(3,383)
Deferred compensation plan liability	(53,237)	—	(53,237)	—
Total	$(80,844)	$—	$(77,461)	$(3,383)

	Assets (Liabilities) at Fair Value as of December 31, 2016
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts	$21,092	$—	$21,092	$—
Foreign exchange derivative contracts	(379)	—	(379)	—
	20,713	—	20,713	—
Champion Europe contingent consideration	(42,378)	—	—	(42,378)
Deferred compensation plan liability	(51,868)	—	(51,868)	—
Total	$(73,533)	$—	$(31,155)	$(42,378)
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of September 30, 2017 and December 31, 2016. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $23,998 and $18,726 as of September 30, 2017 and December 31, 2016, respectively. The fair value of debt, which is classified as a Level 2 liability, was $4,206,792 and $3,729,270 as of September 30, 2017 and December 31, 2016, respectively. Debt had a carrying value of $4,012,382 and $3,732,583 as of September 30, 2017 and December 31, 2016, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of September 30, 2017 and December 31, 2016, primarily due to the short-term nature of these instruments.

(11)	Income Taxes
The Company’s effective income tax rate for continuing operations was 2% and 6% for the quarters ended September 30, 2017 and October 1, 2016, respectively. The Company’s effective income tax rate for continuing operations was 4% and 7% for the nine months ended September 30, 2017 and October 1, 2016, respectively. The lower effective income tax rate for the quarter and nine months ended September 30, 2017 compared to the quarter and nine months ended October 1, 2016 was primarily due to favorable adjustments resulting from the finalization of the prior year federal tax return, resulting in the recognition of previously unrecognized foreign tax credits, recognized discretely in the period ending September 30, 2017.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Additionally, there was a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at higher rates than foreign subsidiaries, for the nine months ending September 30, 2017 as compared to the nine months ending October 1, 2016.

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

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales:
Innerwear	$644,059	$679,096	$1,868,255	$1,953,807
Activewear	519,496	516,713	1,226,595	1,207,767
International	556,730	478,122	1,509,370	1,026,871
Other	78,985	87,088	222,015	264,445
Total net sales	$1,799,270	$1,761,019	$4,826,235	$4,452,890

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Segment operating profit:
Innerwear	$141,002	$147,902	$407,982	$435,660
Activewear	79,015	72,962	162,053	160,076
International	76,414	61,312	185,216	109,184
Other	10,162	9,199	16,250	27,408
Total segment operating profit	306,593	291,375	771,501	732,328
Items not included in segment operating profit:
General corporate expenses	(26,136)	(14,776)	(63,354)	(54,798)
Acquisition-related and integration charges	(16,874)	(42,587)	(81,303)	(91,651)
Amortization of intangibles	(10,279)	(5,660)	(23,595)	(13,912)
Total operating profit	253,304	228,352	603,249	571,967
Other expenses	(1,881)	(1,559)	(4,659)	(50,533)
Interest expense, net	(43,917)	(43,433)	(130,184)	(111,539)
Income from continuing operations before income tax expense	$207,506	$183,360	$468,406	$409,895
For the quarter ended September 30, 2017, the Company incurred acquisition-related and integration charges of $16,874, of which $2,230 is reported in the “Cost of sales” line and $14,644 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended October 1, 2016, the Company incurred acquisition-related and integration charges of $42,587, of which $13,563 is reported in the “Cost of sales” line and $29,024 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
For the nine months ended September 30, 2017, the Company incurred acquisition-related and integration charges of $81,303, of which $21,989 is reported in the “Cost of sales” line and $59,314 is reported in the “Selling, general and administrative expenses” line. For the nine months ended October 1, 2016, the Company incurred acquisition-related and integration charges of $138,942, of which $27,732 is reported in the “Cost of sales” line, $63,919 is reported in the “Selling, general and administrative expenses” line and $47,291 is reported in the “Other expenses” line in the Condensed Consolidated Statement of Income.
As part of the Hanes Europe Innerwear acquisition strategy, in 2015 the Company identified management and administrative positions that were considered non-essential and/or duplicative that have or will be eliminated. As of December 31, 2016, the Company had accrued approximately $32,542 for expected benefit payments related to employee termination and other benefits for affected employees. During the nine months ended September 30, 2017, there were approximately $9,836 of benefit payments and foreign currency adjustments, resulting in an accrual of $22,706, of which, $10,905 and $11,801, is included in the “Accrued liabilities” and “Other noncurrent liabilities” lines of the Condensed Consolidated Balance Sheet, respectively.
In the first quarter of 2017, the Company approved an action to resize its U.S. corporate office workforce through separation programs affecting employees primarily in the Innerwear and Activewear segments. As of April 1, 2017, the Company accrued approximately $10,145 for employee termination and other benefits in accordance with expected benefit payments, with the majority of charges reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2017, there were approximately $8,477 of benefit payments and an additional accrual of $4,653, resulting in an ending accrual of $6,321 included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheet.
The Company closed its Nanjing, China textile plant in the first quarter of 2017 as part of a plan to realign its Asia textile production in order to better support its global commercial footprint, which has evolved over the past 10 years through major acquisitions in the United States, Europe and Australia. As of April 1, 2017, the Company accrued approximately $8,534 for employee termination and other benefits in accordance with expected benefit payments for employees. The charges, along with other facility exit costs of $2,831, were reflected in the “Cost of sales” line of the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2017, there were approximately $8,057 of benefit payments and foreign

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

currency adjustments, resulting in an accrual of $477, which is included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheet. As of September 30, 2017, the Nanjing, China textile plant, valued at $65,570, was classified as assets held for sale and reported within the “Other current assets” line of the Condensed Consolidated Balance Sheet.

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
Highlights from the Third Quarter Ended September 30, 2017
Key financial highlights are as follows:

•	Total net sales in the third quarter of 2017 were $1.80 billion, compared with $1.76 billion in the same period of 2016, representing a 2% increase.

•
Operating profit increased 11% to $253 million in the third quarter of 2017, compared with $228 million in the same period of 2016. As a percentage of sales, operating profit was 14.1% in the third quarter of 2017 compared to 13.0% in the same period of 2016. Included within operating profit for both the third quarter of 2017 and 2016 were acquisition-related and integration charges of $17 million and $43 million, respectively.

•	Diluted earnings per share from continuing operations increased 22% to $0.55 in the third quarter of 2017, compared with $0.45 in the same period of 2016.
In 2017, we began executing a multi-year program (“Project Booster”) to drive investment for sales growth, cost reduction and increased cash flow. Under Project Booster, we are investing to accelerate worldwide omnichannel and global Champion growth, while also investing in marketing and brand building for our leading lineup of brands globally. To fund growth initiatives, reduce costs and increase cash flow, we expect to reduce overhead, including headcount, to reflect market trends and needs; drive additional supply chain optimization beyond integration synergies; and focus on inventory turns and other working capital improvements. We intend to use our size and scale to drive supply chain optimization, including by investing in our domestic distribution center network to better serve the online channel, gaining procurement and product development savings, utilizing global fabric platforms and silhouettes, and continuing to internalize production.
The Project Booster initiative is expected to generate approximately $150 million in annualized cost savings. We expect to annually reinvest approximately $50 million of the savings in targeted growth opportunities, which would result in approximately $100 million of annual net cost savings and incremental cash from operations by the end of 2019. In addition to the annual net cost savings, we also plan to drive approximately $200 million of non-recurring working capital improvements which will result in a one-time benefit to cash from operations by the end of 2019.

Outlook
We expect our 2017 full year net sales to be approximately $6.450 billion to $6.475 billion.
Interest and other expenses are expected to be approximately $180 million, combined.
We estimate our full year effective income tax rate to be approximately 5%, assuming no changes to U.S. tax law and policy.
We expect cash flow from operations to be in the range of $625 million to $725 million. We expect capital expenditures of approximately $90 million.
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

Condensed Consolidated Results of Operations — Third Quarter Ended September 30, 2017 Compared with Third Quarter Ended October 1, 2016

	Quarter Ended
	September 30, 2017	October 1, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,799,270	$1,761,019	$38,251	2.2%
Cost of sales	1,120,813	1,111,653	9,160	0.8
Gross profit	678,457	649,366	29,091	4.5
Selling, general and administrative expenses	425,153	421,014	4,139	1.0
Operating profit	253,304	228,352	24,952	10.9
Other expenses	1,881	1,559	322	20.7
Interest expense, net	43,917	43,433	484	1.1
Income from continuing operations before income tax expense	207,506	183,360	24,146	13.2
Income tax expense	4,150	10,570	(6,420)	(60.7)
Income from continuing operations	203,356	172,790	30,566	17.7
Income from discontinued operations, net of tax	—	1,068	(1,068)	NM
Net income	$203,356	$173,858	$29,498	17.0%
Net Sales
Net sales increased 2% during the third quarter of 2017 primarily due to the following:

•	Acquisition of It’s Greek to Me and GTM Retail, Inc. (“GTM”) in 2016, which added incremental net sales of approximately $15 million in the third quarter of 2017;

•	Increased net sales driven by our global Champion and global online growth initiatives;

•	Increased net sales in our Hanes Australasia business;

•	Increased net sales within our sock product category; and

•	Favorable impact of foreign exchange rates in our International businesses.
Partially offset by:

•
Lower net sales in our remaining U.S. product categories as a result of softer-than-expected back-to-school trends driven by weak traffic at retail and continued declines in the overall apparel category; and

•	Declines in hosiery sales within the U.S. and certain European markets.
Gross Profit
The increase in gross profit was attributable to supply chain efficiencies and synergies recognized from the integration of our acquisitions and lower acquisition-related and integration charges. Included in gross profit in the third quarters of 2017 and 2016 are charges of approximately $2 million and $14 million, respectively, related to acquisition-related and integration costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 23.6% for the third quarter of 2017 compared to 23.9% in the same period of 2016. Included in selling, general and administrative expenses were charges of $15 million and $29 million of acquisition-related and integration costs for the third quarters of 2017 and 2016, respectively. Selling, general and administrative expenses, as a percentage of net sales, decreased slightly due to lower acquisition-related and integration costs for the third quarter of 2017 compared to 2016, offset partially by the higher proportion selling, general and administrative expenses for the recently acquired entities, primarily GTM.
Other Highlights
Interest Expense – relatively flat in the third quarter of 2017 compared to the third quarter of 2016. A higher weighted average interest rate in 2017 compared to the same period of 2016 was nearly offset in full by lower debt balances. Our weighted average interest rate on our outstanding debt was 3.84% during the third quarter of 2017, compared to 3.69% in third quarter of 2016.

Income Tax Expense – our effective income tax rate was 2% and 6% for the third quarters of 2017 and 2016, respectively. The lower tax rate in 2017 compared to the same period of 2016 is primarily driven by favorable adjustments due to the finalization of the prior year federal tax return, resulting in the recognition of previously unrecognized foreign tax credits, recognized discretely in the quarter. Additionally, there was a lower proportion of earnings attributed to domestic subsidiaries in the quarter, which are taxed at higher rates than foreign subsidiaries.
Operating Results by Business Segment — Third Quarter Ended September 30, 2017 Compared with Third Quarter Ended October 1, 2016

	Net Sales		Operating Profit
	Quarter Ended		Quarter Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(dollars in thousands)
Innerwear	$644,059	$679,096	$141,002	$147,902
Activewear	519,496	516,713	79,015	72,962
International	556,730	478,122	76,414	61,312
Other	78,985	87,088	10,162	9,199
Corporate	—	—	(53,289)	(63,023)
Total	$1,799,270	$1,761,019	$253,304	$228,352
Innerwear

	Quarter Ended
	September 30, 2017	October 1, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$644,059	$679,096	$(35,037)	(5.2)%
Segment operating profit	141,002	147,902	(6,900)	(4.7)
Innerwear net sales decreased due to lower net sales in both our basics and intimates apparel businesses. Strength in our sock and licensed intimate apparel businesses was more than offset by declines in other product categories as a result of softer-than-expected back-to-school trends driven by weak traffic at retail and continued declines in the overall apparel category. Declines at retail were partially offset by strong online growth across all Innerwear product categories.
Decreased operating profit was largely driven by lower sales volume coupled with lower margins from unfavorable product mix, partially offset by lower selling, general and administrative expenses from continued cost control.
Activewear

	Quarter Ended
	September 30, 2017	October 1, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$519,496	$516,713	$2,783	0.5%
Segment operating profit	79,015	72,962	6,053	8.3
Activewear net sales increased with our expansion into the teamwear and fanware space with the acquisition of GTM in 2016, increased net sales in the licensed sports apparel business within the college bookstore business and growth in the online channel across Activewear product categories. Sales increases were offset partially by sales declines in our Hanes activewear apparel, primarily in the mass merchant channel.
Operating profit increased primarily as a result of product mix favoring higher gross margin businesses, sales volume and continued cost control.

International

	Quarter Ended
	September 30, 2017	October 1, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$556,730	$478,122	$78,608	16.4%
Segment operating profit	76,414	61,312	15,102	24.6
Net sales in the International segment were higher as a result of the following:

•	Increased net sales driven by our global Champion sales growth, primarily in the Europe and Asia markets;

•	Increased innerwear net sales within our Hanes Australasia and Latin America businesses; and

•	Favorable impact of foreign currency exchange rates.
Partially offset by:

•	Declining hosiery sales and slower traffic at retail in certain European markets.
Operating profit increased primarily due to higher sales volume, coupled with cost synergies realized in our Hanes Europe Innerwear and Hanes Australasia businesses.
Other

	Quarter Ended
	September 30, 2017	October 1, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$78,985	$87,088	$(8,103)	(9.3)%
Segment operating profit	10,162	9,199	963	10.5
Other net sales were lower as a result of continued declines in hosiery sales in the U.S. and slower traffic at our outlet stores and the impact from weather-related store closures. Operating profit increased as a result of continued cost control partially offset by lower sales volume.
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

	Quarter Ended
	September 30, 2017	October 1, 2016
	(dollars in thousands)
Acquisition-related and integration costs:
Hanes Australasia	$9,383	$19,575
Hanes Europe Innerwear	8,136	18,673
Champion Europe	2,528	6,032
Knights Apparel	(3,429)	5,588
Other acquisitions	256	549
Acquisition-related currency transactions	—	(7,830)
Total acquisition-related and integration costs	$16,874	$42,587

Condensed Consolidated Results of Operations — Nine Months Ended September 30, 2017 Compared with Nine Months Ended October 1, 2016

	Nine Months Ended
	September 30, 2017	October 1, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$4,826,235	$4,452,890	$373,345	8.4%
Cost of sales	2,962,345	2,788,977	173,368	6.2
Gross profit	1,863,890	1,663,913	199,977	12.0
Selling, general and administrative expenses	1,260,641	1,091,946	168,695	15.4
Operating profit	603,249	571,967	31,282	5.5
Other expenses	4,659	50,533	(45,874)	(90.8)
Interest expense, net	130,184	111,539	18,645	16.7
Income from continuing operations before income tax expense	468,406	409,895	58,511	14.3
Income tax expense	19,804	28,693	(8,889)	(31.0)
Income from continuing operations	448,602	381,202	67,400	17.7
Income from discontinued operations, net of tax	(2,097)	1,068	(3,165)	NM
Net income	$446,505	$382,270	$64,235	16.8%
Net Sales
Net sales increased 8% in the nine months of 2017 compared to the same period of 2016 as a result of the following:

•	Acquisitions of Hanes Australasia, Champion Europe and GTM in 2016, which added incremental net sales of approximately $451 million in the nine months of 2017;

•	Increased net sales driven by our global Champion and global online growth initiatives;

•	Increased net sales in our sock product category; and

•	Sales growth in licensed sports apparel in the college bookstore business.
Partially offset by:

•
Lower net sales in our remaining Innerwear product categories as a result of challenging consumer traffic at retail, cautious inventory management by retailers and store closures within the mid-tier and department store channel;

•	Lower net sales in our licensed sports apparel business and Hanes activewear apparel within the mass merchant channel; and

•	Lower net sales in Other driven by continued declines in hosiery, slower traffic at our outlet stores and the planned exit from our legacy catalog business in the third quarter of 2016.
Gross Profit
Gross profit increased in the nine months of 2017 compared to the same period in 2016 due to higher sales volume primarily from acquisitions, supply chain efficiencies and synergies recognized from the integration of our acquisitions, and lower acquisition-related and integration charges. Included in gross profit in the nine months of 2017 and 2016 are charges of approximately $22 million and $28 million, respectively, related to acquisition-related and integration costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 26.1% for the nine months of 2017 compared to 24.5% in the same period of 2016. Included in selling, general and administrative expenses were charges of $59 million and $64 million of acquisition-related and integration costs for the nine months of 2017 and 2016, respectively. The higher selling, general and administrative expenses, as a percentage of net sales, resulted from the higher proportion of selling, general and administrative expenses for our recently acquired businesses, primarily Hanes Australasia, Champion Europe and GTM, and expenses related to our Project Booster initiative including our U.S. corporate office headcount reduction efforts, offset partially by synergy benefits from the integration of prior acquisitions, cost savings from the planned reduction of our legacy catalog distribution, lower acquisition-related and integration costs and continued cost control.

Other Highlights
Other Expenses – lower by $46 million in the nine months of 2017 compared to 2016, primarily due to costs associated with the redemption of our 6.375% Senior Notes in 2016, which included a call premium and write-off of unamortized debt issuance costs.
Interest Expense – higher by $19 million for the nine months of 2017 compared to 2016 primarily due to higher debt balances to help fund acquisitions and share repurchases coupled with a higher weighted average interest rate. Our weighted average interest rate on our outstanding debt was 3.78% for the nine months of 2017 and 3.65% for the nine months of 2016.
Income Tax Expense – our effective income tax rate was 4% and 7% for the nine months of 2017 and 2016, respectively. The lower effective income tax rate for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016 was primarily due to favorable adjustments related to the finalization of the prior year federal tax return, resulting in the recognition of previously unrecognized foreign tax credits, recognized discretely in the third quarter of 2017. Additionally, there was a lower proportion of earnings attributed to domestic subsidiaries in 2017, which are taxed at higher rates than foreign subsidiaries.
Discontinued Operations – the results of our discontinued operations include the operations of two businesses, Dunlop Flooring and Tontine Pillow, which were purchased in the Hanes Australasia acquisition in 2016 and sold during the first quarter of 2017.
Operating Results by Business Segment — Nine Months Ended September 30, 2017 Compared with Nine Months Ended October 1, 2016

	Net Sales		Operating Profit
	Nine Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(dollars in thousands)
Innerwear	$1,868,255	$1,953,807	$407,982	$435,660
Activewear	1,226,595	1,207,767	162,053	160,076
International	1,509,370	1,026,871	185,216	109,184
Other	$222,015	264,445	16,250	27,408
Corporate	—	—	(168,252)	(160,361)
Total net sales	$4,826,235	$4,452,890	$603,249	$571,967
Innerwear

	Nine Months Ended
	September 30, 2017	October 1, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,868,255	$1,953,807	$(85,552)	(4.4)%
Segment operating profit	407,982	435,660	(27,678)	(6.4)

Innerwear net sales decreased in both our basics and intimates apparel businesses. Strength in our sock and licensed intimate apparel businesses, as well as growth in the online channel was more than offset by declines in other product categories due to challenging consumer traffic at retail and cautious inventory management by retailers. Our intimate apparel business also experienced sales declines driven by the continued impact from retail store closures in the mid-tier and department store channel, partially offset by strong performance from our new Maidenform sport and millennial product offerings.
Decreased operating profit was driven largely by lower sales volume coupled with lower margins from unfavorable product mix, as well as expenses related to Project Booster, offset partially by continued cost control.

Activewear

	Nine Months Ended
	September 30, 2017	October 1, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,226,595	$1,207,767	$18,828	1.6%
Segment operating profit	162,053	160,076	1,977	1.2
Activewear net sales increased as a result of our expansion into the teamwear and fanware space with the acquisition of GTM in 2016, growth in our core Champion brand outside of the mass merchant channel, increased licensed sports apparel sales in the college bookstore business, and growth across Activewear product categories online, partially offset by sales declines in Hanes activewear apparel and licensed sports apparel within the mass merchant channel.
Operating profit increased primarily as a result of increased sales volume and continued cost control offset, in part, by the impact of retailer bankruptcies and higher proportion of selling, general and administrative expenses at our recently acquired GTM business.
International

	Nine Months Ended
	September 30, 2017	October 1, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,509,370	$1,026,871	$482,499	47.0%
Segment operating profit	185,216	109,184	76,032	69.6
Net sales in the International segment were higher as a result of the following:

•	Incremental net sales from the acquisitions of Hanes Australasia and Champion Europe in 2016; and

•	Continued growth in Asia within our Activewear product category, primarily driven by Champion and Hanes sales growth.
Partially offset by:

•	Declining hosiery sales and slower traffic at retail in certain European markets.
Operating profit increased primarily due to higher sales volume, coupled with cost synergies realized in our Hanes Europe Innerwear and Hanes Australasia businesses.
Other

	Nine Months Ended
	September 30, 2017	October 1, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$222,015	$264,445	$(42,430)	(16.0)%
Segment operating profit	16,250	27,408	(11,158)	(40.7)
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

	Nine Months Ended
	September 30, 2017	October 1, 2016
	(dollars in thousands)
Acquisition-related and integration costs:
Hanes Europe Innerwear	$38,528	$59,919
Hanes Australasia	27,361	20,732
Champion Europe	8,096	7,550
Knights Apparel	6,885	15,623
Other acquisitions	433	3,466
Acquisition-related currency transactions	—	(15,639)
Total acquisition-related and integration costs	$81,303	$91,651
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
At September 30, 2017, we had $784 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $24 million borrowing availability under our Accounts Receivable Securitization Facility, $149 million of borrowing availability under our international loan facilities, which includes our European Revolving Loan Facility, our Australian Revolving Loan Facility and other international notes payable and debt facilities, and $400 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, typically in the second half of the year, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
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
Dividends
In January, April and July of 2017, our Board of Directors declared a regular quarterly dividend of $0.15 per share, which were paid in March, June and September of 2017, respectively. On October 24, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.15 per share to be paid on December 5, 2017 to stockholders of record at the close of business on November 14, 2017.

Share Repurchase Program
In April 2016, our Board of Directors approved a new share repurchase program for up to 40 million shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. For the nine months ended September 30, 2017, we entered into transactions to repurchase approximately 15 million shares at a weighted average repurchase price of $20.39 per share. The shares were repurchased at a total cost of $300 million. For the nine months ended October 1, 2016 we repurchased approximately 14 million shares under the previous share repurchase program at a weighted average purchase price of $26.65. The shares were repurchased at a total cost of $380 million. At September 30, 2017, the remaining repurchase authorization under the current share repurchase program totaled approximately 25 million shares. The program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time at our discretion.
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
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the nine months ended September 30, 2017 and October 1, 2016 was derived from our condensed consolidated financial statements.

	Nine Months Ended
	September 30, 2017	October 1, 2016
	(dollars in thousands)
Operating activities	$331,090	$208,291
Investing activities	(16,259)	(959,865)
Financing activities	(367,598)	879,925
Effect of changes in foreign currency exchange rates on cash	(7,433)	2,693
Change in cash and cash equivalents	(60,200)	131,044
Cash and cash equivalents at beginning of year	460,245	319,169
Cash and cash equivalents at end of period	$400,045	$450,213
Operating Activities
Our overall liquidity is primarily driven by our cash flow from operations, which is dependent on net income, as well as changes in our working capital. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to prior year, the higher net cash provided by operating activities is due to strong working capital management, specifically related to increased accounts receivable collections, extension of our accounts payable terms and no voluntary pension contribution in the first nine months of 2017 compared to $40 million in the same period of 2016.
Investing Activities
The lower net cash used by investing activities is primarily the result of cash received from our dispositions of the Dunlop Flooring and Tontine Pillow businesses as well as our acquisitions of Champion Europe and Pacific Brands in the first nine months of 2016.
Financing Activities
The lower net cash from financing activities was primarily the result of lower borrowings on our loan facilities in the first nine months of 2017 and the issuance of our three Senior Notes and incurrence of debt under our Australia term loan facilities in 2016 to help fund the acquisitions of Champion Europe and Hanes Australasia.

Financing Arrangements
In March 2017, we amended the Accounts Receivable Securitization Facility. This amendment primarily extended the maturity date to March 2018.
In September 2017, we amended the European Revolving Loan Facility to extend the maturity date to September 2018.
As of September 30, 2017, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with these covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 or other SEC filings could cause noncompliance.
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
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Principal Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1	Certification of Gerald W. Evans, Jr., Chief Executive Officer.

31.2	Certification of Richard D. Moss, Principal Financial Officer.

32.1	Section 1350 Certification of Gerald W. Evans, Jr., Chief Executive Officer.

32.2	Section 1350 Certification of Richard D. Moss, Principal Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ Richard D. Moss
Richard D. Moss Duly Appointed Officer and Principal Financial Officer
Date: November 2, 2017