Form 10-K
period 2017-12-30
Hanesbrands Inc.
filed 2018-02-09
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $8,382,636,149 (based on the closing price of the common stock of $23.16 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).
As of February 2, 2018, there were 360,243,037 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2018 annual meeting of stockholders.

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
Company Overview
Hanesbrands Inc. (collectively with its subsidiaries, “Hanesbrands,” “we,” “us,” “our” or the “Company”) is a socially responsible leading marketer of everyday basic innerwear and activewear apparel in the Americas, Europe, Australia and Asia/Pacific under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, Maidenform, DIM, Bali, Playtex, JMS/Just My Size, Nur Die/Nur Der, L’eggs, Lovable, Wonderbra, Berlei, Gear for Sports and Alternative.
Unlike most apparel companies, Hanesbrands primarily operates its own manufacturing facilities. More than 70 percent of the apparel units that we sell are manufactured in our own plants or those of dedicated contractors. Our products are marketed to consumers shopping in mass merchants, mid-tier and department stores, specialty stores, e-commerce sites and our own consumer directed operations, which includes our outlet stores, retail stores and e-commerce sites.
We have a long history of innovation, product excellence and brand recognition and we are now using our Innovate-to-Elevate strategy to integrate our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher value products while lowering production costs. Our Tagless apparel platform, ComfortFlex Fit bra platform, ComfortBlend fabric platform, temperature-control X-Temp fabric platform and FreshIQ advanced odor protection technology fabric platform incorporate big-idea innovation to span across brands, product categories, business segments, retailer and distribution channels and geographies.
We take great pride in our strong reputation for ethical business practices and the success of our Hanes for Good corporate responsibility program for community and environmental improvement. Hanesbrands was a U.S. Environmental Protection Agency Energy Star Sustained Excellence Award winner every year from 2012-2017 and Partner of the Year winner in 2010 and 2011. We are committed to the responsible management of energy, carbon emissions, water, wastewater, chemicals, solid waste and recycled materials in all of our facilities worldwide, and we report our progress annually. We are also a recognized leader for our community-building, philanthropy and workplace practices. More information about our Hanes for Good corporate responsibility initiatives may be found at www.HanesForGood.com.
Our fiscal year ends on the Saturday closest to December 31. All references to “2017”, “2016” and “2015” relate to the 52 week fiscal years ended on December 30, 2017, December 31, 2016 and January 2, 2016, respectively. A significant subsidiary of ours, Hanes Holdings Lux S.à.r.l. (formerly named DBA Lux Holding S.A.) (“Hanes Europe Innerwear”), had a 53 week fiscal year ended on January 2, 2016 as a result of aligning Hanes Europe Innerwear’s year end with ours in the year after acquisition. The difference in reporting one additional week of financial information for Hanes Europe Innerwear did not have a material impact on our financial condition, results of operations or cash flows.
Our Brands
Our portfolio of leading brands is designed to address the needs and wants of various consumer segments across a broad range of basic apparel products. Each of our brands has a unique consumer positioning that distinguishes it from its competitors and guides its advertising and product development. We discuss some of our most important brands in more detail below.
Hanes is the largest and most widely recognized brand in our portfolio. Hanes is the number one selling apparel brand in the U.S. and is found in eight out of 10 U.S. households. The Hanes brand covers all of our product categories, including men’s, women’s and children’s underwear, bras, socks, T-shirts, fleece, shapewear and sheer hosiery. Hanes stands for outstanding comfort, style and value. Hanes is one of the most widely distributed brands in apparel, with a presence across mass merchandise retailers, e-commerce sites, discount stores and department stores. Through collaborations with third parties, the brand has also gained distribution with specialty retailers like Supreme and Urban Outfitters and in high end retail establishments like Nordstrom, Barneys and Colette.
Champion is our second-largest brand. For nearly 100 years, Champion has been known for authentic American style and performance and helped pioneer some of the most important innovations in athleticwear, including reverse weave sweatshirts, mesh practice uniforms and sports bras. Champion athleticwear can be found in sporting goods retailers, e-commerce sites, department stores, college bookstores and specialty retailers, including Urban Outfitters, Zumiez and PacSun. In addition, we distribute a full line of men’s, women’s and children’s C9 Champion products exclusively through Target Corporation (“Target”) stores. Champion has collaborated with designers and other iconic brands around the world, including Todd Snyder, Supreme, Off-White and Beams. The Champion brand’s momentum has been fueled by distribution growth and expansion of Champion retail stores across Europe and Asia. As we prepare for the brand’s centennial celebration, the Champion brand is poised to be a powerful global growth platform for Hanesbrands.

Our brand portfolio also includes a number of iconic intimate apparel brands. Bonds is an over century-old brand that is the number one brand of men’s underwear, women’s underwear, children’s underwear and socks in Australia. Maidenform is America’s number one shapewear brand and has been trusted for stylish, modern bras, panties and shapewear since 1922. DIM is a flagship European brand and a mass market leader in hosiery, men’s underwear, intimate apparel and socks in France. Bali offers a range of bras, panties and shapewear sold in the department store channel and is the number one bra brand in department stores. The Playtex brand is a recognized industry leader in supportive bras designed for the curvy woman and is sold everywhere from mass merchandise retailers to department stores.
In addition, we offer a variety of products under the following well-known brands: JMS/Just My Size, Nur Die/Nur Der, L’eggs, Lovable, Wonderbra, Berlei, Gear for Sports and Alternative.
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
The following table summarizes our operating segments by product category:

Segment	Primary Products	Primary Brands
Innerwear	Men’s underwear, women’s panties, children’s underwear and socks	Hanes, Champion, Maidenform, Bali, JMS/Just My Size, Polo Ralph Lauren*
	Intimate apparel, such as bras and shapewear	Maidenform, Bali, Playtex, Hanes, JMS/Just My Size, DKNY,* Donna Karan*

Activewear	T-shirts, fleece, sport shirts, performance T-shirts and shorts, sports bras, thermals and teamwear	Champion, Hanes, JMS/Just My Size, Hanes Beefy-T, Gear for Sports, Alternative

International	Activewear, men’s underwear, women’s panties, children’s underwear, intimate apparel, socks, hosiery and home goods
Champion, Bonds, DIM, Hanes, Sheridan, Playtex, Nur Die/Nur Der, Lovable, Wonderbra, Berlei, Maidenform, Abanderado, Shock Absorber, Zorba, Explorer, Kendall,* Sol y Oro, Polo Ralph Lauren,* Bellinda, Donna Karan,* DKNY*

*	Brand used under a license agreement.
Financial information regarding Hanesbrands’ segments is included in Note, “Business Segment Information,” to our consolidated financial statements included in this Annual Report on Form 10-K.
Innerwear
The Innerwear segment focuses on core apparel products, such as men’s underwear, women’s panties, children’s underwear, socks and intimate apparel marketed under well-known brands that are trusted by consumers. We are the intimate apparel category leader in the United States with our Hanes, Maidenform, Bali, Playtex, JMS/Just My Size, Donna Karan and DKNY brands, and we are also the leading manufacturer and marketer of men’s underwear and children’s underwear in the United States under the Hanes, Champion and Polo Ralph Lauren brands. During 2017, net sales from our Innerwear segment were $2.5 billion, representing approximately 38% of total net sales.

Activewear
We are a leader in the activewear market through our Champion, Hanes and JMS/Just My Size brands, where we sell products such as T-shirts and fleece to both retailers and wholesalers. In addition to activewear for men and women, Champion provides uniforms for athletic programs and includes an apparel program, C9 Champion, at Target stores. We also license our Champion name for footwear and sports accessories. In our branded printwear category, we supply our T-shirts, sport shirts and fleece products, including brands such as Hanes, Champion and Hanes Beefy-T, to customers, primarily wholesalers, who then resell to screen printers and embellishers. We sell licensed logo apparel in the mass retail channel and in collegiate bookstores and other channels under our Gear for Sports and Champion brands. We also sell licensed collegiate logo apparel primarily in the mass retail channel under our Knights Apparel brand. We also offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and JMS/Just My Size brands. In 2017, we expanded our activewear offerings with the acquisition of the Alternative brand, a better basics lifestyle brand for men and women that is sold to the embellishment channel and the retail, online and consumer directed channels. During 2017, net sales from our Activewear segment were $1.7 billion, representing approximately 26% of total net sales.
International
Our International segment includes products that primarily span across the Innerwear and Activewear reportable segments and are primarily marketed under the DIM, Bonds, Champion, Hanes, Playtex, Nur Die/Nur Der, Sheridan, Lovable, Wonderbra, Maidenform, Shock Absorber, Abanderado, Berlei, Zorba, Kendall, Sol y Oro, Polo Ralph Lauren, Fila, Bellinda, Ritmo, Donna Karan and DKNY brands. Our Innerwear brands are market leaders across Australia and Western and Central Europe. In the intimate apparel category, we hold the number two market share in France, Italy, Spain and Australia. We are also the category leader in men’s underwear in Australia, France and Spain, and in hosiery in France and Germany. During 2017, net sales from our International segment were $2.1 billion, representing approximately 32% of total net sales and included sales primarily in Europe, Australia, Asia, Latin America, Canada, the Middle East and Africa. Our largest international markets are Europe, Australia, Japan, Canada, Mexico, and Brazil.
Customers and Distribution Channels
In 2017, approximately 68% of our net sales were to customers in the United States and approximately 32% were to customers outside the United States. Domestically, approximately 81% of our net sales were wholesale sales to retailers, 15% were consumer directed and 4% were wholesale sales to wholesalers and third party embellishers. We have well-established relationships with some of the largest apparel retailers in the world. Our largest customers are Wal-Mart Stores, Inc. (“Wal-Mart”) and Target, accounting for 18% and 13%, respectively, of our total net sales in 2017. As is common in the basic apparel industry, we generally do not have purchase agreements that obligate our customers to purchase our products. However, the majority of our key customer relationships have been in place for 10 years or more. Wal-Mart and Target are our only customers with sales that exceed 10% of our total net sales in 2017. In our Innerwear segment, Wal-Mart accounted for 34% of net sales and Target accounted for 17% of net sales during 2017. In our Activewear segment, Target accounted for 25% of net sales and Wal-Mart accounted for 16% of net sales.
Sales to the mass merchant channel in the United States accounted for approximately 31% of our total net sales in 2017. We sell all of our product categories in this channel, including our Hanes, Champion, Playtex, Maidenform and JMS/Just My Size brands, as well as licensed logo apparel. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Wal-Mart and Target. Our largest mass merchant customer is Wal-Mart, which accounted for approximately 18% of our total net sales in 2017.
Sales to the mid-tier and department stores channel in the United States accounted for approximately 8% of our total net sales in 2017. Mid-tier stores target a higher-income consumer than mass merchants, focus more of their sales on apparel items rather than other consumer goods such as grocery and drug products and are characterized by large retailers such as Kohl’s, J.C. Penney Company, Inc. and Sears Holdings Corporation. We sell all of our product categories in this channel. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than mid-tier stores or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s, Inc. and Belk, Inc. We sell products in our intimate apparel, underwear, socks, hosiery and activewear categories through department stores.
Sales in the consumer directed channel in the United States accounted for approximately 10% of our total net sales in 2017. We sell products that span across the Innerwear and Activewear product categories in the e-commerce environment through our owned e-commerce websites and through pure play e-commerce sites, such as Amazon. We also sell a range of our products through our retail and value-based outlet stores, as well as through the e-commerce sites of our brick and mortar retail customers.

Sales in other channels in the United States represented approximately 19% of our total net sales in 2017. We sell T-shirts, golf and sport shirts and fleece sweatshirts to wholesalers and third party embellishers primarily under our Hanes, Champion and Hanes Beefy-T brands. We also sell a significant range of our underwear, activewear and socks products under the Champion brand to wholesale clubs, such as Costco Wholesale Corporation, and sporting goods stores, such as DICK’S Sporting Goods. We sell primarily legwear and underwear products under the Hanes and L’eggs brands to food, drug and variety stores. We also sell licensed logo apparel in collegiate bookstores. We sell products that span across our Innerwear and Activewear segments to the U.S. military for sale to servicemen and servicewomen and through discount retailers, such as the Dollar General Corporation.
Sales in our International segment represented approximately 32% of our total net sales in 2017, and included sales in Europe, Australia, Asia, Latin America and Canada. We also have offices in each of these markets, as well as the Philippines, Thailand, Argentina, South Africa and Central America. Internationally, approximately 69% of our net sales were wholesale sales to retailers and 31% of our net sales were consumer directed sales through our owned retail stores and e-commerce sites. For more information about our sales on a geographic basis, see Note, “Geographic Area Information,” to our consolidated financial statements.
Manufacturing, Sourcing and Distribution
During 2017, approximately 73% of units sold were from finished goods manufactured through a combination of facilities we own and operate and facilities owned and operated by third party contractors who perform some of the steps in the manufacturing process for us, such as dyeing, cutting and/or sewing. We sourced the remainder of our finished goods from third party manufacturers who supply us with finished products based on our designs. In making decisions about the location of manufacturing operations and third party sources of supply, we consider a number of factors, including labor, local operating costs, geopolitical factors, product quality, regional infrastructure, applicable quotas and duties and freight costs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.
Finished Goods That Are Manufactured by Hanesbrands
The manufacturing process for the finished goods that we manufacture begins with raw materials we obtain from suppliers. The principal raw materials in our product categories are cotton and synthetics. Cotton and synthetic materials are typically spun into yarn by our suppliers, which is then knitted into cotton, synthetic and blended fabrics. We source all of our yarn requirements from large-scale domestic and international suppliers. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with scheduled production. In addition to cotton yarn and cotton-based textiles, we use thread, narrow elastic and trim for product identification, buttons, zippers, snaps and lace. These fabrics are cut and sewn into finished products, either by us or by third party contractors. We currently operate 50 manufacturing facilities. Most of our cutting and sewing operations are strategically located in Asia, Central America and the Caribbean Basin. Alternate sources of these materials and services are readily available.
Finished Goods That Are Manufactured by Third Parties
In addition to our own manufacturing capabilities, we also source finished goods we design from third-party manufacturers, also referred to as “turnkey products.” Many of these turnkey products are sourced from international suppliers by our strategic sourcing hubs in Asia.
All contracted and sourced manufacturing must meet our high quality standards. Further, all contractors and third-party manufacturers must be preaudited and adhere to our strict supplier and business practices guidelines. These requirements provide strict standards that, among other things, cover hours of work, age of workers, health and safety conditions and conformity with local laws and Hanesbrands’ standards. Each new supplier must be inspected and agree to comprehensive compliance terms prior to commencing any production on our behalf. We audit compliance with these standards against our 265 question, scored audit protocol using both internal and external audit teams. We are also a fully accredited participating company in the Fair Labor Association. For more information, visit www.HanesForGood.com.
Distribution
As of December 30, 2017, we distributed our products from 43 distribution centers. These facilities include 14 facilities located in the United States and 29 facilities located outside the United States in regions primarily where we sell our products. We internally manage and operate 32 of these facilities, and we use third party logistics providers who operate the other 11 facilities on our behalf. International distribution operations use a combination of third party logistics providers, as well as owned and operated distribution operations, to distribute goods to our various international markets.

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
Seasonality and Other Factors
Our operating results are subject to some variability due to seasonality and other factors. For instance, we generally have higher sales during the back-to-school and holiday shopping seasons and during periods of cooler weather, which benefits certain product categories such as fleece. Our diverse range of product offerings, however, provides some mitigation to the impact of seasonal changes in demand for certain items. Sales levels in any period are also impacted by customer decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
Product Innovation and Marketing
A significant component of our margin-enhancing Innovate-to-Elevate strategy is our strong product research and development and innovation capabilities. From 2015 to 2017, we spent nearly $198 million on design, research and product development, including the development of new and improved products, including our Tagless apparel platform, ComfortFlex Fit bra platform, ComfortBlend fabric platform, temperature-control X-Temp fabric platform and FreshIQ advanced odor protection technology fabric platform.
Driving innovation platforms across brands and categories is a major element of our Innovate-to-Elevate strategy as it enables us to meet key consumer needs and leverage advertising dollars. During 2017, our advertising and promotion expense was approximately $157 million, representing 2% of our total net sales. We advertise in consumer and trade publications, on radio and television and through digital initiatives including social media, online video and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media and television.
Competition
The basic apparel market is highly competitive and rapidly evolving. Competition generally is based upon brand, comfort, fit, style and price. Our businesses face competition today from other large corporations and foreign manufacturers. Fruit of the Loom, Inc., a subsidiary of Berkshire Hathaway Inc., competes with us across most of our segments through its own offerings and those of its Russell Corporation and Vanity Fair Intimates offerings. Other competitors in our Innerwear segment include L Brands Inc.’s Victoria’s Secret brand and Jockey International, Inc. Other competitors in our Activewear segment include various private label and controlled brands sold by many of our customers, as well as Gildan Activewear, Inc. and Gap Inc. Large European intimate apparel distributors such as Triumph International and Calzedonia S.p.A Group, as well as international activewear retailers such as Nike, Adidas, Puma, Under Armour and Converse, compete with us in our International segment. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, mass merchant retailers, department stores and other retailers, including many of our customers, market and sell basic apparel products under private labels that compete directly with our brands. Our competitive strengths include our strong brands with leading market positions, our industry-leading innovation, our high-volume, core products focus, our significant scale of operations, our global supply chain and our strong customer relationships. We continually strive to improve in each of these areas.

Intellectual Property
We market our products under hundreds of trademarks in the United States and other countries around the world, the most widely recognized of which are Hanes, Champion, C9 Champion, Bonds, Maidenform, DIM, Bali, Playtex, Sheridan, JMS/Just My Size, Nur Die/Nur Der, L’eggs, Lovable, Wonderbra, Berlei, Gear for Sports, Alternative, Shock Absorber, Abanderado, and Zorba. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear and Donna Karan and DKNY intimate apparel.
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
Geographic Financial Summary
For a summary of our operations by geographic area for each of the three most recent fiscal years, including revenues from external customers and net property, see Note, “Geographic Area Information,” to our consolidated financial statements included in this Annual Report on Form 10-K.
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
We call our corporate social responsibility program “Hanes for Good” because adhering to responsible and sustainable business practices is good for our company, good for our employees, good for our communities and good for our investors. We own the majority of our supply chain and have more direct control over how we do business than many of our competitors. More than 73% of the apparel units that we sell is produced in facilities that we operate or control. We also have an industry-leading compliance program that helps to ensure our business partners live up to the high standards that we set for ourselves.
We have been recognized for our socially responsible business practices by such organizations as the U.S. Environmental Protection Agency Energy Star program, corporate responsibility advocate As You Sow, social compliance rating group Free2Work, the United Way, Corporate Responsibility magazine and others. In fact, Richard Noll, our Non-Executive Chairman and former Chief Executive Officer, received the 2016 Responsible CEO of the Year award from Corporate Responsibility magazine. We are also members of the Fair Labor Association, Sustainable Apparel Coalition, The Sustainability Consortium and Corporate Eco Forum.
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
Employees
As of December 30, 2017, we had approximately 67,200 employees, approximately 8,000 of whom were located in the United States. As of December 30, 2017, less than 50 employees in the United States were covered by collective bargaining agreements. A significant portion of our employees based in foreign countries are represented by works councils or unions or subject to trade-sponsored or governmental agreements. We believe our relationships with our employees are good.

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
The basic apparel market is highly competitive and evolving rapidly. Competition is generally based upon brand, comfort, fit, style and price. Our businesses face competition today from other large domestic and foreign corporations and manufacturers, as well as mass merchant retailers, department stores and other retailers, including many of our customers, that market and sell basic apparel products under private labels that compete directly with our brands. Also, online retail shopping is rapidly evolving, and we expect competition in the e-commerce market to intensify in the future as the Internet facilitates competitive entry and comparison shopping. If we do not successfully develop and maintain a relevant omni-channel experience for our customers, our businesses and results of operations could be adversely impacted. Increased competition may result in a loss of or a reduction in shelf space and promotional support and reduced prices, in each case decreasing our cash flows, operating margins and profitability. Our ability to identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies to gain market share and better service our customer base will, in large part, determine our future success. If we fail to compete successfully, our market share, results of operations and financial condition will be materially and adversely affected.
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
Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, sudden decreases in the costs for materials may result in the cost of inventory exceeding the cost of new production, which could result in lower profitability, particularly if these decreases result in downward price pressure. If, in the future we incur volatility in the costs for materials and labor that we are unable to offset through price adjustments or improved efficiencies, or if our competitors’ unwillingness to follow our price changes results in downward price pressure, our business, results of operations, financial condition and cash flows may be adversely affected.
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
A growing percentage of our total revenues (approximately 32% in 2017) is derived from markets outside the United States. We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our raw materials, pay a portion of our wages and make other payments to participants in our supply chain in foreign currencies. As a result, when the U.S. dollar weakens against any of these currencies, our cost of sales could increase substantially. Outside the United States, we may pay for materials or finished products in U.S. dollars, and in some cases a strengthening of the U.S. dollar could effectively increase our costs where we use foreign currency to purchase the U.S. dollars we need to make such payments. Changes on foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows.
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
During 2017, net sales from our International segment were $2.1 billion, representing approximately 32% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption.
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
Recently, political discourse in the United States has increasingly focused on ways to discourage U.S. corporations from outsourcing manufacturing and production activities to foreign jurisdictions. Many prominent government officials have publicly addressed the need to discourage these practices through television, news publications and social media platforms, including through the possibility of imposing tariffs or other penalties on goods manufactured outside the United States to attempt to discourage these practices. During 2017, the United States has withdrawn from some of its existing trade agreements and it has also been suggested that the United States may materially modify or withdraw from other trade agreements. Any of these actions, if ultimately enacted, could adversely affect our results of operations or profitability. Further, our image, the reputation of our brands and our stock price may be adversely affected if we are publicly singled out for criticism by government officials as a result of our foreign operations.
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
In addition, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, commonly referred to as "Brexit." This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may persist for years. The withdrawal could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The United Kingdom's vote to exit the European Union could also result in similar referendums or votes in other European countries in which we do business. The uncertainty surrounding the terms of the United Kingdom's withdrawal and its consequences could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.
Our ability to successfully integrate acquired businesses could impact our financial results.
As a leading branded apparel company, we expect to continue pursuing strategic acquisitions as part of our long-term business strategy, such as our recent acquisitions of Champion Europe, Hanes Australasia and Alternative Apparel. Difficulties may arise in the integration of the business and operations of businesses that we acquire and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the conversion of core operating systems, data systems and products and the standardization of business practices. Complications or difficulties in the conversion of core operating systems, data systems and products may result in the loss of customers, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from such acquisitions. Annual cost savings in each such transaction may be materially less than anticipated if the closing of the acquisition is delayed unexpectedly, the integration of operations is delayed beyond what is anticipated or the conversion to a single set of data systems is not accomplished on a timely basis.
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
In 2017, our top 10 customers accounted for approximately 46% of our total net sales and our top two customers, Wal-Mart and Target accounted for 18% and 13% of our total net sales, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Moreover, our top customers are the largest market participants in our primary distribution channels across all of our product lines. We generally do not enter into purchase agreements that obligate our customers to purchase our products, and as a result, most of our sales are made on a purchase order basis. A decision by any of our top customers to significantly decrease the volume of products purchased from us could substantially reduce revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if any of our customers devote less selling space to apparel products, our sales to those customers could be reduced even if we maintain our share of their apparel business. Any such reduction in apparel selling space could result in lower sales and our business, results of operations, financial condition and cash flows may be adversely affected.
We have a complex multinational tax structure, and changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could impact our capital deployment strategy and adversely affect our results.
We have a complex multinational tax structure with multiple types of intercompany transactions, and our allocation of profits and losses among us and our subsidiaries through our intercompany transfer pricing agreements is subject to review by the Internal Revenue Service and other tax authorities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In order to service our debt obligations, we may need to increase portions of income remitted to the United States from our foreign subsidiaries, which may increase our income tax expense. In addition, we are also subject to the continuous examination of our income tax returns and related transfer pricing documentation by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Additionally, changes in tax laws, regulations, future jurisdictional profitability of us and our subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, as well as our capital deployment strategy, which could adversely affect our results of operations.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21%, introducing a new minimum tax on global intangible low-taxed income (“GILTI”) and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings from foreign subsidiaries. We have estimated the impact of the newly enacted law by incorporating assumptions made based upon our current interpretation and analysis to date of the Tax Act. Some of the tax provisions that become effective during fiscal year 2018 are expected to increase our effective tax rate, such as the new GILTI tax regime. The actual impact of the Tax Act may differ from our estimates due to, among other things, further refinement of our calculations as allowed under Staff Accounting Bulletin No. 118 (“SAB 118”), changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Act.
Our reputation, ability to do business and results of operations could be impaired by improper conduct by any of our employees, agents or business partners.
Our business is subject to federal, state, local and international laws, rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the False Claims Act, the Employee Retirement Income Security Act (“ERISA”), the Global Data Protection Regulation, securities laws, import and export laws (including customs regulations), unclaimed property laws and many others. We cannot provide assurance our internal controls will always protect us from the improper conduct of our employees, agents and business partners. Any violations of law or improper conduct could damage our reputation and, depending on the circumstances, subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could have a material adverse impact on our business prospects, financial condition, results of operations, cash flows, and the market value of our stock.
The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies and materially harm our business.
We purchase all of the raw materials used in our products and approximately 27% of the units sold derived from apparel designed by us from a limited number of third party suppliers and manufacturers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third party suppliers or manufacturers experience financial difficulties that they are not able to overcome resulting from worldwide economic conditions, production problems, difficulties in sourcing raw materials, lack of capacity or transportation disruptions, or if for these or other reasons they raise the prices of the raw materials or finished products we purchase from them. The magnitude of this risk depends upon the timing of any interruptions, the materials or products that the third party manufacturers provide and the volume of production.
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
The success of our business is tied to the strength and reputation of our brands. If the reputation of one or more of our brands erodes significantly, it could have a material impact on our financial results.
Many of our brands have worldwide recognition, and our financial success is directly dependent on the success of our brands. The success of a brand can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Our results could also be negatively impacted if one of our brands suffers substantial harm to its reputation due to a significant product recall, product-related litigation or the sale of counterfeit products. Additionally, negative or inaccurate postings or comments on social media or networking websites about the Company, its practices or one of its brands could generate adverse publicity that could damage the reputation of our brands.
We also license some of our important trademarks to third parties. For example, we license Champion to third parties for athletic-oriented accessories. Although we make concerted efforts to protect our brands through quality control mechanisms and contractual obligations imposed on our licensees, there is a risk that some licensees may not be in full compliance with those mechanisms and obligations. If the reputation of one or more of our brands is significantly eroded, it could adversely affect our sales, results of operations, cash flows and financial condition.
Our results of operations could be materially harmed if we are unable to manage our inventory effectively and accurately forecast demand for our products.
We are faced with the constant challenge of balancing our inventory levels with our ability to meet marketplace needs. Factors that could affect our ability to accurately forecast demand for our products include our ability to anticipate and respond effectively to evolving consumer preferences and trends and to translate these preferences and trends into marketable product offerings, as well as unanticipated changes in general economic conditions or other factors, which result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers.
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
Additionally, sudden decreases in the costs for materials may result in the cost of inventory exceeding the cost of new production; if this occurs, it could have a material adverse effect on our business, results of operations, financial condition or cash flow, particularly if we hold a large amount of excess inventory. Excess inventory charges can reduce gross margins or result in operating losses, lowered plant and equipment utilization and lowered fixed operating cost absorption, all of which could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent or detect fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent or detect fraud, our brands and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our reporting obligations, which could have a material adverse effect on our business and the market price of our securities.
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
Our indebtedness primarily includes (i) a $1.0 billion revolving loan facility (the “Revolving Loan Facility”), a $750 million term loan a facility (the “Term Loan A”), a $500 million term loan b facility (the “Term Loan B”), a AUD$200 million Australian term a-1 loan facility (the “Australian Term A-1”) and an AUD$65 million Australian revolving loan facility (the “Australian Revolver” and together with the Revolving Loan Facility, the Term Loan A, the Term Loan B, the Australian Term A-1 and the Australian Revolver, the “Senior Secured Credit Facility”), (ii) our $900 million 4.625% Senior Notes due 2024 (the “4.625% Senior Notes”) and our $900 million 4.875% Senior Notes due 2026 (the “4.875% Senior Notes”), (iii) our €500 million 3.5% Senior Notes due 2024 (the “3.5% Senior Notes”) and (iv) a $275 million accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”).
The Senior Secured Credit Facility contains restrictions that affect, and in some cases significantly limit or prohibit, among other things, our ability to borrow funds, pay dividends or make other distributions, make investments, engage in transactions with affiliates, or create liens on our assets. Covenants in the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility require us to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization), or leverage ratio. The indentures governing the Senior Notes also restrict our ability to incur additional secured indebtedness in an amount that exceeds the greater of (a) $3.0 billion or (b) the amount that would cause our consolidated secured net debt ratio to exceed 3.25 to 1.00, as well as certain other customary covenants and restrictions. These restrictions and covenants could limit our ability to obtain additional capital in the future to fund capital expenditures or acquisitions, meet our debt payment obligations and capital commitments, fund any operating losses or future development of our business affiliates, obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize our assets or conduct other necessary or prudent corporate activities. Any failure to comply with these covenants and restrictions could result in an event of default that accelerates the maturity of our indebtedness under such facilities, resulting in an adverse effect on our business.
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
The plan assets of our pension plans, which had a return of approximately 11% during 2017 and a return of approximately 3% during 2016, are invested mainly in domestic and international equities, bonds, hedge funds and real estate. We are unable to predict the variations in asset values or the severity or duration of any disruptions in the financial markets or adverse economic conditions in the United States, Europe and Asia. The funded status of these plans, and the related cost reflected in our consolidated financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 94% funded as of December 30, 2017. Any downward pressure on the asset values of these plans may require us to fund obligations earlier than we had originally planned, which would have a negative impact on cash flows from operations.
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

As of December 30, 2017, we had approximately $1.2 billion of goodwill and $1.4 billion of trademarks and other identifiable intangibles on our balance sheet, which together represent 37% of our total assets. No impairment was identified in 2017. Changes in the future outlook of a business unit could result in an impairment loss, which could have a material adverse effect on our results of operations and financial condition.
Our balance sheet includes a significant amount of deferred tax assets. We must generate sufficient future taxable income to realize the deferred tax benefits.
As of December 30, 2017, we had approximately $197 million of net deferred tax assets on our balance sheet, which represents approximately 3% of our total assets. Deferred tax assets relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income). The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax benefits will not be realized. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowances against our deferred tax assets, which would cause an increase in our effective tax rate. A significant increase in our effective tax rate could have a material adverse effect on our financial condition or results of operations.
We had approximately 67,200 employees worldwide as of December 30, 2017, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.
We had approximately 67,200 employees worldwide as of December 30, 2017. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. Approximately 59,200 of those employees were outside of the United States. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
In addition, less than 50 of our employees in the United States and a significant number of our international employees are members of labor organizations or are covered by collective bargaining agreements. If there were a significant increase in the number of our employees who are members of labor organizations or become parties to collective bargaining agreements, we would become vulnerable to a strike, work stoppage or other labor action by these employees that could have an adverse effect on our business.
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

Name	Age	Positions
Gerald W. Evans, Jr.	58	Chief Executive Officer
Barry A. Hytinen	43	Chief Financial Officer
Joia M. Johnson	57	Chief Administrative Officer, General Counsel and Corporate Secretary
W. Howard Upchurch	53	Group President, Innerwear Americas
John T. Marsh	52	Group President, Global Activewear
Michael E. Faircloth	52	Group President, Global Supply Chain, Information Technology and E-Commerce
M. Scott Lewis	47	Chief Accounting Officer and Controller
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
Barry A. Hytinen has served as our Chief Financial Officer since October 2017. Prior to his appointment as Chief Financial Officer and since 2015, Mr. Hytinen served as Executive Vice President and Chief Financial Officer of Tempur Sealy International, Inc. (“Tempur Sealy International”), a publicly traded global bedding manufacturer. Prior to that role and since 2005, he served in a range of finance, corporate development, financial planning and investor relations roles at Tempur Sealy International, including as Executive Vice President, Corporate Development and Finance. Prior to joining Tempur Sealy International, Mr. Hytinen served as Chief Financial Officer of Fogbreak Software, a venture-backed software company. Earlier in his career, he held finance and corporate development positions at Vignette and General Electric.
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
Michael E. Faircloth has served as our Group President, Global Supply Chain, Information Technology and E-Commerce since January 2018. He served as our President, Chief Global Supply Chain and Information Technology Officer from 2014 to 2017 and as our Chief Global Operations Officer (a position previously known as President, Chief Global Supply Chain Officer) from 2010 to 2014. Prior to his appointment as Chief Global Operations Officer, Mr. Faircloth served as our Senior Vice President, Supply Chain Support from October 2009 to November 2010, as our Vice President, Supply Chain Support from March 2009 to September 2009 and as our Vice President of Engineering & Quality from July 2006 to March 2009. Prior to the completion of the Company’s spin off from Sara Lee, Mr. Faircloth served as Vice President, Industrialization of Sara Lee.
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
We own and lease properties supporting our administrative, manufacturing, distribution and direct outlet activities. As of December 30, 2017, we owned and leased properties in 39 countries, including 50 manufacturing facilities and 43 distribution centers, as well as office facilities. The leases for these properties expire between 2018 and 2049, with the exception of some seasonal warehouses that we lease on a month-by-month basis. As of December 30, 2017, we also operated 245 direct outlet stores in the United States and the Commonwealth of Puerto Rico and 475 retail and outlet stores internationally, most of which are leased under five-year, renewable lease agreements and several of which are leased under 10-year agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.
We own our approximately 470,000 square-foot headquarters located in Winston-Salem, North Carolina, which houses our various sales, marketing and corporate business functions. Research and development as well as certain product-design functions also are located in Winston-Salem, while other design functions are located in a mix of leased and owned facilities in New York City and Lenexa, Kansas.
Our products are manufactured through a combination of facilities we own and operate and facilities owned and operated by third party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We source the remainder of our finished goods from third party manufacturers who supply us with finished products based on our designs. Our most significant manufacturing facilities include an approximately 1.1 million square-foot owned facility located in San Juan Opico, El Salvador, an approximately 660,000 square-foot owned facility located in Cadca, Slovakia and an approximately 600,000 square-foot owned facility located in Bonao, Dominican Republic. We distribute our products from 43 distribution centers. These facilities include 14 facilities located in the United States and 29 facilities located outside the United States in regions where we manufacture our products. Our most significant distribution facilities include an approximately 1.3 million square-foot leased facility located in Perris, California, an approximately 900,000 square-foot leased facility located in Rural Hall, North Carolina and an approximately 700,000 square-foot owned facility located in Martinsville, Virginia.

The following table summarizes the properties primarily used by our segments as of December 30, 2017:

	Owned Square Feet	Leased Square Feet	Total
Properties by Segment(1)
Innerwear	2,347,885	5,864,949	8,212,834
Activewear	2,458,519	3,033,133	5,491,652
International	2,831,800	3,539,278	6,371,078
Other	303,445	1,099,990	1,403,435
Totals	7,941,649	13,537,350	21,478,999

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

	High	Low
2017
Quarter Ended April 1, 2017	$23.98	$18.91
Quarter Ended July 1, 2017	$23.32	$20.04
Quarter Ended September 30, 2017	$25.73	$22.38
Quarter Ended December 30, 2017	$25.00	$18.90

2016
Quarter Ended April 2, 2016	$31.36	$23.25
Quarter Ended July 2, 2016	$30.42	$24.96
Quarter Ended October 1, 2016	$28.24	$24.14
Quarter Ended December 31, 2016	$27.07	$21.40
Holders of Record
On January 30, 2018, there were 16,534 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 222,095 beneficial owners of our common stock as of January 30, 2018.
Dividends
In 2015, our Board of Directors declared regular quarterly dividends of $0.10 per share on outstanding common stock, which were paid in 2015. On March 3, 2015, we effected a four-for-one stock split in the form of a 300% stock dividend to stockholders of record as of the close of business on February 9, 2015.
In 2016, our Board of Directors increased our regular quarterly dividend rate to $0.11 per share on outstanding common stock, which were paid in 2016.
In January 2017, our Board of Directors increased the regular quarterly dividend rate to $0.15 per share on outstanding common stock. During the fiscal year, regular quarterly cash dividends of $0.15 per share were paid on March 7, 2017, June 6, 2017, September 6, 2017 and December 5, 2017.
In February 2018, our Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding common stock to be paid on March 13, 2018 to stockholders of record at the close of business on February 20, 2018.
We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, there can be no assurance that future dividends will be declared and paid. The declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after its review of general business conditions, our financial condition and results of operations, our capital requirements, our prospects and such other factors as our Board of Directors may deem relevant.

Issuer Repurchases of Equity Securities
The following table sets forth our repurchases of our common stock, on a trade date basis, during the fiscal quarter ended December 30, 2017 under the share repurchase program authorized by our Board of Directors in 2016.

	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased under the Program(1)
October 1, 2017 to November 4, 2017	—	$—	—	25,303,666
November 5, 2017 to December 2, 2017	3,954,610	20.06	3,954,610	21,349,056
December 3, 2017 to December 30, 2017	989,449	20.89	989,449	20,359,607
Total	4,944,059		4,944,059

(1)
On April 27, 2016, our Board of Directors approved a share repurchase program for up to 40 million shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors.

(2)	Average price paid per share for shares purchased as part of our publicly-announced plan.
We net settle our employee stock option exercises and restricted stock unit and performance stock unit vestings, which results in the withholding of shares to cover the option exercise price and the minimum statutory withholding tax obligations that we are required to pay in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative return of the S&P 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested in our common stock and each index on December 27, 2012. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 30, 2017:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
	(amounts in thousands, except per share data)
Plan Category
Equity compensation plans approved by security holders	5,232	$16.76	13,262
Equity compensation plans not approved by security holders	—	—	—
Total	5,232	$16.76	13,262

(1)
The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 9,533 shares available under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) and 3,729 shares available under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006.

Item 6.	Selected Financial Data
The following table presents our selected historical financial data. The statement of income data for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 and the balance sheet data as of December 30, 2017 and December 31, 2016 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended January 3, 2015 and December 28, 2013 and the balance sheet data as of January 2, 2016, January 3, 2015 and December 28, 2013 has been derived from our consolidated financial statements not included in this Annual Report on Form 10-K.
The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016	January 3, 2015	December 28, 2013
	(amounts in thousands, except per share data)
Statement of Income Data:
Net sales	$6,471,410	$6,028,199	$5,731,549	$5,324,746	$4,627,802
Operating profit	723,068	775,649	595,118	563,954	515,186
Income from continuing operations	63,991	536,927	428,855	404,519	330,494
Income (loss) from discontinued operations, net of tax	(2,097)	2,455	—	—	—
Net income	$61,894	$539,382	$428,855	$404,519	$330,494

Earnings (loss) per share — basic:
Continuing operations	$0.17	$1.41	$1.07	$1.01	$0.83
Discontinued operations	(0.01)	0.01	—	—	—
Net income	$0.17	$1.41	$1.07	$1.01	$0.83

Earnings (loss) per share — diluted:
Continuing operations	$0.17	$1.40	$1.06	$0.99	$0.81
Discontinued operations	(0.01)	0.01	—	—	—
Net income	$0.17	$1.40	$1.06	$0.99	$0.81

Dividends per share	$0.60	$0.44	$0.40	$0.30	$0.15

	December 30, 2017	December 31, 2016	January 2, 2016	January 3, 2015	December 28, 2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$421,566	$460,245	$319,169	$239,855	$115,863
Working capital	1,607,625	1,695,498	1,413,958	1,067,753	1,047,625
Total assets	6,894,775	6,930,480	5,597,590	5,187,891	4,072,176
Noncurrent liabilities:
Long-term debt	3,702,054	3,507,685	2,232,712	1,593,695	1,449,155
Other noncurrent liabilities	590,548	573,213	585,078	725,010	393,617
Total stockholders’ equity	686,202	1,223,914	1,275,891	1,386,772	1,230,623

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This MD&A is a supplement to our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and is provided to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:

•
Overview. This section provides a general description of our Company and operating segments, business and industry trends, our key business strategies and background information on other matters discussed in this MD&A.

•	2017 Highlights. This section discusses some of the highlights of our performance and activities during 2017.

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

Overview
Our Company
We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bonds, Maidenform, DIM, Bali, Playtex, JMS/Just My Size, Nur Die/Nur Der, L’eggs, Lovable, Wonderbra, Berlei, Gear for Sports and Alternative. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery. Our brands hold either the number one or number two market position by units sold in many product categories and geographies in which we compete.
Acquisitions
On October 13, 2017, we acquired 100% of Alternative Apparel, Inc. (“Alternative Apparel”) from Rosewood Capital V, L.P. and certain individual shareholders in an all-cash transaction valued at approximately $62 million on an enterprise value basis. Alternative Apparel sells the Alternative brand better basics T-shirts, fleece and other tops and bottoms. Alternative is a lifestyle brand known for its comfort, style and social responsibility. We funded the acquisition with cash on hand and short term borrowings under the Revolving Loan Facility. We believe this acquisition will create growth opportunities by supporting our Activewear growth strategy by expanding its market and channel penetration, including online, supported by our global low-cost supply chain and manufacturing network.
Our Segments
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
Outlook for 2018
We expect 2018 net sales of $6.72 billion to $6.82 billion.
Interest and other expenses are expected to be approximately $207 million, combined.
We estimate our 2018 full-year tax rate to approach 16%.
We expect cash flow from operations to be in the range of $675 million to $750 million. We expect capital expenditures of approximately $90 million to $100 million.
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
Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. The cost of cotton used in goods manufactured by us represented only approximately 4% of our cost of sales in 2017. Costs incurred today for materials and labor, including cotton, typically do not impact our results until the inventory is sold approximately six to nine months later.
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
Our top 10 customers accounted for 46% of our net sales in 2017. Our largest customers in 2017 were Wal-Mart and Target, which accounted for 18% and 13% of total sales, respectively. The increasing bargaining power of retailers can create pricing pressures as our customers grow larger and seek greater concessions in their purchase of our products, while also demanding exclusivity of some of our products. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging economic environment. Brands are important in our core categories to drive traffic and project the quality and value our customers demand.
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
Tax Expense
As a global company, we are subject to income taxes and file income tax returns in more than 100 U.S. and foreign jurisdictions each year. For the year ended December 30, 2017, a substantial majority of our foreign income was earned by our manufacturing and sourcing operations in El Salvador, Hong Kong, Dominican Republic and Thailand. The relatively lower effective tax rates in these jurisdictions as a result of favorable local tax regimes and various free trade zone agreements significantly reduced our consolidated effective tax rate. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower effective tax rates and higher than anticipated in countries where we have higher effective tax rates, or by changes in tax laws or regulations.
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
The recently enacted Tax Act significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21%, imposing a new minimum tax on global intangible low-taxed income (“GILTI”) and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. We have estimated the impact of the newly enacted law incorporating assumptions made based upon our current interpretation of the Tax Act. Some of the tax provisions that become effective in our fiscal year 2018 are expected to increase our effective tax rates, such as the GILTI tax. The actual impact of the Tax Act may differ from our estimates due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Act, as allowed under SAB 118.
As of December 30, 2017, we are in the process of evaluating the impact of the Tax Act on our permanent reinvestment assertion with respect to the accumulated earnings of our foreign subsidiaries. No additional U.S. federal income tax or foreign withholding taxes have been provided as all accumulated earnings of foreign subsidiaries are deemed to have been remitted as part of the one-time transition tax. We will continue to evaluate our permanent reinvestment assertion in light of the Tax Act. The accounting is expected to be completed within the measurement period, as allowed under SAB 118.
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

2017 Highlights

•	Net sales in 2017 were $6.5 billion, compared with $6.0 billion in 2016, representing a 7% increase.

•
Operating profit was $723 million in 2017 compared with $776 million in 2016, representing a 7% decrease. As a percent of sales, operating profit was 11.2% in 2017 compared to 12.9% in 2016. Included within operating profit were acquisition and integration related charges of $193 million and $139 million in 2017 and 2016, respectively.

•	Diluted earnings per share was $0.17 in 2017, compared with $1.40 in 2016, representing a 88% decrease.

•	Operating cash flows were $656 million in 2017 compared to $606 million in 2016.

•
Income tax expense for 2017 includes a one-time provisional charge related to U.S. tax reform of $457 million, primarily for the transition tax on deemed repatriated earnings of foreign subsidiaries and revaluation of our deferred tax assets and liabilities, to the lower corporate income tax rate of 21%.

•
During 2017, we purchased, as part of our cash deployment strategy, approximately 20 million shares of our common stock under the share repurchase program for approximately $400 million at a weighted average cost per share of $20.35.

•
We refinanced our senior secured credit facility (the “Senior Secured Credit Facility”) to extend the maturity date of the revolving loan facility (the ”Revolving Loan Facility”) and Term Loan A to April 2022 and extend the maturity date of the Term Loan B to April 2024. In addition, we reduced the rate of the Revolving Loan Facility; increased the size and reduced the rate of each term loan; and obtained other favorable credit terms to the entire facility.

•
We acquired Alternative Apparel on October 13, 2017. Alternative Apparel sells the Alternative brand better basics T-shirts, fleece and other tops and bottoms. Alternative is a lifestyle brand known for its comfort, style and social responsibility.

•	As part of our cash deployment strategy, we paid four quarterly dividends, in March, June, September and December, of $0.15 per share.
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
The Project Booster initiative is expected to generate approximately $150 million in annualized cost savings. We expect to annually reinvest approximately $50 million of the savings in targeted growth opportunities, which would result in approximately $100 million of annual net cost savings. We anticipate reaching the annual run rates for reinvestment and net cost savings by the end of 2019. In addition to the annual net cost savings, we also plan to drive approximately $200 million of non-recurring working capital improvements which will result in a one-time benefit to cash from operations by the end of 2019.

Consolidated Results of Operations — Year Ended December 30, 2017 (“2017”) Compared with Year Ended December 31, 2016 (“2016”)

	Years Ended
	December 30, 2017	December 31, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$6,471,410	$6,028,199	$443,211	7.4%
Cost of sales	3,980,859	3,752,151	228,708	6.1
Gross profit	2,490,551	2,276,048	214,503	9.4
Selling, general and administrative expenses	1,739,631	1,500,399	239,232	15.9
Change in fair value of contingent consideration	27,852	—	27,852	NM
Operating profit	723,068	775,649	(52,581)	(6.8)
Other expenses	11,363	51,758	(40,395)	(78.0)
Interest expense, net	174,435	152,692	21,743	14.2
Income from continuing operations before income tax expense	537,270	571,199	(33,929)	(5.9)
Income tax expense	473,279	34,272	439,007	NM
Income from continuing operations	63,991	536,927	(472,936)	(88.1)
Income (loss) from discontinued operations, net of tax	(2,097)	2,455	(4,552)	NM
Net income	$61,894	$539,382	$(477,488)	(88.5)%
Net Sales
Higher net sales primarily due to the following:

•	Acquisitions of Hanes Australasia, Champion Europe and GTM in 2016 and Alternative Apparel in 2017, which added incremental net sales of approximately $470 million in 2017;

•	Increased net sales driven by our global Champion and global online growth initiatives;

•	Increased net sales in our licensed intimate apparel business, along with our sock and men’s underwear product categories;

•	Sales growth in licensed sports apparel in the college bookstore business; and

•	Favorable impact of foreign currency exchange rates of approximately $25 million.
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

Gross Profit
The increase in gross profit was attributable to higher sales volume primarily from acquisitions, supply chain efficiencies and synergies recognized from the integration of our acquisitions, offset in part by higher acquisition, integration and other action-related costs. Included within gross profit are charges of approximately $55 million and $39 million related to acquisition, integration and other action-related costs in 2017 and 2016, respectively.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 26.9% in 2017 compared to 24.9% in 2016. Included in selling, general and administrative expenses were charges of $110 million and $99 million of acquisition, integration and other action-related costs in 2017 and 2016, respectively. The higher selling, general and administrative expenses, as a percentage of sales, resulted from higher distribution expenses as a result of increased volume, increased labor expenses to handle late-quarter customer orders, increased marketing investment, mix of products sold, as well as higher acquisition, integration and other action-related charges and expenses related to our Project Booster initiative including our U.S. corporate office headcount reduction efforts. Increases within selling, general and administrative expenses aforementioned were partially offset by synergy benefits from the integration of prior acquisitions, cost savings from the planned reduction of our legacy catalog distribution and continued cost control.
Other Highlights
Change in fair value of contingent consideration - recognized $28 million in 2017 due to the final settlement ruling of the contingent consideration liability in connection with the Champion Europe acquisition in 2016.
Other Expenses – lower by $40 million in 2017 compared to 2016 primarily due to costs of approximately $47 million associated with the redemption of our 6.375% Senior Notes in 2016, which included a call premium and write-off of unamortized debt issuance costs. In 2017, we refinanced our senior secured credit facility (the “Senior Secured Credit Facility) and incurred costs associated with the refinancing of approximately $5 million, which included a write-off of unamortized debt issuance costs and fees paid to third parties.
Interest Expense – higher by $22 million in 2017 compared to 2016 primarily due to higher debt balances to help fund acquisitions and share repurchases coupled with a higher weighted average interest rate. Our weighted average interest rate on our outstanding debt was 3.78% during 2017, compared to 3.64% during 2016.
Income Tax Expense – income tax expense for 2017 includes a provisional charge related to the Tax Act of $435 million, which includes a $360 million transition tax charge on deemed repatriated earnings of foreign subsidiaries, a charge of $72 million for the revaluation of our deferred tax assets and liabilities to the lower corporate income tax rate of 21% and a $3 million charge related to the deductibility of employee compensation. In addition, we incurred incremental tax costs of approximately $22 million for other impacts of tax reform and other actions taken in 2017.
Discontinued Operations – the results of our discontinued operations include the operations of two businesses, Dunlop Flooring and Tontine Pillow, purchased in the Hanes Australasia acquisition.

Operating Results by Business Segment — Year Ended December 30, 2017 (“2017”) Compared with Year Ended December 31, 2016 (“2016”)

	Net Sales		Operating Profit
	Years Ended		Years Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(dollars in thousands)
Innerwear	$2,462,876	$2,543,717	$528,038	$563,905
Activewear	1,654,278	1,601,108	227,589	224,658
International	2,054,664	1,531,913	261,411	179,917
Other	299,592	351,461	23,364	32,801
Corporate	—	—	(317,334)	(225,632)
Total	$6,471,410	$6,028,199	$723,068	$775,649

Innerwear

	Years Ended
	December 30, 2017	December 31, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,462,876	$2,543,717	$(80,841)	(3.2)%
Segment operating profit	528,038	563,905	(35,867)	(6.4)
Innerwear net sales decreased in both our basics and intimates apparel businesses. Strength in our licensed intimate apparel, sock and men’s underwear businesses, as well as growth in the online channel was more than offset by declines in other product categories due to challenging consumer traffic at retail and cautious inventory management by retailers. Our intimate apparel business also experienced sales declines driven by the continued impact from retail store closures in the mid-tier and department store channel, partially offset by strong performance from our new Maidenform sport and millennial product offerings.
Decreased operating profit was driven largely by lower sales volume coupled with lower margins from unfavorable product mix, as well as expenses related to Project Booster, offset partially by continued cost control.
Activewear

	Years Ended
	December 30, 2017	December 31, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,654,278	$1,601,108	$53,170	3.3%
Segment operating profit	227,589	224,658	2,931	1.3
Activewear net sales increased as a result of our acquisition of Alternative Apparel in October 2017 and expansion into the teamwear and fanware space with the acquisition of GTM in 2016, growth in our core Champion brand in the sports specialty, mid-tier and department store channels, increased licensed sports apparel sales in the college bookstore business, and growth across Activewear product categories online, partially offset by sales declines in Hanes activewear apparel and licensed sports apparel within the mass merchant channel.
Operating profit increased primarily as a result of increased sales volume and continued cost control offset, in part, by the impact of retailer bankruptcies and higher proportion of selling, general and administrative expenses at our recently acquired Alternative Apparel and GTM businesses.
International

	Years Ended
	December 30, 2017	December 31, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,054,664	$1,531,913	$522,751	34.1%
Segment operating profit	261,411	179,917	81,494	45.3
Net sales in the International segment were higher as a result of the following:

•	Incremental net sales from the acquisitions of Hanes Australasia in July of 2016 and Champion Europe in June of 2016;

•	Continued growth in Asia within our Activewear product category, primarily driven by Champion and Hanes sales growth; and

•	Favorable impact of foreign currency exchange rates of approximately $25 million.
Partially offset by:

•	Declining hosiery sales and slower traffic at retail in certain European markets.
Operating profit increased primarily due to higher sales volume, coupled with cost synergies realized in our Hanes Europe Innerwear and Hanes Australasia businesses.

Other

	Years Ended
	December 30, 2017	December 31, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$299,592	$351,461	$(51,869)	(14.8)%
Segment operating profit	23,364	32,801	(9,437)	(28.8)
Other net sales were lower as a result of continued declines in hosiery sales in the U.S., slower traffic at our outlet stores and the planned exit from our legacy catalog business in 2016. Operating profit decreased as a result of lower sales volume, offset, in part, by continued cost control.
Corporate
Corporate expenses were comprised primarily of certain administrative costs and acquisition, integration and other action-related costs. Corporate expenses increased in 2017 primarily from higher acquisition, integration and other action-related charges in 2017 compared to 2016 and increased amortization expense related to acquired intangible assets in our recent acquisitions. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, infrastructure (including information technology), and similar charges. Business disruption and other actions are mainly expenses associated with natural disasters that impact our business and other action-related costs. Contingent consideration related to Champion Europe represents the charge recognized in relation to the final contingent consideration settlement in excess of amounts previously accrued, as further described in Note, “Acquisitions” to our consolidated financial statements. Acquisition-related currency transactions represent the foreign exchange gain from financing activities related to the Champion Europe and Hanes Australasia acquisitions.

	Years Ended
	December 30, 2017	December 31, 2016
	(dollars in thousands)
Acquisition, integration and other action-related costs included in operating profit:
Hanes Europe Innerwear	$65,995	$79,003
Hanes Australasia	40,681	30,783
Champion Europe	10,645	10,972
Knights Apparel	11,994	29,056
Other acquisitions	1,995	4,344
Business disruption and other actions	33,590	—
Contingent consideration related to Champion Europe	27,852	—
Acquisition related currency transactions	—	(15,639)
Total acquisition, integration and other action-related costs included in operating profit	$192,752	$138,519

Consolidated Results of Operations — Year Ended December 31, 2016 (“2016”) Compared with Year Ended January 2, 2016 (“2015”)

	Years Ended
	December 31, 2016	January 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$6,028,199	$5,731,549	$296,650	5.2%
Cost of sales	3,752,151	3,595,217	156,934	4.4
Gross profit	2,276,048	2,136,332	139,716	6.5
Selling, general and administrative expenses	1,500,399	1,541,214	(40,815)	(2.6)
Operating profit	775,649	595,118	180,531	30.3
Other expenses	51,758	3,210	48,548	NM
Interest expense, net	152,692	118,035	34,657	29.4
Income from continuing operations before income tax expense	571,199	473,873	97,326	20.5
Income tax expense	34,272	45,018	(10,746)	(23.9)
Income from continuing operations	536,927	428,855	108,072	25.2
Income from discontinued operations, net of tax	2,455	—	2,455	NM
Net income	$539,382	$428,855	$110,527	25.8%
Net Sales
Higher net sales primarily due to the following:

•	Incremental net sales of approximately $435 million from businesses acquired in 2016, primarily Hanes Australasia and Champion Europe;

•	Acquisition of Knights Apparel in April 2015, which added an incremental $21 million of net sales in 2016; and

•	Continued growth in the Activewear segment within our college bookstore business and Champion sales within the mass merchant channel.
Partially offset by:

•	Lower sales in the Innerwear segment due to a slower than expected retail environment;

•	Lower net sales in our Activewear segment in the sporting goods and mid-tier department store channels, primarily due to certain sporting goods retailer bankruptcies; and

•
Lower net sales in Other due to slower traffic at our outlet stores, the planned exit of our legacy catalog business and removal of non-core product offerings to a more focused branded store strategy, and continued decline in our Hosiery sales.

Gross Profit
The increase in gross profit was attributable to results obtained from our acquisitions of Hanes Australasia and Champion Europe in 2016, as well as supply chain efficiencies, reduced acquisition, integration, and other action-related costs, and synergies recognized from the integration of our acquisitions, partially offset by costs associated with our inventory reduction related efforts and unfavorable product sales mix within the Activewear segment. Included within gross profit are charges of approximately $39 million and $63 million related to acquisition, integration and other action-related costs in 2016 and 2015, respectively.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 24.9% in 2016 compared to 26.9% in 2015. Included in selling, general and administrative expenses were charges of approximately $99 million and $203 million of acquisition, integration and other action-related costs in 2016 and 2015, respectively. The lower selling, general and administrative expenses, as a percentage of sales, resulted from the decrease in acquisition, integration and other action-related costs, synergy benefits from the integration of prior acquisitions, planned reduction of our catalog distribution and continued cost control, partially offset by higher proportion of selling, general and administrative expenses for acquired entities, primarily Hanes Australasia and Champion Europe.

Other Highlights
Other Expenses – higher by $49 million in 2016 compared to 2015 primarily due to costs associated with the redemption of our 6.375% Senior Notes, which included a call premium and write-off of unamortized costs.
Interest Expense – higher by $35 million in 2016 compared to 2015 primarily due to higher debt balances to help fund acquisitions and share repurchases, partially offset by a lower average interest rate. Our weighted average interest rate on our outstanding debt was 3.64% during 2016 compared to 3.75% in 2015.
Income Tax Expense – our effective income tax rate was 6.0% and 9.5% in 2016 and 2015, respectively. The lower effective income tax rate was primarily attributable to a lower proportion of earnings attributed to domestic subsidiaries, which are taxed at rates higher than foreign subsidiaries. Income tax expense also benefited from the adoption of accounting rules related to accounting for stock compensation, which required excess tax benefits and deficiencies to be recognized in income as they occur.
Discontinued Operations – the results of our discontinued operations include the operations of two businesses, Dunlop Flooring and Tontine Pillow, purchased in the Hanes Australasia acquisition.

Operating Results by Business Segment — Year Ended December 31, 2016 (“2016”) Compared with Year Ended January 2, 2016 (“2015”)

	Net Sales		Operating Profit
	Years Ended		Years Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
	(dollars in thousands)
Innerwear	$2,543,717	$2,609,402	$563,905	$596,634
Activewear	1,601,108	1,605,423	224,658	245,563
International	1,531,913	1,132,637	179,917	105,515
Other	351,461	384,087	32,801	43,582
Corporate	—	—	(225,632)	(396,176)
Total	$6,028,199	$5,731,549	$775,649	$595,118
Innerwear

	Years Ended
	December 31, 2016	January 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$2,543,717	$2,609,402	$(65,685)	(2.5)%
Segment operating profit	563,905	596,634	(32,729)	(5.5)
The lower net sales in our Innerwear segment primarily resulted from lower sales volume driven by a soft retail environment and inventory reductions at a large mass retailer.
Decreased operating profit was driven by sales volume and costs associated with our inventory reduction related efforts, offset by continued cost control.
Activewear

	Years Ended
	December 31, 2016	January 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,601,108	$1,605,423	$(4,315)	(0.3)%
Segment operating profit	224,658	245,563	(20,905)	(8.5)
Activewear net sales decreased due to the following:

•	Lower sales in the sporting goods and mid-tier department store channels primarily due to certain retailer bankruptcies;

•	Lower sales in our Hanes Activewear business due to an expected loss of certain seasonal programs; and

•	Lower Champion sales within the mid-tier channel in 2016, due to larger pipes to support space gains in 2015, which were not repeated in 2016.
Offset by:

•	The acquisition of Knights Apparel in April 2015, which added an incremental $21 million of net sales in 2016;

•	The acquisition of GTM in September 2016, which added an incremental $13 million of net sales;

•	Champion growth within the mass retail channel; and

•	Continued growth in our college bookstore business.
Operating profit decreased primarily as a result of unfavorable product sales mix and lower sales volume.
International

	Years Ended
	December 31, 2016	January 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,531,913	$1,132,637	$399,276	35.3%
Segment operating profit	179,917	105,515	74,402	70.5
Net sales in the International segment were higher as a result of the following:

•	Acquisitions of Hanes Australasia, Champion Europe and Champion Japan licensee; and

•	Continued space gains in Asia within our Activewear product category.
Partially offset by:

•	Unfavorable impact of foreign currency exchange rates of approximately $12 million; and

•	The planned exit of small, low performing brands in Hanes Europe Innerwear.
International segment operating profit increased primarily due to higher sales volume in Australia and Europe from acquisitions, higher sales volume in Asia and cost synergies in our Hanes Europe Innerwear business, partially offset by foreign currency exchange rates.
Other

	Years Ended
	December 31, 2016	January 2, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$351,461	$384,087	$(32,626)	(8.5)%
Segment operating profit	32,801	43,582	(10,781)	(24.7)
Other net sales were lower as a result of slower traffic at our outlet stores, the planned exit from our legacy catalog business and non-core product offerings in our stores and continued decline in our Hosiery sales. Operating profit decreased as a result of lower sales volume, partially offset by a reduction of reserves from the elimination of our customer rewards program and decreased catalog distribution costs.
Corporate
Corporate expenses were comprised primarily of certain administrative costs and acquisition, integration and other action-related charges. Corporate expenses decreased in 2016 primarily from the reduction of acquisition, integration and other action-related charges in 2016 compared to 2015. Acquisition and integration costs are expenses directly related to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, information technology costs and similar charges. Acquisition related currency transactions represent the foreign exchange gain from financing activities related to the Champion Europe and Hanes Australasia acquisitions. Foundational costs are expenses associated with building and realigning our enterprise-wide infrastructure to support global growth and future acquisitions, primarily consisting of technology spending. Other costs relate to other items not included in the aforementioned categories, primarily consisting of non-cash items related to the exit of the commercial sales organization in the China market in 2015. Maidenform acquisition and integration costs and Foundational costs were completed in 2015.

	Years Ended
	December 31, 2016	January 2, 2016
	(dollars in thousands)
Acquisition, integration and other action-related costs included in operating profit:
Hanes Europe Innerwear	$79,003	$138,116
Hanes Australasia	30,783	—
Knights Apparel	29,056	14,789
Champion Europe	10,972	—
Other acquisitions	4,344	—
Maidenform	—	31,114
Acquisition related currency transactions	(15,639)	—
Total acquisition and integration costs	138,519	184,019
Foundational costs	—	47,786
Other costs	—	34,255
Total acquisition, integration and other action-related costs included in operating profit:	$138,519	$266,060

Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
Our primary sources of liquidity are cash generated from global operations and cash available under our $1.0 billion Revolving Loan Facility, our $275 million Accounts Receivable Securitization Facility and our international loan facilities. As of December 30, 2017, we had $995 million of borrowing availability under our Revolving Loan Facility (after taking into account outstanding letters of credit), $150 million of borrowing availability under our Accounts Receivable Securitization Facility, $166 million of borrowing availability under our international loan facilities, which includes our European Revolving Loan Facility, our Australian Revolving Loan Facility and other international notes payable and debt facilities, and $422 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
The following have impacted or are expected to impact liquidity:

•	we have principal and interest obligations under our debt;

•	we acquired Champion Europe in June 2016, Hanes Australasia in July 2016, Alternative Apparel in October 2017 and we may pursue strategic acquisitions in the future;

•	we expect to continue to invest in efforts to improve operating efficiencies and lower costs;

•	we expect to make required cash contributions of $15 million to our pension plans in 2018;

•	we may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate;

•	we are obligated to make installment payments over an eight-year period related to our transition tax liability resulting from the implementation of the Tax Act, beginning in 2018;

•	our Board of Directors has authorized a regular quarterly dividend; and

•	our Board of Directors has authorized the repurchase of up to 40 million shares under our share repurchase program. In 2017, we repurchased 19.6 million shares at a cost of $400 million.
We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. We expect our cash deployment strategy in the future will include a mix of debt prepayments, dividends, acquisitions and share repurchases.

Cash Requirements for Our Business
We rely on our cash flows generated from operations and the borrowing capacity under our credit facilities to meet the cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments, business acquisitions, contributions to our pension plans, repurchases of our stock, regular quarterly dividend payments and income tax payments. We believe we have sufficient cash and available borrowings for our foreseeable liquidity needs.
Pension Plans
In 2017, we did not make any voluntary contributions to our pension plan. Our U.S. qualified pension plan was approximately 94% funded as of December 30, 2017 and December 31, 2016, under the Pension Protection Act funding rules. Additionally, we expect to make additional required cash contributions of approximately $15 million to our pension plans in 2018 based on a preliminary calculation by our actuary. We may elect to make additional voluntary contributions during 2018. See Note, “Defined Pension Benefit Plans,” to our consolidated financial statements for more information on the plan asset and pension expense components.
Income Tax
In 2017, due to existing tax loss and credit carryforwards, we were not required to make any U.S. federal income tax payments. Beginning in 2018, we are obligated to make installment payments over an eight-year period related to our transition tax liability, which totals $149 million, in addition to any estimated income taxes due based on current year taxable income. With the recent enactment of the Tax Act, we are still in the process of analyzing our permanent reinvestment assertion with regards to cash on our consolidated balance sheet that was held by foreign subsidiaries whose earnings were deemed distributed as part of the Tax Act.
Share Repurchase Program
Our Board of Directors approved a share repurchase program for up to 40 million shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. During 2017, we repurchased 19.6 million shares of our common stock under the new program at a cost of $400 million (average price of $20.35). During 2016, we purchased 14.2 million shares of our common stock under a previous program at a cost of $380 million (average price of $26.65). At December 30, 2017, the remaining repurchase authorization under the current share repurchase program totaled approximately 20.4 million shares. The program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time at our discretion.
The primary objective of our share repurchase program is to utilize excess cash flow to generate shareholder value. While we may repurchase additional stock under the program, we may choose not to repurchase any stock and focus more on other uses of cash in the next 12 months.
Dividends
In 2015, our Board of Directors declared regular quarterly dividends of $0.10 per share on outstanding common stock, which were paid in 2015. On March 3, 2015, we effected a four-for-one stock split in the form of a 300% stock dividend to stockholders of record as of the close of business on February 9, 2015.
In 2016, our Board of Directors declared regular quarterly dividends of $0.11 per share on outstanding common stock, which were paid in 2016.
In January 2017, our Board of Directors increased the regular quarterly dividend rate to $0.15 per share on outstanding common stock. During our 2017 fiscal year, regular quarterly cash dividends of $0.15 per share were paid on March 7, 2017, June 6, 2017, September 6, 2017 and December 5, 2017.
In February 2018, our Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding common stock to be paid on March 13, 2018 to stockholders of record at the close of business on February 20, 2018.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.

Future Contractual Obligations and Commitments
The following table contains information on our contractual obligations and commitments as of December 30, 2017, and their expected timing on future cash flows and liquidity.

		Payments Due by Period
	At December 30, 2017	Fiscal 2018	Fiscal 2019-2020	Fiscal 2021-2022	Fiscal 2023 and Thereafter
	(dollars in thousands)
Operating activities:
Interest on debt obligations(1)	$837,896	$149,162	$287,270	$279,648	$121,816
Inventory purchase obligations	421,356	418,038	3,318	—	—
Operating lease obligations	622,296	137,959	212,176	146,998	125,163
Marketing and advertising obligations	20,745	10,817	8,290	1,638	—
Defined benefit plan minimum contributions(2)	15,000	15,000	—	—	—
Tax obligations(3)	177,345	17,038	35,799	33,370	91,138
Other long-term obligations(4)	356,558	115,675	146,358	32,663	61,862
Investing activities:
Capital expenditures	13,552	13,552	—	—	—
Financing activities:
Debt	3,993,267	249,589	221,529	647,500	2,874,649
Notes payable	11,873	11,873	—	—	—
Total	$6,469,888	$1,138,703	$914,740	$1,141,817	$3,274,628

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at December 30, 2017.

(2)
Represents only the required minimum pension contributions in 2018. In addition to the required cash contributions, we may elect to make voluntary contributions to maintain certain funded levels. For a discussion of our pension plan obligations, see Note, “Defined Benefit Pension Plans,” to our consolidated financial statements.

(3)	Represents uncertain tax positions and the transition tax liability resulting from the Tax Cuts and Jobs Act of 2017.

(4)
Represents the projected payment for long-term liabilities recorded on the Consolidated Balance Sheet for certain employee benefit claims, royalty-bearing license agreement payments, contingent consideration payment and deferred compensation.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the years ended December 30, 2017 and December 31, 2016 was derived from our consolidated financial statements.

	Years Ended
	December 30, 2017	December 31, 2016
	(dollars in thousands)
Operating activities	$655,718	$605,607
Investing activities	(104,513)	(966,641)
Financing activities	(585,768)	511,054
Effect of changes in foreign currency exchange rates on cash	(4,116)	(8,944)
Change in cash and cash equivalents	(38,679)	141,076
Cash and cash equivalents at beginning of year	460,245	319,169
Cash and cash equivalents at end of year	$421,566	$460,245
Operating Activities
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income and changes in working capital. As compared to prior year, our operating cash increased in 2017 due to our strong working capital management, specifically related to increased accounts receivable collections, extension of our accounts payable terms and no voluntary pension contribution in 2017 compared to $40 million in 2016.

Investing Activities
The lower net cash used by investing activities was primarily the result of decreased acquisition activity in 2017 in comparison to 2016, coupled with cash received in 2017 from our dispositions of the Dunlop Flooring and Tontine Pillow businesses.
Financing Activities
The lower net cash from financing activities was primarily the result of lower net borrowings on our loan facilities in 2017 and the issuance of our three Senior Notes and incurrence of debt under our Australia term loan facilities in 2016 to help fund the acquisitions of Champion Europe and Hanes Australasia.
Financing Arrangements
We believe our financing structure provides a secure base to support our operations and key business strategies. As of December 30, 2017, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness discussed below. We continue to monitor our covenant compliance carefully in this difficult economic environment. We expect to maintain compliance with our covenants during 2018, however economic conditions or the occurrence of events discussed above under “Risk Factors” could cause noncompliance.
We have significant liquidity from our available cash balances and credit facilities. We had the following borrowing availability as of December 30, 2017:

	As of December 30, 2017
	Borrowing Capacity	Borrowing Availability
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility	$1,000,000	$995,482
Australian Revolving Loan Facility	50,497	50,497
European Revolving Loan Facility	118,878	37,339
Accounts Receivable Securitization Facility	275,000	149,791
Other international credit facilities	145,581	78,282
Total liquidity from credit facilities	$1,589,956	$1,311,391

Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note, “Summary of Significant Accounting Policies,” to our consolidated financial statements.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. These assessments of uncertain tax positions contain judgments related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, expiration of statutes of limitations, as well as changes to, or further interpretations of, tax laws and regulations. Income tax expense is adjusted in our Consolidated Statements of Income in the period in which these events occur.
We have estimated the impact of the Tax Act incorporating assumptions made based upon our current interpretation of the Tax Act. The SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effect of the Tax Act. We have recognized the provisional tax impacts related to deemed repatriated earnings and revaluation of our deferred tax assets, and included those amount in our consolidated financial statements for the year ended December 30, 2017. The actual impact of the Tax Act may differ from our estimates due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Act. We expect the accounting to be completed within the one year measurement period, as allowed under SAB 118.
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
Our policies regarding the establishment of pension assumptions are as follows:

•
In determining the discount rate, we utilized the Aon Hewitt AA Above Median Curve (rounded to the nearest 10 basis points) in order to determine a unique interest rate for each plan and match the expected cash flows for each plan. Beginning in 2016, we began utilizing a full series specific spot rates along the Aon Hewitt AA Above Median yield curve in our determination of discount rates, for our U.S. defined benefit plans, in order to determine our interest rate and match to the relevant cash flows for the plans. This change improves the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest costs.

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

•
Retirement rates were based primarily on actual experience while standard actuarial tables were used to estimate mortality. In 2017, the tables used as a basis for the mortality assumption were from the RP-2014 table with Scale MP-2017.

The sensitivity of changes in actuarial assumptions on our annual pension expense and on our plans’ benefit obligations, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
	Pension Expense	Benefit Obligation
	(in millions)
1% decrease in discount rate	$(1)	$169
1% increase in discount rate	1	(137)
1% decrease in expected investment return	8	N/A
1% increase in expected investment return	(8)	N/A

Trademarks and Other Identifiable Intangibles
Trademarks, license agreements, customer and distributor relationships and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles with finite lives over their estimated useful lives, and we do not amortize identifiable intangibles with indefinite lives. We base the estimated useful life of an identifiable intangible asset upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. As of December 30, 2017, the net book value of trademarks and other identifiable intangible assets was $1.4 billion, of which we are amortizing a balance of $237 million. We anticipate that our amortization expense for 2018 will be $32 million.
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
Goodwill
As of December 30, 2017, we had $1.2 billion of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. The timing of our annual goodwill impairment testing is the first day of the third fiscal quarter. The estimated fair values significantly exceeded the carrying values of each of our reporting units as of the first day of the third fiscal quarter, and no impairment of goodwill was identified as a result of the testing conducted in 2017.
In evaluating the recoverability of goodwill in 2017, we estimated the fair value of our reporting units. We relied on a number of factors to determine the fair value of our reporting units and evaluate various factors to discount anticipated future cash flows, including operating results, business plans and present value techniques. As discussed above under “Trademarks and Other Identifiable Intangibles,” there are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.
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

Recently Issued Accounting Pronouncements
For a summary of recently issued accounting pronouncements, see Note, “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices. Our risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations.
Foreign Exchange Risk
We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. With our international commercial presence, we also have foreign entities that purchase raw materials and finished goods in U.S. dollars. Our exposure to foreign exchange rates exists primarily with respect to the Euro, Australian dollar, Canadian dollar, Mexican peso and Japanese yen against the U.S. dollar. We use foreign exchange forward contracts to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward and option contracts. At December 30, 2017, the potential change in fair value of foreign currency derivative instruments, assuming a 10% adverse change in the underlying currency price, was approximately $61 million.
Interest Rates
Our debt under the Revolving Loan Facility, Accounts Receivable Securitization Facility, Term Loan A, Term Loan B, Australian Term A-1, Australian Revolver, European Revolver and Other International Debt bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. Approximately 60% of our total debt outstanding at December 30, 2017 is at a fixed rate. A 25-basis point movement in the annual interest rate charged on the outstanding debt balances as of December 30, 2017 would only result in a change in annual interest expense of approximately $4 million.
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
Our consolidated financial statements required by this item are contained on pages F-1 through F-51 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of consolidated financial statements provided.

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
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We excluded our wholly owned subsidiary, Alternative Apparel, from our assessment of internal control over financial reporting as of December 30, 2017 because our control over the operation of the subsidiary was acquired in a purchase business combination during 2017.

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

2.2
Share Purchase Agreement, dated February 2, 2018, between HBI Australia Acquisition Co. Pty Limited, Hanesbrands Inc., Brett Blundy, Ray Itaoui and the individual sellers listed therein (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2018). (Certain schedules to the Share Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.)

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

4.2
First Supplemental Indenture (to Indenture dated May 6, 2016), dated as of November 9, 2016, among Hanesbrands Inc., It’s Greek to Me, Inc., GTM Retail, Inc. and US Bank, National Association (incorporated by reference from Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 3, 2017).

4.3	Second Supplemental Indenture (to Indenture dated May 6, 2016), dated as of February 7, 2018, among Hanesbrands Inc., Alternative Apparel, Inc. and US Bank, National Association.

4.4
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
4.5
Supplemental Indenture No. 1 (to Indenture dated June 3, 2016), dated as of June 23, 2016, among Hanesbrands Finance Luxembourg S.C.A, HBI Australia Acquisition Co. Pty Limited, HBI Italy Acquisition Co. S.r.l., Maidenform Brands Spain, S.R.L. Unipersonal and U.S. Bank Trustees Limited (incorporated by reference from Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2016).

4.6
Supplemental Indenture No. 2 (to Indenture dated June 3, 2016), dated as of November 9, 2016, among Hanesbrands Finance Luxembourg, S.C.A., Pacific Brands Limited, Pacific Brands (Australia) Pty Ltd, Pacific Brands Holdings Pty Ltd, Sheridan Australia Pty Ltd, Pacific Brands Services Group Pty Ltd, Pacific Brands Sports & Leisure Pty Ltd, Pacific Brands Clothing Pty Ltd, Pacific Brands Holdings (NZ) Limited, Sheridan N.Z. Limited, Champion Products Europe Limited and U.S. Bank Trustees Limited (incorporated by reference from Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 3, 2017).

4.7
Supplemental Indenture No. 3 (to Indenture dated June 3, 2016), dated as of November 9, 2016, among Hanesbrands Finance Luxembourg S.C.A., It’s Greek to Me, Inc., GTM Retail, Inc. and U.S. Bank Trustees Limited (incorporated by reference from Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 3, 2017).

4.8
Supplemental Indenture No. 4 (to Indenture dated June 3, 2016), dated as of March 28, 2017, among Hanesbrands Finance Luxembourg S.C.A., Hanes Caribe, Inc. and U.S. Bank Trustees Limited (incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2017).

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
10.9
Hanesbrands Inc. Supplemental Employee Retirement Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).*

10.10
Hanesbrands Inc. Performance-Based Annual Incentive Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

10.11
Hanesbrands Inc. Executive Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.12
Hanesbrands Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.13
Hanesbrands Inc. Executive Long-Term Disability Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.14
Hanesbrands Inc. Employee Stock Purchase Plan of 2006, as amended (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2010).*

10.15
Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.16
First Amendment to Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 4, 2016).*

10.17
Severance/Change in Control Agreement dated December 18, 2008 between the Registrant and Richard A. Noll (incorporated by reference from Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.18
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers prior to December 2010 and schedule of all such agreements with current executive officers (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2016).*

10.19
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers after December 2010 and schedule of all such agreements with current executive officers.*

10.20
First Amendment to Severance/Change in Control Agreement dated June 13, 2016 between Hanesbrands Inc. and Gerald W. Evans, Jr. (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2016).*

10.21
Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”) by and among financial institutions and other persons from time to time party to the Fourth Amended Credit Agreement from time to time as lenders, Barclays Bank PLC, HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC, and SunTrust Bank, as the co-syndication agents, Branch Banking & Trust Company, Fifth Third Securities, Inc., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo Bank, National Association, as the co-documentation agents, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC, and SunTrust Bank, as the joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2017).

Exhibit Number	Description
10.22
Syndicated Facility Agreement, dated as of July 4, 2016, among Hanesbrands Inc., MFB International Holdings S.a.r.l., HBI Australia Acquisition Co. Pty Ltd, the Australian Lenders party thereto, the Subsidiary Guarantors party therto, JPMorgan Chase Bank, N.A., as the Administrative Agent and the Collateral Agent and HSBC Bank Australia Limited as lead arranger and bookrunner (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2016).

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Gerald W. Evans, Jr., Chief Executive Officer.

31.2	Certification of Barry A. Hytinen, Chief Financial Officer.

32.1	Section 1350 Certification of Gerald W. Evans, Jr., Chief Executive Officer.

32.2	Section 1350 Certification of Barry A. Hytinen, Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plans or arrangements.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of February, 2018.

HANESBRANDS INC.

/s/ Gerald W. Evans, Jr.
Gerald W. Evans, Jr.
Chief Executive Officer

POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Gerald W. Evans, Jr., Barry A. Hytinen and Joia M. Johnson, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Gerald W. Evans, Jr.	Chief Executive Officer (principal executive officer)	February 8, 2018
Gerald W. Evans, Jr.

/s/ Barry A. Hytinen	Chief Financial Officer (principal financial officer)	February 8, 2018
Barry A. Hytinen

/s/ M. Scott Lewis	Chief Accounting Officer and Controller (principal accounting officer)	February 8, 2018
M. Scott Lewis

/s/ Bobby J. Griffin	Director	February 8, 2018
Bobby J. Griffin

/s/ James C. Johnson	Director	February 8, 2018
James C. Johnson

/s/ Jessica T. Mathews	Director	February 8, 2018
Jessica T. Mathews

/s/ Franck J. Moison	Director	February 8, 2018
Franck J. Moison

/s/ Robert F. Moran	Director	February 8, 2018
Robert F. Moran

/s/ Ronald L. Nelson	Director	February 8, 2018
Ronald L. Nelson

/s/ Richard A. Noll	Director	February 8, 2018
Richard A. Noll

/s/ David V. Singer	Director	February 8, 2018
David V. Singer

/s/ Ann E. Ziegler	Director	February 8, 2018
Ann E. Ziegler

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
The Company excluded its wholly owned subsidiary Alternative Apparel, Inc. (“Alternative Apparel”) from its assessment of internal control over financial reporting as of December 30, 2017 because its control over these operations was acquired by the Company in a purchase business combination during 2017. The Company is in the process of integrating the operations of Alternative Apparel into the Company’s overall internal control over financial reporting process. This is a wholly-owned subsidiary whose combined total assets and total revenues represent 0.5% and 0.3% of the related consolidated financial statement amounts as of and for the year ended December 30, 2017.
Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of December 30, 2017, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management determined that Hanesbrands’ internal control over financial reporting was effective as of December 30, 2017.
The effectiveness of our internal control over financial reporting as of December 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hanesbrands Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hanesbrands Inc. and its subsidiaries as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Alternative Apparel, Inc. (“Alternative Apparel”) from its assessment of internal control over financial reporting as of December 30, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded Alternative Apparel from our audit of internal control over financial reporting. Alternative Apparel is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.5% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2017.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 8, 2018

We have served as the Company’s auditor since 2006.

HANESBRANDS INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net sales	$6,471,410	$6,028,199	$5,731,549
Cost of sales	3,980,859	3,752,151	3,595,217
Gross profit	2,490,551	2,276,048	2,136,332
Selling, general and administrative expenses	1,739,631	1,500,399	1,541,214
Change in fair value of contingent consideration	27,852	—	—
Operating profit	723,068	775,649	595,118
Other expenses	11,363	51,758	3,210
Interest expense, net	174,435	152,692	118,035
Income from continuing operations before income tax expense	537,270	571,199	473,873
Income tax expense	473,279	34,272	45,018
Income from continuing operations	63,991	536,927	428,855
Income (loss) from discontinued operations, net of tax	(2,097)	2,455	—
Net income	$61,894	$539,382	$428,855

Earnings (loss) per share — basic:
Continuing operations	$0.17	$1.41	$1.07
Discontinued operations	(0.01)	0.01	—
Net income	$0.17	$1.41	$1.07

Earnings (loss) per share — diluted:
Continuing operations	$0.17	$1.40	$1.06
Discontinued operations	(0.01)	0.01	—
Net income	$0.17	$1.40	$1.06

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net income	$61,894	$539,382	$428,855
Other comprehensive loss:
Foreign currency translation	34,554	(20,384)	(23,576)
Cash flow hedges, net of tax effect of $7,951, ($1,272) and ($866), respectively	(31,281)	5,757	1,043
Defined benefit plans, net of tax effect of $930, $16,393 and ($883), respectively	(6,488)	(26,431)	189
Other comprehensive loss	(3,215)	(41,058)	(22,344)
Comprehensive income	$58,679	$498,324	$406,511

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$421,566	$460,245
Trade accounts receivable, net	903,318	836,924
Inventories	1,874,990	1,840,565
Other current assets	186,496	137,535
Current assets of discontinued operations	—	45,897
Total current assets	3,386,370	3,321,166
Property, net	623,991	692,464
Trademarks and other identifiable intangibles, net	1,402,857	1,285,458
Goodwill	1,167,007	1,098,540
Deferred tax assets	234,932	464,872
Other noncurrent assets	79,618	67,980
Total assets	$6,894,775	$6,930,480

Liabilities and Stockholders’ Equity
Accounts payable	$867,649	$761,647
Accrued liabilities and other:
Payroll and employee benefits	153,394	154,697
Advertising and promotion	150,375	134,648
Other	345,865	330,450
Notes payable	11,873	56,396
Accounts Receivable Securitization Facility	125,209	44,521
Current portion of long-term debt	124,380	133,843
Current liabilities of discontinued operations	—	9,466
Total current liabilities	1,778,745	1,625,668
Long-term debt	3,702,054	3,507,685
Pension and postretirement benefits	405,238	371,612
Accrued income taxes - noncurrent	137,226	—
Other noncurrent liabilities	185,310	201,601
Total liabilities	6,208,573	5,706,566

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 360,125,894 and 378,687,052, respectively	3,601	3,787
Additional paid-in capital	271,462	260,002
Retained earnings	850,345	1,396,116
Accumulated other comprehensive loss	(439,206)	(435,991)
Total stockholders’ equity	686,202	1,223,914
Total liabilities and stockholders’ equity	$6,894,775	$6,930,480

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at January 3, 2015	400,789	$4,008	$290,926	$1,464,427	$(372,589)	$1,386,772
Net income	—	—	—	428,855	—	428,855
Dividends	—	—	—	(161,316)	—	(161,316)
Translation adjustments	—	—	—	—	(23,576)	(23,576)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	1,043	1,043
Net unrecognized gain from pension and postretirement plans	—	—	—	—	189	189
Stock-based compensation	—	—	29,154	—	—	29,154
Net exercise of stock options, vesting of restricted stock units and other	3,012	30	(33,765)	—	—	(33,735)
Share repurchases	(12,148)	(121)	(8,746)	(342,628)	—	(351,495)
Balances at January 2, 2016	391,653	$3,917	$277,569	$1,389,338	$(394,933)	$1,275,891
Net income	—	—	—	539,382	—	539,382
Dividends	—	—	—	(169,294)	—	(169,294)
Translation adjustments	—	—	—	—	(20,384)	(20,384)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	5,757	5,757
Net unrecognized loss from pension and postretirement plans	—	—	—	—	(26,431)	(26,431)
Stock-based compensation	—	—	30,617	6,051	—	36,668
Net exercise of stock options, vesting of restricted stock units and other	1,277	12	(37,786)	—	—	(37,774)
Share repurchases	(14,243)	(142)	(10,398)	(369,361)	—	(379,901)
Balances at December 31, 2016	378,687	$3,787	$260,002	$1,396,116	$(435,991)	$1,223,914
Net income	—	—	—	61,894	—	61,894
Dividends	—	—	—	(222,290)	—	(222,290)
Translation adjustments	—	—	—	—	34,554	34,554
Net unrealized loss on qualifying cash flow hedges	—	—	—	—	(31,281)	(31,281)
Net unrecognized loss from pension and postretirement plans	—	—	—	—	(6,488)	(6,488)
Stock-based compensation	—	—	23,224	—	—	23,224
Net exercise of stock options, vesting of restricted stock units and other	1,079	10	2,154	528	—	2,692
Share repurchases	(19,640)	(196)	(13,918)	(385,903)	—	(400,017)
Balances at December 30, 2017	360,126	$3,601	$271,462	$850,345	$(439,206)	$686,202

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Operating activities:
Net income	$61,894	$539,382	$428,855
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	87,595	81,057	80,166
Amortization of intangibles	34,892	22,118	23,737
Charges incurred for amendments of credit facilities	—	34,624	—
Write-off on early extinguishment of debt	4,028	12,667	—
Amortization of debt issuance costs	10,394	9,034	7,077
Stock compensation expense	23,582	31,780	29,618
Deferred taxes	239,068	(8,836)	10,850
Change in fair value of contingent consideration liability	27,852	—	—
Other	1,468	(12,587)	(8,696)
Changes in assets and liabilities, net of acquisition and disposition of businesses:
Accounts receivable	(31,656)	(83,279)	(21,974)
Inventories	22,648	135,807	(289,654)
Other assets	(28,346)	(24,563)	35,044
Accounts payable	71,806	(60,994)	74,613
Accrued pension and postretirement benefits	19,042	(31,504)	(102,202)
Accrued income taxes	179,117	7,396	(4,395)
Accrued liabilities and other	(67,666)	(46,495)	(36,032)
Net cash from operating activities	655,718	605,607	227,007

Investing activities:
Purchases of property, plant and equipment	(87,008)	(83,399)	(99,375)
Proceeds from sales of assets	4,459	80,833	15,404
Acquisition of businesses, net of cash acquired	(62,249)	(964,075)	(192,829)
Disposition of businesses	40,285	—	—
Net cash from investing activities	(104,513)	(966,641)	(276,800)

Financing activities:
Borrowings on notes payable	278,489	904,476	1,167,681
Repayments on notes payable	(327,615)	(992,760)	(1,184,458)
Borrowings on Accounts Receivable Securitization Facility	373,640	238,065	231,891
Repayments on Accounts Receivable Securitization Facility	(292,952)	(388,707)	(247,691)
Borrowings on Revolving Loan Facilities	4,161,799	3,798,942	5,272,000
Repayments on Revolving Loan Facilities	(4,153,000)	(3,795,500)	(5,385,000)
Borrowings on Senior Notes	—	2,359,347	—
Repayments on Senior Notes	—	(1,000,000)	—
Borrowings on Term Loan Facilities	1,250,000	301,272	1,150,000
Repayments on Term Loan Facilities	(1,145,215)	(268,264)	(311,955)
Borrowings on International Debt	—	9,145	10,676
Repayments on International Debt	(45,072)	(12,734)	(15,971)
Share repurchases	(400,017)	(379,901)	(351,495)
Cash dividends paid	(219,903)	(167,375)	(161,316)
Payments to amend and refinance credit facilities	(9,122)	(80,069)	(12,793)
Payment of contingent consideration	(41,250)	—	—
Taxes paid related to net shares settlement of equity awards	(15,463)	(17,414)	(76,569)
Excess tax benefit from stock-based compensation	—	—	45,286
Other	(87)	2,531	2,696
Net cash from financing activities	(585,768)	511,054	132,982
Effect of changes in foreign exchange rates on cash	(4,116)	(8,944)	(3,875)
Change in cash and cash equivalents	(38,679)	141,076	79,314
Cash and cash equivalents at beginning of year	460,245	319,169	239,855
Cash and cash equivalents at end of year	$421,566	$460,245	$319,169

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

(1)	Basis of Presentation
Hanesbrands Inc., a Maryland corporation (the “Company”), is a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bonds, Maidenform, DIM, Bali, Playtex, JMS/Just My Size, Nur Die/Nur Der, L’eggs, Lovable, Wonderbra, Berlei, Gear for Sports and Alternative. The Company designs, manufactures, sources and sells a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery.
During the third quarter of 2016, the Company separately reported the results of its Dunlop Flooring and Tontine Pillow businesses as discontinued operations in its Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Consolidated Balance Sheet. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. See note “Discontinued Operations” for additional information on discontinued operations.
As a result of further policy harmonization related to acquired businesses, certain prior year amounts in the consolidated financial statements, none of which are material, have been reclassified to conform with the current year presentation. The reclassification on the Consolidated Balance Sheet is between the “Trade accounts receivable, net” line and the “Accrued liabilities — Advertising and promotion” line of $22,746 as of December 31, 2016. The reclassification on the Consolidated Statement of Cash Flow is between the “Accounts Receivable” and the “Accrued liabilities and other” line of $4,068 as of December 31, 2016. This reclassification had no impact on the Company’s results of operations.
The Company’s fiscal year ends on the Saturday closest to December 31. All references to “2017”, “2016” and “2015” relate to the 52 week fiscal years ended on December 30, 2017, December 31, 2016 and January 2, 2016, respectively. Three subsidiaries of the Company close on the calendar month-end, which is less than a week different than the Company’s consolidated year end. The difference in reporting of financial information for these subsidiaries did not have a material impact on the Company’s financial condition, results of operations or cash flows. A significant subsidiary of the Company, Hanes Holdings Lux S.à.r.l. (formerly named DBA Lux Holding S.A.) (“Hanes Europe Innerwear”), had a 53 week fiscal year ended January 2, 2016 as a result of aligning Hanes Europe Innerwear’s year end with the Company in the year after acquisition. The 53rd week of financial information for Hanes Europe Innerwear did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

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
(e) Advertising Expense
Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” caption in the Consolidated Statements of Income of $157,369, $168,701 and $181,956 in 2017, 2016 and 2015, respectively.
(f) Shipping and Handling Costs
Revenue received for shipping and handling costs is included in net sales and was $19,738, $19,446 and $19,710 in 2017, 2016 and 2015, respectively. Shipping costs, which comprise payments to third party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $376,449, $324,845 and $332,678 in 2017, 2016 and 2015, respectively. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.
(g) Catalog Expenses
The Company incurs expenses for printing catalogs for products to aid in the Company’s sales efforts. The Company initially records these expenses as a prepaid item and charges it against selling, general and administrative expenses over time

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

as the catalog is used. Expenses are recognized at a rate that approximates historical experience with regard to the timing and amount of sales attributable to a catalog distribution. The Company discontinued its catalog business during 2016.
(h) Research and Development
Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. Research and development includes expenditures for new product, technological improvements for existing products and process innovation, which primarily consist of salaries, consulting and supplies attributable to time spent on research and development activities. Additional costs include depreciation and maintenance for research and development equipment and facilities. Research and development expense was $65,457, $70,096 and $62,324 in 2017, 2016 and 2015, respectively.
(i) Defined Contribution Benefit Plans
The Company sponsors 401(k) plans as well as other defined contribution benefit plans. Expense for these plans was $21,251, $26,434 and $21,972 in 2017, 2016 and 2015, respectively.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

(n) Trademarks and Other Identifiable Intangible Assets
The primary identifiable intangible assets of the Company are trademarks, licensing agreements, customer and distributor relationships and computer software. Identifiable intangible assets with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. Trademarks with finite lives are being amortized over periods ranging from ten to 12 years, license agreements are being amortized over periods ranging from three to 17 years, customer and distributor relationships are being amortized over periods ranging from two to 15 years and computer software and other intangibles are being amortized over periods ranging from one to seven years.
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
Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events occur. The Company’s annual measurement date is the first day of the third fiscal quarter. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units and compares it to the carrying value. If the carrying value of the reporting unit exceeds its fair value, the next step of the process involves comparing the implied fair value to the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to such excess. No impairment of goodwill was identified as a result of the testing conducted in 2017. In estimating the fair values of the reporting units, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

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
The recently enacted Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings foreign subsidiaries. The Company has estimated the impact of the newly enacted law incorporating assumptions made based upon its current interpretation of the Tax Act.
In addition, the Tax Act implemented a new minimum tax on global intangible low-taxed income (“GILTI”). A company can elect an accounting policy to account for GILTI in either of the following ways:

•	As a period charge in the future period the tax arises; or

•	As part of deferred taxes related to the investment or subsidiary.
The Company is currently in the process of analyzing this provision and, as a result, is not yet able to reasonably estimate its effect. Therefore, the Company has not made any adjustments related to potential GILTI tax in its consolidated financial statements and has not made a policy decision regarding whether to record deferred tax on GILTI.
Due to the complexities involved in accounting for the enactment of the Tax Act, SEC Staff Accounting Bulletin 118 (“SAB 118”) allows companies to record provisional estimates of the impacts of the Tax Act during a measurement period which is similar to the measurement period of up to one year from the enactment which is similar to the measurement period used when accounting for business combinations. The Company will continue to assess the impact of the recently enacted tax law on its consolidated financial statements.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

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
(t) Assets and Liabilities Acquired in Business Combinations
Business combinations are accounted for using the purchase method, which requires the Company to allocate the cost of an acquired business to the acquired assets and assumed liabilities based on their estimated fair values at the acquisition date. The Company recognizes the excess of an acquired business’ cost over the fair value of acquired assets and assumed liabilities as goodwill. Fair values are determined using the income approach based on market participant assumptions focusing on future cash flow projections and accepted industry standards.
(u) Recently Issued Accounting Pronouncements
Fair Value Measurement
In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820)”, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient, and requires separate disclosure of those investments instead. These disclosures were effective for the Company in the first quarter of 2016. The adoption of the new accounting rules did not have an impact on the Company’s financial condition, results of operations or cash flows, however management did adopt the related applicable disclosures. Refer to Note, “Fair Value of Assets and Liabilities”.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

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
Hedge Accounting
In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. The new standard, which could be adopted prospectively or on a modified retrospective basis, was effective for the Company in the first quarter of 2017. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations and cash flows. Also in March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”, which clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The new standard, which is applied on a modified prospective basis, was effective for the Company in the first quarter of 2017. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations and cash flows.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, a new accounting standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The new standard will be effective for the Company in the first quarter of 2018 and can be applied using a modified retrospective or full retrospective method. The Company has established an implementation team consisting of finance, accounting and front-end business partners to analyze the impact of the guidance across all of its revenue sources. The Company has evaluated the new standard against its existing accounting policies and practices, including reviewing standard purchase orders, invoices, shipping terms, conducting questionnaires with its global team and reviewing contracts with customers. The Company has not identified any information that would indicate that the new guidance will have a material impact on the Company’s consolidated financial statements. The Company expects to have enhanced disclosures related to disaggregation of revenue sources and accounting policies. The Company expects to adopt the new standard in the first quarter of 2018 using the modified retrospective transition method.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

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
Hanes Australasia is a leading underwear and intimate apparel company in Australia with a portfolio of strong brands including Bonds, Australia’s top brand of underwear, babywear and socks, and Berlei, a leading sports bra brand and leading seller of premium bras in department stores. The Company believes the acquisition creates growth opportunities by adding to the Company’s portfolio of leading innerwear brands supported by the Company’s global low-cost supply chain and manufacturing network. Factors that contribute to the amount of goodwill recognized for the acquisition include the value of the existing work force and expected cost savings by utilizing the Company’s low-cost supply chain and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.
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
Champion Europe
On June 30, 2016, the Company acquired 100% of Champion Europe S.p.A. (“Champion Europe”), which owns the trademark for the Champion brand in Europe, the Middle East and Africa, from certain individual shareholders in an all-cash

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

transaction valued at €220,751 ($245,554) enterprise value less working capital adjustments as defined in the purchase agreement, which included €40,700 ($45,277) in estimated contingent consideration. US dollar equivalents are based on acquisition date exchange rates. The Company funded the acquisition through a combination of cash on hand and borrowings under the 3.5% Senior Notes issued in June 2016.
The results of Champion Europe have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the International segment.
The Company believes combining the Champion business creates a unified platform to benefit from the global consumer growth trend for active apparel. Factors that contribute to the amount of goodwill recognized for the acquisition include the value of the existing work force and expected cost savings by utilizing the Company’s low-cost supply chain and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.
The final contingent consideration liability is included in the “Accrued liabilities — Other” line in the accompanying Consolidated Balance Sheet and is based on 10 times Champion Europe’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) in excess of €18,600, calculated as defined by the purchase agreement, for the calendar year 2016. On April 28, 2017, an initial payment of €37,820 ($41,250) was made to the sellers towards the contingent consideration liability, which represented the mutually agreed portion of the contingent consideration at said date. Upon final settlement negotiations in January 2018, management has accrued €26,430 at December 30, 2017 to reflect the fair value of the final contingent consideration payment to be made in 2018. The final contingent consideration settlement is within the previously disclosed range.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

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

Year Ended
January 2, 2016
Net sales	$5,753,706
Net income from continuing operations	433,636
Earnings per share from continuing operations:
Basic	$1.08
Diluted	1.07
Pro forma financial information is not necessarily indicative of the Company’s actual results of operations if the acquisition has been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.
Other Acquisitions
On October 13, 2017, the Company acquired 100% of Alternative Apparel, Inc. (“Alternative Apparel”) from Rosewood Capital V, L.P. and certain individual shareholders in an all-cash transaction. Alternative Apparel sells the Alternative brand better basics T-shirts, fleece and other tops and bottoms. Alternative is a lifestyle brand known for its comfort, style and social responsibility. The Company believes this acquisition will create growth opportunities by supporting its Activewear growth strategy by expanding its market and channel penetration, including online, supported by the Company’s global low-cost supply chain and manufacturing network. Total consideration paid was $62,318. The Company funded the acquisition with cash on hand and short term borrowing under the Revolving Loan Facility. In connection with the acquisition, the Company recorded net working capital of $18,517, goodwill of $24,514, intangible assets of $26,800 and other net liabilities of $7,513. The results

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

of Alternative Apparel have been included in the Company’s consolidated financial statements since the date of the acquisition and are reported as part of the Activewear segment. Due to the immaterial nature of this acquisition, the Company has not provided additional disclosures herein.
In September 2016, the Company completed two immaterial acquisitions of It’s Greek to Me, Inc. and GTM Retail, Inc. (“GTM”) and Universo Sport S.p.A (“Universo”). The acquisitions extended the Company’s domestic presence in the custom decorated teamwear and fanwear apparel space into the high school channel and expanded the Company’s retail platform in Italy, respectively. Total consideration paid for both acquisitions totaled $24,415. The Company funded the acquisitions with cash on hand and short term borrowings under the Revolving Loan Facility. In connection with these acquisitions, the Company recorded net working capital of $7,013, goodwill of $8,753 and other net assets of $8,649. The purchase price allocations were finalized in the third quarter of 2017. The results of GTM and Universo have been included in the Company’s consolidated financial statements since the date of the acquisition and are reported as part of the Activewear and International segments, respectively. Due to the immaterial nature of these acquisitions, the Company has not provided additional disclosures herein.
Subsequent Event
On February 2, 2018, the Company and its wholly owned subsidiary, HBI Australia Acquisition Co Pty Limited, entered into a Share Purchase Agreement with all of the shareholders of BNT Holdco Pty Limited (“Bras N Things”), to acquire 100% of the outstanding equity of Bras N Things for a purchase price of AUD$500,000 in an all cash transaction, less any net indebtedness of Bras N Things at closing, and subject to a post-closing adjustment to reflect deviation at closing from a normalized level of working capital. The Company will fund the acquisition with cash on hand. Bras N Things is a leading intimate apparel retailer and e-commerce business in Australia and New Zealand. Bras N Things sells proprietary bras, panties and lingerie sets through a retail network of approximately 170 stores and a fast-growing e-commerce platform. The Company believes this acquisition will create opportunities by appealing to millennial consumers featuring core products supplemented by seasonal product offerings. The consumer-direct sales model has significant potential for expansion into other geographic markets. The transaction is expected to close by the middle of February.

(4)	Discontinued Operations
As part of the Company’s acquisition of Hanes Australasia in 2016, the Company acquired Hanes Australasia’s legacy Dunlop Flooring and Tontine Pillow businesses. The Company concluded that these businesses were not a strategic fit; therefore, the decision was made to divest of the businesses.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to these businesses that were eliminated from ongoing operations. The key components from discontinued operations related to the Dunlop Flooring and Tontine Pillow businesses were as follows:

	Years Ended
	December 30, 2017	December 31, 2016
Net sales	$6,865	$34,698
Cost of sales	4,507	22,554
Gross profit	2,358	12,144
Selling, general and administrative expenses	3,729	8,632
Operating profit (loss)	(1,371)	3,512
Other expenses	303	1,106
Net loss on disposal of business	242	—
Income (loss) from discontinued operations before income tax expense	(1,916)	2,406
Income tax expense (benefit)	181	(49)
Net income (loss) from discontinued operations, net of tax	$(2,097)	$2,455
All assets and liabilities of discontinued operations were sold in 2017. Assets and liabilities of discontinued operations classified as held for sale in the consolidated balance sheet as of December 31, 2016 consisted of the following:

Trade accounts receivable, net	$10,139
Inventories	10,691
Property, net	3,630
Trademarks and other identifiable intangibles, net	14,929
Goodwill	10,479
Accounts payable and accrued liabilities	(8,257)
Net other assets and liabilities	(5,180)
Net assets of discontinued operations	$36,431
For the years ended December 30, 2017 and December 31, 2016, there were no material amounts of depreciation, amortization, capital expenditures, or significant operating or investing non-cash items related to discontinued operations.

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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Basic weighted average shares outstanding	367,680	381,782	399,891
Effect of potentially dilutive securities:
Stock options	1,435	1,983	2,719
Restricted stock units	307	756	1,009
Employee stock purchase plan and other	4	45	40
Diluted weighted average shares outstanding	369,426	384,566	403,659
Restricted stock units totaling 488, 303 and 348 units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for 2017, 2016, and 2015, respectively. In 2017, 2016 and 2015, there were no anti-dilutive options to purchase shares of common stock.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

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
A summary of the changes in stock options outstanding to the Company’s employees under the Omnibus Incentive Plan is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Options outstanding at January 3, 2015	7,292	$5.92	$158,469	3.40
Exercised	(4,540)	6.10

Options outstanding at January 2, 2016	2,752	$5.62	$65,531	2.88
Exercised	(477)	5.90

Options outstanding at December 31, 2016	2,275	$5.56	$36,438	2.20
Exercised	(736)	6.22

Options outstanding and exercisable at December 30, 2017	1,539	$5.24	$24,108	1.76
The total intrinsic value of options that were exercised during 2017, 2016 and 2015 was $10,821, $7,465 and $105,899 respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
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

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Nonvested share units outstanding at January 3, 2015	3,418	$16.12	$94,521	1.71
Granted — non-performanced based	516	31.06
Granted — performanced based	828	23.50
Vested	(1,816)	11.45
Forfeited	(113)	16.87

Nonvested share units outstanding at January 2, 2016	2,833	$23.99	$83,381	1.78
Granted — non-performanced based	748	23.44
Granted — performanced based	511	23.64
Vested	(1,525)	19.47
Forfeited	(47)	23.38

Nonvested share units outstanding at December 31, 2016	2,520	$26.46	$54,356	2.11
Granted — non-performanced based	628	21.22
Granted — performanced based	590	23.04
Vested	(991)	26.74
Forfeited	(81)	26.81

Nonvested share units outstanding at December 30, 2017	2,666	$24.36	$55,741	2.00
The total fair value of shares vested during 2017, 2016 and 2015 was $26,510, $29,705 and $20,784, respectively. Certain participants elected to defer receipt of shares earned upon vesting.
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
For all share-based payments under the Omnibus Incentive Plan, during 2017, 2016 and 2015, the Company recognized total compensation expense of $23,224, $30,617 and $29,154 and recognized a deferred tax benefit of $6,085, $11,754 and $11,382, respectively.
At December 30, 2017, there was $10,037 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $6,837, $2,456, and $744 is expected to be recognized in 2018, 2019, and 2020, respectively. The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the Omnibus Incentive Plan by issuing newly authorized shares. The Omnibus Incentive Plan authorized 63,220 shares for awards of stock options and restricted stock units, of which 9,533 were available for future grants as of December 30, 2017.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

(7)	Trade Accounts Receivable
Allowances for Trade Accounts Receivable
The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions are as follows:

	Allowance for Doubtful Accounts	Allowance for Chargebacks and Other Deductions(1)	Total
Balance at January 3, 2015	$8,117	$8,739	$16,856
Charged to expenses	4,656	8,675	13,331
Deductions and write-offs	(7,844)	(7,840)	(15,684)
Currency translation	(1,180)	(223)	(1,403)

Balance at January 2, 2016	$3,749	$9,351	$13,100
Charged to expenses	3,650	19,820	23,470
Deductions and write-offs	(381)	(16,259)	(16,640)
Currency translation	(360)	(844)	(1,204)

Balance at December 31, 2016	$6,658	$12,068	$18,726
Charged to expenses	6,642	16,169	22,811
Deductions and write-offs	(632)	(18,264)	(18,896)
Currency translation	904	2,551	3,455

Balance at December 30, 2017	$13,572	$12,524	$26,096

(1)	The balances presented herein reflect the prior year reclassification from the “Accounts Receivable” line as disclosed in Note, “Basis of Presentation.”
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
Sales of Accounts Receivable
The Company has entered into agreements to sell selected trade accounts receivable to financial institutions. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution services and collects these accounts receivable directly from the customer. Net proceeds of these accounts receivable sale programs are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows. The Company recognized funding fees of $6,059, $4,497 and $2,452 in 2017, 2016 and 2015, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Consolidated Statements of Income.

(8)	Inventories
Inventories consisted of the following:

	December 30, 2017	December 31, 2016
Raw materials	$129,287	$131,228
Work in process	226,659	185,066
Finished goods	1,519,044	1,524,271
	$1,874,990	$1,840,565

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

(9)	Property, Net
Property is summarized as follows:

	December 30, 2017	December 31, 2016
Land	$45,882	$43,731
Buildings and improvements	486,893	566,819
Machinery and equipment	1,063,661	977,312
Construction in progress	33,922	49,887
Capital leases	7,133	4,761
	1,637,491	1,642,510
Less accumulated depreciation	1,013,500	950,046
Property, net	$623,991	$692,464

(10)	Notes Payable
The Company had short-term revolving facilities in the following locations at December 30, 2017 and December 31, 2016:

	Interest Rate as of December 30, 2017	Principal Amount
		December 30, 2017	December 31, 2016
Europe	Various	$10,072	$54,772
Philippines	5.99%	1,801	1,265
Australia	—	—	359
		$11,873	$56,396
As of December 30, 2017 and December 31, 2016, the Company had total borrowing availability of $133,708 and $80,210, respectively, under its international notes payable facilities. Total interest paid on notes payable was $364, $1,103 and $716 in 2017, 2016 and 2015, respectively. The Company was in compliance with the financial covenants contained in each of the facilities at December 30, 2017.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

(11)	Debt
The Company had the following debt at December 30, 2017 and December 31, 2016:

	Interest Rate as of December 30, 2017	Principal Amount
		December 30, 2017	December 31, 2016	Maturity Date
Senior Secured Credit Facility:
Revolving Loan Facility	—	$—	$—	December 2022
Term Loan A	2.99%	750,000	655,469	December 2022
Term Loan B	3.23%	500,000	318,625	December 2024
Australian Term A-1	3.23%	135,826	143,544	July 2019
Australian Term A-2	—	—	143,544	July 2021
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	599,649	520,617	June 2024
European Revolving Loan Facility	1.50%	81,539	62,474	September 2018
Accounts Receivable Securitization Facility	2.31%	125,209	44,521	March 2018
Other International Debt	Various	1,044	43,789	Various
		3,993,267	3,732,583
Less long-term debt issuance cost		41,624	46,534
Less current maturities		249,589	178,364
		$3,702,054	$3,507,685
The Company’s primary financing arrangements are the senior secured credit facility (the “Senior Secured Credit Facility”), 4.875% senior notes (the “4.875% Senior Notes”), 4.625% senior notes (the “4.625% Senior Notes”), 3.5% senior notes (the “3.5% Senior Notes”), the Accounts Receivable Securitization Facility and the European Revolving Loan Facility. The outstanding balances at December 30, 2017 are reported in the “Current portion of long-term debt”, “Long-term debt” and “Accounts Receivable Securitization Facility” lines of the Consolidated Balance Sheets.
Total cash paid for interest related to debt in 2017, 2016 and 2015 was $164,716, $130,603 and $106,231, respectively.
Senior Secured Credit Facility
On December 15, 2017, the Company refinanced its Senior Secured Credit Facility to extend the maturity date of the revolving loan facility (the “Revolving Loan Facility”) to December 2022 and re-price at favorable rates, extend the maturity date of the Term Loan A to December 2022 and re-price at favorable rates, extend the maturity date of the Term Loan B to December 2024 and re-price at favorable rates, and add an additional $325,750 in term loan borrowings ($144,375 for Term Loan A and $181,375 for Term Loan B). The Company incurred $11,935 in fees related to this refinancing. The proceeds of the Term Loan A and the Term Loan B were used to pay down existing borrowings under the Senior Secured Credit Facility and pay fees and expenses in connection with the closing of the Senior Secured Credit Facility. Proceeds of the Revolving Loan Facility are used for general corporate purposes and working capital needs.
All borrowings under the Revolving Loan Facility must be repaid in full upon maturity.
Outstanding borrowings under the Term Loan A are repayable in 1.25% quarterly installments, with the remainder of the outstanding principal to be repaid at maturity.
Outstanding borrowings under the Term Loan B are repayable in 0.25% quarterly installments, with the remainder of the outstanding principal to be repaid at maturity. If the Term Loan B is repriced or refinanced on or prior to the six month anniversary of its funding and as a result of such repricing or refinancing the effective interest rate of the Term Loan B decreases, the Company shall be required to pay a prepayment fee equal to 1.0% of the aggregate principal amount of the Term Loan B subject to such repricing or refinancing.
A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At the Company’s option, it may add one or more term loan facilities or increase the commitments

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

under the Revolving Loan Facility so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence, that the Company is in pro forma compliance with the financial covenants described below and that the Company’s senior secured leverage ratio is less than 3.50 to 1 on a pro forma basis after giving effect to the incurrence of such indebtedness. As of December 30, 2017, the Company had $4,518 of standby and trade letters of credit issued and outstanding under the Revolving Loan Facility and $995,482 of borrowing availability.
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

The Term Loan A and the Term Loan B require the Company and its subsidiary MFB International Holdings, as applicable, to prepay any outstanding term loans in connection with (i) the incurrence of certain indebtedness and (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of twelve-consecutive months, with customary reinvestment provisions. The Term Loan B also requires the Company and MFB International Holdings, as applicable, to prepay any outstanding term loans under the Term Loan B in connection with excess cash flow, which percentage will be based upon the Company’s leverage ratio during the relevant fiscal period. All such prepayments will be made on a pro rata basis under each of the applicable term loans that are subject to such prepayments.
Borrowings under the Revolving Loan Facility, the Term Loan A and the Term Loan B bear interest based on the LIBOR rate or the “base rate” plus, in each case, an applicable margin. The applicable margin for the Revolving Loan Facility and the Term Loan A is determined by reference to a leverage-based pricing grid set forth in the Senior Secured Credit Facility, ranging from a maximum of 2.00% in the case of LIBOR-based loans and 1.00% in the case of Base Rate loans if the Company’s leverage ratio is greater than or equal to 4.50 to 1.00, and will step down in 0.25% increments to a minimum of 1.00% in the case of LIBOR-based loans and 0.00% in the case of Base Rate loans if the Company’s leverage ratio is less than 2.25 to 1.00. The applicable margin under the Term Loan B is 1.75% in the case of LIBOR-based loans and 0.75% in the case of Base Rate loans.
The Senior Secured Credit Facility requires the Company to comply with customary affirmative, negative and financial covenants. The Senior Secured Credit Facility requires that the Company maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio. The interest coverage ratio covenant requires that the ratio of the Company’s EBITDA for the preceding four fiscal quarters to its consolidated total interest expense for such period shall not be less than 3.00 to 1.00 for each fiscal quarter. The leverage ratio covenant requires that the ratio of the Company’s total debt to EBITDA for the preceding four fiscal quarters will not be more than 4.50 to 1.00 for each fiscal quarter provided that, following a permitted acquisition in which the consideration is at least $200,000, such maximum leverage ratio covenant shall be increased to 5.00 to 1.00 for each fiscal quarter ending in the succeeding 12-month period following such permitted acquisition. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
In addition, the commitment fee for the unused portion of revolving loan commitments made by the lenders is between 25 and 40 basis points based on the applicable commitment fee margin in effect from time to time. When the leverage ratio (as defined in the Senior Secured Credit Facility) is greater than or equal to 4.50 to 1.00, the commitment fee margin is 0.400%. When the leverage ratio is less than 4.50 to 1.00 but greater than or equal to 3.00 to 1.00, the applicable commitment fee margin is 0.300%. When the leverage ratio is less than 3.00 to 1.00, the applicable commitment fee margin is 0.250%.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to the ERISA, actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the Senior Secured Credit Facility). As of December 30, 2017 the Company was in compliance with all financial covenants.
Senior Notes Refinancing
In 2016, the Company refinanced its debt structure which reduced interest rates, increased borrowing capacity, increased the proportion of fixed rate debt and helped fund the acquisitions of Champion Europe and Hanes Australasia. The refinancing: (i) issued $900,000 aggregate principal amount of the 4.875% Senior Notes due 2026, $900,000 aggregate principal amount of the 4.625% Senior Notes due 2024, and €500,000 aggregate principal amount of the 3.5% Senior Notes due 2024; (ii) redeemed in full the Company’s 6.375% Senior Notes due 2020; and (iii) repaid a portion of the indebtedness outstanding under the Revolving Loan Facility.
The refinancing activity resulted in the incurrence of $39,523 in capitalized debt issuance costs for the new Senior Notes. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from eight to 10 years years.
4.875% Senior Notes and 4.625% Senior Notes
On May 6, 2016, the Company issued $900,000 aggregate principal amount of 4.875% Senior Notes and $900,000 aggregate principal amount of 4.625% Senior Notes (collectively, the “USD Senior Notes”), with interest payable on May 15 and November 15 of each year. The 4.875% Senior Notes will mature on May 15, 2026 and the 4.625% Senior Notes will mature on May 15, 2024. The sale of the USD Senior Notes resulted in collective net proceeds from the sale of approximately $1,773,000, which were used to repay all outstanding borrowings under the 6.375% Senior Notes and reduce the outstanding borrowings under the Revolving Loan Facility.
On or after February 15, 2026, in the case of the 4.875% Senior Notes, and February 15, 2024, in the case of the 4.625% Senior Notes, the Company may redeem all or a portion of such notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.
The USD Senior Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all of the Company’s current domestic subsidiaries. The indenture governing the USD Senior Notes limits the ability of the Company and its subsidiaries to incur liens, enter into certain sale and leaseback transactions and consolidate, merge or sell all or substantially all of their assets. The indenture also contains customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in such indenture; failure to pay certain other indebtedness; failure to pay certain final judgments; failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.
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
The 3.5% Senior Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed, subject to certain exceptions, by the Company and certain of its subsidiaries that guarantee the Company’s Euro Term Loan facility, which was paid in full in August 2016, under the Company’s Senior Secured Credit Facility. The indenture governing the 3.5% Senior Notes limits the ability of the Company and each of the guarantors of the Notes (including the Company) to

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

incur certain liens, enter into certain sale and leaseback transactions and consolidate, merge or sell all or substantially all of their assets. The indenture also contains customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in the indenture; failure to pay certain other indebtedness; certain events of bankruptcy, insolvency or reorganization; failure to pay certain final judgments; and failure of certain guarantees to be enforceable.
The 3.5% Senior Notes were issued in a transaction exempt from registration under the Securities Act and do not require disclosure of separate financial information for the guarantor subsidiaries.
Accounts Receivable Securitization Facility
The Accounts Receivable Securitization Facility provides for up to $275,000 in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and is secured by certain domestic trade receivables. Under the terms of the Accounts Receivable Securitization Facility, the Company and certain of its subsidiaries sell, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits and financial institutions that are not affiliated with the Company. The commitments of any conduits party to the Accounts Receivable Securitization Facility are funded through the issuance of commercial paper in the short-term market or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes, but the assets of Receivables LLC will be used first to satisfy the creditors of Receivables LLC, not the Company’s creditors. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to the Company maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs. In March 2017, the Company amended the Accounts Receivable Securitization Facility primarily to extend the termination date to March 2018.
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
The Accounts Receivable Securitization Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio contained from time to time in the Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the Managing Agents or their affiliates. As of December 30, 2017, the Company was in compliance with all financial covenants.
The total amount of receivables used as collateral for the credit facility was $413,046 at December 30, 2017 and is reported on the Company’s Consolidated Balance Sheet in “Trade accounts receivable, net.”

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

Australian Term A-1, Australian Term A-2, and Australian Revolver
On July 4, 2016, the Company established a floating rate AUD$200,000 Australian Term A-1 Loan Facility (the “Australian Term A-1”) with interest payable every three or six months. The Australian Term A-1 matures on July 7, 2019. In addition, on July 4, 2016 the Company established a floating rate AUD$200,000 Australian Term A-2 Loan Facility (the “Australian Term A-2”) with interest payable every three or six months. The Australian Term A-2 loan was paid off in November 2017. On July 15, 2016 the Company established the Australian Revolving Facility (the “Australian Revolver”) in the amount of AUD$65,000 with interest payable at a variable rate. The Australian Revolver will mature on July 15, 2021. The Australian Term A-1, Australian Term A-2 and Australian Revolver interest rates are based on the Bank Bill Swap Bid Rate (“BBSY”) plus an applicable margin which is driven by the Company’s debt rating.
The Australian Term A-1 and the Australian Term A-2 were issued to help fund the Hanes Australasia acquisition while the Revolver will be utilized for future working capital requirements. The Australian Term A-1, Australian Term A-2, and Australian Revolver were established under the Company’s Syndicated Facility, a joinder to the Company’s Senior Secured Credit Facility.
The Syndicated Facility Agreement requires the Company to prepay any outstanding Term Loans in connection with (i) the incurrence of certain indebtedness and (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of twelve consecutive months, with customary reinvestment provisions. The Syndicated Facility Agreement also requires the Company, and certain of its subsidiary guarantors, as applicable, to prepay any outstanding Term Loans in connection with excess cash flow, which amount will be based upon the Company’s leverage ratio during the relevant fiscal period. All such prepayments will be made on a pro rata basis under each of the applicable Term Loan Facilities that are subject to such prepayments.
Under the terms of the Syndicated Facility Agreement, the leverage ratio covenant requires that the ratio of the Company’s total debt to EBITDA for the preceding four fiscal quarters will not be more than 4.50:1.00 for each fiscal quarter provided that, following a permitted acquisition in which the consideration is at least $200,000, such maximum leverage ratio covenant shall be increased to 5.00:1.00 for each fiscal quarter in the succeeding 12-month period following such permitted acquisition.
There was not a balance or letters of credit issued and outstanding under the Australian Revolving Loan Facility at December 30, 2017, and the Company had $50,497 of borrowing availability.
European Revolving Loan Facility
On September 9, 2016, the Company established a €100,000 European Revolving Loan Facility. Proceeds from the European Revolving Loan Facility were used to refinance existing debt for Hanes Europe Innerwear and will be used for future working capital requirements. The maturity date of the European Revolving Loan Facility is September 6, 2018.
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
At December 30, 2017, the Company had $37,339 of borrowing availability, taking into account the outstanding balance at the end of the year.
Future Principal Payments
Future principal payments for all of the facilities described above are as follows: $249,589 due in 2018, $179,029 due in 2019, $42,500 due in 2020, $42,500 due in 2021, $605,000 due in 2022 and $2,874,649 due in 2023 and thereafter.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

Debt Issuance Costs
During 2017, 2016 and 2015, the Company incurred $9,130, $45,065 and $12,793, respectively, in capitalized debt issuance costs in connection with the amendments to the Senior Secured Credit Facility, the Accounts Receivable Securitization Facility, issuance of new Senior Notes, the Australian Revolving Loan Facility, the Australian Accounts Receivable Securitization Facility and the European Revolving Loan Facility. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from one to 10 years. As of December 30, 2017, the net carrying value of unamortized debt issuance costs for the revolving loan facilities, which is included in “Other Noncurrent Assets” in the Consolidated Balance Sheet, was $10,575 and the net carrying value of unamortized debt issuance costs for the remainder of the Company’s debt, is included in “Long-term debt” in the Consolidated Balance Sheet was $41,624. The Company’s debt issuance cost amortization was $10,394, $9,034 and $7,077 in 2017, 2016 and 2015, respectively.
The Company recognizes charges in the “Other expenses” line of the Consolidated Statements of Income for fees incurred in financing transactions such as refinancing, amendments and write-offs incurred in the early extinguishment of debt. In 2017, the Company recognized charges of $380 for acceleration of unamortized debt costs related to the Euro Term Loan, $1,909 for the Australian Term Loans, and $1,739 for the Refinancing of the US Term Loans. In 2016, the Company recognized charges of $873 for acceleration of unamortized debt costs related to the Euro Term Loan, which was paid in full in August 2016. In 2016, the Company recognized charges of $47,291 for the call premium and acceleration of unamortized debt costs related to the redemption of the 6.375% Senior Notes.

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
Purchase Commitments
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, production and finished goods. These agreements, typically with terms ending within a year, require total payments of $418,038 in 2018, $3,318 in 2019 and none thereafter.
Operating Leases
The Company leases certain buildings and equipment under agreements that are classified as operating leases. Rental expense under operating leases was $184,603, $132,128 and $103,621 in 2017, 2016 and 2015, respectively.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows: $137,959 in 2018, $114,326 in 2019, $97,850 in 2020, $81,390 in 2021, $65,608 in 2022 and $125,163 thereafter.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

During 2017, 2016 and 2015, the Company incurred royalty expense of approximately $100,869, $95,650 and $84,733, respectively.
Minimum amounts due under the license agreements are approximately $45,086 in 2018, $60,688 in 2019, $50,160 in 2020, $7,289 in 2021, $6,844 in 2022 and $27,596 thereafter.

(13)	Intangible Assets and Goodwill
As described in Note, “Acquisitions,” the Company acquired Alternative Apparel in October 2017, Hanes Australasia in July 2016, Champion Europe in June 2016 and GTM and Universo in September 2016, which resulted in the recognition of certain intangible assets and goodwill. In addition, during 2017, the Company elected to assign a useful life of 12 years to both the Knights Apparel and ProEdge brands and related trademarks, shifting them from indefinite lived intangible assets. As a result, beginning on January 1, 2017, the Company began amortizing these trademarks. Also, the Company elected to cease amortization of the Playtex Domestic trademark, shifting it from a useful life of 30 years to an indefinite life in 2016.
(a) Intangible Assets
The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

	Gross	Accumulated Amortization	Net Book Value
Year ended December 30, 2017:
Intangible assets subject to amortization:
Trademarks and brand names	$35,498	$24,694	$10,804
Licensing agreements	103,366	42,218	61,148
Customer and distributor relationships	172,820	42,010	130,810
Computer software	116,273	83,390	32,883
Other intangibles	2,131	397	1,734
	$430,088	$192,709	237,379
Intangible assets not subject to amortization:
Trademarks			1,089,742
Perpetual licensing agreements and other			75,736
Net book value of intangible assets			$1,402,857

	Gross	Accumulated Amortization	Net Book Value
Year ended December 31, 2016:
Intangible assets subject to amortization:
Trademarks and brand names	$28,617	$28,607	$10
Licensing agreements	102,069	33,397	68,672
Customer and distributor relationships	156,340	26,153	130,187
Computer software	88,213	68,318	19,895
Other intangibles	(1,498)	(994)	(504)
	$373,741	$155,481	218,260
Intangible assets not subject to amortization:
Trademarks			999,170
Perpetual licensing agreements			68,028
Net book value of intangible assets			$1,285,458
The amortization expense for intangible assets subject to amortization was $34,892, $22,118 and $23,737 for 2017, 2016 and 2015, respectively. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $32,096 in 2018, $32,811 in 2019, $30,465 in 2020, $27,087 in 2021 and $25,583 in 2022.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

(b) Goodwill
Goodwill and the changes in those amounts during the period are as follows:

	Innerwear	Activewear	International	Other	Total
Net book value at January 2, 2016	$431,561	$289,153	$110,377	$3,224	$834,315
Acquisition of businesses	—	2,290	285,236	—	287,526
Currency translation	—	—	(23,301)	—	(23,301)

Net book value at December 31, 2016	$431,561	$291,443	$372,312	$3,224	$1,098,540
Acquisition of businesses	—	25,248	3,351	—	28,599
Segment change	(24,708)	259	—	24,449	—
Currency translation	—	—	39,868	—	39,868

Net book value at December 30, 2017	$406,853	$316,950	$415,531	$27,673	$1,167,007

(14)	Accumulated Other Comprehensive Loss
The components of AOCI are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at January 2, 2016	$(57,675)	$6,743	$(563,759)	$219,758	$(394,933)
Amounts reclassified from accumulated other comprehensive loss	—	(3,966)	17,116	(5,030)	8,120
Current-period other comprehensive income (loss) activity	(20,384)	10,995	(59,940)	20,151	(49,178)

Balance at December 31, 2016	$(78,059)	$13,772	$(606,583)	$234,879	$(435,991)
Amounts reclassified from accumulated other comprehensive loss	—	(1,825)	19,062	(7,095)	10,142
Current-period other comprehensive income (loss) activity	34,554	(37,408)	(26,479)	15,976	(13,357)

Balance at December 30, 2017	$(43,505)	$(25,461)	$(614,000)	$243,760	$(439,206)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		December 30, 2017	December 31, 2016	January 2, 2016
Loss on foreign exchange contracts	Cost of sales	$(1,825)	$(3,966)	$(11,968)
	Income tax	225	1,543	4,655
	Net of tax	$(1,600)	$(2,423)	$(7,313)

Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	$19,062	$17,116	$14,573
	Income tax	(7,320)	(6,573)	(5,669)
	Net of tax	$11,742	$10,543	$8,904

Total reclassifications		$10,142	$8,120	$1,591

(15)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of December 30, 2017, the notional U.S. dollar equivalent of commitments to sell foreign currencies within the Company’s derivative portfolio were $584,582, consisting of contracts hedging exposures primarily related to the Australian dollar, Euro,

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

Canadian dollar, Mexican peso, and the New Zealand dollar. As of December 30, 2017, the Company did not have any commitments to purchase foreign currencies within the Company’s derivative portfolio.
As of December 31, 2016, the notional U.S. dollar equivalent of commitments to sell foreign currencies within the Company’s derivative portfolio were $451,355 consisting of contracts hedging exposures primarily related to the Euro, Australian dollar, Canadian dollar, Mexican peso, New Zealand dollar and Brazilian real. As of December 31, 2016, the Company did not have any commitments to purchase foreign currencies within the Company’s derivative portfolio.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts recognized in the Consolidated Balance Sheets of the Company were as follows:

		Fair Value
	Balance Sheet Location	December 30, 2017	December 31, 2016
Hedges	Other current assets	$1,464	$16,729
Non-hedges	Other current assets	136	4,363
Total derivative assets		$1,600	$21,092

Hedges	Accrued liabilities	$(14,750)	$(207)
Non-hedges	Accrued liabilities	(7,818)	(172)
Total derivative liabilities		$(22,568)	$(379)

Net derivative asset (liability)		$(20,968)	$20,713
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
The Company expects to reclassify into earnings during the next 12 months a net loss from AOCI of approximately $16,933.
The changes in fair value of derivatives excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income.
The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion) Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Foreign exchange contracts	$(37,408)	$10,995	$13,423

	Location of Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Year Ended
		December 30, 2017	December 31, 2016	January 2, 2016
Foreign exchange contracts	Cost of sales	$1,825	$3,966	$11,968

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
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
The effect of derivative contracts not designated as hedges on the Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income Year Ended
		December 30, 2017	December 31, 2016	January 2, 2016
Foreign exchange contracts	Selling, general and administrative expenses	$114	$12,222	$(9,271)

(16)	Fair Value of Assets and Liabilities
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
As of December 30, 2017 and December 31, 2016, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates, defined benefit pension plan investment assets, deferred compensation plan liabilities and contingent consideration resulting from the Champion Europe acquisition. The fair values of foreign exchange rate derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The fair value of the contingent consideration obligation was determined by applying a multiple of 10 times Champion Europe’s EBITDA for calendar year 2016 in excess of €18,600, as defined per the purchase agreement, as further described in Note, “Acquisitions,” to the Company’s consolidated financial statements, and was formerly categorized as Level 3 at December 31, 2016. On April 28, 2017, an initial payment of €37,820 ($41,250) was made to the sellers towards the contingent consideration liability, which represented the mutually agreed portion of the contingent consideration at said date. Upon final settlement negotiations in January 2018, management has accrued €26,430 ($31,419) at December 30, 2017 to reflect the fair

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

value of the contingent consideration to be paid in 2018. The Company no longer has to measure the contingent consideration liability fair value on a recurring basis and has removed the liability from the fair value hierarchy table at December 30, 2017. The fair values of defined benefit pension plan investments include: certain U.S. equity securities, certain foreign equity securities, cash and cash equivalents and debt securities that are determined based on quoted prices in public markets categorized as Level 1; insurance contracts that are determined based on inputs readily available in public markets or can be derived from information available in publicly quoted markets categorized as Level 2; certain U.S. equity securities, certain foreign equity securities, debt securities, insurance contracts and commodity investments measured at their net asset value, which is determined based on inputs readily available in public markets; and investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists and are measured at a net asset value. Assets valued utilizing a net asset value are not required to be classified within the fair value hierarchy. There were no changes during 2017 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.
As of December 30, 2017, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

		Assets (Liabilities) at Fair Value as of December 30, 2017
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
U.S. equity securities	$172,558	$172,558	$—	$—
Foreign equity securities	40,920	40,920	—	—
Debt securities	52,331	52,331	—	—
Cash and other	2,595	2,595	—	—
Insurance contracts	2,194	—	2,194	—
Total plan assets in the fair value hierarchy	270,598	268,404	2,194	—
Plan assets measured at net asset value:(1)
Hedge fund of funds	328,511
Foreign equity securities	109,525
Debt securities	102,531
Real estate	42,996
Commodities	18,525
Total plan assets measured at net asset value	602,088
Total plan assets	872,686

Derivative contracts:
Foreign exchange derivative contracts	1,600	—	1,600	—
Foreign exchange derivative contracts	(22,568)	—	(22,568)	—
	(20,968)	—	(20,968)	—

Deferred compensation plan liability	(52,758)	—	(52,758)	—

Total	$798,960	$268,404	$(71,532)	$—

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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

		Assets (Liabilities) at Fair Value as of December 31, 2016
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
U.S. equity securities	$147,702	$147,702	$—	$—
Foreign equity securities	33,511	33,511	—	—
Debt securities	49,128	49,128	—	—
Cash and other	2,234	2,234	—	—
Insurance contracts	3,334	—	3,334	—
Total plan assets in the fair value hierarchy	235,909	232,575	3,334	—
Plan assets measured at net asset value:(1)
Hedge fund of funds	326,298
U.S. equity securities(2)	19,848
Foreign equity securities(2)	88,933
Debt securities(2)	95,634
Real estate	42,869
Commodities(2)	17,678
Total plan assets measured at net asset value	591,260
Total plan assets	827,169

Derivative contracts:
Foreign exchange derivative contracts	21,092	—	21,092	—
Foreign exchange derivative contracts	(379)	—	(379)	—
	20,713	—	20,713	—

Champion Europe contingent consideration (3)	(42,378)	—	—	(42,378)
Deferred compensation plan liability	(51,868)	—	(51,868)	—

Total	$753,636	$232,575	$(27,821)	$(42,378)

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(2)
The Company’s presentation of fair value hierarchy table has been revised to remove certain defined benefit pension plan assets from the fair value hierarchy to reflect the use of the net asset value as a practical expedient to value these assets in order to conform with ASU 2015-07, “Fair Value Measurement (Topic 820).” This change is not material to the consolidated financial statements and does not have an impact on the Company’s financial condition, results of operations or cash flows.

(3)	The fair value of the Champion Europe contingent consideration had not changed since the date of acquisition, other than from the foreign exchange translation impact between periods.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of December 30, 2017 and December 31, 2016. The fair value of debt, which is classified as a Level 2 liability, was $4,093,229 and $3,729,270 as of December 30, 2017 and December 31, 2016 and had a carrying value of $3,993,267 and $3,732,583, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of December 30, 2017 and December 31, 2016, primarily due to the short-term nature of these instruments.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

(17)	Defined Benefit Pension Plans
At December 30, 2017, the Company’s pension plans consisted of the Hanesbrands Inc. Pension Plan, various nonqualified retirement plans and international plans, which include certain defined benefit plans acquired in connection with the purchases of Hanes Europe Innerwear and Hanes Australasia. Benefits under the Hanesbrands Inc. Pension Plan were frozen effective December 31, 2005.
The components of net periodic benefit cost and other amounts recognized in other comprehensive income of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Service cost	$2,216	$1,856	$2,478
Interest cost	40,830	42,061	49,202
Expected return on assets	(41,780)	(47,621)	(55,127)
Curtailments	154	(489)	—
Settlement cost	23	115	25
Amortization of:
Prior service cost	9	9	22
Net actuarial loss	19,053	17,052	14,551
Net periodic benefit cost	$20,505	$12,983	$11,151

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss	$15,186	$41,921	$3,813
Prior service credit (cost)	(380)	(9)	22
Total loss recognized in other comprehensive income	14,806	41,912	3,835
Total recognized in net periodic benefit cost and other comprehensive income	$35,311	$54,895	$14,986
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost in 2018 are $19,949 and $(6), respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	December 30, 2017	December 31, 2016
Benefit obligation:
Beginning of year	$1,197,189	$1,172,267
Service cost	2,216	1,856
Interest cost	40,830	42,061
Plan amendment	(370)	—
Benefits paid	(57,464)	(56,576)
Curtailments	187	(1,053)
Settlements	(688)	(2,360)
Impact of exchange rate change	9,453	(1,976)
Business combination	—	4,547
Actuarial loss	86,414	36,671
Other	(45)	1,752
End of year	1,277,722	1,197,189

Fair value of plan assets:
Beginning of year	827,169	809,217
Actual return on plan assets	94,957	24,758
Employer contributions	6,376	47,203
Benefits paid	(57,464)	(56,576)
Settlements	(688)	(2,360)
Business combination	—	4,776
Impact of exchange rate change	2,381	178
Other	(45)	(27)
End of year	872,686	827,169
Funded status	$(405,036)	$(370,020)
As most of the Company’s pension plans are frozen, the accumulated benefit obligation (“ABO”) approximates the benefit obligation. The total benefit obligation and the benefit obligation and fair value of plan assets for the Company’s pension plans with benefit obligations in excess of plan assets are as follows:

	December 30, 2017	December 31, 2016
Benefit obligation	$1,277,722	$1,197,189
Plans with benefit obligation in excess of plan assets:
Benefit obligation	1,245,844	1,167,871
Fair value of plan assets	842,168	799,191
Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	December 30, 2017	December 31, 2016
Current liabilities	$(3,663)	$(3,605)
Noncurrent liabilities	(401,749)	(366,822)
Accumulated other comprehensive loss	(618,416)	(603,610)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

Amounts recognized in accumulated other comprehensive loss consist of:

	December 30, 2017	December 31, 2016
Prior service cost	$(163)	$216
Actuarial loss	618,579	603,394
	$618,416	$603,610
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

	December 30, 2017	December 31, 2016	January 2, 2016
Net periodic benefit cost:
Discount rate	4.15%	4.43%	4.43%
Long-term rate of return on plan assets	5.21	5.80	5.61
Rate of compensation increase(1)	3.84	3.51	3.51

Plan obligations:
Discount rate	3.60%	4.15%	4.04%
Rate of compensation increase(1)	4.40	3.84	3.51

(1)
The compensation increase assumption applies to the international plans and portions of the nonqualified retirement plans, as benefits under these plans were not frozen at December 30, 2017, December 31, 2016 and January 2, 2016.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

(b) Plan Assets, Expected Benefit Payments, and Funding
The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	December 30, 2017	December 31, 2016
Asset category:
Hedge fund of funds	38%	39%
U.S. equity securities	20	20
Debt securities	18	17
Foreign equity securities	17	15
Real estate	5	5
Commodities	2	2
Insurance contracts	—	1
Cash and other	—	1
The Company’s asset strategy and primary investment objective are to maximize the principal value of the plan assets to meet current and future benefit obligations to plan participants and their beneficiaries. To accomplish this goal, the assets of the plan are broadly diversified to protect against large investment losses and to reduce the likelihood of excessive volatility of returns. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, third party investment management firms with complementary investment styles and philosophies to implement these allocations. The Company has established a target asset allocation based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical data, prospective capital market returns and forecasted liabilities of the plans. The target asset allocation approximates the actual asset allocation as of December 30, 2017. In addition to volatility protection, diversification enables the assets of the plan the best opportunity to provide adequate returns in order to meet the Company’s investment return objectives. These objectives include, over a rolling 5-year period, to achieve a total return that exceeds the required actuarial rate of return for the plan and to outperform a passive portfolio, consisting of a similar asset allocation.
The Company utilizes market data or assumptions that market participants would use in pricing the pension plan assets. At December 30, 2017, the Company had $268,404 classified as Level 1 assets, $2,194 classified as Level 2 assets and no assets classified as Level 3. At December 31, 2016, the Company had $232,575 classified as Level 1 assets, $3,334 classified as Level 2 assets and no assets classified as Level 3. The Level 1 assets consisted primarily of certain U.S. equity securities, certain foreign equity securities, certain debt securities and cash and cash equivalents. Certain foreign equity securities, debt securities, insurance contracts and commodity investments measured at their net asset value, which is determined based on inputs readily available in public markets, and investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists and are measured at a net asset value per share shall not be categorized within the fair value hierarchy. Refer to Note, “Fair Value of Assets and Liabilities,” for the Company’s complete disclosure of the fair value of pension plan assets.
Expected benefit payments are as follows: $62,043 in 2018, $64,066 in 2019, $65,179 in 2020, $69,600 in 2021, $70,444 in 2022 and $367,269 thereafter.
(c) Nonretirement Postemployment Benefit Plans
Certain of the international plans, specifically those acquired in connection with the purchases of Hanes Europe Innerwear, are in substance nonretirement postemployment benefit plans, which are future liabilities funded through future operational results of the Company. However, for purposes of consolidation, the Company is including these plans within the defined benefit reporting. At December 30, 2017 and December 31, 2016, the total amounts accrued for these plans were $52,943 and $48,330, respectively and the total expense for the years ended December 30, 2017 and December 31, 2016 was $2,778 and $1,824, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

(18)	Income Taxes
The provision for income tax computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Income before income tax expense:
Domestic	(6.6)%	(10.2)%	5.6%
Foreign	106.6	110.2	94.4
	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income tax	0.2	(0.7)	1.1
Tax on remittance of foreign earnings	0.5	9.9	9.1
Tax on remittance of foreign earnings due to U.S. tax reform	67.0	N/A	N/A
Revaluation of net deferred tax assets due to U.S. tax reform	14.3	N/A	N/A
Foreign taxes less than U.S. statutory rate	(27.4)	(38.5)	(30.8)
Employee benefits	(0.2)	(0.7)	0.4
Change in valuation allowance	0.1	1.2	2.6
Increase in unrecognized tax benefits	1.8	0.6	0.1
Release of unrecognized tax benefit reserves	(0.9)	(0.4)	(9.8)
State tax rate change	0.1	0.6	2.3
Federal and state provision to return	(2.6)	(0.7)	(0.4)
Other, net	0.2	(0.3)	(0.1)
Taxes at effective worldwide tax rates	88.1%	6.0%	9.5%
The recently enacted Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In response to the Tax Act, the SEC issued SAB 118 which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements and adjust in the period in which the estimate becomes finalized, or in circumstances where estimates cannot be made, to disclose and recognize within a one year measurement period.
Implementation of the Tax Act resulted in an approximate $72,333 charge for the revaluation of the Company’s net domestic deferred tax assets and a one-time provisional transition tax charge of approximately $359,938. Other less material provisions of the Tax Act resulted in an additional provisional charge of $2,971, which include changes regarding the deductibility of employee compensation and other items. In reaching these estimates, the Company utilized all available guidance and notices issued by the U.S. Department of the Treasury. These amounts are to be considered provisional and are not currently able to be finalized given the complexity of the underlying calculations. The Company relied upon prior year legal entity financials and return filings in the estimates of the one-time transition tax. The Company will update and conclude its accounting as additional information is obtained, which in many cases is contingent on the timing of issuance of regulatory guidance.
As of December 30, 2017, the Company is in the process of evaluating the impact of the Tax Act on its permanent reinvestment assertion. With respect to accumulated earnings of foreign subsidiaries, no additional U.S. federal income taxes or foreign withholding taxes have been provided as all accumulated earnings of foreign subsidiaries are deemed to have been remitted as part of the one-time transition tax. The Company continues to evaluate its permanent reinvestment assertion in light of the Tax Act. The accounting is expected to be completed within the one-year measurement period as allowed by SAB 118.
Finally, the Company continues to analyze the impact of provisions which will be effective in future years. Relevant to the current consolidated financial statements is the Company's selection of an accounting policy with respect to the new GILTI tax rules, and whether to account for GILTI as a periodic charge in the period it arises, or to record deferred taxes associated with the basis in the Company’s foreign subsidiaries. Due to the intricacy of this topic, the Company is still in the process of

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

investigating the implications of accounting for the GILTI tax and intends to make an accounting policy decision once additional guidance is available for assessment.
The Company has been granted income tax rates lower than statutory rates in two foreign jurisdictions through 2019. These lower rates, when compared with the countries’ statutory rates, resulted in an income tax reduction of approximately $2,800 ($0.01 per diluted share) in 2017, $1,300 (negligible impact per diluted share) in 2016 and $2,200 ($0.01 per diluted share) in 2015.
Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended December 30, 2017
Domestic	$154,751	$260,393	$415,144
Foreign	10,603	(15,098)	(4,495)
State	68,857	(6,227)	62,630
	$234,211	$239,068	$473,279

Year ended December 31, 2016
Domestic	$2,768	$34,590	$37,358
Foreign	38,257	(34,232)	4,025
State	2,083	(9,194)	(7,111)
	$43,108	$(8,836)	$34,272

Year ended January 2, 2016
Domestic	$(2,294)	$9,437	$7,143
Foreign	32,067	(10,235)	21,832
State	4,395	11,648	16,043
	$34,168	$10,850	$45,018

	Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Cash payments for income taxes	$57,882	$39,655	$23,045
Cash payments above represent cash tax payments made by the Company primarily in foreign jurisdictions.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

The deferred tax assets and liabilities at the respective year-ends were as follows:

	December 30, 2017	December 31, 2016
Deferred tax assets:
Nondeductible reserves	$1,859	$1,962
Inventories	57,857	123,507
Property and equipment	—	3,322
Bad debt allowance	7,363	6,965
Accrued expenses	14,399	20,351
Employee benefits	143,970	181,148
Tax credits	10,140	45,783
Net operating loss and other tax carryforwards	142,064	210,284
Derivatives	3,305	—
Other	17,305	20,355
Gross deferred tax assets	398,262	613,677
Less valuation allowances	(72,602)	(67,451)
Deferred tax assets	325,660	546,226

Deferred tax liabilities:
Property and equipment	4,455	—
Derivatives	—	5,103
Intangibles	120,033	121,674
Prepaids	3,932	5,728
Deferred tax liabilities	128,420	132,505
Net deferred tax assets	$197,240	$413,721
The prior year deferred balances for intangibles and net operating loss and other tax carryforwards have been revised to reflect cumulative tax amortization that should have been recorded in previous periods on certain intangibles for approximately $109,447.  The impact of not amortizing the intangibles for income tax purposes was not material to previously issued consolidated financial statements.
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
The changes in the Company’s valuation allowance for deferred tax assets are as follows:

January 3, 2015	$43,757
Charge to expenses	12,224
Charged to other accounts(1)	5,377
January 2, 2016	$61,358
Charge to expenses	6,859
Charged to other accounts(1)	(766)
December 31, 2016	$67,451
Charge to expenses	729
Charged to other accounts(1)	4,422
December 30, 2017	$72,602

(1)	Charges to other accounts include the effects of foreign currency translation and purchase accounting adjustments.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

As of December 30, 2017, the valuation allowance for deferred tax assets was $72,602, made up of $48,862 for foreign loss carryforwards, $14,679 for other foreign deferred tax assets, $9,061 for federal and state operating loss carryforwards and other federal deferred tax assets. The net change in the total valuation allowance for 2017 was $5,151 related to an increase of $11,725 for foreign loss carryforwards and other foreign deferred tax assets and a decrease of $6,574 for federal and state operating loss carryforwards and other domestic deferred tax assets.
At December 30, 2017, the Company has total net operating loss carryforwards of approximately $324,833 for foreign jurisdictions, which will expire as follows:

Fiscal Year:
2018	$8,671
2019	23,809
2020	4,435
2021	6,326
2022	2,676
Thereafter	278,916
At December 30, 2017, the Company had tax credit carryforwards totaling $10,140, which expire beginning after 2020.
At December 30, 2017, the Company had federal and state net operating loss carryforwards of approximately $12,810 and $916,529, respectively, which expire beginning after 2018.
In 2017 and 2016, the Company recognized a benefit related to the realization of unrecognized tax benefits resulting from the expiration of statutes of limitations of $4,227 and $4,146, respectively. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next 12 months due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company currently expects a reduction of approximately $4,963 for unrecognized tax benefits accrued at December 30, 2017 within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 2, 2016 (gross balance of $20,085)	$19,780
Additions based on tax positions related to the current year	4,648
Additions for tax positions of prior years	106
Reductions for tax positions of prior years	(4,838)

Balance at December 31, 2016 (gross balance of $20,688)	$19,696
Additions based on tax positions related to the current year	7,902
Additions for tax positions of prior years	36
Reductions for tax positions of prior years	(3,602)

Balance at December 30, 2017 (gross balance of $26,175)	$24,032
At December 30, 2017, the balance of the Company’s unrecognized tax benefits, which would, if recognized, affect the Company’s annual effective tax rate was $24,032. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $760 in 2017 for interest and penalties classified as income tax expense and $549 and $3,669, respectively in 2016 and 2015, for interest and penalties classified as income tax benefit in the Consolidated Statement of Income. At December 30, 2017 and December 31, 2016, the Company had a total of $4,011 and $3,251, respectively, of interest and penalties accrued related to unrecognized tax benefits.
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, the Internal Revenue Service (“IRS”) began an examination of the Company’s 2011 tax year during the fourth quarter of 2013 and of the Company’s 2012 tax year during the third quarter of 2014, both of which were completed during the third quarter of 2015. As a result in 2015, the Company recorded an income tax benefit of $56,427 due to the remeasurement of certain unrecognized tax benefits. During the fourth quarter of 2017, the Company was notified by the IRS that they would begin examining the 2015 tax year. The Company is also subject to examination by various state and international tax authorities. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the outcomes of both ongoing and future examinations for the current or prior years to ensure the

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to any potential assessments. The outcome of any one examination, some of which may conclude during the next 12 months, is not expected to have a material impact on the Company’s financial position or results of operations.

(19)	Stockholders’ Equity
The Company is authorized to issue up to 2,000,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and the Company’s Board of Directors may, without stockholder approval, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At December 30, 2017 and December 31, 2016, 360,126 and 378,687 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding.
On April 27, 2016, the Company’s Board of Directors approved a new share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved in 2007. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. During 2017, under the current repurchase program, the Company purchased 19,640 shares of the Company’s common stock at a cost of $400,017 (average price of $20.35). During 2016, under the previous repurchase program, the Company purchased 14,243 shares of the Company’s common stock at a cost of $379,901 (average price of $26.65). Since inception of the share repurchase plan approved in 2016 the Company has purchased 19,640 shares of the Company’s common stock at a cost of $400,017 (average price of $20.35). At December 30, 2017, the remaining repurchase authorization under the current share repurchase program totaled approximately 20,360 shares. The primary objective of the share repurchase program is to utilize excess cash to generate shareholder value.
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
Dividends
In 2015, the Company’s Board of Directors declared regular quarterly dividends of $0.10 per share on outstanding common stock, which were paid in 2015. On March 3, 2015, the Company effected a four-for-one stock split in the form of a 300% stock dividend to stockholders of record as of the close of business on February 9, 2015.
In 2016, the Company’s Board of Directors declared regular quarterly dividends of $0.11 per share on outstanding common stock, which were paid in 2016.
In January 2017, the Company’s Board of Directors increased the regular quarterly dividend rate to $0.15 per share on outstanding common stock. During the Company’s 2017 fiscal year, regular quarterly cash dividends of $0.15 per share were paid on March 7, 2017, June 6, 2017, September 6, 2017 and December 5, 2017.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

In February 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding common stock to be paid on March 13, 2018 to stockholders of record at the close of business on February 20, 2018.

(20)	Business Segment Information
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

	Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net sales:
Innerwear	$2,462,876	$2,543,717	$2,609,402
Activewear	1,654,278	1,601,108	1,605,423
International	2,054,664	1,531,913	1,132,637
Other	299,592	351,461	384,087
Total net sales	$6,471,410	$6,028,199	$5,731,549

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

	Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Segment operating profit:
Innerwear	$528,038	$563,905	$596,634
Activewear	227,589	224,658	245,563
International	261,411	179,917	105,515
Other	23,364	32,801	43,582
Total segment operating profit	1,040,402	1,001,281	991,294
Items not included in segment operating profit:
General corporate expenses	(89,690)	(64,995)	(106,379)
Acquisition, integration and other action-related charges	(192,752)	(138,519)	(266,060)
Amortization of intangibles	(34,892)	(22,118)	(23,737)
Total operating profit	723,068	775,649	595,118
Other expenses	(11,363)	(51,758)	(3,210)
Interest expense, net	(174,435)	(152,692)	(118,035)
Income from continuing operations before income tax expense	$537,270	$571,199	$473,873
For the year ended December 30, 2017, the Company incurred pre-tax acquisition, integration and other action-related charges of $197,904, of which $54,970 is reported in the “Cost of sales” line, $109,930 is reported in the “Selling, general and administrative expenses” line, $27,852 is reported in the “Change in fair value of contingent consideration” line, and $5,152 is reported in the “Other Expenses” line in the Consolidated Statement of Income. For the year ended December 31, 2016, the Company incurred pre-tax acquisition-related and integration charges of $185,810, of which $39,379 is reported in the “Cost of sales” line, $99,140 is reported in the “Selling, general and administrative expenses” line and $47,291 is reported in the “Other Expenses” line in the Consolidated Statement of Income. For the year ended January 2, 2016, the Company incurred pre-tax acquisition, integration and other action-related charges of $266,060, of which $62,859 is reported in the “Cost of sales” line and $203,201 is reported in the “Selling, general and administrative expenses” line in the Consolidated Statement of Income.
As part of the Hanes Europe Innerwear acquisition strategy, in 2015 the Company identified management and administrative positions that were considered non-essential and/or duplicative that have been or will be eliminated. As of December 31, 2016, the Company had accrued $32,542 for expected benefit payments related to employee termination and other benefits for affected employees. As of December 30, 2017, approximately $10,240 of benefit payments and foreign currency adjustments had been made, resulting in an ending accrual of $22,302, of which, $11,531 and $10,771, is included in the “Accrued liabilities — Other” and “Other noncurrent liabilities” lines of the Consolidated Balance Sheet, respectively.
In the first quarter of 2017, the Company approved an action to resize its U.S. corporate office workforce through separation programs affecting employees primarily in the Innerwear and Activewear segments. In 2017, the Company accrued approximately $14,671 for employee termination and other benefits in accordance with expected benefit payments, with the majority of charges reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. During 2017, there were approximately $12,049 of benefit payments resulting in an ending accrual of $2,622 included in the “Accrued liabilities — Other” line of the Consolidated Balance Sheet.
The Company closed its Nanjing, China textile plant in the first quarter of 2017 as part of a plan to realign its Asia textile production in order to better support its global commercial footprint, which has evolved over the past 10 years through major acquisitions in the United States, Europe and Australia. In 2017, the Company accrued approximately $8,534 for employee termination and other benefits in accordance with expected benefit payments for employees. The charges, along with other facility exit costs of $4,002, were reflected in the “Cost of sales” line of the Consolidated Statements of Income. During 2017, there were approximately $8,167 of benefit payments and foreign currency adjustments, resulting in an accrual of $367, which is included in the “Accrued liabilities — Other” line of the Consolidated Balance Sheet. As of December 30, 2017, the Nanjing, China textile plant, valued at $65,570, was classified as assets held for sale and reported within the “Other current assets” line of the Consolidated Balance Sheet.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

	December 30, 2017	December 31, 2016
Assets:
Innerwear	$1,578,023	$1,604,088
Activewear	872,132	874,006
International	1,275,838	1,113,972
Other	151,980	160,475
	3,877,973	3,752,541
Current assets of discontinued operations	—	45,897
Corporate(1)	3,016,802	3,132,042
Total assets	$6,894,775	$6,930,480

	Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Depreciation and amortization expense:
Innerwear	$32,000	$36,591	$38,136
Activewear	19,485	19,196	21,626
International	30,219	18,694	13,201
Other	5,891	6,576	7,203
	87,595	81,057	80,166
Corporate	34,892	22,118	23,737
Total depreciation and amortization expense	$122,487	$103,175	$103,903

	Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Additions to property, plant and equipment:
Innerwear	$21,427	$28,078	$43,170
Activewear	11,263	11,518	22,331
International	31,127	23,520	18,022
Other	3,455	4,353	9,815
	67,272	67,469	93,338
Corporate	19,736	15,930	6,037
Total additions to long-lived assets	$87,008	$83,399	$99,375

(1)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.
Sales to Wal-Mart and Target were substantially in the Innerwear and Activewear segments and represented 18% and 13% of total sales in 2017, respectively. Sales to Wal-Mart and Target represented 20% and 15% of total net sales in 2016, respectively. Sales to Wal-Mart and Target represented 23% and 15% of total net sales in 2015, respectively.
Worldwide sales by product category for Innerwear and Activewear were $4,257,877 and $2,213,533, respectively, in 2017. Worldwide sales by product category for Innerwear and Activewear were $4,112,598 and $1,915,601, respectively, in 2016. Worldwide sales by product category for Innerwear and Activewear were $3,973,645 and $1,757,904, respectively, in 2015.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

(21)	Geographic Area Information

	Years Ended or at
	December 30, 2017		December 31, 2016		January 2, 2016
	Sales	Property, Net	Sales	Property, Net	Sales	Property, Net
United States	$4,417,885	$130,029	$4,489,593	$134,119	$4,594,665	$130,235
Australia	592,285	50,671	278,298	41,970	23,073	579
France	283,959	20,937	290,698	18,776	301,010	20,777
Italy	275,047	16,941	174,095	15,405	93,667	16,785
Japan	203,521	1,547	182,307	942	119,693	867
Germany	120,236	14,102	110,748	13,649	104,311	15,573
Europe (Other)	112,408	44,608	96,381	39,189	103,911	17,242
Canada	79,420	1,289	90,585	1,093	105,869	1,196
Spain	67,475	8,453	65,207	6,818	58,824	7,464
Mexico	64,175	1,591	60,362	1,453	66,197	1,809
United Kingdom	55,290	784	32,409	825	29,484	942
Brazil	34,617	4,444	28,829	5,051	31,934	4,322
China	8,324	2,350	5,338	97,194	5,016	106,575
Central America and the Caribbean Basin	1,844	276,547	2,846	269,996	4,180	276,402
Other	154,924	49,698	120,503	45,984	89,715	49,694
	$6,471,410	$623,991	$6,028,199	$692,464	$5,731,549	$650,462
The net sales by geographic region are attributed by customer location. The property by geographic region includes assets held and used, which are recognized within the “Property, net” line of the Consolidated Balance Sheet.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(amounts in thousands, except per share data)

(22)	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
2017
Net sales	$1,380,355	$1,646,610	$1,799,270	$1,645,175	$6,471,410
Gross profit	539,531	645,902	678,457	626,661	2,490,551
Income (loss) from continuing operations	73,082	172,164	203,356	(384,611)	63,991
Income (loss) from discontinued operations	(2,465)	368	—	—	(2,097)
Net income (loss)	70,617	172,532	203,356	(384,611)	61,894
Earnings (loss) per share - basic:
Continuing operations	0.20	0.47	0.56	(1.06)	0.17
Discontinuing operations	(0.01)	—	—	—	(0.01)
Earnings (loss) per share - diluted:
Continuing operations	0.19	0.47	0.55	(1.06)	0.17
Discontinuing operations	(0.01)	—	—	—	(0.01)

2016
Net sales	$1,219,140	$1,472,731	$1,761,019	$1,575,309	$6,028,199
Gross profit	457,256	557,291	649,366	612,135	2,276,048
Income from continuing operations	80,269	128,143	172,790	155,725	536,927
Income from discontinued operations	—	—	1,068	1,387	2,455
Net income	80,269	128,143	173,858	157,112	539,382
Earnings per share - basic:
Continuing operations	0.21	0.34	0.46	0.41	1.41
Discontinuing operations	—	—	—	—	0.01
Earnings per share - diluted:
Continuing operations	0.21	0.34	0.45	0.41	1.40
Discontinuing operations	—	—	—	—	0.01