Form 10-Q
period 2018-03-31
Hanesbrands Inc.
filed 2018-05-01
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2018, there were 360,370,371 shares of the registrant’s common stock outstanding.

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
Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 30, 2017, under the caption “Risk Factors,” and available on the “Investors” section of our corporate website, www.Hanes.com/investors.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 30, 2017, particularly under the caption “Risk Factors.” We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended
	March 31, 2018	April 1, 2017
Net sales	$1,471,504	$1,380,355
Cost of sales	892,583	840,824
Gross profit	578,921	539,531
Selling, general and administrative expenses	432,863	413,102
Operating profit	146,058	126,429
Other expenses	5,761	6,545
Interest expense, net	45,763	42,137
Income from continuing operations before income tax expense	94,534	77,747
Income tax expense	15,125	4,665
Income from continuing operations	79,409	73,082
Loss from discontinued operations, net of tax	—	(2,465)
Net income	$79,409	$70,617

Earnings (loss) per share — basic:
Continuing operations	$0.22	$0.20
Discontinued operations	—	(0.01)
Net income	$0.22	$0.19

Earnings (loss) per share — diluted:
Continuing operations	$0.22	$0.19
Discontinued operations	—	(0.01)
Net income	$0.22	$0.19

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended
	March 31, 2018	April 1, 2017
Net income	$79,409	$70,617
Other comprehensive income (loss), net of tax of ($1,187) and $4,092, respectively	(11,493)	16,226
Comprehensive income	$67,916	$86,843

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2018	December 30, 2017
Assets
Cash and cash equivalents	$373,662	$421,566
Trade accounts receivable, net	874,684	903,318
Inventories	2,044,680	1,874,990
Other current assets	106,800	186,496
Total current assets	3,399,826	3,386,370
Property, net	630,669	623,991
Trademarks and other identifiable intangibles, net	1,668,876	1,402,857
Goodwill	1,282,504	1,167,007
Deferred tax assets	233,279	234,932
Other noncurrent assets	112,621	79,618
Total assets	$7,327,775	$6,894,775

Liabilities and Stockholders’ Equity
Accounts payable	$813,981	$867,649
Accrued liabilities	523,166	649,634
Notes payable	17,830	11,873
Accounts Receivable Securitization Facility	157,081	125,209
Current portion of long-term debt	165,702	124,380
Total current liabilities	1,677,760	1,778,745
Long-term debt	4,185,252	3,702,054
Pension and postretirement benefits	408,787	405,238
Other noncurrent liabilities	350,281	322,536
Total liabilities	6,622,080	6,208,573

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 360,363,608 and 360,125,894, respectively	3,604	3,601
Additional paid-in capital	277,755	271,462
Retained earnings	875,035	850,345
Accumulated other comprehensive loss	(450,699)	(439,206)
Total stockholders’ equity	705,695	686,202
Total liabilities and stockholders’ equity	$7,327,775	$6,894,775

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Quarter Ended
	March 31, 2018	April 1, 2017
Operating activities:
Net income	$79,409	$70,617
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	31,925	28,765
Amortization of debt issuance costs	2,343	2,701
Stock compensation expense	4,746	3,528
Deferred taxes and other	(2,795)	6,931
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	36,932	49,553
Inventories	(150,768)	(140,610)
Other assets	13,840	(6,775)
Accounts payable	(63,655)	(14,328)
Accrued pension and postretirement benefits	4,441	6,341
Accrued liabilities and other	(84,561)	(29,521)
Net cash from operating activities	(128,143)	(22,798)
Investing activities:
Purchases of property, plant and equipment	(19,804)	(16,049)
Proceeds from sales of assets	1,506	4,603
Acquisition of business, net of cash acquired	(334,915)	(524)
Disposition of businesses	—	37,434
Net cash from investing activities	(353,213)	25,464
Financing activities:
Borrowings on notes payable	83,920	27,893
Repayments on notes payable	(81,426)	(42,540)
Borrowings on Accounts Receivable Securitization Facility	79,449	213,539
Repayments on Accounts Receivable Securitization Facility	(47,577)	(65,274)
Borrowings on Revolving Loan Facilities	1,267,860	1,265,000
Repayments on Revolving Loan Facilities	(771,000)	(1,009,500)
Repayments on Term Loan Facilities	(10,625)	(13,594)
Repayments on International Debt	(997)	(16,226)
Share repurchases	—	(299,919)
Cash dividends paid	(54,053)	(55,875)
Payment of contingent consideration	(3,540)	—
Taxes paid related to net shares settlement of equity awards	(2,757)	(1,669)
Other	(170)	2,676
Net cash from financing activities	459,084	4,511
Effect of changes in foreign exchange rates on cash	1,186	(3,799)
Change in cash, cash equivalents and restricted cash	(21,086)	3,378
Cash and cash equivalents at beginning of year	421,566	460,245
Cash, cash equivalents and restricted cash at end of period	400,480	463,623
Less restricted cash at end of period	26,818	—
Cash and cash equivalents per balance sheet at end of period	$373,662	$463,623

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial condition and cash flows of Hanesbrands Inc., a Maryland corporation, and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. Four subsidiaries of the Company close on a day which is less than a week different than the Company’s consolidated quarter end. The difference in reporting of financial information for these subsidiaries did not have a material impact on the Company’s financial condition, results of operations or cash flows.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, a new accounting standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The new standard was effective for the Company in the first quarter of 2018 and applied using a modified retrospective method. The Company has included enhanced disclosures related to disaggregation of revenue sources and accounting policies. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows, but did result in additional disclosures. Refer to Note, “Revenue Recognition.”
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new guidance addresses the classification of debt prepayment and extinguishment costs and contingent consideration payments made after a business combination. The new standard was effective for the Company in the first quarter of 2018. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." This standard requires that restricted cash and restricted cash equivalents be included in cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The Company adopted the provisions of ASU 2016-18 in the first quarter of 2018 using the retrospective transition method. The Company did not have restricted cash in prior periods, therefore the adoption of the new guidance did not have an impact to previously reported cash flows. The Condensed Consolidated Statement of Cash Flow for the quarter ended March 31, 2018 includes restricted cash of $26,818.
Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost.” The new rules require that an employer

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

report the service cost component in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The new standard was effective for the Company in the first quarter of 2018 and applied with retrospective treatment. Accordingly, the Company reclassified $5,161 from the “Selling, general and administrative expenses” line to the “Other expenses” line within the Condensed Consolidated Statements of Income for the first quarter 2017. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The new rules eliminate the exception for an intra-entity transfer of an asset other than inventory, which aligns the recognition of income tax consequences for such transfers. The new rules require the recognition of current and deferred income taxes resulting from these transfers when the transfer occurs rather than when it is sold to an external party. The new standard was effective for the Company in the first quarter of 2018. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Definition of a Business
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The new rules provide for the application of a screen test to consider whether substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If the screen test determines this to be true, the set is not a business. The new standard was effective for the Company in the first quarter of 2018. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Stock Compensation
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The new rules provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new rules, an entity should account for the effects of a modification unless the fair value, vesting conditions and classification of the modified award are the same as the original award immediately before the original award is modified. The new standard was effective for the Company in the first quarter of 2018. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
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
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The new rules expand the hedging strategies that qualify for hedge accounting, including contractually-specified price components of a commodity purchase or sale, hedges of the benchmark rate component of the contractual coupon cash flows of fixed-rate assets and liabilities, hedges of the portion of a closed portfolio of prepayable assets and partial-term hedges of fixed-rate assets and liabilities. The new rules also allow additional time to complete hedge effectiveness testing and allow qualitative assessments subsequent to initial quantitative tests if there is a supportable expectation that the hedge will remain highly effective. The new rules will be effective for the Company in the first quarter of 2019, with early adoption permitted. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new rules allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The new rules will be effective for the Company in the first quarter of 2019. The Company is in the process of assessing the impact of the new accounting rules on the Company’s financial condition and does not expect the adoption of the new accounting rules to have an impact on the Company’s results of operations or cash flows.
Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new rules simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2020. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.

(3)	Revenue Recognition
On December 31, 2017, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”) using the modified retrospective method applied to contracts which were pending as of December 31, 2017. Financial results included in the Company’s Condensed Consolidated Statement of Income for the quarter ended March 31, 2018 are presented under Topic 606, while prior year amounts have not been restated and continue to be reported in accordance with ASC 605, “Revenue Recognition” (“Topic 605”). As a result of adopting Topic 606, the Company did not adjust opening retained earnings.
Revenue is recognized when obligations under the terms of a contract with a customer are satisfied, which occurs at a point in time, upon either shipment or delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration includes trade discounts, rebates, volume-based incentives, cooperative advertising and product returns, which are offered within contracts between the Company and its customers, employing the practical expedient for contract costs. Incidental items that are immaterial to the context of the contract are recognized as expense at the transaction date.
The following table presents the Company’s revenues disaggregated by method of purchase:

Quarter Ended
March 31, 2018
Third-party brick-and-mortar wholesale	$1,164,308
Consumer-directed	307,196
Total net sales	$1,471,504
Revenue Sources
Third-Party Brick-and-Mortar Wholesale Revenue
Third-party brick-and-mortar wholesale revenue is primarily generated through sales to retailers to support their brick-and-mortar operations. Also included within third-party brick-and-mortar wholesale revenues is revenue from royalty agreements. The Company earns royalties through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensees.
Consumer-Directed Revenue
Consumer-directed revenue is primarily generated through sales driven directly by the consumer through company-operated stores and e-commerce platforms, which include both owned sites and the sites of the Company’s retail customers.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Variable Consideration
Trade discounts and rebates
The Company provides customers with discounts and rebates that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the product revenue is recognized. The cost of these incentives is estimated using a number of factors, including historical utilization and redemption rates. The Company includes incentives offered in the form of free products in the determination of cost of sales.
Volume based incentives
Volume-based incentives involve rebates or refunds of cash that are redeemable only if the customer completes a specified number of sales transactions. Under these incentive programs, the Company estimates the anticipated rebate to be paid and allocates a portion of the estimated cost of the rebate to each underlying sales transaction with the customer.
Cooperative advertising
Under cooperative advertising arrangements, the Company agrees to reimburse the retailer for a portion of the costs incurred by the retailer to advertise and promote certain of the Company’s products. The Company recognizes the cost of cooperative advertising programs in the period in which the advertising and promotional activity takes place.
Product returns
The Company generally offers customers a limited right of return for a purchased product. The Company estimates the amount of its product sales that may be returned by its customers and records this as a reduction of revenue in the period the related product revenue is recognized.
For all variable consideration, where appropriate, the Company estimates the amount using the expected value, which takes into consideration historical experience, current contractual requirements, specific known market events and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the customer is entitled based on the terms of the contracts.

(4)	Acquisitions
Bras N Things
On February 12, 2018, the Company acquired 100% of the outstanding equity of BNT Holdco Pty Limited (“Bras N Things”) for a total purchase price of A$498,236 (US$391,572), which includes a cash payment of A$428,956 (US$337,123), an indemnification escrow of A$35,000 (US$27,507) and assumed debt of A$34,280 (US$26,942). U.S. dollar equivalents are based on acquisition date exchange rates. The Company funded the acquisition with a combination of short-term borrowings under its Revolving Loan Facility and cash on hand. The A$35,000 indemnification escrow is held in a retention account for a period of 18 months after the date of the acquisition to secure indemnification claims or other obligations of the sellers under the purchase agreement. The remaining balance of the indemnification escrow, including interest earned, if any, will be paid to the sellers at the end of the 18 month period. The indemnification escrow, held in one of the Company’s bank accounts, is recognized and classified as restricted cash and included in the “Other noncurrent assets” line of the Condensed Consolidated Balance Sheet as of March 31, 2018.
Bras N Things contributed net revenues of $16,137 and pretax earnings of $3,178 (excluding acquisition and integration related charges of approximately $936) since the date of acquisition. The results of operations of Bras N Things have been included in the Company’s condensed consolidated financial statements since the date of acquisition and are reported as part of the International segment.
Bras N Things is a leading intimate apparel retailer and e-commerce business in Australia, New Zealand and South Africa. Bras N Things sells proprietary bras, panties and lingerie sets through a retail network of approximately 170 stores and an e-commerce platform. The Company believes this acquisition will create opportunities for expansion of the Bras N Things’ consumer-directed sales model. Factors that contribute to the amount of goodwill recognized for the acquisition include the value of entry into the outlet store sector, expansion of online presence, including the third-party marketplace and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The Bras N Things trademark and brand name, which management believes to have an indefinite life, has been valued at $275,071. Amortizable intangible assets have been assigned values of $2,358 for noncompete agreements and $785 for customer lists. Noncompete agreements are being amortized over one year and the customer list is being amortized over three years.
The Company is still in the process of valuing the assets acquired and liabilities assumed. The allocation of purchase price is preliminary and subject to change. Accordingly, adjustments may be made to the values of the acquired assets and assumed liabilities as additional information is obtained about the facts and circumstances which existed at the acquisition date. The acquired assets and liabilities as of the date of acquisition (February 12, 2018) include the following:

Cash and cash equivalents	$2,765
Accounts receivable, net	197
Inventories	10,110
Other current assets	1,637
Property, net	12,417
Trademarks and other identifiable intangibles	278,214
Deferred tax assets and other noncurrent assets	2,539
Total assets acquired	307,879
Accounts payable	4,929
Accrued liabilities and other	16,339
Deferred tax liabilities and other noncurrent liabilities	7,663
Total liabilities assumed	28,931
Net assets acquired	278,948
Goodwill	112,624
Total purchase price	$391,572
Total purchase price of the Bras N Things acquisition consisted of the following components:

Cash consideration paid	$337,123
Indemnification escrow asset	27,507
Debt assumed	26,942
Total purchase price	$391,572
Unaudited pro forma results of operations for the Company are presented below for the quarters ending March 31, 2018 and April 1, 2017, assuming that the acquisition of Bras N Things had occurred on January 1, 2017. Pro forma operating results for the quarter ended April 1, 2017 include expenses totaling $1,129, for acquisition-related adjustments primarily related to inventory and intangible assets.

	Quarter Ended
	March 31, 2018	April 1, 2017
Net sales	$1,501,315	$1,427,069
Net income from continuing operations	82,641	78,764
Earnings per share from continuing operations:
Basic	$0.23	$0.21
Diluted	0.23	0.21
Champion Europe
In 2016, the Company acquired 100% of Champion Europe S.p.A. (“Champion Europe”), in an all-cash transaction valued at €220,751 (US$245,554) on an enterprise value basis, less working capital adjustments as defined in the purchase agreement, which included an estimated contingent consideration of €40,700 (US$45,277). The final contingent consideration for the Champion Europe acquisition was determined to be €64,250 (US$73,738), of which €37,820 (US$41,250) was paid in

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

April 2017 and €26,430 (US$32,488) was paid in February 2018. U.S. dollar equivalents are based on acquisition date or payment date exchange rates, as applicable.

(5)	Stockholders’ Equity
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method.
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended
	March 31, 2018	April 1, 2017
Basic weighted average shares outstanding	361,882	373,218
Effect of potentially dilutive securities:
Stock options	1,067	1,640
Restricted stock units	335	385
Employee stock purchase plan and other	7	8
Diluted weighted average shares outstanding	363,291	375,251
For the quarters ended March 31, 2018 and April 1, 2017, no options were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the quarter ended March 31, 2018, no restricted stock units were excluded from the diluted earnings per share calculation, and for the quarter ended April 1, 2017, 42 restricted stock units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.
For the quarters ended March 31, 2018 and April 1, 2017, the Company declared cash dividends of $0.15 per share.
On April 24, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding shares of common stock to be paid on June 5, 2018 to stockholders of record at the close of business on May 15, 2018.
On April 27, 2016, the Company’s Board of Directors approved the current share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The Company did not repurchase any shares during the quarter ended March 31, 2018. For the quarter ended April 1, 2017, the Company repurchased 14,696 shares at a weighted average purchase price of $20.39 per share. The shares were repurchased at a total cost of $299,919. At March 31, 2018, the remaining repurchase authorization totaled 20,360 shares. The program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

(6)	Inventories
Inventories consisted of the following:

	March 31, 2018	December 30, 2017
Raw materials	$135,327	$129,287
Work in process	213,029	226,659
Finished goods	1,696,324	1,519,044
	$2,044,680	$1,874,990

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(7)	Debt
Debt consisted of the following:

	Interest Rate as of March 31, 2018	Principal Amount		Maturity Date
		March 31, 2018	December 30, 2017
Senior Secured Credit Facility:
Revolving Loan Facility	3.24%	$457,000	$—	December 2022
Term Loan A	3.23%	740,625	750,000	December 2022
Term Loan B	3.63%	498,750	500,000	December 2024
Australian Term A-1	3.22%	133,323	135,826	July 2019
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	615,460	599,649	June 2024
European Revolving Loan Facility	1.50%	123,092	81,539	September 2018
Accounts Receivable Securitization Facility	2.54%	157,081	125,209	March 2019
Other International Debt	Various	23,074	1,044	Various
		4,548,405	3,993,267
Less long-term debt issuance cost		40,370	41,624
Less current maturities		322,783	249,589
		$4,185,252	$3,702,054
As of March 31, 2018, the Company had $538,915 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account outstanding borrowings and $4,085 of standby and trade letters of credit issued and outstanding under this facility. The Company also had $42,919 of borrowing availability under the Accounts Receivable Securitization Facility, $49,805 of borrowing availability under the Australian Revolving Loan Facility, no borrowing availability under the European Revolving Loan Facility and $111,713 of borrowing availability under other international lines of credit after taking into account outstanding borrowings and letters of credit outstanding under the applicable facility.
In March 2018, the Company amended the Accounts Receivable Securitization Facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment primarily extended the maturity date to March 2019.
As of March 31, 2018, the Company was in compliance with all financial covenants under its credit facilities.

(8)	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 30, 2017	$(43,505)	$(25,461)	$(614,000)	$243,760	$(439,206)
Amounts reclassified from accumulated other comprehensive loss	—	1,665	3,067	(1,480)	3,252
Current-period other comprehensive income (loss) activity	(13,330)	(1,708)	—	293	(14,745)

Balance at March 31, 2018	$(56,835)	$(25,504)	$(610,933)	$242,573	$(450,699)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarter Ended
		March 31, 2018	April 1, 2017
Gain (loss) on foreign exchange contracts	Cost of sales	$(1,665)	$298
	Income tax	302	(113)
	Net of tax	(1,363)	185
Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	(3,067)	(4,810)
	Income tax	1,178	1,847
	Net of tax	(1,889)	(2,963)

Total reclassifications		$(3,252)	$(2,778)

(9)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of March 31, 2018, the notional U.S. dollar equivalent of the Company’s derivative portfolio was $665,122, primarily consisting of contracts hedging exposures to the Euro, Australian dollar, Canadian dollar and Mexican peso.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		March 31, 2018	December 30, 2017
Hedges	Other current assets	$1,990	$1,464
Non-hedges	Other current assets	181	136
Total derivative assets		2,171	1,600

Hedges	Accrued liabilities	(11,421)	(14,750)
Non-hedges	Accrued liabilities	(6,611)	(7,818)
Total derivative liabilities		(18,032)	(22,568)

Net derivative liability		$(15,861)	$(20,968)
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
The Company expects to reclassify into earnings during the next 12 months a net loss from AOCI of approximately $18,534.
The ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Cost of sales” line in the Condensed Consolidated Statements of Income.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Loss Recognized in AOCI (Effective Portion)
	Quarter Ended
	March 31, 2018	April 1, 2017
Foreign exchange contracts	$(1,708)	$(18,114)

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Quarter Ended
		March 31, 2018	April 1, 2017
Foreign exchange contracts	Cost of sales	$(1,665)	$298
Mark to Market Hedges
A derivative used as a hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item is designated a mark to market hedge. The Company uses foreign exchange derivative contracts as economic hedges against the impact of foreign exchange fluctuations on existing accounts receivable and payable balances and intercompany lending transactions denominated in foreign currencies. Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. These contracts are not designated as hedges under the accounting standards and are recorded at fair value in the Condensed Consolidated Balance Sheets. Any gains or losses resulting from changes in fair value are recognized directly into earnings. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities.
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarter Ended
		March 31, 2018	April 1, 2017
Foreign exchange contracts	Cost of sales	$9,100	$—
Foreign exchange contracts	Selling, general and administrative expenses	303	(4,264)
Total		$9,403	$(4,264)

(10)	Fair Value of Assets and Liabilities
As of March 31, 2018, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates and deferred compensation plan liabilities. The fair values of foreign exchange rate derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

There were no changes during the quarter ended March 31, 2018 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers into or out of Level 1, Level 2 or Level 3 during the quarter ended March 31, 2018. As of and during the quarter ended March 31, 2018, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of March 31, 2018
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts - assets	$2,171	$—	$2,171	$—
Foreign exchange derivative contracts - liabilities	(18,032)	—	(18,032)	—
	(15,861)	—	(15,861)	—
Deferred compensation plan liability	(45,082)	—	(45,082)	—
Total	$(60,943)	$—	$(60,943)	$—

	Assets (Liabilities) at Fair Value as of December 30, 2017
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts - assets	$1,600	$—	$1,600	$—
Foreign exchange derivative contracts - liabilities	(22,568)	—	(22,568)	—
	(20,968)	—	(20,968)	—
Deferred compensation plan liability	(52,758)	—	(52,758)	—
Total	$(73,726)	$—	$(73,726)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of March 31, 2018 and December 30, 2017. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $29,049 and $26,096 as of March 31, 2018 and December 30, 2017, respectively. The fair value of debt, which is classified as a Level 2 liability, was $4,562,178 and $4,093,229 as of March 31, 2018 and December 30, 2017, respectively. Debt had a carrying value of $4,548,405 and $3,993,267 as of March 31, 2018 and December 30, 2017, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of March 31, 2018 and December 30, 2017, primarily due to the short-term nature of these instruments.

(11)	Income Taxes
The Company’s effective income tax rate for continuing operations was 16% and 6% for the quarters ended March 31, 2018 and April 1, 2017, respectively. The higher effective income tax rate for the quarter ended March 31, 2018 compared to the quarter ended April 1, 2017 was primarily due to certain provisions of the Tax Cuts and Jobs Act (the “Tax Act”), specifically the base-broadening provision which imposed a new minimum tax on global intangible low-tax income (“GILTI”), as well as a discrete charge of $3,723 resulting from a tax law change in foreign a jurisdiction.
The recently enacted Tax Act significantly revised U.S. corporate income tax law by, among other things, reducing the federal income tax rate to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In response to the Tax Act, the SEC issued Staff Accounting Bulletin No.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

118 (“SAB 118”) which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements, or in circumstances where estimates cannot be made, to disclose and recognize at a later date.
As of March 31, 2018, the Company is in the process of evaluating the impact of the Tax Act on being partially reinvested with respect to prior year undistributed earnings. A provisional charge of $1,457 was recognized in the quarter ending March 31, 2018 for actual and planned distributions; however, the Company is continuing to evaluate the overall impact of its partial permanent reinvestment assertion. For the year ended December 30, 2017, the Company included in its financial statements provisional charges for the revaluation of the Company’s net domestic deferred tax assets, a one-time charge for the deemed repatriation of historic unremitted earnings, as well as other less material provisions of the Tax Act. There were no additional changes to the provisional amounts recorded as of the year ended December 30, 2017. The accounting is expected to be completed and disclosed within the one-year measurement period as allowed by SAB 118.
For the quarter ended March 31, 2018, the Company recorded a liability for an unrecognized tax benefit of $17,643, related to the acquisition of Bras N Things, as part of purchase accounting.
During the quarter ended March 31, 2018, the Company finalized its accounting policy decision with respect to the new GILTI tax rules, and has concluded that GILTI will be treated as a periodic charge in the year in which it arises, and will not record deferred taxes for the basis associated with GILTI earnings.

(12)	Discontinued Operations
As part of the Company’s acquisition of Hanes Australasia in 2016, the Company acquired Hanes Australasia’s legacy Dunlop Flooring and Tontine Pillow businesses. The Company concluded that these businesses were not a strategic fit; therefore, the decision was made to divest the businesses.
In February 2017, the Company sold its Dunlop Flooring business for A$34,564 (US$26,219) in net cash proceeds at the time of sale, with an additional A$1,334 (US$1,012) of proceeds received in April 2017 related to a working capital adjustment, resulting in a pre-tax loss of A$2,715 (US$2,083). U.S. dollar equivalents are based on exchange rates on the date of the sale transaction. The Dunlop Flooring business was reported as part of discontinued operations since the date of acquisition.
In March 2017, the Company sold its Tontine Pillow business for A$13,500 (US$10,363) in net cash proceeds at the time of sale. A working capital adjustment of A$966 (US$742) was paid to the buyer in April 2017, resulting in a net pre-tax gain of A$2,415 (US$1,856). U.S. dollar equivalents are based on exchange rates on the date of the sale transaction. The Tontine Pillow business was reported as part of discontinued operations since the date of acquisition.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(13)	Business Segment Information
The Company’s operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of the Company’s U.S. value-based (“outlet”) stores and U.S. hosiery business.
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

The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, acquisition, integration and other action-related charges and amortization of intangibles. In the first quarter of 2018, the Company eliminated the allocation of certain corporate overhead selling, general and administrative expenses related to the legal, human resources, information technology, finance and real estate departments to the segments, in order to reflect the manner in which the business is managed and results are reviewed by the chief executive officer, who is the Company’s chief operating decision maker. Prior year segment operating profit disclosures have been revised to conform to the current year presentation. The accounting policies of the segments are consistent with those described in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 30, 2017.

	Quarter Ended
	March 31, 2018	April 1, 2017
Net sales:
Innerwear	$491,078	$505,190
Activewear	346,125	327,343
International	569,887	477,398
Other	64,414	70,424
Total net sales	$1,471,504	$1,380,355

	Quarter Ended
	March 31, 2018	April 1, 2017
Segment operating profit:
Innerwear	$101,419	$116,622
Activewear	38,287	43,350
International	77,061	52,662
Other	2,627	2,628
Total segment operating profit	219,394	215,262
Items not included in segment operating profit:
General corporate expenses	(44,531)	(43,281)
Acquisition, integration and other action-related charges	(19,617)	(38,367)
Amortization of intangibles	(9,188)	(7,185)
Total operating profit	146,058	126,429
Other expenses	(5,761)	(6,545)
Interest expense, net	(45,763)	(42,137)
Income from continuing operations before income tax expense	$94,534	$77,747

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

For the quarter ended March 31, 2018, the Company incurred acquisition, integration and other action-related charges that impact operating profit of $19,617, of which $10,753 is reported in the “Cost of sales” line and $8,864 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended April 1, 2017, the Company incurred acquisition-related and integration charges of $38,367, of which $15,475 is reported in the “Cost of sales” line and $22,892 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
As part of the Hanes Europe Innerwear acquisition strategy, in 2015 the Company identified management and administrative positions that were considered non-essential and/or duplicative that have or will be eliminated. As of December 30, 2017, the Company had accrued $22,302 for expected benefit payments related to employee termination and other benefits for affected employees. During the quarter ended March 31, 2018, there were $2,513 of benefit payments and foreign currency adjustments, resulting in an ending accrual of $19,789, of which, $9,645 and $10,144, is included in the “Accrued liabilities” and “Other noncurrent liabilities” lines of the Condensed Consolidated Balance Sheet, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 30, 2017, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 30, 2017.
Overview
We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bonds, Maidenform, DIM, Bali, Playtex, JMS/Just My Size, Nur Die/Nur Der, L’eggs, Lovable, Wonderbra, Berlei, Gear for Sports, Alternative and Bras N Things. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery.
Our operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. In the first quarter of 2018, we eliminated the allocation of certain corporate overhead selling, general and administrative expenses related to the legal, human resources, information technology, finance and real estate departments to the segments, in order to reflect the manner in which the business is managed and results are reviewed by the chief executive officer, who is our chief operating decision maker. Prior year segment operating profit disclosures have been revised to conform to the current year presentation.
Highlights from the First Quarter Ended March 31, 2018
Key financial highlights are as follows:

•	Total net sales in the first quarter of 2018 were $1.47 billion, compared with $1.38 billion in the same period of 2017, representing a 7% increase.

•
Operating profit increased 16% to $146 million in the first quarter of 2018, compared with $126 million in the same period of 2017. As a percentage of sales, operating profit was 9.9% in the first quarter of 2018 compared to 9.2% in the same period of 2017. Included within operating profit for both the first quarter of 2018 and 2017 were acquisition, integration and other action-related charges of $20 million and $38 million, respectively.

•	Diluted earnings per share from continuing operations increased 16% to $0.22 in the first quarter of 2018, compared with $0.19 in the same period of 2017.

•
We acquired BNT Holdco Pty Limited (“Bras N Things”) on February 12, 2018 for a total purchase price of A$498 million. Bras N Things is a leading intimate apparel retailer and e-commerce business in Australia, New Zealand and South Africa. Bras N Things sells proprietary bras, panties and lingerie sets through a retail network of approximately 170 stores and an e-commerce platform. We believe this acquisition will create opportunities for expansion of the Bras N Things consumer-directed model.

Outlook
We expect 2018 net sales of $6.72 billion to $6.82 billion.
Interest and other expenses are expected to be approximately $207 million, combined.
We estimate our 2018 full-year tax rate of approximately 16%.
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
Condensed Consolidated Results of Operations — First Quarter Ended March 31, 2018 Compared with First Quarter Ended April 1, 2017

	Quarter Ended
	March 31, 2018	April 1, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,471,504	$1,380,355	$91,149	6.6%
Cost of sales	892,583	840,824	51,759	6.2
Gross profit	578,921	539,531	39,390	7.3
Selling, general and administrative expenses	432,863	413,102	19,761	4.8
Operating profit	146,058	126,429	19,629	15.5
Other expenses	5,761	6,545	(784)	(12.0)
Interest expense, net	45,763	42,137	3,626	8.6
Income from continuing operations before income tax expense	94,534	77,747	16,787	21.6
Income tax expense	15,125	4,665	10,460	224.2
Income from continuing operations	79,409	73,082	6,327	8.7
Loss from discontinued operations, net of tax	—	(2,465)	2,465	NM
Net income	$79,409	$70,617	$8,792	12.5%
Net Sales
Net sales increased 7% during the first quarter of 2018 primarily due to the following:

•	Acquisition of Bras N Things in 2018 and Alternative Apparel in 2017, which added incremental net sales of approximately $32 million in the first quarter of 2018;

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign currency and businesses acquired within 12 months, increased approximately 1% in the quarter driven by international, Champion and online sales growth, offset in part by declines in our Hanes activewear business, hosiery and slower traffic at our outlet stores; and

•	Favorable impact of foreign exchange rates in our International businesses of approximately $45 million.
Gross Profit
Gross profit as a percentage of sales was 39.3%, an increase from prior year of approximately 20 basis points. The gross margin increase was attributable to a higher mix of international sales, which carry higher gross margins, and lower acquisition-related and integration charges, offset in part by higher input costs. Included in gross profit in the first quarters of 2018 and 2017 are charges of approximately $11 million and $15 million, respectively, related to acquisition, integration and other action-related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 29.4% for the first quarter of 2018 compared to 29.9% in the same period of 2017. Included in selling, general and administrative expenses were charges of approximately $9 million and $23 million of acquisition, integration and other action-related costs for the first quarters of 2018 and 2017, respectively. Selling, general and administrative expenses, as a percentage of net sales, decreased slightly due to lower acquisition, integration and other action-related costs for the first quarter of 2018 compared to the first quarter of 2017, cost savings realized from the corporate headcount reduction efforts in 2017, offset partially by higher distribution expenses from short term labor inefficiencies, increased media investment and higher proportionate of selling, general and administrative costs at our recently acquired businesses.
Other Highlights
Interest Expense – higher by approximately $4 million in the first quarter of 2018 compared to the first quarter of 2017 driven by higher debt balances. Our weighted average interest rate on our outstanding debt was 3.75% during the first quarter of 2018, compared to 3.74% in the first quarter of 2017.
Income Tax Expense – our effective income tax rate was 16% and 6% for the first quarters of 2018 and 2017, respectively. The higher tax rate in 2018 compared to the same period of 2017 is primarily due to certain provisions of the Tax Act, specifically the base-broadening provision which imposed a new minimum tax on global intangible low-tax income (“GILTI”), as well as a discrete charge of approximately $4 million resulting from a tax law change in foreign a jurisdiction.
Operating Results by Business Segment — First Quarter Ended March 31, 2018 Compared with First Quarter Ended April 1, 2017

	Net Sales		Operating Profit
	Quarter Ended		Quarter Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(dollars in thousands)
Innerwear	$491,078	$505,190	$101,419	$116,622
Activewear	346,125	327,343	38,287	43,350
International	569,887	477,398	77,061	52,662
Other	64,414	70,424	2,627	2,628
Corporate	—	—	(73,336)	(88,833)
Total	$1,471,504	$1,380,355	$146,058	$126,429

Innerwear

	Quarter Ended
	March 31, 2018	April 1, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$491,078	$505,190	$(14,112)	(2.8)%
Segment operating profit	101,419	116,622	(15,203)	(13.0)
Segment operating margin	20.7%	23.1%
Innerwear net sales decreased in both our basics and intimates businesses, despite strong online sales growth. Net sales in our basic apparel decreased approximately 1% compared to the same period a year ago. Within our basics business, strength in our sock and children’s underwear businesses was more than offset by declines in our other product categories. Net sales across our intimate apparel businesses decreased approximately 7%, primarily driven by decreased sales within the mass merchant channel. In addition, mid-tier and department store door closures continue to affect the intimates business.
Innerwear operating margin was 20.7%, representing approximately 240 basis point reduction from the same period a year ago. Operating margins declined due to the impact from higher raw material costs and lower sales volume, which was partially offset by lower selling, general and administrative expenses as a result of our prior year’s corporate headcount reduction efforts.
Activewear

	Quarter Ended
	March 31, 2018	April 1, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$346,125	$327,343	$18,782	5.7%
Segment operating profit	38,287	43,350	(5,063)	(11.7)
Segment operating margin	11.1%	13.2%
Activewear net sales increased as a result of our acquisition of Alternative Apparel in 2017, which contributed incremental net sales of $16 million, as well as approximately 1% increase in net sales among our other activewear businesses. Core Champion sales, which we define as Champion sales outside of the mass retail channel, were up in excess of 50% in the quarter driven by strong consumer demand, space gains in the sports specialty channels and growth in the online channel. Core Champion sales more than offset the decline in the Champion mass business, which we believe is mature, and the decline in our Hanes activewear business, within the mass retail channel, due to space constraints.
Activewear operating margin was 11.1%, representing approximately 210 basis point reduction from prior year. Operating margin decreased primarily due to higher raw material costs, higher distribution costs driven by labor inefficiencies and higher proportion of selling, general and administrative expenses from our recently acquired business, which were partially offset by favorable product mix and cost savings associated with prior year’s corporate headcount reduction efforts.
International

	Quarter Ended
	March 31, 2018	April 1, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$569,887	$477,398	$92,489	19.4%
Segment operating profit	77,061	52,662	24,399	46.3
Segment operating margin	13.5%	11.0%
Net sales in the International segment were higher as a result of the following:

•	Our acquisition of Bras N Things in the first quarter of 2018, which contributed incremental net sales of approximately $16 million;

•	Increased net sales driven by our global Champion sales growth, primarily in the Europe and Asia markets; and

•	Favorable impact of foreign currency exchange rates of approximately $45 million.

International operating margin was 13.5%, an increase of approximately 250 basis points from prior year. Operating margin increased primarily due to scale efficiencies, favorable mix, coupled with the continued realization of acquisition synergies.
Other

	Quarter Ended
	March 31, 2018	April 1, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$64,414	$70,424	$(6,010)	(8.5)%
Segment operating profit	2,627	2,628	(1)	—
Segment operating margin	4.1%	3.7%
Other net sales were lower as a result of continued declines in hosiery sales within the U.S. and slower traffic at our outlet stores. Operating margin increased slightly due to continued cost savings efforts.
Corporate
Corporate expenses included certain administrative costs and acquisition, integration and other action-related charges. Acquisition, integration and other action-related costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, information technology costs and similar charges.

	Quarter Ended
	March 31, 2018	April 1, 2017
	(dollars in thousands)
Acquisition, integration and other action-related costs:
Hanes Europe Innerwear	$8,576	$19,878
Hanes Australasia	6,092	12,008
Champion Europe	1,880	1,168
Bras N Things	1,245	—
Smaller acquisitions and other action-related costs	1,824	5,313
Total acquisition, integration and other action-related costs	$19,617	$38,367
Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
Our primary sources of liquidity are cash generated by operations and availability under our revolving credit facility (the “Revolving Loan Facility”), our senior secured credit facility (the “Senior Secured Credit Facility”), our accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) and our international loan facilities.
We had the following borrowing capacity and availability under our credit facilities as of March 31, 2018:

	As of March 31, 2018
	Borrowing Capacity	Borrowing Availability
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility	$1,000,000	$538,915
Australian Revolving Loan Facility	49,805	49,805
European Revolving Loan Facility	123,092	—
Accounts Receivable Securitization Facility	200,000	42,919
Other international credit facilities	145,581	111,713
Total liquidity from credit facilities	$1,518,478	$743,352

At March 31, 2018, we had $374 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, typically in the second half of the year, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
The following have impacted or may impact our liquidity:

•	we have principal and interest obligations under our debt;

•	we acquired Bras N Things in February 2018 and Alternative Apparel in October 2017 and we may pursue additional strategic business acquisitions in the future;

•	we expect to continue to invest in efforts to accelerate worldwide omnichannel and global growth initiatives, as well as marketing and brand building;

•	contributions to our pension plans;

•	our Board of Directors has authorized a regular quarterly dividend; and

•	our Board of Directors has authorized share repurchases.
Dividends
In January 2018, our Board of Directors declared a regular quarterly dividend of $0.15 per share, which was paid in March 2018. On April 24, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding shares of common stock to be paid on June 5, 2018 to stockholders of record at the close of business on May 15, 2018.
Share Repurchase Program
In April 2016, our Board of Directors approved the current share repurchase program for up to 40 million shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. We did not repurchase any shares during the quarter ended March 31, 2018. For the quarter ended April 1, 2017 we repurchased approximately 15 million shares at a weighted average purchase price of $20.39. The shares were repurchased at a total cost of $300 million. At March 31, 2018, the remaining repurchase authorization totaled approximately 20 million shares. The program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time at our discretion.
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
There have been no significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended December 30, 2017.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the quarters ended March 31, 2018 and April 1, 2017 was derived from our condensed consolidated financial statements.

	Quarter Ended
	March 31, 2018	April 1, 2017
	(dollars in thousands)
Operating activities	$(128,143)	$(22,798)
Investing activities	(353,213)	25,464
Financing activities	459,084	4,511
Effect of changes in foreign currency exchange rates on cash	1,186	(3,799)
Change in cash, cash equivalents and restricted cash	(21,086)	3,378
Cash and cash equivalents at beginning of year	421,566	460,245
Cash, cash equivalents and restricted cash at end of period	400,480	463,623
Less restricted cash at end of period	26,818	—
Cash and cash equivalents per balance sheet at end of period	$373,662	$463,623
Operating Activities
Our overall liquidity is primarily driven by our cash flow from operations, which is dependent on net income, as well as changes in our working capital. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to prior year, the higher net cash used by operating activities is due to the final Champion Europe contingent consideration payment in the first quarter of 2018, longer sales receivable collection period in the current year driven by increased international sales and a previously disclosed one-time accounts payable benefit in the prior period related to an extension of our payment terms.
Investing Activities
The increased net cash used by investing activities is primarily the result of the acquisition of Bras N Things in the first quarter of 2018 and an increased capital investment into our business to support our global growth. Cash received from investing activities in first quarter of 2017 was driven by the dispositions of the Dunlop Flooring and Tontine Pillow businesses which were acquired in conjunction with the Hanes Australasia acquisition.
Financing Activities
The increased net cash from financing activities was primarily the result of less cash outflows for shares repurchases and higher borrowings on our loan facilities in the first quarter of 2018 as compared to the same period of 2017.
Financing Arrangements
In March 2018, we amended the Accounts Receivable Securitization Facility. This amendment primarily extended the maturity date to March 2019.
As of March 31, 2018, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with these covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2017 or other SEC filings could cause noncompliance.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” to our financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2017.
The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 30, 2017. There have been no material changes in these policies from those described in our Annual Report on Form 10-K for the year ended December 30, 2017.
Recently Issued Accounting Pronouncements
For a summary of recently issued accounting pronouncements, see Note, “Recent Accounting Pronouncements” to our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 30, 2017.

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
The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.

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

2.2
Share Purchase Agreement, dated February 2, 2018, between HBI Australia Acquisition Co Pty Limited, Hanesbrands Inc., Brett Blundy, Ray Itaoui and the individual sellers listed therein (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2018).

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

4.1	Supplemental Indenture No. 5 (to Indenture dated June 3, 2016), dated as of February 20, 2018, among Hanesbrands Finance Luxembourg S.C.A., Alternative Apparel, Inc. and U.S. Bank Trustees Limited.

10.1	Separation and Release Agreement dated as of December 31, 2017 by and between Hanesbrands Inc. and Richard A. Noll.*

31.1	Certification of Gerald W. Evans, Jr., Chief Executive Officer.

31.2	Certification of Barry A. Hytinen, Chief Financial Officer.

32.1	Section 1350 Certification of Gerald W. Evans, Jr., Chief Executive Officer.

32.2	Section 1350 Certification of Barry A. Hytinen, Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document
* Management contract or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ Barry A. Hytinen
Barry A. Hytinen Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: May 1, 2018