Form 10-Q
period 2018-06-30
Hanesbrands Inc.
filed 2018-08-02
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2018, there were 360,507,281 shares of the registrant’s common stock outstanding.

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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$1,715,443	$1,646,610	$3,186,947	$3,026,965
Cost of sales	1,055,487	1,000,708	1,948,070	1,841,532
Gross profit	659,956	645,902	1,238,877	1,185,433
Selling, general and administrative expenses	439,893	412,197	872,756	825,299
Operating profit	220,063	233,705	366,121	360,134
Other expenses	6,570	6,422	12,331	12,967
Interest expense, net	48,430	44,130	94,193	86,267
Income from continuing operations before income tax expense	165,063	183,153	259,597	260,900
Income tax expense	24,430	10,989	39,555	15,654
Income from continuing operations	140,633	172,164	220,042	245,246
Income (loss) from discontinued operations, net of tax	—	368	—	(2,097)
Net income	$140,633	$172,532	$220,042	$243,149

Earnings (loss) per share — basic:
Continuing operations	$0.39	$0.47	$0.61	$0.66
Discontinued operations	—	—	—	(0.01)
Net income	$0.39	$0.47	$0.61	$0.66

Earnings (loss) per share — diluted:
Continuing operations	$0.39	$0.47	$0.61	$0.66
Discontinued operations	—	—	—	(0.01)
Net income	$0.39	$0.47	$0.61	$0.65

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$140,633	$172,532	$220,042	$243,149
Other comprehensive income (loss), net of tax of ($9,982), $2,351, ($11,079) and $6,443, respectively	(21,855)	(11,928)	(33,348)	4,298
Comprehensive income	$118,778	$160,604	$186,694	$247,447

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2018	December 30, 2017
Assets
Cash and cash equivalents	$397,971	$421,566
Trade accounts receivable, net	973,807	903,318
Inventories	2,112,211	1,874,990
Other current assets	132,757	186,496
Total current assets	3,616,746	3,386,370
Property, net	617,302	623,991
Trademarks and other identifiable intangibles, net	1,610,567	1,402,857
Goodwill	1,259,010	1,167,007
Deferred tax assets	218,269	234,932
Other noncurrent assets	105,992	79,618
Total assets	$7,427,886	$6,894,775

Liabilities and Stockholders’ Equity
Accounts payable	$935,176	$867,649
Accrued liabilities	506,360	649,634
Notes payable	14,540	11,873
Accounts Receivable Securitization Facility	153,386	125,209
Current portion of long-term debt	181,349	124,380
Total current liabilities	1,790,811	1,778,745
Long-term debt	4,149,201	3,702,054
Pension and postretirement benefits	388,256	405,238
Other noncurrent liabilities	332,427	322,536
Total liabilities	6,660,695	6,208,573

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 360,503,574 and 360,125,894, respectively	3,605	3,601
Additional paid-in capital	275,120	271,462
Retained earnings	961,020	850,345
Accumulated other comprehensive loss	(472,554)	(439,206)
Total stockholders’ equity	767,191	686,202
Total liabilities and stockholders’ equity	$7,427,886	$6,894,775

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Operating activities:
Net income	$220,042	$243,149
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	65,493	58,095
Write-off on early extinguishment of debt	—	1,559
Amortization of debt issuance costs	4,627	5,437
Stock compensation expense	3,033	4,388
Deferred taxes and other	(6,709)	6,543
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	(81,512)	(79,429)
Inventories	(244,743)	(130,554)
Other assets	(6,193)	(48,901)
Accounts payable	68,777	9,019
Accrued pension and postretirement benefits	(7,438)	11,025
Accrued liabilities and other	(79,775)	(46,081)
Net cash from operating activities	(64,398)	34,250
Investing activities:
Purchases of property, plant and equipment	(40,640)	(30,838)
Proceeds from sales of assets	1,840	4,378
Acquisition of business, net of cash acquired	(334,916)	(524)
Disposition of businesses	—	40,285
Net cash from investing activities	(373,716)	13,301
Financing activities:
Borrowings on notes payable	153,901	141,384
Repayments on notes payable	(153,772)	(128,987)
Borrowings on Accounts Receivable Securitization Facility	114,477	262,216
Repayments on Accounts Receivable Securitization Facility	(86,300)	(103,128)
Borrowings on Revolving Loan Facilities	2,025,860	2,147,299
Repayments on Revolving Loan Facilities	(1,498,000)	(1,747,500)
Repayments on Term Loan Facilities	(21,250)	(128,215)
Repayments on International Debt	(1,105)	(43,141)
Share repurchases	—	(299,919)
Cash dividends paid	(108,115)	(110,529)
Payment of contingent consideration	(3,540)	(41,250)
Taxes paid related to net shares settlement of equity awards	(4,185)	(6,228)
Other	(88)	2,787
Net cash from financing activities	417,883	(55,211)
Effect of changes in foreign exchange rates on cash	20,176	(3,170)
Change in cash, cash equivalents and restricted cash	(55)	(10,830)
Cash and cash equivalents at beginning of year	421,566	460,245
Cash, cash equivalents and restricted cash at end of period	421,511	449,415
Less restricted cash at end of period	23,540	—
Cash and cash equivalents per balance sheet at end of period	$397,971	$449,415

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial condition and cash flows of Hanesbrands Inc. and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. Four subsidiaries of the Company close on a day which is less than a week different than the Company’s consolidated quarter end. The difference in reporting of financial information for these subsidiaries did not have a material impact on the Company’s financial condition, results of operations or cash flows.
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
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, a new accounting standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The new standard was effective for the Company in the first quarter of 2018 and applied using a modified retrospective method. The Company has included enhanced disclosures related to disaggregation of revenue sources and accounting policies. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows, but did result in additional disclosures. Refer to Note, “Revenue Recognition.”
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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This standard requires that restricted cash and restricted cash equivalents be included in cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The Company adopted the provisions of ASU 2016-18 in the first quarter of 2018 using the retrospective transition method. The Company did not have restricted cash in prior periods, therefore the adoption of the new guidance did not have an impact to previously reported cash flows. The Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2018 includes restricted cash of $23,540.
Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost.” The new rules require that an employer

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

report the service cost component in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The new standard was effective for the Company in the first quarter of 2018 and applied with retrospective treatment. Accordingly, the Company reclassified $5,028 and $10,189 from the “Selling, general and administrative expenses” line to the “Other expenses” line within the Condensed Consolidated Statements of Income for the quarter and six months ended July 1, 2017, respectively. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
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
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740).” The new rules amended the SEC Staff Accounting Bulletin No. 118 (“SAB 118”) to incorporate the impact of the Tax Cuts and Jobs Act. The new standard was effective for the Company in the first quarter of 2018 and will be considered in the Company’s tax related disclosures throughout the year.
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
Financial Instruments
In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10).” The new rules clarify previously issued guidance regarding determination of the fair value of financial instruments. The new standard will be effective for the Company in the third quarter of 2018. The Company does not expect the adoption of the new accounting standard to have a material impact on the Company’s financial condition, results of operations and cash flows.
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. The standard will also result in enhanced quantitative and qualitative disclosures surrounding leases. The new rules will be effective for the Company in the first quarter of 2019. The Company has established a cross-functional implementation team to analyze the impact and implement the new standard. The

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Company has collected relevant data in order to evaluate lease arrangements, assess potential embedded leases and evaluate accounting policy elections. The Company is also evaluating its processes and internal controls to identify any changes necessary as a result of the new rules. To assist in the implementation and enable the preparation of the required financial disclosures, the Company has identified a global lease management and accounting software. While the Company is still evaluating the impact of the new rules, the Company expects that this adoption will result in material increases in assets and liabilities in its consolidated balance sheet and enhanced disclosures and has not identified any information that would indicate that the new guidance will have a material impact on the Company’s results of operations or cash flows.
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
Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new rules allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The new rules will be effective for the Company in the first quarter of 2019. The Company is in the process of assessing the impact of the new accounting rules on the Company’s financial condition and does not expect the adoption of the new accounting rules to have a material impact on the Company’s results of operations or cash flows.
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
On December 31, 2017, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”) using the modified retrospective method applied to contracts which were pending as of December 31, 2017. Financial results included in the Company’s Condensed Consolidated Statement of Income for the quarter and six months ended June 30, 2018 are presented under Topic 606, while prior year amounts have not been restated and continue to be reported in accordance with ASC 605, “Revenue Recognition” (“Topic 605”). As a result of adopting Topic 606, the Company did not adjust opening retained earnings.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The following table presents the Company’s revenues disaggregated by method of purchase:

	Quarter Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Third-party brick-and-mortar wholesale	$1,345,992	$2,510,300
Consumer-directed	369,451	676,647
Total net sales	$1,715,443	$3,186,947
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
Bras N Things
On February 12, 2018, the Company acquired 100% of the outstanding equity of BNT Holdco Pty Limited (“Bras N Things”) for a total purchase price of A$498,236 (US$391,572), which included a cash payment of A$428,956 (US$337,123), an indemnification escrow of A$31,988 (US$25,140) and debt assumed of A$34,280 (US$26,942). During the quarter ended June 30, 2018, the purchase consideration was reduced by A$3,012 (US$2,367) associated with the final working capital adjustment, resulting in a revised purchase price of A$495,224 (US$389,205).
U.S. dollar equivalents are based on acquisition date exchange rates. The Company funded the acquisition with a combination of short-term borrowings under its Revolving Loan Facility and cash on hand. The A$31,988 indemnification escrow is held in a retention account for a period of 18 months after the date of the acquisition to secure indemnification claims or other obligations of the sellers under the purchase agreement. The remaining balance of the indemnification escrow, including interest earned, if any, will be paid to the sellers at the end of the 18 month period. The indemnification escrow, held in one of the Company’s bank accounts, is recognized and classified as restricted cash and included in the “Other noncurrent assets” line of the Condensed Consolidated Balance Sheet.
Bras N Things contributed net revenues of $47,587 and pretax earnings of $8,970 (excluding acquisition and integration related charges of approximately $3,276) since the date of acquisition. The results of Bras N Things have been included in the Company’s condensed consolidated financial statements since the date of acquisition and are reported as part of the International segment.
Bras N Things is a leading intimate apparel retailer and e-commerce business in Australia, New Zealand and South Africa. Bras N Things sells proprietary bras, panties and lingerie sets through a retail network of approximately 170 stores and an e-commerce platform. The Company believes this acquisition will create opportunities for expansion of the Bras N Things’ consumer-directed sales model. Factors that contribute to the amount of goodwill recognized for the acquisition include the value of entry into the outlet store sector, expansion of online presence, including the third-party marketplace, and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.
The Bras N Things trademark and brand name, which management believes to have an indefinite life, has been valued at $275,071. Amortizable intangible assets have been assigned values of $2,358 for noncompete agreements and $785 for customer lists. Noncompete agreements and the customer list are being amortized over three years.
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

Cash and cash equivalents	$2,765
Accounts receivable, net	197
Inventories	9,610
Other current assets	1,637
Property, net	12,013
Trademarks and other identifiable intangibles	278,214
Deferred tax assets and other noncurrent assets	2,539
Total assets acquired	306,975
Accounts payable	4,929
Accrued liabilities and other	16,339
Deferred tax liabilities and other noncurrent liabilities	7,663
Total liabilities assumed	28,931
Net assets acquired	278,044
Goodwill	111,161
Total purchase price	$389,205

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Total purchase price of the Bras N Things acquisition consisted of the following components:

Cash consideration paid	$337,123
Indemnification escrow asset	25,140
Debt assumed	26,942
Total purchase price	$389,205
Since February 12, 2018, goodwill decreased by $1,463 as a result of measurement period adjustments, primarily related to working capital adjustments.
Unaudited pro forma results of operations for the Company are presented below assuming that the 2018 acquisition of Bras N Things had occurred on January 1, 2017. Pro forma operating results for the quarter and six months ended July 1, 2017 include expenses totaling $307 and $1,436 respectively, for acquisition-related adjustments primarily related to inventory and intangible assets.

	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$1,715,443	$1,673,533	$3,205,007	$3,080,706
Net income from continuing operations	141,395	172,226	223,586	248,300
Earnings per share from continuing operations:
Basic	$0.39	$0.47	$0.62	$0.67
Diluted	0.39	0.47	0.62	0.67
Champion Europe
In 2016, the Company acquired 100% of Champion Europe S.p.A. (“Champion Europe”), in an all-cash transaction valued at €220,751 (US$245,554) on an enterprise value basis, less working capital adjustments as defined in the purchase agreement, which included an estimated contingent consideration of €40,700 (US$45,277). The final contingent consideration for the Champion Europe acquisition was determined to be €64,250 (US$73,738), of which €37,820 (US$41,250) was paid in April 2017 and €26,430 (US$32,488) was paid in February 2018. U.S. dollar equivalents are based on acquisition date or payment date exchange rates, as applicable.

(5)	Stockholders’ Equity
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method.
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Basic weighted average shares outstanding	362,011	365,911	361,944	370,075
Effect of potentially dilutive securities:
Stock options	876	1,565	968	1,605
Restricted stock units	367	515	333	466
Employee stock purchase plan and other	—	1	—	1
Diluted weighted average shares outstanding	363,254	367,992	363,245	372,147
There were 14 restricted stock units excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the quarter and six months ended June 30, 2018. For the quarter and six months ended July 1, 2017, there were no restricted stock units excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the quarters and six months ended June 30, 2018 and July 1, 2017, there were no anti-dilutive options to purchase shares of common stock.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

For the quarters ended June 30, 2018 and July 1, 2017, the Company declared cash dividends of $0.15 per share. For the six months ended June 30, 2018 and July 1, 2017, the Company declared cash dividends of $0.30 per share.
On July 24, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding shares of common stock to be paid on September 5, 2018 to stockholders of record at the close of business on August 14, 2018.
On April 27, 2016, the Company’s Board of Directors approved the current share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The Company did not repurchase any shares during the quarter and six months ended June 30, 2018 and quarter ended July 1, 2017. For the six months ended July 1, 2017, the Company entered into transactions to repurchase 14,696 shares at a weighted average purchase price of $20.39 per share. The shares were repurchased at a total cost of $299,919. At June 30, 2018, the remaining repurchase authorization totaled 20,360 shares. The program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

(6)	Inventories
Inventories consisted of the following:

	June 30, 2018	December 30, 2017
Raw materials	$137,205	$129,287
Work in process	214,679	226,659
Finished goods	1,760,327	1,519,044
	$2,112,211	$1,874,990

(7)	Debt
Debt consisted of the following:

	Interest Rate as of June 30, 2018	Principal Amount		Maturity Date
		June 30, 2018	December 30, 2017
Senior Secured Credit Facility:
Revolving Loan Facility	3.60%	$488,000	$—	December 2022
Term Loan A	3.48%	731,250	750,000	December 2022
Term Loan B	3.84%	497,500	500,000	December 2024
Australian Term A-1	3.47%	128,860	135,826	July 2019
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	584,249	599,649	June 2024
European Revolving Loan Facility	1.50%	116,850	81,539	September 2018
Accounts Receivable Securitization Facility	2.81%	153,386	125,209	March 2019
Other International Debt	Various	22,103	1,044	Various
		4,522,198	3,993,267
Less long-term debt issuance cost		38,262	41,624
Less current maturities		334,735	249,589
		$4,149,201	$3,702,054
As of June 30, 2018, the Company had $507,915 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account outstanding borrowings and $4,085 of standby and trade letters of credit issued and outstanding under this facility. The Company’s maximum borrowing capacity under the Accounts Receivable Securitization Facility was $200,000 as of June 30, 2018, however based on the outstanding borrowings and net eligible receivables balance within the collateral pool, the Accounts Receivable Securitization Facility was fully utilized as of June 30, 2018. Borrowings under the Accounts

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Receivable Securitization Facility are permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans and also subject to a fluctuating facility limit, not to exceed $225,000. The Company had $47,710 of borrowing availability under the Australian Revolving Loan Facility, no borrowing availability under the European Revolving Loan Facility and $120,726 of borrowing availability under other international lines of credit after taking into account outstanding borrowings and letters of credit outstanding under the applicable facility.
In March 2018, the Company amended the Accounts Receivable Securitization Facility that it entered into in November 2007 (the “Accounts Receivable Securitization Facility”). This amendment primarily extended the maturity date to March 2019. In June 2018, the Company amended the Accounts Receivable Securitization Facility to remove certain receivables from being pledged as collateral for the facility and reduce the maximum availability to $225,000.
As of June 30, 2018, the Company was in compliance with all financial covenants under its credit facilities.

(8)	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 30, 2017	$(43,505)	$(25,461)	$(614,000)	$243,760	$(439,206)
Amounts reclassified from accumulated other comprehensive loss	—	7,219	8,015	(3,659)	11,575
Current-period other comprehensive income (loss) activity	(62,777)	25,274	—	(7,420)	(44,923)

Balance at June 30, 2018	$(106,282)	$7,032	$(605,985)	$232,681	$(472,554)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Quarter Ended		Six Months Ended
		June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gain (loss) on foreign exchange contracts	Cost of sales	$(5,554)	$2,636	$(7,219)	$2,934
	Income tax	1,113	(1,012)	1,415	(1,125)
	Net of tax	(4,441)	1,624	(5,804)	1,809
Amortization of deferred actuarial loss and prior service cost	Other expenses	(4,948)	(4,768)	(8,015)	(9,578)
	Income tax	1,066	1,831	2,244	3,678
	Net of tax	(3,882)	(2,937)	(5,771)	(5,900)

Total reclassifications		$(8,323)	$(1,313)	$(11,575)	$(4,091)

(9)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of June 30, 2018, the notional U.S. dollar equivalent of the Company’s derivative portfolio was $581,464, primarily consisting of contracts hedging exposures to the Euro, Australian dollar, Canadian dollar and Mexican peso.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		June 30, 2018	December 30, 2017
Hedges	Other current assets	$18,325	$1,464
Non-hedges	Other current assets	4,122	136
Total derivative assets		22,447	1,600

Hedges	Accrued liabilities	(732)	(14,750)
Non-hedges	Accrued liabilities	(703)	(7,818)
Total derivative liabilities		(1,435)	(22,568)

Net derivative asset (liability)		$21,012	$(20,968)
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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $7,987.
The ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Cost of sales” line in the Condensed Consolidated Statements of Income.
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign exchange contracts	$26,982	$(8,167)	$25,274	$(26,281)

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign exchange contracts	Cost of sales	$(5,554)	$2,636	$(7,219)	$2,934
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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Quarter Ended		Six Months Ended
		June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign exchange contracts	Cost of sales	$10,011	$—	$19,111	$—
Foreign exchange contracts	Selling, general and administrative expenses	472	(411)	775	(4,675)
Total		$10,483	$(411)	$19,886	$(4,675)

(10)	Fair Value of Assets and Liabilities
As of June 30, 2018, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates and deferred compensation plan liabilities. The fair values of foreign exchange rate derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.
There were no changes during the quarter ended June 30, 2018 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers into or out of Level 1, Level 2 or Level 3 during the quarter ended June 30, 2018. As of and during the quarter and six months ended June 30, 2018, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of June 30, 2018
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts - assets	$22,447	$—	$22,447	$—
Foreign exchange derivative contracts - liabilities	(1,435)	—	(1,435)	—
	21,012	—	21,012	—
Deferred compensation plan liability	(49,329)	—	(49,329)	—
Total	$(28,317)	$—	$(28,317)	$—

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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of June 30, 2018 and December 30, 2017. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $28,489 and $26,096 as of June 30, 2018 and December 30, 2017, respectively. The fair value of debt, which is classified as a Level 2 liability, was $4,495,967 and $4,093,229 as of June 30, 2018 and December 30, 2017, respectively. Debt had a carrying value of $4,522,198 and $3,993,267 as of June 30, 2018 and December 30, 2017, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of June 30, 2018 and December 30, 2017, primarily due to the short-term nature of these instruments.

(11)	Income Taxes
The Company’s effective income tax rate for continuing operations was 14.8% and 6.0% for the quarters ended June 30, 2018 and July 1, 2017, respectively. The Company’s effective income tax rate for continuing operations was 15.2% and 6.0% for the six months ended June 30, 2018 and July 1, 2017, respectively. The higher effective income tax rate for the quarter and six months ended June 30, 2018 compared to the quarter and six months ended July 1, 2017 was primarily due to certain provisions of the Tax Cuts and Jobs Act (the “Tax Act”), specifically the base-broadening provision which imposed a new minimum tax on global intangible low-tax income (“GILTI”).
The recently enacted Tax Act significantly revised U.S. corporate income tax law by, among other things, reducing the federal income tax rate to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In response to the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements, or in circumstances where estimates cannot be made, to disclose and recognize at a later date. For the year ended December 30, 2017, the Company included in its financial statements provisional charges for the revaluation of the Company’s net domestic deferred tax assets, the transition tax, as well as other less material provisions of the Tax Act.
As of June 30, 2018, the Company is in the process of evaluating the impact of the Tax Act on being partially reinvested with respect to prior year undistributed earnings. A provisional charge of $4,659 was recognized in the quarter ended June 30, 2018 for actual and planned permanent repatriations; however, the Company is continuing to evaluate the overall impact of its partial permanent reinvestment assertion. Furthermore, a provisional benefit of $4,022 was recognized related to the refinement of the Company’s transition tax. There are no additional changes at this time to the provisional amounts recorded as of the year ended December 30, 2017. The accounting is expected to be completed and disclosed within the one-year measurement period as allowed by SAB 118.
During the first quarter ended March 31, 2018, the Company finalized its accounting policy decision with respect to the new GILTI tax rules, and has concluded that GILTI will be treated as a periodic charge in the year in which it arises, and will not record deferred taxes for the basis associated with GILTI earnings.
For the quarter ended March 31, 2018 and six months ended June 30, 2018, the Company recorded a liability for an unrecognized tax benefit of $17,643, related to the acquisition of Bras N Things, as part of purchase accounting.

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

	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
Innerwear	$694,694	$719,006	$1,185,772	$1,224,196
Activewear	405,785	379,756	751,910	707,099
International	545,862	475,242	1,115,749	952,640
Other	69,102	72,606	133,516	143,030
Total net sales	$1,715,443	$1,646,610	$3,186,947	$3,026,965

	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Segment operating profit:
Innerwear	$159,129	$177,628	$260,548	$294,250
Activewear	57,508	58,972	95,795	102,322
International	76,558	60,147	153,619	112,809
Other	7,160	7,716	9,787	10,344
Total segment operating profit	300,355	304,463	519,749	519,725
Items not included in segment operating profit:
General corporate expenses	(46,002)	(38,565)	(90,533)	(81,846)
Acquisition, integration and other action-related charges	(25,165)	(26,062)	(44,782)	(64,429)
Amortization of intangibles	(9,125)	(6,131)	(18,313)	(13,316)
Total operating profit	220,063	233,705	366,121	360,134
Other expenses	(6,570)	(6,422)	(12,331)	(12,967)
Interest expense, net	(48,430)	(44,130)	(94,193)	(86,267)
Income from continuing operations before income tax expense	$165,063	$183,153	$259,597	$260,900
For the quarter ended June 30, 2018, the Company incurred $25,165 of acquisition, integration and other action-related charges that impact operating profit, of which $11,083 is reported in the “Cost of sales” line and $14,082 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended July 1, 2017, the Company incurred $26,062 of acquisition-related and integration charges, of which $4,284 is reported in the “Cost of sales” line and $21,778 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
For the six months ended June 30, 2018, the Company incurred acquisition, integration and other action-related charges that impact operating profit of $44,782, of which $21,836 is reported in the “Cost of sales” line and $22,946 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the six months ended July 1, 2017, the Company incurred acquisition-related and integration charges of $64,429, of which $19,759 is reported in the “Cost of sales” line and $44,670 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
As part of the Hanes Europe Innerwear acquisition strategy, in 2015 the Company identified management and administrative positions that were considered non-essential and/or duplicative that have or will be eliminated. As of December 30, 2017, the Company had accrued $22,302 for expected benefit payments related to employee termination and

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

other benefits for affected employees. During the six months ended June 30, 2018, there were $4,577 of benefit payments and foreign currency adjustments, resulting in an ending accrual of $17,725, of which $9,535 and $8,190 is included in the “Accrued liabilities” and “Other noncurrent liabilities” lines of the Condensed Consolidated Balance Sheet, respectively.

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
Overview
We are a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bonds, Maidenform, DIM, Bali, Playtex, JMS/Just My Size, Nur Die/Nur Der, L’eggs, Lovable, Wonderbra, Berlei, Gear for Sports, Bras N Things and Alternative. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery.
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
Highlights from the Second Quarter Ended June 30, 2018
Key financial highlights are as follows:

•	Total net sales in the second quarter of 2018 were $1.72 billion, compared with $1.65 billion in the same period of 2017, representing a 4% increase.

•
Operating profit decreased 6% to $220 million in the second quarter of 2018, compared with $234 million in the same period of 2017. As a percentage of sales, operating profit was 12.8% in the second quarter of 2018 compared to 14.2% in the same period of 2017. Included within operating profit for both the second quarter of 2018 and 2017 were acquisition, integration and other action-related charges of $25 million and $26 million, respectively.

•	Diluted earnings per share from continuing operations decreased 17% to $0.39 in the second quarter of 2018, compared with $0.47 in the same period of 2017.
Outlook
We expect 2018 net sales of $6.72 billion to $6.82 billion.
Interest and other expenses are expected to be approximately $207 million, combined.
We expect the 2018 full-year tax rate to be approximately 16%.
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
Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary spending by consumers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, taxation, gasoline prices, weather, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Consumers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. These consumers may choose to purchase fewer of our products, to purchase lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time.
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
Condensed Consolidated Results of Operations — Second Quarter Ended June 30, 2018 Compared with Second Quarter Ended July 1, 2017

	Quarter Ended
	June 30, 2018	July 1, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,715,443	$1,646,610	$68,833	4.2%
Cost of sales	1,055,487	1,000,708	54,779	5.5
Gross profit	659,956	645,902	14,054	2.2
Selling, general and administrative expenses	439,893	412,197	27,696	6.7
Operating profit	220,063	233,705	(13,642)	(5.8)
Other expenses	6,570	6,422	148	2.3
Interest expense, net	48,430	44,130	4,300	9.7
Income from continuing operations before income tax expense	165,063	183,153	(18,090)	(9.9)
Income tax expense	24,430	10,989	13,441	122.3
Income from continuing operations	140,633	172,164	(31,531)	(18.3)
Income from discontinued operations, net of tax	—	368	(368)	NM
Net income	$140,633	$172,532	$(31,899)	(18.5)%
Net Sales
Net sales increased 4% during the second quarter of 2018 primarily due to the following:

•	Acquisition of Bras N Things in 2018 and Alternative Apparel in 2017, which added incremental net sales of $52 million in the second quarter of 2018;

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign currency and businesses acquired within 12 months, increased slightly in the quarter driven by performance of our key growth initiatives. Strong growth in our global Champion brand and online sales was offset in part by declines in our intimate apparel and Hanes activewear businesses; and

•	Favorable impact from foreign exchange rates in our International businesses of approximately $16 million.
Gross Profit
Gross profit as a percentage of sales was 38.5%, a decrease from prior year of approximately 70 basis points. Gross margin decreased as expansion in our international gross margin and continued realization of acquisition synergies were more than offset by higher input costs, product mix within our Innerwear segment and higher acquisition-related and integration charges. Included in gross profit in the second quarters of 2018 and 2017 are charges of $11 million and $4 million, respectively, related to acquisition, integration and other action-related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 25.6% for the second quarter of 2018 compared to 25.0% in the same period of 2017. Included in selling, general and administrative expenses were charges of $14 million and $22 million of acquisition, integration and other action-related costs for the second quarters of 2018 and 2017, respectively. Selling, general and administrative expenses, as a percentage of net sales, increased slightly due to planned investments to support our brands and growth strategies, higher distribution expenses from short term labor inefficiencies and higher proportion of selling, general and administrative costs at our recently acquired businesses, partially offset by continued realization of acquisition synergies and lower acquisition, integration and other action-related costs for the second quarter of 2018 compared to the second quarter of 2017.
Other Highlights
Interest Expense – higher by $4 million in the second quarter of 2018 compared to the second quarter of 2017 driven by higher debt balances and higher weighted average interest rate. Our weighted average interest rate on our outstanding debt was 3.87% during the second quarter of 2018, compared to 3.76% in the second quarter of 2017.
Income Tax Expense – our effective income tax rate was 14.8% and 6.0% for the second quarters of 2018 and 2017, respectively. The higher tax rate in 2018 compared to the same period of 2017 is primarily due to certain provisions of the Tax Act, specifically the base-broadening provision which imposed a new minimum tax on global intangible low-tax income (“GILTI”).
Operating Results by Business Segment — Second Quarter Ended June 30, 2018 Compared with Second Quarter Ended July 1, 2017

	Net Sales		Operating Profit
	Quarter Ended		Quarter Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(dollars in thousands)
Innerwear	$694,694	$719,006	$159,129	$177,628
Activewear	405,785	379,756	57,508	58,972
International	545,862	475,242	76,558	60,147
Other	69,102	72,606	7,160	7,716
Corporate	—	—	(80,292)	(70,758)
Total	$1,715,443	$1,646,610	$220,063	$233,705
Innerwear

	Quarter Ended
	June 30, 2018	July 1, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$694,694	$719,006	$(24,312)	(3.4)%
Segment operating profit	159,129	177,628	(18,499)	(10.4)
Segment operating margin	22.9%	24.7%
Innerwear net sales decreased as strength in our basics business was more than offset by declines in our intimate apparel business. Net sales in our basic apparel increased approximately 50 basis points compared to the same period a year ago driven by improving point-of-sale trends and strength in men’s underwear and women’s panties, which more than offset the expected short-term pressure from door closures. In addition, we are seeing a strong reception to our latest innovation, Comfort Flex Fit. Net sales across our intimate apparel business decreased, primarily driven by declines in the off-price retail and mass merchant channels.
Innerwear operating margin was 22.9%, representing a decline from the same period a year ago due to the impact from higher raw material costs and product mix, which was partially offset by lower selling, general and administrative expenses as a result of our prior year’s corporate headcount reduction efforts.

Activewear

	Quarter Ended
	June 30, 2018	July 1, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$405,785	$379,756	$26,029	6.9%
Segment operating profit	57,508	58,972	(1,464)	(2.5)
Segment operating margin	14.2%	15.5%
Activewear net sales increased as a result of our acquisition of Alternative Apparel in 2017, which contributed incremental net sales of $20 million, as well as approximately 1.5% increase in net sales among our Champion and licensed sports apparel businesses. Core Champion sales, which we define as Champion sales outside of the mass retail channel, were up nearly 73% in the quarter driven by strong consumer demand, space gains in the sports specialty channels and growth in the online channel. Growth in core Champion sales and licensed sports apparel in the mass channel more than offset the decline in the Champion mass business, which we believe is mature, and the decline in our Hanes activewear business, within the mass retail channel, due to space reductions.
Activewear operating margin was 14.2%, representing a decline from prior year as favorable product mix and cost savings associated with prior year’s corporate headcount reduction efforts were offset by higher raw material costs, start-up manufacturing inefficiencies and higher distribution costs.
International

	Quarter Ended
	June 30, 2018	July 1, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$545,862	$475,242	$70,620	14.9%
Segment operating profit	76,558	60,147	16,411	27.3
Segment operating margin	14.0%	12.7%
Net sales in the International segment were higher as a result of the following:

•	Our acquisition of Bras N Things in the first quarter of 2018, which contributed incremental net sales of nearly $32 million;

•	Increased net sales driven by our global Champion sales growth, primarily in the Europe and Asia markets; and

•	Favorable impact of foreign currency exchange rates of approximately $16 million.
International operating margin was 14.0%, an increase from prior year primarily due to scale efficiencies and continued realization of acquisition synergies coupled with high margin contributions from the recently acquired Bras N Things business.
Other

	Quarter Ended
	June 30, 2018	July 1, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$69,102	$72,606	$(3,504)	(4.8)%
Segment operating profit	7,160	7,716	(556)	(7.2)
Segment operating margin	10.4%	10.6%
Other net sales were lower as a result of slower traffic at our outlet stores. Operating margin decreased slightly due to decrease in sales volume offset partially by continued cost savings efforts.
Corporate
Corporate expenses included certain administrative costs and acquisition, integration and other action-related charges. Acquisition, integration and other action-related costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, information technology costs and similar charges. Smaller acquisitions and other action-

related costs include acquisition and integration charges for our smaller acquisitions such as Alternative Apparel, as well as other action-related costs related to supply chain network changes.

	Quarter Ended
	June 30, 2018	July 1, 2017
	(dollars in thousands)
Acquisition, integration and other action-related costs:
Hanes Europe Innerwear	$8,455	$10,514
Hanes Australasia	6,647	5,970
Bras N Things	2,031	—
Champion Europe	1,078	4,399
Smaller acquisitions and other action-related costs	6,954	5,179
Total acquisition, integration and other action-related costs	$25,165	$26,062
Condensed Consolidated Results of Operations — Six Months Ended June 30, 2018 Compared with Six Months Ended July 1, 2017

	Six Months Ended
	June 30, 2018	July 1, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$3,186,947	$3,026,965	$159,982	5.3%
Cost of sales	1,948,070	1,841,532	106,538	5.8
Gross profit	1,238,877	1,185,433	53,444	4.5
Selling, general and administrative expenses	872,756	825,299	47,457	5.8
Operating profit	366,121	360,134	5,987	1.7
Other expenses	12,331	12,967	(636)	(4.9)
Interest expense, net	94,193	86,267	7,926	9.2
Income from continuing operations before income tax expense	259,597	260,900	(1,303)	(0.5)
Income tax expense	39,555	15,654	23,901	152.7
Income from continuing operations	220,042	245,246	(25,204)	(10.3)
Loss from discontinued operations, net of tax	—	(2,097)	2,097	NM
Net income	$220,042	$243,149	$(23,107)	(9.5)%
Net Sales
Net sales increased 5% in the six months of 2018 compared to the same period of 2017 as a result of the following:

•	Acquisitions of Bras N Things in 2018 and Alternative Apparel in 2017, which added incremental net sales of $84 million in the six months of 2018;

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign currency and businesses acquired within 12 months, increased approximately 50 basis points in the six months of 2018 driven by strong growth in our global Champion and online sales, offset in part by declines in our intimate apparel and Hanes activewear businesses; and

•	Favorable impact from foreign exchange rates in our International businesses of approximately $60 million.
Gross Profit
Gross profit as a percentage of sales for the six months of 2018 was 38.9%, a decrease from the same period of the prior year of approximately 30 basis points. The gross margin decreased as expansion in our international gross margin and continued realization of acquisition synergies were more than offset by higher input costs and higher acquisition, integration and other action-related charges. Included in gross profit in the six months of 2018 and 2017 are charges of $22 million and $20 million, respectively, related to acquisition, integration and other action-related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 27.4% for the six months of 2018 compared to 27.3% in the same period of 2017. Included in selling, general and administrative expenses were charges of $23 million and $45 million of acquisition, integration and other action-related costs for the six months of 2018 and 2017, respectively. Selling, general and administrative expenses, as a percentage of net sales, increased slightly due to higher distribution expenses from short term labor inefficiencies and higher proportion of selling, general and administrative costs at our recently acquired businesses, offset partially by continued realization of acquisition synergies, lower acquisition, integration and other action-related costs for the six months of 2018 compared to 2017 and cost savings realized from the corporate headcount reduction efforts in 2017.
Other Highlights
Interest Expense – higher by $8 million for the six months of 2018 compared to 2017 primarily due to higher debt balances and higher weighted average interest rate. Our weighted average interest rate on our outstanding debt was 3.81% for the six months of 2018 and 3.75% for the six months of 2017.
Income Tax Expense – our effective income tax rate was 15.2% and 6.0% for the six months of 2018 and 2017, respectively. The higher effective income tax rate for the six months of 2018 compared to 2017 was primarily due to certain provisions of the Tax Act, specifically the base-broadening provision which imposed a new minimum tax on GILTI.
Discontinued Operations – the results of our discontinued operations include the operations of two businesses, Dunlop Flooring and Tontine Pillow, which were purchased in the Hanes Australasia acquisition in 2016 and sold during the first quarter of 2017.
Operating Results by Business Segment — Six Months Ended June 30, 2018 Compared with Six Months Ended July 1, 2017

	Net Sales		Operating Profit
	Six Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(dollars in thousands)
Innerwear	$1,185,772	$1,224,196	$260,548	$294,250
Activewear	751,910	707,099	95,795	102,322
International	1,115,749	952,640	153,619	112,809
Other	$133,516	143,030	9,787	10,344
Corporate	—	—	(153,628)	(159,591)
Total	$3,186,947	$3,026,965	$366,121	$360,134
Innerwear

	Six Months Ended
	June 30, 2018	July 1, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,185,772	$1,224,196	$(38,424)	(3.1)%
Segment operating profit	260,548	294,250	(33,702)	(11.5)
Segment operating margin	22.0%	24.0%

Innerwear net sales decreased due to softness in our intimate apparel business. Net sales in our basic apparel business remained flat to slightly up compared to the same period a year ago driven by strength in our men’s underwear and women’s panties businesses. Net sales across our intimate apparel businesses declined primarily driven by decreased sales within the off-price retail and mass merchant channels and continued impact from mid-tier and department store door closures.
Innerwear operating margin was 22.0%, representing a reduction from the same period a year ago due to the impact from higher raw material costs and product mix, which was partially offset by lower selling, general and administrative expenses as a result of our prior year’s corporate headcount reduction efforts.

Activewear

	Six Months Ended
	June 30, 2018	July 1, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$751,910	$707,099	$44,811	6.3%
Segment operating profit	95,795	102,322	(6,527)	(6.4)
Segment operating margin	12.7%	14.5%
Activewear net sales increased as a result of our acquisition of Alternative Apparel in 2017, which contributed incremental net sales in 2018 of $36 million, as well as approximately 1% increase in net sales among our other activewear businesses. Core Champion sales, which we define as Champion sales outside of the mass retail channel, were up in excess of 60% in the six months driven by strong consumer demand, space gains in the sports specialty channels and growth in the online channel. Growth in core Champion sales more than offset declines in the Champion at mass business, which we believe is mature, and the decline in our Hanes activewear business, within the mass retail channel, due to space reductions.
Activewear operating margin was 12.7%, representing a decline from prior year as favorable product mix and cost savings associated with prior year’s corporate headcount reduction efforts were more than offset by higher raw material costs, higher distribution costs driven by labor inefficiencies and higher proportion of selling, general and administrative expenses from our recently acquired businesses.
International

	Six Months Ended
	June 30, 2018	July 1, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,115,749	$952,640	$163,109	17.1%
Segment operating profit	153,619	112,809	40,810	36.2
Segment operating margin	13.8%	11.8%
Net sales in the International segment were higher as a result of the following:

•	Our acquisition of Bras N Things in the first quarter of 2018, which contributed incremental net sales of $48 million;

•	Increased net sales driven by our global Champion sales growth, primarily in the Europe and Asia markets; and

•	Favorable impact of foreign currency exchange rates of approximately $60 million.
International operating margin was 13.8%, an increase from prior year primarily due to scale efficiencies, favorable mix and the continued realization of acquisition synergies coupled with high margin contributions from the recently acquired Bras N Things business.
Other

	Six Months Ended
	June 30, 2018	July 1, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$133,516	$143,030	$(9,514)	(6.7)%
Segment operating profit	9,787	10,344	(557)	(5.4)
Segment operating margin	7.3%	7.2%
Other net sales were lower as a result of continued declines in hosiery sales in the U.S. and slower traffic at our outlet stores. Operating margin increased slightly as a result of our continued cost control more than offsetting the lower sales volume.
Corporate
Corporate expenses included certain administrative costs and acquisition, integration and other action-related charges. Acquisition, integration and other action-related costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, information technology costs, and similar charges. Smaller acquisitions and other action-related costs include acquisition and integration charges for our smaller acquisitions such as Alternative Apparel, as well as other action-related costs related to supply chain network changes.

	Six Months Ended
	June 30, 2018	July 1, 2017
	(dollars in thousands)
Acquisition, integration and other action-related costs:
Hanes Europe Innerwear	$17,031	$30,392
Hanes Australasia	12,739	17,978
Bras N Things	3,276	—
Champion Europe	2,958	5,567
Smaller acquisitions and other action-related costs	8,778	10,492
Total acquisition, integration and other action-related costs	$44,782	$64,429
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
We had the following borrowing capacity and availability under our credit facilities as of June 30, 2018:

	As of June 30, 2018
	Borrowing Capacity	Borrowing Availability
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility	$1,000,000	$507,915
Australian Revolving Loan Facility	47,710	47,710
European Revolving Loan Facility	116,850	—
Accounts Receivable Securitization Facility[1]	200,000	—
Other international credit facilities	179,443	120,726
Total liquidity from credit facilities	$1,544,003	$676,351
1Borrowing availability under the Accounts Receivable Securitization Facility is subject to a quarterly fluctuating facility limit, not to exceed $225 million, and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans.
At June 30, 2018, we had $398 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, typically in the second half of the year, together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
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

Dividends
In January and April 2018, our Board of Directors declared a regular quarterly dividend of $0.15 per share, which were paid in March and June 2018. On July 24, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding shares of common stock to be paid on September 5, 2018 to stockholders of record at the close of business on August 14, 2018.
Share Repurchase Program
In April 2016, our Board of Directors approved the current share repurchase program for up to 40 million shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. We did not repurchase any shares during the six months ended June 30, 2018. For the six months ended July 1, 2017 we repurchased approximately 15 million shares at a weighted average purchase price of $20.39. The shares were repurchased at a total cost of $300 million. At June 30, 2018, the remaining repurchase authorization totaled approximately 20 million shares. The program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time at our discretion.
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
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the six months ended June 30, 2018 and July 1, 2017 was derived from our condensed consolidated financial statements.

	Six Months Ended
	June 30, 2018	July 1, 2017
	(dollars in thousands)
Operating activities	$(64,398)	$34,250
Investing activities	(373,716)	13,301
Financing activities	417,883	(55,211)
Effect of changes in foreign currency exchange rates on cash	20,176	(3,170)
Change in cash, cash equivalents and restricted cash	(55)	(10,830)
Cash and cash equivalents at beginning of year	421,566	460,245
Cash, cash equivalents and restricted cash at end of period	421,511	449,415
Less restricted cash at end of period	23,540	—
Cash and cash equivalents per balance sheet at end of period	$397,971	$449,415
Operating Activities
Our overall liquidity is primarily driven by our cash flow from operations, which is dependent on net income, as well as changes in our working capital. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to prior year, the higher net cash used by operating activities is due to the final Champion Europe contingent consideration payment in the first quarter of 2018, the $15 million pension contribution in the second quarter of 2018 and increased inventory levels to support our second half sales projections, offset partially by improved payable terms.
Investing Activities
The increased net cash used by investing activities is primarily the result of the acquisition of Bras N Things in the first quarter of 2018 and an increased capital investment into our business to support our global growth. Cash received from investing activities in 2017 was driven by the dispositions of the Dunlop Flooring and Tontine Pillow businesses which were acquired in conjunction with the Hanes Australasia acquisition.

Financing Activities
The increased net cash from financing activities was primarily the result of less cash outflows for share repurchases and higher borrowings on our loan facilities in 2018 as compared to the same period of 2017.
Financing Arrangements
In March 2018, we amended the Accounts Receivable Securitization Facility. This amendment primarily extended the maturity date to March 2019. In June 2018, the Company amended the Accounts Receivable Securitization Facility to remove certain receivables from being pledged as collateral for the facility.
As of June 30, 2018, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with these covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2017 or other SEC filings could cause noncompliance.
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
Barry A. Hytinen Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: August 1, 2018