Form 10-Q
period 2018-09-29
Hanesbrands Inc.
filed 2018-11-01
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2018, there were 360,732,707 shares of the registrant’s common stock outstanding.

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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$1,848,707	$1,799,270	$5,035,654	$4,826,235
Cost of sales	1,136,040	1,120,813	3,084,110	2,962,345
Gross profit	712,667	678,457	1,951,544	1,863,890
Selling, general and administrative expenses	455,778	419,991	1,328,534	1,245,290
Operating profit	256,889	258,466	623,010	618,600
Other expenses	7,285	7,043	19,616	20,010
Interest expense, net	52,795	43,917	146,988	130,184
Income from continuing operations before income tax expense	196,809	207,506	456,406	468,406
Income tax expense	25,388	4,150	64,943	19,804
Income from continuing operations	171,421	203,356	391,463	448,602
Loss from discontinued operations, net of tax	—	—	—	(2,097)
Net income	$171,421	$203,356	$391,463	$446,505

Earnings (loss) per share — basic:
Continuing operations	$0.47	$0.56	$1.08	$1.22
Discontinued operations	—	—	—	(0.01)
Net income	$0.47	$0.56	$1.08	$1.21

Earnings (loss) per share — diluted:
Continuing operations	$0.47	$0.55	$1.07	$1.21
Discontinued operations	—	—	—	(0.01)
Net income	$0.47	$0.55	$1.07	$1.20

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$171,421	$203,356	$391,463	$446,505
Other comprehensive income (loss), net of tax of ($1,236), $1,427, ($12,315) and $7,870, respectively	(13,944)	5,051	(47,292)	9,349
Comprehensive income	$157,477	$208,407	$344,171	$455,854

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 29, 2018	December 30, 2017
Assets
Cash and cash equivalents	$398,499	$421,566
Trade accounts receivable, net	1,044,516	903,318
Inventories	2,139,281	1,874,990
Other current assets	154,909	186,496
Total current assets	3,737,205	3,386,370
Property, net	607,649	623,991
Trademarks and other identifiable intangibles, net	1,586,148	1,402,857
Goodwill	1,252,524	1,167,007
Deferred tax assets	191,649	234,932
Other noncurrent assets	80,331	79,618
Total assets	$7,455,506	$6,894,775

Liabilities and Stockholders’ Equity
Accounts payable	$975,138	$867,649
Accrued liabilities	531,740	649,634
Notes payable	14,051	11,873
Accounts Receivable Securitization Facility	221,979	125,209
Current portion of long-term debt	284,220	124,380
Total current liabilities	2,027,128	1,778,745
Long-term debt	3,863,580	3,702,054
Pension and postretirement benefits	386,647	405,238
Other noncurrent liabilities	307,563	322,536
Total liabilities	6,584,918	6,208,573

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 360,660,993 and 360,125,894, respectively	3,607	3,601
Additional paid-in capital	275,671	271,462
Retained earnings	1,077,808	850,345
Accumulated other comprehensive loss	(486,498)	(439,206)
Total stockholders’ equity	870,588	686,202
Total liabilities and stockholders’ equity	$7,455,506	$6,894,775

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Operating activities:
Net income	$391,463	$446,505
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	99,314	89,762
Amortization of debt issuance costs	6,951	7,943
Stock compensation expense	4,621	6,351
Deferred taxes and other	(4,170)	(10,591)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	(156,509)	(147,933)
Inventories	(278,962)	(74,945)
Other assets	42,122	(42,664)
Accounts payable	116,189	71,264
Accrued pension and postretirement benefits	(4,840)	15,021
Accrued liabilities and other	(74,890)	(29,623)
Net cash from operating activities	141,289	331,090
Investing activities:
Purchases of property, plant and equipment	(63,472)	(60,418)
Proceeds from sales of assets	1,779	4,398
Acquisition of business, net of cash acquired	(334,916)	(524)
Disposition of businesses	—	40,285
Net cash from investing activities	(396,609)	(16,259)
Financing activities:
Borrowings on notes payable	217,709	212,804
Repayments on notes payable	(217,987)	(249,708)
Borrowings on Accounts Receivable Securitization Facility	191,896	342,315
Repayments on Accounts Receivable Securitization Facility	(95,126)	(135,841)
Borrowings on Revolving Loan Facilities	2,841,860	2,957,799
Repayments on Revolving Loan Facilities	(2,488,500)	(2,738,000)
Repayments on Term Loan Facilities	(22,500)	(201,281)
Repayments on International Debt	(1,105)	(44,073)
Share repurchases	—	(299,919)
Cash dividends paid	(162,200)	(165,211)
Payments to amend and refinance credit facilities	(633)	(559)
Payment of contingent consideration	(3,540)	(41,250)
Taxes paid related to net shares settlement of equity awards	(5,778)	(8,075)
Other	486	3,401
Net cash from financing activities	254,582	(367,598)
Effect of changes in foreign exchange rates on cash	879	(7,433)
Change in cash, cash equivalents and restricted cash	141	(60,200)
Cash and cash equivalents at beginning of year	421,566	460,245
Cash, cash equivalents and restricted cash at end of period	421,707	400,045
Less restricted cash at end of period	23,208	—
Cash and cash equivalents per balance sheet at end of period	$398,499	$400,045

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial condition and cash flows of Hanesbrands Inc. and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. Three subsidiaries of the Company close one day after the Company’s consolidated quarter end. The difference in reporting of financial information for these subsidiaries did not have a material impact on the Company’s financial condition, results of operations or cash flows.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This standard requires that restricted cash and restricted cash equivalents be included in cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The Company adopted the provisions of ASU 2016-18 in the first quarter of 2018 using the retrospective transition method. The Company did not have restricted cash in prior periods; therefore, the adoption of the new guidance did not have an impact to previously reported cash flows. The Condensed Consolidated Statement of Cash Flow for the nine months ended September 29, 2018 includes restricted cash of $23,208.
Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost.” The new rules require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The new standard was effective for the Company in the first quarter of 2018 and applied with retrospective treatment. Accordingly, the Company reclassified $5,162 and $15,351 from the “Selling, general and administrative expenses” line to the “Other expenses” line within the Condensed Consolidated Statements of Income for the quarter and nine months ended September 30, 2017, respectively. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20).” The new rule expands disclosure requirements for employer sponsored defined benefit pension and other retirement plans. The new rules will be effective for the Company in the first quarter of 2020. The Company does not expect the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows, however expanded disclosures will be required.
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
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740).” The new rules amended SEC Staff Accounting Bulletin No. 118 (“SAB 118”) to incorporate the impact of the Tax Cuts and Jobs Act. The new standard was effective for the Company in the first quarter of 2018 and the impact will be reflected in the Company’s tax related disclosures throughout the year.
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
Financial Instruments
In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10).” The new rules clarify previously issued guidance regarding determination of the fair value of financial instruments. The new standard was effective for the Company in the third quarter of 2018. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations and cash flows.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Lease Accounting
In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. The standard will also result in enhanced quantitative and qualitative disclosures surrounding leases. The FASB has subsequently issued updates to the standard to provide clarification on specific topics, including adoption guidance and practical expedients. The new rules will be effective for the Company in the first quarter of 2019. The Company plans to adopt the new rules utilizing the modified retrospective method and will recognize any cumulative effect adjustment in retained earnings at the beginning of the period of adoption. The Company has established a cross-functional implementation team to analyze the impact and implement the new standard. The Company has collected relevant data in order to evaluate lease arrangements, assess potential embedded leases and evaluate accounting policy elections. The Company is also evaluating its processes and internal controls to identify any changes necessary as a result of the new rules. The Company has identified a global lease management and accounting software solution, which is currently being tested and implemented. While the Company is assessing the quantitative impact, the Company expects this adoption to result in material increases in assets and liabilities in its consolidated balance sheet, as well as enhanced disclosures, but does not expect this adoption to have a material impact on the Company’s results of operations or cash flows.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The new rules expand the hedging strategies that qualify for hedge accounting, including contractually-specified price components of a commodity purchase or sale, hedges of the benchmark rate component of the contractual coupon cash flows of fixed-rate assets and liabilities, hedges of the portion of a closed portfolio of prepayable assets and partial-term hedges of fixed-rate assets and liabilities. The new rules also allow additional time to complete hedge effectiveness testing and allow qualitative assessments subsequent to initial quantitative tests if there is a supportable expectation that the hedge will remain highly effective. The new rules will be effective for the Company in the first quarter of 2019, with early adoption permitted. The Company expects to adopt the new rules in the first quarter of 2019 and does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.
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
Codification Improvements
In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” The new rules clarify guidance around several subtopics by adopting enhanced verbiage to the following subtopics: reporting comprehensive income, debt modifications and extinguishments, distinguishing liabilities from equity, stock compensation, business combinations, derivatives and hedging, fair value measurement and defined contribution pension plans. Some of the amendments were effective upon issuance, but many of the amendments are effective for the Company in the first quarter of 2019. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s results of operations or cash flows.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Fair Value
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which modifies the disclosure requirements on fair value measurements. The new rules will be effective for the Company in the first quarter of 2020. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows, however its disclosures will be impacted.
Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 340-40),” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new rules will be effective for the Company in the first quarter of 2020. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The new rules eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. The new rules will be effective for the Company in the first quarter of 2020. The Company expects the new rules to impact its trade receivables and standby letters of credit, but does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.

(3)	Revenue Recognition
On December 31, 2017, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”) using the modified retrospective method applied to contracts which were pending as of December 31, 2017. Financial results included in the Company’s Condensed Consolidated Statement of Income for the quarter and nine months ended September 29, 2018 are presented under Topic 606, while prior year amounts have not been restated and continue to be reported in accordance with ASC 605, “Revenue Recognition” (“Topic 605”). As a result of adopting Topic 606, the Company did not adjust opening retained earnings.
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
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarter Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
Third-party brick-and-mortar wholesale	$1,458,126	$3,968,426
Consumer-directed	390,581	1,067,228
Total net sales	$1,848,707	$5,035,654
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
Bras N Things
On February 12, 2018, the Company acquired 100% of the outstanding equity of BNT Holdco Pty Limited (“Bras N Things”) for a total purchase price of A$498,236 (U.S.$391,572), which included a cash payment of A$428,956 (U.S.$337,123), an indemnification escrow of A$31,988 (U.S.$25,140) and debt assumed of A$34,280 (U.S.$26,942). During the nine months ended September 29, 2018, the purchase consideration was reduced by A$3,012 (U.S.$2,367) associated with the final working capital adjustment, resulting in a revised purchase price of A$495,224 (U.S.$389,205). U.S. dollar equivalents are based on acquisition date exchange rates.
The Company funded the acquisition with a combination of short-term borrowings under its revolving loan facility (the “Revolving Loan Facility”) and cash on hand. The indemnification escrow is held in a retention account for a period of 18 months after the date of the acquisition to secure indemnification claims or other obligations of the sellers under the purchase agreement. The remaining balance of the indemnification escrow, including interest earned, if any, will be paid to the sellers at the end of the 18 month period. The indemnification escrow, held in one of the Company’s bank accounts, is recognized and classified as restricted cash, with the balance as of September 29, 2018 included in the “Other current assets” line of the Condensed Consolidated Balance Sheet.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Bras N Things contributed net revenues of $79,587 and pretax earnings of $15,581 (excluding acquisition and integration related charges of approximately $5,341) since the date of acquisition. The results of Bras N Things have been included in the Company’s condensed consolidated financial statements since the date of acquisition and are reported as part of the International segment.
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

Cash and cash equivalents	$2,765
Accounts receivable, net	197
Inventories	9,610
Other current assets	1,637
Property, net	11,764
Trademarks and other identifiable intangibles	278,214
Deferred tax assets and other noncurrent assets	2,539
Total assets acquired	306,726
Accounts payable	4,929
Accrued liabilities and other	16,339
Deferred tax liabilities and other noncurrent liabilities	7,864
Total liabilities assumed	29,132
Net assets acquired	277,594
Goodwill	111,611
Total purchase price	$389,205
Total purchase price of the Bras N Things acquisition consisted of the following components:

Cash consideration paid	$337,123
Indemnification escrow asset	25,140
Debt assumed	26,942
Total purchase price	$389,205
Since February 12, 2018, goodwill related to the Bras N Things acquisition decreased by $1,013 as a result of measurement period adjustments, primarily related to working capital adjustments.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Unaudited pro forma results of operations for the Company are presented below assuming that the 2018 acquisition of Bras N Things had occurred on January 1, 2017. Pro forma operating results for the quarter and nine months ended September 30, 2017 exclude and include expenses totaling $300 and $623 respectively, for acquisition-related adjustments primarily related to inventory and intangible assets.

	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$1,848,707	$1,831,502	$5,054,161	$4,919,291
Net income from continuing operations	171,421	209,768	394,494	460,947
Earnings per share from continuing operations:
Basic	$0.47	$0.57	$1.09	$1.25
Diluted	0.47	0.57	1.08	1.24
Champion Europe
In 2016, the Company acquired 100% of Champion Europe S.p.A. (“Champion Europe”), in an all-cash transaction valued at €220,751 (U.S.$245,554) on an enterprise value basis, less working capital adjustments as defined in the purchase agreement, which included an estimated contingent consideration of €40,700 (U.S.$45,277). The final contingent consideration for the Champion Europe acquisition was determined to be €64,250 (U.S.$73,738), of which €37,820 (U.S.$41,250) was paid in April 2017 and €26,430 (U.S.$32,488) was paid in February 2018. U.S. dollar equivalents are based on acquisition date or payment date exchange rates, as applicable.

(5)	Stockholders’ Equity
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method.
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Basic weighted average shares outstanding	363,510	366,083	363,338	368,885
Effect of potentially dilutive securities:
Stock options	723	1,541	882	1,591
Restricted stock units	401	535	303	470
Employee stock purchase plan and other	4	1	4	1
Diluted weighted average shares outstanding	364,638	368,160	364,527	370,947
There were 84 restricted stock units excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the quarter and nine months ended September 29, 2018. For the quarter and nine months ended September 30, 2017, there were 28 and 58 restricted stock units, respectively, excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the quarters and nine months ended September 29, 2018 and September 30, 2017, there were no anti-dilutive options to purchase shares of common stock.
For the quarters ended September 29, 2018 and September 30, 2017, the Company declared cash dividends of $0.15 per share. For the nine months ended September 29, 2018 and September 30, 2017, the Company declared cash dividends of $0.45 per share.
On October 23, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding shares of common stock to be paid on December 4, 2018 to stockholders of record at the close of business on November 13, 2018.
On April 27, 2016, the Company’s Board of Directors approved the current share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Company did not repurchase any shares during the quarter and nine months ended September 29, 2018 and quarter ended September 30, 2017. For the nine months ended September 30, 2017, the Company entered into transactions to repurchase 14,696 shares at a weighted average purchase price of $20.39 per share. The shares were repurchased at a total cost of $299,919. At September 29, 2018, the remaining repurchase authorization totaled 20,360 shares. The program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

(6)	Inventories
Inventories consisted of the following:

	September 29, 2018	December 30, 2017
Raw materials	$134,684	$129,287
Work in process	195,559	226,659
Finished goods	1,809,038	1,519,044
	$2,139,281	$1,874,990

(7)	Debt
Debt consisted of the following:

	Interest Rate as of September 29, 2018	Principal Amount		Maturity Date
		September 29, 2018	December 30, 2017
Senior Secured Credit Facility:
Revolving Loan Facility	3.69%	$313,500	$—	December 2022
Term Loan A	3.70%	731,250	750,000	December 2022
Term Loan B	3.99%	496,250	500,000	December 2024
Australian Term A-1	3.39%	125,686	135,826	July 2019
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	580,248	599,649	June 2024
European Revolving Loan Facility	1.50%	116,050	81,539	September 2019
Accounts Receivable Securitization Facility	2.97%	221,979	125,209	March 2019
Other International Debt	Various	21,559	1,044	Various
		4,406,522	3,993,267
Less debt issuance costs		36,743	41,624
Less current maturities		506,199	249,589
		$3,863,580	$3,702,054
As of September 29, 2018, the Company had $682,165 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account outstanding borrowings and $4,335 of standby and trade letters of credit issued and outstanding under this facility. The Company entered into an accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) in November 2007. The Company’s maximum borrowing capacity under the Accounts Receivable Securitization Facility was $225,000 as of September 29, 2018, however based on the outstanding borrowings and net eligible receivables balance within the collateral pool, the Accounts Receivable Securitization Facility was fully utilized as of September 29, 2018. Borrowings under the Accounts Receivable Securitization Facility are permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans and also subject to a fluctuating facility limit, not to exceed $225,000. The Company had $25,507 of borrowing availability under the Australian Revolving Loan Facility, no borrowing availability under the European Revolving Loan Facility and $116,688 of borrowing availability under other international lines of credit after taking into account outstanding borrowings and letters of credit outstanding under the applicable facility.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

In March 2018, the Company amended the Accounts Receivable Securitization Facility. This amendment primarily extended the maturity date to March 2019. In June 2018, the Company amended the Accounts Receivable Securitization Facility to remove certain receivables from being pledged as collateral for the facility and reduce the maximum availability to $225,000. In September 2018, the Company amended the Accounts Receivable Securitization Facility to remove certain additional receivables from being pledged as collateral for the facility.
In September 2018, the Company amended the European Revolving Loan Facility primarily to extend the maturity date to September 2019.
As of September 29, 2018, the Company was in compliance with all financial covenants under its credit facilities.

(8)	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 30, 2017	$(43,505)	$(25,461)	$(614,000)	$243,760	$(439,206)
Amounts reclassified from accumulated other comprehensive loss	—	9,686	12,934	(5,492)	17,128
Current-period other comprehensive income (loss) activity	(82,664)	25,067	—	(6,823)	(64,420)

Balance at September 29, 2018	$(126,169)	$9,292	$(601,066)	$231,445	$(486,498)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Quarter Ended		Nine Months Ended
		September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Gain (loss) on foreign exchange contracts	Cost of sales	$(2,467)	$414	$(9,686)	$3,348
	Income tax	455	191	1,870	(934)
	Net of tax	(2,012)	605	(7,816)	2,414
Amortization of deferred actuarial loss and prior service cost	Other expenses	(4,919)	(4,862)	(12,934)	(14,440)
	Income tax	1,378	1,867	3,622	5,545
	Net of tax	(3,541)	(2,995)	(9,312)	(8,895)

Total reclassifications		$(5,553)	$(2,390)	$(17,128)	$(6,481)

(9)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of September 29, 2018, the notional U.S. dollar equivalent of the Company’s derivative portfolio was $594,794, primarily consisting of contracts hedging exposures to the Euro, Australian dollar, Canadian dollar and Mexican peso.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Fair Values of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		September 29, 2018	December 30, 2017
Hedges	Other current assets	$14,316	$1,464
Non-hedges	Other current assets	4,774	136
Total derivative assets		19,090	1,600

Hedges	Accrued liabilities	(766)	(14,750)
Non-hedges	Accrued liabilities	(976)	(7,818)
Total derivative liabilities		(1,742)	(22,568)

Net derivative asset (liability)		$17,348	$(20,968)
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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $13,991.
The ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Cost of sales” line in the Condensed Consolidated Statements of Income.
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Loss Recognized in AOCI (Effective Portion)		Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign exchange contracts	$(207)	$(17,379)	$25,067	$(43,660)

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign exchange contracts	Cost of sales	$(2,467)	$414	$(9,686)	$3,348
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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Quarter Ended		Nine Months Ended
		September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign exchange contracts	Cost of sales	$(2,241)	$—	$16,870	$—
Foreign exchange contracts	Selling, general and administrative expenses	(445)	3,277	330	(1,398)
Total		$(2,686)	$3,277	$17,200	$(1,398)

(10)	Fair Value of Assets and Liabilities
As of September 29, 2018, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates and deferred compensation plan liabilities. The fair values of foreign exchange rate derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a recurring basis.
There were no changes during the quarter ended September 29, 2018 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers into or out of Level 1, Level 2 or Level 3 during the quarter ended September 29, 2018. As of and during the quarter and nine months ended September 29, 2018, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of September 29, 2018
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts - assets	$19,090	$—	$19,090	$—
Foreign exchange derivative contracts - liabilities	(1,742)	—	(1,742)	—
	17,348	—	17,348	—
Deferred compensation plan liability	(46,340)	—	(46,340)	—
Total	$(28,992)	$—	$(28,992)	$—

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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of September 29, 2018 and December 30, 2017. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $47,267 and $26,096 as of September 29, 2018 and December 30, 2017, respectively. The fair value of debt, which is classified as a Level 2 liability, was $4,371,893 and $4,093,229 as of September 29, 2018 and December 30, 2017, respectively. Debt had a carrying value of $4,406,522 and $3,993,267 as of September 29, 2018 and December 30, 2017, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of September 29, 2018 and December 30, 2017, primarily due to the short-term nature of these instruments.

(11)	Income Taxes
The Company’s effective income tax rate for continuing operations was 12.9% and 2.0% for the quarters ended September 29, 2018 and September 30, 2017, respectively. The Company’s effective income tax rate for continuing operations was 14.2% and 4.2% for the nine months ended September 29, 2018 and September 30, 2017, respectively. The higher effective income tax rate for the quarter and nine months ended September 29, 2018 compared to the quarter and nine months ended September 30, 2017 was primarily due to certain provisions of the Tax Cuts and Jobs Act (the “Tax Act”), specifically the base-broadening provision which imposed a new minimum tax on global intangible low-tax income (“GILTI”).
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
As of September 29, 2018, the Company is continuing to evaluate its provisional estimate regarding the overall impact of the Tax Act, including being partially reinvested with respect to prior year undistributed earnings. A $3,053 net beneficial change to the Company’s provisional estimate was recorded during the quarter ended September 29, 2018. The net change to the Company’s provisional estimate related to a refinement of the year-end revaluation of the Company’s net domestic deferred tax assets, a refinement of the Company’s transition tax calculation, further assessment of the deductibility of executive compensation based on released guidance and the repatriations of foreign earnings during the year. The Company continues to assess the impact of new guidance on its positions, including the permanent reinvestment of a portion of prior year undistributed earnings. There are no additional changes at this time to the provisional amounts recorded as of the year ended December 30, 2017. The accounting is expected to be completed and disclosed in the fourth quarter of 2018, within the one-year measurement period as allowed by SAB 118.
During the first quarter ended March 31, 2018, the Company finalized its accounting policy decision with respect to the new GILTI tax rules, and has concluded that GILTI will be treated as a periodic charge in the year in which it arises, the Company will not record deferred taxes for the basis associated with GILTI earnings.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

For the quarter ended March 31, 2018 and included in the nine months ended September 29, 2018, the Company recorded a liability for an unrecognized tax benefit of $17,643 as part of purchase accounting for the Bras N Things acquisition. The Company is fully indemnified for all pre-acquisition unrecognized tax benefits, and expects that no change to the overall purchase price should be required.
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. During the fourth quarter of 2017, the Company was notified by the IRS that it would begin examining the Company’s 2015 federal income tax return. During the quarter ended September 29, 2018, the Company was notified by the IRS that it would also begin examining the 2016 federal income tax return. The company believes its unrecognized tax benefits are adequate in relation to any potential assessments. The outcome of either examination, which may conclude in the next 12 months, is not expected to have a material impact on the Company’s financial position or results of operations.

(12)	Discontinued Operations
As part of the Company’s acquisition of Hanes Australasia in 2016, the Company acquired Hanes Australasia’s legacy Dunlop Flooring and Tontine Pillow businesses. The Company concluded that these businesses were not a strategic fit; therefore, the decision was made to divest the businesses.
In February 2017, the Company sold its Dunlop Flooring business for A$34,564 (U.S.$26,219) in net cash proceeds at the time of sale, with an additional A$1,334 (U.S.$1,012) of proceeds received in April 2017 related to a working capital adjustment, resulting in a pre-tax loss of A$2,715 (U.S.$2,083). U.S. dollar equivalents are based on exchange rates on the date of the sale transaction. The Dunlop Flooring business was reported as part of discontinued operations since the date of acquisition.
In March 2017, the Company sold its Tontine Pillow business for A$13,500 (U.S.$10,363) in net cash proceeds at the time of sale. A working capital adjustment of A$966 (U.S.$742) was paid to the buyer in April 2017, resulting in a net pre-tax gain of A$2,415 (U.S.$1,856). U.S. dollar equivalents are based on exchange rates on the date of the sale transaction. The Tontine Pillow business was reported as part of discontinued operations since the date of acquisition.
The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to these businesses that were eliminated from ongoing operations. The key components from discontinued operations related to the Dunlop Flooring and Tontine Pillow businesses were as follows:

	Quarter Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Net sales	$—	$6,865
Cost of sales	—	4,507
Gross profit	—	2,358
Selling, general and administrative expenses	—	3,729
Operating loss	—	(1,371)
Other expenses	—	303
Net loss on disposal of businesses	—	242
Loss from discontinued operations before income tax expense	—	(1,916)
Income tax expense	—	181
Net loss from discontinued operations, net of tax	$—	$(2,097)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(13)	Subsequent Event
On October 15, 2018, Sears Holdings Corporation (“Sears”) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the filing, the Company recorded bad debt expense of approximately $14,113 in the quarter and nine months ended September 29, 2018 to reflect the Company’s assessment of the accounts receivable collectability from Sears. The Company recorded this charge in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income.

(14)	Business Segment Information
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

	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales:
Innerwear	$599,726	$644,059	$1,785,498	$1,868,255
Activewear	554,953	519,496	1,306,863	1,226,595
International	619,435	556,730	1,735,184	1,509,370
Other	74,593	78,985	208,109	222,015
Total net sales	$1,848,707	$1,799,270	$5,035,654	$4,826,235

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Segment operating profit:
Innerwear	$132,244	$152,983	$392,792	$447,233
Activewear	93,605	87,497	189,400	189,819
International	99,624	78,394	253,243	191,203
Other	8,400	12,109	18,187	22,453
Total segment operating profit	333,873	330,983	853,622	850,708
Items not included in segment operating profit:
General corporate expenses	(46,161)	(45,364)	(136,694)	(127,210)
Acquisition, integration and other action-related charges	(20,732)	(16,874)	(65,514)	(81,303)
Amortization of intangibles	(10,091)	(10,279)	(28,404)	(23,595)
Total operating profit	256,889	258,466	623,010	618,600
Other expenses	(7,285)	(7,043)	(19,616)	(20,010)
Interest expense, net	(52,795)	(43,917)	(146,988)	(130,184)
Income from continuing operations before income tax expense	$196,809	$207,506	$456,406	$468,406
For the quarter ended September 29, 2018, the Company incurred $20,732 of acquisition, integration and other action-related charges that impact operating profit, of which $11,760 is reported in the “Cost of sales” line and $8,972 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended September 30, 2017, the Company incurred $16,874 of acquisition-related and integration charges, of which $2,230 is reported in the “Cost of sales” line and $14,644 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
For the nine months ended September 29, 2018, the Company incurred acquisition, integration and other action-related charges that impact operating profit of $65,514, of which $33,596 is reported in the “Cost of sales” line and $31,918 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the nine months ended September 30, 2017, the Company incurred acquisition-related and integration charges of $81,303, of which $21,989 is reported in the “Cost of sales” line and $59,314 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
As part of the Hanes Europe Innerwear acquisition strategy, in 2015 the Company identified management and administrative positions that were considered non-essential and/or duplicative that have or will be eliminated. As of December 30, 2017, the Company had accrued $22,302 for expected benefit payments related to employee termination and other benefits for affected employees. During the nine months ended September 29, 2018, there were net $8,484 of benefit payments, accrual adjustments and foreign currency adjustments, resulting in an ending accrual of $13,818, of which $7,509 and $6,309 is included in the “Accrued liabilities” and “Other noncurrent liabilities” lines of the Condensed Consolidated Balance Sheet, respectively.

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
Highlights from the Third Quarter Ended September 29, 2018
Key financial highlights are as follows:

•	Total net sales in the third quarter of 2018 were $1.85 billion, compared with $1.80 billion in the same period of 2017, representing a 3% increase.

•
Operating profit decreased 1% to $257 million in the third quarter of 2018, compared with $258 million in the same period of 2017. As a percentage of sales, operating profit was 13.9% in the third quarter of 2018 compared to 14.4% in the same period of 2017.

•	Diluted earnings per share from continuing operations decreased 15% to $0.47 in the third quarter of 2018, compared with $0.55 in the same period of 2017.
Outlook
We expect 2018 full-year net sales of $6.735 billion to $6.775 billion.
Interest and other expenses are expected to be approximately $221 million, combined.
We expect the 2018 full-year tax rate to approach 15 percent.
We expect cash flow from operations to be in the range of $625 million to $675 million. We expect capital expenditures of approximately $90 million to $100 million.
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
Condensed Consolidated Results of Operations — Third Quarter Ended September 29, 2018 Compared with Third Quarter Ended September 30, 2017

	Quarter Ended
	September 29, 2018	September 30, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,848,707	$1,799,270	$49,437	2.7%
Cost of sales	1,136,040	1,120,813	15,227	1.4
Gross profit	712,667	678,457	34,210	5.0
Selling, general and administrative expenses	455,778	419,991	35,787	8.5
Operating profit	256,889	258,466	(1,577)	(0.6)
Other expenses	7,285	7,043	242	3.4
Interest expense, net	52,795	43,917	8,878	20.2
Income from continuing operations before income tax expense	196,809	207,506	(10,697)	(5.2)
Income tax expense	25,388	4,150	21,238	511.8
Income from continuing operations	171,421	203,356	(31,935)	(15.7)
Income from discontinued operations, net of tax	—	—	—	NM
Net income	$171,421	$203,356	$(31,935)	(15.7)%
Net Sales
Net sales increased 3% during the third quarter of 2018 primarily due to the following:

•	Acquisition of Bras N Things in 2018 and Alternative Apparel in 2017, which added incremental net sales of $48 million in the third quarter of 2018;

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign currency and businesses acquired within 12 months, which increased more than 1% in the quarter, driven by strong growth in our global Champion brand, men’s underwear business and online sales, partially offset by declines in our remaining innerwear and activewear product categories; and

•	Unfavorable impact from foreign exchange rates in our International businesses of approximately $22 million.
Gross Profit
Gross profit as a percentage of sales was 38.5%, an increase from prior year of approximately 80 basis points. Gross margin increased as expansion in our International segment gross margin and favorable product mix within our Activewear segment was partially offset by higher input costs and higher acquisition, integration and other action-related charges. Included in gross profit in the third quarters of 2018 and 2017 are charges of $12 million and $2 million, respectively, related to acquisition, integration and other action-related costs.
Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 24.7% for the third quarter of 2018 compared to 23.3% in the same period of 2017. Included in selling, general and administrative expenses were charges of $9 million and $15 million for acquisition, integration and other action-related costs for the third quarters of 2018 and 2017, respectively. Selling, general and administrative expenses, as a percentage of net sales, increased due to a $14 million bad debt charge related to the Sears Holdings Corporation (“Sears”) bankruptcy filing, investments to support our brands and growth strategies, higher distribution expenses and higher proportion of selling, general and administrative costs at our recently acquired businesses, partially offset by continued realization of acquisition synergies and lower acquisition, integration and other action-related costs for the third quarter of 2018 compared to the third quarter of 2017.
Other Highlights
Interest Expense – higher by $9 million in the third quarter of 2018 compared to the third quarter of 2017 driven by higher debt balances and a higher weighted average interest rate. Our weighted average interest rate on our outstanding debt was 3.95% during the third quarter of 2018, compared to 3.84% in the third quarter of 2017.
Income Tax Expense – our effective income tax rate was 12.9% and 2.0% for the third quarters of 2018 and 2017, respectively. The higher tax rate in 2018 compared to the same period of 2017 is primarily due to certain provisions of the Tax Cuts and Jobs Act (the “Tax Act”), specifically the base-broadening provision which imposed a new minimum tax on global intangible low-tax income (“GILTI”), offset by favorable discrete items recorded in the quarter ended September 29, 2018.
Operating Results by Business Segment — Third Quarter Ended September 29, 2018 Compared with Third Quarter Ended September 30, 2017

	Net Sales		Operating Profit
	Quarter Ended		Quarter Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(dollars in thousands)
Innerwear	$599,726	$644,059	$132,244	$152,983
Activewear	554,953	519,496	93,605	87,497
International	619,435	556,730	99,624	78,394
Other	74,593	78,985	8,400	12,109
Corporate	—	—	(76,984)	(72,517)
Total	$1,848,707	$1,799,270	$256,889	$258,466
Innerwear

	Quarter Ended
	September 29, 2018	September 30, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$599,726	$644,059	$(44,333)	(6.9)%
Segment operating profit	132,244	152,983	(20,739)	(13.6)
Segment operating margin	22.1%	23.8%
Innerwear net sales decreased 7% driven by a 4% decline in our basics business and a 14% decline in our intimates business as strength in our men’s underwear and shapewear businesses was more than offset by declines in our other basics and intimates product categories. Net sales in our basic apparel decreased in the women’s panties and sock businesses, that were partially offset by increased sales within the men’s underwear business. Net sales in our intimate apparel business decreased primarily driven by declines in our bras product category.
Innerwear operating margin was 22.1%, representing a decline from the same period a year ago as a result of lower sales volume and higher raw material costs.

Activewear

	Quarter Ended
	September 29, 2018	September 30, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$554,953	$519,496	$35,457	6.8%
Segment operating profit	93,605	87,497	6,108	7.0
Segment operating margin	16.9%	16.8%
Activewear net sales increased 7% as a result of our acquisition of Alternative Apparel in 2017, which contributed incremental net sales of $16 million, as well as approximately 27% increase in our total Champion net sales. Core Champion sales within the Activewear segment, which we define as Champion sales outside of the mass retail channel, were up nearly 42% in the quarter driven by strong consumer demand, space gains in the sports specialty channels and growth in the online channel. In addition, Champion sales in mass retail channel were up nearly 5% in the quarter. Growth in Champion sales and strength in the replenishable activewear business more than offset the decline in our Hanes activewear business within the mass retail channel due to space reductions.
Activewear operating margin was 16.9%, representing a slight increase from prior year as favorable customer and product mix were partially offset by higher selling, general and administrative expenses, reflecting the short-term dilution from Alternative Apparel and higher marketing and brand support investments.
International

	Quarter Ended
	September 29, 2018	September 30, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$619,435	$556,730	$62,705	11.3%
Segment operating profit	99,624	78,394	21,230	27.1
Segment operating margin	16.1%	14.1%
Net sales in the International segment increased 11% as a result of the following:

•	Our acquisition of Bras N Things in the first quarter of 2018, which contributed incremental net sales of $32 million; and

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign currency and businesses acquired within 12 months, increased 10% in the international segment driven by our global Champion sales growth, primarily in the Europe and Asia markets.

Partially offset by:

•	Unfavorable impact of foreign currency exchange rates of approximately $22 million.
International operating margin was 16.1%, an increase from prior year primarily due to scale efficiencies and continued realization of acquisition synergies coupled with high margin contributions from the recently acquired Bras N Things business.
Other

	Quarter Ended
	September 29, 2018	September 30, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$74,593	$78,985	$(4,392)	(5.6)%
Segment operating profit	8,400	12,109	(3,709)	(30.6)
Segment operating margin	11.3%	15.3%
Other net sales were lower as a result of continued decline in hosiery sales and slower traffic at our outlet stores. Operating margin decreased due to a decrease in sales volume.
Corporate
Corporate expenses included certain administrative costs, including charges of approximately $14 million in the quarter ended September 29, 2018 related to the Sears bankruptcy filing, and acquisition, integration and other action-related charges.

Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, information technology costs and similar charges. Smaller acquisitions and other action-related costs include acquisition and integration charges for our smaller acquisitions such as Alternative Apparel, as well as other action-related costs related to a supply chain network realignment.

	Quarter Ended
	September 29, 2018	September 30, 2017
	(dollars in thousands)
Acquisition, integration and other action-related costs:
Hanes Europe Innerwear	$7,076	$8,136
Hanes Australasia	1,444	9,383
Bras N Things	2,065	—
Champion Europe	350	2,528
Smaller acquisitions and other action-related costs	9,797	(3,173)
Total acquisition, integration and other action-related costs	$20,732	$16,874
Condensed Consolidated Results of Operations — Nine Months Ended September 29, 2018 Compared with Nine Months Ended September 30, 2017

	Nine Months Ended
	September 29, 2018	September 30, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$5,035,654	$4,826,235	$209,419	4.3%
Cost of sales	3,084,110	2,962,345	121,765	4.1
Gross profit	1,951,544	1,863,890	87,654	4.7
Selling, general and administrative expenses	1,328,534	1,245,290	83,244	6.7
Operating profit	623,010	618,600	4,410	0.7
Other expenses	19,616	20,010	(394)	(2.0)
Interest expense, net	146,988	130,184	16,804	12.9
Income from continuing operations before income tax expense	456,406	468,406	(12,000)	(2.6)
Income tax expense	64,943	19,804	45,139	227.9
Income from continuing operations	391,463	448,602	(57,139)	(12.7)
Loss from discontinued operations, net of tax	—	(2,097)	2,097	NM
Net income	$391,463	$446,505	$(55,042)	(12.3)%
Net Sales
Net sales increased 4% in the nine months of 2018 compared to the same period of 2017 as a result of the following:

•	Acquisitions of Bras N Things in 2018 and Alternative Apparel in 2017, which added incremental net sales of nearly $132 million in the nine months of 2018;

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign currency and businesses acquired within 12 months, increased nearly 1% in the nine months of 2018 driven by strong growth in our global Champion and online sales, offset in part by declines in our basic, intimate apparel and Hanes activewear businesses; and

•	Favorable impact from foreign exchange rates in our International businesses of approximately $38 million.
Gross Profit
Gross profit as a percentage of sales for the nine months of 2018 was 38.8%, an increase from the same period of the prior year over 10 basis points. The gross margin increased with expansion in our International segment gross margin and continued realization of acquisition synergies, offset by higher input costs and higher acquisition, integration and other action-related charges. Included in gross profit in the nine months of 2018 and 2017 are charges of $34 million and $22 million, respectively, related to acquisition, integration and other action-related costs.

Selling, General and Administrative Expenses
As a percentage of net sales, our selling, general and administrative expenses were 26.4% for the nine months of 2018 compared to 25.8% in the same period of 2017. Included in selling, general and administrative expenses were charges of $32 million and $59 million for acquisition, integration and other action-related costs for the nine months of 2018 and 2017, respectively. Selling, general and administrative expenses, as a percentage of net sales, increased due to a $14 million bad debt charge related to the Sears bankruptcy filing, increased distribution expenses from short term labor inefficiencies and higher proportion of selling, general and administrative costs at our recently acquired businesses, offset partially by continued realization of acquisition synergies, lower acquisition, integration and other action-related costs for the nine months of 2018 compared to 2017 and cost savings realized from the corporate headcount reduction efforts in 2017.
Other Highlights
Interest Expense – higher by $17 million for the nine months of 2018 compared to 2017 primarily due to higher debt balances and a higher weighted average interest rate. Our weighted average interest rate on our outstanding debt was 3.86% for the nine months of 2018 and 3.78% for the nine months of 2017.
Income Tax Expense – our effective income tax rate was 14.2% and 4.2% for the nine months of 2018 and 2017, respectively. The higher effective income tax rate for the nine months of 2018 compared to 2017 was primarily due to certain provisions of the Tax Act, specifically the base-broadening provision which imposed a new minimum tax on GILTI, offset by favorable discrete items recorded in the nine months ended September 29, 2018.
Discontinued Operations – the results of our discontinued operations include the operations of two businesses, Dunlop Flooring and Tontine Pillow, which were purchased in the Hanes Australasia acquisition in 2016 and sold during the first quarter of 2017.
Operating Results by Business Segment — Nine Months Ended September 29, 2018 Compared with Nine Months Ended September 30, 2017

	Net Sales		Operating Profit
	Nine Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(dollars in thousands)
Innerwear	$1,785,498	$1,868,255	$392,792	$447,233
Activewear	1,306,863	1,226,595	189,400	189,819
International	1,735,184	1,509,370	253,243	191,203
Other	$208,109	222,015	18,187	22,453
Corporate	—	—	(230,612)	(232,108)
Total	$5,035,654	$4,826,235	$623,010	$618,600
Innerwear

	Nine Months Ended
	September 29, 2018	September 30, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,785,498	$1,868,255	$(82,757)	(4.4)%
Segment operating profit	392,792	447,233	(54,441)	(12.2)
Segment operating margin	22.0%	23.9%

Innerwear net sales decreased as strength in our men’s underwear business was offset by softness across our other innerwear businesses. Net sales in our basic apparel business decreased compared to the same period a year ago driven by strength in our men’s underwear business, more than offset by declines in women’s panties, children’s underwear and sock businesses. Net sales across our intimate apparel businesses declined.
Innerwear operating margin was 22.0%, representing a reduction from the same period a year ago due to the impact from higher raw material costs and product mix, which was partially offset by lower selling, general and administrative expenses as a result of the prior year’s corporate headcount reduction efforts.

Activewear

	Nine Months Ended
	September 29, 2018	September 30, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,306,863	$1,226,595	$80,268	6.5%
Segment operating profit	189,400	189,819	(419)	(0.2)
Segment operating margin	14.5%	15.5%
Activewear net sales increased as a result of our acquisition of Alternative Apparel in 2017, which contributed incremental net sales in 2018 of $52 million, as well as an approximately 2% increase in net sales among our other activewear businesses. Core Champion sales within the Activewear segment, which we define as Champion sales outside of the mass retail channel, were up approximately 47% in the nine months ended September 29, 2018, driven by strong consumer demand, space gains in the sports specialty channels and growth in the online channel. Growth in core Champion sales more than offset declines in our Champion and Hanes activewear businesses within the mass retail channel due to space reductions.
Activewear operating margin was 14.5%, representing a decline from prior year as favorable product mix and cost savings associated with the prior year’s corporate headcount reduction efforts were more than offset by higher raw material costs, higher distribution costs driven by labor inefficiencies and a higher proportion of selling, general and administrative expenses from our recently acquired businesses.
International

	Nine Months Ended
	September 29, 2018	September 30, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,735,184	$1,509,370	$225,814	15.0%
Segment operating profit	253,243	191,203	62,040	32.4
Segment operating margin	14.6%	12.7%
Net sales in the International segment were higher as a result of the following:

•	Our acquisition of Bras N Things in the first quarter of 2018, which contributed incremental net sales of $80 million;

•	Increased net sales driven by our global Champion sales growth, primarily in the Europe and Asia markets; and

•	Favorable impact of foreign currency exchange rates of approximately $38 million.
International operating margin was 14.6%, an increase from prior year primarily due to scale efficiencies, favorable mix and the continued realization of acquisition synergies coupled with high margin contributions from the recently acquired Bras N Things business.
Other

	Nine Months Ended
	September 29, 2018	September 30, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$208,109	$222,015	$(13,906)	(6.3)%
Segment operating profit	18,187	22,453	(4,266)	(19.0)
Segment operating margin	8.7%	10.1%
Other net sales were lower as a result of continued declines in hosiery sales in the U.S. and slower traffic at our outlet stores. Operating margin decreased slightly as the impact from lower sales volume was only partially offset by continued cost control.
Corporate
Corporate expenses included certain administrative costs, including charges of approximately $14 million in the nine months ended September 29, 2018 related to the Sears bankruptcy filing, and acquisition, integration and other action-related charges. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. These costs include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, facility closures, inventory write-offs, information technology costs, and similar charges. Smaller acquisitions and other action-related costs include acquisition and integration charges for our smaller acquisitions such as Alternative Apparel, as well as other action-related costs related to a supply chain network realignment.

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(dollars in thousands)
Acquisition, integration and other action-related costs:
Hanes Europe Innerwear	$24,107	$38,528
Hanes Australasia	14,183	27,361
Bras N Things	5,341	—
Champion Europe	3,308	8,096
Smaller acquisitions and other action-related costs	18,575	7,318
Total acquisition, integration and other action-related costs	$65,514	$81,303
Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
Our primary sources of liquidity are cash generated by operations and availability under our Revolving Credit Facility, our senior secured credit facility (the “Senior Secured Credit Facility”), our Accounts Receivable Securitization Facility and our international loan facilities.
We had the following borrowing capacity and availability under our credit facilities as of September 29, 2018:

	As of September 29, 2018
	Borrowing Capacity	Borrowing Availability
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility	$1,000,000	$682,165
Australian Revolving Loan Facility	47,177	25,507
European Revolving Loan Facility	116,050	—
Accounts Receivable Securitization Facility[1]	225,000	—
Other international credit facilities	180,567	116,688
Total liquidity from credit facilities	$1,568,794	$824,360
1Borrowing availability under the Accounts Receivable Securitization Facility is subject to a quarterly fluctuating facility limit, not to exceed $225 million, and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans.
At September 29, 2018, we had $398 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations (typically in the second half of the year), together with our available credit capacity, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
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

Dividends
In January, April and July of 2018, our Board of Directors declared a regular quarterly dividend of $0.15 per share, which were paid in March, June and September of 2018. On October 23, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding shares of common stock to be paid on December 4, 2018 to stockholders of record at the close of business on November 13, 2018.
Share Repurchase Program
In April 2016, our Board of Directors approved the current share repurchase program for up to 40 million shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. We did not repurchase any shares during the nine months ended September 29, 2018. For the nine months ended September 30, 2017 we repurchased approximately 15 million shares at a weighted average purchase price of $20.39. The shares were repurchased at a total cost of $300 million. At September 29, 2018, the remaining repurchase authorization totaled approximately 20 million shares. The program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time at our discretion.
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
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the nine months ended September 29, 2018 and September 30, 2017 was derived from our condensed consolidated financial statements.

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(dollars in thousands)
Operating activities	$141,289	$331,090
Investing activities	(396,609)	(16,259)
Financing activities	254,582	(367,598)
Effect of changes in foreign currency exchange rates on cash	879	(7,433)
Change in cash, cash equivalents and restricted cash	141	(60,200)
Cash and cash equivalents at beginning of year	421,566	460,245
Cash, cash equivalents and restricted cash at end of period	421,707	400,045
Less restricted cash at end of period	23,208	—
Cash and cash equivalents per balance sheet at end of period	$398,499	$400,045
Operating Activities
Our overall liquidity is primarily driven by our cash flow from operations, which is dependent on net income, as well as changes in our working capital. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to prior year, the lower cash generated from operating activities is due to the final Champion Europe contingent consideration payment in the first quarter of 2018, the $15 million pension contribution in the second quarter of 2018, lower accounts receivables collection due to sales generated late in the quarter and increased inventory levels, offset partially by improved payable terms.
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
Financing Arrangements
In March 2018, we amended the Accounts Receivable Securitization Facility. This amendment primarily extended the maturity date to March 2019. In June 2018, we amended the Accounts Receivable Securitization Facility to remove certain receivables from being pledged as collateral for the facility. In September 2018, we amended the Accounts Receivable Securitization Facility to remove certain additional receivables from being pledged as collateral for the facility.
In September 2018, we amended the European Revolving Loan Facility primarily to extend the maturity date to September 2019.
As of September 29, 2018, we were in compliance with all financial covenants under our credit facilities. We expect to maintain compliance with these covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2017 or other SEC filings could cause noncompliance.
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

4.1
Supplemental Indenture No. 6 (to Indenture dated June 3, 2016), dated as of August 24, 2018, among Hanesbrands Finance Luxembourg S.C.A., Hanes Global Holdings U.S. Inc. and U. S. Bank Trustees Limited.

4.2	Supplemental Indenture No. 7 (to Indenture dated June 3, 2016), dated as of October 1, 2018, among Hanesbrands Finance Luxembourg S.C.A., Hanesbrands Spain S.A. and U. S. Bank Trustees Limited.

31.1	Certification of Gerald W. Evans, Jr., Chief Executive Officer.

31.2	Certification of Barry A. Hytinen, Chief Financial Officer.

32.1	Section 1350 Certification of Gerald W. Evans, Jr., Chief Executive Officer.

32.2	Section 1350 Certification of Barry A. Hytinen, Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ Barry A. Hytinen
Barry A. Hytinen Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: November 1, 2018