Form 10-K
period 2018-12-29
Hanesbrands Inc.
filed 2019-02-11
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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
New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer		Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $7,881,568,615 (based on the closing price of the common stock of $22.02 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).
As of February 1, 2019, there were 361,424,006 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2019 annual meeting of stockholders.

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
Company Overview
Hanesbrands Inc. (collectively with its subsidiaries, “Hanesbrands,” “we,” “us,” “our” or the “Company”) is a socially responsible leading marketer of everyday basic innerwear and activewear apparel in the Americas, Europe, Australia and Asia/Pacific under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, Maidenform, DIM, Bali, Playtex, Bras N Things, Nur Die/Nur Der, Alternative, L’eggs, JMS/Just My Size, Lovable, Wonderbra, Berlei and Gear for Sports.
Hanesbrands is a diverse, global apparel company that operates a portfolio of profitable businesses. Our products are marketed to consumers shopping in mass merchants, mid-tier and department stores, specialty stores, the consumer-directed channel, which includes our owned retail locations, as well as e-commerce sites.
Unlike most apparel companies, Hanesbrands primarily operates its own manufacturing facilities. More than 70% of the apparel units that we sell are manufactured in our own plants or those of dedicated contractors. We have a long history of innovation, product excellence and brand recognition and we continue to use our Innovate-to-Elevate strategy to integrate our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher value products while lowering production costs. Our Tagless apparel platform, Comfort Flex Fit apparel platform, ComfortBlend fabric platform, temperature-control X-Temp fabric platform and FreshIQ advanced odor protection technology fabric platform incorporate big-idea innovation to span across brands, product categories, business segments, retailer and distribution channels and geographies.
We take great pride in our strong reputation for ethical business practices and the success of our Hanes for Good corporate responsibility program for community and environmental improvement. Hanesbrands has been a U.S. Environmental Protection Agency Energy Star Sustained Excellence Award winner every year from 2012-2018 and Partner of the Year winner in 2010 and 2011. We are committed to the responsible management of energy, carbon emissions, water, wastewater, chemicals, solid waste and recycled materials in all of our facilities worldwide, and we report our progress annually. We are also a recognized leader for our community-building, philanthropy and workplace practices. More information about our Hanes for Good corporate responsibility initiatives may be found at www.HanesForGood.com.
Our fiscal year ends on the Saturday closest to December 31. All references to “2018”, “2017” and “2016” relate to the 52 week fiscal years ended on December 29, 2018, December 30, 2017 and December 31, 2016, respectively.
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
Hanes is the largest and most widely recognized brand in our portfolio. Hanes is the number one selling apparel brand in the United States and is found in nine out of 10 U.S. households. The Hanes brand covers all of our product categories, including men’s underwear, women’s panties, children’s underwear, bras, socks, T-shirts, fleece, shapewear and sheer hosiery. Hanes stands for outstanding comfort, style and value. Hanes is one of the most widely distributed brands in apparel, with a presence across mass merchandise retailers, e-commerce sites, discount stores and department stores. Through collaborations with third parties, the brand has also gained distribution with specialty retailers like Supreme and Urban Outfitters and in high end retail establishments like Nordstrom, Bloomingdales and Barneys.
Champion is our second-largest brand. This iconic athleticwear brand will celebrate its 100th anniversary in 2019. Founded in Rochester, New York in 1919, Champion has always been known for authentic American style and performance and helped pioneer some of the most important innovations in athleticwear, including reverse weave sweatshirts, mesh practice uniforms and sports bras. Champion athleticwear can be found in sporting goods retailers, e-commerce sites, department stores, college bookstores and specialty retailers, including Urban Outfitters, Zumiez and PacSun. In addition, we currently distribute a full line of men’s, women’s and children’s C9 Champion products exclusively through Target Corporation (“Target”) stores. Champion has collaborated with designers and other iconic brands around the world, including Todd Snyder, Supreme, Off-White and Beams. The Champion brand’s momentum has been fueled by distribution growth and expansion of Champion retail stores across the United States, Europe and Asia. As we celebrate the brand’s centennial with a year-long global marketing campaign, the Champion brand is poised to be a powerful global growth platform for Hanesbrands.
Our global portfolio includes two other megabrands with strong heritage and deep household penetration in their respective markets. Bonds is an over century-old brand that is the number one brand of men’s underwear, women’s underwear, children’s underwear and socks in Australia. DIM is a flagship European brand and a mass market leader in hosiery, men’s underwear, intimate apparel and socks in France.
Our portfolio also includes a number of iconic intimate apparel brands. Maidenform is America’s number one shapewear brand and has been trusted for stylish, modern bras, panties and shapewear since 1922. Bali offers a range of bras, panties and shapewear sold in the department store channel and is the number one bra brand in department stores. The Playtex brand is a recognized industry leader in supportive bras designed for the curvy woman and is sold everywhere from mass merchandise retailers to department stores.
In addition, we offer a variety of products under the following well-known brands: Bras N Things, Nur Die/Nur Der, Alternative, L’eggs, JMS/Just My Size, Lovable, Wonderbra, Berlei, and Gear for Sports.
These brands compliment our primary product offerings, allowing us to give consumers a variety of options to meet their diverse needs.
Our Segments
Our operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. In the first quarter of 2018, we eliminated the allocation of certain corporate overhead selling, general and administrative expenses related to the legal, human resources, information technology, finance and real estate departments to the segments in order to reflect the manner in which the business is managed and results are reviewed by our Chief Executive Officer, who is our chief operating decision maker. Prior year segment operating profit disclosures have been revised to conform to the current year presentation.
The following table summarizes our operating segments by product category:

Segment	Primary Products	Primary Brands
Innerwear	Basics, including men’s underwear, women’s panties, children’s underwear and socks	Hanes, Champion, Maidenform, Bali, JMS/Just My Size, Polo Ralph Lauren*
	Intimate apparel, such as bras and shapewear	Maidenform, Bali, Playtex, Hanes, JMS/Just My Size, DKNY,* Donna Karan*

Activewear	T-shirts, fleece, sport shirts, performance T-shirts and shorts, sports bras, thermals and teamwear	Champion, Hanes, Alternative, Gear for Sports, JMS/Just My Size, Hanes Beefy-T

International	Activewear, men’s underwear, women’s panties, children’s underwear, intimate apparel, socks, hosiery and home goods
Champion, Bonds, DIM, Hanes, Sheridan, Bras N Things, Playtex, Nur Die/Nur Der, Lovable, Wonderbra, Berlei, Maidenform, Abanderado, Shock Absorber, Zorba, Explorer, Sol y Oro, Bellinda, Polo Ralph Lauren,* Donna Karan,* DKNY*

*	Brand used under a license agreement.
Innerwear
Our Innerwear segment includes core apparel products, such as men’s underwear, women’s panties, children’s underwear, socks and intimate apparel, sold in the United States, under well-known brands that are trusted by consumers. We are the intimate apparel category leader in the United States with our Hanes, Maidenform, Bali, Playtex, JMS/Just My Size, Donna Karan and DKNY brands, and we are also the leading manufacturer and marketer of men’s underwear and children’s underwear in the United States under the Hanes, Champion and Polo Ralph Lauren brands. During 2018, net sales from our Innerwear segment were $2.4 billion, representing approximately 35% of total net sales.
Activewear
Our Activewear segment includes activewear products, such as T-shirts, fleece, performance apparel, sport shirts and thermals, sold in the United States. We are a leader in the activewear market through our Champion, Hanes, Alternative, and JMS/Just My Size brands, where we sell products such as T-shirts and fleece to both retailers and wholesalers. In addition to activewear for men and women, Champion provides uniforms for athletic programs and currently includes an apparel program, C9 Champion, at Target stores. We also license our Champion name for footwear and sports accessories. In 2017, we expanded our activewear offerings with the acquisition of the Alternative brand, a better basics lifestyle brand for men and women as we continue our shift to higher margin products. In our American Casualwear business, we supply our T-shirts, sport shirts and fleece products, including brands such as Hanes, Champion, Alternative and Hanes Beefy-T, to customers, primarily wholesalers, who then resell to the embellishment channel, and the consumer-directed channel. We sell licensed logo apparel in the mass retail channel and in collegiate bookstores and other channels under our Gear for Sports and Champion brands. We also sell licensed collegiate logo apparel primarily in the mass retail channel under our Knights Apparel brand. We also offer a range of quality, comfortable clothing for men, women and children marketed under the Hanes and JMS/Just My Size brands. During 2018, net sales from our Activewear segment were $1.8 billion, representing approximately 26% of total net sales.
International
Our International segment includes innerwear, activewear, hosiery and home goods products, sold outside of the United States, that are primarily marketed under the Champion, Bonds, DIM, Hanes, Sheridan, Bras N Things, Playtex, Nur Die/Nur Der, Lovable, Wonderbra, Berlei, Maidenform, Abanderado, Shock Absorber, Zorba, Sol y Oro, Polo Ralph Lauren, Fila, Bellinda, Ritmo, Kendall, Donna Karan and DKNY brands. Our Innerwear brands are market leaders across Australia and Western and Central Europe. In the intimate apparel category, we hold the number one market share in Australia and the number two market share in France, Italy and Spain. We are also the category leader in men’s underwear in Australia, France and Spain, and in hosiery in France and Germany. During 2018, net sales from our International segment were $2.3 billion, representing approximately 34% of total net sales and included sales primarily in Australasia, Europe, Asia, Latin America, Canada, the Middle East and Africa. Our largest international markets are Australasia, Europe, Japan, Canada, Mexico, China and Brazil.
The following table summarizes our brands and product categories sold within each international region:

International Country/Region	Primary Products	Primary Brands
Australasia	Basics, including men’s underwear, women’s panties, children’s underwear and socks	Bonds, Explorer
	Intimate apparel, such as bras and shapewear	Bonds, Bras N Things, Berlei
	Activewear	Champion
	Home goods	Sheridan

Europe	Basics, including men’s underwear, women’s panties, children’s underwear and socks	DIM, Nur Die/Nur Der, Abanderado, Bellinda
	Intimate apparel, such as bras and shapewear	DIM, Playtex, Lovable, Wonderbra, Maidenform, Shock Absorber
	Hosiery	DIM, Nur Die/Nur Der, Bellinda
	Activewear	Champion

Asia	Basics, including men’s underwear, women’s panties, children’s underwear and socks	Hanes, Champion, Polo Ralph Lauren,*
	Intimate apparel, such as bras and shapewear	Playtex, Wonderbra
	Activewear	Champion

Americas (excluding the United States)	Basics, including men’s underwear, women’s panties, children’s underwear and socks	Hanes, Zorba
	Intimate apparel, such as bras and shapewear	Wonderbra, Sol y Oro, Donna Karan,* DKNY*

*	Brand used under a license agreement.

We have experienced significant growth in sales generated outside the United States driven by acquisitions, primarily in Europe and Australasia, as well as the strong momentum of our Champion brand in Europe and Asia. The following table summarizes our international sales as a percentage of total net sales.
Customers and Distribution Channels
Our products are distributed through two main channels: indirectly through our third party brick-and-mortar wholesale customers and directly through consumer-directed sales. Third party brick-and-mortar wholesale revenue is primarily generated by sales of our products to retailers to support their brick-and-mortar operations, as well as by royalty revenue from licensing agreements. Consumer-directed revenue is primarily generated by sales to individual consumers through our own stores or e-commerce platforms, which include both our owned sites and the sites of our retail customers. In 2018, approximately 78% of our total net sales were to third party brick-and-mortar customers and 22% of our total net sales were consumer-directed.
In 2018, approximately 66% of our total net sales were in the United States and approximately 34% were outside the United States. Within the United States, approximately 84% of our net sales were wholesale sales to retailers and wholesalers and 16% were consumer-directed. We have well-established relationships with some of the largest apparel retailers in the world. Our largest customers are Wal-Mart Stores, Inc. (“Wal-Mart”) and Target, accounting for 16% and 12%, respectively, of our total net sales in 2018. As is common in the basic apparel industry, we generally do not have purchase agreements that obligate our customers to purchase our products. However, the majority of our key customer relationships have been in place for 10 years or more. Wal-Mart and Target are our only customers with sales that exceeded 10% of our total net sales in 2018, with substantially all Wal-Mart and Target sales reported within our Innerwear and Activewear segments.
Sales to mass merchants in the United States accounted for approximately 27% of our total net sales in 2018 and included all of our product categories under our Hanes, Champion, Playtex, Maidenform and JMS/Just My Size brands, as well as licensed logo apparel. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Wal-Mart and Target. Our largest mass merchant customer is Wal-Mart, which accounted for approximately 16% of our total net sales in 2018.
Sales to mid-tier and department stores in the United States accounted for approximately 8% of our total net sales in 2018. Mid-tier stores target a higher-income consumer than mass merchants, focus more on sales of apparel items rather than other consumer goods such as grocery and drug products and are characterized by large retailers such as Kohl’s Corporation and J.C. Penney Company, Inc. We sell all of our product categories in mid-tier stores. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than mid-tier stores or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s, Inc. and Belk, Inc. We sell products in our intimate apparel, underwear, socks, hosiery and activewear categories through department stores.
Consumer-directed sales in the United States accounted for approximately 10% of our total net sales in 2018. We sell products that span across the Innerwear and Activewear product categories in the e-commerce environment through our owned e-commerce websites and through pure play e-commerce sites, such as Amazon.com (“Amazon”). We also sell a range of our products through our retail and value-based outlet stores, as well as through the e-commerce sites of our brick and mortar retail customers.
Sales to other customers in the United States represented approximately 21% of our total net sales in 2018. We sell T-shirts, golf and sport shirts and fleece sweatshirts to wholesalers and third party embellishers primarily under our Hanes, Champion and Hanes Beefy-T brands. We also sell a significant range of our underwear, activewear and socks products under the Champion brand to wholesale clubs, such as Costco Wholesale Corporation, and sporting goods stores, such as DICK’S Sporting Goods Inc. We sell primarily legwear and underwear products under the Hanes and L’eggs brands to food, drug and variety stores. We also sell licensed logo apparel in collegiate bookstores. We sell products that span across our Innerwear and Activewear segments to the United States military for sale to servicemen and servicewomen and through discount retailers, such as the Dollar General Corporation.
Internationally, approximately 65% of our net sales were wholesale sales to retailers and 35% of our net sales were consumer-directed sales through our owned retail stores and e-commerce sites. For more information about our sales on a geographic basis, see Note, “Geographic Area Information,” to our consolidated financial statements.
Manufacturing, Sourcing and Distribution
During 2018, more than 70% of the apparel units we sold were from finished goods manufactured through a combination of facilities we own and operate, and facilities owned and operated by dedicated third party contractors who perform some of the steps in the manufacturing process for us, such as dyeing, cutting and/or sewing. We sourced the remainder of our finished goods from third party manufacturers who supply us with finished products based on our designs. In making decisions about the location of manufacturing operations and third party sources of supply, we consider a number of factors, including labor, local operating costs, geopolitical factors, product quality, regional infrastructure, applicable quotas and duties and freight costs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.
Finished Goods That Are Manufactured by Hanesbrands
The manufacturing process for the finished goods that we manufacture begins with raw materials we obtain from suppliers. The principal raw materials in our product categories are cotton and synthetics. Cotton and synthetic materials are typically spun into yarn by our suppliers, which is then knitted into cotton, synthetic and blended fabrics. We source all of our yarn requirements from large-scale domestic and international suppliers. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with scheduled production. In addition to cotton yarn and cotton-based textiles, we use thread, narrow elastic and trim for product identification, buttons, zippers, snaps and lace. These fabrics are cut and sewn into finished products, either by us or by third party contractors. We currently operate 48 manufacturing facilities. Most of our cutting and sewing operations are strategically located in Asia, Central America and the Caribbean Basin. Alternate sources of these materials and services are readily available.

Finished Goods That Are Manufactured by Third Parties
In addition to our own manufacturing capabilities, we also source finished goods that we design from third-party manufacturers, also referred to as “turnkey products.” Many of these turnkey products are sourced from international suppliers by our strategic sourcing hubs in Asia.
All contracted and sourced manufacturing must meet our high quality standards. Further, all contractors and third-party manufacturers must be preaudited and adhere to our strict supplier and business practices guidelines. These requirements provide strict standards that, among other things, cover hours of work, age of workers, health and safety conditions, freedom of association and conformity with local laws and Hanesbrands’ standards. Each new supplier must be inspected and agree to comprehensive compliance terms prior to commencing any production on our behalf. We audit compliance with these standards against our 265 question, scored audit protocol using both internal and external audit teams. We are also a fully accredited participating company in the Fair Labor Association. For more information, visit www.HanesForGood.com.
Distribution
As of December 29, 2018, we distributed our products from 45 distribution centers. These facilities include 15 facilities located in the United States and 30 facilities located outside the United States, primarily in regions where we sell our products. We internally manage and operate 32 of these facilities, and we use third party logistics providers who operate the other 13 facilities on our behalf. International distribution operations use a combination of third party logistics providers, as well as owned and operated distribution operations, to distribute goods to our various international markets.
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
Product Innovation and Marketing
A significant component of our margin-enhancing Innovate-to-Elevate strategy is our strong product research and development and innovation capabilities, including the development of new and improved products, including our Tagless apparel platform, Comfort Flex Fit apparel platform, ComfortBlend fabric platform, temperature-control X-Temp fabric platform and FreshIQ advanced odor protection technology fabric platform.
Driving innovation platforms across brands and categories is a major element of our Innovate-to-Elevate strategy as it is designed to meet key consumer needs and leverage advertising dollars. During 2018, our advertising and promotion expense was approximately $153 million, representing 2% of our total net sales. We advertise in consumer and trade publications, television and through digital initiatives including social media, online video and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media and television. During 2018, to enhance and support the growth of our brands, we increased the investment in our brands by approximately

$15 million as compared to 2017. Brand investment includes costs such as advertising, marketing and other costs associated with supporting brand growth.
Competition
The basic apparel market is highly competitive and rapidly evolving. Competition generally is based upon brand, comfort, fit, style and price. Our businesses face competition today from other large corporations and foreign manufacturers. In the United States, Fruit of the Loom, Inc., a subsidiary of Berkshire Hathaway Inc., competes with us across our Innerwear and Activewear segments through its own offerings and those of its Russell Corporation and Vanity Fair Intimates offerings. Other competitors in our Innerwear segment include L Brands Inc.’s Victoria’s Secret brand and Jockey International, Inc. Other competitors in our Activewear segment include various private label and controlled brands sold by many of our customers, as well as Gildan Activewear, Inc. and Gap Inc. Large European intimate apparel distributors such as Triumph International and Calzedonia S.p.A Group, as well as international activewear retailers such as Nike, Adidas, Puma, Under Armour and Converse, compete with us in our International segment. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, mass merchant retailers, department stores and other retailers, including many of our customers, market and sell basic apparel products under private labels that compete directly with our brands. Our competitive strengths include our strong brands with leading market positions, our industry-leading innovation, our high-volume, core products focus, our significant scale of operations, our global supply chain and our strong customer relationships. We continually strive to improve in each of these areas.
Intellectual Property
We market our products under hundreds of our own trademarks in the United States and other countries around the world, the most widely recognized of which are Hanes, Champion, C9 Champion, Bonds, Maidenform, DIM, Bali, Playtex, Sheridan, Bras N Things, Nur Die/Nur Der, Alternative, L’eggs, JMS/Just My Size, Lovable, Wonderbra, Berlei, Gear for Sports, Abanderado, Shock Absorber and Zorba. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear and Donna Karan and DKNY intimate apparel.
Some of our trademarks are licensed to third parties, such as Champion for athletic-oriented accessories. In the United States and Canada, the Playtex trademark is owned by Playtex Marketing Corporation, of which we own a 50% interest and which grants to us a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of apparel in the United States and Canada. The other 50% interest in Playtex Marketing Corporation is owned by Playtex Products, LLC, an unrelated third party, whose affiliate, Edgewell Personal Care Brands, LLC, has a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of non-apparel products in the United States and Canada. Outside the United States and Canada, we own the Playtex trademark and perpetually license such trademark to Edgewell Personal Care Brands, LLC for non-apparel products. We own the Berlei trademark in Australia, New Zealand, South Africa and a limited number of smaller jurisdictions. Apart from these jurisdictions, the Berlei trademark is owned by PD Enterprise Limited in most major markets, including Japan, China, the United States and the European Union.  Each of Hanesbrands and PD Enterprise Limited has granted the other a non-exclusive, perpetual, royalty-free license to manufacture product bearing the Berlei trademark wherever that party has registered the Berlei trademark. Our trademarks are important to our marketing efforts and have substantial value.
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
We also own a number of copyrights. Most of our copyrights are unregistered, although we have a sizable portfolio of copyrighted lace designs that are the subject of a number of registrations at the United States Copyright Office.
We place high importance on product innovation and design, and a number of these innovations and designs are the subject of patents. However, we do not regard any segment of our business as being dependent upon any single patent or group of related patents. In addition, we own proprietary trade secrets, technology and know-how that we have not patented.
Governmental Regulation and Environmental Matters
We are subject to federal, state and local laws and regulations in the United States that could affect our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable

Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. Some of our international businesses are subject to similar laws and regulations in the countries in which they operate. Our operations also are subject to various international trade agreements and regulations. While we believe that we are in compliance in all material respects with all applicable governmental regulations, current governmental regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.
We are also subject to various domestic and international laws and regulations relating to generating emissions, water discharges, waste, product and packaging content and workplace safety. Noncompliance with these laws and regulations may result in substantial monetary penalties and criminal sanctions. We are aware of hazardous substances or petroleum releases at certain of our facilities and are working with the relevant environmental authorities to investigate and address such releases. We also have been identified as a “potentially responsible party” at certain waste disposal sites in the United States undergoing investigation and cleanup under the federal Comprehensive Environmental Response, Compensation and Liability Act (commonly known as Superfund) or state Superfund equivalent programs. Where we have determined that a liability has been incurred and the amount of the loss can reasonably be estimated, we have accrued amounts in our balance sheet for losses related to these sites. Compliance with environmental laws and regulations and our remedial environmental obligations historically have not had a material impact on our operations, and we are not aware of any proposed regulations or remedial obligations that could trigger significant costs or capital expenditures in connection with such compliance.
Corporate Social Responsibility
Hanesbrands conducts business around the world in a highly ethical manner. We are protective of our strong reputation for corporate citizenship and social responsibility and proud of our significant achievements in the areas of environmental stewardship, workplace quality and community building.
We call our corporate social responsibility program “Hanes for Good” because adhering to responsible and sustainable business practices is good for our company, good for our employees, good for our communities and good for our investors. We own the majority of our supply chain and have more direct control over how we do business than many of our competitors. More than 70% of the apparel units that we sell are produced in facilities that we own or control through dedicated contractors. We also have an industry-leading compliance program that helps to ensure our business partners live up to the high standards that we set for ourselves.
We have been recognized for our socially responsible business practices by such organizations as the U.S. Environmental Protection Agency Energy Star program, social compliance rating group Free2Work, the United Way, Corporate Responsibility magazine and others. In fact, Richard Noll, our Chairman and former Chief Executive Officer, received the 2016 Responsible CEO of the Year award from Corporate Responsibility magazine which is annually presented to CEOs who visibly exceed standards in the areas of employee relations, environmental impact and sustainability, human rights, philanthropy, and corporate responsibility practices. We are also members of the Fair Labor Association, Sustainable Apparel Coalition, The Sustainability Consortium and the Corporate Eco Forum.
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
Employees
As of December 29, 2018, we had approximately 68,000 employees, approximately 8,000 of whom were located in the United States. As of December 29, 2018, less than 40 employees in the United States were covered by collective bargaining agreements. A significant portion of our employees based in foreign countries are represented by works councils or unions or are subject to trade-sponsored or governmental agreements. We believe our relationships with our employees are good.

Item 1A.	Risk Factors
This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading price of our common stock. The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones facing us. Additional risks and uncertainties that currently are not known to us or that we currently believe are immaterial also may adversely affect our businesses and operations.

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
The retail environment is highly competitive. Consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, a greater portion of total consumer expenditures with retailers is occurring online and through mobile commerce applications. If our brick-and-mortar retail customers fail to maintain or grow their overall market position through the integration of physical retail presence and digital retail, these customers may experience financial difficulties including store closures, bankruptcies or liquidations. This could, in turn, create difficulty in moving our products to market, which would increase inventories or backlog, substantially reduce our revenues, increase our credit risk and ultimately have a material adverse effect on our results of operations, financial condition and cash flows.
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
Despite our policies, procedures and programs designed to ensure the integrity of our information technology systems, we may not be effective in identifying and mitigating every risk to which we are exposed. Furthermore, from time to time we rely on information technology systems which may be managed, hosted, provided and/or accessed by third parties or their vendors to assist in conducting our business. Such relationships and access may create difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after a breach.
Hackers and data thieves are increasingly sophisticated and operate large-scale and complex attacks that may include computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks and large-scale automated attacks, phishing, social engineering, hacking and other cyber-attacks. Any breach of our network or databases, or those of our third party providers, may result in the loss of valuable business data, misappropriation of our consumers’ or employees’ personal information, or a disruption of our business, which could give rise to unwanted media attention, impair our ability to order materials, make and ship orders, and process payments, materially damage our customer relationships and reputation, and result in lost sales, fines or lawsuits.
Moreover, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data, including, among other, the General Data Protection Regulation in effect in the European Union. Any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings, and potentially significant monetary penalties, against us by governmental entities or others, damage to our reputation and credibility, and could have a negative impact on revenues and profits.

Significant fluctuations and volatility in the price of various input costs, such as cotton and oil-related materials, utilities, freight and wages, may have a material adverse effect on our business, results of operations, financial condition and cash flows.
Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, sudden decreases in the costs for materials may result in the cost of inventory exceeding the cost of new production, which could result in lower profitability, particularly if these decreases result in downward price pressure. If, in the future we incur volatility in the costs for materials and labor that we are unable to offset through price adjustments or improved efficiencies, or if our competitors’ unwillingness to follow our price changes results in downward price pressure, our business, results of operations, financial condition and cash flows may be adversely affected.
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
Our success depends upon the continued contributions of our senior management team and other key personnel, some of whom have unique talents and experience that would be difficult to replace. The loss or interruption of the services of a member of our senior management team or other key personnel could have a material adverse effect on our business during the transitional period that would be required for a successor to assume the responsibilities of the position. Our future success will also depend on our ability to develop and/or recruit employees with the core competencies needed to support our growth in global markets and in new products or services. We may not be able to attract or retain these employees, which could adversely affect our business.
Due to the extensive nature of our foreign operations, fluctuations in foreign currency exchange rates could negatively impact our results of operations.
A growing percentage of our total revenues (approximately 34% in 2018) is derived from markets outside the United States. We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our raw materials, pay a portion of our wages and make other payments to participants in our supply chain in foreign currencies. As a result, when the U.S. dollar weakens against any of these currencies, our cost of sales could increase substantially. Outside the United States, we may pay for materials or finished products in U.S. dollars, and in some cases a strengthening of the U.S. dollar could effectively increase our costs where we use foreign currency to purchase the U.S. dollars we need to make such payments. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows.
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
In 2018, our top 10 customers accounted for approximately 42% of our total net sales and our top two customers, Wal-Mart and Target, accounted for 16% and 12% of our total net sales, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Moreover, our top customers are the largest market participants in our primary distribution channels across all of our product lines. We generally do not enter into purchase agreements that obligate our customers to purchase our products, and as a result, most of our sales are made on a purchase order basis. A decision by any of our top customers to significantly decrease the volume of products purchased from us could substantially reduce revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if any of our customers devote less selling space to apparel products, our sales to those customers could be reduced even if we maintain our share of their apparel business. Any such reduction in apparel selling space could result in lower sales and our business, results of operations, financial condition and cash flows may be adversely affected.
Our operations in international markets, and our earnings in those markets, may be affected by legal, regulatory, political and economic risks.
During 2018, net sales from our International segment were $2.3 billion, representing approximately 34% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption.
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
Recently, political discourse in the United States has increasingly focused on ways to discourage United States corporations from outsourcing manufacturing and production activities to foreign jurisdictions. Many prominent government officials have publicly addressed the need to discourage these practices through television, news publications and social media platforms, including through the possibility of imposing tariffs or other penalties on goods manufactured outside the United States to attempt to discourage these practices. During 2017, the United States withdrew from some of its existing trade agreements and it has also been suggested that the United States may materially modify or withdraw from other trade agreements. Furthermore, it is possible that other forms of trade restriction, including tariffs, quotas and customs restrictions, will be put into place in the United States or in countries from which we source our materials or finished products.  We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. Any of these actions, if ultimately enacted, could adversely affect our results of operations or profitability. Further, our image, the reputation of our brands and our stock price may be adversely affected if we are publicly singled out for criticism by government officials as a result of our foreign operations.
We are also subject to the United States Foreign Corrupt Practices Act, in addition to the anti-corruption laws of the foreign countries in which we operate. Although we implement policies and procedures designed to promote compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation could result in sanctions or other penalties and have an adverse effect on our business, reputation and operating results.
In addition, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, commonly referred to as “Brexit.” This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may persist for years. The withdrawal could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The United Kingdom’s vote to exit the European Union could also result in similar referendums or votes in other European countries in which we do business. The uncertainty surrounding the terms of the United Kingdom’s withdrawal and its consequences could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.
We may not realize all of the anticipated benefits of acquisitions or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating acquired businesses.
We have historically pursued strategic acquisitions as part of our long-term business strategy and may continue to do so in the future. The success of these acquisitions will depend, in part, on our ability to realize anticipated cost and operational synergies. Acquired businesses may not achieve expected results of operations, including expected levels of revenues, and may require unanticipated costs and expenditures. In addition, following completion of an acquisition, we may not be able to maintain the levels of revenue, earnings or operating efficiency that we and the acquired business have achieved or might achieve separately. Acquired businesses may also subject us to liabilities that we were unable to discover in the course of our due diligence, and our rights to indemnification from the sellers of such other businesses, even if obtained, may not be sufficient to offset the relevant liabilities. Annual cost savings in each such transaction may be materially less than anticipated if the integration of operations is delayed beyond what is anticipated. We cannot assure you that we will realize the full expected benefits of any acquisition within the anticipated time frame or at all.
In addition, the integration of newly acquired businesses may be expensive and time-consuming, diverting management attention from core operations, and may not be entirely successful. The process of integrating the operations of acquired businesses could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. Integration of the acquired businesses may also place additional pressures on our systems of internal control over financial reporting. If we are unable to successfully integrate any newly acquired business, it could have an adverse effect on our results of operations or financial condition.
The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies and materially harm our business.
We purchase all of the raw materials used in our self-manufactured products and the sourced finished goods that we design from a limited number of third party suppliers and manufacturers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third party suppliers or manufacturers experience financial difficulties that they are not able to overcome resulting from worldwide economic conditions, production problems, difficulties in sourcing raw materials, lack of capacity or transportation disruptions, or if for these or other reasons they raise the prices of the raw materials or finished products we purchase from them. The magnitude of this risk depends upon the timing of any interruptions, the materials or products that the third party manufacturers provide and the volume of production.
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
We have a complex multinational tax structure with multiple types of intercompany transactions, and our allocation of profits and losses among us and our subsidiaries through our intercompany transfer pricing agreements is subject to review by the Internal Revenue Service and other tax authorities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. We are continuously evaluating its capital allocation strategies in an effort maximize shareholder value, which includes maintaining appropriate debt to earnings ratios, and as a result there may be times where we need to reevaluate our plans to permanently reinvest certain unremitted foreign earnings to the United States which may increase or decrease our income tax expense during periods of change. In addition, we are also subject to the continuous examination of our income tax returns and related transfer pricing documentation by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Additionally, changes in tax laws, regulations, future jurisdictional profitability of us and our subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, as well as our capital deployment strategy, which could adversely affect our results of operations.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revised United States corporate income tax law by, among other things, reducing the corporate income tax rate to 21%, introducing a new minimum tax on global intangible low-taxed income (“GILTI”) and implementing a modified territorial tax system that included a one-time transition tax on deemed repatriated earnings from foreign subsidiaries. In the fourth quarter of 2018, we completed our accounting as it relates to the enactment of the Tax Act pursuant to the guidance set forth in Staff Accounting Bulletin No. 118 (“SAB 118”) and have accounted for the tax provisions of the Tax Act which became effective in 2018. The actual impact of the Tax Act may differ from amounts recorded to date as further guidance and regulations continue to be issued to further clarify and help taxpayers interpret various components of the Tax Act.

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
Our customers may require products on an exclusive basis, forms of economic support and other changes that could be harmful to our business.
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
If our advertising, marketing and promotional programs are unsuccessful, or if our competitors are more effective with their programs than we are, our sales could be negatively affected.
Ineffective marketing, advertising and promotional programs could inhibit our ability to maintain brand relevance and drive increased sales. While we use social media, websites, mobile applications, email, print and television to promote our products and attract customers, some of our competitors may expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Our programs may not be effective or could require increased expenditures, which could have a material adverse effect on our revenue and results of operations.
If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business or the market price of our securities.
Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent or detect fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent or detect fraud, our brands and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our reporting obligations, which could have a material adverse effect on our business.
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
We have a complex global supply chain and distribution network that supports our ability to consistently provide our products to our customers. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, tsunami, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we could still experience operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel in our technology group. If we cannot respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, production or supply systems, we may be late in delivering, or be unable to deliver, products to our customers. These events could result in reputational damage, lost sales, cancellation charges or excessive markdowns. All of the foregoing can have an adverse effect on our business, results of operations, financial condition and cash flows.
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
As of December 29, 2018, we had approximately $1.2 billion of goodwill and $1.6 billion of trademarks and other identifiable intangibles on our balance sheet, which together represent 39% of our total assets. No impairment was identified in 2018. Changes in the future outlook of a business unit could result in an impairment loss, which could have a material adverse effect on our results of operations and financial condition.
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
Our indebtedness primarily includes (i) a $1.0 billion revolving loan facility (the “Revolving Loan Facility”), a $750 million term loan a facility (the “Term Loan A”), a $500 million term loan b facility (the “Term Loan B”), a A$200 million Australian term a-1 loan facility (the “Australian Term A-1”) and an A$65 million Australian revolving loan facility (the “Australian Revolver” and together with the Revolving Loan Facility, the Term Loan A, the Term Loan B and the Australian Term A-1, the “Senior Secured Credit Facility”), (ii) our $900 million 4.625% Senior Notes due 2024 (the “4.625% Senior Notes”) and our $900 million 4.875% Senior Notes due 2026 (the “4.875% Senior Notes”), (iii) our €500 million 3.5% Senior Notes due 2024 (the “3.5% Senior Notes” and together with the 4.625% Senior Notes and the 4.875% Senior Notes, the “Senior Notes”), and (iv) a $225 million accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) and (v) a €100 million European revolving loan facility (the “European Revolving Loan Facility”).
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
The plan assets of our pension plans, which had a loss of approximately 5% during 2018 and a return of approximately 11% during 2017, are invested mainly in domestic and international equities, bonds, hedge funds and real estate. We are unable to predict the variations in asset values or the severity or duration of any disruptions in the financial markets or adverse economic conditions in the United States, Europe and Asia. The funded status of these plans, and the related cost reflected in our consolidated financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 93% funded as of December 29, 2018. Any downward pressure on the asset values of these plans may require us to fund obligations earlier than we had originally planned, which would have a negative impact on cash flows from operations.
Our balance sheet includes a significant amount of deferred tax assets. We must generate sufficient future taxable income to realize the deferred tax benefits.
As of December 29, 2018, we had approximately $163 million of net deferred tax assets on our balance sheet, which represents approximately 2% of our total assets. Deferred tax assets relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income). The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax benefits will not be realized. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowances against our deferred tax assets, which would cause an increase in our effective tax rate. A significant increase in our effective tax rate could have a material adverse effect on our financial condition or results of operations.
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
We had approximately 68,000 employees worldwide as of December 29, 2018, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to United States or foreign employment regulations.
We had approximately 68,000 employees worldwide as of December 29, 2018. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. Approximately 60,000 of those employees were outside of the United States. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
In addition, less than 40 of our employees in the United States and a significant number of our international employees are members of labor organizations or are covered by collective bargaining agreements. If there were a significant increase in the number of our employees who are members of labor organizations or become parties to collective bargaining agreements, we would become vulnerable to a strike, work stoppage or other labor action by these employees that could have an adverse effect on our business.
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

Name	Age	Positions
Gerald W. Evans, Jr.	59	Chief Executive Officer
Barry A. Hytinen	44	Chief Financial Officer
W. Howard Upchurch	54	Group President, Innerwear Americas
Joia M. Johnson	58	Chief Administrative Officer, General Counsel and Corporate Secretary
Michael E. Faircloth	53	Group President, Global Supply Chain, Information Technology and E-Commerce
Jonathan Ram	51	Group President, Global Activewear
David L. Bortolussi	49	President and Managing Director, Hanes Australasia
M. Scott Lewis	48	Chief Accounting Officer and Controller
Gerald W. Evans, Jr. has served as the Chief Executive Officer of the Company since October 2016. From August 2013 until October 2016, Mr. Evans served as Chief Operating Officer of the Company. From October 2011 until August 2013, Mr. Evans served as Co-Chief Operating Officer of the Company. Prior to his appointment as Co-Chief Operating Officer, Mr. Evans served as our Co-Operating Officer, President International, from November 2010 until October 2011. From February 2009 until November 2010, he was our President, International Business and Global Supply Chain. From February 2008 until February 2009, he served as our President, Global Supply Chain and Asia Business Development. From September 2006 until February 2008, he served as Executive Vice President, Chief Supply Chain Officer. From July 2005 until September 2006, Mr. Evans served as a Vice President of Sara Lee Corporation (“Sara Lee”), a consumer goods company, and as Chief Supply Chain Officer of Sara Lee Branded Apparel. Mr. Evans served as President and Chief Executive Officer of Sara Lee Sportswear and Underwear from March 2003 until June 2005 and as President and Chief Executive Officer of Sara Lee Sportswear from March 1999 to February 2003.
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
Joia M. Johnson has served as our Chief Administrative Officer since October 2016 and as our General Counsel and Corporate Secretary since January 2007. Since 2007, Ms. Johnson has also served as our Chief Legal Officer. From May 2000 until January 2007, Ms. Johnson served as Executive Vice President, General Counsel and Corporate Secretary of RARE Hospitality International, Inc., an owner, operator and franchisor of national chain restaurants acquired by Darden Restaurants, Inc. in October 2007. Ms. Johnson currently serves on the Boards of Directors of Crawford & Company and Total System Services, Inc.
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
Jonathan Ram has served as our Group President, Global Activewear since May 2018. Prior to joining the Company, he served as executive vice president North America for New Balance Athletics, Inc., an athletic footwear manufacturer and marketer. He joined New Balance in 2002, and prior assignments included vice president and managing director for Europe, the Middle East, Africa, and Mexico. Earlier, Mr. Ram held positions with Roots Ltd., National Basketball Association Entertainment Inc., Richmont Apparel Corporation, National Hockey League Players’ Association, and Major League Baseball Properties, Inc.
David L. Bortolussi has served as our President and Managing Director, Hanes Australasia since the acquisition of Pacific Brands Limited (“Pacific Brands”), a consumer goods company, by the Company in 2016. Prior to that time, Mr. Bortolussi served as Chief Executive Officer of Pacific Brands from 2014 to 2016 and as Chief Financial and Operating Officer of Pacific Brands from 2009 to 2014. Prior to that time, Mr. Bortolussi was the Chief Strategy Officer at Foster’s Group and held senior consulting roles with McKinsey & Company and PricewaterhouseCoopers.
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
We own and lease properties supporting our administrative, manufacturing, distribution and direct outlet activities. As of December 29, 2018, we owned and leased properties in 41 countries, including 48 manufacturing facilities and 45 distribution centers, as well as office facilities. The leases for these properties expire between 2019 and 2057, with the exception of some seasonal warehouses that we lease on a month-by-month basis. As of December 29, 2018, we also operated 243 retail and direct outlet stores in the United States and the Commonwealth of Puerto Rico and 690 retail and outlet stores internationally, most of which are leased under five-year, renewable lease agreements and several of which are leased under 10-year agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.
We own our approximately 470,000 square-foot headquarters located in Winston-Salem, North Carolina, which houses our various sales, marketing and corporate business functions. Research and development as well as certain product-design functions also are located in Winston-Salem, while other design functions are located in a mix of leased and owned facilities in New York City, Atlanta and Lenexa, Kansas, as well as several international cities.
Our products are manufactured through a combination of facilities we own and operate and facilities owned and operated by third party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We source the remainder of our finished goods from third party manufacturers who supply us with finished products based on our designs. Our largest manufacturing facilities include an approximately 1.1 million square-foot owned facility located in San Juan Opico, El Salvador, an approximately 660,000 square-foot owned facility located in Cadca, Slovakia and an approximately 600,000 square-foot owned facility located in Bonao, Dominican Republic. We distribute our products from 45 distribution centers. These facilities include 15 facilities located in the United States and 30 facilities located outside the United States in regions where we manufacture our products. Our largest distribution facilities include an approximately 1.3 million square-foot leased facility located in Perris, California, an approximately 900,000 square-foot leased facility located in Rural Hall, North Carolina and an approximately 700,000 square-foot owned facility located in Martinsville, Virginia.

The following table summarizes the properties primarily used by our segments as of December 29, 2018:

	Owned Square Feet	Leased Square Feet	Total
Properties by Segment(1)
Innerwear	2,347,885	6,581,403	8,929,288
Activewear	2,458,519	3,068,662	5,527,181
International	2,776,011	4,019,111	6,795,122
Other	303,445	1,050,508	1,353,953
Totals	7,885,860	14,719,684	22,605,544

(1)
Excludes vacant land, facilities under construction, facilities no longer in operation intended for disposal, apartments/residences, sourcing offices not associated with a particular segment, and office buildings housing corporate functions.

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
Holders of Record
On February 1, 2019, there were 15,777 holders of record of our common stock.
Issuer Repurchases of Equity Securities
We did not repurchase any of our common stock during the quarter or the year ended December 29, 2018.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative return of the S&P 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested in our common stock and each index on December 26, 2013. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 29, 2018:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
	(amounts in thousands, except per share data)
Plan Category
Equity compensation plans approved by security holders	5,097	$1.00	14,473
Equity compensation plans not approved by security holders	—	—	—
Total	5,097	$1.00	14,473

(1)
The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 7,840 shares available under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) and 6,633 shares available under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006.

(2)
As of December 29, 2018, the Company had 783 outstanding options, warrants and rights that could be exercised for consideration. The weighted average exercise price of outstanding options, warrants and rights excluding those that can be exercised for no consideration is $6.51.

Item 6.	Selected Financial Data
The following table presents our selected historical financial data. The statement of income data for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 and the balance sheet data as of December 29, 2018 and December 30, 2017 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended January 2, 2016 and January 3, 2015 and the balance sheet data as of December 31, 2016, January 2, 2016 and January 3, 2015 has been derived from our consolidated financial statements not included in this Annual Report on Form 10-K.
The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016	January 2, 2016	January 3, 2015
	(amounts in thousands, except per share data)
Statement of Income Data:
Net sales	$6,803,955	$6,471,410	$6,028,199	$5,731,549	$5,324,746
Operating profit	867,951	744,350	790,051	604,426	572,248
Income from continuing operations	553,084	63,991	536,927	428,855	404,519
Income (loss) from discontinued operations, net of tax	—	(2,097)	2,455	—	—
Net income	$553,084	$61,894	$539,382	$428,855	$404,519

Earnings (loss) per share — basic:
Continuing operations	$1.52	$0.17	$1.41	$1.07	$1.01
Discontinued operations	—	(0.01)	0.01	—	—
Net income	$1.52	$0.17	$1.41	$1.07	$1.01

Earnings (loss) per share — diluted:
Continuing operations	$1.52	$0.17	$1.40	$1.06	$0.99
Discontinued operations	—	(0.01)	0.01	—	—
Net income	$1.52	$0.17	$1.40	$1.06	$0.99

Dividends per share	$0.60	$0.60	$0.44	$0.40	$0.30

	December 29, 2018	December 30, 2017	December 31, 2016	January 2, 2016	January 3, 2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$433,022	$421,566	$460,245	$319,169	$239,855
Working capital	1,487,347	1,607,625	1,695,498	1,413,958	1,067,753
Total assets	7,255,958	6,894,775	6,930,480	5,597,590	5,187,891
Noncurrent liabilities:
Long-term debt	3,534,183	3,702,054	3,507,685	2,232,712	1,593,695
Other noncurrent liabilities	620,624	590,548	573,213	585,078	725,010
Total stockholders’ equity	970,283	686,202	1,223,914	1,275,891	1,386,772

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•	2018 Highlights. This section discusses some of the highlights of our performance and activities during 2018.

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

Overview
Our Company
Hanesbrands Inc. is a socially responsible leading marketer of everyday basic innerwear and activewear apparel in the Americas, Europe, Australia and Asia/Pacific under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, Maidenform, DIM, Bali, Playtex, Bras N Things, Nur Die/Nur Der, Alternative, L’eggs, JMS/Just My Size, Lovable, Wonderbra, Berlei and Gear for Sports. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery. Our brands hold either the number one or number two market position by units sold in many of the product categories and geographies in which we compete.
Acquisitions
On February 12, 2018, we acquired 100% of the outstanding equity of BNT Holdco Pty Limited (“Bras N Things”) for a total purchase price of A$498,236 (U.S. $391,572). The purchase price was subsequently revised to A$495,224 (U.S. $389,205) due to a final working capital adjustment. We funded the acquisition with a combination of short-term borrowings under its existing Revolving Loan Facility and cash on hand. Bras N Things is a leading intimate apparel retailer that sells proprietary bras, panties and lingerie sets through a retail network of approximately 170 brick-and-mortar retail stores at acquisition date in Australia, New Zealand and South Africa and an e-commerce platform. We believe this acquisition will create opportunities for expansion of the Bras N Things consumer-directed sales model.
Our Segments
Our operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of our U.S. value-based (“outlet”) stores and United States hosiery business. In the first quarter of 2018, we eliminated the allocation of certain corporate overhead selling, general and administrative expenses related to legal, human resources, information technology, finance and real estate departments to the segments, in order to reflect the manner in which the business is managed and results are reviewed by our Chief Executive Officer, who is our chief operating decision maker. Prior year segment operating profit disclosures have been revised to conform to the current year presentation.
The reportable segments are as follows:

•
Innerwear includes sales in the United States of basic branded apparel products that are replenishment in nature under the product categories of men’s underwear, women’s panties, children’s underwear and socks, and intimate apparel, which includes bras and shapewear.

•
Activewear includes sales in the United States of basic branded products that are primarily seasonal in nature to both retailers and wholesalers, as well as licensed sports apparel and licensed logo apparel in collegiate bookstores, mass retailers and other channels.

•	International includes sales of products in all of our categories outside the United States, primarily in Europe, Australia, Asia, Latin America and Canada.
Outlook for 2019
Our 2019 guidance includes the following:

•	Net sales of $6.885 billion to $6.985 billion, operating profit of $900 million to $930 million, and net income of $583 million to $610 million;

•	Pre-tax acquisition, integration and other action-related costs of approximately $55 million reflected in operating profit;

•	Interest expense and other expenses to be approximately $224 million combined;

•	An annual tax rate of approximately 14%;

•	Cash flow from operations of $700 million to $800 million; and

•	Capital expenditure investment of approximately $90 million to $100 million.
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
Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. The cost of cotton used in goods manufactured by us represented only approximately 5% of our cost of sales in 2018. Costs incurred today for materials and labor, including cotton, typically do not impact our results until the inventory is sold approximately six to nine months later.
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
Our top 10 customers accounted for 42% of our net sales in 2018. Our largest customers in 2018 were Wal-Mart and Target, which accounted for 16% and 12% of total sales, respectively. The increasing bargaining power of retailers can create pricing pressures as our customers grow larger and seek greater concessions in their purchase of our products, while also demanding exclusivity with respect to some of our products. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging retail economic environment. Brands are important in our core categories to drive traffic and project the quality and value our customers demand.
Consumers are increasingly embracing shopping online through e-commerce platforms. As a result, an increasing portion of our revenue across all channels is being generated online through e-commerce platforms. We are continuing to develop and expand our omnichannel capabilities to allow a consumer to use more than one channel when making a purchase, including in-store, at one of our retail or outlet stores or those of our retail partners, online or with a mobile device, through one of our branded websites, the website of one of our retail partners, or an online pureplay, such as Amazon. In addition to broadening our assortment of product offerings across all online channels, we are also increasing the proportion of our media budget dedicated to digital marketing.
Foreign Exchange Rates
Changes in exchange rates between the U.S. Dollar and other currencies can impact our financial results in two ways; a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our published financial results. Similar to many multi-national corporations that publish financial results in U.S. Dollars, our revenue and profit earned in local foreign currencies is translated back into U.S. Dollars using an average exchange rate over the representative period. A period of strengthening in the U.S. Dollar results in a negative impact to our published financial results (because it would take more units of a local currency to convert into a dollar). The opposite is true during a period of weakening in the U.S. Dollar. Our biggest foreign currency exposures are the Australian dollar and the Euro.
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
The first element of our Innovate-to-Elevate strategy is our brand power. We seek to drive sales growth by consistently offering consumers brands they trust and products with strong value. Our brands have a strong heritage in the basic apparel industry. Our brands hold either the number one or number two U.S. market position by units sold in most product categories in which we compete. Internationally, our commercial markets include Europe, Australasia, Japan, Canada, Mexico, China and Brazil, where we expect a substantial amount of gross domestic product growth outside the United States will be concentrated over the next decade. Our ability to react to changing customer needs and industry trends is key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We seek to leverage our insights into consumer demand in the basic apparel industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. We also support our key brands with targeted, effective advertising and marketing campaigns.

The second element of our Innovate-to-Elevate strategy is platform innovation. We focus on identifying the long-term megatrends that will impact our categories over the next five to 10 years. Once we have identified these trends, we utilize a disciplined big-idea process to put more science into the art of apparel. Our approach to innovation is to focus on big platforms. Our Tagless apparel platform, Comfort Flex Fit apparel platform, ComfortBlend fabric platform, temperature-control X-Temp fabric platform and FreshIQ advanced odor protection technology fabric platform incorporate big-idea innovation to span brands, product categories, business segments, retailer and distribution channels and geographies. We are focused on driving innovation that is margin accretive and that can leverage our supply chain in order to drive further economies of scale.
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
We seek to effectively generate strong cash flow through optimizing our capital structure and managing working capital levels. Our capital allocation strategy is to effectively deploy our significant, consistent cash flow to generate the best long-term returns for our shareholders. Our goal is to use our cash flow for organic growth (via capital expenditures), debt prepayments and dividends. After funding those priorities, to the extent there is remaining cash available or borrowing capacity, we generally intend to invest in strategic acquisitions and share repurchases.
Tax Expense
As a global company, we are subject to income taxes and file income tax returns in more than 100 United States and foreign jurisdictions each year. For the year ended December 29, 2018, a substantial majority of our foreign income was earned by our manufacturing and sourcing operations in El Salvador, Hong Kong, Dominican Republic, Honduras, Vietnam and Thailand. The relatively lower effective tax rates in these jurisdictions as a result of favorable local tax regimes and various free trade zone agreements significantly reduced our consolidated effective tax rate. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower effective tax rates and higher than anticipated in countries where we have higher effective tax rates, or by changes in tax laws or regulations.
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
The recently enacted Tax Act significantly revised United States corporate income tax law by, among other things, reducing the corporate income tax rate to 21%, imposing a new minimum tax on GILTI and implementing a modified territorial tax system that included a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In response to the Tax Act, the SEC issued SAB 118 which allowed issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements, during a measurement period not to exceed one year from the date of enactment. We have completed our accounting for the enactment of the Tax Act in accordance with SAB 118 in the fourth quarter of 2018.
As of December 29, 2018, we have evaluated the effects of the Tax Act and its inherent interplay with our global capital allocation strategy and its impact on our historical permanent reinvestment assertion with respect to the accumulated earnings of our foreign subsidiaries. As a result of this evaluation, we have determined that a portion of our unremitted foreign earnings, totaling approximately $1.4 billion, will no longer be permanently reinvested as we intend to use these earnings to prepay debt held in the United States. The remainder of our foreign earnings will continue to be permanently reinvested to fund working capital requirements and operations abroad. During the first three quarters of 2018, we accrued and incurred income taxes of

$7 million related to actual repatriations of foreign earnings during the year. As of December 29, 2018, and consistent with our change in assertion with respect to certain foreign earnings, we have accrued an additional $56 million with respect to the $1.4 billion we intend to remit in the future. These income tax effects include United States federal, state, foreign and withholding tax implications in accordance with the planned remittance of such foreign earnings.
We regularly assess any significant exposure associated with increases in effective tax rates, and adjustments are made as events occur that warrant adjustment to our tax provisions. See “Risk Factors.” - We have a complex multinational tax structure, and changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could impact our capital deployment strategy and adversely affect our results.”

2018 Highlights

•	Net sales in 2018 were $6.8 billion, compared with $6.5 billion in 2017, representing a 5% increase.

•
Operating profit was $868 million in 2018 compared with $744 million in 2017, representing a 17% increase. As a percentage of sales, operating profit was 12.8% in 2018 compared to 11.5% in 2017. Included within operating profit were acquisition and integration related charges of $80 million and $191 million in 2018 and 2017, respectively.

•	Diluted earnings per share was $1.52 in 2018, compared with $0.17 in 2017, representing a 794% increase. Net income in 2017 was significantly impacted by charges related to the Tax Act.

•	Operating cash flows were $643 million in 2018 compared to $656 million in 2017.

•
We acquired Bras N Things on February 12, 2018. Bras N Things is a leading intimate apparel retailer and e-commerce business in Australia, New Zealand and South Africa. Bras N Things sells proprietary bras, panties and lingerie sets through a retail network and an e-commerce platform.

•	As part of our cash deployment strategy, we paid four quarterly dividends, in March, June, September and December, of $0.15 per share.

Consolidated Results of Operations — Year Ended December 29, 2018 (“2018”) Compared with Year Ended December 30, 2017 (“2017”)

	Years Ended
	December 29, 2018	December 30, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$6,803,955	$6,471,410	$332,545	5.1%
Cost of sales	4,147,436	3,980,859	166,577	4.2
Gross profit	2,656,519	2,490,551	165,968	6.7
Selling, general and administrative expenses	1,788,568	1,718,349	70,219	4.1
Change in fair value of contingent consideration	—	27,852	(27,852)	NM
Operating profit	867,951	744,350	123,601	16.6
Other expenses	26,395	32,645	(6,250)	(19.1)
Interest expense, net	194,675	174,435	20,240	11.6
Income from continuing operations before income tax expense	646,881	537,270	109,611	20.4
Income tax expense	93,797	473,279	(379,482)	(80.2)
Income from continuing operations	553,084	63,991	489,093	764.3
Loss from discontinued operations, net of tax	—	(2,097)	2,097	NM
Net income	$553,084	$61,894	$491,190	793.6%
Net Sales
Higher net sales primarily due to the following:

•	Acquisitions of Bras N Things in 2018 and Alternative Apparel in 2017, which added incremental net sales of $177 million in 2018;

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign currency and businesses acquired within 12 months, increased 2% in 2018, driven by strong growth in our global Champion sales, our innerwear businesses in Australia, Asia and Americas and online sales offset in part by declines in our United States innerwear business and United States Hanes activewear business; and

•	Favorable impact of foreign currency exchange rates of in our International businesses of approximately $13 million.
Operating Profit
Operating profit as a percentage of net sales was 12.8% in 2018, an increase from the prior year of approximately 130 basis points, primarily due to the following:

•
Gross margin expansion of approximately 50 basis points as the increase of International gross profit from acquisition synergies and lower acquisition, integration and other action-related charges were partially offset by higher input costs; and

•
Lower selling, general and administrative expenses as a percentage of net sales of approximately 30 basis points primarily due to lower acquisition, integration and other action-related costs and cost savings realized from the corporate headcount reduction efforts in 2017, partially offset by increased bad debt charges, primarily related to the Sears Holdings Corporation (“Sears”) bankruptcy filing, increased distribution expenses from investments to support future growth and higher proportion of selling, general and administrative costs at our recently acquired businesses.

Included within operating profit are charges of approximately $80 million and $191 million related to acquisition, integration and other action-related costs in 2018 and 2017, respectively. Included within acquisition, integration and other action-related costs in 2017, is $28 million related to the change in fair value of contingent consideration resulting in the final settlement ruling of the contingent consideration liability in connection with the Champion Europe acquisition in 2016.
Other Highlights
Other Expenses – Other expenses were lower by $6 million in 2018 compared to 2017 primarily due to $4 million of lower pension expense in 2018 and higher costs in 2017 to refinance credit facilities.
Interest Expense – Interest expense was higher by $20 million in 2018 compared to 2017 driven by higher debt balances and a higher weighted average interest rate. Our weighted average interest rate on our outstanding debt was 3.91% during 2018, compared to 3.78% during 2017.
Income Tax Expense – Our effective income tax rate was 14.5% and 88% for 2018 and 2017, respectively. The lower tax rate in 2018 compared to 2017 is primarily due to the provisional charge recorded in 2017 related to the Tax Act of $435 million, primarily related to a transition tax charge on deemed repatriated earnings of foreign subsidiaries and a charge for the revaluation of our deferred tax assets and liabilities to the lower corporate income tax rate of 21%.
Discontinued Operations – The results of our discontinued operations in 2017 included the operations of two businesses, Dunlop Flooring and Tontine Pillow, purchased in the Hanes Australasia acquisition and sold in 2017.

Operating Results by Business Segment — Year Ended December 29, 2018 (“2018”) Compared with Year Ended December 30, 2017 (“2017”)

	Net Sales
	Years Ended
	December 29, 2018	December 30, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$2,379,675	$2,462,876	$(83,201)	(3.4)%
Activewear	1,792,280	1,654,278	138,002	8.3
International	2,344,115	2,054,664	289,451	14.1
Other	287,885	299,592	(11,707)	(3.9)
Total	$6,803,955	$6,471,410	$332,545	5.1%

	Operating Profit and Margin
	Years Ended
	December 29, 2018		December 30, 2017		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$526,831	22.1%	$580,879	23.6%	$(54,048)	(9.3)%
Activewear	267,428	14.9	264,975	16.0	2,453	0.9
International	351,769	15.0	268,367	13.1	83,402	31.1
Other	25,348	8.8	31,540	10.5	(6,192)	(19.6)
Corporate	(303,425)	NM	(401,411)	NM	97,986	24.4
Total	$867,951	12.8%	$744,350	11.5%	$123,601	16.6%
Innerwear
Innerwear net sales decreased 3% compared to 2017 driven by a 1% decline in our basics business and a 10% decline in our intimate apparel business. Within our basics business, strength in our men’s underwear business was more than offset by declines in our women’s panties, children’s underwear and sock businesses. Net sales in our intimate apparel business decreased primarily driven by declines in our bras product category, which continues to be impacted by door closings and the challenging retail landscape within the mid-tier and department store channel.
Innerwear operating margin was 22.1%, representing a reduction from 2017 of approximately 150 basis points due to the impact from lower sales volume, higher raw material costs and product mix, which was partially offset by lower selling, general and administrative expenses as a result of the prior year’s corporate headcount reduction efforts.
Activewear
Activewear net sales increased as a result of our acquisition of Alternative Apparel in October 2017, which contributed incremental net sales in 2018 of $54 million, as well as approximately 5% increase in net sales among our other activewear businesses. Core Champion sales within our Activewear segment, which we define as Champion sales outside of the mass retail channel, were up 48% in 2018, driven by strong consumer demand, space gains in the sports specialty channels and growth in the online channel. Growth in core Champion sales more than offset declines in our Champion and Hanes activewear businesses within the mass retail channel due to space reductions.
Activewear operating margin was 14.9%, representing a decline from 2017 of approximately 110 basis points as favorable product mix and cost savings associated with prior year’s corporate headcount reduction efforts were more than offset by higher raw material costs, higher distribution costs driven primarily by investments to support future growth and a higher proportion of selling, general and administrative expenses from our recently acquired businesses.
International
Net sales in the International segment were higher as a result of the following:

•	Our acquisition of Bras N Things in the first quarter of 2018, which contributed incremental net sales of nearly $123 million;

•
Organic sales on a constant currency basis increased driven by our global Champion sales growth, primarily in the Europe and Asia markets, and growth in our innerwear businesses in Australia, Asia and Americas; and

•	Favorable impact of foreign currency exchange rates of approximately $13 million.
International operating margin was 15.0%, an increase from 2017 of approximately 190 basis points primarily due to scale efficiencies, favorable mix and the continued realization of acquisition synergies coupled with high margin contributions from the recently acquired Bras N Things business.
Other
Other net sales were lower as a result of continued declines in hosiery sales in the United States and slower traffic at our outlet stores. Operating margin decreased slightly as the impact from lower sales volume was only partially offset by continued cost control.

Corporate
Corporate expenses decreased in 2018 primarily related to lower acquisition, integration and other action-related charges of $111 million, partially offset by increased bad debt charges, primarily related to the Sears bankruptcy filing. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. Smaller acquisitions, business disruption and other action-related costs include acquisition and integration charges for our smaller acquisitions such as Alternative Apparel, expenses associated with natural disasters that impact our business and other action-related costs related to a supply chain network realignment. Contingent consideration related to Champion Europe represents the charge recognized in relation to the final contingent consideration settlement in excess of amounts previously accrued, as further described in Note, “Acquisitions” to our consolidated financial statements.

	Years Ended
	December 29, 2018	December 30, 2017
	(dollars in thousands)
Acquisition, integration and other action-related costs included in operating profit:
Hanes Europe Innerwear	$26,403	$65,995
Hanes Australasia	14,266	40,681
Bras N Things	6,948	—
Champion Europe	4,899	10,645
Smaller acquisitions, business disruption and other action-related costs	27,682	45,731
Contingent consideration related to Champion Europe	—	27,852
Total acquisition, integration and other action-related costs included in operating profit	$80,198	$190,904

Consolidated Results of Operations — Year Ended December 30, 2017 (“2017”) Compared with Year Ended December 31, 2016 (“2016”)

	Years Ended
	December 30, 2017	December 31, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$6,471,410	$6,028,199	$443,211	7.4%
Cost of sales	3,980,859	3,752,151	228,708	6.1
Gross profit	2,490,551	2,276,048	214,503	9.4
Selling, general and administrative expenses	1,718,349	1,485,997	232,352	15.6
Change in fair value of contingent consideration	27,852	—	27,852	NM
Operating profit	744,350	790,051	(45,701)	(5.8)
Other expenses	32,645	66,160	(33,515)	(50.7)
Interest expense, net	174,435	152,692	21,743	14.2
Income from continuing operations before income tax expense	537,270	571,199	(33,929)	(5.9)
Income tax expense	473,279	34,272	439,007	1,280.9
Income from continuing operations	63,991	536,927	(472,936)	(88.1)
Income (loss) from discontinued operations, net of tax	(2,097)	2,455	(4,552)	NM
Net income	$61,894	$539,382	$(477,488)	(88.5)%
Net Sales
Higher net sales primarily due to the following:

•
Acquisitions of Hanes Australasia, Champion Europe and It’s Greek to Me, Inc. and GTM Retail, Inc. (“GTM”) in 2016 and Alternative Apparel in 2017, which added incremental net sales of approximately $470 million in 2017;

•	Increased nets sales driven by our global Champion and global online growth initiatives;

•	Increased net sales in our licensed intimate apparel business, along with our sock and men’s underwear product categories;

•	Sales growth in licensed sports apparel in the college bookstore business; and

•	Favorable impact of foreign currency exchange rates of approximately $25 million.

Partially offset by:

•
Lower net sales in our remaining Innerwear product categories as a result of challenging consumer traffic at retail, cautious inventory management by retailers and store closures within the mid-tier and department store channel;

•	Lower net sales in our licensed sports apparel business and Hanes activewear apparel within the mass merchant channel; and

•	Lower net sales in Other driven by continued declines in hosiery, slower traffic at our outlet stores and the planned exit of our legacy catalog business in the third quarter of 2016.
Operating Profit
Operating profit as a percentage of net sales was 11.5% in 2017, a decrease from prior year of approximately 160 basis points, primarily due to the following:

•
Increase in gross profit as a percentage of net sales of approximately 70 basis points as supply chain efficiencies and synergies recognized from the integration of our acquisitions was partially offset by higher acquisition, integration and other action-related costs; and

•
Higher selling, general and administrative expenses as a percentage of net sales of approximately 190 basis points primarily due to higher distribution expenses as a result of increased volume, increased labor expenses to handle late-quarter customer orders, increased marketing investment, mix of product sold, as well as higher acquisition, integration and other action-related charges and expenses related to our U.S. corporate office headcount reduction efforts. The aforementioned expenses were partially offset by synergy benefits from the integration of prior acquisitions, cost savings from the planned reduction of our legacy catalog distribution and continued cost control.

Included within operating profit are charges of approximately $191 million and $139 million related to acquisition, integration and other action-related costs in 2017 and 2016, respectively. Included within acquisition, integration and other action-related costs in 2017, is $28 million related to the change in fair value of contingent consideration resulting in the final settlement ruling of the contingent consideration liability in connection with the Champion Europe acquisition in 2016.
Other Highlights
Other Expenses – Other expenses were lower by $34 million in 2017 compared to 2016 primarily due to costs of approximately $47 million associated with the redemption of our 6.375% Senior Notes in 2016, which included a call premium and write-off of unamortized debt issuance costs. In 2017, we refinanced our Senior Secured Credit Facility and incurred costs associated with the refinancing of approximately $5 million, which included a write-off of unamortized debt issuance costs and fees paid to third parties.
Interest Expense – Interest expense was higher by $22 million in 2017 compared to 2016 primarily due to higher debt balances to help fund acquisitions and share repurchases coupled with a higher weighted average interest rate. Our weighted average interest rate on our outstanding debt was 3.78% during 2017, compared to 3.64% during 2016.
Income Tax Expense – Income tax expense for 2017 included a provisional charge related to the Tax Act of $435 million, which included a $360 million transition tax charge on deemed repatriated earnings of foreign subsidiaries, a charge of $72 million for the revaluation of our deferred tax assets and liabilities to the lower corporate income tax rate of 21% and a $3 million charge related to the deductibility of employee compensation. In addition, we incurred incremental tax costs of approximately $22 million for other impacts of tax reform and other actions taken in 2017.
Discontinued Operations – The results of our discontinued operations included the operations of two businesses, Dunlop Flooring and Tontine Pillow, purchased in the Hanes Australasia acquisition.

Operating Results by Business Segment — Year Ended December 30, 2017 (“2017”) Compared with Year Ended December 31, 2016 (“2016”)

	Net Sales
	Years Ended
	December 30, 2017	December 31, 2016	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$2,462,876	$2,543,717	$(80,841)	(3.2)%
Activewear	1,654,278	1,601,108	53,170	3.3
International	2,054,664	1,531,913	522,751	34.1
Other	299,592	351,461	(51,869)	(14.8)
Total	$6,471,410	$6,028,199	$443,211	7.4%

	Operating Profit and Margin
	Years Ended
	December 30, 2017		December 31, 2016		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$580,879	23.6%	$615,202	24.2%	$(34,323)	(5.6)%
Activewear	264,975	16.0	264,955	16.5	20	—
International	268,367	13.1	188,966	12.3	79,401	42.0
Other	31,540	10.5	41,293	11.7	(9,753)	(23.6)
Corporate	(401,411)	NM	(320,365)	NM	(81,046)	(25.3)
Total	$744,350	11.5%	$790,051	13.1%	$(45,701)	(5.8)%
Innerwear
Innerwear net sales decreased in both our basics and intimates apparel businesses. Strength in our licensed intimate apparel, socks and men’s underwear businesses, as well as growth in the online channel was more than offset by declines in other product categories due to challenging consumer traffic at retail and cautious inventory management by retailers. Our intimate apparel business also experienced sales declines driven by the continued impact from retail store closures in the mid-tier and department store channel, partially offset by strong performance from our new Maidenform sport and millennial product offerings.
Decreased operating profit was driven largely by lower sales volume coupled with lower margins from unfavorable product mix, as well as expenses related to Project Booster, our multi-year program to drive investment for sales growth, cost reduction and cash flow, offset partially by continued cost control.
Activewear
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
Other
Other net sales were lower as a result of continued declines in hosiery sales in the United States, slower traffic at our outlet stores and the planned exit from our legacy catalog business in 2016. Operating profit decreased as a result of lower sales volume, offset, in part, by continued cost control.
Corporate
Corporate expenses increased in 2017 primarily from higher acquisition, integration and other action-related charges in 2017 compared to 2016 of $52 million and increased amortization expense related to acquired intangible assets in our recent acquisitions. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. Business disruption and other actions are mainly expenses associated with natural disasters that impact our business and other action-related costs. Contingent consideration related to Champion Europe represents the charge recognized in relation to the final contingent consideration settlement in excess of amounts previously accrued, as further described in Note, “Acquisitions” to our consolidated financial statements. Acquisition-related currency transactions represent the foreign exchange gain from financing activities related to the Champion Europe and Hanes Australasia acquisitions.

	Years Ended
	December 30, 2017	December 31, 2016
	(dollars in thousands)
Acquisition, integration and other action-related costs included in operating profit:
Hanes Europe Innerwear	$65,995	$79,003
Hanes Australasia	40,681	30,783
Champion Europe	10,645	10,972
Knights Apparel	11,994	29,056
Other acquisitions	1,995	4,344
Business disruption and other actions	31,742	—
Contingent consideration related to Champion Europe	27,852	—
Acquisition related currency transactions	—	(15,639)
Total acquisition and integration costs	$190,904	$138,519

Liquidity and Capital Resources
Cash Requirements and Trends Affecting Liquidity
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
We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. We expect our top priorities of our cash deployment strategy in the future will include organic growth (via capital expenditures), debt prepayments and dividends. After funding those priorities, to the extent there is remaining cash or borrowing capacity available, we generally intend to invest in strategic acquisitions and share repurchases.
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our Accounts Receivable Securitization Facility and our international loan facilities.

We had the following borrowing capacity and availability under our credit facilities as of December 29, 2018:

	As of December 29, 2018
	Borrowing Capacity	Borrowing Availability
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility	$1,000,000	$995,665
Australian Revolving Loan Facility	42,236	21,118
European Revolving Loan Facility	113,520	—
Accounts Receivable Securitization Facility(1)	161,608	—
Other international credit facilities	163,959	112,796
Total liquidity from credit facilities	$1,481,323	$1,129,579

(1)
Borrowing availability under the Accounts Receivable Securitization Facility is subject to a quarterly fluctuating facility limit, not to exceed $225 million and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans.

As of December 29, 2018, we had $433 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, together with our borrowing availability, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
The following have impacted or are expected to impact liquidity:

•	We have principal and interest obligations under our outstanding debt.

•	We acquired Bras N Things in February 2018 and Alternative Apparel in October 2017 and we may pursue strategic acquisitions in the future.

•	We expect to continue to invest in efforts to accelerate worldwide omnichannel and global growth initiatives, as well as marketing and brand building.

•	We expect to continue to invest in efforts to improve operating efficiencies and lower costs.

•
We made contributions of $17 million to our U.S. pension plan in 2018 and expect to make required cash contributions of $26 million to our U.S. pension plan in 2019 based on a preliminary calculation by our actuary. We may also elect to make additional voluntary contributions. Our U.S. qualified pension plan was approximately 93% and 94% funded as of December 29, 2018 and December 30, 2017, respectively, under the Pension Protection Act funding rules.

•
We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have also reevaluated our reinvestment strategy with regards to our historic earnings which were taxed as part of the Tax Act and intend to remit foreign earnings totaling $1.4 billion.

•
We are obligated to make installment payments over an eight-year period related to our transition tax liability resulting from the implementation of the Tax Act, which began in 2018, in addition to any estimated income taxes due based on current year taxable income. In 2018, we made an installment payment on our transition tax liability in the amount of $13 million and have a remaining balance due of $107 million to be paid in installment payments through 2025.

•	Our Board of Directors has authorized a regular quarterly dividend.

•
We may repurchase shares of the Company’s common stock under current share repurchase program, which has been approved by our Board of Directors. We did not repurchase any shares of common stock during 2018. During 2017 and 2016, respectively, we repurchased 19.6 million and 14.2 million shares of our common stock (at a cost of $400 million and $380 million). At December 29, 2018, the remaining repurchase authorization totaled approximately 20 million shares.

Dividends
The following chart summarizes historical dividend activity and the impact on liquidity.
In February 2019, our Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding common stock to be paid on March 12, 2019 to stockholders of record at the close of business on February 19, 2019.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Future Contractual Obligations and Commitments
The following table contains information on our contractual obligations and commitments as of December 29, 2018, and their expected timing on future cash flows and liquidity.

		Payments Due by Period
	At December 29, 2018	Fiscal 2019	Fiscal 2020-2021	Fiscal 2022-2023	Fiscal 2024 and Thereafter
	(dollars in thousands)
Operating activities:
Interest on debt obligations(1)	811,005	$157,985	$303,327	$261,558	$88,135
Inventory purchase obligations	499,348	491,152	8,196	—	—
Operating lease obligations	662,168	148,218	239,845	158,164	115,941
Marketing and advertising obligations	14,780	10,060	4,720	—	—
Defined benefit plan minimum contributions(2)	26,000	26,000	—	—	—
Tax obligations(3)	133,937	13,823	34,343	30,568	55,203
Other long-term obligations(4)	349,201	148,731	92,683	34,984	72,803
Investing activities:
Capital expenditures	25,814	25,814	—	—	—
Financing activities:
Debt	4,009,553	440,596	116,744	610,000	2,842,213
Notes payable	5,824	5,824	—	—	—
Total	$6,537,630	$1,468,203	$799,858	$1,095,274	$3,174,295

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at December 29, 2018.

(2)
Represents only the required minimum pension contributions to our U.S. qualified pension plan in 2019. In addition to the required cash contributions, we may elect to make voluntary contributions to maintain certain funded levels. For a discussion of our pension plan obligations, see Note, “Defined Benefit Pension Plans,” to our consolidated financial statements.

(3)	Represents uncertain tax positions and the transition tax liability resulting from the Tax Act.

(4)
Represents the projected payment for long-term liabilities recorded on the Consolidated Balance Sheet for certain employee benefit claims, royalty-bearing license agreement payments, post retirement obligations and deferred compensation.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the years ended December 29, 2018 and December 30, 2017 was derived from our consolidated financial statements.

	Years Ended
	December 29, 2018	December 30, 2017
	(dollars in thousands)
Operating activities	$643,402	$655,718
Investing activities	(418,651)	(104,513)
Financing activities	(200,497)	(585,768)
Effect of changes in foreign currency exchange rates on cash	9,912	(4,116)
Change in cash, cash equivalents and restricted cash	34,166	(38,679)
Cash and cash equivalents at beginning of year	421,566	460,245
Cash, cash equivalents and restricted cash at end of year	455,732	421,566
Less restricted cash at end of year	22,710	$—
Cash and cash equivalents at end of year	$433,022	$421,566
Operating Activities
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income and changes in working capital. As compared to prior year, our operating cash decreased slightly due to the final Champion Europe contingent consideration payment in the first quarter of 2018, $17 million of U.S. pension contributions in 2018 and higher cash payments for inventory as we increased our investments to support the global demand of our Champion products. Higher cash payments mentioned above were partially offset by increased accounts receivable collections and improved payment terms with our trade payable vendors.
Investing Activities
The increased cash used by investing activities is primarily the result of the acquisition of Bras N Things in 2018. In 2017, we received cash as a result of the dispositions of the Dunlop Flooring and Tontine Pillow businesses which were acquired in conjunction with the Hanes Australasia acquisition.
Financing Activities
The lower cash used for financing activities in 2018 was primarily driven by our share repurchase activity. We did not repurchase any shares in 2018, however we repurchased shares for a total cost of $400 million in 2017.
Financing Arrangements
We believe our financing structure provides a secure base to support our operations and key business strategies. As of December 29, 2018, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness discussed below. We continue to monitor our covenant compliance carefully. We expect to maintain compliance with our covenants during 2019, however economic conditions or the occurrence of events discussed above under “Risk Factors” could cause noncompliance.
For further details regarding our liquidity from our available cash balances and credit facilities see, “Trends and Uncertainties Affecting Liquidity”, above.

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
Sales Recognition and Incentives
We recognize revenue when obligations under the terms of a contract with a customer are satisfied, which occurs at a point in time, upon either shipment or delivery to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, which includes estimate for variable consideration. We record provisions for any uncollectible amounts based upon our historical collection statistics and current customer information. Our management reviews these estimates each quarter and makes adjustments based upon actual experience.
Note, “Summary of Significant Accounting Policies”  — (d) Sales Recognition and Incentives,” to our consolidated financial statements describes a variety of sales incentives that we offer to resellers and consumers of our products. Measuring the cost of these incentives requires, in many cases, estimating future customer utilization and redemption rates. We use historical data for similar transactions to estimate the cost of current incentive programs. Our management reviews these estimates each quarter and makes adjustments based upon actual experience and other available information. We classify the costs associated with cooperative advertising as a reduction of “Net sales” in our Consolidated Statements of Income.
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
We have completed our accounting for the enactment of the Tax Act incorporating assumptions made based upon our current interpretation of the Tax Act and relevant proposed regulations in accordance with SAB 118. We have also accounted for impacts of the Tax Act which became effective in 2018. The amounts recorded as it relates to the Tax Act could change in the future as a result of further guidance and regulations being issued and evaluated.
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
Trademarks and Other Identifiable Intangibles
Trademarks, license agreements, customer and distributor relationships and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles with finite lives over their estimated useful lives, and we do not amortize identifiable intangibles with indefinite lives. We base the estimated useful life of an identifiable intangible asset upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. As of December 29, 2018, the net book value of trademarks and other identifiable intangible assets was $1.6 billion, of which we are amortizing a balance of $208 million. We anticipate that our amortization expense for 2019 will be $33 million.
We evaluate identifiable intangible assets subject to amortization for impairment at least annually and as triggering events occur, such as significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continued losses or a current expectation that an intangible asset’s value will be eliminated prior to the end of its useful life. We estimate an intangible asset’s useful life based on historical experience, future business plans and the period over which the asset will be economically useful to us. Our policies require that we periodically review our assets’ remaining depreciable lives based upon actual experience and expected future utilization. A change in the depreciable life is treated as a change in accounting estimate and the accelerated amortization is accounted for in the period of change and future periods.
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
In connection with our annual impairment testing performed in 2018, we performed a quantitative assessment for each indefinite-lived asset. The tests indicate that the indefinite-lived intangible assets have fair values that exceeded their carrying amounts and no impairment of trademarks or other identifiable intangible assets was identified as a result of our testing conducted in 2018.
Goodwill
As of December 29, 2018, we had $1.2 billion of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. The timing of our annual goodwill impairment testing is the first day of the third fiscal quarter. The estimated fair values significantly exceeded the carrying values of each of our reporting units as of the first day of the third fiscal quarter, and no impairment of goodwill was identified as a result of the testing conducted in 2018.

In evaluating the recoverability of goodwill in 2018, we estimated the fair value of our reporting units. We relied on a number of factors to determine the fair value of our reporting units and evaluate various factors to discount anticipated future cash flows, including operating results, business plans and present value techniques. As discussed above under “Trademarks and Other Identifiable Intangibles,” there are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.
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
Our policies regarding the establishment of pension assumptions are as follows:

•
In determining the discount rate, we utilized the Aon Hewitt AA-Only Above Median Curve (rounded to the nearest 10 basis points) in order to determine a unique interest rate for each plan and match the expected cash flows for each plan. We utilized a full series specific spot rates along the Aon Hewitt AA Above Median yield curve in our determination of discount rates, for our U.S. defined benefit plans, in order to determine our interest rate and match to the relevant cash flows for the plans.

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

•
Retirement rates were based primarily on actual experience while standard actuarial tables were used to estimate mortality. In 2018, the tables used as a basis for the mortality assumption were from the RP-2014 table with Scale MP-2018.

The sensitivity of changes in actuarial assumptions on our annual pension expense and on our plans’ benefit obligations, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
	Pension Expense	Benefit Obligation
	(in millions)
1% decrease in discount rate	$(1)	$142
1% increase in discount rate	1	(116)
1% decrease in expected investment return	7	N/A
1% increase in expected investment return	(7)	N/A

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
Foreign Exchange Risk
We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. With our international commercial presence, we also have foreign entities that purchase raw materials and finished goods in U.S. dollars. Our exposure to foreign exchange rates exists primarily with respect to the Euro, Australian dollar, Canadian dollar, Mexican peso and Japanese yen against the U.S. dollar. We use foreign exchange forward contracts to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward and option contracts. At December 29, 2018, the potential change in fair value of foreign currency derivative instruments, assuming a 10% adverse change in the underlying currency price, was approximately $58 million.
Interest Rates
Our debt under the Revolving Loan Facility, Accounts Receivable Securitization Facility, Term Loan A, Term Loan B, Australian Term A-1, Australian Revolver, European Revolver, certain other international debt and notes payable bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt and notes payable. Approximately 59% of our total debt and notes payable outstanding at December 29, 2018 is at a fixed rate. A 25-basis point movement in the annual interest rate charged on the outstanding debt and notes payable balances as of December 29, 2018 would result in a change in annual interest expense of approximately $4 million.
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
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We excluded our wholly owned subsidiary, Bras N Things, from our assessment of internal control over financial reporting as of December 29, 2018 because our control over the operation of the subsidiary was acquired in a purchase business combination during 2018.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The material under the heading “Proposal 1 - Election of Directors: Nominees for Election as Directors for a One-Year Term Expiring in 2020,” “Ownership of Our Stock: Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1 - Election of Directors: Other Governance Information - Code of Ethics,” “Proposal 1 - Election of Directors: Board Structure and Processes - Committees of the Board of Directors” and “Proposal 1 - Election of Directors: How We Select our Directors - Director Independence,” each as included and to be filed in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), is incorporated by reference herein in response to this Item. Certain information concerning the Company’s executive officers is included in Item 1C of this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The material under the heading “Proposal 3 - Advisory Vote to Approve Executive Compensation: Compensation Discussion and Analysis,” “Proposal 3 - Advisory Vote to Approve Executive Compensation: Executive Compensation,” “Proposal 1 - Election of Directors: Board Structure and Processes - Committees of the Board of Directors - Compensation Committee Interlocks and Insider Participation,” and “Proposal 3 - Advisory Vote to Approve Executive Compensation: Compensation Committee Report,” each as included and to be filed in the 2019 Proxy Statement, is incorporated by reference herein in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The material under the heading “Equity Compensation Plan Information” as included in Item 5 of this Annual Report on Form 10-K and the material under the heading “Ownership of Our Stock: Share Ownership of Major Stockholders, Management and Directors” as included and to be filed in the 2019 Proxy Statement is incorporated by reference herein in response to this Item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The material under the heading “Proposal 1 - Election of Directors: Other Governance Information - Related Party Transactions” and “Proposal 1 - Election of Directors: How We Select our Directors - Director Independence,”each as included and to be filed in the 2019 Proxy Statement, is incorporated by reference herein in response to this Item.

Item 14.	Principal Accounting Fees and Services
The material under the heading “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm: Relationship with Independent Registered Public Accounting Firm” as included and to be filed in the 2019 Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The financial statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Annual Report on Form 10-K.
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

4.3
Second Supplemental Indenture (to Indenture dated May 6, 2016), dated as of February 7, 2018, among Hanesbrands Inc., Alternative Apparel, Inc. and US Bank, National Association (incorporated by reference from Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2018).

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

4.9
Supplemental Indenture No. 5 (to Indenture dated June 3, 2016), dated as of February 20, 2018, among Hanesbrands Finance Luxembourg S.C.A., Alternative Apparel, Inc. and U.S. Bank Trustees Limited (incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

4.10
Supplemental Indenture No. 6 (to Indenture dated June 3, 2016), dated as of August 24, 2018, among Hanesbrands Finance Luxembourg S.C.A., Hanes Global Holdings U.S. Inc. and U.S. Bank Trustees Limited (incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 2018).

4.11
Supplemental Indenture No. 7 (to Indenture dated June 3, 2016), dated as of October 1, 2018, among Hanesbrands Finance Luxembourg S.C.A., Hanesbrands Spain S.A. and U.S. Bank Trustees Limited (incorporated by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 2018).

4.12
Supplemental Indenture No. 8 (to Indenture dated June 3, 2016), dated as of November 30, 2018, among Hanesbrands Finance Luxembourg S.C.A., Hanes Global Holdings Switzerland GmbH and U.S. Bank Trustees.

10.1
Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013).*

10.2	First Amendment of Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated).*

10.3	Second Amendment of Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated).*

10.4
Form of Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

10.5
Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted prior to January 1, 2019 (incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

Exhibit Number	Description

10.6
Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted on or after January 1, 2019.*

10.7
Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted prior to January 1, 2019 (incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.8
Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted on or after January 1, 2019.*

10.9
Form of Performance Stock Award Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted prior to January 1, 2019 (incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.10	Form of Performance Stock Award Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted on or after January 1, 2019.*

10.11
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

10.13
Hanesbrands Inc. Supplemental Employee Retirement Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).*

10.14
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

10.16	First Amendment to Hanesbrands Inc. Executive Deferred Compensation Plan, as amended.*

10.17	Second Amendment to Hanesbrands Inc. Executive Deferred Compensation Plan, as amended.*

10.18
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

10.21
Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

Exhibit Number	Description
10.22
First Amendment to Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 4, 2016).*

10.23	Second Amendment to Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan.*

10.24
Separation and Release Agreement dated December 31, 2017 between the Registrant and Richard A. Noll (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).*

10.25
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers prior to December 2010 and schedule of all such agreements with current executive officers (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2016).*

10.26
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers after December 2010 and schedule of all such agreements with current executive officers (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2018).*

10.27
First Amendment to Severance/Change in Control Agreement dated June 13, 2016 between Hanesbrands Inc. and Gerald W. Evans, Jr. (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2016).*

10.28
Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”) by and among financial institutions and other persons from time to time party to the Fourth Amended Credit Agreement from time to time as lenders, Barclays Bank PLC, HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC, and SunTrust Bank, as the co-syndication agents, Branch Banking & Trust Company, Fifth Third Securities, Inc., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo Bank, National Association, as the co-documentation agents, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC, and SunTrust Bank, as the joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2017).

10.29
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

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Gerald W. Evans, Jr., Chief Executive Officer.

31.2	Certification of Barry A. Hytinen, Chief Financial Officer.

32.1	Section 1350 Certification of Gerald W. Evans, Jr., Chief Executive Officer.

32.2	Section 1350 Certification of Barry A. Hytinen, Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

Exhibit Number	Description
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plans or arrangements.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the February 8, 2019.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Gerald W. Evans, Jr.	Chief Executive Officer (principal executive officer)	February 8, 2019
Gerald W. Evans, Jr.

/s/ Barry A. Hytinen	Chief Financial Officer (principal financial officer)	February 8, 2019
Barry A. Hytinen

/s/ M. Scott Lewis	Chief Accounting Officer and Controller (principal accounting officer)	February 8, 2019
M. Scott Lewis

/s/ Geralyn R. Breig	Director	February 8, 2019
Geralyn R. Breig

/s/ Bobby J. Griffin	Director	February 8, 2019
Bobby J. Griffin

/s/ James C. Johnson	Director	February 8, 2019
James C. Johnson

/s/ Jessica T. Mathews	Director	February 8, 2019
Jessica T. Mathews

/s/ Franck J. Moison	Director	February 8, 2019
Franck J. Moison

/s/ Robert F. Moran	Director	February 8, 2019
Robert F. Moran

/s/ Ronald L. Nelson	Director	February 8, 2019
Ronald L. Nelson

/s/ Richard A. Noll	Director	February 8, 2019
Richard A. Noll

/s/ David V. Singer	Director	February 8, 2019
David V. Singer

/s/ Ann E. Ziegler	Director	February 8, 2019
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
The Company excluded its wholly owned subsidiary BNT Holdco Pty Limited (“Bras N Things”) from its assessment of internal control over financial reporting as of December 29, 2018 because its control over these operations was acquired by the Company in a purchase business combination during 2018. The Company is in the process of integrating the operations of Bras N Things into the Company’s overall internal control over financial reporting process. This is a wholly-owned subsidiary whose combined total assets and total revenues represent 0.2% and 1.8% of the related consolidated financial statement amounts as of and for the year ended December 29, 2018.
Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of December 29, 2018, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management determined that Hanesbrands’ internal control over financial reporting was effective as of December 29, 2018.
The effectiveness of our internal control over financial reporting as of December 29, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hanesbrands Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hanesbrands Inc. and its subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded BNT Holdco Pty Limited (“Bras N Things”) from its assessment of internal control over financial reporting as of December 29, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Bras N Things from our audit of internal control over financial reporting. Bras N Things is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.2% and 1.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2018.
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
Charlotte, North Carolina
February 8, 2019

We have served as the Company’s auditor since 2006.

HANESBRANDS INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net sales	$6,803,955	$6,471,410	$6,028,199
Cost of sales	4,147,436	3,980,859	3,752,151
Gross profit	2,656,519	2,490,551	2,276,048
Selling, general and administrative expenses	1,788,568	1,718,349	1,485,997
Change in fair value of contingent consideration	—	27,852	—
Operating profit	867,951	744,350	790,051
Other expenses	26,395	32,645	66,160
Interest expense, net	194,675	174,435	152,692
Income from continuing operations before income tax expense	646,881	537,270	571,199
Income tax expense	93,797	473,279	34,272
Income from continuing operations	553,084	63,991	536,927
Income (loss) from discontinued operations, net of tax	—	(2,097)	2,455
Net income	$553,084	$61,894	$539,382

Earnings (loss) per share — basic:
Continuing operations	$1.52	$0.17	$1.41
Discontinued operations	—	(0.01)	0.01
Net income	$1.52	$0.17	$1.41

Earnings (loss) per share — diluted:
Continuing operations	$1.52	$0.17	$1.40
Discontinued operations	—	(0.01)	0.01
Net income	$1.52	$0.17	$1.40

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net income	$553,084	$61,894	$539,382
Other comprehensive loss:
Foreign currency translation	(113,555)	34,554	(20,384)
Cash flow hedges, net of tax effect of ($11,297), $7,951, and ($1,272), respectively	35,978	(31,281)	5,757
Defined benefit plans, net of tax effect of ($4,852), $930, and $16,393, respectively	13,841	(6,488)	(26,431)
Other comprehensive loss	(63,736)	(3,215)	(41,058)
Comprehensive income	$489,348	$58,679	$498,324

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 29, 2018	December 30, 2017
Assets
Cash and cash equivalents	$433,022	$421,566
Trade accounts receivable, net	870,878	903,318
Inventories	2,054,458	1,874,990
Other current assets	159,231	186,496
Total current assets	3,517,589	3,386,370
Property, net	607,688	623,991
Trademarks and other identifiable intangibles, net	1,555,381	1,402,857
Goodwill	1,241,727	1,167,007
Deferred tax assets	249,693	234,932
Other noncurrent assets	83,880	79,618
Total assets	$7,255,958	$6,894,775

Liabilities and Stockholders’ Equity
Accounts payable	$1,029,933	$867,649
Accrued liabilities and other:
Payroll and employee benefits	147,418	153,394
Advertising and promotion	148,295	150,375
Other	258,188	345,865
Notes payable	5,824	11,873
Accounts Receivable Securitization Facility	161,608	125,209
Current portion of long-term debt	278,976	124,380
Total current liabilities	2,030,242	1,778,745
Long-term debt	3,534,183	3,702,054
Pension and postretirement benefits	378,972	405,238
Accrued income taxes - noncurrent	100,626	137,226
Other noncurrent liabilities	241,652	185,310
Total liabilities	6,285,675	6,208,573

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 361,330,128 and 360,125,894, respectively	3,613	3,601
Additional paid-in capital	284,877	271,462
Retained earnings	1,184,735	850,345
Accumulated other comprehensive loss	(502,942)	(439,206)
Total stockholders’ equity	970,283	686,202
Total liabilities and stockholders’ equity	$7,255,958	$6,894,775

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at January 2, 2016	391,653	$3,917	$277,569	$1,389,338	$(394,933)	$1,275,891
Net income	—	—	—	539,382	—	539,382
Dividends	—	—	—	(169,294)	—	(169,294)
Translation adjustments	—	—	—	—	(20,384)	(20,384)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	5,757	5,757
Net unrecognized loss from pension and postretirement plans	—	—	—	—	(26,431)	(26,431)
Stock-based compensation	—	—	30,617	6,051	—	36,668
Net exercise of stock options, vesting of restricted stock units and other	1,277	12	(37,786)	—	—	(37,774)
Share repurchases	(14,243)	(142)	(10,398)	(369,361)	—	(379,901)
Balances at December 31, 2016	378,687	$3,787	$260,002	$1,396,116	$(435,991)	$1,223,914
Net income	—	—	—	61,894	—	61,894
Dividends	—	—	—	(222,290)	—	(222,290)
Translation adjustments	—	—	—	—	34,554	34,554
Net unrealized loss on qualifying cash flow hedges	—	—	—	—	(31,281)	(31,281)
Net unrecognized loss from pension and postretirement plans	—	—	—	—	(6,488)	(6,488)
Stock-based compensation	—	—	23,224	—	—	23,224
Net exercise of stock options, vesting of restricted stock units and other	1,079	10	2,154	528	—	2,692
Share repurchases	(19,640)	(196)	(13,918)	(385,903)	—	(400,017)
Balances at December 30, 2017	360,126	$3,601	$271,462	$850,345	$(439,206)	$686,202
Net income	—	—	—	553,084	—	553,084
Dividends	—	—	—	(218,694)	—	(218,694)
Translation adjustments	—	—	—	—	(113,555)	(113,555)
Net unrealized gain on qualifying cash flow hedges	—	—	—	—	35,978	35,978
Net unrecognized gain from pension and postretirement plans	—	—	—	—	13,841	13,841
Stock-based compensation	—	—	21,063	—	—	21,063
Net exercise of stock options, vesting of restricted stock units and other	1,204	12	(7,648)	—	—	(7,636)
Balances at December 29, 2018	361,330	$3,613	$284,877	$1,184,735	$(502,942)	$970,283

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Operating activities:
Net income	$553,084	$61,894	$539,382
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	95,359	87,595	81,057
Amortization of intangibles	36,437	34,892	22,118
Charges incurred for amendments of credit facilities	—	—	34,624
Write-off on early extinguishment of debt	—	4,028	12,667
Amortization of debt issuance costs	9,278	10,394	9,034
Stock compensation expense	21,416	23,582	31,780
Deferred taxes	22,146	239,068	(8,836)
Change in fair value of contingent consideration liability	—	27,852	—
Other	(1,134)	1,468	(12,587)
Changes in assets and liabilities, net of acquisition and disposition of businesses:
Accounts receivable	10,269	(31,656)	(83,279)
Inventories	(205,319)	22,648	135,807
Other assets	(4)	(28,346)	(24,563)
Accounts payable	165,788	71,806	(60,994)
Accrued pension and postretirement benefits	(5,024)	19,042	(31,504)
Accrued income taxes	(23,936)	179,117	7,396
Accrued liabilities and other	(34,958)	(67,666)	(46,495)
Net cash from operating activities	643,402	655,718	605,607

Investing activities:
Purchases of property, plant and equipment	(86,293)	(87,008)	(83,399)
Proceeds from sales of assets	2,557	4,459	80,833
Acquisition of businesses, net of cash acquired	(334,915)	(62,249)	(964,075)
Disposition of businesses	—	40,285	—
Net cash from investing activities	(418,651)	(104,513)	(966,641)

Financing activities:
Borrowings on notes payable	278,147	278,489	904,476
Repayments on notes payable	(286,591)	(327,615)	(992,760)
Borrowings on Accounts Receivable Securitization Facility	213,336	373,640	238,065
Repayments on Accounts Receivable Securitization Facility	(176,937)	(292,952)	(388,707)
Borrowings on Revolving Loan Facilities	3,546,360	4,161,799	3,798,942
Repayments on Revolving Loan Facilities	(3,506,500)	(4,153,000)	(3,795,500)
Borrowings on Senior Notes	—	—	2,359,347
Repayments on Senior Notes	—	—	(1,000,000)
Borrowings on Term Loan Facilities	—	1,250,000	301,272
Repayments on Term Loan Facilities	(31,875)	(1,145,215)	(268,264)
Borrowings on International Debt	—	—	9,145
Repayments on International Debt	(1,105)	(45,072)	(12,734)
Share repurchases	—	(400,017)	(379,901)
Cash dividends paid	(216,316)	(219,903)	(167,375)
Payments to amend and refinance credit facilities	(677)	(9,122)	(80,069)
Payment of contingent consideration	(3,540)	(41,250)	—
Taxes paid related to net shares settlement of equity awards	(12,715)	(15,463)	(17,414)
Other	(2,084)	(87)	2,531
Net cash from financing activities	(200,497)	(585,768)	511,054
Effect of changes in foreign exchange rates on cash	9,912	(4,116)	(8,944)
Change in cash, cash equivalents and restricted cash	34,166	(38,679)	141,076
Cash and cash equivalents at beginning of year	421,566	460,245	319,169
Cash, cash equivalents and restricted cash at end of year	455,732	421,566	460,245
Less restricted cash at end of year	22,710	—	—
Cash and cash equivalents per balance sheet at end of year	$433,022	$421,566	$460,245

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

(1)	Basis of Presentation
Hanesbrands Inc., a Maryland corporation (the “Company”), is a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bonds, Maidenform, DIM, Bali, Playtex, Bras N Things, Nur Die/Nur Der, Alternative, L’eggs, JMS/Just My Size, Lovable, Wonderbra, Berlei and Gear for Sports. The Company designs, manufactures, sources and sells a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery.
During the third quarter of 2016, the Company separately reported the results of its Dunlop Flooring and Tontine Pillow businesses as discontinued operations in its Consolidated Statements of Income. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. See note “Discontinued Operations” for additional information on discontinued operations.
The Company’s fiscal year ends on the Saturday closest to December 31. All references to “2018”, “2017” and “2016” relate to the 52 week fiscal years ended on December 29, 2018, December 30, 2017 and December 31, 2016, respectively. Two subsidiaries of the Company close within two days after the Company’s consolidated year end. The difference in reporting of financial information for these subsidiaries did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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
(c) Foreign Currency Translation
Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive loss (“AOCI”) within stockholders’ equity. The Company translates the results of operations of its foreign operations at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in both the “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income.
(d) Sales Recognition and Incentives
The Company recognizes revenue when obligations under the terms of a contract with a customer are satisfied, which occurs at a point in time, upon either shipment or delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. The Company records a sales reduction for returns and allowances based upon historical return experience. The Company earns royalty revenues through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensee. The Company offers a variety of sales incentives to resellers and consumers of its products, and the policies regarding the recognition and display of these incentives within the Consolidated Statements of Income are as follows:

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
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
Volume-Based Incentives
Volume-based incentives involve rebates or refunds of cash that are redeemable only if the customer completes a specified number of sales transactions. Under these incentive programs, the Company estimates the anticipated rebate to be paid and allocates a portion of the estimated cost of the rebate to each underlying sales transaction with the customer. The Company records volume-based incentives as a reduction of revenue.
Cooperative Advertising
Under cooperative advertising arrangements, the Company agrees to reimburse the retailer for a portion of the costs incurred by the retailer to advertise and promote certain of the Company’s products. The Company recognizes the cost of cooperative advertising programs in the period in which the advertising and promotional activity takes place as a reduction of revenue.
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
(e) Advertising Expense
Advertising costs represent one of several brand building methods used by the Company. Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” caption in the Consolidated Statements of Income of $152,670, $154,969 and $154,416 in 2018, 2017 and 2016, respectively. Prior year amounts have been reclassified by immaterial amounts to conform with the current year presentation of advertising expense.
(f) Shipping and Handling Costs
Revenue received for shipping and handling costs is included in net sales and was $19,315, $19,738 and $19,446 in 2018, 2017 and 2016, respectively. Shipping costs, which comprise payments to third party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $409,098, $376,449 and $324,845 in 2018, 2017 and 2016, respectively. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

(g) Research and Development
Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. Research and development includes expenditures for new product, technological improvements for existing products and process innovation, which primarily consist of salaries, consulting and supplies attributable to time spent on research and development activities. Additional costs include depreciation and maintenance for research and development equipment and facilities. Research and development expense was $59,313, $65,457 and $70,096 in 2018, 2017 and 2016, respectively.
(h) Defined Contribution Benefit Plans
The Company sponsors 401(k) plans as well as other defined contribution benefit plans. Expense for these plans was $25,799, $21,251 and $26,434 in 2018, 2017 and 2016, respectively.
(i) Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash that is subject to legal restrictions or in unavailable for general operating purposes is classified as restricted cash and is included with in “Other current assets” in the Consolidated Balance Sheets. At December 29, 2018, the Company’s restricted cash balance was $22,710, which represents cash paid into the escrow account for the Bras N Things acquisition that closed in the first quarter of 2018.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

(m) Trademarks and Other Identifiable Intangible Assets
The primary identifiable intangible assets of the Company are trademarks, licensing agreements, customer and distributor relationships and computer software. Identifiable intangible assets with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. Trademarks with finite lives are being amortized over periods ranging from ten to 12 years, license agreements are being amortized over periods ranging from three to 17 years, customer and distributor relationships are being amortized over periods ranging from one to 15 years and computer software and other intangibles are being amortized over periods ranging from one to seven years.
Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property. Identifiable intangible assets not subject to amortization are assessed for impairment at least annually, as of the first day of the third fiscal quarter, and as triggering events occur. The impairment test for identifiable intangible assets not subject to amortization consists of comparing the fair value of the intangible asset to its carrying value. If the carrying value exceeds the fair value of the asset, an impairment loss is recognized in an amount equal to such excess. In assessing fair value, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of intangible asset impairment.
In connection with the Company’s annual impairment testing performed in the third quarter of 2018, it performed a quantitative assessment for each indefinite-lived asset. The tests indicate that the indefinite-lived intangible assets have fair values that exceeded their carrying amounts and no impairment of trademarks or other identifiable intangible assets was identified as a result of the testing conducted in 2018.
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
Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events occur. The Company’s annual measurement date is the first day of the third fiscal quarter. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units and compares it to the carrying value. If the carrying value of the reporting unit exceeds its fair value, the next step of the process involves comparing the implied fair value to the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to such excess. No impairment of goodwill was identified as a result of the testing conducted in 2018. In estimating the fair values of the reporting units, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.
(o) Insurance Reserves
The Company is self-insured for property, workers’ compensation, medical and other casualty programs up to certain stop-loss limits. Undiscounted liabilities for self-insured exposures are accrued at the present value of the expected aggregate

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

losses below those limits and are based on a number of assumptions, including historical trends, actuarial assumptions and economic conditions.
(p) Stock-Based Compensation
The Company established the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated), (the “Omnibus Incentive Plan”) to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company, incent performance and retention of employees. Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company estimates forfeitures for stock-based awards granted that are not expected to vest.
(q) Income Taxes
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
The recently enacted Tax Act significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% and implementing a modified territorial tax system that included a one-time transition tax on deemed repatriated earnings foreign subsidiaries. The Company has completed the accounting for the enactment of the Tax Act based upon its current interpretation of the Tax Act in accordance with available notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service.
In addition, the Tax Act implemented a new minimum tax on GILTI. A company can elect an accounting policy to account for GILTI in either of the following ways:

•	As a period charge in the future period the tax arises; or

•	As part of deferred taxes related to the investment or subsidiary.
The Company has elected to account for GILTI as a period cost.
(r) Financial Instruments
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
The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses, both at inception and on a monthly basis thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.
Derivatives are recorded in the Consolidated Balance Sheets at fair value. The fair value is based upon either market quotes for actively traded instruments or independent bids for nonexchange traded instruments. Cash flows hedges are classified in the same category as the item being hedged, and cash flows from derivative contracts not designated as hedges are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.
The Company may be exposed to credit losses in the event of nonperformance by individual counterparties or the entire group of counterparties to the Company’s derivative contracts. Risk of nonperformance by counterparties is mitigated by dealing with highly rated counterparties and by diversifying across counterparties.
Cash Flow Hedges
The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in the “Accumulated other comprehensive loss” line of the Consolidated Balance Sheets. When the hedged item affects the income statement, the gain or loss included in AOCI is reported on the same line in the Consolidated Statements of Income as the hedged item. In addition, both the changes in fair value excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are also reported in the same line in the Consolidated Statements of Income as the hedged item.
Derivative Contracts Not Designated as Hedges
For derivative contracts not designated as hedges, changes in fair value are reported in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. These contracts are recorded at fair value when the hedged item is recorded as an asset or liability and then are revalued each accounting period.
(s) Assets and Liabilities Acquired in Business Combinations
Business combinations are accounted for using the purchase method, which requires the Company to allocate the cost of an acquired business to the acquired assets and assumed liabilities based on their estimated fair values at the acquisition date. The Company recognizes the excess of an acquired business’ cost over the fair value of acquired assets and assumed liabilities as goodwill. Fair values are determined using the income approach based on market participant assumptions focusing on future cash flow projections and accepted industry standards.
(t) Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, a new accounting standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The new standard was effective for the Company in the first quarter of 2018 and applied using a modified retrospective method. The Company has included enhanced disclosures related to disaggregation of revenue sources and accounting policies. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows, but did result in additional disclosures regarding revenue recognition. Refer to Note, “Revenue Recognition.”
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. Issues addressed in the new guidance that are relevant to the Company include debt prepayment and extinguishment costs, contingent consideration payments made after a business combination and beneficial interests in

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

securitization transactions. The new standard was effective for the Company in the first quarter of 2018. The adoption of the new accounting rules did not have a material impact on the Company’s cash flows.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This standard requires that restricted cash and restricted cash equivalents be included in cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The Company adopted the provisions of ASU 2016-18 in the first quarter of 2018 using the retrospective transition method. The Company did not have restricted cash in prior periods; therefore, the adoption of the new guidance did not have an impact to previously reported cash flows. The Consolidated Statement of Cash Flows for the year ended December 29, 2018 includes restricted cash of $22,710.
Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost”. The new rules require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The new standard was effective for the Company in the first quarter of 2018 and applied with retrospective treatment. Accordingly, the Company reclassified $21,282 and $14,402 from the “Selling, general and administrative expenses” line to the “Other expenses” line within the Consolidated Statements of Income for the years ended December 30, 2017 and December 31, 2016, respectively. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20).” The new rule expands disclosure requirements for employer sponsored defined benefit pension and other retirement plans. The new rules will be effective for the Company in the first quarter of 2020. The Company does not expect the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows, however expanded disclosure will be required.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The new rules eliminate the exception for an intra-entity transfer of an asset other than inventory, which aligns the recognition of income tax consequences for such transfers. The new rules require the recognition of current and deferred income taxes resulting from these transfers when the transfer occurs rather than when it is sold to an external party. The Company adopted this new standard on December 31, 2017, using the modified retrospective method, however there was no net cumulative-effect adjustment recorded to retained earnings as of that date. Upon adoption, the Company recognized additional net deferred tax assets of approximately $34,043; however, a corresponding valuation allowance was recorded against these additional deferred tax assets as these deferred tax assets are not considered to be more likely than not realizable. As a result, the adoption of this new standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740).” The new rules amended SAB 118 to incorporate the impact of the Tax Act. The new standard was effective for the Company in the first quarter of 2018 and the impact was reflected in the Company’s tax related disclosures throughout the year. The Company has completed its accounting in the fourth quarter of 2018 in accordance with the rules set forth in SAB 118.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

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
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. The standard will also result in enhanced quantitative and qualitative disclosures surrounding leases. The FASB has subsequently issued updates to the standard to provide clarification on specific topics, including adoption guidance and practical expedients. The new rules will be effective for the Company in the first quarter of 2019. The Company plans to adopt the new rules utilizing the modified retrospective method and will recognize any cumulative effect adjustment in retained earnings at the beginning of the period of adoption. The Company has established a cross-functional implementation team to analyze the impact and implement the new standard. The Company has collected relevant data in order to evaluate lease arrangements, assess potential embedded leases and evaluate accounting policy elections. The Company is also evaluating its processes and internal controls to identify any changes necessary as a result of the new rules. The Company has identified a global lease management and accounting software solution, which has been tested and implemented. The Company’s assessment of the quantitative impact is an estimate and subject to change as the Company finalizes implementation of the accounting guidance. The Company expects this adoption to result in material increases in assets between $475,000 and $525,000 and liabilities between $500,000 and $550,000 in its consolidated balance sheet, as well as enhanced disclosure regarding the Company’s lease obligations, but does not expect this adoption to have a material impact on the Company’s results of operations or cash flows.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The new rules expand the hedging strategies that qualify for hedge accounting. The new rules also allow additional time to complete hedge effectiveness testing and allow qualitative assessments subsequent to initial quantitative tests if there is a supportable expectation that the hedge will remain highly effective. The new rules will be effective for the Company in the first quarter of 2019. The Company expects to adopt the new rules in the first quarter of 2019 and does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.
Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new rules allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The new rules will be effective for the Company in the first quarter of 2019. The Company is in the process of assessing the impact of the new accounting rules on the Company’s financial condition and does not expect the adoption of the new accounting rules to have a material impact on the Company’s results of operations or cash flows.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

Codification Improvements
In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” The new rules clarify guidance around several subtopics by adopting enhanced verbiage to the following subtopics: reporting comprehensive income, debt modifications and extinguishments, distinguishing liabilities from equity, stock compensation, business combinations, derivatives and hedging, fair value measurement and defined contribution pension plans. Some of the amendments were effective upon issuance, none of which materially impacted the Company’s results of operations or cash flows. Many of the amendments will be effective for the Company in the first quarter of 2019. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s results of operations or cash flows.
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
Fair Value
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which modifies the disclosure requirements on fair value measurements. The new rules will be effective for the Company in the first quarter of 2020. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows, however its disclosures will be impacted.

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
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The new rules eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. The new rules will be effective for the Company in the first quarter of 2020. The Company expects the new rules to apply to its trade receivables and standby letters of credit, but does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.
(u) Reclassifications
Certain prior year amounts in the notes to the Consolidated Financial Statements, none of which are material, have been reclassified to conform with the current year presentation. These classifications within the statements had no impact on the Company’s results of operations.

(3)	Revenue Recognition
On December 31, 2017, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”) using the modified retrospective method applied to contracts which were pending as of December 31, 2017. Financial results included in the Company’s Consolidated Statement of Income for the year ended December 29, 2018 are presented under Topic 606, while prior year amounts have not been restated and continue to be reported in accordance with

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

ASC 605, “Revenue Recognition” (“Topic 605”). As a result of adopting Topic 606, the Company did not adjust opening retained earnings.
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
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

Year Ended
December 29, 2018
Third-party brick-and-mortar wholesale	$5,288,966
Consumer-directed	1,514,989
Total net sales	$6,803,955
Revenue Sources
Third-Party Brick-and-Mortar Wholesale Revenue
Third-party brick-and-mortar wholesale revenue is primarily generated by sales of the Company’s products to retailers to support their brick-and-mortar operations. Also included within third-party brick-and-mortar wholesale revenues is royalty revenue from licensing agreements. The Company earns royalties through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensees.
Consumer-Directed Revenue
Consumer-directed revenue is primarily generated by sales driven directly by the consumer through company-operated stores and e-commerce platforms, which include both owned sites and the sites of the Company’s retail customers.

(4)	Acquisitions
Bras N Things
On February 12, 2018, the Company acquired 100% of the outstanding equity of BNT Holdco Pty Limited (“Bras N Things”) for a total purchase price of A$498,236 (U.S.$391,572), which included a cash payment of A$428,956 (U.S.$337,123), an indemnification escrow of A$31,988 (U.S.$25,140) and debt assumed of A$34,280 (U.S.$26,942). During the year ended December 29, 2018, the purchase consideration was reduced by A$3,012 (U.S.$2,367) due to the final working capital adjustment, which ultimately resulted in a revised purchase price of A$495,224 (U.S.$389,205). U.S. dollar equivalents are based on acquisition date exchange rates.
The Company funded the acquisition with a combination of short-term borrowings under its existing revolving loan facility (the “Revolving Loan Facility”) and cash on hand. The indemnification escrow is held in a retention account for a period of 18 months after the date of the acquisition to secure indemnification claims or other obligations of the sellers under the purchase agreement. The remaining balance of the indemnification escrow, including interest earned, if any, will be paid to the sellers at the end of the 18 month period. The indemnification escrow, held in one of the Company’s bank accounts, is recognized and classified as restricted cash, with the balance as of December 29, 2018 included in the “Other current assets” line of the Consolidated Balance Sheet.
Bras N Things contributed net revenues of $122,399 and pretax earnings of $27,514 (excluding acquisition and integration related charges of approximately $6,948) since the date of acquisition. The results of Bras N Things have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the International segment.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

Bras N Things is a leading intimate apparel retailer that sells proprietary bras, panties and lingerie sets through a retail network of approximately 170 brick-and-mortar retail stores at acquisition date in Australia, New Zealand and South Africa. The Company believes this acquisition will create opportunities for expansion of the Bras N Things’ consumer-directed sales model. Factors that contribute to the amount of goodwill recognized for the acquisition include the value of entry into the outlet store sector, expansion of online presence, including the third-party marketplace, and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.
The Bras N Things trademark and brand name, which management believes to have an indefinite life, has been valued at $275,071. Amortizable intangible assets have been assigned values of $2,358 for noncompete agreements and $785 for customer lists. Noncompete agreements and the customer list are being amortized over three years.
The allocation of purchase price is preliminary and subject to change. The primary areas of the purchase price allocation that are not yet finalized are related to income taxes and residual goodwill. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances, which existed at the acquisition date. The acquired assets and liabilities as of the date of acquisition include the following:

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
Unaudited pro forma results of operations for the Company are presented below assuming that the 2018 acquisition of Bras N Things had occurred on January 1, 2017. Pro forma operating results for the year ended December 30, 2017 include expenses totaling $317, for acquisition-related adjustments primarily related to inventory and intangible assets.

	Year Ended
	December 29, 2018	December 30, 2017
Net sales	$6,822,462	$6,608,714
Net income from continuing operations	556,114	91,253
Earnings per share from continuing operations:
Basic	$1.53	$0.25
Diluted	1.53	0.25

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

Hanes Australasia
On July 14, 2016, the Company acquired 100% of the outstanding shares of Pacific Brands Limited (“Hanes Australasia”) for a total purchase price of A$1,049,360 (U.S.$800,871). U.S. dollar equivalents are based on acquisition date exchange rates. The Company funded the acquisition through a combination of cash on hand, a portion of the net proceeds from the 3.5% Senior Notes (as defined below) issued in June 2016 and borrowings under the Australian Term A-1 Loan Facility and the Australian Term A-2 Loan Facility.
The results of Hanes Australasia have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the International segment.
Hanes Australasia is a leading underwear and intimate apparel company in Australia with a portfolio of strong brands including Bonds, Australia’s top brand of underwear, babywear and socks, and Berlei, a leading sports bra brand and leading seller of premium bras in department stores. The Company believes the acquisition creates growth opportunities by adding to the Company’s portfolio of leading innerwear brands supported by the Company’s global low-cost supply chain and manufacturing network. Factors that contribute to the amount of goodwill recognized for the acquisition include the value of the existing work force and expected cost savings by utilizing the Company’s low-cost supply chain and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible

Champion Europe
On June 30, 2016, the Company acquired 100% of Champion Europe S.p.A. (“Champion Europe”), which owns the trademark for the Champion brand in Europe, the Middle East and Africa, from certain individual shareholders in an all-cash transaction valued at €220,751 (U.S.$245,554) enterprise value less working capital adjustments as defined in the purchase agreement, which included €40,700 (U.S.$45,277) in estimated contingent consideration. The final contingent consideration for the Champion Europe acquisition was determined to be €64,250 (U.S.$73,738), of which $37,820 (U.S.$41,250) was paid in April 2017 and $26,430 (U.S.$32,488) was paid in February 2018. U.S. dollar equivalents are based on acquisition date or payment date exchange rates, as applicable. The Company funded the acquisition through a combination of cash on hand and borrowings under the 3.5% Senior Notes issued in June 2016.
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

Consolidated Pro Forma Results
Consolidated unaudited pro forma results of operations for the Company are presented below assuming that the 2016 acquisition of Hanes Australasia and Champion Europe had occurred on January 4, 2015. Pro forma operating results for the year ended December 31, 2016 include expenses totaling $9,560, for acquisition-related adjustments primarily related to inventory and stock compensation.

Year Ended
December 31, 2016
Net sales	$6,434,928
Net income from continuing operations	617,261
Earnings per share from continuing operations:
Basic	$1.62
Diluted	1.61

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

Pro forma financial information is not necessarily indicative of the Company’s actual results of operations if the acquisitions had been completed at the dates indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.
Other Acquisitions
On October 13, 2017, the Company acquired 100% of Alternative Apparel, Inc. (“Alternative Apparel”) from Rosewood Capital V, L.P. and certain individual shareholders in an all-cash transaction. Alternative Apparel sells the Alternative brand better basics T-shirts, fleece and other tops and bottoms. Alternative is a lifestyle brand known for its comfort, style and social responsibility. The Company believes this acquisition will create growth opportunities by supporting its Activewear growth strategy by expanding its market and channel penetration, including online, supported by the Company’s global low-cost supply chain and manufacturing network. Total consideration paid was $62,094. The Company funded the acquisition with cash on hand and short term borrowing under the Revolving Loan Facility. In connection with the acquisition, the Company recorded net working capital of $18,517, goodwill of $23,716, intangible assets of $26,800 and other net liabilities of $6,939. The results of Alternative Apparel have been included in the Company’s consolidated financial statements since the date of the acquisition and are reported as part of the Activewear segment. Due to the immaterial nature of this acquisition, the Company has not provided additional disclosures herein.

(5)	Earnings Per Share
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the period. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method.
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Basic weighted average shares outstanding	363,513	367,680	381,782
Effect of potentially dilutive securities:
Stock options	801	1,435	1,983
Restricted stock units	186	307	756
Employee stock purchase plan and other	5	4	45
Diluted weighted average shares outstanding	364,505	369,426	384,566
Restricted stock units totaling 450, 488 and 303 units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for 2018, 2017, and 2016, respectively. In 2018, 2017 and 2016, there were no anti-dilutive options to purchase shares of common stock.

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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

A summary of the changes in stock options outstanding to the Company’s employees under the Omnibus Incentive Plan is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Options outstanding at January 2, 2016	2,752	$5.62	$65,531	2.88
Exercised	(477)	5.90

Options outstanding at December 31, 2016	2,275	$5.56	$36,438	2.20
Exercised	(736)	6.22

Options outstanding at December 30, 2017	1,539	$5.24	$24,108	1.76
Exercised	(756)	3.92

Options outstanding and exercisable at December 29, 2018	783	$6.51	$4,449	1.54
The total intrinsic value of options that were exercised during 2018, 2017 and 2016 was $6,242, $10,821 and $7,465 respectively.
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

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Nonvested share units outstanding at January 2, 2016	2,833	$23.99	$83,381	1.78
Granted — non-performanced based	748	23.44
Granted — performanced based	511	23.64
Vested	(1,525)	19.47
Forfeited	(47)	23.38

Nonvested share units outstanding at December 31, 2016	2,520	$26.46	$54,356	2.11
Granted — non-performanced based	628	21.22
Granted — performanced based	590	23.04
Vested	(991)	26.74
Forfeited	(81)	26.81

Nonvested share units outstanding at December 30, 2017	2,666	$24.36	$55,741	2.00
Granted — non-performanced based	970	15.52
Granted — performanced based	777	15.57
Vested	(1,114)	27.55
Forfeited	(38)	25.15

Nonvested share units outstanding at December 29, 2018	3,261	$18.53	$39,747	2.23
The total fair value of shares vested during 2018, 2017 and 2016 was $30,701, $26,510 and $29,705, respectively. Certain participants elected to defer receipt of shares earned upon vesting.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

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
For all share-based payments under the Omnibus Incentive Plan, during 2018, 2017 and 2016, the Company recognized total compensation expense of $21,063, $23,224 and $30,617 and recognized a deferred tax benefit of $1,888, $6,085 and $11,754, respectively.
At December 29, 2018, there was $12,501 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $8,845, $2,670, and $986 is expected to be recognized in 2019, 2020, and 2021, respectively. The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the Omnibus Incentive Plan by issuing newly authorized shares. The Omnibus Incentive Plan authorized 63,220 shares for awards of stock options and restricted stock units, of which 7,840 were available for future grants as of December 29, 2018.

(7)	Trade Accounts Receivable
Allowances for Trade Accounts Receivable
The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions are as follows:

	Allowance for Doubtful Accounts	Allowance for Chargebacks and Other Deductions(1)	Total
Balance at January 2, 2016	$3,749	$9,351	$13,100
Charged to expenses	3,650	19,820	23,470
Deductions and write-offs	(381)	(16,259)	(16,640)
Currency translation	(360)	(844)	(1,204)

Balance at December 31, 2016	$6,658	$12,068	$18,726
Charged to expenses	6,642	16,169	22,811
Deductions and write-offs	(632)	(18,264)	(18,896)
Currency translation	904	2,551	3,455

Balance at December 30, 2017	$13,572	$12,524	$26,096
Charged to expenses	15,813	13,487	29,300
Deductions and write-offs	(8,893)	(12,959)	(21,852)
Currency translation	(430)	(510)	(940)

Balance at December 29, 2018	$20,062	$12,542	$32,604

(1)	The balances presented herein reflect the prior year reclassification from the “Accounts Receivable” line as disclosed in Note, “Basis of Presentation.”
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
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

Sales of Accounts Receivable
The Company has entered into agreements to sell selected trade accounts receivable to financial institutions based on programs offered by certain of the Company’s largest customers. As a result of the strong credit worthiness of these customers, the discount taken on these programs is less than the marginal borrowing rate on the Company’s variable rate credit facilities. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution services and collects these accounts receivable directly from the customer. Net proceeds of these accounts receivable sale programs are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows. The Company recognized funding fees of $9,566, $6,059 and $4,497 in 2018, 2017 and 2016, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Consolidated Statements of Income. The increase in funding fees in 2018 compared to 2017 was primarily due to the increase in LIBOR during 2018, which resulted in higher funding fees of $2,897.

(8)	Inventories
Inventories consisted of the following:

	December 29, 2018	December 30, 2017
Raw materials	$107,300	$129,287
Work in process	182,966	226,659
Finished goods	1,764,192	1,519,044
	$2,054,458	$1,874,990

(9)	Property, Net
Property is summarized as follows:

	December 29, 2018	December 30, 2017
Land	$44,980	$45,882
Buildings and improvements	500,366	486,893
Machinery and equipment	1,095,413	1,063,661
Construction in progress	34,643	33,922
Capital leases	2,123	7,133
	1,677,525	1,637,491
Less accumulated depreciation	1,069,837	1,013,500
Property, net	$607,688	$623,991
Property, plant and equipment expenditures included in accounts payable at December 29, 2018, December 30, 2017 and December 31, 2016 was $20,275, $11,285 and $9,646, respectively.

(10)	Notes Payable
The Company had short-term revolving facilities in the following locations at December 29, 2018 and December 30, 2017:

	Interest Rate as of December 29, 2018	Principal Amount
		December 29, 2018	December 30, 2017
Europe	Various	$5,824	$10,072
Philippines	—%	—	1,801
		$5,824	$11,873
As of December 29, 2018 and December 30, 2017, the Company had total borrowing availability of $158,135 and $133,708, respectively, under its international notes payable facilities. Total interest paid on notes payable was $1,579, $364

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

and $1,103 in 2018, 2017 and 2016, respectively. The Company was in compliance with the financial covenants contained in each of the facilities at December 29, 2018.

(11)	Debt
The Company had the following debt at December 29, 2018 and December 30, 2017:

	Interest Rate as of December 29, 2018	Principal Amount
		December 29, 2018	December 30, 2017	Maturity Date
Senior Secured Credit Facility:
Revolving Loan Facility	—	$—	$—	December 2022
Term Loan A	3.87%	721,875	750,000	December 2022
Term Loan B	4.10%	496,250	500,000	December 2024
Australian Term A-1	3.42%	122,968	135,826	July 2019
Australian Revolving Loan Facility	2.30%	21,118	—	July 2021
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	572,213	599,649	June 2024
European Revolving Loan Facility	1.50%	113,520	81,539	September 2019
Accounts Receivable Securitization Facility	3.36%	161,608	125,209	March 2019
Other International Debt	Various	1	1,044	Various
		4,009,553	3,993,267
Less long-term debt issuance costs		34,774	41,624
Less current maturities (1)		440,596	249,589
		$3,534,183	$3,702,054

(1)	Current maturities excludes $12 of short-term debt issuance costs.
The Company’s primary financing arrangements are the senior secured credit facility (the “Senior Secured Credit Facility”), 4.875% senior notes (the “4.875% Senior Notes”), 4.625% senior notes (the “4.625% Senior Notes”), 3.5% senior notes (the “3.5% Senior Notes”), the Accounts Receivable Securitization Facility and the European Revolving Loan Facility. The outstanding balances at December 29, 2018 are reported in the “Current portion of long-term debt”, “Long-term debt” and “Accounts Receivable Securitization Facility” lines of the Consolidated Balance Sheets.
Total cash paid for interest related to debt in 2018, 2017 and 2016 was $177,717, $164,716 and $130,603, respectively.
Senior Secured Credit Facility
On December 15, 2017, the Company refinanced its Senior Secured Credit Facility to extend the maturity date of the Revolving Loan Facility to December 2022 and re-price at more favorable rates, extend the maturity date of the Term Loan A to December 2022 and re-price at more favorable rates, extend the maturity date of the Term Loan B to December 2024 and re-price at more favorable rates, and add an additional $325,750 in term loan borrowings ($144,375 for Term Loan A and $181,375 for Term Loan B). The Company incurred $11,935 in fees related to this refinancing. The proceeds of the Term Loan A and the Term Loan B were used to pay down existing borrowings under the Senior Secured Credit Facility and pay fees and expenses in connection with the closing of the Senior Secured Credit Facility. Proceeds of the Revolving Loan Facility are used for general corporate purposes and working capital needs.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At the Company’s option, it may add one or more term loan facilities or increase the commitments under the Revolving Loan Facility so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence, that the Company is in pro forma compliance with the financial covenants described below and that the Company’s senior secured leverage ratio is less than 3.50 to 1 on a pro forma basis after giving effect to the incurrence of such indebtedness. As of December 29, 2018, the Company had $4,335 of standby and trade letters of credit issued and outstanding under the Revolving Loan Facility and $995,665 of borrowing availability.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

When the leverage ratio is less than 4.50 to 1.00 but greater than or equal to 3.00 to 1.00, the applicable commitment fee margin is 0.300%. When the leverage ratio is less than 3.00 to 1.00, the applicable commitment fee margin is 0.250%.
The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to the ERISA, actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the Senior Secured Credit Facility). As of December 29, 2018, the Company was in compliance with all financial covenants.
Senior Notes Refinancing
In 2016, the Company refinanced its debt structure to reduce interest rates, increase borrowing capacity, increase the proportion of fixed rate debt and fund a portion of the acquisitions of Champion Europe and Hanes Australasia. The refinancing: (i) issued $900,000 aggregate principal amount of the 4.875% Senior Notes due 2026 (the “4.875% Senior Notes”), $900,000 aggregate principal amount of the 4.625% Senior Notes due 2024 (the “4.625% Senior Notes”), and €500,000 aggregate principal amount of the 3.5% Senior Notes due 2024 (the “3.5% Senior Notes”); (ii) redeemed in full the Company’s 6.375% Senior Notes due 2020; and (iii) repaid a portion of the indebtedness outstanding under the Revolving Loan Facility.
The refinancing activity resulted in the incurrence of $39,523 in capitalized debt issuance costs for the new series of senior notes, each of which is discussed in more detail below. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which ranged from eight to 10 years.
4.875% Senior Notes and 4.625% Senior Notes
On May 6, 2016, the Company issued $900,000 aggregate principal amount of 4.875% Senior Notes and $900,000 aggregate principal amount of 4.625% Senior Notes (collectively, the “USD Senior Notes”), with interest payable on May 15 and November 15 of each year. The 4.875% Senior Notes will mature on May 15, 2026 and the 4.625% Senior Notes will mature on May 15, 2024. The sale of the USD Senior Notes resulted in aggregate net proceeds from the sale of approximately $1,773,000, which were used to repay all outstanding borrowings under the 6.375% Senior Notes and reduce the outstanding borrowings under the Revolving Loan Facility.
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
3.5% Senior Notes
On June 3, 2016, the Company issued €500,000 aggregate principal amount of 3.5% Senior Notes, with interest payable on June 15 and December 15 of each year. The 3.5% Senior Notes will mature on June 15, 2024. The sale of the 3.5% Senior Notes resulted in net proceeds of approximately €492,500, which were used to fund a portion of the acquisition of Champion Europe and Hanes Australasia.
On or after March 15, 2024, the Company may redeem all or a portion of the 3.5% Senior Notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. The Company may also redeem all, but not less than all, of the 3.5% Senior Notes upon the occurrence of certain changes in applicable tax law.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

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
Australian Term A-1 and Australian Revolver
On July 4, 2016, the Company established a floating rate A$200,000 Australian Term A-1 Loan Facility (the “Australian Term A-1”) with interest payable every three or six months. The Australian Term A-1 matures on July 7, 2019. On July 15, 2016, the Company established the Australian Revolving Facility (the “Australian Revolver”) in the amount of A$65,000 with interest payable at a variable rate. The Australian Revolver is comprised of a bilateral cash advance of A$50,000, a bank overdraft of A$10,000 and a bank guarantee of A$5,000. The Australian Revolver will mature on July 15, 2021. The Australian Term A-1 and Australian Revolver interest rates are based on the Bank Bill Swap Bid Rate (“BBSY”) plus an applicable margin which is driven by the Company’s debt rating.
The Australian Term A-1 was issued to help fund the Hanes Australasia acquisition while the Revolver is utilized for future working capital requirements. The Australian Term A-1 and Australian Revolver were established under the Company’s Syndicated Facility, a joinder to the Company’s Senior Secured Credit Facility.
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
Under the terms of the Syndicated Facility Agreement, the leverage ratio covenant requires that the ratio of the Company’s total debt to EBITDA for the preceding four fiscal quarters will not be more than 4.50 to 1.00 for each fiscal quarter provided that, following a permitted acquisition in which the consideration is at least $200,000, the maximum leverage ratio covenant increases to 5.00 to 1.00 for each fiscal quarter in the succeeding 12-month period following such permitted acquisition.
There were no letters of credit issued and outstanding under the Australian Revolving Loan Facility at December 29, 2018, and the Company had $21,118 of borrowing availability.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

Interest under the European Revolving Credit Facility is calculated using LIBOR for Euro with a zero floor plus a 150 basis point margin. Interest is based on the outstanding principal amount for each interest period from the applicable borrowing date at a rate per annum equal to the Eurocurrency Rate for such interest period plus the applicable rate.
At December 29, 2018, the Company had no borrowing availability, taking into account the outstanding balance at the end of the year.
Accounts Receivable Securitization Facility
Borrowings under the Accounts Receivable Securitization Facility are permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans and also subject to a fluctuating facility limit, not to exceed $225,000. The Company’s maximum borrowing capacity under the Accounts Receivable Securitization Facility was $225,000 as of December 29, 2018, however based on the outstanding borrowings and net eligible receivables balance within the collateral pool, the Accounts Receivable Securitization Facility was fully utilized as of December 29, 2018. Under the terms of the Accounts Receivable Securitization Facility, the Company and certain of its subsidiaries sell, on a revolving basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly owned bankruptcy-remote subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through conduits and financial institutions that are not affiliated with the Company. The commitments of any conduits party to the Accounts Receivable Securitization Facility are funded through the issuance of commercial paper in the short-term market or through committed bank purchasers if the conduits fail to fund. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheet, and the securitization is treated as a secured borrowing for accounting purposes, but the assets of Receivables LLC will be used first to satisfy the creditors of Receivables LLC, not the Company’s creditors. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to the Company maintaining sufficient eligible receivables, by continuing to sell trade receivables to Receivables LLC, unless an event of default occurs. In March 2018, the Company amended the Accounts Receivable Securitization Facility primarily to extend the termination date to March 2019. In June 2018, the Company amended the Accounts Receivable Securitization Facility to remove certain receivables from being pledged as collateral for the facility and reduce the maximum availability to $225,000. In September 2018, the Company amended the Accounts Receivable Securitization Facility to remove certain additional receivables from being pledged as collateral for the facility.
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
The Accounts Receivable Securitization Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio contained from time to time in the Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the managing agents or their affiliates. As of December 29, 2018, the Company was in compliance with all financial covenants.
The total amount of receivables used as collateral for the credit facility was $161,608 at December 29, 2018 and is reported on the Company’s Consolidated Balance Sheet in “Trade accounts receivable, net.”

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

Future Principal Payments
Future principal payments for all of the facilities described above are as follows: $440,596 due in 2019, $53,126 due in 2020, $63,618 due in 2021, $605,000 due in 2022, $5,000 due in 2023 and $2,842,213 due thereafter.
Debt Issuance Costs
During 2018, 2017 and 2016, the Company incurred $677, $9,130 and $45,065, respectively, in capitalized debt issuance costs in connection with the amendments to the Senior Secured Credit Facility, the Accounts Receivable Securitization Facility, issuance of new Senior Notes, the Australian Revolving Loan Facility, the Australian Accounts Receivable Securitization Facility and the European Revolving Loan Facility. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from one to 10 years. As of December 29, 2018, the net carrying value of unamortized debt issuance costs for the revolving loan facilities, which is included in “Other Noncurrent Assets” in the Consolidated Balance Sheet, was $8,459 and the net carrying value of unamortized debt issuance costs for the remainder of the Company’s debt, is included in “Long-term debt” in the Consolidated Balance Sheet was $34,774. The Company’s debt issuance cost amortization was $9,278, $10,394 and $9,034 in 2018, 2017 and 2016, respectively.
The Company recognizes charges in the “Other expenses” line of the Consolidated Statements of Income for fees incurred in financing transactions such as refinancing, amendments and write-offs incurred in the early extinguishment of debt. In 2018, the Company did not recognize any charges for acceleration of unamortized debt issuance costs. In 2017, the Company recognized charges of $380 for acceleration of unamortized debt costs related to the Euro Term Loan, $1,909 for the Australian Term Loans, and $1,739 for the Refinancing of the U.S. Term Loans. In 2016, the Company recognized charges of $873 for acceleration of unamortized debt costs related to the Euro Term Loan, which was paid in full in August 2016. In 2016, the Company recognized charges of $47,291 for acceleration of unamortized debt costs related to the redemption of the 6.375% Senior Notes.

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
Purchase Commitments
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, production and finished goods. These agreements, typically with terms ending within a year, require total payments of $491,152 in 2019, $3,998 in 2020 and $4,198 in 2021.
Operating Leases
The Company leases certain buildings and equipment under agreements that are classified as operating leases. Rental expense under operating leases was $185,696, $184,603 and $132,128 in 2018, 2017 and 2016, respectively.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows: $148,218 in 2019, $129,660 in 2020, $110,185 in 2021, $91,411 in 2022, $66,753 in 2023 and $115,941 thereafter.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

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
During 2018, 2017 and 2016, the Company incurred royalty expense of approximately $109,851, $100,869 and $95,650, respectively.
Minimum amounts due under the license agreements are approximately $45,974 in 2019, $51,594 in 2020, $11,296 in 2021, $9,543 in 2022, $7,755 in 2023 and $20,810 thereafter.

(13)	Intangible Assets and Goodwill
As described in Note, “Acquisitions,” the Company acquired Bras N things in February 2018 and Alternative Apparel in October 2017, which resulted in the recognition of certain intangible assets and goodwill. In addition, during 2017, the Company elected to assign a useful life of 12 years to both the Knights Apparel and ProEdge brands and related trademarks, shifting them from indefinite lived intangible assets. As a result, on January 1, 2017, the Company began amortizing these trademarks.
(a) Intangible Assets
The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

	Gross	Accumulated Amortization	Net Book Value
Year ended December 29, 2018:
Intangible assets subject to amortization:
Trademarks and brand names	$35,818	$26,218	$9,600
Licensing agreements	102,929	50,222	52,707
Customer and distributor relationships	166,176	56,923	109,253
Computer software	125,319	90,203	35,116
Other intangibles	3,343	1,670	1,673
	$433,585	$225,236	208,349
Intangible assets not subject to amortization:
Trademarks			1,312,202
Perpetual licensing agreements and other			34,830
Net book value of intangible assets			$1,555,381

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
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
The amortization expense for intangible assets subject to amortization was $36,437, $34,892 and $22,118 for 2018, 2017 and 2016, respectively. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $32,918 in 2019, $30,851 in 2020, $27,610 in 2021, $25,274 in 2022 and $23,187 in 2023.
(b) Goodwill
Goodwill and the changes in those amounts during the period are as follows:

	Innerwear	Activewear	International	Other	Total
Net book value at December 31, 2016	$431,561	$291,443	$372,312	$3,224	$1,098,540
Acquisition of businesses	—	25,248	3,351	—	28,599
Segment change	(24,708)	259	—	24,449	—
Currency translation	—	—	39,868	—	39,868

Net book value at December 30, 2017	$406,853	$316,950	$415,531	$27,673	$1,167,007
Acquisition of businesses	—	(566)	111,611	—	111,045
Currency translation	—	—	(36,325)	—	(36,325)

Net book value at December 29, 2018	$406,853	$316,384	$490,817	$27,673	$1,241,727

(14)	Accumulated Other Comprehensive Loss
The components of AOCI are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 31, 2016	$(78,059)	$13,772	$(606,583)	$234,879	$(435,991)
Amounts reclassified from accumulated other comprehensive loss	—	(1,825)	19,062	(7,095)	10,142
Current-period other comprehensive income (loss) activity	34,554	(37,408)	(26,479)	15,976	(13,357)

Balance at December 30, 2017	$(43,505)	$(25,461)	$(614,000)	$243,760	$(439,206)
Amounts reclassified from accumulated other comprehensive loss	—	9,836	19,693	(7,552)	21,977
Current-period other comprehensive income (loss) activity	(113,555)	37,439	(1,000)	(8,597)	(85,713)

Balance at December 29, 2018	$(157,060)	$21,814	$(595,307)	$227,611	$(502,942)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		December 29, 2018	December 30, 2017	December 31, 2016
Gain (loss) on foreign exchange contracts	Cost of sales	$9,836	$(1,825)	$(3,966)
	Income tax	(2,038)	225	1,543
	Net of tax	$7,798	$(1,600)	$(2,423)

Amortization of deferred actuarial loss and prior service cost	Selling, general and administrative expenses	$19,693	$19,062	$17,116
	Income tax	(5,514)	(7,320)	(6,573)
	Net of tax	$14,179	$11,742	$10,543

Total reclassifications		$21,977	$10,142	$8,120

(15)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of December 29, 2018, the notional U.S. dollar equivalent of the Company’s derivative portfolio of cash flow hedges and mark to market hedges was $533,260 and $42,209, respectively, consisting of contracts hedging exposures primarily related to the Euro, Australian dollar, Canadian dollar, and Mexican peso.
As of December 30, 2017, the notional U.S. dollar equivalent of the Company’s derivative portfolio of cash flow hedges and mark to market hedges was $584,582 and $21,652, respectively, consisting of contracts hedging exposures primarily related to the Australian dollar, Euro, Canadian dollar, Mexican peso and the New Zealand dollar.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts recognized in the Consolidated Balance Sheets of the Company were as follows:

		Fair Value
	Balance Sheet Location	December 29, 2018	December 30, 2017
Hedges	Other current assets	$18,381	$1,464
Non-hedges	Other current assets	12,410	136
Total derivative assets		$30,791	$1,600

Hedges	Accrued liabilities	$(286)	$(14,750)
Non-hedges	Accrued liabilities	(114)	(7,818)
Total derivative liabilities		$(400)	$(22,568)

Net derivative asset (liability)		$30,391	$(20,968)
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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $26,444.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

The ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in the “Cost of sales” line in the Consolidated Statements of Income.
The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Loss is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (Effective Portion) Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Foreign exchange contracts	$37,439	$(37,408)	$10,995

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Year Ended
		December 29, 2018	December 30, 2017	December 31, 2016
Foreign exchange contracts	Cost of sales	$(9,836)	$1,825	$3,966
Mark to Market Hedges
A derivative used as a hedging instrument whose change in fair value is recognized to act as a hedge against changes in the values of the hedged item is designated as a mark to market hedge. The Company uses foreign exchange derivative contracts as hedges against the impact of foreign exchange fluctuations on existing accounts receivable and payable balances and intercompany lending transactions denominated in foreign currencies. Foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. These contracts are not designated as hedges under the accounting standards and are recorded at fair value in the Consolidated Balance Sheets. Any gains or losses resulting from changes in fair value are recognized directly into earnings. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities.
The effect of derivative contracts not designated as hedges on the Consolidated Statements of Income is as follows:

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income Year Ended
		December 29, 2018	December 30, 2017	December 31, 2016
Foreign exchange contracts	Selling, general and administrative expenses	$726	$114	$12,222

(16)	Fair Value of Assets and Liabilities
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

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
As of December 29, 2018 and December 30, 2017, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates, defined benefit pension plan investment assets and deferred compensation plan liabilities. The fair values of foreign exchange rate derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The fair values of defined benefit pension plan investments include: certain U.S. equity securities, certain foreign equity securities, cash and cash equivalents and debt securities that are determined based on quoted prices in public markets categorized as Level 1; insurance contracts that are determined based on inputs readily available in public markets or can be derived from information available in publicly quoted markets categorized as Level 2; certain foreign equity securities, debt securities and commodity investments measured at their net asset value, which is determined based on inputs readily available in public markets; and investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists and are measured at a net asset value. Assets valued utilizing a net asset value are not required to be classified within the fair value hierarchy. There were no changes during 2018 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.
As of December 29, 2018, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

		Assets (Liabilities) at Fair Value as of December 29, 2018
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
U.S. equity securities	$138,356	$138,356	$—	$—
Foreign equity securities	29,345	29,345	—	—
Debt securities	52,896	52,896	—	—
Cash and other	6,286	6,286	—	—
Insurance contracts	1,474	—	1,474	—
Total plan assets in the fair value hierarchy	228,357	226,883	1,474	—
Plan assets measured at net asset value:(1)
Hedge fund of funds	311,730
Foreign equity securities	84,698
Debt securities	101,910
Real estate	43,998
Commodities	15,919
Total plan assets measured at net asset value	558,255
Total plan assets	786,612

Derivative contracts:
Foreign exchange derivative contracts - assets	30,791	—	30,791	—
Foreign exchange derivative contracts - liabilities	(400)	—	(400)	—
	30,391	—	30,391	—

Deferred compensation plan liability	(39,542)	—	(39,542)	—

Total	$777,461	$226,883	$(7,677)	$—

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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

		Assets (Liabilities) at Fair Value as of December 30, 2017
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
U.S. equity securities	$172,558	$172,558	$—	$—
Foreign equity securities	40,920	40,920	—	—
Debt securities	52,331	52,331	—	—
Cash and other	2,595	2,595	—	—
Insurance contracts	2,194	—	2,194	—
Total plan assets in the fair value hierarchy	270,598	268,404	2,194	—
Plan assets measured at net asset value:(1)
Hedge fund of funds	328,511
Foreign equity securities	109,525
Debt securities	102,531
Real estate	42,996
Commodities	18,525
Total plan assets measured at net asset value	602,088
Total plan assets	872,686

Derivative contracts:
Foreign exchange derivative contracts - assets	1,600	—	1,600	—
Foreign exchange derivative contracts - liabilities	(22,568)	—	(22,568)	—
	(20,968)	—	(20,968)	—

Deferred compensation plan liability	(52,758)	—	(52,758)	—

Total	$798,960	$268,404	$(71,532)	$—

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of December 29, 2018 and December 30, 2017. The fair value of debt, which is classified as a Level 2 liability, was $3,863,299 and $4,093,229 as of December 29, 2018 and December 30, 2017 and had a carrying value of $4,009,553 and $3,993,267, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of December 29, 2018 and December 30, 2017, primarily due to the short-term nature of these instruments.

(17)	Defined Benefit Pension Plans
At December 29, 2018, the Company’s pension plans consisted of the Hanesbrands Inc. Pension Plan, various nonqualified retirement plans and international plans, which include certain defined benefit plans acquired in connection with the purchases of Hanes Europe Innerwear, Champion Europe and Hanes Australasia. Benefits under the Hanesbrands Inc. Pension Plan were frozen effective December 31, 2005.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

The components of net periodic benefit cost and other amounts recognized in other comprehensive loss of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Service cost	$2,776	$2,216	$1,856
Interest cost	40,208	40,830	42,061
Expected return on assets	(45,280)	(41,780)	(47,621)
Curtailments	(186)	154	(489)
Settlement cost	42	23	115
Amortization of:
Prior service cost	(6)	9	9
Net actuarial loss	19,699	19,053	17,052
Net periodic benefit cost	$17,253	$20,505	$12,983

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net (gain) loss	$(20,965)	$15,186	$41,921
Prior service credit (cost)	6	(380)	(9)
Total (gain) loss recognized in other comprehensive income	(20,959)	14,806	41,912
Total recognized in net periodic benefit cost and other comprehensive loss	$(3,706)	$35,311	$54,895
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost in 2019 are $20,115 and $(6), respectively.
The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	December 29, 2018	December 30, 2017
Benefit obligation:
Beginning of year	$1,277,722	$1,197,189
Service cost	2,776	2,216
Interest cost	40,208	40,830
Plan amendment	—	(370)
Benefits paid	(59,808)	(57,464)
Curtailments	(186)	187
Settlements	(878)	(688)
Impact of exchange rate change	(4,621)	9,453
Actuarial (gain) loss	(92,156)	86,414
Other	1,461	(45)
End of year	1,164,518	1,277,722

Fair value of plan assets:
Beginning of year	872,686	827,169
Actual return (loss) on plan assets	(46,370)	94,957
Employer contributions	23,176	6,376
Benefits paid	(59,808)	(57,464)
Settlements	(878)	(688)
Impact of exchange rate change	(2,176)	2,381
Other	(18)	(45)
End of year	786,612	872,686
Funded status	$(377,906)	$(405,036)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

As most of the Company’s pension plans are frozen, the accumulated benefit obligation (“ABO”) approximates the benefit obligation. The total benefit obligation and the benefit obligation and fair value of plan assets for the Company’s pension plans with benefit obligations in excess of plan assets are as follows:

	December 29, 2018	December 30, 2017
Benefit obligation	$1,164,518	$1,277,722
Plans with benefit obligation in excess of plan assets:
Benefit obligation	1,136,559	1,245,844
Fair value of plan assets	760,155	842,168
Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	December 29, 2018	December 30, 2017
Current liabilities	$(3,765)	$(3,663)
Noncurrent liabilities	(374,615)	(401,749)
Accumulated other comprehensive loss	(597,457)	(618,416)
Amounts recognized in accumulated other comprehensive loss consist of:

	December 29, 2018	December 30, 2017
Prior service cost	$(157)	$(163)
Actuarial loss	597,614	618,579
	$597,457	$618,416
Accrued benefit costs related to the Company’s defined benefit pension plans are reported in the “Accrued liabilities — Payroll and employee benefits” and “Pension and postretirement benefits” lines of the Consolidated Balance Sheets.
(a) Measurement Date and Assumptions
A December 31 measurement date is used to value plan assets and obligations for the pension plans. In determining the discount rate, the Company utilizes a full yield curve approach in the estimation of the interest component of benefit costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligations to the relevant projected cash flows. The expected long-term rate of return on plan assets was based on the Company’s investment policy target allocation of the asset portfolio between various asset classes and the expected real returns of each asset class over various periods of time. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the periods presented were as follows:

	December 29, 2018	December 30, 2017	December 31, 2016
Net periodic benefit cost:
Discount rate	3.60%	4.15%	4.43%
Long-term rate of return on plan assets	5.32	5.21	5.80
Rate of compensation increase(1)	4.40	3.84	3.51

Plan obligations:
Discount rate	4.24%	3.60%	4.15%
Rate of compensation increase(1)	4.40	4.40	3.84

(1)
The compensation increase assumption applies to the international plans and portions of the nonqualified retirement plans, as benefits under these plans were not frozen at December 29, 2018, December 30, 2017 and December 31, 2016.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

(b) Plan Assets, Expected Benefit Payments, and Funding
The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	December 29, 2018	December 30, 2017
Asset category:
Hedge fund of funds	40%	38%
Debt securities	20	18
U.S. equity securities	18	20
Foreign equity securities	14	17
Real estate	6	5
Commodities	2	2
Insurance contracts	—	—
Cash and other	—	—
The Company’s asset strategy and primary investment objective are to maximize the principal value of the plan assets to meet current and future benefit obligations to plan participants and their beneficiaries. To accomplish this goal, the assets of the plan are broadly diversified to protect against large investment losses and to reduce the likelihood of excessive volatility of returns. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, third party investment management firms with complementary investment styles and philosophies to implement these allocations. The Company has established a target asset allocation based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical data, prospective capital market returns and forecasted liabilities of the plans. The target asset allocation approximates the actual asset allocation as of December 29, 2018. In addition to volatility protection, diversification enables the assets of the plan the best opportunity to provide adequate returns in order to meet the Company’s investment return objectives. These objectives include, over a rolling 5-year period, to achieve a total return that exceeds the required actuarial rate of return for the plan and to outperform a passive portfolio, consisting of a similar asset allocation.
The Company utilizes market data or assumptions that market participants would use in pricing the pension plan assets. At December 29, 2018, the Company had $226,883 classified as Level 1 assets, $1,474 classified as Level 2 assets and no assets classified as Level 3. At December 30, 2017, the Company had $268,404 classified as Level 1 assets, $2,194 classified as Level 2 assets and no assets classified as Level 3. The Level 1 assets consisted primarily of certain U.S. equity securities, certain foreign equity securities, certain debt securities and cash and cash equivalents. Certain foreign equity securities, debt securities, insurance contracts and commodity investments measured at their net asset value, which is determined based on inputs readily available in public markets, and investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists and are measured at a net asset value per share shall not be categorized within the fair value hierarchy. Refer to Note, “Fair Value of Assets and Liabilities,” for the Company’s complete disclosure of the fair value of pension plan assets.
Expected benefit payments are as follows: $62,899 in 2019, $63,957 in 2020, $67,947 in 2021, $68,674 in 2022, $71,047 in 2023 and $368,558 in 2024 through 2028.
(c) Nonretirement Postemployment Benefit Plans
Certain of the international plans, specifically those acquired in connection with the purchases of Hanes Europe Innerwear and Champion Europe, are in substance nonretirement postemployment benefit plans, which are future liabilities funded through future operational results of the Company. However, for purposes of consolidation, the Company is including these plans within the defined benefit reporting. At December 29, 2018 and December 30, 2017, the total amounts accrued for these plans were $49,808 and $52,943, respectively and the total expense was $1,264, $2,778 and $1,824 for 2018, 2017 and 2016, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

(18)	Income Taxes
The provision for income tax computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Income before income tax expense:
Domestic	(9.4)%	(6.6)%	(10.2)%
Foreign	109.4	106.6	110.2
	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	21.0%	35.0%	35.0%
State income tax	(0.3)	0.2	(0.7)
Tax on actual and planned remittances of foreign earnings	9.8	0.5	9.9
Tax on foreign earnings due to U.S. tax reform including measurement period adjustments	(0.5)	67.0	N/A
Revaluation of net deferred tax assets due to U.S. tax reform including measurement period adjustments	(1.2)	14.3	N/A
Tax on foreign earnings (U.S. tax reform - GILTI and FDII)	2.3	N/A	N/A
Foreign taxes less than U.S. statutory rate	(12.6)	(27.4)	(38.5)
Statutory stock deduction	(17.2)	N/A	N/A
Employee benefits	(0.1)	(0.2)	(0.7)
Change in valuation allowance due to statutory stock deduction	17.2	—	—
Other changes in valuation allowance	(3.9)	0.1	1.2
Increase in unrecognized tax benefits	0.5	1.8	0.6
Release of unrecognized tax benefit reserves	—	(0.9)	(0.4)
State tax rate change	0.4	0.1	0.6
Federal and state provision to return	(0.4)	(2.6)	(0.7)
Other, net	(0.5)	0.2	(0.3)
Taxes at effective worldwide tax rates	14.5%	88.1%	6.0%
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the U.S. on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. In response to the Tax Act, the SEC issued SAB 118 which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements and adjust in the period in which the estimate becomes finalized, or in circumstances where estimates cannot be made, to disclose and recognize within a one year measurement period.
At December 30, 2017 and throughout 2018, the Company applied the guidance described under SAB 118 and recorded provisional estimates for the effects of the Tax Act in connection with the following: one-time transition tax, remeasurement of deferred tax assets and liabilities, tax on global intangible low-taxed income and the impact of the Tax Act on the Company’s permanent reinvestment assertion with respect to its unremitted foreign earnings. As of December 29, 2018, the Company has now completed the accounting for the income tax effects of the Act. As a result, the Company recognized additional tax expense of $45,203 which consisted of additional income tax expense associated with the Company’s plan to remit certain foreign earnings that are no longer considered to be permanently reinvested less income tax benefits resulting from reductions in the Company’s original provisional charges recorded in connection with the one-time transition tax and the remeasurement of deferred tax assets and liabilities.
One-time Transition Tax
The Company recorded a provisional amount for the one-time transition tax liability for each of the Company’s foreign subsidiaries, resulting in a transition tax liability of $359,938 at December 30, 2017. Upon further analysis of the Tax Act, notices, and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”), the Company finalized the calculations of the transition tax liability during 2018. The Company decreased the December 30,

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

2017 provisional amount by approximately $2,925, which is included as a component of income tax expense in 2018. The Company has elected to pay its transition tax over the eight-year period provided in the Tax Act. As of December 29, 2018, the remaining balance of the Company’s transition tax obligation is $106,792, which will be paid over the next seven years.
Remeasurement of Deferred Tax Assets and Liabilities
As of December 30, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $72,333. This amount was reduced by approximately $7,627 due to additional deferred tax assets reversing in the 2017 tax return year and therefore not being repriced to 21% but rather being realized at their carrying value.
Global Intangible Low-taxed Income (GILTI)
The Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period cost in the year the tax is incurred.
Permanent Reinvestment Assertion
As a result of the Tax Act, the Company has been reevaluating the permanent reinvestment assertion with respect to unremitted foreign earnings, including those unremitted foreign earnings that were taxed in the U.S. as part of the one-time transition tax. As a result of this evaluation, the Company has determined that a portion of the Company’s unremitted foreign earnings, totaling approximately $1,366,000 will no longer be permanently reinvested. The remainder of the Company’s foreign earnings will continue to be permanently reinvested to fund working capital requirements and operations abroad. During the first three quarters of 2018, the Company accrued and incurred income taxes of $7,041 related to actual repatriations of foreign earnings during the year. As of December 29, 2018, and consistent with the Company’s change in assertion with respect to certain foreign earnings, the Company has accrued an additional $55,728 of income taxes with respect to the $1,366,000 of foreign earnings the Company intends to remit in the future Of the $55,728, $11,550 relates to current year earnings while the remaining $44,178 relates to accumulated prior year earnings. These income tax effects include U.S. federal, state, foreign and withholding tax implications in accordance with the planned remittance of such foreign earnings.
The Company has been granted income tax rates lower than statutory rates in two foreign jurisdictions through 2019. These lower rates, when compared with the countries’ statutory rates, resulted in an income tax reduction of approximately $424 (negligible impact per diluted share) in 2018, $2,800 ($0.01 impact per diluted share) in 2017 and $1,300 (negligible impact per diluted share) in 2016.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended December 29, 2018
Domestic	$(22,498)	$57,378	$34,880
Foreign	86,880	(42,446)	44,434
State	7,269	7,214	14,483
	$71,651	$22,146	$93,797

Year ended December 30, 2017
Domestic	$154,751	$260,393	$415,144
Foreign	10,603	(15,098)	(4,495)
State	68,857	(6,227)	62,630
	$234,211	$239,068	$473,279

Year ended December 31, 2016
Domestic	$2,768	$34,590	$37,358
Foreign	38,257	(34,232)	4,025
State	2,083	(9,194)	(7,111)
	$43,108	$(8,836)	$34,272

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cash payments for income taxes	$94,556	$57,882	$39,655
The deferred tax assets and liabilities at the respective year-ends were as follows:

	December 29, 2018	December 30, 2017
Deferred tax assets:
Nondeductible reserves	$3,388	$1,859
Inventories	61,956	57,857
Property and equipment	—	—
Bad debt allowance	8,671	7,363
Accrued expenses	18,975	14,399
Employee benefits	121,133	143,970
Tax credits	12,768	10,140
Net operating loss and other tax carryforwards	261,751	142,064
Derivatives	—	3,305
Other	11,466	17,305
Gross deferred tax assets	500,108	398,262
Less valuation allowances	(179,599)	(72,602)
Deferred tax assets	320,509	325,660

Deferred tax liabilities:
Property and equipment	2,943	4,455
Derivatives	1,101	—
Accrued tax on unremitted foreign earnings	55,728	—
Intangibles	94,700	120,033
Prepaids	2,742	3,932
Deferred tax liabilities	157,214	128,420
Net deferred tax assets	$163,295	$197,240
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
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
The changes in the Company’s valuation allowance for deferred tax assets are as follows:

January 2, 2016	$61,358
Charge to expenses	6,859
Charged to other accounts(1)	(766)
December 31, 2016	$67,451
Charge to expenses	729
Charged to other accounts(1)	4,422
December 30, 2017	$72,602
Charge to expenses	52,135
Charged to other accounts(1)	20,819
Charged to retained earnings upon adoption of ASU 2016-16(2)	34,043
December 29, 2018	$179,599

(1)	Charges to other accounts include the effects of foreign currency translation and purchase accounting adjustments.

(2)
The Company adopted ASU 2016-16 on December 31, 2017 using the modified retrospective method, however there was no net cumulative-effect adjustment recorded to retained earnings as of that date. Upon adoption, the Company recognized additional net deferred tax assets of $34,043 and a corresponding increase in valuation allowance against these additional deferred tax assets as these deferred tax assets are not considered to be more likely than not realizable.

As of December 29, 2018, the valuation allowance for deferred tax assets was $179,599, made up of $128,732 for foreign loss carryforwards, $41,634 for other foreign deferred tax assets, $9,135 for federal and state operating loss carryforwards and $98 for other federal deferred tax assets. The net change in the total valuation allowance for 2018 was $106,997 related to an increase of $106,825 for foreign loss carryforwards which were primarily the result of generating a large loss as a result of a statutory stock deduction which leads to the increase in valuation allowance in the Company’s Luxembourg subsidiary and other foreign deferred tax assets and an increase of $171 for federal and state operating loss carryforwards and other domestic deferred tax assets. However, approximately $34,900 of the net operating losses being carried forward generated in the Company’s Luxembourg subsidiary will be utilized based on forecasted taxable income generated in the Luxembourg subsidiary through 2021.  The valuation allowance was provided against the remaining deferred tax assets of approximately $136,000 as the Company does not plan to have taxable income in the Luxembourg subsidiary beyond 2021 as the Company intends to reorganize the Luxembourg operations.
At December 29, 2018, the Company has total net operating loss carryforwards of approximately $804,880 for foreign jurisdictions, which will expire as follows:

Fiscal Year:
2019	$22,057
2020	4,729
2021	5,236
2022	5,100
2023	8,018
Thereafter	759,740
At December 29, 2018, the Company had tax credit carryforwards totaling $12,768, which expire beginning after 2019.
At December 29, 2018, the Company had federal and state net operating loss carryforwards of approximately $38,528 and $850,769, respectively, which expire beginning after 2018.
In 2018 and 2017, the Company recognized a benefit related to the realization of unrecognized tax benefits resulting from the expiration of statutes of limitations of $1,000 and $4,227, respectively. Although it is not reasonably possible to estimate the

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

amount by which unrecognized tax benefits may increase or decrease within the next 12 months due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company currently expects a reduction of approximately $6,397 for unrecognized tax benefits accrued at December 29, 2018 within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2016 (gross balance of $20,688)	$19,696
Additions based on tax positions related to the current year	7,902
Additions for tax positions of prior years	36
Reductions for tax positions of prior years	(3,602)

Balance at December 30, 2017 (gross balance of $26,175)	$24,032
Additions based on tax positions related to the current year	2,877
Additions for tax positions of prior years	430
Additions based on tax positions related to the acquisition of Bras N Things	10,911
Settlements	(542)
Reductions for tax positions of prior years	(3,096)

Balance at December 29, 2018 (gross balance of $35,645)	$34,612
At December 29, 2018, the balance of the Company’s unrecognized tax benefits, which would, if recognized, affect the Company’s annual effective tax rate was $34,612. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $5,395 and $760 in 2018 and 2017, respectively for interest and penalties classified as income tax expense and $549 in 2016, for interest and penalties classified as income tax benefit in the Consolidated Statement of Income. At December 29, 2018 and December 30, 2017, the Company had a total of $9,406 and $4,011, respectively, of interest and penalties accrued related to unrecognized tax benefits.
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, the IRS began an examination of the Company’s 2015 and 2016 tax years during 2017 and 2018, respectively. The Company is also subject to examination by various state and international tax authorities. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to any potential assessments. The outcome of any one examination, some of which may conclude during the next 12 months, is not expected to have a material impact on the Company’s financial position or results of operations.

(19)	Stockholders’ Equity
The Company is authorized to issue up to 2,000,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and the Company’s Board of Directors may, without stockholder approval, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At December 29, 2018 and December 30, 2017, 361,330 and 360,126 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding.
On April 27, 2016, the Company’s Board of Directors approved a new share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved in 2007. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. The Company did not purchase any shares of the Company’s common stock in 2018. During 2017, under the current repurchase program, the Company purchased 19,640 shares of the Company’s common stock at a cost of $400,017 (average price of $20.35). Since inception of the share repurchase plan approved in 2016 the Company has purchased 19,640 shares of the Company’s common stock at a cost of $400,017 (average price of $20.35). At December 29, 2018, the remaining repurchase authorization under the current share repurchase program totaled approximately 20,360 shares. The primary objective of the share repurchase program is to utilize excess cash to generate shareholder value.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

Dividends
In 2016, the Company’s Board of Directors declared regular quarterly dividends of $0.11 per share on outstanding common stock, which were paid in 2016.
In 2017, the Company’s Board of Directors declared and increased the regular quarterly dividend to $0.15 per share of the Company’s outstanding common stock, which was paid in 2017.
During the Company’s 2018 fiscal year, the Company’s Board of Directors declared regular quarterly cash dividends of $0.15 per share of the Company’s outstanding common stock, which were paid on March 13, 2018, June 5, 2018, September 5, 2018 and December 4, 2018.
In February 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share of the Company’s outstanding common stock to be paid on March 12, 2019 to stockholders of record at the close of business on February 19, 2019.

(20)	Discontinued Operations
As part of the Company’s acquisition of Hanes Australasia in 2016, the Company acquired Hanes Australasia’s legacy Dunlop Flooring and Tontine Pillow businesses. The Company concluded that these businesses were not a strategic fit; therefore, the decision was made to divest the businesses.
In February 2017, the Company sold its Dunlop Flooring business for A$34,564 ($26,219) in net cash proceeds at the time of sale, with an additional A$1,334 ($1,012) of proceeds received in April 2017 related to a working capital adjustment, resulting in a pre-tax loss of A$2,715 ($2,083). U.S. dollar equivalents are based on exchange rates on the date of the sale transaction. The Dunlop Flooring business was reported as part of discontinued operations since the date of acquisition.
In March 2017, the Company sold its Tontine Pillow business for A$13,500 ($10,363) in net cash proceeds at the time of sale. A working capital adjustment of A$966 ($742) was paid to the buyer in April 2017, resulting in a net pre-tax gain of A$2,415 ($1,856). U.S. dollar equivalents are based on exchange rates on the date of the sale transaction. The Tontine Pillow business was reported as part of discontinued operations since the date of acquisition.
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

(21)	Business Segment Information
The Company’s operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of the Company’s U.S. value-based (“outlet”) stores and U.S. hosiery business.
The types of products and services from which each reportable segment derives its revenues are as follows:

•
Innerwear includes sales of basic branded apparel products that are replenishment in nature under the product categories of men’s underwear, women’s panties, children’s underwear and socks, and intimate apparel, which includes bras and shapewear.

•
Activewear includes sales of basic branded products that are primarily seasonal in nature to both retailers and wholesalers, as well as licensed sports apparel and licensed logo apparel in collegiate bookstores, mass retailers and other channels.

•	International includes sales of products in all of the Company’s categories outside the United States, primarily in Europe, Australia, Asia, Latin America and Canada.
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

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net sales:
Innerwear	$2,379,675	$2,462,876	$2,543,717
Activewear	1,792,280	1,654,278	1,601,108
International	2,344,115	2,054,664	1,531,913
Other	287,885	299,592	351,461
Total net sales	$6,803,955	$6,471,410	$6,028,199

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Segment operating profit:
Innerwear	$526,831	$580,879	$615,202
Activewear	267,428	264,975	264,955
International	351,769	268,367	188,966
Other	25,348	31,540	41,293
Total segment operating profit	1,171,376	1,145,761	1,110,416
Items not included in segment operating profit:
General corporate expenses	(186,790)	(175,615)	(159,728)
Acquisition, integration and other action-related charges	(80,198)	(190,904)	(138,519)
Amortization of intangibles	(36,437)	(34,892)	(22,118)
Total operating profit	867,951	744,350	790,051
Other expenses	(26,395)	(32,645)	(66,160)
Interest expense, net	(194,675)	(174,435)	(152,692)
Income from continuing operations before income tax expense	$646,881	$537,270	$571,199
For the year ended December 29, 2018, the Company incurred pre-tax acquisition, integration and other action-related charges of $80,162, of which $38,355 is reported in the “Cost of sales” line, $41,843 is reported in the “Selling, general and

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

administrative expenses” line and a gain of $36 is reported in the “Other Expenses” line in the Consolidated Statement of Income. For the year ended December 30, 2017, the Company incurred pre-tax acquisition-related and integration charges of $197,904, of which $54,970 is reported in the “Cost of sales” line, $108,082 is reported in the “Selling, general and administrative expenses” line, $27,852 is reported in the “Change in fair value of contingent consideration” line and $7,000 is reported in the “Other Expenses” line in the Consolidated Statement of Income. For the year ended December 31, 2016, the Company incurred pre-tax acquisition, integration and other action-related charges of $185,810, of which $39,379 is reported in the “Cost of sales” line, $99,140 is reported in the “Selling, general and administrative expenses” line and $47,291 is reported in the “Other Expenses” line in the Consolidated Statement of Income.
As part of the Hanes Europe Innerwear acquisition strategy, in 2015 the Company identified management and administrative positions that were considered non-essential and/or duplicative that have been or will be eliminated. As of December 30, 2017, the Company had accrued $22,302 for expected benefit payments related to employee termination and other benefits for affected employees. During the year ended December 29, 2018, a net $11,496 of benefit payments, accrual adjustments and foreign currency adjustments had been made, resulting in an ending accrual of $10,806, of which, $5,641 and $5,165, is included in the “Accrued liabilities — Other” and “Other noncurrent liabilities” lines of the Consolidated Balance Sheet, respectively.

	December 29, 2018	December 30, 2017
Assets:
Innerwear	$1,483,732	$1,578,023
Activewear	1,068,927	872,132
International	1,259,715	1,275,838
Other	143,911	151,980
	3,956,285	3,877,973
Corporate(1)	3,299,673	3,016,802
Total assets	$7,255,958	$6,894,775

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Depreciation and amortization expense:
Innerwear	$33,348	$32,000	$36,591
Activewear	18,768	19,485	19,196
International	37,642	30,219	18,694
Other	5,601	5,891	6,576
	95,359	87,595	81,057
Corporate	36,437	34,892	22,118
Total depreciation and amortization expense	$131,796	$122,487	$103,175

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Additions to property, plant and equipment:
Innerwear	$20,459	$21,427	$28,078
Activewear	16,024	11,263	11,518
International	33,632	31,127	23,520
Other	3,221	3,455	4,353
	73,336	67,272	67,469
Corporate	12,957	19,736	15,930
Total additions to long-lived assets	$86,293	$87,008	$83,399

(1)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.
Sales to Wal-Mart and Target were substantially in the Innerwear and Activewear segments and represented 16% and 12% of total sales in 2018, respectively. Sales to Wal-Mart and Target represented 18% and 13% of total net sales in 2017, respectively. Sales to Wal-Mart and Target represented 20% and 15% of total net sales in 2016, respectively.
Worldwide sales by product category for Innerwear and Activewear were $4,253,338 and $2,550,617, respectively, in 2018. Worldwide sales by product category for Innerwear and Activewear were $4,257,877 and $2,213,533, respectively, in 2017. Worldwide sales by product category for Innerwear and Activewear were $4,112,598 and $1,915,601, respectively, in 2016.

(22)	Geographic Area Information

	Years Ended or at
	December 29, 2018		December 30, 2017		December 31, 2016
	Sales	Property, Net	Sales	Property, Net	Sales	Property, Net
Americas	$4,658,346	$402,370	$4,620,931	$413,900	$4,693,494	$411,712
Asia Pacific	1,129,605	104,305	909,539	102,430	540,917	184,271
Europe	987,016	99,835	914,415	105,825	769,538	94,662
Other	28,988	1,178	26,525	1,836	24,250	1,819
	$6,803,955	$607,688	$6,471,410	$623,991	$6,028,199	$692,464
The net sales by geographic region are attributed by customer location. The property by geographic region includes assets held and used, which are recognized within the “Property, net” line of the Consolidated Balance Sheet.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(amounts in thousands, except per share data)

(23)	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
2018
Net sales	$1,471,504	$1,715,443	$1,848,707	$1,768,301	$6,803,955
Gross profit	578,921	659,956	712,667	704,975	2,656,519
Income from continuing operations	79,409	140,633	171,421	161,621	553,084
Net income	79,409	140,633	171,421	161,621	553,084
Earnings per share - basic:
Continuing operations	0.22	0.39	0.47	0.44	1.52
Earnings per share - diluted:
Continuing operations	0.22	0.39	0.47	0.44	1.52

2017
Net sales	$1,380,355	$1,646,610	$1,799,270	$1,645,175	$6,471,410
Gross profit	539,531	645,902	678,457	626,661	2,490,551
Income (loss) from continuing operations	73,082	172,164	203,356	(384,611)	63,991
Income (loss) from discontinued operations	(2,465)	368	—	—	(2,097)
Net income (loss)	70,617	172,532	203,356	(384,611)	61,894
Earnings (loss) per share - basic:
Continuing operations	0.20	0.47	0.56	(1.06)	0.17
Discontinued operations	(0.01)	—	—	—	(0.01)
Earnings (loss) per share - diluted:
Continuing operations	0.19	0.47	0.55	(1.06)	0.17
Discontinued operations	(0.01)	—	—	—	(0.01)