Form 10-Q
period 2019-03-30
Hanesbrands Inc.
filed 2019-05-02
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01	HBI	New York Stock Exchange
As of April 26, 2019, there were 361,471,010 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. In particular, statements under the heading “Outlook” and other information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 29, 2018, under the caption “Risk Factors,” and available on the “Investors” section of our corporate website, www.Hanes.com/investors.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended
	March 30, 2019	March 31, 2018
Net sales	$1,588,024	$1,471,504
Cost of sales	967,148	892,583
Gross profit	620,876	578,921
Selling, general and administrative expenses	472,838	432,863
Operating profit	148,038	146,058
Other expenses	7,451	5,761
Interest expense, net	48,059	45,763
Income before income tax expense	92,528	94,534
Income tax expense	13,046	15,125
Net income	$79,482	$79,409

Earnings per share:
Basic	$0.22	$0.22
Diluted	$0.22	$0.22

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended
	March 30, 2019	March 31, 2018
Net income	$79,482	$79,409
Other comprehensive income (loss), net of tax:
Translation adjustments	14,461	(13,330)
Net unrealized loss on qualifying cash flow hedges	(3,919)	(52)
Net unrecognized income from pension and postretirement plans	3,397	1,889
Total other comprehensive income (loss), net of tax of $453 and ($1,187), respectively	13,939	(11,493)
Comprehensive income	$93,421	$67,916

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 30, 2019	December 29, 2018	March 31, 2018
Assets
Cash and cash equivalents	$287,080	$433,022	$373,662
Trade accounts receivable, net	932,875	870,878	874,684
Inventories	2,235,809	2,054,458	2,044,680
Other current assets	166,123	159,231	106,800
Total current assets	3,621,887	3,517,589	3,399,826
Property, net	601,689	607,688	630,669
Right-of-use assets	484,453	—	—
Trademarks and other identifiable intangibles, net	1,547,718	1,555,381	1,668,876
Goodwill	1,240,652	1,241,727	1,282,504
Deferred tax assets	257,393	249,693	233,279
Other noncurrent assets	94,233	83,880	112,621
Total assets	$7,848,025	$7,255,958	$7,327,775

Liabilities and Stockholders’ Equity
Accounts payable	$1,007,420	$1,029,933	$813,981
Accrued liabilities	552,012	553,901	523,166
Lease liabilities	140,435	—	—
Notes payable	5,753	5,824	17,830
Accounts Receivable Securitization Facility	200,000	161,608	157,081
Current portion of long-term debt	276,815	278,976	165,702
Total current liabilities	2,182,435	2,030,242	1,677,760
Long-term debt	3,615,493	3,534,183	4,185,252
Lease liabilities - noncurrent	373,365	—	—
Pension and postretirement benefits	352,069	378,972	408,787
Accrued income taxes - noncurrent	100,626	100,626	137,226
Other noncurrent liabilities	185,999	241,652	213,055
Total liabilities	6,809,987	6,285,675	6,622,080

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 361,471,010, 361,330,128 and 360,363,608, respectively	3,615	3,613	3,604
Additional paid-in capital	306,084	284,877	277,755
Retained earnings	1,296,158	1,184,735	875,035
Accumulated other comprehensive loss	(567,819)	(502,942)	(450,699)
Total stockholders’ equity	1,038,038	970,283	705,695
Total liabilities and stockholders’ equity	$7,848,025	$7,255,958	$7,327,775

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 29, 2018	361,330	$3,613	$284,877	$1,184,735	$(502,942)	$970,283
Net income	—	—	—	79,482	—	79,482
Dividends ($0.15 per common share)	—	—	—	(54,852)	—	(54,852)
Other comprehensive income	—	—	—	—	13,939	13,939
Stock-based compensation	—	—	5,057	—	—	5,057
Net exercise of stock options, vesting of restricted stock units and other	141	2	1,776	—	—	1,778
Modification of deferred compensation plans	—	—	14,374	—	—	14,374
Cumulative effect of change in adoption of leases standard	—	—	—	7,977	—	7,977
Stranded tax related to U.S. pension plan	—	—	—	78,816	(78,816)	—
Balances at March 30, 2019	361,471	$3,615	$306,084	$1,296,158	$(567,819)	$1,038,038

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 30, 2017	360,126	$3,601	$271,462	$850,345	$(439,206)	$686,202
Net income	—	—	—	79,409	—	79,409
Dividends ($0.15 per common share)	—	—	—	(54,719)	—	(54,719)
Other comprehensive loss	—	—	—	—	(11,493)	(11,493)
Stock-based compensation	—	—	4,743	—	—	4,743
Net exercise of stock options, vesting of restricted stock units and other	238	3	1,550	—	—	1,553
Balances at March 31, 2018	360,364	$3,604	$277,755	$875,035	$(450,699)	$705,695

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Quarter Ended
	March 30, 2019	March 31, 2018
Operating activities:
Net income	$79,482	$79,409
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	32,234	31,925
Amortization of debt issuance costs	2,440	2,343
Stock compensation expense	5,178	4,746
Deferred taxes and other	7,468	(2,795)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	(62,278)	36,932
Inventories	(183,875)	(150,768)
Other assets	(31,629)	13,840
Accounts payable	(18,213)	(63,655)
Accrued pension and postretirement benefits	(21,978)	4,441
Accrued liabilities and other	(3,120)	(84,561)
Net cash from operating activities	(194,291)	(128,143)
Investing activities:
Purchases of property, plant and equipment	(25,269)	(19,804)
Proceeds from sales of assets	136	1,506
Acquisition of business, net of cash acquired	—	(334,915)
Net cash from investing activities	(25,133)	(353,213)
Financing activities:
Borrowings on notes payable	82,774	83,920
Repayments on notes payable	(82,759)	(81,426)
Borrowings on Accounts Receivable Securitization Facility	106,942	79,449
Repayments on Accounts Receivable Securitization Facility	(68,550)	(47,577)
Borrowings on Revolving Loan Facilities	772,500	1,267,860
Repayments on Revolving Loan Facilities	(680,500)	(771,000)
Repayments on Term Loan Facilities	(10,625)	(10,625)
Borrowings on International Debt	7,141	—
Repayments on International Debt	—	(997)
Cash dividends paid	(54,221)	(54,053)
Payment of contingent consideration	—	(3,540)
Taxes paid related to net shares settlement of equity awards	(906)	(2,757)
Other	(89)	(170)
Net cash from financing activities	71,707	459,084
Effect of changes in foreign exchange rates on cash	2,104	1,186
Change in cash, cash equivalents and restricted cash	(145,613)	(21,086)
Cash, cash equivalents and restricted cash at beginning of year	455,732	421,566
Cash, cash equivalents and restricted cash at end of period	310,119	400,480
Less restricted cash at end of period	23,039	26,818
Cash and cash equivalents per balance sheet at end of period	$287,080	$373,662

Property, plant and equipment expenditures included in accounts payable at March 30, 2019 and December 29, 2018, were $17,046 and $20,275, respectively.

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial condition and cash flows of Hanesbrands Inc. and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. Two subsidiaries of the Company close one day after the Company’s consolidated quarter end. The difference in reporting of financial information for these subsidiaries did not have a material impact on the Company’s financial condition, results of operations or cash flows.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

(2)	Recent Accounting Pronouncements
Lease Accounting
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. The standard also resulted in enhanced quantitative and qualitative disclosures surrounding leases. The FASB subsequently issued updates to provide clarification on specific topics, including adoption guidance, practical expedients and interim transition disclosure requirements. The new rules were effective for the Company in the first quarter of 2019. The Company adopted the new rules utilizing the modified retrospective method and recognized a $7,977 cumulative effect adjustment in retained earnings at the beginning of the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which among other things, allowed the Company to carry forward the historical lease classification. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of $507,669 and $535,054, respectively as of December 30, 2018.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The new rules expand the hedging strategies that qualify for hedge accounting, including contractually-specified price components of a commodity purchase or sale, hedges of the benchmark rate component of the contractual coupon cash flows of fixed-rate assets and liabilities, hedges of the portion of a closed portfolio of prepayable assets and partial-term hedges of fixed-rate assets and liabilities. The new rules also allow additional time to complete hedge effectiveness testing and allow qualitative assessments subsequent to initial quantitative tests if there is a supportable expectation that the hedge will remain highly effective. The new standard was effective for the Company in the first quarter of 2019. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new rules allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The new rules were effective for the Company in the first quarter of 2019. The Company reclassified $78,816 from accumulated other comprehensive loss to retained earnings for stranded tax effects related to the Company’s U.S. pension plan.
The Company uses a portfolio approach to release the income tax effects in accumulated other comprehensive loss related to pension and postretirement benefits. Under this approach, the income tax effects are released from accumulated other comprehensive loss based on the pre-tax adjustments to pension liabilities or assets recognized within other comprehensive income. Any tax effects remaining in accumulated other comprehensive loss are released only when the entire portfolio of the pension and postretirement benefits is liquidated, sold or extinguished.
Codification Improvements
In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” The new rules clarify guidance around several subtopics by adopting enhanced verbiage to the following subtopics: reporting comprehensive income, debt modifications and extinguishments, distinguishing liabilities from equity, stock compensation, business combinations, derivatives and hedging, fair value measurement and defined contribution pension plans. The standard was effective for the Company in the first quarter of 2019. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Statements of Stockholders’ Equity
In August 2018, the SEC amended Rule 3-04 of Regulation S-X to extend the annual disclosure requirement for changes in stockholders’ equity and the amount of dividends per share for each class of shares to interim periods. The disclosures can be included either in a note to the financial statements or in a separate financial statement. The disclosures require both year to date information and subtotals for each interim period. The amendment was effective for the Company in the first quarter of 2019. The Company has elected to include condensed consolidated statements of stockholders’ equity, which include disclosure of the dividends per share in each period, as a separate statement in its interim financial statements within all applicable SEC filings.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The new rules eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. The new rules will be effective for the Company in the first quarter of 2020. The Company expects the new rules to apply to its trade receivables, but does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Retirement Benefits
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20).” The new rule expands disclosure requirements for employer sponsored defined benefit pension and other retirement plans. The new rules will be effective for the Company in the first quarter of 2020. The Company does not expect the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows; however, expanded disclosures will be required.
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
Revenue from Contracts with Customers Recognized as an Assumed Liability in a Business Combination
In February 2019, the FASB issued a proposed Accounting Standards Update, “Business Combinations (Topic 805): Revenue from Contracts with Customers - Recognizing an Assumed Liability.” The proposed rules clarify that a liability from a contract with a customer should be recognized by an acquirer in a business combination if the liability represents an unsatisfied performance obligation, and the acquiree has received consideration (or the amount is due) from the customer. The Company does not expect the proposed rules to have a material impact on the Company’s financial condition, results of operations or cash flows because the rules will apply prospectively to business combinations occurring on or after the effective date.
Income Taxes
In March 2019, the FASB issued a revision to a proposed Accounting Standards Update, “Income Taxes (Topic 740): Disclosure Framework - Changes to the Disclosure Requirements for Income Taxes,” which was originally issued in July 2016. The revision reflects the impact of the Tax Cuts and Jobs Act passed in December 2017, which substantially changed how U.S. businesses are taxed. The proposed rules are intended to improve the relevance of current income tax disclosure requirements to financial statement users by removing disclosures that no longer are considered cost beneficial or relevant and adding disclosure requirements identified as relevant to financial statement users. The Company does not expect the proposed rules to have a material impact on the Company’s financial condition, results of operations or cash flows because the rules address only income tax disclosure requirements and will be applied prospectively.

(3)	Revenue Recognition
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
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarter Ended
	March 30, 2019	March 31, 2018
Third-party brick-and-mortar wholesale	$1,231,423	$1,164,308
Consumer-directed	356,601	307,196
Total net sales	$1,588,024	$1,471,504

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
Bras N Things
On February 12, 2018, the Company acquired 100% of the outstanding equity of BNT Holdco Pty Limited (“Bras N Things”) for a total purchase price of A$498,236 (U.S.$391,572). During 2018, due to the final working capital adjustment, the purchase consideration was reduced by A$3,012 (U.S.$2,367), ultimately resulting in a revised purchase price of A$495,224 (U.S.$389,205), which included a cash payment of A$428,956 (U.S.$337,123), an indemnification escrow of A$31,988 (U.S.$25,140) and debt assumed of A$34,280 (U.S.$26,942). U.S. dollar equivalents are based on acquisition date exchange rates.
The Company funded the acquisition with a combination of short-term borrowings under its existing revolving loan facility (the “Revolving Loan Facility”) and cash on hand. The indemnification escrow is held in a retention account for a period of 18 months after the date of the acquisition to secure indemnification claims or other obligations of the sellers under the purchase agreement. The remaining balance of the indemnification escrow, including interest earned, if any, will be paid to the sellers at the end of the 18 month period. The indemnification escrow, held in one of the Company’s bank accounts, is recognized and classified as restricted cash, with the balance as of March 30, 2019 included in the “Other current assets” line of the Condensed Consolidated Balance Sheet.
The acquired assets and liabilities as of the date of acquisition include the following:

Cash and cash equivalents	$2,765
Accounts receivable, net	197
Inventories	9,610
Other current assets	1,637
Property, net	11,764
Trademarks and other identifiable intangibles	278,214
Deferred tax assets and other noncurrent assets	2,318
Total assets acquired	306,505
Accounts payable	4,929
Accrued liabilities and other	16,339
Deferred tax liabilities and other noncurrent liabilities	7,864
Total liabilities assumed	29,132
Net assets acquired	277,373
Goodwill	111,832
Total purchase price	$389,205

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Total purchase price of the Bras N Things acquisition consisted of the following components:

Cash consideration paid	$337,123
Indemnification escrow asset	25,140
Debt assumed	26,942
Total purchase price	$389,205
Since February 12, 2018, goodwill related to the Bras N Things acquisition decreased by $792 as a result of measurement period adjustments, primarily related to working capital adjustments. The purchase price allocation was finalized in the first quarter of 2019.
Unaudited pro forma results of operations for the Company are presented below for the quarter ended March 31, 2018, assuming that the acquisition of Bras N Things had occurred on January 1, 2017.

Quarter Ended
March 31, 2018
Net sales	$1,489,946
Net income	82,625
Earnings per share:
Basic	$0.23
Diluted	0.23

(5)	Leases
The Company determines whether an arrangement is a lease at inception. The Company has operating leases for real estate (primarily retail stores and operating facilities) and certain equipment. The Company’s finance leases are not material. Leases with a term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into after adoption of Topic 842, the Company combines lease and nonlease components as a single component for all asset classes.
The Company’s leases have remaining lease terms of one to 38 years, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within one year. The exercise of lease renewal options is at the Company’s sole discretion. In general, for leased retail real estate, the Company will not include renewal options in the underlying lease term. However, if a situation arises where the lessor has control over the optional period, then the Company will include these periods within the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
Certain of the Company’s lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Total operating lease costs, which includes short-term leases and variable cost, was $46,290 for the quarter ended March 30, 2019. For the quarter ended March 30, 2019, variable costs of $5,529 were included in total operating lease costs. Short-term lease costs were immaterial for the quarter ended March 30, 2019.
The following table presents supplemental cash flow and non-cash information related to leases:

Quarter Ended
March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$39,657
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$4,843

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. For operating leases that commenced prior to December 30, 2018, the Company used the incremental borrowing rate on December 27, 2018.
The following table presents supplemental information related to leases at March 30, 2019:

Weighted average remaining lease term	5.3 years
Weighted average discount rate	5.28%
The following table presents future minimum rental commitments under noncancelable operating leases as of December 29, 2018:

2019	$148,218
2020	129,660
2021	110,185
2022	91,411
2023	66,753
Thereafter	115,941
$662,168
The following table presents maturities of operating lease liabilities as of March 30, 2019:

2019	$111,024
2020	140,731
2021	105,123
2022	75,870
2023	58,773
Thereafter	101,335
Total lease payments	592,856
Less interest	79,056
$513,800
As of March 30, 2019, the Company’s additional operating lease contracts that have not yet commenced are immaterial.

(6)	Stockholders’ Equity
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the period. Diluted EPS was calculated to give effect to all potentially issuable dilutive shares of common stock using the treasury stock method.
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended
	March 30, 2019	March 31, 2018
Basic weighted average shares outstanding	364,570	361,882
Effect of potentially dilutive securities:
Stock options	471	1,067
Restricted stock units	254	335
Employee stock purchase plan and other	4	7
Diluted weighted average shares outstanding	365,299	363,291

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

For the quarter ended March 30, 2019, five restricted stock units were excluded from the diluted earnings per share calculation, and for the quarter ended March 31, 2018, no restricted stock units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the quarters ended March 30, 2019 and March 31, 2018, there were no anti-dilutive stock options to purchase shares of common stock.
On April 23, 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding shares of common stock to be paid on June 4, 2019 to stockholders of record at the close of business on May 14, 2019.
On April 27, 2016, the Company’s Board of Directors approved the current share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The Company did not repurchase any shares during the quarters ended March 30, 2019 and March 31, 2018. At March 30, 2019, the remaining repurchase authorization totaled 20,360 shares. The primary objective of the share repurchase program is to utilize excess cash to generate shareholder value.

(7)	Inventories
Inventories consisted of the following:

	March 30, 2019	December 29, 2018	March 31, 2018
Raw materials	$118,824	$107,300	$135,327
Work in process	170,746	182,966	213,029
Finished goods	1,946,239	1,764,192	1,696,324
	$2,235,809	$2,054,458	$2,044,680

(8)	Debt and Notes Payable
Debt and notes payable consisted of the following:

	Interest Rate as of March 30, 2019	Principal Amount		Maturity Date
		March 30, 2019	December 29, 2018
Senior Secured Credit Facility:
Revolving Loan Facility	3.91%	$92,000	$—	December 2022
Term Loan A	3.92%	712,500	721,875	December 2022
Term Loan B	4.24%	495,000	496,250	December 2024
Australian Term A-1	3.37%	123,273	122,968	July 2019
Australian Revolving Loan Facility	2.88%	28,339	21,118	July 2021
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	562,177	572,213	June 2024
European Revolving Loan Facility	1.50%	112,435	113,520	September 2019
Accounts Receivable Securitization Facility	3.25%	200,000	161,608	March 2020
Other International Debt	Various	—	1	Various
Total debt		4,125,724	4,009,553
Notes payable		5,753	5,824
Total debt and notes payable		4,131,477	4,015,377
Less long-term debt issuance costs		33,273	34,774
Less notes payable		5,753	5,824
Less current maturities(1)		476,958	440,596
Total long-term debt		$3,615,493	$3,534,183

(1)	Current maturities excludes $143 and $12 of short-term debt issuance costs at March 30, 2019 and December 29, 2018, respectively.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

As of March 30, 2019, the Company had $903,665 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account outstanding borrowings and $4,335 of standby and trade letters of credit issued and outstanding under this facility. The Company entered into an accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) in November 2007. The Company’s maximum borrowing capacity under the Accounts Receivable Securitization Facility was $200,000 as of March 30, 2019. Borrowings under the Accounts Receivable Securitization Facility are permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans and also subject to a fluctuating facility limit, not to exceed $300,000. The Company had $14,169 of borrowing availability under the Australian Revolving Loan Facility, no borrowing availability under the European Revolving Loan Facility and $98,450 of borrowing availability under other international lines of credit after taking into account outstanding borrowings and letters of credit outstanding under the applicable facility.
In March 2019, the Company amended the Accounts Receivable Securitization Facility. This amendment primarily increased the fluctuating facility limit to $300,000 (previously $225,000) and extended the maturity date to March 2020.
As of March 30, 2019, the Company was in compliance with all financial covenants under its credit facilities.

(9)	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 29, 2018	$(157,060)	$21,814	$(595,307)	$227,611	$(502,942)
Amounts reclassified from accumulated other comprehensive loss	—	(6,017)	4,602	316	(1,099)
Current-period other comprehensive income activity	14,461	440	—	137	15,038
Total other comprehensive income	14,461	(5,577)	4,602	453	13,939
Reclassification of stranded tax related to U.S. pension plan to retained earnings	—	—	—	(78,816)	(78,816)

Balance at March 30, 2019	$(142,599)	$16,237	$(590,705)	$149,248	$(567,819)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarter Ended
		March 30, 2019	March 31, 2018
Gain (loss) on foreign exchange contracts	Cost of sales	$6,017	$(1,665)
	Income tax	(1,521)	302
	Net of tax	4,496	(1,363)
Amortization of deferred actuarial loss and prior service cost	Selling, general, and administrative expenses	(4,602)	(3,067)
	Income tax	1,205	1,178
	Net of tax	(3,397)	(1,889)

Total reclassifications		$1,099	$(3,252)

(10)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of March 30, 2019, the notional U.S. dollar equivalent of the Company’s derivative portfolio was $475,647, consisting of contracts hedging exposures primarily related to the Euro, Australian dollar, Canadian dollar and Mexican peso.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		March 30, 2019	December 29, 2018
Hedges	Other current assets	$11,263	$18,381
Non-hedges	Other current assets	10,718	12,410
Total derivative assets		21,981	30,791

Hedges	Accrued liabilities	(686)	(286)
Non-hedges	Accrued liabilities	(586)	(114)
Total derivative liabilities		(1,272)	(400)

Net derivative asset		$20,709	$30,391
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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $22,147. The Company is hedging exposure to the variability in future cash flows for forecasted transactions over the next 18 months.
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarter Ended
	March 30, 2019	March 31, 2018
Foreign exchange contracts	$440	$(1,708)

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarter Ended
		March 30, 2019	March 31, 2018
Foreign exchange contracts(1)	Cost of sales	$6,017	$(1,665)

(1)	The Company does not exclude amounts from effectiveness testing that would require recognition into earnings based on changes in fair value.

	Quarter Ended
	March 30, 2019	March 31, 2018
Total cost of sales in which the effects of cash flow hedges are recorded	$967,148	$892,583

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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarter Ended
		March 30, 2019	March 31, 2018
Foreign exchange contracts	Cost of sales	$(9,397)	$9,100
Foreign exchange contracts	Selling, general and administrative expenses	(659)	303
Total		$(10,056)	$9,403

(11)	Fair Value of Assets and Liabilities
As of March 30, 2019, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates and deferred compensation plan liabilities. The fair values of foreign exchange rate derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a quarterly recurring basis.
There were no changes during the quarter ended March 30, 2019 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers into or out of Level 1, Level 2 or Level 3 during the quarter ended March 30, 2019. As of and during the quarter March 30, 2019, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of March 30, 2019
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts - assets	$21,981	$—	$21,981	$—
Foreign exchange derivative contracts - liabilities	(1,272)	—	(1,272)	—
	20,709	—	20,709	—
Deferred compensation plan liability	(29,291)	—	(29,291)	—
Total	$(8,582)	$—	$(8,582)	$—

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Assets (Liabilities) at Fair Value as of December 29, 2018
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts - assets	$30,791	$—	$30,791	$—
Foreign exchange derivative contracts - liabilities	(400)	—	(400)	—
	30,391	—	30,391	—
Deferred compensation plan liability	(39,542)	—	(39,542)	—
Total	$(9,151)	$—	$(9,151)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of March 30, 2019 and December 29, 2018. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $36,216 and $32,604 as of March 30, 2019 and December 29, 2018, respectively. The fair value of debt, which is classified as a Level 2 liability, was $4,148,564 and $3,863,299 as of March 30, 2019 and December 29, 2018, respectively. Debt had a carrying value of $4,125,724 and $4,009,553 as of March 30, 2019 and December 29, 2018, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of March 30, 2019 and December 29, 2018, primarily due to the short-term nature of these instruments.

(12)	Income Taxes
The Company’s effective income tax rate was 14.1% and 16.0% for the quarters ended March 30, 2019 and March 31, 2018, respectively. The lower effective income tax rate for the quarter ended March 30, 2019 compared to the quarter ended March 31, 2018 was primarily due to a discrete charge of $3,723 in the quarter ended March 31, 2018, resulting from a tax law change in a foreign jurisdiction.
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, the IRS began an examination of the Company’s 2015 and 2016 tax years during 2017 and 2018, respectively. The Company is also subject to examination by various state and foreign tax authorities. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to any potential assessments. The outcome of any one examination, some of which may conclude during the next 12 months, is not expected to have a material impact on the Company’s financial position or results of operations.

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
The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, acquisition-related and integration charges and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 29, 2018.

	Quarter Ended
	March 30, 2019	March 31, 2018
Net sales:
Innerwear	$475,945	$491,078
Activewear	405,340	346,125
International	646,180	569,887
Other	60,559	64,414
Total net sales	$1,588,024	$1,471,504

	Quarter Ended
	March 30, 2019	March 31, 2018
Segment operating profit:
Innerwear	$104,626	$101,419
Activewear	43,593	38,287
International	92,698	77,061
Other	754	2,627
Total segment operating profit	241,671	219,394
Items not included in segment operating profit:
General corporate expenses	(62,880)	(44,531)
Acquisition, integration and other action-related charges	(21,373)	(19,617)
Amortization of intangibles	(9,380)	(9,188)
Total operating profit	148,038	146,058
Other expenses	(7,451)	(5,761)
Interest expense, net	(48,059)	(45,763)
Income before income tax expense	$92,528	$94,534
For the quarter ended March 30, 2019, the Company incurred pre-tax acquisition, integration and other action-related charges of $21,373, of which $17,692 is reported in the “Cost of sales” line and $3,681 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended March 31, 2018, the Company incurred pre-tax acquisition, integration and other action-related charges of $19,617, of which $10,753 is reported in the “Cost of sales” line and $8,864 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
As of December 29, 2018, the Company had an accrual of $10,806 for expected benefit payments related to actions taken in prior years. During the quarter ended March 30, 2019, the Company approved actions to close certain supply chain facilities and reduce overhead costs and incurred charges of $8,045 for employee termination and other benefits for employees affected by separation programs, with $5,373 and $2,672 of charges reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines, respectively, in the Condensed Consolidated Statement of Income. During quarter ended March 30, 2019, benefit payments, other accrual adjustments and foreign currency adjustments of $1,977 have been made, resulting in an ending accrual of $16,874, of which $12,516 and $4,358 is included in the “Accrued liabilities” and “Other noncurrent liabilities” lines of the Condensed Consolidated Balance Sheet, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 29, 2018, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 29, 2018.
Overview
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
Our operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of our U.S. value-based (“outlet”) stores and U.S. hosiery business.
Outlook for 2019
Our 2019 guidance includes the following:

•	Net sales of $6.885 billion to $6.985 billion, operating profit of $900 million to $930 million, and net income of $583 to $610 million;

•	Pre-tax acquisition, integration and other action-related costs of approximately $55 million reflected in operating profit;

•	Interest expense and other expenses of approximately $224 million combined;

•	An annual effective tax rate of approximately 14%;

•	Cash flow from operations of $700 million to $800 million; and

•	Capital expenditure investment of approximately $90 million to $100 million.
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
Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary spending by consumers. Discretionary spending is affected by many factors that are outside our control, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, energy prices, unemployment trends and other matters that influence consumer confidence and spending. Consumers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. These consumers may choose to purchase fewer of our products, to purchase lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time.
Changes in product sales mix can impact our gross profit as the percentage of our sales attributable to higher margin products, such as intimate apparel and men’s underwear, and lower margin products, such as activewear, fluctuate from time to time. In addition, sales attributable to higher and lower margin products within the same product category fluctuate from time to time. Our customers may change the mix of products ordered with minimal notice to us, which makes trends in product sales mix difficult to predict. However, certain changes in product sales mix are seasonal in nature, as sales of socks, hosiery and fleece products generally have higher sales during the last two quarters (July to December) of each fiscal year as a result of cooler weather, back-to-school shopping and holidays, while other changes in product mix may be attributable to consumers’ preferences and discretionary spending.
Highlights from the First Quarter Ended March 30, 2019
Key financial highlights are as follows:

•	Total net sales in the first quarter of 2019 were $1.59 billion, compared with $1.47 billion in the same period of 2018, representing an 8% increase.

•
Operating profit increased 1% to $148 million in the first quarter of 2019, compared with $146 million in the same period of 2018. As a percentage of sales, operating profit was 9.3% in the first quarter of 2019 compared to 9.9% in the same period of 2018. Included within operating profit were acquisition, integration and other action-related charges of $21 million and $20 million for the quarters ended March 30, 2019 and March 31, 2018, respectively.

•	Diluted earnings per share was $0.22 in both the first quarters of 2019 and 2018.
Condensed Consolidated Results of Operations — First Quarter Ended March 30, 2019 Compared with First Quarter Ended March 31, 2018

	Quarter Ended
	March 30, 2019	March 31, 2018	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,588,024	$1,471,504	$116,520	7.9%
Cost of sales	967,148	892,583	74,565	8.4
Gross profit	620,876	578,921	41,955	7.2
Selling, general and administrative expenses	472,838	432,863	39,975	9.2
Operating profit	148,038	146,058	1,980	1.4
Other expenses	7,451	5,761	1,690	29.3
Interest expense, net	48,059	45,763	2,296	5.0
Income before income tax expense	92,528	94,534	(2,006)	(2.1)
Income tax expense	13,046	15,125	(2,079)	(13.7)
Net Income	$79,482	$79,409	$73	0.1%
Net Sales
Net sales increased 8% during the first quarter of 2019 primarily due to the following:

•	Our acquisition of Bras N Things in 2018, which contributed non-organic net sales of $18 million in the first quarter of 2019; and

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign currency and businesses acquired within 12 months, increased 10% in the quarter, as a result of sales growth in Europe, Asia, Australia and the Americas driven primarily by strong sales growth in our global Champion brand.

Partially offset by:

•	Unfavorable impact from foreign exchange rates in our International businesses of approximately $46 million.

Operating Profit
Operating profit as a percentage of sales was 9.3%, a decrease from prior year of approximately 60 basis points. Improved sales mix and pricing taken in the first quarter of 2019 were offset by increased materials costs, planned investments to support future growth initiatives, unfavorable impact from foreign exchange rates, higher variable compensation accruals and higher bad debt expense. Included in operating profit in the first quarter of 2019 and 2018 are charges of $21 million and $20 million, respectively, related to acquisition, integration and other action-related costs.
Other Highlights
Other Expenses – Other expenses were higher by $2 million in the first quarter of 2019 compared to the first quarter of 2018 primarily due to higher pension expense and higher funding fees for sales of accounts receivable to financial institutions in 2019.
Interest Expense – Interest expense was higher by $2 million in the first quarter of 2019 compared to the first quarter of 2018 driven by a higher weighted average interest rate partially offset by lower debt balances. Our weighted average interest rate on our outstanding debt was 4.17% during the first quarter of 2019, compared to 3.75% in the first quarter of 2018.
Income Tax Expense – Our effective income tax rate was 14.1% and 16.0% for the first quarters of 2019 and 2018, respectively. The lower effective income tax rate for the quarter ended March 30, 2019 compared to the quarter ended March 31, 2018 was primarily due to a discrete charge of approximately $4 million in the quarter ended March 31, 2018, resulting from a tax law change in a foreign jurisdiction.
Operating Results by Business Segment — First Quarter Ended March 30, 2019 Compared with First Quarter Ended March 31, 2018

	Net Sales
	Quarter Ended
	March 30, 2019	March 31, 2018	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$475,945	$491,078	$(15,133)	(3.1)%
Activewear	405,340	346,125	59,215	17.1
International	646,180	569,887	76,293	13.4
Other	60,559	64,414	(3,855)	(6.0)
Total	$1,588,024	$1,471,504	$116,520	7.9%

	Operating Profit and Margin
	Quarter Ended
	March 30, 2019		March 31, 2018		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$104,626	22.0%	$101,419	20.7%	$3,207	3.2%
Activewear	43,593	10.8	38,287	11.1	5,306	13.9
International	92,698	14.3	77,061	13.5	15,637	20.3
Other	754	1.2	2,627	4.1	(1,873)	(71.3)
Corporate	(93,633)	NM	(73,336)	NM	(20,297)	(27.7)
Total	$148,038	9.3%	$146,058	9.9%	$1,980	1.4%
Innerwear
Innerwear net sales decreased 3% driven by a 12% decline in our intimate apparel business partially offset by a 1.5% increase in our basics business. Net sales in our intimate apparel business decreased primarily driven by declines in our bras product category, which continues to be impacted by door closings and the challenging retail landscape within the mid-tier and department store channel. Net sales in our basics business increased in our underwear and socks categories.
Innerwear operating margin was 22.0%, representing an increase from 20.7% in the same period a year ago as a result of improved sales mix, price increases taken in the first quarter of 2019 and lower selling, general and administrative expenses partially offset by increased materials costs.

Activewear
Activewear net sales increased 17%. Core Champion sales within the Activewear segment, which we define as Champion sales outside of the mass retail channel, were up more than 80% in the quarter driven by strong consumer demand, space gains in the sports specialty channels and growth in the consumer-directed channel. Growth in Champion sales more than offset the anticipated decline in our Hanes activewear business within the mass retail channel and our Champion at mass business.
Activewear operating margin was 10.8%, representing a decrease from 11.1% in the prior year as a result of higher selling, general and administrative expenses, reflecting an increase in investments to support our brands and investments in distribution to maintain service levels and fulfill accelerating demand for Champion products.
International
Net sales in the International segment increased 13% as a result of the following:

•	Our acquisition of Bras N Things in the first quarter of 2018, which contributed non-organic net sales of $18 million; and

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign currency and businesses acquired within 12 months, increased 18% driven by growth in Europe, Asia, Australia and the Americas.

Partially offset by:

•	Unfavorable impact of foreign currency exchange rates of approximately $46 million.
International operating margin was 14.3%, an increase from prior year primarily due to scale efficiencies and continued realization of acquisition synergies coupled with high margin contributions from the recently acquired Bras N Things business.
Other
Other net sales were lower as a result of continued declines in hosiery sales in the United States and slower traffic at our outlet stores. Operating margin decreased due to the decrease in sales volume.
Corporate
Corporate expenses were higher in the first quarter of 2019 compared to the first quarter of 2018 primarily due to higher variable compensation and higher bad debt expense. Corporate expenses included certain administrative costs, including acquisition, integration and other action-related charges. Supply chain actions include the reduction of overhead costs, principally within our Western Hemisphere network. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. Other acquisitions and other action-related costs include acquisition and integration charges for acquisitions such as Bras N Things, as well as other action-related costs including corporate workforce reductions.

	Quarter Ended
	March 30, 2019	March 31, 2018
	(dollars in thousands)
Acquisition, integration and other action-related costs included in operating profit:
Supply chain actions	$17,692	$—
Hanes Europe Innerwear	—	8,576
Hanes Australasia	—	6,092
Other acquisitions and other action-related costs	3,681	4,949
Total acquisition, integration and other action-related costs included in operating profit	$21,373	$19,617
Liquidity and Capital Resources
Cash Requirements and Trends and Uncertainties Affecting Liquidity
We rely on our cash flows generated from operations and the borrowing capacity under our credit facilities to meet the cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments, business acquisitions, contributions to our pension plans, repurchases of our stock, regular quarterly dividend payments and income tax payments. We believe we have sufficient cash and available borrowings for our foreseeable liquidity needs.

We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. We expect our top priorities of our cash deployment strategy in the future to include organic growth (via capital expenditures), debt prepayments and dividends. After funding those priorities, to the extent there is remaining cash or borrowing capacity available, we generally intend to invest in strategic acquisitions and share repurchases.
There have been no significant changes in the cash requirements for our business from those described in our Annual Report on Form 10-K for the year ended December 29, 2018.
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our Accounts Receivable Securitization Facility and our international loan facilities.
We had the following borrowing capacity and availability under our credit facilities as of March 30, 2019:

	As of March 30, 2019
	Borrowing Capacity	Borrowing Availability
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility	$1,000,000	$903,665
Australian Revolving Loan Facility	42,508	14,169
European Revolving Loan Facility	112,435	—
Accounts Receivable Securitization Facility(1)	200,000	—
Other international credit facilities	147,977	98,450
Total liquidity from credit facilities	$1,502,920	$1,016,284

(1)
Borrowing availability under the Accounts Receivable Securitization Facility is subject to a quarterly fluctuating facility limit, not to exceed $300 million, and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans.

As of March 30, 2019, we had $287 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations (typically in the second half of the year), together with our borrowing availability, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
The following have impacted or may impact our liquidity:

•	We have principal and interest obligations under our debt.

•	We acquired Bras N Things in February 2018 and we may pursue additional strategic business acquisitions in the future.

•	We expect to continue to invest in efforts to accelerate worldwide omnichannel and global growth initiatives, as well as marketing and brand building.

•	We expect to continue to invest in efforts to improve operating efficiencies and lower costs.

•	We made contributions of $26 million to our U.S. pension plan in the quarter ended March 30, 2019.

•
We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have also reevaluated our reinvestment strategy with regards to our historic earnings which were taxed as part of the Tax Cuts and Jobs Act and intend to remit foreign earnings totaling $1.5 billion.

•
We are obligated to make installment payments over an eight-year period related to our transition tax liability resulting from the implementation of the Tax Cuts and Jobs Act, which began in 2018, in addition to any estimated income taxes due based on current year taxable income. In the quarters ended March 30, 2019 and March 31, 2018, we made no installment payments on our transition tax liability and have a balance due of $107 million to be paid in installment payments through 2025.

•	Our Board of Directors has authorized a regular quarterly dividend.

•
We may repurchase shares of the Company’s common stock under the current share repurchase program, which has been previously approved by our Board of Directors. We did not repurchase any shares of common stock during the quarters ended March 30, 2019 and March 31, 2018. At March 30, 2019, the remaining repurchase authorization totaled approximately 20 million shares.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the quarters ended March 30, 2019 and March 31, 2018 was derived from our condensed consolidated financial statements.

	Quarter Ended
	March 30, 2019	March 31, 2018
	(dollars in thousands)
Operating activities	$(194,291)	$(128,143)
Investing activities	(25,133)	(353,213)
Financing activities	71,707	459,084
Effect of changes in foreign currency exchange rates on cash	2,104	1,186
Change in cash, cash equivalents and restricted cash	(145,613)	(21,086)
Cash, cash equivalents and restricted cash at beginning of year	455,732	421,566
Cash, cash equivalents and restricted cash at end of period	310,119	400,480
Less restricted cash at end of period	23,039	26,818
Cash and cash equivalents per balance sheet at end of period	$287,080	$373,662
Operating Activities
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income and changes in our working capital. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to the prior year, the higher net cash used by operating activities was due to lower accounts receivables collections and higher cash payments for inventory as we increased our investments to support the global demand for our Champion products, offset partially by improved payable terms. Cash used by operating activities includes a $26 million pension contribution in the first quarter of 2019 offset by the final Champion Europe contingent consideration payment of $32 million in the first quarter of 2018.
Investing Activities
The decrease in cash used by investing activities is primarily the result of the acquisition of Bras N Things in the first quarter of 2018. We increased capital investments into our business to support our global growth compared to the prior year.
Financing Activities
The decreased cash provided by financing activities was primarily the result of lower borrowings on our loan facilities in 2019 as compared to the same period of 2018.
Financing Arrangements
In March 2019, we amended the Accounts Receivable Securitization Facility. This amendment primarily increased the fluctuating facility limit to $300,000 (previously $225,000) and extended the maturity date to March 2020.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of March 30, 2019, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. We continue to monitor our covenant compliance carefully. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2018 or other SEC filings could cause noncompliance.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” to our financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2018.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 29, 2018. There have been no material changes in these policies from those described in our Annual Report on Form 10-K for the year ended December 29, 2018.
Recently Issued Accounting Pronouncements
For a summary of recently issued accounting pronouncements, see Note 2, “Recent Accounting Pronouncements” to our financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 29, 2018.

Item 4.	Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that except for the implementation of certain internal controls related to the adoption of the lease accounting standard (Topic 842), there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The adoption of Topic 842 required the implementation of new accounting processes and a business application which updated our internal controls over lease accounting and financial reporting, accordingly.

PART II

Item 1.	Legal Proceedings
Although we are subject to various claims and legal actions that occur from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors
The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.

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
Barry A. Hytinen Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: May 2, 2019