Form 10-Q
period 2019-06-29
Hanesbrands Inc.
filed 2019-08-02
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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
As of July 26, 2019, there were 361,543,268 shares of the registrant’s common stock outstanding.

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
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 29, 2018, under the caption “Risk Factors,” and available on the “Investors” section of our corporate website, www.Hanes.com/investors. The contents of our corporate website are not incorporated by reference in this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$1,760,927	$1,715,443	$3,348,951	$3,186,947
Cost of sales	1,086,248	1,055,487	2,053,396	1,948,070
Gross profit	674,679	659,956	1,295,555	1,238,877
Selling, general and administrative expenses	440,662	439,893	913,500	872,756
Operating profit	234,017	220,063	382,055	366,121
Other expenses	8,249	6,570	15,700	12,331
Interest expense, net	46,522	48,430	94,581	94,193
Income before income tax expense	179,246	165,063	271,774	259,597
Income tax expense	25,274	24,430	38,320	39,555
Net income	$153,972	$140,633	$233,454	$220,042

Earnings per share:
Basic	$0.42	$0.39	$0.64	$0.61
Diluted	$0.42	$0.39	$0.64	$0.61

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$153,972	$140,633	$233,454	$220,042
Other comprehensive income (loss), net of tax:
Translation adjustments	(3,202)	(49,447)	11,259	(62,777)
Net unrealized gain (loss) on qualifying cash flow hedges	(5,158)	23,710	(9,077)	23,658
Net unrecognized income from pension and postretirement plans	3,553	3,882	6,950	5,771
Total other comprehensive income (loss), net of tax of $504, ($9,982), $957 and ($11,079), respectively	(4,807)	(21,855)	9,132	(33,348)
Comprehensive income	$149,165	$118,778	$242,586	$186,694

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 29, 2019	December 29, 2018	June 30, 2018
Assets
Cash and cash equivalents	$257,941	$433,022	$397,971
Trade accounts receivable, net	1,011,816	870,878	973,807
Inventories	2,233,760	2,054,458	2,112,211
Other current assets	152,925	159,231	132,757
Total current assets	3,656,442	3,517,589	3,616,746
Property, net	597,444	607,688	617,302
Right-of-use assets	484,168	—	—
Trademarks and other identifiable intangibles, net	1,541,306	1,555,381	1,610,567
Goodwill	1,240,853	1,241,727	1,259,010
Deferred tax assets	264,592	249,693	218,269
Other noncurrent assets	92,087	83,880	105,992
Total assets	$7,876,892	$7,255,958	$7,427,886

Liabilities and Stockholders’ Equity
Accounts payable	$1,026,863	$1,029,933	$935,176
Accrued liabilities	547,306	553,901	506,360
Lease liabilities	144,453	—	—
Notes payable	4,695	5,824	14,540
Accounts Receivable Securitization Facility	190,311	161,608	153,386
Current portion of long-term debt	156,189	278,976	181,349
Total current liabilities	2,069,817	2,030,242	1,790,811
Long-term debt	3,671,066	3,534,183	4,149,201
Lease liabilities - noncurrent	371,964	—	—
Pension and postretirement benefits	351,453	378,972	388,256
Other noncurrent liabilities	277,742	342,278	332,427
Total liabilities	6,742,042	6,285,675	6,660,695

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 361,530,648, 361,330,128 and 360,503,574, respectively	3,615	3,613	3,605
Additional paid-in capital	308,555	284,877	275,120
Retained earnings	1,395,306	1,184,735	961,020
Accumulated other comprehensive loss	(572,626)	(502,942)	(472,554)
Total stockholders’ equity	1,134,850	970,283	767,191
Total liabilities and stockholders’ equity	$7,876,892	$7,255,958	$7,427,886

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(dollars and shares in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at March 30, 2019	361,471	$3,615	$306,084	$1,296,158	$(567,819)	$1,038,038
Net income	—	—	—	153,972	—	153,972
Dividends ($0.15 per common share)	—	—	—	(54,824)	—	(54,824)
Other comprehensive loss	—	—	—	—	(4,807)	(4,807)
Stock-based compensation	—	—	1,982	—	—	1,982
Net exercise of stock options, vesting of restricted stock units and other	60	—	489	—	—	489
Balances at June 29, 2019	361,531	$3,615	$308,555	$1,395,306	$(572,626)	$1,134,850

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 29, 2018	361,330	$3,613	$284,877	$1,184,735	$(502,942)	$970,283
Net income	—	—	—	233,454	—	233,454
Dividends ($0.30 per common share)	—	—	—	(109,676)	—	(109,676)
Other comprehensive income	—	—	—	—	9,132	9,132
Stock-based compensation	—	—	7,039	—	—	7,039
Net exercise of stock options, vesting of restricted stock units and other	201	2	2,265	—	—	2,267
Modification of deferred compensation plans	—	—	14,374	—	—	14,374
Cumulative effect of change in adoption of leases standard	—	—	—	7,977	—	7,977
Stranded tax related to U.S. pension plan	—	—	—	78,816	(78,816)	—
Balances at June 29, 2019	361,531	$3,615	$308,555	$1,395,306	$(572,626)	$1,134,850

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at March 31, 2018	360,364	$3,604	$277,755	$875,035	$(450,699)	$705,695
Net income	—	—	—	140,633	—	140,633
Dividends ($0.15 per common share)	—	—	—	(54,648)	—	(54,648)
Other comprehensive loss	—	—	—	—	(21,855)	(21,855)
Stock-based compensation	—	—	(1,874)	—	—	(1,874)
Net exercise of stock options, vesting of restricted stock units and other	140	1	(761)	—	—	(760)
Balances at June 30, 2018	360,504	$3,605	$275,120	$961,020	$(472,554)	$767,191

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 30, 2017	360,126	$3,601	$271,462	$850,345	$(439,206)	$686,202
Net income	—	—	—	220,042	—	220,042
Dividends ($0.30 per common share)	—	—	—	(109,367)	—	(109,367)
Other comprehensive loss	—	—	—	—	(33,348)	(33,348)
Stock-based compensation	—	—	2,869	—	—	2,869
Net exercise of stock options, vesting of restricted stock units and other	378	4	789	—	—	793
Balances at June 30, 2018	360,504	$3,605	$275,120	$961,020	$(472,554)	$767,191

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Operating activities:
Net income	$233,454	$220,042
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of long-lived assets	64,489	65,493
Amortization of debt issuance costs	4,758	4,627
Stock compensation expense	7,247	3,033
Deferred taxes and other	9,968	(6,709)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	(137,445)	(81,512)
Inventories	(178,453)	(244,743)
Other assets	(27,354)	(6,193)
Accounts payable	7,699	68,777
Accrued pension and postretirement benefits	(18,321)	(7,438)
Accrued liabilities and other	(23,405)	(79,775)
Net cash from operating activities	(57,363)	(64,398)
Investing activities:
Capital expenditures	(58,285)	(40,640)
Proceeds from sales of assets	518	1,840
Acquisition of business, net of cash acquired	—	(334,916)
Net cash from investing activities	(57,767)	(373,716)
Financing activities:
Borrowings on notes payable	162,592	153,901
Repayments on notes payable	(163,703)	(153,772)
Borrowings on Accounts Receivable Securitization Facility	123,812	114,477
Repayments on Accounts Receivable Securitization Facility	(95,110)	(86,300)
Borrowings on Revolving Loan Facilities	1,602,500	2,025,860
Repayments on Revolving Loan Facilities	(1,422,500)	(1,498,000)
Repayments on Term Loan Facilities	(141,623)	(21,250)
Borrowings on International Debt	7,141	—
Repayments on International Debt	(27,941)	(1,105)
Cash dividends paid	(108,449)	(108,115)
Payment of contingent consideration	—	(3,540)
Taxes paid related to net shares settlement of equity awards	(1,157)	(4,185)
Other	217	(88)
Net cash from financing activities	(64,221)	417,883
Effect of changes in foreign exchange rates on cash	4,282	20,176
Change in cash, cash equivalents and restricted cash	(175,069)	(55)
Cash, cash equivalents and restricted cash at beginning of year	455,732	421,566
Cash, cash equivalents and restricted cash at end of period	280,663	421,511
Less restricted cash at end of period	22,722	23,540
Cash and cash equivalents per balance sheet at end of period	$257,941	$397,971

Capital expenditures included in accounts payable at June 29, 2019 and December 29, 2018, were $7,053 and $20,275, respectively.

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
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Third-party brick-and-mortar wholesale	$1,360,994	$1,345,992	$2,592,417	$2,510,300
Consumer-directed	399,933	369,451	756,534	676,647
Total net sales	$1,760,927	$1,715,443	$3,348,951	$3,186,947

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Revenue Sources
Third-Party Brick-and-Mortar Wholesale Revenue
Third-party brick-and-mortar wholesale revenue is primarily generated by sales of the Company’s products to retailers to support their brick-and-mortar operations. Also included within third-party brick-and-mortar wholesale revenue is royalty revenue from licensing agreements. The Company earns royalties through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensees.
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
The Company funded the acquisition with a combination of short-term borrowings under its existing revolving loan facility (the “Revolving Loan Facility”) and cash on hand. The indemnification escrow is held in a retention account for a period of 18 months after the date of the acquisition to secure indemnification claims or other obligations of the sellers under the purchase agreement. The remaining balance of the indemnification escrow, including interest earned, if any, will be paid to the sellers at the end of the 18 month period. The indemnification escrow, held in one of the Company’s bank accounts, is recognized and classified as restricted cash, with the balance as of June 29, 2019 included in the “Other current assets” line of the Condensed Consolidated Balance Sheet.
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
Unaudited pro forma results of operations for the Company are presented below for the quarter and six months ended June 30, 2018, assuming that the acquisition of Bras N Things had occurred on January 1, 2017.

	Quarter Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Net sales	$1,715,443	$3,205,007
Net income	141,395	223,586
Earnings per share:
Basic	$0.39	$0.62
Diluted	0.39	0.62

(5)	Leases
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
The Company’s leases have remaining lease terms of one to 38 years, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within one year. The exercise of lease renewal options is at the Company’s sole discretion. In general, for leased retail real estate, the Company will not include renewal options in the underlying lease term. However, if a situation arises where the lessor has control over the option periods, then the Company will include these periods within the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
Certain of the Company’s lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Total operating lease costs, which includes short-term leases and variable cost, were $61,203 and $115,761 for the quarter and six months ended June 29, 2019, respectively. For the quarter and six months ended June 29, 2019, variable costs of $16,650 and $29,302 were included in total operating lease costs, respectively. Short-term lease costs were immaterial for the quarter and six months ended June 29, 2019.
The following table presents supplemental cash flow and non-cash information related to leases:

Six Months Ended
June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$76,721
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$38,840

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
The following table presents supplemental information related to leases at June 29, 2019:

Weighted average remaining lease term	5.2 years
Weighted average discount rate	5.12%

The following table presents future minimum rental commitments under noncancelable operating leases as of December 29, 2018:

2019	$148,218
2020	129,660
2021	110,185
2022	91,411
2023	66,753
Thereafter	115,941
$662,168
The following table presents maturities of operating lease liabilities as of June 29, 2019:

2019	$75,184
2020	148,759
2021	110,450
2022	79,457
2023	62,878
Thereafter	116,899
Total lease payments	593,627
Less interest	77,210
$516,417

As of June 29, 2019, the Company’s additional operating lease contracts that have not yet commenced are immaterial.

(6)	Stockholders’ Equity
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the period. Diluted EPS was calculated to give effect to all potentially issuable dilutive shares of common stock using the treasury stock method.
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Basic weighted average shares outstanding	364,637	362,011	364,603	361,944
Effect of potentially dilutive securities:
Stock options	480	876	475	968
Restricted stock units	415	367	335	333
Employee stock purchase plan and other	5	—	5	—
Diluted weighted average shares outstanding	365,537	363,254	365,418	363,245

For the quarter ended June 29, 2019, there were no anti-dilutive restricted stock units. For the quarter ended June 30, 2018, there were 14 restricted stock units excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the six months ended June 29, 2019 and June 30, 2018, there were 2 and 14 restricted stock units excluded

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

from the diluted earnings per share calculation, respectively, because their effect would be anti-dilutive. For the quarters and six months ended June 29, 2019 and June 30, 2018, there were no anti-dilutive stock options to purchase shares of common stock.
On July 23, 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding shares of common stock to be paid on September 4, 2019 to stockholders of record at the close of business on August 13, 2019.
On April 27, 2016, the Company’s Board of Directors approved the current share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The Company did not repurchase any shares during the quarters and six months ended June 29, 2019 and June 30, 2018. At June 29, 2019, the remaining repurchase authorization totaled 20,360 shares. The primary objective of the share repurchase program is to utilize excess cash to generate shareholder value.

(7)	Inventories
Inventories consisted of the following:

	June 29, 2019	December 29, 2018	June 30, 2018
Raw materials	$107,561	$107,300	$137,205
Work in process	169,509	182,966	214,679
Finished goods	1,956,690	1,764,192	1,760,327
	$2,233,760	$2,054,458	$2,112,211

(8)	Debt and Notes Payable
Debt and notes payable consisted of the following:

	Interest Rate as of June 29, 2019	Principal Amount		Maturity Date
		June 29, 2019	December 29, 2018
Senior Secured Credit Facility:
Revolving Loan Facility	3.88%	$180,000	$—	December 2022
Term Loan A	3.86%	703,125	721,875	December 2022
Term Loan B	4.19%	493,750	496,250	December 2024
Australian Term A-1	—	—	122,968	—
Australian Revolving Loan Facility	2.62%	—	21,118	July 2021
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	568,505	572,213	June 2024
European Revolving Loan Facility	1.50%	113,701	113,520	September 2019
Accounts Receivable Securitization Facility	3.15%	190,311	161,608	March 2020
Other International Debt	Various	—	1	Various
Total debt		4,049,392	4,009,553
Notes payable		4,695	5,824
Total debt and notes payable		4,054,087	4,015,377
Less long-term debt issuance costs		31,814	34,774
Less notes payable		4,695	5,824
Less current maturities(1)		346,512	440,596
Total long-term debt		$3,671,066	$3,534,183

(1)	Current maturities excludes $12 of short-term debt issuance costs at June 29, 2019 and December 29, 2018.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

As of June 29, 2019, the Company had $815,665 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account outstanding borrowings and $4,335 of standby and trade letters of credit issued and outstanding under this facility.
The Company entered into an accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) in November 2007. The Company’s maximum borrowing capacity under the Accounts Receivable Securitization Facility was $225,000 as of June 29, 2019. Borrowings under the Accounts Receivable Securitization Facility are permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans and also subject to a fluctuating facility limit, not to exceed $300,000.
The Company had $41,911 of borrowing availability under the Australian Revolving Loan Facility, no borrowing availability under the European Revolving Loan Facility and $96,609 of borrowing availability under other international lines of credit after taking into account outstanding borrowings and letters of credit outstanding under the applicable facility.
In March 2019, the Company amended the Accounts Receivable Securitization Facility. This amendment primarily increased the fluctuating facility limit to $300,000 (previously $225,000) and extended the maturity date to March 2020.
In June 2019, the Company paid the outstanding balance and terminated the Australian Term A-1 loan which was to mature in July 2019.
In July 2019, the Company refinanced the European Revolving Loan Facility primarily to extend the maturity date to September 2020.
As of June 29, 2019, the Company was in compliance with all financial covenants under its credit facilities.

(9)	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment	Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 29, 2018	$(157,060)	$21,814	$(595,307)	$227,611	$(502,942)
Amounts reclassified from accumulated other comprehensive loss	—	(14,364)	9,566	792	(4,006)
Current-period other comprehensive income activity	11,259	1,714	—	165	13,138
Total other comprehensive income	11,259	(12,650)	9,566	957	9,132
Reclassification of stranded tax related to U.S. pension plan to retained earnings	—	—	—	(78,816)	(78,816)

Balance at June 29, 2019	$(145,801)	$9,164	$(585,741)	$149,752	$(572,626)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Quarter Ended		Six Months Ended
		June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gain (loss) on foreign exchange contracts	Cost of sales	$8,347	$(5,554)	$14,364	$(7,219)
	Income tax	(1,887)	1,113	(3,408)	1,415
	Net of tax	6,460	(4,441)	10,956	(5,804)
Amortization of deferred actuarial loss and prior service cost	Selling, general, and administrative expenses	(4,964)	(4,948)	(9,566)	(8,015)
	Income tax	1,411	1,066	2,616	2,244
	Net of tax	(3,553)	(3,882)	(6,950)	(5,771)

Total reclassifications		$2,907	$(8,323)	$4,006	$(11,575)

(10)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. As of June 29, 2019, the notional U.S. dollar equivalent of the Company’s derivative portfolio was $531,767, consisting of contracts hedging exposures primarily related to the Euro, Australian dollar, Canadian dollar and Mexican peso.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		June 29, 2019	December 29, 2018
Hedges	Other current assets	$5,733	$18,381
Non-hedges	Other current assets	8,667	12,410
Total derivative assets		14,400	30,791

Hedges	Accrued liabilities	(1,058)	(286)
Non-hedges	Accrued liabilities	(988)	(114)
Total derivative liabilities		(2,046)	(400)

Net derivative asset		$12,354	$30,391

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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately$15,291. The Company is hedging exposure to the variability in future cash flows for forecasted transactions over the next 18 months.
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Amount of Gain Recognized in AOCI on Derivative Instruments		Amount of Gain Recognized in AOCI on Derivative Instruments
	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign exchange contracts	$1,274	$26,982	$1,714	$25,274

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarter Ended		Six Months Ended
		June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign exchange contracts (1)	Cost of sales	$8,347	$(5,554)	$14,364	$(7,219)

(1)	The Company does not exclude amounts from effectiveness testing that would require recognition into earnings based on changes in fair value.

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Total cost of sales in which the effects of cash flow hedges are recorded	$1,086,248	$1,055,487	$2,053,396	$1,948,070

Cross-Currency Swaps
In July 2019, the Company entered into two cross-currency swaps with a total notional amount of €300,000 in order to hedge the currency fluctuation impact of the Company’s net investment in its European businesses. The swaps are contracts to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. These instruments will mature in 2024. The execution of the swaps had no impact on the financial statements for the quarter ended June 29, 2019. As part of the ongoing accounting for these derivative instruments, the Company will determine the fair value and record this amount as an asset or liability each reporting period.  The Company has elected to utilize hedge accounting, which will result in the change in fair value of the derivatives to be recorded as an adjustment to equity.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Quarter Ended		Six Months Ended
		June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign exchange contracts	Cost of sales	$(9,361)	$10,011	$(18,758)	$19,111
Foreign exchange contracts	Selling, general and administrative expenses	(262)	472	(921)	775
Total		$(9,623)	$10,483	$(19,679)	$19,886

(11)	Fair Value of Assets and Liabilities
As of June 29, 2019, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates and deferred compensation plan liabilities. The fair values of foreign exchange rate derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a quarterly recurring basis.
There were no changes during the quarter and six months ended June 29, 2019 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers into or out of Level 1, Level 2 or Level 3 during the quarter and six months ended June 29, 2019. As of and during the quarter and six months ended June 29, 2019, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of June 29, 2019
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts - assets	$14,400	$—	$14,400	$—
Foreign exchange derivative contracts - liabilities	(2,046)	—	(2,046)	—
	12,354	—	12,354	—
Deferred compensation plan liability	(29,906)	—	(29,906)	—
Total	$(17,552)	$—	$(17,552)	$—

	Assets (Liabilities) at Fair Value as of December 29, 2018
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts - assets	$30,791	$—	$30,791	$—
Foreign exchange derivative contracts - liabilities	(400)	—	(400)	—
	30,391	—	30,391	—
Deferred compensation plan liability	(39,542)	—	(39,542)	—
Total	$(9,151)	$—	$(9,151)	$—

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of June 29, 2019 and December 29, 2018. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $39,223 and $32,604 as of June 29, 2019 and December 29, 2018, respectively. The fair value of debt, which is classified as a Level 2 liability, was $4,163,448 and $3,863,299 as of June 29, 2019 and December 29, 2018, respectively. Debt had a carrying value of $4,049,392 and $4,009,553 as of June 29, 2019 and December 29, 2018, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of June 29, 2019 and December 29, 2018, primarily due to the short-term nature of these instruments.

(12)	Income Taxes
The Company’s effective income tax rate was 14.1% and 14.8% for the quarters ended June 29, 2019 and June 30, 2018, respectively. The lower effective income tax rate for the quarter ended June 29, 2019 compared to the quarter ended June 30, 2018 was primarily due to a charge recorded in the second quarter of 2018 related to the change in the Company’s assertion with respect to the repatriation of foreign earnings as a result of the implementation of the Tax Cuts and Jobs Act (the “Tax Act”).
The Company’s effective income tax rate was 14.1% and 15.2% for the six months ended June 29, 2019 and June 30, 2018, respectively. The lower effective income tax rate for the six months ended June 29, 2019 compared to the six months ended June 30, 2018 was primarily due to a charge recorded in the second quarter of 2018 related to the change in the Company’s assertion with respect to the repatriation of foreign earnings as a result of the implementation of the Tax Act, as well as a discrete charge in 2018 as a result of a tax law change in a foreign jurisdiction.
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

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
Innerwear	$678,604	$694,694	$1,154,549	$1,185,772
Activewear	448,277	405,785	853,617	751,910
International	568,863	545,862	1,215,043	1,115,749
Other	65,183	69,102	125,742	133,516
Total net sales	$1,760,927	$1,715,443	$3,348,951	$3,186,947

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Segment operating profit:
Innerwear	$149,530	$159,129	$254,156	$260,548
Activewear	68,779	57,508	112,372	95,795
International	81,078	76,558	173,776	153,619
Other	6,032	7,160	6,786	9,787
Total segment operating profit	305,419	300,355	547,090	519,749
Items not included in segment operating profit:
General corporate expenses	(50,573)	(46,002)	(113,453)	(90,533)
Acquisition, integration and other action-related charges	(12,609)	(25,165)	(33,982)	(44,782)
Amortization of intangibles	(8,220)	(9,125)	(17,600)	(18,313)
Total operating profit	234,017	220,063	382,055	366,121
Other expenses	(8,249)	(6,570)	(15,700)	(12,331)
Interest expense, net	(46,522)	(48,430)	(94,581)	(94,193)
Income before income tax expense	$179,246	$165,063	$271,774	$259,597

For the quarter ended June 29, 2019, the Company incurred pre-tax acquisition, integration and other action-related charges of $12,609, of which $12,598 is reported in the “Cost of sales” line and $11 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended June 30, 2018, the Company incurred pre-tax acquisition, integration and other action-related charges of $25,165, of which $11,083 is reported in the “Cost of sales” line and $14,082 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
For the six months ended June 29, 2019, the Company incurred pre-tax acquisition, integration and other action-related charges of $33,982, of which $30,290 is reported in the “Cost of sales” line and $3,692 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the six months ended June 30, 2018, the Company incurred pre-tax acquisition-related, integration and other action-related charges of $44,782, of which $21,836 is reported in the “Cost of sales” line and $22,946 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
As of December 29, 2018, the Company had an accrual of $10,806 for expected benefit payments related to actions taken in prior years. During the six months ended June 29, 2019, the Company approved actions to close certain supply chain facilities and reduce overhead costs and incurred charges of $11,092 for employee termination and other benefits for employees affected by separation programs, with $8,420 and $2,672 of charges reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines, respectively, in the Condensed Consolidated Statement of Income. During the six months ended June 29, 2019, benefit payments, other accrual adjustments and foreign currency adjustments of $5,659 have been made, resulting in an ending accrual of $16,239, of which $12,955 and $3,284 is included in the “Accrued liabilities” and “Other noncurrent liabilities” lines of the Condensed Consolidated Balance Sheet, respectively.

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
Overview
Hanesbrands Inc. (collectively with its subsidiaries, “we,” “us,” “our,” or the “Company”) is a socially responsible leading marketer of everyday basic innerwear and activewear apparel in the Americas, Europe, Australia and Asia/Pacific under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, Maidenform, DIM, Bali, Playtex, Bras N Things, Nur Die/Nur Der, Alternative, L’eggs, JMS/Just My Size, Lovable, Wonderbra, Berlei and Gear for Sports. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery. Our brands hold either the number one or number two market position by units sold in many of the product categories and geographies in which we compete.
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
We estimate our 2019 guidance as follows:

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
Highlights from the Second Quarter Ended June 29, 2019
Key financial highlights are as follows:

•	Total net sales in the second quarter of 2019 were $1.76 billion, compared with $1.72 billion in the same period of 2018, representing a 3% increase.

•
Operating profit increased 6% to $234 million in the second quarter of 2019, compared with $220 million in the same period of 2018. As a percentage of sales, operating profit was 13.3% in the second quarter of 2019 compared to 12.8% in the same period of 2018. Included within operating profit were acquisition, integration and other action-related charges of $13 million and $25 million for the quarters ended June 29, 2019 and June 30, 2018, respectively.

•	Diluted earnings per share was $0.42 and $0.39 in the second quarters of 2019 and 2018, respectively.
Condensed Consolidated Results of Operations — Second Quarter Ended June 29, 2019 Compared with Second Quarter Ended June 30, 2018

	Quarter Ended
	June 29, 2019	June 30, 2018	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,760,927	$1,715,443	$45,484	2.7%
Cost of sales	1,086,248	1,055,487	30,761	2.9
Gross profit	674,679	659,956	14,723	2.2
Selling, general and administrative expenses	440,662	439,893	769	0.2
Operating profit	234,017	220,063	13,954	6.3
Other expenses	8,249	6,570	1,679	25.6
Interest expense, net	46,522	48,430	(1,908)	(3.9)
Income before income tax expense	179,246	165,063	14,183	8.6
Income tax expense	25,274	24,430	844	3.5
Net Income	$153,972	$140,633	$13,339	9.5%
Net Sales
Net sales increased 3% during the second quarter of 2019 primarily due to the following:

•
Sales on a constant currency basis, defined as sales excluding the impact of foreign exchange rates, increased 5% in the quarter, as a result of sales growth in our Activewear and International segments driven primarily by strong sales growth in our global Champion brand as well as innerwear growth in Europe and Australia.

Partially offset by:

•	Unfavorable impact from foreign exchange rates in our International businesses of approximately $34 million.
Operating Profit
Operating profit as a percentage of sales was 13.3%, an increase from prior year of approximately 50 basis points. Increased operating profit from price increases taken in the first quarter of 2019 and higher margin product sales mix were partially offset by increased materials costs, planned investments to support our brands and future growth initiatives as well as an unfavorable impact from foreign exchange rates. Included in operating profit in the second quarter of 2019 and 2018 were charges of $13 million and $25 million, respectively, related to acquisition, integration and other action-related costs.
Other Highlights
Other Expenses – Other expenses were higher by $2 million in the second quarter of 2019 compared to the second quarter of 2018 primarily due to higher pension expense and higher funding fees for sales of accounts receivable to financial institutions in 2019.
Interest Expense – Interest expense was lower by $2 million in the second quarter of 2019 compared to the second quarter of 2018 driven by lower debt balances partially offset by a higher weighted average interest rate. Our weighted average interest rate on our outstanding debt was 4.13% for the second quarter of 2019, compared to 3.87% for the second quarter of 2018.
Income Tax Expense – Our effective income tax rate was 14.1% and 14.8% for the second quarters of 2019 and 2018, respectively. The lower effective income tax rate for the quarter ended June 29, 2019 compared to the quarter ended June 30, 2018 was primarily due to a charge recorded in the second quarter of 2018 related to the change in our assertion with respect to the repatriation of foreign earnings as a result of the implementation of the Tax Act.
Operating Results by Business Segment — Second Quarter Ended June 29, 2019 Compared with Second Quarter Ended June 30, 2018

	Net Sales
	Quarter Ended
	June 29, 2019	June 30, 2018	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$678,604	$694,694	$(16,090)	(2.3)%
Activewear	448,277	405,785	42,492	10.5
International	568,863	545,862	23,001	4.2
Other	65,183	69,102	(3,919)	(5.7)
Total	$1,760,927	$1,715,443	$45,484	2.7%

	Operating Profit and Margin
	Quarter Ended
	June 29, 2019		June 30, 2018		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$149,530	22.0%	$159,129	22.9%	$(9,599)	(6.0)%
Activewear	68,779	15.3	57,508	14.2	11,271	19.6
International	81,078	14.3	76,558	14.0	4,520	5.9
Other	6,032	9.3	7,160	10.4	(1,128)	(15.8)
Corporate	(71,402)	NM	(80,292)	NM	8,890	11.1
Total	$234,017	13.3%	$220,063	12.8%	$13,954	6.3%
Innerwear
Innerwear net sales decreased 2% driven by a 3% and 2% decline in our intimate apparel and basics businesses, respectively. Net sales in our intimate apparel business decreased as a result of declines in our bras product category which continues to be impacted by door closings and the challenging retail landscape within the mid-tier and department store channel. The decline in the bras product category was partially offset by growth in our shapewear product category.
Innerwear operating margin was 22.0%, representing a decrease from 22.9% in the same period a year ago as a result of lower volume, higher materials costs and planned increases in investments to support our brands partially offset by price increases implemented in the first quarter of 2019.
Activewear
Activewear net sales increased 10%. Core Champion sales within the Activewear segment, which we define as Champion sales outside of the mass retail channel, were up more than 50% in the quarter, driven by strong consumer demand, space gains at existing accounts, new distribution and growth in the consumer-directed, bookstore and distributor channels. Growth in Champion sales more than offset the anticipated decline in sales in the remainder of our activewear business as we previously exited commodity programs within the mass retail channel and focused on remixing parts of our activewear business to branded products, which drives higher margins.
Activewear operating margin was 15.3%, representing an increase from 14.2% in the same period a year ago as a result of improved Champion profitability, higher margin product sales mix from our remixing activity and pricing, partially offset by higher selling, general and administrative expenses reflecting an increase in investments to support our growth initiatives.
International
Net sales in the International segment increased 4% as a result of the following:

•
Sales on a constant currency basis, defined as sales excluding the impact of foreign currency, increased 10% driven by growth in both our innerwear and activewear businesses in Europe, Asia and Australia.

Partially offset by:

•	Unfavorable impact of foreign currency exchange rates of approximately $34 million.
International operating margin was 14.3%, an increase from 14.0% in the same period a year ago, primarily due to increased efficiencies of scale and the continued realization of acquisition synergies.
Other
Other net sales were lower as a result of continued declines in hosiery sales in the United States. Operating margin decreased due to the decrease in sales volume.
Corporate
Corporate expenses included certain administrative costs, including acquisition, integration and other action-related charges. Corporate expenses were lower in the second quarter of 2019 compared to the second quarter of 2018 due to lower acquisition, integration and other action-related charges. Supply chain actions include the reduction of overhead costs, principally within our Western Hemisphere network. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. Other acquisitions and other action-related costs include acquisition and integration charges for smaller acquisitions such as Bras N Things, as well as other action-related costs including corporate workforce reductions.

	Quarter Ended
	June 29, 2019	June 30, 2018
	(dollars in thousands)
Acquisition, integration and other action-related costs included in operating profit:
Supply chain actions	$12,598	$—
Hanes Europe Innerwear	—	8,455
Hanes Australasia	—	6,647
Other acquisitions and other action-related costs	11	10,063
Total acquisition, integration and other action-related costs included in operating profit	$12,609	$25,165

Condensed Consolidated Results of Operations — Six Months Ended June 29, 2019 Compared with Six Months Ended June 30, 2018

	Six Months Ended
	June 29, 2019	June 30, 2018	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$3,348,951	$3,186,947	$162,004	5.1%
Cost of sales	2,053,396	1,948,070	105,326	5.4
Gross profit	1,295,555	1,238,877	56,678	4.6
Selling, general and administrative expenses	913,500	872,756	40,744	4.7
Operating profit	382,055	366,121	15,934	4.4
Other expenses	15,700	12,331	3,369	27.3
Interest expense, net	94,581	94,193	388	0.4
Income before income tax expense	271,774	259,597	12,177	4.7
Income tax expense	38,320	39,555	(1,235)	(3.1)
Net income	$233,454	$220,042	$13,412	6.1%
Net Sales
Net sales increased 5% during the six months of 2019 primarily due to the following:

•	Our acquisition of Bras N Things in February 2018, which contributed non-organic net sales of $18 million in the six months of 2019;

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign exchange rates and businesses acquired within 12 months, increased 7% in the six months of 2019, as a result of sales growth in Europe, Asia, Australia and the Americas driven primarily by strong sales growth in our global Champion brand.

Partially offset by:

•	Unfavorable impact from foreign exchange rates in our International businesses of approximately $80 million.
Operating Profit
Operating profit as a percentage of sales was 11.4%, a decrease from the same period a year ago of approximately 10 basis points. Price increases taken in the six months of 2019 and higher margin product sales mix were offset by increased materials costs, planned investments to support our brands and future growth initiatives, unfavorable impact from foreign exchange rates, higher variable compensation accruals and higher bad debt expense. Included in operating profit in the six months of 2019 and 2018 were charges of $34 million and $45 million, respectively, related to acquisition, integration and other action-related costs.
Other Highlights
Other Expenses – Other expenses were higher by $3 million in the six months of 2019 compared to the same period in 2018 primarily due to higher pension expense and higher funding fees for sales of accounts receivable to financial institutions in 2019.
Interest Expense – Interest expense was slightly higher in the six months of 2019 compared to 2018, driven by a higher weighted average interest rate offset by lower debt balances. Our weighted average interest rate on our outstanding debt was 4.15% for the six months of 2019, compared to 3.81% for the six months of 2018.
Income Tax Expense – Our effective income tax rate was 14.1% and 15.2% for the six months of 2019 and 2018, respectively. The lower effective income tax rate for the six months of 2019 compared to same period in 2018 was primarily due to a charge recorded in the second quarter of 2018 related to the change in our assertion with respect to the repatriation of foreign earnings as a result of the implementation of the Tax Act, as well as a discrete charge in 2018 as a result of a tax law change in a foreign jurisdiction.

Operating Results by Business Segment — Six Months Ended June 29, 2019 Compared with Six Months Ended June 30, 2018

	Net Sales
	Six Months Ended
	June 29, 2019	June 30, 2018	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$1,154,549	$1,185,772	$(31,223)	(2.6)%
Activewear	853,617	751,910	101,707	13.5
International	1,215,043	1,115,749	99,294	8.9
Other	125,742	133,516	(7,774)	(5.8)
Total	$3,348,951	$3,186,947	$162,004	5.1%

	Operating Profit and Margin
	Six Months Ended
	June 29, 2019		June 30, 2018		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$254,156	22.0%	$260,548	22.0%	$(6,392)	(2.5)%
Activewear	112,372	13.2	95,795	12.7	16,577	17.3
International	173,776	14.3	153,619	13.8	20,157	13.1
Other	6,786	5.4	9,787	7.3	(3,001)	(30.7)
Corporate	(165,035)	NM	(153,628)	NM	(11,407)	(7.4)
Total	$382,055	11.4%	$366,121	11.5%	$15,934	4.4%
Innerwear
Innerwear net sales decreased 3% driven primarily by a 7% decline in net sales in our intimate apparel business. Net sales in our intimate apparel business decreased as a result of declines in our bras product category, which continues to be impacted by door closings and the challenging retail landscape within the mid-tier and department store channel. The decline in the bras product category was partially offset by growth in our shapewear product category.
Innerwear operating margin was 22.0%, flat to the prior year period. Price increases implemented in the first quarter of 2019 offset the decrease in volume, the increase in materials costs and the planned increases in investments to support our brands.
Activewear
Activewear net sales increased 14%. Core Champion sales within the Activewear segment, which we define as Champion sales outside of the mass retail channel, were up approximately 65% in the six months of 2019, driven by strong consumer demand, space gains at existing accounts, new distribution and growth in the consumer-directed, bookstore and distributor channels. Growth in Champion sales more than offset the anticipated decline in sales in the remainder of our activewear business as we previously exited commodity programs within the mass retail channel and focused on remixing parts of our activewear business to branded products, which drives higher margins.
Activewear operating margin was 13.2%, representing an increase from 12.7% in the prior year as a result of improved Champion profitability, higher margin product sales mix from our remixing activity and pricing, partially offset by higher selling, general and administrative expenses, reflecting an increase in investments to support our brands and growth initiatives.
International
Net sales in the International segment increased 8.9% as a result of the following:

•	Our acquisition of Bras N Things in the first quarter of 2018, which contributed non-organic net sales of $18 million;

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign currency and businesses acquired within 12 months, increased 14.5%, driven by growth in Europe, Asia, Australia and the Americas.

Partially offset by:

•	Unfavorable impact of foreign currency exchange rates of approximately $80 million.
International operating margin was 14.3%, an increase from prior year period of 13.8%, primarily due to increased efficiencies of scale and the continued realization of acquisition synergies, coupled with high margin contributions from the acquired Bras N Things business.
Other
Other net sales were lower as a result of continued declines in hosiery sales in the United States and slower traffic at our outlet stores. Operating margin decreased due to the decrease in sales volume.
Corporate
Corporate expenses were higher in the six months of 2019 compared to the same period in 2018 primarily due to higher variable compensation accruals and higher bad debt expense. Corporate expenses included certain administrative costs, including acquisition, integration and other action-related charges. Supply chain actions include the reduction of overhead costs, principally within our Western Hemisphere network. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. Other acquisitions and other action-related costs include acquisition and integration charges for smaller acquisitions such as Bras N Things, as well as other action-related costs including corporate workforce reductions.

	Six Months Ended
	June 29, 2019	June 30, 2018
	(dollars in thousands)
Acquisition, integration and other action-related costs:
Supply chain actions	$30,290	$—
Hanes Europe Innerwear	—	17,031
Hanes Australasia	—	12,739
Other acquisitions and other action-related costs	3,692	15,012
Total acquisition, integration and other action-related costs	$33,982	$44,782
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
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our Accounts Receivable Securitization Facility and our international loan facilities, including our Australian Revolving Loan Facility and our European Revolving Loan Facility.

We had the following borrowing capacity and availability under our credit facilities as of June 29, 2019:

	As of June 29, 2019
	Borrowing Capacity	Borrowing Availability
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility	$1,000,000	$815,665
Australian Revolving Loan Facility	41,911	41,911
European Revolving Loan Facility	113,701	—
Accounts Receivable Securitization Facility(1)	190,311	—
Other international credit facilities	127,025	96,609
Total liquidity from credit facilities	$1,472,948	$954,185

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
The following have impacted or may impact our liquidity:

•	We have principal and interest obligations under our debt.

•	We may pursue strategic business acquisitions in the future.

•	We expect to continue to invest in efforts to accelerate worldwide omnichannel and global growth initiatives, as well as marketing and brand building.

•	We expect to continue to invest in efforts to improve operating efficiencies and lower costs.

•	We made a contribution of $26 million to our U.S. pension plan in the six months ended June 29, 2019.

•
We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have also reevaluated our reinvestment strategy with regards to our historic earnings which were taxed as part of the Tax Cuts and Jobs Act and intend to remit foreign earnings totaling $1.5 billion.

•
We are obligated to make installment payments over an eight-year period related to our transition tax liability resulting from the implementation of the Tax Cuts and Jobs Act, which began in 2018, in addition to any estimated income taxes due based on current year taxable income. In the six months ended June 29, 2019 and June 30, 2018, we made installment payments of $7 million and $13 million, respectively, on our transition tax liability and have a remaining balance due of approximately $100 million to be paid in installment payments through 2025.

•	Our Board of Directors has authorized a regular quarterly dividend.

•
We may repurchase shares of the Company’s common stock under the current share repurchase program, which has been previously approved by our Board of Directors. We did not repurchase any shares of common stock during the six months ended June 29, 2019 and June 30, 2018. At June 29, 2019, the remaining repurchase authorization totaled approximately 20 million shares.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the six months ended June 29, 2019 and June 30, 2018 was derived from our condensed consolidated financial statements.

	Six Months Ended
	June 29, 2019	June 30, 2018
	(dollars in thousands)
Operating activities	$(57,363)	$(64,398)
Investing activities	(57,767)	(373,716)
Financing activities	(64,221)	417,883
Effect of changes in foreign currency exchange rates on cash	4,282	20,176
Change in cash, cash equivalents and restricted cash	(175,069)	(55)
Cash, cash equivalents and restricted cash at beginning of year	455,732	421,566
Cash, cash equivalents and restricted cash at end of period	280,663	421,511
Less restricted cash at end of period	22,722	23,540
Cash and cash equivalents per balance sheet at end of period	$257,941	$397,971
Operating Activities
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income and changes in our working capital. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to the prior year, the lower net cash used by operating activities was due to higher profitability partially offset by working capital changes. Cash used by operating activities included a $26 million pension contribution made in the first quarter of 2019. Cash used by operating in the six months ended June 30, 2018 included the final Champion Europe contingent consideration payment of $32 million made in the first quarter of 2018 and a $15 million pension contribution in the second quarter of 2018.
Investing Activities
The decrease in cash used by investing activities was primarily the result of the acquisition of Bras N Things in the first quarter of 2018. We increased capital investments into our business to support our global growth compared to the prior year.
Financing Activities
Net cash from financing activities decreased primarily as a result of lower borrowings on our loan facilities in 2019 as compared to the same period of 2018 and our payment of the outstanding balance and termination of the Australian Term A-1 loan in the second quarter of 2019.
Financing Arrangements
In March 2019, we amended the Accounts Receivable Securitization Facility. This amendment primarily increased the fluctuating facility limit to $300 million (previously $225 million) and extended the maturity date to March 2020.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of June 29, 2019, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. We continue to monitor our covenant compliance carefully. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2018 or other SEC filings could cause noncompliance.
In July 2019, we entered into two cross-currency swaps with a total notional amount of €300 million in order to hedge the currency fluctuation impact of our net investment in our European businesses. The swaps are contracts to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. These instruments will mature in 2024. The execution of the swaps had no impact on the financial statements for the quarter ended June 29, 2019. As part of the ongoing accounting for these derivative instruments, we will determine the fair value and record this amount as an asset or liability each reporting period. We have elected to utilize hedge accounting, which will result in the change in fair value of the derivatives to be recorded as an adjustment to equity. We anticipate lower interest expense in the second half of 2019 due to lower interest rates as a result of entering into the cross-currency swaps.

In July 2019, we refinanced the European Revolving Loan Facility primarily to extend the maturity date to September 2020.
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

31.1	Certification of Gerald W. Evans, Jr., Chief Executive Officer.

31.2	Certification of Barry A. Hytinen, Chief Financial Officer.

32.1	Section 1350 Certification of Gerald W. Evans, Jr., Chief Executive Officer.

32.2	Section 1350 Certification of Barry A. Hytinen, Chief Financial Officer.

101.INS XBRL	Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ Barry A. Hytinen
Barry A. Hytinen Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: August 2, 2019