Form 10-Q
period 2019-09-28
Hanesbrands Inc.
filed 2019-10-31
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
As of October 25, 2019, there were 361,697,127 shares of the registrant’s common stock outstanding.

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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$1,866,967	$1,848,707	$5,215,918	$5,035,654
Cost of sales	1,154,629	1,136,040	3,208,025	3,084,110
Gross profit	712,338	712,667	2,007,893	1,951,544
Selling, general and administrative expenses	442,582	455,778	1,356,082	1,328,534
Operating profit	269,756	256,889	651,811	623,010
Other expenses	8,066	7,285	23,766	19,616
Interest expense, net	43,091	52,795	137,672	146,988
Income before income tax expense	218,599	196,809	490,373	456,406
Income tax expense	30,823	25,388	69,143	64,943
Net income	$187,776	$171,421	$421,230	$391,463

Earnings per share:
Basic	$0.51	$0.47	$1.16	$1.08
Diluted	$0.51	$0.47	$1.15	$1.07

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$187,776	$171,421	$421,230	$391,463
Other comprehensive income (loss), net of tax:
Translation adjustments	(44,997)	(19,887)	(33,738)	(82,664)
Net unrealized gain (loss) on qualifying cash flow hedges	2,059	2,402	(7,018)	26,060
Net unrecognized income from pension and postretirement plans	3,605	3,541	10,555	9,312
Total other comprehensive loss, net of tax of ($2,278), ($1,236), ($1,321) and ($12,315), respectively	(39,333)	(13,944)	(30,201)	(47,292)
Comprehensive income	$148,443	$157,477	$391,029	$344,171

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 28, 2019	December 29, 2018	September 29, 2018
Assets
Cash and cash equivalents	$317,024	$433,022	$398,499
Trade accounts receivable, net	1,033,938	870,878	1,044,516
Inventories	2,108,281	2,054,458	2,139,281
Other current assets	166,727	159,231	154,909
Total current assets	3,625,970	3,517,589	3,737,205
Property, net	581,971	607,688	607,649
Right-of-use assets	475,037	—	—
Trademarks and other identifiable intangibles, net	1,493,969	1,555,381	1,586,148
Goodwill	1,223,216	1,241,727	1,252,524
Deferred tax assets	257,314	249,693	191,649
Other noncurrent assets	115,821	83,880	80,331
Total assets	$7,773,298	$7,255,958	$7,455,506

Liabilities and Stockholders’ Equity
Accounts payable	$997,069	$1,029,933	$975,138
Accrued liabilities	589,992	553,901	531,740
Lease liabilities	145,055	—	—
Notes payable	4,275	5,824	14,051
Accounts Receivable Securitization Facility	208,604	161,608	221,979
Current portion of long-term debt	151,909	278,976	284,220
Total current liabilities	2,096,904	2,030,242	2,027,128
Long-term debt	3,467,591	3,534,183	3,863,580
Lease liabilities - noncurrent	364,083	—	—
Pension and postretirement benefits	348,674	378,972	386,647
Other noncurrent liabilities	265,804	342,278	307,563
Total liabilities	6,543,056	6,285,675	6,584,918

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 361,612,383, 361,330,128 and 360,660,993, respectively	3,616	3,613	3,607
Additional paid-in capital	310,327	284,877	275,671
Retained earnings	1,528,258	1,184,735	1,077,808
Accumulated other comprehensive loss	(611,959)	(502,942)	(486,498)
Total stockholders’ equity	1,230,242	970,283	870,588
Total liabilities and stockholders’ equity	$7,773,298	$7,255,958	$7,455,506

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(dollars and shares in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at June 29, 2019	361,531	$3,615	$308,555	$1,395,306	$(572,626)	$1,134,850
Net income	—	—	—	187,776	—	187,776
Dividends ($0.15 per common share)	—	—	—	(54,824)	—	(54,824)
Other comprehensive loss	—	—	—	—	(39,333)	(39,333)
Stock-based compensation	—	—	1,467	—	—	1,467
Net exercise of stock options, vesting of restricted stock units and other	81	1	305	—	—	306
Balances at September 28, 2019	361,612	$3,616	$310,327	$1,528,258	$(611,959)	$1,230,242

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 29, 2018	361,330	$3,613	$284,877	$1,184,735	$(502,942)	$970,283
Net income	—	—	—	421,230	—	421,230
Dividends ($0.45 per common share)	—	—	—	(164,500)	—	(164,500)
Other comprehensive loss	—	—	—	—	(30,201)	(30,201)
Stock-based compensation	—	—	8,506	—	—	8,506
Net exercise of stock options, vesting of restricted stock units and other	282	3	2,570	—	—	2,573
Modification of deferred compensation plans	—	—	14,374	—	—	14,374
Cumulative effect of change in adoption of leases standard	—	—	—	7,977	—	7,977
Stranded tax related to U.S. pension plan	—	—	—	78,816	(78,816)	—
Balances at September 28, 2019	361,612	$3,616	$310,327	$1,528,258	$(611,959)	$1,230,242

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at June 30, 2018	360,504	$3,605	$275,120	$961,020	$(472,554)	$767,191
Net income	—	—	—	171,421	—	171,421
Dividends ($0.15 per common share)	—	—	—	(54,633)	—	(54,633)
Other comprehensive loss	—	—	—	—	(13,944)	(13,944)
Stock-based compensation	—	—	1,498	—	—	1,498
Net exercise of stock options, vesting of restricted stock units and other	157	2	(947)	—	—	(945)
Balances at September 29, 2018	360,661	$3,607	$275,671	$1,077,808	$(486,498)	$870,588

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 30, 2017	360,126	$3,601	$271,462	$850,345	$(439,206)	$686,202
Net income	—	—	—	391,463	—	391,463
Dividends ($0.45 per common share)	—	—	—	(164,000)	—	(164,000)
Other comprehensive loss	—	—	—	—	(47,292)	(47,292)
Stock-based compensation	—	—	4,367	—	—	4,367
Net exercise of stock options, vesting of restricted stock units and other	535	6	(158)	—	—	(152)
Balances at September 29, 2018	360,661	$3,607	$275,671	$1,077,808	$(486,498)	$870,588

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Operating activities:
Net income	$421,230	$391,463
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	71,612	70,910
Amortization of acquisition intangibles	18,709	20,544
Other amortization	7,521	7,860
Amortization of debt issuance costs	7,021	6,951
Stock compensation expense	8,794	4,621
Deferred taxes	(3,661)	(3,451)
Other	8,737	(719)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	(170,348)	(156,509)
Inventories	(72,096)	(278,962)
Other assets	(40,732)	42,122
Accounts payable	(11,969)	116,189
Accrued pension and postretirement benefits	(14,361)	(4,840)
Accrued liabilities and other	14,243	(74,890)
Net cash from operating activities	244,700	141,289
Investing activities:
Capital expenditures	(79,950)	(63,472)
Proceeds from sales of assets	3,530	1,779
Acquisition of business, net of cash acquired	(21,360)	(334,916)
Net cash from investing activities	(97,780)	(396,609)
Financing activities:
Borrowings on notes payable	250,712	217,709
Repayments on notes payable	(252,084)	(217,987)
Borrowings on Accounts Receivable Securitization Facility	207,105	191,896
Repayments on Accounts Receivable Securitization Facility	(160,110)	(95,126)
Borrowings on Revolving Loan Facilities	2,584,277	2,841,860
Repayments on Revolving Loan Facilities	(2,585,592)	(2,488,500)
Repayments on Term Loan Facilities	(152,248)	(22,500)
Borrowings on International Debt	27,680	—
Repayments on International Debt	(41,424)	(1,105)
Cash dividends paid	(162,689)	(162,200)
Payments to amend and refinance credit facilities	(1,098)	(633)
Payment of contingent consideration	—	(3,540)
Taxes paid related to net shares settlement of equity awards	(1,523)	(5,778)
Other	1,378	486
Net cash from financing activities	(285,616)	254,582
Effect of changes in foreign exchange rates on cash	1,008	879
Change in cash, cash equivalents and restricted cash	(137,688)	141
Cash, cash equivalents and restricted cash at beginning of year	455,732	421,566
Cash, cash equivalents and restricted cash at end of period	318,044	421,707
Less restricted cash at end of period	1,020	23,208
Cash and cash equivalents per balance sheet at end of period	$317,024	$398,499

Capital expenditures included in accounts payable at September 28, 2019 and December 29, 2018, were $7,913 and $20,275, respectively.

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new rules allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”). The new rules were effective for the Company in the first quarter of 2019. The Company reclassified $78,816 from accumulated other comprehensive loss to retained earnings for stranded tax effects related to the Company’s U.S. pension plan.
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
Fair Value
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which modifies the disclosure requirements on fair value measurements. The new rules will be effective for the Company in the first quarter of 2020. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows; however, its disclosures will be impacted.

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
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Third-party brick-and-mortar wholesale	$1,436,935	$1,458,126	$4,029,352	$3,968,426
Consumer-directed	430,032	390,581	1,186,566	1,067,228
Total net sales	$1,866,967	$1,848,707	$5,215,918	$5,035,654

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
The Company funded the acquisition with a combination of short-term borrowings under its existing revolving loan facility (the “Revolving Loan Facility”) and cash on hand. During the third quarter of 2019, A$31,425 (U.S.$21,360) of the indemnification escrow, including interest earned, was paid to the sellers. The remaining indemnification escrow, held in one of the Company’s bank accounts, is recognized and classified as restricted cash, with the balance as of September 28, 2019 included in the “Other current assets” line of the Condensed Consolidated Balance Sheet.
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
Unaudited pro forma results of operations for the Company are presented below for the quarter and nine months ended September 29, 2018, assuming that the acquisition of Bras N Things had occurred on January 1, 2017.

	Quarter Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
Net sales	$1,848,707	$5,054,161
Net income	171,421	394,494
Earnings per share:
Basic	$0.47	$1.09
Diluted	0.47	1.08

(5)	Leases
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
Total operating lease costs, which includes short-term leases and variable cost, were $53,023 and $168,784 for the quarter and nine months ended September 28, 2019, respectively. For the quarter and nine months ended September 28, 2019, variable costs of $20,001 and $49,303 were included in total operating lease costs, respectively. Short-term lease costs were immaterial for the quarter and nine months ended September 28, 2019.
The following table presents supplemental cash flow and non-cash information related to leases:

Nine Months Ended
September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$114,805
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$54,524

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. For operating leases that commenced prior to December 30, 2018, the Company used the incremental borrowing rate on December 27, 2018.
The following table presents supplemental information related to leases at September 28, 2019:

Weighted average remaining lease term	5.4 years
Weighted average discount rate	5.00%

The following table presents future minimum rental commitments under noncancelable operating leases as of December 29, 2018:

2019	$148,218
2020	129,660
2021	110,185
2022	91,411
2023	66,753
Thereafter	115,941
$662,168

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The following table presents maturities of operating lease liabilities as of September 28, 2019:

2019	$36,069
2020	155,343
2021	115,620
2022	83,524
2023	67,292
Thereafter	124,689
Total lease payments	582,537
Less interest	73,399
$509,138

As of September 28, 2019, the Company’s additional operating lease contracts that have not yet commenced are immaterial.

(6)	Stockholders’ Equity
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the period. Diluted EPS was calculated to give effect to all potentially issuable dilutive shares of common stock using the treasury stock method.
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Basic weighted average shares outstanding	364,743	363,510	364,650	363,338
Effect of potentially dilutive securities:
Stock options	437	723	463	882
Restricted stock units	412	401	361	303
Employee stock purchase plan and other	5	4	4	4
Diluted weighted average shares outstanding	365,597	364,638	365,478	364,527

For the quarter ended September 28, 2019, there were no anti-dilutive restricted stock units. For the quarter ended September 29, 2018, there were 84 restricted stock units excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the nine months ended September 28, 2019 and September 29, 2018, there were 5 and 84 restricted stock units excluded from the diluted earnings per share calculation, respectively, because their effect would be anti-dilutive. For the quarters and nine months ended September 28, 2019 and September 29, 2018, there were no anti-dilutive stock options to purchase shares of common stock.
On October 22, 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding shares of common stock to be paid on December 3, 2019 to stockholders of record at the close of business on November 12, 2019.
On April 27, 2016, the Company’s Board of Directors approved the current share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The Company did not repurchase any shares during the quarters and nine months ended September 28, 2019 and September 29, 2018. At September 28, 2019, the remaining repurchase authorization totaled 20,360 shares. The primary objective of the share repurchase program is to utilize excess cash to generate shareholder value.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(7)	Inventories
Inventories consisted of the following:

	September 28, 2019	December 29, 2018	September 29, 2018
Raw materials	$98,373	$107,300	$134,684
Work in process	137,248	182,966	195,559
Finished goods	1,872,660	1,764,192	1,809,038
	$2,108,281	$2,054,458	$2,139,281

(8)	Debt and Notes Payable
Debt and notes payable consisted of the following:

	Interest Rate as of September 28, 2019	Principal Amount		Maturity Date
		September 28, 2019	December 29, 2018
Senior Secured Credit Facility:
Revolving Loan Facility	—	$—	$—	December 2022
Term Loan A	3.48%	693,750	721,875	December 2022
Term Loan B	3.86%	492,500	496,250	December 2024
Australian Term A-1	—	—	122,968	—
Australian Revolving Loan Facility	2.07%	6,750	21,118	July 2021
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	547,106	572,213	June 2024
European Revolving Loan Facility	1.50%	109,421	113,520	September 2020
Accounts Receivable Securitization Facility	2.81%	208,604	161,608	March 2020
Other International Debt	Various	—	1	Various
Total debt		3,858,131	4,009,553
Notes payable		4,275	5,824
Total debt and notes payable		3,862,406	4,015,377
Less long-term debt issuance costs		30,015	34,774
Less notes payable		4,275	5,824
Less current maturities(1)		360,525	440,596
Total long-term debt		$3,467,591	$3,534,183

(1)	Current maturities excludes $12 of short-term debt issuance costs at September 28, 2019 and December 29, 2018.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

As of September 28, 2019, the Company had $995,565 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account $4,435 of standby and trade letters of credit issued and outstanding under this facility.
The Company entered into an accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) in November 2007. The Company’s maximum borrowing capacity under the Accounts Receivable Securitization Facility was $300,000 as of September 28, 2019. Borrowings under the Accounts Receivable Securitization Facility are permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans and also subject to a fluctuating facility limit, not to exceed $300,000. The Company had $65,000 of borrowing availability under the Accounts Receivable Securitization Facility at September 28, 2019.
The Company had $33,749 of borrowing availability under the Australian Revolving Loan Facility, no borrowing availability under the European Revolving Loan Facility and $119,072 of borrowing availability under other international lines of credit after taking into account outstanding borrowings and letters of credit outstanding under the applicable facility at September 28, 2019.
In March 2019, the Company amended the Accounts Receivable Securitization Facility. This amendment primarily increased the fluctuating facility limit to $300,000 (previously $225,000) and extended the maturity date to March 2020.
In June 2019, the Company paid the outstanding balance and terminated the Australian Term A-1 loan which would have matured in July 2019.
In July 2019, the Company refinanced the European Revolving Loan Facility primarily to extend the maturity date to September 2020.
As of September 28, 2019, the Company was in compliance with all financial covenants under its credit facilities.

(9)	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 29, 2018	$(157,060)	$21,814	$(595,307)	$227,611	$(502,942)
Amounts reclassified from accumulated other comprehensive loss	—	(21,355)	14,529	1,080	(5,746)
Current-period other comprehensive income activity	(33,738)	11,684	—	(2,401)	(24,455)
Total other comprehensive income (loss)	(33,738)	(9,671)	14,529	(1,321)	(30,201)
Reclassification of stranded tax related to U.S. pension plan to retained earnings	—	—	—	(78,816)	(78,816)

Balance at September 28, 2019	$(190,798)	$12,143	$(580,778)	$147,474	$(611,959)

(1)
Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note 10, “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarter Ended		Nine Months Ended
		September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gain (loss) on foreign exchange contracts designated as cash flow hedges	Cost of sales	$6,991	$(2,467)	$21,355	$(9,686)
	Income tax	(1,646)	455	(5,054)	1,870
	Net of tax	5,345	(2,012)	16,301	(7,816)
Amortization of deferred actuarial loss and prior service cost	Selling, general, and administrative expenses	(4,963)	(4,919)	(14,529)	(12,934)
	Income tax	1,358	1,378	3,974	3,622
	Net of tax	(3,605)	(3,541)	(10,555)	(9,312)

Total reclassifications		$1,740	$(5,553)	$5,746	$(17,128)

(10)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. The Company also uses a combination of derivative instruments and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in its European subsidiaries.
As of September 28, 2019, the notional U.S. dollar equivalent of the Company’s derivative portfolio of forward foreign exchange contracts was $578,462, consisting of contracts hedging exposures primarily related to the Australian dollar, Euro, Canadian dollar and Mexican peso. As of September 28, 2019, the U.S. dollar equivalent carrying value of long-term debt designated as a partial European net investment hedge was $547,106. The notional U.S. dollar equivalent of the Company’s cross-currency swap contracts, which are also designated as partial European net investment hedges, was $335,940 as of September 28, 2019.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts and cross-currency swap contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		September 28, 2019	December 29, 2018
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$7,729	$18,381
Cross-currency swap contracts	Other current assets	1,672	—
Cross-currency swap contracts	Other noncurrent assets	8,699	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	13,915	12,410
Total derivative assets		32,015	30,791

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(173)	(286)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(313)	(114)
Total derivative liabilities		(486)	(400)

Net derivative asset		$31,529	$30,391

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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately$16,684. The Company is hedging exposure to the variability in future cash flows for forecasted transactions over the next 15 months.
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign exchange contracts	$9,970	$(207)	$11,684	$25,067

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarter Ended		Nine Months Ended
		September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign exchange contracts(1)	Cost of sales	$6,991	$(2,467)	$21,355	$(9,686)

(1)	The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Total cost of sales in which the effects of cash flow hedges are recorded	$1,154,629	$1,136,040	$3,208,025	$3,084,110

Net Investment Hedges
In July 2019, the Company entered into two pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000 that were designated as hedges of a portion of the beginning balance of the Company’s net investment in its European subsidiaries. These cross-currency swap contracts, which mature on May 15, 2024, swap U.S. Dollar-denominated interest payments for Euro-denominated interest payments, thereby economically converting a portion of the Company’s fixed-rate 4.625% Senior Notes to a fixed-rate 2.3215% Euro-denominated obligation.
In July 2019, the Company also designated its 3.5% Senior Notes with a carrying value of €500,000, which is a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment.
Changes in the fair value of derivative and nonderivative instruments designated as net investment hedges are recognized in the cumulative translation adjustment component of AOCI, offsetting the translation adjustment of the net investment being hedged. Net investment hedge effectiveness is being assessed and hedge results are being measured on an after-tax basis. The interest component of the cross-currency swap contracts is excluded from the assessment of hedge effectiveness and is initially recorded in the cumulative translation adjustment component of AOCI. This excluded component is amortized in earnings using a systematic and rational method over the term of the cross-currency swap contracts and reported in the “Interest expense, net” line in the Condensed Consolidated Statements of Income. Cash flows from the periodic and final settlements of the cross-currency swap contracts will be reported as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows because the hedged item is a net investment in a foreign subsidiary, and the cash paid or received from acquiring or selling the subsidiary would typically be classified as investing.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The amount of after-tax gains included in AOCI in the Condensed Consolidated Balance Sheets related to derivative instruments and nonderivative financial instruments designated as net investment hedges and the amount of gains included in the “Interest expense, net” line in the Condensed Consolidated Statements of Income related to amounts excluded from the assessment of hedge effectiveness for derivative instruments designated as net investment hedges are as follows:

	Amount of Gain (Loss) Recognized in AOCI
	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Euro-denominated long-term debt	$9,845	$—	$9,845	$—
Cross-currency swap contracts	6,436	—	6,436	—
Total	$16,281	$—	$16,281	$—

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing)
		Quarter Ended		Nine Months Ended
		September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Cross-currency swap contracts	Interest expense, net	$1,672	$—	$1,672	$—

		Quarter Ended		Nine Months Ended
		September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Total interest expense, net in which the amounts excluded from effectiveness testing for net investment hedges are recorded		$43,091	$52,795	$137,672	$146,988

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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarter Ended		Nine Months Ended
		September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign exchange contracts	Cost of sales	$(3,055)	$(2,241)	$(21,813)	$16,870
Foreign exchange contracts	Selling, general and administrative expenses	2,546	(445)	1,625	330
Total		$(509)	$(2,686)	$(20,188)	$17,200

(11)	Fair Value of Assets and Liabilities
As of September 28, 2019, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates,

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

cross-currency swap derivative contracts and deferred compensation plan liabilities. The fair values of foreign exchange rate derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap derivative contracts are determined using the cash flows of the contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a quarterly recurring basis.
There were no changes during the quarter and nine months ended September 28, 2019 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers into or out of Level 1, Level 2 or Level 3 during the quarter and nine months ended September 28, 2019. As of and during the quarter and nine months ended September 28, 2019, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of September 28, 2019
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts - assets	$21,644	$—	$21,644	$—
Cross-currency swap derivative contracts - assets	10,371	—	10,371	—
Foreign exchange derivative contracts - liabilities	(486)	—	(486)	—
	31,529	—	31,529	—
Deferred compensation plan liability	(30,107)	—	(30,107)	—
Total	$1,422	$—	$1,422	$—

	Assets (Liabilities) at Fair Value as of December 29, 2018
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange derivative contracts - assets	$30,791	$—	$30,791	$—
Foreign exchange derivative contracts - liabilities	(400)	—	(400)	—
	30,391	—	30,391	—
Deferred compensation plan liability	(39,542)	—	(39,542)	—
Total	$(9,151)	$—	$(9,151)	$—

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of September 28, 2019 and December 29, 2018. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $38,937 and $32,604 as of September 28, 2019 and December 29, 2018, respectively. The fair value of debt, which is classified as a Level 2 liability, was $4,032,241 and $3,863,299 as of September 28, 2019 and December 29, 2018, respectively. Debt had a carrying value of $3,858,131 and $4,009,553 as of September 28, 2019 and December 29, 2018, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of September 28, 2019 and December 29, 2018, primarily due to the short-term nature of these instruments.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

(12)	Income Taxes
The Company’s effective income tax rate was 14.1% and 12.9% for the quarters ended September 28, 2019 and September 29, 2018, respectively. The Company’s effective income tax rate was 14.1% and 14.2% for the nine months ended September 28, 2019 and September 29, 2018, respectively. The higher effective income tax rate for the quarter ended September 28, 2019 compared to the quarter ended September 29, 2018 was primarily due to a net benefit recorded in the third quarter of 2018 related to a change in the Company’s provisional estimate regarding the overall impact of the Tax Act. Pursuant to the one-year measurement period allowed by the SEC’s Staff Accounting Bulletin No. 118, the accounting for the impact of the Tax Act was completed in the fourth quarter of 2018.
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

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales:
Innerwear	$578,453	$599,726	$1,733,002	$1,785,498
Activewear	548,117	554,953	1,401,734	1,306,863
International	663,525	619,435	1,878,568	1,735,184
Other	76,872	74,593	202,614	208,109
Total net sales	$1,866,967	$1,848,707	$5,215,918	$5,035,654

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Segment operating profit:
Innerwear	$121,467	$132,244	$375,623	$392,792
Activewear	97,314	93,605	209,686	189,400
International	107,168	99,624	280,944	253,243
Other	9,643	8,400	16,429	18,187
Total segment operating profit	335,592	333,873	882,682	853,622
Items not included in segment operating profit:
General corporate expenses	(47,269)	(46,161)	(160,722)	(136,694)
Acquisition, integration and other action-related charges	(9,937)	(20,732)	(43,919)	(65,514)
Amortization of intangibles	(8,630)	(10,091)	(26,230)	(28,404)
Total operating profit	269,756	256,889	651,811	623,010
Other expenses	(8,066)	(7,285)	(23,766)	(19,616)
Interest expense, net	(43,091)	(52,795)	(137,672)	(146,988)
Income before income tax expense	$218,599	$196,809	$490,373	$456,406

For the quarter ended September 28, 2019, the Company incurred pre-tax acquisition, integration and other action-related charges of $9,937, of which $9,424 is reported in the “Cost of sales” line and $513 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended September 29, 2018, the Company incurred pre-tax acquisition, integration and other action-related charges of $20,732, of which $11,760 is reported in the “Cost of sales” line and $8,972 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
For the nine months ended September 28, 2019, the Company incurred pre-tax acquisition, integration and other action-related charges of $43,919, of which $39,714 is reported in the “Cost of sales” line and $4,205 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the nine months ended September 29, 2018, the Company incurred pre-tax acquisition-related, integration and other action-related charges of $65,514, of which $33,596 is reported in the “Cost of sales” line and $31,918 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
As of December 29, 2018, the Company had an accrual of $10,806 for expected benefit payments related to actions taken in prior years. During the nine months ended September 28, 2019, the Company approved actions to close certain supply chain facilities and reduce overhead costs and incurred charges of $12,392 for employee termination and other benefits for employees affected by separation programs, with $9,720 and $2,672 of charges reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines, respectively, in the Condensed Consolidated Statement of Income. During the nine months ended September 28, 2019, benefit payments, other accrual adjustments and foreign currency adjustments of $11,681 have been made, resulting in an ending accrual of $11,517, of which $9,548 and $1,969 is included in the “Accrued liabilities” and “Other noncurrent liabilities” lines of the Condensed Consolidated Balance Sheet, respectively.

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
Outlook for 2019
We estimate our 2019 guidance as follows:

•	Net sales of $6.935 billion to $6.985 billion, operating profit of $900 million to $925 million, and net income of $590 to $612 million;

•	Pre-tax acquisition, integration and other action-related costs of approximately $55 million reflected in operating profit;

•	Interest expense and other expenses of approximately $213 million combined;

•	An annual effective tax rate of approximately 14%;

•	Cash flow from operations of $700 million to $800 million; and

•	Capital expenditure investment of approximately $90 million to $100 million.
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
Changes in product sales mix can impact our gross profit as the percentage of our sales attributable to higher margin products, such as intimate apparel and men’s underwear, and lower margin products, such as seasonal and replenishable activewear, fluctuate from time to time. In addition, sales attributable to higher and lower margin products within the same product category fluctuate from time to time. Our customers may change the mix of products ordered with minimal notice to us, which makes trends in product sales mix difficult to predict. However, certain changes in product sales mix are seasonal in nature, as sales of socks, hosiery and fleece products generally have higher sales during the last two quarters (July to December) of each fiscal year as a result of cooler weather, back-to-school shopping and holidays, while other changes in product mix may be attributable to consumers’ preferences and discretionary spending.
Highlights from the Third Quarter Ended September 28, 2019
Key financial highlights are as follows:

•	Total net sales in the third quarter of 2019 were $1.87 billion, compared with $1.85 billion in the same period of 2018, representing a 1% increase.

•
Operating profit increased 5% to $270 million in the third quarter of 2019, compared with $257 million in the same period of 2018. As a percentage of sales, operating profit was 14.4% in the third quarter of 2019 compared to 13.9% in the same period of 2018. Included within operating profit were acquisition, integration and other action-related charges of $10 million and $21 million for the quarters ended September 28, 2019 and September 29, 2018, respectively.

•	Diluted earnings per share was $0.51 and $0.47 in the third quarters of 2019 and 2018, respectively.
Condensed Consolidated Results of Operations — Third Quarter Ended September 28, 2019 Compared with Third Quarter Ended September 29, 2018

	Quarter Ended
	September 28, 2019	September 29, 2018	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,866,967	$1,848,707	$18,260	1.0%
Cost of sales	1,154,629	1,136,040	18,589	1.6
Gross profit	712,338	712,667	(329)	0.0
Selling, general and administrative expenses	442,582	455,778	(13,196)	(2.9)
Operating profit	269,756	256,889	12,867	5.0
Other expenses	8,066	7,285	781	10.7
Interest expense, net	43,091	52,795	(9,704)	(18.4)
Income before income tax expense	218,599	196,809	21,790	11.1
Income tax expense	30,823	25,388	5,435	21.4
Net Income	$187,776	$171,421	$16,355	9.5%
Net Sales
Net sales increased 1% during the third quarter of 2019 primarily due to the following:

•
Sales on a constant currency basis, defined as sales excluding the impact of foreign exchange rates, increased 2% in the quarter, as a result of sales growth in Europe, Asia, Australia and the Americas driven primarily by strong sales growth in our global Champion brand and our international innerwear business.

Partially offset by:

•	Unfavorable impact from foreign exchange rates in our International businesses of approximately $23 million; and

•	A decrease in U.S. innerwear sales driven by a decline in net sales in our intimate apparel and basics businesses.

Operating Profit
Operating profit as a percentage of sales was 14.4%, an increase from prior year of approximately 50 basis points. Increased operating profit from price increases taken in the first quarter of 2019 and higher margin product sales mix were partially offset by increased materials costs, planned investments to support our brands and future growth initiatives, unfavorable impact from foreign exchange rates and higher variable compensation accruals. Included in operating profit in the third quarter of 2019 and 2018 were charges of $10 million and $21 million, respectively, related to acquisition, integration and other action-related costs. In the quarter ended September 29, 2018, operating profit also included a bad debt charge of approximately $14 million related to the Sears bankruptcy filing.
Other Highlights
Other Expenses – Other expenses increased $1 million in the third quarter of 2019 compared to the third quarter of 2018 primarily due to higher pension expense in 2019.
Interest Expense – Interest expense was lower by $10 million in the third quarter of 2019 compared to the third quarter of 2018 driven by lower debt balances and the impact of the cross-currency swap contracts entered into in July 2019 partially offset by a higher weighted average interest rate on our borrowings. Our weighted average interest rate on our outstanding debt was 4.10% for the third quarter of 2019, compared to 3.95% for the third quarter of 2018.
Income Tax Expense – Our effective income tax rate was 14.1% and 12.9% for the third quarters of 2019 and 2018, respectively. The higher effective income tax rate for the quarter ended September 28, 2019 compared to the quarter ended September 29, 2018 was primarily due to a net benefit recorded in the third quarter of 2018 related to a change in the Company’s provisional estimate regarding the overall impact of the Tax Cuts and Jobs Act (the “Tax Act”).
Operating Results by Business Segment — Third Quarter Ended September 28, 2019 Compared with Third Quarter Ended September 29, 2018

	Net Sales
	Quarter Ended
	September 28, 2019	September 29, 2018	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$578,453	$599,726	$(21,273)	(3.5)%
Activewear	548,117	554,953	(6,836)	(1.2)
International	663,525	619,435	44,090	7.1
Other	76,872	74,593	2,279	3.1
Total	$1,866,967	$1,848,707	$18,260	1.0%

	Operating Profit and Margin
	Quarter Ended
	September 28, 2019		September 29, 2018		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$121,467	21.0%	$132,244	22.1%	$(10,777)	(8.1)%
Activewear	97,314	17.8	93,605	16.9	3,709	4.0
International	107,168	16.2	99,624	16.1	7,544	7.6
Other	9,643	12.5	8,400	11.3	1,243	14.8
Corporate	(65,836)	NM	(76,984)	NM	11,148	14.5
Total	$269,756	14.4%	$256,889	13.9%	$12,867	5.0%
Innerwear
Innerwear net sales decreased less than 4% driven by a 7% and 2% decline in net sales in our intimate apparel and basics businesses, respectively. Net sales in our intimate apparel business decreased as a result of declines in our bras product category, which continues to be impacted by door closings and the challenging retail landscape within the mid-tier and department store channel. The decline in the bras product category was partially offset by growth in our shapewear product category.

Innerwear operating margin was 21.0%, representing a decrease from 22.1% in the same period a year ago as a result of lower volume, higher materials costs, sales mix and planned increases in investments to support our brands partially offset by price increases implemented in the first quarter of 2019.
Activewear
Activewear net sales decreased 1%. Core Champion sales within the Activewear segment, which we define as Champion sales outside of the mass retail channel, were up 18% in the quarter, driven by strong consumer demand and growth across channels. Sales declined in the remainder of our activewear business due to our previous exit from commodity programs within the mass retail channel as we focused on remixing parts of our activewear business to branded products and softer trends in the printwear channel.
Activewear operating margin was 17.8%, representing an increase from 16.9% in the same period a year ago as a result of improved Champion profitability, higher margin product sales mix from our remixing activity and pricing, partially offset by increased materials costs and higher selling, general and administrative expenses reflecting an increase in investments to support our growth initiatives.
International
Net sales in the International segment increased 7% as a result of the following:

•	Sales on a constant currency basis, defined as sales excluding the impact of foreign currency, increased 11% driven by growth in both our innerwear and activewear businesses.
Partially offset by:

•	Unfavorable impact of foreign currency exchange rates of approximately $23 million.
International operating margin was 16.2%, an increase from 16.1% in the same period a year ago, primarily due to increased efficiencies of scale.
Other
Other net sales were higher as a result of increased traffic at our retail outlets partially offset by continued declines in hosiery sales in the United States. Operating margin increased due to the increase in sales volume at our retail outlets.
Corporate
Corporate expenses included certain administrative costs including acquisition, integration and other action-related charges. Corporate expenses were lower in the third quarter of 2019 compared to the third quarter of 2018 due to lower acquisition, integration and other action-related charges and lower bad debt expense as a result of a charge of approximately $14 million recorded in the third quarter of 2018 related to the Sears bankruptcy filing partially offset by an increase in variable compensation accruals. Supply chain actions include the reduction of overhead costs, principally within our Western Hemisphere network. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. Other acquisitions and other action-related costs include acquisition and integration charges for smaller acquisitions such as Bras N Things, as well as other action-related costs including corporate workforce reductions.

	Quarter Ended
	September 28, 2019	September 29, 2018
	(dollars in thousands)
Acquisition, integration and other action-related costs included in operating profit:
Supply chain actions	$9,424	$—
Hanes Europe Innerwear	—	7,076
Hanes Australasia	—	1,444
Other acquisitions and other action-related costs	513	12,212
Total acquisition, integration and other action-related costs included in operating profit	$9,937	$20,732

Condensed Consolidated Results of Operations — Nine Months Ended September 28, 2019 Compared with Nine Months Ended September 29, 2018

	Nine Months Ended
	September 28, 2019	September 29, 2018	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$5,215,918	$5,035,654	$180,264	3.6%
Cost of sales	3,208,025	3,084,110	123,915	4.0
Gross profit	2,007,893	1,951,544	56,349	2.9
Selling, general and administrative expenses	1,356,082	1,328,534	27,548	2.1
Operating profit	651,811	623,010	28,801	4.6
Other expenses	23,766	19,616	4,150	21.2
Interest expense, net	137,672	146,988	(9,316)	(6.3)
Income before income tax expense	490,373	456,406	33,967	7.4
Income tax expense	69,143	64,943	4,200	6.5
Net income	$421,230	$391,463	$29,767	7.6%
Net Sales
Net sales increased 4% during the nine months of 2019 primarily due to the following:

•	Our acquisition of Bras N Things in February 2018, which contributed non-organic net sales of $18 million in the nine months of 2019;

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign exchange rates and businesses acquired within 12 months, increased 5% in the nine months of 2019, as a result of sales growth in Europe, Asia, Australia and the Americas driven primarily by strong sales growth in our global Champion brand and our international innerwear business.

Partially offset by:

•	Unfavorable impact from foreign exchange rates in our International businesses of approximately $103 million; and

•	A decrease in U.S. innerwear sales driven by a decline in net sales in our intimate apparel business.
Operating Profit
Operating profit as a percentage of sales was 12.5%, an increase from the same period a year ago of approximately 10 basis points. Price increases taken in the nine months of 2019 and higher margin product sales mix were partially offset by increased materials costs, planned investments to support our brands and future growth initiatives, unfavorable impact from foreign exchange rates and higher variable compensation accruals. Included in operating profit in the nine months of 2019 and 2018 were charges of $44 million and $66 million, respectively, related to acquisition, integration and other action-related costs. Operating profit included a bad debt charge of approximately $14 million in the nine months ended September 29, 2018 related to the Sears bankruptcy filing.
Other Highlights
Other Expenses – Other expenses were higher by $4 million in the nine months of 2019 compared to the same period in 2018 primarily due to higher pension expense and higher funding fees for sales of accounts receivable to financial institutions in 2019.
Interest Expense – Interest expense was lower by $9 million in the nine months of 2019 compared to 2018, driven by lower debt balances and the impact of the cross-currency swap contracts entered into in July 2019 partially offset by a higher weighted average interest rate on our borrowings. Our weighted average interest rate on our outstanding debt was 4.13% for the nine months of 2019, compared to 3.86% for the nine months of 2018.
Income Tax Expense – Our effective income tax rate was 14.1% and 14.2% for the nine months of 2019 and 2018, respectively. Income tax expense increased $4 million in the nine months of 2019 compared to 2018 due to the increase in pre-tax income.

Operating Results by Business Segment — Nine Months Ended September 28, 2019 Compared with Nine Months Ended September 29, 2018

	Net Sales
	Nine Months Ended
	September 28, 2019	September 29, 2018	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$1,733,002	$1,785,498	$(52,496)	(2.9)%
Activewear	1,401,734	1,306,863	94,871	7.3
International	1,878,568	1,735,184	143,384	8.3
Other	202,614	208,109	(5,495)	(2.6)
Total	$5,215,918	$5,035,654	$180,264	3.6%

	Operating Profit and Margin
	Nine Months Ended
	September 28, 2019		September 29, 2018		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$375,623	21.7%	$392,792	22.0%	$(17,169)	(4.4)%
Activewear	209,686	15.0	189,400	14.5	20,286	10.7
International	280,944	15.0	253,243	14.6	27,701	10.9
Other	16,429	8.1	18,187	8.7	(1,758)	(9.7)
Corporate	(230,871)	NM	(230,612)	NM	(259)	(0.1)
Total	$651,811	12.5%	$623,010	12.4%	$28,801	4.6%
Innerwear
Innerwear net sales decreased 3% driven primarily by a 7% and 1% decline in net sales in our intimate apparel and basics businesses, respectively. Net sales in our intimate apparel business decreased as a result of declines in our bras product category, which continues to be impacted by door closings and the challenging retail landscape within the mid-tier and department store channel. The decline in the bras product category was partially offset by growth in our shapewear product category.
Innerwear operating margin was 21.7%, representing a decrease from 22.0% in the prior year period as a result of lower volume, higher materials costs, sales mix and planned increases in investments to support our brands partially offset by price increases implemented in the first quarter of 2019.
Activewear
Activewear net sales increased 7%. Core Champion sales within the Activewear segment, which we define as Champion sales outside of the mass retail channel, were up over 40% in the nine months of 2019, driven by strong consumer demand and growth across channels. Sales declined in the remainder of our activewear business due to our previous exit from commodity programs within the mass retail channel as we focused on remixing parts of our activewear business to branded products and softer trends in the printwear channel.
Activewear operating margin was 15.0%, representing an increase from 14.5% in the prior year as a result of improved Champion profitability, higher margin product sales mix from our remixing activity and pricing, partially offset by higher materials costs and higher selling, general and administrative expenses, reflecting an increase in investments to support our brands and growth initiatives.
International
Net sales in the International segment increased 8% as a result of the following:

•	Our acquisition of Bras N Things in the first quarter of 2018, which contributed non-organic net sales of $18 million;

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign currency and businesses acquired within 12 months, increased 13%, driven by growth in both our innerwear and activewear businesses.

Partially offset by:

•	Unfavorable impact of foreign currency exchange rates of approximately $103 million.
International operating margin was 15.0%, an increase from prior year period of 14.6%, primarily due to increased efficiencies of scale and the continued realization of acquisition synergies, coupled with high margin contributions from the acquired Bras N Things business.
Other
Other net sales were lower as a result of continued declines in hosiery sales in the United States partially offset by increased traffic at our retail outlet stores. Operating margin decreased primarily due to the decrease in sales volume in hosiery.
Corporate
Corporate expenses included certain administrative costs including acquisition, integration and other action-related charges. Corporate expenses were flat in the nine months of 2019 compared to the same period in 2018 primarily due to lower acquisition, integration and other action-related charges and lower bad debt expense as a result of a charge of approximately $14 million recorded in the third quarter of 2018 related to the Sears bankruptcy filing offset by an increase in variable compensation accruals. Supply chain actions include the reduction of overhead costs, principally within our Western Hemisphere network. Acquisition and integration costs are expenses related directly to an acquisition and its integration into the organization. Other acquisitions and other action-related costs include acquisition and integration charges for smaller acquisitions such as Bras N Things, as well as other action-related costs including corporate workforce reductions.

	Nine Months Ended
	September 28, 2019	September 29, 2018
	(dollars in thousands)
Acquisition, integration and other action-related costs:
Supply chain actions	$39,714	$—
Hanes Europe Innerwear	—	24,107
Hanes Australasia	—	14,183
Other acquisitions and other action-related costs	4,205	27,224
Total acquisition, integration and other action-related costs	$43,919	$65,514
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

We had the following borrowing capacity and availability under our credit facilities as of September 28, 2019:

	As of September 28, 2019
	Borrowing Capacity	Borrowing Availability
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility	$1,000,000	$995,565
Australian Revolving Loan Facility	40,499	33,749
European Revolving Loan Facility	109,421	—
Accounts Receivable Securitization Facility(1)	273,604	65,000
Other international credit facilities	139,959	119,072
Total liquidity from credit facilities	$1,563,483	$1,213,386

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
The following have impacted or may impact our liquidity:

•	We have principal and interest obligations under our debt.

•	We may pursue strategic business acquisitions in the future.

•	We expect to continue to invest in efforts to accelerate worldwide omnichannel and global growth initiatives, as well as marketing and brand building.

•	We expect to continue to invest in efforts to improve operating efficiencies and lower costs.

•	We made a contribution of $26 million to our U.S. pension plan in the nine months ended September 28, 2019.

•
We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have also reevaluated our reinvestment strategy with regards to our historic earnings which were taxed as part of the Tax Act and intend to remit foreign earnings totaling $1.4 billion.

•
We are obligated to make installment payments over an eight-year period related to our transition tax liability resulting from the implementation of the Tax Act, which began in 2018, in addition to any estimated income taxes due based on current year taxable income. In the nine months ended September 28, 2019 and September 29, 2018, we made installment payments of $7 million and $13 million, respectively, on our transition tax liability and have a remaining balance due of approximately $100 million to be paid in installment payments through 2025.

•	Our Board of Directors has authorized a regular quarterly dividend.

•
We may repurchase shares of the Company’s common stock under the current share repurchase program, which has been previously approved by our Board of Directors. We did not repurchase any shares of common stock during the nine months ended September 28, 2019 and September 29, 2018. At September 28, 2019, the remaining repurchase authorization totaled approximately 20 million shares.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the nine months ended September 28, 2019 and September 29, 2018 was derived from our condensed consolidated financial statements.

	Nine Months Ended
	September 28, 2019	September 29, 2018
	(dollars in thousands)
Operating activities	$244,700	$141,289
Investing activities	(97,780)	(396,609)
Financing activities	(285,616)	254,582
Effect of changes in foreign currency exchange rates on cash	1,008	879
Change in cash, cash equivalents and restricted cash	(137,688)	141
Cash, cash equivalents and restricted cash at beginning of year	455,732	421,566
Cash, cash equivalents and restricted cash at end of period	318,044	421,707
Less restricted cash at end of period	1,020	23,208
Cash and cash equivalents per balance sheet at end of period	$317,024	$398,499
Operating Activities
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income and changes in our working capital. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to the prior year, the higher net cash generated by operating activities was due to higher profitability and improved working capital management, specifically related to the reduction of inventory levels, offset by a $26 million pension contribution made in the first quarter of 2019. Cash generated by operating activities in the nine months ended September 29, 2018 included the final Champion Europe contingent consideration payment of $32 million made in the first quarter of 2018 and a $15 million pension contribution in the second quarter of 2018.
Investing Activities
The decrease in cash used by investing activities was primarily the result of the acquisition of Bras N Things in the first quarter of 2018. During the third quarter of 2019, we paid $21 million of the indemnification escrow related to the Bras N Things acquisition. Additionally, we increased capital investments into our business to support our global growth compared to the prior year.
Financing Activities
Net cash from financing activities decreased primarily as a result of lower borrowings on our loan facilities in 2019 as compared to the same period of 2018 including our payment of the outstanding balance and termination of the Australian Term A-1 loan in the second quarter of 2019.
Financing Arrangements
In March 2019, we amended the Accounts Receivable Securitization Facility. This amendment primarily increased the fluctuating facility limit to $300 million (previously $225 million) and extended the maturity date to March 2020.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of September 28, 2019, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. We continue to monitor our covenant compliance carefully. We expect to maintain compliance with our covenants for the foreseeable future, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2018 or other SEC filings could cause noncompliance.
In July 2019, we entered into two pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300 million that were designated as hedges of a portion of the beginning balance of our net investment in our European subsidiaries. These cross-currency swap contracts, which mature on May 15, 2024, swap U.S. Dollar-denominated interest payments for Euro-denominated interest payments, thereby economically converting a portion of our fixed-rate 4.625% Senior Notes to a fixed-rate 2.3215% Euro-denominated obligation.

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
Barry A. Hytinen Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: October 31, 2019