Form 10-K
period 2019-12-28
Hanesbrands Inc.
filed 2020-02-11
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01	HBI	NYSE
As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $6,186,635,479 (based on the closing price of the common stock of $17.22 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).
As of January 31, 2020, there were 362,455,755 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2020 annual meeting of stockholders.

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
Company Overview
Hanesbrands Inc. (collectively with its subsidiaries, “Hanesbrands,” “we,” “us,” “our” or the “Company”) is a socially responsible leading marketer of everyday basic innerwear and activewear apparel in the Americas, Europe, Australia and Asia/Pacific under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, DIM, Maidenform, Bali, Playtex, Lovable, Bras N Things, Nur Die/Nur Der, Alternative, L’eggs, JMS/Just My Size, Wonderbra, Berlei and Gear for Sports.
Hanesbrands is a diverse, global apparel company that operates a portfolio of profitable businesses. Our products are marketed to consumers shopping in mass merchants, mid-tier and department stores, specialty stores and the consumer-directed channel, which includes our owned retail locations, as well as e-commerce sites.
Unlike most apparel companies, Hanesbrands primarily operates its own manufacturing facilities. Approximately 70% of the apparel units that we sell are manufactured in our own plants or those of dedicated contractors. We have a long history of innovation, product excellence and brand recognition, and we continue to use our Innovate-to-Elevate strategy to integrate our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher value products while lowering production costs. Our Tagless apparel platform, Comfort Flex Fit apparel platform, ComfortBlend fabric platform, temperature-control X-Temp fabric platform, FreshIQ advanced odor protection technology fabric platform, SmoothTec fabric technology, Cool Comfort fabric technology and DreamWire underwire technology incorporate big-idea innovation to span across brands, product categories, business segments, retailer and distribution channels and geographies.
We take great pride in our strong reputation for ethical business practices and the success of our Hanes for Good corporate responsibility program for community and environmental improvement. Hanesbrands has earned a leadership level A- score for two consecutive years in the CDP Climate Change Report and has been a U.S. Environmental Protection Agency Energy Star Sustained Excellence Award winner for ten consecutive years. We are committed to the responsible management of energy, carbon emissions, water, wastewater, chemicals, solid waste and recycled materials in all of our facilities worldwide, and we report our progress annually. We are also a recognized leader for our community-building, philanthropy and workplace practices. More information about our Hanes for Good corporate responsibility initiatives may be found at www.HanesForGood.com.
Our fiscal year ends on the Saturday closest to December 31. All references to “2019”, “2018” and “2017” relate to the 52 week fiscal years ended on December 28, 2019, December 29, 2018 and December 30, 2017, respectively.
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
Hanes is the largest and most widely recognized brand in our portfolio. Hanes is the number one selling apparel brand in the United States and is found in nine out of 10 U.S. households. The Hanes brand covers all of our product categories, including men’s underwear, women’s panties, children’s underwear, bras, socks, T-shirts, fleece, shapewear and sheer hosiery. Hanes stands for outstanding comfort, style and value. Hanes is one of the most widely distributed brands in apparel, with a presence across mass merchandise retailers, e-commerce sites, discount stores and department stores. Through collaborations with third parties, the brand has also gained distribution with specialty retailers like Supreme and Urban Outfitters and in high-end retail establishments like Nordstrom and Bloomingdales.
Champion is our second-largest brand. Founded in Rochester, New York in 1919, Champion has always been known for authentic American style and performance and helped pioneer some of the most important innovations in athleticwear, including reverse weave sweatshirts, mesh practice uniforms and sports bras. Champion athleticwear can be found in sporting goods retailers, e-commerce sites, department stores, college bookstores and specialty retailers, including Urban Outfitters, Zumiez and PacSun. In addition, Champion has collaborated with designers and other iconic brands around the world, including Coca-Cola, Dr. Seuss, Todd Snyder, Supreme, Off-White and Beams. The Champion brand’s momentum has been fueled by distribution growth and expansion of Champion retail stores across the United States, Europe and Asia. We believe the Champion brand continues to be a powerful global growth platform for Hanesbrands.
Our global portfolio includes two other megabrands with strong heritage and deep household penetration in their respective markets. The Bonds brand is over a century-old and is the number one brand of men’s underwear, women’s underwear, children’s underwear, socks and babywear in Australia. DIM is a flagship European brand and a mass market leader in hosiery, men’s underwear, intimate apparel and socks in France.
Our portfolio also includes a number of iconic intimate apparel brands. Maidenform is America’s number one shapewear brand and has been trusted for stylish, modern bras, panties and shapewear since 1922. Bali offers a range of bras, panties and shapewear sold in the department store channel and is the number one bra brand in U.S. department stores. Playtex is the leading full-figure wirefree support bra brand in the United States and is sold everywhere from mass merchandise retailers to department stores.
In addition, we offer a variety of products under the following well-known brands: Lovable, Bras N Things, Nur Die/Nur Der, Alternative, L’eggs, JMS/Just My Size, Wonderbra, Berlei, and Gear for Sports.
These brands complement our primary product offerings, allowing us to give consumers a variety of options to meet their diverse needs.
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

The following table summarizes our operating segments by product category:

Segment	Primary Products	Primary Brands
Innerwear	Basics, including men’s underwear, women’s panties, children’s underwear and socks	Hanes, Champion, Bali, Maidenform, JMS/Just My Size, Polo Ralph Lauren*
	Intimate apparel, such as bras and shapewear	Bali, Maidenform, Playtex, Hanes, JMS/Just My Size

Activewear	T-shirts, fleece, sport shirts, performance T-shirts and shorts, sports bras, thermals and teamwear	Champion, Hanes, Alternative, Gear for Sports, JMS/Just My Size, Hanes Beefy-T

International	Activewear, men’s underwear, women’s panties, children’s underwear, intimate apparel, socks, hosiery and home goods
Champion, Bonds, DIM, Sheridan, Lovable, Bras N Things, Hanes, Nur Die/Nur Der, Playtex, Wonderbra, Berlei, Maidenform, Abanderado, Rinbros, Shock Absorber, Explorer, Zorba, Sol y Oro, Polo Ralph Lauren*

*	Brand used under a license agreement.
Innerwear
Our Innerwear segment includes core apparel products, such as men’s underwear, women’s panties, children’s underwear, socks and intimate apparel, sold in the United States, under well-known brands that are trusted by consumers. We are the intimate apparel category leader in the United States with our Hanes, Bali, Maidenform, Playtex, and JMS/Just My Size brands, and we are also the leading manufacturer and marketer of men’s underwear and children’s underwear in the United States under the Hanes, Champion and Polo Ralph Lauren brands. During 2019, net sales from our Innerwear segment were $2.3 billion, representing approximately 33% of total net sales.
Activewear
Our Activewear segment includes activewear products, such as T-shirts, fleece, performance apparel, sport shirts and thermals, sold in the United States. We are a leader in the activewear market through our Champion, Hanes, Alternative, and JMS/Just My Size brands, where we sell products such as T-shirts and fleece to both retailers and wholesalers. We also license our Champion name for footwear and sports accessories. In 2017, we expanded our activewear offerings with the acquisition of the Alternative brand, a better basics lifestyle brand for men and women as we continue our shift to higher margin products. In our American Casualwear business, we supply our T-shirts, sport shirts and fleece products, including brands such as Hanes, Champion, Alternative and Hanes Beefy-T, to customers, primarily wholesalers, who then resell to the embellishment channel, and the consumer-directed channel. We sell licensed logo apparel in the mass retail channel and in collegiate bookstores and other channels under our Champion, Gear for Sports, Knights Apparel and Alternative Apparel brands. During 2019, net sales from our Activewear segment were $1.9 billion, representing approximately 27% of total net sales.
International
Our International segment includes innerwear, activewear, hosiery and home goods products, sold outside of the United States, that are primarily marketed under the Champion, Bonds, DIM, Sheridan, Lovable, Bras N Things, Hanes, Nur Die/Nur Der, Playtex, Wonderbra, Berlei, Maidenform, Abanderado, Rinbros, Shock Absorber, Explorer, Zorba, Sol y Oro, Polo Ralph Lauren, and Bellinda brands. Our Innerwear brands are market leaders across Australia and Western and Central Europe. In the intimate apparel category, we hold the number one market share in Australia and the number two market share in France and Italy. We are also the category leader in men’s underwear in Australia, France and Spain, and in hosiery in France and Germany. During 2019, net sales from our International segment were $2.5 billion, representing approximately 36% of total net sales and included sales primarily in Europe, Australasia, Asia, Latin America, Canada, the Middle East and Africa. Our largest international markets are Europe, Australasia, Japan, Canada, China, Mexico and South Korea.

The following table summarizes our brands and product categories sold within each international region:

International Country/Region	Primary Products	Primary Brands
Australasia	Basics, including men’s underwear, women’s panties, children’s underwear and socks	Bonds, Explorer
	Intimate apparel, such as bras and shapewear	Bonds, Bras N Things, Berlei
	Activewear	Champion
	Home goods	Sheridan

Europe	Basics, including men’s underwear, women’s panties, children’s underwear and socks	DIM, Nur Die/Nur Der, Abanderado, Bellinda
	Intimate apparel, such as bras and shapewear	DIM, Playtex, Lovable, Wonderbra, Maidenform, Shock Absorber
	Hosiery	DIM, Nur Die/Nur Der, Bellinda
	Activewear	Champion

Asia	Basics, including men’s underwear, women’s panties, children’s underwear and socks	Hanes, Champion, Polo Ralph Lauren*
	Intimate apparel, such as bras and shapewear	Playtex, Wonderbra
	Activewear	Champion

Americas (excluding the United States)	Basics, including men’s underwear, women’s panties, children’s underwear and socks	Hanes, Rinbros, Zorba
	Intimate apparel, such as bras and shapewear	Wonderbra, Sol y Oro

*	Brand used under a license agreement.
Customers and Distribution Channels
Our products are distributed through two main channels: indirectly through our third-party brick-and-mortar wholesale customers and directly through consumer-directed sales. Third-party brick-and-mortar wholesale revenue is primarily generated by sales of our products to retailers to support their brick-and-mortar operations, as well as by royalty revenue from licensing agreements. Consumer-directed revenue is primarily generated by sales to individual consumers through our own stores or e-commerce platforms, which include both our owned sites and the sites of our retail customers. In 2019, approximately 76% of our total net sales were to third-party brick-and-mortar customers and 24% of our total net sales were consumer-directed.
In 2019, approximately 64% of our total net sales were in the United States and approximately 36% were outside the United States. Within the United States, approximately 82% of our net sales were wholesale sales to retailers and wholesalers and 18% were consumer-directed. We have well-established relationships with some of the largest apparel retailers in the world. Our largest customers are Wal-Mart Stores, Inc. (“Wal-Mart”) and Target Corporation (“Target”), accounting for 14% and 11%, respectively, of our total net sales in 2019. As is common in the basic apparel industry, we generally do not have purchase agreements that obligate our customers to purchase our products. However, the majority of our key customer relationships have been in place for 10 years or more. Wal-Mart and Target are our only customers with sales that exceeded 10% of our total net sales in 2019, with substantially all Wal-Mart and Target sales reported within our Innerwear and Activewear segments.
Sales to mass merchants in the United States accounted for approximately 23% of our total net sales in 2019 and included all of our product categories under our Hanes, Champion, Playtex, Maidenform and JMS/Just My Size brands, as well as licensed logo apparel. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Wal-Mart and Target. Our largest mass merchant customer is Wal-Mart, which accounted for approximately 14% of our total net sales in 2019.
Sales to mid-tier and department stores in the United States accounted for approximately 7% of our total net sales in 2019. Mid-tier stores target a higher-income consumer than mass merchants, focus more on sales of apparel items rather than other consumer goods such as grocery and drug products and are characterized by large retailers such as Kohl’s Corporation and J.C. Penney Company, Inc. We sell all of our product categories in mid-tier stores. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than mid-tier stores or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s, Inc. and Belk, Inc. We sell products in our intimate apparel, underwear, socks, hosiery and activewear categories through department stores.
Consumer-directed sales in the United States accounted for approximately 12% of our total net sales in 2019. We sell products that span across the Innerwear and Activewear product categories in the e-commerce environment through our owned e-commerce websites and through pure play e-commerce sites, such as Amazon.com (“Amazon”). We also sell a range of our products through our retail and value-based outlet stores, as well as through the e-commerce sites of our brick-and-mortar retail customers.
Sales to other customers in the United States represented approximately 22% of our total net sales in 2019. We sell T-shirts, golf and sport shirts and fleece sweatshirts to wholesalers and third-party embellishers primarily under our Hanes, Champion and Hanes Beefy-T brands. We also sell a significant range of our underwear, activewear and socks products under the Champion brand to wholesale clubs, such as Costco Wholesale Corporation, and sporting goods stores, such as DICK’S Sporting Goods Inc. We sell primarily legwear and underwear products under the Hanes and L’eggs brands to food, drug and variety stores. We also sell licensed logo apparel in collegiate bookstores. We sell products that span across our Innerwear and Activewear segments to the United States military for sale to servicemen and servicewomen and through discount retailers, such as the Dollar General Corporation.
Internationally, approximately 65% of our net sales were wholesale sales to retailers and 35% of our net sales were consumer-directed sales through our owned retail stores and e-commerce sites. For more information about our sales on a geographic basis, see Note, “Geographic Area Information,” to our consolidated financial statements.
Manufacturing, Sourcing and Distribution
During 2019, approximately 70% of the apparel units we sold were from finished goods manufactured through a combination of facilities we own and operate, and facilities owned and operated by dedicated third-party contractors who perform some of the steps in the manufacturing process for us, such as dyeing, cutting and/or sewing. We sourced the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. In making decisions about the location of manufacturing operations and third-party sources of supply, we consider a number of factors, including labor, local operating costs, geopolitical factors, product quality, regional infrastructure, applicable quotas and duties and freight costs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.
Finished Goods That Are Manufactured by Hanesbrands
The manufacturing process for the finished goods that we manufacture begins with raw materials we obtain from suppliers. The principal raw materials in our product categories are cotton and synthetics. Cotton and synthetic materials are typically spun into yarn by our suppliers, which is then knitted into cotton, synthetic and blended fabrics. We source all of our yarn requirements from large-scale domestic and international suppliers. To a lesser extent, we purchase fabric from several domestic and international suppliers in conjunction with our scheduled production. In addition to cotton yarn and cotton-based textiles, we use thread, narrow elastic and trim for product identification, buttons, zippers, snaps and lace. These fabrics are cut and sewn into finished products, either by us or by third-party contractors. We currently operate 40 manufacturing facilities. Most of our cutting and sewing operations are strategically located in Asia, Central America and the Caribbean Basin. Alternate sources of these materials and services are readily available.
Finished Goods That Are Manufactured by Third Parties
In addition to our own manufacturing capabilities, we also source finished goods from third-party manufacturers, also referred to as “turnkey products.” Many of these turnkey products are sourced from international suppliers by our strategic sourcing hubs in Asia.
All contracted and sourced manufacturing must meet our high-quality standards. Further, all contractors and third-party manufacturers must be preaudited and adhere to our strict supplier and business practices guidelines. These requirements provide strict standards that, among other things, cover hours of work, age of workers, health and safety conditions, freedom of association and conformity with local laws (including wage and hour laws) and Hanesbrands’ standards. Each new supplier must be inspected and agree to comprehensive compliance terms prior to commencing any production on our behalf. We audit compliance with these standards against our 265 question, scored audit protocol using both internal and external audit teams. We are also a fully accredited participating company in the Fair Labor Association. For more information, visit www.HanesForGood.com.

Distribution
As of December 28, 2019, we distributed our products from 47 distribution centers. These facilities include 15 facilities located in the United States and 32 facilities located outside the United States, primarily in regions where we sell our products. We internally manage and operate 32 of these facilities, and we use third-party logistics providers who operate the other 15 facilities on our behalf. International distribution operations use a combination of third-party logistics providers, as well as owned and operated distribution operations, to distribute goods to our various international markets.
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
Product Innovation and Marketing
A significant component of our margin-enhancing Innovate-to-Elevate strategy is our strong product research and development and innovation capabilities, including the development of new and improved products, including our Tagless apparel platform, Comfort Flex Fit apparel platform, ComfortBlend fabric platform, temperature-control X-Temp fabric platform, FreshIQ advanced odor protection technology fabric platform, SmoothTec fabric technology, Cool Comfort fabric technology and DreamWire underwire technology .
Driving innovation platforms across brands and categories is a major element of our Innovate-to-Elevate strategy as it is designed to meet key consumer needs and leverage advertising dollars. During 2019, our advertising and promotion expense was approximately $164 million, representing 2% of our total net sales. We advertise in consumer and trade publications, television and through digital initiatives including social media, online video and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media and television. During 2019, to enhance and support the growth of our brands, we increased the investment in our brands by approximately $30 million as compared to 2018. Brand investment includes costs such as advertising, marketing and other costs associated with supporting brand growth.
Competition
The basic apparel market is highly competitive and rapidly evolving. Competition generally is based upon brand, comfort, fit, style and price. Our businesses face competition today from other large domestic and foreign corporations and manufacturers. In the United States, Fruit of the Loom, Inc., a subsidiary of Berkshire Hathaway Inc., competes with us across our Innerwear and Activewear segments through its own offerings and those of its Russell Corporation and Vanity Fair Intimates offerings. Other competitors in our Innerwear segment include L Brands Inc.’s Victoria’s Secret brand and Jockey International, Inc. Other competitors in our Activewear segment include Gildan Activewear, Inc. and Gap Inc. Large European intimate apparel distributors such as Triumph International and Calzedonia S.p.A Group, as well as international activewear retailers such as Nike, Adidas, Puma, Under Armour and Converse, compete with us in our International segment. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, mass merchant retailers, department stores and other retailers, including many of our customers, market and sell basic apparel products under private labels and controlled brands that compete directly with our brands. Our competitive strengths include our strong brands with leading market positions, our industry-leading innovation, our high-volume, core products focus, our significant scale of operations, our global supply chain and our strong customer relationships. We continually strive to improve in each of these areas.
Intellectual Property
We market our products under hundreds of our own trademarks in the United States and other countries around the world, the most widely recognized of which are Hanes, Champion, C9 Champion, Bonds, DIM, Maidenform, Bali, Playtex, Sheridan, Lovable, Bras N Things, Nur Die/Nur Der, Alternative, L’eggs, JMS/Just My Size, Wonderbra, Berlei, Gear for Sports, Abanderado, Rinbros, Shock Absorber, Explorer and Zorba. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear, and licensed apparel for a number of colleges and universities, including the University of Georgia and the University of North Carolina at Chapel Hill.
Some of our trademarks are licensed to third parties, such as Champion for athletic-oriented accessories. In the United States and Canada, the Playtex trademark is owned by Playtex Marketing Corporation, of which we own a 50% interest and which grants to us a perpetual royalty-free license to the Playtex trademark on and in connection with the sale of apparel in the United States and Canada. Outside the United States and Canada, we own the Playtex trademark and perpetually license such trademark to an unaffiliated third party for non-apparel products. We own the Berlei trademark in Australia, New Zealand, South Africa and a limited number of smaller jurisdictions. Apart from these jurisdictions, the Berlei trademark is owned by an unaffiliated third party in most major markets, including Japan, China, the United States and the European Union. Our trademarks are important to our marketing efforts and have substantial value.
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
We are also subject to various domestic and international laws and regulations relating to generating emissions, water discharges, waste, product and packaging content and workplace safety. Noncompliance with these laws and regulations may result in substantial monetary penalties and criminal sanctions. We are aware of hazardous substances or petroleum releases at certain of our facilities and are working with the relevant environmental authorities to investigate and address such releases. We also have been identified as a “potentially responsible party” at certain waste disposal sites in the United States undergoing investigation and cleanup under the federal Comprehensive Environmental Response, Compensation and Liability Act (commonly known as Superfund) or state Superfund equivalent programs. Where we have determined that a liability has been incurred and the amount of the loss can reasonably be estimated, we have accrued amounts on our balance sheet for losses related to these sites. Compliance with environmental laws and regulations and our remedial environmental obligations historically have not had a material impact on our operations, and we are not aware of any proposed regulations or remedial obligations that could trigger significant costs or capital expenditures in connection with such compliance.
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
Hanesbrands earned a leadership level A- score for the second consecutive year in the CDP Climate Change Report and has been a U.S. Environmental Protection Agency Energy Star Sustained Excellence Award winner for ten consecutive years. We are members of the Fair Labor Association, the Sustainable Apparel Coalition, The Sustainability Consortium and the Corporate Eco Forum, and we have been recognized for our socially responsible business practices by such organizations as the U.S. Environmental Protection Agency Energy Star program, social compliance rating group Free2Work, the United Way, Corporate Responsibility magazine and others.
We have also made significant progress towards our goals for significant reductions in energy use, carbon dioxide emissions and water use by 2020. Since 2007, we have reduced our energy consumption by 23%, decreased carbon dioxide emissions by 36% and cut water usage by 31%, and we have shifted 41% of our total energy consumption to renewable sources. Hanesbrands has also achieved a landfill diversion rate of 86%, recycling more than 107 million pounds of fabric-cut parts, corrugate, plastic and other materials. Based on these accomplishments, we are setting even more ambitious goals for environmental performance over the next decade.
We pride ourselves on listening to stakeholders outside our company and reacting quickly and responsibly if issues emerge. We hope to continue making a positive and lasting contribution to our world in the years to come. More information about our Hanes for Good corporate responsibility initiatives may be found at www.HanesForGood.com.
Employees
As of December 28, 2019, we had approximately 63,000 employees, approximately 8,000 of whom were located in the United States. As of December 28, 2019, less than 20 employees in the United States were covered by collective bargaining agreements. A significant portion of our employees based in foreign countries are represented by works councils or unions or are subject to trade-sponsored or governmental agreements. We believe our relationships with our employees are good.

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
Any inadequacy, interruption, integration failure or security breach with respect to our information technology could harm our ability to effectively operate our business and have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Hackers and data thieves are increasingly sophisticated and operate large-scale and complex attacks that may include computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks and large-scale automated attacks, phishing, social engineering, hacking and other cyber-attacks. Any breach of our network or databases, or those of our third-party providers, may result in the loss of valuable business data, misappropriation of our consumers’ or employees’ personal information, or a disruption of our business, which could give rise to unwanted media attention, impair our ability to order materials, make and ship orders, and process payments, materially damage our customer relationships and reputation, and result in lost sales, fines or lawsuits.
Moreover, there are numerous laws and regulations regarding privacy and the storage, sharing, use, processing, transfer, disclosure and protection of personal data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between states within a country or between countries. For example, the General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and has resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the European Union and European Economic Area. Under GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, can be imposed for violations. We have significant operations in the European Economic Area and are subject to the GDPR. The GDPR imposes several stringent requirements for controllers and processors of personal data and could make it more difficult and/or more costly for us to use and share personal data. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the European Union, the United Kingdom government has initiated a process to leave the European Union. This has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with GDPR and how data transfers to and from the United Kingdom will be regulated. In addition, California recently adopted the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020, and limits how we may collect and use personal data. The effects of the CCPA potentially are far-reaching, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Non-compliance with these laws could result in penalties or significant legal liability. Although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of a data security incident. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings, and potentially significant monetary penalties, against us by governmental entities or others, damage to our reputation and credibility, and could have a negative impact on revenues and profits.
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
A growing percentage of our total revenues (approximately 36% in 2019) is derived from markets outside the United States. We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our raw materials, pay a portion of our wages and make other payments to participants in our supply chain in foreign currencies. As a result, when the U.S. dollar weakens against any of these currencies, our cost of sales could increase substantially. Outside the United States, we may pay for materials or finished products in U.S. dollars, and in some cases a strengthening of the U.S. dollar could effectively increase our costs where we use foreign currency to purchase the U.S. dollars we need to make such payments. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of operating results and financial position of our foreign subsidiaries.
We use forward foreign exchange contracts, cross-currency swap contracts and nonderivative financial instruments to hedge material exposure to adverse changes in foreign currency exchange rates. However, no hedging strategy can completely insulate us from foreign exchange risk.

We rely on a relatively small number of customers for a significant portion of our sales, and the loss of or material reduction in sales to any of our top customers could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In 2019, our top 10 customers accounted for approximately 40% of our total net sales and our top two customers, Wal-Mart and Target, accounted for 14% and 11% of our total net sales, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Moreover, our top customers are the largest market participants in our primary distribution channels across all of our product lines. We generally do not enter into purchase agreements that obligate our customers to purchase our products, and as a result, most of our sales are made on a purchase order basis. A decision by any of our top customers to significantly decrease the volume of products purchased from us could substantially reduce revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if any of our customers devote less selling space to apparel products, our sales to those customers could be reduced even if we maintain our share of their apparel business. Any such reduction in apparel selling space could result in lower sales and our business, results of operations, financial condition and cash flows may be adversely affected.
Our operations in international markets, and our earnings in those markets, may be affected by legal, regulatory, political and economic risks.
During 2019, net sales from our International segment were $2.5 billion, representing approximately 36% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption.
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
The recent imposition of tariffs and/or increase in tariffs on various products by the United States and other countries have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the United States and other countries. Furthermore, it is possible that other forms of trade restriction, including tariffs, quotas and customs restrictions, will be put into place in the United States or in countries from which we source our materials or finished products.  We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. Any of these actions, if ultimately enacted, could adversely affect our results of operations or profitability. Further, any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations.
In addition, the ongoing negotiations surrounding the United Kingdom’s exit from the European Union (“Brexit”) have yet to provide clarity on what the outcome will be for the United Kingdom or Europe. Changes related to Brexit could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The uncertainty surrounding the terms of the United Kingdom’s withdrawal and its consequences could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.
We have a complex multinational tax structure, and changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could impact our capital deployment strategy and adversely affect our results.
We have a complex multinational tax structure with multiple types of intercompany transactions, and our allocation of profits and losses among us and our subsidiaries through our intercompany transfer pricing agreements is subject to review by the Internal Revenue Service and other tax authorities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. We are continuously evaluating our capital allocation strategies in an effort to maximize shareholder value, which includes maintaining appropriate debt to earnings ratios, and as a result there may be times where we need to reevaluate our plans to permanently reinvest certain unremitted foreign earnings which may increase or decrease our income tax expense during periods of change. In addition, we are also subject to the continuous examination of our income tax returns and related transfer pricing documentation by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Additionally, changes in tax laws, regulations, future jurisdictional profitability of us and our subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, as well as our capital deployment strategy, which could adversely affect our results of operations.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revised United States corporate income tax law by, among other things, reducing the corporate income tax rate to 21%, introducing a new minimum tax on global intangible low-taxed income (“GILTI”) and implementing a modified territorial tax system that included a one-time transition tax on deemed repatriated earnings from foreign subsidiaries. In the fourth quarter of 2018, we completed our accounting as it relates to the enactment of the Tax Act pursuant to the guidance set forth in Staff Accounting Bulletin No. 118 (“SAB 118”) and accounted for the tax provisions of the Tax Act which became effective in 2018. The actual impact of the Tax Act may differ from amounts recorded to date as further guidance and regulations continue to be issued to further clarify and help taxpayers interpret various components of the Tax Act.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the direction of our Chief Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures and internal control over financial reporting. As a result of this evaluation, management identified control deficiencies that constituted a material weakness in our internal control over financial reporting with respect to the accounting for the existence and accuracy of income taxes. Because of this material weakness identified in 2019, our management concluded that we did not maintain effective internal control over financial reporting as of December 28, 2019.

As described in Management’s Report on Internal Control Over Financial Reporting, this material weakness resulted in a revision to our annual and interim consolidated financial statements in 2018 and 2017 and our interim financial statements in 2019. Accordingly, impacted financial statements have been revised in this Annual Report on Form 10-K.
Management has and will continue to enhance its internal control over financial reporting, which is expected to include refinements and enhancements to the design and operation of our controls related to income taxes. Enhancements made to certain of our controls related to income taxes during 2019 contributed to the identification of the errors which impacted prior periods that have been corrected as disclosed in Item 8 of this Annual Report on Form 10-K.  The Company intends to implement these enhancements to the design and operation of our controls during 2020. However, the material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We will monitor the effectiveness of the remediation plan and will refine the remediation plan, as needed. Until remediated, this material weakness could result in future errors to our financial statements. However, we can give no assurance that the measures we take will remediate the material weakness or that additional material weaknesses will not arise in the future. Any failure to remediate the material weakness, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.
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
Many of our brands have worldwide recognition, and our financial success is directly dependent on the success of our brands. The success of a brand can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Our results could also be negatively impacted if one of our brands suffers substantial harm to its reputation due to a significant product recall, product-related litigation or the sale of counterfeit products. Brand value could diminish significantly due to a number of factors, including changing consumer attitudes regarding social issues and consumer perception that we have acted in an irresponsible manner. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative or inaccurate postings or comments on social media or networking websites about the Company, its practices or one of its brands could generate adverse publicity that could damage the reputation of our brands.
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
We purchase all of the raw materials used in our self-manufactured products and our sourced finished goods from a limited number of third-party suppliers and manufacturers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third-party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third-party suppliers or manufacturers experience financial difficulties that they are not able to overcome resulting from worldwide economic conditions, production problems, difficulties in sourcing raw materials, lack of capacity or transportation disruptions, or if for these or other reasons they raise the prices of the raw materials or finished products we purchase from them. The magnitude of this risk depends upon the timing of any interruptions, the materials or products that the third-party manufacturers provide and the volume of production.
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
Our business is subject to federal, state, local and international laws, rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the False Claims Act, the U.S. Employee Retirement Income Security Act, the Global Data Protection Regulation, securities laws, import and export laws (including customs regulations), unclaimed property laws and many others. We cannot provide assurance our internal controls will always protect us from the improper conduct of our employees, agents and business partners. Any violations of law or improper conduct could damage our reputation and, depending on the circumstances, subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could have a material adverse impact on our business prospects, financial condition, results of operations, cash flows, and the market value of our stock.
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
As of December 28, 2019, we had approximately $1.2 billion of goodwill and $1.5 billion of trademarks and other identifiable intangibles on our balance sheet, which together represent 37% of our total assets. No impairment was identified in 2019. Changes in the future outlook of a business unit could result in an impairment loss, which could have a material adverse effect on our results of operations and financial condition.
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
We have a complex global supply chain and distribution network that supports our ability to consistently provide our products to our customers. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, tsunami, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other systems and operations. Climate change serves as a risk multiplier increasing both the frequency and severity of natural disasters that may affect our worldwide business operations. Therefore, forecasting disruptive events and building additional resiliency into our operations accordingly will become an increasing business imperative.
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
Our balance sheet includes a significant amount of deferred tax assets. Changes in our effective tax rate or tax liability may adversely affect our operating results.
As of December 28, 2019, we had approximately $95 million of net deferred tax assets on our balance sheet, which represents approximately 1% of our total assets. Deferred tax assets relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income). The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax benefits will not be realized. Changes in effective tax rates and the assumptions and estimates we have made, as well as our ability to generate sufficient future taxable income in certain jurisdictions, could result in a write down of deferred tax assets or otherwise materially affect our tax obligations or effective tax rate, which could negatively affect our financial condition and results of operations.
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
We had approximately 63,000 employees worldwide as of December 28, 2019, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to United States or foreign employment regulations.
We had approximately 63,000 employees worldwide as of December 28, 2019. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. Approximately 55,000 of those employees were outside of the United States. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
In addition, less than 20 of our employees in the United States and a significant number of our international employees are members of labor organizations or are covered by collective bargaining agreements. If there were a significant increase in the number of our employees who are members of labor organizations or become parties to collective bargaining agreements, we would become vulnerable to a strike, work stoppage or other labor action by these employees that could have an adverse effect on our business.
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
Our indebtedness primarily includes (i) a $1.0 billion revolving loan facility (the “Revolving Loan Facility”), a $750 million term loan a facility (the “Term Loan A”), a $500 million term loan b facility (the “Term Loan B”) and an A$65 million Australian revolving loan facility (the “Australian Revolver” and together with the Revolving Loan Facility, the Term Loan A and the Term Loan B, the “Senior Secured Credit Facility”), (ii) our $900 million 4.625% Senior Notes due 2024 (the “4.625% Senior Notes”) and our $900 million 4.875% Senior Notes due 2026 (the “4.875% Senior Notes”), (iii) our €500 million 3.5% Senior Notes due 2024 (the “3.5% Senior Notes” and together with the 4.625% Senior Notes and the 4.875% Senior Notes, the “Senior Notes”), and (iv) and up to $300 million accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) and (v) a €100 million European revolving loan facility (the “European Revolving Loan Facility”).
The Senior Secured Credit Facility contains restrictions that affect, and in some cases significantly limit or prohibit, among other things, our ability to borrow funds, pay dividends or make other distributions, make investments, engage in transactions with affiliates, or create liens on our assets. Covenants in the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility require us to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization), or leverage ratio. The indentures governing the Senior Notes also restrict our ability to incur additional secured indebtedness in an amount that exceeds the greater of (a) $3.0 billion or (b) the amount that would cause our consolidated secured net debt ratio to exceed 3.25 to 1.00, as well as certain other customary covenants and restrictions. These restrictions and covenants could limit our ability to obtain additional capital in the future to fund capital expenditures or acquisitions, meet our debt payment obligations and capital commitments, fund any operating losses or future development of our business affiliates, obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize our assets or conduct other necessary or prudent corporate activities. Any failure to comply with these covenants and restrictions could result in an event of default that accelerates the maturity of our indebtedness and increases the interest rate on the outstanding principal amount under such facilities, resulting in an adverse effect on our business.
The lenders under the Senior Secured Credit Facility have received a pledge of substantially all of our existing and future direct and indirect subsidiaries, with certain customary or agreed-upon exceptions for certain foreign subsidiaries and certain other subsidiaries. Additionally, these lenders generally have a lien on substantially all of our assets and the assets of our U.S. subsidiaries and certain other foreign subsidiaries, with certain exceptions. The financial institutions that are party to the

Accounts Receivable Securitization Facility have a lien on certain of our domestic accounts receivable. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the Senior Secured Credit Facility, the lenders under that facility will be entitled to foreclose on substantially all of our assets and, at their option, liquidate these assets, and if we fail to meet our repayment or other obligations under the Accounts Receivable Securitization Facility, the secured parties under that facility will be entitled to take control of our accounts receivable pledged to them and all collections on those receivables, and direct our obligors to make payment on such receivables directly to the secured parties, which in each case would adversely impact the operations of our business.
Our Revolving Loan Facility, Term Loan A, Term Loan B and European Revolving Loan Facility bear interest based on the London Interbank Offered Rate (“LIBOR”). Any changes in regulatory standards or industry practices, such as the contemplated transition away from LIBOR as a benchmark reference for short-term interests may result in the usage of a higher reference rate for our variable rate debt.
Market returns could have a negative impact on the return on plan assets for our pension, which may require significant funding.
The plan assets of our pension plans, which had a return of approximately 15% during 2019 and a loss of approximately 5% during 2018, are invested mainly in domestic and international equities, bonds, hedge funds and real estate. We are unable to predict the variations in asset values or the severity or duration of any disruptions in the financial markets or adverse economic conditions in the United States, Europe and Asia. The funded status of these plans, and the related cost reflected in our consolidated financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 91% funded as of December 28, 2019. Any downward pressure on the asset values of these plans may require us to fund obligations earlier than we had originally planned, which would have a negative impact on cash flows from operations.
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
Our charter permits our Board of Directors, with the approval of a majority of the entire Board and without stockholder approval, to amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue. In addition, our Board of Directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and other terms and conditions of the classified or reclassified shares. Our Board of Directors could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. Our charter also provides that a director may be removed at any time, but only for cause, as defined in our charter, and then only by the affirmative vote of at least two thirds of the votes entitled to be cast generally in the election of directors. We have also elected to be subject to certain provisions of Maryland law that provide that any and all vacancies on our Board of Directors may only be filled by the affirmative vote of a majority of our remaining directors in office, even if they do not constitute a quorum, and that any director elected to fill a vacancy shall serve for the remainder of the full term of the directorship in which the vacancy occurred. Under Maryland law, our Board of Directors also is permitted, without stockholder approval, to implement a classified board structure at any time.
Our bylaws provide that nominations of persons for election to our Board of Directors and the proposal of business to be considered at a stockholders meeting may be made only in the notice of the meeting, by or at the direction of our Board of

Directors or by a stockholder who was a stockholder of record both at the time of giving notice by the stockholder in accordance with the advance notice procedures of our bylaws and at the time of the annual meeting, who is entitled to vote at the meeting and has complied with the advance notice procedures of our bylaws. Also, under Maryland law, business combinations between us and an interested stockholder or an affiliate of an interested stockholder, including mergers, consolidations, share exchanges or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. An interested stockholder includes any person who beneficially owns 10% or more of the then-outstanding voting power of our stock or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the then-outstanding voting power of our stock. A person is not an interested stockholder under the statute if our Board of Directors approved in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, our Board of Directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our Board. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our Board of Directors and approved by two supermajority votes or our common stockholders must receive a minimum price, as defined under Maryland law, for their shares. The statute permits various other exemptions from its provisions.
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

Name	Age	Positions
Gerald W. Evans, Jr.	60	Chief Executive Officer
M. Scott Lewis	49	Interim Chief Financial Officer, Chief Accounting Officer and Controller
Joia M. Johnson	59	Chief Administrative Officer, General Counsel and Corporate Secretary
Michael E. Faircloth	54	Group President, Global Operations, American Casualwear and E-Commerce
W. Howard Upchurch	55	Group President, Innerwear Americas
David L. Bortolussi	50	Group President, Innerwear International
Jonathan Ram	52	Group President, Global Activewear
Gerald W. Evans, Jr. has served as the Chief Executive Officer of the Company since 2016. From 2013 until 2016, Mr. Evans served as Chief Operating Officer of the Company. From 2011 until 2013, Mr. Evans served as Co-Chief Operating Officer of the Company. Prior to his appointment as Co-Chief Operating Officer, Mr. Evans served as our Co-Operating Officer, President International, from 2010 until 2011. From 2009 until 2010, he was our President, International Business and Global Supply Chain. From 2008 until 2009, he served as our President, Global Supply Chain and Asia Business Development. From 2006 until 2008, he served as Executive Vice President, Chief Supply Chain Officer. From 2005 until 2006, Mr. Evans served as a Vice President of Sara Lee Corporation (“Sara Lee”), a consumer goods company, and as Chief Supply Chain Officer of Sara Lee Branded Apparel. Mr. Evans served as President and Chief Executive Officer of Sara Lee Sportswear and Underwear from 2003 until 2005 and as President and Chief Executive Officer of Sara Lee Sportswear from 1999 to 2003. Mr. Evans currently serves on the Board of Directors of Valvoline Inc.
M. Scott Lewis has served as the Company’s Interim Chief Financial Officer since January 9, 2020 and as Chief Accounting Officer and Controller since 2015. Mr. Lewis joined the Company in 2006 as Director, External Reporting and was promoted in 2011 to Vice President, External Reporting, promoted in 2013 to Vice President, Financial Reporting and Accounting, and promoted in December 2013 to Vice President, Tax. Prior to joining the Company, Mr. Lewis served as senior manager with the accounting, audit and tax consulting firm KPMG.
Joia M. Johnson has served as our Chief Administrative Officer since 2016 and as our Chief Legal Officer, General Counsel and Corporate Secretary since 2007. From 2000 until 2007, Ms. Johnson served as Executive Vice President, General

Counsel and Corporate Secretary of RARE Hospitality International, Inc., an owner, operator and franchisor of national chain restaurants acquired by Darden Restaurants, Inc. in 2007. Ms. Johnson currently serves on the Board of Directors of Global Payments Inc.
Michael E. Faircloth has served as our Group President, Global Operations, American Casualwear and E-Commerce since September 2019. He served as our Group President, Global Supply Chain, Information Technology and E-Commerce from 2018 to 2019, as our President, Chief Global Supply Chain and Information Technology Officer from 2014 to 2017 and as our Chief Global Operations Officer (a position previously known as President, Chief Global Supply Chain Officer) from 2010 to 2014. Prior to his appointment as Chief Global Operations Officer, Mr. Faircloth served as our Senior Vice President, Supply Chain Support from 2009 to 2010, as our Vice President, Supply Chain Support from March 2009 to September 2009 and as our Vice President of Engineering & Quality from 2006 to 2009. Prior to the completion of the Company’s spin off from Sara Lee, Mr. Faircloth served as Vice President, Industrialization of Sara Lee.
W. Howard Upchurch has served as our Group President, Innerwear Americas (a position previously known as President, Innerwear) since 2011. Prior to 2011, Mr. Upchurch served as our Executive Vice President and General Manager, Domestic Innerwear from 2008 until 2010 and as our Senior Vice President and General Manager, Intimate Apparel from 2006 until 2007. Prior to the completion of the Company’s spin off from Sara Lee, Mr. Upchurch served as President of Sara Lee Intimates and Hosiery.
David L. Bortolussi has served as our Group President, Innerwear International since April 2019. He served as President and Managing Director, Hanes Australasia since the acquisition of Pacific Brands Limited (“Pacific Brands”), a consumer goods company, by the Company in 2016. Prior to that time, Mr. Bortolussi served as Chief Executive Officer of Pacific Brands from 2014 to 2016 and as Chief Financial and Operating Officer of Pacific Brands from 2009 to 2014. Prior to that time, Mr. Bortolussi was the Chief Strategy Officer at Foster’s Group and held senior consulting roles with McKinsey & Company and PricewaterhouseCoopers.
Jonathan Ram has served as our Group President, Global Activewear since 2018. Prior to joining the Company, he served as executive vice president, North America, for New Balance Athletics, Inc. (“New Balance”), an athletic footwear manufacturer and marketer. He joined New Balance in 2002, serving in various positions including vice president and managing director for Europe, the Middle East, Africa, and Mexico. Earlier, Mr. Ram held positions with Roots Ltd., National Basketball Association Entertainment Inc., Richmont Apparel Corporation, National Hockey League Players’ Association, and Major League Baseball Properties, Inc.

Item 2.	Properties
We own and lease properties supporting our administrative, manufacturing, distribution and direct outlet activities. As of December 28, 2019, we owned and leased properties in 39 countries, including 40 manufacturing facilities and 47 distribution centers, as well as office facilities. The leases for these properties expire between 2020 and 2057, with the exception of some seasonal warehouses that we lease on a month-by-month basis. As of December 28, 2019, we also operated 244 retail and direct outlet stores in the United States and the Commonwealth of Puerto Rico and 754 retail and outlet stores internationally, most of which are leased under five-year, renewable lease agreements and several of which are leased under 10-year agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.
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
Our products are manufactured through a combination of facilities we own and operate and facilities owned and operated by third-party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We source the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. Our largest manufacturing facilities include an approximately 1.1 million square-foot owned facility located in San Juan Opico, El Salvador, an approximately 660,000 square-foot owned facility located in Cadca, Slovakia and an approximately 600,000 square-foot owned facility located in Bonao, Dominican Republic. We distribute our products from 47 distribution centers. These facilities include 15 facilities located in the United States and 32 facilities located outside the United States in regions where we manufacture our products. Our largest distribution facilities include an approximately 1.3 million square-foot leased facility located in Perris, California, an approximately 900,000 square-foot leased facility located in Rural Hall, North Carolina and an approximately 700,000 square-foot owned facility located in Martinsville, Virginia.

The following table summarizes the properties primarily used by our segments as of December 28, 2019:

	Owned Square Feet	Leased Square Feet	Total
Properties by Segment(1)
Innerwear	2,189,131	5,566,506	7,755,637
Activewear	2,458,519	3,446,701	5,905,220
International	2,786,667	4,466,013	7,252,680
Other	303,445	1,064,912	1,368,357
Totals	7,737,762	14,544,132	22,281,894

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
Holders of Record
On January 31, 2020, there were 14,763 holders of record of our common stock.

Issuer Repurchases of Equity Securities
We did not repurchase any of our common stock during the quarter or the year ended December 28, 2019.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative return of the S&P 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested in our common stock and each index on January 3, 2015. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 28, 2019:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
	(amounts in thousands, except per share data)
Plan Category
Equity compensation plans approved by security holders	3,072	$0.96	14,685
Equity compensation plans not approved by security holders	—	—	—
Total	3,072	$0.96	14,685

(1)
The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 8,197 shares available under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) and 6,488 shares available under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006.

(2)
As of December 28, 2019, the Company had 471 outstanding options, warrants and rights that could be exercised for consideration. The weighted average exercise price of outstanding options, warrants and rights excluding those that can be exercised for no consideration is $6.79.

Item 6.	Selected Financial Data
The following table presents our selected historical financial data. The statement of income data for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 and the balance sheet data as of December 28, 2019 and December 29, 2018 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2016 and January 2, 2016 and the balance sheet data as of December 30, 2017, December 31, 2016 and January 2, 2016 has been derived from our consolidated financial statements not included in this Annual Report on Form 10-K.
The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.
The amounts below reflect the revisions of previously issued consolidated financial statements to correct prior period errors as discussed in Note, “Summary of Significant Accounting Policies” and Note, “Revisions of Previously Issued Consolidated Financial Statements” to our consolidated financial statements included in this Annual Report on Form 10-K.

	Years Ended
	December 28, 2019	December 29, 2018(1)	December 30, 2017(1)	December 31, 2016(1)	January 2, 2016(1)
	(in thousands, except per share data)
Statement of Income Data:
Net sales	$6,966,923	$6,803,955	$6,471,410	$6,028,199	$5,731,549
Operating profit	889,730	864,651	736,175	788,364	602,739

Income from continuing operations	$600,720	$539,666	$75,978	$482,475	$420,037
Income (loss) from discontinued operations, net of tax	—	—	(2,097)	2,455	—
Net income	$600,720	$539,666	$73,881	$484,930	$420,037

Earnings (loss) per share — basic:
Continuing operations	$1.65	$1.48	$0.21	$1.26	$1.05
Discontinued operations	—	—	(0.01)	0.01	—
Net income	$1.65	$1.48	$0.20	$1.27	$1.05

Earnings (loss) per share — diluted:
Continuing operations	$1.64	$1.48	$0.21	$1.25	$1.04
Discontinued operations	—	—	(0.01)	0.01	—
Net income	$1.64	$1.48	$0.20	$1.26	$1.04

Dividends per share	$0.60	$0.60	$0.60	$0.44	$0.40

	December 28, 2019	December 29, 2018(1)	December 30, 2017(1)	December 31, 2016(1)	January 2, 2016(1)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$328,876	$433,022	$421,566	$460,245	$319,169
Working capital	1,453,126	1,496,177	1,626,002	1,718,952	1,428,988
Total assets	7,353,986	7,238,240	6,877,241	6,841,926	5,551,203
Noncurrent liabilities:
Long-term debt	3,256,870	3,534,183	3,702,054	3,507,685	2,232,712
Other noncurrent liabilities	1,089,082	785,993	793,110	582,400	586,960
Total stockholders’ equity	1,236,595	872,126	601,463	1,120,113	1,226,542

(1)	Includes the impact of revisions of the consolidated financial statements to correct for errors as noted above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•	2019 Highlights. This section discusses some of the highlights of our performance and activities during 2019.

•
Consolidated Results of Operations and Operating Results by Business Segment. These sections provide our analysis and outlook for the significant line items on our Consolidated Statements of Income, as well as other information that we deem meaningful to an understanding of our results of operations on both a consolidated basis and a business segment basis.

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

•
Recently Issued Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting pronouncements that were adopted during 2019 and that we will be required to adopt in a future period.

The consolidated financial statements for the years ended December 29, 2018 and December 30, 2017 have been revised to correct prior period errors as discussed in Note, “Summary of Significant Accounting Policies” and Note, “Revisions of Previously Issued Consolidated Financial Statements” to our consolidated financial statements included in this Annual Report on Form 10-K. Accordingly, this MD&A reflects the impact of those revisions.

Overview
Our Company
Hanesbrands Inc. is a socially responsible leading marketer of everyday basic innerwear and activewear apparel in the Americas, Europe, Australia and Asia/Pacific under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, DIM, Maidenform, Bali, Playtex, Lovable, Bras N Things, Nur Die/Nur Der, Alternative, L’eggs, JMS/Just My Size, Wonderbra, Berlei and Gear for Sports. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, men’s underwear, children’s underwear, activewear, socks and hosiery. Our brands hold either the number one or number two market position by units sold in many of the product categories and geographies in which we compete.
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
Outlook for 2020
Our 2020 results are expected to be impacted by the exit of our C9 Champion program at a major mass retailer and the exit of our DKNY intimate apparel license. We estimate our 2020 guidance as follows:

•	Net sales of $6.675 billion to $6.775 billion, operating profit of $850 million to $880 million, and net income of $568 million to $595 million;

•	Pre-tax restructuring and other action-related charges of approximately $50 million reflected in operating profit;

•	Interest expense and other expenses of approximately $185 million combined;

•	An annual effective tax rate of approximately 14.5%;

•	Cash flow from operations of $700 million to $800 million; and

•	Capital expenditure investment of approximately $100 million.
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
Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. The cost of cotton used in goods manufactured by us represented only approximately 4% of our cost of sales in 2019. Costs incurred today for materials and labor, including cotton, typically do not impact our results until the inventory is sold approximately six to nine months later.
Inflation can have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Costs incurred for materials and labor are capitalized into inventory and impact our results as the inventory is sold. In addition, a significant portion of our products are manufactured in countries other than the United States and declines in the value of the U.S. dollar may result in higher manufacturing costs. Increases in inflation may not be matched by growth in consumer income, which also could have a negative impact on spending.
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
Our top 10 customers accounted for 40% of our net sales in 2019. Our largest customers in 2019 were Wal-Mart and Target, which accounted for 14% and 11% of total sales, respectively. The increasing bargaining power of retailers can create pricing pressures as our customers grow larger and seek greater concessions in their purchase of our products, while also demanding exclusivity with respect to some of our products. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging retail economic environment. Brands are important in our core categories to drive traffic and project the quality and value our customers demand.
Consumers are increasingly embracing shopping online through e-commerce platforms. As a result, an increasing portion of our revenue across all channels is being generated online through e-commerce platforms. We are continuing to develop and expand our omnichannel capabilities to allow a consumer to use more than one channel when making a purchase, including in-store, at one of our retail or outlet stores or those of our retail partners, online or with a mobile device, through one of our branded websites, the website of one of our retail partners, or an online retailer, such as Amazon. In addition to broadening our assortment of product offerings across all online channels, we are also increasing the proportion of our media budget dedicated to digital marketing.
Foreign Exchange Rates
Changes in exchange rates between the U.S. Dollar and other currencies can impact our financial results in two ways; a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our published financial results. Similar to many multi-national corporations that publish financial results in U.S. Dollars, our revenue and profit earned in local foreign currencies is translated back into U.S. Dollars using an average exchange rate over the representative period. A period of strengthening in the U.S. Dollar results in a negative impact to our published financial results (because it would take more units of a local currency to convert into a dollar). The opposite is true during a period of weakening in the U.S. Dollar. Our biggest foreign currency exposures are the Australian dollar and the Euro. We use cross-currency swap contracts and nonderivative financial instruments to minimize material foreign currency translation exposures.
The transaction impact on financial results is common for apparel companies that source goods because these goods are purchased in U.S. Dollars. The transaction impact from a strengthening U.S. Dollar would have a negative impact to our financial results (because the U.S. Dollar-based costs would convert into a higher amount of local currency units, which means a higher local-currency cost of goods, and in turn, a lower local-currency gross profit). The transaction impact from exchange rates is typically recovered over time with price increases. However, during periods of rapid change in exchange rates; pricing is unable to change quickly enough, therefore we use forward foreign exchange contracts to hedge against our sourcing costs to minimize our exposure to fluctuating exchange rates.
Our Key Business Strategies
Our Innovate-to-Elevate strategy integrates our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher value products while lowering production costs.
The first element of our Innovate-to-Elevate strategy is our brand power. We seek to drive sales growth by consistently offering consumers brands they trust and products with strong value. Our brands have a strong heritage in the basic apparel industry. Our brands hold either the number one or number two market position by units sold in many of the product categories and geographies in which we compete. Internationally, our commercial markets include Europe, Australasia, Japan, Canada, China, Mexico and South Korea, where we expect a substantial amount of gross domestic product growth outside the United States will be concentrated over the next decade. Our ability to react to changing customer needs and industry trends is key to our success. Our design, research and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We seek to leverage our insights into consumer demand in the basic apparel industry to develop new products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. We also support our key brands with targeted, effective advertising and marketing campaigns.
The second element of our Innovate-to-Elevate strategy is platform innovation. We focus on identifying the long-term megatrends that will impact our categories over the next five to 10 years. Once we have identified these trends, we utilize a disciplined big-idea process to put more science into the art of apparel. Our approach to innovation is to focus on big platforms. Our Tagless apparel platform, Comfort Flex Fit apparel platform, ComfortBlend fabric platform, temperature-control X-Temp fabric platform, FreshIQ advanced odor protection technology fabric platform, SmoothTec fabric technology, Cool Comfort fabric technology and DreamWire underwire technology incorporate big-idea innovation to span brands, product categories, business segments, retailer and distribution channels and geographies. We are focused on driving innovation that is margin accretive and that can leverage our supply chain in order to drive further economies of scale.
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
We seek to generate strong cash flow through effectively optimizing our capital structure and managing working capital levels. Our capital allocation strategy is to deploy our significant, consistent cash flow effectively to generate the best long-term returns for our shareholders. Our goal is for our leverage ratio of net debt-to-adjusted EBTIDA to be in a range of 2 to 3 times. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization excluding restructuring and other action-related costs and stock compensation expense. Net debt is defined as total debt less cash and cash equivalents. Our strategy is to use our cash flow from operations to first fund capital investments and dividends. When we are within our targeted leverage range, we intend to use debt for strategic acquisitions and use excess free cash flow, which is defined as cash flow from operations less capital expenditures and dividends, for share repurchases. When we are outside our targeted leverage range, we plan to use excess free cash flow to pay down debt.
Tax Expense
As a global company, we are subject to income taxes and file income tax returns in more than 100 United States and foreign jurisdictions each year. For the year ended December 28, 2019, a substantial majority of our foreign income was earned by our manufacturing and sourcing operations in El Salvador, Hong Kong, Dominican Republic, Honduras, Vietnam and Thailand. The relatively lower effective tax rates in these jurisdictions as a result of favorable local tax regimes and various free trade zone agreements significantly reduced our consolidated effective tax rate. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower effective tax rates and higher than anticipated in countries where we have higher effective tax rates, or by changes in tax laws or regulations.
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
The Tax Act significantly revised United States corporate income tax law by, among other things, reducing the corporate income tax rate to 21%, imposing a new minimum tax on GILTI and implementing a modified territorial tax system that included a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In response to the Tax Act, the SEC issued SAB 118 which allowed issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements, during a measurement period not to exceed one year from the date of enactment. We completed our accounting for the enactment of the Tax Act in accordance with SAB 118 in the fourth quarter of 2018.
As of December 28, 2019, we have continued to evaluate the effects of the Tax Act and its inherent interplay with our global capital allocation strategy and its impact on our historical permanent reinvestment assertion with respect to the accumulated earnings of our foreign subsidiaries. As a result of our overall and continuous evaluation, we have not changed our assertion from prior year and we will continue to permanently reinvest a portion of our unremitted foreign earnings. The portion of our unremitted foreign earnings as of December 28, 2019 that we intend to remit to the United States totals approximately $1 billion. We intend to use these earnings to pay down debt held in the United States and execute share repurchases. The remaining portion of our unremitted foreign earnings will continue to be permanently reinvested to fund working capital requirements and operations abroad. As of December 28, 2019, we have accrued for income taxes of $43 million in connection with the $1 billion of unremitted foreign earnings we intend to remit in the future. These income tax effects include United States federal, state, foreign and withholding tax implications in accordance with the planned remittance of such foreign earnings.
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

2019 Highlights

Key financial highlights are as follows:

•	Total net sales in 2019 were $7.0 billion, compared with $6.8 billion in 2018, representing a 2% increase.

•
Operating profit was $890 million in 2019 compared with $865 million in 2018, representing a 3% increase. As a percentage of sales, operating profit was 12.8% in 2019 compared to 12.7% in 2018. Included within operating profit were restructuring and other action-related charges of $63 million and $80 million in 2019 and 2018, respectively.

•	Diluted earnings per share was $1.64 in 2019, compared with $1.48 in 2018, representing a 11% increase.

•	Operating cash flows were $803 million in 2019 compared to $643 million in 2018.

•	As part of our cash deployment strategy, we paid four quarterly dividends, in March, June, September and December, of $0.15 per share.

Consolidated Results of Operations — Year Ended December 28, 2019 (“2019”) Compared with Year Ended December 29, 2018 (“2018”)

	Years Ended
	December 28, 2019	December 29, 2018	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$6,966,923	$6,803,955	$162,968	2.4%
Cost of sales	4,247,593	4,150,736	96,857	2.3
Gross profit	2,719,330	2,653,219	66,111	2.5
Selling, general and administrative expenses	1,829,600	1,788,568	41,032	2.3
Operating profit	889,730	864,651	25,079	2.9
Other expenses	31,424	26,395	5,029	19.1
Interest expense, net	178,579	194,675	(16,096)	(8.3)
Income before income tax expense	679,727	643,581	36,146	5.6
Income tax expense	79,007	103,915	(24,908)	(24.0)
Net income	$600,720	$539,666	$61,054	11.3%
Net Sales
Net sales increased 2% primarily due to the following:

•	Our acquisition of Bras N Things in 2018 contributed non-organic sales of $18 million in 2019;

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign currency and businesses acquired within the past 12 months, increased 4% in 2019, as a result of sales growth in Europe, Asia, Australia and the Americas primarily driven by strong growth in our global Champion brand and our international innerwear business.

Partially offset by:

•	Unfavorable impact from foreign currency exchange rates in our International businesses of approximately $122 million; and

•	A decrease in U.S. innerwear sales driven by a decline in net sales in our intimate apparel and basics businesses.

Operating Profit
Operating profit as a percentage of net sales was 12.8% in 2019, an increase from the prior year of approximately 10 basis points. Price increases taken in 2019, higher margin product sales mix and lower bad debt charges, primarily related to the Sears Holdings Corporation (“Sears”) bankruptcy filing in 2018 were partially offset by increased input costs, planned investments to support our brands and future growth initiatives, unfavorable impact from foreign exchange rates and higher variable compensation accruals. Included in operating profit in 2019 and 2018 were charges of $63 million and $80 million, respectively related to restructuring and other action-related costs.
Other Highlights
Other Expenses – Other expenses were higher by $5 million in 2019 compared to 2018 primarily due to higher pension expense in 2019.
Interest Expense – Interest expense was lower by $16 million in 2019 compared to 2018 driven by lower debt balances and the impact of the cross-currency swap contracts entered into in July 2019 partially offset by a higher weighted average interest rate on our borrowings. Our weighted average interest rate on our outstanding debt was 4.08% during 2019, compared to 3.91% during 2018.
Income Tax Expense – Our effective income tax rate was 11.6% and 16.1% for 2019 and 2018, respectively. The lower tax rate in 2019 compared to 2018 is primarily due to a discrete tax benefit recorded in 2019.

Operating Results by Business Segment — Year Ended December 28, 2019 (“2019”) Compared with Year Ended December 29, 2018 (“2018”)

	Net Sales
	Years Ended
	December 28, 2019	December 29, 2018	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$2,302,632	$2,379,675	$(77,043)	(3.2)%
Activewear	1,854,704	1,792,280	62,424	3.5
International	2,529,375	2,344,115	185,260	7.9
Other	280,212	287,885	(7,673)	(2.7)
Total	$6,966,923	$6,803,955	$162,968	2.4%

	Operating Profit and Margin
	Years Ended
	December 28, 2019		December 29, 2018		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$515,991	22.4%	$526,831	22.1%	$(10,840)	(2.1)%
Activewear	281,319	15.2	267,428	14.9	13,891	5.2
International	384,784	15.2	351,769	15.0	33,015	9.4
Other	24,829	8.9	25,348	8.8	(519)	(2.0)
Corporate	(317,193)	NM	(306,725)	NM	(10,468)	(3.4)
Total	$889,730	12.8%	$864,651	12.7%	$25,079	2.9%
Innerwear
Innerwear net sales decreased 3% compared to 2018 driven by a 2% decline in our basics business and a 6% decline in our intimate apparel business. Net sales in our intimate apparel business decreased as a result of declines in our bras product category in the first nine months of 2019, which was impacted by door closings and the challenging retail landscape within the mid-tier and department store channel. This decline was partially offset by growth in our shapewear product category.
Innerwear operating margin was 22.4%, representing an increase from 22.1% in 2018. Price increases implemented in 2019 were partially offset by lower volume and higher materials costs.
Activewear
Activewear net sales increased 3% in 2019 compared to the prior year. Core Champion sales within the Activewear segment, which we define as Champion sales outside of the mass retail channel, were up 34% in 2019, driven by strong consumer demand and growth across channels. Sales declined in the remainder of our activewear business due to our previously announced exit from commodity programs within the mass retail channel as we focused on remixing parts of our activewear business to branded products, as well as, softer trends in the printwear channel.
Activewear operating margin was 15.2%, representing an increase from 14.9% in the prior year as a result of improved Champion profitability, higher margin sales mix from our remixing activity and pricing, partially offset by higher materials costs and higher selling, general and administrative expenses, reflecting an increase in investments to support our brands and growth initiatives.
International
Net sales in the International segment increased 8% as a result of the following:

•	Our acquisition of Bras N Things in the first quarter of 2018, which contributed non-organic net sales of $18 million in 2019;

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign currency and businesses acquired within the past 12 months, increased 12% in 2019, driven by growth in both our innerwear and activewear businesses.

Partially offset by:

•	Unfavorable impact of foreign currency exchange rates of approximately $122 million.
International operating margin was 15.2%, an increase from 2018 of 20 basis points, primarily due to increased efficiencies of scale and the continued realization of acquisition synergies, coupled with improved Champion profitability and high margin contributions from the acquired Bras N Things business. Operating profit in 2019 was reduced by a $3 million bad debt charge related to a retailer bankruptcy in Australia.
Other
Other net sales were lower as a result of continued declines in hosiery sales in the United States offset by increased traffic at our retail outlet stores. Operating margin increased primarily due to the increase in sales at our retail outlet stores.
Corporate
Corporate expenses included certain administrative costs including restructuring and other action-related charges. Corporate expenses increased in 2019 compared to the same period in 2018 primarily due to higher variable compensation accruals partially offset by lower restructuring and other action-related charges and lower bad debt expense as a result of a charge recorded in 2018 related to the Sears bankruptcy filing. Supply chain actions include the reduction of overhead costs, principally within our Western Hemisphere network. Program exit charges are costs associated with exiting the C9 Champion business with Target and the DKNY license. Acquisition and integration costs are expenses directly related to an acquisition and its integration into the organization. Other acquisitions and other action-related costs include acquisition and integration charges for smaller acquisitions such as Bras N Things, as well as other action-related costs including corporate workforce reductions.

	Years Ended
	December 28, 2019	December 29, 2018
	(dollars in thousands)
Restructuring and other action-related charges included in operating profit:
Supply chain actions	$53,651	$—
Program exit costs	4,616	—
Hanes Europe Innerwear	—	26,403
Hanes Australasia	—	14,266
Other acquisitions and other action-related costs	5,219	39,529
Total restructuring and other action-related charges included in operating profit	$63,486	$80,198

Consolidated Results of Operations — Year Ended December 29, 2018 (“2018”) Compared with Year Ended December 30, 2017 (“2017”)

	Years Ended
	December 29, 2018	December 30, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$6,803,955	$6,471,410	$332,545	5.1%
Cost of sales	4,150,736	3,981,959	168,777	4.2
Gross profit	2,653,219	2,489,451	163,768	6.6
Selling, general and administrative expenses	1,788,568	1,725,424	63,144	3.7
Change in fair value of contingent consideration	—	27,852	(27,852)	NM
Operating profit	864,651	736,175	128,476	17.5
Other expenses	26,395	32,645	(6,250)	(19.1)
Interest expense, net	194,675	174,435	20,240	11.6
Income from continuing operations before income tax expense	643,581	529,095	114,486	21.6
Income tax expense	103,915	453,117	(349,202)	(77.1)
Income from continuing operations	539,666	75,978	463,688	610.3
Income (loss) from discontinued operations, net of tax	—	(2,097)	2,097	NM
Net income	$539,666	$73,881	$465,785	630.5%
Net Sales
Net sales increased 5% primarily due to the following:

•	Acquisitions of Bras N Things in 2018 and Alternative Apparel in 2017, which added incremental net sales of $177 million in 2018;

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign currency and businesses acquired within the past 12 months, increased 2% in 2018, driven by strong growth in our global Champion sales, our innerwear businesses in Australia, Asia and Americas and online sales offset in part by declines in our United States innerwear business and United States Hanes activewear business; and

•	Favorable impact from foreign currency exchange rates in our International businesses of approximately $13 million.
Operating Profit
Operating profit as a percentage of net sales was 12.7% in 2018, an increase from the prior year of approximately 130 basis points, primarily due to the following:

•
Gross margin expansion of approximately 50 basis points as the increase in International gross profit from acquisition synergies and lower restructuring and other action-related charges was partially offset by higher input costs; and

•
Lower selling, general and administrative expenses as a percentage of net sales of approximately 40 basis points primarily due to lower restructuring and other action-related charges and cost savings realized from the corporate headcount reduction efforts in 2017, partially offset by increased bad debt charges, primarily related to the Sears bankruptcy filing, increased distribution expenses from investments to support future growth and higher proportion of selling, general and administrative costs at our recently acquired businesses.

Included within operating profit are charges of approximately $80 million and $191 million related to restructuring and other action-related costs in 2018 and 2017, respectively. Included within restructuring and other action-related costs in 2017, is $28 million related to the change in fair value of contingent consideration resulting from the final settlement ruling for the contingent consideration liability in connection with the Champion Europe acquisition in 2016.
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
Income Tax Expense – Our effective income tax rate was 16.1% and 85.6% for 2018 and 2017, respectively. The lower tax rate in 2018 compared to 2017 is primarily due to the provisional charge recorded in 2017 related to the Tax Act of $437 million, primarily related to a transition tax charge on deemed repatriated earnings of foreign subsidiaries and a charge for the revaluation of our deferred tax assets and liabilities to the lower corporate income tax rate of 21%.
Discontinued Operations – The results of our discontinued operations in 2017 included the operations of two businesses, Dunlop Flooring and Tontine Pillow, purchased in the Hanes Australasia acquisition and sold in 2017.

Operating Results by Business Segment — Year Ended December 29, 2018 (“2018”) Compared with Year Ended December 30, 2017 (“2017”)

	Net Sales
	Years Ended
	December 29, 2018	December 30, 2017	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$2,379,675	$2,462,876	$(83,201)	(3.4)%
Activewear	1,792,280	1,654,278	138,002	8.3
International	2,344,115	2,054,664	289,451	14.1
Other	287,885	299,592	(11,707)	(3.9)
Total	$6,803,955	$6,471,410	$332,545	5.1%

	Operating Profit and Margin
	Years Ended
	December 29, 2018		December 30, 2017		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$526,831	22.1%	$580,879	23.6%	$(54,048)	(9.3)%
Activewear	267,428	14.9	264,975	16.0	2,453	0.9
International	351,769	15.0	268,367	13.1	83,402	31.1
Other	25,348	8.8	31,540	10.5	(6,192)	(19.6)
Corporate	(306,725)	NM	(409,586)	NM	102,861	25.1
Total	$864,651	12.7%	$736,175	11.4%	$128,476	17.5%
Innerwear
Innerwear net sales decreased 3% compared to 2017 driven by a 1% decline in our basics business and a 10% decline in our intimate apparel business. Within our basics business, strength in our men’s underwear business was more than offset by declines in our women’s panties, children’s underwear and sock businesses. Net sales in our intimate apparel business decreased primarily due to declines in our bras product category, which continues to be impacted by door closings and the challenging retail landscape within the mid-tier and department store channel.
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
Activewear operating margin was 14.9%, representing a decline from 2017 of approximately 110 basis points as favorable product mix and cost savings associated with prior year’s corporate headcount reduction efforts were more than offset by higher raw material costs, higher distribution costs primarily driven by investments to support future growth and a higher proportion of selling, general and administrative expenses from our recently acquired businesses.
International
Net sales in the International segment were higher as a result of the following:

•	Our acquisition of Bras N Things in the first quarter of 2018, which contributed incremental net sales of nearly $123 million;

•
Organic sales on a constant currency basis, defined as sales excluding the impact of foreign currency and businesses acquired within the past 12 months, increased in 2018, driven by our global Champion sales growth, primarily in the Europe and Asia markets, and growth in our innerwear businesses in Australia, Asia and Americas; and

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
Corporate
Corporate expenses decreased in 2018 primarily related to lower restructuring and other action-related charges of $111 million, partially offset by increased bad debt charges, primarily related to the Sears bankruptcy filing. Acquisition and integration costs are expenses directly related to an acquisition and its integration into the organization. Other acquisitions and other action-related costs include acquisition and integration charges for smaller acquisitions such as Bras N Things, Champion Europe and Alternative Apparel, as well as other action-related costs including corporate workforce reductions. Contingent consideration related to Champion Europe represents the charge recognized in relation to the final contingent consideration settlement in excess of amounts previously accrued, as further described in Note, “Acquisitions” to our consolidated financial statements.

	Years Ended
	December 29, 2018	December 30, 2017
	(dollars in thousands)
Restructuring and other action-related charges included in operating profit:
Hanes Europe Innerwear	$26,403	$65,995
Hanes Australasia	14,266	40,681
Other acquisitions and other action-related costs	39,529	56,376
Contingent consideration related to Champion Europe	—	27,852
Total restructuring and other action-related charges included in operating profit	$80,198	$190,904

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
We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. We expect the top priorities of our cash deployment strategy in the future will include capital investments and dividends. When we are within our targeted leverage range, we intend to use debt for strategic acquisitions and use excess free cash flow for share repurchases. When we are outside our targeted leverage range, we plan to use excess free cash flow to pay down debt.

Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our Accounts Receivable Securitization Facility and our international loan facilities, including our Australian Revolving Loan Facility and our European Revolving Loan Facility.
We had the following borrowing capacity and availability under our credit facilities as of December 28, 2019:

	As of December 28, 2019
	Borrowing Capacity	Borrowing Availability
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility	$1,000,000	$995,565
Australian Revolving Loan Facility	41,497	41,497
European Revolving Loan Facility	110,914	—
Accounts Receivable Securitization Facility(1)	235,743	235,743
Other international credit facilities	130,199	111,033
Total liquidity from credit facilities	$1,518,353	$1,383,838

(1)
Borrowing availability under the Accounts Receivable Securitization Facility is subject to a quarterly fluctuating facility limit, not to exceed $300 million and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans.

As of December 28, 2019, we had $329 million in cash and cash equivalents. We currently believe that our existing cash balances and cash generated by operations, together with our borrowing availability, will enable us to comply with the terms of our indebtedness and meet foreseeable liquidity requirements.
The following have impacted or are expected to impact liquidity:

•
We may repurchase shares of the Company’s common stock under our new share repurchase program, which was approved by our Board of Directors on February 6, 2020 and authorizes the purchase of up to 40 million shares. We did not repurchase any shares of common stock during 2019 or 2018. During 2017, we repurchased 19.6 million shares (at a cost of $400 million) under our prior share repurchase program.

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

•
We made contributions of $26 million to our U.S. pension plan in 2019 and expect to make required cash contributions of $25 million to our U.S. pension plan in 2020 based on a preliminary calculation by our actuary. We may also elect to make additional voluntary contributions. Our U.S. qualified pension plan was approximately 91% and 93% funded as of December 28, 2019 and December 29, 2018, respectively, under the Pension Protection Act funding rules.

•
We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have not changed our reinvestment strategy from the prior year with regards to our historic earnings which were taxed as part of the Tax Act and intend to remit foreign earnings totaling $1 billion.

•
We are obligated to make installment payments over an eight-year period related to our transition tax liability resulting from the implementation of the Tax Act, which began in 2018, in addition to any estimated income taxes due based on current year taxable income. In 2019, we made an installment payment on our transition tax liability in the amount of $7 million and have a remaining balance due of $101 million to be paid in installment payments through 2025.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.

Future Contractual Obligations and Commitments
The following table contains information on our contractual obligations and commitments as of December 28, 2019, and their expected timing on future cash flows and liquidity.

		Payments Due by Period
	At December 28, 2019	Fiscal 2020	Fiscal 2021-2022	Fiscal 2023-2024	Fiscal 2025 and Thereafter
	(dollars in thousands)
Operating activities:
Interest on debt obligations(1)	$657,741	$136,011	$267,263	$194,017	$60,450
Inventory purchase obligations	493,403	485,968	7,435	—	—
Operating lease obligations	595,599	166,833	216,989	118,023	93,754
Marketing and advertising obligations	10,072	9,237	835	—	—
Defined benefit plan minimum contributions(2)	25,000	25,000	—	—	—
Tax obligations(3)	178,724	33,358	62,778	45,069	37,519
Other long-term obligations(4)	521,220	176,373	137,325	107,274	100,248
Investing activities:
Capital expenditures	17,940	17,554	386	—	—
Financing activities:
Debt	3,394,761	110,914	625,000	1,758,847	900,000
Notes payable	4,244	4,244	—	—	—
Total	$5,898,704	$1,165,492	$1,318,011	$2,223,230	$1,191,971

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at December 28, 2019.

(2)
Represents only the required minimum pension contributions to our U.S. qualified pension plan in 2020. In addition to the required cash contributions, we may elect to make voluntary contributions to maintain certain funded levels. For a discussion of our pension plan obligations, see Note, “Defined Benefit Pension Plans,” to our consolidated financial statements.

(3)	Represents current tax liabilities, uncertain tax positions and transition tax liabilities resulting from the Tax Act.

(4)
Represents the projected payment for long-term liabilities recorded on the Consolidated Balance Sheet for certain employee benefit claims, royalty-bearing license agreement payments, postemployment benefit obligations and deferred compensation.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the years ended December 28, 2019 and December 29, 2018 was derived from our consolidated financial statements.

	Years Ended
	December 28, 2019	December 29, 2018
	(dollars in thousands)
Operating activities	$803,432	$643,402
Investing activities	(109,660)	(418,651)
Financing activities	(824,010)	(200,497)
Effect of changes in foreign exchange rates on cash	4,429	9,912
Change in cash, cash equivalents and restricted cash	(125,809)	34,166
Cash, cash equivalents and restricted cash at beginning of year	455,732	421,566
Cash, cash equivalents and restricted cash at end of year	329,923	455,732
Less restricted cash at end of year	1,047	22,710
Cash and cash equivalents at end of year	$328,876	$433,022
Operating Activities
Our overall liquidity is primarily driven by our strong cash flow provided by operating activities, which is dependent on net income and changes in working capital. As compared to the prior year, the higher net cash generated by operating activities was due to higher profitability and improved working capital management, specifically related to the reduction of inventory levels, offset by a $26 million of U.S. pension contribution made in the first quarter of 2019. Cash generated by operating activities in 2018 included the final Champion Europe contingent consideration payment of $32 million and $17 million of U.S. pension contributions.
Investing Activities
The decrease in cash used by investing activities was primarily the result of the acquisition of Bras N Things in 2018. In 2019, we paid $21 million of the indemnification escrow related to the Bras N Things acquisition. Additionally, we increased capital investments into our business to support our global growth compared to the prior year.
Financing Activities
Cash used by financing activities increased primarily as a result of repayments on our loan facilities in 2019 as compared to the same period of 2018 including our payment of the outstanding balance and termination of the Australian Term A-1 loan in 2019.
Financing Arrangements
We believe our financing structure provides a secure base to support our operations and key business strategies. As of December 28, 2019, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness discussed below. We continue to monitor our covenant compliance carefully. We expect to maintain compliance with our covenants during 2020, however economic conditions or the occurrence of events discussed above under “Risk Factors” could cause noncompliance.
For further details regarding our liquidity from our available cash balances and credit facilities see, “Cash Requirements and Trends Affecting Liquidity,” above.

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
Sales Recognition and Incentives
We recognize revenue when obligations under the terms of a contract with a customer are satisfied, which occurs at a point in time, upon either shipment or delivery to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, which includes estimates for variable consideration. We record provisions for any uncollectible amounts based upon our historical collection statistics and current customer information. Our management reviews these estimates each quarter and makes adjustments based upon actual experience.
Note, “Summary of Significant Accounting Policies  — (e) Sales Recognition and Incentives,” to our consolidated financial statements describes a variety of sales incentives that we offer to resellers and consumers of our products. Measuring the cost of these incentives requires, in many cases, estimating future customer utilization and redemption rates. We use historical data for similar transactions to estimate the cost of current incentive programs. Our management reviews these estimates each quarter and makes adjustments based upon actual experience and other available information. We classify the costs associated with cooperative advertising as a reduction of “Net sales” in our Consolidated Statements of Income.
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
Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in “Cost of Sales” in our Consolidated Statements of Income when the related inventory item is sold.
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
We completed our accounting for the enactment of the Tax Act in the fourth quarter of 2018.
Assets and Liabilities Acquired in Business Combinations
We account for business combinations using the purchase method, which requires us to allocate the cost of an acquired business to the acquired assets and assumed liabilities based on their estimated fair values at the acquisition date. We recognize the excess of an acquired business’ cost over the fair value of acquired assets and assumed liabilities as goodwill. We use a variety of information sources to determine the fair value of acquired assets and assumed liabilities. We generally use third-party appraisers to assist management in determination of the fair value and lives of property and identifiable intangibles, consulting actuaries to assist management in determining the fair value of obligations associated with defined benefit pension plans and legal counsel to assist management in assessing obligations associated with legal and environmental claims.
Trademarks and Other Identifiable Intangibles
Trademarks, license agreements, customer and distributor relationships and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles with finite lives over their estimated useful lives, and we do not amortize identifiable intangibles with indefinite lives. As of December 28, 2019, the net book value of trademarks and other identifiable intangible assets was $1.5 billion, of which we are amortizing a balance of $188 million. We anticipate that our amortization expense for 2020 will be approximately $33 million.
We evaluate identifiable intangible assets subject to amortization for impairment at least annually and as triggering events occur, such as significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continued losses or a current expectation that an intangible asset’s value will be eliminated prior to the end of its useful life. We estimate an intangible asset’s useful life based on historical experience, the level of maintenance expenditures required to obtain future cash flows, future business plans and the period over which the asset will be economically useful to us. Our policies require that we periodically review our assets’ remaining depreciable lives based upon actual experience and expected future utilization. A change in the depreciable life is treated as a change in accounting estimate and the accelerated amortization is accounted for in the period of change and future periods.
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
In connection with our annual impairment testing performed in 2019, we performed a quantitative assessment for each indefinite-lived asset. The tests indicate that the indefinite-lived intangible assets have fair values that exceeded their carrying amounts and no impairment of trademarks or other identifiable intangible assets was identified as a result of our testing conducted in 2019.
Goodwill
As of December 28, 2019, we had $1.2 billion of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. The timing of our annual goodwill impairment testing is the first day of the third fiscal quarter. The estimated fair values significantly exceeded the carrying values of each of our reporting units as of the first day of the third fiscal quarter, and no impairment of goodwill was identified as a result of the testing conducted in 2019.
In evaluating the recoverability of goodwill in 2019, we estimated the fair value of our reporting units. We relied on a number of factors to determine the fair value of our reporting units and evaluated various factors to discount anticipated future cash flows, including operating results, business plans and present value techniques. As discussed above under “Trademarks and Other Identifiable Intangibles,” there are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.
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
The net periodic benefit cost of the pension plans is determined using projections and actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return. The net periodic pension income or expense is recognized in the year incurred. Gains and losses, which occur when actual experience differs from actuarial assumptions, are amortized over the average future expected life of participants. As benefits under the Hanesbrands Inc. Pension Plan are frozen, year over year fluctuations in our pension expense are not expected to be material and not expected to have a material impact on our Consolidated Statements of Income.
Our policies regarding the establishment of pension assumptions are as follows:

•
Discount rate assumptions are generally based on yield curves applicable to each country and the expected cash flows for each plan. For our U.S. defined benefit plans, we use the full series of spot rates along the Aon Hewitt AA Above Median Yield Curve and expected plan cash flows to determine liabilities and expense. Single equivalent discount rates are shown for disclosure purposes.

•
Salary increase assumptions, where applicable, are generally based on historical experience and management expectations. This assumption is not applicable to the U.S., Germany, or Italy as benefits under these plans are either frozen or not tied to pay. The benefits under the Hanesbrands Inc. Pension Plan were frozen as of December 31, 2005.

•
Long-term rate of return on plan assets assumptions, where applicable, are generally based on each plan’s investment mix and forward-looking capital market assumptions applicable to each country. Expected returns also reflect an incremental premium for actively managed investments and a reduction for trust-paid expenses. This assumption is not applicable to unfunded plans.

•
Retirement and turnover assumptions are generally based on actual plan experience while standard actuarial mortality tables applicable to each country are used to estimate life expectancy. For our U.S. defined benefit plans, the 2019 mortality tables are from the Society of Actuaries’ Private Plan study published in 2019 (Pri-2012) projected generationally with Scale MP-2019.

The sensitivity of changes in actuarial assumptions on our annual pension expense and on our plans’ benefit obligations, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
	Pension Expense	Benefit Obligation
	(in millions)
1% decrease in discount rate	$(2)	$161
1% increase in discount rate	1	(131)
1% decrease in expected investment return	8	N/A
1% increase in expected investment return	(8)	N/A

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
Foreign Exchange Rates
We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. With our international commercial presence, we also have foreign entities that purchase raw materials and finished goods in U.S. dollars. We are also exposed to foreign exchange gains and losses resulting from the effect that fluctuations in foreign exchange rates have on the reported results in our consolidated financial statements due to the translation of operating results and financial position of our foreign subsidiaries. Our exposure to foreign exchange rates exists primarily with respect to the Euro, Australian dollar, Canadian dollar, Mexican peso and Japanese yen against the U.S. dollar. We use forward foreign exchange contracts, cross-currency swap contracts and nonderivative financial instruments to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward foreign exchange and cross-currency swap derivative contracts. At December 28, 2019, the potential change in fair value of foreign currency derivative instruments, assuming a 10% adverse change in the underlying currency price, was approximately $103 million.
Interest Rates
Our debt under the Revolving Loan Facility, Accounts Receivable Securitization Facility, Term Loan A, Term Loan B, Australian Revolver, European Revolver, certain other international debt and notes payable bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt and notes payable. Approximately 69% of our total debt and notes payable outstanding at December 28, 2019 is at a fixed rate. A 25-basis point movement in the annual interest rate charged on the outstanding debt and notes payable balances as of December 28, 2019 would result in a change in annual interest expense of approximately $3 million.

Commodity Prices
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
Our consolidated financial statements required by this item are contained on pages F-1 through F-62 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of consolidated financial statements provided.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 28, 2019 due to a material weakness in internal control over financial reporting described in management’s annual report on internal control over financial reporting incorporated by reference to page F-2 of this Annual Report on Form 10-K.
Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer have determined, based on the procedures we have performed, that the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at December 28, 2019 and for the periods presented in accordance with U.S. GAAP.
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
Remediation Plan for Material Weakness
Management has and will continue to enhance its internal control over financial reporting, which is expected to include refinements and enhancements to the design and operation of our controls related to income taxes. Enhancements made to certain of our controls related to income taxes during 2019 contributed to the identification of errors which impacted prior periods. The Company intends to implement these enhancements to the design and operation of our controls during 2020.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The material under the heading “Proposal 1 - Election of Directors: Nominees for Election as Directors for a One-Year Term Expiring in 2021,” “Proposal 1 - Election of Directors: Other Governance Information - Code of Ethics,” “Proposal 1 - Election of Directors: Board Structure and Processes - Committees of the Board of Directors” and “Proposal 1 - Election of Directors: How We Select our Directors - Director Independence,” each as included and to be filed in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), is incorporated by reference herein in response to this Item. Certain information concerning the Company’s executive officers is included in Item 1C of this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The material under the heading “Proposal 3 - Advisory Vote to Approve Executive Compensation: Compensation Discussion and Analysis,” “Proposal 3 - Advisory Vote to Approve Executive Compensation: Executive Compensation,” “Proposal 1 - Election of Directors: Board Structure and Processes - Committees of the Board of Directors - Compensation Committee Interlocks and Insider Participation,” and “Proposal 3 - Advisory Vote to Approve Executive Compensation: Compensation Committee Report,” each as included and to be filed in the 2020 Proxy Statement, is incorporated by reference herein in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The material under the heading “Equity Compensation Plan Information” as included in Item 5 of this Annual Report on Form 10-K and the material under the heading “Ownership of Our Stock: Share Ownership of Major Stockholders, Management and Directors” as included and to be filed in the 2020 Proxy Statement is incorporated by reference herein in response to this Item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The material under the heading “Proposal 1 - Election of Directors: Other Governance Information - Related Person Transactions” and “Proposal 1 - Election of Directors: How We Select our Directors - Director Independence,” each as included and to be filed in the 2020 Proxy Statement, is incorporated by reference herein in response to this Item.

Item 14.	Principal Accounting Fees and Services
The material under the heading “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm: Relationship with Independent Registered Public Accounting Firm” as included and to be filed in the 2020 Proxy Statement is incorporated by reference herein in response to this Item.

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

4.12
Supplemental Indenture No. 8 (to Indenture dated June 3, 2016), dated as of November 30, 2018, among Hanesbrands Finance Luxembourg S.C.A., Hanes Global Holdings Switzerland GmbH and U.S. Bank Trustees (incorporated by reference from Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019).

10.1
Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013).*

10.2
First Amendment of Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019).*

10.3
Second Amendment of Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019).*

10.4
Form of Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

Exhibit Number	Description
10.5
Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted prior to January 1, 2019 (incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.6
Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted on or after January 28, 2020.*

10.7
Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted prior to January 1, 2019 (incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.8
Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted on or after January 28, 2020.*

10.9
Form of Performance Stock Award Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted prior to January 1, 2019 (incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.10	Form of Performance Stock Award Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted on or after January 28, 2020.*

10.11
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.12
Form of Non-Employee Director Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.5 to the Registrant’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2007).*

10.13
Hanesbrands Inc. Supplemental Employee Retirement Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).*

10.14
Hanesbrands Inc. Annual Incentive Plan for Section 16 Officers (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2020).*

10.15
Hanesbrands Inc. Executive Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.16
First Amendment to Hanesbrands Inc. Executive Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019).*

10.17
Second Amendment to Hanesbrands Inc. Executive Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019).*

10.18
Hanesbrands Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.19
Hanesbrands Inc. Executive Long-Term Disability Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

Exhibit Number	Description
10.20
Hanesbrands Inc. Employee Stock Purchase Plan of 2006, as amended (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2010).*

10.21
Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.22
First Amendment to Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 4, 2016).*

10.23
Second Amendment to Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Securities and exchange Commission on February 11, 2019).*

10.24
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers prior to December 2010 and schedule of all such agreements with current executive officers (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2016).*

10.25
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers after December 2010 and schedule of all such agreements with current executive officers (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2018).*

10.26
First Amendment to Severance/Change in Control Agreement dated June 13, 2016 between Hanesbrands Inc. and Gerald W. Evans, Jr. (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2016).*

10.27	Employment Agreement dated June 9, 2009 by and between Hanes Australasia Pty Ltd (formerly known as Pacific Brands Ltd.).*

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

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Gerald W. Evans, Jr., Chief Executive Officer.

31.2	Certification of M. Scott Lewis, Interim Chief Financial Officer.

32.1	Section 1350 Certification of Gerald W. Evans, Jr., Chief Executive Officer.

Exhibit Number	Description
32.2	Section 1350 Certification of M. Scott Lewis, Interim Chief Financial Officer.

101.INS XBRL	Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plans or arrangements.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the February 10, 2020.

HANESBRANDS INC.

/s/ Gerald W. Evans, Jr.
Gerald W. Evans, Jr.
Chief Executive Officer

POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Gerald W. Evans, Jr., M. Scott Lewis and Joia M. Johnson, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Gerald W. Evans, Jr.	Chief Executive Officer (principal executive officer)	February 10, 2020
Gerald W. Evans, Jr.

/s/ M. Scott Lewis	Interim Chief Financial Officer, Chief Accounting Officer and Controller (principal financial officer and principal accounting officer)	February 10, 2020
M. Scott Lewis

/s/ Geralyn R. Breig	Director	February 10, 2020
Geralyn R. Breig

/s/ Bobby J. Griffin	Director	February 10, 2020
Bobby J. Griffin

/s/ James C. Johnson	Director	February 10, 2020
James C. Johnson

/s/ Franck J. Moison	Director	February 10, 2020
Franck J. Moison

/s/ Robert F. Moran	Director	February 10, 2020
Robert F. Moran

/s/ Ronald L. Nelson	Director	February 10, 2020
Ronald L. Nelson

/s/ David V. Singer	Director	February 10, 2020
David V. Singer

/s/ Ann E. Ziegler	Director	February 10, 2020
Ann E. Ziegler

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
HANESBRANDS INC.

Hanesbrands Inc.
Management’s Report on Internal Control Over Financial Reporting
Management of Hanesbrands Inc. (“Hanesbrands”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Hanesbrands’ internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Hanesbrands; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of Hanesbrands are being made only in accordance with authorizations of management and directors of Hanesbrands; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Hanesbrands’ assets that could have a material effect on the financial statements.
Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of December 28, 2019, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, management has identified control deficiencies that constituted a material weakness in our internal control over financial reporting as of December 28, 2019.
We did not design and maintain effective controls related to the accounting for the existence and accuracy of income taxes. Specifically, we did not design and maintain effective controls to identify and accurately measure deferred tax assets and liabilities, which includes an assessment of the reliability of information used in the accounting for income taxes. This material weakness resulted in a revision to our annual and interim consolidated financial statements in 2018 and 2017 and our interim consolidated financial statements in 2019. Additionally, this material weakness could result in misstatements of our current and deferred tax assets and liabilities and current and deferred tax expense and related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Based on this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 28, 2019.
The effectiveness of our internal control over financial reporting as of December 28, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hanesbrands Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hanesbrands Inc. and its subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective internal controls related to the accounting for the existence and accuracy of income taxes.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment Assessments of Certain Indefinite-Lived Trademarks
As described in Notes 2 and 14 to the consolidated financial statements, the Company owns indefinite-lived trademarks in the amount of $1.30 billion as of December 28, 2019. These assets are assessed for impairment at least annually, as of the first day of the third fiscal quarter, and more often as triggering events occur. The impairment test consists of comparing the fair value of the intangible asset to its carrying amount. The Company recognizes an impairment loss for the amount by which an identifiable intangible asset’s carrying value exceeds its fair value. As disclosed by management, fair values of intangible assets are primarily based on future cash flows projected to be generated from that asset. In assessing fair value, management relies on a number of factors to discount anticipated future cash flows including long-term sales growth rates, operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of intangible asset impairment.
The principal considerations for our determination that performing procedures relating to the impairment assessments of certain indefinite-lived trademarks is a critical audit matter as there was significant judgment by management when estimating the fair value measurement of the indefinite-lived trademarks. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s cash flow projections and significant assumptions, including long-term sales growth rates and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s impairment assessments of indefinite-lived trademarks, including controls over the significant assumptions and data. These procedures also included, among others, evaluating management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy and relevance of underlying data used in the model; and evaluating the significant assumptions used by management, including the long-term sales growth rates and discount rates. Evaluating management’s assumptions related to long-term sales growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the past performance of the associated branded products, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discount rates.

Accounting for Deferred Taxes
As described in Notes 2 and 19 to the consolidated financial statements, the Company has recognized $397.6 million and $302.3 million of deferred tax assets and deferred tax liabilities, respectively, as of December 28, 2019. As disclosed by management, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the income tax basis of assets and liabilities, as well as for realizable operating loss and tax credit carryforwards, at tax rates in effect for the years in which the differences are expected to reverse. The Company periodically estimates the probable tax obligations using historical experience in tax jurisdictions and informed judgment. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of regulations.
The principal considerations for our determination that performing procedures relating to the accounting for deferred taxes is a critical audit matter as there was significant judgment by management when assessing complex tax regulations in the jurisdictions in which the Company operates. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the identification and accurate measurement of deferred tax assets and liabilities. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for deferred taxes, including evaluation of temporary differences within various jurisdictions. These procedures also included, among others, testing the provision for income taxes, including the effective tax rate reconciliation, permanent and temporary differences, inspecting correspondence with tax regulators and external tax advisors, testing the underlying data, and evaluating the significant assumptions used in establishing and measuring tax-related assets and liabilities. Professionals with specialized skill and knowledge were used to assist in evaluating the application of relevant tax regulations in various jurisdictions.

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 10, 2020

We have served as the Company’s auditor since 2006.

HANESBRANDS INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$6,966,923	$6,803,955	$6,471,410
Cost of sales	4,247,593	4,150,736	3,981,959
Gross profit	2,719,330	2,653,219	2,489,451
Selling, general and administrative expenses	1,829,600	1,788,568	1,725,424
Change in fair value of contingent consideration	—	—	27,852
Operating profit	889,730	864,651	736,175
Other expenses	31,424	26,395	32,645
Interest expense, net	178,579	194,675	174,435
Income from continuing operations before income tax expense	679,727	643,581	529,095
Income tax expense	79,007	103,915	453,117
Income from continuing operations	600,720	539,666	75,978
Loss from discontinued operations, net of tax	—	—	(2,097)
Net income	$600,720	$539,666	$73,881

Earnings (loss) per share — basic:
Continuing operations	$1.65	$1.48	$0.21
Discontinued operations	—	—	(0.01)
Net income	$1.65	$1.48	$0.20

Earnings (loss) per share — diluted:
Continuing operations	$1.64	$1.48	$0.21
Discontinued operations	—	—	(0.01)
Net income	$1.64	$1.48	$0.20
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net income	$600,720	$539,666	$73,881
Other comprehensive income (loss):
Translation adjustments	(7,153)	(113,555)	41,629
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $6,222, ($11,297), and $7,951, respectively	(10,806)	35,978	(31,281)
Unrecognized income (loss) from pension and postretirement plans, net of tax of $9,047, ($4,852), and $930, respectively	(25,006)	13,841	(6,488)
Total other comprehensive income (loss)	(42,965)	(63,736)	3,860
Comprehensive income	$557,755	$475,930	$77,741

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 28, 2019	December 29, 2018
Assets
Cash and cash equivalents	$328,876	$433,022
Trade accounts receivable, net	815,210	870,878
Inventories	1,905,845	2,056,838
Other current assets	174,634	181,377
Total current assets	3,224,565	3,542,115
Property, net	587,896	607,688
Right-of-use assets	487,787	—
Trademarks and other identifiable intangibles, net	1,520,800	1,555,381
Goodwill	1,235,711	1,241,727
Deferred tax assets	203,331	207,449
Other noncurrent assets	93,896	83,880
Total assets	$7,353,986	$7,238,240

Liabilities and Stockholders’ Equity
Accounts payable	$959,006	$1,029,933
Accrued liabilities and other:
Payroll and employee benefits	159,058	147,418
Advertising and promotion	163,842	148,295
Other	208,284	273,884
Lease liabilities	166,091	—
Notes payable	4,244	5,824
Accounts Receivable Securitization Facility	—	161,608
Current portion of long-term debt	110,914	278,976
Total current liabilities	1,771,439	2,045,938
Long-term debt	3,256,870	3,534,183
Lease liabilities - noncurrent	358,281	—
Pension and postretirement benefits	403,458	378,972
Other noncurrent liabilities	327,343	407,021
Total liabilities	6,117,391	6,366,114

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 362,449,037 and 361,330,128, respectively	3,624	3,613
Additional paid-in capital	304,395	284,877
Retained earnings	1,546,224	1,079,503
Accumulated other comprehensive loss	(617,648)	(495,867)
Total stockholders’ equity	1,236,595	872,126
Total liabilities and stockholders’ equity	$7,353,986	$7,238,240

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2016	378,687	$3,787	$260,002	$1,292,315	$(435,991)	$1,120,113
Net income	—	—	—	73,881	—	73,881
Dividends ($0.60 per common share)	—	—	—	(222,290)	—	(222,290)
Other comprehensive income	—	—	—	—	3,860	3,860
Stock-based compensation	—	—	23,224	—	—	23,224
Net exercise of stock options, vesting of restricted stock units and other	1,079	10	2,154	528	—	2,692
Share repurchases	(19,640)	(196)	(13,918)	(385,903)	—	(400,017)
Balances at December 30, 2017	360,126	$3,601	$271,462	$758,531	$(432,131)	$601,463
Net income	—	—	—	539,666	—	539,666
Dividends ($0.60 per common share)	—	—	—	(218,694)	—	(218,694)
Other comprehensive loss	—	—	—	—	(63,736)	(63,736)
Stock-based compensation	—	—	21,063	—	—	21,063
Net exercise of stock options, vesting of restricted stock units and other	1,204	12	(7,648)	—	—	(7,636)
Balances at December 29, 2018	361,330	$3,613	$284,877	$1,079,503	$(495,867)	$872,126
Net income	—	—	—	600,720	—	600,720
Dividends ($0.60 per common share)	—	—	—	(219,371)	—	(219,371)
Other comprehensive loss	—	—	—	—	(42,965)	(42,965)
Stock-based compensation	—	—	8,908	—	—	8,908
Net exercise of stock options, vesting of restricted stock units and other	1,119	11	(3,764)	—	—	(3,753)
Modification of deferred compensation plans	—	—	14,374	—	—	14,374
Cumulative effect of change in adoption of leases standard	—	—	—	6,556	—	6,556
Stranded tax related to U.S. pension plan	—	—	—	78,816	(78,816)	—
Balances at December 28, 2019	362,449	$3,624	$304,395	$1,546,224	$(617,648)	$1,236,595

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Operating activities:
Net income	$600,720	$539,666	$73,881
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	96,030	95,359	87,595
Amortization of acquisition intangibles	24,868	25,670	25,052
Other amortization	10,069	10,767	9,840
Write-off on early extinguishment of debt	—	—	4,028
Amortization of debt issuance costs	10,731	9,278	10,394
Stock compensation expense	9,277	21,416	23,582
Deferred taxes	41,817	26,611	160,761
Change in fair value of contingent consideration liability	—	—	27,852
Other	5,033	(1,134)	8,543
Changes in assets and liabilities, net of acquisition and disposition of businesses:
Accounts receivable	45,157	10,269	(31,656)
Inventories	147,330	(202,019)	23,748
Other assets	(6,597)	(7,585)	(22,159)
Accounts payable	(67,390)	165,788	71,806
Accrued pension and postretirement benefits	(9,843)	(5,024)	19,042
Accrued liabilities and other	(103,770)	(45,660)	163,409
Net cash from operating activities	803,432	643,402	655,718

Investing activities:
Capital expenditures	(101,084)	(86,293)	(87,008)
Proceeds from sales of assets	4,884	2,557	4,459
Acquisition of businesses, net of cash acquired	(25,232)	(334,915)	(62,249)
Disposition of businesses	—	—	40,285
Other	11,772	—	—
Net cash from investing activities	(109,660)	(418,651)	(104,513)

Financing activities:
Borrowings on notes payable	341,117	278,147	278,489
Repayments on notes payable	(342,576)	(286,591)	(327,615)
Borrowings on Accounts Receivable Securitization Facility	246,417	213,336	373,640
Repayments on Accounts Receivable Securitization Facility	(408,025)	(176,937)	(292,952)
Borrowings on Revolving Loan Facilities	3,198,277	3,546,360	4,161,799
Repayments on Revolving Loan Facilities	(3,199,592)	(3,506,500)	(4,153,000)
Borrowings on Term Loan Facilities	—	—	1,250,000
Repayments on Term Loan Facilities	(413,498)	(31,875)	(1,145,215)
Borrowings on International Debt	27,680	—	—
Repayments on International Debt	(48,327)	(1,105)	(45,072)
Share repurchases	—	—	(400,017)
Cash dividends paid	(216,958)	(216,316)	(219,903)
Payments to amend and refinance credit facilities	(1,203)	(677)	(9,122)
Payment of contingent consideration	—	(3,540)	(41,250)
Taxes paid related to net shares settlement of equity awards	(9,543)	(12,715)	(15,463)
Other	2,221	(2,084)	(87)
Net cash from financing activities	(824,010)	(200,497)	(585,768)
Effect of changes in foreign exchange rates on cash	4,429	9,912	(4,116)
Change in cash, cash equivalents and restricted cash	(125,809)	34,166	(38,679)
Cash, cash equivalents and restricted cash at beginning of year	455,732	421,566	460,245
Cash, cash equivalents and restricted cash at end of year	329,923	455,732	421,566
Less restricted cash at end of year	1,047	22,710	—
Cash and cash equivalents per balance sheet at end of year	$328,876	$433,022	$421,566

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Consolidated Financial Statements
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
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
During the 2016 and 2017, the Company separately reported the results of its Dunlop Flooring and Tontine Pillow businesses as discontinued operations in its Consolidated Statements of Income. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. See note “Discontinued Operations” for additional information on discontinued operations.
The Company’s fiscal year ends on the Saturday closest to December 31. All references to “2019”, “2018” and “2017” relate to the 52 week fiscal years ended on December 28, 2019, December 29, 2018 and December 30, 2017, respectively. Two subsidiaries of the Company close within three days after the Company’s consolidated year end. The difference in reporting of financial information for these subsidiaries did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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
(c) Revisions of Previously Issued Consolidated Financial Statements
In connection with the preparation of the consolidated financial statements for the year ended December 28, 2019, the Company identified tax errors in its previously filed 2018 and 2017 annual consolidated financial statements and unaudited quarterly consolidated financial statements for each of the quarterly periods of 2018 and for the first three quarterly periods of 2019. The prior period tax errors, which originated prior to 2017, primarily relate to errors in the calculation of income tax expense on intercompany inventory transactions and the Company’s application of Accounting Standards Codification (“ASC”) 740-10-25-3(e), “Income Taxes” and ASC 810-10-45-8, “Consolidation”. As a result of the misapplication of these accounting standards, the Company’s consolidated financial statements were misstated.
The Company assessed the materiality of the errors in the 2018 and 2017 annual consolidated financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, “Materiality”, codified in ASC Topic 250, “Accounting Changes and Error Corrections” (“ASC 250”), and concluded that the errors were not material to the previously filed 2018 and 2017 annual consolidated financial statements or corresponding unaudited interim periods. In accordance with ASC 250 (SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”), the Company has corrected for these errors by revising previously filed 2018 and 2017 annual consolidated financial statements in connection with the filing of this 2019 Annual Report on Form 10-K. The revised annual consolidated financial statements also include adjustments to correct certain other immaterial errors, including errors that had previously been adjusted for as out of period corrections in the period identified.
The accompanying footnotes have also been corrected to reflect the impact of the revisions of the previously filed annual consolidated financial statements. Refer to Note, “Revisions of Previously Issued Consolidated Financial Statements” and Note,

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

“Quarterly Financial Data (Unaudited)” for reconciliations between as reported and as revised annual and quarterly amounts, respectively.
(d) Foreign Currency Translation
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
(e) Sales Recognition and Incentives
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

Product Returns
The Company generally offers customers a limited right of return for a purchased product. The Company estimates the amount of its product sales that may be returned by its customers and records this as a reduction of revenue in the period the related product revenue is recognized.
(f) Advertising Expense
Advertising costs represent one of several brand building methods used by the Company. Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” caption in the Consolidated Statements of Income of $163,769, $152,670 and $154,969 in 2019, 2018 and 2017, respectively.
(g) Shipping and Handling Costs
Revenue received for shipping and handling costs is included in net sales and was $19,536, $19,315 and $19,738 in 2019, 2018 and 2017, respectively. Shipping costs, which comprise payments to third-party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $441,766, $409,098 and $376,449 in 2019, 2018 and 2017, respectively. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.
(h) Research and Development
Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. Research and development includes expenditures for new product, technological improvements for existing products and process innovation, which primarily consist of salaries, consulting and supplies attributable to time spent on research and development activities. Additional costs include depreciation and maintenance for research and development equipment and facilities. Research and development expense was $51,520, $59,313 and $65,457 in 2019, 2018 and 2017, respectively.
(i) Defined Contribution Benefit Plans
The Company sponsors 401(k) plans as well as other defined contribution benefit plans. Expense for these plans was $28,907, $25,799 and $21,251 in 2019, 2018 and 2017, respectively.
(j) Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included within “Other current assets” in the Consolidated Balance Sheets. At December 28, 2019 and December 29, 2018, the Company’s restricted cash balance was $1,047 and $22,710, respectively, which represents cash paid into the escrow account for the Bras N Things acquisition that closed in the first quarter of 2018.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

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
(n) Leases
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
(o) Trademarks and Other Identifiable Intangible Assets
The primary identifiable intangible assets of the Company are trademarks, licensing agreements, customer and distributor relationships and computer software. Identifiable intangible assets with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. Trademarks with finite lives are being amortized over periods ranging from ten to 12 years, license agreements are being amortized over periods ranging from three to 17 years, customer and distributor relationships are being amortized over periods ranging from one to 15 years and computer software and other intangibles are being amortized over periods ranging from one to 13 years.
Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property. Identifiable intangible assets not subject to amortization are assessed for impairment at least annually, as of the first day of the third fiscal quarter, and as triggering events occur. The impairment test for identifiable intangible assets not subject to amortization consists of comparing the fair value of the intangible asset to its carrying value. If the carrying value exceeds the fair value of the asset, an impairment loss is recognized in an amount equal to such excess. In

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

assessing fair value, management relies on a number of factors to discount anticipated future cash flows including long-term sales growth rates, operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of intangible asset impairment.
In connection with the Company’s annual impairment testing performed in the third quarter of 2019, it performed a quantitative assessment for each indefinite-lived asset. The tests indicate that the indefinite-lived intangible assets have fair values that exceeded their carrying amounts and no impairment of trademarks or other identifiable intangible assets was identified as a result of the testing conducted in 2019.
The Company capitalizes internal software development costs incurred during the application development stage, which include the actual costs to purchase software from vendors and generally include personnel and related costs for employees who were directly associated with the enhancement and implementation of purchased computer software. Additions to computer software are included in capital expenditures in the Consolidated Statements of Cash Flows.
(p) Goodwill
Goodwill is the amount by which the purchase price exceeds the fair value of the assets acquired and liabilities assumed in a business combination. When a business combination is completed, the assets acquired and liabilities assumed are assigned to the reporting unit or units of the Company given responsibility for managing, controlling and generating returns on these assets and liabilities. In many instances, all of the acquired assets and assumed liabilities are assigned to a single reporting unit and in these cases, all of the goodwill is assigned to the same reporting unit. In those situations in which the acquired assets and liabilities are allocated to more than one reporting unit, the goodwill to be assigned to each reporting unit is determined in a manner similar to how the amount of goodwill recognized in a business combination is determined.
Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events occur. The Company’s annual measurement date is the first day of the third fiscal quarter. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units and compares it to the carrying value. If the carrying value of the reporting unit exceeds its fair value, the next step of the process involves comparing the implied fair value to the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to such excess. No impairment of goodwill was identified as a result of the testing conducted in 2019. In estimating the fair values of the reporting units, management relies on a number of factors to discount anticipated future cash flows including long-term sales growth rates, operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.
(q) Insurance Reserves
The Company is self-insured for property, workers’ compensation, medical and other casualty programs up to certain stop-loss limits. Undiscounted liabilities for self-insured exposures are accrued at the present value of the expected aggregate losses below those limits and are based on a number of assumptions, including historical trends, actuarial assumptions and economic conditions.
(r) Stock-Based Compensation
The Company established the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated), (the “Omnibus Incentive Plan”) to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company, incent performance and retain employees. Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company estimates forfeitures for stock-based awards granted that are not expected to vest.
(s) Income Taxes
Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Given continuing losses in

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

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
The enacted Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% and implementing a modified territorial tax system that included a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In 2018, the Company completed the accounting for the enactment of the Tax Act based upon its current interpretation of the Tax Act in accordance with available notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service. The Company adjusts its accounting as necessary when new guidance is issued.
In addition, the Tax Act implemented a new minimum tax on global intangible low-taxed income (“GILTI”). A company can elect an accounting policy to account for GILTI in either of the following ways:

•	As a period charge in the future period the tax arises; or

•	As part of deferred taxes related to the investment or subsidiary.
The Company elected to account for GILTI as a period cost.
(t) Financial Instruments
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

The Company may be exposed to credit losses in the event of nonperformance by individual counterparties or the entire group of counterparties to the Company’s derivative contracts. Risk of nonperformance by counterparties is mitigated by dealing with highly rated counterparties and by diversifying across counterparties.
Cash Flow Hedges
For a cash flow hedge, the Company formally assesses, both at inception and on a monthly basis thereafter, whether the designated derivative instrument is highly effective in offsetting changes in cash flows of the hedged item. The change in the fair value of a derivative instrument that is designated and highly effective as a cash flow hedge is recorded in the “Accumulated other comprehensive loss” line of the Consolidated Balance Sheets. When the hedged item affects the income statement, the gain or loss included in AOCI is recorded on the same line in the Consolidated Statements of Income as the hedged item. The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value. If it is determined that a designated derivative instrument ceases to be a highly effective cash flow hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded on the same line in the Consolidated Statements of Income as the hedged item.
Net Investment Hedges
For a net investment hedge, the Company formally assesses, both at inception and on a quarterly basis thereafter, whether the designated derivative or nonderivative instrument is highly effective as an economic hedge of foreign exchange risk associated with the hedged net investment. The change in the fair value of a derivative instrument or the change in the carrying value of a nonderivative instrument that is designated and highly effective as a net investment hedge is recorded in the cumulative translation adjustment component of AOCI, offsetting the translation adjustment of the net investment being hedged.
The Company assesses net investment hedge effectiveness and measures net investment hedge results for both derivative and nonderivative hedging instruments on an after-tax basis. The interest component of a cross-currency swap derivative contract designated in a highly effective net investment hedge is excluded from the assessment of hedge effectiveness and is initially recorded in the cumulative translation adjustment component of AOCI. This excluded component is amortized in earnings using a systematic and rational method over the term of the cross-currency swap derivative contract and recorded in the “Interest expense, net” line in the Consolidated Statements of Income. Cash flows from the periodic and final settlements of the cross-currency swap contracts will be reported as cash flows from investing activities in the Consolidated Statements of Cash Flows because the hedged item is a net investment in a foreign subsidiary, and the cash paid or received from acquiring or selling the subsidiary would typically be classified as investing.
If a net investment hedging relationship ceases to be highly effective, the Company discontinues hedge accounting, and any future change in the fair value of the derivative hedging instrument or future change in the carrying value of the nonderivative hedging instrument is recorded in the “Other expenses” line of the Consolidated Statements of Income, which is where the gain or loss on the sale or substantial liquidation of the underlying net investment would be recorded. However, any deferred gains or losses previously recorded in the cumulative translation adjustment component of AOCI will remain in AOCI until the hedged net investment is sold or substantially liquidated, at which time the cumulative deferred gains or losses are recorded in the “Other expenses” line of the Consolidated Statements of Income.
Derivative Contracts Not Designated as Hedges
For derivative contracts not designated as hedges, changes in fair value are reported in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income. These contracts are recorded at fair value when the hedged item is recorded as an asset or liability and then are revalued each accounting period.
(u) Assets and Liabilities Acquired in Business Combinations
Business combinations are accounted for using the purchase method, which requires the Company to allocate the cost of an acquired business to the acquired assets and assumed liabilities based on their estimated fair values at the acquisition date. The Company recognizes the excess of an acquired business’ cost over the fair value of acquired assets and assumed liabilities

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

as goodwill. Fair values are determined using the income approach based on market participant assumptions focusing on future cash flow projections and accepted industry standards.
(v) Recently Issued Accounting Pronouncements
Lease Accounting
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, which requires lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. The standard also resulted in enhanced quantitative and qualitative disclosures surrounding leases. The FASB subsequently issued updates to provide clarification on specific topics, including adoption guidance, practical expedients and interim transition disclosure requirements. The new rules were effective for the Company in the first quarter of 2019. The Company adopted the new rules utilizing the modified retrospective method and recognized a $6,556 cumulative effect adjustment in retained earnings at the beginning of the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which among other things, allowed the Company to carry forward the historical lease classification. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of $507,669 and $535,054, respectively as of December 30, 2018.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

Statements of Stockholders’ Equity
In August 2018, the SEC amended Rule 3-04 of Regulation S-X to extend the annual disclosure requirement for changes in stockholders’ equity and the amount of dividends per share for each class of shares to interim periods. The disclosures can be included either in a note to the financial statements or in a separate financial statement. The disclosures require both year to date information and subtotals for each interim period. The amendment was effective for the Company in the first quarter of 2019. The Company elected to include Condensed Consolidated Statements of Stockholders’ Equity, which include disclosure of the dividends per share in each period, as a separate statement in its interim financial statements within all applicable SEC filings.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The new rules eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. The new rules will be effective for the Company in the first quarter of 2020. The Company expects the new rules to apply to its trade receivables, but does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows, however we anticipate changes to our controls and procedures, as applicable, to ensure compliance with the new accounting rules.
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
Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new rules reduce complexity by removing specific exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. The new rules also simplify accounting for franchise taxes that are partially based on income,

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The new rules will be effective for the Company in the first quarter of 2021. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.
(w) Reclassifications
Certain prior year amounts in the notes to the Consolidated Financial Statements, none of which are material, have been reclassified to conform with the current year presentation. These classifications within the statements had no impact on the Company’s results of operations.

(3)	Revenue Recognition
On December 31, 2017, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”) using the modified retrospective method applied to contracts which were pending as of December 31, 2017. Financial results included in the Company’s Consolidated Statements of Income for the year ended December 28, 2019 and December 29, 2018 are presented under Topic 606, while December 30, 2017 amounts have not been restated and continue to be reported in accordance with ASC 605, “Revenue Recognition” (“Topic 605”). As a result of adopting Topic 606, the Company did not adjust opening retained earnings.
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
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Years Ended
	December 28, 2019	December 29, 2018
Third-party brick-and-mortar wholesale	$5,263,692	$5,288,966
Consumer-directed	1,703,231	1,514,989
Total net sales	$6,966,923	$6,803,955

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
Bras N Things
On February 12, 2018, the Company acquired 100% of the outstanding equity of BNT Holdco Pty Limited (“Bras N Things”) for a total purchase price of A$498,236 (U.S.$391,572). During the year ended December 29, 2018, due to the final working capital adjustment, the purchase consideration was reduced by A$3,012 (U.S.$2,367), ultimately resulting in a revised

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

purchase price of A$495,224 (U.S.$389,205) which included a cash payment of A$428,956 (U.S.$337,123), an indemnification escrow of A$31,988 (U.S.$25,140) and debt assumed of A$34,280 (U.S.$26,942). U.S. dollar equivalents are based on acquisition date exchange rates.
The Company funded the acquisition with a combination of short-term borrowings under its existing revolving loan facility (the “Revolving Loan Facility”) and cash on hand. During the year ended December 28, 2019, A$31,425 (U.S.$21,360) of the indemnification escrow, including interest earned, was paid to the sellers. The remaining indemnification escrow, held in one of the Company’s bank accounts, is recognized and classified as restricted cash, with the balance as of December 28, 2019 and December 29, 2018 included in the “Other current assets” line of the Consolidated Balance Sheets.
The results of Bras N Things have been included in the Company’s consolidated financial statements since the date of acquisition and are reported as part of the International segment.
Bras N Things is a leading intimate apparel retailer that sells proprietary bras, panties and lingerie sets through a retail network of approximately 170 brick-and-mortar retail stores at acquisition date in Australia, New Zealand and South Africa. The Company believes this acquisition creates opportunities for expansion of the Bras N Things’ consumer-directed sales model. Factors that contribute to the amount of goodwill recognized for the acquisition include the value of entry into the outlet store sector, expansion of online presence, including the third-party marketplace, and expected synergies with existing Company functions. Goodwill associated with the acquisition is not tax deductible.
Bras N Things trademark and brand name, which management believes to have an indefinite life, has been valued at $275,071. Amortizable intangible assets have been assigned values of $2,358 for noncompete agreements and $785 for a customer list. Noncompete agreements and the customer list are being amortized over three years.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

Unaudited pro forma results of operations for the Company are presented below assuming that the 2018 acquisition of Bras N Things had occurred on January 1, 2017. Pro forma operating results for the year ended December 30, 2017 include expenses totaling $317, for acquisition-related adjustments primarily related to inventory and intangible assets.

	Years Ended
	December 29, 2018	December 30, 2017
Net sales	$6,822,462	$6,608,714
Net income from continuing operations	542,696	103,240
Earnings per share from continuing operations:
Basic	$1.49	$0.28
Diluted	1.49	0.28

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
Other Acquisitions
On October 13, 2017, the Company acquired 100% of Alternative Apparel, Inc. (“Alternative Apparel”) from Rosewood Capital V, L.P. and certain individual shareholders in an all-cash transaction. Alternative Apparel sells the Alternative brand better basics T-shirts, fleece and other tops and bottoms. Alternative is a lifestyle brand known for its comfort, style and social responsibility. The Company believes this acquisition creates growth opportunities by supporting its Activewear growth strategy by expanding its market and channel penetration, including online, supported by the Company’s global low-cost supply chain and manufacturing network. Total consideration paid was $62,094. The Company funded the acquisition with cash on hand and short term borrowing under the Revolving Loan Facility. In connection with the acquisition, the Company recorded net working capital of $18,517, goodwill of $23,716, intangible assets of $26,800 and other net liabilities of $6,939. The results of Alternative Apparel have been included in the Company’s consolidated financial statements since the date of the acquisition and are reported as part of the Activewear segment. Due to the immaterial nature of this acquisition, the Company has not provided additional disclosures herein.

(5)	Earnings Per Share
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the period. Diluted EPS was calculated to give effect to all potentially dilutive shares of common stock using the treasury stock method.
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Basic weighted average shares outstanding	364,709	363,513	367,680
Effect of potentially dilutive securities:
Stock options	430	801	1,435
Restricted stock units	376	186	307
Employee stock purchase plan and other	4	5	4
Diluted weighted average shares outstanding	365,519	364,505	369,426

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

In 2019, there were no anti-dilutive restricted stock units. Restricted stock units totaling 450 and 488 units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for 2018, and 2017, respectively. In 2019, 2018 and 2017, there were no anti-dilutive stock options to purchase shares of common stock.

(6)	Stock-Based Compensation
The Company established the Omnibus Incentive Plan to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company, incent performance and retain employees.
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
A summary of the changes in stock options outstanding to the Company’s employees under the Omnibus Incentive Plan is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2016	2,275	$5.56	$36,438	2.20
Exercised	(736)	6.22

Options outstanding at December 30, 2017	1,539	$5.24	$24,108	1.76
Exercised	(756)	3.92

Options outstanding at December 29, 2018	783	$6.51	$4,449	1.54
Exercised	(312)	6.09

Options outstanding and exercisable at December 28, 2019	471	$6.79	$3,786	0.94

The total intrinsic value of options that were exercised during 2019, 2018 and 2017 was $3,084, $6,242 and $10,821, respectively.
Stock Unit Awards
Restricted stock units (“RSUs”) of the Company’s stock are granted to certain Company non-employee directors and employees to incent performance and retention over periods of one to three years. Upon vesting, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. Some RSUs which have been granted under the Omnibus Incentive Plan vest upon continued future service to the Company, while others also have a performanced-based vesting feature. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees provide the requisite service to the Company. A summary of the changes in the restricted stock unit awards outstanding under the Omnibus Incentive Plan is presented below:

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Nonvested share units outstanding at December 31, 2016	2,520	$26.46	$54,356	2.11
Granted — non-performanced based	628	21.22
Granted — performanced based	590	23.04
Vested	(991)	26.74
Forfeited	(81)	26.81

Nonvested share units outstanding at December 30, 2017	2,666	$24.36	$55,741	2.00
Granted — non-performanced based	970	15.52
Granted — performanced based	777	15.57
Vested	(1,114)	27.55
Forfeited	(38)	25.15

Nonvested share units outstanding at December 29, 2018	3,261	$18.53	$39,747	2.23
Granted — non-performanced based	114	16.20
Granted — performanced based	(93)	20.71
Vested	(1,246)	20.66
Forfeited	(169)	17.52

Nonvested share units outstanding at December 28, 2019	1,867	$16.93	$27,692	1.50

The total fair value of shares vested during 2019, 2018 and 2017 was $25,730, $30,701 and $26,510, respectively. Certain participants elected to defer receipt of shares earned upon vesting.
In addition to granting RSUs that vest solely upon continued future service to the Company, the Company also grants performanced-based RSUs where the number of shares of the Company’s common stock that will be received upon vesting range from 0% to 200% of the number of units granted based on the Company’s achievement of certain performance metrics. These performanced-based stock awards, which are included in the table above, represent awards that are earned based on future performance and service. As reported in the above table, the number of performanced-based RSUs granted each year represents the initial units granted on the date of grant plus or minus any adjustment for units that were earned based on the final achievement of the respective performance thresholds.
For all share-based payments under the Omnibus Incentive Plan, during 2019, 2018 and 2017, the Company recognized total compensation expense of $8,908, $21,063 and $23,224 and recognized a deferred tax benefit of $1,470, $1,888 and $6,085, respectively.
At December 28, 2019, there was $6,708 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $5,048, $1,488, and $172 is expected to be recognized in 2020, 2021, and 2022, respectively. The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the Omnibus Incentive Plan by issuing newly authorized shares. The Omnibus Incentive Plan authorized 63,220 shares for awards of stock options and restricted stock units, of which 8,197 were available for future grants as of December 28, 2019.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

(7)	Trade Accounts Receivable
Allowances for Trade Accounts Receivable
The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions are as follows:

	Allowance for Doubtful Accounts	Allowance for Chargebacks and Other Deductions	Total
Balance at December 31, 2016	$6,658	$12,068	$18,726
Charged to expenses	6,642	16,169	22,811
Deductions and write-offs	(632)	(18,264)	(18,896)
Currency translation	904	2,551	3,455

Balance at December 30, 2017	$13,572	$12,524	$26,096
Charged to expenses	15,813	13,487	29,300
Deductions and write-offs	(8,893)	(12,959)	(21,852)
Currency translation	(430)	(510)	(940)

Balance at December 29, 2018	$20,062	$12,542	$32,604
Charged to expenses	8,658	12,942	21,600
Deductions and write-offs	(9,198)	(11,101)	(20,299)
Currency translation	(518)	(159)	(677)

Balance at December 28, 2019	$19,004	$14,224	$33,228

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
Sales of Accounts Receivable
The Company has entered into agreements to sell selected trade accounts receivable to financial institutions based on programs offered by certain of the Company’s largest customers. As a result of the strong credit worthiness of these customers, the discount taken on most of these programs is less than the marginal borrowing rate on the Company’s variable rate credit facilities. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution services and collects these accounts receivable directly from the customer. Net proceeds of these accounts receivable sale programs are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows.
In addition to the programs noted above, in December 2019, the Company entered into agreements to sell selected trade accounts receivables to financial institutions based on programs sponsored by the Company. As a result of the strong credit worthiness of these customers, the discount taken on these programs is less than the marginal borrowing rate on the Company’s variable rate credit facilities. In a small portion of these programs, the Company obtains beneficial interest in the receivable subsequent to the sale. Cash received at the time of sale is recognized within the Consolidated Statements of Cash Flows as part of operating activities. Any subsequent cash received on the beneficial interest is recognized within the Consolidated Statements of Cash Flows as part of investing activities. At December 28, 2019, the Company had $2,984 of beneficial interest assets. The Company is the servicer of the receivables under some of these arrangements and is responsible for performing all accounts receivable administration functions. Where the Company receives a fee to service and monitor these transferred accounts receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.
The Company recognized total funding fees of $9,891, $9,566 and $6,059 in 2019, 2018 and 2017, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Consolidated Statements of Income.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

(8)	Inventories
Inventories consisted of the following:

	December 28, 2019	December 29, 2018
Raw materials	$83,545	$107,300
Work in process	136,592	182,966
Finished goods	1,685,708	1,766,572
	$1,905,845	$2,056,838

(9)	Property, Net
Property is summarized as follows:

	December 28, 2019	December 29, 2018
Land	$44,542	$44,980
Buildings and improvements	500,733	500,366
Machinery and equipment	1,085,451	1,097,536
Construction in progress	33,625	34,643
	1,664,351	1,677,525
Less accumulated depreciation	1,076,455	1,069,837
Property, net	$587,896	$607,688

Capital expenditures included in accounts payable at December 28, 2019, December 29, 2018 and December 30, 2017 was $19,327, $20,275 and $11,285, respectively.

(10)	Leases
The Company has operating leases for real estate (primarily retail stores and operating facilities) and certain equipment. The Company’s finance leases are not material. The Company’s leases have remaining lease terms of one to 38 years, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within one year.
Total operating lease costs, which includes short-term leases and variable cost, were $231,607 for the year ended December 28, 2019. For the year ended December 28, 2019, variable costs of $71,728 were included in total operating lease costs. Short-term lease costs were immaterial for the year ended December 28, 2019. Rental expense under operating leases was $185,696 and $184,603 in 2018 and 2017, respectively.
The following table presents supplemental cash flow and non-cash information related to leases:

Year Ended
December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$158,140
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$66,496

The following table presents supplemental information related to leases at December 28, 2019:

Weighted average remaining lease term	5.3 years
Weighted average discount rate	4.89%

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

The following table presents future minimum rental commitments under noncancelable operating leases as of December 29, 2018:

2019	$148,218
2020	129,660
2021	110,185
2022	91,411
2023	66,753
Thereafter	115,941
$662,168

The following table presents maturities of operating lease liabilities as of December 28, 2019:

2020	$166,833
2021	125,546
2022	91,443
2023	73,784
2024	44,239
Thereafter	93,754
Total lease payments	595,599
Less interest	71,227
$524,372

As of December 28, 2019, the Company’s additional operating lease contracts that have not yet commenced are immaterial.

(11)	Notes Payable
The Company had short-term revolving facilities in the following location at December 28, 2019 and December 29, 2018:

	Interest Rate as of December 28, 2019	Principal Amount
		December 28, 2019	December 29, 2018
Europe	Various	$4,244	$5,824

As of December 28, 2019 and December 29, 2018, the Company had total borrowing availability of $125,955 and $158,135, respectively, under its international notes payable facilities. Total interest paid on notes payable was $475, $1,579 and $364 in 2019, 2018 and 2017, respectively. The Company was in compliance with the financial covenants contained in each of the facilities at December 28, 2019.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

(12)	Debt
The Company had the following debt at December 28, 2019 and December 29, 2018:

	Interest Rate as of December 28, 2019	Principal Amount
		December 28, 2019	December 29, 2018	Maturity Date
Senior Secured Credit Facility:
Revolving Loan Facility	—	$—	$—	December 2022
Term Loan A	3.10%	625,000	721,875	December 2022
Term Loan B	3.45%	300,000	496,250	December 2024
Australian Term A-1	—	—	122,968	—
Australian Revolving Loan Facility	—	—	21,118	July 2021
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	558,847	572,213	June 2024
European Revolving Loan Facility	1.50%	110,914	113,520	September 2020
Accounts Receivable Securitization Facility	—	—	161,608	March 2020
Other International Debt	Various	—	1	Various
		3,394,761	4,009,553
Less long-term debt issuance costs		26,977	34,774
Less current maturities(1)		110,914	440,596
		$3,256,870	$3,534,183

(1)	Current maturities excludes $12 of short-term debt issuance costs at December 29, 2018.
The Company’s primary financing arrangements are the senior secured credit facility (the “Senior Secured Credit Facility”), 4.875% senior notes (the “4.875% Senior Notes”), 4.625% senior notes (the “4.625% Senior Notes”), 3.5% senior notes (the “3.5% Senior Notes”), the Accounts Receivable Securitization Facility and the European Revolving Loan Facility. The outstanding balances at December 28, 2019 and December 29, 2018 are reported in the “Accounts Receivable Securitization Facility”, “Current portion of long-term debt” and “Long-term debt” lines of the Consolidated Balance Sheets.
Total cash paid for interest related to debt in 2019, 2018 and 2017 was $173,133, $177,717 and $164,716, respectively.
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
A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At the Company’s option, it may add one or more term loan facilities or increase the commitments under the Revolving Loan Facility so long as certain conditions are satisfied, including, among others, that no default or event

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

of default is in existence, that the Company is in pro forma compliance with the financial covenants described below and that the Company’s senior secured leverage ratio is less than 3.50 to 1.00 on a pro forma basis after giving effect to the incurrence of such indebtedness. As of December 28, 2019, the Company had $4,435 of standby and trade letters of credit issued and outstanding under the Revolving Loan Facility and $995,565 of borrowing availability.
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
In addition, the commitment fee for the unused portion of revolving loan commitments made by the lenders is between 25 and 40 basis points based on the applicable commitment fee margin in effect from time to time. When the leverage ratio (as defined in the Senior Secured Credit Facility) is greater than or equal to 4.50 to 1.00, the commitment fee margin is 0.40%. When the leverage ratio is less than 4.50 to 1.00 but greater than or equal to 3.00 to 1.00, the applicable commitment fee margin is 0.30%. When the leverage ratio is less than 3.00 to 1.00, the applicable commitment fee margin is 0.25%.
The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; material inaccuracy of representations and warranties;

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to the ERISA, actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the Senior Secured Credit Facility). As of December 28, 2019, the Company was in compliance with all financial covenants.
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
The refinancing activity resulted in the incurrence of $39,523 in capitalized debt issuance costs for the series of senior notes, each of which is discussed in more detail below. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which ranged from eight to 10 years.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

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
Australian Term A-1 and Australian Revolver
On July 4, 2016, the Company established a floating rate A$200,000 Australian Term A-1 Loan Facility (the “Australian Term A-1”) with interest payable every three or six months. In June 2019, the Company paid the outstanding balance and terminated the Australian Term A-1 loan which would have matured on July 7, 2019. On July 15, 2016, the Company established the Australian Revolving Facility (the “Australian Revolver”) in the amount of A$65,000 with interest payable at a variable rate. The Australian Revolver is comprised of a bilateral cash advance of A$50,000, a bank overdraft of A$10,000 and a bank guarantee of A$5,000. The Australian Revolver will mature on July 15, 2021. The Australian Revolver interest rates are based on the Bank Bill Swap Bid Rate (“BBSY”) plus an applicable margin which is driven by the Company’s debt rating.
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
There were no letters of credit issued and outstanding under the Australian Revolving Loan Facility at December 28, 2019, and the Company had $41,497 of borrowing availability.
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
At December 28, 2019, the Company had no borrowing availability, taking into account the outstanding balance at the end of the year.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

Accounts Receivable Securitization Facility
Borrowings under the Accounts Receivable Securitization Facility are permitted only to the extent that the outstanding principal balance of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans and also subject to a fluctuating facility limit, not to exceed $300,000. The Company’s maximum borrowing capacity and borrowing availability under the Accounts Receivable Securitization Facility was $300,000 and $235,743 as of December 28, 2019, respectively. Under the terms of the Accounts Receivable Securitization Facility, the Company and certain of its subsidiaries sell or otherwise assign, on an ongoing basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly owned bankruptcy-remote subsidiary that in turn pledges the trade receivables to secure the borrowings, which are funded through conduits and financial institutions that are not affiliated with the Company. Funding under the Accounts Receivable Securitization Facility is received either from conduits party to the Accounts Receivable Securitization Facility through the issuance of commercial paper in the short-term market or through committed bank purchasers. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheets, and the securitization is treated as a secured borrowing by Receivables LLC from the third-party conduits and financial institutions party thereto for accounting purposes, but the assets of Receivables LLC will be used solely to satisfy the creditors of Receivables LLC, not the Company’s other creditors. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to Receivables LLC maintaining sufficient eligible receivables, by continuing to acquire trade receivables from the Company and certain of its subsidiaries, unless an event of default occurs. In March 2018, the Company amended the Accounts Receivable Securitization Facility primarily to extend the termination date to March 2019. In June 2018, the Company amended the Accounts Receivable Securitization Facility to remove certain receivables from being pledged as collateral for the facility and reduce the maximum availability to $225,000. In September 2018, the Company amended the Accounts Receivable Securitization Facility to remove certain additional receivables from being pledged as collateral for the facility. In March 2019, the Company amended the Accounts Receivable Securitization Facility to primarily increase the fluctuating facility limit to $300,000 (previously $225,000) and extend the maturity date to March 2020.
Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. The outstanding balance under the Accounts Receivable Securitization Facility is reported on the Consolidated Balance Sheets in the line “Accounts Receivable Securitization Facility.” In the case of any creditors party to the Accounts Receivable Securitization Facility that are conduits, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in interest expense on the Consolidated Statements of Income. In the case of any creditors party to the Accounts Receivable Securitization Facility that are committed bank purchasers, the interest rate would be payable at the Company’s option at the rate announced from time to time by PNC Bank, N.A. as its prime rate or at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) plus the applicable margin in effect from time to time. If the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) or, if this rate is unavailable or otherwise does not accurately reflect the costs to these creditors related to the borrowings, the interest rate would be the prime rate. These amounts are also considered financing costs and are included in interest expense on the Consolidated Statements of Income. In addition, Receivables LLC is required to make certain indemnity and other payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, including in the event that assets and liabilities of a conduit purchaser subject to the Accounts Receivable Securitization Facility are consolidated for financial and/or regulatory accounting purposes with certain other entities.
The Accounts Receivable Securitization Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio contained from time to time in the Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the managing agents or their affiliates. As of December 28, 2019, the Company was in compliance with all financial covenants.
The total outstanding principal amount of receivables in the collateral pool available for borrowings under the credit facility was $235,743 at December 28, 2019.
Future Principal Payments
Future principal payments for all of the facilities described above are as follows: $110,914 due in 2020, $25,000 due in 2021, $600,000 due in 2022, $0 due in 2023, $1,758,847 due in 2024 and $900,000 due thereafter.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

Debt Issuance Costs
During 2019, 2018 and 2017, the Company incurred $1,203, $677 and $9,130, respectively, in capitalized debt issuance costs in connection with the amendments to the Company’s financing arrangements. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from one to 10 years. As of December 28, 2019, the net carrying value of unamortized debt issuance costs for the revolving loan facilities, which is included in “Other Noncurrent Assets” in the Consolidated Balance Sheet, was $6,609 and the net carrying value of unamortized debt issuance costs for the remainder of the Company’s debt, which is included in “Long-term debt” in the Consolidated Balance Sheet was $26,977. The Company’s debt issuance cost amortization was $10,731, $9,278 and $10,394 in 2019, 2018 and 2017, respectively.
The Company recognizes charges in the “Other expenses” line of the Consolidated Statements of Income for fees incurred in financing transactions such as refinancing, amendments and write-offs incurred in the early extinguishment of debt. In 2019 and 2018, the Company did not recognize any of these charges. In 2017, the Company recognized charges of $380 for acceleration of unamortized debt costs related to the Euro Term Loan, $1,909 for the Australian Term Loans, and $1,739 for the refinancing of the U.S. Term Loans.

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
Purchase Commitments
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, production and finished goods. These agreements, typically with terms ending within a year, require total payments of $485,968 in 2020, $3,592 in 2021 and $3,843 in 2022.
License Agreements
The Company is party to several royalty-bearing license agreements for the use of third-party trademarks in certain of their products. The license agreements typically require a minimum guarantee to be paid either at the commencement of the agreement, by a designated date during the term of the agreement or by the end of the agreement period. When payments are made in advance of when they are due, the Company records a prepayment and amortizes the expense in the “Cost of sales” line of the Consolidated Statements of Income uniformly over the guaranteed period. For guarantees required to be paid at the completion of the agreement, royalties are expensed through “Cost of sales” as the related sales are made. Management has reviewed all license agreements and has concluded that there are no liabilities recorded at inception of the agreements.
During 2019, 2018 and 2017, the Company incurred royalty expense of approximately $105,829, $109,851 and $100,869, respectively.
Minimum amounts due under the license agreements are approximately $57,396 in 2020, $57,656 in 2021, $56,443 in 2022, $53,181 in 2023, $37,445 in 2024 and $57,100 thereafter.

(14)	Intangible Assets and Goodwill
As described in Note, “Acquisitions,” the Company acquired Bras N things in February 2018, which resulted in the recognition of certain intangible assets and goodwill.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

(a) Intangible Assets
The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

	Gross	Accumulated Amortization	Net Book Value
Year ended December 28, 2019:
Intangible assets subject to amortization:
Trademarks and brand names	$36,152	$27,752	$8,400
Licensing agreements	102,634	57,942	44,692
Customer and distributor relationships	163,831	71,603	92,228
Computer software	88,296	46,840	41,456
Other intangibles	3,156	1,812	1,344
	$394,069	$205,949	188,120
Intangible assets not subject to amortization:
Trademarks			1,298,598
Perpetual licensing agreements and other			34,082
Net book value of intangible assets			$1,520,800

	Gross	Accumulated Amortization	Net Book Value
Year ended December 29, 2018:
Intangible assets subject to amortization:
Trademarks and brand names	$35,818	$26,218	$9,600
Licensing agreements	102,929	50,222	52,707
Customer and distributor relationships	166,176	56,923	109,253
Computer software	125,319	90,203	35,116
Other intangibles	3,343	1,670	1,673
	$433,585	$225,236	208,349
Intangible assets not subject to amortization:
Trademarks			1,312,202
Perpetual licensing agreements and other			34,830
Net book value of intangible assets			$1,555,381

The amortization expense for intangible assets subject to amortization was $34,937, $36,437 and $34,892 for 2019, 2018 and 2017, respectively. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $32,858 in 2020, $29,056 in 2021, $27,461 in 2022, $23,964 in 2023 and $20,863 in 2024.
(b) Goodwill
Goodwill and the changes in those amounts during the period are as follows:

	Innerwear	Activewear	International	Other	Total
Net book value at December 30, 2017	$406,853	$316,950	$415,531	$27,673	$1,167,007
Acquisition of businesses	—	(566)	111,611	—	111,045
Currency translation	—	—	(36,325)	—	(36,325)

Net book value at December 29, 2018	$406,853	$316,384	$490,817	$27,673	$1,241,727
Acquisition of businesses	—	—	221	—	221
Currency translation	—	—	(6,237)	—	(6,237)

Net book value at December 28, 2019	$406,853	$316,384	$484,801	$27,673	$1,235,711

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

(15)	Accumulated Other Comprehensive Loss
The components of AOCI are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 30, 2017	$(36,430)	$(25,461)	$(614,000)	$243,760	$(432,131)
Amounts reclassified from accumulated other comprehensive loss	—	9,836	19,693	(7,552)	21,977
Current-period other comprehensive income (loss) activity	(113,555)	37,439	(1,000)	(8,597)	(85,713)

Balance at December 29, 2018	$(149,985)	$21,814	$(595,307)	$227,611	$(495,867)
Amounts reclassified from accumulated other comprehensive loss	—	(28,931)	20,121	2,012	(6,798)
Current-period other comprehensive income (loss) activity	(7,153)	11,903	(54,174)	13,257	(36,167)
Total other comprehensive income (loss)	(7,153)	(17,028)	(34,053)	15,269	(42,965)
Reclassification of stranded tax related to U.S. pension plan to retained earnings	—	—	—	(78,816)	(78,816)

Balance at December 28, 2019	$(157,138)	$4,786	$(629,360)	$164,064	$(617,648)

(1)
Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note, “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.

The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Years Ended
		December 28, 2019	December 29, 2018	December 30, 2017
Gain (loss) on foreign exchange contracts designated as cash flow hedges	Cost of sales	$28,931	$(9,836)	$1,825
	Income tax	(7,276)	2,038	(225)
	Net of tax	21,655	(7,798)	1,600

Amortization of deferred actuarial loss and prior service cost	Other expenses	(20,121)	(19,693)	(19,062)
	Income tax	5,264	5,514	7,320
	Net of tax	(14,857)	(14,179)	(11,742)

Total reclassifications		$6,798	$(21,977)	$(10,142)

(16)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. The Company also uses a combination of derivative instruments and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in its European subsidiaries.
As of December 28, 2019 and December 29, 2018, the notional U.S. dollar equivalent of the Company’s derivative portfolio of forward foreign exchange contracts was $652,423 and $575,469, respectively, consisting of contracts hedging exposures primarily related to the Australian dollar, Euro, Canadian dollar and Mexican peso. As of December 28, 2019, the U.S. dollar equivalent carrying value of long-term debt designated as a partial European net investment hedge was $558,847. The notional U.S. dollar equivalent of the Company’s cross-currency swap contracts, which are also designated as partial European net investment hedges, was $335,940 as of December 28, 2019.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts and cross-currency swap contracts recognized in the Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		December 28, 2019	December 29, 2018
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$2,716	$18,381
Cross-currency swap contracts	Other current assets	926	—
Cross-currency swap contracts	Other noncurrent assets	2,975	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	5,314	12,410
Total derivative assets		11,931	30,791

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(2,246)	(286)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(1,147)	(114)
Total derivative liabilities		(3,393)	(400)

Net derivative asset		$8,538	$30,391

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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $6,337. The Company is hedging exposure to the variability in future cash flows for forecasted transactions over the next 16 months.
The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Foreign exchange contracts	$11,903	$37,439	$(37,408)

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Years Ended
		December 28, 2019	December 29, 2018	December 30, 2017
Foreign exchange contracts(1)	Cost of sales	$28,931	$(9,836)	$1,825

(1)	The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Total cost of sales in which the effects of cash flow hedges are recorded	$4,247,593	$4,150,736	$3,981,959

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

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
The amount of after-tax gains (losses) included in AOCI in the Consolidated Balance Sheets related to derivative instruments and nonderivative financial instruments designated as net investment hedges and the amount of gains included in the “Interest expense, net” line in the Consolidated Statements of Income related to amounts excluded from the assessment of hedge effectiveness for derivative instruments designated as net investment hedges are as follows:

	Amount of Gain (Loss) Recognized in AOCI
	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Euro-denominated long-term debt	$(23)	$—	$—
Cross-currency swap contracts	2,201	—	—
Total	$2,178	$—	$—

	Location of Gain (Loss) Recognized in Income	Amount of Gain Recognized in Income (Amount Excluded from Effectiveness Testing)
		Years Ended
		December 28, 2019	December 29, 2018	December 30, 2017
Cross-currency swap contracts	Interest expense, net	$3,613	$—	$—

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Total interest expense, net in which the amounts excluded from effectiveness testing for net investment hedges are recorded	$178,579	$194,675	$174,435

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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

The effect of derivative contracts not designated as hedges on the Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Years Ended
		December 28, 2019	December 29, 2018	December 30, 2017
Foreign exchange contracts	Cost of sales	$(31,809)	$16,782	$—
Foreign exchange contracts	Selling, general and administrative expenses	(1,073)	726	114
Total		$(32,882)	$17,508	$114

(17)	Fair Value of Assets and Liabilities
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
As of December 28, 2019 and December 29, 2018, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to foreign exchange rates, cross-currency swap derivative contracts, defined benefit pension plan investment assets and deferred compensation plan liabilities. The fair values of foreign exchange rate derivatives are determined using the cash flows of the foreign exchange contract, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap derivative contracts are determined using the cash flows of the contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The fair values of defined benefit pension plan investments include: certain U.S. equity securities, certain foreign equity securities, cash and cash equivalents and debt securities that are determined based on quoted prices in public markets categorized as Level 1; insurance contracts that are determined based on inputs readily available in public markets or can be derived from information available in publicly quoted markets categorized as Level 2; certain foreign equity securities, debt securities and commodity investments measured at their net asset value, which is determined based on inputs readily available in public markets; and investments in hedge funds of funds and real estate

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

investments that are based on unobservable inputs about which little or no market data exists and are measured at a net asset value. Assets valued utilizing a net asset value are not required to be classified within the fair value hierarchy.
There were no changes during 2019 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. There were no transfers into or out of Level 1, Level 2 or Level 3 during the year ended December 28, 2019. As of December 28, 2019, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of December 28, 2019
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
U.S. equity securities	$162,455	$162,455	$—	$—
Foreign equity securities	34,224	34,224	—	—
Debt securities	41,356	41,356	—	—
Cash and other	7,382	7,382	—	—
Insurance contracts	2,971	—	2,971	—
Total plan assets in the fair value hierarchy	248,388	245,417	2,971	—
Plan assets measured at net asset value:(1)
Hedge fund of funds	350,270
Foreign equity securities	101,299
Debt securities	94,384
Real estate	55,067
Commodities	17,736
Total plan assets measured at net asset value	618,756
Total plan assets	867,144

Derivative contracts:
Forward foreign exchange contracts - assets	8,030	—	8,030	—
Cross-currency swap contracts - assets	3,901	—	3,901	—
Forward foreign exchange contracts - liabilities	(3,393)	—	(3,393)	—
	8,538	—	8,538	—
Deferred compensation plan liability	(31,221)	—	(31,221)	—

Total	$844,461	$245,417	$(19,712)	$—

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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

	Assets (Liabilities) at Fair Value as of December 29, 2018
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
U.S. equity securities	$138,356	$138,356	$—	$—
Foreign equity securities	29,345	29,345	—	—
Debt securities	52,896	52,896	—	—
Cash and other	6,286	6,286	—	—
Insurance contracts	1,474	—	1,474	—
Total plan assets in the fair value hierarchy	228,357	226,883	1,474	—
Plan assets measured at net asset value:(1)
Hedge fund of funds	311,730
Foreign equity securities	84,698
Debt securities	101,910
Real estate	43,998
Commodities	15,919
Total plan assets measured at net asset value	558,255
Total plan assets	786,612

Derivative contracts:
Forward foreign exchange contracts - assets	30,791	—	30,791	—
Forward foreign exchange contracts - liabilities	(400)	—	(400)	—
	30,391	—	30,391	—
Deferred compensation plan liability	(39,542)	—	(39,542)	—

Total	$777,461	$226,883	$(7,677)	$—

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of December 28, 2019 and December 29, 2018. The fair value of debt, which is classified as a Level 2 liability, was $3,560,623 and $3,863,299 as of December 28, 2019 and December 29, 2018 and had a carrying value of $3,394,761 and $4,009,553, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of December 28, 2019 and December 29, 2018, primarily due to the short-term nature of these instruments.

(18)	Defined Benefit Pension Plans
At December 28, 2019, the Company’s pension plans consisted of the Hanesbrands Inc. Pension Plan, various nonqualified retirement plans and international plans, which include certain defined benefit plans acquired in connection with the purchases of Hanes Europe Innerwear, Champion Europe and Hanes Australasia. Benefits under the Hanesbrands Inc. Pension Plan were frozen effective December 31, 2005.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

The components of net periodic benefit cost and other amounts recognized in other comprehensive loss of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Service cost	$2,892	$2,776	$2,216
Interest cost	43,670	40,208	40,830
Expected return on assets	(44,697)	(45,280)	(41,780)
Curtailments	—	(186)	154
Settlement cost	115	42	23
Amortization of:
Prior service cost	(6)	(6)	9
Net actuarial loss	20,127	19,699	19,053
Net periodic benefit cost	$22,101	$17,253	$20,505

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain) loss	$34,038	$(20,965)	$15,186
Prior service credit (cost)	6	6	(380)
Total (gain) loss recognized in other comprehensive income	34,044	(20,959)	14,806
Total recognized in net periodic benefit cost and other comprehensive income	$56,145	$(3,706)	$35,311

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost in 2020 are $22,453 and $(6), respectively.
The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	December 28, 2019	December 29, 2018
Benefit obligation:
Beginning of year	$1,164,518	$1,277,722
Service cost	2,892	2,776
Interest cost	43,670	40,208
Benefits paid	(66,450)	(59,808)
Curtailments	—	(186)
Settlements	(1,255)	(878)
Impact of exchange rate change	(286)	(4,621)
Actuarial (gain) loss	124,577	(92,156)
Other	(15)	1,461
End of year	1,267,651	1,164,518

Fair value of plan assets:
Beginning of year	786,612	872,686
Actual return (loss) on plan assets	115,210	(46,370)
Employer contributions	32,476	23,176
Benefits paid	(66,450)	(59,808)
Settlements	(1,255)	(878)
Impact of exchange rate change	566	(2,176)
Other	(15)	(18)
End of year	867,144	786,612
Funded status	$(400,507)	$(377,906)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

As most of the Company’s pension plans are frozen, the accumulated benefit obligation (“ABO”) approximates the benefit obligation. The total benefit obligation and the benefit obligation and fair value of plan assets for the Company’s pension plans with benefit obligations in excess of plan assets are as follows:

	December 28, 2019	December 29, 2018
Benefit obligation	$1,267,651	$1,164,518
Plans with benefit obligation in excess of plan assets:
Benefit obligation	1,239,077	1,136,559
Fair value of plan assets	837,554	760,155

Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	December 28, 2019	December 29, 2018
Noncurrent assets	$1,016	$—
Current liabilities	(3,001)	(3,765)
Noncurrent liabilities	(398,522)	(374,615)
Accumulated other comprehensive loss	(631,501)	(597,457)

Amounts recognized in accumulated other comprehensive loss consist of:

	December 28, 2019	December 29, 2018
Prior service cost	$(151)	$(157)
Actuarial loss	631,652	597,614
	$631,501	$597,457

Accrued benefit costs related to the Company’s defined benefit pension plans are reported in the “Accrued liabilities and other — Payroll and employee benefits” and “Pension and postretirement benefits” lines of the Consolidated Balance Sheets.
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

	December 28, 2019	December 29, 2018	December 30, 2017
Net periodic benefit cost:
Discount rate	4.24%	3.60%	4.15%
Long-term rate of return on plan assets	5.79	5.32	5.21
Rate of compensation increase(1)	4.40	4.40	3.84

Plan obligations:
Discount rate	3.16%	4.24%	3.60%
Rate of compensation increase(1)	3.01	4.40	4.40

(1)
The compensation increase assumption applies to the international plans and portions of the nonqualified retirement plans, as benefits under these plans were not frozen at December 28, 2019, December 29, 2018 and December 30, 2017.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

(b) Plan Assets, Expected Benefit Payments, and Funding
The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	December 28, 2019	December 29, 2018
Asset category:
Hedge fund of funds	40%	40%
Debt securities	16	20
U.S. equity securities	19	18
Foreign equity securities	16	14
Real estate	6	6
Commodities	2	2
Insurance contracts	—	—
Cash and other	1	—

The Company’s asset strategy and primary investment objective are to maximize the principal value of the plan assets to meet current and future benefit obligations to plan participants and their beneficiaries. To accomplish this goal, the assets of the plan are broadly diversified to protect against large investment losses and to reduce the likelihood of excessive volatility of returns. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, third-party investment management firms with complementary investment styles and philosophies to implement these allocations. The Company has established a target asset allocation based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical data, prospective capital market returns and forecasted liabilities of the plans. The target asset allocation approximates the actual asset allocation as of December 28, 2019. In addition to volatility protection, diversification enables the assets of the plan the best opportunity to provide adequate returns in order to meet the Company’s investment return objectives. These objectives include, over a rolling 5-year period, to achieve a total return that exceeds the required actuarial rate of return for the plan and to outperform a passive portfolio, consisting of a similar asset allocation.
The Company utilizes market data or assumptions that market participants would use in pricing the pension plan assets. At December 28, 2019, the Company had $245,417 classified as Level 1 assets, $2,971 classified as Level 2 assets and no assets classified as Level 3. At December 29, 2018, the Company had $226,883 classified as Level 1 assets, $1,474 classified as Level 2 assets and no assets classified as Level 3. The Level 1 assets consisted primarily of certain U.S. equity securities, certain foreign equity securities, certain debt securities and cash and cash equivalents. Certain foreign equity securities, debt securities, insurance contracts and commodity investments measured at their net asset value, which is determined based on inputs readily available in public markets, and investments in hedge funds of funds and real estate investments that are based on unobservable inputs about which little or no market data exists and are measured at a net asset value per share shall not be categorized within the fair value hierarchy. Refer to Note, “Fair Value of Assets and Liabilities,” for the Company’s complete disclosure of the fair value of pension plan assets.
Expected benefit payments are as follows: $63,665 in 2020, $67,775 in 2021, $68,262 in 2022, $70,319 in 2023, $70,931 in 2024 and $364,815 in 2025 through 2029.
(c) Nonretirement Postemployment Benefit Plans
Certain of the international plans, specifically those acquired in connection with the purchases of Hanes Europe Innerwear and Champion Europe, are in substance nonretirement postemployment benefit plans, which are future liabilities funded through future operational results of the Company. However, for purposes of consolidation, the Company is including these plans within the defined benefit reporting. At December 28, 2019 and December 29, 2018, the total amounts accrued for these plans were $47,751 and $49,808, respectively and the total expense was $1,223, $1,264 and $2,778 for 2019, 2018 and 2017, respectively.

(19)	Income Taxes
All current and comparative income tax information presented and described below reflect the effects of the revisions described in Note, “Revisions of Previously Issued Consolidated Financial Statements.”

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

The provision for income tax computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Income before income tax expense:
Domestic	(6.5)%	(9.5)%	(6.7)%
Foreign	106.5	109.5	106.7
	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	21.0%	21.0%	35.0%
State income tax	1.1	(0.3)	0.2
Tax on actual and planned remittances of foreign earnings	(0.4)	9.9	0.6
Tax on foreign earnings due to U.S. tax reform including measurement period adjustments	—	(0.5)	68.0
Revaluation of net deferred tax assets due to U.S. tax reform including measurement period adjustments	—	(1.2)	12.0
Tax on foreign earnings (U.S. tax reform - GILTI and FDII)	2.2	2.3	N/A
Foreign taxes less than U.S. statutory rate	(11.9)	(12.3)	(29.8)
Statutory stock deduction and Luxembourg Adjustments	2.2	(17.3)	N/A
Employee benefits	(0.2)	(0.1)	(0.2)
Change in valuation allowance due to statutory stock deduction	—	17.3	—
Other changes in valuation allowance	1.8	(3.9)	0.1
Tax benefits related to tax basis adjustments in acquired intangibles	(1.7)	—	—
Increase in unrecognized tax benefits	—	0.5	1.9
Release of unrecognized tax benefit reserves	(0.5)	—	(0.9)
State tax rate change	0.3	0.4	0.1
Provision to return adjustment	(2.4)	(0.2)	(2.2)
Other, net	0.1	0.5	0.8
Taxes at effective worldwide tax rates	11.6%	16.1%	85.6%

The Tax Act was enacted in the U.S. on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. In response to the Tax Act, the SEC issued SAB 118 which allowed issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements and adjust in the period in which the estimate becomes finalized, or in circumstances where estimates cannot be made, to disclose and recognize within a one year measurement period.
At December 30, 2017 and throughout 2018, the Company applied the guidance described under Staff Accounting Bulletin No. 118 (“SAB 118”) and recorded provisional estimates for the effects of the Tax Act in connection with the following: one-time transition tax, remeasurement of deferred tax assets and liabilities, tax on global intangible low-taxed income and the impact of the Tax Act on the Company’s permanent reinvestment assertion with respect to its unremitted foreign earnings. The Company completed the accounting for the income tax effects of the Tax Act as of December 29, 2018. As a result, the Company recognized additional tax expense of $45,203 which consisted of additional income tax expense associated with the Company’s plan to remit certain foreign earnings that are no longer considered to be permanently reinvested less income tax benefits resulting from reductions in the Company’s original provisional charges recorded in connection with the one-time transition tax and the remeasurement of deferred tax assets and liabilities.
One-time Transition Tax
The Company recorded a provisional amount for the one-time transition tax liability for each of the Company’s foreign subsidiaries, resulting in a transition tax liability of $359,938 at December 30, 2017. Upon further analysis of the Tax Act, notices, and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”), the Company finalized the calculations of the transition tax liability during 2018. The Company decreased the December 30,

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

2017 provisional amount by approximately $2,925, which is included as a component of income tax expense in 2018. The Company has elected to pay its transition tax over the eight-year period provided in the Tax Act. As of December 28, 2019, the remaining balance of the Company’s transition tax obligation is $100,626, which will be paid over the next six years.
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
Global Intangible Low-taxed Income (GILTI)
The Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, “Accounting for Global Intangible Low-Taxed Income,” states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period cost in the year the tax is incurred.
Permanent Reinvestment Assertion
As a result of the Tax Act, the Company continued to evaluate the permanent reinvestment assertion with respect to unremitted foreign earnings, including those unremitted foreign earnings that were taxed in the U.S. as part of the one-time transition tax. As a result of this evaluation, the Company has determined that a portion of the Company’s unremitted foreign earnings, totaling approximately $1,035,000 will no longer be permanently reinvested. The remainder of the Company’s foreign earnings will continue to be permanently reinvested to fund working capital requirements and operations abroad. As of December 28, 2019, the Company has accrued $42,653 of income taxes with respect to the $1,035,000 of foreign earnings the Company intends to remit in the future. These income tax effects include U.S. federal, state, foreign and withholding tax implications in accordance with the planned remittance of such foreign earnings. Tax costs associated with the permanently reinvested portion of the outside basis difference are considered too complex to calculate.
The Company has been granted income tax rates lower than statutory rates in two foreign jurisdictions through 2019. These lower rates, when compared with the countries’ statutory rates, resulted in an income tax reduction of approximately $344 (negligible impact per diluted share) in 2019, $424 (negligible impact per diluted share) in 2018 and $2,800 ($0.01 impact per diluted share) in 2017.
Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended December 28, 2019
Domestic	$(20,548)	$12,164	$(8,384)
Foreign	67,037	5,599	72,636
State	(9,299)	24,054	14,755
	$37,190	$41,817	$79,007

Year ended December 29, 2018
Domestic	$(16,746)	$61,202	$44,456
Foreign	86,006	(42,446)	43,560
State	8,044	7,855	15,899
	$77,304	$26,611	$103,915

Year ended December 30, 2017
Domestic	$217,996	$180,846	$398,842
Foreign	62,684	(15,098)	47,586
State	11,676	(4,987)	6,689
	$292,356	$160,761	$453,117

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Cash payments for income taxes	$112,477	$94,556	$57,882

The deferred tax assets and liabilities at the respective year-ends were as follows:

	December 28, 2019	December 29, 2018
Deferred tax assets:
Nondeductible reserves	$1,246	$3,388
Inventories	28,467	26,391
Bad debt allowance	9,108	8,671
Accrued expenses	10,305	18,975
Employee benefits	125,617	121,133
Tax credits	5,841	9,585
Net operating loss and other tax carryforwards	266,472	256,274
Leasing	142,379	—
Other	5,537	11,466
Gross deferred tax assets	594,972	455,883
Less valuation allowances	(197,347)	(179,599)
Deferred tax assets	397,625	276,284

Deferred tax liabilities:
Property and equipment	656	2,943
Derivatives	1,525	1,101
Section 481(a) liability	26,762	—
Leasing	132,559	—
Accrued tax on unremitted foreign earnings	42,653	55,728
Intangibles	92,577	94,700
Prepaids	5,583	2,742
Deferred tax liabilities	302,315	157,214
Net deferred tax assets	$95,310	$119,070

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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

The changes in the Company’s valuation allowance for deferred tax assets are as follows:

December 31, 2016	$67,451
Charge to expenses	729
Charged to other accounts(1)	4,422
December 30, 2017	$72,602
Charge to expenses	52,135
Charged to other accounts(1)	20,819
Charged to retained earnings upon adoption of ASU 2016-16(2)	34,043
December 29, 2018	$179,599
Charge to expenses	12,316
Charged to other accounts(1)	5,432
December 28, 2019	$197,347

(1)	Charges to other accounts include the effects of foreign currency translation and purchase accounting adjustments.

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

As of December 28, 2019, the valuation allowance for deferred tax assets was $197,347, made up of $136,243 for foreign loss carryforwards, $41,833 for other foreign deferred tax assets, and $19,271 for federal and state operating loss carryforwards. The net change in the total valuation allowance for 2019 was $17,748 related to an increase of $7,510 for foreign loss carryforwards, an increase of $199 for other foreign deferred tax assets, and an increase of $10,039 for state operating loss carryforwards and other domestic deferred tax assets. The foreign net increase included the benefits of a release of a valuation allowance in Mexico due to the enactment of Mexican tax reform which was offset by increases in foreign valuation allowances in other foreign jurisdictions.
At December 28, 2019, the Company had total net operating loss carryforwards of approximately $828,928 for foreign jurisdictions, which will expire as follows:

Fiscal Year:
2020	$3,042
2021	5,414
2022	3,899
2023	4,493
2024	9,125
Thereafter	802,955

At December 28, 2019, the Company had tax credit carryforwards totaling $5,841, which expire beginning after 2019.
At December 28, 2019, the Company had federal and state net operating loss carryforwards of approximately $39,058 and $857,980, respectively, which expire beginning after 2019.
In 2019 and 2018, the Company recognized a benefit related to a reduction of unrecognized tax benefits for tax positions of prior years of $48,613 and $4,128, respectively. Of this, in 2019 and 2018, the benefit resulting from the expiration of statutes of limitations was $4,016 and $1,000, respectively. In 2019, the Company also recognized a reduction for tax positions of prior years of $44,597 related to the filing of tax accounting method changes which led to the uncertain tax position being reclassified to current taxes payable and deferred tax liability. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next 12 months due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company currently expects a reduction of approximately $15,080 for unrecognized tax benefits accrued at December 28, 2019 within the next 12 months.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 30, 2017 (gross balance of $99,469)	$94,906
Additions based on tax positions related to the current year	2,877
Additions based on tax positions of prior years	430
Additions based on tax positions related to the acquisition of Bras N Things	10,911
Settlements	(542)
Reductions for tax positions of prior years	(4,128)

Balance at December 29, 2018 (gross balance of $107,306)	$104,454
Additions based on tax positions related to the current year	2,797
Additions based on tax positions of prior years	19,585
Settlements	(2,730)
Reductions for tax positions of prior years	(48,613)

Balance at December 28, 2019 (gross balance of $79,897)	$75,493

At December 28, 2019, the balance of the Company’s unrecognized tax benefits, which would, if recognized, affect the Company’s annual effective tax rate was $70,133. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $(1,792), $5,744 and $1,588 in 2019, 2018 and 2017, respectively, for interest and penalties classified as income tax expense in the Consolidated Statements of Income. At December 28, 2019 and December 29, 2018, the Company had a total of $9,648 and $11,440, respectively, of interest and penalties accrued related to unrecognized tax benefits.
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

(20)	Stockholders’ Equity
The Company is authorized to issue up to 2,000,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and the Company’s Board of Directors may, without stockholder approval, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At December 28, 2019 and December 29, 2018, 362,449 and 361,330 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding.
On February 6, 2020, the Company’s Board of Directors approved a new share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved in 2016. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. The Company has not yet repurchased any shares under the new share repurchase program. The Company did not purchase any shares of the Company’s common stock in 2019 or 2018. Under the prior repurchase program, the Company purchased 19,640 shares of the Company’s common stock at a cost of $400,017 (average price of $20.35) all during 2017. The primary objective of the share repurchase program is to utilize excess cash to generate shareholder value.
Dividends
In 2017, the Company’s Board of Directors declared regular quarterly cash dividends of $0.15 per share of the Company’s outstanding common stock, which were paid in 2017.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

In 2018, the Company’s Board of Directors declared regular quarterly cash dividends of $0.15 per share of the Company’s outstanding common stock, which were paid in 2018.
During 2019, the Company’s Board of Directors declared regular quarterly cash dividends of $0.15 per share of the Company’s outstanding common stock, which were paid on March 12, 2019, June 4, 2019, September 4, 2019 and December 3, 2019.
On February 6, 2020, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share of the Company’s outstanding common stock to be paid on March 10, 2020 to stockholders of record at the close of business on February 18, 2020.

(21)	Discontinued Operations
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
The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to these businesses that were eliminated from ongoing operations. The key components from discontinued operations related to the Dunlop Flooring and Tontine Pillow businesses were as follows:

Year Ended
December 30, 2017
Net sales	$6,865
Cost of sales	4,507
Gross profit	2,358
Selling, general and administrative expenses	3,729
Operating loss	(1,371)
Other expenses	303
Net loss on disposal of business	242
Loss from discontinued operations before income tax expense	(1,916)
Income tax expense	181
Net loss from discontinued operations, net of tax	$(2,097)

All assets and liabilities of discontinued operations were sold in 2017.
For the year ended December 30, 2017, there were no material amounts of depreciation, amortization, capital expenditures, or significant operating or investing non-cash items related to discontinued operations.

(22)	Business Segment Information
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

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
The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, restructuring and other action-related charges and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note, “Summary of Significant Accounting Policies.”

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net sales:
Innerwear	$2,302,632	$2,379,675	$2,462,876
Activewear	1,854,704	1,792,280	1,654,278
International	2,529,375	2,344,115	2,054,664
Other	280,212	287,885	299,592
Total net sales	$6,966,923	$6,803,955	$6,471,410

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Segment operating profit:
Innerwear	$515,991	$526,831	$580,879
Activewear	281,319	267,428	264,975
International	384,784	351,769	268,367
Other	24,829	25,348	31,540
Total segment operating profit	1,206,923	1,171,376	1,145,761
Items not included in segment operating profit:
General corporate expenses	(218,770)	(190,090)	(183,790)
Restructuring and other action-related charges	(63,486)	(80,198)	(190,904)
Amortization of intangibles	(34,937)	(36,437)	(34,892)
Total operating profit	889,730	864,651	736,175
Other expenses	(31,424)	(26,395)	(32,645)
Interest expense, net	(178,579)	(194,675)	(174,435)
Income from continuing operations before income tax expense	$679,727	$643,581	$529,095

For the year ended December 28, 2019, the Company incurred pre-tax restructuring and other action-related charges of $63,486, of which $58,267 is reported in the “Cost of sales” line and $5,219 is reported in the “Selling, general and administrative expenses” line in the Consolidated Statement of Income. For the year ended December 29, 2018, the Company incurred pre-tax restructuring and other action-related charges of $80,162, of which $38,355 is reported in the “Cost of sales” line, $41,843 is reported in the “Selling, general and administrative expenses” line, and a gain of $36 is reported in the “Other Expenses” line in the Consolidated Statement of Income. For the year ended December 30, 2017, the Company incurred pre-tax restructuring and other action-related charges of $197,904, of which $54,970 is reported in the “Cost of sales” line, $108,082 is reported in the “Selling, general and administrative expenses” line, $27,852 is reported in the “Change in fair value of contingent consideration” line and $7,000 is reported in the “Other Expenses” line in the Consolidated Statement of Income.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

As of December 29, 2018, the Company had an accrual of $10,806 for expected benefit payments related to actions taken in prior years. During the year ended December 28, 2019, the Company approved actions to close certain supply chain facilities and reduce overhead costs and incurred charges of $12,392 for employee termination and other benefits for employees affected by separation programs, with $9,720 and $2,672 of charges reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines, respectively, in the Consolidated Statement of Income. During the year ended December 28, 2019, benefit payments, other accrual adjustments and foreign currency adjustments of $16,078 have been made, resulting in an ending accrual of $7,120; of which $6,051 and $1,069 is included in the “Accrued liabilities and other - Other” and “Other noncurrent liabilities” lines of the Consolidated Balance Sheet, respectively.

	December 28, 2019	December 29, 2018
Assets:
Innerwear	$1,352,773	$1,482,373
Activewear	1,045,567	1,071,895
International	1,578,251	1,266,580
Other	197,312	146,138
	4,173,903	3,966,986
Corporate(1)	3,180,083	3,271,254
Total assets	$7,353,986	$7,238,240

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Depreciation and amortization expense:
Innerwear	$30,408	$33,348	$32,000
Activewear	23,804	18,768	19,485
International	35,618	37,642	30,219
Other	6,200	5,601	5,891
	96,030	95,359	87,595
Corporate	34,937	36,437	34,892
Total depreciation and amortization expense	$130,967	$131,796	$122,487

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Capital expenditures:
Innerwear	$16,852	$20,459	$21,427
Activewear	19,902	16,024	11,263
International	43,421	33,632	31,127
Other	4,436	3,221	3,455
	84,611	73,336	67,272
Corporate	16,473	12,957	19,736
Total capital expenditures	$101,084	$86,293	$87,008

(1)	Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.
Sales to Wal-Mart and Target were substantially in the Innerwear and Activewear segments and represented 14% and 11% of total sales in 2019, respectively. Sales to Wal-Mart and Target represented 16% and 12% of total net sales in 2018, respectively. Sales to Wal-Mart and Target represented 18% and 13% of total net sales in 2017, respectively.
Worldwide sales by product category for Innerwear and Activewear were $4,120,284 and $2,846,639, respectively, in 2019. Worldwide sales by product category for Innerwear and Activewear were $4,253,338 and $2,550,617, respectively, in

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

2018. Worldwide sales by product category for Innerwear and Activewear were $4,257,877 and $2,213,533, respectively, in 2017.

(23)	Geographic Area Information

	Years Ended or at
	December 28, 2019		December 29, 2018		December 30, 2017
	Sales	Property, Net	Sales	Property, Net	Sales	Property, Net
Americas	$4,659,772	$383,219	$4,658,346	$402,370	$4,620,931	$413,900
Asia Pacific	1,247,989	104,041	1,129,605	104,305	909,539	102,430
Europe	1,023,639	99,560	987,016	99,835	914,415	105,825
Other	35,523	1,076	28,988	1,178	26,525	1,836
	$6,966,923	$587,896	$6,803,955	$607,688	$6,471,410	$623,991

The net sales by geographic region are attributed by customer location. The property by geographic region includes assets held and used, which are recognized within the “Property, net” line of the Consolidated Balance Sheets.

(24)	Revisions of Previously Issued Consolidated Financial Statements
As described in Note, “Summary of Significant Accounting Policies,” in connection with the preparation of the consolidated financial statements for the year ended December 28, 2019, the Company identified tax errors in its previously filed 2018 and 2017 annual consolidated financial statements and unaudited quarterly consolidated financial statements for each of the quarterly periods of 2018 and for the first three quarterly periods of 2019. The prior period tax errors, which originated prior to 2017, primarily relate to errors in the calculation of income tax expense on intercompany inventory transactions and the Company’s application of ASC 740-10-25-3(e), “Income Taxes” and ASC 810-10-45-8, “Consolidation”. As a result of the misapplication of these accounting standards, the Company’s consolidated financial statements were misstated.
The Company has corrected for these errors by revising previously filed 2018 and 2017 annual consolidated financial statements in connection with the filing of this 2019 Annual Report on Form 10-K. The revised annual consolidated financial statements also include adjustments to correct certain other immaterial errors, including errors that had previously been adjusted for as out of period corrections in the period identified. The following tables present the impact of the revisions of the previously filed annual consolidated financial statements to correct for prior period errors, including the impact to retained earnings as of January 1, 2017 to correct for that portion of the errors which originated in years prior to 2017. Additionally, see Note, “Quarterly Financial Data (Unaudited),” for the impact of these revisions on each of the quarterly periods.

	Year Ended December 29, 2018
Consolidated Statement of Income	As Previously Reported	Adjustments	As Revised
Net sales	$6,803,955	$—	$6,803,955
Cost of sales	4,147,436	3,300	4,150,736
Gross profit	2,656,519	(3,300)	2,653,219
Selling, general and administrative expenses	1,788,568	—	1,788,568
Operating profit	867,951	(3,300)	864,651
Other expenses	26,395	—	26,395
Interest expense, net	194,675	—	194,675
Income before income tax expense	646,881	(3,300)	643,581
Income tax expense	93,797	10,118	103,915
Net income	$553,084	$(13,418)	$539,666

Earnings per share:
Basic	$1.52	$(0.04)	$1.48
Diluted	$1.52	$(0.04)	$1.48

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

	Year Ended December 30, 2017
Consolidated Statement of Income	As Previously Reported	Adjustments	As Revised
Net sales	$6,471,410	$—	$6,471,410
Cost of sales	3,980,859	1,100	3,981,959
Gross profit	2,490,551	(1,100)	2,489,451
Selling, general and administrative expenses	1,718,349	7,075	1,725,424
Change in fair value of contingent consideration	27,852	—	27,852
Operating profit	744,350	(8,175)	736,175
Other expenses	32,645	—	32,645
Interest expense, net	174,435	—	174,435
Income from continuing operations before income tax expense	537,270	(8,175)	529,095
Income tax expense	473,279	(20,162)	453,117
Income from continuing operations	63,991	11,987	75,978
Loss from discontinued operations, net of tax	(2,097)	—	(2,097)
Net income	$61,894	$11,987	$73,881

Earnings (loss) per share — basic:
Continuing operations	$0.17	$0.03	$0.21
Discontinued operations	(0.01)	—	(0.01)
Net income	$0.17	$0.03	$0.20

Earnings (loss) per share — diluted:
Continuing operations	$0.17	$0.03	$0.21
Discontinued operations	(0.01)	—	(0.01)
Net income	$0.17	$0.03	$0.20

	Year Ended December 29, 2018
Consolidated Statement of Comprehensive Income	As Previously Reported	Adjustments	As Revised
Net income	$553,084	$(13,418)	$539,666
Other comprehensive income (loss):
Translation adjustments	(113,555)	—	(113,555)
Unrealized gain on qualifying cash flow hedges, net of tax of ($11,297)	35,978	—	35,978
Unrecognized income from pension and postretirement plans, net of tax of ($4,852)	13,841	—	13,841
Total other comprehensive loss	(63,736)	—	(63,736)
Comprehensive income	$489,348	$(13,418)	$475,930

	Year Ended December 30, 2017
Consolidated Statement of Comprehensive Income	As Previously Reported	Adjustments	As Revised
Net income	$61,894	$11,987	$73,881
Other comprehensive income (loss):
Translation adjustments	34,554	7,075	41,629
Unrealized loss on qualifying cash flow hedges, net of tax of $7,951	(31,281)	—	(31,281)
Unrecognized loss from pension and postretirement plans, net of tax of $930	(6,488)	—	(6,488)
Total other comprehensive income (loss)	(3,215)	7,075	3,860
Comprehensive income	$58,679	$19,062	$77,741

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

	December 29, 2018
Consolidated Balance Sheet	As Previously Reported	Adjustments	As Revised
Assets
Cash and cash equivalents	$433,022	$—	$433,022
Trade accounts receivable, net	870,878	—	870,878
Inventories	2,054,458	2,380	2,056,838
Other current assets	159,231	22,146	181,377
Total current assets	3,517,589	24,526	3,542,115
Property, net	607,688	—	607,688
Trademarks and other identifiable intangibles, net	1,555,381	—	1,555,381
Goodwill	1,241,727	—	1,241,727
Deferred tax assets	249,693	(42,244)	207,449
Other noncurrent assets	83,880	—	83,880
Total assets	$7,255,958	$(17,718)	$7,238,240

Liabilities and Stockholders’ Equity
Accounts payable	$1,029,933	$—	$1,029,933
Accrued liabilities and other:
Payroll and employee benefits	147,418	—	147,418
Advertising and promotion	148,295	—	148,295
Other	258,188	15,696	273,884
Notes payable	5,824	—	5,824
Accounts Receivable Securitization Facility	161,608	—	161,608
Current portion of long-term debt	278,976	—	278,976
Total current liabilities	2,030,242	15,696	2,045,938
Long-term debt	3,534,183	—	3,534,183
Pension and postretirement benefits	378,972	—	378,972
Other noncurrent liabilities	342,278	64,743	407,021
Total liabilities	6,285,675	80,439	6,366,114

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 361,330,128	3,613	—	3,613
Additional paid-in capital	284,877	—	284,877
Retained earnings	1,184,735	(105,232)	1,079,503
Accumulated other comprehensive loss	(502,942)	7,075	(495,867)
Total stockholders’ equity	970,283	(98,157)	872,126
Total liabilities and stockholders’ equity	$7,255,958	$(17,718)	$7,238,240

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

Consolidated Statements of Stockholders’ Equity	As Previously Reported	Adjustments	As Revised
Balance at December 31, 2016	$1,223,914	$(103,801)	$1,120,113
Net income	61,894	11,987	73,881
Dividends ($0.60 per common share)	(222,290)	—	(222,290)
Other comprehensive income (loss)	(3,215)	7,075	3,860
Stock-based compensation	23,224	—	23,224
Net exercise of stock options, vesting of restricted stock units and other	2,692	—	2,692
Share repurchases	(400,017)	—	(400,017)
Balance at December 30, 2017	$686,202	$(84,739)	$601,463
Net income	553,084	(13,418)	539,666
Dividends ($0.60 per common share)	(218,694)	—	(218,694)
Other comprehensive loss	(63,736)	—	(63,736)
Stock-based compensation	21,063	—	21,063
Net exercise of stock options, vesting of restricted stock units and other	(7,636)	—	(7,636)
Balance at December 29, 2018	$970,283	$(98,157)	$872,126

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

	Year Ended December 29, 2018
Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Revised
Operating activities:
Net income	$553,084	$(13,418)	$539,666
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	95,359	—	95,359
Amortization of acquisition intangibles	25,670	—	25,670
Other amortization	10,767	—	10,767
Amortization of debt issuance costs	9,278	—	9,278
Stock compensation expense	21,416	—	21,416
Deferred taxes	22,146	4,465	26,611
Other	(1,134)	—	(1,134)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	10,269	—	10,269
Inventories	(205,319)	3,300	(202,019)
Other assets	(4)	(7,581)	(7,585)
Accounts payable	165,788	—	165,788
Accrued pension and postretirement benefits	(5,024)	—	(5,024)
Accrued liabilities and other	(58,894)	13,234	(45,660)
Net cash from operating activities	643,402	—	643,402

Investing activities:
Capital expenditures	(86,293)	—	(86,293)
Proceeds from sales of assets	2,557	—	2,557
Acquisition of businesses, net of cash acquired	(334,915)	—	(334,915)
Net cash from investing activities	(418,651)	—	(418,651)

Financing activities:
Borrowings on notes payable	278,147	—	278,147
Repayments on notes payable	(286,591)	—	(286,591)
Borrowings on Accounts Receivable Securitization Facility	213,336	—	213,336
Repayments on Accounts Receivable Securitization Facility	(176,937)	—	(176,937)
Borrowings on Revolving Loan Facilities	3,546,360	—	3,546,360
Repayments on Revolving Loan Facilities	(3,506,500)	—	(3,506,500)
Repayments on Term Loan Facilities	(31,875)	—	(31,875)
Repayments on International Debt	(1,105)	—	(1,105)
Cash dividends paid	(216,316)	—	(216,316)
Payments to amend and refinance credit facilities	(677)	—	(677)
Payment of contingent consideration	(3,540)	—	(3,540)
Taxes paid related to net shares settlement of equity awards	(12,715)	—	(12,715)
Other	(2,084)	—	(2,084)
Net cash from financing activities	(200,497)	—	(200,497)
Effect of changes in foreign exchange rates on cash	9,912	—	9,912
Change in cash, cash equivalents and restricted cash	34,166	—	34,166
Cash, cash equivalents and restricted cash at beginning of year	421,566	—	421,566
Cash, cash equivalents and restricted cash at end of year	455,732	—	455,732
Less restricted cash at end of year	22,710	—	22,710
Cash and cash equivalents per balance sheet at end of year	$433,022	$—	$433,022

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

	Year Ended December 30, 2017
Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Revised
Operating activities:
Net income	$61,894	$11,987	$73,881
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	87,595	—	87,595
Amortization of acquisition intangibles	25,052	—	25,052
Other amortization	9,840	—	9,840
Write-off on early extinguishment of debt	4,028	—	4,028
Amortization of debt issuance costs	10,394	—	10,394
Stock compensation expense	23,582	—	23,582
Deferred taxes	239,068	(78,307)	160,761
Change in fair value of contingent consideration liability	27,852	—	27,852
Other	1,468	7,075	8,543
Changes in assets and liabilities, net of acquisition and disposition of businesses:
Accounts receivable	(31,656)	—	(31,656)
Inventories	22,648	1,100	23,748
Other assets	(28,346)	6,187	(22,159)
Accounts payable	71,806	—	71,806
Accrued pension and postretirement benefits	19,042	—	19,042
Accrued liabilities and other	111,451	51,958	163,409
Net cash from operating activities	655,718	—	655,718

Investing activities:
Capital expenditures	(87,008)	—	(87,008)
Proceeds from sales of assets	4,459	—	4,459
Acquisition of businesses, net of cash acquired	(62,249)	—	(62,249)
Disposition of businesses	40,285	—	40,285
Net cash from investing activities	(104,513)	—	(104,513)

Financing activities:
Borrowings on notes payable	278,489	—	278,489
Repayments on notes payable	(327,615)	—	(327,615)
Borrowings on Accounts Receivable Securitization Facility	373,640	—	373,640
Repayments on Accounts Receivable Securitization Facility	(292,952)	—	(292,952)
Borrowings on Revolving Loan Facilities	4,161,799	—	4,161,799
Repayments on Revolving Loan Facilities	(4,153,000)	—	(4,153,000)
Borrowings on Term Loan Facilities	1,250,000	—	1,250,000
Repayments on Term Loan Facilities	(1,145,215)	—	(1,145,215)
Repayments on International Debt	(45,072)	—	(45,072)
Share repurchases	(400,017)	—	(400,017)
Cash dividends paid	(219,903)	—	(219,903)
Payments to amend and refinance credit facilities	(9,122)	—	(9,122)
Payment of contingent consideration	(41,250)	—	(41,250)
Taxes paid related to net shares settlement of equity awards	(15,463)	—	(15,463)
Other	(87)	—	(87)
Net cash from financing activities	(585,768)	—	(585,768)
Effect of changes in foreign exchange rates on cash	(4,116)	—	(4,116)
Change in cash, cash equivalents and restricted cash	(38,679)	—	(38,679)
Cash, cash equivalents and restricted cash at beginning of year	460,245	—	460,245
Cash, cash equivalents and restricted cash at end of year	421,566	—	421,566
Less restricted cash at end of year	—	—	—
Cash and cash equivalents per balance sheet at end of year	$421,566	$—	$421,566

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

(25)	Quarterly Financial Data (Unaudited)
The amounts below reflect the revisions to previously filed unaudited interim consolidated financial data to correct immaterial prior period errors as discussed in Note, “Summary of Significant Accounting Policies” and Note, “Revisions of Previously Issued Consolidated Financial Statements” and certain other immaterial errors, including errors that had previously been adjusted for as out of period corrections in the period identified. The revisions to each of the 2019 quarterly unaudited interim consolidated financial statements, including the correction of the previously issued unaudited statements of income, comprehensive income, cash flows and stockholders’ equity and related footnote disclosures, will be made in connection with the Company's future filings of its unaudited interim consolidated financial statements on Form 10-Q in 2020.

	Quarters Ended
	March 30, 2019	June 29, 2019	September 28, 2019	December 28, 2019	Total
Net sales	$1,588,024	$1,760,927	$1,866,967	$1,751,005	$6,966,923
Cost of sales	967,993	1,085,404	1,149,934	1,044,262	4,247,593
Gross profit	620,031	675,523	717,033	706,743	2,719,330
Selling, general and administrative expenses	470,387	445,923	449,962	463,328	1,829,600
Operating profit	149,644	229,600	267,071	243,415	889,730
Other expenses	7,451	8,249	8,066	7,658	31,424
Interest expense, net	48,059	46,522	43,091	40,907	178,579
Income before income tax expense	94,134	174,829	215,914	194,850	679,727
Income tax expense	13,046	25,274	30,823	9,864	79,007
Net income	$81,088	$149,555	$185,091	$184,986	$600,720

Earnings per share:
Basic	$0.22	$0.41	$0.51	$0.51	$1.65
Diluted	$0.22	$0.41	$0.51	$0.51	$1.64

	Quarters Ended
	March 31, 2018	June 30, 2018	September 29, 2018	December 29, 2018	Total
Net sales	$1,471,504	$1,715,443	$1,848,707	$1,768,301	$6,803,955
Cost of sales	893,408	1,056,312	1,136,872	1,064,144	4,150,736
Gross profit	578,096	659,131	711,835	704,157	2,653,219
Selling, general and administrative expenses	432,863	439,893	455,778	460,034	1,788,568
Operating profit	145,233	219,238	256,057	244,123	864,651
Other expenses	5,761	6,570	7,285	6,779	26,395
Interest expense, net	45,763	48,430	52,795	47,687	194,675
Income before income tax expense	93,709	164,238	195,977	189,657	643,581
Income tax expense	14,907	24,211	25,168	39,629	103,915
Net income	$78,802	$140,027	$170,809	$150,028	$539,666

Earnings per share:
Basic	$0.22	$0.39	$0.47	$0.41	$1.48
Diluted	$0.22	$0.39	$0.47	$0.41	$1.48

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

The following tables set forth the effects of the revisions of previously issued unaudited quarterly consolidated financial data to correct for prior period errors as described in Note, “Summary of Significant Accounting Policies” and Note, “Revisions of Previously Issued Consolidated Financial Statements”.

	Quarter Ended September 28, 2019
Consolidated Statement of Income	As Previously Reported	Adjustments	As Revised
Net sales	$1,866,967	$—	$1,866,967
Cost of sales	1,154,629	(4,695)	1,149,934
Gross profit	712,338	4,695	717,033
Selling, general and administrative expenses	442,582	7,380	449,962
Operating profit	269,756	(2,685)	267,071
Other expenses	8,066	—	8,066
Interest expense, net	43,091	—	43,091
Income before income tax expense	218,599	(2,685)	215,914
Income tax expense	30,823	—	30,823
Net income	$187,776	$(2,685)	$185,091

Comprehensive income	$148,443	$(2,685)	$145,758

Earnings per share:
Basic	$0.51	$(0.01)	$0.51
Diluted	$0.51	$(0.01)	$0.51

	Quarter Ended June 29, 2019
Consolidated Statement of Income	As Previously Reported	Adjustments	As Revised
Net sales	$1,760,927	$—	$1,760,927
Cost of sales	1,086,248	(844)	1,085,404
Gross profit	674,679	844	675,523
Selling, general and administrative expenses	440,662	5,261	445,923
Operating profit	234,017	(4,417)	229,600
Other expenses	8,249	—	8,249
Interest expense, net	46,522	—	46,522
Income before income tax expense	179,246	(4,417)	174,829
Income tax expense	25,274	—	25,274
Net income	$153,972	$(4,417)	$149,555

Comprehensive income	$149,165	$(4,417)	$144,748

Earnings per share:
Basic	$0.42	$(0.01)	$0.41
Diluted	$0.42	$(0.01)	$0.41

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

	Quarter ended March 30, 2019
Consolidated Statement of Income	As Previously Reported	Adjustments	As Revised
Net sales	$1,588,024	$—	$1,588,024
Cost of sales	967,148	845	967,993
Gross profit	620,876	(845)	620,031
Selling, general and administrative expenses	472,838	(2,451)	470,387
Operating profit	148,038	1,606	149,644
Other expenses	7,451	—	7,451
Interest expense, net	48,059	—	48,059
Income before income tax expense	92,528	1,606	94,134
Income tax expense	13,046	—	13,046
Net income	$79,482	$1,606	$81,088

Comprehensive income	$93,421	$(5,469)	$87,952

Earnings per share:
Basic	$0.22	$0.00	$0.22
Diluted	$0.22	$0.00	$0.22

	Quarter Ended December 29, 2018
Consolidated Statement of Income	As Previously Reported	Adjustments	As Revised
Net sales	$1,768,301	$—	$1,768,301
Cost of sales	1,063,326	818	1,064,144
Gross profit	704,975	(818)	704,157
Selling, general and administrative expenses	460,034	—	460,034
Operating profit	244,941	(818)	244,123
Other expenses	6,779	—	6,779
Interest expense, net	47,687	—	47,687
Income before income tax expense	190,475	(818)	189,657
Income tax expense	28,854	10,775	39,629
Net income	$161,621	$(11,593)	$150,028

Comprehensive income	$145,177	$(11,593)	$133,584

Earnings per share:
Basic	$0.44	$(0.03)	$0.41
Diluted	$0.44	$(0.03)	$0.41

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

	Quarter Ended September 29, 2018
Consolidated Statement of Income	As Previously Reported	Adjustments	As Revised
Net sales	$1,848,707	$—	$1,848,707
Cost of sales	1,136,040	832	1,136,872
Gross profit	712,667	(832)	711,835
Selling, general and administrative expenses	455,778	—	455,778
Operating profit	256,889	(832)	256,057
Other expenses	7,285	—	7,285
Interest expense, net	52,795	—	52,795
Income before income tax expense	196,809	(832)	195,977
Income tax expense	25,388	(220)	25,168
Net income	$171,421	$(612)	$170,809

Comprehensive income	$157,477	$(612)	$156,865

Earnings per share:
Basic	$0.47	$0.00	$0.47
Diluted	$0.47	$0.00	$0.47

	Quarter Ended June 30, 2018
Consolidated Statement of Income	As Previously Reported	Adjustments	As Revised
Net sales	$1,715,443	$—	$1,715,443
Cost of sales	1,055,487	825	1,056,312
Gross profit	659,956	(825)	659,131
Selling, general and administrative expenses	439,893	—	439,893
Operating profit	220,063	(825)	219,238
Other expenses	6,570	—	6,570
Interest expense, net	48,430	—	48,430
Income before income tax expense	165,063	(825)	164,238
Income tax expense	24,430	(219)	24,211
Net income	$140,633	$(606)	$140,027

Comprehensive income	$118,778	$(606)	$118,172

Earnings per share:
Basic	$0.39	$0.00	$0.39
Diluted	$0.39	$0.00	$0.39

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(amounts in thousands, except per share data)

	Quarter Ended March 31, 2018
Consolidated Statement of Income	As Previously Reported	Adjustments	As Revised
Net sales	$1,471,504	$—	$1,471,504
Cost of sales	892,583	825	893,408
Gross profit	578,921	(825)	578,096
Selling, general and administrative expenses	432,863	—	432,863
Operating profit	146,058	(825)	145,233
Other expenses	5,761	—	5,761
Interest expense, net	45,763	—	45,763
Income before income tax expense	94,534	(825)	93,709
Income tax expense	15,125	(218)	14,907
Net income	$79,409	$(607)	$78,802

Comprehensive income	$67,916	$(607)	$67,309

Earnings per share:
Basic	$0.22	$0.00	$0.22
Diluted	$0.22	$0.00	$0.22