Form 10-Q
period 2020-03-28
Hanesbrands Inc.
filed 2020-04-30
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
As of April 24, 2020, there were 348,035,310 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. In particular, statements with respect to trends associated with our business, our future financial performance and the potential effects of the global COVID-19 coronavirus outbreak included in this Quarterly Report on Form 10-Q specifically appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 28, 2019, under the caption “Risk Factors,” and available on the “Investors” section of our corporate website, www.Hanes.com/investors. The contents of our corporate website are not incorporated by reference in this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarters Ended
	March 28, 2020	March 30, 2019
Net sales	$1,316,462	$1,588,024
Cost of sales	842,730	967,993
Gross profit	473,732	620,031
Selling, general and administrative expenses	439,602	470,387
Operating profit	34,130	149,644
Other expenses	6,490	7,451
Interest expense, net	36,849	48,059
Income (loss) before income tax expense	(9,209)	94,134
Income tax expense (benefit)	(1,335)	13,046
Net income (loss)	$(7,874)	$81,088

Earnings (loss) per share:
Basic	$(0.02)	$0.22
Diluted	$(0.02)	$0.22

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarters Ended
	March 28, 2020	March 30, 2019
Net income (loss)	$(7,874)	$81,088
Other comprehensive income (loss):
Translation adjustments	(117,154)	7,386
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $(7,280) and $1,658, respectively	7,783	(3,919)
Unrecognized income from pension and postretirement plans, net of tax of $(1,272) and $(1,205), respectively	3,594	3,397
Total other comprehensive income (loss)	(105,777)	6,864
Comprehensive income (loss)	$(113,651)	$87,952

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 28, 2020	December 28, 2019	March 30, 2019
Assets
Cash and cash equivalents	$1,083,780	$328,876	$287,080
Trade accounts receivable, net	725,092	815,210	932,875
Inventories	1,963,757	1,905,845	2,232,719
Other current assets	178,244	174,634	189,012
Total current assets	3,950,873	3,224,565	3,641,686
Property, net	571,005	587,896	601,689
Right-of-use assets	473,936	487,787	484,453
Trademarks and other identifiable intangibles, net	1,435,356	1,520,800	1,547,718
Goodwill	1,205,195	1,235,711	1,240,652
Deferred tax assets	188,004	203,331	213,728
Other noncurrent assets	118,890	93,896	94,233
Total assets	$7,943,259	$7,353,986	$7,824,159

Liabilities and Stockholders’ Equity
Accounts payable	$925,417	$959,006	$1,007,420
Accrued liabilities	447,401	531,184	568,450
Lease liabilities	150,568	166,091	140,435
Notes payable	2,170	4,244	5,753
Accounts Receivable Securitization Facility	152,153	—	200,000
Current portion of long-term debt	111,359	110,914	276,815
Total current liabilities	1,789,068	1,771,439	2,198,873
Long-term debt	4,236,955	3,256,870	3,615,493
Lease liabilities - noncurrent	358,848	358,281	373,365
Pension and postretirement benefits	375,511	403,458	352,069
Other noncurrent liabilities	309,306	327,343	351,368
Total liabilities	7,069,688	6,117,391	6,891,168

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 348,035,310, 362,449,037 and 361,471,010, respectively	3,480	3,624	3,615
Additional paid-in capital	297,456	304,395	306,084
Retained earnings	1,296,060	1,546,224	1,191,111
Accumulated other comprehensive loss	(723,425)	(617,648)	(567,819)
Total stockholders’ equity	873,571	1,236,595	932,991
Total liabilities and stockholders’ equity	$7,943,259	$7,353,986	$7,824,159

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(dollars and shares in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 28, 2019	362,449	$3,624	$304,395	$1,546,224	$(617,648)	$1,236,595
Net loss	—	—	—	(7,874)	—	(7,874)
Dividends ($0.15 per common share)	—	—	—	(54,421)	—	(54,421)
Other comprehensive loss	—	—	—	—	(105,777)	(105,777)
Stock-based compensation	—	—	4,641	—	—	4,641
Net exercise of stock options, vesting of restricted stock units and other	50	1	675	—	—	676
Share repurchases	(14,464)	(145)	(12,255)	(187,869)	—	(200,269)
Balances at March 28, 2020	348,035	$3,480	$297,456	$1,296,060	$(723,425)	$873,571

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 29, 2018	361,330	$3,613	$284,877	$1,079,503	$(495,867)	$872,126
Net income	—	—	—	81,088	—	81,088
Dividends ($0.15 per common share)	—	—	—	(54,852)	—	(54,852)
Other comprehensive income	—	—	—	—	6,864	6,864
Stock-based compensation	—	—	5,057	—	—	5,057
Net exercise of stock options, vesting of restricted stock units and other	141	2	1,776	—	—	1,778
Modification of deferred compensation plans	—	—	14,374	—	—	14,374
Cumulative effect of change in adoption of leases standard	—	—	—	6,556	—	6,556
Stranded tax related to U.S. pension plan	—	—	—	78,816	(78,816)	—
Balances at March 30, 2019	361,471	$3,615	$306,084	$1,191,111	$(567,819)	$932,991

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Quarters Ended
	March 28, 2020	March 30, 2019
Operating activities:
Net income (loss)	$(7,874)	$81,088
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	22,781	22,854
Amortization of acquisition intangibles	6,113	6,290
Other amortization	2,477	3,090
Amortization of debt issuance costs	2,123	2,440
Stock compensation expense	4,723	5,178
Deferred taxes	(461)	(3,854)
Other	(9,520)	4,247
Changes in assets and liabilities:
Accounts receivable	73,694	(62,278)
Inventories	(86,785)	(178,405)
Other assets	26,790	(32,372)
Accounts payable	(13,605)	(18,213)
Accrued pension and postretirement benefits	(21,481)	(21,978)
Accrued liabilities and other	(82,191)	(2,378)
Net cash from operating activities	(83,216)	(194,291)
Investing activities:
Capital expenditures	(25,759)	(25,269)
Proceeds from sales of assets	66	136
Other	1,216	—
Net cash from investing activities	(24,477)	(25,133)
Financing activities:
Borrowings on notes payable	62,312	82,774
Repayments on notes payable	(64,352)	(82,759)
Borrowings on Accounts Receivable Securitization Facility	227,061	106,942
Repayments on Accounts Receivable Securitization Facility	(74,909)	(68,550)
Borrowings on Revolving Loan Facilities	1,638,000	772,500
Repayments on Revolving Loan Facilities	(688,000)	(680,500)
Repayments on Term Loan Facilities	—	(10,625)
Borrowings on International Debt	31,222	7,141
Share repurchases	(200,269)	—
Cash dividends paid	(53,683)	(54,221)
Payments to amend and refinance credit facilities	(232)	(662)
Taxes paid related to net shares settlement of equity awards	(62)	(906)
Other	426	573
Net cash from financing activities	877,514	71,707
Effect of changes in foreign exchange rates on cash	(15,061)	2,104
Change in cash, cash equivalents and restricted cash	754,760	(145,613)
Cash, cash equivalents and restricted cash at beginning of year	329,923	455,732
Cash, cash equivalents and restricted cash at end of period	1,084,683	310,119
Less restricted cash at end of period	903	23,039
Cash and cash equivalents per balance sheet at end of period	$1,083,780	$287,080

Capital expenditures included in accounts payable at March 28, 2020 and December 28, 2019, were $12,807 and $19,327, respectively. At March 28, 2020 and March 30, 2019, right-of-use assets obtained in exchange for lease obligations were $17,551 and $6,192, respectively.

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except per share data)
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
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Liquidity and Impact of COVID-19
The Company relies on its cash flows generated from operations and the borrowing capacity under its credit facilities to meet the cash requirements of its business. The primary cash requirements of its business are payments to employees and vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments, business acquisitions, contributions to its pension plans, repurchases of its stock, regular quarterly dividend payments and income tax payments. The rapid expansion of the COVID-19 global pandemic has resulted in a sharp decline in net sales and earnings in the first quarter of 2020, which has a corresponding impact on the Company’s liquidity. The Company is focused on preserving its liquidity and managing its cash flow during these unprecedented conditions with preemptive actions to enhance its ability to meet its short-term liquidity needs. Such actions include, but are not limited to, operating manufacturing and distribution facilities on a demand-adjusted basis; reducing discretionary spending such as media and marketing expenses; focused working capital management; reducing capital expenditures; suspending its share buyback program until further notice; reducing payroll costs, through employee furloughs and pay cuts; drawing down on its Revolving Loan Facility and amending certain existing debt facilities.
In March 2020, in response to the uncertainty of the circumstances surrounding the COVID-19 global pandemic, the Company drew down $630,000 under the Revolving Loan Facility as a precautionary measure, to provide the Company with additional financial flexibility to manage its business with a safety-first emphasis during the unknown duration and impact of the COVID-19 global pandemic. The Company subsequently repaid $490,000 of its borrowings under the Revolving Loan Facility in April 2020.
As of March 28, 2020, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. In April 2020, given the rapidly changing environment and level of uncertainty being created by the COVID-19 global pandemic and the associated impact on future earnings, the Company amended its Senior Secured Credit Facility (as discussed in Note, “Debt and Notes Payable”) prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. After obtaining the debt amendment, which provides relief from certain covenants for a 15-month period and adds additional financial and non-financial covenants, the Company expects to maintain compliance with its covenants for at least one year from the issuance of these financial statements based on its current expectations and forecasts. If economic conditions caused by the COVID-19 global pandemic worsen and the Company’s earnings and operating cash flows do not start to recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with its amended financial covenants and require the Company to seek additional amendments to its Senior Secured Credit Facility. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

Revisions of Previously Issued Consolidated Financial Statements
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 28, 2019, during the fourth quarter of 2019 the Company identified tax errors, which originated prior to 2017, in its previously issued 2018 and 2017 annual consolidated financial statements and quarterly condensed consolidated interim financial statements for each of the quarterly periods of 2018 and the first three quarterly periods of 2019. Although the Company assessed the materiality of the errors and concluded that the errors were not material to the previously issued annual or interim financial statements, the Company did revise its previously issued 2018 and 2017 annual financial statements to correct for such tax errors in connection with the filing of its 2019 Annual Report on Form 10-K, and disclosed that it would be revising its 2019 condensed consolidated interim financial statements in connection with the filing of its Quarterly Reports on Form 10-Q during 2020. In connection with such revision, the Company also corrected for certain other immaterial errors. In connection with the filing of this Quarterly Report on Form 10-Q, the Company has revised the accompanying condensed consolidated interim financial statements as of and for the quarter ended March 30, 2019 to correct for the impact of such errors, including the impact to retained earnings as of March 30, 2019 to correct for the errors which originated in periods prior to 2019, which primarily related to the tax errors. The accompanying footnotes have also been corrected to reflect the impact of the revisions of the previously filed condensed consolidated interim financial statements.
Additionally, in connection with the filing of this Quarterly Report on Form 10-Q, the Company has disclosed the impact of the revisions to the condensed consolidated interim financial statements as of and for the periods ended June 29, 2019 and September 28, 2019 to correct for the impact of such errors. The Company will effect the revision of its unaudited condensed consolidated interim financial statements as of and for the periods ended June 29, 2019 and September 28, 2019 with the future filings of its Quarterly Reports on Form 10-Q for the periods ended June 27, 2020 and September 26, 2020. See Note, "Revisions of Previously Issued Condensed Consolidated Interim Financial Statements," for reconciliations between as reported and as revised amounts as of and for the periods ended March 30, 2019, June 29, 2019 and September 28, 2019.

(2)	Recent Accounting Pronouncements
Financial Instruments - Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The new accounting rules eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. The new accounting rules were effective for the Company in the first quarter of 2020 and applies to its trade receivables.
Under the new accounting rules, trade receivables are now evaluated on a collective (pool) basis and aggregated on the basis of similar risk characteristics. These classifications will be reassessed at each measurement date. A combination of factors, such as industry trends, customers’ financial strength, credit standing and payment and default history are considered in determining the appropriate estimate of expected credit losses. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new accounting rules simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test which previously measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new accounting rules were effective for the Company in the first quarter of 2020. As a result of adopting the new rules, the Company will compare the estimated fair value of its reporting units to their respective carrying values when evaluating the recoverability of goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment charge will be recognized for the amount by which its carrying value exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the goodwill allocated to the reporting unit. The adoption of the new accounting rules did not have an impact on the Company’s financial condition, results of operations or cash flows.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

Fair Value
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which modifies the disclosure requirements on fair value measurements. The new accounting rules were effective for the Company in the first quarter of 2020. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows; however, its disclosures were updated upon adoption.
Retirement Benefits
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20).” The new accounting rules expand disclosure requirements for employer sponsored defined benefit pension and other retirement plans. The new accounting rules were effective for the Company in the first quarter of 2020. The new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows; however, expanded disclosures will be required on the Company’s Annual Report on Form 10-K for the year ended January 2, 2021.
Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 340-40),” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new accounting rules were effective for the Company in the first quarter of 2020. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Codification Improvements to Financial Instruments
In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” The new accounting rules clarify guidance around several subtopics by adopting enhanced verbiage to the following subtopics: fair value option disclosures, fair value measurement, investments - debt and equities securities, debt modifications and extinguishments, credit losses, and sales of financial assets. The standard was effective for the Company in the first quarter of 2020. The adoption of the new accounting rules did not have a material impact on the Company’s results of operations or cash flows.
Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new accounting rules reduce complexity by removing specific exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. The new accounting rules also simplify accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The new accounting rules will be effective for the Company in the first quarter of 2021. The Company is currently in the process of evaluating the impact of adoption of the new accounting rules on the Company’s financial condition, results of operations, cash flows and disclosures.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new accounting rules provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this standard can be applied anytime between the first quarter of 2020 and the fourth quarter of 2022. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

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
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended
	March 28, 2020	March 30, 2019
Third-party brick-and-mortar wholesale	$978,127	$1,231,423
Consumer-directed	338,335	356,601
Total net sales	$1,316,462	$1,588,024

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
The Company funded the acquisition with a combination of short-term borrowings under its existing revolving loan facility (the “Revolving Loan Facility”) and cash on hand. During the third quarter of 2019, A$31,425 (U.S.$21,360) of the indemnification escrow, including interest earned, was paid to the sellers. The remaining indemnification escrow, held in one of the Company’s bank accounts, is recognized and classified as restricted cash, with the balance as of March 28, 2020 included in the “Other current assets” line of the Condensed Consolidated Balance Sheet.
Since February 12, 2018, goodwill related to the Bras N Things acquisition decreased by $792 as a result of measurement period adjustments, primarily related to working capital adjustments. The purchase price allocation was finalized in the first quarter of 2019.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

(5)	Stockholders’ Equity
Basic earnings per share (“EPS”) was computed by dividing net income by the number of weighted average shares of common stock outstanding during the period. Diluted EPS was calculated to give effect to all potentially issuable dilutive shares of common stock using the treasury stock method.
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarters Ended
	March 28, 2020	March 30, 2019
Basic weighted average shares outstanding	359,017	364,570
Effect of potentially dilutive securities:
Stock options	—	471
Restricted stock units	—	254
Employee stock purchase plan and other	—	4
Diluted weighted average shares outstanding	359,017	365,299

For the quarter ended March 28, 2020, all potentially dilutive securities were excluded from the diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive. Anti-dilutive securities excluded from the diluted earnings per share calculation for the quarter ended March 28, 2020 are not material. For the quarter ended March 30, 2019, restricted stock units totaling five were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the quarter ended March 30, 2019, there were no anti-dilutive stock options to purchase shares of common stock.
On February 6, 2020, the Company’s Board of Directors approved a new share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. Unless terminated earlier by the Company’s Board of Directors, the new program will expire when the Company has repurchased all shares authorized for repurchase under the new program. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved in 2016. For the quarter ended March 28, 2020, the Company entered into transactions to repurchase 14,464 shares at a weighted average repurchase price of $13.83 per share under the new program. The shares were repurchased at a total cost of $200,269. The Company did not repurchase any shares under the previous share repurchase program during the quarter ended March 28, 2020 or March 30, 2019. At March 28, 2020, the remaining repurchase authorization under the current share repurchase program totaled 25,536 shares. The primary objective of the share repurchase program is to utilize excess cash to generate shareholder value.

(6)	Inventories
Inventories consisted of the following:

	March 28, 2020	December 28, 2019	March 30, 2019
Raw materials	$89,558	$83,545	$118,824
Work in process	124,725	136,592	170,746
Finished goods	1,749,474	1,685,708	1,943,149
	$1,963,757	$1,905,845	$2,232,719

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

(7)	Debt and Notes Payable
Debt and notes payable consisted of the following:

	Interest Rate as of March 28, 2020	Principal Amount		Maturity Date
		March 28, 2020	December 28, 2019
Senior Secured Credit Facility:
Revolving Loan Facility	1.91%	$950,000	$—	December 2022
Term Loan A	1.89%	625,000	625,000	December 2022
Term Loan B	3.35%	300,000	300,000	December 2024
Australian Revolving Loan Facility	1.67%	30,817	—	July 2021
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	556,793	558,847	June 2024
European Revolving Loan Facility	1.50%	111,359	110,914	September 2020
Accounts Receivable Securitization Facility	2.20%	152,153	—	March 2021
Total debt		4,526,122	3,394,761
Notes payable		2,170	4,244
Total debt and notes payable		4,528,292	3,399,005
Less long-term debt issuance costs		25,655	26,977
Less notes payable		2,170	4,244
Less current maturities		263,512	110,914
Total long-term debt		$4,236,955	$3,256,870

As of March 28, 2020, the Company had $45,924 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account $4,076 of standby and trade letters of credit issued and outstanding under this facility. In March 2020, in response to the uncertainty of the circumstances surrounding the COVID-19 global pandemic, the Company drew down $630,000 under the Revolving Loan Facility as a precautionary measure to provide the Company with additional financial flexibility to manage its business with a safety-first emphasis during the unknown duration and impact of the COVID-19 global pandemic. The Company subsequently repaid $490,000 of its borrowings under the Revolving Loan Facility in April 2020.
The Company entered into an accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) in November 2007. The Company’s maximum borrowing capacity under the Accounts Receivable Securitization Facility was $175,000 as of March 28, 2020. Borrowings under the Accounts Receivable Securitization Facility are permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans and also subject to a fluctuating facility limit, not to exceed $225,000. The Company had no borrowing availability under the Accounts Receivable Securitization Facility at March 28, 2020.
The Company had $5,958 of borrowing availability under the Australian Revolving Loan Facility, no borrowing availability under the European Revolving Loan Facility and $134,716 of borrowing availability under other international credit facilities after taking into account outstanding borrowings and letters of credit outstanding under the applicable facilities at March 28, 2020.
In March 2020, the Company amended the Accounts Receivable Securitization Facility. This amendment primarily decreased the fluctuating facility limit to $225,000 (previously $300,000) and extended the maturity date to March 2021.
As of March 28, 2020, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. The Company continues to monitor its covenant compliance carefully. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio covenant is the ratio of the Company’s EBITDA for the preceding four fiscal quarters to its consolidated total interest expense and the maximum leverage ratio covenant is the ratio of the Company’s total debt to EBITDA for the preceding four fiscal quarters. EBITDA is defined as earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

In April 2020, given the rapidly changing environment and level of uncertainty being created by the COVID-19 global pandemic and the associated impact on future earnings, the Company amended its Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. The amendment effects changes to certain provisions and covenants under the Senior Secured Credit Facility during the period beginning with the fiscal quarter ending June 27, 2020 and continuing through the fiscal quarter ending July 3, 2021 (such period of time, the “Covenant Relief Period”), including: (a) suspension of compliance with the maximum leverage ratio; (b) reduction of the minimum interest coverage ratio from 3.00 to 1.00 to (i) 2.00 to 1.00 for the fiscal quarters ending June 27, 2020 through April 3, 2021 and (ii) 2.25 to 1.00 for the fiscal quarter ending July 3, 2021; (c) a minimum last twelve months EBITDA covenant of $625,000 as of June 27, 2020, $505,000 as of September 26, 2020, $445,000 as of January 2, 2021, $435,000 as of April 3, 2021 and $505,000 as of July 3, 2021; (d) a minimum liquidity covenant of $300,000, increasing to $400,000 upon certain conditions; (e) increased limitations on investments, acquisitions, restricted payments and the incurrence of indebtedness; and (f) anti-cash hoarding provisions. During the Covenant Relief Period, the applicable margin and applicable commitment fee margin will be calculated assuming the leverage ratio is greater than or equal to 4.50 to 1.00. The amendment also permanently amends the definition of “leverage ratio” for purposes of the financial covenant calculation to remove the maximum amount of cash allowed to be netted from the definition of “indebtedness” and to allow for the netting of cash from certain foreign subsidiaries. After obtaining the debt amendment, the Company expects to maintain compliance with its covenants for at least one year from the issuance of these financial statements based on its current expectations and forecasts. If economic conditions caused by the COVID-19 global pandemic worsen and the Company’s earnings and operating cash flows do not start to recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with its amended financial covenants and require the Company to seek additional amendments to its Senior Secured Credit Facility. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.

(8)	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 28, 2019	$(157,138)	$4,786	$(629,360)	$164,064	$(617,648)
Amounts reclassified from accumulated other comprehensive loss	—	(5,017)	4,866	—	(151)
Current-period other comprehensive income (loss) activity	(117,154)	20,080	—	(8,552)	(105,626)

Balance at March 28, 2020	$(274,292)	$19,849	$(624,494)	$155,512	$(723,425)

(1)
Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note, “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarters Ended
		March 28, 2020	March 30, 2019
Gain on foreign exchange contracts designated as cash flow hedges	Cost of sales	$5,017	$6,017
	Income tax	(1,272)	(1,521)
	Net of tax	3,745	4,496

Amortization of deferred actuarial loss and prior service cost	Other expenses	(4,866)	(4,602)
	Income tax	1,272	1,205
	Net of tax	(3,594)	(3,397)

Total reclassifications		$151	$1,099

(9)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. The Company also uses a combination of derivative instruments and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in its European subsidiaries.
As of March 28, 2020, the notional U.S. dollar equivalent of the Company’s derivative portfolio of forward foreign exchange contracts was $553,575, consisting of contracts hedging exposures primarily related to the Euro, Australian dollar, Canadian dollar and Mexican peso. As of March 28, 2020, the U.S. dollar equivalent carrying value of long-term debt designated as a partial European net investment hedge was $556,793. The notional U.S. dollar equivalent of the Company’s cross-currency swap contracts, which are also designated as partial European net investment hedges, was $335,940 as of March 28, 2020.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts and cross-currency swap contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		March 28, 2020	December 28, 2019
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$17,312	$2,716
Cross-currency swap contracts	Other current assets	2,873	926
Cross-currency swap contracts	Other noncurrent assets	18,868	2,975
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	15,747	5,314
Total derivative assets		54,800	11,931

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(6)	(2,246)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(3,263)	(1,147)
Total derivative liabilities		(3,269)	(3,393)

Net derivative asset		$51,531	$8,538

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $21,396. The Company is hedging exposure to the variability in future cash flows for forecasted transactions over the next 14 months.
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain Recognized in AOCI on Derivative Instruments
	Quarters Ended
	March 28, 2020	March 30, 2019
Foreign exchange contracts	$20,080	$440

	Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
		Quarters Ended
		March 28, 2020	March 30, 2019
Foreign exchange contracts(1)	Cost of sales	$5,017	$6,017

(1)	The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.

	Quarters Ended
	March 28, 2020	March 30, 2019
Total cost of sales in which the effects of cash flow hedges are recorded	$842,730	$967,993

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
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

	Amount of Gain Recognized in AOCI
	Quarters Ended
	March 28, 2020	March 30, 2019
Euro-denominated long-term debt	$2,658	$—
Cross-currency swap contracts	11,732	—
Total	$14,390	$—

	Location of Gain Recognized in Income	Amount of Gain Recognized in Income (Amount Excluded from Effectiveness Testing)
		Quarters Ended
		March 28, 2020	March 30, 2019
Cross-currency swap contracts	Interest expense, net	$1,947	$—

		Quarters Ended
		March 28, 2020	March 30, 2019
Total interest expense, net in which the amounts excluded from effectiveness testing for net investment hedges are recorded		$36,849	$48,059

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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarters Ended
		March 28, 2020	March 30, 2019
Foreign exchange contracts	Cost of sales	$6,121	$(9,397)
Foreign exchange contracts	Selling, general and administrative expenses	(1,031)	(659)
Total		$5,090	$(10,056)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

(10)	Fair Value of Assets and Liabilities
As of March 28, 2020, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, cross-currency swap derivative contracts and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap derivative contracts are determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a quarterly recurring basis.
There were no changes during the quarter ended March 28, 2020 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter ended March 28, 2020, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of March 28, 2020
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$33,059	$—	$33,059	$—
Cross-currency swap contracts - assets	21,741	—	21,741	—
Forward foreign exchange contracts - liabilities	(3,269)	—	(3,269)	—
	51,531	—	51,531	—
Deferred compensation plan liability	(17,490)	—	(17,490)	—
Total	$34,041	$—	$34,041	$—

	Assets (Liabilities) at Fair Value as of December 28, 2019
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$8,030	$—	$8,030	$—
Cross-currency swap contracts - assets	3,901	—	3,901	—
Forward foreign exchange contracts - liabilities	(3,393)	—	(3,393)	—
	8,538	—	8,538	—
Deferred compensation plan liability	(31,221)	—	(31,221)	—
Total	$(22,683)	$—	$(22,683)	$—

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of March 28, 2020 and December 28, 2019. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $46,079 and $33,228 as of March 28, 2020 and December 28, 2019, respectively. The fair value of debt, which is classified as a Level 2 liability, was $4,408,038 and $3,560,623 as of March 28, 2020 and December 28, 2019, respectively. Debt had a carrying value of $4,526,122 and $3,394,761 as of March 28, 2020 and December 28, 2019, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amount of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of March 28, 2020 and December 28, 2019, primarily due to the short-term nature of these instruments.

(11)	Income Taxes
The Company’s effective income tax rate was 14.5% and 13.9% for the quarters ended March 28, 2020 and March 30, 2019, respectively. The effective tax rate was lower for the quarter ended March 30, 2019 due to the inclusion of a net discrete benefit of $3,026.
During the quarter ended March 28, 2020, the Internal Revenue Service closed the examination of the income tax years ended January 2, 2016 and December 31, 2016. The examination resulted in an immaterial adjustment which had been accrued as an uncertain tax benefit in a prior period. The Company remains subject to examinations in other jurisdictions and believes that it maintains appropriate uncertain tax benefit reserves, which are re-evaluated each quarter. Management believes it is reasonably possible that the amount of uncertain tax benefits may decrease by approximately $25,318 in the next twelve months based on approvals of certain filings by tax authorities with approximately $15,261 of the reduction impacting the effective tax rate.
As a result of the COVID-19 pandemic, governments are offering various relief mechanisms to taxpayers to assist with the business disruption. The measures vary by jurisdiction, but often include the ability to delay certain income tax payments. The Company intends to use these provisions where eligible. As of March 28, 2020, the COVID-19 relief measures do not have a material impact on the effective tax rate or other income tax accounts, including income taxes payable.

(12)	Business Segment Information
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, restructuring and other action-related charges and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note, “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 28, 2019.

	Quarters Ended
	March 28, 2020	March 30, 2019
Net sales:
Innerwear	$422,402	$475,945
Activewear	288,000	405,340
International	555,901	646,180
Other	50,159	60,559
Total net sales	$1,316,462	$1,588,024

	Quarters Ended
	March 28, 2020	March 30, 2019
Segment operating profit:
Innerwear	$81,551	$104,626
Activewear	8,108	43,593
International	52,018	99,773
Other	(6,125)	754
Total segment operating profit	135,552	248,746
Items not included in segment operating profit:
General corporate expenses	(63,633)	(68,349)
Restructuring and other action-related charges	(29,199)	(21,373)
Amortization of intangibles	(8,590)	(9,380)
Total operating profit	34,130	149,644
Other expenses	(6,490)	(7,451)
Interest expense, net	(36,849)	(48,059)
Income (loss) before income tax expense	$(9,209)	$94,134

For the quarter ended March 28, 2020, the Company incurred pre-tax restructuring and other action-related charges of $29,199, of which $21,813 is reported in the “Cost of sales” line and $7,386 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended March 30, 2019, the Company incurred pre-tax restructuring and other action-related charges of $21,373, of which $17,692 is reported in the “Cost of sales” line and $3,681 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
As of December 28, 2019, the Company had an accrual of $7,120 for expected benefit payments related to actions taken in prior years. During the quarter ended March 28, 2020, the Company approved actions related to corporate workforce reductions and incurred charges of $5,258 for employee termination and other benefits for employees affected by separation programs all of which are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. During quarter ended March 28, 2020, benefit payments, other accrual adjustments and foreign currency adjustments of $2,616 have been made, resulting in an ending accrual of $9,762, of which $8,741 and $1,021 is included in the “Accrued liabilities” and “Other noncurrent liabilities” lines of the Condensed Consolidated Balance Sheet, respectively.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

(13)	Revisions of Previously Issued Condensed Consolidated Interim Financial Statements
As described in Note, "Basis of Presentation," the following tables set forth the impact of error corrections on the Company’s condensed consolidated interim financial statements as of and for the periods ended March 30, 2019, June 29, 2019 and September 28, 2019 by financial statement line item.

	Quarter Ended March 30, 2019
Condensed Consolidated Statement of Income Line Item	As Previously Reported	Adjustments	As Revised
Cost of sales	$967,148	$845	$967,993
Gross profit	620,876	(845)	620,031
Selling, general and administrative expenses	472,838	(2,451)	470,387
Operating profit	148,038	1,606	149,644
Income before income tax expense	92,528	1,606	94,134
Net income	79,482	1,606	81,088

Earnings per share:
Basic	$0.22	$0.00	$0.22
Diluted	$0.22	$0.00	$0.22

	Quarter Ended March 30, 2019
Condensed Consolidated Statement of Comprehensive Income Line Item	As Previously Reported	Adjustments	As Revised
Net income	$79,482	$1,606	$81,088
Translation adjustments	14,461	(7,075)	7,386
Total other comprehensive income	13,939	(7,075)	6,864
Comprehensive income	93,421	(5,469)	87,952

	March 30, 2019
Condensed Consolidated Balance Sheet Line Item	As Previously Reported	Adjustments	As Revised
Inventories	$2,235,809	$(3,090)	$2,232,719
Other current assets	166,123	22,889	189,012
Total current assets	3,621,887	19,799	3,641,686
Deferred tax assets	257,393	(43,665)	213,728
Total assets	7,848,025	(23,866)	7,824,159
Accrued liabilities	552,012	16,438	568,450
Total current liabilities	2,182,435	16,438	2,198,873
Other noncurrent liabilities	286,625	64,743	351,368
Total liabilities	6,809,987	81,181	6,891,168
Retained earnings	1,296,158	(105,047)	1,191,111
Total stockholders’ equity	1,038,038	(105,047)	932,991
Total liabilities and stockholders’ equity	7,848,025	(23,866)	7,824,159

	Quarter Ended March 30, 2019
Condensed Consolidated Statement of Stockholders’ Equity Line Item	As Previously Reported	Adjustments	As Revised
Balance at December 29, 2018	$970,283	$(98,157)	$872,126
Net income	79,482	1,606	81,088
Other comprehensive income	13,939	(7,075)	6,864
Cumulative effect of change in adoption of leases standard	7,977	(1,421)	6,556
Balance at March 30, 2019	1,038,038	(105,047)	932,991

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended March 30, 2019
Condensed Consolidated Statement of Cash Flows Line Item	As Previously Reported	Adjustments	As Revised
Operating activities:
Net income	$79,482	$1,606	$81,088
Adjustments to reconcile net income to net cash from operating activities:
Other	11,322	(7,075)	4,247
Changes in assets and liabilities:
Inventories	(183,875)	5,470	(178,405)
Other assets	(31,629)	(743)	(32,372)
Accrued liabilities and other	(3,120)	742	(2,378)
Net cash from operating activities	(194,291)	—	(194,291)

	Quarter Ended June 29, 2019
Condensed Consolidated Statement of Income Line Item	As Previously Reported	Adjustments	As Revised
Cost of sales	$1,086,248	$(844)	$1,085,404
Gross profit	674,679	844	675,523
Selling, general and administrative expenses	440,662	5,261	445,923
Operating profit	234,017	(4,417)	229,600
Income before income tax expense	179,246	(4,417)	174,829
Net income	153,972	(4,417)	149,555

Earnings per share:
Basic	$0.42	$(0.01)	$0.41
Diluted	$0.42	$(0.01)	$0.41

	Six Months Ended June 29, 2019
Condensed Consolidated Statement of Income Line Item	As Previously Reported	Adjustments	As Revised
Cost of sales	$2,053,396	$1	$2,053,397
Gross profit	1,295,555	(1)	1,295,554
Selling, general and administrative expenses	913,500	2,810	916,310
Operating profit	382,055	(2,811)	379,244
Income before income tax expense	271,774	(2,811)	268,963
Net income	233,454	(2,811)	230,643

Earnings per share:
Basic	$0.64	$(0.01)	$0.63
Diluted	$0.64	$(0.01)	$0.63

	Quarter Ended June 29, 2019
Condensed Consolidated Statement of Comprehensive Income Line Item	As Previously Reported	Adjustments	As Revised
Net income	$153,972	$(4,417)	$149,555
Comprehensive income	149,165	(4,417)	144,748

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Six Months Ended June 29, 2019
Condensed Consolidated Statement of Comprehensive Income Line Item	As Previously Reported	Adjustments	As Revised
Net income	$233,454	$(2,811)	$230,643
Translation adjustments	11,259	(7,075)	4,184
Total other comprehensive income	9,132	(7,075)	2,057
Comprehensive income	242,586	(9,886)	232,700

	June 29, 2019
Condensed Consolidated Balance Sheet Line Item	As Previously Reported	Adjustments	As Revised
Inventories	$2,233,760	$(10,561)	$2,223,199
Other current assets	152,925	23,371	176,296
Total current assets	3,656,442	12,810	3,669,252
Deferred tax assets	264,592	(43,665)	220,927
Total assets	7,876,892	(30,855)	7,846,037
Accrued liabilities	547,306	13,866	561,172
Total current liabilities	2,069,817	13,866	2,083,683
Other noncurrent liabilities	277,742	64,743	342,485
Total liabilities	6,742,042	78,609	6,820,651
Retained earnings	1,395,306	(109,464)	1,285,842
Total stockholders’ equity	1,134,850	(109,464)	1,025,386
Total liabilities and stockholders’ equity	7,876,892	(30,855)	7,846,037

	Quarter Ended June 29, 2019
Condensed Consolidated Statement of Stockholders’ Equity Line Item	As Previously Reported	Adjustments	As Revised
Balance at March 30, 2019	$1,038,038	$(105,047)	$932,991
Net income	153,972	(4,417)	149,555
Balance at June 29, 2019	1,134,850	(109,464)	1,025,386

	Six Months Ended June 29, 2019
Condensed Consolidated Statement of Stockholders’ Equity Line Item	As Previously Reported	Adjustments	As Revised
Balance at December 29, 2018	$970,283	$(98,157)	$872,126
Net income	233,454	(2,811)	230,643
Other comprehensive income	9,132	(7,075)	2,057
Cumulative effect of change in adoption of leases standard	7,977	(1,421)	6,556
Balance at June 29, 2019	1,134,850	(109,464)	1,025,386

	Six Months Ended June 29, 2019
Condensed Consolidated Statement of Cash Flows Line Item	As Previously Reported	Adjustments	As Revised
Operating activities:
Net income	$233,454	$(2,811)	$230,643
Adjustments to reconcile net income to net cash from operating activities:
Other	12,550	(7,075)	5,475
Changes in assets and liabilities:
Inventories	(178,453)	12,941	(165,512)
Other assets	(27,354)	(1,225)	(28,579)
Accrued liabilities and other	(23,405)	(1,830)	(25,235)
Net cash from operating activities	(57,363)	—	(57,363)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended September 28, 2019
Condensed Consolidated Statement of Income Line Item	As Previously Reported	Adjustments	As Revised
Cost of sales	1,154,629	(4,695)	$1,149,934
Gross profit	712,338	4,695	717,033
Selling, general and administrative expenses	442,582	7,380	449,962
Operating profit	269,756	(2,685)	267,071
Income before income tax expense	218,599	(2,685)	215,914
Net income	187,776	(2,685)	185,091

Earnings per share:
Basic	$0.51	$(0.01)	$0.51
Diluted	$0.51	$(0.01)	$0.51

	Nine Months Ended September 28, 2019
Condensed Consolidated Statement of Income Line Item	As Previously Reported	Adjustments	As Revised
Cost of sales	$3,208,025	$(4,694)	$3,203,331
Gross profit	2,007,893	4,694	2,012,587
Selling, general and administrative expenses	1,356,082	10,190	1,366,272
Operating profit	651,811	(5,496)	646,315
Income before income tax expense	490,373	(5,496)	484,877
Net income	421,230	(5,496)	415,734

Earnings per share:
Basic	$1.16	$(0.02)	$1.14
Diluted	$1.15	$(0.02)	$1.14

	Quarter Ended September 28, 2019
Condensed Consolidated Statement of Comprehensive Income Line Item	As Previously Reported	Adjustments	As Revised
Net income	$187,776	$(2,685)	$185,091
Comprehensive income	148,443	(2,685)	145,758

	Nine Months Ended September 28, 2019
Condensed Consolidated Statement of Comprehensive Income Line Item	As Previously Reported	Adjustments	As Revised
Net income	$421,230	$(5,496)	$415,734
Translation adjustments	(33,738)	(7,075)	(40,813)
Total other comprehensive loss	(30,201)	(7,075)	(37,276)
Comprehensive income	391,029	(12,571)	378,458

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	September 28, 2019
Condensed Consolidated Balance Sheet Line Item	As Previously Reported	Adjustments	As Revised
Inventories	$2,108,281	$(13,246)	$2,095,035
Other current assets	166,727	7,445	174,172
Total current assets	3,625,970	(5,801)	3,620,169
Deferred tax assets	257,314	(43,665)	213,649
Total assets	7,773,298	(49,466)	7,723,832
Accrued liabilities	589,992	(2,060)	587,932
Total current liabilities	2,096,904	(2,060)	2,094,844
Other noncurrent liabilities	265,804	64,743	330,547
Total liabilities	6,543,056	62,683	6,605,739
Retained earnings	1,528,258	(112,149)	1,416,109
Total stockholders’ equity	1,230,242	(112,149)	1,118,093
Total liabilities and stockholders’ equity	7,773,298	(49,466)	7,723,832

	Quarter Ended September 28, 2019
Condensed Consolidated Statement of Stockholders’ Equity Line Item	As Previously Reported	Adjustments	As Revised
Balance at June 29, 2019	$1,134,850	$(109,464)	$1,025,386
Net income	187,776	(2,685)	185,091
Balance at September 28, 2019	1,230,242	(112,149)	1,118,093

	Nine Months Ended September 28, 2019
Condensed Consolidated Statement of Stockholders’ Equity Line Item	As Previously Reported	Adjustments	As Revised
Balance at December 29, 2018	$970,283	$(98,157)	$872,126
Net income	421,230	(5,496)	415,734
Other comprehensive income	(30,201)	(7,075)	(37,276)
Cumulative effect of change in adoption of leases standard	7,977	(1,421)	6,556
Balance at September 28, 2019	1,230,242	(112,149)	1,118,093

	Nine Months Ended September 28, 2019
Condensed Consolidated Statement of Cash Flows Line Item	As Previously Reported	Adjustments	As Revised
Operating activities:
Net income	$421,230	$(5,496)	$415,734
Adjustments to reconcile net income to net cash from operating activities:
Other	8,737	(7,075)	1,662
Changes in assets and liabilities, net of acquisition of businesses:
Inventories	(72,096)	15,626	(56,470)
Other assets	(40,732)	14,701	(26,031)
Accrued liabilities and other	14,243	(17,756)	(3,513)
Net cash from operating activities	244,700	—	244,700

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 28, 2019, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 28, 2019. In particular, statements with respect to trends associated with our business, our future financial performance and the potential effects of the global COVID-19 pandemic included in this Quarterly Report on Form 10-Q specifically appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements. The unaudited condensed consolidated interim financial statements for the quarter ended March 30, 2019 have been revised to correct prior period errors as discussed in Note, “Basis of Presentation” and Note, “Revisions of Previously Issued Condensed Consolidated Interim Financial Statements” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Accordingly, this MD&A reflects the impact of those revisions.
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
Impact of COVID-19 on Our Business
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The pandemic and these containment and mitigation measures have led to adverse impacts on the U.S. and global economies. The COVID-19 pandemic has impacted our business operations and results of operations for the first quarter of 2020 as described in more detail under “Condensed Consolidated Results of Operations - First Quarter Ended March 28, 2020 Compared with First Quarter Ended March 30, 2019” below, due to decreased customer traffic and retail store closures worldwide. The evolving COVID-19 pandemic could continue to have an adverse impact on our results of operations and liquidity; the operations of our suppliers, vendors and customers; and on our employees as a result of quarantines, facility closures, and travel and logistics restrictions. While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, will be materially impacted for at least the balance of 2020, as a result of:

•	temporary closure of our owned and operated retail stores;

•	decreased customer traffic in retail stores;

•
changes in consumer confidence and consumer spending habits, including spending for the merchandise that we sell and negative trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels;

•	decreased discretionary consumer-directed channel spending independent of store closures;

•	decreased wholesale channel sales and increased likelihood of wholesale customer financial distress, including requests for extended payment terms or potential payment defaults;

•	disruption to our global supply chain including the manufacturing, supply, distribution, transportation and delivery of our products;

•	decreased productivity due to travel bans, work-from-home policies or shelter-in-place orders; and

•	a slowdown in the U.S. and global economies, and an uncertain global economic outlook or a potential credit crisis.
The extent to which the COVID-19 pandemic impacts our business operations, financial results, and liquidity will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; our response to and ability to mitigate the impact of the pandemic; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 pandemic subsides.
We expect the negative impact of the COVID-19 pandemic to lead to continued net sales decreases due to our retail store closures and reduced net sales and earnings for our wholesale customers, some of which may experience financial distress or declare bankruptcy. Reduced retail sales or additional customer store closures and customer bankruptcies could reduce or eliminate our anticipated income and cash flows, which would negatively affect our results of operations and liquidity. Even if customers do not declare bankruptcy, they may seek to extend payment terms or be unable or unwilling to pay us amounts that we are entitled to on a timely basis or at all, which would adversely affect our sales and liquidity. Also, we could be required to record increased excess and obsolete inventory reserves due to decreased net sales or noncash impairment charges related to our intangible assets or goodwill due to reduced cash flows. Additionally, our retail stores and many of our manufacturing facilities are closed. Accordingly, these operations are not generating sales sufficient to offset fixed operating expenses, which is adversely affecting our income and could in the future adversely affect the value of our owned and leased properties, potentially requiring us to recognize significant noncash impairment charges.
We have been taking steps to mitigate the potential risks to us posed by the spread and related circumstances and impacts of COVID-19. We are focused on addressing these recent challenges presented by the COVID-19 global pandemic by preserving our liquidity and managing our cash flow with preemptive actions designed to enhance our ability to meet our short-term liquidity needs. Such actions include, but are not limited to, focusing on channels that continue to generate sales, including mass retail and online; developing a product line of masks and other personal protective garments; operating our manufacturing and distribution facilities on a demand-adjusted basis; reducing our discretionary spending such as media and marketing expenses; focused working capital management; reducing capital expenditures; suspending our share buyback program until further notice; reducing payroll costs, through employee furloughs and pay cuts; drawing down on our Revolving Loan Facility and amending certain existing debt facilities. These efforts may not be enough to offset anticipated declines in net sales and we may not be able to access sufficient additional working capital to meet our liquidity needs. See “The novel coronavirus disease (COVID-19) global pandemic has had and is expected to continue to have an adverse impact on our business.” in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
Outlook for 2020
We issued first-quarter and full-year 2020 guidance on February 7, 2020, which excluded any impact from the spread of the COVID-19 global pandemic. Due to the uncertainty and rapidly changing environment relating to the pandemic, on March 25, 2020, we withdrew the guidance for the first quarter and full year and are not providing an updated outlook at this time.
Seasonality and Other Factors
Absent the effects of the COVID-19 global pandemic, our operating results are typically subject to some variability due to seasonality and other factors. For instance, we have historically generated higher sales during the back-to-school and holiday shopping seasons and during periods of cooler weather, which benefits certain product categories such as fleece. Sales levels in any period are also impacted by customer decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions. We expect the duration and scope of the COVID-19 global pandemic to alter these patterns during 2020.

Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary spending by consumers. Discretionary spending is affected by many factors that are outside our control, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, energy prices, unemployment trends and other matters that influence consumer confidence and spending. Consumers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. In addition, the COVID-19 global pandemic may result in decreased consumer confidence and lower consumer spending. As a result, consumers may choose to purchase fewer of our products, to purchase lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time.
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
Overview of the First Quarter Ended March 28, 2020
The COVID-19 global pandemic adversely impacted our business operations and results of operations for the first quarter of 2020. Prior to the pandemic’s late-first quarter disruption of economies around the world, we experienced strong net sales and profit trends. As the COVID-19 virus spread around the world in March, net sales and profits across all our segments decreased dramatically.
Key financial results are as follows:

•	Total net sales in the first quarter of 2020 were $1.3 billion, compared with $1.6 billion in the same period of 2019, representing a 17% decrease.

•
Operating profit decreased 77% to $34 million in the first quarter of 2020, compared with $150 million in the same period of 2019. As a percentage of sales, operating profit was 2.6% in the first quarter of 2020 compared to 9.4% in the same period of 2019. Included within operating profit were restructuring and other action-related charges of $29 million and $21 million for the quarters ended March 28, 2020 and March 30, 2019, respectively.

•
We estimate the impact of the COVID-19 global pandemic reduced net sales by approximately $181 million, operating profit by approximately $86 million and diluted earnings per share by approximately $0.20.

•	Operating cash flows increased $111 million in the first quarter of 2020 compared to the first quarter of 2019.

•
As part of our cash deployment strategy, prior to the global expansion of COVID-19, we entered into transactions to repurchase approximately 14.5 million shares at a weighted average repurchase price of $13.83 per share. The shares were repurchased at a total cost of $200 million.

•
In March 2020, in response to the uncertainty of the circumstances surrounding the COVID-19 global pandemic and as a precautionary measure to further strengthen our cash position, we drew down $630 million under the Revolving Loan Facility to provide us with additional financial flexibility to manage our business with a safety-first emphasis during the unknown duration and impact of the COVID-19 global pandemic. We subsequently repaid $490 million of this borrowing in April 2020.

Condensed Consolidated Results of Operations — First Quarter Ended March 28, 2020 Compared with First Quarter Ended March 30, 2019

	Quarters Ended
	March 28, 2020	March 30, 2019	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,316,462	$1,588,024	$(271,562)	(17.1)%
Cost of sales	842,730	967,993	(125,263)	(12.9)
Gross profit	473,732	620,031	(146,299)	(23.6)
Selling, general and administrative expenses	439,602	470,387	(30,785)	(6.5)
Operating profit	34,130	149,644	(115,514)	(77.2)
Other expenses	6,490	7,451	(961)	(12.9)
Interest expense, net	36,849	48,059	(11,210)	(23.3)
Income (loss) before income tax expense	(9,209)	94,134	(103,343)	(109.8)
Income tax expense (benefit)	(1,335)	13,046	(14,381)	(110.2)
Net Income (loss)	$(7,874)	$81,088	$(88,962)	(109.7)%
Net Sales
Through mid-March, we saw strong net sales and profit performance across our businesses, particularly within the Innerwear and Activewear segments. Shipments slowed nearly to a halt worldwide in the final two weeks of March as we and our retail customers closed stores and customer orders were canceled in response to the global expansion of COVID-19 and net sales and profit trends across all segments decreased dramatically.
Net sales decreased 17% during the first quarter of 2020 primarily due to the following:

•
The disruption of our U.S. and International businesses related to the negative effects of the COVID-19 pandemic, including closures of retail stores owned and operated by us, as well as canceled orders from our wholesale brick- and-mortar customers, decreased sales an estimated $181 million;

•	The exit of our C9 Champion program at Target and the DKNY Intimates license in 2019 which, together, represented approximately $94 million of net sales in the first quarter of 2019; and

•	The unfavorable impact from foreign exchange rates in our International business of approximately $20 million.

•
Excluding the negative impact of the COVID-19 global pandemic, the exited programs and foreign exchange rates, total constant-currency net sales for the first quarter of 2020 would have increased 1.6%.

Operating Profit
Operating profit as a percentage of sales was 2.6%, representing a decrease from 9.4% in the prior year. Decreased operating profit was the result of lower sales volume, higher manufacturing variances as a result of decreases in manufacturing facility production levels in our global supply chain due to the business disruption caused by the COVID-19 global pandemic and higher bad debt expense, as well as the exit of our C9 Champion program at Target in 2019. These decreases were partially offset by lower variable selling, general and administrative expenses as a result of decreased sales volume. Included in operating profit in the first quarter of 2020 and 2019 were charges of $29 million and $21 million, respectively, related to restructuring and other action-related charges.
Other Highlights
Other Expenses – Other expenses decreased $1 million in the first quarter of 2020 compared to the first quarter of 2019 primarily due to lower pension expense and lower funding fees for sales of accounts receivable to financial institutions in 2020.
Interest Expense – Interest expense was lower by $11 million in the first quarter of 2020 compared to the first quarter of 2019 driven by the impact of the cross-currency swap contracts entered into in July 2019, lower outstanding debt balances during the quarter and a lower weighted average interest rate on our borrowings. Our weighted average interest rate on our outstanding debt was 3.85% for the first quarter of 2020, compared to 4.17% for the first quarter of 2019.

Income Tax Expense – Our effective income tax rate was 14.5% and 13.9% for the first quarters of 2020 and 2019, respectively. The effective tax rate was lower for the quarter ended March 30, 2019 due to the inclusion of a net discrete benefit of $3 million. During the quarter ended March 28, 2020, the Internal Revenue Service closed the examination of the income tax years ended January 2, 2016 and December 31, 2016. The examination resulted in an immaterial adjustment which had been accrued as an uncertain tax benefit in a prior period.
Operating Results by Business Segment — First Quarter Ended March 28, 2020 Compared with First Quarter Ended March 30, 2019

	Net Sales
	Quarters Ended
	March 28, 2020	March 30, 2019	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$422,402	$475,945	$(53,543)	(11.2)%
Activewear	288,000	405,340	(117,340)	(28.9)
International	555,901	646,180	(90,279)	(14.0)
Other	50,159	60,559	(10,400)	(17.2)
Total	$1,316,462	$1,588,024	$(271,562)	(17.1)%

	Operating Profit and Margin
	Quarters Ended
	March 28, 2020		March 30, 2019		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$81,551	19.3%	$104,626	22.0%	$(23,075)	(22.1)%
Activewear	8,108	2.8	43,593	10.8	(35,485)	(81.4)
International	52,018	9.4	99,773	15.4	(47,755)	(47.9)
Other	(6,125)	(12.2)	754	1.2	(6,879)	(912.3)
Corporate	(101,422)	NM	(99,102)	NM	(2,320)	(2.3)
Total	$34,130	2.6%	$149,644	9.4%	$(115,514)	(77.2)%
Innerwear
Innerwear net sales decreased 11% compared to the first quarter of 2019 driven by a 15% and 9% decline in net sales in our intimate apparel and basics businesses, respectively, primarily as a result of the negative impact of the COVID-19 global pandemic. The rapid expansion of COVID-19 in March resulted in a sharp decline in net sales and obscured the turnaround underway in our Innerwear segment as our basics business innovations and intimate apparel business revitalization plans began to show strength across channels through mid-March. In addition, net sales in our Innerwear segment decreased as a result of the exit of the C9 Champion program at Target in 2019.
Innerwear operating margin was 19.3%, representing a decrease from 22.0% in the same period a year ago as a result of lower sales volume, sales mix and higher manufacturing variances caused by decreases in manufacturing facility production levels in our global supply chain due to the business disruption caused by the COVID-19 global pandemic. These decreases were slightly offset by price increases implemented in 2019 and lower variable selling, general and administrative expenses as a result of decreased volume.
Activewear
Activewear net sales decreased 29% compared to the first quarter last year primarily as a result of the negative impact of the COVID-19 global pandemic. In addition, the exit of the C9 Champion program at Target in 2019 represented approximately $85 million of the net sales decrease in the first quarter of 2020 compared to the first quarter of 2019.
Activewear operating margin was 2.8%, representing a decrease from 10.8% in the same period a year ago. The decrease was a result of sales volume decreases including the exit of the C9 Champion program at Target, sales mix and higher manufacturing variances as a result of decreases in manufacturing facility production levels in our global supply chain due to the business disruption caused by the COVID-19 global pandemic. These decreases were partially offset by lower variable selling, general and administrative expenses as a result of decreased net sales.

International
Net sales in the International segment decreased 14% as a result of the negative impact of the COVID-19 global pandemic and the unfavorable impact of foreign currency exchange rates of approximately $20 million. Sales on a constant currency basis, defined as sales excluding the impact of foreign currency, decreased 11%. The impact of foreign exchange rates is calculated by applying prior period exchange rates to the current year financial results.
International operating margin was 9.4%, a decrease from 15.4% in the same period a year ago, primarily due to decreased sales volume particularly in the Asia and Europe activewear businesses where operating margins have historically been higher than in other international businesses and regions.
Other
Other net sales were lower as a result of decreased traffic at our retail outlets due to store closures late in the first quarter of 2020 as a result of the COVID-19 global pandemic and continued declines in hosiery sales in the United States. Operating margin decreased due to the decrease in sales volume at our retail outlets.
Corporate
Corporate expenses included certain administrative costs including restructuring and other action-related charges. Corporate expenses were lower in the first quarter of 2020 compared to the first quarter of 2019 due to lower variable compensation costs partially offset by higher bad debt expense as a result of $11 million of charges for anticipated bankruptcies and higher restructuring and other action-related charges. Supply chain actions include actions to reduce overhead costs. Program exit charges are costs associated with exiting the C9 Champion business with Target and the DKNY Intimates license. Other restructuring costs include action-related costs such as corporate workforce reductions, as well as acquisition and integration charges for smaller acquisitions in 2019.

	Quarters Ended
	March 28, 2020	March 30, 2019
	(dollars in thousands)
Restructuring and other action-related charges included in operating profit:
Supply chain actions	$14,065	$17,692
Program exit costs	8,215	—
Other restructuring costs	6,919	3,681
Total restructuring and other action-related charges included in operating profit	$29,199	$21,373
Liquidity and Capital Resources
Cash Requirements and Trends and Uncertainties Affecting Liquidity
We rely on our cash flows generated from operations and the borrowing capacity under our credit facilities to meet the cash requirements of our business. The primary cash requirements of our business are payments to our employees and vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments, business acquisitions, contributions to our pension plans, repurchases of our stock, regular quarterly dividend payments and income tax payments. The rapid expansion of the COVID-19 global pandemic has resulted in a sharp decline in net sales and earnings in the first quarter of 2020, which has a corresponding impact on our liquidity. We are focused on preserving our liquidity and managing our cash flow during these unprecedented conditions with preemptive actions to enhance our ability to meet our short-term liquidity needs. Such actions include, but are not limited to, operating our manufacturing and distribution facilities on a demand-adjusted basis; reducing our discretionary spending such as media and marketing expenses; focused working capital management; reducing capital expenditures; suspending our share buyback program until further notice; reducing payroll costs, through employee furloughs and pay cuts; drawing down on our Revolving Loan Facility and amending certain existing debt facilities.

In April 2020, given the rapidly changing environment and level of uncertainty being created by the COVID-19 global pandemic and the associated impact on future earnings, we amended our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. The amendment effects changes to certain provisions and covenants under the Senior Secured Credit Facility during the period beginning with the fiscal quarter ending June 27, 2020 and continuing through the fiscal quarter ending July 3, 2021 (such period of time, the “Covenant Relief Period”), including: (a) suspension of compliance with the maximum leverage ratio; (b) reduction of the minimum interest coverage ratio from 3.00 to 1.00 to (i) 2.00 to 1.00 for the fiscal quarters ending June 27, 2020 through April 3, 2021 and (ii) 2.25 to 1.00 for the fiscal quarter ending July 3, 2021; (c) a minimum last twelve months EBITDA covenant of $625 million as of June 27, 2020, $505 million as of September 26, 2020, $445 million as of January 2, 2021, $435 million as of April 3, 2021 and $505 million as of July 3, 2021; (d) a minimum liquidity covenant of $300 million, increasing to $400 million upon certain conditions; (e) increased limitations on investments, acquisitions, restricted payments and the incurrence of indebtedness; and (f) anti-cash hoarding provisions. During the Covenant Relief Period, the applicable margin and applicable commitment fee margin will be calculated assuming the leverage ratio is greater than or equal to 4.50 to 1.00. The amendment also permanently amends the definition of “leverage ratio” for purposes of the financial covenant calculation to remove the maximum amount of cash allowed to be netted from the definition of “indebtedness” and to allow for the netting of cash from certain foreign subsidiaries. After obtaining the debt amendment, we expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions caused by the COVID-19 global pandemic worsen and our earnings and operating cash flows do not start to recover as currently estimated by us, this could impact our ability to maintain compliance with our amended financial covenants and require us to seek additional amendments to our Senior Secured Credit Facility. If we are not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
We cannot assure you that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. We believe we have sufficient cash and available borrowings for our foreseeable liquidity needs.
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our Accounts Receivable Securitization Facility and our international loan facilities, including our Australian Revolving Loan Facility and our European Revolving Loan Facility. In March 2020, we drew down $630 million under our Revolving Loan Facility as a precautionary measure, to provide us with additional financial flexibility to manage our business with a safety-first emphasis during the unknown duration and impact of the COVID-19 global pandemic.
We had the following borrowing capacity and availability under our credit facilities as of March 28, 2020:

	As of March 28, 2020
	Borrowing Capacity	Borrowing Availability
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility	$1,000,000	$45,924
Australian Revolving Loan Facility	36,775	5,958
European Revolving Loan Facility	111,359	—
Accounts Receivable Securitization Facility(1)	152,153	—
Other international credit facilities	145,924	134,716
Total liquidity from credit facilities	$1,446,211	$186,598
Cash and cash equivalents		1,083,780
Total liquidity		$1,270,378

(1)
Borrowing availability under the Accounts Receivable Securitization Facility is subject to a quarterly fluctuating facility limit, not to exceed $225 million, and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans.

The following have impacted or may impact our liquidity:

•	The negative impact of the COVID-19 global pandemic on our business as discussed above under “Impact of COVID-19 on Our Business”.

•
For the quarter ended March 28, 2020 and prior to the expansion of COVID-19, we entered into transactions to repurchase approximately 14.5 million shares of our common stock at a total cost of $200 million. At March 28, 2020, the remaining repurchase authorization under our current share repurchase program totaled approximately 25.5 million shares. While we may repurchase additional shares of our common stock in the future, the program has been suspended in connection with the amendment to our Senior Secured Credit Facility described above.

•
We have historically paid a regular quarterly dividend. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to our actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of our Board of Directors.

•	We have principal and interest obligations under our debt and ongoing financial covenants under those debt facilities, even after taking into account recent amendments.

•
We have invested in efforts to accelerate worldwide omnichannel and global growth initiatives, as well as marketing and brand building. We anticipate capital expenditures to decrease for the remainder of the year compared to the prior year as we tightly manage spending to help mitigate the potential negative impact of the COVID-19 global pandemic on our business and liquidity.

•	We expect to continue to invest in efforts to improve operating efficiencies and lower costs.

•	We may pursue strategic business acquisitions in the future.

•	We made a contribution of $25 million to our U.S. pension plan in the quarter ended March 28, 2020. We may also elect to make additional voluntary contributions.

•
We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. Consistent with our investment strategy as it pertains to our historical foreign earnings as of December 28, 2019, we intend to remit historical foreign earnings totaling approximately $1.0 billion.

•
We are obligated to make installment payments over an eight-year period related to our transition tax liability resulting from the implementation of the Tax Act, which began in 2018, in addition to any estimated income taxes due based on current year taxable income. In the quarters ended March 28, 2020 and March 30, 2019, we made no installment payments on our transition tax liability and have a remaining balance due of approximately $101 million to be paid in installment payments through 2025.

•
In March 2020, we drew down $630 million under our Revolving Loan Facility as a precautionary measure to provide us with additional financial flexibility to manage our business with a safety-first emphasis during the unknown duration and impact of the COVID-19 global pandemic. We subsequently repaid $490 million of this borrowing in April 2020.

•
We are making more than 320 million face masks and expect to make more than 20 million medical gowns for the U.S. government. We are also ramping up production to supply masks to large employers seeking to reopen business operations after being closed as a result of the COVID-19 global pandemic.

•	We expect the employee furloughs and pay cuts, as well as reductions in discretionary spending such as media and marketing expenses, to save approximately $200 million in 2020.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the quarters ended March 28, 2020 and March 30, 2019 was derived from our condensed consolidated financial statements.

	Quarters Ended
	March 28, 2020	March 30, 2019
	(dollars in thousands)
Operating activities	$(83,216)	$(194,291)
Investing activities	(24,477)	(25,133)
Financing activities	877,514	71,707
Effect of changes in foreign currency exchange rates on cash	(15,061)	2,104
Change in cash, cash equivalents and restricted cash	754,760	(145,613)
Cash, cash equivalents and restricted cash at beginning of year	329,923	455,732
Cash, cash equivalents and restricted cash at end of period	1,084,683	310,119
Less restricted cash at end of period	903	23,039
Cash and cash equivalents per balance sheet at end of period	$1,083,780	$287,080
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net income and changes in our working capital, and is subject to certain risks related to the COVID-19 global pandemic. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to the prior year, the lower net cash used by operating activities was due to improved working capital management, specifically related to inventory and accounts receivable. Cash used by operating activities includes a $25 million and a $26 million pension contribution made in the first quarter of 2020 and 2019, respectively.
Investing Activities
Investing activities in the first quarter of 2020 and 2019 primarily include capital investments into our business to support our global growth initiatives. We anticipate capital expenditures to decrease for the remainder of the year compared to the prior year as we tightly manage spending to help mitigate the potential negative impact of the COVID-19 global pandemic on our business and liquidity.
Financing Activities
Net cash from financing activities increased primarily as a result of higher borrowings on our Revolving Loan Facilities in the first quarter of 2020 as compared to the same period of 2019. We increased our borrowings in the first quarter of 2020 primarily to strengthen our cash position and to provide us with additional financial flexibility to manage our business with a safety-first emphasis during the unknown duration and impact of the COVID-19 global pandemic.
Financing Arrangements
As discussed above, in March 2020, we drew down $630 million under our Revolving Loan Facility to further strengthen our cash position. Additionally, in March 2020, we amended the Accounts Receivable Securitization Facility. This amendment primarily decreased the fluctuating facility limit to $225 million (previously $300 million) and extended the maturity date to March 2021.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of March 28, 2020, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. We continue to monitor our covenant compliance carefully. Under the terms of our Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio covenant is the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense and the leverage ratio covenant is the ratio of our total debt to EBITDA for the preceding four fiscal quarters. EBITDA is defined as earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility. In April 2020, given the rapidly changing environment and level of uncertainty being created by the COVID-19 global pandemic and the associated impact on future earnings, we amended our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. After obtaining the debt amendment discussed above, we expect to maintain compliance with our covenants during the Covenant Relief Period, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2019 and in this Quarterly Report on Form 10-Q or other SEC filings could cause noncompliance.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note, “Summary of Significant Accounting Policies,” to our financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2019.
The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 28, 2019. There have been no material changes in these policies from those described in our Annual Report on Form 10-K for the year ended December 28, 2019.
Recently Issued Accounting Pronouncements
For a summary of recently issued accounting pronouncements, see Note, “Recent Accounting Pronouncements” to our financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 28, 2019.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 28, 2020 due to a material weakness in internal control over financial reporting described in management’s annual report on internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 28, 2019.
Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer have determined, based on the procedures we have performed, that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at March 28, 2020 and for the periods presented in accordance with U.S. GAAP.

Remediation Plan for Material Weakness
Management continues to enhance its internal control over financial reporting and to take steps to remediate the material weakness identified during the year ended December 28, 2019 related to income taxes. During the quarter ended March 28, 2020, we made progress in our remediation of the control deficiency noted above. In order to remediate the material weakness in our internal controls related to accounting for income taxes, management is enhancing processes and internal controls related to deferred income taxes, effective income tax rate reconciliation and related disclosures. These enhanced controls include documentation evidencing the effective design and operation of annual and quarterly internal controls related to various aspects of deferred taxes and tax rate reconciliation. To assess our remediation progress, during the second quarter of 2020, we plan to test the operating effectiveness of the annual controls by performing our redesigned and enhanced year-end processes using first quarter financial information. These annual and quarterly controls will not be deemed effective until performed effectively for the year ended January 2, 2021.
We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as set forth below, there have been no material changes to such risk factors.
The novel coronavirus disease (COVID-19) global pandemic has had and is expected to continue to have an adverse impact on our business.
The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We expect the COVID-19 global pandemic to have a material impact on our business, including our results of operations, financial condition and liquidity. The extent of the impact of the COVID-19 global pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and scope of the pandemic, which are uncertain and cannot be predicted, including the effect on our suppliers and disruptions to the global supply chain; our ability to sell and provide our products, including as a result of travel restrictions and people working from home; restrictions or disruptions to transportation, including reduced availability of ground or air transport; and the ability of our customers to pay for our services and products.
As a result of the COVID-19 global pandemic, and in response to government mandates or recommendations made by governmental or other authorities, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we have temporarily closed our retail stores globally. We may face longer term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. In addition, many of our customers, including significant customers in our wholesale distribution channels, have closed many of their stores, which will adversely impact our revenues from these customers. As a result, we expect our financial results to be materially adversely impacted.
We expect the negative impact of the COVID-19 pandemic to lead to continued net sales decreases due to our retail store closures and reduced net sales and earnings for our wholesale customers, some of which may experience financial distress or declare bankruptcy. Reduced retail sales or additional customer store closures and customer bankruptcies could reduce or eliminate our anticipated income and cash flows, which would negatively affect our results of operations and liquidity. Even if customers do not declare bankruptcy, they may seek to extend payment terms or be unable or unwilling to pay us amounts that we are entitled to on a timely basis or at all, which would adversely affect our sales and liquidity.
In addition, consumer fears about becoming ill with the disease may continue, which will adversely affect traffic to our and our customers' stores. Consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the significant economic downturn, resulting from the COVID-19 global pandemic. This may negatively impact sales in our stores and our e-commerce channel and may cause our wholesale customers to purchase fewer products from us. The continued significant reduction in consumer visits to, and spending at, our and our customers' stores, caused by COVID-19, and any decreased spending at retail stores or online caused by decreased consumer confidence and spending following the pandemic, would result in a loss of sales and profits and other material adverse effects.
The COVID-19 global pandemic also has the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. We may also see disruptions or delays in shipments and negative impacts to pricing of certain components of our products.
In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity prices, and interest rates. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.
The continued disruption of global financial markets as a result of the COVID-19 global pandemic could have a negative impact on our ability to access capital in the future.
As a result of the COVID-19 global pandemic, including related guidance or requirements of governmental or other authorities, we also have recently implemented a work from home policy for many of our corporate employees. This policy may negatively impact productivity and cause other disruptions to our business.

The extent of the impact of the COVID-19 global pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic.
The COVID-19 global pandemic has disrupted our operations and if we are unable to re-commence normal operations, we may be out of compliance with our required covenants in certain of our debt facilities.
Under the terms of our Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio and a maximum leverage ratio. Accordingly, in April 2020, given the impact on our earnings and the rapidly changing environment and level of uncertainty being created by the COVID-19 global pandemic, we amended our Senior Secured Credit Facility prior to any potential covenant violation, in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis.
Any additional covenant waivers that may be required may lead to fees associated with obtaining the waiver, increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under these debt facilities, and such increased costs, restrictions and modifications may vary among debt facilities. In addition, our ability to provide additional lender protections under these facilities if necessary, including the granting of security interests in collateral, will be limited by the restrictions in our debt facilities. There can be no assurance that we would be able to obtain future waivers in a timely manner, on acceptable terms or at all. If we were not able to obtain a covenant waiver under any one or more of these debt facilities, we would be in default of such agreements, which could result in cross defaults to our other debt agreements. As a consequence, we would need to refinance or repay the applicable debt facility or facilities, and would be required to raise additional debt or equity capital, or divest assets, to refinance or repay such facility or facilities. If we were to be unable to obtain a covenant waiver in the future under any one or more of these debt facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities.
With respect to each of our debt facilities, if we were unable to comply with the covenants of any such facilities and were not to obtain a waiver, refinance or repay such debt facilities, it would lead to an event of default under such facilities, which could lead to an acceleration of the indebtedness under such debt facilities. In turn, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contract payables. As a result, the failure to obtain the covenant waivers described above would have a material adverse effect.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliate purchaser of the Company, of shares of the Company’s common stock during the quarter ended March 28, 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased under the Program (2)
December 29, 2019 to February 1, 2020	—	$—	—	20,359,607
February 2, 2020 to February 29, 2020	12,240,906	14.01	12,240,906	27,759,094
March 1, 2020 to March 28, 2020	2,223,424	12.82	2,223,424	25,535,670
Total	14,464,330		14,464,330
(1) Average price paid per share for shares purchased as part of our publicly-announced plan.
(2) On February 6, 2020, our Board of Directors approved a share repurchase program for up to 40 million shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. Unless terminated earlier by our Board of Directors, the new program will expire when we have repurchased all shares authorized for repurchase under the new program. The new program replaced our previous share repurchase program for up to 40 million shares that was originally approved on April 27, 2016. We did not repurchase any shares under the previous program during the quarter ended March 28, 2020.
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

4.1	Description of Securities.

4.2
Supplemental Indenture No. 9 (to Indenture dated June 3, 2016), dated as of April 14, 2020, among Hanesbrands Finance Luxembourg S.C.A., Hanesbrands (HK) Limited, Hanesbrands Korea LLC and US Bank Trustees Limited.

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

HANESBRANDS INC.

By:	/s/ M. Scott Lewis
M. Scott Lewis Interim Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: April 30, 2020