Form 10-Q
period 2020-06-27
Hanesbrands Inc.
filed 2020-07-31
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
As of July 24, 2020, there were 348,160,775 shares of the registrant’s common stock outstanding.

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
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter end March 28, 2020 and our Annual Report on Form 10-K for the year ended December 28, 2019, under the caption “Risk Factors,” and available on the “Investors” section of our corporate website, www.Hanes.com/investors. The contents of our corporate website are not incorporated by reference in this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarters Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$1,738,779	$1,760,927	$3,055,241	$3,348,951
Cost of sales	1,105,767	1,085,404	1,948,497	2,053,397
Gross profit	633,012	675,523	1,106,744	1,295,554
Selling, general and administrative expenses	391,476	445,923	831,078	916,310
Operating profit	241,536	229,600	275,666	379,244
Other expenses	5,050	8,249	11,540	15,700
Interest expense, net	41,659	46,522	78,508	94,581
Income before income tax expense	194,827	174,829	185,618	268,963
Income tax expense	33,646	25,274	32,311	38,320
Net income	$161,181	$149,555	$153,307	$230,643

Earnings per share:
Basic	$0.46	$0.41	$0.43	$0.63
Diluted	$0.46	$0.41	$0.43	$0.63

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarters Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$161,181	$149,555	$153,307	$230,643
Other comprehensive income (loss):
Translation adjustments	95,033	(3,202)	(22,121)	4,184
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $4,031, $1,915, $(3,249) and $3,573, respectively	(6,177)	(5,158)	1,606	(9,077)
Unrecognized income from pension and postretirement plans, net of tax of $(1,794), $(1,411), $(3,066) and $(2,616), respectively	3,560	3,553	7,154	6,950
Total other comprehensive income (loss)	92,416	(4,807)	(13,361)	2,057
Comprehensive income	$253,597	$144,748	$139,946	$232,700

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 27, 2020	December 28, 2019	June 29, 2019
Assets
Cash and cash equivalents	$683,114	$328,876	$257,941
Trade accounts receivable, net	1,196,826	815,210	1,011,816
Inventories	1,958,443	1,905,845	2,223,199
Other current assets	193,422	174,634	176,296
Total current assets	4,031,805	3,224,565	3,669,252
Property, net	565,849	587,896	597,444
Right-of-use assets	479,677	487,787	484,168
Trademarks and other identifiable intangibles, net	1,478,721	1,520,800	1,541,306
Goodwill	1,233,184	1,235,711	1,240,853
Deferred tax assets	200,047	203,331	220,927
Other noncurrent assets	123,677	93,896	92,087
Total assets	$8,112,960	$7,353,986	$7,846,037

Liabilities and Stockholders’ Equity
Accounts payable	$1,152,273	$959,006	$1,026,863
Accrued liabilities	568,228	531,184	561,172
Lease liabilities	160,432	166,091	144,453
Notes payable	8,803	4,244	4,695
Accounts Receivable Securitization Facility	—	—	190,311
Current portion of long-term debt	112,512	110,914	156,189
Total current liabilities	2,002,248	1,771,439	2,083,683
Long-term debt	3,985,631	3,256,870	3,671,066
Lease liabilities - noncurrent	362,570	358,281	371,964
Pension and postretirement benefits	374,052	403,458	351,453
Other noncurrent liabilities	309,139	327,343	342,485
Total liabilities	7,033,640	6,117,391	6,820,651

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 348,092,986, 362,449,037 and 361,530,648, respectively	3,481	3,624	3,615
Additional paid-in capital	302,522	304,395	308,555
Retained earnings	1,404,326	1,546,224	1,285,842
Accumulated other comprehensive loss	(631,009)	(617,648)	(572,626)
Total stockholders’ equity	1,079,320	1,236,595	1,025,386
Total liabilities and stockholders’ equity	$8,112,960	$7,353,986	$7,846,037

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at March 28, 2020	348,035	$3,480	$297,456	$1,296,060	$(723,425)	$873,571
Net income	—	—	—	161,181	—	161,181
Dividends ($0.15 per common share)	—	—	—	(52,915)	—	(52,915)
Other comprehensive income	—	—	—	—	92,416	92,416
Stock-based compensation	—	—	4,393	—	—	4,393
Net exercise of stock options, vesting of restricted stock units and other	58	1	673	—	—	674
Balances at June 27, 2020	348,093	$3,481	$302,522	$1,404,326	$(631,009)	$1,079,320

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 28, 2019	362,449	$3,624	$304,395	$1,546,224	$(617,648)	$1,236,595
Net income	—	—	—	153,307	—	153,307
Dividends ($0.30 per common share)	—	—	—	(107,336)	—	(107,336)
Other comprehensive loss	—	—	—	—	(13,361)	(13,361)
Stock-based compensation	—	—	9,034	—	—	9,034
Net exercise of stock options, vesting of restricted stock units and other	108	2	1,348	—	—	1,350
Share repurchases	(14,464)	(145)	(12,255)	(187,869)	—	(200,269)
Balances at June 27, 2020	348,093	$3,481	$302,522	$1,404,326	$(631,009)	$1,079,320

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity - (Continued)
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at March 30, 2019	361,471	$3,615	$306,084	$1,191,111	$(567,819)	$932,991
Net income	—	—	—	149,555	—	149,555
Dividends ($0.15 per common share)	—	—	—	(54,824)	—	(54,824)
Other comprehensive loss	—	—	—	—	(4,807)	(4,807)
Stock-based compensation	—	—	1,982	—	—	1,982
Net exercise of stock options, vesting of restricted stock units and other	60	—	489	—	—	489
Balances at June 29, 2019	361,531	$3,615	$308,555	$1,285,842	$(572,626)	$1,025,386

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 29, 2018	361,330	$3,613	$284,877	$1,079,503	$(495,867)	$872,126
Net income	—	—	—	230,643	—	230,643
Dividends ($0.30 per common share)	—	—	—	(109,676)	—	(109,676)
Other comprehensive income	—	—	—	—	2,057	2,057
Stock-based compensation	—	—	7,039	—	—	7,039
Net exercise of stock options, vesting of restricted stock units and other	201	2	2,265	—	—	2,267
Modification of deferred compensation plans	—	—	14,374	—	—	14,374
Cumulative effect of change in adoption of leases standard	—	—	—	6,556	—	6,556
Stranded tax related to U.S. pension plan	—	—	—	78,816	(78,816)	—
Balances at June 29, 2019	361,531	$3,615	$308,555	$1,285,842	$(572,626)	$1,025,386

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Operating activities:
Net income	$153,307	$230,643
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	45,399	46,889
Amortization of acquisition intangibles	12,199	12,537
Other amortization	5,107	5,063
Impairment of intangible assets	20,319	—
Amortization of debt issuance costs	5,119	4,758
Stock compensation expense	9,189	7,247
Deferred taxes	(2,201)	(2,582)
Other	9,259	5,475
Changes in assets and liabilities:
Accounts receivable	(392,134)	(137,445)
Inventories	(61,409)	(165,512)
Other assets	(31,570)	(28,579)
Accounts payable	210,338	7,699
Accrued pension and postretirement benefits	(19,318)	(18,321)
Accrued liabilities and other	18,603	(25,235)
Net cash from operating activities	(17,793)	(57,363)
Investing activities:
Capital expenditures	(46,512)	(58,285)
Proceeds from sales of assets	66	518
Other	5,823	—
Net cash from investing activities	(40,623)	(57,767)
Financing activities:
Borrowings on notes payable	116,669	162,592
Repayments on notes payable	(112,373)	(163,703)
Borrowings on Accounts Receivable Securitization Facility	227,061	123,812
Repayments on Accounts Receivable Securitization Facility	(227,061)	(95,110)
Borrowings on Revolving Loan Facilities	1,638,000	1,602,500
Repayments on Revolving Loan Facilities	(1,638,000)	(1,422,500)
Borrowings on Senior Notes	700,000	—
Repayments on Term Loan Facilities	—	(141,623)
Borrowings on International Debt	31,222	7,141
Repayments on International Debt	—	(27,941)
Share repurchases	(200,269)	—
Cash dividends paid	(105,896)	(108,449)
Payments of debt issuance costs	(14,834)	(768)
Taxes paid related to net shares settlement of equity awards	(80)	(1,157)
Other	879	985
Net cash from financing activities	415,318	(64,221)
Effect of changes in foreign exchange rates on cash	(2,669)	4,282
Change in cash, cash equivalents and restricted cash	354,233	(175,069)
Cash, cash equivalents and restricted cash at beginning of year	329,923	455,732
Cash, cash equivalents and restricted cash at end of period	684,156	280,663
Less restricted cash at end of period	1,042	22,722
Cash and cash equivalents per balance sheet at end of period	$683,114	$257,941

Capital expenditures included in accounts payable at June 27, 2020 and December 28, 2019, were $4,058 and $19,327, respectively. For the six months ended June 27, 2020 and June 29, 2019, right-of-use assets obtained in exchange for lease obligations were $23,769 and $38,840, respectively.

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial condition and cash flows of Hanesbrands Inc. and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of condensed consolidated interim financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.
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
Liquidity and Impact of COVID-19
The COVID-19 global pandemic has impacted the Company’s business operations and results of operations for the second quarter and the first six months of 2020 due to decreased customer traffic and temporary retail store closures worldwide. The Company’s e-commerce sites have remained open in all regions. Most of the Company’s retail stores were reopened by the end of the second quarter but have and are expected to continue to experience significant reductions in traffic and therefore, revenue. Many of the Company’s wholesale customers have also substantially reduced their operations. The extent and duration of the global pandemic remains uncertain and may continue to impact consumer purchasing activity throughout the year. The evolving COVID-19 pandemic could continue to have an adverse impact on the Company’s results of operations and liquidity; the operations of the Company’s suppliers, vendors and customers; and employees as a result of quarantines, facility closures, and travel and other restrictions. While the ultimate global and economic impact of the COVID-19 pandemic remains highly uncertain, the Company expects its business operations and results of operations, including net sales, earnings and cash flows, will be materially impacted for at least the balance of 2020.
The Company relies on its cash flows generated from operations and the borrowing capacity under its credit facilities to meet the cash requirements of its business. The primary cash requirements of its business are payments to employees and vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments, business acquisitions, contributions to its pension plans, repurchases of its stock, regular quarterly dividend payments and income tax payments. The Company is focused on preserving its liquidity and managing its cash flow during these unprecedented conditions with preemptive actions to enhance its ability to meet its short-term liquidity needs. Such actions include, but are not limited to, selling personal protective equipment (“PPE”) such as cloth face coverings and gowns; operating manufacturing and distribution facilities on a demand-adjusted basis; reducing discretionary spending such as certain media and marketing expenses; focused working capital management; reducing capital expenditures; suspending its share repurchase program until further notice; reducing payroll costs, through temporary employee furloughs and pay cuts; working globally to maximize the Company’s participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic; engaging with landlords to negotiate rent deferrals or other rent concessions; issuing new debt and amending certain existing debt facilities.
During the six months of 2020, the rapid expansion of the COVID-19 pandemic has resulted in a sharp decline in net sales and earnings in the Company’s apparel businesses. Sales of PPE used to help mitigate the spread of the COVID-19 virus partially offset the negative impact of the COVID-19 pandemic. In addition, the Company’s operating results also reflected impairment charges related to intangible assets, as well as additional charges to reserve for increased excess and obsolete inventory and bad debt charges due to the ongoing effects of the COVID-19 pandemic.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

In light of temporary store closures related to the COVID-19 pandemic, the Company has taken actions with respect to certain of its existing leases, including withholding rent payments and engaging with landlords in an attempt to obtain rent deferrals and other rent concessions. If such negotiations are not successful, the lease liabilities associated with those leases could become immediately due and payable. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, the Company has elected to treat agreed-upon payment deferrals that result in the total payments required by the modified contract being substantially the same as total payments required by the contract as if there were no modifications to the lease contract. The Company has elected to treat other agreed-upon rent concessions which result in reduced minimum lease payments as variable lease payments. For any agreed-upon rent concessions which change the payment terms from minimum rental amounts to amounts based on a percentage of sales volume, the Company has elected to treat such changes as lease modifications under the current lease guidance.
Goodwill and indefinite-lived intangible assets are evaluated for impairment at least annually as of the first day of the third quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying values. During the second quarter of 2020, the Company completed a quantitative impairment analysis for certain indefinite-lived intangible assets as a result of the significant impact of the COVID-19 pandemic on their performance. Based on this analysis, the Company recorded impairment charges of $20,319 on trademarks and other intangible assets which are reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. Although the Company determined that no impairment exists for the Company's goodwill, other indefinite-lived or definite-lived intangible assets, these assets could be at risk for impairment should global economic conditions continue to deteriorate as a result of the COVID-19 pandemic.
In March 2020, the Company drew down $630,000 under the Revolving Loan Facility as a precautionary measure, to provide the Company with additional financial flexibility to manage its business with a safety-first emphasis during the unknown duration and impact of the COVID-19 pandemic. The Company subsequently repaid $490,000 of its borrowings under the Revolving Loan Facility in April 2020. In May 2020, the Company issued $700,000 aggregate principal amount of 5.375% Senior Notes resulting in net proceeds of approximately $691,250 which were used to repay all outstanding borrowings under its Revolving Loan Facility, pay related fees and expenses, and for general corporate purposes.
As of June 27, 2020, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. In April 2020, given the rapidly changing environment and level of uncertainty being created by the COVID-19 pandemic and the associated impact on future earnings, the Company amended its Senior Secured Credit Facility (as discussed in Note, “Debt and Notes Payable”) prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. After obtaining the debt amendment, which provides relief from certain covenants for a 15-month period and adds additional financial and non-financial covenants, the Company expects to maintain compliance with its covenants for at least one year from the date of these financial statements based on its current expectations and forecasts. If economic conditions caused by the COVID-19 pandemic worsen and the Company’s earnings and operating cash flows do not start to recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with its amended financial covenants and require the Company to seek additional amendments to its Senior Secured Credit Facility. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

Revisions of Previously Issued Consolidated Financial Statements
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 28, 2019, during the fourth quarter of 2019 the Company identified tax errors, which originated prior to 2017, in its previously issued 2018 and 2017 annual consolidated financial statements and quarterly condensed consolidated interim financial statements for each of the quarterly periods of 2018 and the first three quarterly periods of 2019. Although the Company assessed the materiality of the errors and concluded that the errors were not material to the previously issued annual or interim financial statements, the Company did revise its previously issued 2018 and 2017 annual financial statements to correct for such tax errors in connection with the filing of its 2019 Annual Report on Form 10-K, and disclosed that it would be revising its 2019 condensed consolidated interim financial statements in connection with the filing of its Quarterly Reports on Form 10-Q during 2020. In connection with such revision, the Company also corrected for certain other immaterial errors. In connection with the filing of this Quarterly Report on Form 10-Q, the Company has revised the accompanying condensed consolidated interim financial statements as of and for the quarter and six months ended June 29, 2019 to correct for the impact of such errors, including the impact to retained earnings as of June 29, 2019 to correct for the errors which originated in periods prior to 2019, which primarily related to the tax errors. The accompanying footnotes have also been corrected to reflect the impact of the revisions of the previously filed condensed consolidated interim consolidated financial statements.
Additionally, in connection with the filing of this Quarterly Report on Form 10-Q, the Company has disclosed the impact of the revisions to the condensed consolidated interim financial statements as of and for the quarter and nine months ended September 28, 2019 to correct for the impact of such errors. The Company will effect the revision of its unaudited condensed consolidated interim financial statements as of and for the quarter and nine months ended September 28, 2019 with the future filing of its Quarterly Report on Form 10-Q for the period ended September 26, 2020. See Note, "Revisions of Previously Issued Condensed Consolidated Interim Financial Statements" for reconciliations between as reported and as revised amounts as of and for the periods ended June 29, 2019 and September 28, 2019.

(2)	Recent Accounting Pronouncements
Financial Instruments - Credit Losses
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The new accounting rules eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. The new accounting rules were effective for the Company in the first quarter of 2020 and applies to its trade receivables.
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
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Third-party brick-and-mortar wholesale	$1,345,016	$1,360,994	$2,323,143	$2,592,417
Consumer-directed	393,763	399,933	732,098	756,534
Total net sales	$1,738,779	$1,760,927	$3,055,241	$3,348,951

Revenue Sources
Third-Party Brick-and-Mortar Wholesale Revenue
Third-party brick-and-mortar wholesale revenue is primarily generated by sales of the Company’s products to retailers to support their brick-and-mortar operations. Also included within third-party brick-and-mortar wholesale revenues is royalty revenue from licensing agreements. The Company earns royalties through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensees. Additionally, in the quarter and six months ended June 27, 2020, third-party brick-and-mortar wholesale revenue includes $641,723 of revenue from contracts with governments generated from the sale of both cloth face coverings and gowns for use during the COVID-19 pandemic. Receivables from government contracts of $491,244 are included in “Trade accounts receivable, net” in the Company’s condensed consolidated balance sheet at June 27, 2020.
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
The Company funded the acquisition with a combination of short-term borrowings under its existing revolving loan facility (the “Revolving Loan Facility”) and cash on hand. During the third quarter of 2019, A$31,425 (U.S.$21,360) of the indemnification escrow, including interest earned, was paid to the sellers. The remaining indemnification escrow, held in one of the Company’s bank accounts, is recognized and classified as restricted cash, with the balance as of June 27, 2020 included in the “Other current assets” line of the Condensed Consolidated Balance Sheet.
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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarters Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Basic weighted average shares outstanding	350,538	364,637	354,778	364,603
Effect of potentially dilutive securities:
Stock options	143	480	182	475
Restricted stock units	143	415	165	335
Employee stock purchase plan and other	5	5	8	5
Diluted weighted average shares outstanding	350,829	365,537	355,133	365,418

For the quarter ended June 27, 2020, there were 1,599 restricted stock units excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the quarter ended June 29, 2019, there were no anti-dilutive restricted stock units. For the six months ended June 27, 2020 and June 29, 2019, there were 1,330 and 2 restricted stock units excluded from the diluted earnings per share calculation, respectively, because their effect would be anti-dilutive. For the quarters and six months ended June 27, 2020 and June 29, 2019, there were no anti-dilutive stock options to purchase shares of common stock.
On July 28, 2020, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding shares of common stock to be paid on September 1, 2020 to stockholders of record at the close of business on August 11, 2020.
On February 6, 2020, the Company’s Board of Directors approved a new share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. Unless terminated earlier by the Company’s Board of Directors, the new program will expire when the Company has repurchased all shares authorized for repurchase under the new program. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved in 2016. For the quarter ended, June 27, 2020, the Company did not enter into any transactions to repurchase shares under the new program. For the six months ended June 27, 2020, the Company entered into transactions to repurchase 14,464 shares at a weighted average repurchase price of $13.83 per share under the new program. The shares were repurchased at a total cost of $200,269. The Company did not repurchase any shares under the previous share repurchase program during 2020 through the expiration of the program on February 6, 2020 or during the quarter or six months ended June 29, 2019. At June 27, 2020, the remaining repurchase authorization under the current share repurchase program totaled 25,536 shares. The primary objective of the share repurchase program is to utilize excess cash to generate shareholder value. Share repurchases are currently prohibited under the Senior Secured Credit Facility.

(6)	Inventories
Inventories consisted of the following:

	June 27, 2020	December 28, 2019	June 29, 2019
Raw materials	$97,536	$83,545	$107,561
Work in process	137,508	136,592	169,509
Finished goods	1,723,399	1,685,708	1,946,129
	$1,958,443	$1,905,845	$2,223,199

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

(7)	Debt and Notes Payable
Debt and notes payable consisted of the following:

	Interest Rate as of June 27, 2020	Principal Amount		Maturity Date
		June 27, 2020	December 28, 2019
Senior Secured Credit Facility:
Revolving Loan Facility	—	$—	$—	December 2022
Term Loan A	2.10%	625,000	625,000	December 2022
Term Loan B	1.93%	300,000	300,000	December 2024
Australian Revolving Loan Facility	1.67%	34,345	—	July 2021
5.375% Senior Notes	5.38%	700,000	—	May 2025
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	562,556	558,847	June 2024
European Revolving Loan Facility	1.50%	112,512	110,914	September 2020
Accounts Receivable Securitization Facility	—	—	—	March 2021
Total debt		4,134,413	3,394,761
Notes payable		8,803	4,244
Total debt and notes payable		4,143,216	3,399,005
Less long-term debt issuance costs		36,270	26,977
Less notes payable		8,803	4,244
Less current maturities		112,512	110,914
Total long-term debt		$3,985,631	$3,256,870

As of June 27, 2020, the Company had $957,718 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account $42,282 of standby and trade letters of credit issued and outstanding under this facility. In March 2020, in response to the uncertainty of the circumstances surrounding the COVID-19 pandemic, the Company drew down $630,000 under the Revolving Loan Facility as a precautionary measure to provide the Company with additional financial flexibility to manage its business with a safety-first emphasis during the unknown duration and impact of the COVID-19 pandemic. The Company subsequently repaid $490,000 of its borrowings under the Revolving Loan Facility in April 2020. The remaining outstanding balance on the Revolving Loan Facility was repaid in connection with the issuance of the 5.375% Senior Notes in May 2020 discussed below.
The Company entered into an accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) in November 2007. The Company’s maximum borrowing capacity under the Accounts Receivable Securitization Facility was $175,000 as of June 27, 2020. Borrowings under the Accounts Receivable Securitization Facility are permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans and also subject to a fluctuating facility limit, not to exceed $225,000. The Company had $81,868 borrowing availability under the Accounts Receivable Securitization Facility at June 27, 2020.
The Company had $6,869 of borrowing availability under the Australian Revolving Loan Facility, no borrowing availability under the European Revolving Loan Facility and $112,458 of borrowing availability under other international credit facilities after taking into account outstanding borrowings and letters of credit outstanding under the applicable facilities at June 27, 2020.
In March 2020, the Company amended the Accounts Receivable Securitization Facility. This amendment primarily decreased the fluctuating facility limit to $225,000 (previously $300,000) and extended the maturity date to March 2021. As a result of the COVID-19 pandemic, in May 2020, the Company amended the Accounts Receivable Securitization Facility which changed certain ratios, inserted a floor and raised pricing, as well as removed certain receivables from being pledged as collateral for the facility, increased limits on other receivables pledged as collateral and required the Company to maintain the same minimum liquidity covenant contained in the Senior Secured Credit Facility.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

In May 2020, the Company issued $700,000 aggregate principal amount of 5.375% Senior Notes, with interest payable on May 15 and November 15 of each year commencing on November 15, 2020. The 5.375% Senior Notes will mature on May 15, 2025. The sale of the 5.375% Senior Notes resulted in net proceeds of $691,250 which were used to repay all outstanding borrowings under its Revolving Loan Facility, pay related fees and expenses, and for general corporate purposes. The issuance of the 5.375% Senior Notes resulted in $12,223 of capitalized debt issuance costs. Debt issuance costs are amortized to interest expense over the life of the debt instrument.
On and after May 15, 2022, the Company has the right to redeem all or a portion of the 5.375% Senior Notes, at the redemption prices set forth in the indenture governing the 5.375% Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Prior to May 15, 2022, the Company has the right to redeem all or of a portion of the 5.375% Senior Notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, prior to May 15, 2022, the Company may on any one or more occasions redeem up to 40% of the notes with the net proceeds from certain equity offerings at a redemption price equal to 105.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 5.375% Senior Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by the Company and each of its domestic subsidiaries that guarantee the Company’s Senior Secured Credit Facility. The indenture governing the 5.375% Senior Notes includes covenants that limit the ability of the Company and its subsidiaries to incur certain liens, enter into certain sale and leaseback transactions and the ability of the Company and the guarantors to consolidate, merge or sell all or substantially all of their assets. The indenture also contains customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in the indenture; failure to pay certain other indebtedness; certain events of bankruptcy, insolvency or reorganization; failure to pay certain final judgments; and failure of certain guarantees to be enforceable.
In the event of a change of control of the Company and a rating downgrade, the Company will be required to offer to repurchase all outstanding 5.375% Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The 5.375% Senior Notes were issued in a transaction exempt from registration under the Securities Act and do not require disclosure of separate financial information for the guarantor subsidiaries.
As of June 27, 2020, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. The Company continues to monitor its covenant compliance. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio covenant is the ratio of the Company’s EBITDA for the preceding four fiscal quarters to its consolidated total interest expense and the maximum leverage ratio covenant is the ratio of the Company’s net debt to EBITDA for the preceding four fiscal quarters. EBITDA is defined as earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

In April 2020, given the rapidly changing environment and level of uncertainty being created by the COVID-19 pandemic and the associated impact on future earnings, the Company amended its Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. The amendment effects changes to certain provisions and covenants under the Senior Secured Credit Facility during the period beginning with the fiscal quarter ended June 27, 2020 and continuing through the fiscal quarter ending July 3, 2021 (such period of time, the “Covenant Relief Period”), including: (a) suspension of compliance with the maximum leverage ratio; (b) reduction of the minimum interest coverage ratio from 3.00 to 1.00 to (i) 2.00 to 1.00 for the fiscal quarters ending June 27, 2020 through April 3, 2021 and (ii) 2.25 to 1.00 for the fiscal quarter ending July 3, 2021; (c) a minimum last twelve months EBITDA covenant of $625,000 as of June 27, 2020, $505,000 as of September 26, 2020, $445,000 as of January 2, 2021, $435,000 as of April 3, 2021 and $505,000 as of July 3, 2021; (d) a minimum liquidity covenant of $300,000, increasing to $400,000 upon certain conditions; (e) increased limitations on investments, acquisitions, restricted payments and the incurrence of indebtedness; and (f) anti-cash hoarding provisions. During the Covenant Relief Period, the applicable margin and applicable commitment fee margin will be calculated assuming the leverage ratio is greater than or equal to 4.50 to 1.00. The amendment also permanently amends the definition of “leverage ratio” for purposes of the financial covenant calculation to remove the maximum amount of cash allowed to be netted from the definition of “indebtedness” and to allow for the netting of cash from certain foreign subsidiaries. After obtaining the debt amendment, the Company expects to maintain compliance with its covenants for at least one year from the date of these financial statements based on its current expectations and forecasts. If economic conditions caused by the COVID-19 pandemic worsen and the Company’s earnings and operating cash flows do not start to recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with its amended financial covenants and require the Company to seek additional amendments to its Senior Secured Credit Facility. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.

(8)	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 28, 2019	$(157,138)	$4,786	$(629,360)	$164,064	$(617,648)
Amounts reclassified from accumulated other comprehensive loss	—	(8,174)	10,289	(416)	1,699
Current-period other comprehensive income (loss) activity	(22,121)	13,029	(69)	(5,899)	(15,060)
Total other comprehensive income (loss)	(22,121)	4,855	10,220	(6,315)	(13,361)

Balance at June 27, 2020	$(179,259)	$9,641	$(619,140)	$157,749	$(631,009)

(1)
Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note, “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarters Ended		Six Months Ended
		June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gain on foreign exchange contracts designated as cash flow hedges	Cost of sales	$3,157	$8,347	$8,174	$14,364
	Income tax	(802)	(1,887)	(2,074)	(3,408)
	Net of tax	2,355	6,460	6,100	10,956
Amortization of deferred actuarial loss and prior service cost	Other expenses	(5,423)	(4,964)	(10,289)	(9,566)
	Income tax	1,218	1,411	2,490	2,616
	Net of tax	(4,205)	(3,553)	(7,799)	(6,950)

Total reclassifications		$(1,850)	$2,907	$(1,699)	$4,006

(9)	Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. The Company also uses a combination of derivative instruments and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in its European subsidiaries.
As of June 27, 2020, the notional U.S. dollar equivalent of the Company’s derivative portfolio of forward foreign exchange contracts was $552,967, consisting of contracts hedging exposures primarily related to the Australian dollar, Euro, Canadian dollar and Mexican peso. As of June 27, 2020, the U.S. dollar equivalent carrying value of long-term debt designated as a partial European net investment hedge was $562,556. The notional U.S. dollar equivalent of the Company’s cross-currency swap contracts, which are also designated as partial European net investment hedges, was $335,940 as of June 27, 2020.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts and cross-currency swap contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		June 27, 2020	December 28, 2019
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$3,231	$2,716
Cross-currency swap contracts	Other current assets	901	926
Cross-currency swap contracts	Other noncurrent assets	17,509	2,975
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	3,926	5,314
Total derivative assets		25,567	11,931

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(1,129)	(2,246)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(1,344)	(1,147)
Total derivative liabilities		(2,473)	(3,393)

Net derivative asset		$23,094	$8,538

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
The Company expects to reclassify into earnings during the next 12 months a net gain from AOCI of approximately $9,961. The Company is hedging exposure to the variability in future cash flows for forecasted transactions over the next 17 months.
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign exchange contracts	$(7,051)	$1,274	$13,029	$1,714

	Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
		Quarters Ended		Six Months Ended
		June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign exchange contracts(1)	Cost of sales	$3,157	$8,347	$8,174	$14,364

(1)	The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.

	Quarters Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Total cost of sales in which the effects of cash flow hedges are recorded	$1,105,767	$1,085,404	$1,948,497	$2,053,397

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
The amount of after-tax gains (losses) included in AOCI in the Condensed Consolidated Balance Sheets related to derivative instruments and nonderivative financial instruments designated as net investment hedges and the amount of gains included in the “Interest expense, net” line in the Condensed Consolidated Statements of Income related to amounts excluded from the assessment of hedge effectiveness for derivative instruments designated as net investment hedges are as follows:

	Amount of Gain (Loss) Recognized in AOCI
	Quarters Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Euro-denominated long-term debt	$(4,196)	$—	$(1,538)	$—
Cross-currency swap contracts	(1,004)	—	10,728	—
Total	$(5,200)	$—	$9,190	$—

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Location of Gain Recognized in Income	Amount of Gain Recognized in Income (Amount Excluded from Effectiveness Testing)
		Quarters Ended		Six Months Ended
		June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cross-currency swap contracts	Interest expense, net	$2,020	$—	$3,967	$—

		Quarters Ended		Six Months Ended
		June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Total interest expense, net in which the amounts excluded from effectiveness testing for net investment hedges are recorded		$41,659	$46,522	$78,508	$94,581

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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarters Ended		Six Months Ended
		June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign exchange contracts	Cost of sales	$(19,104)	$(9,361)	$(12,983)	$(18,758)
Foreign exchange contracts	Selling, general and administrative expenses	1,959	(262)	928	(921)
Total		$(17,145)	$(9,623)	$(12,055)	$(19,679)

(10)	Fair Value of Assets and Liabilities
As of June 27, 2020, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, cross-currency swap derivative contracts and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap derivative contracts are determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a quarterly recurring basis.
There were no changes during the quarter and six months ended June 27, 2020 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter and six months ended June 27, 2020, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of June 27, 2020
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$7,157	$—	$7,157	$—
Cross-currency swap contracts - assets	18,410	—	18,410	—
Forward foreign exchange contracts - liabilities	(2,473)	—	(2,473)	—
	23,094	—	23,094	—
Deferred compensation plan liability	(18,907)	—	(18,907)	—
Total	$4,187	$—	$4,187	$—

	Assets (Liabilities) at Fair Value as of December 28, 2019
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$8,030	$—	$8,030	$—
Cross-currency swap contracts - assets	3,901	—	3,901	—
Forward foreign exchange contracts - liabilities	(3,393)	—	(3,393)	—
	8,538	—	8,538	—
Deferred compensation plan liability	(31,221)	—	(31,221)	—
Total	$(22,683)	$—	$(22,683)	$—

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of June 27, 2020 and December 28, 2019. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $48,197 and $33,228 as of June 27, 2020 and December 28, 2019, respectively. The fair value of debt, which is classified as a Level 2 liability, was $4,175,552 and $3,560,623 as of June 27, 2020 and December 28, 2019, respectively. Debt had a carrying value of $4,134,413 and $3,394,761 as of June 27, 2020 and December 28, 2019, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amount of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of June 27, 2020 and December 28, 2019, primarily due to the short-term nature of these instruments.

(11)	Income Taxes
The Company’s effective income tax rate was 17.3% and 14.5% for the quarters ended June 27, 2020 and June 29, 2019, respectively. The Company’s effective income tax rate was 17.4% and 14.2% for the six months ended June 27, 2020 and June 29, 2019, respectively. The higher effective tax rate for the quarter and six months ended June 27, 2020 was primarily due to the change in jurisdictional mix of income attributable to the economic impacts of COVID-19.
During the six months ended June 27, 2020, the Internal Revenue Service closed the examination of the income tax years ended January 2, 2016 and December 31, 2016. The examination resulted in an immaterial adjustment which had been accrued as an uncertain tax benefit in a prior period. The Company remains subject to examinations in other jurisdictions and believes that it maintains appropriate uncertain tax benefit reserves, which are re-evaluated each quarter. Management believes it is reasonably possible that the amount of uncertain tax benefits may decrease by approximately $25,362 in the next 12 months based on approvals of certain filings by tax authorities with approximately $15,306 of the reduction impacting the effective tax rate.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

As a result of the COVID-19 pandemic, governments are offering various relief mechanisms to taxpayers to assist with the business disruption. The measures vary by jurisdiction, but often include the ability to delay certain income tax payments. The Company intends to use these provisions where eligible. As of June 27, 2020, the Company does not expect the COVID-19 relief measures to have a material impact on its financial results, including on its annual estimated effective tax rate or on liquidity.

(12)	Business Segment Information
The Company’s operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of the Company’s U.S.-based outlet stores and U.S. hosiery business.
The types of products and services from which each reportable segment derives its revenues are as follows:

•
Innerwear includes sales of basic branded apparel products that are replenishment in nature under the product categories of men’s underwear, women’s panties, children’s underwear and socks, and intimate apparel, which includes bras and shapewear. Beginning in 2020, Innerwear also includes sales of PPE including products such as cloth face coverings and gowns.

•
Activewear includes sales of basic branded products that are primarily seasonal in nature to both retailers and wholesalers, as well as licensed sports apparel and licensed logo apparel in collegiate bookstores, mass retailers and other channels.

•	International includes sales of products in all of the Company’s categories, including PPE in 2020, outside the United States, primarily in Europe, Australia, Asia, Latin America and Canada.
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

	Quarters Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales:
Innerwear	$1,094,814	$678,604	$1,517,216	$1,154,549
Activewear	168,379	448,277	456,379	853,617
International	456,875	568,863	1,012,776	1,215,043
Other	18,711	65,183	68,870	125,742
Total net sales	$1,738,779	$1,760,927	$3,055,241	$3,348,951

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Segment operating profit:
Innerwear	$304,524	$149,530	$386,075	$254,156
Activewear	(5,751)	68,779	2,357	112,372
International	79,124	81,078	131,142	180,851
Other	(12,270)	6,032	(18,395)	6,786
Total segment operating profit	365,627	305,419	501,179	554,165
Items not included in segment operating profit:
General corporate expenses	(52,079)	(54,990)	(115,712)	(123,339)
Restructuring and other action-related charges	(63,296)	(12,609)	(92,495)	(33,982)
Amortization of intangibles	(8,716)	(8,220)	(17,306)	(17,600)
Total operating profit	241,536	229,600	275,666	379,244
Other expenses	(5,050)	(8,249)	(11,540)	(15,700)
Interest expense, net	(41,659)	(46,522)	(78,508)	(94,581)
Income before income tax expense	$194,827	$174,829	$185,618	$268,963

For the quarter ended June 27, 2020, the Company incurred pre-tax restructuring and other action-related charges of $63,296, of which $26,534 is reported in the “Cost of sales” line and $36,762 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended June 29, 2019, the Company incurred pre-tax restructuring and other action-related charges of $12,609, of which $12,598 is reported in the “Cost of sales” line and $11 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
For the six months ended June 27, 2020, the Company incurred pre-tax acquisition, integration and other action-related charges of $92,495, of which $48,347 is reported in the “Cost of sales” line and $44,148 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the six months ended June 29, 2019, the Company incurred pre-tax acquisition-related, integration and other action-related charges of $33,982, of which $30,290 is reported in the “Cost of sales” line and $3,692 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
As of December 28, 2019, the Company had an accrual of $7,120 for expected benefit payments related to actions taken in prior years. During the six months ended June 27, 2020, the Company approved actions related to workforce reductions and incurred charges of $8,538 for employee termination and other benefits for employees affected by separation programs with $2,500 and $6,038 of charges reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines, respectively, in the Consolidated Statement of Income. During the six months ended June 27, 2020, benefit payments, other accrual adjustments and foreign currency adjustments of $5,687 have been made, resulting in an ending accrual of $9,971, of which $8,911 and $1,060 is included in the “Accrued liabilities” and “Other noncurrent liabilities” lines of the Condensed Consolidated Balance Sheet, respectively.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

(13)	Revisions of Previously Issued Condensed Consolidated Interim Financial Statements
As described in Note, "Basis of Presentation," the following tables set forth the impact of error corrections on the Company’s condensed consolidated interim financial statements as of and for the periods ended June 29, 2019 and September 28, 2019 by financial statement line item.

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended September 28, 2019
Condensed Consolidated Statement of Income Line Item	As Previously Reported	Adjustments	As Revised
Cost of sales	$1,154,629	$(4,695)	$1,149,934
Gross profit	712,338	4,695	717,033
Selling, general and administrative expenses	442,582	7,380	449,962
Operating profit	269,756	(2,685)	267,071
Income before income tax expense	218,599	(2,685)	215,914
Net income	187,776	(2,685)	185,091

Earnings per share:
Basic	$0.51	$(0.01)	$0.51
Diluted	$0.51	$(0.01)	$0.51

	Nine Months Ended September 28, 2019
Condensed Consolidated Statement of Income Line Item	As Previously Reported	Adjustments	As Revised
Cost of sales	$3,208,025	$(4,694)	$3,203,331
Gross profit	2,007,893	4,694	2,012,587
Selling, general and administrative expenses	1,356,082	10,190	1,366,272
Operating profit	651,811	(5,496)	646,315
Income before income tax expense	490,373	(5,496)	484,877
Net income	421,230	(5,496)	415,734

Earnings per share:
Basic	$1.16	$(0.02)	$1.14
Diluted	$1.15	$(0.02)	$1.14

	Quarter Ended September 28, 2019
Condensed Consolidated Statement of Comprehensive Income Line Item	As Previously Reported	Adjustments	As Revised
Net income	$187,776	$(2,685)	$185,091
Comprehensive income	148,443	(2,685)	145,758

	Nine Months Ended September 28, 2019
Condensed Consolidated Statement of Comprehensive Income Line Item	As Previously Reported	Adjustments	As Revised
Net income	$421,230	$(5,496)	$415,734
Translation adjustments	(33,738)	(7,075)	(40,813)
Total other comprehensive loss	(30,201)	(7,075)	(37,276)
Comprehensive income	391,029	(12,571)	378,458

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
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed interim consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 28, 2019, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 28, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020. In particular, statements with respect to trends associated with our business, our future financial performance and the potential effects of the global COVID-19 pandemic included in this Quarterly Report on Form 10-Q specifically appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements. The unaudited condensed consolidated interim financial statements for the quarter and six months ended June 29, 2019 have been revised to correct prior period errors as discussed in Note, “Basis of Presentation” and Note, “Revisions of Previously Issued Condensed Consolidated Interim Financial Statements” to our unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. Accordingly, this MD&A reflects the impact of those revisions.
Overview
Hanesbrands Inc. (collectively with its subsidiaries, “we,” “us,” “our,” or the “Company”) is a socially responsible leading marketer of everyday basic innerwear and activewear apparel in the Americas, Europe, Australia and Asia/Pacific under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, DIM, Maidenform, Bali, Playtex, Lovable, Bras N Things, Nur Die/Nur Der, Alternative, L’eggs, JMS/Just My Size, Wonderbra, Berlei and Gear for Sports. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, shapewear, underwear, socks, hosiery and activewear, produced in our low-cost global supply chain. Our brands hold either the number one or number two market position by units sold in many of the product categories and geographies in which we compete.
Our operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of our U.S.-based outlet stores and U.S. hosiery business.
Impact of COVID-19 on Our Business
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The pandemic and these containment and mitigation measures have led to adverse impacts on the U.S. and global economies. The COVID-19 pandemic has impacted our business operations and results of operations for the second quarter and six months of 2020 as described in more detail under “Condensed Consolidated Results of Operations - Second Quarter Ended June 27, 2020 Compared with Second Quarter Ended June 29, 2019” and “Condensed Consolidated Results of Operations - Six Months Ended June 27, 2020 Compared with Six Months Ended June 29, 2019” below, due to decreased customer traffic and temporary retail store closures worldwide. The evolving COVID-19 pandemic could continue to have an adverse impact on our results of operations and liquidity; the operations of our suppliers, vendors and customers; and on our employees as a result of quarantines, facility closures, and travel and other restrictions. While the ultimate global and economic impact of the COVID-19 pandemic remains highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, will be materially impacted for at least the balance of 2020, as a result of:

•	decreased customer traffic in our retail stores and retail stores in which our products are sold;

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
The extent to which the COVID-19 pandemic impacts our business operations, financial results, and liquidity will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; our response to and ability to respond to and adjust our business strategies to mitigate the impact of the pandemic; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 pandemic subsides.
We expect the negative impact of the COVID-19 pandemic to lead to continued net sales decreases due to decreased traffic at our retail stores and reduced net sales and earnings for our wholesale customers, some of which have experienced or may experience financial distress or declare bankruptcy. Reduced retail sales or additional customer store closures and customer bankruptcies could reduce or eliminate our anticipated income and cash flows, which would negatively affect our results of operations and liquidity. Even if customers do not declare bankruptcy, some have extended payment terms and more may seek to extend payment terms or be unable or unwilling to pay us amounts that we are entitled to on a timely basis or at all, which would adversely affect our earnings and liquidity. In the quarter ended June 27, 2020, we recorded $11 million of bad debt charges primarily related to the effects of the COVID-19 pandemic.
In the quarter ended June 27, 2020, we recorded $20 million of charges to reserve for increased excess and obsolete inventory related primarily to canceled orders of seasonal inventory and $20 million of charges for the impairment of intangible assets primarily as a result of the COVID-19 pandemic. We could be required to record increased excess and obsolete inventory reserves due to continued decreased net sales or additional noncash impairment charges related to our intangible assets or goodwill due to reductions in cash flows that are more than short-term in nature. Additionally, the operations of our retail stores and our manufacturing facilities may not generate sales sufficient to offset fixed operating expenses, which could adversely affect our income and could adversely affect the value of our owned and leased properties, potentially requiring us to recognize significant noncash impairment charges.
We have been taking steps to mitigate the potential risks to us posed by the spread and related circumstances and impacts of COVID-19. We are focused on addressing these recent challenges by preserving our liquidity and managing our cash flow with preemptive actions designed to enhance our ability to meet our short-term liquidity needs. Such actions include, but are not limited to, focusing on channels that continue to generate sales, including mass retail and online; selling personal protective equipment (“PPE”) such as cloth face coverings and gowns; operating our manufacturing and distribution facilities on a demand-adjusted basis; reducing our discretionary spending such as certain media and marketing expenses; focused working capital management; reducing capital expenditures; suspending our share repurchase program until further notice; reducing payroll costs, through temporary employee furloughs and pay cuts; working globally to maximize our participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic; engaging with landlords to negotiate rent deferrals or other rent concessions; issuing new debt and amending certain existing debt facilities. These efforts may not be enough to offset anticipated declines in net sales and earnings and we may not be able to access sufficient additional working capital to meet our liquidity needs.
Outlook for 2020
We issued first-quarter and full-year 2020 guidance on February 7, 2020, which excluded any impact from the spread of the COVID-19 pandemic. Due to the uncertainty and rapidly changing environment relating to the pandemic, on March 25, 2020, we withdrew the guidance for the first quarter and full year. We will not provide a quarterly and full-year updated outlook until visibility of the pandemic’s effect on global economies improves. However, we have provided that we expect more than $150 million of PPE sales, to generate positive cash flow from operating activities and a tax rate of approximately 17.5% in the second half of 2020.

Seasonality and Other Factors
Absent the effects of the COVID-19 pandemic, our operating results are typically subject to some variability due to seasonality and other factors. For instance, we have historically generated higher sales during the back-to-school and holiday shopping seasons and during periods of cooler weather, which benefits certain product categories such as fleece. Sales levels in any period are also impacted by customer decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions. We expect the duration and scope of the COVID-19 pandemic to alter these patterns at least through the remainder of 2020.
Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse, basis, our sales are impacted by discretionary consumer spending trends. Discretionary spending is affected by many factors that are outside our control, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, energy prices, unemployment trends and other matters that influence consumer confidence and spending. Consumers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. In addition, the COVID-19 pandemic may continue to result in decreased consumer confidence and lower consumer spending. As a result, consumers may choose to purchase fewer of our products, to purchase lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time.
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
Overview of the Second Quarter Ended June 27, 2020
The COVID-19 pandemic adversely impacted our business operations and results of operations for the second quarter of 2020. As the COVID-19 virus continued to spread around the world in the second quarter of 2020, net sales and profits across our apparel businesses decreased dramatically. During the second quarter of 2020, we sold PPE globally to governments, large organizations, business-to-business customers and consumers including more than 450 million cloth face coverings and more than 20 million medical gowns for use during the COVID-19 pandemic to the U.S. government.
Key financial results are as follows:

•	Total net sales in the second quarter of 2020 were $1.7 billion, compared with $1.8 billion in the same period of 2019, representing a 1% decrease.

•
Operating profit increased 5% to $242 million in the second quarter of 2020, compared with $230 million in the same period of 2019. As a percentage of sales, operating profit was 13.9% in the second quarter of 2020 compared to 13.0% in the same period of 2019. Included within operating profit were restructuring and other action-related charges of $63 million and $13 million for the quarters ended June 27, 2020 and June 29, 2019, respectively.

•	Sales of PPE used to help mitigate the spread of the COVID-19 virus were $752 million in the second quarter of 2020.

•
In April 2020, given the rapidly changing environment and level of uncertainty being created by the COVID-19 pandemic and the associated impact on future earnings, we amended our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis.

•
In May 2020, we issued $700 million aggregate principal amount of 5.375% Senior Notes which mature in May 2025. The net proceeds from the issuance of $691 million were used to repay all outstanding borrowings under our Revolving Loan Facility, pay related fees and expenses, and for general corporate purposes.

Condensed Consolidated Results of Operations — Second Quarter Ended June 27, 2020 Compared with Second Quarter Ended June 29, 2019

	Quarters Ended
	June 27, 2020	June 29, 2019	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,738,779	$1,760,927	$(22,148)	(1.3)%
Cost of sales	1,105,767	1,085,404	20,363	1.9
Gross profit	633,012	675,523	(42,511)	(6.3)
Selling, general and administrative expenses	391,476	445,923	(54,447)	(12.2)
Operating profit	241,536	229,600	11,936	5.2
Other expenses	5,050	8,249	(3,199)	(38.8)
Interest expense, net	41,659	46,522	(4,863)	(10.5)
Income before income tax expense	194,827	174,829	19,998	11.4
Income tax expense	33,646	25,274	8,372	33.1
Net income	$161,181	$149,555	$11,626	7.8%
Net Sales
Shipments slowed through most of the second quarter as we and many of our retail customers temporarily closed stores and customer orders were canceled in response to the global expansion of COVID-19, and net sales and profit trends across our apparel businesses decreased dramatically. Our e-commerce sites have remained open in all regions. Most of our retail stores were reopened by the end of the second quarter but have and are expected to continue to experience significant reductions in traffic and therefore, revenue. During the second quarter of 2020, we sold PPE globally to governments, large organizations, business-to-business customers and consumers including more than 450 million cloth face coverings and more than 20 million medical gowns for use during the COVID-19 pandemic to the U.S. government.
Net sales decreased 1% during the second quarter of 2020 primarily due to the following:

•	The disruption of our U.S. and International apparel businesses related to the negative effects of the COVID-19 pandemic;

•	The exit of our C9 Champion program at Target and the DKNY Intimates license in 2019 which, together, represented approximately $119 million of net sales in the second quarter of 2019; and

•	The unfavorable impact from foreign exchange rates in our International business of approximately $14 million.
Partially offset by:

•	Net sales of PPE of $752 million in the second quarter of 2020.
Operating Profit
Operating profit as a percentage of net sales was 13.9%, representing an increase from 13.0% in the prior year. Increased operating profit was the result of lower selling, general and administrative expenses driven by temporary cost savings initiatives implemented in response to the COVID-19 pandemic. Included in operating profit in the second quarter of 2020 and 2019 were restructuring and other action-related charges of $63 million and $13 million, respectively, including asset write-down charges recorded as a result of the on-going effects of the COVID-19 pandemic in 2020.
Other Highlights
Other Expenses – Other expenses decreased $3 million in the second quarter of 2020 compared to the second quarter of 2019 due to lower pension expense and lower funding fees for sales of accounts receivable to financial institutions in 2020.
Interest Expense – Interest expense was lower by $5 million in the second quarter of 2020 compared to the second quarter of 2019 driven by the impact of the cross-currency swap contracts entered into in July 2019 and a lower weighted average interest rate on our borrowings, partially offset by higher outstanding debt balances during the quarter. Our weighted average interest rate on our outstanding debt was 3.32% for the second quarter of 2020, compared to 4.13% for the second quarter of 2019.
Income Tax Expense – Our effective income tax rate was 17.3% and 14.5% for the second quarters of 2020 and 2019, respectively. The higher effective tax rate for the quarter ended June 27, 2020 was primarily due to the change in jurisdictional mix of income attributable to the economic impacts of COVID-19.

Operating Results by Business Segment — Second Quarter Ended June 27, 2020 Compared with Second Quarter Ended June 29, 2019

	Net Sales
	Quarters Ended
	June 27, 2020	June 29, 2019	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$1,094,814	$678,604	$416,210	61.3%
Activewear	168,379	448,277	(279,898)	(62.4)
International	456,875	568,863	(111,988)	(19.7)
Other	18,711	65,183	(46,472)	(71.3)
Total	$1,738,779	$1,760,927	$(22,148)	(1.3)%

	Operating Profit and Margin
	Quarters Ended
	June 27, 2020		June 29, 2019		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$304,524	27.8%	$149,530	22.0%	$154,994	103.7%
Activewear	(5,751)	(3.4)	68,779	15.3	(74,530)	(108.4)
International	79,124	17.3	81,078	14.3	(1,954)	(2.4)
Other	(12,270)	(65.6)	6,032	9.3	(18,302)	(303.4)
Corporate	(124,091)	NM	(75,819)	NM	(48,272)	(63.7)
Total	$241,536	13.9%	$229,600	13.0%	$11,936	5.2%
Innerwear
Innerwear net sales increased 61% compared to the second quarter of 2019 driven by $614 million of net sales of PPE. This increase was partially offset by a 55% and 21% decline in net sales in our intimate apparel and basics businesses, respectively, primarily as a result of the negative impact of the COVID-19 pandemic. In addition, the exit of the C9 Champion program at Target and the DKNY Intimates license in 2019 represented an approximately $21 million decrease in net sales in the second quarter of 2020 compared to the second quarter of 2019.
Innerwear operating margin was 27.8%, an increase from 22.0% in the same period a year ago. Operating margin enhancement resulted primarily from fixed cost leverage from higher sales and temporary cost reduction initiatives.
Activewear
Activewear net sales decreased 62% compared to the second quarter last year primarily as a result of the negative impact of the COVID-19 pandemic. In addition, the exit of the C9 Champion program at Target in 2019 represented approximately $98 million of the net sales decrease in the second quarter of 2020 compared to the second quarter of 2019.
Activewear operating margin decreased as a result of lower sales, including the exit of the C9 Champion program at Target, minimum royalty payments in our sports license business and higher selling, general and administrative expenses as a percentage of net sales. Lower variable costs as a result of decreased net sales and temporary cost savings initiatives implemented in response to the COVID-19 pandemic reduced selling, general and administrative costs, but not at the same rate as the decline in sales.
International
Net sales in the International segment decreased 20% as a result of the negative impact of the COVID-19 pandemic and the unfavorable impact of foreign currency exchange rates of approximately $14 million. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased 17%. The impact of foreign exchange rates is calculated by applying prior period exchange rates to the current year financial results. Sales of PPE increased International segment net sales by $139 million in the second quarter of 2020.
International operating margin was 17.3%, an increase from 14.3% in the same period a year ago, resulting from various temporary cost savings initiatives.

Other
Other net sales decreased as a result of decreased traffic at our retail outlets due to temporary store closures during the second quarter of 2020 as a result of the COVID-19 pandemic and continued declines in hosiery sales in the United States. Operating margin decreased due to the decrease in sales volume at our retail outlets.
Corporate
Corporate expenses included certain administrative costs including restructuring and other action-related charges. Corporate expenses were higher in the second quarter of 2020 compared to the second quarter of 2019 due to higher restructuring and other action-related charges. Included in restructuring and other action-related charges in the second quarter of 2020 were $52 million of asset write-down charges recorded as a result of the on-going effects of the COVID-19 pandemic. Supply chain actions include actions to reduce overhead costs. Program exit charges are costs associated with exiting the C9 Champion business with Target and the DKNY Intimates license. Other restructuring costs include action-related costs such as workforce reductions, as well as acquisition and integration charges for smaller acquisitions in 2019.

	Quarters Ended
	June 27, 2020	June 29, 2019
	(dollars in thousands)
Restructuring and other action-related charges included in operating profit:
Supply chain actions - 2019	$1,896	$12,598
Supply chain actions - 2020	3,241	—
Program exit costs	1,285	—
Other restructuring costs	4,695	11
COVID-19 related charges:
Bad debt	11,375	—
Inventory	20,485	—
Intangible assets	20,319	—
Total restructuring and other action-related charges included in operating profit	$63,296	$12,609
Condensed Consolidated Results of Operations — Six Months Ended June 27, 2020 Compared with Six Months Ended June 29, 2019

	Six Months Ended
	June 27, 2020	June 29, 2019	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$3,055,241	$3,348,951	$(293,710)	(8.8)%
Cost of sales	1,948,497	2,053,397	(104,900)	(5.1)
Gross profit	1,106,744	1,295,554	(188,810)	(14.6)
Selling, general and administrative expenses	831,078	916,310	(85,232)	(9.3)
Operating profit	275,666	379,244	(103,578)	(27.3)
Other expenses	11,540	15,700	(4,160)	(26.5)
Interest expense, net	78,508	94,581	(16,073)	(17.0)
Income before income tax expense	185,618	268,963	(83,345)	(31.0)
Income tax expense	32,311	38,320	(6,009)	(15.7)
Net income	$153,307	$230,643	$(77,336)	(33.5)%
Net Sales
Net sales decreased 9% during the six months of 2020 primarily due to the following:

•
The disruption of our U.S. and International apparel businesses related to the negative effects of the COVID-19 pandemic, including temporary closures of retail stores owned and operated by us, as well as canceled orders from our wholesale brick- and-mortar customers;

•	The exit of our C9 Champion program at Target and the DKNY Intimates license in 2019 which, together, represented approximately $213 million of net sales in the six months of 2019; and

•	The unfavorable impact from foreign exchange rates in our International business of approximately $34 million.
Partially offset by:

•	Net sales of PPE of $752 million in the six months of 2020.
Operating Profit
Operating profit as a percentage of net sales was 9.0%, representing a decrease from 11.3% in the prior year. Decreased operating profit was the result of lower sales volume in our apparel businesses including the exit of our C9 Champion program at Target in 2019, higher manufacturing variances as a result of decreases in manufacturing facility production levels in our global supply chain due to the business disruption caused by the COVID-19 pandemic and higher bad debt expense. These decreases were partially offset by temporary cost savings initiatives implemented in response to the COVID-19 pandemic. Included in operating profit in the six months of 2020 and 2019 were restructuring and other action-related charges of $92 million and $34 million, respectively, including asset write-down charges recorded as a result of the on-going effects of the COVID-19 pandemic in 2020.
Other Highlights
Other Expenses – Other expenses decreased $4 million in the six months of 2020 compared to the same period in 2019 due to lower pension expense and lower funding fees for sales of accounts receivable to financial institutions in 2020.
Interest Expense – Interest expense was lower by $16 million in the six months of 2020 compared to the same period in 2019, primarily driven by the impact of the cross-currency swap contracts entered into in July 2019 and a lower weighted average interest rate on our borrowings. Our weighted average interest rate on our outstanding debt was 3.55% for the six months of 2020, compared to 4.15% for the six months of 2019.
Income Tax Expense – Our effective income tax rate was 17.4% and 14.2% for the six months of 2020 and 2019, respectively. The higher effective tax rate for the six months ended June 27, 2020 was primarily due to the change in jurisdictional mix of income attributable to the economic impacts of COVID-19. During the six months ended June 27, 2020, the Internal Revenue Service closed the examination of the income tax years ended January 2, 2016 and December 31, 2016. The examination resulted in an immaterial adjustment which had been accrued as an uncertain tax benefit in a prior period.
Operating Results by Business Segment — Six Months Ended June 27, 2020 Compared with Six Months Ended June 29, 2019

	Net Sales
	Six Months Ended
	June 27, 2020	June 29, 2019	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$1,517,216	$1,154,549	$362,667	31.4%
Activewear	456,379	853,617	(397,238)	(46.5)
International	1,012,776	1,215,043	(202,267)	(16.6)
Other	68,870	125,742	(56,872)	(45.2)
Total	$3,055,241	$3,348,951	$(293,710)	(8.8)%

	Operating Profit and Margin
	Six Months Ended
	June 27, 2020		June 29, 2019		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$386,075	25.4%	$254,156	22.0%	$131,919	51.9%
Activewear	2,357	0.5	112,372	13.2	(110,015)	(97.9)
International	131,142	12.9	180,851	14.9	(49,709)	(27.5)
Other	(18,395)	(26.7)	6,786	5.4	(25,181)	(371.1)
Corporate	(225,513)	NM	(174,921)	NM	(50,592)	(28.9)
Total	$275,666	9.0%	$379,244	11.3%	$(103,578)	(27.3)%

Innerwear
Innerwear net sales increased 31% compared to the six months of 2019 driven by $614 million of net sales of PPE. This increase was partially offset by a 37% and 16% decline in net sales in our intimate apparel and basics businesses, respectively, primarily as a result of the negative impact of the COVID-19 pandemic. The continued rapid expansion of COVID-19 in the six months of 2020 resulted in a sharp decline in apparel net sales and obscured the turnaround underway in our Innerwear segment as our basics business innovations and intimate apparel business revitalization plans began to regain pre-COVID-19 momentum across channels late in the six months. In addition, net sales in our Innerwear segment decreased as a result of the exit of the C9 Champion program at Target and the DKNY Intimates license in 2019.
Innerwear operating margin was 25.4%, an increase from 22.0% in the same period a year ago. Operating margin enhancement resulted primarily from fixed cost leverage from higher sales and temporary cost reduction initiatives.
Activewear
Activewear net sales decreased 47% compared to the six months last year primarily as a result of the negative impact of the COVID-19 pandemic. In addition, the exit of the C9 Champion program at Target in 2019 represented approximately $182 million of the net sales decrease in the six months of 2020 compared to the six months of 2019.
Activewear operating margin was 0.5%, representing a decrease from 13.2% in the same period a year ago. The decrease was a result of lower sales, including the exit of the C9 Champion program at Target, minimum royalty payments in our sports license business, higher manufacturing variances as a result of decreases in manufacturing facility production levels in our global supply chain due to the business disruption caused by the COVID-19 pandemic and higher selling, general and administrative expenses as a percentage of net sales. Lower variable costs as a result of decreased net sales and temporary cost savings initiatives implemented in response to the COVID-19 pandemic reduced selling, general and administrative costs, but not at the same rate as the decline in sales.
International
Net sales in the International segment decreased 17% as a result of the negative impact of the COVID-19 pandemic and the unfavorable impact of foreign currency exchange rates of approximately $34 million. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased 14%. The impact of foreign exchange rates is calculated by applying prior period exchange rates to the current year financial results. Sales of PPE increased International segment net sales by $139 million in the six months of 2020.
International operating margin was 12.9%, a decrease from 14.9% in the same period a year ago, primarily due to decreased sales partially offset by various temporary cost reduction initiatives.
Other
Other net sales decreased as a result decreased traffic at our retail outlets due to temporary store closures during the six months of 2020 as a result of the COVID-19 pandemic and continued declines in hosiery sales in the United States. Operating margin decreased due to the decrease in sales volume at our retail outlets.

Corporate
Corporate expenses included certain administrative costs including restructuring and other action-related charges. Corporate expenses were higher in the six months of 2020 compared to the same period of 2019 due to higher restructuring and other action-related charges and higher bad debt expense as a result of charges for bankruptcies partially offset by lower compensation costs and other cost savings initiatives implemented in response to the COVID-19 pandemic. Included in restructuring and other action-related charges in the six months ended June 27, 2020 were $52 million of asset write-down charges recorded as a result of the on-going effects of the COVID-19 pandemic. Supply chain actions include actions to reduce overhead costs. Program exit charges are costs associated with exiting the C9 Champion business with Target and the DKNY Intimates license. Other restructuring costs include action-related costs such as workforce reductions, as well as acquisition and integration charges for smaller acquisitions in 2019.

	Six Months Ended
	June 27, 2020	June 29, 2019
	(dollars in thousands)
Restructuring and other action-related charges included in operating profit:
Supply chain actions - 2019	$5,698	$30,290
Supply chain actions - 2020	13,504	—
Program exit costs	9,500	—
Other restructuring costs	11,614	3,692
COVID-19 related charges:
Bad debt	11,375	—
Inventory	20,485	—
Intangible assets	20,319	—
Total restructuring and other action-related charges included in operating profit	$92,495	$33,982
Liquidity and Capital Resources
Cash Requirements and Trends and Uncertainties Affecting Liquidity
We rely on our cash flows generated from operations and the borrowing capacity under our credit facilities to meet the cash requirements of our business. The primary cash requirements of our business are payments to our employees and vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments, business acquisitions, contributions to our pension plans, repurchases of our stock, regular quarterly dividend payments and income tax payments. The rapid expansion of the COVID-19 pandemic has resulted in a decline in net sales and earnings in the six months of 2020, which has a corresponding impact on our liquidity. We are focused on preserving our liquidity and managing our cash flow during these unprecedented conditions with preemptive actions to enhance our ability to meet our short-term liquidity needs. Such actions include, but are not limited to, selling PPE; operating manufacturing and distribution facilities on a demand-adjusted basis; reducing discretionary spending such as certain media and marketing expenses; focused working capital management; reducing capital expenditures; suspending our share repurchase program until further notice; reducing payroll costs, through temporary employee furloughs and pay cuts; working globally to maximize our participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic; engaging with landlords to negotiate rent deferrals or other rent concessions; issuing new debt and amending certain existing debt facilities.
In May 2020, we issued $700 million aggregate principal amount of 5.375% Senior Notes which will mature on May 15, 2025. The net proceeds from the issuance of $691 million were used to repay all outstanding borrowings under our Revolving Loan Facility, pay related fees and expenses, and for general corporate purposes.

In April 2020, given the rapidly changing environment and level of uncertainty being created by the COVID-19 pandemic and the associated impact on future earnings, we amended our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. The amendment effects changes to certain provisions and covenants under the Senior Secured Credit Facility during the period beginning with the fiscal quarter ending June 27, 2020 and continuing through the fiscal quarter ending July 3, 2021 (such period of time, the “Covenant Relief Period”), including: (a) suspension of compliance with the maximum leverage ratio; (b) reduction of the minimum interest coverage ratio from 3.00 to 1.00 to (i) 2.00 to 1.00 for the fiscal quarters ending June 27, 2020 through April 3, 2021 and (ii) 2.25 to 1.00 for the fiscal quarter ending July 3, 2021; (c) a minimum last twelve months EBITDA covenant of $625 million as of June 27, 2020, $505 million as of September 26, 2020, $445 million as of January 2, 2021, $435 million as of April 3, 2021 and $505 million as of July 3, 2021; (d) a minimum liquidity covenant of $300 million, increasing to $400 million upon certain conditions; (e) increased limitations on investments, acquisitions, restricted payments and the incurrence of indebtedness; and (f) anti-cash hoarding provisions. During the Covenant Relief Period, the applicable margin and applicable commitment fee margin will be calculated assuming the leverage ratio is greater than or equal to 4.50 to 1.00. The amendment also permanently amends the definition of “leverage ratio” for purposes of the financial covenant calculation to remove the maximum amount of cash allowed to be netted from the definition of “indebtedness” and to allow for the netting of cash from certain foreign subsidiaries. After obtaining the debt amendment, we expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions caused by the COVID-19 pandemic worsen and our earnings and operating cash flows do not start to recover as currently estimated by us, this could impact our ability to maintain compliance with our amended financial covenants and require us to seek additional amendments to our Senior Secured Credit Facility. If we are not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
We cannot assure you that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. We believe we have sufficient cash and available borrowings for our foreseeable liquidity needs.
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our Accounts Receivable Securitization Facility and our international loan facilities, including our Australian Revolving Loan Facility and our European Revolving Loan Facility.
We had the following borrowing capacity and available liquidity under our credit facilities as of June 27, 2020:

	As of June 27, 2020
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility	$1,000,000	$957,718
Australian Revolving Loan Facility	41,214	6,869
European Revolving Loan Facility	112,512	—
Accounts Receivable Securitization Facility(1)	81,868	81,868
Other international credit facilities	128,166	112,458
Total liquidity from credit facilities	$1,363,760	$1,158,913
Cash and cash equivalents		683,114
Total liquidity		$1,842,027

(1)
Borrowing availability under the Accounts Receivable Securitization Facility is subject to a quarterly fluctuating facility limit, not to exceed $225 million, and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans.

The following have impacted or may impact our liquidity:

•	The negative impact of the COVID-19 pandemic on our business as discussed above under “Impact of COVID-19 on Our Business.”

•
For the six months ended June 27, 2020 and prior to the expansion of COVID-19, we entered into transactions to repurchase approximately 14.5 million shares of our common stock at a total cost of $200 million. At June 27, 2020, the remaining repurchase authorization under our current share repurchase program totaled approximately 25.5 million shares. While we may repurchase additional shares of our common stock in the future, the program has been suspended in connection with the amendment to our Senior Secured Credit Facility described above.

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

•
We have invested in efforts to accelerate worldwide omnichannel and global growth initiatives, as well as marketing and brand building. We anticipate capital expenditures to decrease for the remainder of 2020 compared to the prior year as we tightly manage spending to help mitigate the potential negative impact of the COVID-19 pandemic on our business and liquidity.

•	We expect to continue to invest in efforts to improve operating efficiencies and lower costs.

•	Although currently prohibited under our Senior Secured Credit Facility, in the future, we may pursue strategic business acquisitions.

•	We made a contribution of $25 million to our U.S. pension plan in the six months ended June 27, 2020. We may also elect to make additional voluntary contributions.

•
We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. Consistent with our investment strategy as it pertains to our historical foreign earnings as of December 28, 2019, we intend to remit historical foreign earnings totaling approximately $1.0 billion.

•
We are obligated to make installment payments over an eight-year period related to our transition tax liability resulting from the implementation of the Tax Act, which began in 2018, in addition to any estimated income taxes due based on current year taxable income. In the six months ended June 27, 2020, we made no installment payments on our transition tax liability as the CARES Act extended the payment due date to July 15, 2020. On July 15, 2020, we made an installment payment of $10 million on our transition tax liability. We currently have a remaining balance due of approximately $91 million to be paid in installment payments through 2025.

•
In May 2020, we issued $700 million aggregate principal amount of 5.375% Senior Notes. The net proceeds from the issuance were used to repay all outstanding borrowings under our Revolving Loan Facility, pay related fees and expenses, and for general corporate purposes.

•
We have made more than 450 million face masks and more than 20 million medical gowns for the U.S. government. We are also producing masks to supply to consumers and large employers seeking to reopen business operations after being closed as a result of the COVID-19 pandemic. We expect to sell more than $150 million of PPE in the last half of 2020.

•	We expect the employee furloughs and pay cuts, as well as reductions in discretionary spending such as media and marketing expenses, to save approximately $200 million in 2020.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the six months ended June 27, 2020 and June 29, 2019 was derived from our condensed consolidated financial statements.

	Six Months Ended
	June 27, 2020	June 29, 2019
	(dollars in thousands)
Operating activities	$(17,793)	$(57,363)
Investing activities	(40,623)	(57,767)
Financing activities	415,318	(64,221)
Effect of changes in foreign currency exchange rates on cash	(2,669)	4,282
Change in cash, cash equivalents and restricted cash	354,233	(175,069)
Cash, cash equivalents and restricted cash at beginning of year	329,923	455,732
Cash, cash equivalents and restricted cash at end of period	684,156	280,663
Less restricted cash at end of period	1,042	22,722
Cash and cash equivalents per balance sheet at end of period	$683,114	$257,941

Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net income and changes in our working capital, and is subject to certain risks related to the COVID-19 pandemic. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to the prior year, the lower net cash used by operating activities was primarily due to improved working capital management. Cash used by operating activities includes a $25 million and a $26 million pension contribution made in the first quarter of 2020 and 2019, respectively.
Investing Activities
Investing activities in the six months of 2020 and 2019 primarily include capital investments into our business to support our global growth initiatives. We anticipate capital expenditures to decrease for the remainder of the year compared to the prior year as we tightly manage spending to help mitigate the potential negative impact of the COVID-19 pandemic on our business and liquidity.
Financing Activities
Net cash from financing activities increased primarily as a result of higher borrowings as compared to the same period of 2019 resulting from the issuance of $700 million aggregate principal amount of 5.375% Senior Notes in May 2020. We increased our borrowings in the six months of 2020 primarily to strengthen our cash position and to provide us with additional financial flexibility to manage our business with a safety-first emphasis during the unknown duration and impact of the COVID-19 pandemic.
Financing Arrangements
In March 2020, we amended the Accounts Receivable Securitization Facility. This amendment primarily decreased the fluctuating facility limit to $225 million (previously $300 million) and extended the maturity date to March 2021. As a result of the COVID-19 pandemic, in May 2020, we amended the Accounts Receivable Securitization Facility which changed certain ratios, inserted a floor and raised pricing, as well as removed certain receivables from being pledged as collateral for the facility, increased limits on other receivables pledged as collateral and required us to maintain the same minimum liquidity covenant contained in the Senior Secured Credit Facility.
In May 2020, we issued $700 million aggregate principal amount of 5.375% Senior Notes. The net proceeds of $691 million from the issuance were used to repay all outstanding borrowings under our Revolving Loan Facility, pay related fees and expenses, and for general corporate purposes.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of June 27, 2020, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. We continue to monitor our covenant compliance carefully. Under the terms of our Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio covenant is the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense and the leverage ratio covenant is the ratio of our net debt to EBITDA for the preceding four fiscal quarters. EBITDA is defined as earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility. In April 2020, given the rapidly changing environment and level of uncertainty being created by the COVID-19 pandemic and the associated impact on future earnings, we amended our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. After obtaining the debt amendment discussed above, we expect to maintain compliance with our covenants during the Covenant Relief Period, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 or other SEC filings could cause noncompliance.
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 27, 2020 due to a material weakness in internal control over financial reporting described in management’s annual report on internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 28, 2019.
Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer, have determined, based on the procedures we have performed, that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at June 27, 2020 and for the periods presented in accordance with U.S. GAAP.
Remediation Plan for Material Weakness
Management continues to enhance its internal control over financial reporting and to take steps to remediate the material weakness identified during the year ended December 28, 2019 related to income taxes. During the quarter ended June 27, 2020, we made progress in our remediation of the control deficiency noted above. In order to remediate the material weakness in our internal controls related to accounting for income taxes, management enhanced processes and internal controls related to deferred income taxes, effective income tax rate reconciliation and related disclosures. These enhanced controls include documentation evidencing the effective design and operation of annual and quarterly internal controls related to various aspects of deferred taxes and tax rate reconciliation. Based on the testing performed through June 27, 2020, we believe that our redesigned and enhanced processes will operate effectively.
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

Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that, aside from the enhancements and process improvements made in connection with our remediation plan described above, no other changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 1.	Legal Proceedings
Although we are subject to various claims and legal actions that occur from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors
The risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.

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

4.1
Indenture, dated May 4, 2020, among Hanesbrands Inc., the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2020).

4.2	Form of 5.375% Senior Notes due 2025 (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2020).
10.1
Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020).*

10.2
First Amendment and Waiver dated April 27, 2020 to Fourth Amended and Restated Credit Agreement among Hanesbrands Inc., MFB International Holdings S.à r.l., HBI Australia Acquisition Co. Pty Ltd, the lenders party thereto from time to time and JPMorgan Chase Bank N.A., as the administrative agent and the collateral agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2020).

10.3	Transition and Retirement Agreement dated as of May 4, 2020 by and between Hanesbrands Inc. and Gerald W. Evans, Jr.*

10.4	Letter Agreement dated as of June 1, 2020 by and between Hanesbrands Inc. and Stephen B. Bratspies.*

31.1	Certification of Gerald W. Evans, Jr., Chief Executive Officer.

31.2	Certification of M. Scott Lewis, Interim Chief Financial Officer.

32.1	Section 1350 Certification of Gerald W. Evans, Jr., Chief Executive Officer.

32.2	Section 1350 Certification of M. Scott Lewis, Interim Chief Financial Officer.

101.INS XBRL	Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document
*    Management contract or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ M. Scott Lewis
M. Scott Lewis Interim Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: July 30, 2020