Form 10-Q
period 2020-09-26
Hanesbrands Inc.
filed 2020-11-05
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
As of October 30, 2020, there were 348,324,092 shares of the registrant’s common stock outstanding.

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
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 and our Annual Report on Form 10-K for the year ended December 28, 2019, under the caption “Risk Factors,” and available on the “Investors” section of our corporate website, www.Hanes.com/investors. The contents of our corporate website are not incorporated by reference in this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$1,808,266	$1,866,967	$4,863,507	$5,215,918
Cost of sales	1,191,553	1,149,934	3,140,050	3,203,331
Gross profit	616,713	717,033	1,723,457	2,012,587
Selling, general and administrative expenses	442,142	449,962	1,273,220	1,366,272
Operating profit	174,571	267,071	450,237	646,315
Other expenses	5,309	8,066	16,849	23,766
Interest expense, net	43,868	43,091	122,376	137,672
Income before income tax expense	125,394	215,914	311,012	484,877
Income tax expense	22,116	30,823	54,427	69,143
Net income	$103,278	$185,091	$256,585	$415,734

Earnings per share:
Basic	$0.29	$0.51	$0.73	$1.14
Diluted	$0.29	$0.51	$0.72	$1.14

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$103,278	$185,091	$256,585	$415,734
Other comprehensive income (loss):
Translation adjustments	23,678	(44,997)	1,557	(40,813)
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $3,035, $(920), $(214) and $2,653, respectively	(11,250)	2,059	(9,644)	(7,018)
Unrecognized income from pension and postretirement plans, net of tax of $(1,396), $(1,358), $(4,462) and $(3,974), respectively	3,798	3,605	10,952	10,555
Total other comprehensive income (loss)	16,226	(39,333)	2,865	(37,276)
Comprehensive income	$119,504	$145,758	$259,450	$378,458

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 26, 2020	December 28, 2019	September 28, 2019
Assets
Cash and cash equivalents	$731,481	$328,876	$317,024
Trade accounts receivable, net	984,571	815,210	1,033,938
Inventories	2,170,552	1,905,845	2,095,035
Other current assets	210,617	174,634	174,172
Total current assets	4,097,221	3,224,565	3,620,169
Property, net	553,748	587,896	581,971
Right-of-use assets	461,117	487,787	475,037
Trademarks and other identifiable intangibles, net	1,501,161	1,520,800	1,493,969
Goodwill	1,246,113	1,235,711	1,223,216
Deferred tax assets	200,877	203,331	213,649
Other noncurrent assets	99,447	93,896	115,821
Total assets	$8,159,684	$7,353,986	$7,723,832

Liabilities and Stockholders’ Equity
Accounts payable	$1,144,190	$959,006	$997,069
Accrued liabilities	716,590	531,184	587,932
Lease liabilities	156,709	166,091	145,055
Notes payable	5,257	4,244	4,275
Accounts Receivable Securitization Facility	—	—	208,604
Current portion of long-term debt	—	110,914	151,909
Total current liabilities	2,022,746	1,771,439	2,094,844
Long-term debt	3,972,212	3,256,870	3,467,591
Lease liabilities - noncurrent	347,604	358,281	364,083
Pension and postretirement benefits	371,330	403,458	348,674
Other noncurrent liabilities	296,259	327,343	330,547
Total liabilities	7,010,151	6,117,391	6,605,739

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 348,288,056, 362,449,037 and 361,612,383, respectively	3,483	3,624	3,616
Additional paid-in capital	306,157	304,395	310,327
Retained earnings	1,454,676	1,546,224	1,416,109
Accumulated other comprehensive loss	(614,783)	(617,648)	(611,959)
Total stockholders’ equity	1,149,533	1,236,595	1,118,093
Total liabilities and stockholders’ equity	$8,159,684	$7,353,986	$7,723,832

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at June 27, 2020	348,093	$3,481	$302,522	$1,404,326	$(631,009)	$1,079,320
Net income	—	—	—	103,278	—	103,278
Dividends ($0.15 per common share)	—	—	—	(52,928)	—	(52,928)
Other comprehensive income	—	—	—	—	16,226	16,226
Stock-based compensation	—	—	4,538	—	—	4,538
Net exercise of stock options, vesting of restricted stock units and other	195	2	(903)	—	—	(901)
Balances at September 26, 2020	348,288	$3,483	$306,157	$1,454,676	$(614,783)	$1,149,533

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 28, 2019	362,449	$3,624	$304,395	$1,546,224	$(617,648)	$1,236,595
Net income	—	—	—	256,585	—	256,585
Dividends ($0.45 per common share)	—	—	—	(160,264)	—	(160,264)
Other comprehensive income	—	—	—	—	2,865	2,865
Stock-based compensation	—	—	13,572	—	—	13,572
Net exercise of stock options, vesting of restricted stock units and other	303	4	445	—	—	449
Share repurchases	(14,464)	(145)	(12,255)	(187,869)	—	(200,269)
Balances at September 26, 2020	348,288	$3,483	$306,157	$1,454,676	$(614,783)	$1,149,533

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity - (Continued)
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at June 29, 2019	361,531	$3,615	$308,555	$1,285,842	$(572,626)	$1,025,386
Net income	—	—	—	185,091	—	185,091
Dividends ($0.15 per common share)	—	—	—	(54,824)	—	(54,824)
Other comprehensive loss	—	—	—	—	(39,333)	(39,333)
Stock-based compensation	—	—	1,467	—	—	1,467
Net exercise of stock options, vesting of restricted stock units and other	81	1	305	—	—	306
Balances at September 28, 2019	361,612	$3,616	$310,327	$1,416,109	$(611,959)	$1,118,093

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 29, 2018	361,330	$3,613	$284,877	$1,079,503	$(495,867)	$872,126
Net income	—	—	—	415,734	—	415,734
Dividends ($0.45 per common share)	—	—	—	(164,500)	—	(164,500)
Other comprehensive loss	—	—	—	—	(37,276)	(37,276)
Stock-based compensation	—	—	8,506	—	—	8,506
Net exercise of stock options, vesting of restricted stock units and other	282	3	2,570	—	—	2,573
Modification of deferred compensation plans	—	—	14,374	—	—	14,374
Cumulative effect of change in adoption of leases standard	—	—	—	6,556	—	6,556
Stranded tax related to U.S. pension plan	—	—	—	78,816	(78,816)	—
Balances at September 28, 2019	361,612	$3,616	$310,327	$1,416,109	$(611,959)	$1,118,093

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Operating activities:
Net income	$256,585	$415,734
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	67,676	71,612
Amortization of acquisition intangibles	18,503	18,709
Other amortization	8,091	7,521
Impairment of intangible assets	20,319	—
Amortization of debt issuance costs	8,303	7,021
Stock compensation expense	13,801	8,794
Deferred taxes	6,853	(3,661)
Other	5,004	1,662
Changes in assets and liabilities:
Accounts receivable	(175,879)	(170,348)
Inventories	(259,367)	(56,470)
Other assets	(43,359)	(26,031)
Accounts payable	189,566	(11,969)
Accrued pension and postretirement benefits	(18,965)	(14,361)
Accrued liabilities and other	134,091	(3,513)
Net cash from operating activities	231,222	244,700
Investing activities:
Capital expenditures	(49,033)	(79,950)
Proceeds from sales of assets	331	3,530
Acquisition of business	—	(21,360)
Other	7,618	—
Net cash from investing activities	(41,084)	(97,780)
Financing activities:
Borrowings on notes payable	166,558	250,712
Repayments on notes payable	(166,108)	(252,084)
Borrowings on Accounts Receivable Securitization Facility	227,061	207,105
Repayments on Accounts Receivable Securitization Facility	(227,061)	(160,110)
Borrowings on Revolving Loan Facilities	1,638,000	2,584,277
Repayments on Revolving Loan Facilities	(1,756,189)	(2,585,592)
Borrowings on Senior Notes	700,000	—
Repayments on Term Loan Facilities	—	(152,248)
Borrowings on International Debt	31,222	27,680
Repayments on International Debt	(36,383)	(41,424)
Share repurchases	(200,269)	—
Cash dividends paid	(158,132)	(162,689)
Payments of debt issuance costs	(14,938)	(1,098)
Taxes paid related to net shares settlement of equity awards	(1,615)	(1,523)
Other	1,295	1,378
Net cash from financing activities	203,441	(285,616)
Effect of changes in foreign exchange rates on cash	9,052	1,008
Change in cash, cash equivalents and restricted cash	402,631	(137,688)
Cash, cash equivalents and restricted cash at beginning of year	329,923	455,732
Cash, cash equivalents and restricted cash at end of period	732,554	318,044
Less restricted cash at end of period	1,073	1,020
Cash and cash equivalents per balance sheet at end of period	$731,481	$317,024
Capital expenditures included in accounts payable at September 26, 2020 and December 28, 2019, were $8,817 and $19,327, respectively. For the nine months ended September 26, 2020 and September 28, 2019, right-of-use assets obtained in exchange for lease obligations were $39,532 and $54,524, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

‘Table of Contents
HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except per share data)
(unaudited)

(1)    Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair statement of the results of operations, financial condition and cash flows of Hanesbrands Inc. and its consolidated subsidiaries (the “Company” or “Hanesbrands”). In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of condensed consolidated interim financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. The duration and severity of the global novel coronavirus ("COVID-19") pandemic, which is subject to uncertainty, is having a significant impact on the Company’s business. Management's estimates and assumptions have contemplated both current and expected impacts related to COVID-19 based on available information. Actual results may vary from these estimates.
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
Impact of COVID-19
The COVID-19 pandemic has impacted the Company’s business operations and financial results in 2020. During the nine months of 2020, the rapid expansion of the COVID-19 pandemic has resulted in a sharp decline in net sales and earnings in the Company’s apparel businesses due to decreased customer traffic and temporary retail store closures worldwide. While most of the Company’s retail stores were temporarily closed for varying periods of time throughout the second quarter, most reopened by the end of the second quarter but have experienced, and are expected to continue to experience, reductions in customer traffic and therefore, net sales. In addition, many of the Company’s wholesale customers have also experienced business disruptions, including lower traffic and consumer demand, resulting in decreased shipments to these customers. Sales of personal protective equipment (“PPE”), used to help mitigate the spread of the COVID-19 virus, partially offset the negative impact of the decline in net sales and earnings due to the COVID-19 pandemic on the Company’s financial results. In addition, the Company’s e-commerce sites have remained open in all regions and online sales have grown as consumer spending continued to shift towards online shopping experiences due to the changing retail landscape as a result of the COVID-19 pandemic. The Company’s operating results also reflected impairment charges related to intangible assets, charges to reserve for increased excess and obsolete inventory, bad debt charges and charges to re-start the Company’s supply chain following the extended shut-down of parts of its manufacturing network due to the ongoing effects of the COVID-19 pandemic. While many retail stores have reopened and many government restrictions have been removed or lightened, the ultimate impact of the COVID-19 pandemic remains highly uncertain and could continue to have a material adverse impact on the Company’s business operations and financial results, including net sales, earnings and cash flows for the remainder of 2020, and beyond.
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
In connection with the annual goodwill impairment testing performed in the third quarter of 2020, the Company performed a quantitative assessment utilizing an income approach to estimate the fair value of each reporting unit. The most significant assumptions include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin, all of which are used to estimate the fair value of the reporting units and indefinite-lived intangible assets. The tests indicated the reporting units had fair values that exceeded their carrying values. Certain reporting units, including Hanes

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Europe Innerwear and U.S. Hosiery, are considered to be at a higher risk for future impairment if any assumptions used in the estimate of the reporting units’ fair values change in the future given their respective fair values exceeded their carrying values by less than 20% and trends in the associated businesses indicate a declining fair value. In particular, as of September 26, 2020, the fair value of the Hanes Europe Innerwear reporting unit is slightly higher than its carrying value. The combined goodwill associated with these reporting units was approximately $120,000. Additionally, in connection with the annual impairment testing, the Company performed a quantitative assessment, utilizing an income approach to estimate the fair value of each indefinite-lived intangible asset. The tests indicated the indefinite-lived intangible assets have fair values that exceeded their carrying values. Certain indefinite-lived trademarks are considered to be at a higher risk for future impairment if any assumptions used in the estimate of the trademarks’ fair value change in the future given their respective fair values exceeded their carrying values by less than 20% and trends in the associated businesses indicate a declining fair value. As of September 26, 2020, the Company considered four trademarks within the Hanes Europe Innerwear business to be at a higher risk for future impairment. The carrying value of these four indefinite-lived trademarks was approximately $80,000. Although the Company determined that no impairment exists for the Company's goodwill or indefinite-lived intangible assets, these assets could be at risk for future impairment should global economic conditions continue to deteriorate beyond current expectations as a result of the COVID-19 pandemic.
Revisions of Previously Issued Consolidated Financial Statements
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 28, 2019, during the fourth quarter of 2019 the Company identified tax errors, which originated prior to 2017, in its previously issued 2018 and 2017 annual consolidated financial statements and quarterly condensed consolidated interim financial statements for each of the quarterly periods of 2018 and the first three quarterly periods of 2019. Although the Company assessed the materiality of the errors and concluded that the errors were not material to the previously issued annual or interim financial statements, the Company did revise its previously issued 2018 and 2017 annual financial statements to correct for such tax errors in connection with the filing of its 2019 Annual Report on Form 10-K, and disclosed that it would be revising its 2019 condensed consolidated interim financial statements in connection with the filing of its Quarterly Reports on Form 10-Q during 2020. In connection with such revision, the Company also corrected for certain other immaterial errors. In connection with the filing of this Quarterly Report on Form 10-Q, the Company has revised the accompanying condensed consolidated interim financial statements as of and for the quarter and nine months ended September 28, 2019 to correct for the impact of such errors, including the impact to retained earnings as of September 28, 2019 to correct for the errors which originated in periods prior to 2019, which primarily related to the tax errors. The accompanying footnotes have also been corrected to reflect the impact of the revisions of the previously filed condensed consolidated interim financial statements. See Note, "Revisions of Previously Issued Condensed Consolidated Interim Financial Statements" for reconciliations between as reported and as revised amounts as of and for the quarter and nine months ended September 28, 2019.
(2)    Recent Accounting Pronouncements
Financial Instruments - Credit Losses
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The new accounting rules eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. The new accounting rules were effective for the Company in the first quarter of 2020 and apply to its trade receivables.
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
Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new accounting rules simplify how an entity is required to test goodwill for impairment by

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
eliminating Step 2 from the goodwill impairment test which previously measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new accounting rules were effective for the Company in the first quarter of 2020. As a result of adopting the new rules, the Company compared the estimated fair value of its reporting units to their respective carrying values when evaluating the recoverability of goodwill. When the carrying value of a reporting unit exceeds its fair value, an impairment charge will be recognized for the amount by which its carrying value exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the goodwill allocated to the reporting unit. The adoption of the new accounting rules did not have an impact on the Company’s financial condition, results of operations or cash flows.
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
Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new accounting rules reduce complexity by removing specific exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. The new accounting rules also simplify accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The new accounting rules will be effective for the Company in the first quarter of 2021. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures.

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
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Third-party brick-and-mortar wholesale	$1,277,261	$1,436,935	$3,600,404	$4,029,352
Consumer-directed	531,005	430,032	1,263,103	1,186,566
Total net sales	$1,808,266	$1,866,967	$4,863,507	$5,215,918
Revenue Sources
Third-Party Brick-and-Mortar Wholesale Revenue
Third-party brick-and-mortar wholesale revenue is primarily generated by sales of the Company’s products to retailers to support their brick-and-mortar operations. Also included within third-party brick-and-mortar wholesale revenues is royalty revenue from licensing agreements. The Company earns royalties through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensees. Additionally, in the quarter and nine months ended September 26, 2020, third-party brick-and-mortar wholesale revenue includes $4,053 and $645,776 of revenue from contracts with governments generated from the sale of both cloth face coverings and gowns for use to help mitigate the spread of the virus during the COVID-19 pandemic, respectively.
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
The Company funded the acquisition with a combination of short-term borrowings under its existing revolving loan facility (the “Revolving Loan Facility”) and cash on hand. During the third quarter of 2019, A$31,425 (U.S.$21,360) of the

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
indemnification escrow, including interest earned, was paid to the sellers. The remaining indemnification escrow, held in one of the Company’s bank accounts, is recognized and classified as restricted cash, with the balance as of September 26, 2020 included in the “Other current assets” line of the Condensed Consolidated Balance Sheet.
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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarters Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Basic weighted average shares outstanding	350,703	364,743	353,419	364,650
Effect of potentially dilutive securities:
Stock options	90	437	151	463
Restricted stock units	809	412	380	361
Employee stock purchase plan and other	2	5	6	4
Diluted weighted average shares outstanding	351,604	365,597	353,956	365,478
For the quarters ended September 26, 2020 and September 28, 2019, there were no anti-dilutive restricted stock units. For the nine months ended September 26, 2020 and September 28, 2019, there were 499 and 5 restricted stock units excluded from the diluted earnings per share calculation, respectively, because their effect would be anti-dilutive. For the quarter and nine months ended September 26, 2020, there were 151 and 50 stock options to purchase shares of common stock excluded from the diluted earnings per share calculation, respectively, because their effect would be anti-dilutive. For the quarter and nine months ended September 28, 2019, there were no anti-dilutive stock options to purchase shares of common stock.
On October 27, 2020, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding shares of common stock to be paid on December 1, 2020 to stockholders of record at the close of business on November 10, 2020.
On February 6, 2020, the Company’s Board of Directors approved a new share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. Unless terminated earlier by the Company’s Board of Directors, the new program will expire when the Company has repurchased all shares authorized for repurchase under the new program. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved in 2016. For the quarter ended September 26, 2020, the Company did not enter into any transactions to repurchase shares under the new program. For the nine months ended September 26, 2020, the Company entered into transactions to repurchase 14,464 shares at a weighted average repurchase price of $13.83 per share under the new program. The shares were repurchased at a total cost of $200,269. The Company did not repurchase any shares under the previous share repurchase program during 2020 through the expiration of the program on February 6, 2020 or during the quarter or nine months ended September 28, 2019. At September 26, 2020, the remaining repurchase authorization under the current share repurchase program totaled 25,536 shares. The primary objective of the share repurchase program is to utilize excess cash to generate shareholder value. Share repurchases are currently prohibited under the Senior Secured Credit Facility.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(6)    Inventories
Inventories consisted of the following:

	September 26, 2020	December 28, 2019	September 28, 2019
Raw materials	$90,386	$83,545	$98,374
Work in process	124,902	136,592	137,248
Finished goods	1,955,264	1,685,708	1,859,413
	$2,170,552	$1,905,845	$2,095,035
(7)    Debt and Notes Payable
Debt and notes payable consisted of the following:

	Interest Rate as of September 26, 2020	Principal Amount		Maturity Date
		September 26, 2020	December 28, 2019
Senior Secured Credit Facility:
Revolving Loan Facility	—	$—	$—	December 2022
Term Loan A	2.10%	625,000	625,000	December 2022
Term Loan B	1.91%	300,000	300,000	December 2024
Australian Revolving Loan Facility	—	—	—	July 2021
5.375% Senior Notes	5.38%	700,000	—	May 2025
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	581,531	558,847	June 2024
European Revolving Loan Facility	—	—	110,914	December 2020
Accounts Receivable Securitization Facility	—	—	—	March 2021
Total debt		4,006,531	3,394,761
Notes payable		5,257	4,244
Total debt and notes payable		4,011,788	3,399,005
Less long-term debt issuance costs		34,319	26,977
Less notes payable		5,257	4,244
Less current maturities		—	110,914
Total long-term debt		$3,972,212	$3,256,870
As of September 26, 2020, the Company had $989,097 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account $10,903 of standby and trade letters of credit issued and outstanding under this facility. In March 2020, in response to the uncertainty of the circumstances surrounding the COVID-19 pandemic, the Company drew down $630,000 under the Revolving Loan Facility as a precautionary measure to provide the Company with additional financial flexibility to manage its business with a safety-first emphasis during the unknown duration and impact of the COVID-19 pandemic. The Company repaid $490,000 of its borrowings under the Revolving Loan Facility in April 2020. The remaining outstanding balance on the Revolving Loan Facility was repaid in connection with the issuance of the 5.375% Senior Notes in May 2020 discussed below.
The Company entered into an accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) in November 2007. The Company’s maximum borrowing capacity under the Accounts Receivable Securitization Facility was $225,000 as of September 26, 2020. Borrowings under the Accounts Receivable Securitization Facility are permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans and also subject to a fluctuating facility limit, not to exceed $225,000. The Company had no borrowing availability under the Accounts Receivable Securitization Facility at September 26, 2020.
The Company had $42,433 of borrowing availability under the Australian Revolving Loan Facility, $116,604 borrowing availability under the European Revolving Loan Facility and $117,953 of borrowing availability under other international credit

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
facilities after taking into account outstanding borrowings and letters of credit outstanding under the applicable facilities at September 26, 2020.
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
In September 2020, the Company amended the European Revolving Loan Facility primarily to extend the maturity date to December 2020.
As of September 26, 2020, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. The Company continues to monitor its covenant compliance. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio covenant is the ratio of the Company’s EBITDA for the preceding four fiscal quarters to its consolidated total interest expense and the maximum leverage ratio covenant is the ratio of the Company’s net debt to EBITDA for the preceding four fiscal quarters. EBITDA is defined as earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility.
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The amendment effects changes to certain provisions and covenants under the Senior Secured Credit Facility during the period beginning with the fiscal quarter ended June 27, 2020 and continuing through the fiscal quarter ending July 3, 2021 (such period of time, the “Covenant Relief Period”), including: (a) suspension of compliance with the maximum leverage ratio; (b) reduction of the minimum interest coverage ratio from 3.00 to 1.00 to (i) 2.00 to 1.00 for the fiscal quarters ending June 27, 2020 through April 3, 2021 and (ii) 2.25 to 1.00 for the fiscal quarter ending July 3, 2021; (c) a minimum last twelve months EBITDA covenant of $625,000 as of June 27, 2020, $505,000 as of September 26, 2020, $445,000 as of January 2, 2021, $435,000 as of April 3, 2021 and $505,000 as of July 3, 2021; (d) a minimum liquidity covenant of $300,000, increasing to $400,000 upon certain conditions; (e) increased limitations on investments, acquisitions, restricted payments and the incurrence of indebtedness; and (f) anti-cash hoarding provisions. During the Covenant Relief Period, the applicable margin and applicable commitment fee margin will be calculated assuming the leverage ratio is greater than or equal to 4.50 to 1.00. The amendment also permanently amends the definition of “leverage ratio” for purposes of the financial covenant calculation to remove the maximum amount of cash allowed to be netted from the definition of “indebtedness” and to allow for the netting of cash from certain foreign subsidiaries. The Company expects to maintain compliance with its covenants for at least one year from the date of these financial statements based on its current expectations and forecasts. If economic conditions caused by the COVID-19 pandemic worsen and the Company’s earnings and operating cash flows do not start to recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with its financial covenants and require the Company to seek additional amendments to its Senior Secured Credit Facility. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
(8)    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 28, 2019	$(157,138)	$4,786	$(629,360)	$164,064	$(617,648)
Amounts reclassified from accumulated other comprehensive loss	—	(15,452)	15,717	241	506
Current-period other comprehensive income (loss) activity	1,557	6,022	(303)	(4,917)	2,359
Total other comprehensive income (loss)	1,557	(9,430)	15,414	(4,676)	2,865

Balance at September 26, 2020	$(155,581)	$(4,644)	$(613,946)	$159,388	$(614,783)

(1)Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note, “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarters Ended		Nine Months Ended
		September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Gain on foreign exchange contracts designated as cash flow hedges	Cost of sales	$7,278	$6,991	$15,452	$21,355
	Income tax	(2,082)	(1,646)	(4,156)	(5,054)
	Net of tax	5,196	5,345	11,296	16,301
Amortization of deferred actuarial loss and prior service cost	Other expenses	(5,428)	(4,963)	(15,717)	(14,529)
	Income tax	1,425	1,358	3,915	3,974
	Net of tax	(4,003)	(3,605)	(11,802)	(10,555)

Total reclassifications		$1,193	$1,740	$(506)	$5,746
(9)    Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. The Company also uses a combination of derivative instruments and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in its European subsidiaries.
As of September 26, 2020, the notional U.S. dollar equivalent of the Company’s derivative portfolio of forward foreign exchange contracts was $599,297, consisting of contracts hedging exposures primarily related to the Australian dollar, Euro, Canadian dollar and Mexican peso. As of September 26, 2020, the U.S. dollar equivalent carrying value of long-term debt designated as a partial European net investment hedge was $581,531. The notional U.S. dollar equivalent of the Company’s cross-currency swap contracts, which are also designated as partial European net investment hedges, was $335,940 as of September 26, 2020.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts and cross-currency swap contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		September 26, 2020	December 28, 2019
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$1,095	$2,716
Cross-currency swap contracts	Other current assets	2,706	926
Cross-currency swap contracts	Other noncurrent assets	3,139	2,975
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	6,442	5,314
Total derivative assets		13,382	11,931

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(5,054)	(2,246)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(4,335)	(1,147)
Total derivative liabilities		(9,389)	(3,393)

Net derivative asset		$3,993	$8,538

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
The Company expects to reclassify into earnings during the next 12 months a net loss from AOCI of approximately $4,295. The Company is hedging exposure to the variability in future cash flows for forecasted transactions over the next 15 months.
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Foreign exchange contracts	$(7,007)	$9,970	$6,022	$11,684

	Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
		Quarters Ended		Nine Months Ended
		September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Foreign exchange contracts(1)	Cost of sales	$7,278	$6,991	$15,452	$21,355

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.

	Quarters Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Total cost of sales in which the effects of cash flow hedges are recorded	$1,191,553	$1,149,934	$3,140,050	$3,203,331
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

	Amount of Gain (Loss) Recognized in AOCI
	Quarters Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Euro-denominated long-term debt	$(13,815)	$9,845	$(15,353)	$9,845
Cross-currency swap contracts	(10,611)	6,436	117	6,436
Total	$(24,426)	$16,281	$(15,236)	$16,281

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Location of Gain Recognized in Income	Amount of Gain Recognized in Income (Amount Excluded from Effectiveness Testing)
		Quarters Ended		Nine Months Ended
		September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cross-currency swap contracts	Interest expense, net	$1,805	$1,672	$5,772	$1,672

		Quarters Ended		Nine Months Ended
		September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Total interest expense, net in which the amounts excluded from effectiveness testing for net investment hedges are recorded		$43,868	$43,091	$122,376	$137,672
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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarters Ended		Nine Months Ended
		September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Foreign exchange contracts	Cost of sales	$(1,611)	$(3,055)	$(14,594)	$(21,813)
Foreign exchange contracts	Selling, general and administrative expenses	3,718	2,546	4,646	1,625
Total		$2,107	$(509)	$(9,948)	$(20,188)
(10)    Fair Value of Assets and Liabilities
As of September 26, 2020, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, cross-currency swap derivative contracts and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap derivative contracts are determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a quarterly recurring basis.
There were no changes during the quarter and nine months ended September 26, 2020 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter and nine months ended September 26, 2020, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of September 26, 2020
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$7,537	$—	$7,537	$—
Cross-currency swap contracts - assets	5,845	—	5,845	—
Forward foreign exchange contracts - liabilities	(9,389)	—	(9,389)	—
	3,993	—	3,993	—
Deferred compensation plan liability	(19,890)	—	(19,890)	—
Total	$(15,897)	$—	$(15,897)	$—

	Assets (Liabilities) at Fair Value as of December 28, 2019
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$8,030	$—	$8,030	$—
Cross-currency swap contracts - assets	3,901	—	3,901	—
Forward foreign exchange contracts - liabilities	(3,393)	—	(3,393)	—
	8,538	—	8,538	—
Deferred compensation plan liability	(31,221)	—	(31,221)	—
Total	$(22,683)	$—	$(22,683)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of September 26, 2020 and December 28, 2019. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $55,786 and $33,228 as of September 26, 2020 and December 28, 2019, respectively. The fair value of debt, which is classified as a Level 2 liability, was $4,151,986 and $3,560,623 as of September 26, 2020 and December 28, 2019, respectively. Debt had a carrying value of $4,006,531 and $3,394,761 as of September 26, 2020 and December 28, 2019, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amount of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of September 26, 2020 and December 28, 2019, primarily due to the short-term nature of these instruments.
(11)    Income Taxes
The Company’s effective income tax rate was 17.6% and 14.3% for the quarters ended September 26, 2020 and September 28, 2019, respectively. The Company’s effective income tax rate was 17.5% and 14.3% for the nine months ended September 26, 2020 and September 28, 2019, respectively. The higher effective tax rate for the quarter and nine months ended September 26, 2020 was primarily due to the change in jurisdictional mix of income attributable to the economic impacts of COVID-19.
The Company is subject to taxation in the U.S., as well as in various U.S. state and foreign jurisdictions. During the nine months ended September 26, 2020, the Internal Revenue Service closed its examination of the Company’s U.S. federal income tax returns for the years ended January 2, 2016 and December 31, 2016. The examination resulted in an immaterial adjustment which had been previously accrued for as an unrecognized tax benefit in a prior period. The Company remains subject to examinations in the U.S., U.S. state and foreign jurisdictions and believes that it maintains appropriate accruals for unrecognized tax benefits related to uncertain tax positions, which are evaluated each quarter. During the quarter ended

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
September 26, 2020, the Company’s liability for unrecognized tax benefits, including interest and penalties, decreased by $18,731, of which $4,295 impacted the effective income tax rate. The decrease was related to expirations of statutes of limitations and certain filings with income tax authorities. Management believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $28,352 in the next 12 months based on approvals of certain filings by income tax authorities and expirations of statutes of limitations, of which $27,505 of the reduction may impact the Company’s effective income tax rate.
The Company continually reviews its assessments as to the realizability of its deferred tax assets on a more-likely-than-not basis and maintains valuation allowances against deferred tax assets that are not realizable. It is reasonably possible, that a portion of the Company’s valuation allowance may decrease in future periods due to sufficient positive evidence, including future profitability.
As a result of the COVID-19 pandemic, governments are offering various relief mechanisms to taxpayers to assist with the business disruption. The measures vary by jurisdiction, but often include the ability to delay certain income tax payments. The Company intends to use these provisions where eligible. As of September 26, 2020, the Company does not expect the COVID-19 relief measures to have a material impact on its financial results, including on its annual estimated effective tax rate or on liquidity.
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
The types of products and services from which each reportable segment derives its revenues are as follows:
•Innerwear includes sales of basic branded apparel products that are replenishment in nature under the product categories of men’s underwear, women’s panties, children’s underwear and socks, and intimate apparel, which includes bras and shapewear. Beginning in 2020, Innerwear also includes sales of PPE including products such as cloth face coverings and gowns.
•Activewear includes sales of basic branded products that are primarily seasonal in nature to both retailers and wholesalers, as well as licensed sports apparel and licensed logo apparel in collegiate bookstores, mass retailers and other channels.
•International includes sales of products in all of the Company’s categories, including PPE in 2020, outside the United States, primarily in Europe, Australia, Asia, Latin America and Canada.
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

	Quarters Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales:
Innerwear	$792,600	$578,453	$2,309,816	$1,733,002
Activewear	324,921	548,117	781,300	1,401,734
International	632,117	663,525	1,644,893	1,878,568
Other	58,628	76,872	127,498	202,614
Total net sales	$1,808,266	$1,866,967	$4,863,507	$5,215,918

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Segment operating profit:
Innerwear	$172,000	$121,467	$558,075	$375,623
Activewear	29,568	97,314	31,925	209,686
International	96,076	107,168	227,218	288,019
Other	1,006	9,643	(17,389)	16,429
Total segment operating profit	298,650	335,592	799,829	889,757
Items not included in segment operating profit:
General corporate expenses	(62,222)	(49,954)	(177,934)	(173,293)
Restructuring and other action-related charges	(52,569)	(9,937)	(145,064)	(43,919)
Amortization of intangibles	(9,288)	(8,630)	(26,594)	(26,230)
Total operating profit	174,571	267,071	450,237	646,315
Other expenses	(5,309)	(8,066)	(16,849)	(23,766)
Interest expense, net	(43,868)	(43,091)	(122,376)	(137,672)
Income before income tax expense	$125,394	$215,914	$311,012	$484,877
For the quarter ended September 26, 2020, the Company incurred pre-tax restructuring and other action-related charges of $52,569, of which $47,636 is reported in the “Cost of sales” line and $4,933 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended September 28, 2019, the Company incurred pre-tax restructuring and other action-related charges of $9,937, of which $9,424 is reported in the “Cost of sales” line and $513 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
For the nine months ended September 26, 2020, the Company incurred pre-tax restructuring and other action-related charges of $145,064, of which $95,983 is reported in the “Cost of sales” line and $49,081 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the nine months ended September 28, 2019, the Company incurred pre-tax restructuring and other action-related charges of $43,919, of which $39,714 is reported in the “Cost of sales” line and $4,205 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.
As of December 28, 2019, the Company had an accrual of $7,120 for expected benefit payments related to actions taken in prior years. During the nine months ended September 26, 2020, the Company approved actions related to workforce reductions and incurred charges of $9,420 for employee termination and other benefits for employees affected by separation programs with $2,500 and $6,920 of charges reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines, respectively, in the Consolidated Statement of Income. During the nine months ended September 26, 2020, benefit payments, other accrual adjustments and foreign currency adjustments of $7,128 have been made, resulting in an ending accrual of $9,412, of which $8,979 and $433 is included in the “Accrued liabilities” and “Other noncurrent liabilities” lines of the Condensed Consolidated Balance Sheet, respectively.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(13)        Revisions of Previously Issued Condensed Consolidated Interim Financial Statements
As described in Note, "Basis of Presentation," the following tables set forth the impact of error corrections on the Company’s condensed consolidated interim financial statements as of and for the quarter and nine months ended September 28, 2019 by financial statement line item.

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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	September 28, 2019
Condensed Consolidated Balance Sheet Line Item	As Previously Reported	Adjustments	As Revised
Inventories	$2,108,281	$(13,246)	$2,095,035
Other current assets	166,727	7,445	174,172
Total current assets	3,625,970	(5,801)	3,620,169
Deferred tax assets	257,314	(43,665)	213,649
Total assets	7,773,298	(49,466)	7,723,832
Accrued liabilities	589,992	(2,060)	587,932
Total current liabilities	2,096,904	(2,060)	2,094,844
Other noncurrent liabilities	265,804	64,743	330,547
Total liabilities	6,543,056	62,683	6,605,739
Retained earnings	1,528,258	(112,149)	1,416,109
Total stockholders’ equity	1,230,242	(112,149)	1,118,093
Total liabilities and stockholders’ equity	7,773,298	(49,466)	7,723,832

	Quarter Ended September 28, 2019
Condensed Consolidated Statement of Stockholders’ Equity Line Item	As Previously Reported	Adjustments	As Revised
Balance at June 29, 2019	$1,134,850	$(109,464)	$1,025,386
Net income	187,776	(2,685)	185,091
Balance at September 28, 2019	1,230,242	(112,149)	1,118,093

	Nine Months Ended September 28, 2019
Condensed Consolidated Statement of Stockholders’ Equity Line Item	As Previously Reported	Adjustments	As Revised
Balance at December 29, 2018	$970,283	$(98,157)	$872,126
Net income	421,230	(5,496)	415,734
Other comprehensive loss	(30,201)	(7,075)	(37,276)
Cumulative effect of change in adoption of leases standard	7,977	(1,421)	6,556
Balance at September 28, 2019	1,230,242	(112,149)	1,118,093

	Nine Months Ended September 28, 2019
Condensed Consolidated Statement of Cash Flows Line Item	As Previously Reported	Adjustments	As Revised
Operating activities:
Net income	$421,230	$(5,496)	$415,734
Adjustments to reconcile net income to net cash from operating activities:
Other	8,737	(7,075)	1,662
Changes in assets and liabilities:
Inventories	(72,096)	15,626	(56,470)
Other assets	(40,732)	14,701	(26,031)
Accrued liabilities and other	14,243	(17,756)	(3,513)
Net cash from operating activities	244,700	—	244,700

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed interim consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 28, 2019, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 28, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020. In particular, statements with respect to trends associated with our business, our future financial performance and the potential effects of the global novel coronavirus ("COVID-19") pandemic included in this Quarterly Report on Form 10-Q specifically appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements. The unaudited condensed consolidated interim financial statements for the quarter and nine months ended September 28, 2019 have been revised to correct prior period errors as discussed in Note, “Basis of Presentation” and Note, “Revisions of Previously Issued Condensed Consolidated Interim Financial Statements” to our unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. Accordingly, this MD&A reflects the impact of those revisions.
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
Impact of COVID-19 on Our Business
As the global impact of COVID-19 continues, our priority has been to protect the health and safety of our employees and customers around the world. To help mitigate the spread of the COVID-19 virus and in response to health advisories and governmental actions and regulations, we have modified our business practices and have implemented health and safety measures that are designed to protect employees in our corporate, retail, distribution and manufacturing facilities around the world.
The COVID-19 pandemic has impacted our business operations and financial results for the third quarter and nine months of 2020 as described in more detail under “Condensed Consolidated Results of Operations - Third Quarter Ended September 26, 2020 Compared with Third Quarter Ended September 28, 2019” and “Condensed Consolidated Results of Operations - Nine Months Ended September 26, 2020 Compared with Nine Months Ended September 28, 2019” below, due to decreased customer traffic and temporary retail store closures worldwide. While most of our retail stores were temporarily closed for varying periods of time throughout the second quarter, most reopened by the end of the second quarter but have experienced, and are expected to continue to experience, reductions in customer traffic and therefore, net sales. In addition, many of our wholesale customers have also experienced business disruptions, including lower traffic and consumer demand, resulting in decreased shipments to these customers. Sales of personal protective equipment (“PPE”), used to help mitigate the spread of the COVID-19 virus, partially offset the negative impact of the decline in net sales and earnings due to the COVID-19 pandemic on our financial results. Our e-commerce sites have remained open in all regions and online sales have grown as consumer spending continued to shift towards online shopping experiences due to the changing retail landscape as a result of the COVID-19 pandemic. While many retail stores have reopened and government restrictions have been removed or lightened, the ultimate impact of the COVID-19 pandemic remains highly uncertain and could continue to have a material adverse impact on our business operations and financial results, including net sales, earnings and cash flows for the remainder of 2020, and beyond, as a result of:
•quarantines, facility closures, event cancellations and other restrictions;
•risk of future additional temporary closures of our retail stores and retail stores in which our products are sold;
•decreased customer traffic in our retail stores and retail stores in which our products are sold;
•changes in consumer confidence and consumer spending habits, including spending for the merchandise that we sell and negative trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels;
•decreased wholesale channel sales and increased likelihood of wholesale customer bankruptcy or financial distress, including requests for extended payment terms or potential payment defaults;
•disruption to our global supply chain including the manufacturing, supply, distribution, transportation and delivery of our products; and
•a slowdown in the U.S. and global economies, and an uncertain global economic outlook or a potential credit crisis.
In the nine months ended September 26, 2020, we recorded $11 million of bad debt charges for customer bankruptcies, $20 million of charges to reserve for increased excess and obsolete inventory related primarily to canceled orders of seasonal inventory and $20 million of charges for the impairment of intangible assets primarily as a result of the COVID-19 pandemic. In the quarter ended September 26, 2020, we recorded $49 million of supply chain re-start up charges primarily related to incremental costs incurred, such as freight and sourcing premiums, to expedite product to meet customer demand following the extended shut-down of parts of our manufacturing network as a result of the COVID-19 pandemic.
In connection with the annual goodwill impairment testing performed in the third quarter of 2020, we performed a quantitative assessment utilizing an income approach to estimate the fair value of each reporting unit. The most significant assumptions include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin, all of which are used to estimate the fair value of the reporting units and indefinite-lived intangible assets. The tests indicated the reporting units had fair values that exceeded their carrying values. Certain reporting units, including Hanes Europe Innerwear and U.S. Hosiery, are considered to be at a higher risk for future impairment if any assumptions used in the estimate of the reporting units’ fair values change in the future given their respective fair values exceeded their carrying values by less than 20% and trends in the associated businesses indicate a declining fair value. In particular, as of September 26, 2020, the fair value of the Hanes Europe Innerwear reporting unit is slightly higher than its carrying value. The combined goodwill associated with these reporting units was approximately $120 million. Additionally, in connection with the annual impairment testing, we performed a quantitative assessment, utilizing an income approach to estimate the fair value of each indefinite-lived intangible asset. The tests indicated the indefinite-lived intangible assets have fair values that exceeded their carrying values. Certain indefinite-lived trademarks are considered to be at a higher risk for future impairment if any assumptions used in the estimate of the trademarks’ fair value change in the future given their respective fair values exceeded their carrying values by less than 20% and trends in the associated businesses indicate a declining fair value. As of September 26, 2020, we considered four trademarks within the Hanes Europe Innerwear business to be at a higher risk for future impairment. The carrying value of these four indefinite-lived trademarks was approximately $80 million. Although we determined that no impairment exists for our goodwill or indefinite-lived intangible assets, these assets could be at risk for future impairment should global economic conditions continue to deteriorate beyond current expectations as a result of the COVID-19 pandemic.
We have been taking steps to mitigate the potential risks to us posed by the spread and related circumstances and impacts of COVID-19. We are focused on addressing these recent challenges by preserving our liquidity and managing our cash flow with preemptive actions designed to enhance our ability to meet our short-term liquidity needs. Such actions have included, but are not limited to, focusing on channels that continue to generate sales, including mass retail and online; selling PPE, such as cloth face coverings and gowns; operating our manufacturing and distribution facilities on a demand-adjusted basis; reducing our discretionary spending such as certain media and marketing expenses; focused working capital management; reducing capital expenditures; suspending our share repurchase program until further notice which is currently prohibited under the Senior Secured Credit Facility; reducing payroll costs through temporary employee furloughs and pay cuts; working globally to maximize our participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic; engaging with landlords to negotiate rent deferrals or other rent concessions; issuing new debt and amending certain existing debt facilities. These efforts may not be enough to offset anticipated declines in net sales and earnings and we may not be able to access sufficient additional working capital to meet our liquidity needs. See “The novel coronavirus disease (COVID-19) global pandemic has had and is expected to continue to have an adverse impact on our business.” in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
Outlook for 2020
Our outlook reflects the continued uncertainty due to the COVID-19 pandemic. Our outlook is based on the current business environment, which among other items, reflects the lockdowns and curfews recently put in place in Europe. Our outlook does not reflect any potential impact to the consumer or operating environments should governments or businesses institute additional lockdowns and store closings. Our fiscal year ending January 2, 2021, includes a 53rd week in the fourth quarter. We estimate our fourth quarter 2020 guidance as follows:
•Net sales of $1.60 billion to $1.66 billion including approximately $50 million of PPE sales, approximately $10 million of foreign exchange benefit and an approximately $40 million contribution from the 53rd week;
•Unfavorable manufacturing variances and higher selling, general and administrative expenses are expected to cause year-over-year operating margin pressure and we expect operating profit of $154 million to $174 million;
•Pre-tax restructuring and other action-related charges of approximately $6 million reflected in operating profit;
•Interest expense and other expenses of approximately $50 million combined;
•An annual effective tax rate of approximately 17.5%;
•Earnings per share from $0.24 to $0.29; and
•Cash flow from operating activities of $70 million to $170 million, which includes the impact from higher-than-anticipated PPE inventory.
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

Condensed Consolidated Results of Operations — Third Quarter Ended September 26, 2020 Compared with Third Quarter Ended September 28, 2019

	Quarters Ended
	September 26, 2020	September 28, 2019	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,808,266	$1,866,967	$(58,701)	(3.1)%
Cost of sales	1,191,553	1,149,934	41,619	3.6
Gross profit	616,713	717,033	(100,320)	(14.0)
Selling, general and administrative expenses	442,142	449,962	(7,820)	(1.7)
Operating profit	174,571	267,071	(92,500)	(34.6)
Other expenses	5,309	8,066	(2,757)	(34.2)
Interest expense, net	43,868	43,091	777	1.8
Income before income tax expense	125,394	215,914	(90,520)	(41.9)
Income tax expense	22,116	30,823	(8,707)	(28.2)
Net income	$103,278	$185,091	$(81,813)	(44.2)%
Net Sales
Net sales and profit trends across certain of our apparel businesses continue to be adversely affected by the COVID-19 pandemic. Most of our retail stores were reopened by the end of the second quarter but have experienced and are expected to continue to experience reductions in traffic and therefore, net sales. Our online sales increased in the third quarter of 2020 as consumer spending continued to shift towards online shopping experiences due to the changing retail landscape as a result of the COVID-19 pandemic. During the third quarter of 2020, we sold PPE globally to governments, large organizations, business-to-business customers and consumers for use to help mitigate the spread of the COVID-19 virus.
Net sales decreased 3% during the third quarter of 2020 primarily due to the following:
•The disruption of certain of our U.S. and International apparel businesses related to the negative effects of the COVID-19 pandemic; and
•The exit of our C9 Champion mass program and the DKNY intimate apparel license in 2019 which, together, represented approximately $119 million of net sales in the third quarter of 2019;
Partially offset by:
•Net sales of PPE of $179 million in the third quarter of 2020;
•Increased net sales in certain of our apparel businesses resulting from retailers replenishing inventory levels as stores re-opened after temporary closures due to the COVID-19 pandemic; and
•The favorable impact from foreign exchange rates in our International business of approximately $14 million.
Operating Profit
Operating profit as a percentage of net sales was 9.7%, representing a decrease from 14.3% in the prior year. Decreased operating profit was the result of lower sales, increased inventory reserves and unfavorable manufacturing variances, partially offset by lower selling, general and administrative expenses driven by ongoing cost controls and temporary cost savings initiatives implemented in response to the COVID-19 pandemic. Included in operating profit in the third quarter of 2020 and 2019 were restructuring and other action-related charges of $53 million and $10 million, respectively, including supply chain re-start up charges primarily related to incremental costs incurred, such as freight and sourcing premiums, to expedite product to meet customer demand following the extended shut-down of parts of our manufacturing network as a result of the COVID-19 pandemic in 2020.
Other Highlights
Other Expenses – Other expenses decreased $3 million in the third quarter of 2020 compared to the third quarter of 2019 due to lower pension expense and lower funding fees for sales of accounts receivable to financial institutions in 2020.
Interest Expense – Interest expense was higher by $1 million in the third quarter of 2020 compared to the third quarter of 2019 driven by higher outstanding debt balances and higher amortization of debt issuance costs, partially offset by a lower weighted average interest rate on our borrowings during the quarter. Our weighted average interest rate on our outstanding debt was 4.04% for the third quarter of 2020, compared to 4.10% for the third quarter of 2019.

Income Tax Expense – Our effective income tax rate was 17.6% and 14.3% for the third quarters of 2020 and 2019, respectively. The higher effective tax rate for the quarter ended September 26, 2020 was primarily due to the change in jurisdictional mix of income attributable to the economic impacts of COVID-19.
Operating Results by Business Segment — Third Quarter Ended September 26, 2020 Compared with Third Quarter Ended September 28, 2019

	Net Sales
	Quarters Ended
	September 26, 2020	September 28, 2019	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$792,600	$578,453	$214,147	37.0%
Activewear	324,921	548,117	(223,196)	(40.7)
International	632,117	663,525	(31,408)	(4.7)
Other	58,628	76,872	(18,244)	(23.7)
Total	$1,808,266	$1,866,967	$(58,701)	(3.1)%

	Operating Profit and Margin
	Quarters Ended
	September 26, 2020		September 28, 2019		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$172,000	21.7%	$121,467	21.0%	$50,533	41.6%
Activewear	29,568	9.1	97,314	17.8	(67,746)	(69.6)
International	96,076	15.2	107,168	16.2	(11,092)	(10.4)
Other	1,006	1.7	9,643	12.5	(8,637)	(89.6)
Corporate	(124,079)	NM	(68,521)	NM	(55,558)	(81.1)
Total	$174,571	9.7%	$267,071	14.3%	$(92,500)	(34.6)%
Innerwear
Innerwear net sales increased 37% compared to the third quarter of 2019 driven by $166 million of net sales of PPE and by an 11% and a 5% increase in net sales in our basics and intimate apparel businesses, respectively, primarily as a result of retailers replenishing inventory levels as stores re-opened after temporary closures due to the COVID-19 pandemic. In our basics business, we experienced growth in each product category. In our intimate apparel business, the increase in bra sales more than offset the decline in shapewear sales, which is a category that continues to be negatively impacted by the COVID-19 pandemic. Excluding $13 million and $3 million of net sales in the third quarter of 2019 from the exited C9 Champion mass program and the DKNY intimate apparel license, net sales in our basics and intimate apparel business increased 15% and 7%, respectively.
Innerwear operating margin was 21.7%, an increase from 21.0% in the same period a year ago. Operating margin enhancement resulted primarily from fixed cost leverage from higher sales and temporary cost reduction initiatives.
Activewear
Activewear net sales decreased 41% compared to the third quarter last year primarily as a result of the negative impact of the COVID-19 pandemic on our sports apparel business due to school closures and event cancellations and COVID-19 related service issues in our Champion business. In addition, the exit of the C9 Champion mass program in 2019 represented approximately $103 million of the net sales decrease in the third quarter of 2020 compared to the third quarter of 2019.
Activewear operating margin decreased as a result of lower sales, including the exit of the C9 Champion mass program, unfavorable manufacturing variances, increased inventory reserves on non-Champion brands and higher selling, general and administrative expenses as a percentage of net sales. Lower variable costs as a result of decreased net sales and temporary cost savings initiatives implemented in response to the COVID-19 pandemic reduced selling, general and administrative costs, but not at the same rate as the decline in sales.

International
Net sales in the International segment decreased 5% as a result of the negative impact of the COVID-19 pandemic partially offset by the favorable impact of foreign currency exchange rates of approximately $14 million. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased 7%. The impact of foreign exchange rates is calculated by applying prior period exchange rates to the current year financial results. Excluding the impact from foreign exchange rates, we experienced growth in our Americas and Champion Europe businesses. This growth was more than offset by declines in our European innerwear, Asia and Australia businesses, where COVID-19 related challenges have slowed the retail recovery. Sales of PPE increased International segment net sales by $13 million in the third quarter of 2020.
International operating margin was 15.2%, a decrease from 16.2% in the same period a year ago, resulting from lower sales volume, which was partially offset by continued selling, general and administrative cost management.
Other
Other net sales decreased as a result of continued declines in hosiery sales in the United States and decreased traffic at our retail outlets during the third quarter of 2020 as a result of the COVID-19 pandemic. Operating margin decreased due to the decrease in sales volume.
Corporate
Corporate expenses included certain administrative costs including restructuring and other action-related charges. Corporate expenses were higher in the third quarter of 2020 compared to the third quarter of 2019 due to higher restructuring and other action-related charges, higher bad debt expense and higher variable compensation costs. Included in restructuring and other action-related charges in the third quarter of 2020 were $49 million of supply chain re-start up charges primarily related to incremental costs incurred, such as freight and sourcing premiums, to expedite product to meet customer demand following the extended shut-down of parts of our manufacturing network as a result of the COVID-19 pandemic. Supply chain actions include actions to reduce overhead costs. Program exit charges are costs associated with exiting the C9 Champion mass program and the DKNY intimate apparel license. Other restructuring costs include action-related costs such as workforce reductions, as well as acquisition and integration charges for smaller acquisitions in 2019.

	Quarters Ended
	September 26, 2020	September 28, 2019
	(dollars in thousands)
Restructuring and other action-related charges included in operating profit:
Supply chain actions - 2019	$934	$9,424
Supply chain actions - 2020	1,201	—
Program exit costs	356	—
Other restructuring costs	1,185	513
COVID-19 related charges:
Supply chain re-startup	48,893	—
Total restructuring and other action-related charges included in operating profit	$52,569	$9,937
Condensed Consolidated Results of Operations — Nine Months Ended September 26, 2020 Compared with Nine Months Ended September 28, 2019

	Nine Months Ended
	September 26, 2020	September 28, 2019	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$4,863,507	$5,215,918	$(352,411)	(6.8)%
Cost of sales	3,140,050	3,203,331	(63,281)	(2.0)
Gross profit	1,723,457	2,012,587	(289,130)	(14.4)
Selling, general and administrative expenses	1,273,220	1,366,272	(93,052)	(6.8)
Operating profit	450,237	646,315	(196,078)	(30.3)
Other expenses	16,849	23,766	(6,917)	(29.1)
Interest expense, net	122,376	137,672	(15,296)	(11.1)
Income before income tax expense	311,012	484,877	(173,865)	(35.9)
Income tax expense	54,427	69,143	(14,716)	(21.3)
Net income	$256,585	$415,734	$(159,149)	(38.3)%

Net Sales
Net sales decreased 7% during the nine months of 2020 primarily due to the following:
•The disruption of our U.S. and International apparel businesses related to the negative effects of the COVID-19 pandemic, including temporary closures of retail stores owned and operated by us, as well as canceled orders from our wholesale brick-and-mortar customers;
•The exit of our C9 Champion mass program and the DKNY intimate apparel license in 2019 which, together, represented approximately $332 million of net sales in the nine months of 2019; and
•The unfavorable impact from foreign exchange rates in our International business of approximately $20 million.
Partially offset by:
•Net sales of PPE of $931 million in the nine months of 2020.
Operating Profit
Operating profit as a percentage of net sales was 9.3%, representing a decrease from 12.4% in the prior year. Decreased operating profit was the result of lower sales volume in our apparel businesses including the exit of our C9 Champion mass program in 2019, higher manufacturing variances as a result of decreases in manufacturing facility production levels in our global supply chain due to the business disruption caused by the COVID-19 pandemic, increased inventory reserves and higher bad debt expense. These decreases were partially offset by lower selling, general and administrative expenses driven by ongoing cost controls and temporary cost savings initiatives implemented in response to the COVID-19 pandemic. Included in operating profit in the nine months of 2020 and 2019 were restructuring and other action-related charges of $145 million and $44 million, respectively, including supply chain restructuring charges, asset write-down charges recorded as a result of the on-going effects of the COVID-19 pandemic and supply chain re-start up charges primarily related to incremental costs incurred, such as freight and sourcing premiums, to expedite product to meet customer demand following the extended shut-down of parts of our manufacturing network as a result of the COVID-19 pandemic in 2020.
Other Highlights
Other Expenses – Other expenses decreased $7 million in the nine months of 2020 compared to the same period in 2019 due to lower pension expense and lower funding fees for sales of accounts receivable to financial institutions in 2020.
Interest Expense – Interest expense was lower by $15 million in the nine months of 2020 compared to the same period in 2019, primarily driven by the impact of the cross-currency swap contracts entered into in July 2019 and a lower weighted average interest rate on our borrowings partially offset by higher outstanding debt balances. Our weighted average interest rate on our outstanding debt was 3.71% for the nine months of 2020, compared to 4.13% for the nine months of 2019.
Income Tax Expense – Our effective income tax rate was 17.5% and 14.3% for the nine months of 2020 and 2019, respectively. The higher effective tax rate for the nine months ended September 26, 2020 was primarily due to the change in jurisdictional mix of income attributable to the economic impacts of COVID-19. During the nine months ended September 26, 2020, the Internal Revenue Service closed the examination of the income tax years ended January 2, 2016 and December 31, 2016. The examination resulted in an immaterial adjustment which had been accrued as an uncertain tax benefit in a prior period.
Operating Results by Business Segment — Nine Months Ended September 26, 2020 Compared with Nine Months Ended September 28, 2019

	Net Sales
	Nine Months Ended
	September 26, 2020	September 28, 2019	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$2,309,816	$1,733,002	$576,814	33.3%
Activewear	781,300	1,401,734	(620,434)	(44.3)
International	1,644,893	1,878,568	(233,675)	(12.4)
Other	127,498	202,614	(75,116)	(37.1)
Total	$4,863,507	$5,215,918	$(352,411)	(6.8)%

	Operating Profit and Margin
	Nine Months Ended
	September 26, 2020		September 28, 2019		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$558,075	24.2%	$375,623	21.7%	$182,452	48.6%
Activewear	31,925	4.1	209,686	15.0	(177,761)	(84.8)
International	227,218	13.8	288,019	15.3	(60,801)	(21.1)
Other	(17,389)	(13.6)	16,429	8.1	(33,818)	(205.8)
Corporate	(349,592)	NM	(243,442)	NM	(106,150)	(43.6)
Total	$450,237	9.3%	$646,315	12.4%	$(196,078)	(30.3)%
Innerwear
Innerwear net sales increased 33% compared to the nine months of 2019 driven by $779 million of net sales of PPE. This increase was partially offset by a 7% and a 23% decline in net sales in our basics and intimate apparel businesses, respectively, primarily as a result of the negative impact of the COVID-19 pandemic. In addition, net sales in our Innerwear segment decreased as a result of the exit of the C9 Champion mass program and the DKNY intimate apparel license in 2019.
Innerwear operating margin was 24.2%, an increase from 21.7% in the same period a year ago. Operating margin enhancement resulted primarily from fixed cost leverage from higher sales and temporary cost reduction initiatives.
Activewear
Activewear net sales decreased 44% compared to the nine months last year primarily as a result of the negative impact of the COVID-19 pandemic. In addition, the exit of the C9 Champion mass program in 2019 represented approximately $285 million of the net sales decrease in the nine months of 2020 compared to the nine months of 2019.
Activewear operating margin was 4.1%, representing a decrease from 15.0% in the same period a year ago. The decrease was a result of lower sales, including the exit of the C9 Champion mass program, unfavorable manufacturing variances, increased inventory reserves and higher selling, general and administrative expenses as a percentage of net sales. Lower variable costs as a result of decreased net sales and temporary cost savings initiatives implemented in response to the COVID-19 pandemic reduced selling, general and administrative costs, but not at the same rate as the decline in sales.
International
Net sales in the International segment decreased 12% as a result of the negative impact of the COVID-19 pandemic and the unfavorable impact of foreign currency exchange rates of approximately $20 million. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased 11%. The impact of foreign exchange rates is calculated by applying prior period exchange rates to the current year financial results. Sales of PPE increased International segment net sales by $152 million in the nine months of 2020.
International operating margin was 13.8%, a decrease from 15.3% in the same period a year ago, primarily due to decreased sales partially offset by various temporary cost reduction initiatives and selling, general and administrative cost management.
Other
Other net sales decreased as a result decreased traffic at our retail outlets due to temporary store closures during the nine months of 2020 as a result of the COVID-19 pandemic and continued declines in hosiery sales in the United States. Operating margin decreased due to the decrease in sales volume.

Corporate
Corporate expenses included certain administrative costs including restructuring and other action-related charges. Corporate expenses were higher in the nine months of 2020 compared to the same period of 2019 due to higher restructuring and other action-related charges and higher bad debt expense as a result of charges for bankruptcies partially offset by cost savings initiatives implemented in response to the COVID-19 pandemic. Included in restructuring and other action-related charges in the nine months ended September 26, 2020 were $52 million of asset write-down charges recorded as a result of the ongoing effects of the COVID-19 pandemic and $49 million of supply chain re-start up charges primarily related to incremental costs incurred, such as freight and sourcing premiums, to expedite product to meet customer demand following the extended shut-down of parts of our manufacturing network as a result of the COVID-19 pandemic. Supply chain actions include actions to reduce overhead costs. Program exit charges are costs associated with exiting the C9 Champion mass program and the DKNY intimate apparel license. Other restructuring costs include action-related costs such as workforce reductions, as well as acquisition and integration charges for smaller acquisitions in 2019.

	Nine Months Ended
	September 26, 2020	September 28, 2019
	(dollars in thousands)
Restructuring and other action-related charges included in operating profit:
Supply chain actions - 2019	$6,632	$39,714
Supply chain actions - 2020	14,705	—
Program exit costs	9,856	—
Other restructuring costs	12,799	4,205
COVID-19 related charges:
Supply chain re-startup	48,893	—
Bad debt	11,375	—
Inventory	20,485	—
Intangible assets	20,319	—
Total restructuring and other action-related charges included in operating profit	$145,064	$43,919
Liquidity and Capital Resources
Cash Requirements and Trends and Uncertainties Affecting Liquidity
We rely on our cash flows generated from operations and the borrowing capacity under our credit facilities to meet the cash requirements of our business. Our primary uses of cash are payments to our employees and vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments, contributions to our pension plans, regular quarterly dividend payments and income tax payments. The rapid expansion of the COVID-19 pandemic has resulted in a decline in net sales and earnings in the nine months of 2020, which has a corresponding impact on our liquidity. We are focused on preserving our liquidity and managing our cash flow during these unprecedented conditions with preemptive actions to enhance our ability to meet our short-term liquidity needs. Such actions have included, but are not limited to: selling PPE, such as cloth face coverings and gowns; operating manufacturing and distribution facilities on a demand-adjusted basis; reducing our discretionary spending such as certain media and marketing expenses; focused working capital management; reducing capital expenditures; suspending our share repurchase program until further notice which is currently prohibited under the Senior Secured Credit Facility; reducing payroll costs through temporary employee furloughs and pay cuts; working globally to maximize our participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic; engaging with landlords to negotiate rent deferrals or other rent concessions; issuing new debt and amending certain existing debt facilities.

In April 2020, given the rapidly changing environment and level of uncertainty being created by the COVID-19 pandemic and the associated impact on future earnings, we amended our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. The amendment effects changes to certain provisions and covenants under the Senior Secured Credit Facility during the period beginning with the fiscal quarter ending June 27, 2020 and continuing through the fiscal quarter ending July 3, 2021 (such period of time, the “Covenant Relief Period”), including: (a) suspension of compliance with the maximum leverage ratio; (b) reduction of the minimum interest coverage ratio from 3.00 to 1.00 to (i) 2.00 to 1.00 for the fiscal quarters ending June 27, 2020 through April 3, 2021 and (ii) 2.25 to 1.00 for the fiscal quarter ending July 3, 2021; (c) a minimum last twelve months EBITDA covenant of $625 million as of June 27, 2020, $505 million as of September 26, 2020, $445 million as of January 2, 2021, $435 million as of April 3, 2021 and $505 million as of July 3, 2021; (d) a minimum liquidity covenant of $300 million, increasing to $400 million upon certain conditions; (e) increased limitations on investments, acquisitions, restricted payments and the incurrence of indebtedness; and (f) anti-cash hoarding provisions. During the Covenant Relief Period, the applicable margin and applicable commitment fee margin will be calculated assuming the leverage ratio is greater than or equal to 4.50 to 1.00. The amendment also permanently amends the definition of “leverage ratio” for purposes of the financial covenant calculation to remove the maximum amount of cash allowed to be netted from the definition of “indebtedness” and to allow for the netting of cash from certain foreign subsidiaries. We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions caused by the COVID-19 pandemic worsen and our earnings and operating cash flows do not start to recover as currently estimated by us, this could impact our ability to maintain compliance with our financial covenants and require us to seek additional amendments to our Senior Secured Credit Facility. If we are not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
In May 2020, we issued $700 million aggregate principal amount of 5.375% Senior Notes which will mature on May 15, 2025. The net proceeds from the issuance of $691 million were used to repay all outstanding borrowings under our Revolving Loan Facility, pay related fees and expenses, and for general corporate purposes.
In September 2020, we amended the European Revolving Loan Facility primarily to extend the maturity date to December 2020.
We cannot assure you that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. We believe we have sufficient cash and available borrowings for at least one year from the issuance of these financial statements based on our current expectations and forecasts.
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our Accounts Receivable Securitization Facility and our international loan facilities, including our Australian Revolving Loan Facility and our European Revolving Loan Facility.
We had the following borrowing capacity and available liquidity under our credit facilities as of September 26, 2020:

	As of September 26, 2020
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility	$1,000,000	$989,097
Australian Revolving Loan Facility	42,433	42,433
European Revolving Loan Facility	116,604	116,604
Accounts Receivable Securitization Facility(1)	—	—
Other international credit facilities	159,525	117,953
Total liquidity from credit facilities	$1,318,562	$1,266,087
Cash and cash equivalents		731,481
Total liquidity		$1,997,568

(1)Borrowing availability under the Accounts Receivable Securitization Facility is subject to a quarterly fluctuating facility limit, not to exceed $225 million, and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans.

The following have impacted or may impact our liquidity:
•The negative impact of the COVID-19 pandemic on our business as discussed above under “Impact of COVID-19 on Our Business.”
•For the nine months ended September 26, 2020 and prior to the expansion of COVID-19, we entered into transactions to repurchase approximately 14.5 million shares of our common stock at a total cost of $200 million. At September 26, 2020, the remaining repurchase authorization under our current share repurchase program totaled approximately 25.5 million shares. While we may repurchase additional shares of our common stock in the future, the program has been suspended in connection with the amendment to our Senior Secured Credit Facility described above.
•We have historically paid a regular quarterly dividend. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to our actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of our Board of Directors.
•We have principal and interest obligations under our debt and ongoing financial covenants under those debt facilities, even after taking into account recent amendments.
•We have invested in efforts to accelerate worldwide omnichannel and global growth initiatives, as well as marketing and brand building. We anticipate capital expenditures to decrease for the remainder of 2020 compared to the prior year as we tightly manage spending to help mitigate the potential negative impact of the COVID-19 pandemic on our business and liquidity.
•We expect to continue to invest in efforts to improve operating efficiencies and lower costs.
•Although currently prohibited under our Senior Secured Credit Facility, in the future, we may pursue strategic business acquisitions.
•We made a contribution of $25 million to our U.S. pension plan in the nine months ended September 26, 2020. We may also elect to make additional voluntary contributions.
•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. Consistent with our investment strategy as it pertains to our historical foreign earnings as of December 28, 2019, we intend to remit historical foreign earnings totaling approximately $1.0 billion.
•We are obligated to make installment payments over an eight-year period related to our transition tax liability resulting from the implementation of the Tax Act, which began in 2018, in addition to any estimated income taxes due based on current year taxable income. In the nine months ended September 26, 2020, we made an installment payment of $10 million on our transition tax liability. We currently have a remaining balance due of approximately $90 million to be paid in installment payments through 2025.
•In May 2020, we issued $700 million aggregate principal amount of 5.375% Senior Notes. The net proceeds from the issuance were used to repay all outstanding borrowings under our Revolving Loan Facility, pay related fees and expenses, and for general corporate purposes.
•We have sold $931 million of PPE globally to governments, large organizations, business-to-business customers and consumers for use to help mitigate the spread of the COVID-19 virus.
•Employee furloughs and pay cuts, as well as reductions in discretionary spending such as certain media and marketing expenses, have reduced selling, general and administrative costs.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the nine months ended September 26, 2020 and September 28, 2019 was derived from our condensed consolidated interim financial statements.

	Nine Months Ended
	September 26, 2020	September 28, 2019
	(dollars in thousands)
Operating activities	$231,222	$244,700
Investing activities	(41,084)	(97,780)
Financing activities	203,441	(285,616)
Effect of changes in foreign currency exchange rates on cash	9,052	1,008
Change in cash, cash equivalents and restricted cash	402,631	(137,688)
Cash, cash equivalents and restricted cash at beginning of year	329,923	455,732
Cash, cash equivalents and restricted cash at end of period	732,554	318,044
Less restricted cash at end of period	1,073	1,020
Cash and cash equivalents per balance sheet at end of period	$731,481	$317,024
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net income and changes in our working capital, and is subject to certain risks related to the COVID-19 pandemic. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to the prior year, the lower net cash provided by operating activities was primarily due to lower net income partially offset by improved working capital management. Cash used by operating activities includes a $25 million and a $26 million contribution to our U.S. pension plan made in the first quarter of 2020 and 2019, respectively.
Investing Activities
The decrease in cash used by investing activities in the nine months of 2020 compared to 2019 was primarily the result of a decrease in capital investments into our business to support our global growth initiatives in 2020 and the indemnification escrow payment of $21 million related to the Bras N Things acquisition made during the third quarter of 2019. We anticipate capital expenditures to decrease for the remainder of the year compared to the prior year as we tightly manage spending to help mitigate the potential negative impact of the COVID-19 pandemic on our business and liquidity.
Financing Activities
Net cash from financing activities increased primarily as a result of higher borrowings as compared to the same period of 2019 resulting from the issuance of $700 million aggregate principal amount of 5.375% Senior Notes in May 2020. We increased our borrowings in the nine months of 2020 primarily to strengthen our cash position and to provide us with additional financial flexibility to manage our business with a safety-first emphasis during the unknown duration and impact of the COVID-19 pandemic. Additionally, in the first quarter of 2020, we repurchased shares at a total cost of $200 million.
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
In September 2020, we amended the European Revolving Loan Facility primarily to extend the maturity date to December 2020.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of September 26, 2020, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. We continue to monitor our covenant compliance carefully. Under the terms of our Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio covenant is the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense and the leverage ratio covenant is the ratio of our net debt to EBITDA for the preceding four fiscal quarters. EBITDA is defined as earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility. In April 2020, given the rapidly changing environment and level of uncertainty being created by the COVID-19 pandemic and the associated impact on future earnings, we amended our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. We expect to maintain compliance with our covenants for at least one year from the date of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 or other SEC filings could cause noncompliance.
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
Recently Issued Accounting Pronouncements
For a summary of recently issued accounting pronouncements, see Note, “Recent Accounting Pronouncements” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 28, 2019.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 26, 2020 due to a material weakness in internal control over financial reporting described in management’s annual report on internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 28, 2019.
Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer, have determined, based on the procedures we have performed, that the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at September 26, 2020 and for the periods presented in accordance with U.S. GAAP.
Remediation Plan for Material Weakness
Management continues to enhance its internal control over financial reporting and to take steps to remediate the material weakness identified during the year ended December 28, 2019 related to income taxes. During the quarter ended June 27, 2020, we made progress in our remediation of the control deficiency noted above. In order to remediate the material weakness in our internal controls related to accounting for income taxes, management enhanced processes and internal controls related to deferred income taxes, effective income tax rate reconciliation and related disclosures. These enhanced controls include documentation evidencing the effective design and operation of annual and quarterly controls related to various aspects of deferred taxes and tax rate reconciliation.
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
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to the risk factors set forth in our Form 10-K for the fiscal year ended December 28, 2019, except for the following risk factor which supplements and updates the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020:
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

The COVID-19 global pandemic has significantly impacted economic activity and markets throughout the world. In response, governmental authorities have implemented numerous measures in an attempt to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. These actions, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, have adversely impacted our financial results and may continue to do so in the future. We may face additional store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. In addition, many of our customers, including significant customers in our wholesale distribution channels, may close many of their stores, which will adversely impact our revenues from these customers. As a result, our financial results could be materially adversely impacted.
Consumer fears about becoming ill with the disease may continue, which will continue to adversely affect traffic to our and our customers' stores. Consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including a significant economic downturn, resulting from the COVID-19 global pandemic. This may negatively impact sales in our stores and our e-commerce channel and may cause our wholesale customers to purchase fewer products from us. The continued significant reduction in consumer visits to, and spending at, our and our customers' stores, caused by COVID-19, and any decreased spending at retail stores or online caused by decreased consumer confidence and spending following the pandemic, would result in a loss of sales and profits and other material adverse effects, including customer bankruptcies which could reduce or eliminate our anticipated income and cash flows, which would negatively affect our results of operations and liquidity. Even if customers do not declare bankruptcy, they may seek to extend payment terms or be unable or unwilling to pay us amounts that we are entitled to on a timely basis or at all, which would adversely affect our sales and liquidity.
The COVID-19 global pandemic resulted in the temporary shut-down of many of our supply chain facilities, and we experienced significant costs associated with reopening those facilities. The pandemic continues to have the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. We may also see disruptions or delays in shipments and negative impacts to pricing of certain components of our products.
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
A disruption of global financial markets as a result of the COVID-19 global pandemic could have a negative impact on our ability to access capital in the future.
As a result of the COVID-19 global pandemic, including related guidance or requirements of governmental or other authorities, we also have implemented a work from home policy for many of our corporate employees. This policy may negatively impact productivity and cause other disruptions to our business.
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

10.1
Inducement Restricted Stock Unit Grant Notice and Agreement with Stephen B. Bratspies (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-240312) filed with the Securities and Exchange Commission on August 3, 2020).*

10.2
Inducement Performance Stock Unit Grant Notice and Agreement with Stephen B. Bratspies (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-240312) filed with the Securities and Exchange Commission on August 3, 2020).*

10.3
Inducement Stock Option Grant Notice and Agreement with Stephen B. Bratspies (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-240312) filed with the Securities and Exchange Commission on August 3, 2020).*

10.4	Letter Agreement with Kristin Oliver dated August 15, 2020.*

10.5
Inducement Sign-On Restricted Stock Unit Grant Notice and Agreement with Kristin Oliver (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-248667) filed with the Securities and Exchange Commission on September 8, 2020).*

10.6
Inducement Long-Term Incentive Plan Restricted Stock Unit Grant Notice and Agreement with Kristin Oliver (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-248667) filed with the Securities and Exchange Commission on September 8, 2020).*

10.7
Inducement Long-Term Incentive Plan Performance Stock Unit Grant Notice and Agreement with Kristin Oliver (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-248667) filed with the Securities and Exchange Commission on September 8, 2020).*

31.1	Certification of Stephen B. Bratspies, Chief Executive Officer.

31.2	Certification of M. Scott Lewis, Interim Chief Financial Officer.

32.1	Section 1350 Certification of Stephen B. Bratspies, Chief Executive Officer.

32.2	Section 1350 Certification of M. Scott Lewis, Interim Chief Financial Officer.

101.INS XBRL	Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document
*    Management contract or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ M. Scott Lewis
M. Scott Lewis Interim Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: November 5, 2020