Form 10-K
period 2021-01-02
Hanesbrands Inc.
filed 2021-02-12
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 26, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3,614,190,632 (based on the closing price of the common stock of $10.46 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).
As of January 29, 2021, there were 348,804,893 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2021 annual meeting of stockholders.

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
Company Overview
Hanesbrands Inc. (collectively with its subsidiaries, “Hanesbrands,” “we,” “us,” “our” or the “Company”) is a socially responsible leading marketer of everyday basic innerwear and activewear apparel in the Americas, Europe, Australia and Asia/Pacific under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, DIM, Bali, Maidenform, Playtex, Bras N Things, Nur Die/Nur Der, JMS/Just My Size, Wonderbra, Lovable, Alternative, Berlei, L’eggs and Gear for Sports. Our products are marketed to consumers shopping in mass merchants, mid-tier and department stores, specialty stores and the consumer-directed channel, which includes our owned retail locations, as well as e-commerce sites.
Unlike most apparel companies, Hanesbrands primarily operates its own manufacturing facilities. Over 70% of the apparel units that we sell are manufactured in our own plants or those of dedicated contractors. Owning the majority of our supply chain not only impacts cost, scale and flexibility, but also the ability to adhere to best-in-class management and environmental practices.
We operate in the global innerwear and global activewear apparel categories. These are stable, heavily branded categories where we have a strong consumer franchise based on a global portfolio of industry-leading brands that we have built over multiple decades, through hundreds of millions of direct interactions with consumers. With the arrival of our new Chief Executive Officer in August of 2020, we undertook a comprehensive global business review focused on building consumer-centric growth. The review resulted in our Full Potential plan, which is our multi-year growth strategy that focuses on four pillars to drive growth and enhance long-term profitability and identifies the initiatives to unlock growth. Our four pillars of growth are to grow the Champion brand globally, drive growth in Innerwear with brands and products that appeal to younger consumers, build e-commerce excellence across channels and streamline our global portfolio. In order to deliver this growth and create a more efficient and productive business model, we have launched a multi-year cost savings program intended to substantially self-fund the investments necessary to achieve the Full Potential plan’s objectives. We remain highly confident that our strong brand portfolio, world-class supply chain and diverse category and geographic footprint will help us unlock our full potential, deliver long-term growth and create stockholder value.
We take great pride in our strong reputation for ethical business practices and the success of our corporate responsibility program for community and environmental improvement. Hanesbrands earned a leadership level A score in the 2020 CDP Climate Change Report and has been a U.S. Environmental Protection Agency Energy Star Sustained Excellence Award winner for 11 consecutive years. We are also a recognized leader for our community-building, philanthropy and workplace practices. We are continuing our commitment to make the world a more comfortable, livable and inclusive place by establishing new, wide-ranging 2030 global sustainability goals and launching a new sustainability website, www.HBISustains.com, that is designed to increase our transparency and reporting on key metrics. We approach sustainability from a broad, holistic perspective and focus our efforts in areas addressed by the United Nations’ Sustainable Development Goals, such as: good health and well-being; quality education; gender equality; climate action; clean water and sanitation; affordable and clean energy; economic growth; reduced inequalities; and responsible consumption and production.

Our fiscal year ends on the Saturday closest to December 31. All references to “2020”, “2019” and “2018” relate to the 53-week fiscal year ended on January 2, 2021, and the 52-week fiscal years ended on December 28, 2019 and December 29, 2018, respectively.
We make available copies of materials we file with, or furnish to, the SEC free of charge at www.Hanes.com/investors (in the “Investors” section). By referring to our corporate website, www.Hanes.com/corporate, our sustainability website, www.HBISustains.com, or any of our other websites, we do not incorporate any such website or its contents into this Annual Report on Form 10-K.
Our Brands
Our portfolio of leading brands is designed to address the needs and wants of various consumer segments across a broad range of basic apparel products. Our brands have strong consumer positioning that helps distinguish them from competitors and guides their advertising and product development. We discuss some of our most important brands in more detail below.
Hanes is the largest and most widely recognized brand in our portfolio. Hanes is the number one selling apparel brand in the United States and is found in nine out of 10 U.S. households. The Hanes brand covers all of our product categories, including men’s underwear, women’s panties, children’s underwear, bras, socks, T-shirts, fleece, shapewear and sheer hosiery. Hanes stands for outstanding comfort, style and value. Hanes is one of the most widely distributed brands in apparel, with a presence across mass merchandise retailers, e-commerce sites, discount stores and department stores. Through collaborations with third parties, the brand has also gained distribution with specialty retailers like Urban Outfitters and in high-end retail establishments like Nordstrom and Bloomingdales.
Champion is our second-largest brand. Founded in Rochester, New York in 1919, Champion has always been known for authentic American style and performance and helped pioneer some of the most important innovations in athleticwear, including reverse weave sweatshirts, mesh practice uniforms and sports bras. Champion athleticwear can be found in sporting goods retailers, e-commerce sites, department stores, college bookstores and specialty retailers, including Urban Outfitters, Zumiez and PacSun. In addition, Champion has collaborated with designers and other iconic brands around the world, including Coca-Cola, Dr. Seuss, Todd Snyder, Off-White, Beams and Coach. We believe the Champion brand continues to be a powerful global growth platform for Hanesbrands.
Our global portfolio includes two other megabrands with strong heritage and deep household penetration in their respective markets. The Bonds brand is over a century old and is the number one brand of men’s underwear, women’s underwear, children’s underwear, socks and babywear in Australia. DIM is a flagship European brand and a mass market leader in hosiery, men’s underwear, intimate apparel and socks in France.
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
In addition, we offer a variety of products under the following well-known brands: Bras N Things, Nur Die/Nur Der, JMS/Just My Size, Wonderbra, Lovable, Alternative, Berlei, L’eggs, and Gear for Sports.
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

The following table summarizes our operating segments by product category:

Segment	Primary Products	Primary Brands
Innerwear	Basics, including men’s underwear, women’s panties, children’s underwear and socks	Hanes, Champion, JMS/Just My Size, Bali, Maidenform, Polo Ralph Lauren*
	Intimate apparel, such as bras and shapewear	Bali, Maidenform, Hanes, Playtex, JMS/Just My Size, Wonderbra

Activewear	T-shirts, fleece, sport shirts, performance T-shirts and shorts, sports bras, thermals and teamwear	Champion, Hanes, Alternative, JMS/Just My Size, Gear for Sports, Hanes Beefy-T

International	Activewear, men’s underwear, women’s panties, children’s underwear, intimate apparel, socks, hosiery and home goods	Champion, Bonds, DIM, Sheridan, Bras N Things, Hanes, Nur Die/Nur Der, Playtex, Lovable, Wonderbra, Berlei, Shock Absorber, Maidenform, Zorba, Rinbros, Abanderado, Sol y Oro, Polo Ralph Lauren*

*	Brand used under a license agreement.
In 2020, we leveraged our product development expertise and global supply chain capabilities to quickly pivot to large-scale production of personal protective equipment (“PPE”), such as cloth face coverings and gowns, to supply to governments, large organizations, business-to-business customers and consumers for use to help mitigate the spread of the COVID-19 virus. During 2020, sales of PPE are included in our Innerwear and International segments.
Innerwear
Our Innerwear segment includes core apparel products, such as men’s underwear, women’s panties, children’s underwear, socks and intimate apparel which includes bras and shapewear, sold in the United States, under well-known brands that are trusted by consumers. We are the intimate apparel category leader in the United States with our Hanes, Bali, Maidenform, Playtex, Champion and JMS/Just My Size brands, and we are also the leading manufacturer and marketer of men’s underwear and children’s underwear in the United States under the Hanes, Champion and Polo Ralph Lauren brands. In 2020, Innerwear also includes sales of PPE including products such as cloth face coverings and gowns. During 2020, net sales from our Innerwear segment were $3.0 billion, representing approximately 45% of total net sales.
Activewear
Our Activewear segment includes activewear products, such as T-shirts, fleece, performance apparel, sport shirts and thermals, sold in the United States. We are a leader in the activewear market through our Champion, Hanes, Alternative, and JMS/Just My Size brands, where we sell products such as T-shirts and fleece to both retailers and wholesalers. We also license our Champion name for footwear and sports accessories. In our American Casualwear business, we supply our T-shirts, sport shirts and fleece products, including brands such as Hanes, Champion, Alternative and Hanes Beefy-T, to customers, primarily wholesalers, who then resell to the embellishment channel, and the consumer-directed channel. We sell licensed logo apparel in the mass retail channel and in collegiate bookstores and other channels under our Champion, Gear for Sports, Knights Apparel and Alternative Apparel brands. During 2020, net sales from our Activewear segment were $1.2 billion, representing approximately 18% of total net sales.
International
Our International segment includes innerwear, activewear, hosiery and home goods products, sold outside of the United States, that are primarily marketed under the Champion, Bonds, DIM, Sheridan, Bras N Things, Hanes, Nur Die/Nur Der, Playtex, Lovable, Wonderbra, Berlei, Shock Absorber, Maidenform, Zorba, Rinbros, Abanderado, Sol y Oro, Polo Ralph Lauren, and Bellinda brands. Our Innerwear brands are market leaders across Australia and Western and Central Europe. In the intimate apparel category, we hold the number one market share in Australia and the number two market share in France and Italy. We are also the category leader in men’s underwear in Australia, France and Spain, and in hosiery in France and Germany. In 2020, the International segment also includes sales of PPE. During 2020, net sales from our International segment were $2.3 billion, representing approximately 35% of total net sales and included sales primarily in Europe, Australasia, Asia, Canada, Latin America, the Middle East and Africa. Our largest international markets are Europe, Australasia, Japan, Canada, China, Mexico and South Korea.

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
Customers and Distribution Channels
Our products are primarily distributed through two main channels: indirectly through our third-party brick-and-mortar wholesale customers and directly through consumer-directed sales. Third-party brick-and-mortar wholesale revenue is primarily generated by sales of our products to retailers to support their brick-and-mortar operations, as well as by royalty revenue from licensing agreements. Consumer-directed revenue is primarily generated by sales to individual consumers through our own stores or e-commerce platforms, which include both our owned sites and the sites of our retail customers. In 2020, approximately 72% of our total net sales were to third-party brick-and-mortar customers and 28% of our total net sales were consumer-directed. Additionally, third-party brick-and-mortar wholesale revenue for the year ended January 2, 2021 includes $646 million of revenue from contracts with governments in the United States and abroad generated from the sale of both cloth face coverings and gowns for use to help mitigate the spread of the coronavirus during the COVID-19 pandemic.
In 2020, approximately 65% of our total net sales were in the United States and approximately 35% were outside the United States. Within the United States, approximately 75% of our net sales were wholesale sales to retailers and wholesalers and 25% were consumer-directed. Our largest customer is Walmart Inc. (“Walmart”), accounting for 15% of our total net sales and 17% of our total apparel net sales in 2020. As is common in the basic apparel industry, we generally do not have purchase agreements that obligate our customers to purchase our products. However, the majority of our key customer relationships have been in place for 10 years or more. Walmart is our only customer with sales that exceeded 10% of our total net sales and total apparel net sales in 2020, with substantially all Walmart sales reported within our Innerwear and Activewear segments.
Sales to mass merchants in the United States accounted for approximately 18% of our total net sales in 2020 and included all of our product categories under our Hanes, Champion, Playtex, Maidenform and JMS/Just My Size brands, as well as licensed logo apparel. Mass merchants feature high-volume, low-cost sales of basic apparel items along with a diverse variety of consumer goods products, such as grocery and drug products and other hard lines, and are characterized by large retailers, such as Walmart and Target Corporation. Our largest mass merchant customer is Walmart.
Sales to mid-tier and department stores in the United States accounted for approximately 5% of our total net sales in 2020. Mid-tier stores target a higher-income consumer than mass merchants, focus more on sales of apparel items rather than other consumer goods such as grocery and drug products and are characterized by large retailers such as Kohl’s Corporation. We sell all of our product categories in mid-tier stores. Traditional department stores target higher-income consumers and carry more high-end, fashion conscious products than mid-tier stores or mass merchants and tend to operate in higher-income areas and commercial centers. Traditional department stores are characterized by large retailers such as Macy’s, Inc. and Nordstrom Inc. We sell products in our intimate apparel, underwear, socks, hosiery and activewear categories through department stores.

Consumer-directed sales in the United States accounted for approximately 16% of our total net sales in 2020. We sell products that span across the Innerwear and Activewear product categories in the e-commerce environment through our owned e-commerce websites and through pure play e-commerce sites, such as Amazon.com (“Amazon”). We also sell a range of our products through our retail and value-based outlet stores, as well as through the e-commerce sites of our brick-and-mortar retail customers.
Sales to other customers in the United States represented approximately 26% of our total net sales in 2020. We sell T-shirts, golf and sport shirts and fleece sweatshirts to wholesalers and third-party embellishers primarily under our Hanes, Champion and Hanes Beefy-T brands. We also sell a significant range of our underwear, activewear and socks products under the Champion brand to wholesale clubs, such as Costco Wholesale Corporation, and sporting goods stores, such as DICK’S Sporting Goods Inc. We sell primarily legwear and underwear products under the Hanes and L’eggs brands to food, drug and variety stores. We also sell licensed logo apparel in collegiate bookstores. We sell products that span across our Innerwear and Activewear segments to the United States military for sale to servicemen and servicewomen and through discount retailers, such as the Dollar General Corporation. In 2020, we also sold reusable PPE, including cloth face coverings and gowns, to national, state and local government agencies to supplement supplies of nonsurgical personal protection and to large organizations, business-to-business customers and consumers for use during the COVID-19 pandemic.
Internationally, approximately 65% of our net sales were wholesale sales to retailers and 35% of our net sales were consumer-directed sales through our owned retail stores and e-commerce sites. For more information about our sales on a geographic basis, see Note, “Geographic Area Information,” to our consolidated financial statements.
Manufacturing, Sourcing and Distribution
During 2020, over 70% of the apparel units we sold were from finished goods manufactured through a combination of facilities we own and operate, and facilities owned and operated by dedicated third-party contractors who perform some of the steps in the manufacturing process for us, such as dyeing, cutting and/or sewing. We sourced the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. In making decisions about the location of manufacturing operations and third-party sources of supply, we consider a number of factors, including labor, local operating costs, geopolitical factors, product quality, regional infrastructure, applicable quotas and duties and freight costs. We believe that our balanced approach to product supply, which relies on a combination of owned, contracted and sourced manufacturing located across different geographic regions, increases the efficiency of our operations, reduces product costs and offers customers a reliable source of supply.
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
All contracted and sourced manufacturing must meet our high-quality standards. Further, all contractors and third-party manufacturers must be preaudited and adhere to our strict supplier and business practices guidelines. These requirements provide strict standards that, among other things, cover hours of work, age of workers, health and safety conditions, freedom of association and conformity with local laws (including wage and hour laws) and Hanesbrands’ standards. Each new supplier must be inspected and agree to comprehensive compliance terms prior to commencing any production on our behalf. We audit compliance with these standards against our 265-question, scored audit protocol using both internal and external audit teams. We are also a fully accredited participating company in the Fair Labor Association. For more information, visit www.HBISustains.com.

Distribution
As of January 2, 2021, we distributed our products from 45 distribution centers. These facilities include 15 facilities located in the United States and 30 facilities located outside the United States, primarily in regions where we sell our products. We internally manage and operate 31 of these facilities, and we use third-party logistics providers who operate the other 14 facilities on our behalf. International distribution operations use a combination of third-party logistics providers, as well as owned and operated distribution operations, to distribute goods to our various international markets.
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
Seasonality and Other Factors
Absent the effects of the COVID-19 pandemic in 2020, our operating results are subject to some variability due to seasonality and other factors. For instance, we generally have higher sales during the back-to-school and holiday shopping seasons and during periods of cooler weather, which benefits certain product categories such as fleece. Our diverse range of product offerings, however, provides some mitigation to the impact of seasonal changes in demand for certain items. Sales levels in any period are also impacted by customer decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
Product Innovation and Marketing
A significant component of our business strategy is our strong product research and development and innovation capabilities, including the development of new and improved products, including our Tagless apparel platform, Comfort Flex Fit apparel platform, ComfortBlend fabric platform, temperature-control X-Temp fabric platform, FreshIQ advanced odor protection technology fabric platform, SmoothTec fabric technology, Cool Comfort fabric technology, DreamWire underwire technology and Reverse Weave StormShell Fleece fabric technology.
Driving innovation platforms across brands and categories is a major element of our business strategy as it is designed to meet key consumer needs and leverage advertising dollars. During 2020, our advertising and promotion expense was approximately $130 million, representing 2% of our total net sales. We advertise in consumer and trade publications, television and through digital initiatives including social media, online video and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media and television.
Competition
The basic apparel market is highly competitive and rapidly evolving. Competition generally is based upon brand, comfort, fit, style and price. Our businesses face competition today from other large domestic and foreign corporations and manufacturers. In the United States, Fruit of the Loom, Inc., a subsidiary of Berkshire Hathaway Inc., competes with us across our Innerwear and Activewear segments through its own offerings and those of its Russell Corporation and Vanity Fair Intimates offerings. Other competitors in our Innerwear segment include L Brands Inc.’s Victoria’s Secret brand and Jockey International, Inc. Other competitors in our Activewear segment include Gildan Activewear, Inc. and Gap Inc. Large European intimate apparel distributors such as Triumph International and Calzedonia S.p.A. Group, as well as international activewear retailers such as Nike, Adidas, Puma, Under Armour and Converse, compete with us in our International segment. We also compete with many small manufacturers across all of our business segments, including our International segment. Additionally, mass merchant retailers, department stores and other retailers, including many of our customers, market and sell basic apparel products under private labels and controlled brands that compete directly with our brands. Our competitive strengths include our strong brands with leading market positions, our industry-leading innovation, our high-volume, core products focus, our significant scale of operations, our global supply chain and our strong customer relationships. We continually strive to improve in each of these areas.
Intellectual Property
We market our products under hundreds of our own trademarks in the United States and other countries around the world, the most widely recognized of which are Hanes, Champion, Bonds, DIM, Bali, Maidenform, Playtex, Sheridan, Bras N Things, Nur Die/Nur Der, JMS/Just My Size, Wonderbra, Lovable, Alternative, Berlei, L’eggs, Gear for Sports, Shock Absorber, Zorba, Rinbros and Abanderado. Some of our products are sold under trademarks that have been licensed from third parties, such as Polo Ralph Lauren men’s underwear, and licensed apparel for a number of colleges and universities, including the University of Georgia and the University of North Carolina at Chapel Hill.
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
Governmental Regulation and Environmental Matters
We are subject to federal, state and local laws and regulations in the United States that could affect our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. Some of our international businesses are subject to similar laws and regulations in the countries in which they operate. Certain of our products, including compression hosiery, face coverings and gowns, are required to be manufactured in compliance with applicable governmental standards. Our operations also are subject to various international trade agreements and regulations. While we believe that we are in compliance in all material respects with all applicable governmental regulations, current governmental regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.
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

Compliance with government regulations, including environmental regulations, has not had, and based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on our capital expenditures (including expenditures for environmental control facilities), earnings or competitive position. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements upon our company and which could negatively impact our operating results. See Item 1A - "Risk Factors.”
Sustainability
Unlike most apparel companies, we primarily self-manufacture our own products in facilities that we own and operate or those of our dedicated third-party contractors. Owning the majority of our supply chain not only impacts cost, scale and flexibility, but also allows us to adhere to best-in-class management and environmental practices. We are protective of our strong reputation for corporate citizenship and social responsibility and proud of our significant achievements in the areas of environmental stewardship, workplace quality and community building.
Issues such as climate change, water stress and unethical labor or human rights practices within supply chains pose risks to our business and our ability to produce our products in an ethical and sustainable manner. We assess and evaluate these risks annually as part of our Enterprise Risk Management process, which is overseen by the Audit Committee of our Board of Directors. We also have a dedicated team responsible for managing our global sustainability program. Our Chief Executive Officer is responsible for setting overall business strategy, including our commitment to sustainability. He directly oversees our Corporate Social Responsibility Executive Steering Committee which has ultimate management oversight of our global sustainability program and meets quarterly to assess the program’s effectiveness. To drive the program across our entire organization on a global basis, we have also put in place a Global Sustainability Consortium comprising over 75 employees from multiple countries and functional areas who are responsible for executing our global sustainability initiatives and goals.
We approach sustainability from a broad, holistic perspective and focus our efforts in areas addressed by the United Nations’ Sustainable Development Goals, such as: good health and well-being; quality education; gender equality; climate action; clean water and sanitation; affordable and clean energy; economic growth; reduced inequalities; and responsible consumption and production. We are continuing our commitment to make the world a more comfortable, livable and inclusive place by establishing new, wide-ranging 2030 global sustainability goals and launching a new sustainability website, www.HBISustains.com, that is designed to increase our transparency and reporting on key metrics. Key highlights of our 2030 global sustainability goals include:
•People: By 2030, improve the lives of at least 10 million people through health and wellness programs, diversity and inclusion initiatives, improved workplace quality, and philanthropic efforts that improve local communities.
•Planet: By 2030, reduce greenhouse gas emissions by at least 25% to align with science-based targets, reduce water use by 25%, use 100% renewable electricity in company-owned operations, and bring landfill waste to zero.
•Product: At an even quicker pace, eliminate all single-use plastics and reduce packaging weight by 25% while also moving to 100% recycled polyester and sustainably sourced cotton.
These efforts build upon our long-standing commitment to sustainability. Hanesbrands earned an industry-leading A score in the 2020 CDP Climate Change Report, following strong “A-” scores in 2018 and 2019, and has been a U.S. Environmental Protection Agency Energy Star Sustained Excellence Award winner for 11 consecutive years. We are members of the Fair Labor Association, the Sustainable Apparel Coalition, The Sustainability Consortium and the Corporate Eco Forum, and we have been recognized for our socially responsible business practices by such organizations as social compliance rating group Free2Work, the United Way, Corporate Responsibility magazine and others.
Human Capital Management
Employees and Labor Relations
As of January 2, 2021, we had approximately 61,000 employees, over 88% of whom (approximately 54,000) are located outside the United States. Over 80% of our workforce (approximately 49,000 employees) is employed in our large-scale supply chain facilities located primarily in Central America, the Caribbean Basin and Asia. Over 93% of our workforce (approximately 56,000 employees) consists of full-time employees. As of January 2, 2021, less than 10 employees in the United States were covered by collective bargaining agreements. A significant portion of our employees based in foreign countries are represented by works councils or unions or are subject to trade-sponsored or governmental agreements. We believe our relationships with our employees are good.
Health and Safety
We prioritize the health and safety of our employees. We have created and implemented processes and training programs to maintain safe and healthy work environments in our offices, manufacturing facilities, distribution centers and retail stores, and we review and monitor our performance closely. During the year ended January 2, 2021, our Occupational Safety and Health Administration ("OSHA") recordable rate was 0.34, a decrease of 13% over the prior year. In response to the COVID-19 global pandemic, we enhanced our health and safety operating procedures by, among other things:
•Providing additional sanitation and enhanced ventilation;
•Implementing mandatory mask usage and social distancing measures;
•Installing protective barriers, such as sneeze guards;
•Limiting building occupancy and staggering work schedules;
•Zoning employees to segregate work teams;
•Instituting temperature checks and daily digital health self-assessments; and
•Rigorous contact tracing, testing and quarantining of employees when needed.
In addition, we provided enhanced employee benefits to our global workforce to ensure access to care, including onsite wellness clinics, payment of health insurance premiums for furloughed employees, free COVID-19 testing and mental health resources.
Diversity and Inclusion
As a global company operating in more than 40 countries on six continents, our employees represent different backgrounds, ethnicities, cultures, religions, genders, sexual orientations and ages. We believe these different perspectives strengthen our business and we strive to build an inclusive culture. As of January 2, 2020, our global workforce was approximately 33% male and 67% female, and of our domestic workforce, our employees were approximately 56% white, approximately 22% Black or African American, approximately 13% Hispanic or Latino, approximately 3.5% Asian, approximately 0.5% American Indian or Alaskan Native and approximately 2% two or more races.
Talent Development
Our talent strategy is focused on attracting the best talent, recognizing and rewarding their performance, and continually developing, engaging and retaining them. We regularly review succession plans and conduct annual assessments to identify talent needs, assess how we are positioned from a talent perspective, and prioritize actions to identify and develop talent. We also cultivate a learning environment that drives individual and business results by developing employees to reach their full potential. HBI University, our global learning platform, provides employees with access to thousands of e-learning courses, as well as instructor-led and virtual courses to strengthen technical skills, leadership, productivity, business acumen and soft skills. During 2020, over 10,000 online courses were taken globally and over 1,000 people attended in-person or virtual learning sessions in the United States. In addition, world-class management and leadership development programs in our large manufacturing hubs in Central America, the Caribbean Basin and Asia provide the foundational skills required for key talent and rising managers in our global supply chain and develop capacities for current and future leaders of the organization.
Culture and Engagement
In order to ensure that we are meeting our human capital objectives, we regularly conduct employee surveys to understand the effectiveness of our employee and compensation programs and where we can improve across our company. Our latest survey completed in 2020 had a participation rate of 59% of the 9,500 employees surveyed (which is nearly double the benchmark participation rate). The survey results indicated that we excel in areas including: overall engagement, clear expectations and a link between individuals’ work and Hanesbrands’ goals and objectives, and understanding strategic goals of the organization. Our focus on work culture has led to strong employee satisfaction and pride that has been recognized across the globe, as evidenced by many awards, including: Forbes America’s Best Large Employers in 2016 and 2017 and Great Place to Work recognition in Central America.

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

Risks Related to the COVID-19 Global Pandemic
The novel coronavirus disease (COVID-19) global pandemic has had and is expected to continue to have an adverse impact on our business.
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
Strategic Risks
Our future success depends in part on our ability to successfully implement our strategic plan and achieve our global business strategies.
We are implementing a significant number of strategic initiatives focused on building a consumer-centric company, accelerating growth across business segments, enhancing our capabilities and strengthening the foundation of our company. There can be no assurance that these or other future strategic initiatives will be successful to the extent we expect, or at all. Furthermore, we are investing significant resources in these initiatives and the costs of the initiatives may outweigh their benefits. We cannot assure you that our management will be able to manage these initiatives effectively or implement them successfully. If we miscalculate the resources or time we need to complete these strategic initiatives or fail to implement them effectively, our business and operating results could be adversely affected.

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
The retail environment is highly competitive as consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, a greater portion of total consumer expenditures with retailers is occurring online and through mobile commerce applications. If our brick-and-mortar retail customers fail to maintain or grow their overall market position through the integration of physical retail presence and digital retail, these customers may experience financial difficulties including store closures, bankruptcies or liquidations. This could, in turn, create difficulty in moving our products to market, which would increase inventories or backlog, substantially reduce our revenues, increase our credit risk and ultimately have a material adverse effect on our results of operations, financial condition and cash flows.
If our advertising, marketing and promotional programs are unsuccessful, or if our competitors are more effective with their programs than we are, our sales could be negatively affected.
Ineffective marketing, advertising and promotional programs could inhibit our ability to maintain brand relevance and could ultimately decrease sales. While we use social media, websites, mobile applications, email, print and television to promote our products and attract customers, some of our competitors may expend more for their programs than we do, or use different approaches than we do that prove more successful, any of which may provide them with a competitive advantage. If our programs are not effective or require increased expenditures that are not offset by increased sales, our revenue and results of operations could be negatively impacted.
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
Operational Risks
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
Moreover, there are numerous laws and regulations regarding privacy and the storage, sharing, use, processing, transfer, disclosure and protection of personal data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between states within a country or between countries. Globally, new and emerging laws, such as the General Data Protection Regulation (“GDPR”) and the Network and Information Systems Directive (“NISD”) in Europe, the United Kingdom General Data Protection Regulation (“UK-GDPR”) in the United Kingdom, state laws in the U.S. on privacy, data and related technologies, such as the California Consumer Privacy Act and the recently passed California Privacy Rights Act create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. Non-compliance with these laws could result in penalties or significant legal liability. Although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of a data security incident. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings, and potentially significant monetary penalties, against us by governmental entities or others, damage to our reputation and credibility, and could have a negative impact on revenues and profits.
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
We may experience operational challenges in the event of a disaster, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel in our technology group. If we cannot respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, production or supply systems, we may be late in delivering, or be unable to deliver, products to our customers. These events could result in, among other negative impacts, reputational damage, lost sales, cancellation charges or excessive markdowns.
The risks associated with climate change and other environmental impacts and increased focus by stakeholders on corporate responsibility issues, including those associated with climate change, could negatively affect our business and operations.
Our business is susceptible to risks associated with climate change, including through disruption to our supply chain, potentially impacting the production and distribution of our products and availability and pricing of raw materials. Large portions of the our supply chain are located in Central America and the Caribbean, where there has been a steady surge of hurricanes in recent years. Increased frequency and intensity of weather events (such as storms and floods) due to climate change could also lead to more frequent store closures and/or lost sales as customers prioritize basic needs. There is also increased focus from our stakeholders, including consumers, employees and investors, on corporate responsibility matters. Although we have announced our corporate sustainability strategy and 2030 sustainability goals on our sustainability website, www.HBISustains.com, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. Failure to implement our strategy or achieve our goals could damage our reputation, causing our investors or consumers to lose confidence in our company and brands, and negatively impact our operations. Even if we are able to achieve our 2030 sustainability goals, our business will continue to remain subject to risks associated with climate change.
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
In 2020, excluding government agencies to which we sold PPE, our top 10 customers accounted for approximately 40% of our total net sales and 43% of our total apparel net sales. Our top customer, Walmart, accounted for 15% of our total net sales and 17% of our total apparel net sales in 2020. We expect that these customers will continue to represent a significant portion of our net sales in the future. Moreover, our top customers are the largest market participants in our primary distribution channels across all of our product lines. We generally do not enter into purchase agreements that obligate our customers to purchase our products, and as a result, most of our sales are made on a purchase order basis. A decision by any of our top customers to significantly decrease the volume of products purchased from us could substantially reduce revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if any of our customers devote less selling space to apparel products in general or our products specifically, our sales to those customers could be reduced even if we maintain our share of their apparel business.
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
Additionally, sudden decreases in the costs for materials may result in the cost of inventory exceeding the cost of new production; if this occurs, it could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly if we hold a large amount of excess inventory. Excess inventory charges can reduce gross margins or result in operating losses, lowered plant and equipment utilization and lowered fixed operating cost absorption, all of which could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
We had approximately 61,000 employees worldwide as of January 2, 2021, and our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to United States or foreign employment regulations.
We had approximately 61,000 employees worldwide as of January 2, 2021, approximately 54,000 of whom were outside of the United States. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
In addition, less than 10 of our employees in the United States and a significant number of our international employees are members of labor organizations or are covered by collective bargaining agreements. If there were a significant increase in the number of our employees who are members of labor organizations or become parties to collective bargaining agreements, we would become vulnerable to a strike, work stoppage or other labor action by these employees that could have an adverse effect on our business.
Financial Risks
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
A growing percentage of our total revenues (approximately 35% in 2020) is derived from markets outside the United States. We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase many of our raw materials, pay a portion of our wages and make other payments to participants in our supply chain in foreign currencies. As a result, when the U.S. dollar weakens against any of these currencies, our cost of sales could increase substantially. Outside the United States, we may pay for materials or finished products in U.S. dollars, and in some cases a strengthening of the U.S. dollar could effectively increase our costs where we use foreign currency to purchase the U.S. dollars we need to make such payments. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of operating results and financial position of our foreign subsidiaries.
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
Goodwill, trademarks and other identifiable intangible assets must be tested for impairment at least annually. The fair value of the goodwill assigned to a business unit could decline if projected revenues or cash flows were to be lower in the future due to effects of the global economy or other causes. If the carrying value of intangible assets or of goodwill were to exceed its estimated fair value, the asset would be written down to its fair value, with the impairment loss recognized as a noncash charge in the Consolidated Statement of Income.
As of January 2, 2021, we had approximately $1.3 billion of goodwill and $1.6 billion of trademarks and other identifiable intangibles on our balance sheet, which together represent 37% of our total assets. During the second quarter of 2020, we completed a quantitative impairment analysis for certain indefinite-lived intangible assets as a result of the significant impact of the COVID-19 pandemic on their performance. Based on this analysis, we recorded impairment charges of $20 million on certain indefinite-lived trademarks and other intangible assets within the European Innerwear business. In the fourth quarter of 2020, we recorded impairment charges for the full amount of goodwill related to our U.S. Hosiery business of $25 million. Based on our analysis and testing, we also noted that certain indefinite-lived trademarks and the goodwill associated with our European Innerwear business are at a higher risk for future impairment. The assets related to these businesses could be at risk for future impairment should global economic conditions continue to deteriorate beyond current expectations as a result of the COVID-19 pandemic or other factors, which could have a material adverse effect on our results of operations and financial condition.
We are subject to certain risks as a result of our indebtedness.
Our indebtedness primarily includes (i) a $1.0 billion revolving loan facility (the “Revolving Loan Facility”), a $750 million term loan a facility (the “Term Loan A”), a $500 million term loan b facility (the “Term Loan B”) and an A$65 million Australian revolving loan facility (the “Australian Revolver” and together with the Revolving Loan Facility, the Term Loan A and the Term Loan B, the “Senior Secured Credit Facility”), (ii) our $700 million 5.375% Senior Notes due 2025 (the “5.375% Senior Notes”), (iii) our $900 million 4.625% Senior Notes due 2024 (the “4.625% Senior Notes”) and our $900 million 4.875% Senior Notes due 2026 (the “4.875% Senior Notes”), (iv) our €500 million 3.5% Senior Notes due 2024 (the “3.5% Senior Notes” and together with the 5.375% Senior Notes, the 4.625% Senior Notes and the 4.875% Senior Notes, the “Senior Notes”), (v) and up to $225 million accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”).
The Senior Secured Credit Facility contains restrictions that affect, and in some cases significantly limit or prohibit, among other things, our ability to borrow funds, pay dividends or make other distributions, make investments, engage in transactions with affiliates, or create liens on our assets. Covenants in the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility require us to maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization), or leverage ratio. In April 2020, given the rapidly changing business environment and level of uncertainty created by the COVID-19 pandemic and the associated impact on future earnings, we amended our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis; however, this period of covenant relief will continue only through the fiscal quarter ending July 3, 2021 and after that time, our covenants will revert to their original, pre-amendment levels. The indentures governing the Senior Notes also restrict our ability to incur additional secured indebtedness in an amount that exceeds the greater of (a) $3.0 billion or (b) the amount that would cause our consolidated secured net debt ratio to exceed 3.25 to 1.00 (in the case of the 4.625% Senior Notes, the 4.875% Senior Notes and the 3.5% Senior Notes) or 3.50 to 1.00 (in the case of the 5.375% Senior Notes), as well as certain other customary covenants and restrictions. These restrictions and covenants could limit our ability to obtain additional capital in the future to fund capital expenditures or acquisitions, meet our debt payment obligations and capital commitments, fund any operating losses or future development of our business affiliates, obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize our assets or conduct other necessary or prudent corporate activities. Any failure to comply with these covenants and restrictions could result in an event of default that accelerates the maturity of our indebtedness and increases the interest rate on the outstanding principal amount under such facilities, resulting in an adverse effect on our business.

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
Our Revolving Loan Facility, Term Loan A and Term Loan B bear interest based on the London Interbank Offered Rate (“LIBOR”). Any changes in regulatory standards or industry practices, such as the contemplated transition away from LIBOR as a benchmark reference for short-term interests may result in the usage of a higher reference rate for our variable rate debt.
Market returns could have a negative impact on the return on plan assets for our pension, which may require significant funding.
The plan assets of our pension plans, which had a return of approximately 10% during 2020 and a return of approximately 15% during 2019, are invested mainly in domestic and international equities, bonds, hedge funds and real estate. We are unable to predict the variations in asset values or the severity or duration of any disruptions in the financial markets or adverse economic conditions in the United States, Europe and Asia. The funded status of these plans, and the related cost reflected in our consolidated financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. Under the Pension Protection Act funding rules, our U.S. qualified pension plan is approximately 92% funded as of December 1, 2020. Any downward pressure on the asset values of these plans may require us to fund obligations earlier than we had originally planned, which would have a negative impact on cash flows from operations.
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
Legal, Tax, Compliance, Reputational and Other Risks
Our operations in international markets, and our earnings in those markets, may be affected by legal, regulatory, political and economic risks.
During 2020, net sales from our International segment were $2.3 billion, representing approximately 35% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption.
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

Countries in which our products are manufactured or sold may from time to time impose additional new regulations, or modify existing regulations, including:
•changes in duties, taxes, tariffs and other charges on imports;
•limitations on the quantity of goods which may be imported into the United States from a particular country;
•requirements as to where products and/or inputs are manufactured or sourced;
•creation of export licensing requirements, imposition of restrictions on export quantities or specification of minimum export pricing and/or export prices or duties;
•limitations on foreign owned businesses; or
•government actions to cancel contracts, re-denominate the official currency, renounce or default on obligations, renegotiate terms unilaterally or expropriate assets.
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
We have a complex multinational tax structure with multiple types of intercompany transactions, and our allocation of profits and losses among us and our subsidiaries through our intercompany transfer pricing agreements is subject to review by the Internal Revenue Service and other tax authorities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. We are continuously evaluating our capital allocation strategies in an effort to maximize shareholder value, which includes maintaining appropriate debt to earnings ratios, and as a result there may be times where we need to reevaluate our plans to permanently reinvest certain unremitted foreign earnings which may increase or decrease our income tax expense during periods of change. In addition, we are also subject to the continuous examination of our income tax returns and related transfer pricing documentation by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our operating results and financial condition. Additionally, changes in tax laws, regulations, future jurisdictional profitability of us and our subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, as well as our capital deployment strategy, which could adversely affect our results of operations.
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
The results of the U.S. presidential election could lead to changes in tax laws that could negatively impact our effective tax rate. Prior to the U.S. presidential election, President Biden proposed an increase in the U.S. corporate income tax rate from 21% to 28%, doubling the rate of tax on certain earnings of foreign subsidiaries, the creation of a 10% penalty on certain imports and a 15% minimum tax on worldwide book income. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact on our effective tax rate.
Our balance sheet includes a significant amount of deferred tax assets. Changes in our effective tax rate or tax liability may adversely affect our operating results.
As of January 2, 2021, we had approximately $289 million of net deferred tax assets on our balance sheet, which represents approximately 4% of our total assets. Deferred tax assets relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income). The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax assets will not be realized. Changes in effective tax rates and the assumptions and estimates we have made, as well as our ability to generate sufficient future taxable income in certain jurisdictions, could result in a write-down of deferred tax assets or otherwise materially affect our tax obligations or effective tax rate, which could negatively affect our financial condition and results of operations.
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
Many of our brands have worldwide recognition, and our financial success is directly dependent on the success of our brands. The success of a brand can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Our results could also be negatively impacted if one of our brands suffers substantial harm to its reputation due to a significant product recall, product-related litigation or the sale of counterfeit products. Brand value could diminish significantly due to a number of factors, including changing consumer attitudes regarding social issues and consumer perception that we have acted in an irresponsible manner. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative or inaccurate postings or comments on social media or networking websites about our company, its practices or one of its brands could generate adverse publicity that could damage the reputation of our brands.
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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions, including derivative actions, which could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, other employees, or the Company's stockholders and may discourage lawsuits with respect to such claims.
Unless we consent in writing to the selection of an alternative forum, our bylaws provide that the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of any duty owed by any current or former director, officer, employee, stockholder or agent of the Company to the Company or to the stockholders of the Company, (c) any action asserting a claim against the Company or any of its current or former directors, officers, employees, stockholders or agents arising pursuant to any provision of the Maryland General Corporate Law or the Company’s Charter or Bylaws, or (d) any action asserting a claim against the Company or any of its current or former directors, officers, employees, stockholders or agents that is governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be the Circuit Court for Baltimore City, Maryland (or, if that Court does not have jurisdiction, the United States District court for the District of Maryland, Northern Division). However, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and as such, the exclusive jurisdiction clauses set forth above would not apply to such suits. Furthermore, Section 22 of the Securities Act provides for concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and as such, the exclusive jurisdiction clauses set forth above would not apply to such suits.
Although we believe the exclusive forum provision benefits us by providing increased consistency in the application of Maryland law for the specified types of actions and proceedings, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, or other employees and may discourage lawsuits with respect to such claims.
General Risk Factors
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
Our business may be adversely affected by unseasonable or severe weather conditions. Periods of unseasonably warm weather in the fall or winter, or periods of unseasonably cool and wet weather in the spring or summer, can negatively impact retail traffic and consumer spending. In addition, severe weather events such as snowstorms or hurricanes typically lead to temporarily reduced retail traffic. Any of these conditions could result in negative point-of-sale trends for our merchandise and reduced replenishment shipments to our wholesale customers.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 1C.	Information About Our Executive Officers
The chart below lists our executive officers and is followed by biographical information about them. Each of our executive officers is elected annually by the Board of Directors to serve until his or her successor is elected and qualifies or until his or her death, resignation or removal. No family relationship exists between any of our directors or executive officers.

Name	Age	Positions
Stephen B. Bratspies	53	Chief Executive Officer
M. Scott Lewis	50	Interim Chief Financial Officer, Chief Accounting Officer and Controller
Michael E. Faircloth	55	Group President, Global Operations
W. Howard Upchurch	56	Group President, Innerwear Americas
Jonathan Ram	53	Group President, Global Activewear
Joia M. Johnson	60	Chief Administrative Officer, General Counsel and Corporate Secretary
Greg L. Hall	50	Chief Consumer Officer
Kristin L. Oliver	48	Chief Human Resources Officer
Joseph W. Cavaliere	58	Group President, Global Innerwear
Stephen B. Bratspies has served as our Chief Executive Officer since August 2020. Immediately prior to joining the Company, Mr. Bratspies served as Chief Merchandising Officer since 2015 for Walmart, a publicly traded multinational retail company that operates a chain of supercenters, discount stores, grocery stores and warehouse clubs. He served in various capacities at Walmart since 2005, including as Executive Vice President, Food, from 2014 to 2015 and as Executive Vice President, General Merchandise, from 2013 to 2014.
M. Scott Lewis has served as our Interim Chief Financial Officer since January 2020 and as Chief Accounting Officer and Controller since 2015. Mr. Lewis joined the Company in 2006 as Director, External Reporting and was promoted in 2011 to Vice President, External Reporting, promoted in 2013 to Vice President, Financial Reporting and Accounting, and promoted in December 2013 to Vice President, Tax. Prior to joining the Company, Mr. Lewis served as senior manager with the accounting, audit and tax consulting firm KPMG.
Michael E. Faircloth has served as our Group President, Global Operations since 2019. He has served in a variety of roles with the Company, including as our Group President, Global Operations, American Casualwear and E-Commerce from 2019 to 2020, as our Group President, Global Supply Chain, Information Technology and E-Commerce from 2018 to 2019, as our President, Chief Global Supply Chain and Information Technology Officer from 2014 to 2017 and as our Chief Global Operations Officer (a position previously known as President, Chief Global Supply Chain Officer) from 2010 to 2014. Prior to his appointment as Chief Global Operations Officer, Mr. Faircloth served as our Senior Vice President, Supply Chain Support from 2009 to 2010, as our Vice President, Supply Chain Support from March 2009 to September 2009 and as our Vice President of Engineering & Quality from 2006 to 2009. Prior to the completion of the Company’s spin off from Sara Lee Corporation (“Sara Lee”), Mr. Faircloth served as Vice President, Industrialization of Sara Lee.
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
Greg L. Hall has served as our Chief Consumer Officer since November 2020. From 2019 to 2020, Mr. Hall served as Senior Vice President, Private Brands/Manufacturing, Food and Consumables at Walmart. Mr. Hall served in various capacities at Walmart since 2005, including as Senior Vice President, Merchandising Operations, Food from 2017 to 2019, Senior Vice President, Merchandising from 2013 to 2017, Vice President of Marketing, Walmart.com, from 2011 to 2013, Vice President of Entertainment Merchandising from 2007 to 2011, and Senior Director of Marketing from 2005 to 2007. Previously in his career, Mr. Hall served as Director of Marketing for Frito-Lay, Inc., a manufacturer and marketer of potato chips and snack food products.
Kristin L. Oliver has served as our Chief Human Resources Officer since September 2020. From 2018 to 2020, Ms. Oliver served as Senior Vice President and Chief Human Resources Officer at Walgreens, a retail pharmacy leader and a division of Walgreens Boots Alliance, Inc. From 2016 to 2018, she served as Executive Vice President and Chief Human Resources Officer at Chico’s FAS, Inc., a publicly traded women’s clothing and accessories retailer. Previously in her career, Ms. Oliver served in various roles at Walmart, including as Executive Vice President, Walmart US, People division from 2013 to 2015, Senior Vice President and head of Human Resources, International Division from 2010 to 2012, Vice President and Division General Counsel, Employment from 2008 to 2010 and Associate General Counsel from 2004 to 2009.
Joseph W. Cavaliere has served as our Group President, Global Innerwear since February 2021. Mr. Cavaliere joined Hanesbrands from C&S Wholesale Grocers, a wholesale grocery supply company, where he was President and General Manager of the company’s retail chain division during 2020 and Chief Commercial Officer from 2018 to 2020. Prior to C&S, he served as President and Transformation Lead at Newell Brands Inc., a global consumer products company, from 2017 to 2018 and as President and Chief Customer Officer from 2012 to 2017. Before that, Mr. Cavaliere was Executive Vice President of Customer Development at Unilever PLC, a multinational consumer goods company, from 2008 to 2012 and as Senior Vice President from 2005 to 2008. He also served as Executive Vice President of Sales at Kraft Foods from 2002 to 2005, and held a number of other leadership positions in more than 20 years with the company.

Item 2.	Properties
We own and lease properties supporting our administrative, manufacturing, distribution and direct outlet activities. As of January 2, 2021, we owned and leased properties in 40 countries, including 39 manufacturing facilities and 45 distribution centers, as well as office facilities. The leases for these properties expire between 2021 and 2057, with the exception of some seasonal warehouses that we lease on a month-by-month basis. As of January 2, 2021, we also operated 245 retail and direct outlet stores in the United States and the Commonwealth of Puerto Rico and 757 retail and outlet stores internationally, most of which are leased under five-year, renewable lease agreements and several of which are leased under 10-year agreements. We believe that our facilities, as well as equipment, are in good condition and meet our current business needs.
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
Our products are manufactured through a combination of facilities we own and operate and facilities owned and operated by third-party contractors who perform some of the steps in the manufacturing process for us, such as cutting and/or sewing. We source the remainder of our finished goods from third-party manufacturers who supply us with finished products based on our designs. Our largest manufacturing facilities include an approximately 1.1 million square-foot owned facility located in San Juan Opico, El Salvador, an approximately 600,000 square-foot owned facility located in Cadca, Slovakia and an approximately 600,000 square-foot owned facility located in Bonao, Dominican Republic. We distribute our products from 45 distribution centers. These facilities include 15 facilities located in the United States and 30 facilities located outside the United States in regions where we manufacture our products. Our largest distribution facilities include an approximately 1.3 million square-foot leased facility located in Perris, California, an approximately 900,000 square-foot leased facility located in Rural Hall, North Carolina and an approximately 700,000 square-foot owned facility located in Martinsville, Virginia.

The following table summarizes the properties primarily used by our segments as of January 2, 2021:

	Owned Square Feet	Leased Square Feet	Total
Properties by Segment(1)
Innerwear	2,347,885	5,594,485	7,942,370
Activewear	2,458,519	3,381,173	5,839,692
International	2,786,667	4,444,210	7,230,877
Other	303,445	1,074,859	1,378,304
Totals	7,896,516	14,494,727	22,391,243

(1)Excludes vacant land, facilities under construction, facilities no longer in operation intended for disposal, apartments/residences, sourcing offices not associated with a particular segment, and office buildings housing corporate functions.

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
Holders of Record
On January 29, 2021, there were 14,137 holders of record of our common stock.
Issuer Repurchases of Equity Securities
On February 6, 2020, the Company’s Board of Directors approved a new share repurchase program for up to 40 million shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. The new program replaces the Company’s previous share repurchase program for up to 40 million shares that was originally approved in 2016. During the year ended January 2, 2021, we repurchased 14.5 million shares under the new share repurchase program at an average price of $13.83 per share, for a total cost of $200 million (none of which were purchased in the fourth quarter of 2020). At January 2, 2021, the remaining repurchase authorization under the current share repurchase program totaled 25.5 million shares. In April 2020, given the rapidly changing business environment and level of uncertainty by the COVID-19 pandemic and the associated impact on future earnings, the Company amended its Senior Secured Credit Facility prior to any potential covenant violation in order to temporarily modify our financial covenants and to provide operating flexibility during the COVID-19 crisis. The terms of the amendment prohibit us from repurchasing shares during this period of financial covenant relief, which began with the fiscal quarter ended June 27, 2020 and continues through the fiscal quarter ending July 3, 2021.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative return of the S&P 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested in our common stock and each index on January 2, 2016. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of January 2, 2021:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
	(amounts in thousands, except per share data)
Plan Category
Equity compensation plans approved by security holders	4,091	$1.05	23,650
Equity compensation plans not approved by security holders	—	—	—
Total	4,091	$1.05	23,650

(1)The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 17,322 shares available under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) and 6,328 shares available under the Hanesbrands Inc. Employee Stock Purchase Plan of 2006.
(2)As of January 2, 2021, the Company had 250 outstanding options, warrants and rights that could be exercised for consideration. The weighted average exercise price of outstanding options, warrants and rights excluding those that can be exercised for no consideration is $17.18.

Item 6.	Selected Financial Data
The following table presents our selected historical financial data. The statement of income data for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 and the balance sheet data as of January 2, 2021 and December 28, 2019 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 30, 2017 and December 31, 2016 and the balance sheet data as of December 29, 2018, December 30, 2017 and December 31, 2016 has been derived from our consolidated financial statements not included in this Annual Report on Form 10-K.
The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016
	(in thousands, except per share data)
Statement of Income Data:
Net sales	$6,664,350	$6,966,923	$6,803,955	$6,471,410	$6,028,199
Operating profit	6,501	889,730	864,651	736,175	788,364

Income (loss) from continuing operations	$(75,579)	$600,720	$539,666	$75,978	$482,475
Income (loss) from discontinued operations, net of tax	—	—	—	(2,097)	2,455
Net income (loss)	$(75,579)	$600,720	$539,666	$73,881	$484,930

Earnings (loss) per share — basic:
Continuing operations	$(0.21)	$1.65	$1.48	$0.21	$1.26
Discontinued operations	—	—	—	(0.01)	0.01
Basic	$(0.21)	$1.65	$1.48	$0.20	$1.27

Earnings (loss) per share — diluted:
Continuing operations	$(0.21)	$1.64	$1.48	$0.21	$1.25
Discontinued operations	—	—	—	(0.01)	0.01
Diluted	$(0.21)	$1.64	$1.48	$0.20	$1.26

Dividends per share	$0.60	$0.60	$0.60	$0.60	$0.44

	January 2, 2021	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$909,437	$328,876	$433,022	$421,566	$460,245
Working capital	1,305,019	1,453,126	1,496,177	1,626,002	1,718,952
Total assets	7,698,874	7,353,986	7,238,240	6,877,241	6,841,926
Noncurrent liabilities:
Long-term debt	3,739,434	3,256,870	3,534,183	3,702,054	3,507,685
Other noncurrent liabilities	1,042,114	1,089,082	785,993	793,110	582,400
Total stockholders’ equity	813,958	1,236,595	872,126	601,463	1,120,113

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This MD&A generally discusses the results of fiscal years 2020 and 2019 and year-to-year comparisons between fiscal years 2020 and 2019. Discussions of fiscal year 2018 results and year-to-year comparisons between fiscal years 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
This MD&A is a supplement to our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and is provided to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:
•Overview. This section provides a general description of our company and operating segments, business and industry trends, our key business strategies and background information on other matters discussed in this MD&A.
•Consolidated Results of Operations and Operating Results by Business Segment. These sections provide our analysis and outlook for the significant line items in our Consolidated Statements of Income, as well as other information that we deem meaningful to an understanding of our results of operations on both a consolidated basis and a business segment basis.
•Liquidity and Capital Resources. This section provides an analysis of trends and uncertainties affecting liquidity, cash requirements for our business, sources and uses of our cash and our financing arrangements.
•Critical Accounting Policies and Estimates. This section discusses the accounting policies that we consider important to the evaluation and reporting of our financial condition and results of operations, and whose application requires significant judgments or a complex estimation process.
•Recently Issued Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting pronouncements that were adopted during 2020 and that we will be required to adopt in a future period.

Overview
Our Company
Hanesbrands Inc. is a socially responsible leading marketer of everyday basic innerwear and activewear apparel in the Americas, Europe, Australia and Asia/Pacific under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, DIM, Bali, Maidenform, Playtex, Bras N Things, Nur Die/Nur Der, JMS/Just My Size, Wonderbra, Lovable, Alternative, Berlei, L’eggs, and Gear for Sports. We design, manufacture, source and sell a broad range of basic apparel such as T-shirts, bras, panties, shapewear, underwear, socks, hosiery and activewear produced in our low cost global supply chain. Our brands hold either the number one or number two market position by units sold in many of the product categories and geographies in which we compete.
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
The reportable segments are as follows:
•Innerwear includes sales in the United States of basic branded apparel products that are replenishment in nature under the product categories of men’s underwear, women’s panties, children’s underwear and socks, and intimate apparel, which includes bras and shapewear. In 2020, Innerwear also includes sales in the United States of personal protective equipment (“PPE”) including products such as cloth face coverings and gowns.

•Activewear includes sales in the United States of basic branded products that are primarily seasonal in nature to both retailers and wholesalers, as well as licensed sports apparel and licensed logo apparel in collegiate bookstores, mass retailers and other channels.
•International includes sales of products in all of our categories, including PPE in 2020, outside the United States, primarily in Europe, Australasia, Asia, Canada and Latin America.
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
The COVID-19 pandemic has impacted our business operations and financial results for 2020, as described in more detail under “Consolidated Results of Operations - Year Ended January 2, 2021 (“2020”) Compared with Year Ended December 28, 2019 (“2019”)” below, due to decreased customer traffic and temporary retail store closures worldwide. While most of our retail stores were temporarily closed for varying periods of time throughout 2020, most reopened by the end of the second quarter but have experienced, and are expected to continue to experience, reductions in customer traffic, and as a result, net sales. Sales of PPE, used to help mitigate the spread of the COVID-19 virus, partially offset the negative impact of the decline in net sales and earnings due to the COVID-19 pandemic on our financial results. Our e-commerce sites have remained open in all regions and online sales have grown as consumer spending continued to shift towards online shopping experiences due to the changing retail landscape as a result of the COVID-19 pandemic. While many retail stores reopened and some government restrictions were removed or lightened, many locations across the globe have experienced significant recent increases in COVID-19 cases as well as additional government restrictions, and the ultimate impact of the COVID-19 pandemic remains highly uncertain and could continue to have a material adverse impact on our business operations and financial results, including net sales, earnings and cash flows, as a result of:
•quarantines, facility closures, event cancellations and other restrictions;
•additional temporary closures of our retail stores and retail stores in which our products are sold;
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
During the second quarter of 2020, we recorded $11 million of bad debt charges for customer bankruptcies and $20 million of charges to reserve for increased excess and obsolete inventory related primarily to canceled orders of seasonal inventory. Also during the second quarter of 2020, we completed a quantitative impairment analysis for certain indefinite-lived intangible assets as a result of the significant impact of the COVID-19 pandemic on their performance. Based on this analysis, we recorded impairment charges of $20 million on certain indefinite-lived trademarks and other intangible assets within the European Innerwear business. In the third quarter of 2020, we recorded $49 million of supply chain re-start up charges primarily related to incremental costs incurred, such as freight and sourcing premiums, to expedite product to meet customer demand following the extended shut-down of parts of our manufacturing network as a result of the COVID-19 pandemic. Additionally, in the fourth quarter of 2020, we recorded a $25 million charge for the impairment of goodwill related to the U.S. Hosiery reporting unit primarily as a result of the significant impact that the COVID-19 pandemic has had on this business.
In connection with the annual goodwill impairment testing performed during the third quarter of 2020, we performed a quantitative assessment utilizing an income approach to estimate the fair value of each reporting unit. The most significant assumptions include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin, all of which are used to estimate the fair value of the reporting units. The tests indicated the reporting units had fair values that exceeded their carrying values. Certain reporting units, including the European Innerwear business and U.S. Hosiery, were considered to be at a higher risk for future impairment if any assumptions used in the estimate of the reporting units’ fair values change in the future given their respective fair values exceeded their carrying values by less than 20% and trends in the associated businesses indicate a declining fair value. In the fourth quarter of 2020, we determined that there was a triggering event associated with our U.S. Hosiery reporting unit due to a significant decline in performance below management’s expectations and loss of a future wholesale hosiery program. Based on the updated quantitative analysis, we recorded impairment charges for the full amount of goodwill related to the U.S. Hosiery reporting unit of $25 million. The estimated fair value of the European Innerwear reporting unit during the annual impairment test exceeded the carrying value by less than 20% and is still viewed as higher risk for future impairment. The goodwill associated with the European Innerwear reporting unit was approximately $105 million as of January 2, 2021.
Additionally, in connection with the annual impairment testing performed in the third quarter of 2020, we performed a quantitative assessment, utilizing an income approach to estimate the fair value of each indefinite-lived intangible asset. The most significant assumptions include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin, all of which are used to estimate the fair value of the indefinite-lived intangible assets. The tests indicated the indefinite-lived intangible assets had fair values that exceeded their carrying values and no impairment of trademarks or other identifiable intangible assets was identified as a result of our testing. Certain indefinite-lived trademarks within the European Innerwear business were considered to be at a higher risk for future impairment if any assumptions used in the estimate of the trademarks’ fair value change in the future given their respective fair values exceeded their carrying values by less than 20% and trends in the associated businesses indicate a declining fair value. As of January 2, 2021, we considered four trademarks within the European Innerwear business to be at a higher risk for future impairment and the carrying value of these four indefinite-lived trademarks was approximately $90 million.
We took steps to mitigate the potential risks to us posed by the spread and related circumstances and impacts of COVID-19. We addressed these challenges by preserving our liquidity and managing our cash flow with preemptive actions designed to enhance our ability to meet our short-term liquidity needs. Such actions included, but were not limited to, focusing on channels that continued to generate sales, including mass retail and online; selling PPE, such as cloth face coverings and gowns; operating our manufacturing and distribution facilities on a demand-adjusted basis; reduced discretionary spending such as certain media and marketing expenses; focused working capital management; reduced capital expenditures; suspended our share repurchase program which is currently prohibited under the Senior Secured Credit Facility; reduced payroll costs through temporary employee furloughs and pay cuts; working globally to maximize our participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic; engaging with landlords to negotiate rent deferrals or other rent concessions; issued new debt and amended certain existing debt facilities. See “The novel coronavirus disease (COVID-19) global pandemic has had and is expected to continue to have an adverse impact on our business.” in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.
Outlook for the First Quarter of 2021
We estimate our first quarter ended April 3, 2021 guidance as follows:
•Net sales of $1.485 billion to $1.515 billion, approximately $50 million of foreign exchange benefit;
•Operating profit of $140 million to $150 million;
•Full Potential plan-related charges of approximately $10 million reflected in operating profit; and
•Diluted earnings per share from $0.24 to $0.27.
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
Our costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary yarn suppliers in an attempt to protect our business from the volatility of the market price of cotton. Under our agreements with these suppliers, we have the ability to periodically fix the cotton cost component of our yarn purchases. When we elect to fix the cotton cost component under these agreements, interim fluctuations in the price of cotton do not impact the price we pay for the specified volume of yarn. The yarn suppliers bear the risk of cotton fluctuations for the yarn volume specified and it is their responsibility to procure the cotton at the agreed upon pricing through arrangements they make with their cotton suppliers. However, our business can be affected by dramatic movements in cotton prices. The cost of cotton used in goods manufactured by us represented only approximately 2% of our cost of sales in 2020. Costs incurred today for materials and labor, including cotton, typically do not impact our results until the inventory is sold approximately six to nine months later.
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
In 2020, excluding government agencies to which we sold PPE, our top 10 customers accounted for approximately 40% of our total net sales and 43% of our total apparel net sales. Our top customer, Walmart, accounted for 15% of our total net sales and 17% of our total apparel net sales in 2020. The increasing bargaining power of retailers can create pricing pressures as our customers grow larger and seek greater concessions in their purchase of our products, while also demanding exclusivity with respect to some of our products. To counteract these effects, it has become increasingly important to leverage our national brands through investment in our largest and strongest brands as our customers strive to maximize their performance especially in today’s challenging retail economic environment. Brands are important in our core categories to drive traffic and project the quality and value our customers demand.
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
The transaction impact on financial results is common for apparel companies that source goods because these goods are purchased in U.S. Dollars. The transaction impact from a strengthening U.S. Dollar would have a negative impact to our financial results (because the U.S. Dollar-based costs would convert into a higher amount of local currency units, which means a higher local-currency cost of goods, and in turn, a lower local-currency gross profit). The transaction impact from exchange rates is typically recovered over time with price increases. However, during periods of rapid change in exchange rates, pricing is unable to change quickly enough; therefore, we use forward foreign exchange contracts to hedge against our sourcing costs to minimize our exposure to fluctuating exchange rates.

Our Key Business Strategies
Our business strategy integrates our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher value products while lowering production costs. We operate in the global innerwear and global activewear apparel categories. These are stable, heavily branded categories where we have a strong consumer franchise based on a global portfolio of industry-leading brands that we have built over multiple decades, through hundreds of millions of direct interactions with consumers. With the arrival of our new Chief Executive Officer in August of 2020, we undertook a comprehensive global business review focused on building consumer-centric growth. The review resulted in our Full Potential plan, which is our multi-year growth strategy that focuses on four pillars to drive growth and enhance long-term profitability and identifies the initiatives to unlock growth. Our four pillars of growth are to grow the Champion brand globally, drive growth in Innerwear with brands and products that appeal to younger consumers, build e-commerce excellence across channels and streamline our global portfolio. In order to deliver this growth and create a more efficient and productive business model, we have launched a multi-year cost savings program intended to substantially self-fund the investments necessary to achieve the Full Potential plan’s objectives. We remain highly confident that our strong brand portfolio, world-class supply chain and diverse category and geographic footprint will help us unlock our full potential, deliver long-term growth and create stockholder value.
In the fourth quarter of 2020, we began the early implementation of our Full Potential plan including a number of actions to simplify our business and transform our organization to move faster, lower costs and focus on our highest-return growth opportunities. Simplification is critical to our future growth. Specific actions we have initiated as we began to implement our Full Potential plan include portfolio streamlining and SKU rationalization. We are streamlining our portfolio to increase our business focus and improve future returns. As a result of COVID-19 vaccines rolling out around the world along with slowing retail orders and a flood of competitive offerings, our future PPE sales opportunities have been dramatically reduced. Therefore, we do not view PPE as a future growth opportunity for our company. We recorded a charge of $374 million to write down our entire PPE inventory balance to its estimated net realizable value and a charge of $26 million to accrue for vendor commitments for PPE materials. Additionally, we commenced an initiative to reduce 20% of our SKUs in inventory in order to streamline product offerings while also implementing a formal lifecycle management process. As a result, we recorded a charge of $211 million to write down inventory to its estimated net realizable value taking into account our initiatives. These initiatives will position us for long-term growth by driving higher margin sales, lowering costs and improving service to customers. In addition, on February 9, 2021, as part of our strategic review, we announced that we are exploring strategic alternatives for our European Innerwear business.
We seek to generate strong cash flow through effectively optimizing our capital structure and managing working capital levels. Our capital allocation strategy is to deploy our significant, consistent cash flow effectively to generate the best long-term returns for our shareholders. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization excluding restructuring and other action-related costs and stock compensation expense. Net debt is defined as total debt less cash and cash equivalents. Our strategy is to use our cash flow from operations to first fund capital investments and dividends. When we are within our targeted leverage range, we intend to use debt for strategic acquisitions and use excess free cash flow, which is defined as cash flow from operations less capital expenditures and dividends, for share repurchases, as permitted under our Senior Secured Credit Facility. When we are outside our targeted leverage range, we plan to use excess free cash flow to pay down debt.
Tax Expense
As a global company, we are subject to income taxes and file income tax returns in more than 100 domestic and foreign jurisdictions each year. For the year ended January 2, 2021, a substantial majority of our foreign income was earned by our manufacturing and sourcing operations in El Salvador, Hong Kong, Dominican Republic, Honduras, Vietnam and Thailand. The relatively lower effective tax rates in these jurisdictions as a result of favorable local tax regimes and various free trade zone agreements significantly reduced our consolidated effective tax rate. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower effective tax rates and higher than anticipated in countries where we have higher effective tax rates, or by changes in tax laws or regulations.
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
The Tax Cuts and Jobs Act (the “Tax Act”) significantly revised United States corporate income tax law by, among other things, reducing the corporate income tax rate to 21%, imposing a new minimum tax on GILTI and implementing a modified territorial tax system that included a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In response to the Tax Act, the SEC issued SAB 118 which allowed issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements, during a measurement period not to exceed one year from the date of enactment. We completed our accounting for the enactment of the Tax Act in accordance with SAB 118 in the fourth quarter of 2018.
As of January 2, 2021, we have continued to evaluate our global capital allocation strategy and assertions made with respect to the accumulated earnings of our foreign subsidiaries. As a result of our overall and continuous evaluation, we have not changed our assertion from prior year and we will continue to permanently reinvest a portion of our unremitted foreign earnings. The portion of our unremitted foreign earnings as of January 2, 2021 that we intend to remit to the United States totals approximately $668 million. We intend to use these earnings to pay down debt held in the United States and execute share repurchases, as permitted under our Senior Secured Credit Facility. The remaining portion of our unremitted foreign earnings will continue to be permanently reinvested to fund working capital requirements and operations abroad. As of January 2, 2021, we have accrued for income taxes of $32.9 million in connection with the $668 million of unremitted foreign earnings we intend to remit in the future. These income tax effects include United States federal, state, foreign and withholding tax implications in accordance with the planned remittance of such foreign earnings.
We regularly assess any significant exposure associated with increases in effective tax rates, and adjustments are made as events occur that warrant adjustment to our income tax provisions. See “We have a complex multinational tax structure, and changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could impact our capital deployment strategy and adversely affect our results.” in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.

Consolidated Results of Operations — Year Ended January 2, 2021 (“2020”) Compared with Year Ended December 28, 2019 (“2019”)

	Years Ended
	January 2, 2021	December 28, 2019	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$6,664,350	$6,966,923	$(302,573)	(4.3)%
Cost of sales	4,816,086	4,247,593	568,493	13.4
Gross profit	1,848,264	2,719,330	(871,066)	(32.0)
Selling, general and administrative expenses	1,841,763	1,829,600	12,163	0.7
Operating profit	6,501	889,730	(883,229)	(99.3)
Other expenses	23,132	31,424	(8,292)	(26.4)
Interest expense, net	166,491	178,579	(12,088)	(6.8)
Income (loss) before income tax expense	(183,122)	679,727	(862,849)	NM
Income tax expense (benefit)	(107,543)	79,007	(186,550)	NM
Net income (loss)	$(75,579)	$600,720	$(676,299)	NM
Net Sales
Net sales and profit trends across our apparel businesses were adversely affected by the COVID-19 pandemic in 2020. While many of our retail stores were temporarily closed for varying periods of time throughout the year, most were reopened by the end of the second quarter of 2020 as some government restrictions were removed or lightened. In the second half of 2020, some of our apparel businesses experienced growth in net sales primarily as a result of retailers replenishing inventory levels as stores re-opened after temporary closures due to the COVID-19 pandemic. More recently, many locations across the globe have experienced significant increases in COVID-19 cases as well as additional government restrictions, and have experienced and are expected to continue to experience reductions in traffic and therefore, net sales. The ultimate impact of the COVID-19 pandemic remains highly uncertain. Our online sales increased in 2020 as consumer spending continued to shift towards online shopping experiences due to the changing retail landscape as a result of the COVID-19 pandemic. During 2020, we sold PPE globally to governments, large organizations, business-to-business customers and consumers for use to help mitigate the spread of the COVID-19 virus.
Net sales decreased 4% during 2020 primarily due to the following:

•The disruption of our U.S. and International apparel businesses related to the negative effects of the COVID-19 pandemic; and
•The exit of our C9 Champion mass program and the DKNY intimate apparel license in 2019 which, together, represented approximately $419 million of net sales in 2019.
Partially offset by:
•Net sales of PPE of $959 million in 2020;
•An incremental $49 million of net sales related to the 53rd week included in our 2020 fiscal year; and
•The favorable impact from foreign exchange rates in our International business of approximately $12 million.
Operating Profit
Operating profit as a percentage of net sales was 0.1% in 2020, representing a decrease from 12.8% in the prior year. Decreased operating profit was the result of lower sales volume in our apparel businesses including the exit of our C9 Champion mass program in 2019, higher manufacturing costs, increased inventory reserves and higher bad debt expense. These decreases were partially offset by cost controls and temporary cost savings initiatives implemented in response to the COVID-19 pandemic.
Included in operating profit in 2020 and 2019 were restructuring and other action-related charges of $806 million and $63 million, respectively, including supply chain restructuring charges. In 2020, restructuring and other action-related charges also included charges related to the effects of the COVID-19 pandemic, including asset write-downs, supply chain re-start up charges primarily related to incremental costs incurred, such as freight and sourcing premiums, to expedite product to meet customer demand following the extended shut-down of parts of our manufacturing network as a result of the COVID-19 pandemic. We also recorded charges in 2020 as part of our Full Potential plan initiatives to streamline our portfolio including charges to write off our PPE inventory and write down inventory as a result of our SKU reduction initiative.
Other Highlights
Other Expenses – Other expenses decreased $8 million in 2020 compared to 2019 primarily due to lower pension expense and lower funding fees for sales of accounts receivable to financial institutions in 2020.
Interest Expense – Interest expense was lower by $12 million in 2020 compared to 2019, primarily driven by the impact of the cross-currency swap contracts entered into in July 2019 and a lower weighted average interest rate on our borrowings partially offset by higher outstanding debt balances. Our weighted average interest rate on our outstanding debt was 3.79% during 2020, compared to 4.08% during 2019.
Income Tax Expense – Our effective income tax rate was 58.7% and 11.6% for 2020 and 2019, respectively. The higher effective tax rate for 2020 was primarily due to the write-down of certain inventory recognized in high tax rate jurisdictions, including the United States, the change in jurisdictional mix of income attributable to the economic impacts of COVID-19 and an income tax benefit recognized in the current year due to our change in estimate of the transition tax liability due as mandated under the Tax Act. During 2020, the Internal Revenue Service closed the examination of the income tax years ended January 2, 2016 and December 31, 2016. The examination resulted in an immaterial adjustment which had been accrued as an uncertain tax benefit in a prior period.

Operating Results by Business Segment — Year Ended January 2, 2021 (“2020”) Compared with Year Ended December 28, 2019 (“2019”)

	Net Sales
	Years Ended
	January 2, 2021	December 28, 2019	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$2,978,009	$2,302,632	$675,377	29.3%
Activewear	1,184,413	1,854,704	(670,291)	(36.1)
International	2,309,754	2,529,375	(219,621)	(8.7)
Other	192,174	280,212	(88,038)	(31.4)
Total	$6,664,350	$6,966,923	$(302,573)	(4.3)%

	Operating Profit and Margin
	Years Ended
	January 2, 2021		December 28, 2019		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$718,923	24.1%	$515,991	22.4%	$202,932	39.3%
Activewear	67,643	5.7	281,319	15.2	(213,676)	(76.0)
International	315,365	13.7	384,784	15.2	(69,419)	(18.0)
Other	(14,025)	(7.3)	24,829	8.9	(38,854)	NM
Corporate	(1,081,405)	NM	(317,193)	NM	(764,212)	(240.9)
Total	$6,501	0.1%	$889,730	12.8%	$(883,229)	(99.3)%
Innerwear
Innerwear net sales increased 29% compared to 2019 driven by $801 million of net sales of PPE. This increase was partially offset by a 2% and a 16% decline in net sales in our basics and intimate apparel businesses, respectively, primarily as a result of the negative impact of the COVID-19 pandemic in the first half of 2020. During the second half of 2020, all categories except shapewear within both our basics and intimate apparel businesses experienced growth in net sales primarily as a result of retailers replenishing inventory levels as stores re-opened after temporary closures due to the COVID-19 pandemic. The shapewear category continues to be negatively impacted by the COVID-19 pandemic. In addition, net sales in our Innerwear segment decreased as a result of the exit of the C9 Champion mass program and the DKNY intimate apparel license in 2019.
Innerwear operating margin was 24.1%, an increase from 22.4% in 2019. Operating margin enhancement resulted primarily from fixed cost leverage from higher sales and temporary cost reduction initiatives.
Activewear
Activewear net sales decreased 36% in 2020 compared to the prior year primarily as a result of the negative impact of the COVID-19 pandemic. In addition, the exit of the C9 Champion mass program in 2019 represented approximately $361 million of the net sales decrease in 2020 compared to 2019.
Activewear operating margin was 5.7%, representing a decrease from 15.2% in the prior year. The decrease was a result of lower sales, including the exit of the C9 Champion mass program, higher manufacturing costs, increased inventory reserves and higher selling, general and administrative expenses as a percentage of net sales. Lower variable costs as a result of decreased net sales and temporary cost savings initiatives implemented in response to the COVID-19 pandemic reduced selling, general and administrative costs, but not at the same rate as the decline in sales.
International
Net sales in the International segment decreased 9% as a result of the negative impact of the COVID-19 pandemic partially offset by the favorable impact of foreign currency exchange rates of approximately $12 million. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, decreased 9%. The impact of foreign exchange rates is calculated by applying prior period exchange rates to the current year financial results. Sales of PPE increased International segment net sales by $158 million in 2020.
International operating margin was 13.7%, a decrease from 15.2% in 2019, primarily due to decreased sales partially offset by various temporary cost reduction initiatives and selling, general and administrative cost management.
Other
Other net sales decreased as a result decreased traffic at our retail outlets due to temporary store closures during 2020 as a result of the COVID-19 pandemic and continued declines in hosiery sales in the United States. Operating margin decreased due to the decrease in sales volume.
Corporate
Corporate expenses included certain administrative costs including restructuring and other action-related charges. Corporate expenses were higher in 2020 compared to 2019 due to higher restructuring and other action-related charges and higher bad debt expense as a result of charges for bankruptcies partially offset by cost savings initiatives implemented in response to the COVID-19 pandemic.
Restructuring and other action-related charges included:
•In 2020, COVID-19 related charges of $77 million for the write-down of assets recorded as a result of the ongoing effects of the COVID-19 pandemic and $49 million of supply chain re-start up charges primarily related to incremental costs incurred, such as freight and sourcing premiums, to expedite product to meet customer demand following the extended shut-down of parts of our manufacturing network as a result of the COVID-19 pandemic.
•Charges related to our Full Potential plan. In the fourth quarter of 2020, we began the early implementation of our Full Potential plan including a number of actions to simplify our business including streamlining our portfolio and SKU rationalization. As a result of COVID-19 vaccines rolling out around the world along with slowing retail orders and a flood of competitive offerings, our future PPE sales opportunities have been dramatically reduced. Therefore, we do not view PPE as a future growth opportunity for our company. We recorded a charge of $374 million to write down our entire PPE inventory balance to its estimated net realizable value and a charge of $26 million to accrue for vendor commitments for PPE materials expected to be paid in 2021. Additionally, we commenced an initiative to reduce 20% of our SKUs in inventory in order to streamline product offerings while also implementing a formal lifecycle management process. As a result, we recorded a charge of $211 million to write down inventory to its estimated net realizable value taking into account its initiatives.
•Other charges which include:
◦The write-off of an acquisition tax asset in the fourth quarter of 2020 which was fully offset by a discrete tax benefit included in the “Income tax expense (benefit)” line in our Consolidated Statement of Income.
◦Supply chain actions to reduce overhead costs.
◦Program exit charges associated with exiting the C9 Champion mass program and the DKNY intimate apparel license.
◦Other restructuring costs including action-related costs such as workforce reductions, as well as acquisition and integration charges for smaller acquisitions in 2019.

	Years Ended
	January 2, 2021	December 28, 2019
	(dollars in thousands)
Restructuring and other action-related charges included in operating profit (loss):
Supply chain actions	$23,538	$53,651
Program exit costs	9,856	4,616
Other restructuring costs	18,219	5,219
COVID-19 related charges:
Supply chain re-startup	48,893	—
Bad debt	11,375	—
Inventory	20,485	—
Intangible assets and goodwill	45,492	—
Full Potential plan:
Inventory SKU rationalization	210,904	—
PPE inventory write-off	373,767	—
PPE vendor commitments	26,400	—
Write-off of acquisition tax asset	16,858	—
Total restructuring and other action-related charges included in operating profit (loss)	$805,787	$63,486

Liquidity and Capital Resources
Cash Requirements and Trends and Uncertainties Affecting Liquidity
We rely on our cash flows generated from operations and the borrowing capacity under our credit facilities to meet the cash requirements of our business. Our primary uses of cash are payments to our employees and vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments, contributions to our pension plans, regular quarterly dividend payments and income tax payments. The rapid expansion of the COVID-19 pandemic resulted in a decline in net sales and earnings in 2020, which had a corresponding impact on our liquidity. We addressed these challenges by preserving our liquidity and managing our cash flow during these unprecedented conditions with preemptive actions to enhance our ability to meet our short-term liquidity needs. Such actions included, but were not limited to, focusing on channels that continued to generate sales, including mass retail and online; selling PPE, such as cloth face coverings and gowns; operating our manufacturing and distribution facilities on a demand-adjusted basis; reduced discretionary spending such as certain media and marketing expenses; focused working capital management; reduced capital expenditures; suspended our share repurchase program which is currently prohibited under the Senior Secured Credit Facility; reduced payroll costs through temporary employee furloughs and pay cuts; working globally to maximize our participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic; engaging with landlords to negotiate rent deferrals or other rent concessions; issued new debt and amended certain existing debt facilities.
In April 2020, given the rapidly changing business environment and level of uncertainty created by the COVID-19 pandemic and the associated impact on future earnings, we amended our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. The amendment effects changes to certain provisions and covenants under the Senior Secured Credit Facility during the period beginning with the fiscal quarter ending June 27, 2020 and continuing through the fiscal quarter ending July 3, 2021 (such period of time, the “Covenant Relief Period”), after which our covenants will revert to their original, pre-amendment levels, including: (a) suspension of compliance with the maximum leverage ratio; (b) reduction of the minimum interest coverage ratio from 3.00 to 1.00 to (i) 2.00 to 1.00 for the fiscal quarters ending June 27, 2020 through April 3, 2021 and (ii) 2.25 to 1.00 for the fiscal quarter ending July 3, 2021; (c) a minimum last twelve months EBITDA covenant of $625 million as of June 27, 2020, $505 million as of September 26, 2020, $445 million as of January 2, 2021, $435 million as of April 3, 2021 and $505 million as of July 3, 2021; (d) a minimum liquidity covenant of $300 million, increasing to $400 million upon certain conditions; (e) increased limitations on investments, acquisitions, restricted payments and the incurrence of indebtedness; and (f) anti-cash hoarding provisions. During the Covenant Relief Period, the applicable margin and applicable commitment fee margin will be calculated assuming the leverage ratio is greater than or equal to 4.50 to 1.00. The amendment also permanently amends the definition of “leverage ratio” for purposes of the financial covenant calculation to remove the maximum amount of cash allowed to be netted from the definition of “indebtedness” and to allow for the netting of cash from certain foreign subsidiaries.
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
In December 2020, the European Revolving Loan facility matured with no outstanding balance.
Based on our current estimate of future earnings and cash flows, we believe we have sufficient cash and available borrowings for at least one year from the issuance of these financial statements based on our current expectations and forecasts.
Our primary sources of liquidity are cash generated from global operations and cash available under our Revolving Loan Facility, our Australian Revolving Loan Facility, our Accounts Receivable Securitization Facility and our international credit facilities.
We had the following borrowing capacity and available liquidity under our credit facilities as of January 2, 2021:

	As of January 2, 2021
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility	$1,000,000	$995,824
Australian Revolving Loan Facility	46,111	46,111
Accounts Receivable Securitization Facility(1)	7,985	7,985
Other international credit facilities	118,926	72,037
Total liquidity from credit facilities	$1,173,022	$1,121,957
Cash and cash equivalents		909,437
Total liquidity		$2,031,394

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
•During 2020 and prior to the outbreak of COVID-19, we entered into transactions to repurchase approximately 14.5 million shares of our common stock at a total cost of $200 million. At January 2, 2021, the remaining repurchase authorization under our current share repurchase program totaled approximately 25.5 million shares. While we may repurchase additional shares of our common stock in the future, the program has been suspended in connection with the amendment to our Senior Secured Credit Facility described above. We did not repurchase any shares of common stock during 2019 or 2018.
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
•As part of our Full Potential plan, we have launched a multi-year cost savings program intended to substantially self-fund the investments necessary to achieve the Full Potential plan’s objectives.
•Although currently prohibited under our Senior Secured Credit Facility, in the future, we may pursue strategic business acquisitions.
•We made a contribution of $25 million to our U.S. pension plan in 2020 and on January 4, 2021, we made a contribution of $40 million to our U.S. pension plan. We have no additional required cash contributions to our U.S. pension plan in 2021 based on a preliminary calculation by our actuary. We may also elect to make additional voluntary contributions. Our U.S. qualified pension plan was approximately 92% and 91% funded as of December 1, 2020 and 2019, respectively, under the Pension Protection Act funding rules.
•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. We have not changed our reinvestment strategy from the prior year with regards to our unremitted foreign earnings and intend to remit foreign earnings totaling $668 million.
•We are obligated to make installment payments over an eight-year period related to our transition tax liability resulting from the implementation of the Tax Act, which began in 2018, in addition to any estimated income taxes due based on current year taxable income. In 2020, we continued to analyze the impacts of the Tax Act and recently issued regulations that have been published to help taxpayers interpret and apply the legislation. As a result of this analysis, we changed our estimate of the tax liability due in connection with the one-time mandatory transition tax and recognized a $38 million income tax benefit in the current period. Additionally in 2020, we made an installment payment on our transition tax liability in the amount of $10 million and have a remaining balance due of $52 million to be paid in installment payments through 2025.
•In May 2020, we issued $700 million aggregate principal amount of 5.375% Senior Notes. The net proceeds from the issuance were used to repay all outstanding borrowings under our Revolving Loan Facility, pay related fees and expenses, and for general corporate purposes.
•As a result of the uncertainty caused by the COVID-19 pandemic, we implemented employee furloughs and pay cuts, as well as reductions in discretionary spending such as certain media and marketing expenses, that have reduced selling, general and administrative costs.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.

Future Contractual Obligations and Commitments
The following table contains information on our contractual obligations and commitments as of January 2, 2021, and their expected timing on future cash flows and liquidity.

		Payments Due by Period
	At January 2, 2021	Fiscal 2021	Fiscal 2022-2023	Fiscal 2024-2025	Fiscal 2026 and Thereafter
	(dollars in thousands)
Operating activities:
Interest on debt obligations(1)	$645,976	$159,830	$303,635	$166,058	$16,453
Inventory purchase obligations	478,137	468,287	9,850	—	—
Operating lease obligations	568,039	162,225	219,527	103,582	82,705
Marketing and advertising obligations	18,376	15,156	2,160	1,060	—
Defined benefit plan minimum contributions(2)	40,000	40,000	—	—	—
Tax obligations(3)	146,266	61,061	27,396	57,809	—
Other long-term obligations(4)	534,038	236,484	134,891	75,534	87,129
Investing activities:
Capital expenditures	9,119	9,119	—	—	—
Financing activities:
Debt	4,035,724	263,936	600,000	2,271,788	900,000
Notes payable	784	784	—	—	—
Total	$6,476,459	$1,416,882	$1,297,459	$2,675,831	$1,086,287

(1)Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at January 2, 2021.
(2)Represents only the required minimum pension contributions to our U.S. qualified pension plan in 2021. In addition to the required cash contributions, we may elect to make voluntary contributions to maintain certain funded levels. For a discussion of our pension plan obligations, see Note, “Defined Benefit Pension Plans,” to our consolidated financial statements.
(3)Represents current tax liabilities, uncertain tax positions and transition tax liabilities resulting from the Tax Act.
(4)Represents the projected payment for long-term liabilities recorded on the Consolidated Balance Sheet for certain employee benefit claims, royalty-bearing license agreement payments, postemployment benefit obligations and deferred compensation.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the years ended January 2, 2021 and December 28, 2019 was derived from our consolidated financial statements.

	Years Ended
	January 2, 2021	December 28, 2019
	(dollars in thousands)
Operating activities	$448,469	$803,432
Investing activities	(41,082)	(109,660)
Financing activities	142,169	(824,010)
Effect of changes in foreign exchange rates on cash	31,124	4,429
Change in cash, cash equivalents and restricted cash	580,680	(125,809)
Cash, cash equivalents and restricted cash at beginning of year	329,923	455,732
Cash, cash equivalents and restricted cash at end of year	910,603	329,923
Less restricted cash at end of year	1,166	1,047
Cash and cash equivalents at end of year	$909,437	$328,876
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net income and changes in our working capital, was negatively impacted by the COVID-19 pandemic in 2020. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to the prior year, the lower net cash provided by operating activities was primarily due to lower net income. Cash used by operating activities includes a $25 million and a $26 million contribution to our U.S. pension plan made in the first quarter of 2020 and 2019, respectively.

Investing Activities
The decrease in cash used by investing activities in 2020 compared to 2019 was primarily the result of a decrease in capital investments as we tightly managed spending to help mitigate the negative impact of the COVID-19 pandemic on our business and liquidity and the indemnification escrow payment of $21 million related to the Bras N Things acquisition made in 2019.
Financing Activities
Net cash from financing activities increased primarily as a result of higher borrowings as compared to 2019 resulting from the issuance of $700 million aggregate principal amount of 5.375% Senior Notes in May 2020. We increased our borrowings in 2020 primarily to strengthen our cash position and to provide us with additional financial flexibility to manage our business as the COVID-19 pandemic was emerging. Additionally, in the first quarter of 2020, we repurchased shares at a total cost of $200 million.
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
In April 2020, given the rapidly changing business environment and level of uncertainty created by the COVID-19 pandemic and the associated impact on future earnings, we amended our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis.
In May 2020, we issued $700 million aggregate principal amount of 5.375% Senior Notes. The net proceeds of $691 million from the issuance were used to repay all outstanding borrowings under our Revolving Loan Facility, pay related fees and expenses, and for general corporate purposes.
In December 2020, the European Revolving Loan facility matured with no outstanding balance.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of January 2, 2021, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. We continue to monitor our covenant compliance carefully. Under the terms of our Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio covenant is the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense and the leverage ratio covenant is the ratio of our net debt to EBITDA for the preceding four fiscal quarters. EBITDA is defined as earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility. We expect to maintain compliance with our covenants for at least one year from the issuance date of these financial statements based upon our current expectations and forecasts, however economic conditions or the occurrence of events discussed above under “Risk Factors” in this Annual Report on Form 10-K could cause noncompliance.
For further details regarding our liquidity from our available cash balances and credit facilities see, “Cash Requirements and Trends and Uncertainties Affecting Liquidity,” above.

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
Note, “Summary of Significant Accounting Policies  — (d) Sales Recognition and Incentives,” to our consolidated financial statements describes a variety of sales incentives that we offer to resellers and consumers of our products. Measuring the cost of these incentives requires, in many cases, estimating future customer utilization and redemption rates. We use historical data for similar transactions to estimate the cost of current incentive programs. Our management reviews these estimates each quarter and makes adjustments based upon actual experience and other available information. We classify the costs associated with cooperative advertising as a reduction in the “Net sales” line in our Consolidated Statements of Income.
Accounts Receivable Valuation
Accounts receivable consist primarily of amounts due from customers. We carry our accounts receivable at their net realizable value. In determining the appropriate allowance for doubtful accounts, we evaluate our receivables on a collection (pool) basis which are aggregated based on similar risk characteristics and consider a combination of factors, such as historical losses, the aging of trade receivables, industry trends, and our customers’ financial strength, credit standing and payment and default history. Changes in the characteristics of our accounts receivables and the aforementioned factors, among others, are reviewed quarterly and may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance involves judgment by our management as to the impact of these and other factors on the ultimate realization of our trade receivables. Charges to the allowance for doubtful accounts are reflected in the “Selling, general and administrative expenses” line and charges to the allowance for customer chargebacks and other customer deductions are primarily reflected as a reduction in the “Net sales” line in our Consolidated Statements of Income. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a large reserve might be required. The amount of actual historical losses has not varied materially from our estimates for bad debts.
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
Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in the “Cost of Sales” line in our Consolidated Statements of Income when the related inventory item is sold.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. These assessments of uncertain tax positions contain judgments related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, expiration of statutes of limitations, as well as changes to, or further interpretations of tax laws and regulations. Income tax expense is adjusted in our Consolidated Statements of Income in the period in which these events occur.
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
Trademarks and Other Identifiable Intangibles
Trademarks, license agreements, customer and distributor relationships and computer software are our primary identifiable intangible assets. We amortize identifiable intangibles determined to have finite lives over their estimated useful lives, and we do not amortize identifiable intangibles with indefinite lives. As of January 2, 2021, the net book value of trademarks and other identifiable intangible assets was $1.6 billion, of which we are amortizing a balance of $166 million. We anticipate that our amortization expense for 2021 will be approximately $34 million.
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
During the second quarter of 2020, we completed a quantitative impairment analysis for certain indefinite-lived intangible assets as a result of the significant impact of the COVID-19 pandemic on their performance. Based on this analysis, we recorded impairment charges of $20 million on certain indefinite-lived trademarks and other intangible assets within the European Innerwear business.
In connection with our annual impairment testing performed in the third quarter of 2020, we performed a quantitative assessment, utilizing an income approach to estimate the fair value of each indefinite-lived intangible asset. The most significant assumptions include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin, all of which are used to estimate the fair value of the indefinite-lived intangible assets. The tests indicated the indefinite-lived intangible assets had fair values that exceeded their carrying values and no impairment of trademarks or other identifiable intangible assets was identified as a result of our testing. Certain indefinite-lived trademarks within the European Innerwear business were considered to be at a higher risk for future impairment if any assumptions used in the estimate of the trademarks’ fair value change in the future given their respective fair values exceeded their carrying values by less than 20% and trends in the associated businesses indicate a declining fair value. As of January 2, 2021, we considered four trademarks within the European Innerwear business to be at a higher risk for future impairment and the carrying value of these four indefinite-lived trademarks was approximately $90 million.
Goodwill
As of January 2, 2021, we had $1.3 billion of goodwill. We do not amortize goodwill, but we assess for impairment at least annually and more often as triggering events occur. The timing of our annual goodwill impairment testing is the first day of the third fiscal quarter. In evaluating the recoverability of goodwill in 2020, we estimated the fair value of our reporting units. We relied on a number of factors to determine the fair value of our reporting units and evaluated various factors to discount anticipated future cash flows, including operating results, business plans and present value techniques. As discussed above under “Trademarks and Other Identifiable Intangibles,” there are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.
In connection with the annual goodwill impairment testing performed during the third quarter of 2020, we performed a quantitative assessment utilizing an income approach to estimate the fair value of each reporting unit. The most significant assumptions include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin, all of which are used to estimate the fair value of the reporting units. The tests indicated the reporting units had fair values that exceeded their carrying values. Certain reporting units, including the European Innerwear business and U.S. Hosiery, were considered to be at a higher risk for future impairment if any assumptions used in the estimate of the reporting units’ fair values change in the future given their respective fair values exceeded their carrying values by less than 20% and trends in the associated businesses indicate a declining fair value. In the fourth quarter of 2020, we determined that there was a triggering event associated with our U.S. Hosiery reporting unit due to a significant decline in performance below management’s expectations and loss of a future wholesale hosiery program. Based on the updated quantitative analysis, we recorded impairment charges for the full amount of goodwill related to the U.S. Hosiery reporting unit of $25 million. The estimated fair value of the European Innerwear reporting unit during the annual impairment test exceeded the carrying value by less than 20% and is still viewed as higher risk for future impairment. The goodwill associated with the European Innerwear reporting unit was approximately $105 million as of January 2, 2021.
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
The net periodic benefit cost of the pension plans is determined using projections and actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return. The net periodic pension income or expense is recognized in the year incurred. Gains and losses, which occur when actual experience differs from actuarial assumptions, are amortized over the average future expected life of participants. As benefits under the Hanesbrands Inc. Pension Plan are frozen, year over year fluctuations in our pension expense are not expected to have a material impact on our Consolidated Statements of Income.
Our policies regarding the establishment of pension assumptions are as follows:
•Discount rate assumptions are generally based on yield curves applicable to each country and the expected cash flows for each plan. For our U.S. defined benefit plans, we use the full series of spot rates along the Aon AA-Only Above Median Yield Curve and expected plan cash flows to determine liabilities and expense. Single equivalent discount rates are shown for disclosure purposes.
•Salary increase assumptions, where applicable, are generally based on historical experience and management expectations. This assumption is not applicable to the U.S., Germany, or Italy as benefits under these plans are either frozen or not tied to pay. The benefits under the Hanesbrands Inc. Pension Plan were frozen as of December 31, 2005.
•Long-term rate of return on plan assets assumptions, where applicable, are generally based on each plan’s investment mix and forward-looking capital market assumptions applicable to each country. Expected returns also reflect an incremental premium for actively managed investments and a reduction for trust-paid expenses. This assumption is not applicable to unfunded plans.
•Retirement and turnover assumptions are generally based on actual plan experience while standard actuarial mortality tables applicable to each country are used to estimate life expectancy. For our U.S. defined benefit plans, the 2020 mortality tables are from the Society of Actuaries’ Private Plan study published in 2019 (Pri-2012) projected generationally with Scale MP-2020.

The sensitivity of changes in actuarial assumptions on our annual pension expense and on our plans’ benefit obligations, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
	Pension Expense	Benefit Obligation
	(in millions)
1% decrease in discount rate	$(3)	$175
1% increase in discount rate	2	(142)
1% decrease in expected investment return	9	N/A
1% increase in expected investment return	(9)	N/A

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
Foreign Exchange Rates
We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase some raw materials, pay a portion of our wages and make other payments in our supply chain in foreign currencies. With our international commercial presence, we also have foreign entities that purchase raw materials and finished goods in U.S. dollars. We are also exposed to foreign exchange gains and losses resulting from the effect that fluctuations in foreign exchange rates have on the reported results in our consolidated financial statements due to the translation of operating results and financial position of our foreign subsidiaries. Our exposure to foreign exchange rates exists primarily with respect to the Euro, Australian dollar, Canadian dollar, Mexican peso and Japanese yen against the U.S. dollar. We use forward foreign exchange contracts, cross-currency swap contracts and nonderivative financial instruments to hedge material exposure to adverse changes in foreign exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward foreign exchange and cross-currency swap derivative contracts. At January 2, 2021, the potential change in fair value of foreign currency derivative instruments, assuming a 10% adverse change in the underlying currency price, was approximately $102 million.
Interest Rates
Our debt under the Revolving Loan Facility, Accounts Receivable Securitization Facility, Term Loan A, Term Loan B, Australian Revolver, certain other international debt and notes payable bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt and notes payable. Approximately 77% of our total debt and notes payable outstanding at January 2, 2021 is at a fixed rate. A 25-basis point movement in the annual interest rate charged on the outstanding debt and notes payable balances as of January 2, 2021 would result in a change in annual interest expense of approximately $2 million.
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
Our consolidated financial statements required by this item are contained on pages F-1 through F-58 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of consolidated financial statements provided.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of January 2, 2021, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of 2019, we identified and disclosed a material weakness in our internal control over financial reporting relating to controls over deferred income tax assets and liabilities, which included an assessment of the reliability of information used in the accounting for income taxes. This material weakness resulted in a revision to our annual and interim consolidated financial statements in 2018 and 2017 and our interim consolidated financial statements in 2019. In order to remediate the material weakness in our internal controls related to accounting for income taxes, management enhanced processes and internal controls related to deferred income taxes, the effective income tax rate reconciliation and related disclosures. Specifically, management enhanced these controls and implemented these enhancements in the fourth quarter of 2020 to ensure proper identification and measurement of deferred income taxes by (i) performing review at an appropriate level of precision and (ii) assessing the reliability of underlying data. These enhanced controls include documentation evidencing the effective design and operation of annual and quarterly controls related to various aspects of deferred taxes and the tax rate reconciliation. During the fourth quarter of 2020, we completed the testing of the enhanced controls noted above. Based on the evidence obtained in validating the design and operating effectiveness of these controls, we concluded that these enhancements to our controls and procedures have remediated the material weakness in our internal control over financial reporting as of January 2, 2021.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that remediation activities described above are changes in our internal control over financial reporting which occurred during the quarter ended January 2, 2021 and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The material under the heading “Proposal 1 - Election of Directors: Nominees for Election as Directors for a One-Year Term Expiring in 2022,” “Proposal 1 - Election of Directors: Other Governance Information - Code of Ethics,” “Proposal 1 - Election of Directors: Board Structure and Processes - Committees of the Board of Directors” and “Proposal 1 - Election of Directors: How We Select our Directors - Director Independence,” each as included and to be filed in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), is incorporated by reference herein in response to this Item. Certain information concerning the Company’s executive officers is included in Item 1C of this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The material under the heading “Proposal 3 - Advisory Vote to Approve Executive Compensation: Compensation Discussion and Analysis,” “Proposal 3 - Advisory Vote to Approve Executive Compensation: Executive Compensation,” “Proposal 1 - Election of Directors: Board Structure and Processes - Committees of the Board of Directors - Compensation Committee Interlocks and Insider Participation,” and “Proposal 3 - Advisory Vote to Approve Executive Compensation: Compensation Committee Report,” each as included and to be filed in the 2021 Proxy Statement, is incorporated by reference herein in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The material under the heading “Equity Compensation Plan Information” as included in Item 5 of this Annual Report on Form 10-K and the material under the heading “Ownership of Our Stock: Share Ownership of Major Stockholders, Management and Directors” as included and to be filed in the 2021 Proxy Statement is incorporated by reference herein in response to this Item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The material under the heading “Proposal 1 - Election of Directors: Other Governance Information - Related Person Transactions” and “Proposal 1 - Election of Directors: How We Select our Directors - Director Independence,” each as included and to be filed in the 2021 Proxy Statement, is incorporated by reference herein in response to this Item.

Item 14.	Principal Accounting Fees and Services
The material under the heading “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm: Relationship with Independent Registered Public Accounting Firm” as included and to be filed in the 2021 Proxy Statement is incorporated by reference herein in response to this Item.

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

4.3
First Supplemental Indenture (to Indenture dated May 6, 2016), dated as of November 9, 2016, among Hanesbrands Inc., It’s Greek to Me, Inc., GTM Retail, Inc. and US Bank, National Association (incorporated by reference from Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2020).

4.4
Second Supplemental Indenture (to Indenture dated May 6, 2016), dated as of February 7, 2018, among Hanesbrands Inc., Alternative Apparel, Inc. and US Bank, National Association (incorporated by reference from Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2018).

Exhibit Number	Description

4.5
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

4.6
Supplemental Indenture No. 1 (to Indenture dated June 3, 2016), dated as of June 23, 2016, among Hanesbrands Finance Luxembourg S.C.A. HBI Australia Acquisition Co. Pty Limited, HBI Italy Acquisition Co. S.r.l., Maidenform Brands Spain, S.R.L. Unipersonal and U.S. Bank Trustees Limited (incorporated by reference from Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2016).

4.7
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

4.9
Supplemental Indenture No. 4 (to Indenture dated June 3, 2016), dated as of March 28, 2017, among Hanesbrands Finance Luxembourg S.C.A., Hanes Caribe, Inc. and U.S. Bank Trustees Limited (incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2017).

4.10
Supplemental Indenture No. 5 (to Indenture dated June 3, 2016), dated as of February 20, 2018, among Hanesbrands Finance Luxembourg S.C.A., Alternative Apparel, Inc. and U.S. Bank Trustees Limited (incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

4.11
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

4.13
Supplemental Indenture No. 8 (to Indenture dated June 3, 2016), dated as of November 30, 2018, among Hanesbrands Finance Luxembourg S.C.A., Hanes Global Holdings Switzerland GmbH and U.S. Bank Trustees (incorporated by reference from Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019).

4.14
Supplemental Indenture No. 9 (to Indenture dated June 3, 2016), dated as of April 14, 2020, among Hanesbrands Finance Luxembourg S.C.A., Hanesbrands (HK) Limited, Hanesbrands Korea LLC and U.S. Bank Trustees Limited (incorporated by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2020).

4.15
Indenture, dated May 4, 2020, among Hanesbrands Inc., the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2020).

Exhibit Number	Description
10.1
Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013).*

10.2
First Amendment of Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019).*

10.3
Second Amendment of Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019).*

10.4
Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted prior to January 1, 2019 (incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.5
Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted on or after January 28, 2020 (incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2020).*

10.6
Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted prior to January 1, 2019 (incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.7
Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted on or after January 28, 2020 (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2020).*

10.8
Form of Performance Stock Award Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted prior to January 1, 2019 (incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.9
Form of Performance Stock Award Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) for awards granted on or after January 28, 2020 (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2020).*

10.10
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan (As Amended and Restated) (incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.11
Hanesbrands Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 29, 2020).*

10.12	Form of Calendar Year Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan.*

10.13	Form of Discretionary Grant Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan.*

10.14	Form of Performance Stock Award Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan.*

10.15	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement under the Hanesbrands Inc. 2020 Omnibus Incentive Plan.*

Exhibit Number	Description
10.16
Inducement Restricted Stock Unit Grant Notice and Agreement with Stephen B. Bratspies (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-240312) filed with the Securities and Exchange Commission on August 3, 2020).*

10.17
Inducement Performance Stock Unit Grant Notice and Agreement with Stephen B. Bratspies (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-240312) filed with the Securities and Exchange Commission on August 3, 2020).*

10.18
Inducement Stock Option Grant Notice and Agreement with Stephen B. Bratspies (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-240312) filed with the Securities and Exchange Commission on August 3, 2020).*

10.19
Inducement Sign-On Restricted Stock Unit Grant Notice and Agreement with Kristin Oliver (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-248667) filed with the Securities and Exchange Commission on September 8, 2020).*

10.20
Inducement Long-Term Incentive Plan Restricted Stock Unit Grant Notice and Agreement with Kristin Oliver (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-248667) filed with the Securities and Exchange Commission on September 8, 2020).*

10.21
Inducement Long-Term Incentive Plan Performance Stock Unit Grant Notice and Agreement with Kristin Oliver (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (Commission file number 333-248667) filed with the Securities and Exchange Commission on September 8, 2020).*

10.22
Form of Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2006).*

10.23
Form of Non-Employee Director Stock Option Grant Notice and Agreement under the Hanesbrands Inc. Omnibus Incentive Plan of 2006 (incorporated by reference from Exhibit 10.5 to the Registrant’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2007).*

10.24
Hanesbrands Inc. Supplemental Employee Retirement Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2010).*

10.25
Hanesbrands Inc. Annual Incentive Plan for Section 16 Officers (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2020).*

10.26
Hanesbrands Inc. Executive Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014).*

10.27
First Amendment to Hanesbrands Inc. Executive Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019).*

Exhibit Number	Description

10.28
Second Amendment to Hanesbrands Inc. Executive Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019).*

10.29
Hanesbrands Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.30
Hanesbrands Inc. Executive Long-Term Disability Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.31
Hanesbrands Inc. Employee Stock Purchase Plan of 2006, as amended (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2010).*

10.32
Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009).*

10.33
First Amendment to Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 4, 2016).*

10.34
Second Amendment to Hanesbrands Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Securities and exchange Commission on February 11, 2019).*

10.35
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers prior to December 2010 and schedule of all such agreements with current executive officers (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2016).*

10.36
Form of Severance/Change in Control Agreement entered into by and between Hanesbrands Inc. and certain of its executive officers after December 2010 and schedule of all such agreements with current executive officers.*

10.37
First Amendment to Severance/Change in Control Agreement dated June 13, 2016 between Hanesbrands Inc. and Gerald W. Evans, Jr. (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2016).*

10.38	Severance/Change in Control Agreement dated August 3, 2020 between Hanesbrands Inc. and Stephen B. Bratspies.*

10.39
Transition and Retirement Agreement dated as of May 4, 2020 by and between Hanesbrands Inc. and Gerald W. Evans, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on July 31, 2020).*

10.40
Letter Agreement dated as of June 1, 2020 by and between Hanesbrands Inc. and Stephen B. Bratspies (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on July 31, 2020).*

10.41
Letter Agreement dated as of August 15, 2020 by and between Hanesbrands Inc. and Kristin L. Oliver (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 5, 2020).*

10.42	Letter Agreement dated as of October 22, 2020 by and between Hanesbrands Inc and Greg L. Hall.*

10.43
Employment Agreement dated June 9, 2009 by and between Hanes Australasia Pty Ltd (formerly known as Pacific Brands Ltd.) and David L. Bortolussi (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2020).*

Exhibit Number	Description
10.44
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

10.45
First Amendment and Waiver dated April 27, 2020 to the Fourth Amended and Restated Credit Agreement among Hanesbrands Inc., MFB International Holdings S.à r.l., HBI Australia Acquisition Co. Pty Ltd, the lenders party thereto from time to time and JPMorgan Chase Bank N.A., as the administrative agent and the collateral agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2020).

10.46
Amendment, dated as of October 2, 2020, to the First Amendment and Waiver dated April 27, 2020 to the Fourth Amended and Restated Credit Agreement among Hanesbrands Inc., MFB International Holdings S.à r.l., HBI Australia Acquisition Co. Pty Ltd, the lenders party thereto from time to time and JPMorgan Chase Bank N.A., as the administrative agent and the collateral agent.

10.47
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
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2021.

HANESBRANDS INC.

/s/ Stephen B. Bratspies
Stephen B. Bratspies
Chief Executive Officer

POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Stephen B. Bratspies, M. Scott Lewis and Joia M. Johnson, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Stephen B. Bratspies	Chief Executive Officer (principal executive officer)	February 12, 2021
Stephen B. Bratspies

/s/ M. Scott Lewis	Interim Chief Financial Officer, Chief Accounting Officer and Controller (principal financial officer and principal accounting officer)	February 12, 2021
M. Scott Lewis

/s/ Cheryl K. Beebe	Director	February 12, 2021
Cheryl K. Beebe

/s/ Geralyn R. Breig	Director	February 12, 2021
Geralyn R. Breig

/s/ Bobby J. Griffin	Director	February 12, 2021
Bobby J. Griffin

/s/ James C. Johnson	Director	February 12, 2021
James C. Johnson

/s/ Franck J. Moison	Director	February 12, 2021
Franck J. Moison

/s/ Robert F. Moran	Director	February 12, 2021
Robert F. Moran

/s/ Ronald L. Nelson	Director	February 12, 2021
Ronald L. Nelson

/s/ Ann E. Ziegler	Director	February 12, 2021
Ann E. Ziegler

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
HANESBRANDS INC.

Hanesbrands Inc.
Management’s Report on Internal Control Over Financial Reporting
Management of Hanesbrands Inc. (“Hanesbrands”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted. Hanesbrands’ internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Hanesbrands; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of Hanesbrands are being made only in accordance with authorizations of management and directors of Hanesbrands; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Hanesbrands’ assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of Hanesbrands’ internal control over financial reporting as of January 2, 2021, based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that Hanesbrands’ internal control over financial reporting was effective as of January 2, 2021.
The effectiveness of our internal control over financial reporting as of January 2, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hanesbrands Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hanesbrands Inc. and its subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 2, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment Assessments – Goodwill of Certain Reporting Units of the International Reporting Segment and Certain Indefinite-Lived Trademarks
As described in Notes 2 and 14 to the consolidated financial statements, the Company’s goodwill and indefinite-lived trademarks balances were $1.26 billion and $1.38 billion, respectively, as of January 2, 2021. These assets are assessed for impairment at least annually, as of the first day of the Company’s third fiscal quarter, and as triggering events occur. The impairment test consists of comparing the fair value of the reporting unit or intangible asset, which is determined using the income approach, to its carrying value. If the carrying value exceeds the fair value of the asset, an impairment loss is recognized in an amount equal to such excess. Fair values of reporting units and intangible assets are primarily based on future cash flows projected to be generated from that asset. In performing the discounted cash flow analysis, management makes various judgments, estimates and assumptions, the most significant of which are the assumptions related to revenue growth rates, operating profit margin rates, terminal growth rates, and discount rates. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time.
The principal considerations for our determination that performing procedures relating to the impairment assessments for goodwill of certain reporting units of the International reporting segment and certain indefinite-lived trademarks is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of certain reporting units and indefinite-lived trademarks; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, operating profit margin rates, terminal growth rates, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived trademarks impairment assessments, including controls over the valuation of the Company’s reporting units and indefinite-lived trademarks. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of certain reporting units and indefinite-lived trademarks; (ii) evaluating the appropriateness of the discounted cash flow analysis; (iii) testing the completeness and accuracy of underlying data used in the analysis; and (iv) evaluating the significant assumptions used by management related to the revenue growth rates, operating profit margin rates, terminal growth rates, and discount rates. Evaluating management’s assumptions related to revenue growth rates, operating profit margin rates, and terminal growth rates involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the reporting units and branded products associated with the trademarks; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discount rates assumption.

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 12, 2021

We have served as the Company’s auditor since 2006.

HANESBRANDS INC.
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net sales	$6,664,350	$6,966,923	$6,803,955
Cost of sales	4,816,086	4,247,593	4,150,736
Gross profit	1,848,264	2,719,330	2,653,219
Selling, general and administrative expenses	1,841,763	1,829,600	1,788,568
Operating profit	6,501	889,730	864,651
Other expenses	23,132	31,424	26,395
Interest expense, net	166,491	178,579	194,675
Income (loss) before income tax expense	(183,122)	679,727	643,581
Income tax expense (benefit)	(107,543)	79,007	103,915
Net income (loss)	$(75,579)	$600,720	$539,666

Earnings (loss) per share:
Basic	$(0.21)	$1.65	$1.48
Diluted	$(0.21)	$1.64	$1.48
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net income (loss)	$(75,579)	$600,720	$539,666
Other comprehensive income (loss):
Translation adjustments	104,318	(7,153)	(113,555)
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $6,870, $6,222, and ($11,297), respectively	(24,454)	(10,806)	35,978
Unrecognized income (loss) from pension and postretirement plans, net of tax of $10,195, $9,047, and ($4,852), respectively	(29,175)	(25,006)	13,841
Total other comprehensive income (loss)	50,689	(42,965)	(63,736)
Comprehensive income (loss)	$(24,890)	$557,755	$475,930
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 2, 2021	December 28, 2019
Assets
Cash and cash equivalents	$909,437	$328,876
Trade accounts receivable, net	831,860	815,210
Inventories	1,491,095	1,905,845
Other current assets	175,995	174,634
Total current assets	3,408,387	3,224,565
Property, net	545,771	587,896
Right-of-use assets	467,268	487,787
Trademarks and other identifiable intangibles, net	1,578,017	1,520,800
Goodwill	1,255,630	1,235,711
Deferred tax assets	373,414	203,331
Other noncurrent assets	70,387	93,896
Total assets	$7,698,874	$7,353,986

Liabilities and Stockholders’ Equity
Accounts payable	948,511	959,006
Accrued liabilities and other:
Payroll and employee benefits	161,606	159,058
Advertising and promotion	217,878	163,842
Other	363,811	208,284
Lease liabilities	146,842	166,091
Notes payable	784	4,244
Current portion of long-term debt	263,936	110,914
Total current liabilities	2,103,368	1,771,439
Long-term debt	3,739,434	3,256,870
Lease liabilities - noncurrent	360,352	358,281
Pension and postretirement benefits	428,026	403,458
Other noncurrent liabilities	253,736	327,343
Total liabilities	6,884,916	6,117,391

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 348,802,220 and 362,449,037, respectively	3,488	3,624
Additional paid-in capital	307,883	304,395
Retained earnings	1,069,546	1,546,224
Accumulated other comprehensive loss	(566,959)	(617,648)
Total stockholders’ equity	813,958	1,236,595
Total liabilities and stockholders’ equity	$7,698,874	$7,353,986
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 30, 2017	360,126	$3,601	$271,462	$758,531	$(432,131)	$601,463
Net income	—	—	—	539,666	—	539,666
Dividends ($0.60 per common share)	—	—	—	(218,694)	—	(218,694)
Other comprehensive loss	—	—	—	—	(63,736)	(63,736)
Stock-based compensation	—	—	21,063	—	—	21,063
Net exercise of stock options, vesting of restricted stock units and other	1,204	12	(7,648)	—	—	(7,636)
Balances at December 29, 2018	361,330	$3,613	$284,877	$1,079,503	$(495,867)	$872,126
Net income	—	—	—	600,720	—	600,720
Dividends ($0.60 per common share)	—	—	—	(219,371)	—	(219,371)
Other comprehensive loss	—	—	—	—	(42,965)	(42,965)
Stock-based compensation	—	—	8,908	—	—	8,908
Net exercise of stock options, vesting of restricted stock units and other	1,119	11	(3,764)	—	—	(3,753)
Modification of deferred compensation plans	—	—	14,374	—	—	14,374
Cumulative effect of change in adoption of leases standard	—	—	—	6,556	—	6,556
Stranded tax related to U.S. pension plan	—	—	—	78,816	(78,816)	—
Balances at December 28, 2019	362,449	$3,624	$304,395	$1,546,224	$(617,648)	$1,236,595
Net loss	—	—	—	(75,579)	—	(75,579)
Dividends ($0.60 per common share)	—	—	—	(213,230)	—	(213,230)
Other comprehensive income	—	—	—	—	50,689	50,689
Stock-based compensation	—	—	18,664	—	—	18,664
Net exercise of stock options, vesting of restricted stock units and other	817	9	(2,921)	—	—	(2,912)
Share repurchases	(14,464)	(145)	(12,255)	(187,869)	—	(200,269)
Balances at January 2, 2021	348,802	$3,488	$307,883	$1,069,546	$(566,959)	$813,958

See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Operating activities:
Net income (loss)	$(75,579)	$600,720	$539,666
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	95,759	96,030	95,359
Amortization of acquisition intangibles	24,718	24,868	25,670
Other amortization	11,969	10,069	10,767
Inventory write-down charges	584,671	—	—
Impairment of intangible assets and goodwill	45,492	—	—
Amortization of debt issuance costs	11,565	10,731	9,278
Stock compensation expense	18,969	9,277	21,416
Deferred taxes	(161,215)	41,817	26,611
Other	8,501	5,033	(1,134)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(6,945)	45,157	10,269
Inventories	(136,057)	147,330	(202,019)
Other assets	(1,144)	(6,597)	(7,585)
Accounts payable	(32,641)	(67,390)	165,788
Accrued pension and postretirement benefits	(18,832)	(9,843)	(5,024)
Accrued liabilities and other	79,238	(103,770)	(45,660)
Net cash from operating activities	448,469	803,432	643,402

Investing activities:
Capital expenditures	(53,735)	(101,084)	(86,293)
Proceeds from sales of assets	671	4,884	2,557
Acquisition of businesses, net of cash acquired	—	(25,232)	(334,915)
Other	11,982	11,772	—
Net cash from investing activities	(41,082)	(109,660)	(418,651)

Financing activities:
Borrowings on notes payable	234,682	341,117	278,147
Repayments on notes payable	(239,008)	(342,576)	(286,591)
Borrowings on Accounts Receivable Securitization Facility	227,061	246,417	213,336
Repayments on Accounts Receivable Securitization Facility	(227,061)	(408,025)	(176,937)
Borrowings on Revolving Loan Facilities	1,638,000	3,198,277	3,546,360
Repayments on Revolving Loan Facilities	(1,756,189)	(3,199,592)	(3,506,500)
Borrowings on Senior Notes	700,000	—	—
Repayments on Term Loan Facilities	—	(413,498)	(31,875)
Borrowings on International Debt	31,222	27,680	—
Repayments on International Debt	(36,383)	(48,327)	(1,105)
Share repurchases	(200,269)	—	—
Cash dividends paid	(210,385)	(216,958)	(216,316)
Payments of debt issuance costs	(15,018)	(1,203)	(677)
Other	(4,483)	(7,322)	(18,339)
Net cash from financing activities	142,169	(824,010)	(200,497)
Effect of changes in foreign exchange rates on cash	31,124	4,429	9,912
Change in cash, cash equivalents and restricted cash	580,680	(125,809)	34,166
Cash, cash equivalents and restricted cash at beginning of year	329,923	455,732	421,566
Cash, cash equivalents and restricted cash at end of year	910,603	329,923	455,732
Less restricted cash at end of year	1,166	1,047	22,710
Cash and cash equivalents per balance sheet at end of year	$909,437	$328,876	$433,022
See accompanying notes to Consolidated Financial Statements.

HANESBRANDS INC.
Notes to Consolidated Financial Statements
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)

(1)    Basis of Presentation
Hanesbrands Inc., a Maryland corporation (the “Company”), is a consumer goods company with a portfolio of leading apparel brands, including Hanes, Champion, Bonds, DIM, Bali, Maidenform, Playtex, Bras N Things, Nur Die/Nur Der, JMS/Just My Size, Wonderbra, Lovable, Alternative, Berlei, L’eggs and Gear for Sports. The Company designs, manufactures, sources and sells a broad range of basic apparel such as T-shirts, bras, panties, shapewear, underwear, socks, hosiery and activewear.
The Company’s fiscal year ends on the Saturday closest to December 31. All references to “2020”, “2019” and “2018” relate to the 53-week fiscal year ended on January 2, 2021, and the 52-week fiscal years ended on December 28, 2019 and December 29, 2018, respectively. Two subsidiaries of the Company close one day after the Company’s consolidated year end. The difference in reporting of financial information for these subsidiaries did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Business Strategy
With the arrival of its new Chief Executive Officer in August of 2020, the Company undertook a comprehensive global business review focused on building consumer-centric growth. The review resulted in the Company’s Full Potential plan, which is its multi-year growth strategy that focuses on four pillars to drive growth and enhance long-term profitability and identifies the initiatives to unlock growth. The Company’s four pillars of growth are to grow the Champion brand globally, drive growth in Innerwear with brands and products that appeal to younger consumers, build e-commerce excellence across channels and streamline its global portfolio.
In the fourth quarter of 2020, the Company began the early implementation its Full Potential plan including a number of actions to simplify its business including streamlining its portfolio and SKU rationalization. As a result of COVID-19 vaccines rolling out around the world along with slowing retail orders and a flood of competitive offerings, the Company’s future personal protective equipment (“PPE”) sales opportunities have been dramatically reduced. Therefore, the Company does not view PPE as a future growth opportunity for the Company. The Company recorded a charge of $373,767 to write down its entire PPE inventory balance to its estimated net realizable value and a charge of $26,400 to accrue for vendor commitments for PPE materials expected to be paid in 2021. Additionally, the Company commenced an initiative to reduce 20% of its SKUs in inventory in order to streamline product offerings while also implementing a formal lifecycle management process. As a result, the Company recorded a charge of $210,904 to write down inventory to its estimated net realizable value taking into account its initiatives. These initiatives will position the Company for long-term growth by driving higher margin sales, lowering costs and improving service to customers. In addition, on February 9, 2021, as part of its strategic review, the Company announced that it is exploring strategic alternatives for its European Innerwear business.

Impact of COVID-19
The global novel coronavirus ("COVID-19") pandemic has impacted the Company’s business operations and financial results in 2020. During 2020, the rapid expansion of the COVID-19 pandemic resulted in a sharp decline in net sales and earnings in the Company’s apparel businesses due to decreased customer traffic and temporary retail store closures worldwide. While many of the Company’s retail stores were temporarily closed for varying periods of time throughout 2020, most were reopened by the end of the second quarter but have experienced, and are expected to continue to experience, reductions in customer traffic and therefore, net sales. In addition, many of the Company’s wholesale customers have also experienced business disruptions, including lower traffic and consumer demand, resulting in decreased shipments to these customers. Sales of PPE, used to help mitigate the spread of the COVID-19 virus, partially offset the negative impact of the decline in net sales and earnings due to the COVID-19 pandemic on the Company’s financial results. In addition, the Company’s e-commerce sites have remained open in all regions and online sales have grown as consumer spending continued to shift towards online shopping experiences due to the changing retail landscape as a result of the COVID-19 pandemic. The Company’s operating results also reflected impairment charges related to intangible assets and goodwill, charges to reserve for increased excess and obsolete inventory, bad debt charges and charges to re-start the Company’s supply chain following the extended shut-down of parts of its manufacturing network due to the ongoing effects of the COVID-19 pandemic. While many retail stores reopened and some government restrictions were removed or lightened, many locations across the globe have experienced significant recent increases in COVID-19 cases as well as additional government restrictions, and the ultimate impact of the COVID-19 pandemic remains highly uncertain and could continue to have a material adverse impact on the Company’s business operations and financial results, including net sales, earnings and cash flows.
(2)    Summary of Significant Accounting Policies
(a) Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
(b) Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, certain financial statement disclosures at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The duration and severity of the COVID-19 pandemic, which is subject to uncertainty, is having a significant impact on the Company’s business. Management's estimates and assumptions have contemplated both current and expected impacts related to COVID-19 based on available information. Actual results may vary from these estimates.
(c) Foreign Currency Translation
Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive loss (“AOCI”) within stockholders’ equity. The Company translates the results of operations of its foreign operations at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in both the “Cost of sales” and “Selling, general and administrative expenses” lines in the Consolidated Statements of Income.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
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
Fixtures and Racks
Store fixtures and racks are periodically used by resellers to display Company products. The Company expenses the cost of these fixtures and racks in the period in which they are delivered to the resellers. The Company includes the costs of fixtures and racks incurred by resellers and charged back to the Company in the determination of net sales. Fixtures and racks purchased by the Company and provided to resellers are included in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income.
Product Returns
The Company generally offers customers a limited right of return for a purchased product. The Company estimates the amount of its product sales that may be returned by its customers and records this as a reduction of revenue in the period the related product revenue is recognized.
(e) Advertising Expense
Advertising represents one of several brand building methods used by the Company. Advertising costs, which include the development and production of advertising materials and the communication of these materials through various forms of media, are expensed in the period the advertising first takes place. The Company recognized advertising expense in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income of $130,432, $163,769 and $152,670 in 2020, 2019 and 2018, respectively.
(f) Shipping and Handling Costs
Revenue received for shipping and handling costs is included in net sales and was $18,943, $19,536 and $19,315 in 2020, 2019 and 2018, respectively. Shipping costs, which comprise payments to third-party shippers, and handling costs, which consist of warehousing costs in the Company’s various distribution facilities, were $429,473, $441,766 and $409,098 in 2020, 2019 and 2018, respectively. The Company recognizes shipping, handling and distribution costs in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
(g) Research and Development
Research and development costs are expensed as incurred and are included in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income. Research and development includes expenditures for new product, technological improvements for existing products and process innovation, which primarily consist of salaries, consulting and supplies attributable to time spent on research and development activities. Additional costs include depreciation and maintenance for research and development equipment and facilities. Research and development expense was $44,710, $51,520 and $59,313 in 2020, 2019 and 2018, respectively.
(h) Defined Contribution Benefit Plans
The Company sponsors 401(k) plans as well as other defined contribution benefit plans. Expense for these plans was $35,625, $28,907 and $25,799 in 2020, 2019 and 2018, respectively.
(i) Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included within “Other current assets” in the Consolidated Balance Sheets. At January 2, 2021 and December 28, 2019, the Company’s restricted cash balance was $1,166 and $1,047, respectively, which represents cash paid into the escrow account for the Bras N Things acquisition that closed in the first quarter of 2018.
(j) Accounts Receivable Valuation
Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable portfolio. Trade receivables are evaluated on a collection (pool) basis and aggregated on the basis of similar risk characteristics which are determined on the basis of historical losses, the aging of trade receivables, industry trends, and its customers’ financial strength, credit standing and payment and default history.
(k) Inventory Valuation
Inventories are stated at the estimated lower of cost or net realizable value. Cost is determined by the first-in, first-out, or “FIFO,” method for inventories. Obsolete, damaged, and excess inventory is carried at the net realizable value, which is determined by assessing historical recovery rates, current market conditions and future marketing and sales plans. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item and are therefore reflected in cost of sales when the related inventory item is sold.
(l) Property
Property is stated at historical cost and depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Machinery and equipment is depreciated over periods ranging from one to 15 years and buildings and building improvements over periods of up to 40 years. A change in the depreciable life is treated as a change in accounting estimate and the accelerated depreciation is accounted for in the period of change and future periods. Additions and improvements that substantially extend the useful life of a particular asset and interest costs incurred during the construction period of major properties are capitalized. Repairs and maintenance costs are expensed as incurred. Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the accounts.
Property is tested for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in the business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or an asset group will be disposed of before the end of its useful life. Recoverability of property is evaluated by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset exceeds the estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life. Restoration of a previously recognized impairment loss is not permitted under GAAP.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
(m) Leases
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
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. For operating leases that commenced prior to December 30, 2018, the Company used the incremental borrowing rate on December 27, 2018.
(n) Trademarks and Other Identifiable Intangible Assets
The primary identifiable intangible assets of the Company are trademarks, licensing agreements, customer and distributor relationships and computer software. Identifiable intangible assets with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of a finite-lived intangible asset is based upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. Trademarks determined to have finite lives are generally amortized over periods ranging from ten to 12 years, license agreements are generally amortized over periods ranging from three to 17 years, customer and distributor relationships are generally amortized over periods ranging from one to 15 years and computer software and other intangibles are generally amortized over periods ranging from one to 13 years.
Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property. Identifiable intangible assets not subject to amortization are assessed for impairment at least annually, as of the first day of the third fiscal quarter, and as triggering events occur. The impairment test for identifiable intangible assets not subject to amortization consists of comparing the fair value of the intangible asset, which is determined using the income approach, to its carrying value. If the carrying value exceeds the fair value of the asset, an impairment loss is recognized in an amount equal to such excess. Fair values of intangible assets are primarily based on future cash flows projected to be generated from that asset. In performing the discounted cash flow analysis, management makes various judgments, estimates and assumptions, the most significant of which are the assumptions related to revenue growth rates, operating profit margin rates, terminal growth rates, and discount rates. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of intangible asset impairment.
During the second quarter of 2020, the Company completed a quantitative impairment analysis for certain indefinite-lived intangible assets as a result of the significant impact of the COVID-19 pandemic on their performance. Based on this analysis, the Company recorded impairment charges of $20,319 on certain indefinite-lived trademarks and other intangible assets within the European Innerwear business.
The Company capitalizes internal software development costs incurred during the application development stage, which include the actual costs to purchase software from vendors and generally include personnel and related costs for employees who were directly associated with the enhancement and implementation of purchased computer software. Additions to computer software are included in the “Capital expenditures” line in the Consolidated Statements of Cash Flows.
(o) Goodwill
Goodwill is the amount by which the purchase price exceeds the fair value of the assets acquired and liabilities assumed in a business combination. When a business combination is completed, the assets acquired and liabilities assumed are assigned to

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
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
Goodwill is not amortized; however, it is assessed for impairment at least annually, as of the first day of the third quarter, and as triggering events occur. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units, which is determined using the income approach, and compares it to the carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to such excess. Fair values of reporting units are primarily based on future cash flows projected to be generated from that business. In performing the discounted cash flow analysis, management makes various judgments, estimates and assumptions, the most significant of which are the assumptions related to revenue growth rates, operating profit margin rates, terminal growth rates, and discount rates. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.
In the fourth quarter of 2020, the Company determined that there was a triggering event associated with its U.S. Hosiery reporting unit due to a significant decline in performance below management’s expectations and loss of a future wholesale hosiery program. Based on the updated qualitative analysis, the Company recorded impairment charges for the full amount of goodwill related to the U.S. Hosiery reporting unit of $25,173.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
the enactment of the Tax Act based upon its current interpretation of the Tax Act in accordance with available notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service. The Company adjusts its accounting as necessary when new guidance is issued.
The Company continues to use a portfolio approach to release the income tax effects in accumulated other comprehensive loss related to pension and postretirement benefits. Under this approach, the income tax effects are released from accumulated other comprehensive loss based on the pre-tax adjustments to pension liabilities or assets recognized within other comprehensive income. Any tax effects remaining in accumulated other comprehensive loss are released only when the entire portfolio of the pension and postretirement benefits is liquidated, sold or extinguished.
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
The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses, both at inception and on a monthly basis thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in the “Selling, general and administrative expenses” line in the Consolidated Statements of Income.
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
Cash Flow Hedges
For a cash flow hedge, the Company formally assesses, both at inception and on a monthly basis thereafter, whether the designated derivative instrument is highly effective in offsetting changes in cash flows of the hedged item. The change in the fair value of a derivative instrument that is designated and highly effective as a cash flow hedge is recorded in the “Accumulated other comprehensive loss” line in the Consolidated Balance Sheets. When the hedged item affects the income statement, the gain or loss included in AOCI is recorded on the same line in the Consolidated Statements of Income as the hedged item. The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value. If it is determined that a designated derivative instrument ceases to be a highly effective cash flow hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded on the same line in the Consolidated Statements of Income as the hedged item.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
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
The Company assesses net investment hedge effectiveness and measures net investment hedge results for both derivative and nonderivative hedging instruments on an after-tax basis. The interest component of a cross-currency swap derivative contract designated in a highly effective net investment hedge is excluded from the assessment of hedge effectiveness and is initially recorded in the cumulative translation adjustment component of AOCI. This excluded component is amortized in earnings using a systematic and rational method over the term of the cross-currency swap derivative contract and recorded in the “Interest expense, net” line in the Consolidated Statements of Income. Cash flows from the periodic and final settlements of the cross-currency swap contracts are reported as cash flows from investing activities in the Consolidated Statements of Cash Flows because the hedged item is a net investment in a foreign subsidiary, and the cash paid or received from acquiring or selling the subsidiary would typically be classified as investing.
If a net investment hedging relationship ceases to be highly effective, the Company discontinues hedge accounting, and any future change in the fair value of the derivative hedging instrument or future change in the carrying value of the nonderivative hedging instrument is recorded in the “Other expenses” line in the Consolidated Statements of Income, which is where the gain or loss on the sale or substantial liquidation of the underlying net investment would be recorded. However, any deferred gains or losses previously recorded in the cumulative translation adjustment component of AOCI will remain in AOCI until the hedged net investment is sold or substantially liquidated, at which time the cumulative deferred gains or losses are recorded in the “Other expenses” line in the Consolidated Statements of Income.
Derivative Contracts Not Designated as Hedges
For derivative contracts not designated as hedges, changes in fair value are reported in the “Cost of Sales” and “Selling, general and administrative expenses” lines in the Consolidated Statements of Income. These contracts are recorded at fair value when the hedged item is recorded as an asset or liability and then are revalued each accounting period.
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
(u) Recently Issued Accounting Pronouncements
Financial Instruments - Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The new accounting rules eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. The new accounting rules were effective for the Company in the first quarter of 2020 and apply to its trade receivables.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new accounting rules simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test which previously measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new accounting rules were effective for the Company in the first quarter of 2020. As a result of adopting the new rules, the Company compared the estimated fair value of its reporting units to their respective carrying values when evaluating the recoverability of goodwill. When the carrying value of a reporting unit exceeds its fair value, an impairment charge will be recognized for the amount by which its carrying value exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the goodwill allocated to the reporting unit. In the fourth quarter of 2020, the Company recorded impairment charges of $25,173 on goodwill related to the U.S. Hosiery reporting unit as described in Note “Intangible Assets and Goodwill”.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new accounting rules provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this standard can be applied anytime between the first quarter of 2020 and the fourth quarter of 2022. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.
Codification Improvements
In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The new accounting rules improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50) that had only been included in the Other Presentation Matters Section (Section 45) of the Codification. Additionally, the new rules also clarify guidance across various topics including defined benefit plans, foreign currency transactions, and interest expense. The standard is effective for the Company in the first quarter of 2021. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial conditions, results or operations, cash flows or disclosures.
(v) Reclassifications
Certain prior year amounts in the notes to the Consolidated Financial Statements, have been reclassified to conform with the current year presentation. These classifications within the statements had no impact on the Company’s results of operations.
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
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Third-party brick-and-mortar wholesale	$4,776,152	$5,263,692	$5,288,966
Consumer-directed	1,888,198	1,703,231	1,514,989
Total net sales	$6,664,350	$6,966,923	$6,803,955
Revenue Sources
Third-Party Brick-and-Mortar Wholesale Revenue
Third-party brick-and-mortar wholesale revenue is primarily generated by sales of the Company’s products to retailers to support their brick-and-mortar operations. Also included within third-party brick-and-mortar wholesale revenue is royalty revenue from licensing agreements. The Company earns royalties through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensees. Additionally, third-party brick-and-mortar wholesale revenue for the year ended January 2, 2021 includes $645,776 of revenue from contracts with governments generated from the sale of both cloth face coverings and gowns for use to help mitigate the spread of the virus during the COVID-19 pandemic.
Consumer-Directed Revenue
Consumer-directed revenue is primarily generated through sales driven directly by the consumer through company-operated stores and e-commerce platforms, which include both owned sites and the sites of the Company’s retail customers.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
(4)    Acquisitions
Bras N Things
On February 12, 2018, the Company acquired 100% of the outstanding equity of BNT Holdco Pty Limited (“Bras N Things”) for a total purchase price of A$498,236 (U.S.$391,572). During the year ended December 29, 2018, due to the final working capital adjustment, the purchase consideration was reduced by A$3,012 (U.S.$2,367), ultimately resulting in a revised purchase price of A$495,224 (U.S.$389,205) which included a cash payment of A$428,956 (U.S.$337,123), an indemnification escrow of A$31,988 (U.S.$25,140) and debt assumed of A$34,280 (U.S.$26,942). U.S. dollar equivalents are based on acquisition date exchange rates.
The Company funded the acquisition with a combination of short-term borrowings under its existing revolving loan facility (the “Revolving Loan Facility”) and cash on hand. During the year ended December 28, 2019, A$31,425 (U.S.$21,360) of the indemnification escrow, including interest earned, was paid to the sellers. The remaining indemnification escrow, held in one of the Company’s bank accounts, is recognized and classified as restricted cash, with the balance as of January 2, 2021 and December 28, 2019 included in the “Other current assets” line in the Consolidated Balance Sheets.
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
Bras N Things trademark and brand name, which management believes to have an indefinite life, have been valued at $275,071. Amortizable intangible assets have been assigned values of $2,358 for noncompete agreements and $785 for a customer list. Noncompete agreements and the customer list are being amortized over three years.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
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

Year Ended
December 29, 2018
Net sales	$6,822,462
Net income from continuing operations	542,696
Earnings per share from continuing operations:
Basic	$1.49
Diluted	1.49
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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Basic weighted average shares outstanding	352,766	364,709	363,513
Effect of potentially dilutive securities:
Stock options	—	430	801
Restricted stock units	—	376	186
Employee stock purchase plan and other	—	4	5
Diluted weighted average shares outstanding	352,766	365,519	364,505
In 2020, all potentially dilutive securities were excluded from the diluted earnings per share calculation because the Company incurred a net loss for the year and their inclusion would be anti-dilutive. In 2020, there were 621 restricted stock units and 219 stock options excluded from the diluted earnings per share calculation. In 2019, there were no anti-dilutive restricted stock units and no anti-dilutive stock options to purchase shares of common stock. In 2018, there were 450 restricted stock units excluded from the diluted earnings per share calculation because their effect would be anti-dilutive and there were no anti-dilutive stock options to purchase shares of common stock.
(6)    Stock-Based Compensation
The Company established the Omnibus Incentive Plan to award stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares and cash to its employees, non-employee directors and employees of its subsidiaries to promote the interests of the Company, incent performance and retain employees. In April 2020,

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
the stockholders of the Company approved the Hanesbrands Inc. 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”). The Company satisfies the requirement for common shares for share-based payments to employees pursuant to the 2020 Omnibus Plan by issuing newly authorized shares. The 2020 Omnibus Plan authorized a total of 11,000 shares of common stock of the Company for awards granted under the 2020 Omnibus Plan, plus the number of shares of common stock of the Company available for grant under the predecessor Hanesbrands Inc. Omnibus Incentive Plan (the “Prior Plan”) that had not yet been made subject to awards under the Prior Plan as of the effective date of the 2020 Omnibus Plan. The 2020 Omnibus Plan authorized 74,220 shares for awards of stock options and restricted stock units, of which 17,322 shares were available for future grants as of January 2, 2021.
In addition, during 2020, the Company granted stock awards to two newly hired executive officers outside of the 2020 Omnibus Plan in reliance on the employment inducement exemption under the New York Stock Exchange’s Listed Company Manual Rule 303A.08.
Stock Options
Under the Omnibus Incentive Plan, the exercise price of each stock option equals the closing market price of the Company’s stock on the date of grant. Options granted vest ratably over three years and can be exercised over a term of 10 years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during 2020, 2019 or 2018 under the Omnibus Incentive Plan.
During 2020, the Company granted 250,000 stock options to a newly hired executive officer outside of the 2020 Omnibus Plan in reliance on the employment inducement exemption under the New York Stock Exchange’s Listed Company Manual Rule 303A.08. The exercise price of each stock option equals either the closing market price of the Company’s stock on the date of grant or the closing market price of the Company’s stock on the date of grant multiplied by a specified exercise premium factor applicable to each option. Options granted vest ratably over three years and can be exercised over a term of 10 years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the assumptions for the Black-Scholes option-pricing model used in determining the fair value of these options granted during 2020.

Year Ended
January 2, 2021
Dividend yield	5.00%
Risk-free interest rate	0.31%
Volatility	39.97%
Expected term (years)	6

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
The dividend yield assumption is based on the Company’s historical dividend payments. The risk-free rate of interest is based on the yield of a zero-coupon U.S. Treasury bond on the date the award is granted having a maturity approximately equal to the expected term of the award. The expected volatility, expected term and forfeitures are estimated based on the historical experience of the Company’s stock price, exercise experience and employee turnover data, respectively.
A summary of the changes in stock options outstanding to the Company’s employees is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Options outstanding at December 30, 2017	1,539	$5.24	$24,108	1.76
Exercised	(756)	3.92
Options outstanding at December 29, 2018	783	$6.51	$4,449	1.54
Exercised	(312)	6.09
Options outstanding at December 28, 2019	471	$6.79	$3,786	0.94
Granted	250	17.18
Exercised	(471)	6.79
Options outstanding at January 2, 2021	250	$17.18	$22	9.59
Options exercisable at January 2, 2021	—	$—	$—	—
The total intrinsic value of options that were exercised during 2020, 2019 and 2018 was $3,299, $3,084 and $6,242, respectively.
Stock Unit Awards
Under the Omnibus Incentive Plan, restricted stock units (“RSUs”) of the Company’s stock are granted to certain Company non-employee directors and employees to incent performance and retention over periods of one to three years. Upon vesting, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. Some RSUs which have been granted under the Omnibus Incentive Plan vest upon continued future service to the Company, while others also have a performanced-based vesting feature. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees provide the requisite service to the Company.
During 2020, the Company granted 225,399 RSUs to two newly hired executive officers outside of the 2020 Omnibus Plan in reliance on the employment inducement exemption under the New York Stock Exchange’s Listed Company Manual Rule 303A.08. These grants included 119,143 non-performanced based awards which vest upon continued future service to the Company and 106,256 performanced-based awards which have a performanced-based vesting feature. These RSU are granted to induce employment and incent performance and retention over periods of two to three years. Upon vesting, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to the grantees. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the grantees provide the requisite service to the Company.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
A summary of the changes in the restricted stock unit awards outstanding is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Nonvested share units outstanding at December 30, 2017	2,666	$24.36	$55,741	2.00
Granted — non-performanced based	970	15.52
Granted — performanced based	777	15.57
Vested	(1,114)	27.55
Forfeited	(38)	25.15
Nonvested share units outstanding at December 29, 2018	3,261	$18.53	$39,747	2.23
Granted — non-performanced based	114	16.20
Granted — performanced based	(93)	20.71
Vested	(1,246)	20.66
Forfeited	(169)	17.52
Nonvested share units outstanding at December 28, 2019	1,867	$16.93	$27,692	1.50
Granted — non-performanced based	1,006	14.26
Granted — performanced based	1,124	14.40
Vested	(803)	19.08
Forfeited	(83)	15.53
Nonvested share units outstanding at January 2, 2021	3,111	$14.64	$45,361	1.32
The total fair value of shares vested during 2020, 2019 and 2018 was $15,325, $25,730 and $30,701, respectively. Certain participants elected to defer receipt of shares earned upon vesting.
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
For all share-based payments under the Omnibus Incentive Plan and outside the Omnibus Incentive Plan in 2020, during 2020, 2019 and 2018, the Company recognized total compensation expense of $18,664, $8,908 and $21,063 and recognized a deferred tax benefit of $1,808, $1,470 and $1,888, respectively.
At January 2, 2021, there was $14,026 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $8,752, $4,480, and $794 is expected to be recognized in 2021, 2022, and 2023, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
(7)    Trade Accounts Receivable
Allowances for Trade Accounts Receivable
The changes in the Company’s allowance for doubtful accounts and allowance for chargebacks and other deductions are as follows:

	Allowance for Doubtful Accounts	Allowance for Chargebacks and Other Deductions	Total
Balance at December 30, 2017	$13,572	$12,524	$26,096
Charged to expenses	15,813	13,487	29,300
Deductions and write-offs	(8,893)	(12,959)	(21,852)
Currency translation	(430)	(510)	(940)
Balance at December 29, 2018	$20,062	$12,542	$32,604
Charged to expenses	8,658	12,942	21,600
Deductions and write-offs	(9,198)	(11,101)	(20,299)
Currency translation	(518)	(159)	(677)
Balance at December 28, 2019	$19,004	$14,224	$33,228
Charged to expenses	33,921	15,165	49,086
Deductions and write-offs	(14,929)	(10,200)	(25,129)
Currency translation	863	306	1,169
Balance at January 2, 2021	$38,859	$19,495	$58,354
Charges to the allowance for doubtful accounts are reflected in the “Selling, general and administrative expenses” line and charges to the allowance for customer chargebacks and other customer deductions are primarily reflected as a reduction in the “Net sales” line in the Consolidated Statements of Income. Deductions and write-offs, which do not increase or decrease income, represent write-offs of previously reserved accounts receivable and allowed customer chargebacks and deductions against gross accounts receivable.
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
In addition to the programs noted above, in December 2019, the Company entered into agreements to sell selected trade accounts receivables to financial institutions based on programs sponsored by the Company. As a result of the strong credit worthiness of these customers, the discount taken on these programs is less than the marginal borrowing rate on the Company’s variable rate credit facilities. In a small portion of these programs, the Company obtains beneficial interest in the receivable subsequent to the sale. Cash received at the time of sale is recognized within the Consolidated Statements of Cash Flows as part of operating activities. Any subsequent cash received on the beneficial interest is recognized within the Consolidated Statements of Cash Flows as part of investing activities. At January 2, 2021 and December 28, 2019, the Company had $2,970 and $2,984 of beneficial interest assets, respectively. The Company is the servicer of the receivables under some of these arrangements and is responsible for performing all accounts receivable administration functions. Where the Company receives a fee to service and monitor these transferred accounts receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.
The Company recognized total funding fees of $5,331, $9,891 and $9,566 in 2020, 2019 and 2018, respectively, for sales of accounts receivable to financial institutions in the “Other expenses” line in the Consolidated Statements of Income.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
(8)    Inventories
Inventories consisted of the following:

	January 2, 2021	December 28, 2019
Raw materials	$78,455	$83,545
Work in process	118,994	136,592
Finished goods	1,293,646	1,685,708
	$1,491,095	$1,905,845
In the fourth quarter of 2020, the Company began the early implementation of its Full Potential plan including a number of actions to simplify its business including streamlining its portfolio and SKU rationalization. Specifically, the Company no longer views PPE as a future growth opportunity for the Company. The Company recorded a charge of $373,767 to write down its entire PPE inventory balance to its estimated net realizable value. Additionally, the Company commenced an initiative to reduce 20% of its SKUs in inventory in order to streamline product offerings while also implementing a formal lifecycle management process. As a result, the Company recorded a charge of $210,904 to write down inventory to its estimated net realizable value taking into account its initiatives.
(9)    Property, Net
Property is summarized as follows:

	January 2, 2021	December 28, 2019
Land	$46,576	$44,542
Buildings and improvements	517,379	500,733
Machinery and equipment	1,090,035	1,085,451
Construction in progress	25,414	33,625
	1,679,404	1,664,351
Less accumulated depreciation	1,133,633	1,076,455
Property, net	$545,771	$587,896
Capital expenditures included in accounts payable at January 2, 2021, December 28, 2019 and December 29, 2018 was $17,931, $19,327 and $20,275, respectively.
(10)    Leases
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. The new rules were effective for the Company in the first quarter of 2019. The Company adopted the new rules utilizing the modified retrospective method and recognized a $6,556 cumulative effect adjustment in retained earnings at the beginning of the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which among other things, allowed the Company to carry forward the historical lease classification. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of $507,669 and $535,054, respectively as of December 30, 2018.
In light of temporary store closures related to the COVID-19 pandemic, the Company took actions with respect to certain of its existing leases, including withholding rent payments and engaged with landlords to obtain rent deferrals and other rent concessions. Consistent with updated guidance from the FASB in April 2020, the Company elected to treat agreed-upon payment deferrals that resulted in the total payments required by the modified contract being substantially the same as total payments required by the contract as if there were no modifications to the lease contract. The Company elected to treat other agreed-upon rent concessions which resulted in reduced minimum lease payments as variable lease payments. For any agreed-upon rent concessions which change the payment terms from minimum rental amounts to amounts based on a percentage of sales volume, the Company elected to treat such changes as lease modifications under the current lease guidance.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
The Company has operating leases for real estate (primarily retail stores and operating facilities) and certain equipment. The Company’s finance leases are not material. The Company’s leases have remaining lease terms of one month to 37 years, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within one year.
Total operating lease costs, which includes short-term leases and variable cost, were $240,401 and $231,607 for the years ended January 2, 2021 and December 28, 2019, respectively. For the years ended January 2, 2021 and December 28, 2019, variable costs of $78,025 and $71,728, respectively, were included in total operating lease costs. Short-term lease costs were immaterial for the years ended January 2, 2021 and December 28, 2019. Rental expense under operating leases was $185,696 in 2018.
The following table presents supplemental cash flow and non-cash information related to leases:

	Years Ended
	January 2, 2021	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$193,972	$158,140
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$51,087	$66,496
The following table presents supplemental information related to lease terms and discount rates:

	Years Ended
	January 2, 2021	December 28, 2019
Weighted average remaining lease term	5.0 years	5.3 years
Weighted average discount rate	4.65%	4.89%
The following table presents maturities of operating lease liabilities as of January 2, 2021:

2021	$162,225
2022	122,095
2023	97,432
2024	62,628
2025	40,954
Thereafter	82,705
Total lease payments	568,039
Less interest	60,845
$507,194
As of January 2, 2021, the Company’s additional operating lease contracts that have not yet commenced are immaterial.
(11)    Notes Payable
The Company had short-term revolving facilities in the following location at January 2, 2021 and December 28, 2019:

	Interest Rate as of January 2, 2021	Principal Amount
		January 2, 2021	December 28, 2019
Europe	Various	$784	$4,244
As of January 2, 2021, the Company had total borrowing availability of $118,142 under its international notes payable facilities. Total interest paid on notes payable was $153, $475 and $1,579 in 2020, 2019 and 2018, respectively. The Company was in compliance with the financial covenants contained in each of the facilities at January 2, 2021.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
(12)    Debt
The Company had the following debt at January 2, 2021 and December 28, 2019:

	Interest Rate as of January 2, 2021	Principal Amount
		January 2, 2021	December 28, 2019	Maturity Date
Senior Secured Credit Facility:
Revolving Loan Facility	—	$—	$—	December 2022
Term Loan A	2.10%	625,000	625,000	December 2022
Term Loan B	1.90%	300,000	300,000	December 2024
Australian Revolving Loan Facility	—	—	—	July 2021
5.375% Senior Notes	5.38%	700,000	—	May 2025
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	610,724	558,847	June 2024
European Revolving Loan Facility	—	—	110,914	December 2020
Accounts Receivable Securitization Facility	—	—	—	March 2021
		4,035,724	3,394,761
Less long-term debt issuance costs		32,354	26,977
Less current maturities		263,936	110,914
		$3,739,434	$3,256,870
The Company’s primary financing arrangements are the senior secured credit facility (the “Senior Secured Credit Facility”), 5.375% senior notes (the “5.375% Senior Notes”), 4.875% senior notes (the “4.875% Senior Notes”), 4.625% senior notes (the “4.625% Senior Notes”), 3.5% senior notes (the “3.5% Senior Notes”) and the Accounts Receivable Securitization Facility. The outstanding balances at January 2, 2021 and December 28, 2019 are reported in the “Current portion of long-term debt” and “Long-term debt” lines in the Consolidated Balance Sheets.
Total cash paid for interest related to debt in 2020, 2019 and 2018 was $158,299, $173,133 and $177,717, respectively.
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
Outstanding borrowings under the Term Loan A are repayable in 1.25% quarterly installments, with the remainder of the outstanding principal to be repaid at maturity. In 2019, the Company prepaid a portion of the outstanding principal of Term Loan A and there are no quarterly installment payments due until the second quarter of 2021.
Under the Term Loan B, outstanding borrowings were repayable in 0.25% quarterly installments, with the remainder of the outstanding principal to be repaid at maturity. In 2019, the Company prepaid a portion of the outstanding principal of Term Loan B and there are no quarterly installment payments due until maturity.
Under the terms of the Senior Secured Credit Facility the Term Loan A and the Term Loan B require the Company to prepay any outstanding term loans in connection with (i) the incurrence of certain indebtedness and (ii) non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds in any period of twelve-consecutive months, with customary reinvestment provisions. The Term Loan B also requires the Company to prepay any outstanding term loans in connection with excess cash flow, which percentage will be based upon the Company’s leverage

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
ratio during the relevant fiscal period. All such prepayments will be made on a pro rata basis under each of the applicable term loans that are subject to such prepayments. As of January 2, 2021, the excess cash flow calculation requires a prepayment of $238,936 in 2021 on the Term Loan B.
A portion of the Revolving Loan Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Loan Facility. At the Company’s option, it may add one or more term loan facilities or increase the commitments under the Revolving Loan Facility so long as certain conditions are satisfied, including, among others, that no default or event of default is in existence, that the Company is in pro forma compliance with the financial covenants described below and, prior to the amendment of the Senior Secured Credit Facility in April 2020 described below, that the Company’s senior secured leverage ratio was less than 3.50 to 1.00 on a pro forma basis after giving effect to the incurrence of such indebtedness. As of January 2, 2021, the Company had $4,176 of standby and trade letters of credit issued and outstanding under the Revolving Loan Facility and $995,824 of borrowing availability. In March 2020, in response to the uncertainty of the circumstances surrounding the COVID-19 pandemic, the Company drew down $630,000 under the Revolving Loan Facility as a precautionary measure to provide the Company with additional financial flexibility to manage its business with a safety-first emphasis during the unknown duration and impact of the COVID-19 pandemic. The Company repaid $490,000 of its borrowings under the Revolving Loan Facility in April 2020. The remaining outstanding balance on the Revolving Loan Facility was repaid in connection with the issuance of the 5.375% Senior Notes in May 2020 discussed below.
The Senior Secured Credit Facility is guaranteed by substantially all of the Company’s existing and future direct and indirect U.S. subsidiaries, with certain customary or agreed-upon exceptions for foreign subsidiaries and certain other subsidiaries. The Company and each of the guarantors under the Senior Secured Credit Facility have granted the lenders under the Senior Secured Credit Facility a valid and perfected first priority (subject to certain customary exceptions) lien and security interest in the following:
•the equity interests of substantially all of the Company’s direct and indirect U.S. subsidiaries (other than U.S. subsidiaries directly or indirectly owned by foreign subsidiaries) and 65% of the voting securities of certain first tier foreign subsidiaries; and
•substantially all present and future property and assets, real and personal, tangible and intangible, of the Company and each guarantor, except for certain enumerated interests, and all proceeds and products of such property and assets.
Borrowings under the Revolving Loan Facility, the Term Loan A and the Term Loan B bear interest based on the LIBOR rate or the “base rate” plus, in each case, an applicable margin. Prior to the amendment of the Senior Secured Credit Facility in April 2020 described below, the applicable margin for the Revolving Loan Facility and the Term Loan A is determined by reference to a leverage-based pricing grid set forth in the Senior Secured Credit Facility, ranging from a maximum of 2.00% in the case of LIBOR-based loans and 1.00% in the case of Base Rate loans if the Company’s leverage ratio is greater than or equal to 4.50 to 1.00, and will step down in 0.25% increments to a minimum of 1.00% in the case of LIBOR-based loans and 0.00% in the case of Base Rate loans if the Company’s leverage ratio is less than 2.25 to 1.00. The applicable margin under the Term Loan B is 1.75% in the case of LIBOR-based loans and 0.75% in the case of Base Rate loans.
The Senior Secured Credit Facility requires the Company to comply with customary affirmative, negative and financial covenants. The Senior Secured Credit Facility requires that the Company maintain a minimum interest coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility), or leverage ratio. Prior to the amendment of the Senior Secured Credit Facility in April 2020 described below, the interest coverage ratio covenant required that the ratio of the Company’s EBITDA for the preceding four fiscal quarters to its consolidated total interest expense for such period shall not be less than 3.00 to 1.00 for each fiscal quarter and the leverage ratio covenant required that the ratio of the Company’s total debt to EBITDA for the preceding four fiscal quarters will not be more than 4.50 to 1.00 for each fiscal quarter provided that, following a permitted acquisition in which the consideration is at least $200,000, such maximum leverage ratio covenant shall be increased to 5.00 to 1.00 for each fiscal quarter ending in the succeeding 12-month period following such permitted acquisition. The method of calculating all of the components used in the covenants is included in the Senior Secured Credit Facility.
In addition, the commitment fee for the unused portion of revolving loan commitments made by the lenders is between 25 and 40 basis points based on the applicable commitment fee margin in effect from time to time. Prior to the amendment of the

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
Senior Secured Credit Facility in April 2020 described below, when the leverage ratio (as defined in the Senior Secured Credit Facility) was greater than or equal to 4.50 to 1.00, the commitment fee margin was 0.40%. When the leverage ratio was less than 4.50 to 1.00 but greater than or equal to 3.00 to 1.00, the applicable commitment fee margin was 0.30%. When the leverage ratio was less than 3.00 to 1.00, the applicable commitment fee margin was 0.25%.
In April 2020, given the rapidly changing business environment and level of uncertainty created by the COVID-19 pandemic and the associated expected impact on future earnings, the Company amended its Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 pandemic. The amendment effects changes to certain provisions and covenants under the Senior Secured Credit Facility during the period beginning with the fiscal quarter ended June 27, 2020 and continuing through the fiscal quarter ending July 3, 2021 (such period of time, the “Covenant Relief Period”), after which the covenants will revert to their original, pre-amendment levels, including: (a) suspension of compliance with the maximum leverage ratio; (b) reduction of the minimum interest coverage ratio from 3.00 to 1.00 to (i) 2.00 to 1.00 for the fiscal quarters ending June 27, 2020 through April 3, 2021 and (ii) 2.25 to 1.00 for the fiscal quarter ending July 3, 2021; (c) a minimum last twelve months EBITDA covenant of $625,000 as of June 27, 2020, $505,000 as of September 26, 2020, $445,000 as of January 2, 2021, $435,000 as of April 3, 2021 and $505,000 as of July 3, 2021; (d) a minimum liquidity covenant of $300,000, increasing to $400,000 upon certain conditions; (e) increased limitations on investments, acquisitions, restricted payments and the incurrence of indebtedness; and (f) anti-cash hoarding provisions. During the Covenant Relief Period, the applicable margin and applicable commitment fee margin will be calculated assuming the leverage ratio is greater than or equal to 4.50 to 1.00. The amendment also permanently amends the definition of “leverage ratio” for purposes of the financial covenant calculation to remove the maximum amount of cash allowed to be netted from the definition of “indebtedness” and to allow for the netting of cash from certain foreign subsidiaries.
The Company expects to maintain compliance with its covenants for at least one year from the issuance date of these financial statements based on its current expectations and forecasts. If economic conditions caused by the COVID-19 pandemic worsen and the Company’s earnings and operating cash flows do not start to recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with its financial covenants and require the Company to seek additional amendments to its Senior Secured Credit Facility. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
The Senior Secured Credit Facility contains customary events of default, including nonpayment of principal when due; nonpayment of interest, fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to the ERISA, actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the Senior Secured Credit Facility). As of January 2, 2021, the Company was in compliance with all financial covenants.
5.375% Senior Notes
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
Prior to May 15, 2022, the Company has the right to redeem all or a portion of the 5.375% Senior Notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, prior to May 15, 2022, the Company may on any one or more occasions redeem up

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
to 40% of the notes with the net proceeds from certain equity offerings at a redemption price equal to 105.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
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
There were no letters of credit issued and outstanding under the Australian Revolving Loan Facility at January 2, 2021, and the Company had $46,111 of borrowing availability.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
European Revolving Loan Facility
On September 9, 2016, the Company established a €100,000 European Revolving Loan Facility. Proceeds from the European Revolving Loan Facility were used to refinance existing debt for the European Innerwear business and for future working capital requirements. In July 2019, the Company refinanced the European Revolving Loan Facility primarily to extend the maturity date to September 2020. Additionally, in September 2020, the Company amended the European Revolving Loan Facility primarily to extend the maturity date to December 2020. In December 2020, the European Revolving Loan facility matured with no outstanding balance.
The Company from time to time voluntarily prepaid the European Revolving Loan Facility in whole or in part without a premium or penalty provided that among other items, principal payments were in amounts of €5,000 or in whole multiple of €1,000 in excess thereof. Any prepayment of principal was required to be accompanied by all accrued interest on the amount prepaid.
Interest under the European Revolving Credit Facility was calculated using LIBOR for Euro with a zero floor plus a 150 basis point margin. Interest was based on the outstanding principal amount for each interest period from the applicable borrowing date at a rate per annum equal to the Eurocurrency Rate for such interest period plus the applicable rate.
Accounts Receivable Securitization Facility
Borrowings under the Accounts Receivable Securitization Facility are permitted only to the extent that the outstanding principal balance of the receivables in the collateral pool, net of applicable concentrations, reserves and other deductions, exceeds the outstanding loans and also subject to a fluctuating facility limit, not to exceed $225,000. The Company’s maximum borrowing capacity and borrowing availability under the Accounts Receivable Securitization Facility was $225,000 and $7,985 as of January 2, 2021, respectively. The total outstanding principal amount of receivables in the collateral pool available for borrowings under the credit facility was $7,985 at January 2, 2021. Under the terms of the Accounts Receivable Securitization Facility, the Company and certain of its subsidiaries sell or otherwise assign, on an ongoing basis, certain domestic trade receivables to HBI Receivables LLC (“Receivables LLC”), a wholly owned bankruptcy-remote subsidiary that in turn pledges the trade receivables to secure the borrowings, which are funded through conduits and financial institutions that are not affiliated with the Company. Funding under the Accounts Receivable Securitization Facility is received either from conduits party to the Accounts Receivable Securitization Facility through the issuance of commercial paper in the short-term market or through committed bank purchasers. The assets and liabilities of Receivables LLC are fully reflected on the Consolidated Balance Sheets, and the securitization is treated as a secured borrowing by Receivables LLC from the third-party conduits and financial institutions party thereto for accounting purposes, but the assets of Receivables LLC will be used solely to satisfy the creditors of Receivables LLC, not the Company’s other creditors. The borrowings under the Accounts Receivable Securitization Facility remain outstanding throughout the term of the agreement subject to Receivables LLC maintaining sufficient eligible receivables, by continuing to acquire trade receivables from the Company and certain of its subsidiaries, unless an event of default occurs. In March 2018, the Company amended the Accounts Receivable Securitization Facility primarily to extend the maturity date to March 2019. In June 2018, the Company amended the Accounts Receivable Securitization Facility to remove certain receivables from being pledged as collateral for the facility and reduce the maximum availability to $225,000. In September 2018, the Company amended the Accounts Receivable Securitization Facility to remove certain additional receivables from being pledged as collateral for the facility. In March 2019, the Company amended the Accounts Receivable Securitization Facility to primarily increase the fluctuating facility limit to $300,000 and extend the maturity date to March 2020. In March 2020, the Company amended the Accounts Receivable Securitization Facility to primarily decrease the fluctuating facility limit to $225,000 (previously $300,000) and extended the maturity date to March 2021. As a result of the COVID-19 pandemic, in May 2020, the Company amended the Accounts Receivable Securitization Facility which changed certain ratios, inserted a floor and raised pricing, as well as removed certain receivables from being pledged as collateral for the facility, increased limits on other receivables pledged as collateral and required the Company to maintain the same minimum liquidity covenant contained in the Senior Secured Credit Facility.
Availability of funding under the Accounts Receivable Securitization Facility depends primarily upon the eligible outstanding receivables balance. The outstanding balance under the Accounts Receivable Securitization Facility is reported on the Consolidated Balance Sheets in the line “Accounts Receivable Securitization Facility.” In the case of any creditors party to the Accounts Receivable Securitization Facility that are conduits, the yield on the commercial paper, which is the conduits’ cost to issue the commercial paper plus certain dealer fees, is considered a financing cost and is included in the “Interest expense, net” line in the Consolidated Statements of Income. In the case of any creditors party to the Accounts Receivable Securitization

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
Facility that are committed bank purchasers, the interest rate would be payable at the Company’s option at the rate announced from time to time by PNC Bank, N.A. as its prime rate or at the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) plus the applicable margin in effect from time to time. If the LIBO Rate (as defined in the Accounts Receivable Securitization Facility) or, if this rate is unavailable or otherwise does not accurately reflect the costs to these creditors related to the borrowings, the interest rate would be the prime rate. These amounts are also considered financing costs and are included in the “Interest expense, net” line in the Consolidated Statements of Income. In addition, Receivables LLC is required to make certain indemnity and other payments to a conduit purchaser, a committed purchaser, or certain entities that provide funding to or are affiliated with them, including in the event that assets and liabilities of a conduit purchaser subject to the Accounts Receivable Securitization Facility are consolidated for financial and/or regulatory accounting purposes with certain other entities.
The Accounts Receivable Securitization Facility contains customary events of default and requires the Company to maintain the same interest coverage ratio and leverage ratio contained from time to time in the Senior Secured Credit Facility, provided that any changes to such covenants will only be applicable for purposes of the Accounts Receivable Securitization Facility if approved by the managing agents or their affiliates. As of January 2, 2021, the Company was in compliance with all financial covenants.
Future Principal Payments
Future principal payments for all of the facilities described above are as follows: $263,936 due in 2021, $600,000 due in 2022, $0 due in 2023, $1,571,788 due in 2024, $700,000 due in 2025 and $900,000 due thereafter.
Debt Issuance Costs
During 2020, 2019 and 2018, the Company paid $15,018, $1,203 and $677, respectively, in capitalized debt issuance costs related to the Company’s financing arrangements. Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from one to 10 years. As of January 2, 2021, the net carrying value of unamortized debt issuance costs for the revolving loan facilities, which is included in “Other noncurrent assets” in the Consolidated Balance Sheet, was $5,120 and the net carrying value of unamortized debt issuance costs for the remainder of the Company’s debt, which is included in “Long-term debt” in the Consolidated Balance Sheet was $32,354. The Company’s debt issuance cost amortization was $11,565, $10,731 and $9,278 in 2020, 2019 and 2018, respectively.
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
Purchase Commitments
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, production and finished goods. These agreements, typically with terms ending within a year, require total payments of $468,287 in 2021, $4,758 in 2022 and $5,092 in 2023.
License Agreements
The Company is party to several royalty-bearing license agreements for the use of third-party trademarks in certain of their products. The license agreements typically require a minimum guarantee to be paid either at the commencement of the agreement, by a designated date during the term of the agreement or by the end of the agreement period. When payments are made in advance of when they are due, the Company records a prepayment and amortizes the expense in the “Cost of sales” line

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
in the Consolidated Statements of Income uniformly over the guaranteed period. For guarantees required to be paid at the completion of the agreement, royalties are expensed through the “Cost of sales” line in the Consolidated Statements of Income as the related sales are made. Management has reviewed all license agreements and has concluded that there are no liabilities recorded at inception of the agreements.
During 2020, 2019 and 2018, the Company incurred royalty expense of approximately $72,876, $105,829 and $109,851, respectively.
Minimum amounts due under the license agreements are approximately $74,535 in 2021, $66,403 in 2022, $47,715 in 2023, $43,927 in 2024, $19,302 in 2025 and $39,850 thereafter.
(14)    Intangible Assets and Goodwill
(a) Intangible Assets
The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

	Gross	Accumulated Amortization	Net Book Value
Year ended January 2, 2021:
Intangible assets subject to amortization:
Trademarks and brand names	$37,273	$30,073	$7,200
Licensing agreements	104,000	65,811	38,189
Customer and distributor relationships	175,247	92,928	82,319
Computer software	98,049	60,351	37,698
Other intangibles	2,938	2,436	502
	$417,507	$251,599	165,908
Intangible assets not subject to amortization:
Trademarks			1,379,847
Perpetual licensing agreements and other			32,262
Net book value of intangible assets			$1,578,017

	Gross	Accumulated Amortization	Net Book Value
Year ended December 28, 2019:
Intangible assets subject to amortization:
Trademarks and brand names	$36,152	$27,752	$8,400
Licensing agreements	102,634	57,942	44,692
Customer and distributor relationships	163,831	71,603	92,228
Computer software	88,296	46,840	41,456
Other intangibles	3,156	1,812	1,344
	$394,069	$205,949	188,120
Intangible assets not subject to amortization:
Trademarks			1,298,598
Perpetual licensing agreements and other			34,082
Net book value of intangible assets			$1,520,800
During the second quarter of 2020, the Company completed a quantitative impairment analysis for certain indefinite-lived intangible assets as a result of the significant impact of the COVID-19 pandemic on their performance. Based on this analysis, the Company recorded impairment charges of $20,319 on certain indefinite-lived trademarks and other intangible assets within the European Innerwear business which are reflected in the “Selling, general and administrative expenses” line in the Consolidated Statement of Income.
In connection with the annual impairment testing performed in the third quarter of 2020, the Company performed a quantitative assessment, utilizing an income approach to estimate the fair value of each indefinite-lived intangible asset. The

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
most significant assumptions include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin, all of which are used to estimate the fair value of the indefinite-lived intangible assets. The tests indicated the indefinite-lived intangible assets had fair values that exceeded their carrying values. Certain indefinite-lived trademarks within the European Innerwear business were considered to be at a higher risk for future impairment if any assumptions used in the estimate of the trademarks’ fair value change in the future given their respective fair values exceeded their carrying values by less than 20% and trends in the associated businesses indicate a declining fair value. As of January 2, 2021, the Company considered four trademarks within the European Innerwear business to be at a higher risk for future impairment and the carrying value of these four indefinite-lived trademarks was approximately $90,000.
The amortization expense for intangible assets subject to amortization was $36,687, $34,937 and $36,437 for 2020, 2019 and 2018, respectively. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates is as follows: $33,600 in 2021, $32,041 in 2022, $29,300 in 2023, $23,485 in 2024 and $18,597 in 2025.
(b) Goodwill
Goodwill and the changes in those amounts during the period are as follows:

	Innerwear	Activewear	International	Other	Total
Net book value at December 29, 2018	$406,853	$316,384	$490,817	$27,673	$1,241,727
Acquisition of business	—	—	221	—	221
Currency translation	—	—	(6,237)	—	(6,237)
Net book value at December 28, 2019	$406,853	$316,384	$484,801	$27,673	$1,235,711
Impairment	—	—	—	(25,173)	(25,173)
Currency translation	—	—	45,092	—	45,092
Net book value at January 2, 2021	$406,853	$316,384	$529,893	$2,500	$1,255,630
In connection with the annual goodwill impairment testing performed during the third quarter of 2020, the Company performed a quantitative assessment utilizing an income approach to estimate the fair value of each reporting unit. The most significant assumptions include the weighted average cost of capital, revenue growth rate, terminal growth rate and operating profit margin, all of which are used to estimate the fair value of the reporting units. The tests indicated the reporting units had fair values that exceeded their carrying values. Certain reporting units, including the European Innerwear business and U.S. Hosiery, were considered to be at a higher risk for future impairment if any assumptions used in the estimate of the reporting units’ fair values change in the future given their respective fair values exceeded their carrying values by less than 20% and trends in the associated businesses indicate a declining fair value. In the fourth quarter of 2020, the Company determined that there was a triggering event associated with its U.S. Hosiery reporting unit due to a significant decline in performance below management’s expectations and loss of a future wholesale hosiery program. Based on the updated quantitative analysis, the Company recorded impairment charges for the full amount of goodwill related to the U.S. Hosiery reporting unit of $25,173 which are reflected in the “Selling, general and administrative expenses” line in the Consolidated Statement of Income. The estimated fair value of the European Innerwear reporting unit during the annual impairment test exceeded the carrying value by less than 20% and is still viewed as higher risk for future impairment. The goodwill associated with the European Innerwear reporting unit was approximately $105,000 as of January 2, 2021.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
(15)    Accumulated Other Comprehensive Loss
The components of AOCI are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss

Balance at December 29, 2018	$(149,985)	$21,814	$(595,307)	$227,611	$(495,867)
Amounts reclassified from accumulated other comprehensive loss	—	(28,931)	20,121	2,012	(6,798)
Current-period other comprehensive income (loss) activity	(7,153)	11,903	(54,174)	13,257	(36,167)
Total other comprehensive income (loss)	(7,153)	(17,028)	(34,053)	15,269	(42,965)
Reclassification of stranded tax related to U.S. pension plan to retained earnings	—	—	—	(78,816)	(78,816)
Balance at December 28, 2019	$(157,138)	$4,786	$(629,360)	$164,064	$(617,648)
Amounts reclassified from accumulated other comprehensive loss	—	(15,681)	23,009	(1,654)	5,674
Current-period other comprehensive income (loss) activity	104,318	(15,643)	(62,379)	18,719	45,015
Total other comprehensive income (loss)	104,318	(31,324)	(39,370)	17,065	50,689
Balance at January 2, 2021	$(52,820)	$(26,538)	$(668,730)	$181,129	$(566,959)

(1)Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note, “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new rules allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting the “Tax Act”. The new rules were effective for the Company in the first quarter of 2019. The Company reclassified $78,816 from accumulated other comprehensive loss to retained earnings for stranded tax effects related to the Company’s U.S. pension plan.
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
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Years Ended
		January 2, 2021	December 28, 2019	December 29, 2018
Gain (loss) on foreign exchange contracts designated as cash flow hedges	Cost of sales	$15,681	$28,931	$(9,836)
	Income tax	(4,149)	(7,276)	2,038
	Net of tax	11,532	21,655	(7,798)
Amortization of deferred actuarial loss and prior service cost	Other expenses	(23,009)	(20,121)	(19,693)
	Income tax	5,803	5,264	5,514
	Net of tax	(17,206)	(14,857)	(14,179)
Total reclassifications		$(5,674)	$6,798	$(21,977)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
(16)    Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts to manage its exposures to movements in foreign exchange rates. The Company also uses a combination of derivative instruments and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in its European subsidiaries.
As of January 2, 2021 and December 28, 2019, the notional U.S. dollar equivalent of the Company’s derivative portfolio of forward foreign exchange contracts was $617,912 and $652,423, respectively, consisting of contracts hedging exposures primarily related to the Australian dollar, Euro, Canadian dollar and Mexican peso. As of January 2, 2021 and December 28, 2019, the U.S. dollar equivalent carrying value of long-term debt designated as a partial European net investment hedge was $610,724 and $558,847, respectively. The notional U.S. dollar equivalent of the Company’s cross-currency swap contracts, which are also designated as partial European net investment hedges, was $335,940 as of January 2, 2021 and December 28, 2019.
Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts and cross-currency swap contracts recognized in the Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		January 2, 2021	December 28, 2019
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$41	$2,716
Cross-currency swap contracts	Other current assets	918	926
Cross-currency swap contracts	Other noncurrent assets	—	2,975
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	2,657	5,314
Total derivative assets		3,616	11,931

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(17,645)	(2,246)
Forward foreign exchange contracts	Other noncurrent liabilities	(2,190)	—
Cross-currency swap contracts	Other noncurrent liabilities	(16,526)	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(18,683)	(1,147)
Total derivative liabilities		(55,044)	(3,393)

Net derivative asset (liability)		$(51,428)	$8,538
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
The Company expects to reclassify into earnings during the next 12 months a net loss from AOCI of approximately $24,263. The Company is hedging exposure to the variability in future cash flows for forecasted transactions over the next 16 months.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Foreign exchange contracts	$(15,643)	$11,903	$37,439

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Years Ended
		January 2, 2021	December 28, 2019	December 29, 2018
Foreign exchange contracts(1)	Cost of sales	$15,681	$28,931	$(9,836)

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.

	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Total cost of sales in which the effects of cash flow hedges are recorded	$4,816,086	$4,247,593	$4,150,736
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

	Amount of Gain (Loss) Recognized in AOCI
	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Euro-denominated long-term debt	$(36,609)	$(23)	$—
Cross-currency swap contracts	(14,404)	2,201	—
Total	$(51,013)	$2,178	$—

	Location of Gain Recognized in Income	Amount of Gain Recognized in Income (Amount Excluded from Effectiveness Testing)
		Years Ended
		January 2, 2021	December 28, 2019	December 29, 2018
Cross-currency swap contracts	Interest expense, net	$7,637	$3,613	$—

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)

	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Total interest expense, net in which the amounts excluded from effectiveness testing for net investment hedges are recorded	$166,491	$178,579	$194,675
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
The effect of derivative contracts not designated as hedges on the Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Years Ended
		January 2, 2021	December 28, 2019	December 29, 2018
Foreign exchange contracts	Cost of sales	$(19,870)	$(31,809)	$16,782
Foreign exchange contracts	Selling, general and administrative expenses	(2,029)	(1,073)	726
Total		$(21,899)	$(32,882)	$17,508
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
Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:
•Market approach — prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•Cost approach — amount that would be required to replace the service capacity of an asset or replacement cost.
•Income approach — techniques to convert future amounts to a single present amount based on market expectations, including present value techniques, option-pricing and other models.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
As of January 2, 2021 and December 28, 2019, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, cross-currency swap derivative contracts, defined benefit pension plan investment assets and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap derivative contracts are determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The fair values of defined benefit pension plan investments include: certain U.S. equity securities, certain foreign equity securities, cash and cash equivalents and debt securities that are determined based on quoted prices in public markets categorized as Level 1; insurance contracts that are determined based on inputs readily available in public markets or can be derived from information available in publicly quoted markets categorized as Level 2; certain foreign equity securities, debt securities and commodity investments measured at their net asset value, which is determined based on inputs readily available in public markets; and investments in hedge fund of funds and real estate investments that are based on unobservable inputs about which little or no market data exists and are measured at a net asset value. Assets valued utilizing a net asset value are not required to be classified within the fair value hierarchy.
There were no changes during 2020 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and for the year ended January 2, 2021, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of January 2, 2021
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
U.S. equity securities	$164,802	$164,802	$—	$—
Foreign equity securities	39,696	39,696	—	—
Debt securities	24,862	24,862	—	—
Cash and other	13,890	13,890	—	—
Insurance contracts	2,831	—	2,831	—
Total plan assets in the fair value hierarchy	246,081	243,250	2,831	—
Plan assets measured at net asset value:(1)
Hedge fund of funds	375,027
Foreign equity securities	108,357
Debt securities	127,370
Real estate	48,671
Commodities	17,641
Total plan assets measured at net asset value	677,066
Total plan assets	923,147

Derivative contracts:
Forward foreign exchange contracts - assets	2,698	—	2,698	—
Cross-currency swap contracts - assets	918	—	918	—
Forward foreign exchange contracts - liabilities	(38,518)	—	(38,518)	—
Cross-currency swap contracts - liabilities	(16,526)	—	(16,526)	—
Total derivative contracts	(51,428)	—	(51,428)	—
Deferred compensation plan liability	(21,878)	—	(21,878)	—
Total	$849,841	$243,250	$(70,475)	$—

(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)

	Assets (Liabilities) at Fair Value as of December 28, 2019
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan investment assets:
U.S. equity securities	$162,455	$162,455	$—	$—
Foreign equity securities	34,224	34,224	—	—
Debt securities	41,356	41,356	—	—
Cash and other	7,382	7,382	—	—
Insurance contracts	2,971	—	2,971	—
Total plan assets in the fair value hierarchy	248,388	245,417	2,971	—
Plan assets measured at net asset value:(1)
Hedge fund of funds	350,270
Foreign equity securities	101,299
Debt securities	94,384
Real estate	55,067
Commodities	17,736
Total plan assets measured at net asset value	618,756
Total plan assets	867,144

Derivative contracts:
Forward foreign exchange contracts - assets	8,030	—	8,030	—
Cross-currency swap contracts - assets	3,901	—	3,901	—
Forward foreign exchange contracts - liabilities	(3,393)	—	(3,393)	—
Total derivative contracts	8,538	—	8,538	—
Deferred compensation plan liability	(31,221)	—	(31,221)	—
Total	$844,461	$245,417	$(19,712)	$—

(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of January 2, 2021 and December 28, 2019. The fair value of debt, which is classified as a Level 2 liability, was $4,230,985 and $3,560,623 as of January 2, 2021 and December 28, 2019 and had a carrying value of $4,035,724 and $3,394,761, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amounts of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value as of January 2, 2021 and December 28, 2019, primarily due to the short-term nature of these instruments.
(18)    Defined Benefit Pension Plans
At January 2, 2021, the Company’s pension plans consisted of the Hanesbrands Inc. Pension Plan, various nonqualified retirement plans and international plans, which include certain defined benefit plans acquired in connection with the purchases of the European Innerwear business, Champion Europe and Hanes Australasia. Benefits under the Hanesbrands Inc. Pension Plan were frozen effective December 31, 2005.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) of the Company’s noncontributory defined benefit pension plans were as follows:

	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Service cost	$2,676	$2,892	$2,776
Interest cost	33,845	43,670	40,208
Expected return on assets	(42,377)	(44,697)	(45,280)
Curtailments	2	—	(186)
Settlement cost	727	115	42
Amortization of:
Prior service cost	(6)	(6)	(6)
Net actuarial loss	22,331	20,127	19,699
Net periodic benefit cost	$17,198	$22,101	$17,253

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	$38,557	$34,038	$(20,965)
Prior service credit	6	6	6
Total (gain) loss recognized in other comprehensive income (loss)	38,563	34,044	(20,959)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$55,761	$56,145	$(3,706)
The funded status of the Company’s defined benefit pension plans at the respective year ends was as follows:

	January 2, 2021	December 28, 2019
Benefit obligation:
Beginning of year	$1,267,651	$1,164,518
Service cost	2,676	2,892
Interest cost	33,845	43,670
Benefits paid	(61,849)	(66,450)
Curtailments	(86)	—
Settlements	(3,524)	(1,255)
Impact of exchange rate change	7,048	(286)
Actuarial loss	105,366	124,577
Other	(11)	(15)
End of year	1,351,116	1,267,651

Fair value of plan assets:
Beginning of year	867,144	786,612
Actual return on plan assets	86,664	115,210
Employer contributions	33,115	32,476
Benefits paid	(61,849)	(66,450)
Settlements	(3,524)	(1,255)
Impact of exchange rate change	1,608	566
Other	(11)	(15)
End of year	923,147	867,144
Funded status	$(427,969)	$(400,507)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
The actuarial losses in 2020 and 2019 included in benefit obligations were primarily driven by decreases in the U.S. discount rate assumptions. These losses were partially offset by updates to the U.S. mortality assumptions to reflect slightly shorter life expectancies.
As most of the Company’s pension plans are frozen, the accumulated benefit obligation (“ABO”) approximates the benefit obligation. The total benefit obligation and the benefit obligation and fair value of plan assets for the Company’s pension plans with benefit obligations in excess of plan assets are as follows:

	January 2, 2021	December 28, 2019
Benefit obligation	$1,351,116	$1,267,651
Plans with benefit obligation in excess of plan assets:
Benefit obligation	1,319,523	1,239,077
Fair value of plan assets	891,569	837,554
Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	January 2, 2021	December 28, 2019
Noncurrent assets	$116	$1,016
Current liabilities	(5,617)	(3,001)
Noncurrent liabilities	(422,468)	(398,522)
Accumulated other comprehensive loss	(670,064)	(631,501)
Amounts recognized in accumulated other comprehensive loss consist of:

	January 2, 2021	December 28, 2019
Prior service cost	$(145)	$(151)
Actuarial loss	670,209	631,652
	$670,064	$631,501
Accrued benefit costs related to the Company’s defined benefit pension plans are reported in the “Accrued liabilities and other: Payroll and employee benefits” and “Pension and postretirement benefits” lines in the Consolidated Balance Sheets.
(a) Measurement Date and Assumptions
A December 31 measurement date is used to value plan assets and obligations for the pension plans. In determining the discount rate, the Company utilizes a full yield curve approach in the calculation of the plan obligation and interest cost and service cost components of net periodic benefit cost. The specific spot rates along the yield curve are applied to the relevant projected cash flows, and single equivalent discount rates are shown for disclosure purposes. The expected long-term rate of return on plan assets was based on the Company’s investment policy target allocation of the asset portfolio among various asset

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
classes and the expected real returns of each asset class over various periods of time. The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the periods presented were as follows:

	January 2, 2021	December 28, 2019	December 29, 2018
Net periodic benefit cost:
Discount rate	3.16%	4.24%	3.60%
Long-term rate of return on plan assets	4.96	5.79	5.32
Rate of compensation increase(1)	3.01	4.40	4.40
Interest crediting rate	5.49	5.49	5.49

Plan obligations:
Discount rate	2.47%	3.16%	4.24%
Rate of compensation increase(1)	2.98	3.01	4.40
Interest crediting rate	5.49	5.49	5.49

(1)For January 2, 2021, the compensation assumption only applies to the international plans as the nonqualified retirement plan benefits are now all frozen. For December 28, 2019 and December 29, 2018, the compensation increase assumption applies to the international plans and portions of the nonqualified retirement plans, as benefits under these plans were not frozen at December 28, 2019 and December 29, 2018.
(b) Plan Assets, Expected Benefit Payments, and Funding
The allocation of pension plan assets as of the respective period end measurement dates is as follows:

	January 2, 2021	December 28, 2019
Asset category:
Hedge fund of funds	41%	40%
U.S. equity securities	18	19
Debt securities	16	16
Foreign equity securities	16	16
Real estate	5	6
Commodities	2	2
Insurance contracts	0	0
Cash and other	2	1
The Company’s asset strategy and primary investment objective are to maximize the principal value of the plan assets to meet current and future benefit obligations to plan participants and their beneficiaries. To accomplish this goal, the assets of the plan are broadly diversified to protect against large investment losses and to reduce the likelihood of excessive volatility of returns. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, third-party investment management firms with complementary investment styles and philosophies to implement these allocations. The Company has established a target asset allocation based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical data, prospective capital market returns and forecasted liabilities of the plans. The target asset allocation approximates the actual asset allocation as of January 2, 2021. In addition to volatility protection, diversification enables the assets of the plan the best opportunity to provide adequate returns in order to meet the Company’s investment return objectives. These objectives include, over a rolling 5-year period, to achieve a total return that exceeds the required actuarial rate of return for the plan and to outperform a passive portfolio, consisting of a similar asset allocation.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
exists and are measured at a net asset value per share shall not be categorized within the fair value hierarchy. Refer to Note, “Fair Value of Assets and Liabilities,” for the Company’s complete disclosure of the fair value of pension plan assets.
Expected benefit payments are as follows: $68,238 in 2021, $67,722 in 2022, $70,067 in 2023, $70,339 in 2024, $71,644 in 2025 and $369,669 in 2026 through 2030.
On January 4, 2021, the Company made a contribution of $40,000 to the U.S. pension plan. The Company has no additional required cash contributions to its U.S. pension plan in 2021 based on a preliminary calculation by its actuary.
(c) Nonretirement Postemployment Benefit Plans
Certain of the international plans, specifically those acquired in connection with the purchases of the European Innerwear business and Champion Europe, are in substance nonretirement postemployment benefit plans, which are future liabilities funded through future operational results of the Company. However, for purposes of consolidation, the Company is including these plans within the defined benefit reporting. At January 2, 2021 and December 28, 2019, the total amounts accrued for these plans were $49,644 and $47,751, respectively and the total expense was $2,086, $1,223 and $1,264 for 2020, 2019 and 2018, respectively.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
(19)    Income Taxes
The Company generated income (loss) before income tax expense of $(183,122), $679,727, and $643,581 for the years 2020, 2019, and 2018, respectively. The provision for income tax expense (benefit) computed by applying the U.S. statutory rate to income (loss) before income tax expense as reconciled to the actual provisions were:

	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Income (loss) before income tax expense:
Domestic	345.7%	(6.5)%	(9.5)%
Foreign	(245.7)	106.5	109.5
	100.0%	100.0%	100.0%

Tax expense at U.S. statutory rate	21.0%	21.0%	21.0%
State income tax	13.3	1.1	(0.3)
Tax on actual and planned remittances of foreign earnings(1)	4.2	(0.4)	9.9
Tax on foreign earnings due to U.S. tax reform including measurement period adjustments (2)(3)	20.9	—	(0.5)
Revaluation of net deferred tax assets due to U.S. tax reform including measurement period adjustments(4)	—	—	(1.2)
Tax on foreign earnings (U.S. tax reform - GILTI and FDII)	(1.0)	2.2	2.3
Foreign taxes less than U.S. statutory rate	29.6	(11.9)	(12.3)
Statutory stock deduction and Luxembourg Adjustments	(26.8)	2.2	(17.3)
Employee benefits	(1.7)	(0.2)	(0.1)
Change in valuation allowance due to statutory stock deduction	—	—	17.3
Other changes in valuation allowance	(12.5)	1.8	(3.9)
Tax benefits related to tax basis adjustments in acquired intangibles	—	(1.7)	—
Increase in unrecognized tax benefits	—	—	0.5
Release of unrecognized tax benefit reserves	10.2	(0.5)	—
State tax rate change	0.3	0.3	0.4
Tax provision adjustments and revisions to prior years' returns	(3.2)	(2.4)	(0.2)
Nondeductible expenses and tax exempt income, net	5.6	—	—
Nondeductible impairment charges	(2.9)	—	—
Domestic income tax credits	1.7	—	—
Other, net	—	0.1	0.5
Taxes at effective worldwide tax rates	58.7%	11.6%	16.1%

(1)In 2018, the Company recognized income tax expense of $45,203 as result of the Company’s intention to remit certain foreign earnings that were no longer considered permanently reinvested as a result of the Tax Act.
(2)In 2020, the Company continued to analyze the impacts of the Tax Act and recently issued regulations that have been published to help taxpayers interpret and apply the legislation. As a result of its analysis, Management changed its estimate of the tax liability due in connection with the one-time mandatory transition tax and recognized a $38,315 income tax benefit in the current period.
(3)In 2018, the Company decreased the 2017 transition tax provisional amount, as mandated by the Tax Act, by approximately $2,925, which was included as a component of income tax expense in 2018.
(4)The Company decreased the 2017 remeasurement of deferred tax assets and liabilities provisional amount, as a result of the rate change in the 2017 Tax Act, by approximately $7,627, which is included as a component of income tax expense in 2018.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
The Company was previously granted income tax rates lower than statutory rates in two foreign jurisdictions through 2019. These lower rates, when compared with the countries’ statutory rates, resulted in an income tax reduction of approximately $344 (negligible impact per diluted share) in 2019 and $424 in 2018 (negligible impact per diluted share), respectively. The lower tax rates are not applicable in years beginning after December 28, 2019.
Current and deferred tax provisions (benefits) were:

	Current	Deferred	Total
Year ended January 2, 2021
Domestic	$(9,869)	$(136,221)	$(146,090)
Foreign	57,285	27,978	85,263
State	6,256	(52,972)	(46,716)
	$53,672	$(161,215)	$(107,543)

Year ended December 28, 2019
Domestic	$(20,548)	$12,164	$(8,384)
Foreign	67,037	5,599	72,636
State	(9,299)	24,054	14,755
	$37,190	$41,817	$79,007

Year ended December 29, 2018
Domestic	$(16,746)	$61,202	$44,456
Foreign	86,006	(42,446)	43,560
State	8,044	7,855	15,899
	$77,304	$26,611	$103,915

	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Cash payments for income taxes	$116,006	$112,477	$94,556
In certain foreign jurisdictions, the Company had net operating loss carryforwards that were not considered more likely than not realizable by management and were previously unrecorded in prior periods and excluded from the disclosures presented below. The Company has revised the disclosures below to increase the gross deferred tax assets and corresponding valuation allowances by $66,511 as of December 28, 2019, $66,691 as of December 29, 2018 and $69,838 as of December 30, 2017. The revision had no net impact on income tax expense in any of the prior periods.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)

The deferred tax assets and liabilities at the respective year-ends were as follows:

	January 2, 2021	December 28, 2019
Deferred tax assets:
Nondeductible reserves	$—	$1,246
Inventories	244,151	28,467
Bad debt allowance	12,197	9,108
Accrued expenses	16,099	10,305
Employee benefits	127,963	125,617
Tax credits	4,088	5,841
Net operating loss and other tax carryforwards	317,903	332,983
Leasing	144,842	142,379
Property and equipment	1,903	—
Derivatives	17,156	—
Section 163(j)	3,519	—
Capitalized research costs	6,831	—
Other	2,393	5,537
Gross deferred tax assets	899,045	661,483
Less valuation allowances	(298,060)	(263,858)
Deferred tax assets	600,985	397,625

Deferred tax liabilities:
Property and equipment	—	656
Derivatives	—	1,525
Section 481(a) liability	49,551	26,762
Leasing	128,547	132,559
Accrued tax on unremitted foreign earnings	32,888	42,653
Intangibles	96,141	92,577
Prepaids	4,553	5,583
Deferred tax liabilities	311,680	302,315
Net deferred tax assets	$289,305	$95,310
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
The changes in the Company’s valuation allowance for deferred tax assets are as follows:

December 30, 2017	$142,440
Charged to income tax expense	52,135
Charged to other accounts(1)	17,672
Charged to retained earnings upon adoption of ASU 2016-16(2)	34,043
December 29, 2018	$246,290
Charged to income tax expense	13,671
Charged to other accounts(1)	3,897
December 28, 2019	$263,858
Charged to income tax expense	23,958
Charged to other accounts(1)	10,244
January 2, 2021	$298,060

(1)Charges to other accounts include the effects of foreign currency translation and purchase accounting adjustments.
(2)The Company adopted ASU 2016-16 on December 31, 2017 using the modified retrospective method, however there was no net cumulative-effect adjustment recorded to retained earnings as of that date. Upon adoption, the Company recognized additional net deferred tax assets of $34,043 and a corresponding increase in valuation allowance against these additional deferred tax assets as these deferred tax assets are not considered to be more likely than not realizable.
As of January 2, 2021, the valuation allowance for deferred tax assets was $298,060, made up of $249,184 for foreign loss carryforwards, $36,509 for other foreign deferred tax assets, and $12,367 for federal and state operating loss carryforwards. The net change in the total valuation allowance for 2020 was $34,202 related to an increase of $47,770 for foreign loss carryforwards, a decrease of $5,548 for other foreign deferred tax assets, and a decrease of $8,020 for federal and state operating loss carryforwards and other domestic deferred tax assets. The foreign net increase included the establishment of a valuation allowance against deferred tax assets in Mexico as a result of certain restructurings undertaken by the Company in 2020.
At January 2, 2021, the Company had foreign net operating loss carryforwards of approximately $1,049,626 which are subject to expiration as follows:

Fiscal Year:
2021	$7,108
2022	3,588
2023	12,589
2024	6,452
2025	6,134
Thereafter	1,013,755
At January 2, 2021, the Company had domestic tax credit carryforwards totaling $4,088, which expire beginning after 2020.
At January 2, 2021, the Company had federal and state net operating loss carryforwards of approximately $22,617 and $781,628, respectively, which expire beginning after 2020.
The Company has determined that a portion of the Company’s unremitted foreign earnings as of January 2, 2021, totaling approximately $668,000, are not permanently reinvested. The remainder of the Company’s foreign earnings will continue to be permanently reinvested to fund working capital requirements and operations abroad. As of January 2, 2021, the Company has accrued $32,888 of income taxes with respect to the $668,000 of foreign earnings the Company intends to remit in the future. These income tax effects include U.S. federal, state, foreign and withholding tax implications in accordance with the planned remittance of such foreign earnings. An estimate of income tax costs that may be incurred if the permanently reinvested portion of unremitted foreign earnings were in fact remitted is considered too complex to calculate.
In 2020, 2019, and 2018 the Company recognized reductions of unrecognized tax benefits for tax positions of prior years of $18,385, $44,597, and $3,128, respectively. In 2020, 2019, and 2018, income tax benefits recognized in connection with the expiration of statutes of limitations were $16,655, $4,016, and $1,000, respectively. The reduction for tax positions of prior

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
years of $18,385 is primarily a result of certain filings made with income tax authorities which led to the unrecognized tax benefits being reclassified to current taxes payable and deferred tax liability. Management believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $12,249 within the next 12 months based on potential approvals of certain filings made with income tax authorities and expirations in statutes of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 30, 2017 (gross balance of $99,469)	$94,906
Additions based on tax positions related to the current year	2,877
Additions based on tax positions of prior years	430
Additions based on tax positions related to the acquisition of Bras N Things	10,911
Settlements	(542)
Lapse of statute of limitations	(1,000)
Reductions for tax positions of prior years	(3,128)
Balance at December 29, 2018 (gross balance of $107,306)	$104,454
Additions based on tax positions related to the current year	2,797
Additions based on tax positions of prior years	19,585
Settlements	(2,730)
Lapse of statute of limitations	(4,016)
Reductions for tax positions of prior years	(44,597)
Balance at December 28, 2019 (gross balance of $79,897)	$75,493
Additions based on tax positions related to the current year	3,675
Additions based on tax positions of prior years	2,698
Settlements	—
Lapse of statute of limitations	(16,655)
Reductions for tax positions of prior years	(18,385)
Balance at January 2, 2021 (gross balance of $47,786)	$46,826
At January 2, 2021, the balance of the Company’s unrecognized tax benefits, which would, if recognized, affect the Company’s annual effective tax rate was $43,942. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $(5,003), $(1,792) and $5,744 in 2020, 2019 and 2018, respectively, for interest and penalties classified as income tax (benefit) expense in the Consolidated Statements of Income. At January 2, 2021 and December 28, 2019, the Company had a total of $5,280 and $9,648, respectively, of interest and penalties accrued related to unrecognized tax benefits.
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. During the year ended January 2, 2021, the Internal Revenue Service closed its examination of the Company’s U.S. federal income tax returns for the years ended January 2, 2016 and December 31, 2016. The examination resulted in an immaterial adjustment which had been previously accrued for as an unrecognized tax benefit in a prior period. The Company remains subject to U.S. Federal tax examinations for tax years 2017 through 2020. The Company is also subject to examination by various state and international tax authorities. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to any potential assessments. The outcome of any one examination, some of which may conclude during the next 12 months, is not expected to have a material impact on the Company’s financial position or results of operations.
(20)    Stockholders’ Equity
The Company is authorized to issue up to 2,000,000 shares of common stock, par value $0.01 per share, and up to 50,000 shares of preferred stock, par value $0.01 per share, and the Company’s Board of Directors may, without stockholder approval, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company is authorized to issue. At January 2, 2021 and December 28, 2019, 348,802 and 362,449 shares, respectively, of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
On February 6, 2020, the Company’s Board of Directors approved a new share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. Unless terminated earlier by the Company’s Board of Directors, the new program will expire when the Company has repurchased all shares authorized for repurchase under the new program. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved in 2016. For the year ended January 2, 2021, the Company entered into transactions to repurchase 14,464 shares at a weighted average repurchase price of $13.83 per share under the new program. The shares were repurchased at a total cost of $200,269. The Company did not purchase any shares of the Company’s common stock under the previous share repurchase program during 2020 through the expiration of the program on February 6, 2020, during 2019 or 2018. At January 2, 2021, the remaining repurchase authorization under the current share repurchase program totaled 25,536 shares. The primary objective of the share repurchase program is to utilize excess cash to generate shareholder value. Share repurchases are currently prohibited under the Senior Secured Credit Facility.
Dividends
In 2018 and 2019, the Company’s Board of Directors declared regular quarterly cash dividends of $0.15 per share of the Company’s outstanding common stock, which were paid in 2018 and 2019, respectively.
During 2020, the Company’s Board of Directors declared regular quarterly cash dividends of $0.15 per share of the Company’s outstanding common stock, which were paid on March 10, 2020, June 9, 2020, September 1, 2020 and December 1, 2020.
On February 9, 2021, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share of the Company’s outstanding common stock to be paid on March 9, 2021 to stockholders of record at the close of business on February 19, 2021.
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
The types of products and services from which each reportable segment derives its revenues are as follows:
•Innerwear includes sales in the United States of basic branded apparel products that are replenishment in nature under the product categories of men’s underwear, women’s panties, children’s underwear and socks, and intimate apparel, which includes bras and shapewear. In 2020, Innerwear also includes sales of PPE including products such as cloth face coverings and gowns.
•Activewear includes sales in the United States of basic branded products that are primarily seasonal in nature to both retailers and wholesalers, as well as licensed sports apparel and licensed logo apparel in collegiate bookstores, mass retailers and other channels.
•International includes sales of products in all of the Company’s categories, including PPE in 2020, outside the United States, primarily in Europe, Australasia, Asia, Canada and Latin America.
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

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)

	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net sales:
Innerwear	$2,978,009	$2,302,632	$2,379,675
Activewear	1,184,413	1,854,704	1,792,280
International	2,309,754	2,529,375	2,344,115
Other	192,174	280,212	287,885
Total net sales	$6,664,350	$6,966,923	$6,803,955

	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Segment operating profit:
Innerwear	$718,923	$515,991	$526,831
Activewear	67,643	281,319	267,428
International	315,365	384,784	351,769
Other	(14,025)	24,829	25,348
Total segment operating profit	1,087,906	1,206,923	1,171,376
Items not included in segment operating profit:
General corporate expenses	(238,931)	(218,770)	(190,090)
Restructuring and other action-related charges	(805,787)	(63,486)	(80,198)
Amortization of intangibles	(36,687)	(34,937)	(36,437)
Total operating profit	6,501	889,730	864,651
Other expenses	(23,132)	(31,424)	(26,395)
Interest expense, net	(166,491)	(178,579)	(194,675)
Income (loss) before income tax expense	$(183,122)	$679,727	$643,581
For the year ended January 2, 2021, the Company incurred pre-tax restructuring and other action-related charges of $805,787, of which $708,951 is reported in the “Cost of sales” line and $96,836 is reported in the “Selling, general and administrative expenses” line in the Consolidated Statement of Income. For the year ended December 28, 2019, the Company incurred pre-tax restructuring and other action-related charges of $63,486, of which $58,267 is reported in the “Cost of sales” line and $5,219 is reported in the “Selling, general and administrative expenses” line in the Consolidated Statement of Income. For the year ended December 29, 2018, the Company incurred pre-tax restructuring and other action-related charges of $80,162, of which $38,355 is reported in the “Cost of sales” line, $41,843 is reported in the “Selling, general and administrative

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
expenses” line and a gain of $36 is reported in the “Other expenses” line in the Consolidated Statement of Income. The components of restructuring and other action-related charges included in operating profit were as follows:

	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
	(dollars in thousands)
Restructuring and other action-related charges included in operating profit (loss):
Supply chain actions	$23,538	$53,651	$—
Program exit costs	9,856	4,616	—
Other restructuring costs	18,219	5,219	39,529
COVID-19 related charges:
Supply chain re-startup	48,893	—	—
Bad debt	11,375	—	—
Inventory	20,485	—	—
Intangible assets and goodwill	45,492	—	—
Full Potential plan:
Inventory SKU rationalization	210,904	—	—
PPE inventory write-off	373,767	—	—
PPE vendor commitments	26,400	—	—
Write-off of acquisition tax asset	16,858	—	—
European Innerwear business	—	—	26,403
Hanes Australasia	—	—	14,266
Total restructuring and other action-related charges included in operating profit (loss)	$805,787	$63,486	$80,198
Restructuring and other action-related charges in 2020 and 2019 included charges for supply chain actions to reduce overhead costs principally within the Western Hemisphere network and program exit charges associated with exiting the C9 Champion mass program and the DKNY intimate apparel license in 2019.
In 2020, restructuring and other action-related charges included $48,893 of supply chain re-start up charges primarily related to incremental costs incurred, such as freight and sourcing premiums, to expedite product to meet customer demand following the extended shut-down of parts of the Company’s manufacturing network as a result of the COVID-19 pandemic and $77,352 of asset write-down charges recorded as a result of the ongoing effects of the COVID-19 pandemic.
In the fourth quarter of 2020, the Company began the early implementation of its Full Potential plan including a number of actions to simplify its business including streamlining its portfolio and SKU rationalization. Specifically, the Company no longer views PPE as a future growth opportunity for the Company. Therefore, the Company recorded a charge of $373,767 to write down its entire PPE inventory balance to its estimated net realizable value and a charge of $26,400 to accrue for vendor commitments for PPE materials expected to be paid in 2021. Additionally, the Company commenced an initiative to reduce 20% of its SKUs in inventory in order to streamline product offerings while also implementing a formal lifecycle management process. As a result, the Company recorded a charge of $210,904 to write down inventory to its estimated net realizable value taking into account its initiatives. In the fourth quarter of 2020, the Company also recorded a charge to write off an acquisition tax asset.
Restructuring and other action-related charges in 2018 primarily included acquisition and integration costs directly related to acquisitions and their integration into the organization. Other restructuring costs included action-related costs such as workforce reductions, as well as acquisition and integration charges for smaller acquisitions.

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
As of December 28, 2019, the Company had an accrual of $7,120 for expected benefit payments related to actions taken in prior years. During the year ended January 2, 2021, the Company approved actions related to workforce reductions and incurred charges of $12,212 for employee termination and other benefits for employees affected by separation programs, with $2,721 and $9,491 of charges reflected in the “Cost of sales” and “Selling, general and administrative expenses” lines, respectively, in the Consolidated Statement of Income. During the year ended January 2, 2021, benefit payments, other accrual adjustments and foreign currency adjustments of $9,072 have been made, resulting in an ending accrual of $10,260, of which $9,595 and $665 is included in the “Accrued liabilities and other - Other” and “Other noncurrent liabilities” lines in the Consolidated Balance Sheet, respectively.

	January 2, 2021	December 28, 2019
Assets:
Innerwear	$1,198,721	$1,352,773
Activewear	1,021,761	1,045,567
International	1,489,305	1,578,251
Other	172,270	197,312
	3,882,057	4,173,903
Corporate(1)	3,816,817	3,180,083
Total assets	$7,698,874	$7,353,986

	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Depreciation and amortization expense:
Innerwear	$27,407	$30,408	$33,348
Activewear	23,621	23,804	18,768
International	35,898	35,618	37,642
Other	5,520	6,200	5,601
	92,446	96,030	95,359
Corporate	40,000	34,937	36,437
Total depreciation and amortization expense	$132,446	$130,967	$131,796

	Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Capital expenditures:
Innerwear	$15,061	$16,852	$20,459
Activewear	8,574	19,902	16,024
International	16,738	43,421	33,632
Other	4,658	4,436	3,221
	45,031	84,611	73,336
Corporate	8,704	16,473	12,957
Total capital expenditures	$53,735	$101,084	$86,293

(1)Principally cash and equivalents, certain fixed assets, net deferred tax assets, goodwill, trademarks and other identifiable intangibles, and certain other noncurrent assets.
Sales to Walmart and Target were substantially in the Innerwear and Activewear segments. Sales to Walmart represented 15% of total net sales in 2020. Sales to Walmart and Target represented 14% and 11% of total net sales in 2019, respectively. Sales to Walmart and Target represented 16% and 12% of total net sales in 2018, respectively.
Worldwide sales by product category for Innerwear and Activewear were $4,622,653 and $2,041,697, respectively, in 2020. Worldwide sales by product category for Innerwear and Activewear were $4,120,284 and $2,846,639, respectively, in

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)
2019. Worldwide sales by product category for Innerwear and Activewear were $4,253,338 and $2,550,617, respectively, in 2018.
(22)    Geographic Area Information

	Years Ended or at
	January 2, 2021		December 28, 2019		December 29, 2018
	Sales	Property, Net	Sales	Property, Net	Sales	Property, Net
Americas	$4,544,973	$351,841	$4,659,772	$383,219	$4,658,346	$402,370
Asia Pacific	1,088,541	92,590	1,247,989	104,041	1,129,605	104,305
Europe	1,005,590	100,687	1,023,639	99,560	987,016	99,835
Other	25,246	653	35,523	1,076	28,988	1,178
	$6,664,350	$545,771	$6,966,923	$587,896	$6,803,955	$607,688
The net sales by geographic region are attributed by customer location. The property by geographic region includes assets held and used, which are recognized within the “Property, net” line in the Consolidated Balance Sheets.
(23)    Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 28, 2020	June 27, 2020	September 26, 2020	January 2, 2021	Total
Net sales	$1,316,462	$1,738,779	$1,808,266	$1,800,843	$6,664,350
Cost of sales	842,730	1,105,767	1,191,553	1,676,036	4,816,086
Gross profit	473,732	633,012	616,713	124,807	1,848,264
Selling, general and administrative expenses	439,602	391,476	442,142	568,543	1,841,763
Operating profit (loss)	34,130	241,536	174,571	(443,736)	6,501
Other expenses	6,490	5,050	5,309	6,283	23,132
Interest expense, net	36,849	41,659	43,868	44,115	166,491
Income (loss) before income tax expense	(9,209)	194,827	125,394	(494,134)	(183,122)
Income tax expense (benefit)	(1,335)	33,646	22,116	(161,970)	(107,543)
Net income (loss)	$(7,874)	$161,181	$103,278	$(332,164)	$(75,579)

Earnings (loss) per share:
Basic	$(0.02)	$0.46	$0.29	$(0.95)	$(0.21)
Diluted	$(0.02)	$0.46	$0.29	$(0.95)	$(0.21)

HANESBRANDS INC.
Notes to Consolidated Financial Statements — (Continued)
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(amounts in thousands, except per share data)

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