Form 10-Q
period 2021-04-03
Hanesbrands Inc.
filed 2021-05-12
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2021, there were 349,115,441 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. In particular, statements with respect to trends associated with our business, our Full Potential plan, our future financial performance and the potential effects of the ongoing global COVID-19 coronavirus pandemic included in this Quarterly Report on Form 10-Q specifically appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 2, 2021, under the caption “Risk Factors,” and available on the “Investors” section of our corporate website, www.Hanes.com/investors. The contents of our corporate website are not incorporated by reference in this Quarterly Report on Form 10-Q.

PART I

Item 1.	Financial Statements

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Quarters Ended
	April 3, 2021	March 28, 2020
Net sales	$1,508,029	$1,203,070
Cost of sales	905,348	784,902
Gross profit	602,681	418,168
Selling, general and administrative expenses	412,559	370,215
Operating profit	190,122	47,953
Other expenses	2,561	6,101
Interest expense, net	44,460	36,027
Income from continuing operations before income tax expense	143,101	5,825
Income tax expense	14,697	707
Income from continuing operations	128,404	5,118
Loss from discontinued operations, net of tax	(391,666)	(12,992)
Net loss	$(263,262)	$(7,874)

Earnings (loss) per share - basic:
Continuing operations	$0.37	$0.01
Discontinued operations	(1.12)	(0.04)
Net loss	$(0.75)	$(0.02)

Earnings (loss) per share - diluted:
Continuing operations	$0.37	$0.01
Discontinued operations	(1.11)	(0.04)
Net loss	$(0.75)	$(0.02)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarters Ended
	April 3, 2021	March 28, 2020
Net loss	$(263,262)	$(7,874)
Other comprehensive income (loss):
Translation adjustments	(25,201)	(117,154)
Unrealized gain on qualifying cash flow hedges, net of tax of $(5,176) and $(7,280), respectively	8,540	7,783
Unrecognized income from pension and postretirement plans, net of tax of $(2,049) and $(1,272), respectively	6,735	3,594
Total other comprehensive loss	(9,926)	(105,777)
Comprehensive loss	$(273,188)	$(113,651)

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	April 3, 2021	January 2, 2021	March 28, 2020
Assets
Cash and cash equivalents	$530,403	$900,615	$1,069,490
Trade accounts receivable, net	807,738	768,221	666,603
Inventories	1,489,565	1,367,758	1,787,660
Other current assets	153,358	158,700	155,074
Current assets of discontinued operations	303,045	234,086	296,889
Total current assets	3,284,109	3,429,380	3,975,716
Property, net	458,434	477,821	502,167
Right-of-use assets	416,136	432,631	434,225
Trademarks and other identifiable intangibles, net	1,269,932	1,293,847	1,161,350
Goodwill	1,150,138	1,158,938	1,119,646
Deferred tax assets	355,826	367,976	181,807
Other noncurrent assets	54,678	64,773	113,263
Noncurrent assets of discontinued operations	—	494,501	479,927
Total assets	$6,989,253	$7,719,867	$7,968,101

Liabilities and Stockholders’ Equity
Accounts payable	$976,887	$891,868	$876,394
Accrued liabilities	571,410	609,864	357,514
Lease liabilities	132,127	136,510	138,298
Notes payable	—	—	1,660
Accounts Receivable Securitization Facility	—	—	152,153
Current portion of long-term debt	34,375	263,936	2,533
Current liabilities of discontinued operations	288,936	222,183	285,359
Total current liabilities	2,003,735	2,124,361	1,813,911
Long-term debt	3,649,631	3,739,434	4,236,955
Lease liabilities - noncurrent	315,382	331,577	327,745
Pension and postretirement benefits	333,460	381,457	331,205
Other noncurrent liabilities	202,564	216,091	272,780
Noncurrent liabilities of discontinued operations	—	112,989	111,934
Total liabilities	6,504,772	6,905,909	7,094,530

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 349,090,472, 348,802,220 and 348,035,310, respectively	3,491	3,488	3,480
Additional paid-in capital	304,090	307,883	297,456
Retained earnings	753,785	1,069,546	1,296,060
Accumulated other comprehensive loss	(576,885)	(566,959)	(723,425)
Total stockholders’ equity	484,481	813,958	873,571
Total liabilities and stockholders’ equity	$6,989,253	$7,719,867	$7,968,101

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at January 2, 2021	348,802	$3,488	$307,883	$1,069,546	$(566,959)	$813,958
Net loss	—	—	—	(263,262)	—	(263,262)
Dividends ($0.15 per common share)	—	—	—	(52,499)	—	(52,499)
Other comprehensive loss	—	—	—	—	(9,926)	(9,926)
Stock-based compensation	—	—	(1,534)	—	—	(1,534)
Net exercise of stock options, vesting of restricted stock units and other	288	3	(2,259)	—	—	(2,256)
Balances at April 3, 2021	349,090	$3,491	$304,090	$753,785	$(576,885)	$484,481

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 28, 2019	362,449	$3,624	$304,395	$1,546,224	$(617,648)	$1,236,595
Net loss	—	—	—	(7,874)	—	(7,874)
Dividends ($0.15 per common share)	—	—	—	(54,421)	—	(54,421)
Other comprehensive loss	—	—	—	—	(105,777)	(105,777)
Stock-based compensation	—	—	4,641	—	—	4,641
Net exercise of stock options, vesting of restricted stock units and other	50	1	675	—	—	676
Share repurchases	(14,464)	(145)	(12,255)	(187,869)	—	(200,269)
Balances at March 28, 2020	348,035	$3,480	$297,456	$1,296,060	$(723,425)	$873,571

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarters Ended
	April 3, 2021(1)	March 28, 2020(1)
Operating activities:
Net loss	$(263,262)	$(7,874)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	24,142	22,781
Amortization of acquisition intangibles	6,179	6,113
Other amortization	3,020	2,477
Impairment of intangible assets and goodwill	163,047	—
Loss on classification of assets held for sale	226,352	—
Amortization of debt issuance costs	4,580	2,123
Other	(5,835)	(5,258)
Changes in assets and liabilities:
Accounts receivable	(63,955)	73,694
Inventories	(122,781)	(86,785)
Other assets	9,606	26,790
Accounts payable	109,197	(13,605)
Accrued pension and postretirement benefits	(38,757)	(21,481)
Accrued liabilities and other	(34,587)	(82,191)
Net cash from operating activities	16,946	(83,216)
Investing activities:
Capital expenditures	(17,804)	(25,759)
Proceeds from sales of assets	2,406	66
Other	1,794	1,216
Net cash from investing activities	(13,604)	(24,477)
Financing activities:
Repayments on Term Loan Facilities	(300,000)	—
Borrowings on Accounts Receivable Securitization Facility	—	227,061
Repayments on Accounts Receivable Securitization Facility	—	(74,909)
Borrowings on Revolving Loan Facilities	—	1,638,000
Repayments on Revolving Loan Facilities	—	(688,000)
Borrowings on International Debt	—	31,222
Borrowings on notes payable	21,106	62,312
Repayments on notes payable	(20,276)	(64,352)
Share repurchases	—	(200,269)
Cash dividends paid	(52,351)	(53,683)
Payments of debt issuance costs
Other	(2,902)	132
Net cash from financing activities	(354,423)	877,514
Effect of changes in foreign exchange rates on cash	(17,662)	(15,061)
Change in cash, cash equivalents and restricted cash	(368,743)	754,760
Cash, cash equivalents and restricted cash at beginning of year	910,603	329,923
Cash, cash equivalents and restricted cash at end of period	541,860	1,084,683
Less restricted cash at end of period	1,153	903
Cash and cash equivalents at end of period	$540,707	$1,083,780

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$530,403	$1,069,490
Cash and cash equivalents included in current assets of discontinued operations	10,304	14,290
Cash and cash equivalents at end of period	$540,707	$1,083,780

(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
Capital expenditures included in accounts payable at April 3, 2021 and January 2, 2021 were $4,670 and $17,931, respectively. For the quarters ended April 3, 2021 and March 28, 2020, right-of-use assets obtained in exchange for lease obligations were $4,755 and $17,551, respectively.
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
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
In the first quarter of 2021, the Company announced that as part of its strategic plan, it was exploring alternatives for its European Innerwear business and subsequently reached the decision to exit this business. The Company determined that its European Innerwear business met held-for-sale and discontinued operations accounting criteria at the end of the first quarter of 2021. Accordingly, the Company began to separately report the results of its European Innerwear business as discontinued operations in its Condensed Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Condensed Consolidated Balance Sheets. These changes have been applied to all periods presented. Unless otherwise noted, discussion within these notes to the condensed consolidated interim financial statements relates to continuing operations. See note “Discontinued Operations” for additional information on discontinued operations.
(2)    Recent Accounting Pronouncements
Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new accounting rules reduce complexity by removing specific exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. The new accounting rules also simplify accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The new accounting rules were effective for the Company in the first quarter of 2021. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” The new accounting rules provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this standard can be adopted any time before the fourth quarter of 2022. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Codification Improvements
In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The new accounting rules improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50) that had only been included in the Other Presentation Matters Section (Section 45) of the Codification. Additionally, the new rules also clarify guidance across various topics including defined benefit plans, foreign currency transactions, and interest expense. The new accounting rules were effective for the Company in the first quarter of 2021. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures.
(3)    Discontinued Operations
In the first quarter of 2021, the Company announced that as part of its strategic plan, it was exploring alternatives for its European Innerwear business and subsequently reached the decision to exit this business. The Company determined that its European Innerwear business met held-for-sale and discontinued operations accounting criteria at the end of the first quarter of 2021. Accordingly, the Company began to separately report the results of its European Innerwear business as discontinued operations in its Condensed Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Condensed Consolidated Balance Sheets. These changes have been applied to all periods presented. The Company is actively marketing the business to prospective buyers and expects to complete the sale of this business within one year.
The operations of the European Innerwear business were previously reported primarily in the International segment. Certain expenses related to its operations were included in general corporate expenses, restructuring and other action-related charges and amortization of intangibles which were previously excluded from segment operating profit and have been reclassified to discontinued operations beginning in the first quarter of 2021 and for all periods presented. Discontinued operations does not include any allocation of corporate overhead expense or interest expense.
Upon meeting the criteria for held for sale classification which qualified as a triggering event, the Company performed a full impairment analysis of the disposal group's indefinite-lived intangible assets and goodwill. As a result of the strategic decision to exit the European Innerwear business, a strategic review was completed in the first quarter of 2021 with revised forecasts to include updated market conditions and the removal of strategic operating decisions that would no longer occur under the Company's ownership. The revised forecasts indicated impairment charges of certain indefinite-lived trademarks and license agreements as well as the full goodwill balance. A non-cash charge of $155,745 was recorded as "Impairment of intangible assets and goodwill" in the summarized discontinued operations financial information for the quarter ended April 3, 2021. In addition, the Company recorded a non-cash charge of $226,352 as "Loss on classification of assets held for sale" in the summarized discontinued operations financial information for the quarter ended April 3, 2021 to record a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. Additionally, the Company recorded an impairment charge of $7,302 in continuing operations on an indefinite-lived trademark which is reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. This charge relates to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it is not being marketed for sale. The Company intends to exit this brand subsequent to the sale of the European Innerwear business.
The Company expects to continue certain sales from its supply chain to the European Innerwear business after the sale of the business. Those sales and the related profit are included in continuing operations in the Condensed Consolidated Statements of Income in all periods presented and have not been eliminated as intercompany transactions in consolidation. The related receivables from the European Innerwear business have been reclassified to “Trade accounts receivable, net” in the Condensed Consolidated Balance Sheets for all periods presented.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the European Innerwear business that will be eliminated from continuing operations. The key components from discontinued operations related to the European Innerwear business are as follows:

	Quarters Ended
	April 3, 2021	March 28, 2020
Net sales	$135,845	$127,671
Cost of sales	75,523	72,107
Gross profit	60,322	55,564
Selling, general and administrative expenses	83,392	69,387
Impairment of intangible assets and goodwill	155,745	—
Loss on classification of assets held for sale	226,352	—
Operating loss	(405,167)	(13,823)
Interest expense, net	90	822
Other expenses	334	389
Loss from discontinued operations before income tax expense	(405,591)	(15,034)
Income tax benefit	(13,925)	(2,042)
Net loss from discontinued operations, net of tax	$(391,666)	$(12,992)
Assets and liabilities of discontinued operations classified as held for sale in the Condensed Consolidated Balance Sheets as of April 3, 2021, January 2, 2021 and March 28, 2020 consist of the following:

	April 3, 2021	January 2, 2021(1)	March 28, 2020(1)
Cash and cash equivalents	$10,304	$8,822	$14,290
Trade accounts receivable, net	80,458	84,632	83,331
Inventories	106,192	123,337	176,097
Other current assets	11,190	17,295	23,171
Property, net	61,763	67,950	68,838
Right-of-use assets	34,779	34,637	39,711
Trademarks and other identifiable intangibles, net	208,601	284,170	274,006
Goodwill	—	96,692	85,549
Deferred tax assets	8,505	5,438	6,197
Other noncurrent assets	4,860	5,614	5,626
Allowance to adjust assets to estimated fair value, less costs of disposal	(223,607)	—	—
Total assets of discontinued operations	$303,045	$728,587	$776,816

Accounts payable	62,199	77,636	73,866
Accrued liabilities	120,475	133,431	89,887
Lease liabilities	9,159	10,332	12,270
Notes payable	1,574	784	510
Current portion of long-term debt	—	—	108,826
Lease liabilities - noncurrent	27,038	28,775	31,103
Pension and postretirement benefits	44,428	46,569	44,306
Other noncurrent liabilities	24,063	37,645	36,525
Total liabilities of discontinued operations	$288,936	$335,172	$397,293

(1)Amounts at January 2, 2021 and March 28, 2020 have been classified as current and long-term in the Condensed Consolidated Balance Sheets.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information related to discontinued operations:

	Quarters Ended
	April 3, 2021	March 28, 2020
Depreciation	$2,608	$2,665
Amortization	1,460	1,282
Capital expenditures	3,335	3,538
Impairment of intangible assets and goodwill	155,745	—
Loss on classification of assets held for sale	226,352	—
Other investing activities	1,794	1,216
Capital expenditures included in accounts payable	52	1,033
(4)    Revenue Recognition
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
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended
	April 3, 2021	March 28, 2020
Third-party brick-and-mortar wholesale	$1,024,739	$886,535
Consumer-directed	483,290	316,535
Total net sales	$1,508,029	$1,203,070
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

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarters Ended
	April 3, 2021	March 28, 2020
Basic weighted average shares outstanding	351,003	359,017
Effect of potentially dilutive securities:
Stock options	9	220
Restricted stock units	671	188
Employee stock purchase plan and other	3	11
Diluted weighted average shares outstanding	351,686	359,436
For the quarter ended April 3, 2021, there were 592 restricted stock units and 167 stock options to purchase shares of common stock excluded from the diluted earnings per share calculation because their effect would be anti-dilutive. For the quarter ended March 28, 2020, there were 1,080 restricted stock units and no stock options to purchase shares of common stock excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.
On May 11, 2021, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding shares of common stock to be paid on June 1, 2021 to stockholders of record at the close of business on May 21, 2021.
On February 6, 2020, the Company’s Board of Directors approved a new share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish one or more trading plans under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. Unless terminated earlier by the Company’s Board of Directors, the new program will expire when the Company has repurchased all shares authorized for repurchase under the new program. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved in 2016. For the quarter ended April 3, 2021, the Company did not enter into any transactions to repurchase shares under the new program. For the quarter ended March 28, 2020, the Company entered into transactions to repurchase 14,464 shares at a weighted average repurchase price of $13.83 per share under the new program. The shares were repurchased at a total cost of $200,269. At April 3, 2021, the remaining repurchase authorization under the current share repurchase program totaled 25,536 shares. The primary objective of the share repurchase program is to utilize excess cash to generate shareholder value. Share repurchases are currently prohibited under the Senior Secured Credit Facility as a result of the amendment signed in April 2020. See Note “Debt” for additional information on the Company’s debt facilities.
(6)    Inventories
Inventories consisted of the following:

	April 3, 2021	January 2, 2021	March 28, 2020
Raw materials	$74,123	$67,111	$73,450
Work in process	99,619	108,844	115,129
Finished goods	1,315,823	1,191,803	1,599,081
	$1,489,565	$1,367,758	$1,787,660

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(7)    Debt
Debt consisted of the following:

	Interest Rate as of April 3, 2021	Principal Amount		Maturity Date
		April 3, 2021	January 2, 2021
Senior Secured Credit Facility:
Revolving Loan Facility	—	$—	$—	December 2022
Term Loan A	2.11%	625,000	625,000	December 2022
Term Loan B	—	—	300,000	December 2024
Australian Revolving Loan Facility	—	—	—	July 2021
5.375% Senior Notes	5.38%	700,000	700,000	May 2025
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	587,959	610,724	June 2024
Accounts Receivable Securitization Facility	—	—	—	June 2022
Total debt		3,712,959	4,035,724
Less long-term debt issuance costs		28,953	32,354
Less current maturities		34,375	263,936
Total long-term debt		$3,649,631	$3,739,434
As of April 3, 2021, the Company had $995,824 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account $4,176 of standby and trade letters of credit issued and outstanding under this facility. In March 2021, the Company repaid the outstanding balance of Term Loan B which consisted of a required excess cash flow prepayment of $238,936 and a voluntary prepayment of $61,064.
The Company’s accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) entered into in November 2007 was amended in March 2021. The latest amendment decreased the fluctuating facility limit to $175,000 (previously $225,000) and extended the maturity date to June 2022. Additionally, the amendment changed certain ratios and borrowing base calculations, raised pricing and added certain receivables to the pledged collateral pool for the facility. Borrowings under the Accounts Receivable Securitization Facility are permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans and also subject to a fluctuating facility limit, not to exceed $175,000. The Company’s maximum borrowing capacity under the Accounts Receivable Securitization Facility was $150,000 as of April 3, 2021. The Company had $87,403 of borrowing availability under the Accounts Receivable Securitization Facility at April 3, 2021.
The Company had $45,572 of borrowing availability under the Australian Revolving Loan Facility and $85,245 of borrowing availability under other international credit facilities after taking into account outstanding borrowings and letters of credit outstanding under the applicable facilities at April 3, 2021.
In April 2020, given the rapidly changing business environment and level of uncertainty being created by the COVID-19 pandemic and the associated impact on future earnings, the Company amended its Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. The amendment changed certain provisions and covenants under the Senior Secured Credit Facility through the fiscal quarter ending July 3, 2021, after which the covenants revert to their original, pre-amendment levels.
As of April 3, 2021, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio covenant is the ratio of the Company’s EBITDA for the preceding four fiscal quarters to its consolidated total interest expense and the maximum leverage ratio covenant is the ratio of the Company’s net debt to EBITDA for the preceding four fiscal quarters. EBITDA is defined as earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility.
The Company expects to maintain compliance with its covenants for at least one year from the date of these financial statements based on its current expectations and forecasts. If economic conditions caused by the COVID-19 pandemic worsen

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
and the Company’s earnings and operating cash flows do not recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with its financial covenants and require the Company to seek additional amendments to its Senior Secured Credit Facility. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
(8)    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at January 2, 2021	$(52,820)	$(26,538)	$(668,730)	$181,129	$(566,959)
Amounts reclassified from accumulated other comprehensive loss	—	5,242	7,085	(3,004)	9,323
Current-period other comprehensive income (loss) activity	(25,201)	8,474	1,699	(4,221)	(19,249)
Total other comprehensive income (loss)	(25,201)	13,716	8,784	(7,225)	(9,926)

Balance at April 3, 2021	$(78,021)	$(12,822)	$(659,946)	$173,904	$(576,885)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 28, 2019	$(157,138)	$4,786	$(629,360)	$164,064	$(617,648)
Amounts reclassified from accumulated other comprehensive loss	—	(5,017)	4,866	—	(151)
Current-period other comprehensive income (loss) activity	(117,154)	20,080	—	(8,552)	(105,626)
Total other comprehensive income (loss)	(117,154)	15,063	4,866	(8,552)	(105,777)

Balance at March 28, 2020	$(274,292)	$19,849	$(624,494)	$155,512	$(723,425)

(1)Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note, “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarters Ended
		April 3, 2021	March 28, 2020
Gain (loss) on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	$(4,377)	$2,869
	Income tax	1,208	(762)
	Loss from discontinued operations, net of tax	(244)	1,638
	Net of tax	(3,413)	3,745

Loss on cross-currency swap contracts designated as cash flow hedges	Selling, general and administrative expenses	(557)	—
	Income tax	89	—
	Net of tax	(468)	—

Amortization of deferred actuarial loss and prior service cost	Other expenses	(7,707)	(2,762)
	Income tax	1,746	1,233
	Loss from discontinued operations, net of tax	519	(2,065)
	Net of tax	(5,442)	(3,594)

Total reclassifications		$(9,323)	$151
(9)    Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts and cross-currency swap contracts to manage its exposures to movements in foreign exchange rates primarily related to the Euro, Australian dollar, Canadian dollar and Mexican peso. The Company also uses a combination of cross-currency swap contracts and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in certain European subsidiaries.

	Hedge Type	April 3, 2021	January 2, 2021
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$426,204	$617,912
Cross-currency swap contracts	Cash Flow	$352,920	$—
Cross-currency swap contracts	Net Investment	$335,940	$335,940

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts and cross-currency swap contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		April 3, 2021	January 2, 2021
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$1,676	$1
Cross-currency swap contracts	Other current assets	2,817	918
Forward foreign exchange contracts	Current assets of discontinued operations	226	40
Forward foreign exchange contracts	Other noncurrent assets	488	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	1,564	2,459
Forward foreign exchange contracts	Current assets of discontinued operations	64	198
Total derivative assets		6,835	3,616

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(6,152)	(12,898)
Forward foreign exchange contracts	Current liabilities of discontinued operations	(656)	(4,747)
Forward foreign exchange contracts	Other noncurrent liabilities	—	(2,190)
Cross-currency swap contracts	Other noncurrent liabilities	(6,530)	(16,526)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(5,327)	(16,488)
Forward foreign exchange contracts	Current liabilities of discontinued operations	(850)	(2,195)
Total derivative liabilities		(19,515)	(55,044)

Net derivative liability		$(12,680)	$(51,428)
Cash Flow Hedges
The Company uses forward foreign exchange contracts and cross-currency swap contracts to reduce the effect of fluctuating foreign currencies on foreign currency-denominated transactions, foreign currency-denominated investments and other known foreign currency exposures. Gains and losses on these contracts are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.
On April 1, 2021, in connection with a reduction in the amount of the 3.5% Senior Notes designated in the European net investment hedge discussed below, the Company entered into three pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000. The Company designated these cross-currency swap contracts to hedge the undesignated portion of the foreign currency cash flow exposure related to the Company’s 3.5% Senior Notes, which had a carrying amount of €500,000 as of April 3, 2021. These cross-currency swap contracts, which mature on June 15, 2024, swap Euro-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting €300,000 of the Company’s €500,000 fixed-rate 3.5% Senior Notes to a fixed-rate 4.7945% USD-denominated obligation.
The Company expects to reclassify into earnings during the next 12 months a net loss from AOCI of approximately $18,182. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 16 months and for long-term debt over the next 39 months.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended
	April 3, 2021	March 28, 2020
Forward foreign exchange contracts	$8,486	$20,080
Cross-currency swap contracts	(12)	—
Total	$8,474	$20,080

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarters Ended
		April 3, 2021	March 28, 2020
Forward foreign exchange contracts(1)	Cost of sales	$(4,377)	$2,869
Forward foreign exchange contracts(1)	Loss from discontinued operations, net of tax	(308)	2,148
Cross-currency swap contracts(1)	Selling, general and administrative expenses	(557)	—
Total		$(5,242)	$5,017

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.

	Quarters Ended
	April 3, 2021	March 28, 2020
Total cost of sales in which the effects of cash flow hedges are recorded	$905,348	$784,902
Total selling, general and administrative expenses in which the effects of cash flow hedges are recorded	$412,559	$370,215
Total loss from discontinued operations, net of tax in which the effects of cash flow hedges are recorded	$(391,666)	$(12,992)
Net Investment Hedges
In July 2019, the Company entered into two pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000 that were designated as hedges of a portion of the beginning balance of the Company’s net investment in certain European subsidiaries. These cross-currency swap contracts, which mature on May 15, 2024, swap U.S. dollar-denominated interest payments for Euro-denominated interest payments, thereby economically converting a portion of the Company’s fixed-rate 4.625% Senior Notes to a fixed-rate 2.3215% Euro-denominated obligation.
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which is a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. As of April 3, 2021 and January 2, 2021, the U.S. dollar equivalent carrying value of Euro-denominated long-term debt designated as a partial European net investment hedge was $235,183 and $610,724, respectively.

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

	Amount of Gain Recognized in AOCI
	Quarters Ended
	April 3, 2021	March 28, 2020
Euro-denominated long-term debt	$19,300	$2,658
Cross-currency swap contracts	7,373	11,732
Total	$26,673	$14,390

	Location of Gain Recognized in Income	Amount of Gain Recognized in Income (Amount Excluded from Effectiveness Testing)
		Quarters Ended
		April 3, 2021	March 28, 2020
Cross-currency swap contracts	Interest expense, net	$1,899	$1,947

		Quarters Ended
		April 3, 2021	March 28, 2020
Total interest expense, net in which the amounts excluded from effectiveness testing for net investment hedges are recorded		$44,460	$36,027
Mark to Market Hedges
A derivative used as a hedging instrument whose change in fair value is recognized to act as a hedge against changes in the values of the hedged item is designated as a mark to market hedge. The Company uses forward foreign exchange derivative contracts as hedges against the impact of foreign exchange fluctuations on existing accounts receivable and payable balances and intercompany lending transactions denominated in foreign currencies. Forward foreign exchange derivative contracts are recorded as mark to market hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period. These contracts are not designated as hedges under the accounting standards and are recorded at fair value in the Condensed Consolidated Balance Sheets. Any gains or losses resulting from changes in fair value are recognized directly into earnings. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities.
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarters Ended
		April 3, 2021	March 28, 2020
Forward foreign exchange contracts	Cost of sales	$12,995	$6,549
Forward foreign exchange contracts	Selling, general and administrative expenses	2,211	(1,034)
Forward foreign exchange contracts	Loss from discontinued operations, net of tax	2,639	(425)
Total		$17,845	$5,090

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(10)    Fair Value of Assets and Liabilities
As of April 3, 2021, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, cross-currency swap derivative contracts and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap derivative contracts are determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a quarterly recurring basis.
There were no changes during the quarter ended April 3, 2021 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter ended April 3, 2021, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities within continuing operations accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of April 3, 2021
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$3,728	$—	$3,728	$—
Cross-currency swap contracts - assets	2,817	—	2,817	—
Forward foreign exchange contracts - liabilities	(11,479)	—	(11,479)	—
Cross-currency swap contracts - liabilities	(6,530)	—	(6,530)	—
	(11,464)	—	(11,464)	—
Deferred compensation plan liability	(18,809)	—	(18,809)	—
Total	$(30,273)	$—	$(30,273)	$—

	Assets (Liabilities) at Fair Value as of January 2, 2021
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$2,460	$—	$2,460	$—
Cross-currency swap contracts - assets	918	—	918	—
Forward foreign exchange contracts - liabilities	(31,576)	—	(31,576)	—
Cross-currency swap contracts - liabilities	(16,526)	—	(16,526)	—
	(44,724)	—	(44,724)	—
Deferred compensation plan liability	(21,878)	—	(21,878)	—
Total	$(66,602)	$—	$(66,602)	$—

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of April 3, 2021 and January 2, 2021. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $55,543 and $48,745 as of April 3, 2021 and January 2, 2021, respectively. The fair value of debt, which is classified as a Level 2 liability, was $3,912,331 and $4,230,985 as of April 3, 2021 and January 2, 2021, respectively. Debt had a carrying value of $3,712,959 and $4,035,724 as of April 3, 2021 and January 2, 2021, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amount of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value primarily due to the short-term nature of these instruments.
(11)    Income Taxes
The Company’s effective income tax rate was 10.3% and 12.1% for the quarters ended April 3, 2021 and March 28, 2020, respectively. The lower effective tax rate for the quarter ended April 3, 2021 was primarily due to a discrete benefit for the release of reserves for unrecognized tax benefits of $7,034, partially offset by a discrete charge for changes in valuation allowances of $3,672.
The Company is subject to examinations in the U.S., various state and foreign jurisdictions and believes that it maintains appropriate accruals for unrecognized tax benefits related to uncertain tax positions, which are evaluated each quarter. During the quarter ended April 3, 2021, the Company’s liability for unrecognized tax benefits, including interest and penalties, decreased by $8,414, of which $7,034 was a discrete reduction of the effective income tax rate. The decrease was related to expirations of statutes of limitations and approvals of certain filings with income tax authorities.
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
•International includes sales of products in all of the Company’s categories outside the United States, primarily in Australasia, Europe, Asia, Canada and Latin America.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company evaluates the operating performance of its segments based upon segment operating profit, which is defined as operating profit before general corporate expenses, restructuring and other action-related charges and amortization of intangibles. The accounting policies of the segments are consistent with those described in Note, “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 2, 2021.

	Quarters Ended
	April 3, 2021	March 28, 2020
Net sales:
Innerwear	$570,435	$422,402
Activewear	364,003	288,000
International	506,261	428,230
Other	67,330	64,438
Total net sales	$1,508,029	$1,203,070

	Quarters Ended
	April 3, 2021	March 28, 2020
Segment operating profit:
Innerwear	$127,417	$81,551
Activewear	60,594	8,108
International	87,180	50,745
Other	1,886	(3,393)
Total segment operating profit	277,077	137,011
Items not included in segment operating profit:
General corporate expenses	(59,823)	(57,426)
Restructuring and other action-related charges	(19,393)	(24,324)
Amortization of intangibles	(7,739)	(7,308)
Total operating profit	190,122	47,953
Other expenses	(2,561)	(6,101)
Interest expense, net	(44,460)	(36,027)
Income from continuing operations before income tax expense	$143,101	$5,825
For the quarter ended April 3, 2021, the Company incurred pre-tax restructuring and other action-related charges of $19,393, of which $2,807 is reported in the “Cost of sales” line and $16,586 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. For the quarter ended March 28, 2020, the Company incurred pre-tax restructuring and other action-related charges of $24,324, of which $21,811 is reported in the “Cost of sales” line and $2,513 is reported in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed interim consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended January 2, 2021, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended January 2, 2021. In particular, statements with respect to trends associated with our business, our Full Potential plan, our future financial performance and the potential effects of the global novel coronavirus ("COVID-19") pandemic included in this MD&A include forward-looking statements.
Overview
Hanesbrands Inc. (collectively with its subsidiaries, “we,” “us,” “our,” or the “Company”) is a socially responsible leading marketer of everyday basic innerwear and activewear apparel in the Americas, Australia, Europe and Asia/Pacific under some of the world’s strongest apparel brands, including Hanes, Champion, Bonds, Bali, Maidenform, Playtex, Bras N Things, JMS/Just My Size, Wonderbra, Alternative, Berlei, L’eggs and Gear for Sports. We sell T-shirts, bras, panties, shapewear, underwear, socks, hosiery and activewear produced in our low-cost global supply chain. Our products are marketed to consumers shopping in mass merchants, mid-tier and department stores, specialty stores and the consumer-directed channel, which includes our owned retail locations, as well as e-commerce sites. Our brands hold either the number one or number two market position by units sold in many of the product categories and geographies in which we compete.
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
Our Key Business Strategies
Our business strategy integrates our brand superiority, industry-leading innovation and low-cost global supply chain to provide higher value products while lowering production costs. We operate in the global innerwear and global activewear apparel categories. These are stable, heavily branded categories where we have a strong consumer franchise based on a global portfolio of industry-leading brands that we have built over multiple decades, through hundreds of millions of direct interactions with consumers. In 2020, we undertook a comprehensive global business review focused on building consumer-centric growth. The review resulted in our Full Potential plan, which is our multi-year growth strategy that focuses on four pillars to drive growth and enhance long-term profitability and identifies initiatives to unlock growth. Our four pillars of growth are to grow the Champion brand globally, drive growth in Innerwear with brands and products that appeal to younger consumers, drive consumer-centricity by delivering innovative products and improving awareness through investments in brand marketing and digital capabilities, and streamline our global portfolio. In order to deliver this growth and create a more efficient and productive business model, we have launched a multi-year cost savings program intended to self-fund the investments necessary to achieve the Full Potential plan’s objectives. We remain highly confident that our strong brand portfolio, world-class supply chain and diverse category and geographic footprint will help us unlock our full potential, deliver long-term growth and create stockholder value.
In the first quarter of 2021, we announced that as part of our strategic plan, we were exploring alternatives for our European Innerwear business and subsequently reached the decision to exit this business. We determined that our European Innerwear business met held-for-sale and discontinued operations accounting criteria during the first quarter of 2021. Accordingly, we began to separately report the results of our European Innerwear business as discontinued operations in our Condensed Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Condensed Consolidated Balance Sheets. See note “Discontinued Operations” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information on discontinued operations.

Impact of COVID-19 on Our Business
The COVID-19 pandemic impacted our business operations and financial results for the first quarter of 2021 and 2020 as described in more detail under “Condensed Consolidated Results of Operations - First Quarter Ended April 3, 2021 Compared with First Quarter Ended March 28, 2020” below, primarily through reduced traffic and closures of company-operated and third-party retail locations for portions of each of the quarters in certain markets. While many retail stores have reopened and some government restrictions have been partially or fully removed, the future impact of the COVID-19 pandemic remains highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted.
Outlook for 2021
We estimate our 2021 guidance as follows:
•Net sales of $6.2 billion to $6.3 billion;
•Operating profit of $730 million to $760 million;
•Full Potential plan-related charges of approximately $85 million reflected in operating profit;
•Interest expense and other expenses of approximately $185 million combined;
•An annual effective tax rate from continuing operations of approximately 14%;
•Diluted earnings per share from continuing operations from $1.33 to $1.41;
•Cash flow from operating activities of $500 million to $550 million; and
•Capital expenditures of approximately $140 million, which includes approximately $50 million related to our Full Potential plan.
Seasonality and Other Factors
Absent the effects of the COVID-19 pandemic, our operating results are typically subject to some variability due to seasonality and other factors. For instance, we have historically generated higher sales during the back-to-school and holiday shopping seasons and during periods of cooler weather, which benefits certain product categories such as fleece. Sales levels in any period are also impacted by our customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us. Media, advertising and promotion expenses may vary from period to period during a fiscal year depending on the timing of our advertising campaigns for retail selling seasons and product introductions.
Although the majority of our products are replenishment in nature and tend to be purchased by consumers on a planned, rather than on an impulse basis, our sales are impacted by discretionary consumer spending trends. Discretionary spending is affected by many factors that are outside our control, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, energy prices, unemployment trends and other matters that influence consumer confidence and spending. Consumers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. As a result, consumers may choose to purchase fewer of our products, to purchase lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time.
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

Condensed Consolidated Results of Operations — First Quarter Ended April 3, 2021 Compared with First Quarter Ended March 28, 2020

	Quarters Ended
	April 3, 2021	March 28, 2020	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,508,029	$1,203,070	$304,959	25.3%
Cost of sales	905,348	784,902	120,446	15.3
Gross profit	602,681	418,168	184,513	44.1
Selling, general and administrative expenses	412,559	370,215	42,344	11.4
Operating profit	190,122	47,953	142,169	296.5
Other expenses	2,561	6,101	(3,540)	(58.0)
Interest expense, net	44,460	36,027	8,433	23.4
Income from continuing operations before income tax expense	143,101	5,825	137,276	2,356.7
Income tax expense	14,697	707	13,990	1,978.8
Income from continuing operations	128,404	5,118	123,286	2,408.9
Loss from discontinued operations, net of tax	(391,666)	(12,992)	(378,674)	(2,914.7)
Net loss	$(263,262)	$(7,874)	$(255,388)	(3,243.4)%
Net Sales
Net sales increased 25% during the first quarter of 2021 primarily due to the following:
•The overlap of the initial COVID-19 pandemic shutdown in the first quarter of 2020;
•Retailers continuing to replenish inventory levels as stores reopened after temporary closures due to the COVID-19 pandemic in 2020 and incremental sales partially as a result of U.S. government stimulus spending; and
•The favorable impact from foreign exchange rates in our International business of approximately $43 million.
Partially offset by:
•The disruption of certain of our International businesses related to the negative effects of the COVID-19 pandemic. Net sales in Asia, Europe and the Americas continue to be impacted by COVID-19 related lockdowns.
Operating Profit
Operating profit as a percentage of net sales was 12.6%, representing an increase from 4.0% in the prior year. Increased operating profit was the result of higher sales, favorable product mix and the favorable impact from foreign exchange rates which more than offset higher freight costs and sourcing premiums to service demand. Included in operating profit in the first quarter of 2021 were charges of $19 million related to the implementation of our Full Potential plan. Included in operating profit in the first quarter of 2020 were charges of $24 million related to supply chain, program exit and other restructuring actions.
Other Highlights
Other Expenses – Other expenses decreased $4 million in the first quarter of 2021 compared to the first quarter of 2020 due to lower pension expense and lower funding fees for sales of accounts receivable to financial institutions in 2021.
Interest Expense – Interest expense was higher by $8 million in the first quarter of 2021 compared to the first quarter of 2020 driven by a higher weighted average interest rate on our borrowings during the quarter. Our weighted average interest rate on our outstanding debt was 4.07% for the first quarter of 2021, compared to 3.92% for the first quarter of 2020.
Income Tax Expense – Our effective income tax rate was 10.3% and 12.1% for the first quarters of 2021 and 2020, respectively. The lower effective tax rate for the quarter ended April 3, 2021 was primarily due to a discrete benefit for the release of reserves for unrecognized tax benefits of $7 million, partially offset by a discrete charge for changes in valuation allowances of $4 million.
Discontinued Operations – The results of our discontinued operations include the operations of our European Innerwear business which we reached the decision to exit at the end of the first quarter of 2021 in connection with our Full Potential plan. See note “Discontinued Operations” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for a discussion of non-cash asset impairment charges and a non-cash charge to record a valuation allowance against the net assets held for sale to write down the carrying value to the estimated fair value less costs of disposal.

Operating Results by Business Segment — First Quarter Ended April 3, 2021 Compared with First Quarter Ended March 28, 2020

	Net Sales
	Quarters Ended
	April 3, 2021	March 28, 2020	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$570,435	$422,402	$148,033	35.0%
Activewear	364,003	288,000	76,003	26.4
International	506,261	428,230	78,031	18.2
Other	67,330	64,438	2,892	4.5
Total	$1,508,029	$1,203,070	$304,959	25.3%

	Operating Profit and Margin
	Quarters Ended
	April 3, 2021		March 28, 2020		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$127,417	22.3%	$81,551	19.3%	$45,866	56.2%
Activewear	60,594	16.6	8,108	2.8	52,486	647.3
International	87,180	17.2	50,745	11.8	36,435	71.8
Other	1,886	2.8	(3,393)	(5.3)	5,279	NM
Corporate	(86,955)	NM	(89,058)	NM	2,103	(2.4)
Total	$190,122	12.6%	$47,953	4.0%	$142,169	296.5%
Innerwear
Innerwear net sales increased 35% compared to the first quarter of 2020 driven by a 39% and a 27% increase in net sales in our basics and intimate apparel businesses, respectively, primarily as a result of the overlap of the initial COVID-19 pandemic shutdown in the first quarter of 2020, retailers continuing to replenish inventory levels as stores reopened after temporary closures due to the COVID-19 pandemic in 2020 and incremental sales partially as a result of U.S. government stimulus spending. In our basics business, we experienced growth in each product category. In our intimate apparel business, the increase in bra sales more than offset the decline in shapewear sales, which is a category that continues to be negatively impacted by the COVID-19 pandemic.
Innerwear operating margin was 22.3%, an increase from 19.3% in the same period a year ago. Operating margin enhancement resulted primarily from fixed cost leverage from higher sales and favorable product mix partially offset by higher costs to service demand, such as air freight and sourcing premiums.
Activewear
Activewear net sales increased 26% compared to the first quarter last year driven by growth in the online and brick-and-mortar channels, the overlap of the initial COVID-19 pandemic shutdown in the first quarter of 2020 and incremental sales partially as a result of U.S. government stimulus spending. We experienced growth in all product categories except our sports apparel business which continues to be negatively impacted by the COVID-19 pandemic.
Activewear operating margin was 16.6%, an increase from 2.8% in the same period a year ago. Operating margin enhancement resulted primarily from fixed cost leverage from higher sales and favorable product mix.
International
Net sales in the International segment increased 18% as a result of the negative impact of the COVID-19 pandemic in the first quarter of 2020 and the favorable impact of foreign currency exchange rates of approximately $43 million. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased 8.2%. The impact of foreign exchange rates is calculated by applying prior period exchange rates to the current year financial results. Net sales in our international markets continue to be negatively impacted by COVID-19 related lockdowns.
International operating margin was 17.2%, an increase from 11.8% in the same period a year ago. Operating margin enhancement resulted primarily from fixed cost leverage from higher sales.

Other
Other net sales increased as a result of increased sales at our retail outlets during the first quarter of 2021 as a result of stores reopening after temporary store closures during the first quarter of 2020 due to the COVID-19 pandemic partially offset by continued declines in hosiery sales in the United States. Operating margin increased due to the increase in sales volume.
Corporate
Corporate expenses in the first quarter of 2021 included incremental recurring COVID-19 related costs such as cleaning and health-related supplies to protect our employees and customers, as well as higher variable compensation expense compared to the first quarter of 2020. Corporate expenses in the first quarter of 2020 included $11 million of bad debt expense related to charges for anticipated bankruptcies. Corporate expenses were lower in the first quarter of 2021 compared to the first quarter of 2020 due to lower restructuring and other action-related charges. Included in restructuring and other action-related charges in the first quarter of 2021 were $19 million of charges related to the implementation of our Full Potential plan. We recorded impairment charges of $7 million related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it is not being marketed for sale. Supply chain actions include actions to reduce overhead costs. Program exit charges are costs associated with exiting our C9 Champion mass program and the DKNY intimate apparel license at the end of 2019. Other restructuring costs include action-related costs such as corporate workforce reductions.

	Quarters Ended
	April 3, 2021	March 28, 2020
	(dollars in thousands)
Restructuring and other action-related charges included in operating profit:
Full Potential Plan:
Professional services	$11,706	$—
Impairment of intangible assets	7,302	—
Other restructuring costs	385	—
2020 actions:
Supply chain actions	—	14,065
Program exit costs	—	8,213
Other restructuring costs	—	2,046
Total restructuring and other action-related charges included in operating profit	$19,393	$24,324
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
In April 2020, given the rapidly changing business environment and level of uncertainty created by the COVID-19 pandemic and the associated impact on future earnings, we amended our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. The amendment changed certain provisions and covenants under the Senior Secured Credit Facility through the fiscal quarter ending July 3, 2021, after which our covenants revert to their original, pre-amendment levels.
We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions caused by the COVID-19 pandemic worsen, our earnings and operating cash flows could be negatively impacted which could impact our ability to maintain compliance with our financial covenants and require us to seek additional amendments to our Senior Secured Credit Facility. If we are not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
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
We had the following borrowing capacity and available liquidity under our credit facilities as of April 3, 2021:

	As of April 3, 2021
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility	$1,000,000	$995,824
Australian Revolving Loan Facility	45,572	45,572
Accounts Receivable Securitization Facility(1)	87,403	87,403
Other international credit facilities	116,734	85,245
Total liquidity from credit facilities	$1,249,709	$1,214,044
Cash and cash equivalents		530,403
Total liquidity		$1,744,447

(1)Borrowing availability under the Accounts Receivable Securitization Facility is subject to a quarterly fluctuating facility limit, not to exceed $175 million, and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans.
The following have impacted or may impact our liquidity:
•The negative impact of the COVID-19 pandemic on our business.
•We have historically paid a regular quarterly dividend. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to our actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of our Board of Directors.
•We have principal and interest obligations under our debt and ongoing financial covenants under those debt facilities, even after taking into account recent amendments. In March 2021, we repaid the outstanding balance of Term Loan B which consisted of a required excess cash flow prepayment of $239 million and a voluntary prepayment of $61 million.
•We have invested in efforts to accelerate worldwide omnichannel and global growth initiatives, as well as marketing and brand building.
•As part of our Full Potential plan, we have launched a multi-year cost savings program intended to self-fund the investments necessary to achieve the Full Potential plan’s objectives.
•Although currently prohibited under our Senior Secured Credit Facility, in the future, we may pursue strategic business acquisitions.
•We made a contribution of $40 million to our U.S. pension plan in the quarter ended April 3, 2021. We may also elect to make additional voluntary contributions.
•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. Consistent with our investment strategy as it pertains to our historical foreign earnings as of January 2, 2021, we intend to remit foreign earnings totaling $668 million.
•We are obligated to make installment payments over an eight-year period related to our transition tax liability resulting from the implementation of the Tax Cuts and Jobs Act, which began in 2018, in addition to any estimated income taxes due based on current year taxable income. In the quarter ended April 3, 2021, we made no installment payments on our transition tax liability. On April 13, 2021, we made an installment payment of $10 million on our transition tax liability. We currently have a remaining balance due of approximately $42 million to be paid in installment payments through 2025.

Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the quarters ended April 3, 2021 and March 28, 2020 was derived from our condensed consolidated interim financial statements.

	Quarters Ended
	April 3, 2021	March 28, 2020
	(dollars in thousands)
Operating activities	$16,946	$(83,216)
Investing activities	(13,604)	(24,477)
Financing activities	(354,423)	877,514
Effect of changes in foreign exchange rates on cash	(17,662)	(15,061)
Change in cash, cash equivalents and restricted cash	(368,743)	754,760
Cash, cash equivalents and restricted cash at beginning of year	910,603	329,923
Cash, cash equivalents and restricted cash at end of period	541,860	1,084,683
Less restricted cash at end of period	1,153	903
Cash and cash equivalents at end of period	$540,707	$1,083,780

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$530,403	$1,069,490
Cash and cash equivalents included in current assets of discontinued operations	10,304	14,290
Cash and cash equivalents at end of period	$540,707	$1,083,780
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net income and changes in our working capital. We typically use cash during the first half of the year and generate most of our cash flow in the second half of the year. As compared to the prior year, the higher net cash provided by operating activities was primarily due to higher income from continuing operations partially offset by changes in working capital. Cash used by operating activities includes a $40 million and a $25 million contribution to our U.S. pension plan made in the first quarter of 2021 and 2020, respectively.
Investing Activities
Investing activities in the first quarter of 2021 and 2020 primarily include capital investments into our business. The decrease in cash used by investing activities in first quarter of 2021 compared to 2020 was primarily the result of a decrease in capital investments into our business as we manage our spending on our focused strategic goals.
Financing Activities
Net cash from financing activities decreased primarily as a result of lower borrowings as compared to the same period of 2020. We increased our borrowings in the first quarter of 2020 primarily to strengthen our cash position and to provide us with additional financial flexibility to manage our business with a safety-first emphasis during the unknown duration and impact of the COVID-19 pandemic. Additionally, in the first quarter of 2021, we repaid the outstanding balance of Term Loan B which consisted of a required excess cash flow prepayment of $239 million and a voluntary prepayment of $61 million. We also repurchased shares at a total cost of $200 million in the first quarter of 2020.
Financing Arrangements
In March 2021, we amended the Accounts Receivable Securitization Facility. This amendment primarily decreased the fluctuating facility limit to $175 million (previously $225 million) and extended the maturity date to June 2022. Additionally, the amendment changed certain ratios and borrowing base calculations, raised pricing and added certain receivables to the pledged collateral pool for the facility.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of April 3, 2021, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. We continue to monitor our covenant compliance carefully. Under the terms of our Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio covenant is the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense and the leverage ratio covenant is the ratio of our net debt to EBITDA for the preceding four fiscal quarters. EBITDA is defined as earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility. In April 2020, given the rapidly changing business environment and level of uncertainty being created by the COVID-19 pandemic and the associated impact on future earnings, we amended our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. We expect to maintain compliance with our covenants for at least one year from the date of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2021 or other SEC filings could cause noncompliance.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note, “Summary of Significant Accounting Policies,” to our financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2021.
The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 2, 2021. There have been no material changes in these policies from those described in our Annual Report on Form 10-K for the year ended January 2, 2021.
Recently Issued Accounting Pronouncements
For a summary of recently issued accounting pronouncements, see Note, “Recent Accounting Pronouncements” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk exposures from those described in Item 7A of our Annual Report on Form 10-K for the year ended January 2, 2021.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Accounting Officer (who is currently serving as our Principal Financial Officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of April 3, 2021.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Accounting Officer (who is currently serving as our Principal Financial Officer), concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 1.	Legal Proceedings
Although we are subject to various claims and legal actions that occur from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors
The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

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

4.1	Supplemental Indenture No. 10 (to Indenture dated June 3, 2016), dated as of April 12, 2021, among Hanesbrands Finance Luxembourg S.C.A., HBI Holdings Switzerland GmbH and U.S. Bank Trustees Limited.

10.1	Letter Agreement with Tracy M. Preston dated February 12, 2021.*

31.1	Certification of Stephen B. Bratspies, Chief Executive Officer.

31.2	Certification of M. Scott Lewis, Chief Accounting Officer and Principal Financial Officer.

32.1	Section 1350 Certification of Stephen B. Bratspies, Chief Executive Officer.

32.2	Section 1350 Certification of M. Scott Lewis, Chief Accounting Officer and Principal Financial Officer.

101.INS XBRL	Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)
*    Management contract or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ M. Scott Lewis
M. Scott Lewis Chief Accounting Officer and Principal Financial Officer (Duly authorized officer and principal financial officer)
Date: May 12, 2021