Form 10-Q
period 2021-07-03
Hanesbrands Inc.
filed 2021-08-06
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2021, there were 349,151,707 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. In particular, statements with respect to trends associated with our business, our Full Potential plan, our future financial performance and the potential effects of the ongoing global novel coronavirus (“COVID-19”) pandemic included in this Quarterly Report on Form 10-Q specifically appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements.
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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$1,751,311	$1,543,083	$3,259,340	$2,746,153
Cost of sales	1,069,682	1,029,221	1,975,030	1,814,123
Gross profit	681,629	513,862	1,284,310	932,030
Selling, general and administrative expenses	464,235	311,729	876,794	681,944
Operating profit	217,394	202,133	407,516	250,086
Other expenses	1,855	4,653	4,416	10,754
Interest expense, net	42,440	41,075	86,900	77,102
Income from continuing operations before income tax expense	173,099	156,405	316,200	162,230
Income tax expense	25,236	19,837	39,933	20,544
Income from continuing operations	147,863	136,568	276,267	141,686
Income (loss) from discontinued operations, net of tax	(19,187)	24,613	(410,853)	11,621
Net income (loss)	$128,676	$161,181	$(134,586)	$153,307

Earnings (loss) per share - basic:
Continuing operations	$0.42	$0.39	$0.79	$0.40
Discontinued operations	(0.05)	0.07	(1.17)	0.03
Net income (loss)	$0.37	$0.46	$(0.38)	$0.43

Earnings (loss) per share - diluted:
Continuing operations	$0.42	$0.39	$0.79	$0.40
Discontinued operations	(0.05)	0.07	(1.17)	0.03
Net income (loss)	$0.37	$0.46	$(0.38)	$0.43

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarters Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income (loss)	$128,676	$161,181	$(134,586)	$153,307
Other comprehensive income (loss):
Translation adjustments	(11,231)	95,033	(36,432)	(22,121)
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $(1,140), $4,031, $(6,316) and $(3,249), respectively	2,856	(6,177)	11,396	1,606
Unrecognized income from pension and postretirement plans, net of tax of $(1,566), $(1,794), $(3,615) and $(3,066), respectively	4,332	3,560	11,067	7,154
Total other comprehensive income (loss)	(4,043)	92,416	(13,969)	(13,361)
Comprehensive income (loss)	$124,633	$253,597	$(148,555)	$139,946

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	July 3, 2021	January 2, 2021	June 27, 2020
Assets
Cash and cash equivalents	$667,298	$900,615	$556,099
Trade accounts receivable, net	960,993	768,221	1,139,130
Inventories	1,530,622	1,367,758	1,774,139
Other current assets	159,715	158,700	171,435
Current assets of discontinued operations	301,986	234,086	401,347
Total current assets	3,620,614	3,429,380	4,042,150
Property, net	446,356	477,821	496,933
Right-of-use assets	398,526	432,631	438,683
Trademarks and other identifiable intangibles, net	1,258,783	1,293,847	1,196,359
Goodwill	1,148,021	1,158,938	1,144,739
Deferred tax assets	351,309	367,976	193,100
Other noncurrent assets	54,380	64,773	118,296
Noncurrent assets of discontinued operations	—	494,501	493,045
Total assets	$7,277,989	$7,719,867	$8,123,305

Liabilities and Stockholders’ Equity
Accounts payable	$1,171,645	$891,868	$1,101,438
Accrued liabilities	628,007	609,864	452,763
Lease liabilities	129,053	136,510	147,406
Notes payable	—	—	13
Current portion of long-term debt	37,500	263,936	—
Current liabilities of discontinued operations	289,751	222,183	310,972
Total current liabilities	2,255,956	2,124,361	2,012,592
Long-term debt	3,647,482	3,739,434	3,985,631
Lease liabilities - noncurrent	299,380	331,577	330,599
Pension and postretirement benefits	327,597	381,457	328,647
Other noncurrent liabilities	185,384	216,091	270,152
Noncurrent liabilities of discontinued operations	—	112,989	116,364
Total liabilities	6,715,799	6,905,909	7,043,985

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 349,115,441, 348,802,220 and 348,092,986, respectively	3,491	3,488	3,481
Additional paid-in capital	310,148	307,883	302,522
Retained earnings	829,479	1,069,546	1,404,326
Accumulated other comprehensive loss	(580,928)	(566,959)	(631,009)
Total stockholders’ equity	562,190	813,958	1,079,320
Total liabilities and stockholders’ equity	$7,277,989	$7,719,867	$8,123,305

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at April 3, 2021	349,090	$3,491	$304,090	$753,785	$(576,885)	$484,481
Net income	—	—	—	128,676	—	128,676
Dividends ($0.15 per common share)	—	—	—	(52,982)	—	(52,982)
Other comprehensive loss	—	—	—	—	(4,043)	(4,043)
Stock-based compensation	—	—	5,342	—	—	5,342
Net exercise of stock options, vesting of restricted stock units and other	25	—	716	—	—	716
Balances at July 3, 2021	349,115	$3,491	$310,148	$829,479	$(580,928)	$562,190

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at January 2, 2021	348,802	$3,488	$307,883	$1,069,546	$(566,959)	$813,958
Net loss	—	—	—	(134,586)	—	(134,586)
Dividends ($0.30 per common share)	—	—	—	(105,481)	—	(105,481)
Other comprehensive loss	—	—	—	—	(13,969)	(13,969)
Stock-based compensation	—	—	3,808	—	—	3,808
Net exercise of stock options, vesting of restricted stock units and other	313	3	(1,543)	—	—	(1,540)
Balances at July 3, 2021	349,115	$3,491	$310,148	$829,479	$(580,928)	$562,190

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
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

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	July 3, 2021(1)	June 27, 2020(1)
Operating activities:
Net income (loss)	$(134,586)	$153,307
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	43,565	45,399
Amortization of acquisition intangibles	10,978	12,199
Other amortization	5,814	5,107
Impairment of intangible assets and goodwill	163,047	20,319
Loss on classification of assets held for sale	236,180	—
Amortization of debt issuance costs	7,669	5,119
Other	(14,224)	16,247
Changes in assets and liabilities:
Accounts receivable	(200,106)	(392,134)
Inventories	(175,149)	(61,409)
Other assets	4,451	(31,570)
Accounts payable	300,318	210,338
Accrued pension and postretirement benefits	(39,176)	(19,318)
Accrued liabilities and other	3,475	18,603
Net cash from operating activities	212,256	(17,793)
Investing activities:
Capital expenditures	(25,331)	(46,512)
Proceeds from sales of assets	2,455	66
Other	6,937	5,823
Net cash from investing activities	(15,939)	(40,623)
Financing activities:
Repayments on Term Loan Facilities	(306,250)	—
Borrowings on Accounts Receivable Securitization Facility	—	227,061
Repayments on Accounts Receivable Securitization Facility	—	(227,061)
Borrowings on Revolving Loan Facilities	—	1,638,000
Repayments on Revolving Loan Facilities	—	(1,638,000)
Borrowings on Senior Notes	—	700,000
Borrowings on International Debt	—	31,222
Borrowings on notes payable	42,638	116,669
Repayments on notes payable	(43,066)	(112,373)
Share repurchases	—	(200,269)
Cash dividends paid	(104,719)	(105,896)
Other	(2,524)	(14,035)
Net cash from financing activities	(413,921)	415,318
Effect of changes in foreign exchange rates on cash	(16,780)	(2,669)
Change in cash, cash equivalents and restricted cash	(234,384)	354,233
Cash, cash equivalents and restricted cash at beginning of year	910,603	329,923
Cash, cash equivalents and restricted cash at end of period	676,219	684,156
Less restricted cash at end of period	—	1,042
Cash and cash equivalents at end of period	$676,219	$683,114

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$667,298	$556,099
Cash and cash equivalents included in current assets of discontinued operations	8,921	127,015
Cash and cash equivalents at end of period	$676,219	$683,114

(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
Capital expenditures included in accounts payable at July 3, 2021 and January 2, 2021 were $11,477 and $17,931, respectively. For the six months ended July 3, 2021 and June 27, 2020, right-of-use assets obtained in exchange for lease obligations were $37,725 and $23,769, respectively.
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
In the first quarter of 2021, the Company announced that as part of its strategic plan, it was exploring alternatives for its European Innerwear business and subsequently reached the decision to exit this business. The Company determined that its European Innerwear business met held-for-sale and discontinued operations accounting criteria at the end of the first quarter of 2021. Accordingly, the Company began to separately report the results of its European Innerwear business as discontinued operations in its Condensed Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Condensed Consolidated Balance Sheets. These changes have been applied to all periods presented. Unless otherwise noted, discussion within these notes to the condensed consolidated interim financial statements relates to continuing operations. See note “Discontinued Operations” for additional information.
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
(3)    Discontinued Operations
In the first quarter of 2021, the Company announced that as part of its strategic plan, it was exploring alternatives for its European Innerwear business and subsequently reached the decision to exit this business. The Company determined that its European Innerwear business met held-for-sale and discontinued operations accounting criteria at the end of the first quarter of 2021. Accordingly, the Company began to separately report the results of its European Innerwear business as discontinued operations in its Condensed Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Condensed Consolidated Balance Sheets. These changes have been applied to all periods presented. The Company is actively marketing the business to prospective buyers and expects to complete the sale of this business before the end of the first quarter of 2022.
The operations of the European Innerwear business were previously reported primarily in the International segment. Certain expenses related to its operations were included in general corporate expenses, restructuring and other action-related charges and amortization of intangibles which were previously excluded from segment operating profit and have been reclassified to discontinued operations for all periods presented. Discontinued operations does not include any allocation of corporate overhead expense or interest expense.
Upon meeting the criteria for held for sale classification which qualified as a triggering event, the Company performed a full impairment analysis of the disposal group's indefinite-lived intangible assets and goodwill. As a result of the strategic decision to exit the European Innerwear business, a strategic review was completed in the first quarter of 2021 with revised forecasts to include updated market conditions and the removal of strategic operating decisions that would no longer occur under the Company's ownership. The revised forecasts indicated impairment charges of certain indefinite-lived trademarks and license agreements as well as the full goodwill balance. A non-cash charge of $155,745 was recorded as "Impairment of intangible assets and goodwill" in the summarized discontinued operations financial information for the six months ended July 3, 2021. In addition, the Company recorded non-cash charges of $9,828 and $236,180 as "Loss on classification of assets held for sale" in the summarized discontinued operations financial information for the quarter and the six months ended July 3, 2021, respectively, to record a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. The non-cash charge recorded in the quarter ended July 3, 2021 resulted from changes in working capital balances and foreign exchange rates. The Company will continue to assess the valuation allowance in each interim period until the European Innerwear business is sold. Additionally, the Company recorded an impairment charge of $7,302 in continuing operations on an indefinite-lived trademark for the six months ended July 3, 2021 which is reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. This charge relates to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it is not being marketed for sale. The Company intends to exit this brand subsequent to the sale of the European Innerwear business.
During the second quarter of 2020, the Company completed a quantitative impairment analysis for certain indefinite-lived intangible assets as a result of the significant impact of the COVID-19 pandemic on their performance. Based on this analysis, the Company recorded impairment charges of $20,319 on certain indefinite-lived trademarks and other intangible assets within the European Innerwear business which are reflected in the “Impairment of intangible assets and goodwill” line in the summarized discontinued operations financial information for the quarter and six months ended June 27, 2020.
The Company expects to continue certain sales from its supply chain to the European Innerwear business after the sale of the business. Those sales and the related profit are included in continuing operations in the Condensed Consolidated Statements of Income and in “Other” in note “Business Segment Information” in all periods presented and have not been eliminated as intercompany transactions in consolidation. The related receivables from the European Innerwear business have been reclassified to “Trade accounts receivable, net” in the Condensed Consolidated Balance Sheets for all periods presented.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the European Innerwear business that will be eliminated from continuing operations. The key components from discontinued operations related to the European Innerwear business are as follows:

	Quarters Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$117,506	$205,591	$253,351	$333,262
Cost of sales	63,137	86,441	138,660	158,548
Gross profit	54,369	119,150	114,691	174,714
Selling, general and administrative expenses	61,134	59,428	144,526	128,815
Impairment of intangible assets and goodwill	—	20,319	155,745	20,319
Loss on classification of assets held for sale	9,828	—	236,180	—
Operating income (loss)	(16,593)	39,403	(421,760)	25,580
Other expenses	280	397	614	786
Interest expense, net	69	584	159	1,406
Income (loss) from discontinued operations before income tax expense	(16,942)	38,422	(422,533)	23,388
Income tax expense (benefit)	2,245	13,809	(11,680)	11,767
Net income (loss) from discontinued operations, net of tax	$(19,187)	$24,613	$(410,853)	$11,621
Assets and liabilities of discontinued operations classified as held for sale in the Condensed Consolidated Balance Sheets as of July 3, 2021, January 2, 2021 and June 27, 2020 consist of the following:

	July 3, 2021	January 2, 2021(1)	June 27, 2020(1)
Cash and cash equivalents	$8,921	$8,822	$127,015
Trade accounts receivable, net	70,432	84,632	68,041
Inventories	119,627	123,337	184,304
Other current assets	15,114	17,295	21,987
Property, net	63,222	67,950	68,916
Right-of-use assets	34,051	34,637	40,994
Trademarks and other identifiable intangibles, net	211,534	284,170	282,362
Goodwill	—	96,692	88,445
Deferred tax assets	10,376	5,438	6,947
Other noncurrent assets	4,421	5,614	5,381
Allowance to adjust assets to estimated fair value, less costs of disposal	(235,712)	—	—
Total assets of discontinued operations	$301,986	$728,587	$894,392

Accounts payable	$70,185	$77,636	$61,179
Accrued liabilities	111,321	133,431	115,465
Lease liabilities	8,693	10,332	13,026
Notes payable	377	784	8,790
Current portion of long-term debt	—	—	112,512
Lease liabilities - noncurrent	26,766	28,775	31,971
Pension and postretirement benefits	44,328	46,569	45,405
Other noncurrent liabilities	28,081	37,645	38,988
Total liabilities of discontinued operations	$289,751	$335,172	$427,336

(1)Amounts at January 2, 2021 and June 27, 2020 have been classified as current and long-term in the Condensed Consolidated Balance Sheets.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information related to discontinued operations:

	Quarters Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Depreciation	$—	$2,682	$2,608	$5,347
Amortization	—	1,262	1,460	2,544
Capital expenditures	735	1,862	4,070	5,400
Impairment of intangible assets and goodwill	—	20,319	155,745	20,319
Loss on classification of assets held for sale	9,828	—	236,180	—
Other investing activities	1,580	615	3,374	1,831
Capital expenditures included in accounts payable at end of period	486	264	486	264
Right-of-use assets obtained in exchange for lease obligations	1,642	—	3,137	201
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
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Third-party brick-and-mortar wholesale	$1,233,531	$1,164,078	$2,258,270	$2,050,613
Consumer-directed	517,780	379,005	1,001,070	695,540
Total net sales	$1,751,311	$1,543,083	$3,259,340	$2,746,153
Revenue Sources
Third-Party Brick-and-Mortar Wholesale Revenue
Third-party brick-and-mortar wholesale revenue is primarily generated by sales of the Company’s products to retailers to support their brick-and-mortar operations. Also included within third-party brick-and-mortar wholesale revenue is royalty revenue from licensing agreements. The Company earns royalties through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensees. Additionally, in the quarter and six months ended June 27, 2020, third-party brick-and-mortar wholesale revenue included $514,256 of revenue from contracts with governments generated from the sale of both cloth face coverings and gowns for use during the COVID-19 pandemic. Receivables from government contracts of $484,162 were included in “Trade accounts receivable, net” in the Company’s Condensed Consolidated Balance Sheet at June 27, 2020.
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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarters Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Basic weighted average shares outstanding	350,987	350,538	350,995	354,778
Effect of potentially dilutive securities:
Stock options	24	143	16	182
Restricted stock units	1,039	143	855	165
Employee stock purchase plan and other	2	5	3	8
Diluted weighted average shares outstanding	352,052	350,829	351,869	355,133
The following securities were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive:

	Quarters Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Stock options	83	—	167	—
Restricted stock units	45	1,599	44	1,330
On July 27, 2021, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding shares of common stock to be paid on August 31, 2021 to stockholders of record at the close of business on August 10, 2021.
On February 6, 2020, the Company’s Board of Directors approved a new share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish one or more trading plans under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. Unless terminated earlier by the Company’s Board of Directors, the new program will expire when the Company has repurchased all shares authorized for repurchase under the new program. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved in 2016. For the quarters ended July 3, 2021 and June 27, 2020 and the six months ended July 3, 2021, the Company did not enter into any transactions to repurchase shares under the new program. For the six months ended June 27, 2020, the Company entered into transactions to repurchase 14,464 shares at a weighted average repurchase price of $13.83 per share under the new program. The shares were repurchased at a total cost of $200,269. At July 3, 2021, the remaining repurchase authorization under the current share repurchase program totaled 25,536 shares. The primary objective of the share repurchase program is to utilize excess cash to generate shareholder value. Share repurchases were previously prohibited under the Senior Secured Credit Facility as a result of the amendment signed in April 2020. The Company terminated such amendment when it submitted its April 3, 2021 compliance certificate in order to reduce interest expense and increase flexibility for restricted payments, investments, indebtedness, and permitted acquisitions. See Note “Debt” for additional information on the Company’s debt facilities.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(6)    Inventories
Inventories consisted of the following:

	July 3, 2021	January 2, 2021	June 27, 2020
Raw materials	$72,436	$67,111	$80,610
Work in process	101,862	108,844	127,924
Finished goods	1,356,324	1,191,803	1,565,605
	$1,530,622	$1,367,758	$1,774,139
(7)    Debt
Debt consisted of the following:

	Interest Rate as of July 3, 2021	Principal Amount		Maturity Date
		July 3, 2021	January 2, 2021
Senior Secured Credit Facility:
Revolving Loan Facility	—	$—	$—	December 2022
Term Loan A	1.34%	618,750	625,000	December 2022
Term Loan B	—	—	300,000	December 2024
Australian Revolving Loan Facility	—	—	—	July 2022
5.375% Senior Notes	5.38%	700,000	700,000	May 2025
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	593,261	610,724	June 2024
Accounts Receivable Securitization Facility	—	—	—	June 2022
Total debt		3,712,011	4,035,724
Less long-term debt issuance costs		27,029	32,354
Less current maturities		37,500	263,936
Total long-term debt		$3,647,482	$3,739,434
As of July 3, 2021, the Company had $995,824 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account $4,176 of standby and trade letters of credit issued and outstanding under this facility. In March 2021, the Company repaid the outstanding balance of Term Loan B which consisted of a required excess cash flow prepayment of $238,936 and a voluntary prepayment of $61,064.
The Company’s accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) entered into in November 2007 was amended in March 2021. The latest amendment decreased the fluctuating facility limit to $175,000 (previously $225,000) and extended the maturity date to June 2022. Additionally, the amendment changed certain ratios and borrowing base calculations, raised pricing and added certain receivables to the pledged collateral pool for the facility. Borrowings under the Accounts Receivable Securitization Facility are permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans and also subject to a fluctuating facility limit, not to exceed $175,000. The Company’s maximum borrowing capacity under the Accounts Receivable Securitization Facility was $150,000 as of July 3, 2021. The Company had $88,833 of borrowing availability under the Accounts Receivable Securitization Facility at July 3, 2021.
The Company had $44,994 of borrowing availability under the Australian Revolving Loan Facility and $33,610 of borrowing availability under other international credit facilities after taking into account outstanding borrowings and letters of credit outstanding under the applicable facilities at July 3, 2021. The Australian Revolving Loan Facility, originally entered into in July 2016, was amended in July 2021 to extend the maturity date to July 2022 and to reduce the bilateral cash advance limit from A$50,000 to A$46,000 with an offsetting increase in the bank overdraft limit from A$10,000 to A$14,000.
In April 2020, given the rapidly changing business environment and level of uncertainty being created by the COVID-19 pandemic and the associated impact on future earnings, the Company amended its Senior Secured Credit Facility prior to any

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. The amendment changed certain provisions and covenants under the Senior Secured Credit Facility through the fiscal quarter ended July 3, 2021, after which the covenants were to revert to their original, pre-amendment levels. The Company voluntarily terminated the covenant relief amendment when it submitted its April 3, 2021 compliance certificate in order to reduce interest expense and increase flexibility for restricted payments, investments, indebtedness, and permitted acquisitions. After termination, the covenants reverted to their original, pre-amendment levels for the fiscal quarter ended July 3, 2021.
As of July 3, 2021, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio covenant is the ratio of the Company’s EBITDA for the preceding four fiscal quarters to its consolidated total interest expense and the maximum leverage ratio covenant is the ratio of the Company’s net debt to EBITDA for the preceding four fiscal quarters. EBITDA is defined as earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility.
The Company expects to maintain compliance with its covenants for at least one year from the date of these financial statements based on its current expectations and forecasts. If economic conditions caused by the COVID-19 pandemic do not continue to improve or otherwise worsen, including as a result of any new virus variants or vaccine distribution or efficacy, and the Company’s earnings and operating cash flows do not continue to recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with its financial covenants and require the Company to seek additional amendments to its Senior Secured Credit Facility. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
(8)    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at April 3, 2021	$(78,021)	$(12,822)	$(659,946)	$173,904	$(576,885)
Amounts reclassified from accumulated other comprehensive loss	—	4,671	6,022	(2,993)	7,700
Current-period other comprehensive income (loss) activity	(11,231)	(675)	(124)	287	(11,743)
Total other comprehensive income (loss)	(11,231)	3,996	5,898	(2,706)	(4,043)

Balance at July 3, 2021	$(89,252)	$(8,826)	$(654,048)	$171,198	$(580,928)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at January 2, 2021	$(52,820)	$(26,538)	$(668,730)	$181,129	$(566,959)
Amounts reclassified from accumulated other comprehensive loss	—	9,913	13,107	(5,997)	17,023
Current-period other comprehensive income (loss) activity	(36,432)	7,799	1,575	(3,934)	(30,992)
Total other comprehensive income (loss)	(36,432)	17,712	14,682	(9,931)	(13,969)

Balance at July 3, 2021	$(89,252)	$(8,826)	$(654,048)	$171,198	$(580,928)

(1)Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note, “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at March 28, 2020	$(274,292)	$19,849	$(624,494)	$155,512	$(723,425)
Amounts reclassified from accumulated other comprehensive loss	—	(3,157)	5,423	(416)	1,850
Current-period other comprehensive income (loss) activity	95,033	(7,051)	(69)	2,653	90,566
Total other comprehensive income (loss)	95,033	(10,208)	5,354	2,237	92,416

Balance at June 27, 2020	$(179,259)	$9,641	$(619,140)	$157,749	$(631,009)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 28, 2019	$(157,138)	$4,786	$(629,360)	$164,064	$(617,648)
Amounts reclassified from accumulated other comprehensive loss	—	(8,174)	10,289	(416)	1,699
Current-period other comprehensive income (loss) activity	(22,121)	13,029	(69)	(5,899)	(15,060)
Total other comprehensive income (loss)	(22,121)	4,855	10,220	(6,315)	(13,361)

Balance at June 27, 2020	$(179,259)	$9,641	$(619,140)	$157,749	$(631,009)

(1)Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note, “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarters Ended		Six Months Ended
		July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gain (loss) on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	$(5,278)	$1,758	$(9,655)	$4,627
	Income tax	1,444	(483)	2,652	(1,245)
	Income (loss) from discontinued operations, net of tax	(1,278)	1,080	(1,522)	2,718
	Net of tax	(5,112)	2,355	(8,525)	6,100

Gain (loss) on cross-currency swap contracts designated as cash flow hedges	Selling, general and administrative expenses	3,168	—	2,611	—
	Interest expense, net	(1,018)	—	(1,018)	—
	Income tax	(312)	—	(223)	—
	Net of tax	1,838	—	1,370	—

Amortization of deferred actuarial loss and prior service cost	Other expenses	(6,081)	(5,466)	(13,788)	(8,228)
	Income tax	1,596	1,261	3,342	2,494
	Income (loss) from discontinued operations, net of tax	59	—	578	(2,065)
	Net of tax	(4,426)	(4,205)	(9,868)	(7,799)

Total reclassifications		$(7,700)	$(1,850)	$(17,023)	$(1,699)
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

	Hedge Type	July 3, 2021	January 2, 2021
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$355,633	$617,912
Cross-currency swap contracts	Cash Flow	$352,920	$—
Cross-currency swap contracts	Net Investment	$335,940	$335,940

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts and cross-currency swap contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		July 3, 2021	January 2, 2021
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$1,989	$1
Cross-currency swap contracts	Other current assets	970	918
Forward foreign exchange contracts	Current assets of discontinued operations	17	40
Forward foreign exchange contracts	Other noncurrent assets	732	—
Cross-currency swap contracts	Other noncurrent assets	1,723	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	1,545	2,459
Forward foreign exchange contracts	Current assets of discontinued operations	24	198
Total derivative assets		7,000	3,616

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(2,329)	(12,898)
Cross-currency swap contracts	Accrued liabilities	(223)	—
Forward foreign exchange contracts	Current liabilities of discontinued operations	(321)	(4,747)
Forward foreign exchange contracts	Other noncurrent liabilities	—	(2,190)
Cross-currency swap contracts	Other noncurrent liabilities	(9,300)	(16,526)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(4,151)	(16,488)
Forward foreign exchange contracts	Current liabilities of discontinued operations	(589)	(2,195)
Total derivative liabilities		(16,913)	(55,044)

Net derivative liability		$(9,913)	$(51,428)
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
On April 1, 2021, in connection with a reduction in the amount of the 3.5% Senior Notes designated in the European net investment hedge discussed below, the Company entered into three pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000. The Company designated these cross-currency swap contracts to hedge the undesignated portion of the foreign currency cash flow exposure related to the Company’s 3.5% Senior Notes, which had a carrying amount of €500,000 as of July 3, 2021. These cross-currency swap contracts, which mature on June 15, 2024, swap Euro-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting €300,000 of the Company’s €500,000 fixed-rate 3.5% Senior Notes to a fixed-rate 4.7945% USD-denominated obligation.
The Company expects to reclassify into earnings during the next 12 months a net loss from AOCI of approximately $12,581. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 15 months and for long-term debt over the next 36 months.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Forward foreign exchange contracts	$(1,392)	$(7,051)	$7,094	$13,029
Cross-currency swap contracts	717	—	705	—
Total	$(675)	$(7,051)	$7,799	$13,029

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarters Ended		Six Months Ended
		July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Forward foreign exchange contracts(1)	Cost of sales	$(5,278)	$1,758	$(9,655)	$4,627
Forward foreign exchange contracts(1)	Income (loss) from discontinued operations, net of tax	(1,543)	1,399	$(1,851)	$3,547
Cross-currency swap contracts(1)	Selling, general and administrative expenses	3,168	—	$2,611	$—
Cross-currency swap contracts(1)	Interest expense, net	(1,018)	—	$(1,018)	$—
Total		$(4,671)	$3,157	$(9,913)	$8,174

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.

	Quarters Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Total cost of sales in which the effects of cash flow hedges are recorded	$1,069,682	$1,029,221	$1,975,030	$1,814,123
Total selling, general and administrative expenses in which the effects of cash flow hedges are recorded	$464,235	$311,729	$876,794	$681,944
Total interest expense, net in which the effects of cash flow hedges are recorded	$42,440	$41,075	$86,900	$77,102
Total income (loss) from discontinued operations, net of tax in which the effects of cash flow hedges are recorded	$(19,187)	$24,613	$(410,853)	$11,621
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
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which is a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. As of July 3, 2021 and January 2, 2021, the U.S. dollar equivalent carrying value of Euro-denominated long-term debt designated as a partial European net investment hedge was $237,304 and $610,724, respectively.

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

	Amount of Gain (Loss) Recognized in AOCI
	Quarters Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Euro-denominated long-term debt	$(1,544)	$(4,196)	$17,756	$(1,538)
Cross-currency swap contracts	(2,066)	(1,004)	5,307	10,728
Total	$(3,610)	$(5,200)	$23,063	$9,190

	Location of Gain Recognized in Income	Amount of Gain Recognized in Income (Amount Excluded from Effectiveness Testing)
		Quarters Ended		Six Months Ended
		July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cross-currency swap contracts	Interest expense, net	$1,715	$2,020	$3,614	$3,967

		Quarters Ended		Six Months Ended
		July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Total interest expense, net in which the amounts excluded from effectiveness testing for net investment hedges are recorded		$42,440	$41,075	$86,900	$77,102
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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarters Ended		Six Months Ended
		July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Forward foreign exchange contracts	Cost of sales	$5,629	$(16,081)	$18,624	$(9,532)
Forward foreign exchange contracts	Selling, general and administrative expenses	880	1,962	3,091	928
Forward foreign exchange contracts	Income (loss) from discontinued operations, net of tax	1,314	(3,026)	3,953	(3,451)
Total		$7,823	$(17,145)	$25,668	$(12,055)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(10)    Fair Value of Assets and Liabilities
As of July 3, 2021, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, cross-currency swap derivative contracts and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap derivative contracts are determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a quarterly recurring basis.
There were no changes during the quarter and six months ended July 3, 2021 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter and six months ended July 3, 2021, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities within continuing operations accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of July 3, 2021
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$4,266	$—	$4,266	$—
Cross-currency swap contracts - assets	2,693	—	2,693	—
Forward foreign exchange contracts - liabilities	(6,480)	—	(6,480)	—
Cross-currency swap contracts - liabilities	(9,523)	—	(9,523)	—
	(9,044)	—	(9,044)	—
Deferred compensation plan liability	(19,634)	—	(19,634)	—
Total	$(28,678)	$—	$(28,678)	$—

	Assets (Liabilities) at Fair Value as of January 2, 2021
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$2,460	$—	$2,460	$—
Cross-currency swap contracts - assets	918	—	918	—
Forward foreign exchange contracts - liabilities	(31,576)	—	(31,576)	—
Cross-currency swap contracts - liabilities	(16,526)	—	(16,526)	—
	(44,724)	—	(44,724)	—
Deferred compensation plan liability	(21,878)	—	(21,878)	—
Total	$(66,602)	$—	$(66,602)	$—

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of July 3, 2021 and January 2, 2021. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $60,504 and $48,745 as of July 3, 2021 and January 2, 2021, respectively. The fair value of debt, which is classified as a Level 2 liability, was $3,921,200 and $4,230,985 as of July 3, 2021 and January 2, 2021, respectively. Debt had a carrying value of $3,712,011 and $4,035,724 as of July 3, 2021 and January 2, 2021, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amount of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value primarily due to the short-term nature of these instruments.
(11)    Income Taxes
The Company’s effective income tax rate was 14.6% and 12.7% for the quarters ended July 3, 2021 and June 27, 2020, respectively. The Company’s effective income tax rate was 12.6% and 12.7% for the six months ended July 3, 2021 and June 27, 2020, respectively. The higher effective tax rate for the quarter ended July 3, 2021 was primarily due to the COVID-19 related change in jurisdictional mix of income experienced during the quarter ended June 27, 2020.
The Company is subject to examinations in the U.S., various state and foreign jurisdictions and believes that it maintains appropriate accruals for unrecognized tax benefits related to uncertain tax positions, which are evaluated each quarter. During the six months ended July 3, 2021, the Company’s liability for unrecognized tax benefits, including interest and penalties, decreased by $8,060, of which $6,679 was a discrete reduction of the effective income tax rate. The decrease was related to expirations of statutes of limitations and approvals of certain filings with income tax authorities.
(12)    Business Segment Information
The Company’s operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of the Company’s U.S.-based outlet stores, U.S. hosiery business and certain sales from its supply chain to the European Innerwear business.
The types of products and services from which each reportable segment derives its revenues are as follows:
•Innerwear includes sales in the United States of basic branded apparel products that are replenishment in nature under the product categories of men’s underwear, women’s panties, children’s underwear and socks, and intimate apparel, which includes bras and shapewear. Innerwear also includes sales of personal protective equipment including products such as cloth face coverings and gowns in 2020.
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

	Quarters Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales:
Innerwear	$780,650	$1,094,814	$1,351,085	$1,517,216
Activewear	404,189	168,379	768,192	456,379
International	478,923	251,285	985,184	679,515
Other	87,549	28,605	154,879	93,043
Total net sales	$1,751,311	$1,543,083	$3,259,340	$2,746,153

	Quarters Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Segment operating profit:
Innerwear	$186,169	$304,524	$313,586	$386,075
Activewear	41,047	(5,751)	101,641	2,357
International	61,900	5,162	149,080	55,907
Other	9,220	(11,929)	11,106	(15,322)
Total segment operating profit	298,336	292,006	575,413	429,017
Items not included in segment operating profit:
General corporate expenses	(54,685)	(50,140)	(114,508)	(107,566)
Restructuring and other action-related charges	(18,664)	(32,279)	(38,057)	(56,603)
Amortization of intangibles	(7,593)	(7,454)	(15,332)	(14,762)
Total operating profit	217,394	202,133	407,516	250,086
Other expenses	(1,855)	(4,653)	(4,416)	(10,754)
Interest expense, net	(42,440)	(41,075)	(86,900)	(77,102)
Income from continuing operations before income tax expense	$173,099	$156,405	$316,200	$162,230
The Company incurred pre-tax restructuring and other action-related charges that were reported in the following lines in the Condensed Consolidated Statements of Income:

	Quarters Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cost of sales	$1,900	$18,418	$4,707	$40,229
Selling, general and administrative expenses	16,764	13,861	33,350	16,374
Total	$18,664	$32,279	$38,057	$56,603

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed interim consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended January 2, 2021, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended January 2, 2021. In particular, statements with respect to trends associated with our business, our Full Potential plan, our future financial performance and the potential effects of the ongoing global novel coronavirus (“COVID-19”) pandemic included in this MD&A include forward-looking statements.
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
Our operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of our U.S.-based outlet stores, U.S. hosiery business and certain sales from our supply chain to the European Innerwear business.
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
In the fourth quarter of 2020, we began the implementation of our Full Potential plan and as part of our strategy to streamline our portfolio, we determined that our personal protective equipment (“PPE”) business was no longer a growth opportunity for our company and recorded a charge to write down our entire PPE inventory balance to its estimated net realizable value.
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
Impact of COVID-19 on Our Business
The COVID-19 pandemic impacted our business operations and financial results for the second quarter and six months ended 2021 and 2020 as described in more detail under “Condensed Consolidated Results of Operations - Second Quarter Ended July 3, 2021 Compared with Second Quarter Ended June 27, 2020” and “Condensed Consolidated Results of Operations - Six Months Ended July 3, 2021 Compared with Six Months Ended June 27, 2020” below, primarily through reduced traffic and closures of company-operated and third-party retail locations for portions of each of the periods in certain markets. Global supply chain disruptions have also resulted in higher operating costs and higher levels of inflation. The future impact of the COVID-19 pandemic remains highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted.
Outlook for 2021
We estimate our 2021 guidance as follows:
•Net sales of $6.75 billion to $6.85 billion;
•Operating profit of $795 million to $825 million;
•Full Potential plan-related charges of approximately $85 million reflected in operating profit;
•Interest expense and other expenses of approximately $182 million combined;
•An annual effective tax rate from continuing operations of approximately 13%;
•Diluted earnings per share from continuing operations from $1.50 to $1.58;
•Cash flow from operating activities of approximately $550 million; and
•Capital expenditures of approximately $100 million.
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

Condensed Consolidated Results of Operations — Second Quarter Ended July 3, 2021 Compared with Second Quarter Ended June 27, 2020

	Quarters Ended
	July 3, 2021	June 27, 2020	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,751,311	$1,543,083	$208,228	13.5%
Cost of sales	1,069,682	1,029,221	40,461	3.9
Gross profit	681,629	513,862	167,767	32.6
Selling, general and administrative expenses	464,235	311,729	152,506	48.9
Operating profit	217,394	202,133	15,261	7.5
Other expenses	1,855	4,653	(2,798)	(60.1)
Interest expense, net	42,440	41,075	1,365	3.3
Income from continuing operations before income tax expense	173,099	156,405	16,694	10.7
Income tax expense	25,236	19,837	5,399	27.2
Income from continuing operations	147,863	136,568	11,295	8.3
Income (loss) from discontinued operations, net of tax	(19,187)	24,613	(43,800)	(178.0)
Net income	$128,676	$161,181	$(32,505)	(20.2)%
Net Sales
Net sales increased 13% during the second quarter of 2021 versus the second quarter of 2020 primarily due to the following:
•Retailers continuing to replenish inventory levels as well as pent-up consumer demand as stores reopened after temporary closures due to the COVID-19 pandemic in 2020 and incremental sales partially as a result of higher U.S. government stimulus spending;
•Lower second quarter 2020 sales due to COVID-19 pandemic-related shutdowns; and
•The favorable impact from foreign exchange rates in our International business of approximately $51 million.
Partially offset by:
•The exit of the PPE business, which contributed net sales of $614 million in the second quarter of 2020.
Operating Profit
Operating profit as a percentage of net sales was 12.4%, representing a decrease from 13.1% in the prior year. Operating margins benefited from fixed cost leverage from higher sales of core apparel and the favorable impact from foreign exchange rates, which was more than offset by higher freight costs and sourcing premiums to service demand, higher investments in brand marketing and higher compensation costs. Selling, general and administrative expenses in the second quarter of 2020 benefited from temporary cost savings initiatives implemented in response to the COVID-19 pandemic. The second quarter of 2020 included operating profit related to the PPE business that was exited.
Included in operating profit in the second quarter of 2021 were charges of $19 million related to the implementation of our Full Potential plan. Included in operating profit in the second quarter of 2020 were charges of $32 million related to supply chain actions, program exits, asset write-down charges recorded as a result of the effects of the COVID-19 pandemic and other actions.
Other Highlights
Other Expenses – Other expenses decreased $3 million in the second quarter of 2021 compared to the second quarter of 2020 primarily due to lower pension expense in 2021.
Interest Expense – Interest expense was higher by $1 million in the second quarter of 2021 compared to the second quarter of 2020 due to interest expense on cross-currency swap contracts entered into on April 1, 2021 that are being used to hedge foreign currency cash flows. Our weighted average interest rate on our outstanding debt was 4.17% for the second quarter of 2021, compared to 3.71% for the second quarter of 2020. The increase in interest expense due to a higher weighted average interest rate during the quarter was offset by lower outstanding debt balances during the second quarter of 2021 compared to the second quarter of 2020.

Income Tax Expense – Our effective income tax rate was 14.6% and 12.7% for the second quarters of 2021 and 2020, respectively. The higher effective tax rate for the second quarter of 2021 was primarily due to the COVID-19 related change in jurisdictional mix of income experienced during the quarter ended June 27, 2020.
Discontinued Operations – The results of our discontinued operations include the operations of our European Innerwear business which we reached the decision to exit at the end of the first quarter of 2021 in connection with our Full Potential plan. See note “Discontinued Operations” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for a discussion of a non-cash charge to record a valuation allowance against the net assets held for sale to write down the carrying value to the estimated fair value less costs of disposal.
Operating Results by Business Segment — Second Quarter Ended July 3, 2021 Compared with Second Quarter Ended June 27, 2020

	Net Sales
	Quarters Ended
	July 3, 2021	June 27, 2020	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$780,650	$1,094,814	$(314,164)	(28.7)%
Activewear	404,189	168,379	235,810	140.0
International	478,923	251,285	227,638	90.6
Other	87,549	28,605	58,944	206.1
Total	$1,751,311	$1,543,083	$208,228	13.5%

	Operating Profit and Margin
	Quarters Ended
	July 3, 2021		June 27, 2020		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$186,169	23.8%	$304,524	27.8%	$(118,355)	(38.9)%
Activewear	41,047	10.2	(5,751)	(3.4)	46,798	NM
International	61,900	12.9	5,162	2.1	56,738	1,099.1
Other	9,220	10.5	(11,929)	(41.7)	21,149	NM
Corporate	(80,942)	NM	(89,873)	NM	8,931	(9.9)
Total	$217,394	12.4%	$202,133	13.1%	$15,261	7.5%
Innerwear
Innerwear net sales decreased 29% compared to the second quarter of 2020 primarily due to our exit of the PPE business in 2021 as a result of the implementation of our Full Potential plan. Net sales of PPE represented $614 million of the decrease in the second quarter of 2021 compared to the second quarter of 2020. This decrease was partially offset by a 48% and a 150% increase in net sales in our basics and intimate apparel businesses, respectively, primarily as a result of lower sales in the second quarter of 2020 due to COVID-19 pandemic-related shutdowns, retailers continuing to replenish inventory levels and pent-up consumer demand as stores reopened after temporary closures due to the COVID-19 pandemic in 2020 and incremental sales partially as a result of higher U.S. government stimulus spending.
Innerwear operating margin was 23.8%, a decrease from 27.8% in the same period a year ago due to fixed cost deleverage from lower sales, higher freight costs and sourcing premiums to service demand, higher investments in brand marketing and higher compensation costs. The second quarter of 2020 included operating profit related to the PPE business that was exited.
Activewear
Activewear net sales increased 140% compared to the second quarter last year driven by lower sales in the second quarter of 2020 due to COVID-19 pandemic-related shutdowns and incremental sales partially as a result of higher U.S. government stimulus spending. We experienced growth in all product categories.
Activewear operating margin was 10.2%, an increase from (3.4)% in the same period a year ago. Operating margin improvement resulted primarily from fixed cost leverage from higher sales, which more than offset higher investments in brand marketing.

International
Net sales in the International segment increased 91% as a result of lower sales in the second quarter of 2020 due to the negative impact of the COVID-19 pandemic and the favorable impact of foreign currency exchange rates of approximately $51 million in the second quarter of 2021. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased 70%. The impact of foreign exchange rates is calculated by applying prior period exchange rates to the current year financial results. Net sales in certain of our international markets continue to be negatively impacted by COVID-19 related shutdowns.
International operating margin was 12.9%, an increase from 2.1% in the same period a year ago. Operating margin improvement resulted primarily from fixed cost leverage from higher sales, sales mix and the favorable impact from foreign exchange rates.
Other
Other net sales increased as a result of increased sales at our retail outlets during the second quarter of 2021 as a result of stores reopening after temporary store closures during the second quarter of 2020 due to the COVID-19 pandemic. Operating margin increased due to the increase in sales volume.
We expect to continue certain sales from our supply chain to the European Innerwear business after the sale of the business. Those sales and the related profit are included in Other in all periods presented and have not been eliminated as intercompany transactions in consolidation.
Corporate
Corporate expenses were lower in the second quarter of 2021 compared to the second quarter of 2020 due to lower restructuring and other action-related charges. Included in restructuring and other action-related charges in the second quarter of 2021 were $19 million of charges related to the implementation of our Full Potential plan. Included in restructuring and other action-related charges in the second quarter of 2020 were $24 million of asset write-down charges recorded as a result of the effects of the COVID-19 pandemic. Supply chain actions include actions to reduce overhead costs. Program exit charges are costs associated with exiting the C9 Champion mass program and the DKNY intimate apparel license at the end of 2019. Other charges in the second quarter of 2020 include action-related costs such as workforce reductions.

	Quarters Ended
	July 3, 2021	June 27, 2020
	(dollars in thousands)
Restructuring and other action-related charges included in operating profit:
Full Potential Plan:
Professional services	$13,804	$—
Other	4,860	—
2020 actions:
Supply chain actions	—	2,637
Program exit costs	—	1,285
Other	—	4,070
COVID-19 related charges:
Bad debt	—	9,418
Inventory	—	14,869
Total restructuring and other action-related charges included in operating profit	$18,664	$32,279

Condensed Consolidated Results of Operations — Six Months Ended July 3, 2021 Compared with Six Months Ended June 27, 2020

	Six Months Ended
	July 3, 2021	June 27, 2020	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$3,259,340	$2,746,153	$513,187	18.7%
Cost of sales	1,975,030	1,814,123	160,907	8.9
Gross profit	1,284,310	932,030	352,280	37.8
Selling, general and administrative expenses	876,794	681,944	194,850	28.6
Operating profit	407,516	250,086	157,430	63.0
Other expenses	4,416	10,754	(6,338)	(58.9)
Interest expense, net	86,900	77,102	9,798	12.7
Income from continuing operations before income tax expense	316,200	162,230	153,970	94.9
Income tax expense	39,933	20,544	19,389	94.4
Income from continuing operations	276,267	141,686	134,581	95.0
Income (loss) from discontinued operations, net of tax	(410,853)	11,621	(422,474)	(3,635.4)
Net income (loss)	$(134,586)	$153,307	$(287,893)	(187.8)%
Net Sales
Net sales increased 19% during the six months of 2021 versus the six months of 2020 primarily due to the following:
•Retailers continuing to replenish inventory levels as well as pent-up consumer demand as stores reopened after temporary closures due to the COVID-19 pandemic in 2020 and incremental sales partially as a result of higher U.S. government stimulus spending;
•Lower sales in the six months of 2020 due to COVID-19 pandemic-related shutdowns; and
•The favorable impact from foreign exchange rates in our International business of approximately $94 million.
Partially offset by:
•The exit of the PPE business, which contributed net sales of $614 million in the six months of 2020.
Operating Profit
Operating profit as a percentage of net sales was 12.5%, representing an increase from 9.1% in the prior year. Increased operating profit was the result of higher sales and the favorable impact from foreign exchange rates, which more than offset higher freight costs and sourcing premiums to service demand, higher investments in brand marketing, higher distribution and selling expenses related to higher sales volume and higher compensation costs. Selling, general and administrative expenses in the six months of 2020 benefited from temporary cost savings initiatives implemented in response to the COVID-19 pandemic. The six months of 2020 included operating profit related to the PPE business that was exited.
Included in operating profit in the six months of 2021 were charges of $38 million related to the implementation of our Full Potential plan. Included in operating profit in the six months of 2021 were charges of $57 million related to supply chain actions, program exits, asset write-down charges recorded as a result of the effects of the COVID-19 pandemic and other actions.
Other Highlights
Other Expenses – Other expenses decreased $6 million in the six months of 2021 compared to the same period in 2020 due to lower pension expense and lower funding fees for sales of accounts receivable to financial institutions in 2021.
Interest Expense – Interest expense was higher by $10 million in the six months of 2021 compared to the same period in 2020, driven by a higher weighted average interest rate on our borrowings during the six months of 2021 and interest expense on cross-currency swap contracts entered into on April 1, 2021 that are being used to hedge foreign currency cash flows. Our weighted average interest rate on our outstanding debt was 4.12% for the six months of 2021, compared to 3.81% for the six months of 2020.
Income Tax Expense – Our effective income tax rate was 12.6% and 12.7% for the six months of 2021 and 2020, respectively. The effective tax rate for the six months of 2021 is consistent with the effective tax rate for the six months of 2020.

Discontinued Operations – The results of our discontinued operations include the operations of our European Innerwear business which we reached the decision to exit at the end of the first quarter of 2021 in connection with our Full Potential plan. See note “Discontinued Operations” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for a discussion of non-cash asset impairment charges and non-cash charges to record a valuation allowance against the net assets held for sale to write down the carrying value to the estimated fair value less costs of disposal.
Operating Results by Business Segment — Six Months Ended July 3, 2021 Compared with Six Months Ended June 27, 2020

	Net Sales
	Six Months Ended
	July 3, 2021	June 27, 2020	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$1,351,085	$1,517,216	$(166,131)	(10.9)%
Activewear	768,192	456,379	311,813	68.3
International	985,184	679,515	305,669	45.0
Other	154,879	93,043	61,836	66.5
Total	$3,259,340	$2,746,153	$513,187	18.7%

	Operating Profit and Margin
	Six Months Ended
	July 3, 2021		June 27, 2020		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$313,586	23.2%	$386,075	25.4%	$(72,489)	(18.8)%
Activewear	101,641	13.2	2,357	0.5	99,284	4,212.3
International	149,080	15.1	55,907	8.2	93,173	166.7
Other	11,106	7.2	(15,322)	(16.5)	26,428	NM
Corporate	(167,897)	NM	(178,931)	NM	11,034	(6.2)
Total	$407,516	12.5%	$250,086	9.1%	$157,430	63.0%
Innerwear
Innerwear net sales decreased 11% compared to the six months of 2020 primarily due to our exit of the PPE business in 2021 as a result of the implementation of our Full Potential plan. Net sales of PPE represented $614 million of the decrease in the six months of 2021 compared to the six months of 2020. This decrease was partially offset by a 44% and a 77% increase in net sales in our basics and intimate apparel businesses, respectively, primarily as a result of lower sales in the six months of 2020 due to COVID-19 pandemic-related shutdowns, retailers continuing to replenish inventory levels and pent-up consumer demand as stores reopened after temporary closures due to the COVID-19 pandemic in 2020 and incremental sales partially as a result of higher U.S. government stimulus spending.
Innerwear operating margin was 23.2%, a decrease from 25.4% in the same period a year ago due to fixed cost deleverage from lower sales, higher freight costs and sourcing premiums to service demand, higher investments in brand marketing and higher compensation costs. The six months of 2020 included operating profit related to the PPE business that was exited.
Activewear
Activewear net sales increased 68% compared to the six months of 2020 driven by lower sales in the six months of 2020 due to COVID-19 pandemic-related shutdowns and incremental sales partially as a result of higher U.S. government stimulus spending. We experienced growth in all product categories.
Activewear operating margin was 13.2%, an increase from 0.5% in the same period a year ago. Operating margin improvement resulted primarily from fixed cost leverage from higher sales.
International
Net sales in the International segment increased 45% as a result of lower sales in the six months of 2020 due to the negative impact of the COVID-19 pandemic and the favorable impact of foreign currency exchange rates of approximately $94 million in the six months of 2021. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased 31%. The impact of foreign exchange rates is calculated by applying prior period exchange rates to the current year financial results. Net sales in certain of our international markets continue to be negatively impacted by COVID-19 related shutdowns.

International operating margin was 15.1%, an increase from 8.2% in the same period a year ago. Operating margin improvement resulted primarily from fixed cost leverage from higher sales, sales mix and the favorable impact from foreign exchange rates.
Other
Other net sales increased as a result of increased sales at our retail outlets during the six months of 2021 as a result of stores reopening after temporary store closures during the six months of 2020 due to the COVID-19 pandemic. Operating margin increased due to the increase in sales volume.
We expect to continue certain sales from our supply chain to the European Innerwear business after the sale of the business. Those sales and the related profit are included in Other in all periods presented and have not been eliminated as intercompany transactions in consolidation.
Corporate
Corporate expenses in the six months of 2021 included incremental recurring COVID-19 related costs such as cleaning and health-related supplies to protect our employees and customers, as well as higher compensation expense compared to the six months of 2020. Corporate expenses were lower in the six months of 2021 compared to the same period of 2020 due to lower restructuring and other action-related charges and bad debt expense. Included in restructuring and other action-related charges in the six months of 2021 were $38 million of charges related to the implementation of our Full Potential plan including impairment charges of $7 million related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it is not being marketed for sale. Included in restructuring and other action-related charges in the six months of 2020 were $24 million of asset write-down charges recorded as a result of the effects of the COVID-19 pandemic. Supply chain actions include actions to reduce overhead costs. Program exit charges are costs associated with exiting the C9 Champion mass program and the DKNY intimate apparel license at the end of 2019. Other charges in the six months of 2020 include action-related costs such as workforce reductions.

	Six Months Ended
	July 3, 2021	June 27, 2020
	(dollars in thousands)
Restructuring and other action-related charges included in operating profit:
Full Potential Plan:
Professional services	$25,510	$—
Impairment of intangible assets	7,302	—
Other	5,245	—
2020 actions:
Supply chain actions	—	16,702
Program exit costs	—	9,498
Other	—	6,116
COVID-19 related charges:
Bad debt	—	9,418
Inventory	—	14,869
Total restructuring and other action-related charges included in operating profit	$38,057	$56,603
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
In April 2020, given the rapidly changing business environment and level of uncertainty created by the COVID-19 pandemic and the associated impact on future earnings, we amended our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. The amendment changed certain provisions and covenants under the Senior Secured Credit Facility through the fiscal quarter ended July 3, 2021, after which our covenants were to revert to their original, pre-amendment levels. We voluntarily terminated the covenant relief amendment when we submitted our April 3, 2021 compliance certificate in order to reduce interest expense and increase flexibility for restricted payments, investments, indebtedness, and permitted acquisitions. After termination, the covenants reverted to their original, pre-amendment levels for the fiscal quarter ended July 3, 2021.

We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions caused by the COVID-19 pandemic do not continue to improve or otherwise worsen, including as a result of any new virus or vaccine distribution or efficacy, and our earnings and operating cash flows do not continue to recover as currently estimated by management, this could impact our ability to maintain compliance with our financial covenants and require us to seek additional amendments to our Senior Secured Credit Facility. If we are not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
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
We had the following borrowing capacity and available liquidity under our credit facilities as of July 3, 2021:

	As of July 3, 2021
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility	$1,000,000	$995,824
Australian Revolving Loan Facility	44,994	44,994
Accounts Receivable Securitization Facility(1)	88,833	88,833
Other international credit facilities	90,315	33,610
Total liquidity from credit facilities	$1,224,142	$1,163,261
Cash and cash equivalents		667,298
Total liquidity		$1,830,559

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
•We have principal and interest obligations under our debt and ongoing financial covenants under those debt facilities. In March 2021, we repaid the outstanding balance of Term Loan B which consisted of a required excess cash flow prepayment of $239 million and a voluntary prepayment of $61 million.
•We have invested in efforts to accelerate worldwide omnichannel and global growth initiatives, as well as marketing and brand building.
•As part of our Full Potential plan, we have launched a multi-year cost savings program intended to self-fund the investments necessary to achieve the Full Potential plan’s objectives.
•We expect capital investments of approximately $185 million per year through 2024 as part of our Full Potential plan.
•In the future, we may pursue strategic business acquisitions.
•We made a contribution of $40 million to our U.S. pension plan in the six months ended July 3, 2021. We may also elect to make additional voluntary contributions.
•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. Consistent with our investment strategy as it pertains to our historical foreign earnings as of January 2, 2021, we intend to remit foreign earnings totaling $668 million.

•We are obligated to make installment payments over an eight-year period related to our transition tax liability resulting from the implementation of the Tax Cuts and Jobs Act, which began in 2018, in addition to any estimated income taxes due based on current year taxable income. In the six months ended July 3, 2021, we made an installment payment of $10 million on our transition tax liability. We currently have a remaining balance due of approximately $42 million to be paid in installment payments through 2025.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the six months ended July 3, 2021 and June 27, 2020 was derived from our condensed consolidated interim financial statements.

	Six Months Ended
	July 3, 2021	June 27, 2020
	(dollars in thousands)
Operating activities	$212,256	$(17,793)
Investing activities	(15,939)	(40,623)
Financing activities	(413,921)	415,318
Effect of changes in foreign exchange rates on cash	(16,780)	(2,669)
Change in cash, cash equivalents and restricted cash	(234,384)	354,233
Cash, cash equivalents and restricted cash at beginning of year	910,603	329,923
Cash, cash equivalents and restricted cash at end of period	676,219	684,156
Less restricted cash at end of period	—	1,042
Cash and cash equivalents at end of period	$676,219	$683,114

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$667,298	$556,099
Cash and cash equivalents included in current assets of discontinued operations	8,921	127,015
Cash and cash equivalents at end of period	$676,219	$683,114
Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net income and changes in our working capital. As compared to the prior year, higher net cash provided by operating activities was due to changes in working capital primarily accounts receivable and payables, partially offset by inventory. Higher profitability also drove improved year over year cash flow. Net cash from operating activities includes a $40 million and a $25 million contribution to our U.S. pension plan made in the first quarter of 2021 and 2020, respectively.
Investing Activities
Investing activities in the six months of 2021 and 2020 primarily include capital investments into our business. The decrease in cash used by investing activities in the six months of 2021 compared to 2020 was primarily the result of a decrease in capital investments into our business as we manage our spending on our focused strategic goals.
Financing Activities
Net cash from financing activities decreased primarily as a result of lower borrowings as compared to the same period of 2020. We increased our borrowings in the six months of 2020 primarily to strengthen our cash position and to provide us with additional financial flexibility to manage our business during the COVID-19 pandemic. Additionally, in the six months of 2021, we repaid the outstanding balance of Term Loan B which consisted of a required excess cash flow prepayment of $239 million and a voluntary prepayment of $61 million. We repurchased shares at a total cost of $200 million in the six months of 2020.
Financing Arrangements
In March 2021, we amended the Accounts Receivable Securitization Facility. This amendment primarily decreased the fluctuating facility limit to $175 million (previously $225 million) and extended the maturity date to June 2022. Additionally, the amendment changed certain ratios and borrowing base calculations, raised pricing and added certain receivables to the pledged collateral pool for the facility. In July 2021, the Australian Revolving Loan Facility, originally entered into in July 2016, was amended to extend the maturity date to July 2022 and to reduce the bilateral cash advance limit from A$50 million to A$46 million with an offsetting increase in the bank overdraft limit from A$10 million to A$14 million.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of July 3, 2021, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. We continue to monitor our covenant compliance carefully. Under the terms of our Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio covenant is the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense and the leverage ratio covenant is the ratio of our net debt to EBITDA for the preceding four fiscal quarters. EBITDA is defined as earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility. We expect to maintain compliance with our covenants for at least one year from the date of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2021 or other SEC filings could cause noncompliance.
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2021.
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

10.1	Letter Agreement with Michael P. Dastugue dated April 8, 2021.*

31.1	Certification of Stephen B. Bratspies, Chief Executive Officer.

31.2	Certification of Michael P. Dastugue, Chief Financial Officer.

32.1	Section 1350 Certification of Stephen B. Bratspies, Chief Executive Officer.

32.2	Section 1350 Certification of Michael P. Dastugue, Chief Financial Officer.

101.INS XBRL	Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)
*    Management contract or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANESBRANDS INC.

By:	/s/ Michael P. Dastugue
Michael P. Dastugue Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: August 6, 2021