Form 10-Q
period 2021-10-02
Hanesbrands Inc.
filed 2021-11-05
CIK 1359841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2021, there were 349,204,513 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. In particular, statements with respect to trends associated with our business, our Full Potential plan, our future financial performance and the potential effects of the ongoing global coronavirus (“COVID-19”) pandemic included in this Quarterly Report on Form 10-Q specifically appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements.
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

HANESBRANDS INC.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$1,789,551	$1,691,863	$5,048,891	$4,438,016
Cost of sales	1,089,890	1,120,392	3,064,920	2,934,515
Gross profit	699,661	571,471	1,983,971	1,503,501
Selling, general and administrative expenses	465,015	382,384	1,341,809	1,064,328
Operating profit	234,646	189,087	642,162	439,173
Other expenses	1,811	4,898	6,227	15,652
Interest expense, net	40,860	43,500	127,760	120,602
Income from continuing operations before income tax expense	191,975	140,689	508,175	302,919
Income tax expense	15,228	22,464	55,161	43,008
Income from continuing operations	176,747	118,225	453,014	259,911
Loss from discontinued operations, net of tax	(24,970)	(14,947)	(435,823)	(3,326)
Net income	$151,777	$103,278	$17,191	$256,585

Earnings (loss) per share - basic:
Continuing operations	$0.50	$0.34	$1.29	$0.74
Discontinued operations	(0.07)	(0.04)	(1.24)	(0.01)
Net income	$0.43	$0.29	$0.05	$0.73

Earnings (loss) per share - diluted:
Continuing operations	$0.50	$0.34	$1.29	$0.73
Discontinued operations	(0.07)	(0.04)	(1.24)	(0.01)
Net income	$0.43	$0.29	$0.05	$0.72

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Quarters Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$151,777	$103,278	$17,191	$256,585
Other comprehensive income (loss):
Translation adjustments	(42,330)	23,678	(78,762)	1,557
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $(2,637), $3,035, $(8,953) and $(214), respectively	7,124	(11,250)	18,520	(9,644)
Unrecognized income from pension and postretirement plans, net of tax of $(1,647), $(1,396), $(5,262) and $(4,462), respectively	4,806	3,798	15,873	10,952
Total other comprehensive income (loss)	(30,400)	16,226	(44,369)	2,865
Comprehensive income (loss)	$121,377	$119,504	$(27,178)	$259,450

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	October 2, 2021	January 2, 2021	September 26, 2020
Assets
Cash and cash equivalents	$873,628	$900,615	$716,921
Trade accounts receivable, net	928,039	768,221	921,434
Inventories	1,629,506	1,367,758	1,996,851
Other current assets	172,617	158,700	191,541
Current assets of discontinued operations	304,124	234,086	279,331
Total current assets	3,907,914	3,429,380	4,106,078
Property, net	440,804	477,821	484,939
Right-of-use assets	372,212	432,631	422,543
Trademarks and other identifiable intangibles, net	1,227,457	1,293,847	1,230,757
Goodwill	1,136,173	1,158,938	1,154,449
Deferred tax assets	327,196	367,976	193,015
Other noncurrent assets	51,049	64,773	93,849
Noncurrent assets of discontinued operations	—	494,501	482,911
Total assets	$7,462,805	$7,719,867	$8,168,541

Liabilities and Stockholders’ Equity
Accounts payable	$1,239,960	$891,868	$1,088,556
Accrued liabilities	718,545	609,864	590,778
Lease liabilities	122,545	136,510	143,753
Notes payable	—	—	11
Current portion of long-term debt	37,500	263,936	—
Current liabilities of discontinued operations	299,498	222,183	208,506
Total current liabilities	2,418,048	2,124,361	2,031,604
Long-term debt	3,626,547	3,739,434	3,972,212
Lease liabilities - noncurrent	276,595	331,577	317,834
Pension and postretirement benefits	321,323	381,457	324,683
Other noncurrent liabilities	183,723	216,091	256,238
Noncurrent liabilities of discontinued operations	—	112,989	116,437
Total liabilities	6,826,236	6,905,909	7,019,008

Stockholders’ equity:
Preferred stock (50,000,000 authorized shares; $.01 par value)
Issued and outstanding — None	—	—	—
Common stock (2,000,000,000 authorized shares; $.01 par value)
Issued and outstanding — 349,204,407, 348,802,220 and 348,288,056, respectively	3,492	3,488	3,483
Additional paid-in capital	316,112	307,883	306,157
Retained earnings	928,293	1,069,546	1,454,676
Accumulated other comprehensive loss	(611,328)	(566,959)	(614,783)
Total stockholders’ equity	636,569	813,958	1,149,533
Total liabilities and stockholders’ equity	$7,462,805	$7,719,867	$8,168,541

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at July 3, 2021	349,115	$3,491	$310,148	$829,479	$(580,928)	$562,190
Net income	—	—	—	151,777	—	151,777
Dividends ($0.15 per common share)	—	—	—	(52,963)	—	(52,963)
Other comprehensive loss	—	—	—	—	(30,400)	(30,400)
Stock-based compensation	—	—	6,079	—	—	6,079
Net exercise of stock options, vesting of restricted stock units and other	89	1	(115)	—	—	(114)
Balances at October 2, 2021	349,204	$3,492	$316,112	$928,293	$(611,328)	$636,569

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at January 2, 2021	348,802	$3,488	$307,883	$1,069,546	$(566,959)	$813,958
Net income	—	—	—	17,191	—	17,191
Dividends ($0.45 per common share)	—	—	—	(158,444)	—	(158,444)
Other comprehensive loss	—	—	—	—	(44,369)	(44,369)
Stock-based compensation	—	—	9,887	—	—	9,887
Net exercise of stock options, vesting of restricted stock units and other	402	4	(1,658)	—	—	(1,654)
Balances at October 2, 2021	349,204	$3,492	$316,112	$928,293	$(611,328)	$636,569

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

See accompanying notes to Condensed Consolidated Financial Statements.

HANESBRANDS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	October 2, 2021(1)	September 26, 2020(1)
Operating activities:
Net income	$17,191	$256,585
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	63,183	67,676
Amortization of acquisition intangibles	15,696	18,503
Other amortization	8,610	8,091
Impairment of intangible assets and goodwill	163,047	20,319
Loss on classification of assets held for sale	266,742	—
Amortization of debt issuance costs	10,250	8,303
Other	(1,888)	25,658
Changes in assets and liabilities:
Accounts receivable	(201,925)	(175,879)
Inventories	(292,465)	(259,367)
Other assets	7,042	(43,359)
Accounts payable	391,034	189,566
Accrued pension and postretirement benefits	(40,468)	(18,965)
Accrued liabilities and other	121,327	134,091
Net cash from operating activities	527,376	231,222
Investing activities:
Capital expenditures	(55,320)	(49,033)
Proceeds from sales of assets	2,479	331
Other	8,437	7,618
Net cash from investing activities	(44,404)	(41,084)
Financing activities:
Repayments on Term Loan Facilities	(315,625)	—
Borrowings on Accounts Receivable Securitization Facility	—	227,061
Repayments on Accounts Receivable Securitization Facility	—	(227,061)
Borrowings on Revolving Loan Facilities	—	1,638,000
Repayments on Revolving Loan Facilities	—	(1,756,189)
Borrowings on Senior Notes	—	700,000
Borrowings on International Debt	—	31,222
Repayments on International Debt	—	(36,383)
Borrowings on notes payable	109,397	166,558
Repayments on notes payable	(109,597)	(166,108)
Share repurchases	—	(200,269)
Cash dividends paid	(157,099)	(158,132)
Other	(3,000)	(15,258)
Net cash from financing activities	(475,924)	203,441
Effect of changes in foreign exchange rates on cash	(27,207)	9,052
Change in cash, cash equivalents and restricted cash	(20,159)	402,631
Cash, cash equivalents and restricted cash at beginning of year	910,603	329,923
Cash, cash equivalents and restricted cash at end of period	890,444	732,554
Less restricted cash at end of period	—	1,073
Cash and cash equivalents at end of period	$890,444	$731,481

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$873,628	$716,921
Cash and cash equivalents included in current assets of discontinued operations	16,816	14,560
Cash and cash equivalents at end of period	$890,444	$731,481

(1)The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
Capital expenditures included in accounts payable at October 2, 2021 and January 2, 2021 were $4,569 and $17,931, respectively. For the nine months ended October 2, 2021 and September 26, 2020, right-of-use assets obtained in exchange for lease obligations were $46,039 and $39,532, respectively.
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
(3)    Discontinued Operations
In the first quarter of 2021, the Company announced that as part of its strategic plan, it was exploring alternatives for its European Innerwear business and subsequently reached the decision to exit this business. The Company determined that its European Innerwear business met held-for-sale and discontinued operations accounting criteria at the end of the first quarter of 2021. Accordingly, the Company began to separately report the results of its European Innerwear business as discontinued operations in its Condensed Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Condensed Consolidated Balance Sheets. These changes have been applied to all periods presented. On November 4, 2021, the Company announced that it has reached an agreement to sell its European Innerwear business to an affiliate of Regent, L.P., pending the completion of consultation with the European and French works councils representing employees of the European Innerwear business and customary closing conditions. Under the agreement, the purchaser will receive all the assets and operating liabilities of the European Innerwear business. The transaction is expected to close in the first quarter of 2022.
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
Upon meeting the criteria for held for sale classification which qualified as a triggering event, the Company performed a full impairment analysis of the disposal group's indefinite-lived intangible assets and goodwill. As a result of the strategic decision to exit the European Innerwear business, forecasts were revised to include updated market conditions and the removal of strategic operating decisions that would no longer occur under the Company's ownership. The revised forecasts indicated impairment charges of certain indefinite-lived trademarks and license agreements as well as the full goodwill balance attributable to the European Innerwear business. As a result of this impairment analysis, a non-cash charge of $155,745 was recorded as "Impairment of intangible assets and goodwill" in the summarized discontinued operations financial information for the nine months ended October 2, 2021. In addition, the Company recorded non-cash charges of $30,562 and $266,742 as "Loss on classification of assets held for sale" in the summarized discontinued operations financial information for the quarter and nine months ended October 2, 2021, respectively, to record a valuation allowance against the net assets held for sale to write down the carrying value of the disposal group to the estimated fair value less costs of disposal. The non-cash charge recorded in the quarter ended October 2, 2021 primarily resulted from changes in working capital balances and foreign exchange rates. The Company will continue to assess the valuation allowance in each interim period until the European Innerwear business is sold. Additionally, the Company recorded an impairment charge of $7,302 in continuing operations on an indefinite-lived trademark for the nine months ended October 2, 2021 which is reflected in the “Selling, general and administrative expenses” line in the Condensed Consolidated Statement of Income. This charge relates to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it is not being marketed for sale. The Company intends to exit this brand subsequent to the sale of the European Innerwear business.
During the second quarter of 2020, the Company completed a quantitative impairment analysis for certain indefinite-lived intangible assets as a result of the significant impact of the COVID-19 pandemic on their performance. Based on this analysis, the Company recorded impairment charges of $20,319 on certain indefinite-lived trademarks and other intangible assets within the European Innerwear business which are reflected in the “Impairment of intangible assets and goodwill” line in the summarized discontinued operations financial information for the nine months ended September 26, 2020.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The Company expects to continue certain sales from its supply chain to the European Innerwear business on a transitional basis after the sale of the business. Those sales and the related profit are included in continuing operations in the Condensed Consolidated Statements of Income and in “Other” in note “Business Segment Information” in all periods presented and have not been eliminated as intercompany transactions in consolidation. The related receivables from the European Innerwear business have been reclassified to “Trade accounts receivable, net” in the Condensed Consolidated Balance Sheets for all periods presented.
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the European Innerwear business that will be eliminated from continuing operations. The key components from discontinued operations related to the European Innerwear business are as follows:

	Quarters Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$147,529	$125,913	$400,880	$459,175
Cost of sales	75,171	80,671	213,831	239,219
Gross profit	72,358	45,242	187,049	219,956
Selling, general and administrative expenses	64,941	59,758	209,467	188,573
Impairment of intangible assets and goodwill	—	—	155,745	20,319
Loss on classification of assets held for sale	30,562	—	266,742	—
Operating income (loss)	(23,145)	(14,516)	(444,905)	11,064
Other expenses	271	411	885	1,197
Interest expense, net	110	368	269	1,774
Income (loss) from discontinued operations before income tax expense	(23,526)	(15,295)	(446,059)	8,093
Income tax expense (benefit)	1,444	(348)	(10,236)	11,419
Net loss from discontinued operations, net of tax	$(24,970)	$(14,947)	$(435,823)	$(3,326)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
Assets and liabilities of discontinued operations classified as held for sale in the Condensed Consolidated Balance Sheets as of October 2, 2021, January 2, 2021 and September 26, 2020 consist of the following:

	October 2, 2021	January 2, 2021(1)	September 26, 2020(1)
Cash and cash equivalents	$16,816	$8,822	$14,560
Trade accounts receivable, net	88,684	84,632	71,994
Inventories	127,209	123,337	173,701
Other current assets	16,066	17,295	19,076
Property, net	61,898	67,950	68,809
Right-of-use assets	33,680	34,637	38,574
Trademarks and other identifiable intangibles, net	208,108	284,170	270,404
Goodwill	—	96,692	91,664
Deferred tax assets	7,990	5,438	7,862
Other noncurrent assets	4,360	5,614	5,598
Allowance to adjust assets to estimated fair value, less costs of disposal	(260,687)	—	—
Total assets of discontinued operations	$304,124	$728,587	$762,242

Accounts payable	$69,122	$77,636	$64,492
Accrued liabilities	118,076	133,431	125,812
Lease liabilities	8,544	10,332	12,956
Notes payable	595	784	5,246
Lease liabilities - noncurrent	26,536	28,775	29,770
Pension and postretirement benefits	42,076	46,569	46,647
Other noncurrent liabilities	34,549	37,645	40,020
Total liabilities of discontinued operations	$299,498	$335,172	$324,943

(1)Amounts at January 2, 2021 and September 26, 2020 have been classified as current and long-term in the Condensed Consolidated Balance Sheets.
The cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information related to discontinued operations:

	Quarters Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Depreciation	$—	$2,803	$2,608	$8,150
Amortization	$—	$1,333	$1,460	$3,877
Capital expenditures	$2,085	$724	$6,155	$6,124
Impairment of intangible assets and goodwill	$—	$—	$155,745	$20,319
Loss on classification of assets held for sale	$30,562	$—	$266,742	$—
Other investing activities	$1,501	$1,795	$4,875	$3,626
Capital expenditures included in accounts payable at end of period	$70	$35	$70	$35
Right-of-use assets obtained in exchange for lease obligations	$1,454	$197	$4,591	$398

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
The following table presents the Company’s revenues disaggregated by the customer’s method of purchase:

	Quarters Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Third-party brick-and-mortar wholesale	$1,312,440	$1,192,959	$3,570,710	$3,243,572
Consumer-directed	477,111	498,904	1,478,181	1,194,444
Total net sales	$1,789,551	$1,691,863	$5,048,891	$4,438,016
Revenue Sources
Third-Party Brick-and-Mortar Wholesale Revenue
Third-party brick-and-mortar wholesale revenue is primarily generated by sales of the Company’s products to retailers to support their brick-and-mortar operations. Also included within third-party brick-and-mortar wholesale revenue is royalty revenue from licensing agreements. The Company earns royalties through license agreements with manufacturers of other consumer products that incorporate certain of the Company’s brands. The Company accrues revenue earned under these contracts based upon reported sales from the licensees. Additionally, in the quarter and nine months ended September 26, 2020, third-party brick-and-mortar wholesale revenue included $4,053 and $518,309, respectively, of revenue from contracts with governments generated from the sale of both cloth face coverings and gowns for use during the COVID-19 pandemic.
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
The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Quarters Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Basic weighted average shares outstanding	351,071	350,703	351,020	353,419
Effect of potentially dilutive securities:
Stock options	20	90	17	151
Restricted stock units	1,157	809	956	380
Employee stock purchase plan and other	3	2	3	6
Diluted weighted average shares outstanding	352,251	351,604	351,996	353,956

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The following securities were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive:

	Quarters Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Stock options	83	151	167	50
Restricted stock units	48	—	40	499
On October 26, 2021, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on outstanding shares of common stock to be paid on November 30, 2021 to stockholders of record at the close of business on November 9, 2021.
On February 6, 2020, the Company’s Board of Directors approved a new share repurchase program for up to 40,000 shares to be repurchased in open market transactions, subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish one or more trading plans under Rule 10b5-1 of the Exchange Act in connection with share repurchases, which will allow the Company to repurchase shares in the open market during periods in which the stock trading window is otherwise closed for the Company and certain of the Company’s officers and employees pursuant to the Company’s insider trading policy. Unless terminated earlier by the Company’s Board of Directors, the new program will expire when the Company has repurchased all shares authorized for repurchase under the new program. The new program replaced the Company’s previous share repurchase program for up to 40,000 shares that was originally approved in 2016. For the quarters ended October 2, 2021 and September 26, 2020 and the nine months ended October 2, 2021, the Company did not enter into any transactions to repurchase shares under the new program. For the nine months ended September 26, 2020, the Company entered into transactions to repurchase 14,464 shares at a weighted average repurchase price of $13.83 per share under the new program. The shares were repurchased at a total cost of $200,269. At October 2, 2021, the remaining repurchase authorization under the current share repurchase program totaled 25,536 shares. The primary objective of the share repurchase program is to utilize excess cash to generate shareholder value. Share repurchases were previously prohibited under the Senior Secured Credit Facility as a result of the amendment signed in April 2020. The Company terminated such amendment when it submitted its April 3, 2021 compliance certificate which removed the prohibition from that point forward. See Note “Debt” for additional information on the Company’s debt facilities.
(6)    Inventories
Inventories consisted of the following:

	October 2, 2021	January 2, 2021	September 26, 2020
Raw materials	$71,893	$67,111	$74,791
Work in process	103,927	108,844	115,189
Finished goods	1,453,686	1,191,803	1,806,871
	$1,629,506	$1,367,758	$1,996,851

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(7)    Debt
Debt consisted of the following:

	Interest Rate as of October 2, 2021	Principal Amount		Maturity Date
		October 2, 2021	January 2, 2021
Senior Secured Credit Facility:
Revolving Loan Facility	—	$—	$—	December 2022
Term Loan A	1.33%	609,375	625,000	December 2022
Term Loan B	—	—	300,000	December 2024
Australian Revolving Loan Facility	—	—	—	July 2022
5.375% Senior Notes	5.38%	700,000	700,000	May 2025
4.875% Senior Notes	4.88%	900,000	900,000	May 2026
4.625% Senior Notes	4.63%	900,000	900,000	May 2024
3.5% Senior Notes	3.50%	579,643	610,724	June 2024
Accounts Receivable Securitization Facility	—	—	—	June 2022
Total debt		3,689,018	4,035,724
Less long-term debt issuance costs		24,971	32,354
Less current maturities		37,500	263,936
Total long-term debt		$3,626,547	$3,739,434
As of October 2, 2021, the Company had $995,824 of borrowing availability under the $1,000,000 Revolving Loan Facility after taking into account $4,176 of standby and trade letters of credit issued and outstanding under this facility. In March 2021, the Company repaid the outstanding balance of Term Loan B which consisted of a required excess cash flow prepayment of $238,936 and a voluntary prepayment of $61,064.
The Company’s accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) entered into in November 2007 was amended in March 2021. The latest amendment decreased the fluctuating facility limit to $175,000 (previously $225,000) and extended the maturity date to June 2022. Additionally, the amendment changed certain ratios and borrowing base calculations, raised pricing and added certain receivables to the pledged collateral pool for the facility. Borrowings under the Accounts Receivable Securitization Facility are permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans and also subject to a fluctuating facility limit, not to exceed $175,000. The Company’s maximum borrowing capacity under the Accounts Receivable Securitization Facility was $175,000 as of October 2, 2021. The Company had $166,214 of borrowing availability under the Accounts Receivable Securitization Facility at October 2, 2021.
The Company had $43,051 of borrowing availability under the Australian Revolving Loan Facility and $13,856 of borrowing availability under other international credit facilities after taking into account outstanding borrowings and letters of credit outstanding under the applicable facilities at October 2, 2021. The Australian Revolving Loan Facility, originally entered into in July 2016, was amended in July 2021 to extend the maturity date to July 2022 and to reduce the bilateral cash advance limit from A$50,000 to A$46,000 with an offsetting increase in the bank overdraft limit from A$10,000 to A$14,000.
In April 2020, given the rapidly changing business environment and level of uncertainty being created by the COVID-19 pandemic and the associated impact on future earnings, the Company amended its Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. The amendment changed certain provisions and covenants under the Senior Secured Credit Facility through the fiscal quarter ended July 3, 2021, after which the covenants were to revert to their original, pre-amendment levels. The Company voluntarily terminated the covenant relief amendment when it submitted its April 3, 2021 compliance certificate. After termination, the covenants reverted to their original, pre-amendment levels for the fiscal quarter ended July 3, 2021.
As of October 2, 2021, the Company was in compliance with all financial covenants under its credit facilities and other outstanding indebtedness. Under the terms of its Senior Secured Credit Facility, among other financial and non-financial covenants, the Company is required to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio covenant is the ratio of the Company’s EBITDA for the preceding four fiscal quarters to its consolidated total interest expense and the maximum leverage ratio covenant is the ratio of the Company’s net debt to EBITDA for the preceding

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
four fiscal quarters. EBITDA is defined as earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility.
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
The Company intends to refinance its Senior Secured Credit Facility in the fourth quarter of 2021, subject to market conditions. In conjunction with the refinancing, the Company intends to redeem its 5.375% Senior Notes using proceeds from the transaction and cash on hand. Redemption of the 5.375% Senior Notes will require payment of a make-whole premium, which along with transaction fees is estimated to result in a one-time charge of approximately $45,000 in the fourth quarter of 2021.
(8)    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCI”) are as follows:

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at July 3, 2021	$(89,252)	$(8,826)	$(654,048)	$171,198	$(580,928)
Amounts reclassified from accumulated other comprehensive loss	—	14,905	6,179	(3,980)	17,104
Current-period other comprehensive income (loss) activity	(42,330)	(5,144)	274	(304)	(47,504)
Total other comprehensive income (loss)	(42,330)	9,761	6,453	(4,284)	(30,400)

Balance at October 2, 2021	$(131,582)	$935	$(647,595)	$166,914	$(611,328)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at January 2, 2021	$(52,820)	$(26,538)	$(668,730)	$181,129	$(566,959)
Amounts reclassified from accumulated other comprehensive loss	—	24,818	19,286	(9,977)	34,127
Current-period other comprehensive income (loss) activity	(78,762)	2,655	1,849	(4,238)	(78,496)
Total other comprehensive income (loss)	(78,762)	27,473	21,135	(14,215)	(44,369)

Balance at October 2, 2021	$(131,582)	$935	$(647,595)	$166,914	$(611,328)

(1)Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note, “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at June 27, 2020	$(179,259)	$9,641	$(619,140)	$157,749	$(631,009)
Amounts reclassified from accumulated other comprehensive loss	—	(7,278)	5,428	657	(1,193)
Current-period other comprehensive income (loss) activity	23,678	(7,007)	(234)	982	17,419
Total other comprehensive income (loss)	23,678	(14,285)	5,194	1,639	16,226

Balance at September 26, 2020	$(155,581)	$(4,644)	$(613,946)	$159,388	$(614,783)

	Cumulative Translation Adjustment(1)	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance at December 28, 2019	$(157,138)	$4,786	$(629,360)	$164,064	$(617,648)
Amounts reclassified from accumulated other comprehensive loss	—	(15,452)	15,717	241	506
Current-period other comprehensive income (loss) activity	1,557	6,022	(303)	(4,917)	2,359
Total other comprehensive income (loss)	1,557	(9,430)	15,414	(4,676)	2,865

Balance at September 26, 2020	$(155,581)	$(4,644)	$(613,946)	$159,388	$(614,783)

(1)Cumulative Translation Adjustment includes translation adjustments and net investment hedges. See Note, “Financial Instruments and Risk Management” for additional disclosures about net investment hedges.
The Company had the following reclassifications out of AOCI:

Component of AOCI	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Quarters Ended		Nine Months Ended
		October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Gain (loss) on forward foreign exchange contracts designated as cash flow hedges	Cost of sales	$(4,506)	$5,949	$(14,161)	$10,576
	Income tax	1,203	(1,757)	3,855	(3,002)
	Loss from discontinued operations, net of tax	(876)	1,004	(2,398)	3,722
	Net of tax	(4,179)	5,196	(12,704)	11,296

Gain (loss) on cross-currency swap contracts designated as cash flow hedges	Selling, general and administrative expenses	(8,134)	—	(5,523)	—
	Interest expense, net	(1,187)	—	(2,205)	—
	Income tax	996	—	773	—
	Net of tax	(8,325)	—	(6,955)	—

Amortization of deferred actuarial loss and prior service cost	Other expenses	(6,026)	(5,430)	(19,814)	(13,658)
	Income tax	1,580	1,425	4,922	3,919
	Loss from discontinued operations, net of tax	(154)	2	424	(2,063)
	Net of tax	(4,600)	(4,003)	(14,468)	(11,802)

Total reclassifications		$(17,104)	$1,193	$(34,127)	$(506)

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
(9)    Financial Instruments and Risk Management
The Company uses forward foreign exchange contracts and cross-currency swap contracts to manage its exposures to movements in foreign exchange rates primarily related to the Australian dollar, Euro, Canadian dollar and Mexican peso. The Company also uses a combination of cross-currency swap contracts and long-term debt to manage its exposure to foreign currency risk associated with the Company’s net investment in certain European subsidiaries.

	Hedge Type	October 2, 2021	January 2, 2021
U.S. dollar equivalent notional amount of derivative instruments:
Forward foreign exchange contracts	Cash Flow and Mark to Market	$362,743	$617,912
Cross-currency swap contracts	Cash Flow	$352,920	$—
Cross-currency swap contracts	Net Investment	$335,940	$335,940
Fair Values of Derivative Instruments
The fair values of derivative financial instruments related to forward foreign exchange contracts and cross-currency swap contracts recognized in the Condensed Consolidated Balance Sheets of the Company were as follows:

	Balance Sheet Location	Fair Value
		October 2, 2021	January 2, 2021
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	$4,588	$1
Cross-currency swap contracts	Other current assets	2,839	918
Forward foreign exchange contracts	Current assets of discontinued operations	—	40
Forward foreign exchange contracts	Other noncurrent assets	232	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	3,846	2,459
Forward foreign exchange contracts	Current assets of discontinued operations	185	198
Total derivative assets		11,690	3,616

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(55)	(12,898)
Cross-currency swap contracts	Accrued liabilities	(1,410)	—
Forward foreign exchange contracts	Current liabilities of discontinued operations	(4)	(4,747)
Forward foreign exchange contracts	Other noncurrent liabilities	(1)	(2,190)
Cross-currency swap contracts	Other noncurrent liabilities	(8,741)	(16,526)
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Accrued liabilities	(820)	(16,488)
Forward foreign exchange contracts	Current liabilities of discontinued operations	(73)	(2,195)
Total derivative liabilities		(11,104)	(55,044)

Net derivative asset (liability)		$586	$(51,428)

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
On April 1, 2021, in connection with a reduction in the amount of the 3.5% Senior Notes designated in the European net investment hedge discussed below, the Company entered into three pay-fixed rate, receive-fixed rate cross-currency swap contracts with a total notional amount of €300,000. The Company designated these cross-currency swap contracts to hedge the undesignated portion of the foreign currency cash flow exposure related to the Company’s 3.5% Senior Notes, which had a carrying amount of €500,000 as of October 2, 2021. These cross-currency swap contracts, which mature on June 15, 2024, swap Euro-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting €300,000 of the Company’s €500,000 fixed-rate 3.5% Senior Notes to a fixed-rate 4.7945% USD-denominated obligation.
The Company expects to reclassify into earnings during the next 12 months a net loss from AOCI of approximately $2,474. The Company is hedging exposure to the variability in future foreign currency-denominated cash flows for forecasted transactions over the next 17 months and for long-term debt over the next 33 months.
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and AOCI is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
	Quarters Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Forward foreign exchange contracts	$4,827	$(7,007)	$11,921	$6,022
Cross-currency swap contracts	(9,971)	—	(9,266)	—
Total	$(5,144)	$(7,007)	$2,655	$6,022

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Quarters Ended		Nine Months Ended
		October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Forward foreign exchange contracts(1)	Cost of sales	$(4,506)	$5,949	$(14,161)	$10,576
Forward foreign exchange contracts(1)	Loss from discontinued operations, net of tax	(1,078)	1,329	(2,929)	4,876
Cross-currency swap contracts(1)	Selling, general and administrative expenses	(8,134)	—	(5,523)	—
Cross-currency swap contracts(1)	Interest expense, net	(1,187)	—	(2,205)	—
Total		$(14,905)	$7,278	$(24,818)	$15,452

(1)The Company does not exclude amounts from effectiveness testing for cash flow hedges that would require recognition into earnings based on changes in fair value.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Total cost of sales in which the effects of cash flow hedges are recorded	$1,089,890	$1,120,392	$3,064,920	$2,934,515
Total selling, general and administrative expenses in which the effects of cash flow hedges are recorded	$465,015	$382,384	$1,341,809	$1,064,328
Total interest expense, net in which the effects of cash flow hedges are recorded	$40,860	$43,500	$127,760	$120,602
Total loss from discontinued operations, net of tax in which the effects of cash flow hedges are recorded	$(24,970)	$(14,947)	$(435,823)	$(3,326)
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
In July 2019, the Company also designated the full amount of its 3.5% Senior Notes with a carrying value of €500,000, which is a nonderivative financial instrument, as a hedge of a portion of the beginning balance of the Company’s European net investment. As of April 1, 2021, the Company reduced the amount of its 3.5% Senior Notes designated in the European net investment hedge from €500,000 to €200,000. As of October 2, 2021 and January 2, 2021, the U.S. dollar equivalent carrying value of Euro-denominated long-term debt designated as a partial European net investment hedge was $231,857 and $610,724, respectively.
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

	Amount of Gain (Loss) Recognized in AOCI
	Quarters Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Euro-denominated long-term debt	$3,966	$(13,815)	$21,722	$(15,353)
Cross-currency swap contracts	5,650	(10,611)	10,957	117
Total	$9,616	$(24,426)	$32,679	$(15,236)

	Location of Gain Recognized in Income	Amount of Gain Recognized in Income (Amount Excluded from Effectiveness Testing)
		Quarters Ended		Nine Months Ended
		October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Cross-currency swap contracts	Interest expense, net	$1,870	$1,805	$5,484	$5,772

		Quarters Ended		Nine Months Ended
		October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Total interest expense, net in which the amounts excluded from effectiveness testing for net investment hedges are recorded		$40,860	$43,500	$127,760	$120,602

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
The effect of derivative contracts not designated as hedges on the Condensed Consolidated Statements of Income is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarters Ended		Nine Months Ended
		October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Forward foreign exchange contracts	Cost of sales	$6,087	$(1,472)	$24,711	$(11,004)
Forward foreign exchange contracts	Selling, general and administrative expenses	(597)	3,718	2,494	4,646
Forward foreign exchange contracts	Loss from discontinued operations, net of tax	859	(139)	4,812	(3,590)
Total		$6,349	$2,107	$32,017	$(9,948)
(10)    Fair Value of Assets and Liabilities
As of October 2, 2021, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s derivative instruments related to forward foreign exchange derivative contracts, cross-currency swap derivative contracts and deferred compensation plan liabilities. The fair values of forward foreign exchange derivative contracts are determined using the cash flows of the forward contracts, discount rates to account for the passage of time and current foreign exchange market data which are all based on inputs readily available in public markets and are categorized as Level 2. The fair values of cross-currency swap derivative contracts are determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange and interest rate market data and credit risk, which are all based on inputs readily available in public markets and are categorized as Level 2. The fair value of deferred compensation plans is based on readily available current market data and is categorized as Level 2. The Company’s defined benefit pension plan investments are not required to be measured at fair value on a quarterly recurring basis.
There were no changes during the quarter and nine months ended October 2, 2021 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of and during the quarter and nine months ended October 2, 2021, the Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities within continuing operations accounted for at fair value on a recurring basis.

	Assets (Liabilities) at Fair Value as of October 2, 2021
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$8,666	$—	$8,666	$—
Cross-currency swap contracts - assets	2,839	—	2,839	—
Forward foreign exchange contracts - liabilities	(876)	—	(876)	—
Cross-currency swap contracts - liabilities	(10,151)	—	(10,151)	—
	478	—	478	—
Deferred compensation plan liability	(19,916)	—	(19,916)	—
Total	$(19,438)	$—	$(19,438)	$—

	Assets (Liabilities) at Fair Value as of January 2, 2021
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward foreign exchange contracts - assets	$2,460	$—	$2,460	$—
Cross-currency swap contracts - assets	918	—	918	—
Forward foreign exchange contracts - liabilities	(31,576)	—	(31,576)	—
Cross-currency swap contracts - liabilities	(16,526)	—	(16,526)	—
	(44,724)	—	(44,724)	—
Deferred compensation plan liability	(21,878)	—	(21,878)	—
Total	$(66,602)	$—	$(66,602)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and accounts payable approximated fair value as of October 2, 2021 and January 2, 2021. The carrying amount of trade accounts receivable included allowance for doubtful accounts, chargebacks and other deductions of $63,193 and $48,745 as of October 2, 2021 and January 2, 2021, respectively. The fair value of debt, which is classified as a Level 2 liability, was $3,885,395 and $4,230,985 as of October 2, 2021 and January 2, 2021, respectively. Debt had a carrying value of $3,689,018 and $4,035,724 as of October 2, 2021 and January 2, 2021, respectively. The fair values were estimated using quoted market prices as provided in secondary markets, which consider the Company’s credit risk and market related conditions. The carrying amount of the Company’s notes payable, which is classified as a Level 2 liability, approximated fair value primarily due to the short-term nature of these instruments.
(11)    Income Taxes
The Company’s effective income tax rate was 7.9% and 16.0% for the quarters ended October 2, 2021 and September 26, 2020, respectively. The Company’s effective income tax rate was 10.9% and 14.2% for the nine months ended October 2, 2021 and September 26, 2020, respectively. The lower effective tax rate for the quarter and nine months ended October 2, 2021 was primarily due to tax benefits related to the adjustments of prior year tax returns and approval of certain filings by taxing authorities during the quarter ended October 2, 2021 and the change in jurisdictional mix of income.
The Company is or could be subject to examinations in the U.S., various state and foreign jurisdictions and believes that it maintains appropriate accruals for unrecognized tax benefits related to uncertain tax positions, which are evaluated each quarter. During the nine months ended October 2, 2021, the Company’s liability for unrecognized tax benefits, including interest and penalties, decreased by $8,435, of which $8,938 was a discrete reduction of the effective income tax rate. The decrease was related to expirations of statutes of limitations and approvals of certain filings with income tax authorities.

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

	Quarters Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales:
Innerwear	$702,617	$792,600	$2,053,702	$2,309,816
Activewear	462,499	324,921	1,230,691	781,300
International	536,483	506,203	1,521,667	1,185,718
Other	87,952	68,139	242,831	161,182
Total net sales	$1,789,551	$1,691,863	$5,048,891	$4,438,016

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Segment operating profit:
Innerwear	$147,651	$172,000	$461,237	$558,075
Activewear	76,172	29,568	177,813	31,925
International	86,371	101,029	235,451	156,936
Other	11,288	3,059	22,394	(12,263)
Total segment operating profit	321,482	305,656	896,895	734,673
Items not included in segment operating profit:
General corporate expenses	(50,226)	(56,357)	(164,734)	(163,923)
Restructuring and other action-related charges	(29,096)	(52,257)	(67,153)	(108,860)
Amortization of intangibles	(7,514)	(7,955)	(22,846)	(22,717)
Total operating profit	234,646	189,087	642,162	439,173
Other expenses	(1,811)	(4,898)	(6,227)	(15,652)
Interest expense, net	(40,860)	(43,500)	(127,760)	(120,602)
Income from continuing operations before income tax expense	$191,975	$140,689	$508,175	$302,919
The Company incurred pre-tax restructuring and other action-related charges included in operating profit that were reported in the following lines in the Condensed Consolidated Statements of Income:

	Quarters Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Cost of sales	$(108)	$47,599	$4,599	$87,828
Selling, general and administrative expenses	29,204	4,658	62,554	21,032
Total restructuring and other action-related charges included in operating profit	$29,096	$52,257	$67,153	$108,860
The components of restructuring and other action-related charges included in operating profit were as follows:

	Quarters Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Full Potential Plan:
Professional services	$11,283	$—	$36,793	$—
Operating model	16,000	—	17,600	—
Impairment of intangible assets	—	—	7,302	—
Other	1,813	—	5,458	—
2020 actions:
Supply chain actions	—	2,098	—	18,800
Program exit costs	—	356	—	9,854
Other	—	1,195	—	7,311
COVID-19 related charges:
Supply chain re-startup	—	48,608	—	48,608
Bad debt	—	—	—	9,418
Inventory	—	—	—	14,869
Total restructuring and other action-related charges included in operating profit	$29,096	$52,257	$67,153	$108,860

HANESBRANDS INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share data)
(unaudited)
In the third quarter of 2021, the Company approved an action to resize its U.S. corporate office workforce through a voluntary retirement program. As of October 2, 2021, the Company accrued $16,000 for employee termination and other benefits in accordance with expected benefit payments, with the charges reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income and in the pre-tax restructuring and other action-related charges table above. As of October 2, 2021, no benefit payments had been made. The accrual is included in the “Accrued liabilities” line of the Condensed Consolidated Balance Sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed interim consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended January 2, 2021, which were included in our Annual Report on Form 10-K filed with the SEC. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended January 2, 2021. In particular, statements with respect to trends associated with our business, our Full Potential plan, our future financial performance and the potential effects of the ongoing global coronavirus (“COVID-19”) pandemic included in this MD&A include forward-looking statements.
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
Our operations are managed and reported in three operating segments, each of which is a reportable segment for financial reporting purposes: Innerwear, Activewear and International. These segments are organized principally by product category and geographic location. Each segment has its own management team that is responsible for the operations of the segment’s businesses, but the segments share a common supply chain and media and marketing platforms. Other consists of our U.S.-based outlet stores, our U.S. hosiery business and certain sales from our supply chain to the European Innerwear business.
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
In the fourth quarter of 2020, we began the implementation of our Full Potential plan and as part of our strategy to streamline our portfolio, we determined that our personal protective equipment (“PPE”) business was no longer a growth opportunity for us and recorded a charge to write down our entire PPE inventory balance to its estimated net realizable value. Additionally, we commenced an initiative to reduce 20% of our SKUs in inventory in order to streamline product offerings while also implementing a formal lifecycle management process.
In the first quarter of 2021, we announced that as part of our strategic plan, we were exploring alternatives for our European Innerwear business and subsequently reached the decision to exit this business. We determined that our European Innerwear business met held-for-sale and discontinued operations accounting criteria during the first quarter of 2021. Accordingly, we began to separately report the results of our European Innerwear business as discontinued operations in our Condensed Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Condensed

Consolidated Balance Sheets. See note “Discontinued Operations” to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. On November 4, 2021, we announced that we have reached an agreement to sell our European Innerwear business to an affiliate of Regent, L.P., pending the completion of consultation with the European and French works councils representing employees of the European Innerwear business and customary closing conditions. Under the agreement, the purchaser will receive all the assets and operating liabilities of the European Innerwear business for a purchase price of one Euro, subject to a post-closing adjustment to reflect any deviation at closing from a normalized level of working capital. Under the agreement, there is also a potential earnout due to us based on future performance. The transaction is expected to close in the first quarter of 2022.
Impact of COVID-19 on Our Business
The COVID-19 pandemic impacted our business operations and financial results for the third quarter and nine months ended 2021 and 2020 as described in more detail under “Condensed Consolidated Results of Operations - Third Quarter Ended October 2, 2021 Compared with Third Quarter Ended September 26, 2020” and “Condensed Consolidated Results of Operations - Nine Months Ended October 2, 2021 Compared with Nine Months Ended September 26, 2020” below, primarily through reduced traffic and closures of company-operated and third-party retail locations for portions of each of the periods in certain markets and global supply chain disruptions. Global supply chain disruptions primarily due to port congestion, transportation delays as well as labor and container shortages have resulted in higher operating costs and higher levels of inflation. The future impact of the COVID-19 pandemic remains highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted.
Outlook for the fourth quarter of 2021
We estimate our fourth quarter 2021 guidance as follows:
•Net sales of approximately $1.71 billion to $1.78 billion;
•Operating profit of approximately $182 million to $202 million;
•Full Potential plan-related charges of approximately $18 million included in operating profit;
•Interest expense and other expenses of approximately $85 million combined, including a one-time charge of $45 million for a make-whole premium and transaction fees related to our anticipated debt refinancing;
•An effective tax rate from continuing operations of approximately 12%;
•Diluted earnings per share from continuing operations of approximately $0.24 to $0.29;
•Cash flow from operating activities of approximately $23 million to $73 million; and
•Capital expenditures of approximately $20 million to $30 million.
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
Disruptions to the global supply chain due to factory closures, port congestion, container shortages, trucking capacity shortages, transportation delays and labor shortages may negatively impact product availability, revenue growth and gross margins. Global supply chain disruptions could also cause our business to be affected by inflation which we would work to mitigate through a combination of cost savings and operating efficiencies, as well as pricing actions, which could have an adverse impact on demand.
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
Condensed Consolidated Results of Operations — Third Quarter Ended October 2, 2021 Compared with Third Quarter Ended September 26, 2020

	Quarters Ended
	October 2, 2021	September 26, 2020	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$1,789,551	$1,691,863	$97,688	5.8%
Cost of sales	1,089,890	1,120,392	(30,502)	(2.7)
Gross profit	699,661	571,471	128,190	22.4
Selling, general and administrative expenses	465,015	382,384	82,631	21.6
Operating profit	234,646	189,087	45,559	24.1
Other expenses	1,811	4,898	(3,087)	(63.0)
Interest expense, net	40,860	43,500	(2,640)	(6.1)
Income from continuing operations before income tax expense	191,975	140,689	51,286	36.5
Income tax expense	15,228	22,464	(7,236)	(32.2)
Income from continuing operations	176,747	118,225	58,522	49.5
Loss from discontinued operations, net of tax	(24,970)	(14,947)	(10,023)	67.1
Net income	$151,777	$103,278	$48,499	47.0%
Net Sales
Net sales increased 6% during the third quarter of 2021 versus the third quarter of 2020 primarily due to the following:
•Strong consumer demand and point-of-sale trends in the U.S., Europe, the Americas, and certain markets in Asia; and
•The favorable impact from foreign exchange rates in our International business of approximately $8 million.
Partially offset by:
•The exit of the PPE business as part of our Full Potential plan, which contributed net sales of $179 million in the third quarter of 2020; and
•Net sales in Australia and Japan were negatively impacted due to extended government COVID-19 related lockdowns in the third quarter of 2021.

Operating Profit
Operating profit as a percentage of net sales was 13.1% during the third quarter of 2021, representing an increase from 11.2% in the prior year. Operating margin benefited from fixed cost leverage from higher sales, favorable sales mix and the favorable impact from foreign exchange rates, which more than offset higher transportation costs, increased investments in brand marketing and higher levels of inflation. Selling, general and administrative expenses in the third quarter of 2020 benefited from temporary cost savings initiatives implemented in response to the COVID-19 pandemic. The third quarter of 2020 also included operating profit related to the PPE business that was exited.
Included in operating profit in the third quarter of 2021 were charges of $29 million related to the implementation of our Full Potential plan. Included in operating profit in the third quarter of 2020 were charges of $52 million primarily related to supply chain re-startup charges related to incremental costs incurred, such as freight and sourcing premiums, to expedite product delivery to meet customer demand following the extended shut-down of parts of our manufacturing network as a result of the COVID-19 pandemic in 2020.
Other Highlights
Other Expenses – Other expenses decreased $3 million in the third quarter of 2021 compared to the third quarter of 2020 primarily due to lower pension expense in 2021.
Interest Expense – Interest expense was lower by $3 million in the third quarter of 2021 compared to the third quarter of 2020 primarily due to lower outstanding debt balances during the third quarter of 2021 compared to the third quarter of 2020. Our weighted average interest rate on our outstanding debt was 4.12% for the third quarter of 2021, compared to 4.07% for the third quarter of 2020.
Income Tax Expense – Our effective income tax rate was 7.9% and 16.0% for the third quarters of 2021 and 2020, respectively. The lower effective tax rate for the third quarter of 2021 was primarily due to tax benefits related to the adjustments of prior year tax returns and approval of certain filings by taxing authorities during the third quarter of 2021 and the change in jurisdictional mix of income.
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
Operating Results by Business Segment — Third Quarter Ended October 2, 2021 Compared with Third Quarter Ended September 26, 2020

	Net Sales
	Quarters Ended
	October 2, 2021	September 26, 2020	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$702,617	$792,600	$(89,983)	(11.4)%
Activewear	462,499	324,921	137,578	42.3
International	536,483	506,203	30,280	6.0
Other	87,952	68,139	19,813	29.1
Total	$1,789,551	$1,691,863	$97,688	5.8%

	Operating Profit and Margin
	Quarters Ended
	October 2, 2021		September 26, 2020		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$147,651	21.0%	$172,000	21.7%	$(24,349)	(14.2)%
Activewear	76,172	16.5	29,568	9.1	46,604	157.6
International	86,371	16.1	101,029	20.0	(14,658)	(14.5)
Other	11,288	12.8	3,059	4.5	8,229	269.0
Corporate	(86,836)	NM	(116,569)	NM	29,733	(25.5)
Total	$234,646	13.1%	$189,087	11.2%	$45,559	24.1%

Innerwear
Innerwear net sales decreased 11% compared to the third quarter of 2020 primarily due to our exit of the PPE business in 2021 as a result of the implementation of our Full Potential plan. Net sales of PPE represented $166 million of the decrease in the third quarter of 2021 compared to the third quarter of 2020. This decrease was partially offset by increases in all of our core apparel categories. Net sales in our Men’s, Kids and Socks businesses increased mid-to-high single digits and net sales in our Women’s business increased approximately 20%, driven by strong point-of-sale growth across channels in the third quarter of 2021.
Innerwear operating margin was 21.0%, a decrease from 21.7% in the same period a year ago due to fixed cost deleverage from lower sales, higher transportation costs, increased investments in brand marketing and higher levels of inflation. The third quarter of 2020 also included operating profit related to the PPE business that was exited.
Activewear
Activewear net sales increased 42% compared to the third quarter last year driven by lower comparable sales in the third quarter of 2020 due to COVID-19 pandemic-related shutdowns. We experienced growth in all product categories, including double-digit growth in both the Champion and Hanes brands. We experienced strong point-of-sale trends across several channels in the third quarter of 2021.
Activewear operating margin was 16.5%, an increase from 9.1% in the same period a year ago. Operating margin improvement primarily resulted from fixed cost leverage from higher sales and favorable sales mix, which more than offset increased investments in brand marketing.
International
Net sales in the International segment increased 6% as a result of lower sales in the third quarter of 2020 due to the negative impact of the COVID-19 pandemic. Net sales grew in the Americas, Europe and certain markets in Asia driven by strong consumer demand for our brands while net sales in Australia and Japan were negatively impacted due to extended government COVID-19 related lockdowns in the third quarter of 2021. The favorable impact of foreign currency exchange rates increased net sales approximately $8 million in the third quarter of 2021. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased 4%. The impact of foreign exchange rates is calculated by applying prior period exchange rates to the current year financial results. The third quarter of 2020 included net sales of PPE of $13 million.
International operating margin was 16.1%, a decrease from 20.0% in the same period a year ago. The decrease in operating margin primarily resulted from fixed cost deleverage due to COVID-19 related shutdowns in Australia and Japan in the third quarter of 2021 and increased investments in brand marketing partially offset by fixed cost leverage from higher sales in the Americas, Europe and certain markets in Asia and the favorable impact from foreign exchange rates.
Other
Other net sales increased primarily due to increased sales at our retail outlets during the third quarter of 2021 as a result of stores reopening after temporary store closures during the third quarter of 2020 due to the COVID-19 pandemic. Operating margin increased due to the increase in sales volume.
We expect to continue certain sales from our supply chain to the European Innerwear business after the sale of the business. Those sales and the related profit are included in Other in all periods presented and have not been eliminated as intercompany transactions in consolidation.
Corporate
Corporate expenses were lower in the third quarter of 2021 compared to the third quarter of 2020 due to lower restructuring and other action-related charges. Included in restructuring and other action-related charges in the third quarter of 2021 were $29 million of charges related to the implementation of our Full Potential plan including a charge of $16 million for an action to resize our U.S. corporate office workforce through a voluntary retirement program which is expected to be paid within one year and is reflected in the “Selling, general and administrative expenses” line of the Condensed Consolidated Statements of Income. Included in restructuring and other action-related charges in the third quarter of 2020 were $49 million of supply chain re-startup charges primarily related to incremental costs incurred, such as freight and sourcing premiums, to expedite product delivery to meet customer demand following the extended shut-down of parts of our manufacturing network as a result of the COVID-19 pandemic in 2020. Supply chain actions in the third quarter of 2020 include actions to reduce overhead costs. Program exit charges are costs incurred during the third quarter of 2020 associated with exiting the C9

Champion mass program and the DKNY intimate apparel license at the end of 2019. Other charges in the third quarter of 2020 include action-related costs such as workforce reductions.

	Quarters Ended
	October 2, 2021	September 26, 2020
	(dollars in thousands)
Restructuring and other action-related charges included in operating profit:
Full Potential Plan:
Professional services	$11,283	$—
Operating model	16,000	—
Other	1,813	—
2020 actions:
Supply chain actions	—	2,098
Program exit costs	—	356
Other	—	1,195
COVID-19 related charges:
Supply chain re-startup	—	48,608
Total restructuring and other action-related charges included in operating profit	$29,096	$52,257
Condensed Consolidated Results of Operations — Nine Months Ended October 2, 2021 Compared with Nine Months Ended September 26, 2020

	Nine Months Ended
	October 2, 2021	September 26, 2020	Higher (Lower)	Percent Change
	(dollars in thousands)
Net sales	$5,048,891	$4,438,016	$610,875	13.8%
Cost of sales	3,064,920	2,934,515	130,405	4.4
Gross profit	1,983,971	1,503,501	480,470	32.0
Selling, general and administrative expenses	1,341,809	1,064,328	277,481	26.1
Operating profit	642,162	439,173	202,989	46.2
Other expenses	6,227	15,652	(9,425)	(60.2)
Interest expense, net	127,760	120,602	7,158	5.9
Income from continuing operations before income tax expense	508,175	302,919	205,256	67.8
Income tax expense	55,161	43,008	12,153	28.3
Income from continuing operations	453,014	259,911	193,103	74.3
Loss from discontinued operations, net of tax	(435,823)	(3,326)	(432,497)	13,003.5
Net income	$17,191	$256,585	$(239,394)	(93.3)%
Net Sales
Net sales increased 14% during the nine months of 2021 versus the nine months of 2020 primarily due to the following:
•Retailers continuing to replenish inventory levels as well as strong consumer demand and point-of-sale trends as stores reopened after temporary closures due to the COVID-19 pandemic and incremental sales partially as a result of higher U.S. government stimulus spending;
•A lower sales comparison in the nine months of 2020 due to COVID-19 pandemic-related shutdowns; and
•The favorable impact from foreign exchange rates in our International business of approximately $102 million.
Partially offset by:
•The exit of the PPE business as part of our Full Potential plan, which contributed net sales of $792 million in the nine months of 2020.
Operating Profit
Operating profit as a percentage of net sales was 12.7% for the nine months of 2021, representing an increase from 9.9% in the prior year. Operating margin benefited from fixed cost leverage from higher sales and the favorable impact from foreign exchange rates, which more than offset higher transportation costs, increased investments in brand marketing and higher levels of inflation. Selling, general and administrative expenses in the nine months of 2020 benefited from temporary cost savings initiatives implemented in response to the COVID-19 pandemic. The nine months of 2020 also included operating profit related to the PPE business that was exited.
Included in operating profit in the nine months of 2021 were charges of $67 million related to the implementation of our Full Potential plan. Included in operating profit in the nine months of 2020 were charges of $109 million primarily related to supply chain actions, program exits, asset write-down charges recorded as a result of the effects of the COVID-19 pandemic and supply chain re-startup charges related to incremental costs incurred, such as freight and sourcing premiums, to expedite product delivery to meet customer demand following the extended shut-down of parts of our manufacturing network as a result of the COVID-19 pandemic in 2020.
Other Highlights
Other Expenses – Other expenses decreased $9 million in the nine months of 2021 compared to the same period in 2020 due to lower pension expense and lower funding fees for sales of accounts receivable to financial institutions in 2021.
Interest Expense – Interest expense was higher by $7 million in the nine months of 2021 compared to the same period in 2020, driven by a higher weighted average interest rate on our borrowings during the nine months of 2021 and interest expense on cross-currency swap contracts entered into on April 1, 2021 that are being used to hedge foreign currency cash flows. Our weighted average interest rate on our outstanding debt was 4.12% for the nine months of 2021, compared to 3.90% for the nine months of 2020.
Income Tax Expense – Our effective income tax rate was 10.9% and 14.2% for the nine months of 2021 and 2020, respectively. The lower effective tax rate for the nine months of 2021 was primarily due to tax benefits related to the adjustments of prior year tax returns and approval of certain filings by taxing authorities during the nine months of 2021 and the change in jurisdictional mix of income.
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
Operating Results by Business Segment — Nine Months Ended October 2, 2021 Compared with Nine Months Ended September 26, 2020

	Net Sales
	Nine Months Ended
	October 2, 2021	September 26, 2020	Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$2,053,702	$2,309,816	$(256,114)	(11.1)%
Activewear	1,230,691	781,300	449,391	57.5
International	1,521,667	1,185,718	335,949	28.3
Other	242,831	161,182	81,649	50.7
Total	$5,048,891	$4,438,016	$610,875	13.8%

	Operating Profit and Margin
	Nine Months Ended
	October 2, 2021		September 26, 2020		Higher (Lower)	Percent Change
	(dollars in thousands)
Innerwear	$461,237	22.5%	$558,075	24.2%	$(96,838)	(17.4)%
Activewear	177,813	14.4	31,925	4.1	145,888	457.0
International	235,451	15.5	156,936	13.2	78,515	50.0
Other	22,394	9.2	(12,263)	(7.6)	34,657	NM
Corporate	(254,733)	NM	(295,500)	NM	40,767	(13.8)
Total	$642,162	12.7%	$439,173	9.9%	$202,989	46.2%
Innerwear
Innerwear net sales decreased 11% compared to the nine months of 2020 primarily due to our exit of the PPE business in 2021 as a result of the implementation of our Full Potential plan. Net sales of PPE represented $779 million of the decrease in the nine months of 2021 compared to the nine months of 2020. This decrease was partially offset by increases in all of our core apparel categories primarily as a result of a lower sales comparison in the nine months of 2020 due to COVID-19 pandemic-related shutdowns, retailers continuing to replenish inventory levels and strong consumer demand and point-of-sale trends as stores reopened after temporary closures due to the COVID-19 pandemic and incremental sales partially as a result of higher U.S. government stimulus spending.
Innerwear operating margin was 22.5%, a decrease from 24.2% in the same period a year ago due to fixed cost deleverage from lower sales, higher transportation costs, increased investments in brand marketing and higher levels of inflation. The nine months of 2020 also included operating profit related to the PPE business that was exited.
Activewear
Activewear net sales increased 58% compared to the nine months of 2020 driven by lower comparable sales in the nine months of 2020 due to COVID-19 pandemic-related shutdowns and incremental sales partially as a result of higher U.S. government stimulus spending in the nine months of 2021. We experienced growth in all product categories.
Activewear operating margin was 14.4%, an increase from 4.1% in the same period a year ago. Operating margin improvement primarily resulted from fixed cost leverage from higher sales and favorable sales mix, which more than offset increased investments in brand marketing.
International
Net sales in the International segment increased 28% as a result of lower sales in the nine months of 2020 due to the negative impact of the COVID-19 pandemic and the favorable impact of foreign currency exchange rates of approximately $102 million in the nine months of 2021. International net sales on a constant currency basis, defined as net sales excluding the impact of foreign currency, increased 20%. The impact of foreign exchange rates is calculated by applying prior period exchange rates to the current year financial results. The nine months of 2020 included net sales of PPE of $13 million. Net sales in certain of our international markets continue to be negatively impacted by COVID-19 related shutdowns.
International operating margin was 15.5%, an increase from 13.2% in the same period a year ago. Operating margin improvement primarily resulted from fixed cost leverage from higher sales, favorable sales mix and the favorable impact from foreign exchange rates, which more than offset increased investments in brand marketing.
Other
Other net sales increased primarily due to increased sales at our retail outlets during the nine months of 2021 as a result of stores reopening after temporary store closures during the nine months of 2020 due to the COVID-19 pandemic. Operating margin increased due to the increase in sales volume.
We expect to continue certain sales from our supply chain to the European Innerwear business after the sale of the business. Those sales and the related profit are included in Other in all periods presented and have not been eliminated as intercompany transactions in consolidation.
Corporate
Corporate expenses in the nine months of 2021 included incremental recurring COVID-19 related costs such as cleaning and health-related supplies to protect our employees and customers, as well as higher compensation expense compared to the nine months of 2020. Corporate expenses were lower in the nine months of 2021 compared to the same period of 2020 due to lower restructuring and other action-related charges and bad debt expense. Included in restructuring and other action-related charges in the nine months of 2021 were $67 million of charges related to the implementation of our Full Potential plan including a charge of $16 million for an action to resize our U.S. corporate office workforce through a voluntary retirement program and impairment charges of $7 million related to the full impairment of an indefinite-lived trademark related to a specific brand within the European Innerwear business that was excluded from the disposal group as it is not being marketed for sale. Included in restructuring and other action-related charges in the nine months of 2020 were $49 million of supply chain re-startup charges primarily related to incremental costs incurred, such as freight and sourcing premiums, to expedite product delivery to meet customer demand following the extended shut-down of parts of our manufacturing network as a result of the COVID-19 pandemic in 2020 and $24 million of asset write-down charges recorded as a result of the effects of the COVID-19 pandemic. Supply chain actions in the nine months of 2020 include actions to reduce overhead costs. Program exit charges are costs incurred during the nine months of 2020 associated with exiting the C9 Champion mass program and the DKNY intimate apparel license at the end of 2019. Other charges in the nine months of 2020 include action-related costs such as workforce reductions.

	Nine Months Ended
	October 2, 2021	September 26, 2020
	(dollars in thousands)
Restructuring and other action-related charges included in operating profit:
Full Potential Plan:
Professional services	$36,793	$—
Operating model	17,600	—
Impairment of intangible assets	7,302	—
Other	5,458	—
2020 actions:
Supply chain actions	—	18,800
Program exit costs	—	9,854
Other	—	7,311
COVID-19 related charges:
Supply chain re-startup	—	48,608
Bad debt	—	9,418
Inventory	—	14,869
Total restructuring and other action-related charges included in operating profit	$67,153	$108,860
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
We had the following borrowing capacity and available liquidity under our credit facilities as of October 2, 2021:

	As of October 2, 2021
	Borrowing Capacity	Available Liquidity
	(dollars in thousands)
Senior Secured Credit Facility:
Revolving Loan Facility	$1,000,000	$995,824
Australian Revolving Loan Facility	43,051	43,051
Accounts Receivable Securitization Facility(1)	166,214	166,214
Other international credit facilities	60,105	13,856
Total liquidity from credit facilities	$1,269,370	$1,218,945
Cash and cash equivalents		873,628
Total liquidity		$2,092,573

(1)Borrowing availability under the Accounts Receivable Securitization Facility is subject to a quarterly fluctuating facility limit, not to exceed $175 million, and permitted only to the extent that the face of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans.
The following have impacted or may impact our liquidity:
•The COVID-19 pandemic has had a negative impact on our business.
•We have historically paid a regular quarterly dividend. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to our actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of our Board of Directors.

•We have principal and interest obligations under our debt and ongoing financial covenants under those debt facilities. In March 2021, we repaid the outstanding balance of Term Loan B which consisted of a required excess cash flow prepayment of $239 million and a voluntary prepayment of $61 million. We intend to refinance our Senior Secured Credit Facility in the fourth quarter of 2021, subject to market conditions, and redeem our 5.375% Senior Notes using proceeds from the transaction and cash on hand.
•We have invested in efforts to accelerate worldwide omnichannel and global growth initiatives, as well as marketing and brand building.
•We have launched a multi-year cost savings program intended to self-fund the investments necessary to achieve our Full Potential plan’s objectives.
•We expect capital investments of approximately $185 million per year through 2024 as part of our Full Potential plan.
•In the future, we may pursue strategic business acquisitions or divestitures.
•We made a contribution of $40 million to our U.S. pension plan in the nine months ended October 2, 2021. We may also elect to make additional voluntary contributions.
•We may increase or decrease the portion of the current-year income of our foreign subsidiaries that we remit to the United States, which could impact our effective income tax rate. Consistent with our investment strategy as it pertains to our historical foreign earnings as of January 2, 2021, we intend to remit foreign earnings totaling $668 million.
•We are obligated to make installment payments over an eight-year period related to our transition tax liability resulting from the implementation of the Tax Cuts and Jobs Act, which began in 2018, in addition to any estimated income taxes due based on current year taxable income. In the nine months ended October 2, 2021, we made an installment payment of $10 million on our transition tax liability. We currently have a remaining balance due of approximately $41 million to be paid in installment payments through 2025.
Sources and Uses of Our Cash
The information presented below regarding the sources and uses of our cash flows for the nine months ended October 2, 2021 and September 26, 2020 was derived from our condensed consolidated interim financial statements.

	Nine Months Ended
	October 2, 2021	September 26, 2020
	(dollars in thousands)
Operating activities	$527,376	$231,222
Investing activities	(44,404)	(41,084)
Financing activities	(475,924)	203,441
Effect of changes in foreign exchange rates on cash	(27,207)	9,052
Change in cash, cash equivalents and restricted cash	(20,159)	402,631
Cash, cash equivalents and restricted cash at beginning of year	910,603	329,923
Cash, cash equivalents and restricted cash at end of period	890,444	732,554
Less restricted cash at end of period	—	1,073
Cash and cash equivalents at end of period	$890,444	$731,481

Balances included in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$873,628	$716,921
Cash and cash equivalents included in current assets of discontinued operations	16,816	14,560
Cash and cash equivalents at end of period	$890,444	$731,481

Operating Activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net income and changes in our working capital. As compared to the prior year, higher net cash provided by operating activities was due to changes in working capital primarily accounts payable, partially offset by accounts receivable and inventory. Higher profitability also drove improved year over year cash flow. Net cash from operating activities includes a $40 million and a $25 million contribution to our U.S. pension plan made in the first quarter of 2021 and 2020, respectively.
Investing Activities
Investing activities in the nine months of 2021 and 2020 primarily include capital investments into our business. The increase in cash used by investing activities in the nine months of 2021 compared to 2020 was primarily the result of an increase in capital investments into our business as we manage our spending on our focused strategic goals.
Financing Activities
Net cash from financing activities decreased primarily as a result of lower borrowings as compared to the same period of 2020. We increased our borrowings in the nine months of 2020 primarily to strengthen our cash position and to provide us with additional financial flexibility to manage our business during the COVID-19 pandemic. In the nine months of 2021, we repaid the outstanding balance of Term Loan B which consisted of a required excess cash flow prepayment of $239 million and a voluntary prepayment of $61 million. We repurchased shares at a total cost of $200 million in the nine months of 2020.
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
In April 2020, given the rapidly changing business environment and level of uncertainty created by the COVID-19 pandemic and the associated impact on future earnings, we amended our Senior Secured Credit Facility prior to any potential covenant violation in order to modify the financial covenants and to provide operating flexibility during the COVID-19 crisis. The amendment changed certain provisions and covenants under the Senior Secured Credit Facility through the fiscal quarter ended July 3, 2021, after which our covenants were to revert to their original, pre-amendment levels. We voluntarily terminated the covenant relief amendment when we submitted our April 3, 2021 compliance certificate. After termination, the covenants reverted to their original, pre-amendment levels for the fiscal quarter ended July 3, 2021.
We believe our financing structure provides a secure base to support our operations and key business strategies. As of October 2, 2021, we were in compliance with all financial covenants under our credit facilities and other outstanding indebtedness. We continue to monitor our covenant compliance carefully. Under the terms of our Senior Secured Credit Facility, among other financial and non-financial covenants, we are required to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio covenant is the ratio of our EBITDA for the preceding four fiscal quarters to our consolidated total interest expense and the maximum leverage ratio covenant is the ratio of our net debt to EBITDA for the preceding four fiscal quarters. EBITDA is defined as earnings before interest, income taxes, depreciation expense and amortization, as computed pursuant to the Senior Secured Credit Facility.
We expect to maintain compliance with our covenants for at least one year from the date of these financial statements based on our current expectations and forecasts, however economic conditions or the occurrence of events discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2021 or other SEC filings could cause noncompliance. If economic conditions caused by the COVID-19 pandemic do not continue to improve or otherwise worsen, including as a result of any new virus variants or vaccine distribution or efficacy, and our earnings and operating cash flows do not continue to recover as currently estimated by management, this could impact our ability to maintain compliance with our financial covenants and require us to seek additional amendments to our Senior Secured Credit Facility. If we are not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
We intend to refinance our Senior Secured Credit Facility in the fourth quarter of 2021, subject to market conditions. In conjunction with the refinancing, we intend to redeem our 5.375% Senior Notes using proceeds from the transaction and cash on hand. Redemption of the 5.375% Senior Notes will require payment of a make-whole premium, which along with transaction fees is estimated to result in a one-time charge of approximately $45 million in the fourth quarter of 2021. We estimate this transaction will result in approximately $35 million of annual savings in interest expense, with approximately $4 million recognized in the fourth quarter of 2021. The expected interest expense savings and one-time charge are reflected in our Outlook for the fourth quarter of 2021.
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2021.
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

4.1
Supplemental Indenture No. 11 (to Indenture dated June 3, 2016), dated as of July 14, 2021, among Hanesbrands Finance Luxembourg S.C.A., HBI IP Holdings Switzerland GmbH and U.S. Bank Trustees Limited.

4.2
Supplemental Indenture No. 12 (to Indenture dated June 3, 2016), dated as of September 20, 2021, among Hanesbrands Finance Luxembourg S.C.A., Hanes Jiboa Holdings LLC, HBI WH Minority Holdings LLC and U.S. Bank Trustees Limited.

4.3
Third Supplemental Indenture (to Indenture dated May 6, 2016), dated as of September 20, 2021, among Hanesbrands Inc., Hanes Jiboa Holdings LLC, HBI WH Minority Holdings LLC and US Bank, National Association.

4.4
First Supplemental Indenture (to Indenture dated May 4, 2020), dated as of September 20, 2021, among Hanesbrands Inc., Hanes Jiboa Holdings LLC, HBI WH Minority Holdings LLC and US Bank, National Association.

10.1
Australian Revolving Facility Agreement – First Amending Agreement dated July 13, 2021, among HBI Holdings Australasia Pty Ltd, the Borrowers party thereto, Westpac Banking Corporation and Westpac New Zealand Limited.

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
Michael P. Dastugue Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: November 4, 2021